Form 10-Q
period 2011-06-30
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2011-08-05
CIK 74208, 1018254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of July 29, 2011, was 219,079,564.

UDR, INC.
UNITED DOMINION REALTY, L.P.
INDEX

PAGE

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

UDR, INC.:

Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010 (audited)	3

Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited)	4

Consolidated Statements of Stockholders’ Equity and Comprehensive Income/(Loss) for the six months ended June 30, 2011 (unaudited)	5

Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

UNITED DOMINION REALTY, L.P.:

Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010 (audited)	33

Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited)	34

Consolidated Statements of Partners’ Capital and Comprehensive Income/(Loss) for the six months ended June 30, 2011 (unaudited)	35

Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	36

Notes to Consolidated Financial Statements (unaudited)	37

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	55

Item 3. Quantitative and Qualitative Disclosures About Market Risk	78

Item 4. Controls and Procedures	78

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	78

Item 1A. Risk Factors	78

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	92

Item 3. Defaults Upon Senior Securities	93

Item 4. (Removed and Reserved)	93

Item 5. Other Information	93

Item 6. Exhibits	93

Signatures	94

Exhibit 12.1
Exhibit 12.2
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2011 of UDR, Inc. a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company”, “UDR” or UDR, Inc. refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including the Operating Partnership. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” refer to United Dominion Realty, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership are referred to as “OP Units” and the holders of the OP Units are referred to as “unitholders”. This combined Form 10-Q is being filed separately by UDR and the Operating Partnership.
There are a number of differences between our company and our operating partnership, which are reflected in our disclosure in this report. UDR is a real estate investment trust (a “REIT”), whose most significant asset is its ownership interest in the Operating Partnership. UDR also conducts business through other subsidiaries and operating partnerships, including its subsidiary RE3, whose activities include development of land. UDR acts as the sole general partner of the Operating Partnership, holds interests in other operating partnerships, subsidiaries and joint ventures, owns and operates properties, issues securities from time to time and guarantees debt of certain of our subsidiaries. The Operating Partnership conducts the operations of a substantial portion of the business and is structured as a partnership with no publicly traded equity securities. The Operating Partnership has guaranteed certain outstanding securities of UDR.
As of June 30, 2011, UDR owned 110,883 units of the general partnership interests of the Operating Partnership and 174,738,456 units (or approximately 95.8%) of the limited partnership interests of the Operating Partnership (the “OP Units”). UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are provided for each of UDR and the Operating Partnership. This combined Form 10-Q is being filed separately by UDR and the Operating Partnership.

UDR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS

Real estate owned:
Real estate held for investment	$7,141,505	$6,490,791
Less: accumulated depreciation	(1,726,258)	(1,566,618)

Real estate held for investment, net	5,415,247	4,924,173
Real estate under development	157,301	97,912
Real estate held for sale (net of accumulated depreciation of $0 and $71,708)	—	220,936

Total real estate owned, net of accumulated depreciation	5,572,548	5,243,021
Cash and cash equivalents	21,634	9,486
Marketable securities	—	3,866
Restricted cash	20,220	15,447
Deferred financing costs, net	24,747	27,267
Notes receivable	7,800	7,800
Investment in unconsolidated joint ventures	177,404	148,057
Other assets	137,424	74,596

Total assets	$5,961,777	$5,529,540

LIABILITIES AND STOCKHOLDERS’ EQUITY

Secured debt	$1,992,401	$1,908,068
Secured debt — real estate held for sale	—	55,602
Unsecured debt	1,707,185	1,603,834
Real estate taxes payable	14,525	14,585
Accrued interest payable	23,341	20,889
Security deposits and prepaid rent	30,524	26,046
Distributions payable	42,654	36,561
Deferred fees and gains on the sale of depreciable property	29,011	28,943
Accounts payable, accrued expenses, and other liabilities	104,179	105,925

Total liabilities	3,943,820	3,800,453

Redeemable non-controlling interests in operating partnership	187,309	119,057

Stockholders’ equity
Preferred stock, no par value; 50,000,000 shares authorized
2,803,812 shares of 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 shares at December 31, 2010)	46,571	46,571
3,264,362 shares of 6.75% Series G Cumulative Redeemable issued and outstanding (3,405,562 shares at December 31, 2010)	81,609	85,139
Common stock, $0.01 par value; 250,000,000 shares authorized
196,660,518 shares issued and outstanding (182,496,330 shares at December 31, 2010)	1,967	1,825
Additional paid-in capital	2,782,510	2,450,141
Distributions in excess of net income	(1,075,499)	(973,864)
Accumulated other comprehensive income/(loss), net	(10,285)	(3,469)

Total UDR, Inc. stockholders’ equity	1,826,873	1,606,343
Non-controlling interest	3,775	3,687

Total equity	1,830,648	1,610,030

Total liabilities and stockholders’ equity	$5,961,777	$5,529,540

See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUES
Rental income	$176,767	$146,647	$340,462	$290,972
Non-property income:
Other income	2,855	2,056	7,390	3,527

Total revenues	179,622	148,703	347,852	294,499

EXPENSES
Rental expenses:
Real estate taxes and insurance	20,515	18,327	41,355	37,011
Personnel	15,439	13,518	30,168	26,489
Utilities	9,122	7,652	18,133	16,004
Repair and maintenance	9,594	8,177	18,560	15,737
Administrative and marketing	4,317	3,824	8,270	7,521
Property management	4,861	4,033	9,363	8,002
Other operating expenses	1,544	1,457	3,001	2,942
Real estate depreciation and amortization	91,107	70,254	172,625	138,993
Interest
Expense incurred	37,381	35,218	72,969	70,346
Amortization of convertible debt discount	359	928	718	1,895
Other debt charges	40	1,030	4,059	1,030
General and administrative	12,918	10,293	23,593	19,933
Other depreciation and amortization	986	1,308	2,029	2,531

Total expenses	208,183	176,019	404,843	348,434
Loss from operations	(28,561)	(27,316)	(56,991)	(53,935)
Loss from unconsolidated entities	(1,348)	(1,185)	(2,680)	(1,922)

Loss from continuing operations	(29,909)	(28,501)	(59,671)	(55,857)
Income from discontinued operations	44,818	861	45,924	3,191

Consolidated net income/(loss)	14,909	(27,640)	(13,747)	(52,666)
Net (income)/loss attributable to redeemable non-controlling interests in OP	(221)	1,064	611	2,069
Net income attributable to non-controlling interests	(37)	(45)	(88)	(80)

Net income/(loss) attributable to UDR, Inc.	14,651	(26,621)	(13,224)	(50,677)
Distributions to preferred stockholders — Series E (Convertible)	(931)	(931)	(1,862)	(1,862)
Distributions to preferred stockholders — Series G	(1,396)	(1,441)	(2,833)	(2,889)
(Premium)/discount on preferred stock repurchases, net	(175)	25	(175)	25

Net income/(loss) attributable to common stockholders	$12,149	$(28,968)	$(18,094)	$(55,403)

Earnings per weighted average common share — basic and diluted:
Loss from continuing operations attributable to common stockholders	$(0.17)	$(0.19)	$(0.34)	$(0.37)
Income from discontinued operations	$0.23	$0.01	$0.24	$0.02
Net income/(loss) attributable to common stockholders	$0.06	$(0.18)	$(0.10)	$(0.35)

Common distributions declared per share	$0.200	$0.180	$0.385	$0.360

Weighted average number of common shares outstanding — basic and diluted	190,479	160,886	186,527	158,522
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)
(In thousands, except share and per share data)
(Unaudited)

							Accumulated
						Distributions in	Other	Non-
	Preferred Stock		Common Stock		Paid-in	Excess of	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Net Income	Income/(Loss)	interest	Total
Balance, December 31, 2010	6,209,374	$131,710	182,496,330	$1,825	$2,450,141	$(973,864)	$(3,469)	$3,687	$1,610,030
Comprehensive income/(loss)
Net loss	—	—	—	—	—	(13,224)	—	—	(13,224)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	88	88
Other comprehensive income
Unrealized gain on sale of marketable securities reclassified into earnings	—	—	—	—	—	—	(3,492)	—	(3,492)
Unrealized gain on derivative financial instruments	—	—	—	—	—	—	(3,553)	—	(3,553)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	229	—	229

Comprehensive income/(loss)						(13,224)	(6,816)	88	(19,952)

Issuance of common and restricted shares	—	—	687,339	6	7,244	—	—	—	7,250
Issuance of common shares through public offering	—	—	13,474,955	134	324,971	—	—	—	325,105
Redemption of 141,200 shares of 6.75% Series G
Redeemable Shares	(141,200)	(3,530)	—	—	108	(175)	—	—	(3,597)
Adjustment for conversion of non-controlling interest of unitholders in Operating Partnership	—	—	1,894	2	46	—	—	—	48
Common stock distributions declared ($0.385 per share)	—	—	—	—	—	(74,329)	—	—	(74,329)
Preferred stock distributions declared-Series E ($0.6644 per share)	—	—	—	—	—	(1,862)	—	—	(1,862)
Preferred stock distributions declared-Series G ($0.843715 per share)	—	—	—	—	—	(2,833)	—	—	(2,833)
Adjustment to reflect redemption value of redeemable non-controlling interests	—	—	—	—	—	(9,212)	—	—	(9,212)

Balance, June 30, 2011	6,068,174	$128,180	196,660,518	$1,967	$2,782,510	$(1,075,499)	$(10,285)	$3,775	$1,830,648

See accompanying notes to consolidated financial statements.

UDR, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)

	Six Months Ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Operating Activities
Consolidated net loss	$(13,747)	$(52,666)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	177,305	148,464
Net gain on sale of marketable securities	(3,123)	—
Net gain on the sale of depreciable property	(44,699)	(156)
Loss on debt extinguishment	4,059	1,030
Write off of bad debt	1,241	1,208
Loss from unconsolidated entities	2,680	1,922
Amortization of deferred financing costs and other	4,238	3,939
Amortization of deferred compensation	5,105	6,008
Amortization of convertible debt discount	719	1,895
Changes in income tax accruals	988	(292)
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(10,642)	2,973
Decrease in operating liabilities	(9,049)	(12,546)

Net cash provided by operating activities	115,075	101,779

Investing Activities
Proceeds from sales of real estate investments, net	29,363	—
Proceeds from sale of marketable securities	3,497	—
Payments related to the buyout of joint venture partner	—	(16,141)
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	(109,148)	—
Asset exchange cash paid	(28,124)	—
Development of real estate assets	(44,547)	(61,771)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(37,691)	(36,432)
Capital expenditures — non-real estate assets	(2,477)	(2,645)
Investment in unconsolidated joint ventures	(33,245)	(5,681)
Distributions received from unconsolidated joint venture	488	479
Purchase deposits on pending real estate acquisitions	(44,176)	—

Net cash used in investing activities	(266,060)	(122,191)

Financing Activities
Payments on secured debt	(204,896)	(83,845)
Proceeds from the issuance of secured debt	19,204	51,880
Proceeds from the issuance of unsecured debt	296,964	149,190
Payments on unsecured debt	(167,790)	(79,488)
Net proceeds/(repayment) of revolving bank debt	(26,750)	(55,400)
Payment of financing costs	(3,380)	(2,491)
Issuance of common and restricted stock, net	3,832	4,376
Proceeds from the issuance of common shares through public offering, net	325,106	103,444
Payments for the repurchase of Series G preferred stock, net	(3,597)	(637)
Distributions paid to non-controlling interests	(2,952)	(2,685)
Distributions paid to preferred stockholders	(4,696)	(4,751)
Distributions paid to common stockholders	(67,912)	(57,092)

Net cash provided by financing activities	163,133	22,501

Net increase in cash and cash equivalents	12,148	2,089
Cash and cash equivalents, beginning of period	9,486	5,985

Cash and cash equivalents, end of period	$21,634	$8,074

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$83,233	$78,991
Non-cash transactions:
Properties acquired, including intangibles in asset exchange	268,853	—
Properties disposed in asset exchange, net of accumulated depreciation	192,576	—
OP Units issued in partial consideration for property acquisition	62,878	—
Secured debt assumed in the acquisitions of properties, including asset exchange	247,805	—
Secured debt transferred in asset exchange	55,356	—
Fair market value adjustment of secured debt assumed in acquisitions of properties, including asset exchange	21,915	—
Issuance of restricted stock awards	6	16
Conversion of operating partnership non-controlling interests to common stock (1,894 shares in 2011 and 39,638 shares in 2010)	48	551
Retirement of fully depreciated assets	—	7,183
See accompanying notes to consolidated financial statements.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
1. CONSOLIDATION AND BASIS OF PRESENTATION
Consolidation and Basis of Presentation
UDR, Inc., collectively with our consolidated subsidiaries (“UDR”, the “Company”, “we”, “our”, or “us”) is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”). As of June 30, 2011, there were 182,479,015 units in the Operating Partnership outstanding, of which 174,849,339 units or 95.8% were owned by UDR and 7,629,676 units or 4.2% were owned by limited partners. The consolidated financial statements of UDR include the non-controlling interests of the unitholders in the Operating Partnership.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of June 30, 2011, and results of operations for the three and six months ended June 30, 2011 and 2010 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes appearing in UDR’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 23, 2011.
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
The Company accounts for sales of real estate in accordance with FASB ASC 360-20, Real Estate Sales. For sale transactions meeting the requirements for full accrual profit recognition, such as the Company no longer having continuing involvement in the property, we remove the related assets and liabilities from our Consolidated Balance Sheets and record the gain or loss in the period the transaction closes. For sale transactions that do not meet the full accrual sale criteria due to our continuing involvement, we evaluate the nature of the continuing involvement and account for the transaction under an alternate method of accounting. Unless certain limited criteria are met, non-monetary transactions, including property exchanges, are accounted for at fair value.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2011
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
Marketable Securities
Marketable securities represented common stock in a publicly held company. Marketable securities were classified as “available-for-sale,” and were carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity. During the six months ended June 30, 2011, the Company sold marketable securities for $3.5 million, resulting in a gross realized gain of $3.1 million, which is included in “Other Income” on the Consolidated Statements of Operations. The cost of securities sold was based on the specific identification method. Unrealized gains of $3.5 million were reclassified out of accumulated other comprehensive income/(loss) into earnings during the six months ended June 30, 2011.
The amortization of any discount and interest income on previously held debt securities are included in “Other Income” on the Consolidated Statements of Operations for the three and six months ended June 30, 2010.
Preferred Share repurchases
When repurchasing Preferred Stock, the Company recognizes share issuance costs as a charge to the Preferred Stock on a pro rata basis to the total costs incurred for the Preferred Stock offering as well as any premium or discount on the repurchase. The Company recognized a net decrease attributable to income to common stockholders of ($175,000), during the three and six months ended June 30, 2011, and a net increase of $25,000 during the three and six months ended June 30, 2010, and they are reported in “(Premium)/discount on preferred stock repurchases, net” in the Consolidated Statements of Operations.
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
Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of June 30, 2011, UDR recorded a net current liability of $205,000 and a deferred tax asset of $6.6 million (net of a valuation allowance of $53.1 million). For the three and six months ended June 30, 2011 and 2010, UDR recorded income tax expense of $59,000 and $145,000 and $81,000 and $146,000, respectively, which is classified in “General and Administrative” expenses.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2011
UDR had no unrecognized tax benefit, accrued interest or penalties at June 30, 2011. UDR and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years 2006 — 2010 remain open to examination by the major taxing jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense.
3. REAL ESTATE OWNED
Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and properties held for sale. As of June 30, 2011 the Company owned and consolidated 170 communities in 11 states plus the District of Columbia totaling 48,556 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of June 30, 2011 and December 31, 2010 (dollar amounts in thousands):

	June 30,	December 31,
	2011	2010

Land	$1,799,780	$1,693,775
Depreciable property — held and used:
Building and improvements	5,035,481	4,499,920
Furniture, fixtures and equipment	306,244	297,096
Under development:
Land	78,794	62,410
Construction in progress	78,507	35,502
Held for sale:
Land	—	89,932
Building and improvements	—	196,494
Furniture, fixtures and equipment	—	6,218

Real estate owned	7,298,806	6,881,347
Accumulated depreciation	(1,726,258)	(1,638,326)

Real estate owned, net	$5,572,548	$5,243,021

The following table summarizes UDR’s real estate community acquisitions for the six months ended June 30, 2011.

				Purchase
Property Name	Market	Acquisition Date	Units	Price (a)

10 Hanover Square	New York, NY	April 2011	493	$259,750
388 Beale	San Francisco, CA	April 2011	227	90,500
14 North	Boston, MA	April 2011	387	64,500
Inwood West	Boston, MA	April 2011	446	108,000
View 14	Metropolitan D.C.	June 2011	185	105,538

			1,738	$628,288

(a)	The purchase price is the contractual sales price between UDR and the third party and does not include any costs that the Company incurred in the pursuit of the property.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2011
In April 2011, the Company and the Operating Partnership closed on the acquisition of 10 Hanover Square. The community was acquired for $259.8 million, which included assumed debt of $192.0 million (with a fair value of $208.1 million), and the issuance of 2,569,606 operating partnership units (“OP Units”) of the Operating Partnership. The OP Units were deemed to have a value equal to the greater of $25.00 or the closing price per share of the Company’s common stock for the 10 day period ended on (and including) the date one business day prior to the settlement date. For purchase price accounting purposes, the fair value of these OP units was $24.47.
In April 2011, the Company and the Operating Partnership completed a $500 million asset exchange whereby UDR acquired 388 Beale, and the Operating Partnership acquired 14 North, and Inwood West. The communities acquired were valued at $263.0 million representing their estimated fair value. The Company paid $28.1 million of cash and assumed debt of $55.8 million (with a fair value of $61.7 million). UDR sold two multifamily apartment communities (434 homes) and the Operating Partnership sold four multifamily apartment communities (984 homes) located in California as part of the transaction. (See Note 4, Discontinued Operations, for further discussion of real estate community dispositions.)
The Company allocates the purchase price to the tangible and identifiable intangible assets acquired based on their estimated fair value. When allocating cost to an acquired community, the Company first allocates costs to the estimated intangible value of the existing lease agreements and then to the estimated value of the land, building and fixtures assuming the community is vacant. The primary, although not only, identifiable intangible asset associated with our portfolio is the value of existing lease agreements. The Company estimates the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. The fair value allocated to land is generally based on relevant market data. The building is valued using the direct capitalization method. The fair values for the land, real estate assets and in place leases incorporate significant unobservable inputs, and therefore are considered to be Level 3 prices within the fair value hierarchy.
The $628.3 million purchase price, which is gross of the difference between the value of the OP Units of $25.00 and the fair value of $24.47, was allocated $114.5 million to land; $506.8 million to buildings and improvements; $3.4 million to furniture, fixtures, and equipment; $25.4 million to intangible assets; and $23.2 million to intangible liabilities. The purchase price allocation of the View 14 acquisition is subject to change as the Company obtains more complete information during the measurement period.
The Company’s results of operations include operating revenues of $10.8 million and loss from continuing operations of $6.7 million of the acquired properties from the acquisition dates to June 30, 3011.
The unaudited pro forma information below summarizes the Company’s combined results of operations for the three and six months ended June 30, 2011 and 2010 as though the acquisitions of 10 Hanover Square and the asset exchange were completed at January 1, 2010. The information for the three and six months ended June 30, 2011 includes pro forma results for the portion of the period prior to the acquisition date and actual results from the date of acquisition through the end of the period. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods (in thousands except for per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Pro forma revenues	$179,152	$164,268	$356,019	$328,535
Pro forma income/(loss) attributable to common stockholders	12,076	(24,113)	(24,909)	(48,225)
Proforma income/(loss) attributable to common stockholders — basic	0.06	(0.15)	(0.13)	(0.30)
Pro forma income/(loss) attributable to common stockholders — diluted	0.06	(0.15)	(0.13)	(0.30)
The Company did not have any acquisitions during the three and six months ended June 30, 2010.
The Company incurred $2.1 million and $2.7 million of acquisition related costs during the three and six months ended June 30, 2011, respectively. These expenses are classified on the Consolidated Statements of Operations in the line item entitled “General and administrative,” and have been excluded from the pro forma results as the costs do not have a continuing impact on the results of operations.
All development projects and related carrying costs are capitalized and reported on the Consolidated Balance Sheets as “Real estate under development.” The costs of development projects which include interest, real estate taxes, insurance, and allocated development overhead related to support costs for personnel working directly on the development site are capitalized during the construction period. During the three and six months ended June 30, 2011 and 2010, total interest capitalized was $3.5 million and $6.1 million and $3.3 million and $7.3 million, respectively.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2011
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
As discussed in Note 3, Real Estate Owned, in conjunction with the asset exchange that closed on April 5, 2011, UDR sold six multifamily apartment communities (1,418 homes). In May 2011, UDR also sold an apartment community (289 homes) located in Dallas, Texas. During the three and six months ended June 30, 2011, UDR recognized gains for financial reporting purposes of $44.7 million on these transactions, which are included in discontinued operations. The results of operations for the following properties are classified on the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations.”
The Company did not dispose of any communities during the three and six months ended June 30, 2010. Discontinued operations for the three and six months ended June, 2010 also includes operating activities related to one 149 unit community sold during the third quarter of 2010.
The following is a summary of income from discontinued operations for the three months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Rental income	$451	$7,274	$7,258	$14,578
Non-property income	—	—	1	1,849

	451	7,274	7,259	16,427
Rental expenses	161	2,169	2,367	4,511
Property management fee	12	200	199	401
Real estate depreciation	54	3,472	2,651	6,940
Interest	64	769	817	1,540

	291	6,610	6,034	13,392
Income before net gain on the sale of depreciable property	160	664	1,225	3,035
Net gain on the sale of depreciable property	44,658	197	44,699	156

Income from discontinued operations	$44,818	$861	$45,924	$3,191

5. JOINT VENTURES
UDR has entered into joint ventures with unrelated third parties for real estate assets that are either consolidated and included in real estate owned on our Consolidated Balance Sheets or are accounted for under the equity method of accounting, and are included in investment in unconsolidated joint ventures on our Consolidated Balance Sheets. The Company would consolidate an entity in which we own less than 100% but control the joint venture as well as any variable interest entity where we are the primary beneficiary. In addition, the Company would consolidate any joint venture in which we are the general partner or managing member and the third party does not have the ability to substantively participate in the decision-making process nor do they have the ability to remove us as general partner or managing member without cause.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2011
UDR’s joint ventures are funded with a combination of debt and equity. Our losses are limited to our investment and except as noted below, the Company does not guarantee any debt, capital payout or other obligations associated with our joint venture portfolio.
Consolidated Joint Ventures
UDR is a partner with an unaffiliated third party in a joint venture (“989 Elements”) which owns and operates a 23-story, 166 home high-rise apartment community in the central business district of Bellevue, Washington. In March 2010, the Company paid $7.7 million to acquire our partner’s 49% interest in the joint venture. At June 30, 2011 and December 31, 2010, the Company’s interest in 989 Elements was 98%.
UDR is a partner with an unaffiliated third party in a joint venture (“Elements Too”) which owns and operates a 274 home apartment community in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and was completed in the first quarter of 2010. In March 2010, the Company paid $3.2 million to acquire our partner’s 49% interest in the joint venture. At June 30, 2011 and December 31, 2010, the Company’s interest in Elements Too was 98%.
UDR is a partner with an unaffiliated third party in a joint venture (“Bellevue”) which owns an operating retail site in Bellevue, Washington. The Company initially planned to develop a 430 home high rise apartment building with ground floor retail on an existing operating retail center. However, the joint venture subsequently decided to continue to operate the retail property as opposed to developing a high rise apartment building on the site. In March 2010, the Company paid $5.2 million to acquire our partner’s 49% interest in the joint venture. At June 30, 2011 and December 31, 2010, the Company’s interest in Bellevue was 98%.
Unconsolidated Joint Ventures
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures consisting of our proportionate share of the net earnings or loss of the joint ventures. In addition, we may earn fees for providing management services to the unconsolidated joint ventures. As of June 30, 2011, UDR had investments in the following unconsolidated joint ventures which are accounted for under the equity method of accounting.
In November 2010, the Company acquired The Hanover Company’s (“Hanover”) partnership interests in the Hanover/MetLife Master Limited Partnership (the “UDR/MetLife Partnership”) at a cost of $100.8 million. The UDR/MetLife Partnership owns a portfolio of 26 operating communities containing 5,748 apartment homes and 10 land parcels with the potential to develop approximately 2,000 additional apartment homes. Under the terms of the UDR/MetLife Partnership, UDR acts as the general partner and earns fees for property and asset management and financing transactions.
UDR has a weighted average ownership interest of 12.27% in the operating communities and 4.11% in the land parcels. The initial investment of $100.8 million consisted of $71.8 million in cash, which included associated transaction costs, and a $30 million payable (includes present value discount of $1 million) to Hanover. UDR agreed to pay the $30 million balance to Hanover in two interest free installments in the amounts of $20 million and $10 million on the first and second anniversaries of the closing, respectively. The $30 million payable was recorded at its present value of $29 million using an effective interest rate of 2.67%. At June 30, 2011 and December 31, 2010, the net carrying value of the payable was $29.5 million and $29.1 million, respectively. Interest expense of $196,000 and $391,000 was recorded during the three and six months ended June 30, 2011, respectively. At June 30, 2011 and December 31, 2010, the Company’s investment was $129.5 million and $122.2 million, respectively.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2011
UDR’s total cost of its equity investment of $100.8 million differed from the proportionate share in the underlying net assets of the UDR/MetLife Partnership of $111.4 million. The difference of $10.6 million was attributable to certain assets and adjustments that were allocated to UDR’s proportionate share in the UDR/MetLife Partnership’s buildings of $8.4 million, land of $3.9 million, and ($1.6 million) of lease intangible assets. With the exception of land, the difference related to buildings is amortized and recorded as a component of loss from unconsolidated entities over 45 years and the difference related to lease intangible assets is amortized and recorded as a component of loss from unconsolidated entities over 11 months with the offset to the Company’s carrying value of its equity investment. During the three and six months ended June 30, 2011, the Company recorded $395,000 and $791,000 of amortization, respectively.
In connection with the purchase of Hanover’s interests in the UDR/MetLife Partnership, UDR agreed to indemnify Hanover from liabilities arising from Hanover’s guaranty of $333 million in loans ($209 million outstanding at June 30, 2011) which are secured by a security interest in the operating communities subject to the respective loans. The loans are to the sub-tier partnerships which own the 26 operating communities. The Company anticipates that the balance of these loans will be refinanced by the UDR/MetLife Partnership over the next twelve months.
In October 2010, the Company entered into a joint venture with an affiliate of Hanover to develop a 240-home community in Stoughton, Massachusetts. At June 30, 2011 and December 31, 2010, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $10 million. Our investment at June 30, 2011 and December 31, 2010 was $17.2 million and $10.3 million, respectively.
In May 2011, the Company entered into a joint venture with an affiliate of Hanover to develop a 263-home community in San Diego, California. At June 30, 2011 and at closing, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $9.9 million and our investment at June 30, 2011 was $10.3 million.
In June 2011, the UDR/MetLife Partnership sold a parcel of land to a joint venture, which the Company entered into with an affiliate of Hanover, to develop a 256-home community in College Park, Maryland. At June 30, 2011 and at closing, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $7.1 million and our investment at June 30, 2011 was $6.9 million.
UDR is a partner with an unaffiliated third party, which formed a joint venture for the investment of up to $450 million in multifamily properties located in key, high barrier to entry markets. The partners will contribute equity of $180 million of which the Company’s maximum equity will be 30% or $54 million when fully invested. In 2010, the joint venture acquired its first property (151 homes) located in Metropolitan Washington D.C. At June 30, 2011 and December 31, 2010, the Company owned a 30% interest in the joint venture. Our investment at June 30, 2011 and December 31, 2010 was $5.0 million and $5.2 million, respectively.
UDR is a partner with an unaffiliated third party which owns and operates 10 operating properties located in Texas (3,992 homes). UDR contributed cash and a property equal to 20% of the fair value of the properties. The unaffiliated member contributed cash equal to 80% of the fair value of the properties comprising the joint venture, which was then used to purchase the nine operating properties from UDR. Our initial investment was $20.4 million. Our investment at June 30, 2011 and December 31, 2010 was $8.5 million and $10.3 million, respectively.
We evaluate our investments in unconsolidated joint ventures when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decrease in the value of its other investments in unconsolidated joint ventures during the three months ended June 30, 2011 and 2010.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2011
Combined summary financial information relating to all of the unconsolidated joint ventures operations (not just our proportionate share), is presented below for the three and six months ended June 30, (dollars in thousands):

	2011	2010

For the three months ended June 30,
Revenues	$48,414	$10,629
Real estate depreciation and amortization	16,737	5,526
Net loss	3,142	5,051
UDR recorded loss from unconsolidated entities	1,348	1,185

For the six months ended June 30,
Revenues	$95,005	$20,632
Real estate depreciation and amortization	33,338	10,569
Net loss	8,731	8,665
UDR recorded loss from unconsolidated entities	2,680	1,922
Combined summary balance sheets relating to all of the unconsolidated joint ventures (not just our proportionate share) are presented below as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30,	December 31,
	2011	2010
Real estate, net	$2,682,663	$2,692,167
Total assets	2,845,697	2,807,886
Amount due to UDR	3,177	672
Third party debt	1,493,145	1,524,872
Total liabilities	1,519,299	1,580,733
Non-controlling interest	14,572	14,537
Equity	1,311,826	1,212,616
As of June 30, 2011, the Company had deferred fees and deferred profit from the sale of properties to a joint venture of $29.0 million, the majority of which the Company will not recognize until the underlying property is sold to a third party. The Company recognized $2.7 million and $3.9 million and $689,000 and $1.1 million of management fees during the three and six months ended June 30, 2011 and 2010, respectively, for our management of the joint ventures. The management fees are classified in “Other Income” in the Consolidated Statements of Operations.
The Company may, in the future, make additional capital contributions to certain of our joint ventures should additional capital contributions be necessary to fund acquisitions and operating shortfalls.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2011
6. SECURED DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification of the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument. Secured debt, including debt related to real estate held for sale, which encumbers $3.1 billion or 42.2% of UDR’s total real estate owned based upon gross book value ($4.2 billion or 57.8% of UDR’s real estate owned based on gross book value is unencumbered) consists of the following as of June 30, 2011 (dollars in thousands):

			Six Months Ended June 30, 2011
	Principal Outstanding		Weighted	Weighted	Number of
	June 30,	December	Average	Average	Communities
	2011	2010	Interest Rate	Years to Maturity	Encumbered
Fixed Rate Debt
Mortgage notes payable	$564,129	$292,236	4.95%	4.0	10
Tax-exempt secured notes payable	—	13,325	N/A	—	—
Fannie Mae credit facilities	895,920	897,318	5.32%	5.9	14

Total fixed rate secured debt	1,460,049	1,202,879	5.18%	5.2	24

Variable Rate Debt
Mortgage notes payable	177,201	405,641	1.94%	2.6	8
Tax-exempt secured note payable	94,700	94,700	0.83%	11.1	2
Fannie Mae credit facilities	260,451	260,450	1.61%	4.6	32

Total variable rate secured debt	532,352	760,791	1.58%	5.1	42

Total secured debt	$1,992,401	$1,963,670	4.22%	5.1	66

UDR has five secured credit facilities with Fannie Mae with an aggregate commitment of $1.4 billion at June 30, 2011. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. We have $895.9 million of the outstanding balance fixed at a weighted average interest rate of 5.32% and the remaining balance on these facilities is currently at a weighted average variable interest rate of 1.61%.

	June 30, 2011	December 31, 2010
	(dollar amounts in thousands)

Borrowings outstanding	$1,156,371	$1,157,768
Weighted average borrowings during the period ended	1,156,957	1,198,771
Maximum daily borrowings during the period ended	1,157,557	1,209,739
Weighted average interest rate during the period ended	4.5%	4.6%
Weighted average interest rate at the end of the period	4.5%	4.5%
The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair market adjustment was a net premium of $21.5 million and $694,000 at June 30, 2011 and December 31, 2010, respectively.
Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from August 2011 through May 2019 and carry interest rates ranging from 1.93% to 6.60%. Mortgage notes payable includes debt associated with development activities.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2011
Secured credit facilities. At June 30, 2011, the Company had $895.9 million outstanding of fixed rate secured credit facilities with Fannie Mae with a weighted average fixed interest rate of 5.32%.
Variable Rate Debt
Mortgage notes payable. Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from August 2011 through April 2016. The mortgage notes payable are based on LIBOR plus some basis points, which translate into interest rates ranging from 0.93% to 3.45% at June 30, 2011.
Tax-exempt secured notes payable. The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature at various dates from August 2019 and March 2030. Interest on these notes is payable in monthly installments. The variable mortgage notes have interest rates ranging from 0.77% to 0.86% as of June 30, 2011.
Secured credit facilities. At June 30, 2011, the Company had $260.5 million outstanding of variable rate secured credit facilities with Fannie Mae with a weighted average floating interest rate of 1.61%.
The aggregate maturities, including amortizing principal payments, of our secured debt due during each of the next five calendar years and thereafter are as follows (dollars in thousands):

	Fixed		Variable
	Mortgage	Credit	Mortgage	Tax-Exempt	Credit	Total
Year	Notes	Facilities	Notes	Notes Payable	Facilities	Secured

2011	$42,281	$1,411	$41,430	$—	$39,513	$124,635
2012	61,610	177,944	1,053	—	59,529	300,136
2013	16,511	38,631	53,181	—	—	108,323
2014	73,316	3,328	36,076	—	—	112,720
2015	193,177	3,522	16,415	—	—	213,114
Thereafter	177,234	671,084	29,046	94,700	161,409	1,133,473

Total	$564,129	$895,920	$177,201	$94,700	$260,451	$1,992,401

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2011
7. UNSECURED DEBT
A summary of unsecured debt as of June 30, 2011 and December 31, 2010 is as follows (dollars in thousands):

	June 30,	December 31,
	2011	2010
Commercial Banks

Borrowings outstanding under an unsecured credit facility due July 2012 ( a )	$5,000	$31,750

Senior Unsecured Notes
3.625% Convertible Senior Notes due September 2011 (net of Subtopic 470-20 discount of $419 and $1,138) ( b ), ( g )	96,680	95,961
5.00% Medium-Term Notes due January 2012	100,000	100,000
2.95% Term Notes due December 2013	100,000	100,000
6.05% Medium-Term Notes due June 2013	122,500	122,500
5.13% Medium-Term Notes due January 2014	184,000	184,000
5.50% Medium-Term Notes due April 2014 (net of discount of $192 and $226 )	128,308	128,274
5.25% Medium-Term Notes due January 2015 (includes discount of $455 and $519) ( c )	324,721	324,656
5.25% Medium-Term Notes due January 2016	83,260	83,260
2.27% Term Notes due January 2016 ( e )	—	150,000
3.48% Term Notes due January 2016 ( e )	250,000	100,000
8.50% Debentures due September 2024	15,644	15,644
4.00% Convertible Senior Notes due December 2035 ( f ), ( g )	—	167,750
4.25% Medium-Term Notes due June 2018 (net of discount of $2,965) (d)	297,035	—
Other	37	39

	1,702,185	1,572,084

	$1,707,185	$1,603,834

(a)
Our unsecured credit facility provides us with an aggregate borrowing capacity of $600 million, which at our election we can increase to $750 million under certain circumstances. Our unsecured credit facility with a consortium of financial institutions carries an interest rate equal to LIBOR plus a spread of 47.5 basis points (0.8% and 0.9% interest rate at June 30, 2011 and December 31, 2010, respectively) and matures in July 2012. In addition, the unsecured credit facility contains a provision that allows us to bid up to 50% of the commitment and we can bid out the entire unsecured credit facility once per quarter so long as we maintain an investment grade rating.

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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2011

(c)
On December 7, 2009, the Company entered into an Amended and Restated Distribution Agreement with respect to the issue and sale by the Company from time to time of its Medium-Term Notes, Series A Due Nine Months or More From Date of Issue. During the three months ended March 31, 2010, the Company issued $150 million of 5.25% senior unsecured medium-term notes under the Amended and Restated Distribution Agreement. These notes were priced at 99.46% of the principal amount at issuance and had a discount of $455,000 at June 30, 2011.

(d)
On May 3, 2011, the Company entered into a Second Amended and Restated Distribution Agreement with respect to the issue and sale by the Company from time to time of its Medium-Term Notes, Series A Due Nine Months or More From Date of Issue. During the three months ended June 30, 2011, the Company issued $300 million of 4.25% senior unsecured medium-term notes under the Amended and Restated Distribution Agreement. These notes were priced at 98.988% of the principal amount at issuance and had a discount of $3.0 million at June 30, 2011.

(e)
During the three months ended March 31, 2011, the Company entered into a new interest rate swap agreement for the remaining $150 million balance. As a result, the $250 million term notes carry a fixed interest rate of 3.48% at June 30, 2011.

(f)
During the three months ended March 31, 2011, holders of the 4.00% Convertible Senior Notes due 2035 tendered $10.8 million of Notes. As a result, the Company retired debt with a notional value of $10.8 million and wrote off unamortized financing costs of $207,000.

On March 2, 2011, the Company called all of its outstanding 4.00% Convertible Senior Notes due 2035. The redemption date for the Notes was April 4, 2011, and the redemption price was 100% of the principal amount of the outstanding Notes, plus accrued and unpaid interest on the Notes to, but not including, the date of redemption. Subject to and in accordance with the terms and conditions set forth in the Indenture governing the Notes dated as of December 19, 2005, holders of Notes had the right to convert their Notes at any time until March 31, 2011, at a conversion rate of 38.8650 shares of our common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $25.73 per share). The Company accelerated the amortization of the remaining financing costs of $3.0 million to the April 4, 2011 redemption date during the three months ended March 31, 2011.

(g)
ASC Subtopic 470-20 applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. This guidance requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. The guidance impacted the historical accounting for the 3.625% convertible senior notes due September 2011 and the 4.00% convertible senior notes due December 2035, and resulted in increased interest expense of $359,000 and $718,000 and $928,000 and $1.9 million for the three and six months ended June 30, 2011 and 2010, respectively.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2011
The following is a summary of short-term bank borrowings under UDR’s bank credit facility at June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30,	December 31,
	2011	2010

Total revolving credit facility	$600,000	$600,000
Borrowings outstanding at end of period (1)	5,000	31,750
Weighted average daily borrowings during the period ended	125,719	161,260
Maximum daily borrowings during the period ended	335,300	337,600
Weighted average interest rate during the period ended	0.7%	0.8%
Interest rate at end of the period	0.8%	0.9%

(1)	Excludes $1.7 million of letters of credit at June 30, 2011.
The convertible notes are convertible at the option of the holder, and as such are presented as if the holder will convert the debt instrument at the earliest available date. The aggregate maturities of unsecured debt for the five years subsequent to June 30, 2011 are as follows (dollars in thousands):

	Bank	Unsecured	Total
Year	Lines	Debt	Unsecured

2011	$—	$96,373	$96,373
2012	5,000	99,385	104,385
2013	—	221,885	221,885
2014	—	311,930	311,930
2015	—	324,744	324,744
Thereafter	—	647,868	647,868

Total	$5,000	$1,702,185	$1,707,185

We were in compliance with the covenants of our debt instruments at June 30, 2011.
In 2010, the Operating Partnership guaranteed certain outstanding debt securities of UDR, Inc. These guarantees provide that the Operating Partnership, as primary obligor and not merely as surety, irrevocably and unconditionally guarantees to each holder of the applicable securities and to the trustee and their successors and assigns under the respective indenture (a) the full and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of the Company under the respective indenture whether for principal or interest on the securities (and premium, if any), and all other monetary obligations of the Company under the respective indenture and the terms of the applicable securities and (b) the full and punctual performance within the applicable grace periods of all other obligations of the Company under the respective indenture and the terms of applicable securities.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2011
8. EARNINGS/(LOSS) PER SHARE
Basic and diluted loss per common share are computed based upon the weighted average number of common shares outstanding during the periods as the effect of adding stock options and other common stock equivalents such as the non-vested restricted stock awards is anti-dilutive.
The following table sets forth the computation of basic and diluted loss per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Numerator for earnings per share — basic and diluted:
Net earnings/(loss) attributable to common stockholders	$12,149	$(28,968)	$(18,094)	$(55,403)

Denominator for earnings per share — basic and diluted:
Weighted average common shares outstanding	191,758	162,525	187,832	159,873
Non-vested restricted stock awards	(1,279)	(1,639)	(1,305)	(1,351)

Denominator for basic and diluted earnings per share	190,479	160,886	186,527	158,522

Net earnings/(loss) attributable to common stockholders- basic and diluted	$0.06	$(0.18)	$(0.10)	$(0.35)

The effect of the conversion of the OP Units, convertible preferred stock, convertible debt, stock options and restricted stock is not dilutive and is therefore not included in the above calculations as the Company reported a loss from continuing operations.
If the OP Units were converted to common stock, the additional weighted average common shares outstanding for the three and six months ended June 30, 2011 and 2010 would be 7,630,342 and 6,353,248 and 5,963,669 and 5,969,784, respectively.
If the convertible preferred stock were converted to common stock, the additional shares of common stock outstanding for the three and six months ended June 30, 2011 and 2010 would be 3,035,548 weighted average common shares.
The dilution from stock options and unvested restricted stock and stock options would be an additional 2,043,257 and 1,997,222 and 2,223,682 and 1,957,850 weighted average common shares for the three and six months ended June 30, 2011 and 2010, respectively.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2011
The following table sets forth redeemable noncontrolling interests in the Operating Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2010	$119,057
Mark to market adjustment to redeemable noncontrolling interests in the OP	9,212
Conversion of OP Units to Common Stock	(48)
Net loss attributable to redeemable noncontrolling interests in the OP	(611)
OP units issued for partial consideration in community acquisition	62,879
Distributions to redeemable noncontrolling interests in the OP	(2,951)
Allocation of other comprehensive (loss)/income	(229)

Redeemable noncontrolling interests in the OP, June 30, 2011	$187,309

The following sets forth net loss attributable to common stockholders and transfers from redeemable noncontrolling interests in the Operating Partnership for the following periods (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income/(loss) attributable to common stockholders	$12,149	$(28,968)	$(18,094)	$(55,403)
Conversion of OP units to UDR Common Stock	48	336	48	551

Change in equity from net (loss)/income attributable to common stockholders and conversion of OP units to UDR Common Stock	$12,197	$(28,632)	$(18,046)	$(54,852)

Non-controlling interests
Non-controlling interests represent interests of unrelated partners in certain consolidated affiliates, and is presented as part of equity in the Consolidated Balance Sheets since these interests are not redeemable. During the three and six months ended June 30, 2011 and 2010, net income attributable to non-controlling interests was $37,000 and $88,000 and $45,000 and $80,000, respectively.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2011
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

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of June 30, 2011 and December 31, 2010 are summarized as follows (dollars in thousands):

		Fair Value at June 30, 2011 Using
		Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)

Description:

Derivatives- Interest rate contracts (c)	$148	$—	$148	$—

Total assets	$148	$—	$148	$—

Derivatives- Interest rate contracts (c)	$9,979	$—	$9,979	$—
Contingent purchase consideration (d)	5,402	—	—	5,402
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	597,645	—	—	597,645
Fannie Mae credit facilities	931,648	—	—	931,648
Secured debt instruments- variable rate: (a)
Mortgage notes payable	177,201	—	—	177,201
Tax-exempt secured notes payable	94,700	—	—	94,700
Fannie Mae credit facilities	260,451	—	—	260,451
Unsecured debt instruments: (b)
Commercial bank	5,000	—	—	5,000
Senior Unsecured Notes	1,778,649	97,099	—	1,681,550

Total liabilities	$3,860,675	$97,099	$9,979	$3,753,597

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2011

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

(d)
In the first quarter of 2010, the Company accrued a liability of $6 million related to a contingent purchase consideration on one of its properties. The contingent consideration was determined based on the fair market value of the related asset which is estimated using Level 3 inputs utilized in a third party appraisal. During the year ended December 31, 2010, the Company paid approximately $635,000 of the liability, and the outstanding balance is due January 2012.

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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2011
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2011 and 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Financial Instruments Not Carried at Fair Value
At June 30, 2011, the fair values of cash and cash equivalents, restricted cash, notes receivable, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
We consider various factors to determine if a decrease in the value of our investments in an unconsolidated joint venture is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary decrease in the value of its other investments in unconsolidated joint ventures during the three and six months ended June 30, 2011 and 2010, respectively.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2011
After determining an other-than-temporary decrease in the value of an equity method investment has occurred, we estimate the fair value of our investment by estimating the proceeds we would receive upon a hypothetical liquidation of the investment at the date of measurement. Inputs reflect management’s best estimate of what market participants would use in pricing the investment giving consideration to the terms of the joint venture agreement and the estimated discounted future cash flows to be generated from the underlying joint venture assets. The inputs and assumptions utilized to estimate the future cash flows of the underlying assets are based upon the Company’s evaluation of the economy, market trends, operating results, and other factors, including judgments regarding costs to complete any construction activities, lease up and occupancy rates, rental rates, inflation rates, capitalization rates utilized to estimate the projected cash flows at the disposition, and discount rates.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated Other Comprehensive Income/(Loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2011 and 2010, the Company recorded less than a $1,000 loss from ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item, and the fair value of interest rate swaps that were not zero at inception of the hedging relationship.
Amounts reported in “Accumulated Other Comprehensive Income/(Loss)” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through June 30, 2012, the Company estimates that an additional $8.0 million will be reclassified as an increase to interest expense.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2011
As of June 30, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

	Number of
Interest Rate Derivative	Instruments	Notional
Interest rate swaps	16	$633,287

Interest rate caps	3	137,004
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in gains of $86,000 and $36,000 for the three and six months ended June 30, 2011, respectively, and losses of $330,000 and $647,000 for the three and six months ended June 30, 2010, respectively. As of June 30, 2011, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollar amounts in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	5	$309,984
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (amounts in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance		December 31,	Balance		December 31,
	Sheet Location	June 30, 2011	2010	Sheet Location	June 30, 2011	2010

Derivatives designated as hedging instruments:
Interest Rate Products	Other Assets	$71	$243	Other Liabilities	$9,979	$6,597

Total		$71	$243		$9,979	$6,597

Derivatives not designated as hedging instruments:

Interest Rate Products	Other Assets	$77	$271	Other Liabilities	$—	$—

Total		$77	$271		$—	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2011
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months and six months ended June 30, 2011 and 2010 (dollar amounts in thousands):

							Amount of Gain or (Loss)
						Location of Gain or (Loss)	Recognized in Income on
	Amount of Gain or (Loss)		Location of Gain or	Amount of Gain or (Loss)		Recognized in Income on	Derivative (Ineffective
	Recognized in OCI on		(Loss) Reclassified	Reclassified from		Derivative (Ineffective	Portion and Amount
	Derivative (Effective		from Accumulated	Accumulated OCI into		Portion and Amount	Excluded from
Derivatives in Cash Flow	Portion)		OCI into Income	Income (Effective Portion)		Excluded from	Effectiveness Testing)
Hedging Relationships	2011	2010	(Effective Portion)	2011	2010	Effectiveness Testing)	2011	2010

For the three months ended June 30,

Interest Rate Products	$(9,276)	$(3,155)	Interest expense	$(2,441)	$(1,552)	Other expense	$—	$(1)

Total	$(9,276)	$(3,155)		$(2,441)	$(1,552)		$—	$(1)

For the six months ended June 30,

Interest Rate Products	$(7,903)	$(6,469)	Interest expense	$(4,350)	$(3,632)	Other expense	$—	$(1)

Total	$(7,903)	$(6,469)		$(4,350)	$(3,632)		$—	$(1)

Derivatives Not	Location of Gain or (Loss)	Amount of Gain or (Loss)
Designated as Hedging	Recognized in Income on	Recognized in Income on Derivative
Instruments	Derivative	2011	2010

For the three months ended June 30,
Interest rate products	Other income/(expense)	$86	$(330)

Total		$86	$(330)

For the six months ended June 30,

Interest rate products	Other income/(expense)	$36	$(647)

Total		$36	$(647)

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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2011
As of June 30, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $10.7 million. As of June 30, 2011, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2011, it would have been required to settle its obligations under the agreements at their termination value of $10.7 million.
12. OTHER COMPREHENSIVE INCOME/(LOSS)
Components of other comprehensive income/(loss) during the three and six months June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Other comprehensive income/(loss):
Net income/(loss) attributable to UDR, Inc.	$14,651	$(26,621)	$(13,224)	$(50,677)
Change in equity due to non-controlling interests	37	45	88	80
Gain on marketable securities reclassified to earnings	—	—	(3,492)	—
Change in marketable securities	—	(680)	—	(904)
Unrealized loss on derivative financial instruments	(6,835)	(1,604)	(3,553)	(2,838)
Allocation to redeemable non-controlling interests	246	82	229	135

Comprehensive income/(loss)	$8,099	$(28,778)	$(19,952)	$(54,204)

13. STOCK BASED COMPENSATION
During the three and six months ended June 30, 2011 and 2010, we recognized $2.4 million and $5.1 million, $3.1 million and $6.0 million, respectively, as stock based compensation expense, which is inclusive of awards granted to our outside directors.
14. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Company’s real estate commitments at June 30, 2011 (dollars in thousands):

	Number of	Costs Incurred	Expected Costs
	Properties	to Date	to Complete

Wholly owned — under development	5	$157,301	$268,624
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2011
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
UDR’s two reportable segments are same communities and non-mature/other communities:
•
Same communities represent those communities acquired, developed, and stabilized prior to April 1, 2010, and held as of June 30, 2011. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and six months ended June 30, 2011 and 2010.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2011
The accounting policies applicable to the operating segments described above are the same as those described in Note 2, Significant Accounting Policies. The following table details rental income and NOI for UDR’s reportable segments for the three and six months ended June 30, 2011 and 2010, and reconciles NOI to loss from continuing operations per the Consolidated Statements of Operations (dollars in thousands):

	June 30,		June 30,
	2011	2010	2011	2010

Reportable apartment home segment rental income
Same Communities
Western Region	$54,323	$52,432	$107,459	$104,404
Mid-Atlantic Region	39,105	37,622	77,547	74,636
Southeastern Region	32,468	31,484	64,664	62,991
Southwestern Region	15,196	14,696	30,249	29,454
Non-Mature communities/Other	36,126	17,687	67,801	34,065

Total segment and consolidated rental income	$177,218	$153,921	$347,720	$305,550

Reportable apartment home segment NOI
Same Communities
Western Region	$38,078	$36,216	$74,339	$71,764
Mid-Atlantic Region	26,883	25,820	53,049	50,667
Southeastern Region	20,167	19,359	40,280	39,030
Southwestern Region	9,402	8,585	18,250	17,430
Non-Mature communities/Other	23,540	10,274	42,949	19,386

Total segment and consolidated NOI	118,070	100,254	228,867	198,277

Reconciling items:
Non-property income	2,855	2,056	7,391	5,376
Property management	(4,873)	(4,233)	(9,562)	(8,403)
Other operating expenses	(1,544)	(1,457)	(3,001)	(2,942)
Depreciation and amortization	(91,161)	(73,726)	(175,276)	(145,933)
Interest	(37,844)	(37,945)	(78,563)	(74,811)
General and administrative	(12,918)	(10,293)	(23,593)	(19,933)
Other depreciation and amortization	(986)	(1,308)	(2,029)	(2,531)
Loss from unconsolidated entities	(1,348)	(1,185)	(2,680)	(1,922)
Redeemable non-controlling interests in OP	(221)	1,064	611	2,069
Non-controlling interests	(37)	(45)	(88)	(80)
Net gain on sale of depreciable property	44,658	197	44,699	156

Net income/(loss) attributable to UDR	$14,651	$(26,621)	$(13,224)	$(50,677)

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2011
The following table details the assets of UDR’s reportable segments as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30,	December 31,
Reportable apartment home segment assets:	2011	2010
Same communities:
Western Region	$2,317,600	$2,308,491
Mid-Atlantic Region	1,269,193	1,264,314
Southeastern Region	1,059,639	1,054,130
Southwestern Region	555,424	553,176
Non-mature communities/Other	2,096,950	1,701,236

Total segment assets	7,298,806	6,881,347
Accumulated depreciation	(1,726,258)	(1,638,326)

Total segment assets — net book value	5,572,548	5,243,021

Reconciling items:
Cash and cash equivalents	21,634	9,486
Marketable securities	—	3,866
Restricted cash	20,220	15,447
Deferred financing costs, net	24,747	27,267
Notes receivable	7,800	7,800
Investment in unconsolidated joint ventures	177,404	148,057
Other assets	137,424	74,596

Total consolidated assets	$5,961,777	$5,529,540

Capital expenditures related to our same communities totaled $12.5 million and $20.5 million and $13.8 million and $22.1 million for the three and six months ended June 30, 2011 and 2010, respectively. Capital expenditures related to our non-mature/other communities totaled $1.2 million and $2.1 million and $1.6 million and $2.2 million for the three and six months ended June 30, 2011 and 2010, respectively.
Markets included in the above geographic segments are as follows:
i.	Western — Orange County, San Francisco, Seattle, Monterey Peninsula, Los Angeles, San Diego, Inland Empire, Sacramento, and Portland
ii.	Mid-Atlantic — New York, Boston, Metropolitan DC, Richmond, Baltimore, Norfolk, and Other Mid-Atlantic
iii.	Southeastern — Tampa, Orlando, Nashville, Jacksonville, and Other Florida
iv.	Southwestern — Dallas, Phoenix, Austin, and Houston
16. SUBSEQUENT EVENTS
On July 18, 2011, the Company closed on a public offering of 20,700,000 shares of its common stock, including 2,700,000 shares sold as a result of the underwriters’ exercise of their overallotment option in full at the closing, at a price of $25.00 per share, for net proceeds of approximately $496.3 million after underwriting discounts and commissions and estimated offering expenses.
On July 19, 2011, the Company closed on the acquisition of a 706-home community referred to as Rivergate, located in New York, New York. The community was acquired for $443.4 million.

[This page is intentionally left blank.]

UNITED DOMINION REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS

Real estate owned:
Real estate held for investment	$3,978,879	$3,516,918
Less: accumulated depreciation	(919,971)	(835,892)

	3,058,908	2,681,026
Real estate sold or held for sale (net of accumulated depreciation of $0 and $48,191)	—	141,075

Total real estate owned, net of accumulated depreciation	3,058,908	2,822,101
Cash and cash equivalents	7,692	920
Restricted cash	12,516	8,022
Deferred financing costs, net	8,886	7,465
Other assets	40,343	22,887

Total assets	$3,128,345	$2,861,395

LIABILITIES AND CAPITAL

Secured debt	$1,269,853	$1,014,459
Secured debt — real estate held for sale	—	55,602
Note payable due to General Partner	78,271	78,271
Real estate taxes payable	5,576	5,245
Accrued interest payable	2,124	518
Security deposits and prepaid rent	16,001	13,158
Distributions payable	36,743	33,559
Deferred gains on the sale of depreciable property	63,838	63,838
Accounts payable, accrued expenses, and other liabilities	38,550	35,122

Total liabilities	1,510,956	1,299,772

Capital:
Partners’ capital:
Operating partnership units: 182,479,015 OP units outstanding at June 30, 2011 and 179,909,408 at December 31, 2010
General partner: 110,883 OP units outstanding at June 30, 2011 and December 31, 2010	1,324	1,363
Limited partners: 182,368,132 OP units outstanding at June 30, 2011 and 179,798,525 OP units outstanding at December 31, 2010	2,044,440	2,046,380
Accumulated other comprehensive loss	(5,959)	(5,502)

Total partners’ capital	2,039,805	2,042,241
Receivable due from General Partner	(434,566)	(492,709)
Non-controlling interest	12,150	12,091

Total capital	1,617,389	1,561,623

Total liabilities and capital	$3,128,345	$2,861,395

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

REVENUES
Rental income	$95,944	$82,975	$181,628	$165,044

Total revenues	95,944	82,975	181,628	165,044

EXPENSES
Rental expenses:
Real estate taxes and insurance	10,470	10,072	21,151	20,624
Personnel	7,962	6,752	15,377	13,361
Utilities	4,820	3,910	9,383	8,527
Repair and maintenance	4,749	4,218	9,227	8,201
Administrative and marketing	2,094	1,670	3,935	3,332
Property management	2,639	2,282	4,995	4,539
Other operating expenses	1,447	1,160	2,805	2,761
Real estate depreciation and amortization	50,225	39,644	89,819	79,024
Interest expense:
Interest on secured debt	13,557	12,090	24,533	24,293
Interest on note payable due to General Partner	223	106	446	212
General and administrative	6,294	3,614	10,874	7,494

Total expenses	104,480	85,518	192,545	172,368

Loss from continuing operations	(8,536)	(2,543)	(10,917)	(7,324)
Income/(loss) from discontinued operations	16,044	(9)	16,421	1,839

Consolidated net income/(loss)	7,508	(2,552)	5,504	(5,485)
Net income attributable to non-controlling interests	(32)	(18)	(59)	(35)

Net income/(loss) attributable to OP unitholders	$7,476	$(2,570)	$5,445	$(5,520)

Earnings per OP unit- basic and diluted:
Loss from continuing operations attributable to OP unitholders	$(0.05)	$(0.01)	$(0.06)	$(0.04)
Income from discontinued operations	$0.09	$(0.00)	$0.09	$0.01
Net income/(loss) attributable to OP unitholders	$0.04	$(0.01)	$0.03	$(0.03)

Weighted average OP units outstanding	182,479	179,909	181,201	179,909
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

							Receivable
	Class A		UDR, Inc.		Accumulated Other	Total	due from	Non-
	Limited	Limited	Limited	General	Comprehensive	Partner’s	General	Controlling
	Partner	Partners	Partner	Partner	Income/(Loss)	Capital	Partner	Interest	Total

Balance, January 1, 2011	$41,199	$77,858	$1,927,323	$1,363	$(5,502)	$2,042,241	$(492,709)	$12,091	$1,561,623

Distributions	(1,164)	(1,788)	(67,308)	(42)	—	(70,302)	—	—	(70,302)

OP Unit Redemptions for common shares of UDR	—	(46)	46	—	—	—	—	—	—

OP Units issued for real estate	—	62,878	—	—	—	62,878	—	—	62,878

Adjustment to reflect limited partners’ capital at redemption value	2,917	5,228	(8,145)	—	—	—	—	—	—

Other comprehensive income/(loss):

Unrealized loss on derivative financial instruments	—	—	—	—	(457)	(457)	—	—	(457)

Net income	52	175	5,215	3	—	5,445	—	59	5,504

Total comprehensive income	52	175	5,215	3	(457)	4,988	—	59	5,047

Net change in receivable due from General Partner	—	—	—	—	—	—	58,143	—	58,143

Balance, June 30, 2011	$43,004	$144,305	$1,857,131	$1,324	$(5,959)	$2,039,805	$(434,566)	$12,150	$1,617,389

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for unit data)
(Unaudited)

	Six Months Ended June 30,
	2011	2010

Operating Activities
Consolidated net income/(loss)	$5,504	$(5,485)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	91,383	83,123
Net gain on the sale of depreciable property	(16,038)	(97)
Write off of bad debt	799	718
Amortization of deferred financing costs and other	1,045	748
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(7,244)	2,253
Increase/(decrease) in operating liabilities	4,228	(859)

Net cash provided by operating activities	79,677	80,401

Investing Activities
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	(3,285)	—
Asset exchange — cash paid	(15,407)	—
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(29,767)	(28,248)

Net cash used in investing activities	(48,459)	(28,248)

Financing Activities
Payments to General Partner	(6,022)	(59,087)
Proceeds from the issuance of secured debt	925	11,326
Payments on secured debt	(15,542)	(1,281)
Payment of financing costs	(855)	(104)
OP unit redemption	—	(327)
Distributions paid to partnership unitholders	(2,952)	(2,764)

Net cash used in financing activities	(24,446)	(52,237)

Net increase/(decrease) in cash and cash equivalents	6,772	(84)
Cash and cash equivalents, beginning of period	920	442

Cash and cash equivalents, end of period	$7,692	$358

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$27,102	$26,155
Non-cash transactions:
Properties acquired, including intangibles in asset exchange	178,353	—
Properties disposed in asset exchange, net of accumulated depreciation	139,725	—
OP Units issued in partial consideration for property acquisition	62,878	—
Secured debt assumed in the acquisitions of properties, including asset exchange	247,805	—
Secured debt transferred in asset exchange	55,356	—
Fair market value adjustment of secured debt assumed in acquisitions of properties, including asset exchange	21,915	—
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)
1. CONSOLIDATION AND BASIS OF PRESENTATION
United Dominion Realty, L.P. (“UDR, L.P.”, the “Operating Partnership”, “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier-to-entry markets located in the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the three and six months ended June 30, 2011, revenues of the Operating Partnership represented 53% and 52% of the General Partner’s consolidated revenues, respectively. During the three and six months ended June 30, 2010, revenues of the Operating Partnership represented 56% of the General Partner’s consolidated revenues. At June 30, 2011, the Operating Partnership’s apartment portfolio consisted of 80 communities located in 21 markets consisting of 23,693 apartment homes.
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
As of June 30, 2011, there were 182,479,015 OP Units outstanding, of which, 174,849,339 or 95.8% were owned by UDR and affiliated entities and 7,629,676 or 4.2% were owned by non-affiliated limited partners. See Note 9, Capital Structure.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of June 30, 2011, and results of operations for the three and six months ended June 30, 2011 and 2010 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Form 10-K for the year ended December 31, 2010 filed by UDR and the Operating Partnership with the SEC on February 23, 2011.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2011
(Unaudited)
2. SIGNIFICANT ACCOUNTING POLICIES
Accounting Policies
Revenue and real estate sales gain recognition
Rental income related to leases is recognized on an accrual basis when due from residents in accordance with FASB ASC 840, Leases and SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Rental payments are generally due on a monthly basis and recognized when earned. The Operating Partnership recognizes interest income, management and other fees and incentives when earned, fixed and determinable.
The Operating Partnership accounts for sales of real estate in accordance with FASB ASC 360-20, Real Estate Sales. For sale transactions meeting the requirements for full accrual profit recognition, such as the Operating Partnership no longer having continuing involvement in the property, we remove the related assets and liabilities from our Consolidated Balance Sheets and record the gain or loss in the period the transaction closes. For sale transactions that do not meet the full accrual sale criteria due to our continuing involvement, we evaluate the nature of the continuing involvement and account for the transaction under an alternate method of accounting. Non-monetary transactions are accounted for at fair value.
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
Management of the General Partner has reviewed all open tax years (2006-2010) and major jurisdictions and concluded the adoption of the new accounting guidance resulted in no impact to the Operating Partnership’s financial position or results of operations. There is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2011
(Unaudited)
Earnings per OP unit
Basic earnings per OP Unit is computed by dividing net income/(loss) attributable to general and limited partner units by the weighted average number of general and limited partner units (including redeemable OP Units) outstanding during the year. Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units or resulted in the issuance of OP Units that shared in the earnings of the Operating Partnership. For the three and six months ended June 30, 2011 and 2010, there were no dilutive instruments outstanding, and therefore, diluted earnings per OP Unit and basic earnings per OP Unit are the same.
3. REAL ESTATE OWNED
Real estate assets owned by the Operating Partnership consists of income producing operating properties, properties held for sale, properties under development, and land held for future development. At June 30, 2011, the Operating Partnership owned and consolidated 80 communities in 8 states plus the District of Columbia totaling 23,693 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of June 30, 2011 and December 31, 2010 (dollar amounts in thousands):

	June 30,	December 31,
	2011	2010
Land	$1,004,190	$925,326
Depreciable property — held and used
Buildings and improvements	2,828,622	2,452,746
Furniture, fixtures and equipment	118,962	112,831
Sold or held for sale:
Land	—	64,598
Buildings and improvements	—	121,175
Furniture, fixtures and equipment	—	3,493
Under development
Land	16,385	—
Construction in progress	8,275	—
Land held for future development	2,445	26,015

Real estate owned	3,978,879	3,706,184
Accumulated depreciation	(919,971)	(884,083)

Real estate owned, net	$3,058,908	$2,822,101

The following table summarizes the Operating Partnership’s real estate community acquisitions for the three and six months ended June 30, 2011.

				Purchase
Property Name	Market	Acquisition Date	Units	Price (a)

10 Hanover Square	New York, NY	April 2011	493	$259,750
14 North	Boston, MA	April 2011	387	64,500
Inwood West	Boston, MA	April 2011	446	108,000

			1,326	$432,250

(a)	The purchase price is the contractual sales price by the Operating Partnership and the third party and does not include any costs that the Operating Partnership incurred in the pursuit of the property.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2011
(Unaudited)
On April 1, 2011, UDR, through the Operating Partnership closed on the acquisition of 10 Hanover Square. The community was acquired for $259.8 million, which included assumed debt of $192.0 million (with a fair value of $208.1 million), and the issuance of 2,569,606 OP Units of the Operating Partnership. The OP Units were deemed to have a value equal to the greater of $25.00 or the closing price per share of the Company’s common stock for the 10 day period ended on (and including) the date one business day prior to the settlement date. For purchase price accounting purposes, the fair value of these OP units was $24.47.
On April 5, 2011, UDR and the Operating Partnership completed a $500 million asset exchange with an unaffiliated third party whereby UDR acquired 388 Beale, and the Operating Partnership acquired 14 North, and Inwood West. The communities acquired were valued at $263.0 million representing their estimated fair value. The Company and the Operating Partnership paid $28.1 million of cash and assumed debt of $55.8 million (with a fair value of $61.7 million). UDR sold two multifamily apartment communities (434 homes) and the Operating Partnership sold four multifamily apartment communities (984 homes) located in California as part of the transaction. (See Note 4, Discontinued Operations, for further discussion of real estate community dispositions.)
The Operating Partnership allocates the purchase price to the tangible and identifiable intangible assets acquired based on their estimated fair value. When allocating cost to an acquired community, the Operating Partnership first allocates costs to the estimated intangible value of the existing lease agreements and then to the estimated value of the land, building and fixtures assuming the community is vacant. The primary, although not only, identifiable intangible asset associated with our portfolio is the value of existing lease agreements. The Operating Partnership estimates the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. The fair value allocated to land is generally based on relevant market data. The building is valued using the direct capitalization method. The fair values for the land, real estate assets and in place leases incorporate significant unobservable inputs, and therefore are considered to be Level 3 prices within the fair value hierarchy.
The $432.3 million purchase price, which is gross of the difference between the value of the OP Units of $25.00 and the fair value of $24.47, was allocated $73.2 million to land; $355.3 million to buildings and improvements; $2.8 million to furniture, fixtures, and equipment; $22.9 million to intangible assets; and $23.3 million to intangible liabilities.
Operating revenues and loss from operations of the acquired properties included in the Operating Partnership’s results of operations from the acquisition dates to June 30, 2011 were $8.7 million and $6.6 million, respectively.
The unaudited pro forma information below summarizes the Operating Partnership’s combined results of operations for the three and six months ended June 30, 2011 and 2010 as though the acquisitions of 10 Hanover Square and the asset exchange were completed on January 1, 2010. The information for the three and six months ended June 30, 2011 includes pro forma results for the portion of the period prior to the acquisition date and actual results from the date of acquisition through the end of the period. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Operating Partnership’s results of operations for future periods (in thousands except for per share amounts).

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Pro forma revenues	$96,124	$91,652	$190,662	$183,303
Pro forma income/(loss) attributable to OP unitholders	7,397	(6,677)	(1,332)	(13,354)

Pro forma earnings per OP unit- basic:
Net income/(loss) attributable to OP unitholders	$0.04	$(0.04)	$(0.01)	$(0.07)

Earnings per common share- diluted:
Net income/(loss) attributable to OP unitholders	$0.04	$(0.04)	$(0.01)	$(0.07)
The Operating Partnership did not have any acquisitions during the three and six months ended June 30, 2010.
The Operating Partnership incurred $1.7 million and $2.1 million of acquisition related costs during the three and six months ended June 30, 2011, respectively. There were no acquisition costs during the three and six months ended June 30, 2010. These expenses are classified on the Consolidated Statements of Operations line item entitled “General and administrative.”

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2011
(Unaudited)
4. DISCONTINUED OPERATIONS
Discontinued operations represent properties that the Operating Partnership has either sold or which management believes meet the criteria to be classified as held for sale. In order to be classified as held for sale and reported as discontinued operations, a property’s operations and cash flows have or will be divested to a third party by the Operating Partnership whereby the Operating Partnership will not have any significant continuing involvement in the ownership or operation of the property after the sale or disposition. The results of operations of the property are presented as discontinued operations for all periods presented and do not impact the net earnings reported by the Operating Partnership. Once a property is deemed as held for sale, depreciation is no longer recorded. However, if the Operating Partnership determines that the property no longer meets the criteria of held for sale, the Operating Partnership will recapture any unrecorded depreciation for the property. The assets and liabilities of properties deemed as held for sale are presented separately on the Consolidated Balance Sheets. Properties deemed as held for sale are reported at the lower of their carrying amount or their estimated fair value less the costs to sell the assets.
As discussed in Note 3, Real Estate Owned, in conjunction with the asset exchange that closed on April 5, 2011, the Operating Partnership sold four multifamily apartment communities (984 homes). During the three and six months ended June 30, 2011, the Operating Partnership recognized gains for financial reporting purposes of $16.0 million on these transactions, which is included in discontinued operations. The results of operations for the following properties are classified on the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations.”
The Operating Partnership had no apartment homes classified as held for disposition at June 30, 2011. The Operating Partnership did not dispose of any communities during the three and six months ended June 30, 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Rental income	$188	$4,120	$4,334	$8,251
Non-Property income	—	—	—	1,849

	188	4,120	4,334	10,100

Rental expenses	113	1,234	1,453	2,496
Property management fee	5	113	119	227
Real estate depreciation	—	2,048	1,564	4,099
Interest	64	770	815	1,536

	182	4,165	3,951	8,358

Income before net gain on the sale of property	6	(45)	383	1,742
Net gain on the sale of property	16,038	36	16,038	97

Income/(loss) from discontinued operations	$16,044	$(9)	$16,421	$1,839

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2011
(Unaudited)
5. DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of June 30, 2011 (dollars in thousands):

			2011
	Principal Outstanding		Weighted	Weighted	Number of
	June 30,	December 31	Average	Average	Communities
	2011	2010	Interest Rate	Years to Maturity	Encumbered
Fixed Rate Debt
Mortgage notes payable	$436,595	$192,205	5.39%	4.3	7
Tax-exempt secured notes payable	—	13,325	N/A	—	—
Fannie Mae credit facilities	560,993	560,993	5.21%	5.9	9

Total fixed rate secured debt	997,588	766,523	5.29%	5.2	16

Variable Rate Debt
Mortgage notes payable	69,317	100,590	2.16%	3.3	3
Tax-exempt secured note payable	27,000	27,000	0.77%	18.7	1
Fannie Mae credit facilities	175,948	175,948	1.86%	4.2	17

Total variable rate secured debt	272,265	303,538	1.83%	5.4	21

Total secured debt	$1,269,853	$1,070,061	4.55%	5.2	37

As of June 30, 2011, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $1.4 billion with $1.2 billion outstanding. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at the General Partner’s option. At June 30, 2011, $895.9 million of the outstanding balance was fixed at a weighted average interest rate of 5.32% and the remaining balance of $260.5 million on these facilities had a weighted average variable interest rate of 1.61%. $736.9 million of these credit facilities were allocated to the Operating Partnership at June 30, 2011 based on the ownership of the assets securing the debt.

	June 30, 2011	December 31, 2010
	(dollar amounts in thousands)

Borrowings outstanding	$736,941	$736,941
Weighted average borrowings during the period ended	737,314	763,040
Maximum daily borrowings during the period	737,697	770,021
Weighted average interest rate during the period ended	4.5%	4.5%
Interest rate at the end of the period	4.4%	4.4%
The Operating Partnership may from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair value adjustment of the fixed rate debt instruments on the Operating Partnership’s properties was a net premium/(discount) of $19.8 million and ($1.1 million) at June 30, 2011 and December 31, 2010, respectively.
Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from August 2011 through May 2019 and carry interest rates ranging from 3.66% to 5.94%.
Secured credit facilities. At June 30, 2011, the General Partner had borrowings against its fixed rate facilities of $895.9 million of which $561.0 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of June 30, 2011, the fixed rate Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average fixed interest rate of 5.21%.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2011
(Unaudited)
Variable Rate Debt
Mortgage notes payable. Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from July 2013 through April 2016. Interest on the variable rate mortgage notes is based on LIBOR plus some basis points, which translated into interest rates ranging from 1.06% to 3.45% at June 30, 2011.
Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures in March 2030. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 0.77% as of June 30, 2011.
Secured credit facilities. At June 30, 2011, the General Partner had borrowings against its variable rate facilities of $260.5 million of which $175.9 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of June 30, 2011, the variable rate borrowings under the Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average floating interest rate of 1.86%.
The aggregate maturities of the Operating Partnership’s secured debt due during each of the next five calendar years and thereafter are as follows (dollars in thousands):

	Fixed		Variable
	Mortgage	Credit	Mortgage	Tax Exempt	Credit
	Notes	Facilities	Notes	Notes Payable	Facilities	Total
2011	$11,665	$—	$317	$—	$30,886	$42,868
2012	53,836	136,792	633	—	59,529	250,790
2013	15,871	27,739	38,050	—	—	81,660
2014	7,656	—	635	—	—	8,291
2015	192,496	—	636	—	—	193,132
Thereafter	155,071	396,462	29,046	27,000	85,533	693,112

Total	$436,595	$560,993	$69,317	$27,000	$175,948	$1,269,853

Guarantor on Unsecured Debt
The Operating Partnership is a guarantor on the General Partner’s unsecured credit facility, with an aggregate borrowing capacity of $600 million, a $250 million term loan, a $100 million term loan, and $300 million of medium-term notes. At June 30, 2011 and December 31, 2010, the outstanding balance under the unsecured credit facility was $5.0 million and $31.8 million, respectively.
On September 30, 2010, the Operating Partnership guaranteed certain outstanding debt securities of the General Partner. These guarantees provide that the Operating Partnership, as primary obligor and not merely as surety, irrevocably and unconditionally guarantees to each holder of the applicable securities and to the trustee and their successors and assigns under the respective indenture (a) the full and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of the General Partner under the respective indenture whether for principal or interest on the securities (and premium, if any), and all other monetary obligations of the General Partner under the respective indenture and the terms of the applicable securities and (b) the full and punctual performance within the applicable grace periods of all other obligations of the General Partner under the respective indenture and the terms of applicable securities.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2011
(Unaudited)
6. RELATED PARTY TRANSACTIONS
Receivable due from the General Partner
The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had net receivable balances of $434.6 million and $492.7 million at June 30, 2011 and December 31, 2010, respectively, which is reflected as a reduction of capital on the Consolidated Balance Sheets.
Allocation of General and Administrative Expenses
The General Partner provides various general and administrative and other overhead services for the Operating Partnership including legal assistance, acquisitions analysis, marketing and advertising, and allocates these expenses to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on its pro-rata portion of UDR’s total apartment homes. During the three and six months ended June 30, 2011 and 2010, the general and administrative expenses allocated to the Operating Partnership by UDR were $7.1 million and $13.6 million and $5.9 million and $12.0 million, respectively, and are included in “General and Administrative” and “Property Management” expenses on the consolidated statements of operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.
Guaranty by the General Partner
The Operating Partnership provided a “bottom dollar” guaranty to certain limited partners as part of their original contribution to the Operating Partnership. The guaranty protects the tax basis of the underlying contribution and is reflected on the OP unitholder’s Schedule K-1 tax form. The guaranty was made in the form of a loan from the General Partner to the Operating Partnership at an annual interest rate of 1.14% at June 30, 2011 and 0.593% at December 31, 2010. Interest payments are made monthly and the note is due December 31, 2011. At June 30, 2011 and December 31, 2010, the note payable due to the General Partner was $78.3 million.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2011
(Unaudited)
The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of June 30, 2011 and December 31, 2010 are summarized as follows (dollars in thousands):

		Fair Value at June 30, 2011 Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)

Description:

Derivatives- Interest rate contracts (b)	$108	$—	$108	$—

Total assets	$108	$—	$108	$—

Derivatives- Interest rate contracts (b)	$5,436	$—	$5,436	$—
Contingent purchase consideration (c)	5,402	—	—	5,402
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	467,855	—	—	467,855
Fannie Mae credit facilities	564,988	—	—	564,988
Secured debt instruments- variable rate: (a)
Mortgage notes payable	69,317	—	—	69,317
Tax-exempt secured notes payable	27,000	—	—	27,000
Fannie Mae credit facilities	175,948	—	—	175,948

Total liabilities	$1,315,946	$—	$5,436	$1,310,510

		Fair Value at December 31, 2010 Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Description:

Derivatives- Interest rate contracts (b)	$376	$—	$376	$—

Total assets	$376	$—	$376	$—

Derivatives- Interest rate contracts (b)	$5,111	$—	$5,111	$—
Contingent purchase consideration (c)	5,402	—	—	5,402
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	205,750	—	—	205,750
Tax-exempt secured notes payable	13,885	—	—	13,885
Fannie Mae credit facilities	576,069	—	—	576,069
Secured debt instruments- variable rate: (a)
Mortgage notes payable	100,590	—	—	100,590
Tax-exempt secured notes payable	27,000	—	—	27,000
Fannie Mae credit facilities	175,948	—	—	175,948

Total liabilities	$1,109,755	$—	$5,111	$1,104,644

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2011
(Unaudited)

(a)	See Note 5, Debt

(b)	See Note 8, Derivatives and Hedging Activity

(c)	During the first quarter of 2010, the Operating Partnership accrued a liability of $6.0 million related to a contingent purchase consideration on one of its properties. The contingent consideration was determined based on the fair market value of the related asset which is estimated using Level 3 inputs utilized in a third party appraisal. During the year ended December 31, 2010, the Company paid approximately $635,000 of the liability, and the outstanding balance is due January 2012.
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
Although the Operating Partnership has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2011 and December 31, 2010, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Financial Instruments Not Carried at Fair Value
At June 30, 2011, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Operating Partnership using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2011
(Unaudited)
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated Other Comprehensive Income/(Loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2011 and 2010, the Operating Partnership recorded less than $1,000 of ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item.
Amounts reported in “Accumulated Other Comprehensive Income/(Loss)” related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is allocated to the Operating Partnership. During the next twelve months through June 30, 2012, we estimate that an additional $3.8 million will be reclassified as an increase to interest expense.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2011
(Unaudited)
As of June 30, 2011, the Operating Partnership had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

	Number of
Interest Rate Derivative	Instruments	Notional
Interest rate swaps	6	$261,532

Interest rate caps	2	$108,628
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in losses of $94,000 and $116,000 and $182,000 and $675,000 for the three and six months ended June 30, 2011 and 2010, respectively.
As of June 30, 2011, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollar amounts in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	4	$217,173
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Operating Partnership’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010.

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance	June 30,	December 31,	Balance	June 30,	December 31,
	Sheet Location	2011	2010	Sheet Location	2011	2010
Derivatives designated as hedging instruments:
Interest Rate Products	Other Assets	$65	$217	Other Liabilities	$5,436	$5,111

Total derivatives designated as hedging instruments		$65	$217		$5,436	$5,111

Derivatives not designated as hedging instruments:

Interest Rate Products	Other Assets	$43	$159	Other Liabilities	$—	$—

Total derivatives not designated as hedging instruments		$43	$159		$—	$—

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2011
(Unaudited)
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (dollar amounts in thousands):

			Location of Loss
			Reclassified from	Amount of Gain or (Loss) Reclassified
	Amount of Gain or (Loss) Recognized in		Accumulated OCI into	from Accumulated OCI into Income
Derivatives in Cash Flow	OCI on Derivative (Effective Portion)		Income (Effective	(Effective Portion)
Hedging Relationships	2011	2010	Portion)	2011	2010

For the three months ended June 30,

Interest Rate Products	$(3,108)	$(1,203)	Interest expense	$(1,212)	$(2,737)

Total	$(3,108)	$(1,203)		$(1,212)	$(2,737)

For the six months ended June 30,

Interest Rate Products	$(2,838)	$(1,850)	Interest expense	$(2,381)	$(4,749)

Total	$(2,838)	$(1,850)		$(2,381)	$(4,749)

	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized
Derivatives Not Designated as	Recognized in Income on	in Income on Derivative
Hedging Instruments	Derivative	2011	2010

For the three months ended June 30,

Interest Rate Products	Other income / (expense)	$(94)	$(182)

Total		$(94)	$(182)

For the six months ended June 30,

Interest Rate Products	Other income / (expense)	$(116)	$(675)

Total		$(116)	$(675)

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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2011
(Unaudited)
As of June 30, 2011, the fair value of derivatives in a net liability position that were allocated to the Operating Partnership, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6.1 million. As of June 30, 2011, the General Partner has not posted any collateral related to these agreements. If the General Partner had breached any of these provisions at June 30, 2011, it would have been required to settle its obligations under the agreements at their termination value of $6.1 million.
9. CAPITAL STRUCTURE
General Partnership Units
The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holder of Class A Partnership Units. There were 110,883 General Partnership units outstanding at June 30, 2011 and December 31, 2010, all of which were held by UDR.
Limited Partnership Units
At June 30, 2011 and December 31, 2010, there were 182,368,132 and 179,798,525 limited partnership units outstanding, of which 1,751,671 were Class A Limited Partnership units. UDR owned 174,738,456 or 95.8% at June 30, 2011 and 174,736,557 or 97.2% at December 31, 2010, respectively. The remaining 7,629,676 or 4.2% OP Units outstanding were held by non-affiliated partners at June 30, 2011 and 5,061,968 or 2.8% at December 31, 2010 of which 1,751,671, respectively, were Class A Limited Partnership units.
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
The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $187.3 million and $119.1 million as of June 30, 2011 and December 31, 2010, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.
Class A Limited Partnership Units
Class A Partnership units have a cumulative, annual, non-compounded preferred return, which is equal to 8% based on a value of $16.61 per Class A Partnership unit.
Holders of the Class A Partnership Units exclusively possess certain voting rights. The Operating Partnership may not do the following without approval of the holders of the Class A Partnership Units: (i) increase the authorized or issued amount of Class A Partnership Units, (ii) reclassify any other partnership interest into Class A Partnership Units, (iii) create, authorize or issue any obligations or security convertible into or the right to purchase any Class Partnership units, without the approval of the holders of the Class A Partnership Units, (iv) enter into a merger or acquisition, or (v) amend or modify the Agreement of Limited Partnership of the Operating Partnership in a manner that adversely affects the relative rights, preferences or privileges of the Class A Partnership Units.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2011
(Unaudited)
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
10. OTHER COMPREHENSIVE INCOME/(LOSS)
Components of other comprehensive income(loss) during the three and six months June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Comprehensive income/(loss):
Net income/(loss) attributable to OP unitholders	$7,476	$(2,570)	$5,445	$(5,520)
Net income attributable to non-controlling interests	32	18	59	35
Other comprehensive income:
Unrealized gain/(loss) on derivative financial instruments	(1,896)	(4,264)	(457)	(2,899)

Comprehensive income/(loss)	$5,612	$(6,816)	$5,047	$(8,384)

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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2011
(Unaudited)
The Operating Partnership owns and operates multifamily apartment communities throughout the United States that generate rental and other property related income through the leasing of apartment homes to a diverse base of tenants. The primary financial measures of the Operating Partnership’s apartment communities are rental income and net operating income (“NOI”), and are included in the chief operating decision maker’s assessment of UDR’s performance on a consolidated basis. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. NOI is defined as total revenues less direct property operating expenses. The chief operating decision maker of the General Partner utilizes NOI as the key measure of segment profit or loss.
The Operating Partnership’s two reportable segments are same communities and non-mature/other communities:
•	Same communities represent those communities acquired, developed, and stabilized prior to April 1, 2011 and held as of June 30, 2011. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
•	Non-mature/other communities represent those communities that were acquired or developed in 2009 or 2010, sold properties, redevelopment properties, properties classified as real estate held for sale, condominium conversion properties, joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties.
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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the three and six months ended June 30, 2011 and 2010.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2011
(Unaudited)
The accounting policies applicable to the operating segments described above are the same as those described in Note 2, “Significant Accounting Policies.” The following table details rental income and NOI for the Operating Partnership’s reportable segments for the three and six months ended June 30, 2011 and 2010, and reconciles NOI to income from continuing and discontinued operations per the consolidated statement of operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Reportable apartment home segment rental income
Same Communities
Western Region	$46,736	$45,076	$92,376	$89,720
Mid-Atlantic Region	15,946	15,269	31,620	30,230
Southeastern Region	10,569	10,209	21,041	20,379
Southwestern Region	6,810	6,591	13,553	13,165

Non-Mature communities/Other	16,071	9,950	27,372	19,801

Total segment and consolidated rental income	$96,132	$87,095	$185,962	$173,295

Reportable apartment home segment NOI
Same Communities
Western Region	$32,956	$31,227	$64,282	$61,836
Mid-Atlantic Region	11,063	10,418	21,761	20,499
Southeastern Region	6,514	6,414	13,142	12,828
Southwestern Region	4,481	4,081	8,502	8,188
Non-Mature communities/Other	10,910	7,099	17,749	13,403

Total segment and consolidated NOI	65,924	59,239	125,436	116,754

Reconciling items:
Non-property income	—	—	—	1,849
Property management	(2,644)	(2,395)	(5,114)	(4,766)
Other operating expenses	(1,447)	(1,160)	(2,805)	(2,761)
Depreciation and amortization	(50,225)	(41,692)	(91,383)	(83,123)
Interest	(13,844)	(12,966)	(25,794)	(26,041)
General and administrative	(6,294)	(3,614)	(10,874)	(7,494)
Net gain on the sale of real estate	16,038	36	16,038	97
Non-controlling interests	(32)	(18)	(59)	(35)

Net (loss)/income attributable to OP unit holders	$7,476	$(2,570)	$5,445	$(5,520)

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2011
(Unaudited)
The following table details the assets of the Operating Partnership’s reportable segments as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30,	December 31,
	2011	2010

Reportable apartment home segment assets
Same Store Communities
Western Region	$1,933,232	$1,924,700
Mid-Atlantic Region	695,116	693,564
Southeastern Region	356,589	354,861
Southwestern Region	255,607	254,485
Non-Mature communities/Other	738,335	478,574

Total segment assets	3,978,879	3,706,184
Accumulated depreciation	(919,971)	(884,083)

Total segment assets — net book value	3,058,908	2,822,101

Reconciling items:
Cash and cash equivalents	7,692	920
Restricted cash	12,516	8,022
Deferred financing costs, net	8,886	7,465
Other assets	40,343	22,887

Total consolidated assets	$3,128,345	$2,861,395

Capital expenditures related to the Operating Partnership’s same communities totaled $6.8 million and $12.3 and $7.8 million and $12.6 million for the three months and six ended June 30, 2011 and 2010, respectively. Capital expenditures related to the Operating Partnership’s non-mature/other communities totaled $253,000 and $510,000 and $452,000 and $739,000 for the three and six months ended June 30, 2011 and 2010, respectively.
Markets included in the above geographic segments are as follows:
i.	Western — Orange County, San Francisco, Monterey Peninsula, Los Angeles, Seattle, Sacramento, Inland Empire, Portland, and San Diego
ii.	Mid-Atlantic — New York, Boston, Metropolitan DC and Baltimore
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
UDR, INC.:
Business Overview
UDR, Inc. is a self- administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. We were formed in 1972 as a Virginia corporation. In September 2003, we changed our state of incorporation from Virginia to Maryland. Our subsidiaries include an operating partnership United Dominion Realty, L.P., a Delaware limited partnership. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “the Company,” or “UDR” refer collectively to UDR, Inc., its subsidiaries and its consolidated joint ventures.
At June 30, 2011, our consolidated real estate portfolio included 170 communities with 48,556 apartment homes and our total real estate portfolio, inclusive of our unconsolidated communities, included an additional 37 communities with 9,891 apartment homes.

The following table summarizes our market information by major geographic markets as of June 30, 2011.

					Three Months Ended		Six Months Ended
	As of June 30, 2011				June 30, 2011		June 30, 2011(a)
			Percentage	Total
	Number of	Number of	of Total	Carrying	Average	Total Income	Average	Total Income
	Apartment	Apartment	Carrying	Value	Physical	per Occupied	Physical	per Occupied
Same Communities	Communities	Homes	Value	(in thousands)	Occupancy	Home (a)	Occupancy	Home (b)

Western Region
Orange Co, CA	12	3,989	10.2%	$741,400	95.6%	$1,513	95.2%	$1,506
San Francisco, CA	8	1,607	5.2%	381,447	97.2%	2,034	96.9%	2,004
Monterey Peninsula, CA	7	1,565	2.1%	153,260	94.5%	1,109	93.2%	1,086
Los Angeles, CA	5	919	4.0%	292,635	95.7%	1,915	95.7%	1,914
San Diego, CA	3	689	1.4%	99,930	94.9%	1,291	95.5%	1,284
Seattle, WA	10	1,891	4.9%	359,770	96.2%	1,262	96.2%	1,216
Inland Empire, CA	3	1,074	2.1%	150,738	94.6%	1,253	94.6%	1,246
Sacramento, CA	2	914	0.9%	68,484	92.3%	884	93.1%	881
Portland, OR	3	716	1.0%	69,936	95.8%	989	96.1%	979

Mid-Atlantic Region
Metropolitan DC	10	3,516	9.1%	663,477	97.2%	1,652	97.2%	1,640
Richmond, VA	6	2,211	2.6%	188,091	96.2%	1,040	96.1%	1,029
Baltimore, MD	10	2,121	3.5%	253,318	96.8%	1,309	96.7%	1,300
Norfolk VA	6	1,438	1.2%	84,910	95.5%	987	95.6%	978
Other Mid-Atlantic	5	1,132	1.1%	79,397	96.3%	1,039	96.1%	1,031

Southeastern Region
Tampa, FL	11	3,804	4.6%	336,058	95.1%	980	95.5%	971
Orlando, FL	11	3,167	3.7%	272,263	94.7%	925	94.7%	910
Nashville, TN	8	2,260	2.5%	181,213	96.8%	880	96.5%	874
Jacksonville, FL	5	1,857	2.2%	157,507	94.3%	837	94.4%	836
Other Florida	4	1,184	1.5%	112,598	93.5%	1,006	93.9%	1007

Southwestern Region
Dallas, TX	10	3,175	4.5%	327,576	96.4%	951	96.3%	948
Phoenix, AZ	5	1,362	1.6%	121,424	95.2%	892	95.3%	889
Austin, TX	1	390	0.8%	60,288	95.9%	1,166	95.7%	1,148
Houston, TX	2	644	0.6%	46,136	95.0%	917	95.5%	909

Total/Average Same Communities	147	41,625	71.3%	5,201,856	95.7%	$1,181	95.6%	$1,172

Non Matures, Commercial Properties & Other	23	6,931	26.9%	1,939,649

Total Real Estate Held for Investment	170	48,556	98.2%	7,141,505

Real Estate Under Development (c)	—	—	1.8%	157,301

Total Real Estate Owned	170	48,556	100.0%	7,298,806

Total Accumulated Depreciation				(1,726,258)

Total Real Estate Owned, Net of Accumulated Depreciation				$5,572,548

(a)	The same community population for the six months ended June 30, 2011 includes 41,088 homes.

(b)	Total Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.

(c)	The Company is currently developing five wholly-owned communities with 1,250 apartment homes, none of which have been completed.
We report in two segments: Same Communities and Non-Mature/Other Communities. Our Same Communities segment includes those communities acquired, developed, and stabilized prior to April 1, 2010 and held as of June 30, 2011. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months. Our Non-Mature/Other Communities segment includes those communities that were acquired or developed in 2010 or 2011, sold properties, redevelopment properties, properties classified as real estate held for sale, condominium conversion properties, joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties.

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
We expect to meet our short-term liquidity requirements generally through net cash provided by operations and borrowings under credit agreements. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, the repayment of financing on development activities, and potential property acquisitions, through secured and unsecured borrowings, the issuance of debt or equity securities, and the disposition of properties. We believe that our net cash provided by operations and borrowings under credit agreements will continue to be adequate to meet both operating requirements and the payment of dividends by the Company in accordance with REIT requirements. Likewise, the budgeted expenditures for improvements and renovations of certain properties are expected to be funded from property operations, borrowings under credit agreements, and the issuance of debt or equity securities, and dispositions of properties.
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
In September 2009, the Company entered into an equity distribution agreement under which the Company may offer and sell up to 15 million shares of its common stock over time to or through its sales agents. During the three months ended June 30, 2011, we settled on 351,855 shares of common stock sold during the three months ended March 31, 2011. During the six months ended June 30, 2011, we sold 4,395,601 shares of common stock through this program for aggregate gross proceeds of approximately $104.5 million at a weighted average price per share of $23.78. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $2.1 million, were approximately $102.4 million.
In March 2011, the Company entered into a new equity distribution agreement under which the Company may offer and sell up to 20 million shares of its common stock over time to or through its sales agents. During the three and six months ended June 30, 2011, we sold 9,079,354 shares of common stock through this program for aggregate gross proceeds of approximately $227.5 million at a weighted average price per share of $25.06. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $4.5 million, were approximately $223.0 million. An additional 277,600 shares were sold prior to, and settled subsequent to June 30, 2011.
In July 2011, the Company closed on a public offering of 20,700,000 shares of its common stock, including 2,700,000 shares sold as a result of the underwriters’ exercise of their overallotment option in full at the closing, at a price of $25.00 per share, for net proceeds of approximately $496.3 million after underwriting discounts and commissions and estimated offering expenses.
Proceeds from the sale of shares through these programs are expected to fund potential and recent acquisitions, for working capital, and for general corporate purposes.

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
During the remainder of 2011, we have approximately $12.4 million of secured debt maturing, inclusive of principal amortization and net of extension rights of $112.2 million and $96.4 million of unsecured debt maturing.
We anticipate repaying that debt with cash flow from our operations, proceeds from debt and equity offerings, proceeds from the sale of properties, and by exercising extension rights with respect to the secured debt.
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
Operating Activities
For the six months ended June 30, 2011, our net cash flow provided by operating activities was $115.1 million compared to $101.8 million for the comparable period in 2010. The increase in cash flow from operating activities is primarily due to an increase in property net operating income.
Investing Activities
For the six months ended June 30, 2011, net cash used in investing activities was $266.1 million compared to $122.2 million for the comparable period in 2010. The change in cash used for investing activities was due to changes in the level of investment activities, which reflect our strategy as it relates to acquisitions, dispositions, capital expenditures, and development activities, all of which are discussed in further detail throughout this Report.
Acquisitions and Dispositions
In April 2011, the Company, through the Operating Partnership, closed on an acquisition of a 493-home multifamily apartment community referred to as 10 Hanover Square, located in New York City, New York. The community was acquired for $259.8 million, which included assumed debt of $192.0 million (with a fair value of $208.1 million) and the issuance of 2,569,606 OP Units. The OP Units were deemed to have a value equal to the greater of $25.00 or the closing price per share of the Company’s common stock for the 10 day period ended on (and including) the date one business day prior to the settlement date. For purchase price accounting purposes, the fair value of these OP units was $24.47.

In April 2011, the Company and the Operating Partnership completed a $500 million asset exchange whereby UDR acquired one multifamily apartment community (227 homes), and the Operating Partnership acquired two multifamily apartment communities (833 homes). The acquired assets are: 388 Beale in San Francisco, CA (227 homes); 14 North in Peabody, MA (387 homes); and Inwood West in Woburn, MA (446 homes). The communities acquired were valued at $263.0 million representing their estimated fair value. The Company paid $28.1 million of cash and assumed debt of $55.8 million (with a fair value of $61.7 million). UDR sold two multifamily apartment communities (434 homes) and the Operating Partnership sold four multifamily apartment communities (984 homes) located in California as part of the transaction. The communities are: Crest at Phillips Ranch, Villas at San Dimas, Villas at Bonita, The Arboretum, Rancho Vallecitos and Milazzo.
In May 2011, the Company sold an apartment community (289 homes) located in Dallas, Texas
In June 2011, the Company closed on an acquisition of a multifamily apartment community referred to as View 14, located in Metropolitan, D.C. The 185-home community was acquired for $105.5 million.
The Company did not acquire or dispose of any properties during the three and six months ended June 30, 2010.
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
During the six months ended June 30, 2011, $19.0 million or $400 per home was spent on recurring capital expenditures. These include revenue enhancing capital expenditures, exterior/interior upgrades, turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as exterior paint, roofs, siding, parking lots, and asset preservation capital expenditures. In addition, major renovations totaled $15.6 million for the six months ended June 30, 2011. Total capital expenditures, which in aggregate include recurring capital expenditures and major renovations, of $34.5 million or $728 per home was spent on all of our communities, excluding development and commercial properties, for the six months ended June 30, 2011.
The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, condominium conversions and commercial properties, for the six months ended June 30, 2011 and 2010:

	Total			Per Home
	Six Months Ended June 30,
	(dollars in thousands)			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Revenue enhancing improvements	$2,870	$9,389	-69.4%	$60	$212	-71.7%
Turnover capital expenditures	5,201	4,048	28.5%	110	91	20.9%
Asset preservation expenditures	10,900	10,057	8.4%	230	227	1.3%

Total recurring capital expenditures	18,971	23,494	-19.3%	$400	530	-24.5%

Major renovations	15,567	12,921	20.5%	328	292	12.3%

Total capital expenditures	$34,538	$36,415	-5.2%	$728	$822	-11.4%

Repair and maintenance expense	$17,975	$15,443	16.4%	$379	$348	8.9%

Average stabilized home count	47,451	44,316

We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2011 are currently expected to be approximately $1,050 per home.
Development
At June 30, 2011, our development pipeline for wholly-owned communities totaled 1,250 homes with a budget of $425.9 million in which we have a carrying value of $157.3 million. We anticipate the completion of these communities through the fourth quarter of 2013.
Consolidated Joint Ventures
UDR is a partner with an unaffiliated third party in a joint venture (“989 Elements”) which owns and operates a 23-story, 166 home high-rise apartment community in the central business district of Bellevue, Washington. In March 2010, the Company paid $7.7 million to acquire our partner’s 49% interest in the joint venture. At June 30, 2011 and December 31, 2010, the Company’s interest in 989 Elements was 98%.
UDR is a partner with an unaffiliated third party in a joint venture (“Elements Too”) which owns and operates a 274 home apartment community in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and was completed in the first quarter of 2010. In March 2010, the Company paid $3.2 million to acquire our partner’s 49% interest in the joint venture. At June 30, 2011 and December 31, 2010, the Company’s interest in Elements Too was 98%.
UDR is a partner with an unaffiliated third party in a joint venture (“Bellevue”) which owns an operating retail site in Bellevue, Washington. The Company initially planned to develop a 430 home high rise apartment building with ground floor retail on an existing operating retail center. However, the joint venture subsequently decided to continue to operate the retail property as opposed to developing a high rise apartment building on the site. In March 2010, the Company paid $5.2 million to acquire our partner’s 49% interest in the joint venture. At June 30, 2011 and December 31, 2010, the Company’s interest in Bellevue was 98%.
For additional information regarding these joint ventures, see Note 5, Joint Ventures, in the Consolidated Financial Statements of UDR, Inc. included in this Report.
Unconsolidated Joint Ventures
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures consisting of our proportionate share of the net earnings or loss of the joint venture. In addition, we may earn fees for providing management services to the unconsolidated joint ventures. As of June 30, 2011, UDR had investments in the following unconsolidated joint ventures which are accounted for under the equity method of accounting.
In November 2010, the Company acquired The Hanover Company’s (“Hanover”) partnership interests in the Hanover/MetLife Master Limited Partnership (the “UDR/MetLife Partnership”). The UDR/MetLife Partnership owns a portfolio of 26 operating communities containing 5,748 apartment homes and 10 land parcels with the potential to develop approximately 2,000 additional apartment homes. Under the terms of the UDR/MetLife Partnership, UDR acts as the general partner and earns fees for property and asset management and financing transactions.
UDR acquired a weighted average ownership interest of 12.27% in the operating communities and 4.14% in the land parcels for $100.8 million. The initial investment of $100.8 million consisted of $71.8 million in cash, which included associated transaction costs, and a $30 million payable (includes discount of $1 million) to Hanover. UDR agreed to pay the $30 million balance to Hanover in two interest free installments in the amounts of $20 million and $10 million on the first and second anniversaries of the closing, respectively. The $30 million payable was recorded at its present value of $29 million using an effective interest rate of 2.67%. At June 30, 2011 and December 31, 2010, the net carrying value of the payable was $29.5 million and $29.1 million, respectively. Interest expense of $196,000 and $391,000 was recorded during the three and six months ended June 30, 2011. At June 30, 2011 and December 31, 2010, the Company’s investment was $129.5 million and $122.2 million, respectively.

UDR’s total cost of its equity investment of $100.8 million differed from its proportionate share in the underlying net assets of the UDR/MetLife Partnership of $111.4 million. The difference of $10.6 million was attributable to certain assets and adjustments were allocated to UDR’s proportionate share in the UDR/MetLife Partnership’s buildings of $8.4 million, land of $3.9 million, and ($1.6 million) of lease intangible assets. With the exception of land, the difference related to buildings is amortized and recorded as a component of loss from unconsolidated entities over 45 years and the difference related to lease intangible assets is amortized and recorded as a component of loss from unconsolidated entities over 11 months with the offset to the Company’s carrying value of its equity investment. During the three and six months ended June 30, 2011, the Company recorded $395,000 and $791,000 of amortization, respectively.
In connection with the purchase of Hanover’s interests in the UDR/MetLife Partnership, UDR agreed to indemnify Hanover from liabilities from Hanover’s guaranty of $333 million in loans ($209 million outstanding at June 30, 2011) which are secured by a security interest in the operating communities subject to the loans. The loans are to the sub-tier partnerships which own the 26 operating communities. The Company anticipates that the balance of these loans will be refinanced by the UDR/MetLife Partnership over the next twelve months.
In October 2010, the Company entered into a joint venture with an affiliate of Hanover to develop a 240-home community in Stoughton, Massachusetts. At June 30, 2011 and December 31, 2010, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $10 million. Our investment at June 30, 2011 and December 31, 2010 was $17.2 million and $10.3 million, respectively.
In May 2011, the Company entered into a joint venture with an affiliate of Hanover to develop a 263-home community in San Diego, California. At June 30, 2011 and at closing, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $9.9 million. Our investment at June 30, 2011 was $10.3 million.
In June 2011, the UDR/MetLife Partnership sold a parcel of land to a joint venture, which the Company entered into with an affiliate of Hanover to develop a 256-home community in College Park, Maryland. At June 30, 2011 and at closing, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $7.1 million. Our investment at June 30, 2011 was $6.9 million.
UDR is a partner with an unaffiliated third party, which formed a joint venture for the investment of up to $450 million in multifamily properties located in key, high barrier to entry markets. The partners will contribute equity of $180 million of which the Company’s maximum equity will be 30% or $54 million when fully invested. In 2010, the joint venture acquired its first property (151 homes) located in Metropolitan Washington D.C. At June 30, 2011 and December 31, 2010, the Company owned a 30% interest in the joint venture. Our investment at June 30, 2011 and December 31, 2010 was $5.0 million and $5.2 million, respectively.
UDR is a partner with an unaffiliated third party which owns and operates 10 operating properties located in Texas (3,992 homes). UDR contributed cash and a property equal to 20% of the fair value of the properties. The unaffiliated member contributed cash equal to 80% of the fair value of the properties comprising the joint venture, which was then used to purchase the nine operating properties from UDR. Our initial investment was $20.4 million. Our investment at June 30, 2011 and December 31, 2010 was $8.5 million and $10.3 million, respectively.
For additional information regarding these joint ventures, see Note 5, Joint Ventures, in the Consolidated Financial Statements of UDR, Inc. included in this Report.
Disposition of Investments
During the three and six months ended June 30, 2011, the Company disposed of seven apartment communities in California and Texas. We plan to continue transforming our portfolio and pursuing our strategy of owning apartment homes in markets characterized by above average job growth, low home affordability and limited new supply — three key drivers to strong rental growth.

Financing Activities
For the six months ended June 30, 2011, our net cash provided by financing activities was $163.1 million compared to $22.5 million for the comparable period of 2010.
The following significant financing activities occurred during the six months ended June 30, 2011:
•	repaid $204.9 million of secured debt. The $204.9 million of secured debt includes $187.3 million of construction loans, repayment of $13.3 million in tax exempt bonds, repayment of $1.4 million of credit facilities and $2.9 million of mortgage payments;
•	received proceeds of $19.2 million from secured debt financings. The $19.2 million includes $15.3 million in variable rate mortgages and $3.9 million in fixed rate mortgages;
•	net repayments of $26.8 million were applied toward the Company’s $600 million revolving credit facility;
•	certain holders submitted their outstanding 4.00% Convertible Senior Notes due 2035 to the Company for redemption. As a result, we repurchased notes with a notional value of $10.8 million, representing approximately 6.44% of the $167.8 million in aggregate principal amount outstanding, and expensed $207,000 of unamortized financing costs during the three months ended March 31, 2011. On March 2, 2011 the Company called the remaining outstanding notes with a notional value of $156.9 million. The notes were redeemed on April 4, 2011 and unamortized financing costs of $3.0 million were written off;
•	issued $300 million in 4.25% Medium Term Notes due 2018;
•	in September 2009, the Company initiated an “At the Market” equity distribution program pursuant to which we may sell up to 15 million shares of common stock from time to time to or through sales agents, by means of ordinary brokers’ transactions on the New York Stock Exchange at prevailing market prices at the time of sale, or as otherwise agreed with the applicable agent. During the three months ended June 30, 2011, we settled on 351,855 shares of common stock sold during the three months ended March 31, 2011. During the six months ended June 30, 2011, we sold 4,395,601 shares of common stock through this program for aggregate gross proceeds of approximately $104.5 million at a weighted average price per share of $23.78. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $2.1 million, were approximately $102.4 million;
•	in March 2011, the Company entered into a new equity distribution agreement pursuant to which the Company may offer and sell up to 20 million shares of its common stock over time to or through its sales agents by means of ordinary brokers’ transactions on the New York Stock Exchange at prevailing market prices at the time of sale, or as otherwise agreed with the applicable agent. During the three and six months ended June 30, 2011, we sold 9,079,354 shares of common stock through this program for aggregate gross proceeds of approximately $227.5 million at a weighted average price per share of $25.06. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $4.5 million, were approximately $223.0 million. An additional 277,600 shares were sold prior to, and settled subsequent to June 30, 2011.
Credit Facilities
As of June 30, 2011, we have secured credit facilities with Fannie Mae with an aggregate commitment of $1.4 billion with $1.2 billion outstanding. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. We have $895.9 million of the funded balance fixed at a weighted average interest rate of 5.32% and the remaining balance on these facilities is currently at a weighted average variable rate of 1.61%.

We have a $600 million unsecured revolving credit facility that matures on July 26, 2012. Under certain circumstances, we may increase the $600 million credit facility to $750 million. Based on our current credit rating, the $600 million credit facility carries an interest rate equal to LIBOR plus 47.5 basis points. In addition, the unsecured credit facility contains a provision that allows us to bid up to 50% of the commitment and we can bid out the entire unsecured credit facility once per quarter so long as we maintain an investment grade rating. As of June 30, 2011, we had $5.0 million of borrowings outstanding under the credit facility leaving $595.0 million of unused capacity (excluding $1.7 million of letters of credit at June 30, 2011).
The Fannie Mae credit facilities and the bank revolving credit facility are subject to customary financial covenants and limitations.
Derivative Instruments
As part of UDR’s overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. UDR’s derivative transactions used for interest rate risk management include interest rate swaps with indexes that relate to the pricing of specific financial instruments of UDR. We believe that we have appropriately controlled our interest rate risk through the use of derivative instruments to minimize any unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three months ended June 30, 2011 (see Note 11, Derivatives and Hedging Activity in the Consolidated Financial Statements of UDR, Inc. included in this Report).
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

The following table outlines our FFO calculation and reconciliation to GAAP for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income/(loss) attributable to UDR, Inc.	$14,651	$(26,621)	$(13,224)	$(50,677)

Distributions to preferred stockholders	(2,327)	(2,372)	(4,695)	(4,751)
Real estate depreciation and amortization, including discontinued operations	91,161	73,726	175,276	145,933
Non-controlling interest	258	(1,019)	(523)	(1,989)
Real estate depreciation and amortization on unconsolidated joint ventures	2,844	1,151	5,692	2,160
Net gain on the sale of depreciable property in discontinued operations, excluding TRS	(43,767)	(162)	(43,808)	(121)
(Premium)/discount on preferred stock repurchases, net	(175)	25	(175)	25

Funds from operations (“FFO”) — basic	$62,645	$44,728	$118,543	$90,580

Distribution to preferred stockholders — Series E (Convertible)	931	931	1,862	1,862

Funds from operations — diluted	$63,576	$45,659	$120,405	$92,442

FFO per common share — basic	$0.32	$0.27	$0.61	$0.55

FFO per common share — diluted	$0.31	$0.27	$0.61	$0.55

Weighted average number of common shares and OP Units outstanding — basic	198,109	166,850	192,880	164,492
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	203,188	172,109	197,913	169,485
In the computation of diluted FFO, OP Units, unvested restricted stock, stock options, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive; therefore, they are included in the diluted share count.
RE3 is our subsidiary whose activities include development and land entitlement. RE3 tax benefits and gain on sales, net of taxes, is defined as net sales proceeds less a tax provision and the gross investment basis of the asset before accumulated depreciation. We consider FFO with RE3 tax benefits and gain on sales, net of taxes, to be a meaningful supplemental measure of performance because the short-term use of funds produce a profit that differs from the traditional long-term investment in real estate for REITs.
The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 31,		June 31,
	2011	2010	2011	2010

Weighted average number of common shares and OP units outstanding basic	198,109	166,850	192,880	164,492
Weighted average number of OP units outstanding	(7,630)	(5,964)	(6,353)	(5,970)

Weighted average number of common shares outstanding - basic per the Consolidated Statements of Operations	190,479	160,886	186,527	158,522

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	203,188	172,109	197,913	169,485
Weighted average number of OP units outstanding	(7,630)	(5,964)	(6,353)	(5,970)
Weighted average incremental shares from assumed conversion of stock options	(1,327)	(1,693)	(1,295)	(1,525)
Weighted average incremental shares from unvested restricted stock	(716)	(530)	(702)	(432)
Weighted average number of Series E preferred shares outstanding	(3,036)	(3,036)	(3,036)	(3,036)

Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	190,479	160,886	186,527	158,522

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

	Six Months Ended June 30,
	2011	2010

Net cash provided by operating activities	$115,075	$101,779
Net cash used in investing activities	(266,060)	(122,191)
Net cash used provided by financing activities	163,133	22,501
Results of Operations
The following discussion includes the results of both continuing and discontinued operations for the periods presented.
Net Income/(Loss) Attributable to Common Stockholders
Net income attributable to common stockholders was $12.1 million ($0.06 per diluted share) for the three months ended June 30, 2011 as compared to net loss attributable to common stockholders of $29.0 million ($0.18 per diluted share) for the comparable period in the prior year. The increase in net income attributable to common stockholders for the three months ended June 30, 2011 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:
•	an increase in our net operating income primarily due to community acquisitions; and
•	an increase in net gain on the sale of depreciable property primarily related to the disposition of seven communities in April 2011.
These were partially offset by:
•	an increase in depreciation expense primarily due to the Company’s acquisition of five operating communities in the second quarter of 2011 and five operating communities in the third quarter of 2010, and the completion of redevelopment and development communities during 2010.
Net loss attributable to common stockholders was $18.1 million ($0.10 per diluted share) for the six months ended June 30, 2011 as compared to net loss attributable to common stockholders of $55.4 million ($0.35 per diluted share) for the comparable period in the prior year. The decrease in net loss attributable to common stockholders for the six months ended June 30, 2011 resulted primarily from the same items discussed above.
Apartment Community Operations
Our net operating income is primarily generated from the operation of our apartment communities. The following table summarizes the operating performance of our total apartment portfolio which includes discontinued operations and excludes commercial operating income and expense for each of the periods presented (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change

Property rental income	$174,756	$152,340	14.7%	$342,637	$302,285	13.3%
Property operating expense (a)	(58,088)	(53,367)	8.8%	(116,692)	(106,074)	10.0%

Property net operating income (“NOI”)	$116,668	$98,973	17.9%	$225,945	$196,211	15.2%

(a)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of property NOI to net loss attributable to UDR as reflected, for both continuing and discontinued operations, for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Property net operating income	$116,668	$98,973	$225,945	$196,211
Other income	1,402	1,281	2,922	2,066
Non-property income	2,855	2,056	7,391	5,376
Real estate depreciation and amortization	(91,161)	(73,726)	(175,276)	(145,933)
Interest expense	(37,844)	(37,945)	(78,563)	(74,811)
General and administrative and property management	(17,791)	(14,526)	(33,155)	(28,336)
Other depreciation and amortization	(986)	(1,308)	(2,029)	(2,531)
Other operating expenses	(1,544)	(1,457)	(3,001)	(2,942)
Loss from unconsolidated entities	(1,348)	(1,185)	(2,680)	(1,922)
Redeemable non-controlling interests in OP	(221)	1,064	611	2,069
Non-controlling interests	(37)	(45)	(88)	(80)
Net gain on sale of properties	44,658	197	44,699	156

Net income/(loss) attributable to UDR, Inc.	$14,651	$(26,621)	$(13,224)	$(50,677)

Same Communities
Our same community properties (those acquired, developed, and stabilized prior to April 1, 2010 and held on June 30, 2011) consisted of 41,625 apartment homes and provided 81% of our total property NOI for the three months ended June 30, 2011.
NOI for our same community properties increased 5.1% or $4.6 million for the three months ended June 30, 2011 compared to the same period in 2010. The increase in property NOI was attributable to a 3.6% or $4.9 million increase in property rental income, which was partially offset by a 0.7% or $308,000 increase in operating expenses. The increase in revenues was primarily driven by a 3.9% or $5.1 million increase in rental rates and a 4.2% or $472,000 increase in reimbursement and fee income, partially offset by an 11.0% or $537,000 increase in vacancy loss. Physical occupancy decreased 0.1% to 95.7% and total monthly income per occupied home increased 1.5% to $1,181.
The increase in property operating expenses was primarily driven by a 6.6% or $453,000 increase in utilities, a 6.0% or $146,000 increase in insurance expense and a 4.6% and $133,000 increase in administrative and marketing expense. These increases were partially offset by a decrease of 3.9% or $563,000 in real estate taxes.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 67.0% for the three months ended June 30, 2011 as compared to 66.0% for the comparable period in 2010.
Our same community properties (those acquired, developed, and stabilized prior to January 1, 2010 and held on June 30, 2011) consisted of 41,088 apartment homes and provided 81% of our total property NOI for the six months ended June 30, 2011.
NOI for our same community properties increased 3.9% or $6.8 million for the six months ended June 30, 2011 compared to the same period in 2010. The increase in property NOI was attributable to a 3.0% or $8.2 million increase in property rental income, which was partially offset by a 1.5% or $1.3 million increase in operating expenses. The increase in revenues was primarily driven by a 2.9% or $7.6 million increase in rental rates and a 5.3% or $1.1 million increase in reimbursement and fee income. This increase was partially offset by a 10.4% or $1.0 million increase in vacancy loss. Physical occupancy decreased 0.1% to 95.6% and total monthly income per occupied home increased 3.1% to $1,172.

The increase in property operating expenses was primarily driven by a 4.2% or $600,000 increase in utilities expense, a 3.5% or $495,000 increase in repair and maintenance, and a 1.9% or $438,000 in personnel costs. These increases were partially offset by a 2.6% or $735,000 decrease in real estate tax expense.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 66.5% for the six months ended June 30, 2011 as compared to 66.0% for the comparable period in 2010.
Non-Mature/Other Communities
The remaining $22.1 million or 19% and $42.2 million and 19% of our total NOI during the three and six months ended June 30, 2011 was generated from our “non-mature communities.” UDR’s non-mature communities consist of communities that do not meet the criteria to be included in same communities, which includes communities developed or acquired, redevelopment properties, sold properties, non-apartment components of mixed use properties, properties classified as real estate held for disposition and condominium properties. For the three and six months ended June 30, 2011, we recognized NOI from our developments of $4.4 million and $8.3 million, NOI from our sold communities of $290,000 and $4.9 million, NOI from acquired communities of $13.0 million and $20.4 million, and NOI from redeveloped properties of $3.2 million and $6.0 million.
Other Income
During the six months ended June 30, 2011, the Company sold marketable securities for $3.5 million, resulting in a gain of $3.1 million, which is included in other income. For the three months and six months ended June 30, 2011 and 2010, other income on continuing operations includes fees earned from the Company’s joint ventures of $2.7 million and $3.9 million and $689,000 and $1.1 million, respectively. Other income on continuing operations for the three and six months ended June 30, 2010 also includes interest income and discount amortization from an interest in a convertible debt security of $957,000 and $1.9 million. The six months ended June 30, 2010 also includes $1.8 million for a recovery from real estate tax accruals, which is included in discontinued operations.
Real Estate Depreciation and Amortization
For the three and six months ended June 30, 2011, real estate depreciation and amortization on both continuing and discontinued operations increased 23.6% or $17.4 million and 20.1% and $29.3 million, respectively, as compared to the comparable periods in 2010. The increase in depreciation and amortization for the three and six months ended June 30, 2011 is primarily the result of acquisitions of five apartment communities during the second quarter of 2011, acquisitions of five apartment communities during the third quarter of 2010, development and redevelopment activity during 2011 and 2010, and additional capital expenditures. As part of the Company’s acquisition activity a portion of the purchase price is attributable to the fair value of intangible assets which are typically amortized over a period of less than one year.
Interest Expense
For the three months ended June 30, 2011, interest expense on both continuing and discontinued operations did not significantly change as compared to the comparable period in 2010. For the six months ended June 30, 2011, interest expense on both continuing and discontinued operations increased 5.0% or $3.8 million. This increase in interest expense was primarily due to the write off of $4.0 million of deferred financing costs related to the prepayment of debt.
General and Administrative
For the three and six months ended June 30, 2011, general and administrative expenses increased 25.5% or $2.6 million and 18.4% or $3.7 million as compared to the same period in 2010. The increase was primarily due to an increase in acquisition costs related to the Company’s acquisitions of five operating communities that closed during the second quarter of 2011.

Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, the majority of our leases are for a term of fourteen months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three months and six ended June 30, 2011.
Off-Balance Sheet Arrangements
In November 2010, the Company acquired The Hanover Company’s (“Hanover”) partnership interests in the Hanover/MetLife Master Limited Partnership (the“UDR/MetLife Partnership”). The UDR/MetLife Partnership owns a portfolio of 26 operating communities containing 5,748 apartment homes and 10 land parcels with the potential to develop approximately 2,000 additional apartment homes. Under the terms of the UDR/MetLife Partnership, UDR acts as the general partner and earn fees for property and asset management and financing transactions.
In connection with the purchase of Hanover’s interests in the UDR/MetLife Partnership, UDR agreed to indemnify Hanover from liabilities from Hanover’s guaranty of $209 million in loans which are secured by a security interest in the operating communities subject to the loan. The loans are to the sub-tier partnerships which own the 26 operating communities. The Company anticipates that the balance of these loans will be refinanced by the UDR/MetLife Partnership over the next twelve months.
We do not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

UNITED DOMINION REALTY, L.P.:
Business Overview
United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”), is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act (as amended from time to time, or any successor to such statute, the “Act”). The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At June 30, 2011, the Operating Partnership’s real estate portfolio included 80 communities located in 9 states plus the District of Columbia, with a total of 23,693 apartment homes.
As of June 30, 2011, UDR owned 110,883 units of our general limited partnership interests and 174,738,456 units of our limited partnership interests (the “OP Units”), or approximately 95.8% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries. We refer to our General Partner together with its consolidated subsidiaries (including us) and the General Partner’s consolidated joint ventures as “UDR” or the “General Partner.”
UDR operates as a self-administered real estate investment trust, or REIT. UDR focuses on owning, acquiring, renovating, developing, and managing apartment communities nationwide. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in September 2003. At June 30, 2011, the General Partner’s consolidated real estate portfolio included 170 communities located in 11 states and the District of Columbia with a total of 48,556 apartment homes. In addition, the General Partner has an ownership interest in 37 communities with 9,891 completed apartment homes through unconsolidated joint ventures.

The following table summarizes our market information by major geographic markets as of June 30, 2011.

					Three Months Ended		Six Months Ended
	As of June 30, 2011				June 30, 2011		June 30, 2011 (a)
			Percentage	Total
	Number of	Number of	of Total	Carrying	Average	Total Income	Average	Total Income
	Apartment	Apartment	Carrying	Value	Physical	per Occupied	Physical	per Occupied
Same Communities	Communities	Homes	Value	(in thousands)	Occupancy	Home	Occupancy	Home (b)

Western Region
Orange Co, CA	11	3,899	18.1%	$721,083	95.6%	$1,508	95.2%	$1,502
San Francisco, CA	7	1,583	9.3%	368,954	97.1%	2,032	96.9%	2,001
Monterey Peninsula, CA	7	1,565	3.9%	153,260	94.5%	1,109	93.2%	1,086
Los Angeles, CA	3	463	3.1%	124,751	95.8%	1,752	95.8%	1,753
San Diego, CA	3	689	2.5%	99,930	94.9%	1,291	95.5%	1,284
Seattle, WA	5	932	5.2%	207,292	97.0%	1,258	96.8%	1,240
Inland Empire, CA	2	834	3.0%	119,541	94.7%	1,279	94.6%	1,273
Sacramento, CA	2	914	1.7%	68,484	92.3%	884	93.1%	881
Portland, OR	3	716	1.8%	69,936	95.8%	989	96.1%	979

Mid-Atlantic Region
Metropolitan DC	7	2,378	13.8%	548,605	96.6%	1,755	96.6%	1,739
Baltimore, MD	5	994	3.7%	146,511	96.3%	1,341	95.9%	1,337

Southeastern Region
Tampa, FL	3	1,154	2.8%	109,713	95.9%	1,036	96.5%	1,027
Nashville, TN	6	1,612	3.2%	127,750	96.6%	857	96.5%	850
Jacksonville, FL	1	400	1.1%	42,460	94.0%	879	93.7%	874
Other Florida	1	636	1.9%	76,667	92.5%	1,207	93.3%	1,203

Southwestern Region
Dallas, TX	2	1,348	4.6%	183,429	96.1%	1,160	96.1%	1,153
Phoenix, AZ	3	914	1.8%	72,178	95.3%	880	95.4%	877

Total/Average Same Communities	71	21,031	81.5%	3,240,544	95.6%	$1,327	95.5%	$1,316

Non Matures, Commercial Properties & Other	9	2,662	18.5%	738,335

Total Real Estate Held for Investment	80	23,693	100.0%	3,978,879

Total Accumulated Depreciation				(919,971)

Total Real Estate Owned, Net of Accumulated Depreciation				$3,058,908

(a)	The same community population for the six months ended June 30, 2011 includes 21,031 homes.

(b)	Total Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.
We report in two segments: Same Communities and Non-Mature/Other Communities. Our Same Communities segment includes those communities acquired, developed, and stabilized prior to April 1, 2010, and held as of June 30, 2011. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months. Our Non-Mature/Other Communities segment includes those communities that were acquired or developed in 2010 or 2011, sold properties, redevelopment properties, properties classified as real estate held for sale, condominium conversion properties, joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties.
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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and borrowings allocated to us under the General Partner’s credit agreements. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities and potential property acquisitions through borrowings and the disposition of properties. We believe that our net cash provided by operations and borrowings will continue to be adequate to meet both operating requirements and the payment of distributions. Likewise, the budgeted expenditures for improvements and renovations of certain properties are expected to be funded from property operations, borrowings allocated to us under the General Partner’s credit agreements the Operating Partnership is a party to, loans from the General Partner, and proceeds from sales of properties.
Future Capital Needs
Future capital expenditures are expected to be funded with proceeds from the issuance of secured debt, the sale of properties, the borrowings allocated to us under our General Partner’s credit agreements, and to a lesser extent, with cash flows provided by operating activities, loans from the General Partner and proceeds from sales of properties. Acquisition activity in strategic markets is expected to be largely financed by the reinvestment of proceeds from the sale of properties, the issuance of OP units and the assumption or placement of secured debt.
During the remainder of 2011, the Operating Partnership has approximately $34.6 million of secured debt maturing, inclusive of principal amortization and net extension rights of $8.3 million. We anticipate that we will repay that debt with operating cash flows, proceeds from borrowings allocated to us under our General Partner’s credit agreements, borrowings from the General Partner, proceeds from sales of properties, or by exercising extension rights on such secured debt, as applicable. The repayment of debt will be recorded as an offset to the “Receivable due from General Partner”.
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

Statements of Cash Flows for the Six Months Ended June 30, 2011
The following discussion explains the changes in net cash provided by operating activities, and net cash used in investing activities and financing activities that are presented in our Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010.
Operating Activities
For the three months ended June 30, 2011, net cash flow provided by operating activities was $79.7 million compared to $80.4 million for the comparable period in 2010. The increase in net cash flow from operating activities was primarily due to an increase in property operating income.
Investing Activities
For the three months ended June 30, 2011, net cash used in investing activities was $48.5 million compared to $28.2 million for the comparable period in 2010. Changes in the level of investment activities from period to period reflect our strategy as it relates to acquisitions and capital expenditures.
Acquisitions and Dispositions
The Operating Partnership did not acquire or dispose of any communities during the three and six months ended June 30, 2010.
In April 2011, the Company, through its subsidiary United Dominion Realty, L.P., closed on an acquisition of a 493- home multifamily apartment community referred to as 10 Hanover Square, located in New York, New York. The community was acquired for $259.8 million, which included assumed debt of $192.0 million (with a fair value of $208.1 million) and the issuance of 2,569,606 OP Units of the Operating Partnership. The OP Units were deemed to have a value equal to the greater of $25.00 or the closing price per share of the Company’s common stock for the 10 day period ended on (and including) the date one business day prior to the settlement date. For purchase price accounting purposes, the fair value of these OP units was $24.47.
In April 2011, the Operating Partnership and its General Partner completed a $500 million asset exchange whereby the Operating Partnership acquired two multifamily apartment communities (833 homes) and a parcel of land, and UDR acquired one multifamily apartment community (227 homes). The acquired assets are: 388 Beale in San Francisco, CA (227 homes); 14 North in Peabody, MA (387 homes); and Inwood West in Woburn, MA (446 homes). The communities acquired were valued at $263.0 million representing their estimated fair value. The Company and the Operating Partnership paid $28.1 million of cash and assumed debt of $55.8 million (with a fair value of $ 61.7 million). The Operating Partnership sold four multifamily apartment communities (984 homes) and UDR sold two multifamily apartment communities (434 homes) located in California as part of the transaction. The communities are: Crest at Phillips Ranch, Villas at San Dimas, Villas at Bonita, The Arboretum, Rancho Vallecitos and Milazzo.

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
Financing Activities
For the three months ended June 30, 2011, our net cash used in financing activities was $24.4 million compared to $52.2 million for the comparable period of 2010. The decrease in cash used in financing activities was primarily due to a net decrease in payments to the General Partner, which was partially offset by a decrease in the proceeds from the issuance of secured debt and an increase in payments on secured debt.
Credit Facilities
As of June 30, 2011, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $1.4 billion with $1.2 billion outstanding. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at the General Partner’s option. At June 30, 2011, $895.9 million of the funded balance was fixed at a weighted average interest rate of 5.32% and the remaining balance on these facilities was at a weighted average variable rate of 1.61%. At June 30, 2011, $736.9 million of these credit facilities are allocated to the Operating Partnership based on the ownership of the assets securing the debt.
The Operating Partnership is a guarantor on the General Partner’s unsecured credit facility, with an aggregate borrowing capacity of $600 million, a $250 million term loan, a $100 million term loan, and $300 million of medium-term notes. At June 30, 2011 and December 31, 2010, the outstanding balance under the unsecured credit facility was $5.0 million and $31.8 million, respectively.
The credit facilities are subject to customary financial covenants and limitations.
Other Guarantees
At June 30, 2011, the Operating Partnership guaranteed certain outstanding securities of UDR, such that the Operating Partnership, as primary obligor and not merely as surety, irrevocably and unconditionally guarantees to each holder of the applicable securities and to the trustee and their successors and assigns under the respective indenture (a) the full and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of UDR under the respective indenture whether for principal of or interest on the securities (and premium, if any), and all other monetary obligations of UDR under the respective indenture and the terms of the applicable securities and (b) the full and punctual performance within the applicable grace periods of all other obligations of UDR under the respective indenture and the terms of the applicable securities.
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $272.3 million in variable rate debt that is not subject to interest rate swap contracts as of June 30, 2011. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $2.7 million based on the balance at June 30, 2011.

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
A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Six Months Ended June 30,
	2011	2010

Net cash provided by operating activities	$79,677	$80,401
Net cash used in investing activities	(48,459)	(28,248)
Net cash used in financing activities	(24,446)	(52,237)
Results of Operations for the Three and Six Months Ended June 30, 2011
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, and includes the results of both continuing and discontinued operations for the periods presented.
Net Income/(Loss) Attributable to OP Unitholders
Net income attributable to OP unitholders was $7.5 million ($0.04 per OP unit) for the three months ended June 30, 2011 as compared to net loss attributable to OP unitholders of $2.6 million ($0.01 per OP unit) for the comparable period in the prior year. The increase in net income attributable to OP unit holders resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:
•	an increase in net operating income primarily due to community acquisitions; and
•	an increase in net gain on the sale of depreciable property primarily related to the disposition of four communities in April 2011.
These changes were partially offset by an increase in depreciation expense primarily due to the Operating Partnership’s acquisition of three operating communities in April 2011.
Net income attributable to OP unitholders was $5.4 million ($0.03 per OP unit) for the six months ended June 30, 2011 as compared to net loss attributable to OP unitholders of $5.5 million ($0.03 per OP unit), for the comparable period in the prior year. The increase in net income attributable to OP unit holders for the six months ended June 30, 2011 resulted primarily from the same items discussed above.
Apartment Community Operations
Our net income is primarily generated from the operation of our apartment communities.
The following table summarizes the operating performance of our total portfolio for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	% Change	2011	2010	% Change

Property rental income	$96,132	$87,095	10.4%	$185,962	$173,295	7.3%
Property operating expense (a)	(30,208)	(27,856)	8.4%	(60,526)	(56,541)	7.0%

Property net operating income (“NOI”)	$65,924	$59,239	11.3%	$125,436	$116,754	7.4%

(a)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of property NOI to net income attributable to OP unit holders as reflected, for both continuing and discontinued operations, for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Property net operating income	$65,924	$59,239	$125,436	$116,754
Non-property income	—	—	—	1,849
Real estate depreciation and amortization	(50,225)	(41,692)	(91,383)	(83,123)
Interest	(13,844)	(12,966)	(25,794)	(26,041)
General and administrative and property management	(8,938)	(6,009)	(15,988)	(12,260)
Other operating expenses	(1,447)	(1,160)	(2,805)	(2,761)
Net gain on sale of real estate	16,038	36	16,038	97
Non-controlling interests	(32)	(18)	(59)	(35)

Net income/(loss) attributable to OP unitholders	$7,476	$(2,570)	$5,445	$(5,520)

Same Store Communities
Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010
Our same store communities (those acquired, developed, and stabilized prior to April 1, 2010 and held on June 30, 2011) consisted of 21,031 apartment homes and provided 83.5% of our total NOI for the three months ended June 30, 2011.
NOI for our same store community properties increased 5.5% or $2.9 million for the three months ended June 30, 2011 compared to the same period in 2010. The increase in property NOI was primarily attributable to a 3.8% or $2.9 million increase in property rental income which was partially offset by a 0.2% or $42,000 increase in operating expenses. The increase in revenues was primarily driven by a 4.0% or $3.0 million increase in rental rates. Physical occupancy decreased 0.3% to 95.6% and total income per occupied home increased $52 to $1,327 for the three months ended June 30, 2011 compared to the same period in 2010.
The increase in property operating expenses was primarily driven by a 6.8% or $248,000 increase in utilities and an 8.3% and $123,000 increase in administrative and marketing costs. These changes were partially offset by a 5.6% and $475,000 decrease in real estate taxes.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) was 68.7% for the three months ended June 30, 2011 as compared to 67.6% for the comparable period in 2010.
Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010
Our same store communities (those acquired, developed, and stabilized prior to January 1, 2010 and held on June 30, 2011) consisted of 21,031 apartment homes and provided 85.9% of our total NOI for the six months ended June 30, 2011.
NOI for our same store community properties increased 4.2% or $4.3 million for the six months ended June 30, 2011 compared to the same period in 2010. The increase in property NOI was primarily attributable to a 3.3% or $5.1 million increase in property rental income which was partially offset by a 1.5% or $758,000 increase in operating expenses. The increase in revenues was primarily driven by a 3.3% or $4.9 increase in rental rates, a 6.2% or $764,000 increase in reimbursement and fee income. These increases were partially offset by a 13.5% or $763,000 increase in vacancy loss. Physical occupancy decreased 0.3% to 95.5% and total income per occupied home increased $46 to $1,316 for the six months ended June 30, 2011 compared to the same period in 2010.

The increase in property operating expenses was primarily driven by a 4.2% or $329,000 increase in utilities, a 4.2% or $320,000 increase in repairs and maintenance, a 3.2% or $403,000 increase in personnel costs and a 6.5% or $194,000 increase in administrative and marketing costs. These increases were partially offset by a 3.5% and $589,000 decrease in real estate taxes.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) was 67.9% for the three months ended June 30, 2011 as compared to 67.3% for the comparable period in 2010.
Non-Mature/Other Communities
Three and six months Ended June 30, 2011
The remaining $10.9 million or 16.5% and $17.7 million and 14.1% of our total NOI during the three and six months ended June 30, 2011, respectively, was generated from communities that we classify as “non-mature communities.” The Operating Partnership’s non-mature communities consist of communities that do not meet the criteria to be included in same store communities, which includes communities developed or acquired, redevelopment properties, sold properties, non-apartment components of mixed use properties, properties classified as real estate held for disposition and condominium properties. For the three months ended June 30, 2011, we recognized NOI from our acquired communities of $6.2 million and NOI from our redevelopment properties of $3.2 million. For the six months ended June 30, 2011, we recognized NOI from our acquired communities of $6.2 million, NOI from our redevelopment properties of $6.0 million, and NOI from our sold properties of $2.9 million.
Real Estate Depreciation and Amortization
For the three and six months ended June 30, 2011 and 2010, real estate depreciation and amortization from continuing and discontinued operations increased by 20.5% or $8.5 million and 9.9% and $8.3 million, respectively. The increase in depreciation and amortization for the three and six months ended June 30, 2011 is primarily the result of the acquisition of three apartment communities during the second quarter of 2011. As part of the Company’s acquisition activity a portion of the purchase price is attributable to the fair value of intangible assets which are typically amortized over a period of less than one year.
Interest Expense
For the three months ended June 30, 2011, interest expense from continuing and discontinued operations increased 6.8% or $878,000 as compared to the same period in 2010. This increase is primarily due to an increase in secured debt due to acquisitions and an increase in interest rates on secured debt. For the six months ended June 30, 2011, interest expense from continuing and discontinued operations did not significantly change compared to the same period in 2010.
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
For the three and six months ended June 30, 2011, general and administrative expenses increased 74.2% or $2.7 million and 45.1% or $3.4 million as compared to the comparable period in 2010. During the three and six months ended June 30, 2011, general and administrative expenses include acquisition-related costs of $1.7 million and $2.1 million, respectively. The increases, net of these acquisition-related costs, were consistent with the changes in UDR’s general and administrative expenses for the three and six months ended June 30, 2011.

Income from Discontinued Operations
For the three and six months ended June 30, 2011 and 2010, we recognized income/(loss) from discontinued operations for financial reporting purposes of $16.0 million and $16.4 million and ($9,000) and $1.8 million, respectively. The increase in income from discontinued operations primarily relates to the sale of four apartment communities during the second quarter of 2011.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and six month period ended June 30, 2011 and 2010.
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
See our Annual Report on Form 10-K for the year ended December 31, 2010 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of June 30, 2011, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

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
As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.

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

Continued Economic Weakness Following the Economic Recession that the U.S. Economy Recently Experienced May Materially and Adversely Affect our Financial Condition and Results of Operations. The U.S. economy continues to experience weakness following a severe recession, which has resulted in increased unemployment, decreased consumer spending and a decline in residential and commercial property values. Although the U.S. economy has emerged from the recession, high levels of unemployment have persisted. If the economic recovery continues to slow or stalls, we may experience adverse effects on our occupancy levels, our rental revenues and the value of our properties, any of which could adversely affect our cash flow, financial condition and results of operations.
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
We Are Subject to Certain Risks Associated with Selling Apartment Communities, Which Could Limit Our Operational and Financial Flexibility. We periodically dispose of apartment communities that no longer meet our strategic objectives, but adverse market conditions may make it difficult to sell apartment communities like the ones we own. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. These conditions may limit our ability to dispose of properties and to change our portfolio promptly in order to meet our strategic objectives, which may in turn have a material adverse effect on our financial condition and the market value of our securities. We are also subject to the following risks in connection with sales of our apartment communities:
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

Any Material Weaknesses Identified in Our Internal Control Over Financial Reporting Could Have an Adverse Effect on Our Stock Price. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting. If we identify one or more material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price.
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
We May be Adversely Affected by New Laws and Regulations. The United States Administration and Congress have enacted, or called for consideration of, proposals relating to a variety of issues, including with respect to health care, financial regulation reform, climate control, executive compensation and others. We believe that these and other potential proposals could have varying degrees of impact on us ranging from minimal to material. At this time, we are unable to predict with certainty what level of impact specific proposals could have on us.
Certain rulemaking and administrative efforts that may have an impact on us focus principally on the areas perceived as contributing to the global financial crisis and the recent economic downturn. These initiatives have created a degree of uncertainty regarding the basic rules governing the real estate industry and many other businesses that is unprecedented in the United States at least since the wave of lawmaking and regulatory reform that followed in the wake of the Great Depression. The federal legislative response in this area culminated in the enactment on July 21, 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities; thus, the impact on us may not be known for an extended period of time. The Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals that are proposed or pending in the United States Congress, may limit our revenues, impose fees or taxes on us, and/or intensify the regulatory framework in which we operate in ways that are not currently identifiable.
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

We are monitoring the SEC’s activity with respect to the proposed adoption of IFRS by United States public companies. It is unclear at this time how the SEC will propose that GAAP and IFRS be harmonized if the proposed change is adopted. In addition, switching to a new method of accounting and adopting IFRS will be a complex undertaking. We may need to develop new systems and controls based on the principles of IFRS. Since these are new endeavors, and the precise requirements of the pronouncements ultimately to be adopted are not now known, the magnitude of costs associated with this conversion are uncertain.
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
A Change in U.S. Government Policy Regarding Fannie Mae or Freddie Mac Could Have a Material Adverse Impact on Our Business. Fannie Mae and Freddie Mac are a major source of financing for secured multifamily rental real estate. We and other multifamily companies depend heavily on Fannie Mae and Freddie Mac to finance growth by purchasing or guaranteeing apartment loans. In September 2008, the U.S. government assumed control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. The Administration has proposed potential options for the future of mortgage finance in the U.S. that could involve the phase out of Fannie Mae and Freddie Mac. While we believe Fannie Mae and Freddie Mac will continue to provide liquidity to our sector, should they discontinue doing so, have their mandates changed or reduced or be disbanded or reorganized by the government, it would significantly reduce our access to debt capital and adversely affect our ability to finance or refinance existing indebtedness at competitive rates and it may adversely affect our ability to sale assets. Uncertainty in the future activity and involvement of Fannie Mae and Freddie Mac as a source of financing could negatively impact our ability to make acquisitions and make it more difficult or not possible for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.

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
Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of June 30, 2011, UDR, Inc. had approximately $637.4 million of variable rate indebtedness outstanding, which constitutes approximately 17% of total outstanding indebtedness as of such date. As of June 30, 2011, the Operating Partnership had approximately $272.3 million of variable rate indebtedness outstanding, which constitutes approximately 21% of total outstanding indebtedness to third parties as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of our common and preferred stock and debt securities.
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
Risks Related to Tax Laws
We Would Incur Adverse Tax Consequences if UDR, Inc. Failed to Qualify as a REIT. UDR, Inc. has elected to be taxed as a REIT under the Code. Our qualification as a REIT requires us to satisfy numerous requirements, some on an annual and quarterly basis, established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. We intend that our current organization and method of operation enable us to continue to qualify as a REIT, but we may not so qualify or we may not be able to remain so qualified in the future. In addition, U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect. Future legislation, new regulations, administrative interpretations or court decisions could adversely affect our ability to qualify as a REIT or adversely affect our stockholders.
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
UDR, Inc. May Conduct a Portion of Our Business Through Taxable REIT Subsidiaries, Which are Subject to Certain Tax Risks. We have established several taxable REIT subsidiaries. Despite UDR, Inc.’s qualification as a REIT, its taxable REIT subsidiaries must pay income tax on their taxable income. In addition, we must comply with various tests to continue to qualify as a REIT for federal income tax purposes, and our income from and investments in our taxable REIT subsidiaries generally do not constitute permissible income and investments for these tests. While we will attempt to ensure that our dealings with our taxable REIT subsidiaries will not adversely affect our REIT qualification, we cannot provide assurance that we will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, we may jeopardize our ability to retain future gains on real property sales, or our taxable REIT subsidiaries may be denied deductions, to the extent our dealings with our taxable REIT subsidiaries are not deemed to be arm’s length in nature or are otherwise not respected.
REIT Distribution Requirements Limit Our Available Cash. As a REIT, UDR, Inc. is subject to annual distribution requirements, which limit the amount of cash we retain for other business purposes, including amounts to fund our growth. We generally must distribute annually at least 90% of our net REIT taxable income, excluding any net capital gain, in order for our distributed earnings not to be subject to corporate income tax. We intend to make distributions to our stockholders to comply with the requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Code.
Certain Property Transfers May Generate Prohibited Transaction Income, Resulting in a Penalty Tax on Gain Attributable to the Transaction. From time to time, we may transfer or otherwise dispose of some of our properties. Under the Code, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction and subject to a 100% penalty tax. Since we acquire properties for investment purposes, we do not believe that our occasional transfers or disposals of property are prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by us are prohibited transactions. If the Internal Revenue Service were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction and we may jeopardize our ability to retain future gains on real property sales. In addition, income from a prohibited transaction might adversely affect UDR, Inc.’s ability to satisfy the income tests for qualification as a REIT for federal income tax purposes.

We Could Face Possible State and Local Tax Audits and Adverse Changes in State and Local Tax Laws. As discussed in the risk factors above, because UDR, Inc. is organized and qualifies as a REIT it is generally not subject to federal income taxes, but it is subject to certain state and local taxes. From time to time, changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we own apartment communities may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional state and local taxes. These increased tax costs could adversely affect our financial condition and the amount of cash available for the payment of distributions to our stockholders. In the normal course of business, entities through which we own real estate may also become subject to tax audits. If such entities become subject to state or local tax audits, the ultimate result of such audits could have an adverse effect on our financial condition.
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
Risks Related to Our Organization and Ownership of UDR, Inc.’s Stock
Changes in Market Conditions and Volatility of Stock Prices Could Adversely Affect the Market Price of Our Common Stock. The stock markets, including the New York Stock Exchange (“NYSE”), on which we list UDR, Inc.’s common stock, have experienced significant price and volume fluctuations. As a result, the market price of our common stock could be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect the price per share of our common stock, including:
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
We May Change the Dividend Policy for Our Common Stock in the Future. The decision to declare and pay dividends on UDR, Inc.’s common stock, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, funds from operations, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness, the annual distribution requirements under the REIT provisions of the Code, state law and such other factors as our board of directors considers relevant. Any change in our dividend policy could have a material adverse effect on the market price of UDR, Inc.’s common stock.
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
Unregistered Sales of Equity Securities
From time to time we issue shares of our common stock in exchange for operating partnership units (“OP Units”) tendered to the Operating Partnership, for redemption in accordance with the provisions of the Operating Partnership’s limited partnership agreement. The holders of limited partnership OP Units have the right to require the Operating Partnership to redeem all or a portion of their limited partnership OP units in exchange for a cash payment based on the market value of our common stock at the time of redemption. However, the Operating Partnership’s obligation to pay the cash amount is subject to the prior right of the Company to acquire such OP Units in exchange for either the cash amount or the number of shares of our common stock equal to the number of OP Units being redeemed.
On May 3, 2011, we issued 1,894 shares of our common stock upon redemption of OP Units. Because these shares of common stock were issued to accredited investors in transactions not involving a public offering, the transaction is exempt from registration under the Securities Act of 1933 in accordance with Section 4(2) of the Securities Act. We did not issue any other shares of our common stock upon redemption of OP Units during the three months ended June 30, 2011.
Repurchase of Equity Securities
In February 2006, our Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended June 30, 2011.

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part	Shares that May Yet Be
	of Shares	Price per	of Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs (1)

Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510

April 1, 2011 through April 30, 2011	—	—	—	15,032,510
May 1, 2011 through May 31, 2011	—	—	—	15,032,510
June 1, 2011 through June 30, 2011	—	—	—	15,032,510

Balance as of June 30, 2011	9,967,490	$22.00	9,967,490	15,032,510

(1)	This number reflects the amount of shares that were available for purchase under our 10,000,000 share repurchase program authorized in February 2006 and our 15,000,000 share repurchase program authorized in January 2008.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION
There is no other information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2011, that was not previously disclosed in a Form 8-K.

Item 6.	EXHIBITS
The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc. (registrant)
Date: August 5, 2011	/s/ David L. Messenger
David L. Messenger
Chief Financial Officer and Senior Vice President (duly authorized officer, principal financial officer and chief accounting officer)

United Dominion Realty, L.P. (registrant)
	By:	UDR, Inc., its general partner

Date: August 5, 2011	/s/ David L. Messenger
David L. Messenger
Chief Financial Officer and Senior Vice President (duly authorized officer, principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Restatement of UDR, Inc. (incorporated by reference to Exhibit 3.09 to UDR, Inc.’s Current Report on Form 8-K dated July 27, 2005 and filed with the SEC on August 1, 2005).

3.2
Articles of Articles of Amendment to the Articles of Restatement of UDR, Inc. dated and filed with the State Department of Assessments and Taxation of the State of Maryland on March 14, 2007 (incorporated by reference to Exhibit 3.2 to UDR, Inc.’s Current Report on Form 8-K dated March 14, 2007 and filed with the SEC on March 15, 2007).

3.3
Articles Supplementary relating to UDR, Inc.’s 6.75% Series G Cumulative Redeemable Preferred Stock dated and filed with the State Department of Assessments and Taxation of the State of Maryland on May 30, 2007 (incorporated by reference to Exhibit 3.4 to UDR, Inc.’s Form 8-A Registration Statement dated and filed with the SEC on May 30, 2007).

3.4
Certificate of Limited Partnership of United Dominion Realty, L.P. dated February 19, 2004 (incorporated by reference to Exhibit 3.4 to United Dominion Realty, L.P.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 dated and filed with the SEC on October 15, 2010).

3.5
Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004 (incorporated by reference to Exhibit 10.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.6
First Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated June 24, 2005 (incorporated by reference to Exhibit 10.06 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.7
Second Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated February 23, 2006 (incorporated by reference to Exhibit 10.6 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

3.8
Third Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated February 2, 2007 (incorporated by reference to Exhibit 99.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.9
Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated December 27, 2007 (incorporated by reference to Exhibit 10.25 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007).

3.10
Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated March 7, 2008 (incorporated by reference to Exhibit 10.53 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008).

3.11
Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 9, 2008 and filed with the SEC on December 10, 2008).

3.12
Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of March 13, 2009 (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated March 18, 2009 and filed with the SEC on March 19, 2009).

3.13
Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of November 17, 2010 (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated November 18, 2010 and filed with the SEC on November 18, 2010).

3.14	Amended and Restated Bylaws of UDR, Inc. (as amended through May 12, 2011) (incorporated by reference to Exhibit 3.1 to UDR, Inc.’s Current Report on Form 8-K filed with the SEC on May 13, 2011).

4.1
First Supplemental Indenture among UDR, Inc., United Dominion Realty, L.P. and U.S. Bank National Association, as Trustee, dated as of May 3, 2011, relating to UDR, Inc.’s Medium-Term Notes, Series A, due Nine Months or More from Date of Issue (incorporated by reference to Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K filed with the SEC on May 4, 2011).

Exhibit No.	Description

10.1
Second Amended and Restated Distribution Agreement among UDR, Inc., United Dominion Realty, L.P., as Guarantor, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and Wells Fargo Securities, LLC, as Agents, dated as of May 3, 2011, with respect to the issue and sale by UDR, Inc. of its Medium-Term Notes, Series A Due Nine Months or More From Date of Issue (incorporated by reference to Exhibit 1.1 to UDR, Inc.’s Current Report on Form 8-K filed with the SEC on May 4, 2011).

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

101
XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of cash flows of UDR, Inc., (iv) consolidated statements of stockholders’ equity and comprehensive income/(loss) of UDR, Inc., (v) notes to consolidated financial statements of UDR, Inc, (vi) consolidated balance sheets of United Dominion Realty, L.P., (vii) consolidated statements of operations of United Dominion Realty, L.P., (viii) consolidated statements of cash flows of United Dominion Realty, L.P., (ix) consolidated statements of partners’ equity and comprehensive income/(loss) of United Dominion Realty, L.P., and (x) notes to consolidated financial statements of United Dominion Realty, L.P.