Form 10-Q
period 2011-09-30
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2011-11-03
CIK 74208, 1018254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of October 28, 2011, was 219,042,841.

UDR, INC.
UNITED DOMINION REALTY, L.P.
INDEX

PAGE

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

UDR, INC.:

Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010 (audited)	3

Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited)	4

Consolidated Statements of Equity and Comprehensive Income/(Loss) for the nine months ended September 30, 2011 (unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

UNITED DOMINION REALTY, L.P.:

Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010 (audited)	34

Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited)	35

Consolidated Statements of Capital and Comprehensive Income/(Loss) for the nine months ended September 30, 2011 (unaudited)	36

Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	37

Notes to Consolidated Financial Statements (unaudited)	38

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	58

Item 3. Quantitative and Qualitative Disclosures About Market Risk	82

Item 4. Controls and Procedures	82

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	83

Item 1A. Risk Factors	83

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	96

Item 3. Defaults Upon Senior Securities	97

Item 4. (Removed and Reserved)	97

Item 5. Other Information	97

Item 6. Exhibits	97

Signatures	98

Exhibit 12.1
Exhibit 12.2
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2011 of UDR, Inc. a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company”, “UDR” or UDR, Inc. refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including the Operating Partnership. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” refer to United Dominion Realty, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership are referred to as “OP Units” and the holders of the OP Units are referred to as “unitholders”. This combined Form 10-Q is being filed separately by UDR and the Operating Partnership.
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
As of September 30, 2011, UDR owned 110,883 units of the general partnership interests of the Operating Partnership and 174,741,015 units (or approximately 94.9%) of the limited partnership interests of the Operating Partnership (the “OP Units”). UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are provided for each of UDR and the Operating Partnership. This combined Form 10-Q is being filed separately by UDR and the Operating Partnership.

UDR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS

Real estate owned:
Real estate held for investment	$7,988,133	$6,398,630
Less: accumulated depreciation	(1,794,150)	(1,550,847)

Real estate held for investment, net	6,193,983	4,847,783
Real estate under development (net of accumlated depreciation of $115 and $0)	192,815	97,912
Real estate held for sale (net of accumulated depreciation of $9,835 and $87,479)	36,366	297,326

Total real estate owned, net of accumulated depreciation	6,423,164	5,243,021
Cash and cash equivalents	13,482	9,486
Marketable securities	—	3,866
Restricted cash	19,641	15,447
Deferred financing costs, net	23,709	27,267
Notes receivable	7,800	7,800
Investment in unconsolidated joint ventures	187,176	148,057
Other assets	129,931	74,596

Total assets	$6,804,903	$5,529,540

LIABILITIES AND EQUITY

Liabilities:
Secured debt	$2,004,525	$1,840,872
Secured debt — real estate held for sale	17,159	122,798
Unsecured debt	1,967,661	1,603,834
Real estate taxes payable	28,729	14,585
Accrued interest payable	23,924	20,889
Security deposits and prepaid rent	37,685	26,046
Distributions payable	47,489	36,561
Deferred fees and gains on the sale of depreciable property	29,106	28,943
Accounts payable, accrued expenses, and other liabilities	109,066	105,925

Total liabilities	4,265,344	3,800,453

Redeemable non-controlling interests in operating partnership	208,766	119,057

Equity
Preferred stock, no par value; 50,000,000 shares authorized	46,571	46,571
2,803,812 shares of 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 shares at December 31, 2010)
3,264,362 shares of 6.75% Series G Cumulative Redeemable issued and outstanding (3,405,562 shares at December 31, 2010)	81,609	85,139
Common stock, $0.01 par value; 250,000,000 shares authorized 219,038,779 shares issued and outstanding (182,496,330 shares at December 31, 2010)	2,190	1,825
Additional paid-in capital	3,322,505	2,450,141
Distributions in excess of net income	(1,111,356)	(973,864)
Accumulated other comprehensive income/(loss), net	(15,427)	(3,469)

Total stockholders’ equity	2,326,092	1,606,343
Non-controlling interest	4,701	3,687

Total equity	2,330,793	1,610,030

Total liabilities and equity	$6,804,903	$5,529,540

See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES
Rental income	$187,320	$150,139	$521,679	$435,152
Non-property income:
Other income	5,229	2,192	12,620	5,719

Total revenues	192,549	152,331	534,299	440,871

EXPENSES
Rental expenses:
Real estate taxes and insurance	22,548	17,832	63,040	53,933
Personnel	14,575	13,945	44,131	39,855
Utilities	10,185	8,537	28,014	24,268
Repair and maintenance	10,575	9,211	28,807	24,663
Administrative and marketing	3,684	3,904	11,773	11,182
Property management	5,152	4,129	14,347	11,967
Other operating expenses	1,539	1,403	4,540	4,342
Real estate depreciation and amortization	95,436	70,880	265,184	207,061
Interest
Expense incurred	39,617	36,129	112,281	105,678
Amortization of convertible debt discount	359	859	1,077	2,754
Other debt charges	(7)	91	4,052	1,121
General and administrative	11,919	11,994	35,512	31,927
Other depreciation and amortization	983	1,224	3,012	3,755

Total expenses	216,565	180,138	615,770	522,506
Loss from operations	(24,016)	(27,807)	(81,471)	(81,635)
Loss from unconsolidated entities	(1,580)	(835)	(4,260)	(2,757)

Loss from continuing operations	(25,596)	(28,642)	(85,731)	(84,392)
Income from discontinued operations	11,810	4,037	58,198	7,121

Consolidated net loss	(13,786)	(24,605)	(27,533)	(77,271)
Net loss attributable to redeemable non-controlling interests in OP	581	870	1,192	2,939
Net income attributable to non-controlling interests	(46)	(31)	(134)	(111)

Net loss attributable to UDR, Inc.	(13,251)	(23,766)	(26,475)	(74,443)
Distributions to preferred stockholders — Series E (Convertible)	(931)	(932)	(2,793)	(2,794)
Distributions to preferred stockholders — Series G	(1,377)	(1,436)	(4,210)	(4,325)
(Premium)/discount on preferred stock repurchases, net	—	—	(175)	25

Net loss attributable to common stockholders	$(15,559)	$(26,134)	$(33,653)	$(81,537)

Earnings per weighted average common share — basic and diluted:
Loss from continuing operations attributable to common stockholders	($0.13)	($0.18)	($0.47)	($0.55)
Income from discontinued operations	$0.06	$0.02	$0.30	$0.04
Net loss attributable to common stockholders	($0.07)	($0.16)	($0.17)	($0.51)

Common distributions declared per share	$0.200	$0.185	$0.585	$0.545

Weighted average number of common shares outstanding — basic and diluted	213,816	165,403	195,723	160,841
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME/(LOSS)
(In thousands, except share and per share data)
(Unaudited)

							Accumulated
						Distributions in	Other	Non-
	Preferred Stock		Common Stock		Paid-in	Excess of	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Net Income	Income/(Loss)	interest	Total
Balance, December 31, 2010	6,209,374	$131,710	182,496,330	$1,825	$2,450,141	$(973,864)	$(3,469)	$3,687	$1,610,030
Comprehensive income/(loss)
Net loss	—	—	—	—	—	(26,475)	—	—	(26,475)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	134	134
Other comprehensive income
Unrealized gain on sale of marketable securities reclassified into earnings	—	—	—	—	—	—	(3,492)	—	(3,492)
Change in unrealized gain on derivative financial instruments	—	—	—	—	—	—	(8,895)	—	(8,895)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	429	—	429

Comprehensive income/(loss)							(11,958)		(38,299)

Issuance of common and restricted shares	—	—	642,057	6	8,646	—	—	—	8,652
Issuance of common shares through public offering	—	—	35,895,944	359	863,951	—	—	—	864,310
Redemption of 141,200 shares of 6.75% Series G Cumulative Redeemable Shares	(141,200)	(3,530)	—	—	108	(175)	—	—	(3,597)
Adjustment for conversion of non-controlling interest of unitholders in Operating Partnership	—	—	4,453	—	109	—	—	—	109
Acquisition of noncontrolling interest	—	—	—	—	(450)	—	—	—	(450)
Increase in non-controlling interest from business combination, net	—	—	—	—	—	—	—	880	880
Common stock distributions declared ($0.585 per share)	—	—	—	—	—	(118,364)	—	—	(118,364)
Preferred stock distributions declared-Series E ($0.6644 per share)	—	—	—	—	—	(2,793)	—	—	(2,793)
Preferred stock distributions declared-Series G ($0.843715 per share)	—	—	—	—	—	(4,210)	—	—	(4,210)
Adjustment to reflect redemption value of redeemable non-controlling interests	—	—	—	—	—	14,525	—	—	14,525

Balance, September 30, 2011	6,068,174	$128,180	219,038,784	$2,190	$3,322,505	$(1,111,356)	$(15,427)	$4,701	$2,330,793

See accompanying notes to consolidated financial statements.

UDR, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)

	Nine Months Ended September 30,
	2011	2010
	(unaudited)	(unaudited)
Operating Activities
Consolidated net loss	$(27,533)	$(77,271)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	276,008	225,246
Net gain on sale of marketable securities	(3,123)	—
Net gain on sale of cost investments	(2,550)	—
Net gain on the sale of depreciable property	(56,063)	(4,034)
Loss on debt extinguishment	4,052	1,121
Write off of bad debt	2,322	2,036
Loss from unconsolidated entities	4,260	2,757
Amortization of deferred financing costs and other	6,401	5,861
Amortization of deferred compensation	7,650	9,079
Amortization of convertible debt discount	1,077	2,754
Changes in income tax accruals	1,011	(2,702)
Changes in operating assets and liabilities:
Increase in operating assets	(30,395)	(10,364)
(Increase)/decrease in operating liabilities	(196)	3,006

Net cash provided by operating activities	182,921	157,489

Investing Activities
Proceeds from sales of real estate investments, net	77,130	20,688
Proceeds from sale of marketable securities	4,541	—
Payments related to the buyout of joint venture partner	—	(16,141)
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	(943,045)	(342,697)
Cash paid in nonmonetary asset exchange	(28,124)	—
Development of real estate assets	(70,574)	(79,718)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(68,125)	(52,681)
Capital expenditures — non-real estate assets	(12,260)	(3,332)
Investment in unconsolidated joint ventures	(47,509)	(5,697)
Distributions received from unconsolidated joint venture	4,592	730
Purchase deposits on pending real estate acquisitions	(3,410)	—

Net cash used in investing activities	(1,086,784)	(478,848)

Financing Activities
Payments on secured debt	(222,767)	(99,745)
Proceeds from the issuance of secured debt	30,542	62,833
Proceeds from the issuance of unsecured debt	296,964	149,190
Payments on unsecured debt	(264,829)	(79,488)
Net proceeds/(repayment) of revolving bank debt	330,250	(76,700)
Payment of financing costs	(4,192)	(5,040)
Issuance of common and restricted stock, net	3,832	4,680
Proceeds from the issuance of common shares through public offering, net	864,310	467,783
Payments for the repurchase of Series G preferred stock, net	(3,597)	(637)
Distributions paid to non-controlling interests	(8,717)	(3,069)
Distributions paid to preferred stockholders	(7,003)	(7,119)
Distributions paid to common stockholders	(106,934)	(87,207)

Net cash provided by financing activities	907,859	325,481

Net increase in cash and cash equivalents	3,996	4,122
Cash and cash equivalents, beginning of period	9,486	5,985

Cash and cash equivalents, end of period	$13,482	$10,107

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$128,021	$120,424
Non-cash transactions:
Real estate acquired in asset exchange	268,853	—
Real estate disposed in asset exchange	192,576	—
Contingent consideration accrued in business combination	3,000
OP Units issued in partial consideration for property acquisition	111,034	—
Secured debt assumed in the acquisitions of properties, including asset exchange	247,805	91,442
Secured debt transferred in asset exchange	55,356	—
Fair market value of secured debt assumed in acquisitions of properties, including asset exchange	26,880	1,820
Fair market value of land contributed by non-controlling interest	4,078	—
Non-cash consideration to acquire non-real estate asset	6,864	—
Issuance of restricted stock awards	6	16
Conversion of operating partnership non-controlling interests to common stock (4,453 shares in 2011 and 445,560 shares in 2010)	109	8,320
Retirement of fully depreciated assets	—	8,680
See accompanying notes to consolidated financial statements.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
1. CONSOLIDATION AND BASIS OF PRESENTATION
Consolidation and Basis of Presentation
UDR, Inc., collectively with our consolidated subsidiaries (“UDR”, the “Company”, “we”, “our”, or “us”) is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”). As of September 30, 2011, there were 184,281,254 units in the Operating Partnership outstanding, of which 174,851,898 units or 94.9% were owned by UDR and 9,429,356 units or 5.1% were owned by limited partners. The consolidated financial statements of UDR include the non-controlling interests of the unitholders in the Operating Partnership.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of September 30, 2011, and results of operations for the three and nine months ended September 30, 2011 and 2010 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2010 appearing in UDR’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 5, 2011.
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
The Company evaluated subsequent events through the date its financial statements were issued. Except as disclosed in Note 16, Subsequent Event, no other recognized or non-recognized subsequent events were noted.
2. SIGNIFICANT ACCOUNTING POLICIES
Accounting Policies
Revenue and real estate sales gain recognition
Rental income related to leases is recognized on an accrual basis when due from residents in accordance with FASB ASC 840, Leases and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”. Rental payments are generally due on a monthly basis and recognized when earned. The Company recognizes interest income, management and other fees and incentives when earned, and the amounts are fixed and determinable.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2011
Sales to entities in which we retain or otherwise own an interest are accounted for as partial sales. If all other requirements for recognizing profit under the full accrual method have been satisfied and no other forms of continuing involvement are present, we recognize profit proportionate to the outside interest in the buyer and defer the gain on the interest we retain. The Company recognizes any deferred gain when the property is sold to a third party. In transactions accounted by us as partial sales, we determine if the buyer of the majority equity interest in the venture was provided a preference as to cash flows in either an operating or a capital waterfall. If a cash flow preference has been provided, we recognize profit only to the extent that proceeds from the sale of the majority equity interest exceed costs related to the entire property.
Marketable Securities
Marketable securities represented common stock in a publicly held company. Marketable securities were classified as “available-for-sale,” and were carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity. During the nine months ended September 30, 2011, the Company sold marketable securities for $3.5 million, resulting in a gross realized gain of $3.1 million, which is included in “Other Income” on the Consolidated Statements of Operations. The cost of securities sold was based on the specific identification method. Unrealized gains of $3.5 million were reclassified out of accumulated other comprehensive income/(loss) into earnings during the nine months ended September 30, 2011.
The amortization of any discount and interest income on previously held debt securities are included in “Other Income” on the Consolidated Statements of Operations for the three and nine months ended September 30, 2010.
Preferred Share repurchases
When repurchasing Preferred Stock, the Company recognizes share issuance costs as a charge to the Preferred Stock on a pro rata basis to the total costs incurred for the Preferred Stock offering as well as any premium or discount on the repurchase. The Company recognized a net decrease of $175,000 and a net increase of $25,000 to net loss attributable to common stockholders for nine months ended September 30, 2011 and 2010, respectively, and are reported in "(Premium)/discount on preferred stock repurchases, net” in the Consolidated Statements of Operations.
Income Taxes
Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local income, excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as Taxable REIT Subsidiaries (“TRS”), primarily those engaged in development and property management activities.
Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of September 30, 2011, UDR recorded a net current liability of $301,000 and a deferred tax asset of $6.6 million (net of a valuation allowance of $49.6 million). For the three and nine months ended September 30, 2011, UDR recorded income tax expense of $368,000 and $1.1 million, respectively. For the three and nine months ended September 30, 2010, UDR recorded income tax benefit of $3.0 million and $2.5 million, respectively, from the write-off of income tax payable. These are classified in “General and Administrative” expenses.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2011
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
UDR had no unrecognized tax benefit, accrued interest or penalties at September 30, 2011. UDR and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years 2007 — 2010 remain open to examination by the major taxing jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense.
3. REAL ESTATE OWNED
Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and properties held for sale. As of September 30, 2011, the Company owned and consolidated 172 communities in 11 states plus the District of Columbia totaling 49,674 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of September 30, 2011 and December 31, 2010 (dollar amounts in thousands):

	September 30,	December 31,
	2011	2010

Land	$1,970,474	$1,669,004
Depreciable property — held and used:
Building and improvements	5,715,898	4,444,310
Furniture, fixtures and equipment	301,761	285,316
Under development:
Land	91,051	62,410
Construction in progress	101,879	35,502
Held for sale:
Land	13,572	114,703
Building and improvements	26,399	252,104
Furniture, fixtures and equipment	6,230	17,998

Real estate owned	8,227,264	6,881,347
Accumulated depreciation	(1,804,100)	(1,638,326)

Real estate owned, net	$6,423,164	$5,243,021

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2011
The following table summarizes UDR’s real estate community acquisitions for the nine months ended September 30, 2011.

				Purchase
Property Name	Market	Acquisition Date	Units	Price (a)

10 Hanover Square	New York, NY	April 2011	493	$259,750
388 Beale	San Francisco, CA	April 2011	227	90,500
14 North	Boston, MA	April 2011	387	64,500
Inwood West	Boston, MA	April 2011	446	108,000
View 14	Metropolitan D.C.	June 2011	185	105,538
Rivergate	New York, NY	July 2011	706	443,403
21 Chelsea	New York, NY	August 2011	210	138,930
95 Wall	New York, NY	August 2011	507	328,914

			3,161	$1,539,535

(a)	The purchase price is the contractual sales price between UDR and the third party and does not include any costs that the Company incurred in the pursuit of the property or the recorded difference between the agreed upon value and the fair value of the OP Units issued as part of the consideration paid.
In August 2011, the Company and the Operating Partnership closed on the acquisition of 95 Wall. The community was acquired for $328.9 million, which included the issuance of 1,802,239 operating partnership units (“OP Units”) of the Operating Partnership. The OP Units were deemed to have an agreed upon value equal to the greater of $25.00 or the volume weighted average closing price per share of the Company’s common stock for the 10 day period ended on (and including) the date one business day prior to the settlement date. For purchase price accounting purposes, the fair value of these OP units was $26.71 at the settlement date.
In April 2011, the Company and the Operating Partnership closed on the acquisition of 10 Hanover Square. The community was acquired for $259.8 million, which included assumed debt with a fair value of $208.1 million, and the issuance of 2,569,606 OP Units of the Operating Partnership. The OP Units were deemed to have an agreed upon value equal to the greater of $25.00 or the volume weighted average closing price per share of the Company’s common stock for the 10 day period ended on (and including) the date one business day prior to the settlement date. For purchase price accounting purposes, the fair value of these OP units was $24.47 at the settlement date.
In April 2011, the Company and the Operating Partnership completed a $500 million asset exchange whereby UDR acquired 388 Beale, and the Operating Partnership acquired 14 North, and Inwood West. The communities acquired were valued at $263.0 million representing their estimated fair value. The Company paid $28.1 million of cash and assumed debt with a fair value of $61.7 million. UDR sold two multifamily apartment communities (434 homes) and the Operating Partnership sold four multifamily apartment communities (984 homes) located in California as part of the transaction. (See Note 4, Discontinued Operations, for further discussion of real estate community dispositions.)
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
Total acquisition cost of the communities, including the difference between the agreed upon value of the OP Units and the fair value of the OP Units issued at the acquisition date (if applicable), was allocated $301.7 million to land; $1.2 billion to buildings and improvements; $6.1 million to furniture, fixtures, and equipment; $39.6 million to intangible assets; $3.1 million to intangible below market lease liabilities; and $305.5  million to assumed debt.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2011
The Company’s results of operations include operating revenues of $31.4 million and loss from continuing operations of $15.8 million of the acquired properties from the acquisition dates to September 30, 2011.
The unaudited pro forma information below summarizes the Company’s combined results of operations for the three and nine months ended September 30, 2011 and 2010 as though the above acquisitions were completed on January 1, 2010. The information for the three and nine months ended September 30, 2011 includes pro forma results for the portion of the period prior to the acquisition date and actual results from the date of acquisition through the end of the period. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor does it purport to represent the Company’s results of operations for future periods (in thousands except for per share amounts).

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Pro forma revenues	$193,352	$177,906	$561,949	$534,228
Pro forma loss attributable to common stockholders	(16,053)	(26,380)	(45,764)	(79,107)
Proforma loss attributable to common stockholders — basic	(0.08)	(0.16)	(0.23)	(0.48)
Pro forma loss attributable to common stockholders — diluted	(0.08)	(0.16)	(0.23)	(0.48)
During the three and nine months ended September 30, 2010, the Company acquired five operating communities with 1,374 apartment homes for a total purchase price of $412 million and a parcel of land for a total gross purchase price of $23.6 million.
The Company incurred $2.0 million and $4.7 million of acquisition related costs during the three and nine months ended September 30, 2011, respectively, and $2.7 million of acquisition related costs during the three and nine months ended September 30, 2010. These expenses are classified on the Consolidated Statements of Operations in the line item entitled “General and administrative,” and have been excluded from the pro forma results as the costs do not have a continuing impact on the results of operations.
All development projects and related carrying costs are capitalized and reported on the Consolidated Balance Sheets as “Real estate under development.” The costs of development projects which include interest, real estate taxes, insurance and allocated development overhead related to support costs for personnel working directly on the development site are capitalized during the construction period. During the three and nine months ended September 30, 2011 and 2010, total interest capitalized was $3.4 million and $9.5 million and $2.6 million and $9.9 million, respectively.
4. DISCONTINUED OPERATIONS
Discontinued operations represent properties that UDR has either sold or which management believes meet the criteria to be classified as held for sale. In order to be classified as held for sale and reported as discontinued operations, a property’s operations and cash flows have been or will be divested to a third party by the Company whereby UDR will not have any continuing involvement in the ownership or operation of the property after the sale or disposition. The results of operations of the property are presented as discontinued operations for all periods presented and do not impact the net earnings reported by the Company. Once a property is deemed as held for sale, depreciation is no longer recorded. However, if the Company determines that the property no longer meets the criteria of held for sale, the Company will recapture any unrecorded depreciation for the property. The assets and liabilities of properties classified as held for sale are presented separately on the Consolidated Balance Sheets at the lower of their carrying amount or their estimated fair value less the costs to sell the assets.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2011
As discussed in Note 3, Real Estate Owned, in conjunction with the asset exchange that closed in April 2011, UDR sold six multifamily apartment communities (1,418 homes). In May 2011, UDR sold an apartment community with 289 homes located in Dallas, Texas. In September 2011, the Company sold two communities with 450 homes located in Dallas, Texas. The Company had two communities with 644 apartment homes that met the criteria to be classified as held for sale and included in discontinued operations at September 30, 2011. During the three and nine months ended September 30, 2011, UDR recognized gains on the sale of communities for financial reporting purposes of $11.4 million and $56.1 million, respectively, which are included in discontinued operations. The results of operations for the following properties are classified on the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations.”
Discontinued operations for the three and nine months ended September 30, 2010 also includes operating activities related to one 149 unit community sold during the third quarter of 2010.
The following is a summary of income from discontinued operations for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Rental income	$3,127	$10,186	$16,488	$30,723
Non-property income	—	10	—	1,856

	3,127	10,196	16,488	32,579

Rental expenses	1,367	3,868	6,022	10,669
Property management fee	86	280	453	845
Real estate depreciation	1,118	4,711	6,646	14,463
Interest	110	1,178	1,232	3,515

	2,681	10,037	14,353	29,492

Income before net gain on the sale of depreciable property	446	159	2,135	3,087
Net gain on the sale of depreciable property	11,364	3,878	56,063	4,034

Income from discontinued operations	$11,810	$4,037	$58,198	$7,121

5. JOINT VENTURES
UDR has entered into joint ventures with unrelated third parties to acquire real estate assets that are either consolidated and included in real estate owned on our Consolidated Balance Sheets or are accounted for under the equity method of accounting, and are included in investment in unconsolidated joint ventures on our Consolidated Balance Sheets. The Company consolidates an entity in which we own less than 100% but control the joint venture as well as any variable interest entity where we are the primary beneficiary. In addition, the Company would consolidate any joint venture in which we are the general partner or managing member and the third party does not have the ability to substantively participate in the decision-making process nor do they have the ability to remove us as general partner or managing member without cause.
UDR’s joint ventures are funded with a combination of debt and equity. Our losses are limited to our investment and except as noted below, the Company does not guarantee any debt, capital payout or other obligations associated with our joint venture portfolio.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2011
Consolidated Joint Ventures
In August 2011, the Company invested in a joint venture with an unaffiliated third party to acquire and redevelop an existing commercial property into a 173 apartment home community in Orange County, California. At closing the Company contributed $9 million and at September 30, 2011, UDR owned a 90% controlling interest in the investment. Under the terms of the operating agreement, our partner is required to achieve certain criteria as it relates to the entitlement process. If the criteria is met on or before 730 days after the site plan application is deemed complete by the city, the Company is obligated to contribute an additional $3 million to the joint venture for distribution to our partner. At the acquisition date, the Company accrued and capitalized $3 million related to the contingent consideration, which represents the difference between fair value of the property of $9.8 million on the formation date and the estimated fair value of the underlying property upon completion of the entitlement process of $12.8 million. The Company estimated the fair value based on Level 3 inputs utilized in a third party valuation.
During the three and nine months ended September 30, 2011, the Company paid $450,000 to acquire from our partner its remaining 2% noncontrolling interests in the 989 Elements, Elements Too, and Bellevue joint ventures. The consideration paid was in excess of the book value of the noncontrolling interest, and is reflected as a reduction of the Company’s equity.
Unconsolidated Joint Ventures
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures consisting of our proportionate share of the net earnings or loss of the joint ventures. In addition, we may earn fees for providing management services to the unconsolidated joint ventures. As of September 30, 2011, UDR had investments in the following unconsolidated joint ventures which are accounted for under the equity method of accounting.
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
UDR has a weighted average ownership interest of 12.27% in the operating communities and 4.11% in the land parcels. The initial investment of $100.8 million consisted of $71.8 million in cash, which included associated transaction costs, and a $30 million payable (includes present value discount of $1 million) to Hanover. UDR agreed to pay the $30 million balance to Hanover in two interest free installments in the amounts of $20 million and $10 million on the first and second anniversaries of the closing, respectively. The $30 million payable was recorded at its present value of $29 million using an effective interest rate of 2.67%. At September 30, 2011 and December 31, 2010, the net carrying value of the payable was $29.7 million and $29.1 million, respectively. Interest expense of $197,000 and $588,000 was recorded during the three and nine months ended September 30, 2011, respectively. At September 30, 2011 and December 31, 2010, the Company’s investment was $128.1 million and $122.2 million, respectively.
UDR’s total cost of its equity investment of $100.8 million differed from the proportionate share in the underlying net assets of the UDR/MetLife Partnership of $111.4 million. The difference of $10.6 million was attributable to certain assets and adjustments that were allocated to UDR’s proportionate share in the UDR/MetLife Partnership’s buildings of $8.4 million, land of $3.9 million, and ($1.6 million) of lease intangible assets. With the exception of land, the difference related to buildings is amortized and recorded as a component of loss from unconsolidated entities over 45 years and the difference related to lease intangible assets is amortized and recorded as a component of loss from unconsolidated entities over 11 months with the offset to the Company’s carrying value of its equity investment. During the three and nine months ended September 30, 2011, the Company recorded $396,000 and $1.2 million of amortization, respectively.
In connection with the purchase of Hanover’s interests in the UDR/MetLife Partnership, UDR agreed to indemnify Hanover from liabilities arising from Hanover’s guaranty of $506 million in loans ($156 million outstanding at September 30, 2011) which are secured by a security interest in the operating communities subject to the respective loans. The loans are to the sub-tier partnerships which own the 26 operating communities. The Company anticipates that the balance of these loans will be refinanced by the UDR/MetLife Partnership over the next twelve months.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2011
In October 2010, the Company entered into a joint venture with an affiliate of Hanover to develop a 240-home community in Stoughton, Massachusetts. At September 30, 2011 and December 31, 2010, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $10 million. Our investment at September 30, 2011 and December 31, 2010 was $17.3 million and $10.3 million, respectively.
In May 2011, the Company entered into a joint venture with an affiliate of Hanover to develop a 263-home community in San Diego, California. At September 30, 2011 and at closing, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $9.9 million and our investment at September 30, 2011 was $11.1 million.
In June 2011, the UDR/MetLife Partnership sold a parcel of land to a joint venture, which the Company entered into with an affiliate of Hanover, to develop a 256-home community in College Park, Maryland. At September 30, 2011 and at closing, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $7.1 million and our investment at September 30, 2011 was $7.6 million.
UDR is a partner with an unaffiliated third party, which formed a joint venture for the investment of up to $450 million in multifamily properties located in key, high barrier to entry markets. The partners will contribute equity of $180 million of which the Company’s maximum equity will be 30% or $54 million when fully invested. In 2010, the joint venture acquired its first property (151 homes) and in August 2011, it acquired its second property (217 homes) in Metropolitan Washington D.C. At September 30, 2011 and December 31, 2010, the Company owned a 30% interest in the joint venture. Our investment at September 30, 2011 and December 31, 2010 was $15.3 million and $5.2 million, respectively.
UDR is a partner with an unaffiliated third party which owns and operates 10 operating properties located in Texas (3,992 homes). UDR contributed cash and a property equal to 20% of the fair value of the properties. The unaffiliated member contributed cash equal to 80% of the fair value of the properties comprising the joint venture, which was then used to purchase the nine operating properties from UDR. Our initial investment was $20.4 million. Our investment at September 30, 2011 and December 31, 2010 was $7.8 million and $10.3 million, respectively.
We evaluate our investments in unconsolidated joint ventures when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decrease in the value of its other investments in unconsolidated joint ventures during the three and nine months ended September 30, 2011 and 2010.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2011
Combined summary financial information relating to all of the unconsolidated joint ventures operations (not just our proportionate share), is presented below for the three and nine months ended September 30, (dollars in thousands):

	2011	2010

For the three months ended September 30,
Revenues	$51,290	$11,015
Real estate depreciation and amortization	17,327	5,753
Net loss	(4,507)	(3,945)
UDR recorded loss from unconsolidated entities	(1,580)	(835)

For the nine months ended September 30,
Revenues	$146,295	$31,647
Real estate depreciation and amortization	50,665	16,322
Net loss	(13,238)	(12,610)
UDR recorded loss from unconsolidated entities	(4,260)	(2,757)
Combined summary balance sheets relating to all of the unconsolidated joint ventures (not just our proportionate share) are presented below as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30,	December 31,
	2011	2010
Real estate, net	$2,761,212	$2,692,167
Total assets	2,916,812	2,807,886
Amount due to UDR	3,974	672
Third party debt	1,515,470	1,524,872
Total liabilities	1,574,625	1,580,733
Non-controlling interest	14,598	14,537
Equity	1,327,589	1,212,616
As of September 30, 2011, the Company had deferred fees and deferred profit from the sale of properties to a joint venture of $29.1 million, the majority of which the Company will not recognize until the underlying property is sold to a third party. The Company recognized $2.5 million and $6.4 million and $453,000 and $1.5 million of management fees during the three and nine months ended September 30, 2011 and 2010, respectively, for our management of the joint ventures. The management fees are classified in “Other Income” in the Consolidated Statements of Operations.
The Company may, in the future, make additional capital contributions to certain of our joint ventures should additional capital contributions be necessary to fund acquisitions and operating shortfalls.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2011
6. SECURED DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification of the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument. Secured debt, including debt related to real estate held for sale, which encumbers $3.2 billion or 39.0% of UDR’s total real estate owned based upon gross book value ($5.0 billion or 61.0% of UDR’s real estate owned based on gross book value is unencumbered) consists of the following as of September 30, 2011 (dollars in thousands):

			Nine Months Ended September 30, 2011
	Principal Outstanding		Weighted	Weighted	Number of
	September 30,	December 31,	Average	Average	Communities
	2011	2010	Interest Rate	Years to Maturity	Encumbered
Fixed Rate Debt
Mortgage notes payable	$616,430	$292,236	4.91%	4.7	10
Tax-exempt secured notes payable	—	13,325	N/A	—	—
Fannie Mae credit facilities	895,233	897,318	5.32%	5.6	14

Total fixed rate secured debt	1,511,663	1,202,879	5.15%	5.3	24

Variable Rate Debt
Mortgage notes payable	154,870	405,641	1.70%	2.0	7
Tax-exempt secured note payable	94,700	94,700	0.83%	10.9	2
Fannie Mae credit facilities	260,451	260,450	1.61%	4.4	32

Total variable rate secured debt	510,021	760,791	1.49%	4.9	41

Total secured debt	$2,021,684	$1,963,670	4.23%	5.2	65

UDR has five secured credit facilities with Fannie Mae with an aggregate commitment of $1.4 billion at September 30, 2011. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. We have $895.2 million of the outstanding balance fixed at a weighted average interest rate of 5.32% and the remaining balance on these facilities is currently at a weighted average variable interest rate of 1.61%. Further information related to these credit facilities is as follows:

	September 30, 2011	December 31, 2010
	(dollar amounts in thousands)

Borrowings outstanding	$1,155,684	$1,157,768
Weighted average borrowings during the period ended	1,156,606	1,198,771
Maximum daily borrowings during the period ended	1,157,557	1,209,739
Weighted average interest rate during the period ended	4.5%	4.6%
Weighted average interest rate at the end of the period	4.5%	4.5%
The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair market adjustment was a net premium of $25.3 million and $694,000 at September 30, 2011 and December 31, 2010, respectively.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2011
Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from November 2011 through June 2032 and carry interest rates ranging from 1.93% to 6.76%. Mortgage notes payable includes debt associated with development activities.
Secured credit facilities. At September 30, 2011, the Company had $895.2 million outstanding of fixed rate secured credit facilities with Fannie Mae with a weighted average fixed interest rate of 5.32%.
Variable Rate Debt
Mortgage notes payable. Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from November 2011 through December 2015. The mortgage notes payable are based on LIBOR plus some basis points, which translate into interest rates ranging from 0.93% to 2.87% at September 30, 2011.
Tax-exempt secured notes payable. The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature at various dates between August 2019 and March 2030. Interest on these notes is payable in monthly installments. The variable mortgage notes have interest rates ranging from 0.70% to 0.89% as of September 30, 2011.
Secured credit facilities. At September 30, 2011, the Company had $260.5 million outstanding of variable rate secured credit facilities with Fannie Mae with a weighted average floating interest rate of 1.61%.
The aggregate maturities, including amortizing principal payments, of our secured debt due during each of the next five calendar years and thereafter are as follows (dollars in thousands):

	Fixed		Variable
	Mortgage	Credit	Mortgage	Tax-Exempt	Credit	Total
Year	Notes	Facilities	Notes	Notes Payable	Facilities	Secured

2011	$26,255	$724	$18,241	$—	$39,513	$84,733
2012	65,468	177,944	22,693	—	59,529	325,634
2013	23,392	38,632	62,738	—	—	124,762
2014	81,097	3,328	35,443	—	—	119,868
2015	201,687	3,522	15,755	—	—	220,964
Thereafter	218,531	671,083	—	94,700	161,409	1,145,723

Total	$616,430	$895,233	$154,870	$94,700	$260,451	$2,021,684

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2011
7. UNSECURED DEBT
A summary of unsecured debt as of September 30, 2011 and December 31, 2010 is as follows (dollars in thousands):

	September 30,	December 31,
	2011	2010
Commercial Banks

Borrowings outstanding under an unsecured credit facility due July 2012 (a)	362,000	$31,750

Senior Unsecured Notes

3.625% Convertible Senior Notes due September 2011 (net of Subtopic 470-20 discount of $1,138 at December 31, 2010) (b), (g)	—	95,961
5.00% Medium-Term Notes due January 2012	100,000	100,000
2.97% Term Notes due December 2013	100,000	100,000
6.05% Medium-Term Notes due June 2013	122,500	122,500
5.13% Medium-Term Notes due January 2014	184,000	184,000
5.50% Medium-Term Notes due April 2014 (net of discount of $174 and $226)	128,326	128,274
5.25% Medium-Term Notes due January 2015 (includes discount of $422 and $519) (c)	324,753	324,656
5.25% Medium-Term Notes due January 2016	83,260	83,260
2.27% Term Notes due January 2016 (e)	—	150,000
3.48% Term Notes due January 2016 (e)	250,000	100,000
8.50% Debentures due September 2024	15,644	15,644
4.00% Convertible Senior Notes due December 2035 (f), (g)	—	167,750
4.25% Medium-Term Notes due June 2018 (net of discount of $2,858) (d)	297,142	—
Other	36	39

	1,605,661	1,572,084

	$1,967,661	$1,603,834

(a)	Our unsecured credit facility provides us with an aggregate borrowing capacity of $600 million, which at our election we can increase to $750 million under certain circumstances. Our unsecured credit facility with a consortium of financial institutions carries an interest rate equal to LIBOR plus a spread of 47.5 basis points (0.7% and 0.9% interest rate at September 30, 2011 and December 31, 2010, respectively) and matures in July 2012. In addition, the unsecured credit facility contains a provision that allows us to bid up to 50% of the commitment and we can bid out the entire unsecured credit facility once per quarter so long as we maintain an investment grade rating. See Note 16, “Subsequent Events.”

(b)	During the three months ended September 30, 2011, the Company paid $97.1 million at maturity.

(c)	On December 7, 2009, the Company entered into an Amended and Restated Distribution Agreement with respect to the issue and sale by the Company from time to time of its Medium-Term Notes, Series A Due Nine Months or More From Date of Issue. During the three months ended March 31, 2010, the Company issued $150 million of 5.25% senior unsecured medium-term notes under the Amended and Restated Distribution Agreement. These notes were priced at 99.46% of the principal amount at issuance and had a discount of $422,000 at September 30, 2011.

(d)	On May 3, 2011, the Company entered into a Second Amended and Restated Distribution Agreement with respect to the issue and sale by the Company from time to time of its Medium-Term Notes, Series A Due Nine Months or More From Date of Issue. During the three months ended June 30, 2011, the Company issued $300 million of 4.25% senior unsecured medium-term notes under the Amended and Restated Distribution Agreement. These notes were priced at 98.988% of the principal amount at issuance and had a discount of $2.9 million at September 30, 2011.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2011

(e)	During the three months ended March 31, 2011, the Company entered into a new interest rate swap agreement for the remaining $150 million balance. As a result, the $250 million term notes carry a fixed interest rate of 3.48% at September 30, 2011.

(f)	During the three months ended March 31, 2011, holders of the 4.00% Convertible Senior Notes due 2035 tendered $10.8 million of Notes. As a result, the Company retired debt with a notional value of $10.8 million and wrote off unamortized financing costs of $207,000.

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

(g)	ASC Subtopic 470-20 applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. This guidance requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. The guidance impacted the historical accounting for the 3.625% convertible senior notes due September 2011 and the 4.00% convertible senior notes due December 2035, and resulted in increased interest expense of $359,000 and $1.1 million and $859,000 and $2.8 million for the three and nine months ended September 30, 2011 and 2010, respectively.
The following is a summary of short-term bank borrowings under UDR’s bank credit facility at September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30,	December 31,
	2011	2010

Total revolving credit facility	$600,000	$600,000
Borrowings outstanding at end of period (1)	362,000	31,750
Weighted average daily borrowings during the period ended	169,023	161,260
Maximum daily borrowings during the period ended	433,000	337,600
Weighted average interest rate during the period ended	0.7%	0.8%
Interest rate at end of the period	0.7%	0.9%

(1)	Excludes $2.6 million of letters of credit at September 30, 2011.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2011
The convertible notes are convertible at the option of the holder, and as such are presented as if the holder will convert the debt instrument at the earliest available date. The aggregate maturities of unsecured debt for the five years subsequent to September 30, 2011 are as follows (dollars in thousands):

	Bank	Unsecured	Total
Year	Lines	Debt	Unsecured

2011	$—	$—	$—
2012 (a)	362,000	99,386	461,386
2013	—	221,885	221,885
2014	—	311,930	311,930
2015	—	324,744	324,744
Thereafter	—	647,716	647,716

Total	$362,000	$1,605,661	$1,967,661

(a)	See Note 16, “Subsequent Events.”
We were in compliance with the covenants of our debt instruments at September 30, 2011.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2011
The following table sets forth the computation of basic and diluted loss per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Numerator for earnings per share — basic and diluted:
Net loss attributable to common stockholders	$(15,559)	$(26,134)	$(33,653)	$(81,537)

Denominator for earnings per share — basic and diluted:
Weighted average common shares outstanding	215,066	167,056	197,010	162,294
Non-vested restricted stock awards	(1,250)	(1,653)	(1,287)	(1,453)

Denominator for basic and diluted earnings per share	213,816	165,403	195,723	160,841

Net loss attributable to common stockholders- basic and diluted	$(0.07)	$(0.16)	$(0.17)	$(0.51)

The effect of the conversion of the OP Units, convertible preferred stock, convertible debt, stock options and restricted stock is not dilutive and is therefore not included in the above calculations as the Company reported a loss from continuing operations.
If the OP Units were converted to common stock, the additional weighted average common shares outstanding for the three and nine months ended September 30, 2011 and 2010 would be 8,235,068 and 6,987,415, and 5,615,619 and 5,850,432, respectively.
If the convertible preferred stock were converted to common stock, the additional shares of common stock outstanding for the three and nine months ended September 30, 2011 and 2010 would be 3,035,548 weighted average common shares.
If the stock options and unvested restricted stock were converted to Common Stock, the additional weighted average Common Shares outstanding using the treasury stock method would be a 2,156,175 and 2,107,783 and 2,425,654 and 2,209,025 weighted average common shares for the three and nine months ended September 30, 2011 and 2010, respectively.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2011
The following table sets forth redeemable noncontrolling interests in the Operating Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2010	$119,057
Mark to market adjustment to redeemable noncontrolling interests in the OP	(14,525)
Conversion of OP Units to Common Stock	(109)
Net loss attributable to redeemable noncontrolling interests in the OP	(1,192)
OP units issued for partial consideration in community acquisition	111,034
Distributions to redeemable noncontrolling interests in the OP	(5,070)
Allocation of other comprehensive (loss)/income	(429)

Redeemable noncontrolling interests in the OP, September 30, 2011	$208,766

The following sets forth net loss attributable to common stockholders and transfers from redeemable noncontrolling interests in the Operating Partnership for the following periods (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	2011	2010	2011	2010
Net loss attributable to common stockholders	$(15,559)	$(26,134)	$(33,653)	$(81,537)
Conversion of OP units to UDR Common Stock	61	7,769	109	8,320

Change in equity from net loss attributable to common stockholders and conversion of OP units to UDR Common Stock	$(15,498)	$(18,365)	$(33,544)	$(73,217)

Non-controlling interests
Non-controlling interests represent interests of unrelated partners in certain consolidated affiliates, and is presented as part of equity in the Consolidated Balance Sheets since these interests are not redeemable. During the three and nine months ended September 30, 2011 and 2010, net income attributable to non-controlling interests was $46,000 and $134,000 and $31,000 and $111,000, respectively.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2011
The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of September 30, 2011 and December 31, 2010 are summarized as follows (dollars in thousands):

		Fair Value at September 30, 2011 Using
		Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)

Description:

Derivatives- Interest rate contracts (c)	$50	$—	$50	$—

Total assets	$50	$—	$50	$—

Derivatives- Interest rate contracts (c)	$15,305	$—	$15,305	$—
Contingent purchase consideration (d)	8,402	—	—	8,402
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	661,031	—	—	661,031
Fannie Mae credit facilities	949,687	—	—	949,687
Secured debt instruments- variable rate: (a)
Mortgage notes payable	154,870	—	—	154,870
Tax-exempt secured notes payable	94,700	—	—	94,700
Fannie Mae credit facilities	260,451	—	—	260,451
Unsecured debt instruments: (b)
Commercial bank	362,000	—	—	362,000
Senior Unsecured Notes	1,674,563	—	—	1,674,563

Total liabilities	$4,181,009	$—	$15,305	$4,165,704

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2011

		Fair Value at December 31, 2010 Using
		Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Description:

Available-for-sale equity securities	$3,866	$3,866	$—	$—
Derivatives- Interest rate contracts (c)	514	—	514	—

Total assets	$4,380	$3,866	$514	$—

Derivatives- Interest rate contracts (c)	$6,597	$—	$6,597	$—
Contingent purchase consideration (d)	5,402	—	—	5,402
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	306,515	—	—	306,515
Tax-exempt secured notes payable	13,885	—	—	13,885
Fannie Mae credit facilities	927,413	—	—	927,413
Secured debt instruments- variable rate: (a)
Mortgage notes payable	405,641	—	—	405,641
Tax-exempt secured notes payable	94,700	—	—	94,700
Fannie Mae credit facilities	260,450	—	—	260,450
Unsecured debt instruments: (b)
Commercial bank	31,750	—	—	31,750
Senior Unsecured Notes	1,625,492	264,849	—	1,360,643

Total liabilities	$3,677,845	$264,849	$6,597	$3,406,399

(a)	See Note 6, “Secured Debt”

(b)	See Note 7, “Unsecured Debt”

(c)	See Note 11, “Derivatives and Hedging Activity”

(d)	In the first quarter of 2010, the Company accrued a liability of $6 million related to a contingent purchase consideration on one of its properties. The contingent consideration was determined based on the fair market value of the related asset which is estimated using Level 3 inputs utilized in a third party appraisal. During the year ended December 31, 2010, the Company paid approximately $635,000 of the liability, and the outstanding balance is due January 2012. The fair value of the contingent purchase consideration is also inclusive of $3 million accrued in relation to our acquisition of a development property in a consolidated joint venture during the three months ended September 30, 2011. (See Note 5, “Joint Ventures.”)
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2011
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2011 and 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Redeemable non-controlling interests in the Operating Partnership have a redemption feature and are marked to their redemption value. The redemption value is based on the fair value of the Company’s Common Stock at the redemption date, and therefore, is calculated based on the fair value of the Company’s Common Stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable non-controlling interests in the Operating Partnership are classified as Level 2.
Financial Instruments Not Carried at Fair Value
At September 30, 2011, the fair values of cash and cash equivalents, restricted cash, notes receivable, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
We estimated the fair value of our Convertible Senior Unsecured Notes based on Level 1 inputs which utilize quoted prices in active markets where we had the ability to access value for identical liabilities.
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
We consider various factors to determine if a decrease in the value of our investments in an unconsolidated joint venture is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary decrease in the value of its investments in unconsolidated joint ventures during the three and nine months ended September 30, 2011 and 2010, respectively.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2011
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated Other Comprehensive Income/(Loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2011 and 2010, the Company recorded less than a $1,000 loss from ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item, and the fair value of interest rate swaps that were not zero at inception of the hedging relationship.
Amounts reported in “Accumulated Other Comprehensive Income/(Loss)” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through September 30, 2012, the Company estimates that an additional $7.0 million will be reclassified as an increase to interest expense.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2011
As of September 30, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

	Number of
Interest Rate Derivative	Instruments	Notional
Interest rate swaps	16	$633,787

Interest rate caps	2	119,504
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in losses of $52,000 and $16,000 and $468,000 and $1.1 million for the three and nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollar amounts in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	6	$327,484
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (amounts in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance	September 30,	December 31,	Balance	September 30,	December 31,
	Sheet Location	2011	2010	Sheet Location	2011	2010

Derivatives designated as hedging instruments:

Interest Rate Products	Other Assets	$25	$243	Other Liabilities	$15,305	$6,597

Total		$25	$243		$15,305	$6,597

Derivatives not designated as hedging instruments:

Interest Rate Products	Other Assets	$25	$271	Other Liabilities	$—	$—

Total		$25	$271		$—	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2011
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010 (dollar amounts in thousands):

							Amount of Gain or (Loss)
						Location of Gain or (Loss	Recognized in Income on
	Amount of Gain or (Loss)		Location of Gain or	Amount of Gain or (Loss)		Recognized in Income on	Derivative (Ineffective
	Recognized in OCI on		(Loss) Reclassified	Reclassified from		Derivative (Ineffective	Portion and Amount
	Derivative (Effective		from Accumulated	Accumulated OCI into		Portion and Amount	Excluded from
Derivatives in Cash Flow	Portion)		OCI into Income	Income (Effective Portion)		Excluded from	Effectiveness Testing)
Hedging Relationships	2011	2010	(Effective Portion)	2011	2010	Effectiveness Testing)	2011	2010

For the three months ended September 30,
Interest Rate Products	$(7,845)	$(4,751)	Interest expense	$(2,503)	$(1,559)	Other expense	$—	$—

Total	$(7,845)	$(4,751)		$(2,503)	$(1,559)		$—	$—

For the nine months ended September 30,
Interest Rate Products	$(15,748)	$(11,220)	Interest expense	$(6,853)	$(5,191)	Other expense	$—	$(1)

Total	$(15,748)	$(11,220)		$(6,853)	$(5,191)		$—	$(1)

Derivatives Not	Location of Gain or (Loss)	Amount of Gain or (Loss)
Designated as Hedging	Recognized in Income on	Recognized in Income on Derivative
Instruments	Derivative	2011	2010

For the three months ended September 30,
Interest rate products	Other income/(expense)	$(52)	$(468)

Total		$(52)	$(468)

For the nine months ended September 30,
Interest rate products	Other income/(expense)	$(16)	$(1,115)

Total		$(16)	$(1,115)

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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2011
As of September 30, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $16.2 million. As of September 30, 2011, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2011, it would have been required to settle its obligations under the agreements at their termination value of $16.2 million.
12. OTHER COMPREHENSIVE LOSS
Components of other comprehensive loss during the three and nine months September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Other comprehensive loss:
Net loss attributable to UDR, Inc.	$(13,251)	$(23,766)	$(26,475)	$(74,443)
Change in equity due to non-controlling interests	46	31	134	111
Gain on marketable securities reclassified to earnings	—	—	(3,492)	—
Change in marketable securities	—	3,055	—	2,151
unrealized loss on derivative financial instruments	(5,342)	(3,192)	(8,895)	(6,030)
Allocation to redeemable non-controlling interests	200	1	429	136

Comprehensive loss	$(18,347)	$(23,871)	$(38,299)	$(78,075)

13. STOCK BASED COMPENSATION
During the three and nine months ended September 30, 2011 and 2010, we recognized $2.6 million and $7.7 million and $3.1 million and $9.1 million, respectively, as stock based compensation expense, which is inclusive of awards granted to our outside directors.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2011
14. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Company’s real estate commitments at September 30, 2011 (dollars in thousands):

	Number of	Costs Incurred	Expected Costs	Ownership
	Properties	to Date	to Complete	Stake
Wholly owned — under development	6	$192,930	$331,345	100%

Joint ventures:
Consolidated Joint Ventures	1	$12,878	$33,122	90%
Unconsolidated Joint Ventures	3	35,991	144,909	95%

		$241,799	$509,376

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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2011
UDR’s two reportable segments are same communities and non-mature/other communities:
•	Same communities represent those communities acquired, developed, and stabilized prior to July 1, 2010 and held as of September 30, 2011. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

•	Non-mature/other communities represent those communities that were acquired or developed in 2009, 2010 and 2011, sold properties, redevelopment properties, properties classified as real estate held for disposition, condominium conversion properties, joint venture properties, properties managed by third parties and the non-apartment components of mixed use properties.
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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and nine months ended September 30, 2011 and 2010.
The accounting policies applicable to the operating segments described above are the same as those described in Note 2, Significant Accounting Policies. The following table details rental income and NOI for UDR’s reportable segments for the three and nine months ended September 30, 2011 and 2010, and reconciles NOI to loss from continuing operations per the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Reportable apartment home segment rental income
Same Communities
Western Region	$50,905	$48,299	$149,472	$143,942
Mid-Atlantic Region	39,656	38,027	117,205	112,662
Southeastern Region	33,227	31,672	97,893	94,663
Southwestern Region	12,468	11,830	36,613	35,325
Non-Mature communities/Other	54,191	30,497	136,984	79,283

Total segment and consolidated rental income	$190,447	$160,325	$538,167	$465,875

Reportable apartment home segment NOI
Same Communities
Western Region	$35,674	$32,719	$103,633	$98,374
Mid-Atlantic Region	27,206	25,630	80,259	76,298
Southeastern Region	20,430	19,431	60,712	58,460
Southwestern Region	7,402	6,978	21,836	20,740
Non-Mature communities/Other	36,801	18,270	89,940	47,433

Total segment and consolidated NOI	127,513	103,028	356,380	301,305

Reconciling items:
Non-property income	5,229	2,202	12,620	7,575
Property management	(5,238)	(4,409)	(14,800)	(12,812)
Other operating expenses	(1,539)	(1,403)	(4,540)	(4,342)
Depreciation and amortization	(96,554)	(75,591)	(271,830)	(221,524)
Interest	(40,079)	(38,257)	(118,642)	(113,068)
General and administrative	(11,919)	(11,994)	(35,512)	(31,927)
Other depreciation and amortization	(983)	(1,224)	(3,012)	(3,755)
Loss from unconsolidated entities	(1,580)	(835)	(4,260)	(2,757)
Redeemable non-controlling interests in OP	581	870	1,192	2,939
Non-controlling interests	(46)	(31)	(134)	(111)
Net gain on sale of depreciable property	11,364	3,878	56,063	4,034

Net loss attributable to UDR	$(13,251)	$(23,766)	$(26,475)	$(74,443)

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2011
The following table details the assets of UDR’s reportable segments as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30,	December 31,
	2011	2010
Reportable apartment home segment assets:
Same communities:
Western Region	$2,102,161	$2,088,128
Mid-Atlantic Region	1,272,802	1,264,314
Southeastern Region	1,061,706	1,054,130
Southwestern Region	464,615	461,014
Non-mature communities/Other	3,325,980	2,013,761

Total segment assets	8,227,264	6,881,347
Accumulated depreciation	(1,804,100)	(1,638,326)

Total segment assets — net book value	6,423,164	5,243,021

Reconciling items:
Cash and cash equivalents	13,482	9,486
Marketable securities	—	3,866
Restricted cash	19,641	15,447
Deferred financing costs, net	23,709	27,267
Notes receivable	7,800	7,800
Investment in unconsolidated joint ventures	187,176	148,057
Other assets	129,931	74,596

Total consolidated assets	$6,804,903	$5,529,540

Capital expenditures related to our same communities totaled $14.8 million and $35.0 million and $11.4 million and $33.2 million for the three and nine months ended September 30, 2011 and 2010, respectively. Capital expenditures related to our non-mature/other communities totaled $3.3 million and $5.7 million and $1.1 million and $2.9 million for the three and nine months ended September 30, 2011 and 2010, respectively.
Markets included in the above geographic segments are as follows:
i.	Western — Orange County, San Francisco, Seattle, Monterey Peninsula, Los Angeles, San Diego, Inland Empire, Sacramento, and Portland

ii.	Mid-Atlantic — New York, Boston, Metropolitan DC, Richmond, Baltimore, Norfolk, and Other Mid-Atlantic

iii.	Southeastern — Tampa, Orlando, Nashville, Jacksonville, and Other Florida

iv.	Southwestern — Dallas, Phoenix, Austin, and Houston
16. SUBSEQUENT EVENT
On October 25, 2011, the Company entered into a new $900 million unsecured revolving credit facility, replacing the Company’s $600 million facility. The new facility has an initial term of four years and includes a one-year extension option, and contains an accordion feature that allows the Company to increase the facility to $1.35 billion. Based on the Company’s current credit ratings, the credit facility carries an interest rate equal to LIBOR plus a spread of 122.5 basis points and a facility fee of 22.5 basis points.

[This page is intentionally left blank.]

UNITED DOMINION REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS

Real estate owned:
Real estate held for investment	$4,322,461	$3,516,918
Less: accumulated depreciation	(965,980)	(835,892)

	3,356,481	2,681,026
Real estate sold or held for sale (net of accumulated depreciation of $0 and $48,191)	—	141,075

Total real estate owned, net of accumulated depreciation	3,356,481	2,822,101
Cash and cash equivalents	4,080	920
Restricted cash	10,782	8,022
Deferred financing costs, net	9,000	7,465
Other assets	45,894	22,887

Total assets	$3,426,237	$2,861,395

LIABILITIES AND CAPITAL

Secured debt	$1,260,891	$1,014,459
Secured debt — real estate held for sale	—	55,602
Note payable due to General Partner	83,771	78,271
Real estate taxes payable	12,943	5,245
Accrued interest payable	878	518
Security deposits and prepaid rent	18,735	13,158
Distributions payable	37,104	33,559
Deferred gains on the sale of depreciable property	63,838	63,838
Accounts payable, accrued expenses, and other liabilities	37,754	35,122

Total liabilities	1,515,914	1,299,772

Capital:
Partners’ capital:
Operating partnership units: 184,281,254 OP units outstanding at September 30, 2011 and 179,909,408 at December 31, 2010
General partner: 110,883 OP units outstanding at September 30, 2011	1,298	1,363
and December 31, 2010
Limited partners: 184,170,371 OP units outstanding at September 30, 2011 and 179,798,525 OP units outstanding at December 31, 2010	2,048,887	2,046,380
Accumulated other comprehensive loss	(7,541)	(5,502)

Total partners’ capital	2,042,644	2,042,241
Receivable due from General Partner	(144,503)	(492,709)
Non-controlling interest	12,182	12,091

Total capital	1,910,323	1,561,623

Total liabilities and capital	$3,426,237	$2,861,395

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES
Rental income	$99,833	$84,131	$281,461	$249,175

Total revenues	99,833	84,131	281,461	249,175

EXPENSES
Rental expenses:
Real estate taxes and insurance	10,845	10,216	31,996	30,840
Personnel	7,451	7,183	22,828	20,544
Utilities	5,367	4,564	14,750	13,091
Repair and maintenance	5,370	4,879	14,597	13,080
Administrative and marketing	2,026	1,785	5,961	5,117
Property management	2,745	2,314	7,740	6,853
Other operating expenses	1,398	1,179	4,203	3,940
Real estate depreciation and amortization	51,906	39,637	141,725	118,661
Interest expense:
Interest on secured debt	13,700	12,360	38,233	36,653
Interest on note payable due to General Partner	248	106	694	318
General and administrative	5,394	6,629	16,268	14,123

Total expenses	106,450	90,852	298,995	263,220

Loss from continuing operations	(6,617)	(6,721)	(17,534)	(14,045)
Income/(loss) from discontinued operations	17	(115)	16,438	1,724

Consolidated net loss	(6,600)	(6,836)	(1,096)	(12,321)
Net income attributable to non-controlling interests	(32)	(9)	(91)	(44)

Net loss attributable to OP unitholders	$(6,632)	$(6,845)	$(1,187)	$(12,365)

Loss per OP unit- basic and diluted:
Loss from continuing operations attributable to OP unitholders	$(0.04)	$(0.04)	$(0.10)	$(0.08)
Income from discontinued operations	$(0.00)	$(0.00)	$0.09	$0.01
Net loss attributable to OP unitholders	$(0.04)	$(0.04)	$(0.01)	$(0.07)

Weighted average OP units outstanding	183,086	179,909	181,837	179,909
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL AND COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

							Receivable
	Class A		UDR, Inc.		Accumulated Other	Total	due from	Non-
	Limited	Limited		General	Comprehensive	Partner’s	General	Controlling
	Partner	Partners	Limited Partner	Partner	Income/(Loss)	Capital	Partner	Interest	Total

Balance, January 1, 2011	$41,199	$77,858	$1,927,323	$1,363	$(5,502)	$2,042,241	$(492,709)	$12,091	$1,561,623

Distributions	(1,746)	(3,324)	(102,271)	(64)	—	(107,405)	—	—	(107,405)

OP Unit Redemptions for common shares of UDR	—	(109)	109	—	—	—	—	—	—

OP Units issued for real estate	—	111,034	—	—	—	111,034	—	—	111,034

Adjustment to reflect limited partners’ capital at redemption value	(660)	(15,425)	16,085	—	—	—	—	—	—

Other comprehensive income/(loss):

Change in unrealized loss on derivative financial instruments	—	—	—	—	(2,039)	(2,039)	—	—	(2,039)

Net loss	(11)	(50)	(1,125)	(1)	—	(1,187)	—	91	(1,096)

Total comprehensive income/(loss)	—	—	—	—	(2,039)	—	—	—	(3,135)

Net change in receivable due from General Partner	—	—	—	—	—	—	348,206	—	348,206

Balance, September 30, 2011	$38,782	$169,984	$1,840,121	$1,298	$(7,541)	$2,042,644	$(144,503)	$12,182	$1,910,323

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for unit data)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating Activities
Consolidated net loss	$(1,096)	$(12,321)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	143,290	124,797
Net gain on the sale of depreciable property	(16,055)	(124)
Write off of bad debt	1,349	1,220
Amortization of deferred financing costs and other	1,593	1,181
Changes in operating assets and liabilities:
Increase in operating assets	(9,555)	(1,019)
Increase in operating liabilities	7,957	13,034

Net cash provided by operating activities	127,483	126,768

Investing Activities
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	(283,731)	—
Cash paid in nonmonetary asset exchange	(15,407)	—
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(48,325)	(43,809)

Net cash used in investing activities	(347,463)	(43,809)

Financing Activities
Advances from/(payments to) General Partner	254,919	(87,380)
Proceeds from the issuance of secured debt	2,074	11,326
Payments on secured debt	(25,655)	(1,910)
Payment of financing costs	(3,128)	(140)
OP unit redemption	—	(327)
Distributions paid to partnership unitholders	(5,070)	(4,046)

Net cash provided by/(used in) financing activities	223,140	(82,477)

Net increase in cash and cash equivalents	3,160	482
Cash and cash equivalents, beginning of period	920	442

Cash and cash equivalents, end of period	$4,080	$924

Supplemental Information:
Interest paid during the period, net of amounts capitalized	44,151	$39,115
Non-cash transactions:
Properties acquired, including intangibles in asset exchange	178,353	—
Properties disposed in asset exchange, net of accumulated depreciation	139,725	—
OP Units issued in partial consideration for property acquisition	111,034	—
Secured debt assumed in the acquisitions of properties, including asset exchange	247,805	—
Secured debt transferred in asset exchange	55,356	—
Fair market value adjustment of secured debt assumed in acquisitions of properties, including asset exchange	21,915	—
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)
1. CONSOLIDATION AND BASIS OF PRESENTATION
United Dominion Realty, L.P. (“UDR, L.P.”, the “Operating Partnership”, “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier-to-entry markets located in the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the three and nine months ended September 30, 2011, revenues of the Operating Partnership represented 52% and 53% of the General Partner’s consolidated revenues, respectively. During the three and nine months ended September 30, 2010, revenues of the Operating Partnership represented 55% and 57% of the General Partner’s consolidated revenues. At September 30, 2011, the Operating Partnership’s apartment portfolio consisted of 81 communities located in 21 markets consisting of 24,200 apartment homes.
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
As of September 30, 2011, there were 184,281,254 OP Units outstanding, of which, 174,851,898 or 94.9% were owned by UDR and affiliated entities and 9,429,356 or 5.1% were owned by non-affiliated limited partners. See Note 9, Capital Structure.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of September 30, 2011, and results of operations for the three and nine months ended September 30, 2011 and 2010 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2010 included in the Current Report on Form 8-K filed by UDR and the Operating Partnership with the SEC on August 5, 2011.
The accompanying interim unaudited consolidated statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the interim unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All intercompany accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.
The Operating Partnership evaluated subsequent events through the date its financial statements were issued. Except as disclosed in Note 13, Subsequent Event, no other recognized or non-recognized subsequent events were noted.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2011
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
Management of the General Partner has reviewed all open tax years (2007-2010) and major jurisdictions and concluded the adoption of the new accounting guidance resulted in no impact to the Operating Partnership’s financial position or results of operations. There is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2011
(Unaudited)
Earnings per OP unit
Basic earnings per OP Unit is computed by dividing net income/(loss) attributable to general and limited partner units by the weighted average number of general and limited partner units (including redeemable OP Units) outstanding during the year. Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units or resulted in the issuance of OP Units that shared in the earnings of the Operating Partnership. For the three and nine months ended September 30, 2011 and 2010, there were no dilutive instruments outstanding, and therefore, diluted earnings per OP Unit and basic earnings per OP Unit are the same.
3. REAL ESTATE OWNED
Real estate assets owned by the Operating Partnership consists of income producing operating properties, properties held for sale, properties under development, and land held for future development. At September 30, 2011, the Operating Partnership owned and consolidated 81 communities in 8 states plus the District of Columbia totaling 24,200 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of September 30, 2011 and December 31, 2010 (dollar amounts in thousands):

	September 30,	December 31,
	2011	2010
Land	$1,063,276	$925,326
Depreciable property — held and used
Buildings and improvements	3,109,501	2,452,746
Furniture, fixtures and equipment	121,804	112,831
Sold or held for sale:
Land	—	64,598
Buildings and improvements	—	121,175
Furniture, fixtures and equipment	—	3,493
Under development
Land	16,385	—
Construction in progress	9,050	—
Land held for future development	2,445	26,015

Real estate owned	4,322,461	3,706,184
Accumulated depreciation	(965,980)	(884,083)

Real estate owned, net	$3,356,481	$2,822,101

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2011
(Unaudited)
The following table summarizes the Operating Partnership’s real estate community acquisitions for the three and nine months ended September 30, 2011.

				Purchase
Property Name	Market	Acquisition Date	Units	Price (a)
10 Hanover Square	New York, NY	April 2011	493	$259,750
14 North	Boston, MA	April 2011	387	64,500
Inwood West	Boston, MA	April 2011	446	108,000
95 Wall	New York, NY	August 2011	507	328,914

			1,833	$761,164

(a)	The purchase price is the contractual sales price by the Operating Partnership and the third party and does not include any costs that the Operating Partnership incurred in the pursuit of the property or the recorded difference between the agreed upon value and the fair value of the OP Units issued as part of the consideration paid.
In August 2011, UDR, through the Operating Partnership closed on the acquisition of 95 Wall. The community was acquired for $328.9 million, which included the issuance of 1,802,239 OP Units of the Operating Partnership. The OP Units were deemed to have an agreed upon value equal to the greater of $25.00 or the volume weighted average closing price per share of the Company’s common stock for the 10 day period ended on (and including) the date one business day prior to the settlement date. For purchase price accounting purposes, the fair value of these OP units was $26.71 at the settlement date.
On April 1, 2011, UDR, through the Operating Partnership closed on the acquisition of 10 Hanover Square. The community was acquired for $259.8 million, which included assumed debt with a fair value of $208.1 million, and the issuance of 2,569,606 OP Units of the Operating Partnership. The OP Units were deemed to have an agreed upon value equal to the greater of $25.00 or the volume weighted average closing price per share of the Company’s common stock for the 10 day period ended on (and including) the date one business day prior to the settlement date. For purchase price accounting purposes, the fair value of these OP units was $24.47 at the settlement date.
On April 5, 2011, UDR and the Operating Partnership completed a $500 million asset exchange with an unaffiliated third party whereby UDR acquired 388 Beale, and the Operating Partnership acquired 14 North, and Inwood West. The communities acquired were valued at $263.0 million representing their estimated fair value. The Company and the Operating Partnership paid $28.1 million of cash and assumed debt with a fair value of $61.7 million. UDR sold two multifamily apartment communities (434 homes) and the Operating Partnership sold four multifamily apartment communities (984 homes) located in California as part of the transaction. (See Note 4, Discontinued Operations, for further discussion of real estate community dispositions.)
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
Total acquisition cost of the communities, including of the difference between the agreed upon value of the OP Units and the fair value of the OP Units issued at the acquisition date (if applicable), was allocated $130.8 million to land; $621.2 million to buildings and improvements; $3.5 million to furniture, fixtures, and equipment; $30.5 million to intangible assets; $1.3 million to intangible below market lease liabilities; and $269.7  million of assumed debt.
Operating revenues and loss from operations of the acquired properties included in the Operating Partnership’s results of operations from the acquisition dates to September 30, 2011 were $19.0 million and $13.8 million, respectively.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2011
(Unaudited)
The unaudited pro forma information below summarizes the Operating Partnership’s combined results of operations for the three and nine months ended September 30, 2011 and 2010 as though the above acquisitions were completed on January 1, 2010. The information for the three and nine months ended September 30, 2011 includes pro forma results for the portion of the period prior to the acquisition date and actual results from the date of acquisition through the end of the period. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Operating Partnership’s results of operations for future periods (in thousands except for per share amounts).

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Pro forma revenues	$103,214	$96,750	$304,285	$290,588
Pro forma loss attributable to OP unitholders	(6,529)	(6,851)	(7,801)	(20,544)

Pro forma earnings per OP unit- basic:
Net loss attributable to OP unitholders	$(0.04)	$(0.04)	$(0.04)	$(0.11)

Earnings per common share- diluted:
Net loss attributable to OP unitholders	$(0.04)	$(0.04)	$(0.04)	$(0.11)
The Operating Partnership did not have any acquisitions during the nine months ended September 30, 2010.
The Operating Partnership incurred $194,000 and $2.3 million of acquisition related costs during the three and nine months ended September 30, 2011, respectively. The Operating Partnership did not incur any acquisition costs during the three and nine months ended September 30, 2010. These expenses are classified on the Consolidated Statements of Operations line item entitled “General and administrative.”
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
As discussed in Note 3, Real Estate Owned, in conjunction with the asset exchange that closed on April 5, 2011, the Operating Partnership sold four multifamily apartment communities (984 homes). During the three and nine months ended September 30, 2011, the Operating Partnership recognized gains for financial reporting purposes of $17,000 and $16.1 million on these transactions, which are included in discontinued operations. The results of operations for the following properties are classified on the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations.”

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2011
(Unaudited)
The Operating Partnership had no apartment homes classified as held for sale at September 30, 2011. The Operating Partnership did not dispose of any communities during the three and nine months ended September 30, 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Rental income	$—	$4,091	$4,334	$12,342
Non-Property income	—	—	—	1,849

	—	4,091	4,334	14,191

Rental expenses	—	1,310	1,453	3,806
Property management fee	—	112	119	339
Real estate depreciation	—	2,037	1,564	6,136
Interest	—	774	815	2,310

	—	4,233	3,951	12,591

Income before net gain on the sale of property	—	(142)	383	1,600
Net gain on the sale of property	17	27	16,055	124

Income/(loss) from discontinued operations	$17	$(115)	$16,438	$1,724

5. DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of September 30, 2011 (dollars in thousands):

			2011
	Principal Outstanding		Weighted	Weighted	Number of
	September 30,	December 31	Average	Average	Communities
	2011	2010	Interest Rate	Years to Maturity	Encumbered
Fixed Rate Debt
Mortgage notes payable	$459,535	$192,205	5.27%	4.2	7
Tax-exempt secured notes payable	—	13,325	N/A	—	-
Fannie Mae credit facilities	560,993	560,993	5.21%	5.6	9

Total fixed rate secured debt	1,020,528	766,523	5.24%	5.0	16

Variable Rate Debt
Mortgage notes payable	37,415	100,590	1.04%	1.8	2
Tax-exempt secured note payable	27,000	27,000	0.70%	18.5	1
Fannie Mae credit facilities	175,948	175,948	1.86%	3.9	17

Total variable rate secured debt	240,363	303,538	1.60%	5.2	20

Total secured debt	$1,260,891	$1,070,061	4.54%	5.0	36

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2011
(Unaudited)
As of September 30, 2011, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $1.4 billion with $1.2 billion outstanding. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at the General Partner’s option. At September 30, 2011, $895.2 million of the outstanding balance was fixed at a weighted average interest rate of 5.32% and the remaining balance of $260.5 million on these facilities had a weighted average variable interest rate of 1.61%. $736.9 million of these credit facilities were allocated to the Operating Partnership at September 30, 2011 based on the ownership of the assets securing the debt. Following is information related to the credit facilities allocated to the Operating Partnership:

	September 30, 2011	December 31, 2010
	(dollar amounts in thousands)

Borrowings outstanding	$736,941	$736,941
Weighted average borrowings during the period ended	737,529	763,040
Maximum daily borrowings during the period	738,135	770,021
Weighted average interest rate during the period ended	4.5%	4.5%
Interest rate at the end of the period	4.5%	4.4%
The Operating Partnership may from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair value adjustment of the fixed rate debt instruments on the Operating Partnership’s properties was a net premium/(discount) of $18.8 million and ($1.1 million) at September 30, 2011 and December 31, 2010, respectively.
Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from December 2012 through May 2019 and carry interest rates ranging from 3.43% to 5.94%.
Secured credit facilities. At September 30, 2011, the General Partner had borrowings against its fixed rate facilities of $895.2 million of which $561.0 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of September 30, 2011, the fixed rate Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average fixed interest rate of 5.21%.
Variable Rate Debt
Mortgage notes payable. Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature on July 2013. Interest on the variable rate mortgage notes is based on LIBOR plus some basis points, which translated into interest rate of 1.04% at September 30, 2011.
Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures in March 2030. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 0.70% as of September 30, 2011.
Secured credit facilities. At September 30, 2011, the General Partner had borrowings against its variable rate facilities of $260.5 million of which $175.9 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of September 30, 2011, the variable rate borrowings under the Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average floating interest rate of 1.86%.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2011
(Unaudited)
The aggregate maturities of the Operating Partnership’s secured debt due during each of the next five calendar years and thereafter are as follows (dollars in thousands):

	Fixed		Variable
	Mortgage	Credit	Mortgage	Tax Exempt	Credit
	Notes	Facilities	Notes	Notes Payable	Facilities	Total
2011	$1,838	$—	$—	$—	$30,886	$32,724
2012	54,472	136,792	—	—	59,529	250,793
2013	16,551	27,739	37,415	—	—	81,705
2014	8,342	—	—	—	—	8,342
2015	193,205	—	—	—	—	193,205
Thereafter	185,127	396,462	—	27,000	85,533	694,122

Total	$459,535	$560,993	$37,415	$27,000	$175,948	$1,260,891

Guarantor on Unsecured Debt
The Operating Partnership is a guarantor on the General Partner’s unsecured credit facility, with an aggregate borrowing capacity of $600 million, a $250 million term loan due January 2016, a $100 million term loan due December 2013, and $300 million of medium-term notes due June 2018. At September 30, 2011 and December 31, 2010, the outstanding balance under the unsecured credit facility was $362.0 million and $31.8 million, respectively. See Note 13, “Subsequent Event.”
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
6. RELATED PARTY TRANSACTIONS
Receivable due from the General Partner
The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had net receivable balances of $144.5 million and $492.7 million at September 30, 2011 and December 31, 2010, respectively, which is reflected as a reduction of capital on the Consolidated Balance Sheets.
Allocation of General and Administrative Expenses
The General Partner provides various general and administrative and other overhead services for the Operating Partnership including legal assistance, acquisitions analysis, marketing and advertising, and allocates these expenses to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on its pro-rata portion of UDR’s total apartment homes. During the three and nine months ended September 30, 2011 and 2010, the general and administrative expenses allocated to the Operating Partnership by UDR were $11.6 million and $25.2 million and $10.7 million and $25.8 million, respectively, and are included in “General and Administrative” and “Property Management” expenses on the consolidated statements of operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2011
(Unaudited)
Guaranties by the General Partner
The Operating Partnership provided a “bottom dollar” guaranty to certain limited partners as part of their original contribution to the Operating Partnership. The guaranty protects the tax basis of the underlying contribution and is reflected on the OP unitholder’s Schedule K-1 tax form. The guaranty was made in the form of a note payable issued by the Operating Partnership to the General Partner at an annual interest rate of 1.14% at September 30, 2011 and 0.593% at December 31, 2010. Interest payments are made monthly and the note is due December 31, 2011. At September 30, 2011 and December 31, 2010, the note payable due to the General Partner was $78.3 million.
During the quarter ended September 30, 2011, the Operating Partnership also provided a guaranty in conjunction with 1,802,239 OP Units issued in partial consideration to the seller for the acquisition of an operating community. The guaranty was made in the form of a note payable issued by the Operating Partnership to the General Partner at an annual interest rate of 5.337%. Interest payments are due monthly and the note matures on August 31, 2021. At issuance and at September 30, 2011, the note payable due to the General Partner was $5.5 million.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2011
(Unaudited)
The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of September 30, 2011 and December 31, 2010 are summarized as follows (dollars in thousands):

		Fair Value at September 30, 2011 Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)

Description:

Derivatives- Interest rate contracts (b)	$34	$—	$34	$—

Total assets	$34	$—	$34	$—

Derivatives- Interest rate contracts (b)	$6,994	$—	$6,994	$—
Contingent purchase consideration (c)	5,402	—	—	5,402
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	496,581	—	—	496,581
Fannie Mae credit facilities	585,292	—	—	585,292
Secured debt instruments- variable rate: (a)
Mortgage notes payable	37,415	—	—	37,415
Tax-exempt secured notes payable	27,000	—	—	27,000
Fannie Mae credit facilities	175,948	—	—	175,948

Total liabilities	$1,334,632	$—	$6,994	$1,327,638

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2011
(Unaudited)

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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2011
(Unaudited)
Although the Operating Partnership has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2011 and December 31, 2010, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Financial Instruments Not Carried at Fair Value
At September 30, 2011, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Operating Partnership using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2011
(Unaudited)
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated Other Comprehensive Income/(Loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2011 and 2010, the Operating Partnership recorded less than $1,000 of ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item.
Amounts reported in “Accumulated Other Comprehensive Income/(Loss)” related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is allocated to the Operating Partnership. During the next twelve months through September 30, 2012, we estimate that an additional $3.3 million will be reclassified as an increase to interest expense.
As of September 30, 2011, the Operating Partnership had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

	Number of
Interest Rate Derivative	Instruments	Notional
Interest rate swaps	6	$261,532

Interest rate caps	2	$108,628
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in losses of $33,000 and $149,000 and $87,000 and $762,000 for the three and nine months ended September 30, 2011 and 2010, respectively.
As of September 30, 2011, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollar amounts in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	4	$217,173

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2011
(Unaudited)
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Operating Partnership’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010.

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance	September 30,	December 31,	Balance	September 30,	December 31,
	Sheet Location	2011	2010	Sheet Location	2011	2010
Derivatives designated as hedging instruments:
Interest Rate Products	Other Assets	$24	$217	Other Liabilities	$6,994	$5,111

Total derivatives designated as hedging instruments		$24	$217		$6,994	$5,111

Derivatives not designated as hedging instruments:
Interest Rate Products	Other Assets	$10	$159	Other Liabilities	$—	$—

Total derivatives not designated as hedging instruments		$10	$159		$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (dollar amounts in thousands):

				Amount of Gain or (Loss)
			Location of Loss	Reclassified
			Reclassified from	from Accumulated OCI into
	Amount of Gain or (Loss) Recognized in		Accumulated OCI into	Income
Derivatives in Cash Flow Hedging	OCI on Derivative (Effective Portion)		Income (Effective	(Effective Portion)
Relationships	2011	2010	Portion)	2011	2010

For the three months ended September 30,

Interest Rate Products	$(2,821)	$(1,210)	Interest expense	$(1,239)	$(4,113)

Total	$(2,821)	$(1,210)		$(1,239)	$(4,113)

For the nine months ended September 30,

Interest Rate Products	$(5,659)	$(3,061)	Interest expense	$(3,620)	$(8,863)

Total	$(5,659)	$(3,061)		$(3,620)	$(8,863)

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2011
(Unaudited)

		Amount of Gain or (Loss)
	Location of Gain or (Loss)	Recognized
Derivatives Not Designated as Hedging	Recognized in Income on	in Income on Derivative
Instruments	Derivative	2011	2010

For the three months ended September 30,
Interest Rate Products	Other income / (expense)	$(33)	$(87)

Total		$(33)	$(87)

For the nine months ended September 30,
Interest Rate Products	Other income / (expense)	$(149)	$(762)

Total		$(149)	$(762)

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
As of September 30, 2011, the fair value of derivatives in a net liability position that were allocated to the Operating Partnership, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.4 million. As of September 30, 2011, the General Partner has not posted any collateral related to these agreements. If the General Partner had breached any of these provisions at September 30, 2011, it would have been required to settle its obligations under the agreements at their termination value of $7.4 million.
9. CAPITAL STRUCTURE
General Partnership Units
The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holder of Class A Partnership Units. There were 110,883 General Partnership units outstanding at September 30, 2011 and December 31, 2010, all of which were held by UDR.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2011
(Unaudited)
Limited Partnership Units
At September 30, 2011 and December 31, 2010, there were 184,170,371 and 179,798,525 limited partnership units outstanding, of which 1,751,671 were Class A Limited Partnership units. UDR owned 174,741,015 or 94.9% at September 30, 2011 and 174,736,557 or 97.2% at December 31, 2010, respectively. The remaining 9,429,356 or 5.1% and 5,061,968 or 2.8% OP Units outstanding were held by non-affiliated partners at September 30, 2011 and December 31, 2010, respectively, of which 1,751,671 were Class A Limited Partnership units.
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
The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $208.8 million and $119.1 million as of September 30, 2011 and December 31, 2010, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2011
(Unaudited)
10. OTHER COMPREHENSIVE LOSS
Components of other comprehensive income/(loss) during the three and nine months September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Other comprehensive loss:
Net loss attributable to OP unitholders	$(6,632)	$(6,845)	$(1,187)	$(12,365)
Net income attributable to non-controlling interests	32	9	91	44
Change in unrealized loss on derivative financial instruments	(1,582)	(2,903)	(2,039)	(5,802)

Comprehensive loss	$(8,182)	$(9,739)	$(3,135)	$(18,123)

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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2011
(Unaudited)
The Operating Partnership’s two reportable segments are same communities and non-mature/other communities:
•	Same communities represent those communities acquired, developed, and stabilized prior to July 1, 2011 and held as of September 30, 2011. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
•	Non-mature/other communities represent those communities that were acquired or developed in 2009, 2010, or 2011 sold properties, redevelopment properties, properties classified as real estate held for sale, condominium conversion properties, joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties.
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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the three and nine months ended September 30, 2011 and 2010.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2011
(Unaudited)
The accounting policies applicable to the operating segments described above are the same as those described in Note 2, “Significant Accounting Policies.” The following table details rental income and NOI for the Operating Partnership’s reportable segments for the three and nine months ended September 30, 2011 and 2010, and reconciles NOI to income from continuing and discontinued operations per the consolidated statement of operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Reportable apartment home segment rental income
Same Communities
Western Region	$43,226	$40,938	$126,712	$121,896
Mid-Atlantic Region	16,186	15,464	47,806	45,694
Southeastern Region	10,817	10,231	31,858	30,611
Southwestern Region	6,986	6,624	20,539	19,788
Non-Mature communities/Other	22,618	14,965	58,880	43,528

Total segment and consolidated rental income	$99,833	$88,222	$285,795	$261,517

Reportable apartment home segment NOI
Same Communities
Western Region	$30,337	$27,824	$88,181	$83,549
Mid-Atlantic Region	11,078	10,495	32,838	30,994
Southeastern Region	6,649	6,233	19,792	19,061
Southwestern Region	4,394	3,917	12,896	12,106
Non-Mature communities/Other	16,316	9,816	40,503	29,329

Total segment and consolidated NOI	68,774	58,285	194,210	175,039

Reconciling items:
Non-property income	—	—	—	1,849
Property management	(2,745)	(2,426)	(7,859)	(7,192)
Other operating expenses	(1,398)	(1,179)	(4,203)	(3,940)
Depreciation and amortization	(51,906)	(41,674)	(143,289)	(124,797)
Interest	(13,948)	(13,240)	(39,742)	(39,281)
General and administrative	(5,394)	(6,629)	(16,268)	(14,123)
Net gain on the sale of real estate	17	27	16,055	124
Non-controlling interests	(32)	(9)	(91)	(44)

Net loss attributable to OP unit holders	$(6,632)	$(6,845)	$(1,187)	$(12,365)

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2011
(Unaudited)
The following table details the assets of the Operating Partnership’s reportable segments as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30,	December 31,
	2011	2010

Reportable apartment home segment assets
Same Store Communities
Western Region	$1,717,260	$1,704,338
Mid-Atlantic Region	696,016	693,564
Southeastern Region	358,109	354,861
Southwestern Region	256,400	254,485
Non-Mature communities/Other	1,294,676	698,936

Total segment assets	4,322,461	3,706,184
Accumulated depreciation	(965,980)	(884,083)

Total segment assets - net book value	3,356,481	2,822,101

Reconciling items:
Cash and cash equivalents	4,080	920
Restricted cash	10,782	8,022
Deferred financing costs, net	9,000	7,465
Other assets	45,894	22,887

Total consolidated assets	$3,426,237	$2,861,395

Capital expenditures related to the Operating Partnership’s same communities totaled $7.7 million and $19.8 and $5.4 million and $17.8 million for the three months and nine ended September 30, 2011 and 2010, respectively. Capital expenditures related to the Operating Partnership’s non-mature/other communities totaled $683,000 and $1.4 million and $405,000 and $1.4 million for the three and nine months ended September 30, 2011 and 2010, respectively.
Markets included in the above geographic segments are as follows:
i.	Western — Orange County, San Francisco, Monterey Peninsula, Los Angeles, Seattle, Sacramento, Inland Empire, Portland, and San Diego

ii.	Mid-Atlantic — New York, Boston, Metropolitan DC and Baltimore

iii.	Southeastern — Nashville, Tampa, Jacksonville, and Other Florida

iv.	Southwestern — Dallas and Phoenix
13. SUBSEQUENT EVENT
On October 25, 2011, the Operating Partnership issued a guarantee in conjunction with a new $900 million unsecured revolving credit facility entered into by our General Partner. The new facility replaces the General Partner’s $600 million facility.

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
At September 30, 2011, our consolidated real estate portfolio included 172 communities with 49,674 apartment homes and our total real estate portfolio, inclusive of our unconsolidated communities, included an additional 38 communities with 10,108 apartment homes.

The following table summarizes our market information by major geographic markets as of September 30, 2011.

					Three Months Ended		Nine Months Ended
		As of September 30, 2011			September 30, 2011		September 30, 2011 (a)
			Percentage	Total
	Number of	Number of	of Total	Carrying	Average	Total Income	Average	Total Income
	Apartment	Apartment	Carrying	Value	Physical	per Occupied	Physical	per Occupied
Same Communities	Communities	Homes	Value	(in thousands)	Occupancy	Home (b)	Occupancy	Home (b)

Western Region
Orange Co, CA	9	3,025	6.4%	$522,478	94.8%	$1,520	95.0%	$1,489
San Francisco, CA	8	1,607	4.6%	382,122	96.7%	2,120	96.9%	2,042
Monterey Peninsula, CA	7	1,565	1.9%	153,625	95.4%	1,136	93.9%	1,103
Los Angeles, CA	5	919	3.6%	292,835	95.0%	1,941	95.5%	1,922
San Diego, CA	3	689	1.2%	100,184	95.4%	1,315	95.5%	1,294
Seattle, WA	10	1,891	4.4%	360,465	95.1%	1,292	95.8%	1,231
Inland Empire, CA	3	1,074	1.8%	151,381	94.1%	1,269	94.4%	1,254
Sacramento, CA	2	914	0.8%	68,807	94.0%	890	93.4%	884
Portland, OR	3	716	0.9%	70,264	95.3%	1,011	95.8%	990

Mid-Atlantic Region
Metropolitan DC	10	3,516	8.1%	664,542	96.8%	1,690	97.1%	1,656
Richmond, VA	6	2,211	2.3%	188,792	95.4%	1,077	95.9%	1,045
Baltimore, MD	10	2,121	3.1%	254,002	96.2%	1,328	96.5%	1,310
Norfolk VA	6	1,438	1.0%	85,458	94.1%	977	95.1%	978
Other Mid-Atlantic	5	1,132	1.0%	80,008	95.9%	1,069	96.1%	1,043

Southeastern Region
Tampa, FL	11	3,804	4.1%	334,793	95.6%	991	95.5%	978
Orlando, FL	11	3,167	3.3%	273,678	95.7%	935	95.1%	914
Nashville, TN	8	2,260	2.2%	181,976	96.6%	911	96.5%	887
Jacksonville, FL	5	1,857	1.9%	158,183	95.0%	856	94.6%	843
Other Florida	4	1,184	1.4%	113,076	93.9%	1,026	93.9%	1,013

Southwestern Region
Dallas, TX	8	2,725	3.4%	282,274	96.4%	964	96.3%	942
Phoenix, AZ	5	1,362	1.5%	121,963	94.7%	903	95.1%	894
Austin, TX	1	390	0.7%	60,378	96.2%	1,227	95.9%	1,174

Total/Average Same Communities	140	39,567	59.6%	4,901,284	95.6%	$1,201	95.6%	$1,178

Non Matures, Commercial Properties & Other	31	9,962	38.1%	3,133,050

Total Real Estate Held for Investment	171	49,529	97.7%	8,034,334
Real Estate Under Development (c)	1	145	2.3%	192,930

Total Real Estate Owned	172	49,674	100.0%	8,227,264

Total Accumulated Depreciation				(1,804,100)

Total Real Estate Owned, Net of Accumulated Depreciation				$6,423,164

(a)	The same community population for the nine months ended September 30, 2011 includes 39,030 homes.

(b)	Total Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.

(c)	The Company is currently developing six wholly-owned communities with 1,641 apartment homes, 145 of which have been completed.
We report in two segments: Same Communities and Non-Mature/Other Communities. Our Same Communities segment includes those communities acquired, developed, and stabilized prior to July 1, 2010 and held as of September 30, 2011. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months. Our Non-Mature/Other Communities segment includes those communities that were acquired or developed in 2010 or 2011, sold properties, redevelopment properties, properties classified as real estate held for sale, condominium conversion properties, joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties.

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
In September 2009, the Company entered into an equity distribution agreement under which the Company may offer and sell up to 15 million shares of its common stock over time to or through its sales agents. During the nine months ended September 30, 2011, we sold 4,395,601 shares of common stock through this program for aggregate gross proceeds of approximately $104.5 million at a weighted average price per share of $23.78. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $2.1 million, were approximately $102.4 million.
In March 2011, the Company entered into a new equity distribution agreement under which the Company may offer and sell up to 20 million shares of its common stock over time to or through its sales agents. During the three months ended September 30, 2011, we sold 1,720,999 shares of common stock through this program for aggregate gross proceeds of approximately $43.7 million at a weighted average price per share of $25.41. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $875,000, were approximately $42.9 million. During the nine months ended September 30, 2011, we sold 10,800,343 shares of common stock through this program for aggregate gross proceeds of approximately $271.3 million at a weighted average price per share of $25.12. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $5.5 million, were approximately $265.8 million. In September 2011, the Company entered into a new equity distribution agreement in connection with filing a new registration statement on Form S-3. The new equity distribution agreement replaced the March 2011 agreement, and no material changes were made to the equity distribution agreement.
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

Future Capital Needs
Future development and redevelopment expenditures may be funded through unsecured or secured credit facilities, proceeds from the issuance of equity or debt securities, the sale of properties and to a lesser extent, with cash flows provided by operating activities. Acquisition activity in strategic markets may be funded through joint ventures, by the reinvestment of proceeds from the sale of properties, through the issuance of equity or debt securities, the issuance of operating partnership units, and the assumption or placement of secured and/or unsecured debt.
During the remainder of 2011, we have approximately $3.1 million of secured debt maturing, inclusive of principal amortization and net of extension rights of $81.6 million and $0 of unsecured debt maturing. We anticipate repaying that debt with cash flow from our operations, proceeds from debt and equity offerings, proceeds from the sale of properties, and by exercising extension rights with respect to the secured debt.
Critical Accounting Policies and Estimates
Our critical accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to (1) capital expenditures, (2) impairment of long-lived assets, (3) real estate investment properties, and (4) revenue recognition.
Our other critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in UDR’s Current Report on Form 8-K for the year ended December 31, 2010, filed with the SEC on August 5, 2011. There have been no significant changes in our critical accounting policies from those reported in our Form 8-K filed with the SEC on August 5, 2011. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.
Statements of Cash Flow
The following discussion explains the changes in net cash provided by operating activities, net cash used in investing activities, and net cash provided by financing activities that are presented in our Consolidated Statements of Cash Flows.
Operating Activities
For the nine months ended September 30, 2011, our net cash flow provided by operating activities was $182.9 million compared to $157.5 million for the comparable period in 2010. The increase in cash flow from operating activities is primarily due to an increase in property net operating income.
Investing Activities
For the nine months ended September 30, 2011, net cash used in investing activities was $1.1 billion compared to $478.8 million for the comparable period in 2010. The change in cash used for investing activities was due to changes in the level of investment activities, which reflect our strategy as it relates to acquisitions, dispositions, capital expenditures, and development activities, all of which are discussed in further detail throughout this Report.
Acquisitions and Dispositions
In April 2011, the Company, through the Operating Partnership, closed on an acquisition of a 493-home multifamily apartment community referred to as 10 Hanover Square, located in New York City, New York. The community was acquired for $259.8 million, which included assumed debt with a fair value of $208.1 million and the issuance of 2,569,606 OP Units. The OP Units were deemed to have a value equal to the greater of $25.00 or the volume weighted average closing price per share of the Company’s common stock for the 10-day period ended on (and including) the date one business day prior to the settlement date. For purchase price accounting purposes, the fair value of these OP units was $24.47 at the settlement date.

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
In August 2011, the Company and the Operating Partnership closed on the acquisition of 95 Wall. The community was acquired for $328.9 million, which included the issuance of 1,802,239 OP Units of the Operating Partnership. The OP Units were deemed to have a value equal to the greater of $25.00 or the volume weighted average closing price per share of the Company’s common stock for the 10-day period ended on (and including) the date one business day prior to the settlement date. For purchase price accounting purposes, the fair value of these OP units was $26.71 at the settlement date.
During the nine months ended September 30, 2011, the Company also acquired with cash and/or assumed debt the following multifamily apartment communities:
•	View 14, a 185- home community located in Metropolitan, D.C. for $105.5 million;
•	Rivergate, a 706- home community located in New York, New York for $443.4 million; and
•	21 Chelsea, a 210- home community located in New York, New York for $138.9 million.
In May 2011, the Company sold an apartment community with 289 homes, and in September 2011, the Company sold two communities with 450 homes located in Dallas, Texas.
During the three and nine months ended September 30, 2010, the Company acquired five apartment communities located in Orange County, CA; Baltimore, MD; Los Angeles, CA; and Boston, MA for a purchase price of $412.0 million. During the same periods, the Company also acquired land located in San Francisco, CA for a gross purchase price of $23.6 million.
During the nine months ended September 30, 2010, the Company sold an apartment community with 149 homes located in Orange County, California.
Our long-term strategic plan is to continue achieving greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been seeking to expand our interests in communities located in the Boston, California, Metropolitan D.C., New York, and Washington state markets over the past years. Prospectively, we plan to channel new investments into those markets we believe will provide the best investment returns. Markets will be targeted based upon defined criteria including above average job growth, low single-family home affordability and limited new supply for multifamily housing- three key drivers to strong rental growth.
Capital Expenditures
In conformity with GAAP, we capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.
During the nine months ended September 30, 2011, $35.8 million or $746 per stabilized home was spent on recurring capital expenditures. These include revenue enhancing capital expenditures, exterior/interior upgrades, turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as exterior paint, roofs, siding, parking lots, and asset preservation capital expenditures. In addition, major renovations totaled $23.6 million for the nine months ended September 30, 2011. Total capital expenditures, which in aggregate include recurring capital expenditures and major renovations, of $59.4 million or $1,236 per stabilized home was spent on all of our communities, excluding development and commercial properties, for the nine months ended September 30, 2011.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, condominium conversions and commercial properties, for the nine months ended September 30, 2011 and 2010:

	Total			Per Home
	Nine Months Ended September 30,
	(dollars in thousands)			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Revenue enhancing improvements	$4,987	$12,536	-60.2%	$104	$281	-63.0%
Turnover capital expenditures	9,315	6,902	35.0%	194	155	25.2%
Asset preservation expenditures	21,519	16,151	33.2%	448	362	23.8%

Total recurring capital expenditures	35,821	35,589	0.7%	746	798	-6.5%

Major renovations	23,562	21,248	10.9%	491	476	3.2%

Total capital expenditures	$59,383	$56,837	4.5%	$1,237	$1,274	-3.0%

Repair and maintenance expense	$28,411	$24,521	15.9%	$592	$550	7.6%

Average stabilized home count	48,028	44,619
We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2011 are currently expected to be approximately $1,050 per home.
Development
At September 30, 2011, our development pipeline for wholly-owned communities totaled 1,641 homes with a budget of $524.3 million in which we have a carrying value of $192.9 million. We anticipate the completion of these communities through the fourth quarter of 2013.
Consolidated Joint Ventures
In August 2011, the Company invested in a joint venture with an unaffiliated third party to acquire and redevelop an existing commercial property into a 173 apartment home community in Orange County, California. At closing the Company contributed $9 million and at September 30, 2011, UDR owned a 90% controlling interest in the investment. Under the terms of the operating agreement, our partner is required to achieve certain criteria as it relates to the entitlement process. If the criteria is met on or before 730 days after the site plan application is deemed complete by the city, the Company is obligated to contribute an additional $3 million to the joint venture for distribution to our partner. At the acquisition date, the Company accrued and capitalized $3 million related to the contingent consideration, which represents the difference between fair value of the property of $9.8 million on the formation date and the estimated fair value of the underlying property upon completion of the entitlement process of $12.8 million. The Company estimated the fair value based on Level 3 inputs utilized in a third party valuation.
During the three and nine months ended September 30, 2011, the Company paid $450,000 to acquire from our partner its remaining 2% noncontrolling interests in the 989 Elements, Elements Too, and Bellevue joint ventures. The consideration paid was in excess of the book value of the noncontrolling interest, and is reflected as a reduction of the Company’s equity.
Unconsolidated Joint Ventures
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures consisting of our proportionate share of the net earnings or loss of the joint venture. In addition, we may earn fees for providing management services to the unconsolidated joint ventures. As of September 30, 2011, UDR had investments in the following unconsolidated joint ventures which are accounted for under the equity method of accounting.

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
UDR acquired a weighted average ownership interest of 12.27% in the operating communities and 4.11% in the land parcels for $100.8 million. The initial investment of $100.8 million consisted of $71.8 million in cash, which included associated transaction costs, and a $30 million payable (includes discount of $1 million) to Hanover. UDR agreed to pay the $30 million balance to Hanover in two interest free installments in the amounts of $20 million and $10 million on the first and second anniversaries of the closing, respectively. The $30 million payable was recorded at its present value of $29 million using an effective interest rate of 2.67%. At September 30, 2011 and December 31, 2010, the net carrying value of the payable was $29.7 million and $29.1 million, respectively. Interest expense of $197,000 and $588,000 was recorded during the three and nine months ended September 30, 2011. At September 30, 2011 and December 31, 2010, the Company’s investment was $128.1 million and $122.2 million, respectively.
UDR’s total cost of its equity investment of $100.8 million differed from its proportionate share in the underlying net assets of the UDR/MetLife Partnership of $111.4 million. The difference of $10.6 million was attributable to certain assets and adjustments were allocated to UDR’s proportionate share in the UDR/MetLife Partnership’s buildings of $8.4 million, land of $3.9 million, and ($1.6 million) of lease intangible assets. With the exception of land, the difference related to buildings is amortized and recorded as a component of loss from unconsolidated entities over 45 years and the difference related to lease intangible assets is amortized and recorded as a component of loss from unconsolidated entities over 11 months with the offset to the Company’s carrying value of its equity investment. During the three and nine months ended September 30, 2011, the Company recorded $396,000 and $1.2 million of amortization, respectively.
In connection with the purchase of Hanover’s interests in the UDR/MetLife Partnership, UDR agreed to indemnify Hanover from liabilities from Hanover’s guaranty of $506 million in loans ($156 million outstanding at September 30, 2011) which are secured by a security interest in the operating communities subject to the loans. The loans are to the sub-tier partnerships which own the 26 operating communities. The Company anticipates that the balance of these loans will be refinanced by the UDR/MetLife Partnership over the next twelve months.
In October 2010, the Company entered into a joint venture with an affiliate of Hanover to develop a 240-home community in Stoughton, Massachusetts. At September 30, 2011 and December 31, 2010, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $10 million. Our investment at September 30, 2011 and December 31, 2010 was $17.3 million and $10.3 million, respectively.
In May 2011, the Company entered into a joint venture with an affiliate of Hanover to develop a 263-home community in San Diego, California. At September 30, 2011 and at closing, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $9.9 million. Our investment at September 30, 2011 was $11.1 million.
In June 2011, the UDR/MetLife Partnership sold a parcel of land to a joint venture, which the Company entered into with an affiliate of Hanover to develop a 256-home community in College Park, Maryland. At September 30, 2011 and at closing, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $7.1 million. Our investment at September 30, 2011 was $7.6 million.
UDR is a partner with an unaffiliated third party, which formed a joint venture for the investment of up to $450 million in multifamily properties located in key, high barrier to entry markets. The partners will contribute equity of $180 million of which the Company’s maximum equity will be 30% or $54 million when fully invested. In 2010, the joint venture acquired its first property (151 homes), and in August 2011, it acquired its second property (217 homes) in Metropolitan Washington, D. C. At September 30, 2011 and December 31, 2010, the Company owned a 30% interest in the joint venture. Our investment at September 30, 2011 and December 31, 2010 was $15.3 million and $5.2 million, respectively.

UDR is a partner with an unaffiliated third party which owns and operates 10 operating properties located in Texas (3,992 homes). UDR contributed cash and a property equal to 20% of the fair value of the properties. The unaffiliated member contributed cash equal to 80% of the fair value of the properties comprising the joint venture, which was then used to purchase the nine operating properties from UDR. Our initial investment was $20.4 million. Our investment at September 30, 2011 and December 31, 2010 was $7.8 million and $10.3 million, respectively.
For additional information regarding these joint ventures, see Note 5, Joint Ventures, in the Consolidated Financial Statements of UDR, Inc. included in this Report.
Financing Activities
For the nine months ended September 30, 2011, our net cash provided by financing activities was $907.9 million compared to $325.5 million for the comparable period of 2010.
The following significant financing activities occurred during the nine months ended September 30, 2011:
•	repaid $222.8 million of secured debt. The $222.8 million of secured debt includes $187.4 million of construction loans, repayment of $13.3 million in tax exempt bonds, repayment of $2.0 million of credit facilities and $20.1 million of mortgage payments;
•	received proceeds of $30.5 million from secured debt financings. The $30.5 million includes $25.5 million in variable rate mortgages and $5.0 million in fixed rate mortgages;
•	net borrowings of $330.3 million were applied toward the Company’s $600 million revolving credit facility;
•	certain holders submitted their outstanding 4.00% Convertible Senior Notes due 2035 to the Company for redemption. As a result, we repurchased notes with a notional value of $10.8 million, representing approximately 6.44% of the $167.8 million in aggregate principal amount outstanding, and expensed $207,000 of unamortized financing costs during the three months ended March 31, 2011. On March 2, 2011 the Company called the remaining outstanding notes with a notional value of $156.9 million. The notes were redeemed on April 4, 2011 and unamortized financing costs of $3.0 million were written off;
•	repaid $97.1 million on our 3.625% Convertible Senior Notes due September 2011.
•	issued $300 million in 4.25% Medium Term Notes due 2018;

•	in September 2009, the Company initiated an “At the Market” equity distribution program pursuant to which we may sell up to 15 million shares of common stock from time to time to or through sales agents, by means of ordinary brokers’ transactions on the New York Stock Exchange at prevailing market prices at the time of sale, or as otherwise agreed with the applicable agent. During the nine months ended September 30, 2011, we sold 4,395,601 shares of common stock through this program for aggregate gross proceeds of approximately $104.5 million at a weighted average price per share of $23.78. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $2.1 million, were approximately $102.4 million;
•	in March 2011, the Company entered into a new equity distribution agreement pursuant to which the Company may offer and sell up to 20 million shares of its common stock over time to or through its sales agents by means of ordinary brokers’ transactions on the New York Stock Exchange at prevailing market prices at the time of sale, or as otherwise agreed with the applicable agent. During the three months ended September 30, 2011, we sold 1,720,999 shares of common stock through this program for aggregate gross proceeds of approximately $43.7 million at a weighted average price per share of $25.41. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $875,000, were approximately $42.9 million. During the nine months ended September 30, 2011, we sold 10,800,343 shares of common stock through this program for aggregate gross proceeds of approximately $271.3 million at a weighted average price per share of $25.12. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $5.5 million, were approximately $265.8 million.
•	in July 2011, the Company closed on a public offering of 20,700,000 shares of its common stock, including 2,700,000 shares sold as a result of the underwriters’ exercise of their overallotment option in full at the closing, at a price of $25.00 per share, for net proceeds of approximately $496.3 million after underwriting discounts and commissions and estimated offering expenses.

Credit Facilities
As of September 30, 2011, we have secured credit facilities with Fannie Mae with an aggregate commitment of $1.4 billion with $1.2 billion outstanding. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. We have $895.2 million of the funded balance fixed at a weighted average interest rate of 5.32% and the remaining balance on these facilities is currently at a weighted average variable rate of 1.61%.
As of September 30, 2011, we had a $600 million unsecured revolving credit facility. On October 25, 2011, the Company entered into a new $900 million unsecured revolving credit facility, replacing our $600 million facility. The new facility has an initial term of four years and includes a one-year extension option, and contains an accordion feature that allows us to increase the facility to $1.35 billion. Based on the Company’s current credit ratings, the credit facility carries an interest rate equal to LIBOR plus a spread of 122.5 basis points and a facility fee of 22.5 basis points.
The Fannie Mae credit facilities and the bank revolving credit facility are subject to customary financial covenants and limitations.
Derivative Instruments
As part of UDR’s overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. UDR’s derivative transactions used for interest rate risk management include interest rate swaps with indexes that relate to the pricing of specific financial instruments of UDR. We believe that we have appropriately controlled our interest rate risk through the use of derivative instruments to minimize any unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three months ended September 30, 2011 (see Note 11, Derivatives and Hedging Activity in the Consolidated Financial Statements of UDR, Inc. included in this Report).
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

The following table outlines our FFO calculation and reconciliation to GAAP for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income/(loss) attributable to UDR, Inc.	$(13,251)	$(23,766)	$(26,475)	$(74,443)

Distributions to preferred stockholders	(2,308)	(2,368)	(7,003)	(7,119)
Real estate depreciation and amortization, including discontinued operations	96,554	75,591	271,830	221,524
Non-controlling interest	(535)	(839)	(1,058)	(2,828)
Real estate depreciation and amortization on unconsolidated joint ventures	2,956	1,215	8,648	3,375
Net gain on the sale of depreciable property in discontinued operations, excluding RE3	(11,364)	(3,878)	(55,172)	(3,999)
(Premium)/discount on preferred stock repurchases, net	—	—	(175)	25

Funds from operations (“FFO”) — basic	$72,052	$45,955	$190,595	$136,535

Distribution to preferred stockholders — Series E (Convertible)	931	932	2,793	2,794

Funds from operations — diluted	$72,983	$46,887	$193,388	$139,329

FFO per common share — basic	$0.32	$0.27	$0.94	$0.82

FFO per common share — diluted	$0.32	$0.27	$0.93	$0.81

Weighted average number of common shares and OP Units outstanding — basic	222,051	171,019	202,711	166,691
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	227,243	176,480	207,854	171,936
In the computation of diluted FFO, OP Units, unvested restricted stock, stock options, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive; therefore, they are included in the diluted share count.
RE3 is our subsidiary whose activities include development and land entitlement. RE3 tax benefits and gain on sales, net of taxes, is defined as net sales proceeds less a tax provision and the gross investment basis of the asset before accumulated depreciation. To determine whether gains from RE3 will be included in FFO, the Company considers whether the operating asset has been a short term investment. We consider FFO with RE3 tax benefits and gain on sales, net of taxes, to be a meaningful supplemental measure of performance because the short-term use of funds produce a profit that differs from the traditional long-term investment in real estate for REITs.

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Weighted average number of common shares and OP units outstanding basic	222,051	171,019	202,711	166,691
Weighted average number of OP units outstanding	(8,235)	(5,616)	(6,988)	(5,850)

Weighted average number of common shares outstanding - basic per the Consolidated Statements of Operations	213,816	165,403	195,723	160,841

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	227,243	176,480	207,854	171,936
Weighted average number of OP units outstanding	(8,235)	(5,616)	(6,988)	(5,850)
Weighted average incremental shares from assumed conversion of stock options	(1,347)	(1,733)	(1,310)	(1,591)
Weighted average incremental shares from unvested restricted stock	(809)	(692)	(797)	(618)
Weighted average number of Series E preferred shares outstanding	(3,036)	(3,036)	(3,036)	(3,036)

Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	213,816	165,403	195,723	160,841

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

	Nine Months Ended
	September 30,
	2011	2010

Net cash provided by operating activities	$182,921	$157,489
Net cash used in investing activities	(1,086,784)	(478,848)
Net cash used provided by financing activities	907,859	325,481
Results of Operations
The following discussion includes the results of both continuing and discontinued operations for the periods presented.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $15.6 million ($.07 per diluted share) for the three months ended September 30, 2011 as compared to $26.1 million ($0.16 per diluted share) for the comparable period in the prior year. The decrease in net loss attributable to common stockholders for the three months ended September 30, 2011 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:
•	an increase in our net operating income primarily due to community acquisitions; and

•	an increase in net gain on the sale of depreciable property primarily related to the disposition of two communities in September 2011.

These were partially offset by:
•	an increase in depreciation expense primarily due to the Company’s acquisition of three operating communities in the third quarter of 2011, five operating communities in the second quarter of 2011 and five operating communities in the third quarter of 2010, and the completion of redevelopment and development communities during 2010.
Net loss attributable to common stockholders was $33.7 million ($0.17 per diluted share) for the nine months ended September 30, 2011 as compared to $81.5 million ($0.51 per diluted share) for the comparable period in the prior year. The decrease in net loss attributable to common stockholders for the nine months ended September 30, 2011 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:
•	an increase in our net operating income primarily due to community acquisitions; and
•	an increase in net gain on the sale of depreciable property primarily related to the disposition of nine communities during the nine months ended September 30, 2011.
These were partially offset by:
•	an increase in depreciation expense primarily due to the Company’s acquisition of three operating communities in the third quarter of 2011, five operating communities in the second quarter of 2011 and five operating communities in the third quarter of 2010, and the completion of redevelopment and development communities during 2010.
Apartment Community Operations
Our net operating income is primarily generated from the operation of our apartment communities. The following table summarizes the operating performance of our total apartment portfolio which includes discontinued operations and excludes commercial operating income and expense for each of the periods presented (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	% Change	2011	2010	% Change

Property rental income	$187,137	$157,630	18.7%	$529,774	$459,915	15.2%
Property operating expense (a)	(63,730)	(56,688)	12.4%	(180,421)	(162,762)	10.8%

Property net operating income (“NOI”)	$123,407	$100,942	22.3%	$349,353	$297,153	17.6%

(a)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of property NOI to net loss attributable to UDR as reflected, for both continuing and discontinued operations, for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Property net operating income	$123,407	$100,942	$349,353	$297,153
Other income	4,106	2,086	7,027	4,152
Non-property income	5,229	2,202	12,620	7,575
Real estate depreciation and amortization	(96,554)	(75,591)	(271,830)	(221,524)
Interest expense	(40,079)	(38,257)	(118,642)	(113,068)
General and administrative and property management	(17,157)	(16,403)	(50,312)	(44,739)
Other depreciation and amortization	(983)	(1,224)	(3,012)	(3,755)
Other operating expenses	(1,539)	(1,403)	(4,540)	(4,342)
Loss from unconsolidated entities	(1,580)	(835)	(4,260)	(2,757)
Redeemable non-controlling interests in OP	581	870	1,192	2,939
Non-controlling interests	(46)	(31)	(134)	(111)
Net gain on sale of properties	11,364	3,878	56,063	4,034

Net loss attributable to UDR, Inc.	$(13,251)	$(23,766)	$(26,475)	$(74,443)

Same Communities
Our same community properties (those acquired, developed, and stabilized prior to July 1, 2010 and held on September 30, 2011) consisted of 39,567 apartment homes and provided 74% of our total property NOI for the three months ended September 30, 2011.
NOI for our same community properties increased 7.0% or $6.0 million for the three months ended September 30, 2011 compared to the same period in 2010. The increase in property NOI was attributable to a 5.0% or $6.4 million increase in property rental income, which was partially offset by a 1.1% or $474,000 increase in operating expenses. The increase in revenues was primarily driven by a 4.7% or $5.9 million increase in rental rates and a 19.2% or $1.2 million increase in reimbursement and fee income, partially offset by an 8.8% or $433,000 increase in vacancy loss. Physical occupancy increased 0.1% to 95.6% and total monthly income per occupied home increased 4.9% to $1,201.
The increase in property operating expenses was primarily driven by a 6.2% or $470,000 increase in utilities and a 4.7% or $597,000 increase in real estate taxes. These increases were partially offset by a decrease of 4.9% or $562,000 in personnel costs.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 66.6% for the three months ended September 30, 2011 as compared to 65.3% for the comparable period in 2010.
Our same community properties (those acquired, developed, and stabilized prior to January 1, 2010 and held on September 30, 2011) consisted of 39,030 apartment homes and provided 75% of our total property NOI for the nine months ended September 30, 2011.
NOI for our same community properties increased 4.8% or $12.1 million for the nine months ended September 30, 2011 compared to the same period in 2010. The increase in property NOI was attributable to a 3.7% or $14.2 million increase in property rental income, which was partially offset by a 1.6% or $2.1 million increase in operating expenses. The increase in revenues was primarily driven by a 3.6% or $13.3 million increase in rental rates and a 9.1% or $2.6 million increase in reimbursement and fee income. This increase was partially offset by a 10.1% or $1.4 million increase in vacancy loss and a 19.4% or $308,000 increase of bad debt write offs. Physical occupancy decreased 0.1% to 95.6% and total monthly income per occupied home increased 3.8% to $1,178.

The increase in property operating expenses was primarily driven by a 4.9% or $1.0 million increase in utilities expense, a 6.7% or $457,000 increase in insurance costs, a 1.8% or $386,000 increase in repair and maintenance, and a 2.4% or $191,000 increase in administrative and marketing expenses.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 66.5% for the nine months ended September 30, 2011 as compared to 65.8% for the comparable period in 2010.
Non-Mature/Other Communities
The remaining $32.7 million or 26% and $86.4 million and 25% of our total NOI during the three and nine months ended September 30, 2011 was generated from our “non-mature communities.” UDR’s non-mature communities consist of communities that do not meet the criteria to be included in same communities, which includes communities developed or acquired, redevelopment properties, sold properties, non-apartment components of mixed use properties, properties classified as real estate held for disposition and condominium properties. For the three and nine months ended September 30, 2011, we recognized NOI from our developments of $4.5 million and $12.9 million, NOI from our sold or held for sale communities of $1.8 million and $10.5 million, NOI from acquired communities of $13.6 million and $31.4 million, and NOI from redeveloped properties of $11.1 million and $26.6 million.
Other Income
During the nine months ended September 30, 2011, the Company sold marketable securities for $3.5 million, resulting in a gain of $3.1 million, which is included in other income. The Company also sold its cost investment in a privately held company for $3.6 million resulting in a gain of $2.6 million, which is included in other income. For the three months and nine months ended September 30, 2011 and 2010, other income on continuing operations includes fees earned from the Company’s joint ventures of $2.5 million and $6.4 million and $453,000 and $1.5 million, respectively. Other income on continuing operations for the three and nine months ended September 30, 2010 also includes interest income and discount amortization from an interest in a convertible debt security of $957,000 and $2.9 million. The nine months ended September 30, 2010 also includes $2.1 million, of which $1.8 million is included in discontinued operations, for a recovery from real estate tax accruals.
Real Estate Depreciation and Amortization
For the three and nine months ended September 30, 2011, real estate depreciation and amortization on both continuing and discontinued operations increased 27.7% or $21.0 million and 22.7% and $50.3 million, respectively, as compared to the comparable periods in 2010. The increases in depreciation and amortization for the three and nine months ended September 30, 2011 are primarily the result of acquisitions of three apartment communities during the third quarter of 2011, five apartment communities during the second quarter of 2011, acquisitions of five apartment communities during the third quarter of 2010, development and redevelopment activity during 2011 and 2010, and additional capital expenditures. As part of the Company’s acquisition activity a portion of the purchase price is attributable to the fair value of intangible assets which are typically amortized over a period of less than one year.
Interest Expense
For the three months ended September 30, 2011, interest expense on both continuing and discontinued operations increased 4.8% or $1.8 million and 4.9% or $5.6 million as compared to the comparable period in 2010. This increase in interest expense was primarily due to slightly higher debt balances. The increase during the nine months ended September 30, 2011 compared to the comparable period in 2010 was also attributable to the write off of $4.0 million of deferred financing costs related to the prepayment of debt.

General and Administrative
For the three months ended September 30, 2011, general and administrative expense did not significantly change as compared to the comparable period in 2010. For the nine months ended September 30, 2011, general and administrative expenses increased 11.2% or $3.6 million as compared to the same period in 2010. The increase was primarily due to an increase in acquisition costs related to the Company’s acquisitions of eight operating communities during the nine months ended September 30, 2011.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, the majority of our leases are for a term of fourteen months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three months and nine months ended September 30, 2011.
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
In connection with the purchase of Hanover’s interests in the UDR/MetLife Partnership, UDR agreed to indemnify Hanover from liabilities from Hanover’s guaranty of $506 million in loans ($156  million outstanding at September 30, 2011) which are secured by a security interest in the operating communities subject to the loan. The loans are to the sub-tier partnerships which own the 26 operating communities. The Company anticipates that the balance of these loans will be refinanced by the UDR/MetLife Partnership over the next twelve months.
We do not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

UNITED DOMINION REALTY, L.P.:
Business Overview
United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”), is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act (as amended from time to time, or any successor to such statute, the “Act”). The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At September 30, 2011, the Operating Partnership’s real estate portfolio included 81 communities located in 9 states plus the District of Columbia, with a total of 24,200 apartment homes.
As of September 30, 2011, UDR owned 110,883 units of our general limited partnership interests and 174,741,015 units of our limited partnership interests (the “OP Units”), or approximately 94.9% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries. We refer to our General Partner together with its consolidated subsidiaries (including us) and the General Partner’s consolidated joint ventures as “UDR” or the “General Partner.”
UDR operates as a self-administered real estate investment trust, or REIT. UDR focuses on owning, acquiring, renovating, developing, and managing apartment communities nationwide. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in September 2003. At September 30, 2011, the General Partner’s consolidated real estate portfolio included 172 communities located in 11 states and the District of Columbia with a total of 49,674 apartment homes. In addition, the General Partner has an ownership interest in 38 communities with 10,108 completed apartment homes through unconsolidated joint ventures.

The following table summarizes our market information by major geographic markets as of September 30, 2011.

		As of September 30, 2011			Three Months Ended		Nine Months Ended
			Percentage	Total	September 30, 2011 (a)		September 30, 2011 (a)
	Number of	Number of	of Total	Carrying	Average	Total Income	Average	Total Income
	Apartment	Apartment	Carrying	Value	Physical	per Occupied	Physical	per Occupied
Same Communities	Communities	Homes	Value	(in thousands)	Occupancy	Home (b)	Occupancy	Home (b)

Western Region
Orange Co, CA	8	2,935	11.6%	$502,107	94.7%	$1,514	95.0%	$1,482
San Francisco, CA	7	1,583	8.6%	369,630	96.7%	2,116	96.9%	2,038
Monterey Peninsula, CA	7	1,565	3.6%	153,625	95.4%	1,135	93.9%	1,103
Los Angeles, CA	3	463	2.9%	124,865	94.7%	1,775	95.4%	1,761
San Diego, CA	3	689	2.3%	100,184	95.4%	1,315	95.5%	1,294
Seattle, WA	5	932	4.8%	207,749	95.3%	1,306	96.3%	1,262
Inland Empire, CA	2	834	2.8%	120,030	93.8%	1,289	94.3%	1,279
Sacramento, CA	2	914	1.6%	68,807	94.0%	891	93.4%	884
Portland, OR	3	716	1.6%	70,263	95.3%	1,012	95.8%	990

Mid-Atlantic Region
Metropolitan DC	7	2,378	12.7%	549,186	96.2%	1,795	96.5%	1,757
Baltimore, MD	5	994	3.4%	146,830	95.6%	1,357	96.0%	1,341

Southeastern Region
Tampa, FL	3	1,154	2.5%	110,290	95.8%	1,045	96.3%	1,033
Nashville, TN	6	1,612	3.0%	128,266	96.6%	886	96.5%	862
Jacksonville, FL	1	400	1.0%	42,532	94.9%	891	94.1%	880
Other Florida	1	636	1.7%	77,021	93.4%	1,232	93.3%	1,213

Southwestern Region
Dallas, TX	2	1,348	4.2%	183,815	96.0%	1,200	96.1%	1,168
Phoenix, AZ	3	914	1.7%	72,585	94.8%	896	95.2%	884

Total/Average Same Communities	68	20,067	70.0%	3,027,785	95.4%	$1,344	95.5%	$1,316

Non Matures, Commercial Properties & Other	13	4,133	30.0%	1,294,676

Total Real Estate Held for Investment	81	24,200	100.0%	4,322,461

Total Accumulated Depreciation				(965,980)

Total Real Estate Owned, Net of Accumulated Depreciation				$3,356,481

(a)	The same community population for the nine months ended September 30, 2011 includes 20,067 homes.

(b)	Total Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.
We report in two segments: Same Communities and Non-Mature/Other Communities. Our Same Communities segment includes those communities acquired, developed, and stabilized prior to July 1, 2010, and held as of September 30, 2011. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months. Our Non-Mature/Other Communities segment includes those communities that were acquired or developed in 2010 or 2011, sold properties, redevelopment properties, properties classified as real estate held for sale, condominium conversion properties, joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties.
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
During the remainder of 2011, the Operating Partnership has approximately $1.8 million of secured debt maturing, inclusive of principal amortization and net of extension rights of $30.9 million. We anticipate that we will repay that debt with operating cash flows, proceeds from borrowings allocated to us under our General Partner’s credit agreements, borrowings from the General Partner, proceeds from sales of properties, or by exercising extension rights on such secured debt, as applicable. The repayment of debt will be recorded as an offset to the “Receivable due from General Partner”.
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
Statements of Cash Flows for the Nine Months Ended September 30, 2011
The following discussion explains the changes in net cash provided by operating activities, and net cash used in investing activities, and provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010.
Operating Activities
For the nine months ended September 30, 2011, net cash flow provided by operating activities was $127.5 million compared to $126.8 million for the comparable period in 2010. The decrease in net cash flow from operating activities was primarily due to changes in operating assets and operating liabilities due to property acquisitions partially offset by an increase in property operating income.
Investing Activities
For the nine months ended September 30, 2011, net cash used in investing activities was $347.5 million compared to $43.8 million for the comparable period in 2010. Changes in the level of investment activities from period to period reflect our strategy as it relates to acquisitions and capital expenditures.

Acquisitions and Dispositions
The Operating Partnership did not acquire or dispose of any communities during the three and nine months ended September 30, 2010.
In April 2011, UDR and the Operating Partnership closed on an acquisition of a 493- home multifamily apartment community referred to as 10 Hanover Square, located in New York, New York. The community was acquired for $259.8 million, which included assumed debt with a fair value of $208.1 million and the issuance of 2,569,606 OP Units of the Operating Partnership. The OP Units were deemed to have a value equal to the greater of $25.00 or the volume weighted average closing price per share of the Company’s common stock for the 10 day period ended on (and including) the date one business day prior to the settlement date. For purchase price accounting purposes, the fair value of these OP units was $24.47 at settlement date.
In April 2011, the Operating Partnership and its General Partner completed a $500 million asset exchange whereby the Operating Partnership acquired two multifamily apartment communities (833 homes) and a parcel of land, and UDR acquired one multifamily apartment community (227 homes). The acquired assets are: 388 Beale in San Francisco, CA (227 homes)-acquired by UDR; 14 North in Peabody, MA (387 homes); and Inwood West in Woburn, MA (446 homes). The communities acquired were valued at $263.0 million representing their estimated fair value. The Company and the Operating Partnership paid $28.1 million of cash and assumed debt with a fair value of $61.7 million. The Operating Partnership sold four multifamily apartment communities (984 homes) and UDR sold two multifamily apartment communities (434 homes) located in California as part of the transaction. The communities are: Crest at Phillips Ranch, Villas at San Dimas, Villas at Bonita, The Arboretum, Rancho Vallecitos and Milazzo.
In August 2011, UDR and the Operating Partnership closed on the acquisition of a 507- home multifamily apartment community referred to as 95 Wall located in New York, New York. The community was acquired for $328.9 million, which included the issuance of 1,802,239 OP Units of the Operating Partnership. The OP Units were deemed to have a value equal to the greater of $25.00 or the volume weighted average closing price per share of the Company’s common stock for the 10-day period ended on (and including) the date one business day prior to the settlement date. For purchase price accounting purposes, the fair value of these OP units was $26.71 at settlement date.
The Operating Partnership’s long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been seeking to expand our interests in communities located in Boston, California, Metropolitan Washington D.C., New York, and the Washington state markets over the past years. Prospectively, we plan to continue to channel new investments into those markets we believe will continue to provide the best investment returns. Markets will be targeted based upon defined criteria including above average job growth, low single-family home affordability and limited, new supply for multifamily housing- three key drivers to strong rental growth.
Financing Activities
For the nine months ended September 30, 2011, our net cash provided by/(used in) financing activities was $223.1 million compared to ($82.5) million for the comparable period of 2010. The increase in cash provided by financing activities was primarily due to advances from the General Partner, which was partially offset by a decrease in the proceeds from the issuance of secured debt and an increase in payments on secured debt.
Credit Facilities
As of September 30, 2011, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $1.4 billion with $1.2 billion outstanding. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at the General Partner’s option. At September 30, 2011, $895.2 million of the funded balance was fixed at a weighted average interest rate of 5.32% and the remaining balance on these facilities was at a weighted average variable rate of 1.61%. At September 30, 2011, $736.9 million of these credit facilities are allocated to the Operating Partnership based on the ownership of the assets securing the debt.

The Operating Partnership is a guarantor on the General Partner’s $250 million term loan due January 2016, $100 million term loan due December 2013, and $300 million of medium-term notes due June 2018. At September 30, 2011 and December 31, 2010, the Operating Partnership guaranteed the General Partner’s unsecured credit facility, with an aggregate borrowing capacity of $600 million. The outstanding balance under the unsecured credit facility was $362.0 million and $31.8 million at September 30, 2011 and December 31, 2010, respectively. On October 25, 2011, the Operating Partnership issued a guarantee in conjunction with a new $900 million unsecured revolving credit facility entered into by our General Partner. The new facility replaces the General Partner’s $600 million facility.
The credit facilities are subject to customary financial covenants and limitations.
Other Guarantees
At September 30, 2011, the Operating Partnership guaranteed certain outstanding securities of UDR, such that the Operating Partnership, as primary obligor and not merely as surety, irrevocably and unconditionally guarantees to each holder of the applicable securities and to the trustee and their successors and assigns under the respective indenture (a) the full and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of UDR under the respective indenture whether for principal of or interest on the securities (and premium, if any), and all other monetary obligations of UDR under the respective indenture and the terms of the applicable securities and (b) the full and punctual performance within the applicable grace periods of all other obligations of UDR under the respective indenture and the terms of the applicable securities.
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $240.4 million in variable rate debt that is not subject to interest rate swap contracts as of September 30, 2011. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $2.4 million based on the balance at September 30, 2011.
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
Results of Operations for the Three and Nine Months Ended September 30, 2011
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, and includes the results of both continuing and discontinued operations for the periods presented.
Net Loss Attributable to OP Unitholders
Net loss attributable to OP unitholders was $6.6 million ($0.04 per OP unit) for the three months ended September 30, 2011 as compared to $6.8 million ($0.04 per OP unit) for the comparable period in the prior year. The decrease in net loss attributable to OP unit holders resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:
•	an increase in net operating income primarily due to community acquisitions; and
•	a decrease in general and administrative expenses.

These changes were partially offset by:
•	an increase in depreciation expense primarily due to the Operating Partnership’s acquisitions of three operating communities in April 2011 and one operating community in August 2011; and

•	an increase in interest expense related to debt assumed on certain acquisitions in April 2011.
Net loss attributable to OP unitholders was $1.2 million ($0.01 per OP unit) for the nine months ended September 30, 2011 as compared to $12.4 million ($0.07 per OP unit), for the comparable period in the prior year. The decrease in net loss attributable to OP unit holders resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:
•	an increase in net operating income primarily due to community acquisitions; and

•	an increase in net gain on the sale of depreciable property primarily related to the disposition of four communities in April 2011.
These changes were partially offset by an increase in depreciation expense primarily due to the Operating Partnership’s acquisitions of three operating communities in April 2011 and one operating community in August 2011.
Apartment Community Operations
Our net income is primarily generated from the operation of our apartment communities.
The following table summarizes the operating performance of our total portfolio for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	% Change	2011	2010	% Change

Property rental income	$99,833	$88,222	13.2%	$285,795	$261,517	9.3%
Property operating expense (a)	(31,059)	(29,937)	3.7%	(91,585)	(86,478)	5.9%

Property net operating income (“NOI”)	$68,774	$58,285	18.0%	$194,210	$175,039	11.0%

(a)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of property NOI to net loss attributable to OP unit holders as reflected, for both continuing and discontinued operations, for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Property net operating income	$68,774	$58,285	$194,210	$175,039
Non-property income	—	—	—	1,849
Real estate depreciation and amortization	(51,906)	(41,674)	(143,289)	(124,797)
Interest	(13,948)	(13,240)	(39,742)	(39,281)
General and administrative and property management	(8,139)	(9,055)	(24,127)	(21,315)
Other operating expenses	(1,398)	(1,179)	(4,203)	(3,940)
Net gain on sale of real estate	17	27	16,055	124
Non-controlling interests	(32)	(9)	(91)	(44)

Net loss attributable to OP unitholders	$(6,632)	$(6,845)	$(1,187)	$(12,365)

Same Store Communities
Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010
Our same store communities (those acquired, developed, and stabilized prior to July 1, 2010 and held on September 30, 2011) consisted of 20,067 apartment homes and provided 76.3% of our total NOI for the three months ended September 30, 2011.
NOI for our same store community properties increased 8.2% or $4.0 million for the three months ended September 30, 2011 compared to the same period in 2010. The increase in property NOI was primarily attributable to a 5.4% or $4.0 million increase in property rental income. The increase in revenues was primarily driven by a 5.0% or $3.6 million increase in rental rates, and a 14.9% or $808,000 increase in reimbursement and fee income. These increases were partially offset by a 8.4% or $246,000 increase in vacancy loss and a 45.6% or $166,000 increase in bad debt write offs. Physical occupancy decreased 0.1% to 95.4% and total income per occupied home increased $70 to $1,344 for the three months ended September 30, 2011 compared to the same period in 2010.
Property operating expenses decreased by 0.1% or $30,000 for the nine months September 30, 2011.
As a result of the percentage changes in property rental income, the operating margin (property net operating income divided by property rental income) was 67.9% for the three months ended September 30, 2011 as compared to 66.2% for the comparable period in 2010.
Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010
Our same store communities (those acquired, developed, and stabilized prior to January 1, 2010 and held on September 30, 2011) consisted of 20,067 apartment homes and provided 79.1% of our total NOI for the nine months ended September 30, 2011.
NOI for our same store community properties increased 5.5% or $8.0 million for the nine months ended September 30, 2011 compared to the same period in 2010. The increase in property NOI was primarily attributable to a 4.1% or $8.9 million increase in property rental income which was partially offset by a 1.3% or $929,000 increase in operating expenses. The increase in revenues was primarily driven by a 3.9% or $8.3 million increase in rental rates, and a 9.7% or $1.5 million increase in reimbursement and fee income. These increases were partially offset by a 11.4% or $939,000 increase in vacancy loss. Physical occupancy decreased 0.2% to 95.5% and total income per occupied home increased $55 to $1,316 for the nine months ended September 30, 2011 compared to the same period in 2010.
The increase in property operating expenses was primarily driven by a 5.2% or $600,000 increase in utilities, a 2.0% or $225,000 increase in repairs and maintenance, a 7.9% or $251,000 increase in insurance costs and a 3.6% or $160,000 increase in administrative and marketing costs. These increases were partially offset by a 1.9% and $453,000 decrease in real estate taxes.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) was 67.7% for the nine months ended September 30, 2011 as compared to 66.8% for the comparable period in 2010.
Non-Mature/Other Communities
Three and nine months Ended September 30, 2011
The remaining $16.3 million or 23.7% and $40.5 million or 20.9% of our total NOI during the three and nine months ended September 30, 2011, respectively, was generated from communities that we classify as “non-mature communities.” The Operating Partnership’s non-mature communities consist of communities that do not meet the criteria to be included in same store communities, which includes communities developed or acquired, redevelopment properties, sold properties, non-apartment components of mixed use properties, properties classified as real estate held for disposition and condominium properties. For the three months ended September 30, 2011, we recognized NOI from our acquired communities of $7.1 million and NOI from our redevelopment properties of $6.1 million. For the nine months ended September 30, 2011, we recognized NOI from our acquired communities of $13.3 million, NOI from our redevelopment properties of $17.7 million, and NOI from our sold properties of $2.9 million.
Real Estate Depreciation and Amortization
For the three and nine months ended September 30, 2011 and 2010, real estate depreciation and amortization from continuing and discontinued operations increased by 24.6% or $10.2 million and 14.8% or $18.5 million, respectively. The increase in depreciation and amortization for the three and nine months ended September 30, 2011 is primarily the result of the acquisitions of three apartment communities during the second quarter of 2011 and one apartment community during the third quarter of 2011. As part of the Company’s acquisition activity a portion of the purchase price is attributable to the fair value of intangible assets which are typically amortized over a period of less than one year.
Interest Expense
For the three and nine months ended September 30, 2011, interest expense from continuing and discontinued operations increased by 5.3% or $708,000 and 1.2% or $461,000, respectively. This increase is primarily due to an increase in secured debt due to acquisitions and an increase in interest rates on secured debt.
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
General and administrative expenses decreased 18.6% or $1.2 million during the three months ended September 30, 2011, and increased 15.2% or $2.1 million during the nine months ended September 30, 2011 as compared to the comparable period in 2010. During the three and nine months ended September 30, 2011, general and administrative expenses include acquisition-related costs of $194,000 and $2.3 million, respectively. The increases, net of these acquisition-related costs, were consistent with the changes in UDR’s general and administrative expenses for the three and nine months ended September 30, 2011.
Income from Discontinued Operations
For the three months ended September 30, 2011, income from discontinued operations did not significantly change. For the nine months ended September 30, 2011 and 2010, we recognized income from discontinued operations for financial reporting purposes of $16.4 million and $1.7 million, respectively. The increase in income from discontinued operations primarily relates to the sale of four apartment communities during the second quarter of 2011.

Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and nine month period ended September 30, 2011 and 2010.
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
See our Annual Report on Form 10-K for the year ended December 31, 2010 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2011, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

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
As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.

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

Continued Economic Weakness Following the Economic Recession that the U.S. Economy Recently Experienced May Materially and Adversely Affect our Financial Condition and Results of Operations. The U.S. economy continues to experience weakness following a severe recession, which has resulted in increased unemployment, decreased consumer spending and a decline in residential and commercial property values. Although it is not clear whether the U.S. economy has fully emerged from the recession, high levels of unemployment have continued to persist. If the economic recovery continues to slow or stalls, we may experience adverse effects on our occupancy levels, our rental revenues and the value of our properties, any of which could adversely affect our cash flow, financial condition and results of operations.
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
We May Experience a Decline in the Fair Value of Our Assets and Be Forced to Recognize Impairment Charges, Which Could Materially and Adversely Impact Our Financial Condition, Liquidity and Results of Operations and the Market Price of UDR’s Common Stock. A decline in the fair value of our assets may require us to recognize an impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we are required to recognize asset impairment charges in the future, these charges could materially and adversely affect our financial condition, liquidity, results of operations and the per share trading price of UDR’s common stock.

Any Material Weaknesses Identified in Our Internal Control Over Financial Reporting Could Have an Adverse Effect on UDR’s Stock Price. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting. If we identify one or more material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on UDR’s stock price.
Our Success Depends on Our Senior Management. Our success depends upon the retention of our senior management, whose continued service is not guaranteed. We may not be able to find qualified replacements for the individuals who make up our senior management if their services should no longer be available to us. The loss of services of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operations.
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
Risks Related to Our Indebtedness and Financings
Insufficient Cash Flow Could Affect Our Debt Financing and Create Refinancing Risk. We are subject to the risks normally associated with debt financing, including the risk that our operating income and cash flow will be insufficient to make required payments of principal and interest, or could restrict our borrowing capacity under our line of credit due to debt covenant restraints. Sufficient cash flow may not be available to make all required principal payments and still satisfy UDR’s distribution requirements to maintain its status as a REIT for federal income tax purposes. In addition, the full limits of our line of credit may not be available to us if our operating performance falls outside the constraints of our debt covenants. We are also likely to need to refinance substantially all of our outstanding debt as it matures. We may not be able to refinance existing debt, or the terms of any refinancing may not be as favorable as the terms of the existing debt, which could create pressures to sell assets or to issue additional equity when we would otherwise not choose to do so. In addition, our failure to comply with our debt covenants could result in a requirement to repay our indebtedness prior to its maturity, which could have an adverse effect on our cash flow, increase our financing costs and impact our ability to make distributions to our stockholders.
Failure to Generate Sufficient Revenue Could Impair Debt Service Payments and Distributions to Stockholders. If our apartment communities do not generate sufficient net rental income to meet rental expenses, our ability to make required payments of interest and principal on our debt securities and to pay distributions to UDR’s stockholders will be adversely affected. The following factors, among others, may affect the net rental income generated by our apartment communities:
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
Disruptions in Financial Markets May Adversely Impact Availability and Cost of Credit and Have Other Adverse Effects on Us and the Market Price of Our Stock. Our ability to make scheduled payments or to refinance debt obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control. During the past few years, the United States stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. The recent downgrade of the U.S. credit rating and the ongoing European debt crisis have contributed to the instability in global credit markets. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for acquisitions, development of our properties and other purposes at reasonable terms, which may negatively affect our business. Additionally, due to this uncertainty, we may be unable to refinance our existing indebtedness or the terms of any refinancing may not be as favorable as the terms of our existing indebtedness. If we are not successful in refinancing this debt when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of UDR’s common or preferred stock. The disruptions in the financial markets have had and may continue to have a material adverse effect on the market value of UDR’s common shares and other adverse effects on us and our business.
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
Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of September 30, 2011, UDR had approximately $510.0 million of variable rate indebtedness outstanding, which constitutes approximately 13% of total outstanding indebtedness as of such date. As of September 30, 2011, the Operating Partnership had approximately $240.4 million of variable rate indebtedness outstanding, which constitutes approximately 19% of total outstanding indebtedness to third parties as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of UDR’s common and preferred stock and debt securities.
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
REITs May Pay a Portion of Dividends in Common Stock. In December 2009, the Internal Revenue Service issued Revenue Procedure 2010-12, which expanded previously issued temporary guidance relating to certain stock distributions made by publicly traded REITs to satisfy their tax-related distribution requirements. This expanded temporary guidance is intended to permit REITs to limit cash distributions in order to maintain liquidity during the current downturn in economic conditions. Under this expanded guidance, for stock dividends declared on or after January 1, 2008 and before December 31, 2012, with respect to a taxable year ending on or before December 31, 2011, the Internal Revenue Service will treat a distribution of stock by a publicly traded REIT, pursuant to certain stockholder elections to receive either stock or cash, as a taxable distribution of property, provided that, among other conditions, (i) the total amount of cash available for distribution is not less than 10% of the aggregate declared distribution, and (ii) if too many stockholders elect to receive cash, each stockholder electing to receive cash will receive a pro rata amount of cash corresponding to its respective entitlement under the declaration, but in no event will any such electing stockholder receive less than 10% of the stockholder’s entire entitlement in money. The amount of such stock distribution will generally be treated as equal to the amount of cash that could have been received instead. If we pay a portion of our dividends in shares of UDR’s common stock pursuant to this temporary guidance, our stockholders may receive less cash than they received in distributions in prior years and the market value of our securities may decline.
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
The Operating Partnership Intends to Qualify as a Partnership, But Cannot Guarantee That It Will Qualify. The Operating Partnership intends to qualify as a partnership for federal income tax purposes at any such time that the Operating Partnership admits additional limited partners other than UDR. If classified as a partnership, the Operating Partnership generally will not be a taxable entity and will not incur federal income tax liability. However, the Operating Partnership would be treated as a corporation for federal income tax purposes if it were a “publicly traded partnership,” unless at least 90% of the Operating Partnership’s income was qualifying income as defined in the Code. A “publicly traded partnership” is a partnership whose partnership interests are traded on an established securities market or are readily tradable on a secondary market (or the substantial equivalent thereof). Although the Operating Partnership’s partnership units are not traded on an established securities market, because of the redemption right, the Operating Partnership’s units held by limited partners could be viewed as readily tradable on a secondary market (or the substantial equivalent thereof), and the Operating Partnership may not qualify for one of the “safe harbors” under the applicable tax regulations. Qualifying income for the 90% test generally includes passive income, such as real property rents, dividends and interest. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. The Operating Partnership may not meet this qualifying income test. If the Operating Partnership were to be taxed as a corporation, it would incur substantial tax liabilities, and UDR would then fail to qualify as a REIT for tax purposes, unless it qualified for relief under certain statutory savings provisions, and our ability to raise additional capital would be impaired.
Risks Related to Our Organization and Ownership of UDR’s Stock
Changes in Market Conditions and Volatility of Stock Prices Could Adversely Affect the Market Price of UDR’s Common Stock. The stock markets, including the New York Stock Exchange (“NYSE”), on which we list UDR’s common stock, have continued to experience significant price and volume fluctuations. As a result, the market price of UDR’s common stock could be similarly volatile, and investors in UDR’s common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect the price per share of UDR’s common stock, including:
•	general market and economic conditions;

•	actual or anticipated variations in UDR’s quarterly operating results or dividends or UDR’s payment of dividends in shares of UDR’s stock;

•	changes in our funds from operations or earnings estimates;

•	difficulties or inability to access capital or extend or refinance existing debt;

•	decreasing (or uncertainty in) real estate valuations;

•	changes in market valuations of similar companies;

•	publication of research reports about us or the real estate industry;

•	the general reputation of real estate investment trusts and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate companies);

•	general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of UDR’s stock to demand a higher annual yield from future dividends;

•	a change in analyst ratings;

•	additions or departures of key management personnel;

•	adverse market reaction to any additional debt we incur in the future;

•	speculation in the press or investment community;

•	terrorist activity which may adversely affect the markets in which UDR’s securities trade, possibly increasing market volatility and causing the further erosion of business and consumer confidence and spending;

•	failure to qualify as a REIT;

•	strategic decisions by us or by our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	failure to satisfy listing requirements of the NYSE;

•	governmental regulatory action and changes in tax laws; and

•	the issuance of additional shares of UDR’s common stock, or the perception that such sales might occur, including under UDR’s at-the-market equity distribution program.
Many of the factors listed above are beyond our control. These factors may cause the market price of shares of UDR’s common stock to decline, regardless of our financial condition, results of operations, business or our prospects.
We May Change the Dividend Policy for UDR’s Common Stock in the Future. The decision to declare and pay dividends on UDR’s common stock, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, funds from operations, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness, the annual distribution requirements under the REIT provisions of the Code, state law and such other factors as our board of directors considers relevant. Any change in our dividend policy could have a material adverse effect on the market price of UDR’s common stock.
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
Unregistered Sales of Equity Securities
From time to time the Company issues shares of the Company’s common stock in exchange for operating partnership units (“OP Units”) tendered to the Operating Partnership, for redemption in accordance with the provisions of the Operating Partnership’s limited partnership agreement. The holders of limited partnership OP Units have the right to require the Operating Partnership to redeem all or a portion of their limited partnership OP units in exchange for a cash payment based on the market value of our common stock at the time of redemption. However, the Operating Partnership’s obligation to pay the cash amount is subject to the prior right of the Company to acquire such OP Units in exchange for either the Cash Amount or the number of shares of the Company’s common stock equal to the number of OP Units being redeemed.
On July 13, 2011, the Company issued 1,998 shares of our common stock upon redemption of OP Units. On September 7, 2011, the Company issued 561 shares of our common stock upon redemption of OP Units. Because these shares of common stock were issued to accredited investors in transactions not involving a public offering, the transaction is exempt from registration under the Securities Act of 1933 in accordance with Section 4(2) of the Securities Act. The Company did not issue any other shares of UDR common stock upon redemption of OP Units during the three months ended September 30, 2011.
On August 31, 2011, the Company and the Operating Partnership closed on the acquisition of a multifamily apartment community referred to as 95 Wall. The community was acquired for $328.9 million, which included the issuance of 1,802,239 OP Units for the contribution of the 95 Wall to the Operating Partnership. The OP Units were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The issuance of the OP Units was not effected using any form of general advertising or general solicitation and the issuance was made to only a qualified investor.

Repurchase of Equity Securities
In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended September 30, 2011.

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part	Shares that May Yet Be
	of Shares	Price per	of Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs (1)

Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510

July 1, 2011 through July 31, 2011	—	—	—	15,032,510
August 1, 2011 through August 31, 2011	—	—	—	15,032,510
September 1, 2011 through September 30 , 2011	—	—	—	15,032,510

Balance as of September 30, 2011	9,967,490	$22.00	9,967,490	15,032,510

(1)	This number reflects the amount of shares that were available for purchase under our 10,000,000 share repurchase program authorized in February 2006 and our 15,000,000 share repurchase program authorized in January 2008.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION
There is no other information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2011, that was not previously disclosed in a Form 8-K.

Item 6.	EXHIBITS
The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc. (registrant)
Date: November 3, 2011	/s/ David L. Messenger
David L. Messenger
Chief Financial Officer and Senior Vice President (duly authorized officer, principal financial officer and chief accounting officer)

United Dominion Realty, L.P. (registrant)
	By:	UDR, Inc., its general partner

Date: November 3, 2011	/s/ David L. Messenger
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

3.4
Articles of Amendment to the Articles of Restatement of UDR, Inc. dated and filed with the State Department of Assessments and Taxation of the State of Maryland on August 30, 2011 (incorporated by reference to Exhibit 3.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the SEC on September 1, 2011.

3.5
Certificate of Limited Partnership of United Dominion Realty, L.P. dated February 19, 2004 (incorporated by reference to Exhibit 3.4 to United Dominion Realty, L.P.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 dated and filed with the SEC on October 15, 2010).

3.6
Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004 (incorporated by reference to Exhibit 10.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.7
First Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated June 24, 2005 (incorporated by reference to Exhibit 10.06 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.8
Second Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated February 23, 2006 (incorporated by reference to Exhibit 10.6 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

3.9
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

Exhibit No.	Description

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

3.15	Amended and Restated Bylaws of UDR, Inc. (as amended through May 12, 2011) (incorporated by reference to Exhibit 3.1 to UDR, Inc.’s Current Report on Form 8-K filed with the SEC on May 13, 2011).

10.1
Underwriting Agreement among UDR, Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and Wells Fargo Securities, LLC, as Representatives of the several underwriters, dated July 13, 2011 (incorporated by reference to Exhibit 1.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the SEC on July 13, 2011).

10.2
ATM Equity OfferingSM Sales Agreement among UDR, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC, dated September 1, 2011 (incorporated by reference to Exhibit 1.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the SEC on September 1, 2011).

10.3
Third Amended and Restated Distribution Agreement among UDR, Inc., United Dominion Realty, L.P., as Guarantor, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and Wells Fargo Securities, LLC, as Agents, dated September 1, 2011, with respect to the issue and sale by UDR, Inc. of its Medium-Term Notes, Series A Due Nine Months or More From Date of Issue (incorporated by reference to Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the SEC on September 1, 2011).

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

101
XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of cash flows of UDR, Inc., (iv) consolidated statements of equity and comprehensive income/(loss) of UDR, Inc., (v) notes to consolidated financial statements of UDR, Inc, (vi) consolidated balance sheets of United Dominion Realty, L.P., (vii) consolidated statements of operations of United Dominion Realty, L.P., (viii) consolidated statements of cash flows of United Dominion Realty, L.P., (ix) consolidated statements of capital and comprehensive income/(loss) of United Dominion Realty, L.P., and (x) notes to consolidated financial statements of United Dominion Realty, L.P.