Form 10-K
period 2011-12-31
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2012-02-27
CIK 74208, 1018254

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
The aggregate market value of the shares of common stock of UDR, Inc. held by non-affiliates on June 30, 2011 was approximately $2.6 billion. This calculation excludes shares of common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 17, 2012 there were 223,340,334 shares of UDR, Inc’s common stock outstanding.
There is no public trading market for the partnership units of United Dominion Realty, L.P. As a result, an aggregate market value of the partnership units of United Dominion Realty, L.P. cannot be determined.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from UDR, Inc.’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 15, 2012.

PAGE
PART I

Item 1. Business	2

Item 1A. Risk Factors	15

Item 1B. Unresolved Staff Comments	28

Item 2. Properties	29

Item 3. Legal Proceedings	31

Item 4. Mine Safety Disclosures	31

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	32

Item 6. Selected Financial Data	35

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 7A. Quantitative and Qualitative Disclosures about Market Risk	66

Item 8. Financial Statements and Supplementary Data	66

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	67

Item 9A. Controls and Procedures	67

Item 9B. Other Information	68

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Item 11. Executive Compensation	69

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	69

Item 13. Certain Relationships and Related Transactions, and Director Independence	69

Item 14. Principal Accountant Fees and Services	69

PART IV

Item 15. Exhibits, Financial Statement Schedules	70

EX-10.42
EX-10.43
EX-12.1
EX-12.2
EX-21
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2
EX-32.3
EX-32.4
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2011 of UDR, Inc. a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company,” “UDR,” or UDR, Inc. refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including the Operating Partnership. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” refer to United Dominion Realty, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership are referred to as “OP Units” and the holders of the OP Units are referred to as “unitholders”. This combined Form 10-K is being filed separately by UDR and the Operating Partnership.
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
As of December 31, 2011, UDR owned 110,883 units of the general partnership interests of the Operating Partnership and 174,749,068 units (or approximately 94.9%) of the limited partnership interests of the Operating Partnership (the “OP Units”). UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities” and “Controls and Procedures” are provided for each of UDR and the Operating Partnership. In addition, certain disclosures in “Business” are separated by entity to the extent that the discussion relates to UDR’s business outside of the Operating Partnership.

PART I
Forward-Looking Statements
This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy, and rental expense growth. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unfavorable changes in the apartment market, changing economic conditions, the impact of inflation/deflation on rental rates and property operating expenses, expectations concerning availability of capital and the stabilization of the capital markets, the impact of competition and competitive pricing, acquisitions, developments and redevelopments not achieving anticipated results, delays in completing developments, redevelopments and lease-ups on schedule, expectations on job growth, home affordability and demand/supply ratio for multifamily housing, expectations concerning development and redevelopment activities, and expectations on occupancy levels. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this Annual Report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. For a further discussion of these and other factors that could impact future results, performance or transactions, see “Item 1A. Risk Factors” elsewhere in this Annual Report.
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
Item 1. BUSINESS
General
UDR is a self administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages multifamily apartment communities generally located in high barrier-to-entry markets located throughout the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. At December 31, 2011, our consolidated apartment portfolio included 163 communities located in 22 markets, with a total of 47,343 completed apartment homes, which are held through our operating partnerships, including the Operating Partnership, our subsidiaries and consolidated joint ventures. In addition, we have an ownership interest in 39 communities containing 10,496 completed apartment homes through unconsolidated joint ventures. At December 31, 2011, the Company is developing seven wholly-owned communities with 2,108 apartment homes, 145 of which have been completed.
At December 31, 2011, the Operating Partnership’s consolidated apartment portfolio included 77 communities located in 17 markets, with a total of 23,160 completed apartment homes. The Operating Partnership owns, operates, acquires, renovates, develops, redevelops, and manages multifamily apartment communities generally located in high barrier-to-entry markets located throughout the United States. During the fiscal year ended December 31, 2011, revenues of the Operating Partnership represented approximately 53% of our total rental revenues.

UDR elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to in this Report as the “Code”. To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our stockholders annually. As a qualified REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent we distribute such net income to our stockholders annually. In 2011, we declared total distributions of $0.80 per common share and paid dividends of $0.77 per common share.

	Dividends
	Declared in	Dividends Paid
	2011	in 2011
First Quarter	$0.185	$0.185
Second Quarter	0.200	0.185
Third Quarter	0.200	0.200
Fourth Quarter	0.215	0.200

Total	$0.800	$0.770

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
As of February 17, 2012, we had 1,652 full-time associates and 98 part-time associates, all of whom were employed by UDR.
Reporting Segments
We report in two segments: Same Communities and Non-Mature/Other Communities. Our Same Communities segment includes those communities acquired, developed, and stabilized prior to January 1, 2010, and held as of December 31, 2011. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not classified as held for sale at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months. Our Non-Mature/Other Communities segment includes those communities that were acquired or developed in 2009, 2010 or 2011, sold properties, redevelopment properties, properties classified as real estate held for sale, condominium conversion properties, joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties. For additional information regarding our operating segments, see Note 15 to UDR’s consolidated financial statements and Note 11 to the Operating Partnership’s consolidated financial statements.
Business Objectives
Our principal business objective is to maximize the economic returns of our apartment communities to provide our stockholders with the greatest possible total return and value. To achieve this objective, we intend to continue to pursue the following goals and strategies:
•	own and operate apartments in markets that have the best growth prospects based on favorable job formation and low home affordability, thus enhancing stability and predictability of returns to our stockholders;
•	manage real estate cycles by taking an opportunistic approach to buying, selling, renovating, and developing apartment communities;
•	empower site associates to manage our communities efficiently and effectively;
•	measure and reward associates based on specific performance targets; and
•	manage our capital structure to help enhance predictability of earnings and dividends.

2011 Highlights
•	We acquired eight operating communities with 3,161 homes located in New York, New York; San Francisco, California; Boston, Massachusetts; and Metropolitan D.C. markets for $1.5 billion. We also acquired three parcels of land for $34.3 million.
•	We entered into a consolidated joint venture to acquire and redevelop a commercial property into a 173- apartment home community in Orange County, California. We also entered into two unconsolidated joint ventures to develop a 263- apartment home community in San Diego, California and a 256- apartment home community in College Park, Maryland.
•	One of our unconsolidated joint ventures acquired two operating communities with 509 homes in the Washington, D.C. market for $237.8 million.
•	We repaid $336.0 million of secured debt. The $336.0 million of secured debt includes $197.5 million of construction loans, repayment of $102.8 million of credit facilities, $22.4 million of mortgage payments, and repayment of $13.3 million in tax exempt bonds.
•	Certain holders submitted their outstanding 4.00% Convertible Senior Notes due 2035 to the Company for repurchase. As a result, we repurchased notes with a notional value of $10.8 million, representing approximately 6.44% of the $167.8 million in aggregate principal amount outstanding, and expensed $207,000 of unamortized financing costs during the three months ended March 31, 2011. On March 2, 2011 the Company called the remaining outstanding notes with a notional value of $156.9 million. The notes were redeemed on April 4, 2011 and unamortized financing costs of $3.0 million were written off.
•	We issued $300 million aggregate principal amount of 4.250% senior unsecured notes due June 2018 under our existing shelf registration statement. Interest is payable semiannually beginning in December 2011. The notes were priced at 98.988% of the principal amount plus accrued interest from May 23, 2011 to yield 4.419% to maturity. The notes are fully and unconditionally guaranteed by the Operating Partnership.
•	We repaid $97.1 million on the maturity of our 3.625% Convertible Senior Notes due September 2011.
•	We entered into a new $900 million unsecured revolving credit facility, replacing the Company’s $600 million credit facility. The Operating Partnership issued a guarantee in connection with the new facility, similar to the guarantee it issued under the prior facility. The new credit facility has an initial term of four years and includes a one-year extension option, and contains an accordion feature that allows the Company to increase the facility to $1.35 billion. Based on the Company’s current credit ratings, the credit facility carries an interest rate equal to LIBOR plus a spread of 122.5 basis points and a facility fee of 22.5 basis points. In 2011, the Company had net borrowings of $389.3 million on its unsecured revolving credit facilities.
•	In September 2009, the Company entered into an equity distribution agreement under which the Company may offer and sell up to 15.0 million shares of its common stock over time to or through its sales agents. During the year ended December 31, 2011, we sold 4,395,601 shares of common stock through an equity distribution agreement for aggregate gross proceeds of approximately $104.5 million at a weighted average price per share of $23.78. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $2.1 million, were approximately $102.4 million, and such proceeds were used for general corporate purposes.
•	We entered into a new equity distribution agreement under which the Company may offer and sell up to 20.0 million shares of its common stock over time to or through its sales agents. During the year ended December 31, 2011, we sold 11,849,079 shares of common stock through this program (of which 419,048 shares were settled subsequent to December 31, 2011) for aggregate gross proceeds of approximately $297.7 million at a weighted average price per share of $25.12. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $6.0 million, were approximately $291.7 million, and such proceeds were used for general corporate purposes. In September 2011, the Company entered into a new equity distribution agreement in connection with filing a new registration statement on Form S-3. The new equity distribution agreement replaced the March 2011 agreement, and no material changes were made to the equity distribution agreement. As of December 31, 2011 8,150,921 shares of common stock may be sold under our equity distribution agreement.

•	We closed on a public offering of 20,700,000 shares of our common stock, including 2,700,000 shares sold as a result of the underwriters’ exercise of their overallotment option in full at the closing, at a price of $25.00 per share, for net proceeds of approximately $496.3 million after underwriting discounts and commissions and estimated offering expenses.
•	We repurchased 141,200 shares of our 6.75% Series G Cumulative Redeemable Preferred Stock for $3.6 million, which is $100,000 more than their liquidation value of $3.5 million.
Other than the following, there were no significant changes to the Operating Partnership’s business during 2011 (the above 2011 highlights relate to UDR or other subsidiaries of UDR):
•	The Operating Partnership acquired four operating communities with 1,833 homes located in the New York, New York and Boston, Massachusetts markets for $761.2 million. In partial consideration for the acquisition of two of these communities, 4,371,845 OP Units were issued.
•	The Operating Partnership issued a guarantee on $300 million of medium-term notes due June 2018 issued by UDR.
•	The Operating Partnership issued a guarantee in conjunction with a $900 million unsecured revolving credit facility entered into by UDR. The facility replaced the General Partner’s $600 million credit facility, which the Operating Partnership had previously guaranteed.
Our Strategies and Vision
We previously announced our vision to be the innovative multifamily public real estate investment trust of choice. We identified the following strategies to guide decision-making and growth:
1.	Strengthen quality of our portfolio

2.	Grow our cash flow to support dividend growth

3.	Increase our balance sheet strength and flexibility

4.	Great place to work and live
Strengthen quality of our Portfolio
We are focused on increasing our presence in markets with favorable job formation, low single-family home affordability, and a favorable demand/supply ratio for multifamily housing. Portfolio decisions consider internal analyses and third-party research, taking into account job growth, multifamily permitting and housing affordability.
For the year ended December 31, 2011, approximately 50.9% of our same store net operating income (“NOI”) was provided by our communities located in California, Metropolitan Washington, D.C., Oregon and Washington state.

Grow our cash flow to support dividend growth
Acquisitions and Dispositions
During 2011, in conjunction with our strategy to strengthen our portfolio, we acquired eight operating communities with 3,161 apartment homes for approximately $1.5 billion. Four of these operating communities, representing 1,833 homes, were acquired by the Operating Partnership for approximately $761.2 million.
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
During 2011, we sold eighteen apartment home communities, of which eight communities were owned by the Operating Partnership.
The following table summarizes our apartment community acquisitions, apartment community dispositions and our consolidated year-end ownership position for the past five years (dollars in thousands):

	2011	2010	2009	2008	2007

Homes acquired	3,161	1,374	289	4,558	2,671
Homes disposed	4,488	149	—	25,684	7,125
Homes owned at December 31	47,343	48,553	45,913	44,388	65,867
Total real estate owned, at cost	$8,074,471	$6,881,347	$6,315,047	$5,831,753	$5,956,481

The following table summarizes our apartment community acquisitions, apartment community dispositions and our year-end ownership position of the Operating Partnership for the past five years (dollars in thousands):

	2011	2010	2009	2008	2007

Homes acquired	1,833	—	—	3,346	943
Homes disposed	2,024	—	—	16,960	4,631
Homes owned at December 31	23,160	23,351	23,351	23,351	36,965
Total real estate owned, at cost	$4,205,298	$3,706,184	$3,640,888	$3,569,239	$2,685,249
Development Activities
The following wholly owned projects were under development as of December 31, 2011:

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(in thousands)	(in thousands)	Per Home	Date

Savoye[2] (Phase II of Vitruvian Park) Addison, TX	347	145	$66,707	$69,000	$198,847	1Q12

Belmont Townhomes Dallas, TX	13	—	1,947	4,175	321,154	2Q12

2400 14th Street Washington, DC	255	—	64,899	126,100	494,510	4Q12

Village at Bella Terra Huntington Beach, CA	467	—	32,202	150,000	300,000	2Q13

Mission Bay San Francisco, CA	315	—	37,679	139,600	443,175	3Q13

Phase III of Vitruvian Park Addison, TX	391	—	18,518	98,350	251,535	3Q13

Los Alisos (formerly Mission Viejo) Mission Viejo, CA	320	—	26,794	87,050	272,031	4Q13

	2,108	145	$248,746	$674,275	$315,168

None of these projects are held by the Operating Partnership.
Redevelopment Activities
During 2011, we continued to redevelop properties in targeted markets where we concluded there was an opportunity to add value. During the year ended December 31, 2011, we incurred $30.0 million in major renovations, which include major structural changes and/or architectural revisions to existing buildings.

Joint Venture Activities
Consolidated joint venture
In August 2011, the Company invested in a consolidated joint venture with an unaffiliated third party to acquire and redevelop an existing commercial property into a 173-apartment home community in Orange County, California. At closing the Company contributed $9.0 million and at December 31, 2011, UDR owned a 90% controlling interest in the investment. Under the terms of the operating agreement, our partner is required to achieve certain criteria as it relates to the entitlement process. If the criteria are met on or before 730 days after the site plan application is deemed complete by the city, the Company is obligated to contribute an additional $3.0 million to the joint venture for distribution to our partner. At the acquisition date, the Company accrued and capitalized $3.0 million related to the contingent consideration, which represents the difference between fair value of the property of $9.8 million on the formation date and the estimated fair value of the underlying property upon completion of the entitlement process of $12.8 million.
Unconsolidated joint ventures
In May 2011, the Company entered into a joint venture to develop a 263-home community in San Diego, California. At December 31, 2011 and at closing, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $9.9 million and our investment at December 31, 2011 was $12.1 million.
In June 2011, one of our existing joint ventures (UDR/MetLife I) sold a parcel of land to a joint venture, in which the Company is a partner, to develop a 256-home community in College Park, Maryland. At December 31, 2011 and at closing, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $7.1 million and our investment at December 31, 2011 was $8.6 million.
UDR is a partner with an unaffiliated third party, which formed a joint venture for the investment of up to $450.0 million in multifamily properties located in key, high barrier to entry markets such as Metropolitan Washington D.C. The partners will contribute equity of $180.0 million of which the Company’s maximum equity will be 30% or $54.0 million when fully invested. In 2011, the joint venture acquired two properties (509 homes). At December 31, 2011, the Company owned a 30% interest in the joint venture. Our investment at December 31, 2011 was $34.1 million.
For additional information regarding these and our other joint ventures, see Note 5, Joint Ventures to the Consolidated Financial Statements of UDR, Inc. in this Report.
The Operating Partnership is not a party to any of the joint venture activities described above.

Increase our balance sheet strength and flexibility
We maintain a capital structure that allows us to seek, and not just react to, opportunities available in the marketplace. We have structured our borrowings to stagger our debt maturities and to be able to opportunistically access both secured and unsecured debt.
Financing Activities
As part of our plan to strengthen our capital structure, we utilized proceeds from debt and equity offerings and refinancings to extend maturities, pay down existing debt and acquire apartment communities. The following is a summary of our major financing activities in 2011.
•	We received proceeds of $30.7 million from secured debt financings. The $30.7 million includes $25.7 million in variable rate mortgages and $5.0 million in fixed rate mortgages.
•	We repaid $336.0 million of secured debt, which includes $197.5 million of construction loans, repayment of $102.8 million of credit facilities, $22.4 million of mortgage payments, and repayment of $13.3 million in tax exempt bonds.
•	Certain holders submitted their outstanding 4.00% Convertible Senior Notes due 2035 to us for repurchase. As a result, we repurchased notes with a notional value of $10.8 million, representing approximately 6.44% of the $167.8 million in aggregate principal amount outstanding, and expensed $207,000 of unamortized financing costs during the three months ended March 31, 2011. On March 2, 2011, the Company called the remaining outstanding notes with a notional value of $156.9 million. The notes were redeemed on April 4, 2011 and unamortized financing costs of $3.0 million were written off.
•	In May 2011, we issued $300 million aggregate principal amount of 4.250% senior unsecured notes due June 2018 under its existing shelf registration statement. Interest is payable semiannually beginning in December 2011. The notes were priced at 98.988 % of the principal amount plus accrued interest from May 23, 2011 to yield 4.419% to maturity. The notes are fully and unconditionally guaranteed by the Operating Partnership.
•	We repaid $97.1 million on our 3.625% Convertible Senior Notes due September 2011.
•	In October 2011, we entered into a $900 million unsecured revolving credit facility, replacing the Company’s $600 million credit facility. The Operating Partnership issued a guarantee in connection with the new credit facility, similar to the guarantee it issued under the prior facility. The new facility has an initial term of four years and includes a one-year extension option, and contains an accordion feature that allows the Company to increase the facility to $1.35 billion. Based on the Company’s current credit ratings, the credit facility carries an interest rate equal to LIBOR plus a spread of 122.5 basis points and a facility fee of 22.5 basis points. In 2011, the Company had net borrowings of $389.3 million on its unsecured revolving credit facilities.
•	In September 2009, we entered into an equity distribution agreement under which we may offer and sell up to 15.0 million shares of its common stock over time to or through its sales agents. During the year ended December 31, 2011, we sold 4,395,601 shares of common stock through an equity distribution agreement for aggregate gross proceeds of approximately $104.5 million at a weighted average price per share of $23.78. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $2.1 million, were approximately $102.4 million.
•	In March 2011, we entered into a new equity distribution agreement under which we may offer and sell up to 20.0 million shares of our common stock over time to or through its sales agents. During the year ended December 31, 2011, we sold 11,849,079 shares of common stock through this program (of which 419,048 shares were settled subsequent to December 31, 2011) for aggregate gross proceeds of approximately $297.7 million at a weighted average price per share of $25.12. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $6.0 million, were approximately $291.7 million. In September 2011, we entered into a new equity distribution agreement in connection with filing a new registration statement on Form S-3. The new equity distribution agreement replaced the March 2011 agreement, and no material changes were made to the equity distribution agreement.
•	In July 2011, we closed a public offering of 20,700,000 shares of its common stock, including 2,700,000 shares sold as a result of the underwriters’ exercise of their overallotment option in full at the closing, at a price of $25.00 per share, for net proceeds of approximately $496.3 million after underwriting discounts and commissions and estimated offering expenses.
•	We repurchased 141,200 shares of our 6.75% Series G Cumulative Redeemable Preferred Stock for $3.6 million, which was $100,000 more than their liquidation value of $3.5 million.
Great place to work and live
We continue to make progress on automating our business as a way to drive operating efficiencies and to better meet the changing needs of our residents. Since its launch in January 2009, our residents have been utilizing the resident internet portal on our website. Our residents have access to conduct business with us 24 hours a day, 7 days a week, to pay rent on line and to submit service requests. In July 2010, we completed the roll out of online renewals throughout our entire portfolio. As a result of transforming operations through technology, our residents get the convenience they want, and our operating teams have become more efficient. These improvements in adopting the web as a way to conduct business with us have also resulted in a decline in marketing and advertising costs, improved cash management, and improved capabilities to better manage pricing of our available apartment homes.
In 2011, UDR.com features and functionality were enhanced to increase user engagement and increase lead volume year-over-year, such as, improved photography, enhancements to the online web forms and improved layout of the individual UDR community homepages. In addition to improvements to www.udr.com, we also improved our suite of mobile and tablet devices on the iPhone, iPad and Android platforms. These overall enhancements have contributed to increasing our web visitor traffic to almost 3.1 million visitors (up 31%), almost 2.1 million organic search engine visitors (up 38%), mobile traffic increased 112%, mobile leads generated increased 115% and mobile as a percent of total web traffic was at 22% in Q4 2011. Overall, the UDR.com and mobile initiatives contributed to a 17% year-over-year lead stream increase.

Operating Partnership Strategies and Vision
The Operating Partnership’s long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets and enhance resident and associate service through technology. As a result, the Operating Partnership has sought to expand its interests in communities located in New York, New York; San Francisco, California; Boston, Massachusetts; and Metropolitan D.C. markets over the past years. Prospectively, we plan to continue to channel new investments into those markets we believe will continue to provide the best investment returns. Markets will be targeted based upon defined criteria including above average job growth, low single-family home affordability and limited new supply for multifamily housing- three key drivers to strong rental growth.
Markets and Competitive Conditions
At December 31, 2011, 50.9% of our consolidated same store net operating income and 72.4% of the Operating Partnership’s same store net operating income was generated from apartment homes located in California, Metropolitan Washington D.C., Oregon, and Washington state. We believe that this diversification increases investment opportunity and decreases the risk associated with cyclical local real estate markets and economies, thereby increasing the stability and predictability of our earnings.
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
We believe that, in general, we are well-positioned to compete effectively for residents and investments. We believe our competitive advantages include:
•	a fully integrated organization with property management, development, redevelopment, acquisition, marketing, sales and financing expertise;
•	scalable operating and support systems, which include automated systems to meet the changing electronic needs of our residents and to effectively focus on our Internet marketing efforts;
•	purchasing power;
•	geographic diversification with a presence in 22 markets across the country; and
•	significant presence in many of our major markets that allows us to be a local operating expert.
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
Communities
At December 31, 2011, our apartment portfolio included 163 consolidated communities having a total of 47,343 completed apartment homes and an additional 1,963 apartment homes under development, which included the Operating Partnership’s apartment portfolio of 77 consolidated communities having a total of 23,160 completed apartment homes. The overall quality of our portfolio enables us to raise rents and to attract residents with higher levels of disposable income who are more likely to absorb expenses, such as water and sewer costs, from the landlord to the resident. In addition, it potentially reduces recurring capital expenditures per apartment home, and therefore should result in increased cash flow in the future.
At December 31, 2011, the Company is developing seven wholly-owned communities with 2,108 apartment homes, 145 of which have been completed.
At December 31, 2011, the Company is redeveloping seven wholly-owned communities with 3,123 apartment homes, 467 of which have been completed.
Same Store Community Comparison
We believe that one pertinent quantitative measurement of the performance of our portfolio is tracking the results of our same store community’s net operating income, which is total rental revenue, less rental expenses excluding property management and other operating expenses. Our same store community population are operating communities which we own and have stabilized occupancy, revenues and expenses as of the beginning of the prior year.

For the year ended December 31, 2011, our same store NOI increased by $18.1 million or 5.6% compared to the prior year. The increase in NOI for the 37,869 apartment homes which make up the same store population was driven by an increase in rental rates and fee and reimbursement income, partially offset by an increase in operating expenses and decreased occupancy.
For the year ended December 31, 2011, the Operating Partnership’s same store NOI increased by $11.5 million or 6.2% compared to the prior year. The increase in NOI for the 19,194 apartment homes which make up the same store population was driven by an increase in revenue rental rates, partially offset by an increase in operating expenses and decreased occupancy.
Revenue growth in 2012 may be impacted by general adverse conditions affecting the economy, reduced occupancy rates, increased rental concessions, increased bad debt and other factors which may adversely impact our ability to increase rents.
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
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2011.
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
Executive Officers of the Company
UDR is the sole general partner of the Operating Partnership. The following table sets forth information about our executive officers as of February 17, 2012. The executive officers listed below serve in their respective capacities at the discretion of our Board of Directors.

Name	Age	Office	Since

Thomas W. Toomey	51	Chief Executive Officer, President and Director	2001
Warren L. Troupe	58	Senior Executive Vice President	2008
Harry G. Alcock	49	Senior Vice President — Asset Management	2010
Jerry A. Davis	49	Senior Vice President — Property Operations	2008
David L. Messenger	41	Senior Vice President — Chief Financial Officer	2008
R. Scott Wesson	49	Senior Vice President — Chief Information Officer	2011
Set forth below is certain biographical information about our executive officers.
Mr. Toomey spearheads the vision and strategic direction of the Company and oversees its executive officers. He joined us in February 2001 as President, Chief Executive Officer and Director. Prior to joining us, Mr. Toomey was with Apartment Investment and Management Company (AIMCO), where he served as Chief Operating Officer for two years and Chief Financial Officer for four years. During his tenure at AIMCO, Mr. Toomey was instrumental in the growth of AIMCO from 34,000 apartment homes to 360,000 apartment homes. He has also served as a Senior Vice President at Lincoln Property Company, a national real estate development, property management and real estate consulting company, from 1990 to 1995. He currently serves on the Executive Board of the National Association of Real Estate Investment Trusts (NAREIT), as a member of the Real Estate Roundtable, as a trustee with the Urban Land Institute and as a trustee of the Oregon State University Foundation.

Mr. Troupe oversees all financial, treasury, tax and legal functions of the Company. He joined us in March 2008 as Senior Executive Vice President. In May 2008, he was appointed the Company’s Corporate Compliance Officer and in October 2008 he was named the Company’s Corporate Secretary. Prior to joining us, Mr. Troupe was a partner with Morrison & Forester LLP from 1997 to 2008, where his practice focused on all aspects of corporate finance including, but not limited to, public and private equity offerings, traditional loan structures, debt placements to subordinated debt financings, workouts and recapitalizations. While at Morrison & Forester LLP he represented both public and private entities in connection with merger and acquisition transactions, including tender offers, hostile proxy contests and negotiated acquisitions. He currently is a member of the National Multi Housing Council (NMHC), the Pension Real Estate Association (PREA) and the Urban Land Institute.
Mr. Alcock oversees the Company’s acquisitions, dispositions, redevelopment and asset management. He joined us in December 2010 as Senior Vice President — Asset Management. Prior to joining the company, Mr. Alcock was with AIMCO for over 16 years, serving most recently as Executive Vice President, co-Head of Transactions and Asset Management. He was appointed Executive Vice President and Chief Investment officer in 1999, a position he held through 2007. Mr. Alcock established and chaired the company’s Investment Committee, established the portfolio management function and at various times ran the property debt and redevelopment departments. Prior to the formation of AIMCO, from 1992 to 1994, Mr. Alcock was with Heron Financial and PDI, predecessor companies to AIMCO. From 1988 to 1992 he worked for Larwin Company, a national homebuilder.
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
Mr. Wesson oversees all aspects of the company’s information technology infrastructure and strategy. He joined us in May 2011 as Senior Vice President — Chief Information Officer. Prior to joining the Company, Mr. Wesson was with RealFoundations, a global real estate management consultancy, where he served as Managing Director from 2008 to 2011. From 1997 to 2008 he was with Apartment Investment and Management Company (AIMCO) where he served as Senior Vice President, Chief Investment Officer. He took on the additional role of Chief Strategy Officer for AIMCO in 2006. From 1991 to 1997 Mr. Wesson was with Lincoln Property Company in the role of Vice President of Information Systems. Prior to that time he worked for five years as a District Manager for ADP. Mr. Wesson began his career in Dallas, Texas working as an Analyst for Federated Department Stores.
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
Risks Related to Our Real Estate Investments and Our Operations
Unfavorable Apartment Market and Economic Conditions Could Adversely Affect Occupancy Levels, Rental Revenues and the Value of Our Real Estate Assets. Unfavorable market conditions in the areas in which we operate and unfavorable economic conditions generally may significantly affect our occupancy levels, our rental rates and collections, the value of the properties and our ability to strategically acquire or dispose of apartment communities on economically favorable terms. Our ability to lease our properties at favorable rates is adversely affected by the increase in supply in the multifamily market and is dependent upon the overall level in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, the downturn in the housing market, stock market volatility and uncertainty about the future. Some of our major expenses, including mortgage payments and real estate taxes, generally do not decline when related rents decline. We would expect that declines in our occupancy levels, rental revenues and/or the values of our apartment communities would cause us to have less cash available to pay our indebtedness and to distribute to UDR’s stockholders, which could adversely affect our financial condition and the market value of our securities. Factors that may affect our occupancy levels, our rental revenues, and/or the value of our properties include the following, among others:
•	downturns in the national, regional and local economic conditions, particularly increases in unemployment;

•	declines in mortgage interest rates, making alternative housing more affordable;

•	government or builder incentives which enable first time homebuyers to put little or no money down, making alternative housing options more attractive;

•	local real estate market conditions, including oversupply of, or reduced demand for, apartment homes;

•	declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;

•	changes in market rental rates;

•	our ability to renew leases or re-lease space on favorable terms;

•	the timing and costs associated with property improvements, repairs or renovations;

•	declines in household formation; and

•	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs.
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
We Could Incur Significant Insurance Costs and Some Potential Losses May Not Be Adequately Covered by Insurance. We have a comprehensive insurance program covering our property and operating activities. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, certain types of extraordinary losses which may not be adequately covered under our insurance program. In addition, we will sustain losses due to insurance deductibles, self-insured retention, uninsured claims or casualties, or losses in excess of applicable coverage.
If an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Material losses in excess of insurance proceeds may occur in the future. If one or more of our significant properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our cash flow and ability to make distributions to UDR’s stockholders.
As a result of our substantial real estate holdings, the cost of insuring our apartment communities is a significant component of expense. Insurance premiums are subject to significant increases and fluctuations, which can be widely outside of our control. We insure our properties with insurance companies that we believe have a good rating at the time our policies are put into effect. The financial condition of one or more of our insurance companies that we hold policies with may be negatively impacted resulting in their inability to pay on future insurance claims. Their inability to pay future claims may have a negative impact on our financial results. In addition, the failure of one or more insurance companies may increase the costs to renew our insurance policies or increase the cost of insuring additional properties and recently developed or redeveloped properties.
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
Our Business and Operations Would Suffer in the Event of System Failures. Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war, and telecommunication failures. We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and keeping of records, which may include personal identifying information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. Although we take steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information, such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.
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
The Adoption of Derivatives Legislation by Congress Could Have an Adverse Impact on our Ability to Hedge Risks Associated with our Business. The Dodd-Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities. The Dodd-Frank Act contemplates that most swaps will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk. While we may ultimately be eligible for such exceptions, the scope of these exceptions is currently uncertain, pending further definition through rulemaking proceedings. Although the Dodd-Frank Act includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitively until regulations have been adopted by the SEC and the Commodities Futures Trading Commission. The new legislation and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available hedge counterparties to us.
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
Risks Related to Our Indebtedness and Financings
Insufficient Cash Flow Could Affect Our Debt Financing and Create Refinancing Risk. We are subject to the risks normally associated with debt financing, including the risk that our operating income and cash flow will be insufficient to make required payments of principal and interest, or could restrict our borrowing capacity under our line of credit due to debt covenant restraints. Sufficient cash flow may not be available to make all required principal payments and still satisfy UDR’s distribution requirements to maintain its status as a REIT for federal income tax purposes. In addition, the full limits of our line of credit may not be available to us if our operating performance falls outside the constraints of our debt covenants. We are also likely to need to refinance substantially all of our outstanding debt as it matures. We may not be able to refinance existing debt, or the terms of any refinancing may not be as favorable as the terms of the existing debt, which could create pressures to sell assets or to issue additional equity when we would otherwise not choose to do so. In addition, our failure to comply with our debt covenants could result in a requirement to repay our indebtedness prior to its maturity, which could have an adverse effect on our cash flow, increase our financing costs and impact our ability to make distributions to UDR’s stockholders.
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
Our Debt Level May Be Increased. Our current debt policy does not contain any limitations on the level of debt that we may incur, although our ability to incur debt is limited by covenants in our bank and other credit agreements. We manage our debt to be in compliance with these debt covenants, but subject to compliance with these covenants, we may increase the amount of our debt at any time without a concurrent improvement in our ability to service the additional debt.

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
Failure To Maintain Our Current Credit Ratings Could Adversely Affect Our Cost of Funds, Related Margins, Liquidity, and Access to Capital Markets. Moody’s and Standard & Poor’s, the major debt rating agencies, routinely evaluate our debt and have given us ratings on our senior unsecured debt. These ratings are based on a number of factors, which included their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. Due to changes in market conditions, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity, and access to capital markets.
Disruptions in Financial Markets May Adversely Impact Availability and Cost of Credit and Have Other Adverse Effects on Us and the Market Price of UDR’s Stock. Our ability to make scheduled payments or to refinance debt obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control. During the past few years, the United States stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. The recent downgrade of the U.S. credit rating by Standard & Poor’s and the ongoing European debt crisis have contributed to the instability in global credit markets. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for acquisitions, development of our properties and other purposes at reasonable terms, which may negatively affect our business. Additionally, due to this uncertainty, we may be unable to refinance our existing indebtedness or the terms of any refinancing may not be as favorable as the terms of our existing indebtedness. If we are not successful in refinancing this debt when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of UDR’s common or preferred stock. The disruptions in the financial markets have had and may continue to have a material adverse effect on the market value of UDR’s common shares and other adverse effects on us and our business.
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
A Change in U.S. Government Policy Regarding Fannie Mae or Freddie Mac Could Have a Material Adverse Impact on Our Business. Fannie Mae and Freddie Mac are a major source of financing for secured multifamily rental real estate. We and other multifamily companies depend heavily on Fannie Mae and Freddie Mac to finance growth by purchasing or guaranteeing apartment loans. In September 2008, the U.S. government assumed control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. The Administration has proposed potential options for the future of mortgage finance in the U.S. that could involve the phase out of Fannie Mae and Freddie Mac. While we believe Fannie Mae and Freddie Mac will continue to provide liquidity to our sector, should they discontinue doing so, have their mandates changed or reduced or be disbanded or reorganized by the government, it would significantly reduce our access to debt capital and adversely affect our ability to finance or refinance existing indebtedness at competitive rates and it may adversely affect our ability to sell assets. Uncertainty in the future activity and involvement of Fannie Mae and Freddie Mac as a source of financing could negatively impact our ability to make acquisitions and make it more difficult or not possible for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.
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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of December 31, 2011, UDR had approximately $1.1 billion of variable rate indebtedness outstanding, which constitutes approximately 28% of total outstanding indebtedness as of such date. As of December 31, 2011, the Operating Partnership had approximately $287.0 million of variable rate indebtedness outstanding, which constitutes approximately 24% of total outstanding indebtedness to third parties as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of UDR’s common and preferred stock and debt securities.
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
Risks Related to Tax Laws
We Would Incur Adverse Tax Consequences if UDR Failed to Qualify as a REIT. UDR has elected to be taxed as a REIT under the Code. Our qualification as a REIT requires us to satisfy numerous requirements, some on an annual and quarterly basis, established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. We intend that our current organization and method of operation enable us to continue to qualify as a REIT, but we may not so qualify or we may not be able to remain so qualified in the future. In addition, U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect. Future legislation, new regulations, administrative interpretations or court decisions could adversely affect our ability to qualify as a REIT or adversely affect UDR’s stockholders.
If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, and would not be allowed to deduct dividends paid to UDR’s stockholders in computing our taxable income. Also, unless the Internal Revenue Service granted us relief under certain statutory provisions, we could not re-elect REIT status until the fifth calendar year after the year in which we first failed to qualify as a REIT. The additional tax liability from the failure to qualify as a REIT would reduce or eliminate the amount of cash available for investment or distribution to UDR’s stockholders. This would likely have a significant adverse effect on the value of our securities and our ability to raise additional capital. In addition, we would no longer be required to make distributions to UDR’s stockholders. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and property.
REITs May Pay a Portion of Dividends in Common Stock. In December 2009, the Internal Revenue Service issued Revenue Procedure 2010-12, which expanded previously issued temporary guidance relating to certain stock distributions made by publicly traded REITs to satisfy their tax-related distribution requirements. This expanded temporary guidance is intended to permit REITs to limit cash distributions in order to maintain liquidity during the current downturn in economic conditions. Under this expanded guidance, for stock dividends declared on or after January 1, 2008 and before December 31, 2012, with respect to a taxable year ending on or before December 31, 2011, the Internal Revenue Service will treat a distribution of stock by a publicly traded REIT, pursuant to certain stockholder elections to receive either stock or cash, as a taxable distribution of property, provided that, among other conditions, (i) the total amount of cash available for distribution is not less than 10% of the aggregate declared distribution, and (ii) if too many stockholders elect to receive cash, each stockholder electing to receive cash will receive a pro rata amount of cash corresponding to its respective entitlement under the declaration, but in no event will any such electing stockholder receive less than 10% of the stockholder’s entire entitlement in money. The amount of such stock distribution will generally be treated as equal to the amount of cash that could have been received instead. If we pay a portion of our dividends in shares of UDR’s common stock pursuant to this temporary guidance, UDR’s stockholders may receive less cash than they received in distributions in prior years and the market value of our securities may decline.

Dividends Paid By REITs Generally Do Not Qualify for Reduced Tax Rates. In general, the maximum U.S. federal income tax rate for dividends paid to individual U.S. shareholders is 15% (through 2012). Unlike dividends received from a corporation that is not a REIT, our distributions to individual shareholders generally are not eligible for the reduced rates.
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
REIT Distribution Requirements Limit Our Available Cash. As a REIT, UDR is subject to annual distribution requirements, which limit the amount of cash we retain for other business purposes, including amounts to fund our growth. We generally must distribute annually at least 90% of our net REIT taxable income, excluding any net capital gain, in order for our distributed earnings not to be subject to corporate income tax. We intend to make distributions to UDR’s stockholders to comply with the requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Code.
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
We Could Face Possible State and Local Tax Audits and Adverse Changes in State and Local Tax Laws. As discussed in the risk factors above, because UDR is organized and qualifies as a REIT it is generally not subject to federal income taxes, but it is subject to certain state and local taxes. From time to time, changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we own apartment communities may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional state and local taxes. These increased tax costs could adversely affect our financial condition and the amount of cash available for the payment of distributions to UDR’s stockholders. In the normal course of business, entities through which we own real estate may also become subject to tax audits. If such entities become subject to state or local tax audits, the ultimate result of such audits could have an adverse effect on our financial condition.

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
Qualifying as a REIT Involves Highly Technical and Complex Provisions of the Code. Our qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability to satisfy the REIT income and asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination and for which we will not obtain independent appraisals, and upon our ability to successfully manage the composition of our income and assets on an ongoing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.
Risks Related to Our Organization and Ownership of UDR’s Stock
Changes in Market Conditions and Volatility of Stock Prices Could Adversely Affect the Market Price of UDR’s Common Stock. The stock markets, including the New York Stock Exchange (“NYSE”), on which we list UDR’s common stock, have experienced significant price and volume fluctuations. As a result, the market price of UDR’s common stock could be similarly volatile, and investors in UDR’s common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect the price per share of UDR’s common stock, including:
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
Maryland Law May Limit the Ability of a Third Party to Acquire Control of Us, Which May Not be in UDR’s Stockholders’ Best Interests. Maryland business statutes may limit the ability of a third party to acquire control of us. As a Maryland corporation, we are subject to various Maryland laws which may have the effect of discouraging offers to acquire our Company and of increasing the difficulty of consummating any such offers, even if our acquisition would be in UDR’s stockholders’ best interests. The Maryland General Corporation Law restricts mergers and other business combination transactions between us and any person who acquires beneficial ownership of shares of UDR’s stock representing 10% or more of the voting power without our board of directors’ prior approval. Any such business combination transaction could not be completed until five years after the person acquired such voting power, and generally only with the approval of stockholders representing 80% of all votes entitled to be cast and 66 2 / 3 % of the votes entitled to be cast, excluding the interested stockholder, or upon payment of a fair price. Maryland law also provides generally that a person who acquires shares of our equity stock that represents 10% (and certain higher levels) of the voting power in electing directors will have no voting rights unless approved by a vote of two-thirds of the shares eligible to vote.

Limitations on Share Ownership and Limitations on the Ability of UDR’s Stockholders to Effect a Change in Control of Our Company Restricts the Transferability of UDR’s Stock and May Prevent Takeovers That are Beneficial to UDR’s Stockholders. One of the requirements for maintenance of our qualification as a REIT for U.S. federal income tax purposes is that no more than 50% in value of our outstanding capital stock may be owned by five or fewer individuals, including entities specified in the Code, during the last half of any taxable year. Our charter contains ownership and transfer restrictions relating to UDR’s stock primarily to assist us in complying with this and other REIT ownership requirements; however, the restrictions may have the effect of preventing a change of control, which does not threaten REIT status. These restrictions include a provision that generally limits ownership by any person of more than 9.9% of the value of our outstanding equity stock, unless our board of directors exempts the person from such ownership limitation, provided that any such exemption shall not allow the person to exceed 13% of the value of our outstanding equity stock. Absent such an exemption from our board of directors, the transfer of UDR’s stock to any person in excess of the applicable ownership limit, or any transfer of shares of such stock in violation of the ownership requirements of the Code for REITs, will be considered null and void, and the intended transferee of such stock will acquire no rights in such shares. These provisions of our charter may have the effect of delaying, deferring or preventing someone from taking control of us, even though a change of control might involve a premium price for UDR’s stockholders or might otherwise be in UDR’s stockholders’ best interests.
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
At December 31, 2011, our consolidated apartment portfolio included 163 communities located in 24 markets, with a total of 47,343 completed apartment homes.
We lease approximately 38,000 square feet of office space in Highlands Ranch, Colorado for our corporate headquarters. We also lease an additional 3,000 square feet for a regional office in Richmond, Virginia.
The tables below set forth a summary of real estate portfolio by geographic market of the Company and of the Operating Partnership at December 31, 2011.
SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2011
UDR, INC.

								Average
	Number of	Number of	Percentage of	Carrying			Average	Home Size
	Apartment	Apartment	Carrying	Value	Encumbrances	Cost per	Physical	Square
	Communities	Homes	Value	(in thousands)	(in thousands)	Home	Occupancy	Feet
WESTERN REGION
Orange County, CA	13	4,254	10.1%	$814,951	$336,153	$191,573	94.9%	835
San Francisco, CA	11	2,436	8.0%	645,240	105,236	264,877	94.3%	833
Los Angeles, CA	6	1,502	5.5%	445,931	166,213	296,891	95.4%	939
Seattle, WA	11	2,165	5.8%	471,410	68,342	217,741	95.8%	882
San Diego, CA	2	366	0.7%	55,679	—	152,131	94.8%	865
Monterey Peninsula, CA	7	1,565	1.9%	154,030	—	98,422	93.8%	724
Inland Empire, CA	2	654	1.3%	100,946	78,325	154,353	94.9%	955
Sacramento, CA	2	914	0.9%	69,058	—	75,556	93.1%	820
Portland, OR	3	716	0.9%	70,383	41,934	98,300	95.5%	918
MID-ATLANTIC REGION
Metropolitan DC	14	4,500	11.2%	907,496	196,232	201,666	96.2%	963
Baltimore, MD	11	2,301	3.7%	300,389	131,794	130,547	96.5%	1,001
Richmond, VA	6	2,211	2.3%	189,470	67,089	85,694	95.9%	966
Norfolk, VA	6	1,438	1.1%	86,194	—	59,940	94.7%	1,016
Boston, MA	4	1,179	3.9%	313,565	85,463	265,958	96.3%	1,097
New York, NY	4	1,916	14.5%	1,171,983	241,094	611,682	96.4%	761
Other Mid-Atlantic	3	844	0.8%	61,393	—	72,741	95.9%	963
SOUTHEASTERN REGION
Tampa, FL	11	3,804	4.2%	336,859	20,561	88,554	95.5%	963
Orlando, FL	11	3,167	3.4%	274,931	85,999	86,811	95.0%	978
Nashville, TN	8	2,260	2.3%	182,764	24,591	80,869	96.3%	933
Jacksonville, FL	5	1,857	2.0%	159,213	—	85,737	94.5%	913
Other Florida	4	1,184	1.4%	113,640	40,133	95,980	93.7%	1,035
SOUTHWESTERN REGION
Dallas, TX	10	3,581	5.1%	415,779	98,273	116,107	95.5%	889
Phoenix, AZ	6	1,744	2.1%	171,782	31,695	98,499	94.6%	970
Austin, TX	2	640	1.2%	98,146	25,079	153,350	91.8%	888

Total Operating Communities	162	47,198	94.3%	7,611,232	1,844,206	$161,262	95.3%	920

Real Estate Under Development (a)	1	145	3.1%	248,746	25,076
Land	—	—	1.6%	125,824	—
Other	—	—	1.0%	88,669	22,271

Total Real Estate Owned	163	47,343	100.0%	$8,074,471	$1,891,553

(a)	The Company is currently developing seven wholly-owned communities with 2,108 apartment homes, 145 of which have been completed.

SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2011
UNITED DOMINION REALTY, L.P.

								Average
	Number of	Number of	Percentage of	Carrying			Average	Home Size
	Apartment	Apartment	Carrying	Value	Encumbrances	Cost per	Physical	(In Square
	Communities	Homes	Value	(In thousands)	(In thousands)	Home	Occupancy	Feet)
WESTERN REGION
Orange County, CA	11	3,899	17.3%	$725,615	$336,153	$186,103	94.9%	812
San Francisco, CA	9	2,185	12.9%	543,953	105,236	248,949	94.0%	809
Los Angeles, CA	3	463	3.0%	125,104	8,663	270,201	95.4%	960
Seattle, WA	5	932	4.9%	208,097	32,044	223,280	96.1%	865
San Diego, CA	2	366	1.3%	55,679	—	152,131	94.8%	865
Monterey Peninsula, CA	7	1,565	3.7%	154,030	—	98,422	93.8%	724
Inland Empire, CA	1	414	1.7%	69,584	54,308	168,077	94.8%	989
Sacramento, CA	2	914	1.6%	69,058	—	75,556	93.1%	820
Portland, OR	3	716	1.7%	70,383	41,934	98,300	95.5%	918
MID-ATLANTIC REGION
Metropolitan DC	8	2,565	13.8%	582,283	98,452	227,011	95.6%	948
Baltimore, MD	5	994	3.5%	147,209	83,682	148,098	95.6%	971
Boston, MA	2	833	4.1%	172,991	60,702	207,672	96.1%	1,120
New York, NY	2	1,000	13.9%	586,529	205,526	586,529	95.6%	687
SOUTHEASTERN REGION
Tampa, FL	3	1,154	2.6%	111,019	—	96,203	96.0%	1,029
Nashville, TN	6	1,612	3.1%	128,836	—	79,923	96.3%	925
Jacksonville, FL	1	400	1.0%	42,692	—	106,730	94.3%	964
Other Florida	1	636	1.8%	77,499	40,133	121,854	93.2%	1,130
SOUTHWESTERN REGION
Dallas, TX	2	1,348	4.4%	184,158	91,117	136,616	95.8%	909
Phoenix, AZ	3	914	1.7%	72,919	31,695	79,781	95.0%	1,000
Austin, TX	1	250	0.9%	37,631	—	150,512	85.5%	883

Total Operating Communities	77	23,160	98.9%	4,165,269	1,189,645	179,848	95.0%	890
Land and other	—	—	1.1%	40,029	—

Total Real Estate Owned	77	23,160	100.0%	$4,205,298	$1,189,645

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
Item 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
UDR, Inc.:
Common Stock
UDR, Inc.’s common stock has been listed on the New York Stock Exchange, or “NYSE”, under the symbol “UDR” since May 7, 1990. The following tables set forth the quarterly high and low sale prices per common share reported on the NYSE for each quarter of the last two fiscal years. Distribution information for common stock reflects distributions declared per share for each calendar quarter and paid at the end of the following month.

	2011			2010
			Distributions			Distributions
	High	Low	Declared	High	Low	Declared

Quarter ended March 31,	$24.42	$22.19	$0.185	$18.26	$14.47	$0.180

Quarter ended June 30,	$26.46	$23.42	$0.200	$21.82	$17.57	$0.180

Quarter ended September 30,	$27.26	$21.18	$0.200	$22.26	$17.93	$0.185

Quarter ended December 31,	$25.67	$20.04	$0.215	$24.10	$20.99	$0.185
On February 17, 2012, the closing sale price of our common stock was $25.73 per share on the NYSE and there were  5,563  holders of record of the 223,340,334 outstanding shares of our common stock.
We have determined that, for federal income tax purposes, approximately 64% of the distributions for 2011 represented ordinary income, 10% represented long-term capital gain, and 26% represented unrecaptured section 1250 gain.
UDR pays regular quarterly distributions to holders of its common stock. Future distributions will be at the discretion of our Board of Directors and will depend on our actual funds from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code, and other factors.
Series E Preferred Stock
The Series E Cumulative Convertible Preferred Stock (“Series E”) has no stated par value and a liquidation preference of $16.61 per share. Subject to certain adjustments and conditions, each share of the Series E is convertible at any time and from time to time at the holder’s option into 1.083 shares of our common stock. The holders of the Series E are entitled to vote on an as-converted basis as a single class in combination with the holders of common stock at any meeting of our stockholders for the election of directors or for any other purpose on which the holders of common stock are entitled to vote. The Series E has no stated maturity and is not subject to any sinking fund or any mandatory redemption. In connection with a special dividend (declared on November 5, 2008), the Company reserved for issuance upon conversion of the Series E additional shares of common stock to which a holder of the Series E would have received if the holder had converted the Series E immediately prior to the record date for this special dividend.
Distributions declared on the Series E for the year ended December 31, 2011 were $1.33 per share or $0.3322 per quarter. The Series E is not listed on any exchange. At December 31, 2011, a total of 2,803,812 shares of the Series E were outstanding.

Series F Preferred Stock
We are authorized to issue up to 20,000,000 shares of our Series F (“Series F”) Preferred Stock. The Series F Preferred Stock may be purchased by holders of our Operating Partnership Units, or OP Units, described below under “Operating Partnership Units,” at a purchase price of $0.0001 per share. OP Unitholders are entitled to subscribe for and purchase one share of the Series F for each OP Unit held. At December 31, 2011, a total of 2,534,846 shares of the Series F were outstanding at a value of $253. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to any other rights, privileges or preferences.
Series G Preferred Stock
In May 2007, UDR issued 5,400,000 shares of our 6.75% Series G Cumulative Redeemable Preferred Stock (“Series G”). The Series G has no stated par value and a liquidation preference of $25 per share. The Series G generally has no voting rights except under certain limited circumstances and as required by law. The Series G has no stated maturity and is not subject to any sinking fund or mandatory redemption and is not convertible into any of our other securities. The Series G is not redeemable prior to May 31, 2012. On or after this date, the Series G may be redeemed for cash at our option, in whole or in part, at a redemption price of $25 per share plus accrued and unpaid dividends. During the year ended December 31, 2011, the Company repurchased 141,200 shares of Series G, for less than the liquidation preference of $25 per share resulting in a loss of $175,000 to our net income attributable to common stockholders. Distributions declared on the Series G for the year ended December 31, 2011 was $1.69 per share. The Series G is listed on the NYSE under the symbol “UDRPrG”. At December 31, 2011, a total of 3,264,362 shares of the Series G were outstanding.
Distribution Reinvestment and Stock Purchase Plan
We have a Distribution Reinvestment and Stock Purchase Plan under which holders of our common stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of our common stock. Stockholders who do not participate in the plan continue to receive distributions as and when declared. As of February 17, 2012, there were approximately  2,607  participants in the plan.
United Dominion Realty, L.P.:
Operating Partnership Units
There is no established public trading market for United Dominion Realty, L.P.’s Operating Partnership Units. From time to time we issue shares of our common stock in exchange for OP Units tendered to the Operating Partnership, for redemption in accordance with the provisions of the Operating Partnership’s limited partnership agreement. At December 31, 2011, there were 184,281,253 OP Units outstanding in the Operating Partnership, of which 174,859,951 OP Units or 94.9% were owned by UDR and 9,421,302 OP Units or 5.1% were owned by limited partners. Under the terms of the Operating Partnership’s limited partnership agreement, the holders of OP Units have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the holder in exchange for a cash payment based on the market value of our common stock at the time of redemption. However, the Operating Partnership’s obligation to pay the cash amount is subject to the prior right of the Company to acquire such OP Units in exchange for either the cash amount or the number of shares of our common stock equal to the number of OP Units being redeemed. During 2011, we issued a total of 12,511 shares of common stock upon redemption of OP Units.
Purchases of Equity Securities
In February 2006, UDR’s Board of Directors authorized a 10,000,000 share repurchase program. In January 2008, UDR’s Board of Directors authorized a new 15,000,000 share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended December 31, 2011.

The following table set forth certain information regarding our common stock repurchases during the quarter ended December 31, 2011.

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part	Shares that May Yet Be
	of Shares	Price per	of Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs (1)

Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510

October 1, 2011 through October 31, 2011	—	—	—	15,032,510
November 1, 2011 through November 30, 2011	—	—	—	15,032,510
December 1, 2011 through December 31, 2011	—	—	—	15,032,510

Balance as of December 31, 2011	9,967,490	$22.00	9,967,490	15,032,510

(1)	This number reflects the amount of shares that were available for purchase under our 10,000,000 share repurchase program authorized in February 2006 and our 15,000,000 share repurchase program authorized in January 2008.
Comparison of Five- year Cumulative Total Returns
The following graph compares the five-year cumulative total returns for UDR common stock with the comparable cumulative return of the NAREIT Equity REIT Index, Standard & Poor’s 500 Stock Index, the NAREIT Equity Apartment Index and the MSCI US REIT Index. Each graph assumes that $100 was invested on December 31 (of the initial year shown in the graph), in each of our common stock and the indices presented. Historical stock price performance is not necessarily indicative of future stock price performance. The comparison assumes that all dividends are reinvested.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
UDR, Inc.	100.00	65.38	53.19	67.84	100.87	111.19
NAREIT Equity Appartment Index	100.00	74.57	55.83	72.81	107.05	123.22
US MSCI REITS	100.00	83.18	51.60	66.36	85.26	92.67
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76
NAREIT Equity REIT Index	100.00	84.31	52.50	67.20	85.98	93.11
The performance graph and the related chart and text, are being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of ours, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 6. SELECTED FINANCIAL DATA
The following tables set forth selected consolidated financial and other information of UDR, Inc. and of the Operating Partnership as of and for each of the years in the five-year period ended December 31, 2011. The table should be read in conjunction with each of UDR, Inc.’s and the Operating Partnership’s respective consolidated financial statements and the notes thereto, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report.

	UDR, Inc.
	Years Ended December 31,
	(In thousands, except per share data
	and apartment homes owned)
	2011	2010	2009	2008	2007
OPERATING DATA:

Rental income (a)	$691,263	$574,084	$547,820	$512,683	$458,159
(Loss)/income from continuing operations (a)	(111,636)	(115,804)	(97,480)	(66,536)	40,008
Income from discontinued operations (a)	132,221	9,216	5,857	810,403	186,722
Consolidated net income/(loss)	20,585	(106,588)	(91,623)	743,867	226,730
Distributions to preferred stockholders	9,311	9,488	10,912	12,138	13,910
Net income/(loss) attributable to common stockholders	10,537	(112,362)	(95,858)	688,708	198,958
Common distributions declared	165,590	126,086	127,066	308,313	177,540
Special Dividend declared	—	—	—	177,074	—

Earnings per share — basic and diluted:
(Loss)/income from continuing operations attributable to common stockholders	$(0.60)	$(0.73)	$(0.68)	$(0.93)	$0.09
Income from discontinued operations (a)	0.66	0.06	0.04	6.22	1.39
Net income/(loss) attributable to common stockholders	0.05	(0.68)	(0.64)	5.29	1.48
Weighted average number of Common Shares outstanding — basic and diluted	201,294	165,857	149,090	130,219	134,016
Weighted average number of Common Shares outstanding, OP Units and Common Stock equivalents outstanding — diluted (b)	214,086	176,900	159,561	142,904	147,199

Common distributions declared	$0.80	$0.73	$0.85	$2.29	$1.22

Balance Sheet Data:
Real estate owned, at cost (c)	$8,074,471	$6,881,347	$6,315,047	$5,831,753	$5,956,481
Accumulated depreciation (c)	1,831,727	1,638,326	1,351,293	1,078,689	1,371,759
Total real estate owned, net of accumulated depreciation (c)	6,242,744	5,243,021	4,963,754	4,753,064	4,584,722
Total assets	6,721,354	5,529,540	5,132,617	5,143,805	4,800,454
Secured debt (c)	1,891,553	1,963,670	1,989,434	1,462,471	1,137,936
Unsecured debt	2,026,817	1,603,834	1,437,155	1,798,662	2,341,895
Total debt	3,918,370	3,567,504	3,426,589	3,261,133	3,479,831
Stockholders’ equity	2,314,050	1,606,343	1,395,441	1,415,989	941,205
Number of Common Shares outstanding	219,650	182,496	155,465	137,423	133,318

	UDR, Inc.
	Years Ended December 31,
	(In thousands, except per share data
	and apartment homes owned)
	2011	2010	2009	2008	2007

OPERATING DATA (continued):
Other Data (c)
Total apartments owned (at end of year)	47,343	48,553	45,913	44,388	65,867
Weighted average number of apartment homes owned during the year	48,531	48,531	45,113	46,149	69,662

Cash Flow Data:
Cash provided by operating activities	$244,236	$214,180	$229,383	$179,754	$269,281
Cash (used in)/provided by investing activities	(1,053,182)	(583,754)	(158,045)	302,304	(90,100)
Cash provided by/(used in) financing activities	811,963	373,075	(78,093)	(472,537)	(178,105)

Funds from Operations (b):
Funds from operations — basic	$269,856	$189,045	$180,858	$204,213	$238,722
Funds from operations — diluted	273,580	192,771	184,582	207,937	242,446

(a)	Reclassified to conform to current year presentation in accordance with ACS Topic 205-20, Presentation of Financial Statements — Discontinued Operations, as described in Note 4 to the Consolidated Financial Statements included in this Report.

(b)	Funds from operations, or FFO, is defined as net income (computed in accordance with generally accepted accounting principles), excluding impairment write-downs of depreciable real estate or of investments in non-consolidated investees that are driven by measurable decreases in the fair value of depreciable real estate held by the investee, gains (or losses) from sales of depreciable property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. This definition conforms with the National Association of Real Estate Investment Trust’s definition issued in April 2002. We consider FFO in evaluating property acquisitions and our operating performance and believe that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of our activities in accordance with generally accepted accounting principles. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

RE3 is our subsidiary that focuses on development, and land entitlement. RE3 tax benefits and gain on sales, net of taxes, is defined as net sales proceeds less a tax provision and the gross investment basis of the asset before accumulated depreciation. To determine whether gains from RE3 will be included in FFO, the Company considers whether the operating asset has been a short term investment. We consider FFO with RE3 tax benefits and gain on sales, net of taxes, to be a meaningful supplemental measure of performance because the short-term use of funds produces a profit that differs from the traditional long-term investment in real estate for REITs.

See “Funds from Operations” below for a reconciliation of FFO and Net income/(loss) attributable to UDR, Inc.

(c)	Includes amounts classified as Held for Sale, where applicable.

United Dominion Realty, L.P.
Years Ended December 31,
(In thousands, except per OP unit data
and apartment homes owned)

	2011	2010	2009	2008	2007
OPERATING DATA:

Rental income (a)	$367,245	$319,089	$322,456	$305,016	$266,387
(Loss)/income from continuing operations (a)	(34,038)	(25,658)	(7,160)	8,045	114,467
Income from discontinued operations	64,267	4,964	3,115	490,863	79,963
Consolidated net income/(loss)	30,229	(20,694)	(4,045)	498,908	194,430
Net income/(loss) attributable to OP unitholders	30,159	(20,735)	(4,176)	497,720	193,688

Earnings per OP unit- basic and diluted:
(Loss)/income from continuing operations (a)	$(0.19)	$(0.14)	$(0.04)	$0.05	$0.69
Income from discontinued operations	0.35	0.03	0.02	2.95	0.48
Net income/(loss) attributable to OP unitholders	0.17	(0.12)	(0.02)	3.00	1.17

Weighted average number of OP units outstanding — basic and diluted	182,448	179,909	178,817	166,163	166,174

Balance Sheet Data:
Real estate owned, at cost (b)	$4,205,298	$3,706,184	$3,640,888	$3,569,239	2,685,249
Accumulated depreciation (b)	976,358	884,083	717,892	552,369	403,092
Total real estate owned, net of accumulated depreciation (b)	3,228,940	2,822,101	2,922,996	3,016,870	2,282,157
Total assets	3,292,167	2,861,395	2,961,067	3,254,851	2,909,707
Secured debt (b)	1,189,645	1,070,061	1,122,198	851,901	594,845
Total liabilities	1,437,665	1,299,772	1,339,319	1,272,101	920,698
Total partners’ capital	2,034,792	2,042,241	2,197,753	2,345,825	2,232,404
Receivable due from General Partner	192,451	492,709	588,185	375,124	254,256
Number of OP units outstanding	184,281	179,909	179,909	166,163	166,163

Other Data:
Total apartments owned (at end of year) (b)	23,160	23,351	23,351	23,351	36,965

Cash Flow Data:
Cash provided by operating activities	$156,071	$146,604	$157,333	$168,660	$212,727
Cash (used in)/provided by investing activities	(226,980)	(59,458)	129,628	81,993	75,069
Cash provided by/(used in) financing activities	70,693	(86,668)	(290,109)	(247,150)	(287,847)

(a)	Reclassified to conform to current year presentation in accordance with ASC Topic 205-20, Presentation of Financial Statements — Discontinued Operations, as described in Note 4 to the Consolidated Financial Statements included in this Report.

(b)	Includes amounts classified as Held for Sale, where applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy, and rental expense growth. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unfavorable changes in the apartment market, changing economic conditions, the impact of inflation/deflation on rental rates and property operating expenses, expectations concerning availability of capital and the stabilization of the capital markets, the impact of competition and competitive pricing, acquisitions, developments and redevelopments not achieving anticipated results, delays in completing developments, redevelopments and lease-ups on schedule, expectations on job growth, home affordability and demand/supply ratio for multifamily housing, expectations concerning development and redevelopment activities, and expectations on occupancy levels.
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
The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements and the accompanying notes for the years ended December 31, 2011, 2010 and 2009 of each of UDR, Inc. and United Domination Realty, L.P.
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
At December 31, 2011, our consolidated real estate portfolio included 163 communities located in 22 markets with a total of 47,343 completed apartment homes and our total real estate portfolio, inclusive of our unconsolidated communities, included an additional 39 communities with 10,400 completed apartment homes.
At December 31, 2011, the Company is developing seven wholly-owned communities with 2,108 apartment homes, 145 of which have been completed.
At December 31, 2011, the Company is redeveloping seven wholly-owned communities with 3,123 apartment homes, 467 of which have been completed.

The following table summarizes our market information by major geographic markets as of December 31, 2011.

					Twelve Months Ended
	As of December 31, 2011				December 31, 2011
			Percentage	Total
	Number of	Number of	of Total	Carrying	Average	Total Income	Net Operating
	Apartment	Apartment	Carrying	Value	Physical	per Occupied	Income
SAME COMMUNITIES	Communities	Homes	Value	(in thousands)	Occupancy	Home (a)	(in thousands)
WESTERN REGION
Orange County, CA	9	3,025	6.5%	$524,771	94.8%	$1,499	$36,546
Seattle, WA	9	1,725	3.8%	306,295	95.5%	1,241	16,746
Monterey Peninsula, CA	7	1,565	1.9%	154,030	93.8%	1,110	13,305
San Francisco, CA	7	1,477	4.5%	364,336	96.7%	2,133	26,940
Los Angeles, CA	5	919	3.6%	293,198	95.6%	1,932	13,376
Sacramento, CA	2	914	0.9%	69,058	93.1%	882	5,973
Portland, OR	3	716	0.9%	70,383	95.5%	998	5,570
Inland Empire, CA	2	654	1.3%	100,946	94.9%	1,379	7,061
San Diego, CA	2	366	0.7%	55,679	94.8%	1,365	3,775

MID-ATLANTIC REGION
Metropolitan DC	10	3,516	8.2%	665,877	96.9%	1,669	46,108
Richmond, VA	6	2,211	2.3%	189,470	95.9%	1,055	19,251
Baltimore, MD	10	2,121	3.2%	254,844	96.5%	1,316	22,759
Norfolk VA	6	1,438	1.1%	86,194	94.7%	980	10,865
Other Mid-Atlantic	3	844	0.8%	61,393	95.9%	1,079	7,410

SOUTHEASTERN REGION
Tampa, FL	11	3,804	4.2%	336,859	95.5%	980	26,309
Orlando, FL	10	2,796	2.8%	224,069	94.9%	916	18,884
Nashville, TN	8	2,260	2.3%	182,764	96.3%	894	14,878
Jacksonville, FL	5	1,857	2.0%	159,213	94.5%	846	11,083
Other Florida	4	1,184	1.4%	113,640	93.7%	1,016	8,215

SOUTHWESTERN REGION
Dallas, TX	8	2,725	3.5%	282,940	96.1%	952	17,341
Phoenix, AZ	5	1,362	1.5%	122,434	94.9%	900	9,076
Austin, TX	1	390	0.7%	60,517	95.8%	1,195	2,978

Total/Average Same Communities	133	37,869	58.1%	4,678,910	95.5%	$1,188	$344,449

Non Matures, Commercial Properties & Other	29	9,329	39.3%	3,146,815
Total Real Estate Held for Invertment	162	47,198	97.4%	7,825,725

Real Estate Under Development (b)	1	145	2.6%	248,746

Total Real Estate Owned	163	47,343	100.0%	8,074,471

Total Accumulated Depreciation				(1,831,727)

Total Real Estate Owned, Net of Accumulated Depreciation				$6,242,744

(a)	Total Income per Occupied Home represents total revenues divided by the product of occupancy and the number of mature apartment homes.

(b)	The Company is currently developing seven wholly-owned communities with 2,108 apartment homes, 145 of which have been completed.
We report in two segments: Same Communities and Non-Mature/Other Communities. Our Same Communities segment includes those communities acquired, developed, and stabilized prior to January 1, 2010, and held as of December 31, 2011. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for sale within the current quarter. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months. Our Non-Mature/Other Communities segment includes those communities that were acquired or developed in 2009, 2010, and 2011, sold properties, redevelopment properties, properties classified as real estate held for sale, condominium conversion properties, joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties.

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
In September 2009, the Company entered into an equity distribution agreement under which the Company may offer and sell up to 15.0 million shares of its common stock over time to or through its sales agents. During the year ended December 31, 2011, we sold 4,395,601 shares of common stock through this program for aggregate gross proceeds of approximately $104.5 million at a weighted average price per share of $23.78. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $2.1 million, were approximately $102.4 million.
In March 2011, the Company entered into a new equity distribution agreement under which the Company may offer and sell up to 20.0 million shares of its common stock over time to or through its sales agents. During the year ended December 31, 2011, we sold 11,849,079 shares of common stock through this program (of which 419,048 shares were settled subsequent to December 31, 2011) for aggregate gross proceeds of approximately $297.7 million at a weighted average price per share of $25.12. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $6.0 million, were approximately $291.7 million. In September 2011, the Company entered into a new equity distribution agreement in connection with filing a new registration statement on Form S-3. The new equity distribution agreement replaced the March 2011 agreement, and no material changes were made to the equity distribution agreement.
In May 2011, the Company issued $300 million aggregate principal amount of 4.250% senior unsecured notes due June 2018 under its existing shelf registration statement. Interest is payable semiannually beginning in December 2011. The notes were priced at 98.988 % of the principal amount plus accrued interest from May 23, 2011 to yield 4.419% to maturity. The notes are fully and unconditionally guaranteed by the Operating Partnership.
In July 2011, the Company closed a public offering of 20,700,000 shares of its common stock, including 2,700,000 shares sold as a result of the underwriters’ exercise of their overallotment option in full at the closing, at a price of $25.00 per share, for net proceeds of approximately $496.3 million after underwriting discounts and commissions and estimated offering expenses.
In October 2011, the Company entered into a $900 million unsecured revolving credit facility, replacing the Company’s $600 million credit facility. The Operating Partnership issued a guarantee in connection with the new credit facility, similar to the guarantee it issued under the prior facility. The new facility has an initial term of four years and includes a one-year extension option, and contains an accordion feature that allows the Company to increase the facility to $1.35 billion. Based on the Company’s current credit ratings, the credit facility carries an interest rate equal to LIBOR plus a spread of 122.5 basis points and a facility fee of 22.5 basis points. As of December 31, 2011, we had $421.0 million of borrowings outstanding under the credit facility leaving $479.0 million of unused capacity (excluding $3.6 million of letters of credit at December 31, 2011).

In January 2012, the Company issued $400 million aggregate principal amount of 4.625% Medium Term Notes due January 2022. Interest is payable semiannually beginning in July 2012. The notes were priced at 99.100% of the principal amount plus accrued interest from January 10, 2012 to yield 4.739% to maturity. The notes are fully and unconditionally guaranteed by the Operating Partnership.
Future Capital Needs
Future development expenditures are expected to be funded through unsecured or secured credit facilities, proceeds from the issuance of equity or debt securities, the sale of properties and to a lesser extent, with cash flows provided by operating activities. Acquisition activity in strategic markets may be funded through joint ventures, by the reinvestment of proceeds from the sale of properties, through the issuance of equity or debt securities, the issuance of operating partnership units, and the assumption or placement of secured and/or unsecured debt.
During 2012, we have approximately $207.8 million of secured debt maturing, inclusive of principal amortization and net of extension rights of $99.0 million, and $99.4 million of unsecured debt maturing. We anticipate repaying that debt with proceeds from our operations, debt and equity offerings, proceeds from the sales of properties, and by exercising extension rights with respect to the secured debt.
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
During 2011, $51.9 million or $1,081 per apartment home was spent on recurring capital expenditures. These include revenue enhancing capital expenditures, exterior/interior upgrades, turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as exterior paint, roofs, siding, parking lots, and asset preservation capital expenditures. In addition, major renovations totaled $30.0 million for the year ended December 31, 2011. Total capital expenditures, which in aggregate include recurring capital expenditures and major renovations, of $81.9 million or $1,706 per home was spent on all of our communities, excluding development and commercial properties, for the year ended December 31, 2011.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, condominium conversions and commercial properties, for the periods presented:

	Year ended December 31,
	(dollars in thousands, except for per apartment homes)
				Per Apartment Home
	2011	2010	% Change	2011	2010	% Change

Revenue enhancing improvements	$7,330	$15,043	-51.3%	$153	$334	-54.2%
Turnover capital expenditures	12,905	9,528	35.4%	269	212	26.9%
Asset preservation expenditures	31,658	22,538	40.5%	659	501	31.6%

Total recurring capital expenditures	51,893	47,109	10.2%	1,081	1,047	3.2%

Major renovations	29,992	30,816	-2.7%	625	685	-8.8%

Total capital expenditures	$81,885	$77,925	5.1%	$1,706	$1,732	-1.5%

Repair and maintenance expense	$37,855	$33,224	13.9%	$789	$738	6.9%

Average stabilized home count	48,005	44,999
We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2012 are currently expected to be approximately $1,150 per apartment home.
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
Real Estate Investment Properties
We purchase real estate investment properties from time to time and record the fair value to various components, such as land, buildings, and intangibles related to in-place leases, based on the fair value of each component. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease-up period. We determine the fair value of in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition. In addition, we consider the cost of acquiring similar leases, the foregone rents associated with the lease-up period, and the carrying costs associated with the lease-up period. The fair value of in-place leases is recorded and amortized as amortization expense over the remaining average contractual lease period.

REIT Status
We are a Maryland corporation that has elected to be treated for federal income tax purposes as a REIT. A REIT is a legal entity that holds interests in real estate and is required by the Code to meet a number of organizational and operational requirements, including a requirement that a REIT must distribute at least 90% of our REIT taxable income (other than our net capital gain) to our stockholders. If we were to fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at the regular corporate rates and may not be able to qualify as a REIT for four years. Based on the net earnings reported for the year ended December 31, 2011 in our Consolidated Statements of Operations we would have incurred immaterial federal and state GAAP income taxes if we had failed to qualify as a REIT.
Statements of Cash Flow
The following discussion explains the changes in net cash provided by operating activities, net cash used in investing, and net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows.
Operating Activities
For the year ended December 31, 2011, our net cash flow provided by operating activities was $244.2 million compared to $214.2 million for 2010. The increase in cash flow from operating activities is primarily due to an increase in property net operating income from our apartment community portfolio, which was partially offset by the increase in operating assets and a decrease in operating liabilities.
For the year ended December 31, 2010, our net cash flow provided by operating activities was $214.2 million compared to $229.4 million for 2009. The decrease in cash flow from operating activities is primarily due to changes in operating assets and operating liabilities, which include accrued restructuring and severance charges. This decrease is partially offset by an increase in property net operating income.
Investing Activities
For the year ended December 31, 2011, net cash used in investing activities was $1.1 billion compared to net cash used in investing activities of $583.8 million for 2010. The change relates to acquisitions of real estate assets and investments in unconsolidated joint ventures, which are discussed in further detail throughout this Report.
For the year ended December 31, 2010, net cash used in investing activities was $583.8 million compared to net cash used in investing activities of $158.0 million for 2009. The change relates to acquisitions of real estate assets and investments in unconsolidated joint ventures, which are discussed in further detail throughout this Report.

Acquisitions
The following table summarizes UDR’s real estate community acquisitions for the year ended December 31, 2011 (dollar amounts in thousands):

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

During the year ended December 31, 2011, the Company also acquired three parcels of land located in Huntington Beach, California; Addison, Texas; and Boston, Massachusetts for a gross purchase price of $34.3 million.
Our long-term strategic plan is to continue achieving greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been seeking to expand our interests in communities located in the New York, New York; San Francisco, California; Boston, Massachusetts; and Metropolitan D.C. markets over the past years. Prospectively, we plan to channel new investments into those markets we believe will provide the best investment returns. Markets will be targeted based upon defined criteria including above average job growth, low single-family home affordability and limited new supply for multifamily housing-three key drivers to strong rental growth.
For the year ended December 31, 2010, the Company acquired five apartment communities located in Orange County, California; Baltimore, Maryland; Los Angeles, California; and Boston, Massachusetts for a total gross purchase price of $412.0 million. During the same period, the Company also acquired land located in San Francisco, California for a gross purchase price of $23.6 million.
Real Estate Under Development and Redevelopment
At December 31, 2011, our development pipeline for wholly-owned communities totaled 2,108 apartment homes with a budget of $674.3 million in which we have a carrying value of $248.7 million. We anticipate the completion of these communities from the first quarter of 2012 through the fourth quarter of 2013.
At December 31, 2011, the Company is redeveloping seven wholly-owned communities with 3,123 apartment homes, 467 of which have been completed.
For the year ended December 31, 2011, we invested approximately $98.7 million in development and redevelopment projects, an increase of $6.6 million from our 2010 level of $92.1 million.
Consolidated Joint Ventures
In August 2011, the Company invested in a joint venture with an unaffiliated third party to acquire and redevelop an existing commercial property into a 173 apartment home community in Orange County, California. At closing the Company contributed $9.0 million and at December 31, 2011, UDR owned a 90% controlling interest in the investment. Under the terms of the operating agreement, our partner is required to achieve certain criteria as it relates to the entitlement process. If the criteria are met on or before 730 days after the site plan application is deemed complete by the city, the Company is obligated to contribute an additional $3.0 million to the joint venture for distribution to our partner. At the acquisition date, the Company accrued and capitalized $3.0 million related to the contingent consideration, which represents the difference between fair value of the property of $9.8 million on the formation date and the estimated fair value of the underlying property upon completion of the entitlement process of $12.8 million. The Company estimated the fair value based in part on a third party valuation that utilized Level 3 inputs.

During the year ended December 31, 2011, the Company paid $450,000 to acquire from our partner its remaining 2% noncontrolling interests in the 989 Elements, Elements Too, and Bellevue joint ventures. The consideration paid was in excess of the book value of the noncontrolling interest, and is reflected as a reduction of the Company’s equity.
Unconsolidated Joint Ventures
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures consisting of our proportionate share of the net earnings or loss of the joint ventures. In addition, we may earn fees for providing management services to the unconsolidated joint ventures. As of December 31, 2011, UDR had investments in the following unconsolidated joint ventures which are accounted for under the equity method of accounting.
In November 2010, the Company acquired The Hanover Company’s (“Hanover”) partnership interests in the Hanover/MetLife Master Limited Partnership (“UDR/MetLife I”) at a cost of $100.8 million. UDR/MetLife I owns a portfolio of 26 operating communities containing 5,748 apartment homes and 10 land parcels with the potential to develop approximately 2,000 additional apartment homes. Under the terms of UDR/MetLife I, UDR acts as the general partner and earns fees for property and asset management and financing transactions.
UDR has a weighted average ownership interest of 12.27% in the operating communities and 4.11% in the land parcels. The initial investment of $100.8 million consisted of $71.8 million in cash, which included associated transaction costs, and a $30 million payable (includes present value discount of $1.0 million) to Hanover. UDR agreed to pay the $30.0 million balance to Hanover in two interest free installments in the amounts of $20.0 million (paid in November 2011) and $10.0 million on the second anniversary of the closing. The $30.0 million payable was recorded at its present value of $29.0 million using an effective interest rate of 2.67%. At December 31, 2011 and 2010, the net carrying value of the payable was $9.8 million and $29.1 million, respectively. Interest expense of $697,000 and $129,000 was recorded during the years ended December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the Company’s investment was $133.8 million and $122.2 million, respectively.
UDR’s total cost of its equity investment of $100.8 million differed from the proportionate share in the underlying net assets of UDR/MetLife I of $111.4 million. The difference of $10.6 million was attributable to certain assets and adjustments that were allocated to UDR’s proportionate share in UDR/MetLife I’s buildings of $8.4 million, land of $3.9 million, and ($1.6 million) of lease intangible assets. With the exception of land, the difference related to buildings is amortized and recorded as a component of loss from unconsolidated entities over 45 years and the difference related to lease intangible assets was amortized and recorded as a component of loss from unconsolidated entities over 11 months with the offset to the Company’s carrying value of its equity investment. During the years ended December 31, 2011 and 2010, the Company recorded $1.1 million and $264,000 of amortization, respectively.
On January 12, 2012, the Company formed a new real estate joint venture, UDR/MetLife II, with MetLife wherein each party owns a 50% interest in a $1.3 billion portfolio of 12 operating communities containing 2,528 apartment homes. The 12 communities in the joint venture include seven from UDR/MetLife I, while the remaining five operating communities have been newly acquired by UDR/MetLife II. The newly acquired communities, collectively known as Columbus Square, are recently developed, high-rise apartment buildings located on the Upper West Side of Manhattan and were purchased for $630 million.
The Company serves as the general partner for UDR/MetLife II and earns property management, asset management and financing fees.
With the closing of UDR/MetLife II, the original joint venture between the parties, UDR/MetLife I, now comprises 19 operating properties containing 3,930 homes as well as 10 vacant land parcels. Historical cost of the venture now stands at $1.8 billion and the Company’s weighted average ownership interest in the UDR/MetLife I operating assets is now 12.6 % and 4.0 % for the land parcels in the venture.
In connection with the purchase of Hanover’s interests in UDR/MetLife I, UDR agreed to indemnify Hanover from liabilities arising from Hanover’s guaranty of $506.0 million in loans ($51.0 million outstanding at December 31, 2011) which are secured by a security interest in the operating communities subject to the respective loans. The loans were to the sub-tier partnerships which own the 26 operating communities. The Company anticipates that the $51.0 million outstanding at December 31, 2011 will be refinanced by UDR/MetLife I over the next twelve months.

In October 2010, the Company entered into a joint venture to develop a 240-home community in Stoughton, Massachusetts. At December 31, 2011 and 2010, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $10.0 million. Our investment at December 31, 2011 and 2010 was $17.2 million and $10.3 million, respectively.
In May 2011, the Company entered into a joint venture with to develop a 263-home community in San Diego, California. At December 31, 2011 and at closing, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $9.9 million and our investment at December 31, 2011 was $12.1 million.
In June 2011, UDR/MetLife I sold a parcel of land to a joint venture, in which the Company is a partner, to develop a 256-home community in College Park, Maryland. At December 31, 2011 and at closing, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $7.1 million and our investment at December 31, 2011 was $8.6 million.
UDR is a partner with an unaffiliated third party, which formed a joint venture for the investment of up to $450.0 million in multifamily properties located in key, high barrier to entry markets such as Metropolitan Washington D.C. The partners will contribute equity of $180.0 million of which the Company’s maximum equity will be 30% or $54.0 million when fully invested. In 2010, the joint venture acquired its first property (151 homes). During the year ended December 31, 2011, the joint venture acquired two additional properties (509 homes). At December 31, 2011 and 2010, the Company owned a 30% interest in the joint venture. Our investment at December 31, 2011 and 2010 was $34.1 million and $5.2 million, respectively.
UDR is a partner with an unaffiliated third party, which owns and operates 10 operating properties located in Texas (3,992 homes). UDR contributed cash and a property equal to 20% of the fair value of the properties. The unaffiliated member contributed cash equal to 80% of the fair value of the properties comprising the joint venture, which was then used to purchase the nine operating properties from UDR. Our initial investment was $20.4 million. Our investment at December 31, 2011 and 2010 was $7.1 million and $10.3 million, respectively.
Disposition of Investments
In 2011, we sold 18 apartment home communities (4,488 homes), which included six apartment home communities (1,418 homes) sold in conjunction with an asset exchange in April 2011, for a total sales price of $593.4 million. UDR recognized gains for financial reporting purposes of $138.5 million, which is included in discontinued operations. Proceeds from the sale were used primarily to acquire apartment home communities and reduce debt.
In 2010, UDR sold one 149 apartment home community for a total sales price of $21.2 million. In 2009, we did not dispose of any apartment home communities.
We plan to continue to pursue our strategy of exiting markets where long-term growth prospects are limited and redeploying capital into markets we believe will provide the best investment returns.
Financing Activities
For the year ended December 31, 2011, our net cash provided by financing activities was $812.0 million compared to $373.1 million for the comparable period of 2010.
The following significant financing activity occurred during the year ended December 31, 2011.
•	We received proceeds of $30.7 million from secured debt financings. The $30.7 million includes $25.7 million in variable rate mortgages and $5.0 million in fixed rate mortgages.
•	We repaid $336.0 million of secured debt, which includes $197.5 million of construction loans, repayment of $102.8 million of credit facilities, $22.4 million of mortgage payments, and repayment of $13.3 million in tax exempt bonds.

•	Certain holders submitted their outstanding 4.00% Convertible Senior Notes due 2035 to the Company for repurchase. As a result, we repurchased notes with a notional value of $10.8 million, representing approximately 6.44% of the $167.8 million in aggregate principal amount outstanding, and expensed $207,000 of unamortized financing costs during the three months ended March 31, 2011. On March 2, 2011 the Company called the remaining outstanding notes with a notional value of $156.9 million. The notes were redeemed on April 4, 2011 and unamortized financing costs of $3.0 million were written off.
•	In May 2011, the Company issued $300 million aggregate principal amount of 4.250% senior unsecured notes due June 2018 under its existing shelf registration statement. Interest is payable semiannually beginning in December 2011. The notes were priced at 98.988% of the principal amount plus accrued interest from May 23, 2011 to yield 4.419% to maturity. The notes are fully and unconditionally guaranteed by the Operating Partnership.
•	We repaid $97.1 million on our 3.625% Convertible Senior Notes due September 2011.
•	In October 2011, the Company entered into a new $900 million unsecured revolving credit facility, replacing the Company’s $600 million credit facility. The Operating Partnership issued a guarantee in connection with the new credit facility, similar to the guarantee it issued under the prior facility. The new facility has an initial term of four years and includes a one-year extension option, and contains an accordion feature that allows the Company to increase the facility to $1.35 billion. Based on the Company’s current credit ratings, the credit facility carries an interest rate equal to LIBOR plus a spread of 122.5 basis points and a facility fee of 22.5 basis points. In 2011, the Company had net borrowings of $389.3 million on its unsecured revolving credit facilities.
•	In September 2009, the Company entered into an equity distribution agreement under which the Company may offer and sell up to 15.0 million shares of its common stock over time to or through its sales agents. During the year ended December 31, 2011, we sold 4,395,601 shares of common stock through an equity distribution agreement for aggregate gross proceeds of approximately $104.5 million at a weighted average price per share of $23.78. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $2.1 million, were approximately $102.4 million, and such proceeds were used for general corporate purposes.
•	In March 2011, the Company entered into a new equity distribution agreement under which the Company may offer and sell up to 20.0 million shares of its common stock over time to or through its sales agents. During the year ended December 31, 2011, we sold 11,849,079 shares of common stock through this program (of which 419,048 shares were settled subsequent to December 31, 2011) for aggregate gross proceeds of approximately $297.7 million at a weighted average price per share of $25.12. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $6.0 million, were approximately $291.7 million, and such proceeds were used for general corporate purposes. In September 2011, the Company entered into a new equity distribution agreement in connection with filing a new registration statement on Form S-3. The new equity distribution agreement replaced the March 2011 agreement, and no material changes were made to the equity distribution agreement. As of December 31, 2011 8,150,921 shares of common stock may be sold under our equity distribution agreement.
•	In July 2011, the Company closed a public offering of 20,700,000 shares of its common stock, including 2,700,000 shares sold as a result of the underwriters’ exercise of their overallotment option in full at the closing, at a price of $25.00 per share, for net proceeds of approximately $496.3 million after underwriting discounts and commissions and estimated offering expenses.
•	We repurchased 141,200 shares of our 6.75% Series G Cumulative Redeemable Preferred Stock for $3.6 million, which was $100,000 more than their liquidation value of $3.5 million.
For the year ended December 31, 2010, our net cash provided by/(used in) financing activities was $373.1 million compared to ($78.1 million) for the comparable period of 2009. The increase in cash provided by financing activities was primarily due to an increase in net proceeds from issuance of our Common Stock through a public offering in 2010.

Credit Facilities
As of December 31, 2011 and 2010, we have secured revolving credit facilities with Fannie Mae with an aggregate commitment of $1.3 billion with $1.1 billion outstanding. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. We have $744.5 million of the funded balance fixed at a weighted average interest rate of 5.14% and the remaining balance on these facilities is currently at a weighted average variable rate of 1.63% as of December 31, 2011. We had $897.3 million of the funded balance fixed at a weighted average interest rate of 5.32% and $260.5 million was at a weighted average variable rate of 1.68% as of December 31, 2010.
In October 2011, the Company entered into a $900 million unsecured revolving credit facility, replacing the Company’s $600 million credit facility noted below. The Operating Partnership issued a guarantee in connection with the new facility, similar to the guarantee it issued under the prior facility. The unsecured credit facility has an initial term of four years and includes a one-year extension option, and contains an accordion feature that allows the Company to increase the facility to $1.35 billion. Based on the Company’s current credit ratings, the credit facility carries an interest rate equal to LIBOR plus a spread of 122.5 basis points and a facility fee of 22.5 basis points (1.53% at December 31, 2011). As of December 31, 2011, we had $421.0 million of borrowings outstanding under the credit facility leaving $479.0 million of unused capacity (excluding $3.6 million of letters of credit at December 31, 2011).
We had an unsecured revolving credit facility with an aggregate borrowing capacity of $600 million, which we could have increased to $750 million at our election under certain circumstances. This credit facility carried an interest rate equal to LIBOR plus 47.5 basis points (0.89% interest at December 30, 2010), and had a maturity of July 2012. As of December 31, 2010, we had $31.8 million of borrowings outstanding under the credit facility leaving $568.2 million of unused capacity (excluding $4.8 million of letters of credit at December 31, 2010).
The Fannie Mae credit facilities and the bank revolving credit facility are subject to customary financial covenants and limitations. As of December 31, 2011, we were in compliance with all financial covenants under these credit facilities.
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $1.1 billion in variable rate debt that is not subject to interest rate swap contracts as of December 31, 2011. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $9.2 million based on the average balance outstanding during the year.
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

Funds from Operations
Funds from operations, or FFO, is defined as net income (computed in accordance with GAAP), excluding impairment write-downs of depreciable real estate or of investments in non-consolidated investees that are driven by measurable decreases in the fair value of depreciable real estate held by the investee, gains (or losses) from sales of depreciable property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We compute FFO for all periods presented in accordance with the recommendations set forth by the National Association of Real Estate Investment Trust’s (“NAREIT”) April 1, 2002 White Paper. We consider FFO in evaluating property acquisitions and our operating performance, and believe that FFO should be considered along with, but not as an alternative to, net income and cash flow as a measure of our activities in accordance with generally accepted accounting principles. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.
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

The following table outlines our FFO calculation and reconciliation to GAAP for the three years ended December 31, 2011 (dollars in thousands):

	For the year ended December 31,
	2011	2010	2009

Net income/(loss) attributable to UDR, Inc.	$20,023	$(102,899)	$(87,532)
Adjustments:
Distributions to preferred stockholders	(9,311)	(9,488)	(10,912)
Real estate depreciation and amortization, including discontinued operations	370,343	303,446	278,391
Net income/(loss) attributable to redeemable non-controlling interests in OP	395	(3,835)	(4,282)
Net income attributable to non-controlling interests	167	146	191
Real estate depreciation and amortization on unconsolidated joint ventures	11,631	5,698	4,759
Net gains on the sale of depreciable property in discontinued operations, excluding RE3	(123,217)	(4,048)	(2,343)
(Premium)/discount on preferred stock repurchases, net	(175)	25	2,586

Funds from operations — basic	$269,856	$189,045	$180,858

Distributions to preferred stockholders — Series E (Convertible)	3,724	3,726	3,724

Funds from operations — diluted	$273,580	$192,771	$184,582

Weighted average number of common shares and OP Units outstanding — basic	208,896	171,569	155,796

Weighted average number of common shares and OP Units outstanding — diluted	214,086	176,900	159,561
In the computation of diluted FFO, OP Units, unvested restricted stock, stock options, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive; therefore, they are included in the diluted share count. The effect of the conversion of the Series E Out-Performance Partnership Shares (the Series E Out-Performance Program terminated on December 31, 2009) are anti-dilutive for the year ended December 31, 2009 and are excluded from the diluted share count.
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
The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three years ended December 31, 2011 (shares in thousands):

	For the year ended December 31,
	2011	2010	2009

Weighted average number of Common Shares and OP Units outstanding basic	208,896	171,569	155,796
Weighted average number of OP Units outstanding	(7,602)	(5,712)	(6,706)

Weighted average number of Common Shares outstanding - basic per the Consolidated Statement of Operations	201,294	165,857	149,090

Weighted average number of Common Shares, OP Units, and common stock equivalents outstanding — diluted	214,086	176,900	159,561
Weighted average number of OP Units outstanding	(7,602)	(5,712)	(6,706)
Weighted average incremental shares from assumed conversion of stock options	(1,297)	(1,637)	(567)
Weighted average incremental shares from unvested restricted stock	(857)	(658)	(162)
Weighted average number of Series E preferred shares outstanding	(3,036)	(3,036)	(3,036)

Weighted average number of Common Shares outstanding — diluted per the Consolidated Statements of Operations	201,294	165,857	149,090

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

	For the year ended December 31,
	2011	2010	2009

Net cash provided by operating activities	$244,236	$214,180	$229,383
Net cash used in investing activities	(1,053,182)	(583,754)	(158,045)
Net cash used provided by/(used in) financing activities	811,963	373,075	(78,093)
Results of Operations
The following discussion includes the results of both continuing and discontinued operations for the periods presented.
Net Income/(Loss) Attributable to Common Stockholders
2011-vs-2010
Net income attributable to common stockholders was $10.5 million ($0.05 per diluted share) for the year ended December 31, 2011 as compared to net loss attributable to common stockholders of $112.4 million ($0.68 per diluted share) for the comparable period in the prior year. The increase in net income attributable to common stockholders for the year ended December 31, 2011 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:
•	an increase in disposition gains in 2011 as compared to 2010. The Company recognized gains of $138.5 million and $4.1 million during the years ended December 31, 2011 and 2010, respectively, on the sale of eighteen apartment home communities and one community, respectively; and
•	an increase in our net operating income.
The increase to our net income attributable to common stockholders was partially offset by:
•	an increase in depreciation expense primarily due to the Company’s acquisition of eight apartment communities during the year ending December 31, 2011, and the completion of redevelopment and development communities in 2010 and 2011.
2010-vs-2009
Net loss attributable to common stockholders was $112.4 million ($0.68 per diluted share) for the year ended December 31, 2010 as compared to net loss attributable to common stockholders of $95.9 million ($0.64 per diluted share) for the comparable period in the prior year. The increase in net loss attributable to common stockholders for the year ended December 31, 2010 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:
•	an increase in depreciation expense primarily due to the Company’s acquisition of five apartment communities in the third quarter of 2010, consolidation of certain joint venture assets in the fourth quarter of 2009, and the completion of redevelopment and development communities in 2009 and 2010;
•	an increase in interest expense primarily due to debt extinguishment gain from the repurchase of unsecured debt securities in 2009; and
•	an increase in severance costs and restructuring charges in the fourth quarter of 2010 due to the consolidation of corporate operations and the centralization of job functions from its Richmond, Virginia office to its Highlands Ranch, Colorado headquarters, in addition to severance costs related to the retirement of an executive officer of the Company.

The increase to our net loss attributable to common stockholders was partially offset by:
•	an increase in our net operating income; and
•	a decrease in our loss from unconsolidated entities primarily due to the recognition of a $16.0 million non-cash charge representing an other-than-temporary decline in the fair value of equity investments in two of our unconsolidated joint ventures during the year ended December 31, 2009.
Apartment Community Operations
Our net income is primarily generated from the operation of our apartment communities. The following table summarizes the operating performance of our total apartment portfolio which excludes commercial operating income and expense for each of the periods presented (dollars in thousands):

	Year Ended December 31,			Year Ended December 31,
	2011	2010	% Change	2010	2009	% Change

Property rental income	$718,800	$624,981	15.0%	$624,981	$594,359	5.2%
Property operating expense (a)	(243,616)	(220,279)	10.6%	(220,279)	(202,773)	8.6%

Property net operating income	$475,184	$404,702	17.4%	$404,702	$391,586	3.3%

(a) Excludes depreciation, amortization, and property management expenses.
The following table is our reconciliation of property NOI to net income/(loss) attributable to UDR, Inc. as reflected, for both continuing and discontinued operations, for the periods presented (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009

Property net operating income	$475,184	$404,702	$391,586
Other net operating income	9,576	6,362	6,874
Non-property income	17,422	14,347	14,274
Real estate depreciation and amortization	(370,343)	(303,446)	(278,391)
Interest expense	(158,333)	(150,796)	(142,152)
General and administrative and property management	(66,016)	(62,675)	(55,616)
Other depreciation and amortization	(3,931)	(4,843)	(5,161)
Other operating expenses	(6,217)	(5,848)	(6,485)
Severance costs and other restructuring charges	(1,342)	(6,803)	—
Loss from unconsolidated entities	(6,352)	(4,204)	(18,665)
Redeemable non-controlling interests in OP	(395)	3,835	4,282
Non-controlling interests	(167)	(146)	(191)
Tax (expense)/benefit	(7,571)	2,533	(311)
Gain on sale of properties	138,508	4,083	2,424

Net income/(loss) attributable to UDR, Inc.	$20,023	$(102,899)	$(87,532)

Same Communities
2011-vs.-2010
Our same store communities (those acquired, developed, and stabilized prior to January 1, 2010 and held on December 31, 2011) consisted of 37,869 apartment homes and provided $344.4 million or 72% of our total property NOI for the year ended December 31, 2011.
NOI for our same community properties increased 5.6% or $18.1 million for the year ended December 31, 2011 compared to the same period in 2010. The increase in property NOI was primarily attributable to a 4.1% or $20.5 million increase in property rental income which was offset by a 1.4% or $2.3 million increase in operating expenses. The increase in revenues was primarily driven by a 4.0% or $19.1 million increase in rental rates and a 12.1% or $4.4 million increase in fee and reimbursement income which was offset by a 12.2% or $2.2 million increase in vacancy loss. Physical occupancy decreased 0.2% to 95.5% and total income per occupied home increased $50 to $1,188.
The increase in property operating expenses was primarily driven by a 6.5% or $1.8 million increase in utilities expense, a 1.5% or $781,000 increase in taxes, and a 4.1% or $369,000 increase in insurance costs, which was partially offset by a 1.5% or $647,000 decrease in personnel cost.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 66.8% as compared to 65.9% in the comparable period in the prior year.
2010-vs.-2009
Our same store communities (those acquired, developed, and stabilized prior to January 1, 2009 and held on December 31, 2010) consisted of 39,281 apartment homes and provided $341.3 million or 84% of our total property NOI for the year ended December 31, 2010.
NOI for our same community properties decreased 1.8% or $6.2 million for the year ended December 31, 2010 compared to the same period in 2009. The decrease in property NOI was primarily attributable to a 0.9% or $4.6 million decrease in property rental income and a 0.9% or $1.5 million increase in operating expenses. The decrease in revenues was primarily driven by a 2.4% or $12.1 million decrease in rental rates which was offset by a 57.8% or $2.7 million decrease in concessions, a 7.9% or $1.7 million decrease in vacancy loss and a 12.4% or $2.7 million increase in reimbursement income. Physical occupancy increased 0.4% to 95.7% and total income per occupied home decreased $15 to $1,144.
The increase in property operating expenses was primarily driven by a 3.2% or $874,000 increase in utilities expense, a 3.9% or $1.1 million increase in repairs and maintenance, and a 2.6% or $1.1 million increase in personnel costs, which was partially offset by a 2.5% or $1.3 million decrease in real estate taxes.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) decreased to 66.1% as compared to 66.7% in the comparable period in the prior year.
Non-Mature Communities
2011-vs.-2010
The remaining $130.8 million and $78.4 million of our NOI during the year ended December 31, 2011 and 2010, respectively, was generated from communities that we classify as “non-mature communities”. UDR’s non-mature communities consist of communities that do not meet the criteria to be included in same communities, which include communities developed or acquired, redevelopment properties, sold properties, and properties classified as real estate held for disposition. For the year ended December 31, 2011, we recognized NOI for our developments of $14.5 million, acquired communities of $49.7 million, redeveloped properties of $37.8 million, and sold properties of $23.9 million. For the year ended December 31, 2010, we recognized NOI for our developments of $3.6 million, acquired communities of $8.3 million, redeveloped properties of $23.7 million, and sold properties of $37.9 million.
2010-vs.-2009
The remaining $63.4 million and $44.1 million of our NOI during the year ended December 31, 2010 and 2009, respectively, was generated from communities that we classify as “non-mature communities.” UDR’s non-mature communities consist of communities that do not meet the criteria to be included in same communities, which include communities developed or acquired, redevelopment properties, sold properties, properties classified as real estate held for sale, joint venture properties, properties managed by third-parties, and the non-apartment components of mixed use properties, and condominium properties. For the year ended December 31, 2010, we recognized NOI for our properties held for sale of $18.6 million, developments of $15.6 million, acquired communities of $10.8 million, redeveloped properties of $12.3 million, and sold properties of $980,000. For the year ended December 31, 2009, we recognized NOI for our properties held for sale of $17.3 million, developments of $7.0 million, acquired communities of $2.1 million, redeveloped properties of $11.5 million, and sold properties of $1.4 million.

Other Income
For the year ended December 31, 2011, significant amounts reflected in other income include: fees earned from the Company’s joint ventures of $9.6 million, a gain of $3.1 million from the sale of marketable securities, and a gain of $3.9 million from the sale of our cost investment in a privately held company. For the year ended December 31, 2010, significant amounts reflected in other income include: a gain of $4.7 million from the sale of marketable securities, a reversal of certain tax accruals of $2.1 million, and $3.2 million of fees earned for both recurring and non-recurring items related to the Company’s joint ventures. For the years ended December 31, 2010 and 2009, other income also included interest income and discount amortization from an interest in a convertible debt security of $2.9 million and $3.6 million, respectively. For the year ended December 31, 2009, other income also included $5.1 million of interest income from a note for $200 million that the Company received related to the disposition of 86 properties during 2008. In May 2009, the $200 million note was paid in full.
Tax Benefit/Expense of Taxable REIT Subsidiaries
UDR elected for certain consolidated subsidiaries to be treated as Taxable REIT Subsidiaries (“TRS”). Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. For the year ended December 31, 2011, we recognized a benefit of $5.7 million in continuing operations due to the results of operations and temporary differences associated with the TRS, and an expense of $13.2 million in discontinued operations due to assets disposed of at a gain. For the year ended December 31, 2010, we recognized a net benefit of $2.5 million from the write-off of income taxes payable (net of income taxes paid). For the year ended December 31, 2009, we recognized tax expense of $311,000 to the extent of cash taxes paid.
Real Estate Depreciation and Amortization
For the year ended December 31, 2011, real estate depreciation and amortization on both continuing and discontinued operations increased 22.0% or $66.9 million as compared to the comparable period in 2010. The increase in depreciation and amortization for the year ended December 31, 2011 is primarily the result of the Company’s acquisition of eight communities with 3,161 apartment homes during 2011, development and redevelopment activity during 2011 and 2010, and additional capital expenditures.
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
Interest Expense
For the year ended December 31, 2011, interest expense on both continuing and discontinued operations increased 5.0% or $7.5 million as compared to 2010. This increase in interest expense was primarily due to slightly higher debt balances. The increase was also attributable to the write off of $4.6 million of deferred financing costs related to the prepayment of debt.

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
Gains on the Sale of Depreciable Property
For the years ended December 31, 2011, 2010 and 2009, we recognized gains for financial reporting purposes of $138.5 million, $4.1 million, and $2.4 million, respectively. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period as well as the extent of gains related to specific properties sold.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2011.
Off-Balance Sheet Arrangements
In November 2010, the Company acquired The Hanover Company’s (“Hanover”) partnership interests in the Hanover/MetLife Master Limited Partnership (“UDR/MetLife I”).
In connection with the purchase of Hanover’s interests in the UDR/MetLife Partnership, UDR agreed to indemnify Hanover from liabilities from Hanover’s guaranty of $506.0 million in loans ($51.0 million outstanding at December 31, 2011) which are secured by a security interest in the operating communities subject to the loan. The loans are to the sub-tier partnerships which own the 26 operating communities. The Company anticipates that the remaining $51.0 million will be refinanced by the UDR/MetLife Partnership over the next twelve months.
We do not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2011 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	2012	2013-2014	2015-2016	Thereafter	Total

Long-term debt obligations	$406,197	$667,595	$1,527,679	$1,316,899	$3,918,370
Interest on debt obligations	150,892	254,507	158,323	137,851	701,573
Contingent purchase consideration	3,000	—	—	—	3,000
Letters of credit	3,553	—	—	—	3,553
Unfunded commitments on development projects (a)	65,722	359,807	—	—	425,529
Operating lease obligations:
Operating space	458	976	539	—	1,973
Ground leases (b)	5,043	10,086	10,086	314,914	340,129

	$634,865	$1,292,971	$1,696,627	$1,769,664	$5,394,127

(a)	Any unfunded costs at December 31, 2011 are shown in the year of estimated completion. The Company has project debt on many of our development projects.

(b)	For purposes of our ground lease contracts, the Company uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a reset provision based on the communities appraised value or consumer price index but does not included a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term.
During 2011, we incurred gross interest costs of $171.3 million, of which $13.0 million was capitalized.
UNITED DOMINION REALTY, L.P.:
Business Overview
United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P”.), is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act (as amended from time to time, or any successor to such statute, the “Act”). The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At December 31, 2011, the Operating Partnership’s real estate portfolio included 77 communities located in 9 states plus the District of Columbia, with a total of 23,160 apartment homes.
As of December 31, 2011, UDR owned 110,883 units of our general limited partnership interests and 174,749,068 units of our limited partnership interests (the “OP Units”), or approximately 94.9% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Report to the Operating Partnership refer to the Operating Partnership together with its consolidated subsidiaries, and all references in this “Item 7. Management’s Discussion and Analysis—United Dominion Realty, L.P”. to “we,” “us” or “our” refer to the Operating Partnership together with its consolidated subsidiaries. We refer to our General Partner together with its consolidated subsidiaries (including us) and the General Partner’s consolidated joint ventures as “UDR” or the “General Partner”.
UDR operates as a self administered real estate investment trust, or REIT, for federal income tax purposes. UDR focuses on owning, acquiring, renovating, developing, redeveloping, and managing apartment communities in select markets throughout the United States. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in September 2003. At December 31, 2011, UDR’s consolidated real estate portfolio included 163 communities located in 22 markets with a total of 47,343 completed apartment homes and UDR’s total real estate portfolio, inclusive of UDR’s unconsolidated communities, included an additional 39 communities with 10,400 completed apartment homes.

The following table summarizes our market information by major geographic markets as of December 31, 2011.

	As of December 31, 2011				Year Ended
			Percentage	Total	December 31, 2011
	Number of	Number of	of Total	Carrying	Average	Total Income	Net Operating
	Apartment	Apartment	Carrying	Value	Physical	per Occupied	Income
SAME COMMUNITIES	Communities	Homes	Value	(in thousands)	Occupancy	Home (a)	(in thousands)

WESTERN REGION
Orange County, CA	8	2,935	12.0%	$504,228	94.8%	$1,492	$35,302
San Francisco, CA	6	1,453	8.4%	351,843	96.7%	2,130	26,496
Monterey Peninsula, CA	7	1,565	3.7%	154,030	93.8%	1,110	13,305
Los Angeles, CA	3	463	3.0%	125,104	95.4%	1,765	6,054
San Diego, CA	2	366	1.3%	55,679	94.8%	1,365	3,775
Seattle, WA	5	932	4.9%	208,097	96.1%	1,276	9,273
Inland Empire, CA	1	414	1.7%	69,584	94.8%	1,495	4,883
Sacramento, CA	2	914	1.6%	69,058	93.1%	882	5,973
Portland, OR	3	716	1.7%	70,383	95.5%	998	5,570

MID-ATLANTIC REGION
Metropolitan DC	7	2,378	13.1%	550,008	96.3%	1,770	33,452
Baltimore, MD	5	994	3.5%	147,209	95.6%	1,348	10,948

SOUTHEASTERN REGION
Tampa, FL	3	1,154	2.6%	111,019	96.0%	1,036	8,723
Nashville, TN	6	1,612	3.1%	128,836	96.3%	870	10,192
Jacksonville, FL	1	400	1.0%	42,692	94.3%	889	2,511
Other Florida	1	636	1.8%	77,498	93.2%	1,214	5,296

SOUTHWESTERN REGION
Dallas, TX	2	1,348	4.4%	184,158	95.8%	1,180	10,994
Phoenix, AZ	3	914	1.7%	72,919	95.0%	890	6,133

Total/Average Same Communities	65	19,194	69.5%	2,922,345	95.3%	$1,333	$198,880

Non Matures, Commercial Properties & Other	12	3,966	30.5%	1,282,953

Total Real Estate Held for Investment	77	23,160	100.0%	4,205,298

Total Accumulated Depreciation				(976,358)

Total Real Estate Owned, Net of Accumulated Depreciation				$3,228,940

(a)	Total Income per Occupied Home represents total revenues divided by the product of occupancy and the number of mature apartment homes.
We report in two segments: Same Communities and Non-Mature/Other Communities. Our Same Communities segment includes those communities acquired, developed, and stabilized prior to January 1, 2010, and held as of December 31, 2011. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months. Our Non-Mature/Other Communities segment includes those communities that were acquired or developed in 2010 or 2011, sold properties, redevelopment properties, properties classified as real estate held for disposition, condominium conversion properties, joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties.

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
During 2012, we have approximately $210.2 million of secured debt maturing and we anticipate that we will repay that debt with operating cash flows, proceeds from borrowings allocated to us under our General Partner’s credit agreements, or by exercising extension rights on such secured debt, as applicable. The repayment of debt will be recorded as an offset to the “Receivable due from General Partner”.
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
During the year ended December 31, 2011, $63.2 million was spent on capital expenditures for all of our communities as compared to $59.5 million for the year ended December 31, 2010. These capital improvements included turnover-related capital expenditures, revenue enhancing capital expenditures, asset preservation expenditures, kitchen and bath upgrades, other extensive interior/exterior upgrades and major renovations.
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
Real Estate Investment Properties
We purchase real estate investment properties from time to time and record the fair value to various components, such as land, buildings, and intangibles related to in-place leases based on the fair value of each component. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease-up period. We determine the fair value of in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition. In addition, we consider the cost of acquiring similar leases, the foregone rents associated with the lease-up period, and the carrying costs associated with the lease-up period. The fair value of in-place leases is recorded and amortized as amortization expense over the remaining average contractual lease period.
Statements of Cash Flows
The following discussion explains the changes in net cash provided by operating activities, net cash (used in)/provided by investing activities and net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows.
Operating Activities
For the year ended December 31, 2011, net cash flow provided by operating activities was $156.1 million compared to $146.6 million for the comparable period in 2010. The increase in net cash flow from operating activities is primarily due to an increase in property net operating income from our apartment community portfolio, which was partially offset by the increase in operating assets and a decrease in operating liabilities.
For the year ended December 31, 2010, our net cash flow provided by operating activities was $146.6 million compared to $157.3 million for 2009. The decrease in net cash flow from operating activities is primarily due to an increase in consolidated net loss, primarily due to a decrease in property net operating income and increase in allocated general and administrative costs.
Investing Activities
For the year ended December 31, 2011, net cash used in investing activities was $227.0 million compared to $59.5 million for the comparable period in 2010. The increase in net cash used in investing activities was primarily due to acquisition activities partially offset by proceeds received from dispositions in 2011.
For the year ended December 31, 2010, net cash used in investing activities was $59.5 million compared to net cash provided by investing activities of $129.6 million for the comparable period in 2009. This change was primarily due to the full payment received on a $200.0 million note receivable in 2009. The activity during 2010 consisted entirely of capital expenditures.
Acquisitions and Dispositions
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

In April 2011, the Operating Partnership and its General Partner completed a $500 million asset exchange whereby the Operating Partnership acquired two multifamily apartment communities (833 homes) and a parcel of land, and UDR acquired one multifamily apartment community (227 homes). The acquired assets are: 388 Beale in San Francisco, CA (227 homes)- acquired by UDR; 14 North in Peabody, MA (387 homes); and Inwood West in Woburn, MA (446 homes). The communities acquired were valued at $263.0 million representing their estimated fair value. The Company and the Operating Partnership paid $28.1 million of cash and assumed debt with a fair value of $61.7 million. The Operating Partnership sold four multifamily apartment communities (984 homes) and UDR sold two multifamily apartment communities (434 homes) located in California as part of the transaction. The communities are: Crest at Phillips Ranch, Villas at San Dimas, Villas at Bonita, The Arboretum, Rancho Vallecitos and Milazzo.
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
For the year ended December 31, 2010, the Operating Partnership had no property acquisitions.
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
In 2011, the Operating Partnership sold eight apartment home communities (2,024 homes), which included four apartment home communities (984 homes) sold in conjunction with an asset exchange in April 2011, for a total sales price of $299.6 million. Proceeds from the sales were used primarily to acquire new communities, reduce debt, and repay our General Partner. During the year ended December 31, 2010, we did not dispose of any apartment home communities.
Financing Activities
For the year ended December 31, 2011, our net cash provided by financing activities was $70.7 million compared to net cash used in financing activities of $86.7 million for 2010. The increase in cash provided by financing activities was primarily due to an increase in advances from the General Partner, partially offset by an increase in payments of secured debt.
For the year ended December 31, 2010, our net cash used in financing activities was $86.7 million compared to $290.1 million for 2009. The decrease in cash used in financing activities was primarily due to a net decrease in payments to the General Partner, partially offset by a decrease in the proceeds from secured debt.
Credit Facilities
As of December 31, 2011, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $1.3 billion with $1.1 billion outstanding. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at the General Partner’s option. At December 31, 2011, $744.5 million of the outstanding balance was fixed at a weighted average interest rate of 5.14% and the remaining balance of $310.5 million on these facilities had a weighted average variable interest rate of 1.63%. $667.5 million of these credit facilities were allocated to the Operating Partnership at December 31, 2011 based on the ownership of the assets securing the debt.
At December 31, 2010, there was $897.3 million of the funded balance fixed at a weighted average interest rate of 5.3% and the remaining balance on these facilities was at a weighted average variable rate of 1.7%. $736.9 million of these credit facilities were allocated to the Operating Partnership at December 31, 2009 based on the ownership of the assets securing the debt.

At December 31, 2010, the Operating Partnership guaranteed the General Partner’s unsecured credit facility, with an aggregate borrowing capacity of $600 million. The outstanding balance under the unsecured credit facility was $31.8 million at December 31, 2010. On October 25, 2011, the Operating Partnership issued a guarantee in conjunction with a new $900 million unsecured revolving credit facility entered into by our General Partner. The new facility replaces the General Partner’s $600 million facility. The outstanding balance under the new $900 million unsecured revolving credit facility was $421.0 million at December 31, 2011.
The Operating Partnership is also a guarantor on the General Partner’s $250 million term loan which matures January 2016, $100 million term loan which matures December 2016, $300 million of medium term notes due June 2018, and $400 million of medium term notes due January 2022 (issued in January 2012).
The credit facilities are subject to customary financial covenants and limitations.
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $287.0 million in variable rate debt that is not subject to interest rate swap contracts as of December 31, 2011. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $2.8 million based on the balance at December 31, 2011.
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
Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for each of the three years ended December 31, 2011, and includes the results of both continuing and discontinued operations for the periods presented.
Net Income/(Loss) Attributable to OP Unitholders
2011 — vs. — 2010
Net income attributable to OP unitholders was $30.2 million ($0.17 per OP unit) for the year ended December 31, 2011 as compared to a net loss of $20.7 million ($0.12 per OP unit) for the comparable period in the prior year. The increase in net income attributable to OP unit holders for the year ended December 31, 2011 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:
•	an increase in disposition gains in 2011 as compared to 2010. We recognized net gains of $60.1 million for the year ended December 31, 2011 on the sale of eight apartment home communities. We recognized net gains of $152,000 for the year ended December 31, 2010 on trailing activities of apartment home communities sold in years prior to 2010; and
•	an increase in net operating income.
The increase to our net income attributable to OP unitholders was partially offset by:
•	an increase in depreciation expense primarily due to the four acquisitions of operating properties in 2011.

2010 — vs. — 2009
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
The following table summarizes the operating performance of our total portfolio for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	Year Ended December 31,			Year Ended December 31,
	2011	2010	% Change	2010	2009	% Change

Property rental income	$387,057	$350,394	10.5%	$350,394	$353,056	-0.8%
Property operating expense (a)	(122,799)	(116,278)	5.6%	(116,278)	(112,488)	3.4%

Property net operating income	$264,258	$234,116	12.9%	$234,116	$240,568	-2.7%

(a)	Excludes depreciation, amortization, and property management expenses.
The following table is our reconciliation of property NOI to net income attributable to OP unitholders as reflected, for both continuing and discontinued operations, for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009

Property net operating income	$264,258	$234,116	$240,568
Other non-property income	—	1,695	5,695
Real estate depreciation and amortization	(197,964)	(166,480)	(166,773)
Interest expense	(53,632)	(52,222)	(53,547)
General and administrative and property management	(37,014)	(32,927)	(26,595)
Other operating expenses	(5,484)	(5,028)	(4,868)
Net gain on sale of real estate	60,065	152	1,475
Non-controlling interests	(70)	(41)	(131)

Net (loss)/income attributable to OP unitholders	$30,159	$(20,735)	$(4,176)

Same Store Communities
2011 — vs. — 2010
Our same store communities (those acquired, developed, and stabilized prior to January 1, 2010 and held on December 31, 2011) consisted of 19,194 apartment homes and provided 75.3% of our total NOI for the year ended December 31, 2011.
NOI for our same store community properties increased 6.2% or $11.5 million for the year ended December 31, 2011 compared to the same period in 2010. The increase in property NOI was primarily attributable to a 4.5% or $12.7 million increase in rental income and by a 1.3% or $1.2 million increase in operating expenses. The increase in revenues was primarily driven by a 4.4% or $11.8 million increase in rental rates. Physical occupancy decreased 0.3% to 95.3% and total income per occupied home increased $62 to $1,333 for the year ended December 31, 2011 as compared to the prior year.

The increase in property operating expenses was primarily due to a 6.8% or $989,000 increase in utility costs.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) was 68.0% for the year ended December 31, 2011 as compared to 67.0% for the comparable period in 2010.
2010 — vs. — 2009
Our same store communities (those acquired, developed, and stabilized prior to January 1, 2009 and held on December 31, 2010) consisted of 21,120 apartment homes and provided 88.8% of our total NOI for the year ended December 31, 2010.
NOI for our same store community properties decreased 2.8 % or $6.0 million for the year ended December 31, 2010 compared to the same period in 2009. The decrease in property NOI was primarily attributable to a 1.4% or $4.3 million decrease in property rental income and by a 1.7% or $1.7 million increase in operating expenses. The decrease in revenues was primarily driven by a 2.8% or $8.8 million decrease in rental rates which was partially offset by a 54.8% or $1.7 million decrease in concessions, a 7.3% or $926,000 decrease in vacancy loss and a 4.7% or $1.1 million increase in reimbursement income. Physical occupancy increased 0.3% to 95.6% and total income per occupied home decreased $22 to $1,279 for the year ended December 31, 2010 as compared to the prior year.
The increase in property operating expenses was primarily driven by a 3.5% or $533,000 increase in utilities, a 4.9% or $743,000 increase in repairs and maintenance, and a 3.0% or $719,000 increase in personnel costs which was partially offset by a 0.7% or $242,000 decrease in real estate taxes and a 3.7% or $241,000 decrease in administrative and marketing costs.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) was 67.1% for the year ended December 31, 2010 as compared to 68.1% for the comparable period in 2009.
Non-Mature/Other Communities
2011 — vs. — 2010
The remaining $65.4 million and $46.8 million of our NOI during the year ended December 31, 2011 and 2010, respectively, was generated from communities that we classify as “non-mature communities”. Our non-mature communities consist of communities that do not meet the criteria to be included in same store communities, which include communities developed or acquired, redevelopment properties, sold properties, properties managed by third-parties, and properties classified as real estate held for disposition. For the year ended December 31, 2011, we recognized NOI for acquired communities of $22.6 million, redevelopments of $23.9 million, and sold properties of $11.8 million. For the year ended December 31, 2010, we recognized NOI for redeveloped properties of $21.3 million and sold properties of $20.8 million.
2010 — vs. — 2009
The remaining $26.2 million and $26.7 million of our NOI during the year ended December 31, 2010 and 2009, respectively, was generated from communities that we classify as “non-mature communities.” Our non-mature communities consist of communities that do not meet the criteria to be included in same store communities, which includes communities developed or acquired, redevelopment properties, sold properties, properties managed by third-parties, the non-apartment components of mixed use properties, and properties classified as real estate held for sale. For the year ended December 31, 2010, we recognized NOI of $11.4 million for our properties held for sale and $10.2 million of NOI for our redevelopments. The remainder was primarily due to the non-apartment components of mixed use properties. For the year ended December 31, 2009, we recognized NOI of $11.5 million for our properties and $9.5 million of NOI for redeveloped properties. The remaining NOI was primarily due to the non-apartment components of mixed use properties.

Other Income
For the year ended December 31, 2010, other income primarily includes a reversal of certain real estate tax accruals partially offset by losses due to the change in the fair value of derivatives.
For the years ended December 31, 2009, other income primarily includes interest income on a note for $200 million that a subsidiary of the Operating Partnership received related to the disposition of 55 properties during 2008. In May 2009, the $200 million note was paid in full.
Real Estate Depreciation and Amortization
For the year ended December 31, 2011, real estate depreciation and amortization from continuing and discontinued operations increased 18.9% or $31.5 million as compared to the comparable period in 2010. The increase in depreciation and amortization expense is primarily due to the acquisition of four apartment home communities in 2011. As part of the Operating Partnership’s acquisition activities a portion of the purchase price is attributable to the fair value of intangible assets which are typically amortized over a period of less than one year.
For the years ended December 31, 2010, real estate depreciation and amortization from continuing and discontinued operations did not change significantly as compared to the comparable period in 2009 as the Operating Partnership did not have any acquisitions or dispositions during this period.
Interest Expense
For the year ended December 31, 2011, interest expense increased 2.7% or $1.4 million, as compared to the same period in 2010. This increase is primarily due to a higher debt balances from mortgages assumed on certain 2011 acquisitions, issuance of a note payable due to the General Partner in 2011, and an increase in the interest rate charged on the note payable due to the General Partner. The increase is partially offset by lower average borrowings on secured credit facilities, lower weighted average interest rates and the payment of a tax exempt secured note payable in 2011.
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
For the year ended December 31, 2011, general and administrative expenses increased 13.2% or $3.1 million, as compared to the comparable period in 2010. The increase was primarily due to acquisition-related costs associated directly with acquisitions of the Operating Partnership.
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
Income from Discontinued Operations
For the years ended December 31, 2011, 2010 and 2009, we recognized gains on property sales for financial reporting purposes of $60.1 million, $152,000, and $1.5 million, respectively. The increase in gains recognized for the year ended December 31, 2011 as compared to the comparable period in 2010 was primarily due to the sale of eight apartment home communities in 2011. Changes in the level of gains recognized in 2010 as compared to 2009 reflect the residual activities from specific properties sold.

Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2011.
Off-Balance Sheet Arrangements
At December 31, 2010, the Operating Partnership was a guarantor on the General Partner’s unsecured credit facility, with an aggregate borrowing capacity of $600 million ($31.8 million outstanding at December 31, 2010). On October 25, 2011, the Operating Partnership issued a guarantee in conjunction with a $900 million unsecured revolving credit facility entered into by the General Partner. The facility replaced the General Partner’s $600 million credit facility. At December 31, 2011, the outstanding balance under the $900 million unsecured credit facility was $421.0 million.
The Operating Partnership is also a guarantor on the General Partner’s $250 million term loan which matures January 2016, a $100 million term loan which matures December 2016, $300 million of medium-term notes due June 2018, and $400 million medium-term notes due January 2022 (issued in January 2012).
We do not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2011 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	2012	2013-2014	2015-2016	Thereafter	Total

Long-term debt obligations	$210,191	$92,104	$325,113	$562,237	$1,189,645
Interest on debt obligations	49,920	85,180	68,175	56,982	260,257
Operating lease obligations — Ground leases (a)	4,939	9,878	9,878	314,516	339,211

	$265,050	$187,162	$403,166	$933,735	$1,789,113

(a)	For purposes of our ground lease contracts, the Operating Partnership uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a reset provision based on the communities appraised value or consumer price index but does not included a specified minimum lease payment, the Operating Partnership uses the current rent over the remainder of the lease term.
Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required by this item is included in and incorporated by reference from Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report.
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related financial information required to be filed are attached to this Report. Reference is made to page 74 of this Report for the Index to Consolidated Financial Statements and Schedule of UDR, Inc. and United Dominion Realty, L.P.

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
As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, which is the sole General Partner of the Operating Partnership of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.
Management’s Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act for the Company and the Operating Partnership. Under the supervision and with the participation of the management, the Chief Executive Officer and Chief Financial Officer of the Company, which is the sole General Partner of the Operating Partnership, conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO). Based on such evaluation, management concluded that the Company’s and the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2011.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Report, has audited UDR, Inc.’s internal control over financial reporting as of December 31, 2011. The report of Ernst & Young LLP, which expresses an unqualified opinion on UDR, Inc.’s internal control over financial reporting as of December 31, 2011, is included under the heading “Report of Independent Registered Public Accounting Firm” of UDR, Inc. contained in this Report. Further, an attestation report of the registered public accounting firm of United Dominion Realty, L.P. will not be required as long as United Dominion Realty, L.P. is a non-accelerated filer.
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

Item 9B.   OTHER INFORMATION
Other Agreements with Executive Officers. In December 2011, we entered into separate aircraft time-share agreements with Mr. Toomey and Mr. Troupe. Under each aircraft time-share agreement, we have agreed to lease an aircraft, including crew and flight services, to each of Mr. Toomey and Mr. Troupe for personal flights from time to time upon their request. Mr. Toomey and Mr. Troupe will each pay us a lease fee as may be set by the board from time to time for the flight expenses that may be charged under applicable regulations. We will invoice Mr. Toomey and Mr. Troupe on the last day of the month in which any respective flight occurs. Each aircraft time-share agreement will remain in effect until December 15, 2014, and each agreement may be terminated by either party, upon ten days’ prior written notice. Each agreement automatically terminates upon the date either Mr. Toomey or Mr. Troupe, respectively, are no longer employed by the Company.

PART III
Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the information set forth under the headings “Election of Directors,” “Corporate Governance Matters,” “Audit Committee Report,” “Corporate Governance Matters-Board Leadership Structure and Committees-Audit Committee Financial Expert,” “Corporate Governance Matters-Identification and Selection of Nominees for Directors,” “Corporate Governance Matters-Board of Directors and Committee Meetings” and “Section 16(a) Beneficial Ownership Reporting Compliance” in UDR, Inc.’s definitive proxy statement (our “definitive proxy statement”) for its Annual Meeting of Stockholders to be held on May 15, 2012. UDR is the sole general partner of the Operating Partnership.
Information required by this item regarding our executive officers is included in Part I of this Report in the section entitled “Business-Executive Officers of the Company”.
We have a code of ethics for senior financial officers that applies to our principal executive officer, all members of our finance staff, including the principal financial officer, the principal accounting officer, the treasurer and the controller, our director of investor relations, our corporate secretary, and all other Company officers. We also have a code of business conduct and ethics that applies to all of our employees. Information regarding our codes is available on our website, www.udr.com, and is incorporated by reference to the information set forth under the heading “Corporate Governance Matters” in our definitive proxy statement for UDR’s Annual Meeting of Stockholders to be held on May 15, 2012. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of our codes by posting such amendment or waiver on our website.
Item 11.   EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Board Leadership Structure and Committees-Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation of Directors” and “Compensation Committee Report” in the definitive proxy statement for UDR’s Annual Meeting of Stockholders to be held on May 15, 2012. UDR is the sole general partner of the Operating Partnership.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” and “Equity Compensation Plan Information” in the definitive proxy statement for UDR’s Annual Meeting of Stockholders to be held on May 15, 2012. UDR is the sole general partner of the Operating Partnership.
Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Corporate Governance Overview,” “Corporate Governance Matters-Director Independence,” “Corporate Governance Matters-Board Leadership Structure and Committees-Independence of Audit, Compensation and Governance Committees,” and “Executive Compensation” in the definitive proxy statement for UDR’s Annual Meeting of Stockholders to be held on May 15, 2012. UDR is the sole general partner of the Operating Partnership.
Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the information set forth under the headings “Audit Fees” and “Pre-Approval Policies and Procedures” in the definitive proxy statement for UDR’s Annual Meeting of Stockholders to be held on May 15, 2012. UDR is the sole general partner of the Operating Partnership.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Report:
1. Financial Statements. See Index to Consolidated Financial Statements and Schedules of UDR, Inc. and United Dominion Realty, L.P. on page 74 of this Report.
2. Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedule of UDR, Inc. and United Dominion Realty, L.P. on page 149 of this Report. All other schedules are omitted because they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.
3. Exhibits. The exhibits filed with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UDR, INC.
Date: February 27, 2012	By:	/s/ Thomas W. Toomey
Thomas W. Toomey
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 27, 2012 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey	/s/ Eric J. Foss
Thomas W. Toomey	Eric J. Foss
Chief Executive Officer, President, and Director	Director

/s/ David L. Messenger	/s/ Robert P. Freeman
David L. Messenger	Robert P. Freeman
Senior Vice President and Chief Financial Officer	Director
(Principal Financial and Accounting Officer)

/s/ James D. Klingbeil	/s/ Jon A. Grove
James D. Klingbeil	Jon A. Grove
Chairman of the Board	Director

/s/ Lynne B. Sagalyn	/s/ Mark J. Sandler
Lynne B. Sagalyn	Mark J. Sandler
Vice Chair of the Board	Director

/s/ Katherine A. Cattanach	/s/ Thomas C. Wajnert
Katherine A. Cattanach	Thomas C. Wajnert
Director	Director

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED DOMINION REALTY, L.P. By: UDR, INC., its sole general partner
Date: February 27, 2012	By:	/s/ Thomas W. Toomey
Thomas W. Toomey
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 27, 2012 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey	/s/ Eric J. Foss
Thomas W. Toomey	Eric J. Foss
Chief Executive Officer, President, and	Director of the General Partner
Director of the General Partner

/s/ David L. Messenger	/s/ Robert P. Freeman
David L. Messenger	Robert P. Freeman
Senior Vice President and Chief Financial	Director of the General Partner
Officer of the General Partner
(Principal Financial and Accounting Officer)

/s/ James D. Klingbeil	/s/ Jon A. Grove
James D. Klingbeil	Jon A. Grove
Chairman of the Board of the General Partner	Director of the General Partner

/s/ Lynne B. Sagalyn	/s/ Mark J. Sandler
Lynne B. Sagalyn	Mark J. Sandler
Vice Chair of the Board of the General Partner	Director of the General Partner

/s/ Katherine A. Cattanach	/s/ Thomas C. Wajnert
Katherine A. Cattanach	Thomas C. Wajnert
Director of the General Partner	Director of the General Partner

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of UDR, Inc.
We have audited the accompanying consolidated balance sheets of UDR, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and changes in equity for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UDR, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), UDR, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Denver, Colorado
February 27, 2012
`

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of UDR, Inc.
We have audited UDR, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). UDR, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, UDR, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UDR, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and changes in equity for each of the three years in the period ended December 31, 2011 of UDR, Inc. and our report dated February 27, 2012, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Denver, Colorado
February 27, 2012

UDR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2011	2010

ASSETS
Real estate owned:
Real estate held for investment	$7,825,725	$6,198,667
Less: accumulated depreciation	(1,831,157)	(1,505,626)

Real estate held for investment, net	5,994,568	4,693,041
Real estate under development (net of accumlated depreciation of $570 and $0)	248,176	97,912
Real estate held for sale (net of accumulated depreciation of $0 and $132,700)	—	452,068

Total real estate owned, net of accumulated depreciation	6,242,744	5,243,021
Cash and cash equivalents	12,503	9,486
Marketable securities	—	3,866
Restricted cash	24,634	15,447
Deferred financing costs, net	30,068	27,267
Notes receivable	—	7,800
Investment in unconsolidated joint ventures	213,040	148,057
Other assets	198,365	74,596

Total assets	$6,721,354	$5,529,540

LIABILITIES AND EQUITY

Liabilities:
Secured debt	$1,891,553	$1,808,746
Secured debt — real estate held for sale	—	154,924
Unsecured debt	2,026,817	1,603,834
Real estate taxes payable	13,397	14,585
Accrued interest payable	23,208	20,889
Security deposits and prepaid rent	35,516	26,046
Distributions payable	51,019	36,561
Deferred fees and gains on the sale of depreciable property	29,100	28,943
Accounts payable, accrued expenses, and other liabilities	95,485	105,925

Total liabilities	4,166,095	3,800,453

Redeemable non-controlling interests in operating partnership	236,475	119,057

Equity
Preferred stock, no par value; 50,000,000 shares authorized 2,803,812 shares of 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 shares at December 31, 2010)	46,571	46,571
3,264,362 shares of 6.75% Series G Cumulative Redeemable issued and outstanding (3,405,562 shares at December 31, 2010)	81,609	85,139
Common stock, $0.01 par value; 350,000,000 shares authorized 219,650,225 shares issued and outstanding (182,496,330 shares at December 31, 2010)	2,197	1,825
Additional paid-in capital	3,340,470	2,450,141
Distributions in excess of net income	(1,142,895)	(973,864)
Accumulated other comprehensive loss, net	(13,902)	(3,469)

Total stockholders’ equity	2,314,050	1,606,343
Non-controlling interest	4,734	3,687

Total equity	2,318,784	1,610,030

Total liabilities and equity	$6,721,354	$5,529,540

See accompanying notes to consolidated financial statements.

UDR, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009

REVENUES
Rental income	$691,263	$574,084	$547,820
Non-property income:
Other income	17,422	12,502	14,274

Total revenues	708,685	586,586	562,094

EXPENSES
Rental expenses:
Real estate taxes and insurance	84,007	70,762	67,533
Personnel	56,617	51,696	47,121
Utilities	37,405	31,564	29,153
Repair and maintenance	37,155	32,386	29,095
Administrative and marketing	15,411	14,643	12,920
Property management	19,009	15,788	15,066
Other operating expenses	5,990	5,773	6,473
Real estate depreciation and amortization	356,011	275,615	252,952
Interest
Expense incurred	151,144	140,869	135,317
Amortization of convertible debt discount	1,077	3,530	4,283
Other debt charges/(gains)	4,602	1,204	(3,511)
General and administrative	45,915	45,243	39,035
Severance costs and other restructuring charges	1,342	6,803	—
Other depreciation and amortization	3,931	4,843	5,161

Total expenses	819,616	700,719	640,598

Loss from operations	(110,931)	(114,133)	(78,504)
Loss from unconsolidated entities	(6,352)	(4,204)	(18,665)
Tax benefit/(expense) of taxable REIT subsidiary	5,647	2,533	(311)

Loss from continuing operations	(111,636)	(115,804)	(97,480)
Income from discontinued operations, net of tax	132,221	9,216	5,857

Consolidated net income/(loss)	20,585	(106,588)	(91,623)
Net (income)/loss attributable to redeemable non-controlling interests in OP	(395)	3,835	4,282
Net income attributable to non-controlling interests	(167)	(146)	(191)

Net income/(loss) attributable to UDR, Inc.	20,023	(102,899)	(87,532)
Distributions to preferred stockholders — Series E (Convertible)	(3,724)	(3,726)	(3,724)
Distributions to preferred stockholders — Series G	(5,587)	(5,762)	(7,188)
(Premium)/discount on preferred stock repurchases, net	(175)	25	2,586

Net income/(loss) attributable to common stockholders	$10,537	$(112,362)	$(95,858)

Earnings per weighted average common share — basic and diluted:
Loss from continuing operations attributable to common stockholders	$(0.60)	$(0.73)	$(0.68)
Income from discontinued operations	$0.66	$0.06	$0.04
Net income/(loss) attributable to common stockholders	$0.05	$(0.68)	$(0.64)
Common distributions declared per share	$0.80	$0.73	$0.85
Weighted average number of common shares outstanding — basic and diluted	201,294	165,857	149,090
See accompanying notes to consolidated financial statements.

UDR, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)

	Years Ended December 31,
	2011	2010	2009

Operating Activities
Consolidated net income/(loss)	$20,585	$(106,588)	$(91,623)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	374,274	308,289	283,552
Net gain on sale of marketable securities	(3,123)	(4,725)	—
Net gain on sale of cost investments	(3,946)	—	—
Net gains on the sale of depreciable property	(125,928)	(4,083)	(2,424)
Gain on consolidation of joint ventures	—	—	(1,912)
Write off of the fair market adjustment for debt paid off on consolidated joint venture	—	—	1,552
Loss/(gain) on debt extinguishment	4,602	1,204	(9,849)
Write off of bad debt	3,613	2,838	3,570
Write off of note receivable and other assets	—	—	1,354
Loss from unconsolidated entities	6,352	4,204	18,665
Amortization of deferred financing costs and other	8,696	8,957	7,953
Amortization of deferred compensation	9,815	11,411	7,605
Amortization of convertible debt discount	1,077	3,530	4,283
Changes in income tax accruals	1,424	(865)	2,854
Changes in operating assets and liabilities:
Decrease/(increase) in operating assets	(40,623)	(5,332)	3,512
(Decrease)/increase in operating liabilities	(12,582)	(4,660)	291

Net cash provided by operating activities	244,236	214,180	229,383

Investing Activities
Proceeds from sales of real estate investments, net	321,803	20,738	—
Proceeds from the sale of marketable securities	9,799	39,488	—
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	(989,029)	(347,582)	(28,528)
Cash paid in nonmonetary asset exchange	(28,124)	—	—
Development of real estate assets	(98,683)	(92,142)	(183,157)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(91,476)	(73,977)	(85,403)
Capital expenditures — non-real estate assets	(13,267)	(4,342)	(6,269)
Payments related to the buyout of joint venture partner	—	(16,141)	—
Investment in unconsolidated joint ventures	(102,810)	(110,921)	(24,988)
Distributions received from/(paid to) unconsolidated joint venture	11,202	1,125	1,741
Proceeds from note receivable	7,800	—	200,000
Purchase deposits on pending real estate acquisitions	(80,397)	—	—
Disbursements related to notes receivable	—	—	(500)
Purchase of marketable securities	—	—	(30,941)

Net cash used in investing activities	(1,053,182)	(583,754)	(158,045)

Financing Activities
Payments on secured debt	(336,004)	(187,308)	(159,612)
Proceeds from the issuance of secured debt	30,728	68,380	560,436
Proceeds from the issuance of unsecured debt	296,964	399,190	100,000
Payments on unsecured debt	(264,829)	(79,236)	(641,759)
Net (repayment)/proceeds of revolving bank debt	389,250	(157,550)	189,300
Payment of financing costs	(13,465)	(8,244)	(8,650)
Issuance of common and restricted stock, net	3,866	5,446	398
Proceeds from the issuance of common shares through public offering, net	879,754	467,565	67,151
Payments for the repurchase of Series G preferred stock, net	(3,597)	(637)	(21,505)
Distributions paid to non-controlling interests	(10,947)	(4,314)	(7,275)
Distributions paid to preferred stockholders	(9,311)	(9,488)	(11,203)
Distributions paid to common stockholders	(150,446)	(120,729)	(144,576)
Repurchase of common stock	—	—	(798)

Net cash provided by/(used in) financing activities	811,963	373,075	(78,093)
See accompanying notes to consolidated financial statements.

UDR, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands, except for share data)

	Years Ended December 31,
	2011	2010	2009
Net increase/(decrease) in cash and cash equivalents	3,017	3,501	(6,755)
Cash and cash equivalents, beginning of year	9,486	5,985	12,740

Cash and cash equivalents, end of year	$12,503	$9,486	$5,985

Supplemental Information:
Interest paid during the year, net of amounts capitalized	$168,577	$154,843	$164,357
Non-cash transactions:
Real estate acquired in asset exchange	268,853	—	—
Real estate disposed in asset exchange	192,576	—	—
Contingent consideration accrued in business combination	3,000	—	—
OP Units issued in partial consideration for property acquisitions	111,034	—	—
Secured debt assumed in the acquisitions of properties, including asset exchange	278,657	91,442	—
Secured debt transferred in asset exchange	55,356	—	—
Fair market value adjustment of secured debt assumed in acquisitions of properties, including asset exchange	26,880	1,820	—
Fair market value of land contributed by non-controlling interest	4,078	—	—
Non-cash consideration to acquire non-real estate asset	6,864	—	—
Conversion of operating partnership non-controlling interests to Common Stock (12,511 in 2011; 923,944 in 2010; and 2,130,452 in 2009)	287	18,429	21,117
Retirement of fully depreciated assets	—	8,680	4,407
Issuance of restricted stock awards	6	16	2
Payment of Special Dividend through the issuance of 11,358,042 shares of Common Stock	—	—	132,787
See accompanying notes to consolidated financial statements.

UDR, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except per share data)

							Accumulated
						Distributions in	Other
	Preferred Stock		Common Stock		Paid-in	Excess of	Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Net Income	Income/(Loss)	interest	Total
Balance, December 31, 2008	7,234,512	$157,339	137,423,074	$1,374	$1,717,940	$(448,737)	$(11,927)	$3,350	$1,419,339
Comprehensive (loss)/income
Net loss attributable to UDR, Inc.	—	—	—	—	—	(87,532)	—	—	(87,532)
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	191	191
Other comprehensive income:
Change in fair value of marketable securities	—	—	—	—	—	—	4,584	—	4,584
Unrealized gain on derivative financial instruments	—	—	—	—	—	—	8,133	—	8,133
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	(788)	—	(788)

Comprehensive income/(loss)	—	—	—	—	—	(87,532)	11,929	191	(75,412)

Issuance of common and restricted shares	—	—	193,882	2	8,262	—	—	—	8,264
Issuance of common shares through public offering, net of issuance costs	—	—	4,460,032	45	67,186				67,231
Redemption of 997,738 shares of 6.75% Series G Cumulative Redeemable Shares	(997,738)	(24,944)	—	—	853	2,586	—	—	(21,505)
Purchase of common shares	—	—	(100,000)	(1)	(797)	—	—	—	(798)
Adjustment for conversion of non-controlling interest in Series B and C LLC Series C, D and E LLC	—	—	—	—	1,456	—	—	—	1,456
Adjustment for conversion of non-controlling interests of unitholders in operating partnerships	—	—	2,130,452	21	21,096	—	—	—	21,117
Issuance of common shares through special dividend	—	—	11,358,042	114	132,673	—	—	—	132,787
Common stock distributions declared ($0.845 per share)	—	—	—	—	—	(127,066)	—	—	(127,066)
Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	—	—	(3,724)	—	—	(3,724)
Preferred stock distributions declared-Series G ($1.6875 per share)	—	—	—	—	—	(7,188)	—	—	(7,188)
Adjustment to reflect redeemable non-controlling redemption value	—	—	—	—	—	(15,519)	—		(15,519)

Balance, December 31, 2009	6,236,774	132,395	155,465,482	1,555	1,948,669	(687,180)	2	3,541	1,398,982

Comprehensive (loss)/income
Net loss attributable to UDR, Inc.	—	—	—	—	—	(102,899)	—		(102,899)
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	146	146
Other comprehensive income:
Change in fair value of marketable securities	—	—	—	—	—	—	(1,092)	—	(1,092)
Unrealized loss on derivative financial instruments	—	—	—	—	—	—	(2,497)	—	(2,497)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	118	—	118

Comprehensive income/(loss)	—	—	—	—	—	(102,899)	(3,471)	146	(106,224)

Issuance of common and restricted shares	—	—	1,562,537	16	15,710	—	—	—	15,726
Issuance of common shares through public offering	—	—	24,544,367	245	467,319				467,564
Repurchase of 27,400 shares of 6.75% Series G Cumulative Redeemable Shares	(27,400)	(685)			23	25	—	—	(637)
Adjustment for conversion of non-controlling interests of unitholders in operating partnerships	—	—	923,944	9	18,420	—	—	—	18,429
Common stock distributions declared ($0.73 per share)	—	—	—	—	—	(126,086)	—	—	(126,086)
Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	—	—	(3,726)	—	—	(3,726)
Preferred stock distributions declared-Series G ($1.6875 per share)	—	—	—	—	—	(5,762)	—	—	(5,762)
Adjustment to reflect redeemable non-controlling redemption value	—	—	—	—	—	(48,236)	—		(48,236)

Balance, December 31, 2010	6,209,374	$131,710	182,496,330	1,825	2,450,141	(973,864)	(3,469)	3,687	1,610,030

Comprehensive (loss)/income
Net income attributable to UDR, Inc.	—	—	—	—	—	20,023	—		20,023
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	167	167
Other comprehensive income:
Change in fair value of marketable securities	—	—	—	—	—	—	(3,492)	—	(3,492)
Unrealized loss on derivative financial instruments	—	—	—	—	—	—	(7,345)	—	(7,345)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	404	—	404

Comprehensive income/(loss)	—	—	—	—	—	20,023	(10,433)	167	9,757

Issuance of common and restricted shares	—	—	615,752	6	10,996	—	—	—	11,002
Issuance of common shares through public offering	—	—	36,525,632	366	879,388				879,754
Repurchase of 141,200 shares of 6.75% Series G Cumulative Redeemable Shares	(141,200)	(3,530)			108	(175)	—	—	(3,597)
Adjustment for conversion of non-controlling interests of unitholders in operating partnerships	—	—	12,511	—	287	—	—	—	287
Acquistion of noncontrolling interest	—	—	—	—	(450)	—	—	—	(450)
Increase in non-controlling interest from business combination, net	—	—	—	—	—	—	—	880	880
Common stock distributions declared ($0.80 per share)	—	—	—	—	—	(165,590)	—	—	(165,590)
Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	—	—	(3,724)	—	—	(3,724)
Preferred stock distributions declared-Series G ($1.6875 per share)	—	—	—	—	—	(5,587)	—	—	(5,587)
Adjustment to reflect redeemable non-controlling redemption value	—	—	—	—	—	(13,978)	—		(13,978)

Balance, December 31, 2011	6,068,174	$128,180	219,650,225	$2,197	$3,340,470	$(1,142,895)	$(13,902)	$4,734	$2,318,784

See accompanying notes to consolidated financial statements.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
1. CONSOLIDATION AND BASIS OF PRESENTATION
Organization, formation and special dividend
UDR, Inc. (“UDR”, the “Company” “we” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities generally in high barrier-to-entry markets located in the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. At December 31, 2011, our apartment portfolio consisted of 163 consolidated communities located in 22 markets consisting of 47,343 apartment homes. In addition, the Company has an ownership interest in 10,496 apartment homes through unconsolidated joint ventures.
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
Basis of presentation
The accompanying Consolidated Financial Statements of UDR includes its wholly-owned and/or controlled subsidiaries (see Note 5, Joint Ventures, for further discussion). All significant intercompany accounts and transactions have been eliminated in consolidation.
The Company’s subsidiaries include United Dominion Realty, L.P. (the “Operating Partnership”). As of December 31, 2011 and 2010, there were 184,281,253 and 179,909,408 units in the Operating Partnership outstanding, of which 174,859,951 units or 94.9% and 174,847,440 units or 97.2% were owned by UDR and 9,421,302 units or 5.1% and 5,061,968 units or 2.8% were owned by limited partners, respectively. The consolidated financial statements of UDR include the non-controlling interests of the unitholders in the Operating Partnership. The consolidated financial statements of UDR include the non-controlling interests of the unitholders in the Heritage OP prior to UDR’s ownership of 100% of 6,264,260 units outstanding in Heritage Communities LP as of December 31, 2009.
The Company evaluated subsequent events through the date its financial statements were issued. Except as disclosed in Note 18, Subsequent Events, no other recognized or non-recognized subsequent events were noted.
2. SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220), which provides that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. The ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This requirement is effective for fiscal years and interim periods beginning after December 15, 2011 for the Company. The Company does not expect a material impact on its consolidated financial position, results of operations, or cash flows as a result of this new guidance.
The FASB recently issued ASU Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.
In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASC 820), which clarifies Topic 820, but also includes some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Finance Reporting Standards (“IFRS”). This is effective for periods beginning after December 15, 2011 for the Company. The Company does not expect a material impact on its consolidated financial position, results of operations, or cash flows as a result of this new guidance.
In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29), which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The Company adopted the requirements of in ASU 2010-29, which were effective prospectively for the Company’s business combinations occurring during the year ended December 31, 2011. See Note 3, Real Estate Owned, for these disclosures.
In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements an amendment to ASC Topic 820, Fair Value Measurements and Disclosures (ASU 2010-06). This amendment provides for more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. With the exception for the requirement to disclose activity in Level 3 fair value measurements, which include purchases, sales, issuances and settlements in the rollforward activity, ASU 2010-06 was effective for the Company for our fiscal year beginning in January 1, 2010. Disclosures of rollforward activity in Level 3 fair value measurements was effective for the Company for the interim periods within and for the fiscal year beginning in January 1, 2011, and did not have a material impact on our consolidated financial position, results of operations or cash flows during the year ended December 31, 2011.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
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
UDR purchases real estate investment properties and records the tangible and identifiable intangible assets and liabilities acquired based on their estimated fair value. The primary, although not only, identifiable intangible asset associated with our portfolio is the value of existing lease agreements. When recording the acquisition of a community, we first assign fair value to the estimated intangible value of the existing lease agreements and then to the estimated value of the land, building and fixtures assuming the community is vacant. The Company estimates the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. Depreciation on the building is based on the expected useful life of the asset and the in-place leases are amortized over their remaining average contractual life. Property acquisition costs are expensed as incurred.
Quarterly or when changes in circumstances warrant, UDR will assess our real estate portfolio for indicators of impairment. In determining whether the Company has indicators of impairment in our real estate assets, we assess whether the long-lived asset’s carrying value exceeds the community’s undiscounted future cash flows, which is representative of projected net operating income (“NOI”) plus the residual value of the community. Our future cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. If such indicators of impairment are present and the carrying value exceeds the undiscounted cash flows of the community, an impairment loss is recognized equal to the excess of the carrying amount of the asset over its estimated fair value. Our estimates of fair market value represent our best estimate based primarily upon unobservable inputs related to rental rates, operating costs, growth rates, discount rates, capitalization rates, industry trends and reference to market rates and transactions.
For long-lived assets to be disposed of, impairment losses are recognized when the fair value of the asset less estimated cost to sell is less than the carrying value of the asset. Properties classified as real estate held for sale generally represent properties that are actively marketed or contracted for sale with the closing expected to occur within the next twelve months. Real estate held for sale is carried at the lower of cost, net of accumulated depreciation, or fair value, less the cost to sell, determined on an asset-by-asset basis. Expenditures for ordinary repair and maintenance costs on held for sale properties are charged to expense as incurred. Expenditures for improvements, renovations, and replacements related to held for sale properties are capitalized at cost. Depreciation is not recorded on real estate held for sale.
Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which are 35 years for buildings, 10 to 35 years for major improvements, and 3 to 10 years for furniture, fixtures, equipment, and other assets. As of December 31, 2011 and 2010, the amount of our net intangible assets which are reflected in “Other assets” was $21.4 million and $13.3 million, respectively. As of December 31, 2011 and 2010, the amount of our net intangible liabilities which are reflected in “Accounts payable, accrued expenses, and other liabilities” was $5.9 million and $3.9 million in our Consolidated Balance Sheets. The balances are being amortized over the remaining life of the respective intangible.
All development projects and related costs are capitalized and reported on the Consolidated Balance Sheets as “Real estate under development”. As each building in a project is completed and becomes available for lease-up, the Company ceases capitalization and the assets are depreciated over their estimated useful life. The costs of development projects which include interest, real estate taxes, insurance, and allocated development overhead related to support costs for personnel working directly on the development site are capitalized during the construction period. During the years ended 2011, 2010, and 2009, total interest capitalized was $13.0 million, $12.5 million, and $16.9 million, respectively.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
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
Marketable Securities
Marketable securities represented common stock in a publicly held company and were classified as “available-for-sale”. At December 31, 2010, the marketable securities were carried at an estimated fair value of $3.9 million, which consisted of a cost of $374,000 and gross unrealized gains of $3.5 million that was reported as a component of stockholders’ equity.
During the year ended December 31, 2011, the Company sold the marketable securities for $3.5 million, resulting in a gross realized gain of $3.1 million, which is included in “Other Income” on the Consolidated Statements of Operations. The cost of securities sold was based on the specific identification method. As a result of the sale, unrealized gains of $3.5 million were reclassified out of accumulated other comprehensive income/(loss) into earnings during the year ended December 31, 2011.
During the year ended December 31, 2010, the Company sold previously held corporate debt securities, which were classified as “available-for-sale”. Proceeds from the sale of these securities were $39.5 million, resulting in gross realized gains of $4.7 million. These gains are included in “Other income” in the Consolidated Statements of Operations. The amortization of any discount and interest income on these securities are also included in “Other Income” on the Consolidated Statements of Operations for the year ended December 31, 2010 and 2009.
Investment in joint ventures
We use the equity method to account for investments that qualify as variable interest entities where we are not the primary beneficiary and entities that we do not control or where we do not own a majority of the economic interest but have the ability to exercise significant influence over the operating and financial policies of the investee. Throughout these financial statements we use the term “joint venture” when referring to investments in entities in which we do not have a 100% ownership interest. The Company also uses the equity method when we function as the managing member and our joint venture partner has substantive participating rights or where we can be replaced by our joint venture partner as managing member without cause. For a joint venture accounted for under the equity method, our share of net earnings or losses is reflected as income/loss when earned/incurred and distributions are credited against our investment in the joint venture as received.
In determining whether a joint venture is a variable interest entity, the Company considers: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including necessity of subordinated debt; estimates of future cash flows; ours and our partner’s ability to participate in the decision making related to acquisitions, disposition, budgeting and financing of the entity; obligation to absorb losses and preferential returns; nature of our partner’s primary operations; and the degree, if any, of disproportionally between the economic and voting interests of the entity. As of December 31, 2011, the Company did not assess any of our joint ventures as variable interest entities where UDR was the primary beneficiary.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
We evaluate our investments in unconsolidated joint ventures for events or changes in circumstances that indicate there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, the fair value of the property of the joint venture, and the relationships with the other joint venture partners and its lenders. The amount of loss recognized is the excess of the investment’s carrying amount over its estimated fair value. If we believe that the decline in fair value is temporary, no impairment is recorded. The aforementioned factors are taken into consideration as a whole by management in determining the valuation of our equity method investments. Should the actual results differ from management’s judgment, the valuation could be negatively affected and may result in a negative impact to our Consolidated Financial Statements.
Derivative financial instruments
The Company utilizes derivative financial instruments to manage interest rate risk and generally designates these financial instruments as cash flow hedges. Derivative financial instruments are recorded on our Consolidated Balance Sheets as either an asset or liability and measured quarterly at their fair value. The changes in fair value for cash flow hedges that are deemed effective are reflected in other comprehensive income and for non-designated derivative financial instruments in earnings. The ineffective component of cash flow hedges, if any, is recorded in earnings.
Redeemable noncontrolling interests in the Operating Partnership
Interests in the Operating Partnership held by limited partners are represented by Operating Partnership units (“OP Units”). Income is allocated to holders of OP Units based upon net income available to common stockholders and the weighted average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to non-controlling interests in accordance with the terms of the individual partnership agreements.
Limited partners have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the limited partner at a redemption price equal to and in the form of the Cash Amount (as defined in the limited partnership agreement of the Operating Partnership (the “Partnership Agreement”)), provided that such OP Units have been outstanding for at least one year. UDR, as the general partner of the Operating Partnership may, in its sole discretion, purchase the OP Units by paying to the limited partner either the Cash Amount or the REIT Share Amount (generally one share of Common Stock of the Company for each OP Unit), as defined in the Partnership Agreement. Accordingly, the Company records the OP Units outside of permanent equity and reports the OP Units at their redemption value, equivalent to the fair value of a share of UDR common stock, at each balance sheet date.
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
DECEMBER 31, 2011
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
Income taxes
UDR is operated as, and elects to be taxed as a REIT. Generally, a REIT complies with the provisions of the Internal Revenue Code if it meets certain requirements concerning its income and assets, as well as if it distributes at least 90% of its REIT taxable income to its stockholders and will not be subject to U.S. federal income taxes if it distributes at least 100% of its income. Accordingly, no provision has been made for federal income taxes of the REIT. UDR is subject to certain state and local excise or franchise taxes, for which provision has been made. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to United States Federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if we qualify as a REIT, we may be subject to certain state and local income taxes and to United States Federal income tax. We also will be required to pay a 100% tax on non-arms length transactions between us and a taxable REIT subsidiary and on any net income from sales of property that the IRS successfully asserts was property held for sale to customers in the ordinary course.
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
Discontinued operations
For properties accounted for under FASB ASC 360, Property, Plant and Equipment (“Topic 360”), the results of operations for those properties sold during the year or classified as held-for-sale at the end of the current year are classified as discontinued operations in the current and prior periods pursuant to FASB ASC 205-20, Presentation of Financial Statements — Discontinued Operations (“Topic 205-20”). Further, to meet the discontinued operations criteria, the Company will not have any significant continuing involvement in the ownership or operation of the property after the sale or disposition. Once a property is classified as held-for-sale, depreciation is no longer recorded. However, if the Company determines that the property no longer meets the criteria for held-for-sale, the Company will recapture any unrecorded depreciation on the property. (See Note 4, Discontinued Operations for further discussion).
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
The following table sets forth the computation of basic and diluted earning per share (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2011	2010	2009

Numerator for earnings per share — basic and diluted:
Net income/(loss) attributable to common stockholders	$10,537	$(112,362)	$(95,858)

Denominator for earnings per share — basic and diluted:
Weighted average common shares outstanding	202,573	167,365	150,067
Non-vested restricted stock awards	(1,279)	(1,508)	(977)

Denominator for basic and diluted earnings per share	201,294	165,857	149,090

Net income/(loss) attributable to common stockholders — basic and diluted	$0.05	$(0.68)	$(0.64)

The effect of the conversion of the OP Units, convertible Preferred Stock, convertible debt, stock options, and restricted stock is not dilutive and is therefore not included in the above calculations as the Company reported a loss from continuing operations for the years ended December 31, 2011, 2010, 2009.
If the operating partnership units were converted to Common Stock, the additional shares of Common Stock outstanding for the years ended December 31, 2011, 2010, and 2009 would be 7,601,693; 5,711,275; and 6,705,624 weighted average Common Shares, respectively.
If the convertible Preferred Stock were converted to Common Stock, the additional shares of Common Stock outstanding would be 3,035,548 weighted average Common Shares for the years ended December 31, 2011, 2010 and 2009.
If the stock options and unvested restricted stock were converted to Common Stock, the additional weighted average Common Shares outstanding using the treasury stock method for the three years ended December 31, 2011, 2010, and 2009 would be 2,154,739; 2,296,097; and 729,592 weighted average Common Shares, respectively.
Stock-based employee compensation plans
UDR accounts for its stock-based employee compensation plans in accordance with FASB ASC 718, Compensation- Stock Compensation. This standard requires an entity to measure the cost of employee services received in exchange for an award of an equity instrument based on the award’s fair value on the grant date and recognize the cost over the period during which the employee is required to provide service in exchange for the award, which is generally the vesting period. The fair value for stock options issued by the Company is calculated utilizing the Black-Scholes-Merton formula. For performance based awards, the Company remeasures the fair value each balance sheet date with adjustments made on a cumulative basis until the award is settled and the final compensation is known.
Advertising costs
All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item “Administrative and marketing”. During 2011, 2010, and 2009, total advertising expense was $5.4 million, $6.4 million, and $5.7 million, respectively.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
Cost of raising capital
Costs incurred in connection with the issuance of equity securities are deducted from stockholders’ equity. Costs incurred in connection with the issuance or renewal of debt are subject to the provisions of FASB ASC 470-50, Debt Modification and Extinguishment. Accordingly, if the terms of the renewed or modified debt instrument are deemed to be substantially different (i.e. a 10 percent or greater difference in the cash flows between instruments), all unamortized financing costs associated with the extinguished debt are charged to earnings in the current period. When the cash flows are not substantially different, the costs associated with the renewal or modification are capitalized and amortized into interest expense over the remaining term of the related debt instrument and other related costs are expensed. The balance of any unamortized financing costs associated with retired debt is expensed upon retirement. Deferred financing costs for new debt instruments include fees and costs incurred by the Company to obtain financing. Deferred financing costs are generally amortized on a straight-line basis, which approximates the effective interest method, over a period not to exceed the term of the related debt.
Comprehensive income
Comprehensive income, which is defined as all changes in equity during each period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Changes in Equity. For each of the three years ended December 31, 2011, 2010, and 2009 other comprehensive income/(loss) consisted of the change in fair value of marketable securities, the change in the fair value of effective cash flow hedges, and the allocation of other comprehensive income/(loss) to redeemable non-controlling interests.
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
Market concentration risk
The Company is subject to increased exposure from economic and other competitive factors specific to markets where the Company holds a significant percentage of the carrying value of its real estate portfolio. At December 31, 2011, the Company held greater than 10% of the carrying value of its real estate portfolio in the Orange County, California; Metropolitan DC; and
New York, New York markets.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
3. REAL ESTATE OWNED
Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development and properties deemed as held for sale. As of December 31, 2011, the Company owned and consolidated 163 communities in 11 states and the District of Columbia totaling 47,343 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of December 31, 2011 and 2010 (dollar amounts in thousands):

	December 31,
	2011	2010

Land	$1,919,249	$1,611,740
Depreciable property — held and used:
Building and improvements	5,612,513	4,313,338
Furniture, fixtures and equipment	293,963	273,589
Under development:
Land	116,051	62,410
Construction in progress	132,695	35,502
Held for sale:
Land	—	171,967
Building and improvements	—	383,076
Furniture, fixtures and equipment	—	29,725

Real estate owned	8,074,471	6,881,347
Accumulated depreciation	(1,831,727)	(1,638,326)

Real estate owned, net	$6,242,744	$5,243,021

The following table summarizes UDR’s real estate community acquisitions for the year ended December 31, 2011 (dollar amounts in thousands):

				Purchase
Property Name	Market	Acquisition Date	Units	Price (a)

10 Hanover Square	New York, NY	April 2011	493	$259,750
388 Beale	San Francisco, CA	April 2011	227	90,500
14 North	Boston, MA	April 2011	387	64,500
Inwood West	Boston, MA	April 2011	446	108,000
View 14	Metropolitan D.C.	June 2011	185	105,538
Rivergate	New York, NY	July 2011	706	443,403
21 Chelsea	New York, NY	August 2011	210	138,930
95 Wall	New York, NY	August 2011	507	328,914

			3,161	$1,539,535

(a)	The purchase price is the contractual sales price between UDR and the third party and does not include any costs that the Company incurred in the pursuit of the property or the recorded difference between the agreed upon value and the fair value of the OP Units issued as part of the consideration paid.
During the year ended December 31, 2011, the Company also acquired three parcels of land located in Huntington Beach, California; Addison, Texas; and Boston, Massachusetts for a gross purchase price of $34.3 million.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
During the year ended December 31, 2011, the Company entered into a joint venture to acquire and redevelop an existing commercial property. See Note 5, Joint Ventures.
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
In April 2011, the Company and the Operating Partnership completed a $500.0 million asset exchange whereby UDR acquired 388 Beale, and the Operating Partnership acquired 14 North, and Inwood West. The communities acquired were valued at $263.0 million representing their estimated fair value. The Company paid $28.1 million of cash and assumed debt with a fair value of $61.7 million. UDR sold two multifamily apartment communities (434 homes) and the Operating Partnership sold four multifamily apartment communities (984 homes) located in California as part of the transaction. (See Note 4, Discontinued Operations, for further discussion of real estate community dispositions.)
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
The Company records the fair value of the tangible and identifiable intangible assets and liabilities acquired based on their estimated fair value. When recording the acquisition of a community, the Company first assigns fair value to the estimated intangible value of the existing lease agreements and then to the estimated value of the land, building and fixtures assuming the community is vacant. The primary, although not only, identifiable intangible asset associated with our portfolio is the value of existing lease agreements. The Company estimates the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up.
Total acquisition value of the communities, including the difference between the agreed upon value of the OP Units and the fair value of the OP Units issued at the acquisition date (if applicable), was recorded $301.7 million to land; $1.2 billion to buildings and improvements; $6.1 million to furniture, fixtures, and equipment; $39.6 million to intangible assets; $3.1 million to intangible below market lease liabilities; and $305.5 million to assumed debt.
The Company’s results of operations include operating revenues of $58.4 million and loss from continuing operations of $26.9 million of the acquired properties from the acquisition dates to December 31, 2011.
The unaudited pro forma information below summarizes the Company’s combined results of operations for the years ended December 31, 2011, and 2010 as though the above acquisitions were completed on January 1, 2010. The information for the years ended December 31, 2011 and 2010 includes pro forma results for the portion of the period prior to the acquisition date and actual results from the date of acquisition through the end of the period. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor does it purport to represent the Company’s results of operations for future periods (in thousands except for per share amounts).

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011

	December 31,
	2011	2010

Pro forma revenues	$740,342	$712,380
Pro forma loss attributable to common stockholders	(4,309)	(109,442)
Proforma loss attributable to common stockholders — basic	(0.02)	(0.64)
Pro forma loss attributable to common stockholders — diluted	(0.02)	(0.64)
During the year ended December 31, 2010, the Company acquired five operating communities with 1,374 apartment homes for a total purchase price of $412.0 million and a parcel of land for a total gross purchase price of $23.6 million.
During the year ended December 31, 2009, the Company acquired one community with 289 apartment homes in Dallas, Texas.
The Company incurred $4.8 million, $2.9 million and $0 of acquisition-related costs during the years ended December 31, 2011, 2010 and 2009, respectively. These expenses are classified on the Consolidated Statements of Operations in the line item entitled “General and administrative”.
4. DISCONTINUED OPERATIONS
The results of operations for properties sold during the year or designated as held-for-sale at the end of the year are classified as discontinued operations for all periods presented. Properties classified as real estate held for sale generally represent properties that are actively marketed or contracted for sale with the closing expected to occur within the next twelve months. The application of Topic 360 does not have an impact on net income available to common stockholders. The application of Topic 360 results in the reclassification of the operating results of all properties sold or classified as held for sale through December 31, 2011, within the Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets as of December 31, 2011 and 2010, if applicable. The gain on sale and the results of operations from these properties are classified on the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations”.
During the year ended December 31, 2011, the Company sold 18 apartment home communities (4,488 homes), which included 6 apartment home communities (1,418 homes) sold in conjunction with an asset exchange in April 2011, for a total sales price of $593.4 million. During the year ended December 31, 2011, UDR recognized gains on the sale of apartment home communities for financial reporting purposes of $138.5 million, which is also included in discontinued operations. At December 31, 2011, UDR did not have any assets that met the criteria to be classified as held for sale.
During the year ended December 31, 2010, UDR sold one apartment home community (149 homes). UDR recognized gains for financial reporting purposes of $4.1 million, which is included in discontinued operations.
For the year ended December 31, 2009, the Company did not dispose of any apartment home communities.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
The following is a summary of income from discontinued operations for the years ended December 31, (dollars in thousands):

	December 31,
	2011	2010	2009

Rental income	$39,695	$59,784	$55,079
Non-property income	—	1,845	—

	39,695	61,629	55,079
Rental expenses	15,603	21,753	18,617
Property management fee	1,092	1,644	1,515
Real estate depreciation	14,332	27,831	25,439
Interest	1,510	5,193	6,063
Other expense	227	75	12

	32,764	56,496	51,646
Income before net gain on the sale of depreciable property and income taxes	6,931	5,133	3,433
Gain on the sale of depreciable property	138,508	4,083	2,424
Income tax expense	(13,218)	—	—

Income from discontinued operations	$132,221	$9,216	$5,857

5. JOINT VENTURES
UDR has entered into joint ventures with unrelated third parties to acquire real estate assets that are either consolidated and included in real estate owned on our Consolidated Balance Sheets or are accounted for under the equity method of accounting, and are included in investment in unconsolidated joint ventures on our Consolidated Balance Sheets. The Company consolidates an entity in which we own less than 100% but control the joint venture. In addition, the Company would consolidate any joint venture in which we are the general partner or managing member and the third party does not have the ability to substantively participate in the decision-making process nor the ability to remove us as general partner or managing member without cause.
UDR’s joint ventures are funded with a combination of debt and equity. Our losses are limited to our investment and except as noted below, the Company does not guarantee any debt, capital payout or other obligations associated with our joint venture portfolio.
Consolidated Joint Ventures
In August 2011, the Company invested in a joint venture with an unaffiliated third party to acquire and redevelop an existing commercial property into a 173 apartment home community in Orange County, California. At closing the Company contributed $9.0 million and at December 31, 2011, UDR owned a 90% controlling interest in the investment. Under the terms of the operating agreement, our partner is required to achieve certain criteria as it relates to the entitlement process. If the criteria are met on or before 730 days after the site plan application is deemed complete by the city, the Company is obligated to contribute an additional $3.0 million to the joint venture for distribution to our partner. At the acquisition date, the Company accrued and capitalized $3.0 million related to the contingent consideration, which represents the difference between fair value of the property of $9.8 million on the formation date and the estimated fair value of the underlying property upon completion of the entitlement process of $12.8 million. The Company estimated the fair value based on Level 3 inputs utilized in a third party valuation.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
During the year ended December 31, 2011, the Company paid $450,000 to acquire from our partner its remaining 2% noncontrolling interests in the 989 Elements, Elements Too, and Bellevue joint ventures. The consideration paid in excess of the book value of the noncontrolling interest, is reflected as a reduction of the Company’s equity.
Unconsolidated Joint Ventures
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures consisting of our proportionate share of the net earnings or loss of the joint ventures. In addition, we may earn fees for providing management services to the unconsolidated joint ventures. As of December 31, 2011, UDR had investments in the following unconsolidated joint ventures which are accounted for under the equity method of accounting.
In November 2010, the Company acquired The Hanover Company’s (“Hanover”) partnership interests in the Hanover/MetLife Master Limited Partnership (“UDR/MetLife I”) at a cost of $100.8 million. UDR/MetLife I owns a portfolio of 26 operating communities containing 5,748 apartment homes and 10 land parcels with the potential to develop approximately 2,000 (unaudited) additional apartment homes. Under the terms of UDR/MetLife I, UDR acts as the general partner and earns fees for property and asset management and financing transactions.
UDR has a weighted average ownership interest of 12.27% in the operating communities and 4.11% in the land parcels. The initial investment of $100.8 million consisted of $71.8 million in cash, which included associated transaction costs, and a $30.0 million payable (includes present value discount of $1.0 million) to Hanover. UDR agreed to pay the $30.0 million balance to Hanover in two interest free installments in the amounts of $20.0 million (paid in November 2011) and $10.0 million on the first and second anniversaries of the closing, respectively. The $30.0 million payable was recorded at its present value of $29.0 million using an effective interest rate of 2.67%. At December 31, 2011 and 2010, the net carrying value of the payable was $9.8 million and $29.1 million, respectively. Interest expense of $697,000 and $129,000 was recorded during the years ended December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the Company’s investment was $133.8 million and $122.2 million, respectively.
UDR’s total cost of its equity investment of $100.8 million differed from the proportionate share in the underlying net assets of UDR/MetLife I of $111.4 million. The difference of $10.6 million was attributable to certain assets and adjustments that were allocated to UDR’s proportionate share in UDR/MetLife I’s buildings of $8.4 million, land of $3.9 million, and ($1.6 million) of lease intangible assets. With the exception of land, the difference related to buildings is amortized and recorded as a component of loss from unconsolidated entities over 45 years and the difference related to lease intangible assets was amortized and recorded as a component of loss from unconsolidated entities over 11 months with the offset to the Company’s carrying value of its equity investment. During the years ended December 31, 2011 and 2010, the Company recorded $1.1 million and $264,000 of amortization, respectively.
In connection with the purchase of Hanover’s interests in UDR/MetLife I, UDR agreed to indemnify Hanover from liabilities arising from Hanover’s guaranty of $506.0 million in loans ($51.0 million outstanding at December 31, 2011) which are secured by a security interest in the operating communities subject to the respective loans. The loans are to the sub-tier partnerships which own the 26 operating communities. The Company anticipates that the balance of these loans will be refinanced by UDR/MetLife I over the next twelve months.
In October 2010, the Company entered into a joint venture to develop a 240-home community in Stoughton, Massachusetts. At December 31, 2011 and 2010, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $10.0 million. Our investment at December 31, 2011 and 2010 was $17.2 million and $10.3 million, respectively.
In May 2011, the Company entered into a joint venture to develop a 263-home community in San Diego, California. At December 31, 2011 and at closing, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $9.9 million and our investment at December 31, 2011 was $12.1 million.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
In June 2011, UDR/MetLife I sold a parcel of land to a joint venture, in which the Company is a partner, to develop a 256-home community in College Park, Maryland. At December 31, 2011 and at closing, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $7.1 million and our investment at December 31, 2011 was $8.6 million.
UDR is a partner with an unaffiliated third party, which formed a joint venture for the investment of up to $450.0 million in multifamily properties located in key, high barrier to entry markets such as Metropolitan Washington D.C. The partners will contribute equity of $180.0 million of which the Company’s maximum equity will be 30% or $54.0 million when fully invested. In 2010, the joint venture acquired its first property (151 homes). During the year ended December 31, 2011, the joint venture acquired two additional properties (509 homes). At December 31, 2011 and 2010, the Company owned a 30% interest in the joint venture. Our investment at December 31, 2011 and 2010 was $34.1 million and $5.2 million, respectively.
UDR is a partner with an unaffiliated third party which owns and operates 10 operating properties located in Texas (3,992 homes). UDR contributed cash and a property equal to 20% of the fair value of the properties. The unaffiliated member contributed cash equal to 80% of the fair value of the properties comprising the joint venture, which was then used to purchase the nine operating properties from UDR. Our initial investment was $20.4 million. Our investment at December 31, 2011 and 2010 was $7.1 million and $10.3 million, respectively.
We evaluate our investments in unconsolidated joint ventures for events or changes in circumstances that indicate there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. Prior to their consolidation and during the year ended December 31, 2009, we recognized a non-cash charge of $16.0 million representing the other-than-temporary decline in the fair values below the carrying values of two of the Company’s Bellevue, Washington joint ventures, which were previously accounted for under the equity method. The Company did not recognize any other-than-temporary decrease in the value of its other investments in unconsolidated joint ventures during the years ended December 31, 2011, 2010 and 2009.
Summarized combined financial information relating to all the unconsolidated joint ventures operations (not just our proportionate share), is presented below for the years ended December 31, (dollars in thousands):

	Year ended December 31,
	2011	2010	2009 (a)

For the year ended:
Revenues	$201,368	$60,234	$48,575
Real estate depreciation and amortization	69,290	28,744	21,133
Net loss	(21,724)	(29,737)	(11,719)
UDR recorded loss from unconsolidated entities	6,352	4,204	18,665

(a)	Includes results of operations of joint ventures previously accounted for under the equity method through the effective date of consolidation.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
Combined summary balance sheets relating to all the unconsolidated joint ventures (not just our proportionate share) is presented below for the years ended December 31, (dollars in thousands):

	2011	2010
Real estate, net	$2,908,623	$2,692,167
Total assets	2,998,866	2,807,886
Amount due to UDR	6,251	672
Third party debt	1,499,419	1,524,872
Total liabilities	1,561,396	1,580,733
Total Equity	1,437,470	1,227,153
Equity held by non-controlling interest	14,641	14,537
As of December 31, 2011 and 2010, the Company had deferred fees and deferred profit from the sale of properties to a joint venture of $29.1 million and $28.9 million, respectively, the majority of which the Company will not recognize until the underlying properties are sold to a third party. The Company recognized $9.6 million, $3.2 million, and $1.9 million of management fees during the years ended December 31, 2011, 2010, and 2009, respectively, for our management of the joint ventures. The management fees are classified in “Other Income” in the Consolidated Statements of Operations.
At December 31, 2011, the Company is obligated to make additional capital contributions of $67.3 million to fund our unconsolidated development joint ventures. The Company may, in the future, make additional capital contributions to certain of our other joint ventures should additional capital contributions be necessary to fund acquisitions and operating shortfalls.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
6. SECURED DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification of the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument. Secured debt, including debt related to real estate under development and held for sale, which encumbers $3.1 billion or 38.3% of UDR’s total real estate owned based upon gross book value ($5.0 billion or 61.7% of UDR’s real estate owned based on gross book value is unencumbered) consists of the following as of December 31, 2011 (dollars in thousands):

			For the Year Ended December 31, 2011
	Principal Outstanding		Weighted	Weighted	Number of
	December 31,		Average	Average	Communities
	2011	2010	Interest Rate	Years to Maturity	Encumbered
Fixed Rate Debt
Mortgage notes payable	$590,208	$292,236	5.10%	4.7	10
Tax-exempt secured notes payable	—	13,325	NA	—	—
Fannie Mae credit facilities	744,509	897,318	5.14%	6.0	12

Total fixed rate secured debt	1,334,717	1,202,879	5.12%	5.4	22

Variable Rate Debt
Mortgage notes payable	151,685	405,641	2.08%	1.4	6
Tax-exempt secured notes payable	94,700	94,700	0.77%	10.6	2
Fannie Mae credit facilities	310,451	260,450	1.63%	4.6	28

Total variable rate secured debt	556,836	760,791	1.60%	4.8	36

Total secured debt	$1,891,553	$1,963,670	4.10%	5.2	58

UDR has five secured credit facilities with Fannie Mae with an aggregate commitment of $1.3 billion at December 31, 2011. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. We have $744.5 million of the outstanding balance fixed at a weighted average interest rate of 5.14% and the remaining balance on these facilities is currently at a weighted average variable interest rate of 1.63%. Further information related to these credit facilities as of December 31, 2011 and 2010 is as follows:

	December 31,
	2011	2010
	(dollar amounts in thousands)

Borrowings outstanding	$1,054,960	$1,157,768
Weighted average borrowings during the period ended	1,139,588	1,198,771
Maximum daily borrowings during the period ended	1,157,557	1,209,739
Weighted average interest rate during the period ended	4.4%	4.6%
Weighted average interest rate at the end of the period	4.1%	4.5%
The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair market adjustment was a net premium of $24.1 million and $694,000 at December 31, 2011 and 2010.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from October 2012 through June 2032 and carry interest rates ranging from 3.25% to 6.76%. Mortgage notes payable includes debt associated with development activities.
Secured credit facilities. At December 31, 2011, the Company had $744.5 million outstanding of fixed rate secured credit facilities with Fannie Mae with a weighted average fixed interest rate of 5.14%.
Variable Rate Debt
Mortgage notes payable. Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from August 2012 through October 2014. The mortgage notes payable are based on LIBOR plus some basis points, which translate into interest rates ranging from 0.99% to 2.94% at December 31, 2011.
Tax-exempt secured notes payable. The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature in August 2019 and March 2030. Interest on these notes is payable in monthly installments. The variable mortgage notes have interest rates of 0.57% to 0.85% as of December 31, 2011.
Secured credit facilities. At December 31, 2011, the Company had $310.5 million outstanding of variable rate secured credit facilities with Fannie Mae with a weighted average floating interest rate of 1.63%.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
The aggregate maturities, including amortizing principal payments, of our secured debt due during each of the next five calendar years and thereafter are as follows (dollars in thousands):

	Fixed		Variable
	Mortgage	Credit	Mortgage	Tax-Exempt	Credit	Total
Year	Notes	Facilities	Notes	Notes Payable	Facilities	Secured
2012	$65,480	$77,944	$64,345	$—	$99,042	$306,811
2013	23,378	38,632	62,490	—	—	124,500
2014	81,101	3,328	24,850	—	—	109,279
2015	201,691	3,522	—	—	—	205,213
2016	140,180	3,702	—	—	—	143,882
Thereafter	78,378	617,381	—	94,700	211,409	1,001,868

Total	$590,208	$744,509	$151,685	$94,700	$310,451	$1,891,553

7. UNSECURED DEBT
A summary of unsecured debt as of December 31, 2011 and 2010 is as follows (dollars in thousands):

	December 31,
	2011	2010
Commercial Banks
Borrowings outstanding under an unsecured credit facility due October 2015 (a), (i)	$421,000	$—
Borrowings outstanding under an unsecured credit facility due July 2012 (b)	—	31,750

Senior Unsecured Notes

5.00% Medium-Term Notes due January 2012	100,000	100,000
1.71% Term Notes due December 2016 (i)	100,000	100,000
6.05% Medium-Term Notes due June 2013	122,500	122,500
5.13% Medium-Term Notes due January 2014	184,000	184,000
5.50% Medium-Term Notes due April 2014 (net of discount of $157 and $226)	128,343	128,274
5.25% Medium-Term Notes due January 2015 (includes discount of $390 and $519) (c)	324,785	324,656
5.25% Medium-Term Notes due January 2016	83,260	83,260
2.90% Term Notes due January 2016 (d), (i)	250,000	100,000
2.27% Term Notes due January 2016 (d)	—	150,000
8.50% Debentures due September 2024	15,644	15,644
4.25% Medium-Term Notes due June 2018 (net of discount of $2,751) (e), (i)	297,249	—
4.00% Convertible Senior Notes due December 2035 (f), (g)	—	167,750
3.625% Convertible Senior Notes due September 2011 (net of Subtopic 470-20 discount of $1,138 at December 31, 2010) (h), (g)	—	95,961
Other	36	39

	1,605,817	1,572,084

	$2,026,817	$1,603,834

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011

(a)	On October 25, 2011, the Company entered into a $900 million unsecured revolving credit facility, replacing the Company’s $600 million facility noted in (b) below. The unsecured credit facility has an initial term of four years and includes a one-year extension option, and contains an accordion feature that allows the Company to increase the facility to $1.35 billion. Based on the Company’s current credit ratings, the credit facility carries an interest rate equal to LIBOR plus a spread of 122.5 basis points and a facility fee of 22.5 basis points (1.53% at December 31, 2011).

(b)	The unsecured credit facility provided us with an aggregate borrowing capacity of $600 million, which we could have increased to $750 million at our election under certain circumstances. The unsecured credit facility with a consortium of financial institutions carried an interest rate equal to LIBOR plus a spread of 47.5 basis points (0.89% interest rate at December 31, 2010). The facility was replaced in October 2011.

(c)	On December 7, 2009, the Company entered into an Amended and Restated Distribution Agreement with respect to the issue and sale by the Company from time to time of its Medium-Term Notes, Series A Due Nine Months or More From Date of Issue. During the three months ended March 31, 2010, the Company issued $150 million of 5.25% senior unsecured medium-term notes under the Amended and Restated Distribution Agreement. These notes were priced at 99.46% of the principal amount at issuance and had an unamortized discount of $390,000 and $519,000 at December 31, 2011 and 2010, respectively.

(d)	During the three months ended March 31, 2011, the Company entered into a new interest rate swap agreement for the remaining $150 million balance. In October 2011, the Company repriced the $250 million unsecured term loan such that the debt currently carries a floating rate of 142.5 basis points over LIBOR, below the previous pricing of 200 basis points over LIBOR.

(e)	On May 3, 2011, the Company entered into a Second Amended and Restated Distribution Agreement with respect to the issue and sale by the Company from time to time of its Medium-Term Notes, Series A Due Nine Months or More From Date of Issue. During the three months ended June 30, 2011, the Company issued $300 million of 4.25% senior unsecured medium-term notes under the Amended and Restated Distribution Agreement. These notes were priced at 98.988% of the principal amount at issuance and had a discount of $2.8 million at December 31, 2011.

(f)	During the year ended December 31, 2011, holders of the 4.00% Convertible Senior Notes due 2035 tendered $10.8 million of Notes. As a result, the Company retired debt with a notional value of $10.8 million and wrote off unamortized financing costs of $207,000.

On March 2, 2011, the Company called all of its outstanding 4.00% Convertible Senior Notes due 2035. The redemption date for the Notes was April 4, 2011, and the redemption price was 100% of the principal amount of the outstanding Notes, plus accrued and unpaid interest on the Notes to, but not including, the date of redemption. Subject to and in accordance with the terms and conditions set forth in the Indenture governing the Notes dated as of December 19, 2005, holders of Notes had the right to convert their Notes at any time until March 31, 2011, at a conversion rate of 38.8650 shares of our common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $25.73 per share). The Company accelerated the amortization of the remaining financing costs of $3.0 million to the April 4, 2011 redemption date during the year ended December 31, 2011.

(g)	ASC Subtopic 470-20 applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. This guidance requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. The guidance impacted the historical accounting for the 3.625% convertible senior notes due September 2011 and the 4.00% convertible senior notes due December 2035, and resulted in increased interest expense of $1.1 million, $3.5 million, and $4.3 million for the years ended December 31, 2011, 2010, and 2009, respectively.

(h)	During the year ended December 31, 2011, the Company paid $97.1 million at maturity.

(i)	The Operating Partnership is a guarantor at December 31, 2011.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
The following is a summary of short-term bank borrowings under UDR’s bank credit facility at December 31, 2011 and 2010 (dollars in thousands):

	December 31,
	2011	2010

Total revolving credit facility	$900,000	$600,000
Borrowings outstanding at end of year (1)	421,000	31,750
Weighted average daily borrowings during the year ended	227,498	161,260
Maximum daily borrowings during the year ended	450,000	337,600
Weighted average interest rate during the year ended	1.0%	0.8%
Interest rate at end of the year	1.5%	0.9%

(1)	Excludes $3.6 million of letters of credit at December 31, 2011
The aggregate maturities of unsecured debt for the five years subsequent to December 31, 2011 are as follows (dollars in thousands):

	Bank	Unsecured	Total
Year	Lines	Debt	Unsecured

2012	$—	$99,386	$99,386
2013	—	121,886	121,886
2014	—	311,930	311,930
2015	421,000	324,744	745,744
2016	—	432,840	432,840
Thereafter	—	315,031	315,031

Total	$421,000	$1,605,817	$2,026,817

8. STOCKHOLDERS’ EQUITY
UDR has an effective registration statement that allows the Company to sell an undetermined number of debt and equity securities as defined in the prospectus. The Company has the ability to issue 350,000,000 shares of common stock and 50,000,000 shares of preferred shares as of December 31, 2011.
During the year ended December 31, 2011, the Company entered into the following equity transactions for our common stock:
•	Issued 15,825,632 shares of common stock in connection with an “at the market” equity distribution program where we received net proceeds of approximately $383.8 million;
•	Issued 20,700,000 shares of common stock in connection with an underwritten public offering where we received net proceeds of approximately $496.3 million;
•	Issued 691,346 shares of common stock in connection with stock options exercised;
•	Issued 199,539 shares of common stock through the Company’s 1999 Long-Term Incentive Plan (the “LTIP”), net of forfeitures of 116,059; and
•	Converted 12,511 OP Units into Company common stock.
Distributions are subject to the approval of the Board of Directors and are dependent upon our strategy, financial condition and operating results. UDR common distributions for the years ended December 31, 2011 and 2010 totaled $0.80 and $0.73 per share, respectively. For taxable years ending on or before December 31, 2011, the IRS allowed REITS to distribute up to 90% of total distributions in common shares with the residual distributed in cash as a means of enhancing liquidity.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
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
Distributions declared on the Series E for the years ended December 31, 2011 and 2010 were $1.33 per share. The Series E is not listed on any exchange. At December 31, 2011 and 2010, a total of 2,803,812 shares of the Series E were outstanding.
UDR is authorized to issue up to 20,000,000 shares of the Series F Preferred Stock (“Series F”). The Series F may be purchased by holders of UDR’s operating partnership units, or OP Units, at a purchase price of $0.0001 per share. OP Unitholders are entitled to subscribe for and purchase one share of UDR’s Series F for each OP Unit held. A total of 2,534,846 shares of the Series F were outstanding at a value of $253 at December 31, 2011 and 2010. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to any other rights, privileges or preferences.
In May 2007, UDR issued 5,400,000 shares of the 6.75% Series G Cumulative Redeemable Preferred Stock (“Series G”). The Series G has no stated par value and a liquidation preference of $25 per share. The Series G generally has no voting rights except under certain limited circumstances and as required by law. The Series G has no stated maturity and is not subject to any sinking fund or mandatory redemption and is not convertible into any of our other securities. The Series G is not redeemable prior to May 31, 2012. On or after this date, the Series G may be redeemed for cash at our option, in whole or in part, at a redemption price of $25 per share plus accrued and unpaid dividends. During the years ended December 31, 2011 and 2010, the Company repurchased 141,200 and 27,400 shares of Series G, respectively, for more or less than the liquidation preference of $25 per share resulting in a loss of $175,000 and a $25,000 benefit to our net income/(loss) attributable to common stockholders, respectively.
Distributions declared on the Series G for the year ended December 31, 2011 and 2010 were $1.69 per share. The Series G is listed on the NYSE under the symbol “UDRPrG”. At December 31, 2011 and 2010, a total of 3,264,362 and 3,405,562 shares of the Series G were outstanding, respectively.
Distribution Reinvestment and Stock Purchase Plan
UDR’s Distribution Reinvestment and Stock Purchase Plan (the “Stock Purchase Plan”) allows common and preferred stockholders the opportunity to purchase, through the reinvestment of cash dividends, additional shares of UDR’s common stock. From inception through December 31, 2008, shareholders have elected to utilize the Stock Purchase Plan to reinvest their distribution for the equivalent of 9,957,233 shares of Company common stock. Shares in the amount of 11,762,192 were reserved for issuance under the Stock Purchase Plan as of December 31, 2011. During the year ended December 31, 2011, UDR acquired all shares issued through the open market.
9. EMPLOYEE BENEFIT PLANS
In May 2001, the stockholders of UDR approved the long term incentive plan (“LTIP”), which supersedes the 1985 Stock Option Plan. The LTIP authorizes the granting of awards which may take the form of options to purchase shares of common stock, stock appreciation rights, restricted stock, dividend equivalents, other stock-based awards, and any other right or interest relating to common stock or cash incentive awards to Company directors, employees and outside trustees to promote the success of the Company by linking individual’s compensation via grants of share based payment. During the year ended December 31, 2009, the stockholders of UDR voted to amend and restate the LTIP to increase the number of shares reserved from 4,000,000 shares to 16,000,000 shares on an unadjusted basis for issuance upon the grant or exercise of awards under the LTIP, which all can be for incentive stock option grants. The LTIP generally provides, among other things, that options are granted at exercise prices not lower than the market value of the shares on the date of grant and that options granted must be exercised within 10 years. As of December 31, 2011, there were 8,726,944 common shares available for issuance under the LTIP.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
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
A summary of UDR’s stock option and restricted stock activities during the year ended December 31, 2011 is as follows:

	Option Outstanding		Option Exercisable		Restricted Stock
		Weighted		Weighted		Weighted
		Average		Average		Average Fair
	Number of	Exercise	Number of	Exercise	Number	Value Per
	Options	Price	Options	Price	Of shares	Restricted Stock

Balance, December 31, 2010	3,837,177	$12.00	1,880,168	$13.19	1,433,299	$27.06
Granted	—	—			199,539	23.14
Exercised	(937,377)	10.24			—	—
Vested	—	—			(309,013)	19.78
Forfeited	(208,998)	12.00			(116,059)	19.43

Balance, December 31, 2011	2,690,802	$12.61	1,905,015	$13.25	1,207,766	$16.24

Stock Option Plan
UDR has granted stock options to our employees, subject to certain conditions. Each stock option is exercisable into one common share.
Total remaining compensation cost related to unvested share options as of December 31, 2011 was approximately $95,000.
The weighted average remaining contractual life on all options outstanding as of December 31, 2011 is 9 years. 2,194,957 of share options had exercise prices at $10.06; 26,234 of share options had exercise prices between $13.15 and $13.74; 469,611 of share options had exercise prices between $24.38 and $25.10.
During the years ended December 31, 2011, 2010, and 2009, respectively, we recognized $1.1 million, $1.3 million, and $1.3 million of net compensation expense related to outstanding stock options.
Restricted Stock Awards
Restricted stock is granted to Company employees, officers, consultants, and directors. The restricted stock is valued on the grant date based upon the market price of UDR common stock on the date of grant. Compensation expense is recorded over the vesting period, which is generally three to four years. Restricted stock earn dividends payable in cash until the earlier of the date of the underlying restricted stock is exercised or the expiration of the underlying restricted stock award. Some of the restricted stock is performance based and is adjusted based on the Company’s performance. For the years ended December 31, 2011, 2010, and 2009, we recognized $9.8 million, $12.2 million, and $7.6 million of compensation expense related to the amortization of restricted stock, respectively. As of December 31, 2011, the Company had issued 2,833,843 shares of restricted stock under the LTIP. The total remaining compensation cost on unvested restricted stock awards was $7.0 million and has a weighted average remaining contractual life of one year as of December 31, 2011.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
Profit Sharing Plan
Our profit sharing plan (the “Plan”) is a defined contribution plan covering all eligible full-time employees. Under the Plan, UDR makes discretionary profit sharing and matching contributions to the Plan as determined by the Compensation Committee of the Board of Directors. Aggregate provisions for contributions, both matching and discretionary, which are included in UDR’s Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009 was $0.7 million.
10. INCOME TAXES
For 2011, 2010, and 2009, UDR believes that we have complied with the REIT requirements specified in the Code. As such the REIT would generally not be subject to federal income taxes.
For income tax purposes, distributions paid to common stockholders may consist of ordinary income, qualified dividends, capital gains, unrecaptured section 1250 gains, return of capital, or a combination thereof. Distributions that exceed our current and accumulated earnings and profits constitute a return of capital rather than taxable income and reduce the stockholder’s basis in their common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the common shares, it generally will be treated as a gain from the sale or exchange of that stockholder’s common shares. Taxable distributions paid per common share were taxable as follows for the years ended December 31,

	December 31,
	2011	2010	2009

Ordinary income	$0.49	$0.69	$0.08
Long-term capital gain	0.07	0.03	0.54
Unrecapture section 1250 gain	0.21	0.01	0.05

	$0.77	$0.73	$0.67

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
We have Taxable REIT Subsidiaries (“TRS”) that are subject to state and federal income taxes. A TRS is a C-corporation which has not elected REIT status and as such is subject to United States Federal and state income tax. The components of the provision for income taxes are as follows for the years ended December 31, (dollars in thousands):

	December 31,
	2011	2010	2009

Income tax expense/(benefit)
Current
Federal	$463	$(3,510)	$(11,925)
State	552	977	(2,573)

Total current	1,015	(2,533)	(14,498)

Deferred
Federal	6,646	119	12,030
State	(90)	(119)	2,779

Total deferred	6,556	—	14,809

Total income tax expense/(benefit)	$7,571	$(2,533)	$311

Classification of income tax (benefit)/expense
Continuing operations	$(5,647)	$(2,533)	$311
Discontinued operations	13,218	—	—
Deferred income taxes are provided for the change in temporary differences between the basis of certain assets and liabilities for financial reporting purposes and income tax reporting purposes. The expected future tax rates are based upon enacted tax laws. The components of our TRS deferred tax assets and liabilities are as follows for the years ended December 31, (dollars in thousands):

	2011	2010	2009
Deferred tax assets:
Federal and state tax attributes	$24,524	$33,053	$20,239
Book/tax depreciation	10,045	9,708	3,946
Construction capitalization differences	5,948	5,235	3,045
Investment in partnerships	3,618	3,346	4,711
Debt and interest deductions	—	10,784	8,175
Other	999	586	285

Total deferred tax assets	45,134	62,712	40,401
Valuation allowance	(45,134)	(55,516)	(33,554)

Net deferred tax assets	—	7,196	6,847

Deferred tax liabilities:
Other	—	(640)	(291)

Total deferred tax liabilities	—	(640)	(291)

Net deferred tax asset	$—	$6,556	$6,556

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
Income tax expense/(benefit) differed from the amounts computed by applying the U.S. statutory rate of 35% to pretax income or (loss) for the years ended December 31, as follows (dollars in thousands):

	December 31,
	2011	2010	2009

Income tax expense/(benefit)
U.S. federal income tax expense/(benefit)	$11,715	$(16,006)	$(17,042)
State income tax provision/(benefit)	2,099	19	(1,391)
Other items	1,227	(5,100)	1,260
Valuation allowance	(7,470)	18,554	17,484

Total income tax expense/(benefit)	$7,571	$(2,533)	$311

As of December 31, 2011, the Company, through our TRS, had federal net loss carryovers (“NOL”) of approximately $64.7 million. Of the total NOL, $2.0 million expires in 2028, $30.0 million expires in 2029 and the remaining $32.7 million expires in 2030. As of December 31, 2011, the TRS had state NOL of approximately $60.6 million expiring in 2020 through 2030. As of December 31, 2011, the Company had a valuation allowance of $45.1 million against 100% of its deferred tax assets and 100% of its net operating losses. During the year ended December 31, 2011, the Company had a net change of $10.4 million in the valuation allowance.
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
The Company evaluates our tax position using a two-step process. First, we determine whether a tax position is more likely than not (greater than 50 percent probability) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company will then determine the amount of benefit to recognize and record the amount of the benefit that is more likely than not to be realized upon ultimate settlement. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense. As of December 31, 2011 and 2010, UDR does not believe we have any unrecognized tax benefits.
The Company files income tax returns in federal and various state jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local income tax examination by tax authorities for years prior to 2008. The tax years 2008-2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.
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
Limited partners have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the limited partner at a redemption price equal to and in the form of the Cash Amount as defined in the limited partnership agreement of the Operating Partnership (the “Partnership Agreement”), provided that such OP Units have been outstanding for at least one year. UDR, as the general partner of the Operating Partnership may, in its sole discretion, purchase the OP Units by paying to the limited partner either the Cash Amount or the REIT Share Amount (generally one share of common stock of the Company for each OP Unit), as defined in the Partnership Agreement. Accordingly, the Company records the OP Units outside of permanent equity and reports the OP Units at their redemption value using the Company’s common stock price at each balance sheet date.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
The following table sets forth redeemable noncontrolling interests in the Operating Partnership for the following periods (dollars in thousands):

	Years Ended December 31,
	2011	2010
Redeemable noncontrolling interests in the OP, December 31, 2010	$119,057	$98,758
Mark to market adjustment to redeemable noncontrolling interests in the OP	13,978	48,236
Conversion of OP Units to Common Stock	(287)	(18,429)
Repurchase of OP Units from redeemable noncontrolling interests	—	(327)
Net income/(loss) attributable to redeemable noncontrolling interests in the OP	395	(3,835)
OP units issued for partial consideration in community acquisition	111,034	—
Distributions to redeemable noncontrolling interests in the OP	(7,298)	(5,228)
Allocation of other comprehensive (loss)/income	(404)	(118)

Ending redeemable noncontrolling interests in the OP	$236,475	$119,057

The following sets forth net loss attributable to common stockholders and transfers from redeemable noncontrolling interests in the Operating Partnership for the following periods (dollars in thousands):

	Years Ended December 31,
	2011	2010	2009
Net income/(loss) attributable to common stockholders	$10,537	$(112,362)	$(95,858)
Conversion of OP units to UDR Common Stock	287	18,429	21,117

Change in equity from net income/(loss) attributable to common stockholders and conversion of OP units to UDR Common Stock	$10,824	$(93,933)	$(74,741)

Non-controlling interests
Non-controlling interests represent interests of unrelated partners in certain consolidated affiliates, and is presented as part of equity in the Consolidated Balance Sheets since these interests are not redeemable into any other ownership interests of the Company. During the years ended December 31, 2011, 2010, and 2009, net income attributable to non-controlling interests was $167,000; $146,000 and $191,000, respectively.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
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
The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of December 31, 2011 and 2010 are summarized as follows (dollars in thousands):

		Fair Value at December 31, 2011 Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)

Description:

Derivatives- Interest rate contracts (c)	$89	$—	$89	$—

Total assets	$89	$—	$89	$—

Derivatives- Interest rate contracts (c)	$13,660	$—	$13,660	$—
Contingent purchase Consideration (d)	3,000	—	—	3,000
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	635,531	—	—	635,531
Fannie Mae credit facilities	799,584	—	—	799,584
Secured debt instruments- variable rate: (a)	—
Mortgage notes payable	151,685	—	—	151,685
Tax-exempt secured notes payable	94,700	—	—	94,700
Fannie Mae credit facilities	310,451	—	—	310,451
Unsecured debt instruments: (b)	—
Commercial bank	421,000	—	—	421,000
Senior Unsecured Notes	1,675,189	—	—	1,675,189

Total liabilities	$4,104,800	$—	$13,660	$4,091,140

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011

		Fair Value at December 31, 2010 Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Description:

Available-for-sale equity securities	$3,866	$3,866	$—	$—
Derivatives- Interest rate contracts (c)	514	—	514	—

Total assets	$4,380	$3,866	$514	$—

Derivatives- Interest rate contracts (c)	$6,597	$—	$6,597	$—
Contingent purchase consideration (d)	5,402	—	—	5,402
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	306,515	—	—	306,515
Tax-exempt secured notes payable	13,885	—	—	13,885
Fannie Mae credit facilities	927,413	—	—	927,413
Secured debt instruments- variable rate: (a)
Mortgage notes payable	405,641	—	—	405,641
Tax-exempt secured notes payable	94,700	—	—	94,700
Fannie Mae credit facilities	260,450	—	—	260,450
Unsecured debt instruments: (b)
Commercial bank	31,750	—	—	31,750
Senior Unsecured Notes	1,625,492	264,849	—	1,360,643

Total liabilities	$3,677,845	$264,849	$6,597	$3,406,399

Redeemable Non-controlling Interests	$119,057	$—	$119,057	$—

(a)	See Note 6, Secured Debt

(b)	See Note 7, Unsecured Debt

(c)	See Note 13, Derivatives and Hedging Activity

(d)	In the first quarter of 2010, the Company accrued a liability of $6.0 million related to a contingent purchase consideration on one of its properties. The contingent consideration was determined based on the fair market value of the related asset which is estimated using Level 3 inputs utilized in a third party appraisal. The Company paid approximately $635,000 of the liability during the year ended December 31, 2010. The remaining balance of $5.4 million was paid during the year ended December 31, 2011 in conjunction with the sale of the property. The fair value of the contingent purchase consideration is also inclusive of $3.0 million accrued in relation to our acquisition of a development property in a consolidated joint venture as of and during the year ended December 31, 2011. (See Note 5, Joint Ventures.)
Financial Instruments Carried at Fair Value
The fair values of the corporate equity securities are determined by Level 1 inputs which utilize quoted prices in active markets where we have the ability to access values for identical assets.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2011 and 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Financial Instruments Not Carried at Fair Value
At December 31, 2011, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
We consider various factors to determine if a decrease in the value of our investments in an unconsolidated joint venture is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, the fair value of the underlying property of the joint venture, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary decrease in the value of its investments in unconsolidated joint ventures during the years ended December 31, 2011 and 2010, respectively.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated Other Comprehensive Income/(Loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2011, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2011, 2010 and 2009, the Company recorded less than a $1,000 loss of ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item, and the fair value of interest rate swaps that were not zero at inception of the hedging relationship. During the year ended December 31, 2011, the Company reclassified $58,000 loss from Other Comprehensive Income/(Loss) to earnings due to forecasted transactions no longer probable of occurring which was the result of the sale of an operating apartment community.
Amounts reported in “Accumulated Other Comprehensive Income/(Loss)” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through December 31, 2012, the Company estimates that an additional $6.3 million will be reclassified as an increase to interest expense.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
As of December 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

	Number of
Interest Rate Derivative	Instruments	Notional
Interest rate swaps	13	$509,787

Interest rate caps	5	274,291
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging (formerly SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”). Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of $23,000 and $991,000 for the years ended December 31, 2011 and 2010, respectively, and a gain of $593,000 for the year ended December 31, 2009. As of December 31, 2011, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollar amounts in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	3	$172,697
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2011 (dollar amounts in thousands).

	Asset Derivatives			Liability Derivatives
		Fair Value at			Fair Value at
	Balance	December 31,		Balance	December 31,
	Sheet Location	2011	2010	Sheet Location	2011	2010

Derivatives designated as hedging instruments:

Interest Rate Products	Other Assets	$71	$243	Other Liabilities	$13,660	$6,597

Total		$71	$243		$13,660	$6,597

Derivatives not designated as hedging instruments:

Interest Rate Products	Other Assets	$18	$271	Other Liabilities	$—	$—

Total		$18	$271		$—	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated
Statements of Operations
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three years ended December 31, (dollar amounts in thousands):

								Location of Loss
								Recognized in
								Income on
								Derivative	Amount of Loss Recognized
				Location of Loss	Amount of Loss			(Ineffective Portion	in Income on Derivative
Derivatives in	Amount of Loss Recognized			Reclassified from	Reclassified from			and Amount	(Ineffective Portion and
Cash Flow	in OCI on Derivative			Accumulated OCI	Accumulated OCI into			Excluded from	Amount Excluded from
Hedging	(Effective Portion)			into Income (Effective	Income (Effective Portion)			Effectiveness	Effectiveness Testing)
Relationships	December 31,			Portion)	December 31,			Testing)	December 31,
	2011	2010	2009		2011	2010	2009		2011	2010	2009
Interest Rate Products	$(16,477)	$(9,273)	$(3,949)	Interest expense	$(9,132)	$(6,777)	$(12,082)	Other expense	$(58)	$(1)	$—

Total	$(16,477)	$(9,273)	$(3,949)		$(9,132)	$(6,777)	$(12,082)		$(58)	$(1)	$—

	Location of Gain/(Loss)
Derivatives Not Designated	Recognized in Income on	Amount of Gain/(Loss) Recognized in
as Hedging Instruments	Derivative	Income on Derivative
		2011	2010	2009

Interest Rate Products	Other (expense)/income	$(23)	$(991)	$593

Total		$(23)	$(991)	$593

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
As of December 31, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $14.4 million. As of December 31, 2011, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2011, it would have been required to settle its obligations under the agreements at their termination value of $14.4 million.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
14. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Company’s real estate commitments at December 31, 2011 (dollars in thousands):

			Expected Costs
	Number of	Costs Incurred	to Complete	Ownership
	Properties	to Date	(unaudited)	Stake

Wholly owned — under development	7	$248,746	$425,529	100%

Joint ventures:
Consolidated Joint Ventures	1	13,072	32,928	90%
Unconsolidated Joint Ventures	3	37,913	142,987	95%

		$299,731	$601,444

Ground and Other Leases
UDR owns six communities which are subject to ground leases expiring between 2019 and 2103. In addition, UDR is party to various operating leases related to office space rented by the Company with expiration dates though 2016. The leases are accounted for in accordance with FASB ASC 840, Leases. Future minimum lease payments as of December 31, 2011 are as follows (dollars in thousands):

	Ground	Office
	Leases (a)	Space
2012	$5,043	$458
2013	5,043	478
2014	5,043	498
2015	5,043	499
2016	5,043	40
Thereafter	314,914	—

	$340,129	$1,973

(a)	For purposes of our ground lease contracts, the Company uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a reset provision based on the communities appraised value or consumer price index but does not include a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term.
UDR incurred $4.9 million, $4.8 million, $5.0 million of ground rent expense for the years ended December 31, 2011, 2010, and 2009, respectively. The Company incurred $1.2 million, $1.1 million, $2.0 million of rent expense related to office space for the years ended December 31, 2011, 2010, and 2009, respectively.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
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
15. REPORTABLE SEGMENTS
FASB ASC Topic 280, Segment Reporting (“Topic 280”), requires that segment disclosures present the measure(s) used by the chief operating decision maker to decide how to allocate resources and for purposes of assessing such segments’ performance. UDR’s chief operating decision maker is comprised of several members of its executive management team who use several generally accepted industry financial measures to assess the performance of the business for our reportable operating segments.
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
UDR’s two reportable segments are same communities and non-mature/other communities:
•	Same store communities represent those communities acquired, developed, and stabilized prior to January 1, 2010, and held as of December 31, 2011. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for sale within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
•	Non-mature/other communities represent those communities that were acquired or developed in 2009, 2010 or 2011, sold properties, redevelopment properties, properties classified as real estate held for sale, condominium conversion properties, joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties.
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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the years ended December 31, 2011, 2010, or 2009.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
The accounting policies applicable to the operating segments described above are the same as those described in Note 2, Significant Accounting Policies. The following table details rental income and NOI from continuing and discontinued operations for UDR’s reportable segments for the years ended December 31, 2011, 2010, and 2009, and reconciles NOI to loss from continuing operations per the consolidated statement of operations (dollars in thousands):

	For the Years Ended December 31,
	2011	2010	2009

Reportable apartment home segment rental income
Same Communities
Western Region	$185,759	$177,771	$182,120
Mid-Atlantic Region	153,913	147,643	144,401
Southeastern Region	126,604	122,412	121,659
Southwestern Region	49,223	47,202	46,674
Non-Mature communities/Other	215,459	138,840	108,045

Total segment and consolidated rental income	$730,958	$633,868	$602,899

Reportable apartment home segment NOI
Same Communities
Western Region	$129,292	$121,338	$127,653
Mid-Atlantic Region	106,393	100,875	98,483
Southeastern Region	79,369	76,560	74,853
Southwestern Region	29,395	27,527	26,058
Non-Mature communities/Other	140,311	84,764	71,413

Total segment and consolidated NOI	484,760	411,064	398,460

Reconciling items:
Non-property income	17,422	14,347	14,274
Property management	(20,101)	(17,432)	(16,581)
Other operating expenses	(6,217)	(5,848)	(6,485)
Depreciation and amortization	(370,343)	(303,446)	(278,391)
Interest, net	(158,333)	(150,796)	(142,152)
General and administrative	(45,915)	(45,243)	(39,035)
Severance costs and other restructuring charges	(1,342)	(6,803)	—
Other depreciation and amortization	(3,931)	(4,843)	(5,161)
Loss from unconsolidated entities	(6,352)	(4,204)	(18,665)
Redeemable noncontrolling interests in OP	(395)	3,835	4,282
Non-controlling interests	(167)	(146)	(191)
Tax (expense)/ benefit	(7,571)	2,533	(311)
Gain on the sale of depreciable property	138,508	4,083	2,424

Net income/(loss) attributable to UDR, Inc.	$20,023	$(102,899)	$(87,532)

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
The following table details the assets of UDR’s reportable segments as of December 31, 2011 and 2010 (dollars in thousands):

	December 31,
	2011	2010

Reportable apartment home segment assets
Same Communities
Western Region	$1,958,108	$1,920,742
Mid-Atlantic Region	1,257,778	1,245,737
Southeastern Region	1,041,658	1,003,830
Southwestern Region	476,812	461,015
Non-Mature communities/Other	3,340,115	2,250,023

Total segment assets	8,074,471	6,881,347
Accumulated depreciation	(1,831,727)	(1,638,326)

Total segment assets — net book value	6,242,744	5,243,021

Reconciling items:
Cash and cash equivalents	12,503	9,486
Marketable securities	—	3,866
Restricted cash	24,634	15,447
Deferred financing costs, net	30,068	27,267
Notes receivable	—	7,800
Investment in unconsolidated joint ventures	213,040	148,057
Other assets	198,365	74,596

Total consolidated assets	$6,721,354	$5,529,540

Capital expenditures related to our same communities totaled $48.3 million, $42.6 million, and $48.0 million for the years ended December 31, 2011, 2010, and 2009, respectively. Capital expenditures related to our non-mature/other communities totaled $9.5 million, $6.0 million, and $8.3 million for the years ended December 31, 2011, 2010, and 2009, respectively.
Markets included in the above geographic segments are as follows:
i.	Western — Orange County, San Francisco, Seattle, Monterey Peninsula, Los Angeles, San Diego, Inland Empire, Sacramento, and Portland

ii.	Mid-Atlantic — Metropolitan DC, Richmond, Baltimore, Norfolk, and Other Mid-Atlantic

iii.	Southeastern — Tampa, Orlando, Nashville, Jacksonville, and Other Florida

iv.	Southwestern — Dallas, Phoenix, and Austin
16. RESTRUCTURING CHARGES
In 2010, UDR decided to consolidate corporate operations and centralize job functions to its Highlands Ranch, Colorado headquarters from its Richmond, Virginia office. During the fourth quarter of 2010, the Company recorded a severance charge of $6.8 million, which includes costs related to these activities in addition to severance related to the retirement of an executive officer of the Company. These costs are reported in the Consolidated Statements of Operations within the line item “Severance costs and other restructuring charges”.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2011
17. UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA
Selected consolidated quarterly financial data for the years ended December 31, 2011 and 2010 is summarized in the table below (dollars in thousands, except per share amounts):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
2011

Rental income (a)	$154,558	$167,555	$181,151	$187,999
Loss from continuing operations	(30,746)	(31,322)	(26,763)	(22,805)
Income from discontinued operations	2,090	46,231	12,977	70,923
Net (loss)/income attributable to common stockholders	(30,243)	12,149	(15,559)	44,190

(Loss)/income per share (b):
Basic and diluted	$(0.17)	$0.06	$(0.07)	$0.20

2010

Rental income (a)	$137,139	$139,377	$145,172	$152,396
Loss from continuing operations	(28,412)	(28,745)	(28,605)	(30,042)
Income from discontinued operations	3,386	1,105	4,000	725
Net loss attributable to common stockholders	(26,435)	(28,968)	(26,134)	(30,825)

Loss per share (b):
Basic and diluted	$(0.17)	$(0.18)	$(0.16)	$(0.17)

(a)	Represents rental income from continuing operations, excluding amounts classified as discontinued operations.

(b)	Quarterly earnings per common share amounts may not total to the annual amounts due to rounding.
18. SUBSEQUENT EVENTS
On January 10, 2012, the Company issued $400 million aggregate principal amount of 4.625% Medium Term Notes due January 2022. Interest is payable semiannually beginning in July 2012. The notes were priced at 99.100% of the principal amount plus accrued interest from January 10, 2012 to yield 4.739% to maturity. The notes are fully and unconditionally guaranteed by the Operating Partnership.
On January 12, 2012, the Company formed a new real estate joint venture, UDR/MetLife II, with MetLife wherein each party owns a 50% interest in a $1.3 billion portfolio of 12 operating communities containing 2,528 apartment homes. The 12 communities in the joint venture include seven from UDR/MetLife I, which was formed in November 2010, while the remaining five operating communities have been newly acquired by UDR/MetLife II. The newly acquired communities, collectively known as Columbus Square, are recently developed, high-rise apartment buildings located on the Upper West Side of Manhattan and were purchased for $630 million.
The Company serves as the general partner for UDR/MetLife II and earns property management, asset management and financing fees.
With the closing of UDR/MetLife II, the original joint venture between the parties, UDR/MetLife I, currently includes 19 operating properties containing 3,930 homes as well as 10 vacant land parcels. Historical cost of the venture is $1.8 billion and the Company’s weighted average ownership interest in the UDR/MetLife I operating assets is 12.6% and 4.0% for the land parcels in the venture.

[This page is intentionally left blank.]

Report of Independent Registered Public Accounting Firm
The Partners
United Dominion Realty, L.P.
We have audited the accompanying consolidated balance sheets of United Dominion Realty, L.P. (the “Partnership”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and changes in capital for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Denver, Colorado
February 27, 2012

UNITED DOMINION REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	December 31,
	2011	2010

ASSETS

Real estate owned:
Real estate held for investment	$4,205,298	$3,384,987
Less: accumulated depreciation	(976,358)	(802,344)

Real estate held for investment, net	3,228,940	2,582,643
Held for sale (net of accumulated depreciation of $0 and $81,739)	—	239,458

Total real estate owned, net of accumulated depreciation	3,228,940	2,822,101
Cash and cash equivalents	704	920
Restricted cash	12,568	8,022
Deferred financing costs, net	8,184	7,465
Other assets	41,771	22,887

Total assets	$3,292,167	$2,861,395

LIABILITIES AND CAPITAL

Secured debt	$1,189,645	$1,014,459
Secured debt — real estate held for sale	—	55,602
Notes payable due to General Partner	88,771	78,271
Real estate taxes payable	5,280	5,245
Accrued interest payable	1,886	518
Security deposits and prepaid rent	16,498	13,158
Distributions payable	39,840	33,559
Deferred gains on the sale of depreciable property	63,838	63,838
Accounts payable, accrued expenses, and other liabilities	33,040	35,122

Total liabilities	1,438,798	1,299,772

Capital:
Partners’ capital:
Operating partnership units: 184,281,253 OP units outstanding at December 31, 2011 and 179,909,408 at December 31, 2010
General partner: 110,883 OP units outstanding at December 31, 2011 and December 31, 2010	1,293	1,363
Limited partners: 184,170,370 OP units outstanding at December 31, 2011 and 179,798,525 OP units outstanding at December 31, 2010	2,040,401	2,046,380
Accumulated other comprehensive loss	(6,902)	(5,502)

Total partners’ capital	2,034,792	2,042,241
Receivable due from General Partner	(193,584)	(492,709)
Non-controlling interest	12,161	12,091

Total capital	1,853,369	1,561,623

Total liabilities and capital	$3,292,167	$2,861,395

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Years Ended December 31,
	2011	2010	2009
REVENUES
Rental income	$367,245	$319,089	$322,456
Non-property income:
Other income	—	—	5,695

Total revenues	367,245	319,089	328,151

EXPENSES
Rental expenses:
Real estate taxes and insurance	41,233	39,389	39,436
Personnel	28,240	26,239	25,288
Utilities	19,540	16,676	16,034
Repair and maintenance	18,220	16,762	15,908
Administrative and marketing	7,521	6,737	6,906
Property management	10,099	8,775	8,868
Other operating expenses	5,317	4,949	4,868
Real estate depreciation and amortization	191,926	152,789	152,807
Interest expense:
Interest on secured debt	51,827	48,716	43,282
Interest on note payable due to General Partner	990	424	5,028
General and administrative	26,370	23,291	16,886

Total expenses	401,283	344,747	335,311

Loss from continuing operations	(34,038)	(25,658)	(7,160)
Income from discontinued operations	64,267	4,964	3,115

Consolidated net income/(loss)	30,229	(20,694)	(4,045)
Net income attributable to non-controlling interests	(70)	(41)	(131)

Net income/(loss) attributable to OP unitholders	$30,159	$(20,735)	$(4,176)

Earnings per OP unit- basic and diluted:

Loss from continuing operations attributable to OP unitholders	$(0.19)	$(0.14)	$(0.04)
Income from discontinued operations	$0.35	$0.03	$0.02
Income/(loss) attributable to OP unitholders	$0.17	$(0.12)	$(0.02)

Weighted average OP units outstanding	182,448	179,909	178,817
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for unit data)

	Year ended December 31,
	2011	2010	2009

Operating Activities
Consolidated net income/(loss)	$30,229	$(20,694)	$(4,045)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	197,964	166,480	166,773
Net gain on the sale of depreciable property	(60,065)	(152)	(1,475)
Write off of bad debt	2,040	1,760	2,216
Amortization of deferred financing costs and other	2,425	1,652	2,195
Changes in operating assets and liabilities:
Increase in operating assets	(11,516)	(3,705)	(3,340)
(Decrease)/increase in operating liabilities	(5,006)	1,263	(4,991)

Net cash provided by operating activities	156,071	146,604	157,333

Investing Activities
Proceeds from sale of real estate investments, net	138,693	—	—
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	(287,075)	—	—
Cash paid in nonmonetary asset exchange	(15,407)	—	—
Proceeds from note receivable	—	—	200,000
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(63,191)	(59,458)	(70,372)

Net cash (used in)/provided by investing activities	(226,980)	(59,458)	129,628

Financing Activities
Advances from/(payments to) General Partner	175,964	(31,359)	(550,392)
Proceeds from the issuance of secured debt	2,074	11,326	340,608
Payments on secured debt	(96,902)	(60,686)	(64,455)
Payment of financing costs	(3,143)	(391)	(4,073)
OP unit redemption	—	(327)	—
Distributions paid to partnership unitholders	(7,300)	(5,231)	(11,797)

Net cash provided by/(used in) financing activities	70,693	(86,668)	(290,109)

Net increase in cash and cash equivalents	(216)	478	(3,148)
Cash and cash equivalents, beginning of year	920	442	3,590

Cash and cash equivalents, end of year	$704	$920	$442

Supplemental Information:
Interest paid during the year, net of amounts capitalized	$58,623	$51,584	$46,029
Non-cash transactions:
Properties acquired, including intangibles in asset exchange	178,353	—	—
Properties disposed in asset exchange, net of accumulated depreciation	139,725	—	—
OP Units issued in partial consideration for property acquisition	111,034	—	—
Secured debt assumed in the acquisitions of properties, including asset exchange	247,805	—	—
Secured debt transferred in asset exchange	55,356	—	—
Fair market value adjustment of secured debt assumed in acquisitions of properties, including asset exchange	21,915	—	—
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(In thousands)

					Out-	Accumulated
	Class A		UDR, Inc.		Performance	Other	Total	Receivable due	Non-
	Limited	Limited	Limited	General	Partnership	Comprehensive	Partnership	from General	Controlling
	Partner	Partners	Partner	Partner	Shares	Income/(Loss)	Capital	Partner	Interest	Total

Balance, December 31, 2008	$22,310	$78,685	$2,246,794	$1,452	$1,458	$(4,874)	$2,345,825	$(375,124)	$12,049	$1,982,750

Distributions	(2,328)	(3,600)	(146,954)	(94)	—	—	(152,976)	—	—	(152,976)

Issuance of OP Units through Special Dividend	1,568	5,691	—	100	—		7,359	153,611		160,970

Forfeitures- OPPS units	14	34	1,409	1	(1,458)	—	—	—	—	—

OP Unit Redemptions for common shares of UDR	—	(23,308)	23,308	—	—	—	—	—	—	—

Adjustment to reflect limited partners’ capital at redemption value	7,274	12,218	(19,492)	—	—	—	—	—	—	—

Other comprehensive income/(loss):

Unrealized gain on derivative financial instruments	—	—	—	—	—	1,721	1,721	—	—	1,721

Net loss	(41)	(98)	(4,034)	(3)	—	—	(4,176)	—	131	(4,045)

Total comprehensive income/(loss)	—	—	—	—	—	1,721	—	—	—	(2,324)

Net change in receivable due from General Partner	—	—	—	—	—	—	—	(366,672)		(366,672)

Balance, December 31, 2009	28,797	69,622	2,101,031	1,456	—	(3,153)	2,197,753	(588,185)	12,180	1,621,748

Distributions	(2,328)	(2,819)	(127,201)	(80)	—	—	(132,428)	—	—	(132,428)
OP Unit Redemptions for common shares of UDR	—	(18,214)	18,214	—	—	—	—	—	—	—

OP Unit Redemptions for cash	—	(327)	327	—	—	—	—	—	—	—

Adjustment to reflect limited partners’ capital at redemption value	14,932	30,019	(44,951)	—	—	—	—	—	—	—

Change in UDR, L.P. non-controlling interest	—	—	—	—	—	—	—	—	(130)	(130)

Other comprehensive income/(loss):

Unrealized loss on derivative financial instruments	—	—	—	—	—	(2,349)	(2,349)	—	—	(2,349)

Net loss	(202)	(423)	(20,097)	(13)	—	—	(20,735)	—	41	(20,694)

Total comprehensive loss	—	—	—	—	—	(2,349)	—	—	—	(23,043)

Net change in receivable due from General Partner	—	—	—	—	—	—	—	95,476	—	95,476

Balance, December 31, 2010	41,199	77,858	1,927,323	1,363	—	(5,502)	2,042,241	(492,709)	12,091	1,561,623

Distributions	(2,328)	(4,973)	(139,853)	(88)	—	—	(147,242)	—	—	(147,242)
OP Unit Redemptions for common shares of UDR	—	(287)	287	—	—	—	—	—	—	—

OP Units issued for acquisitions of real estate	—	111,034	—	—	—	—	111,034	—	—	111,034

Adjustment to reflect limited partners’ capital at redemption value	4,809	7,621	(12,430)	—	—	—	—	—	—	—

Change in UDR, L.P. non-controlling interest	—	—	—	—	—	—	—	—	—	—

Other comprehensive income/(loss):

Unrealized loss on derivative financial instruments	—	—	—	—	—	(1,400)	(1,400)	—	—	(1,400)

Net income	287	1,255	28,599	18	—	—	30,159	—	70	30,229

Total comprehensive (loss)/income	—	—	—	—	—	(1,400)	—	—	—	28,829

Net change in receivable due from General Partner	—	—	—	—	—	—	—	299,125	—	299,125

Balance, December 31, 2011	$43,967	$192,508	$1,803,926	$1,293	$—	$(6,902)	$2,034,792	$(193,584)	$12,161	$1,853,369

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
1. CONSOLIDATION AND BASIS OF PRESENTATION
Consolidation and Basis of Presentation
United Dominion Realty, L.P. (“UDR, L.P”., the “Operating Partnership”, “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, develops, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier-to-entry markets located in the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”) , a real estate investment trust under the Internal Revenue Code of 1986, and through which UDR conducts a significant portion of its business. During the year ended December 31, 2011, 2010 and 2009, rental revenues of the Operating Partnership represented of 53%, 56%, and 59% of the General Partner’s consolidated rental revenues, respectively. At December 31, 2011, the Operating Partnership’s apartment portfolio consisted of 77 communities located in 17 markets consisting of 23,160 apartment homes.
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
As of December 31, 2011, there were 184,281,253 OP units in the Operating Partnership outstanding, of which 174,859,951 or 94.9% were owned by UDR and affiliated entities and 9,421,302 or 5.1%, which were owned by non-affiliated limited partners. There were 179,909,408 OP units in the Operating Partnership outstanding as of December 31, 2010 of which, 174,847,440 or 97.2% were owned by UDR and affiliated entities and 5,061,968 or 2.8%, which were owned by non-affiliated limited partners. See Note 9, Capital Structure.
As sole general partner of the Operating Partnership, UDR owned 110,883 general partnership interest units or 0.06% of the total OP Units outstanding as of December 31, 2011 and 2010. At December 31, 2011 and 2010, there were 184,170,370 and 179,798,525, respectively, OP units outstanding of limited partnership interest, of which 1,751,671 were Class A Limited Partnership OP units. UDR owned 174,749,068 or 94.9% and 174,736,557 or 97.2% at December 31, 2011 and 2010, respectively. The remaining 9,421,302 or 5.1% and 5,061,968 or 2.8% OP units outstanding of limited partnership interest were held by non- affiliated partners at December 31, 2011 and 2010, respectively, of which 1,751,671 were Class A Limited Partnership units.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
DECEMBER 31, 2011
2. SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220), which provides that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the consolidated statement of changes in capital. The ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This requirement is effective for fiscal years and interim periods beginning after December 15, 2011 for the Operating Partnership. The Operating Partnership does not expect a material impact on its consolidated financial position, results of operations, or cash flows as a result of this new guidance.
The FASB recently issued ASU Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.
In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASC 820), which clarifies Topic 820, but also includes some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. This is effective for periods beginning after December 15, 2011 for the Operating Partnership. The Operating Partnership does not expect a material impact on its consolidated financial position, results of operations, or cash flows as a result of this new guidance.
In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29), which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The Operating Partnership adopted the requirements of ASU 2010-29, which were effective prospectively for the Operating Partnership’s business combinations occurring during the year ended December 31, 2011. See Note 3, Real Estate Owned, for these disclosures.
In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements an amendment to ASC Topic 820, Fair Value Measurements and Disclosures (ASU 2010-06). This amendment provides for more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. With the exception for the requirement to disclose activity in Level 3 fair value measurements, which include purchases, sales, issuances and settlements in the rollforward activity, ASU 2010-06 was effective for the Operating Partnership for our fiscal year beginning in January 1, 2010. Disclosures of rollforward activity in Level 3 fair value measurements was effective for the Operating Partnership for the interim periods within and for the fiscal year beginning in January 1, 2011, and did not have a material impact on our consolidated financial position, results of operations or cash flows during the year ended December 31, 2011.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
DECEMBER 31, 2011
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
The Operating Partnership purchases real estate investment properties and records the tangible and identifiable intangible assets and liabilities acquired based on their estimated fair value. The primary, although not only, identifiable intangible asset associated with our portfolio is the value of existing lease agreements. When recording the acquisition of a community, we first assign fair value to the estimated intangible value of the existing lease agreements and then to the estimated value of the land, building and fixtures assuming the community is vacant. The Operating Partnership estimates the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. Depreciation on the building is based on the expected useful life of the asset and the in-place leases are amortized over their remaining average contractual life. Property acquisition costs are expensed as incurred.
Quarterly or when changes in circumstances warrant, the Operating Partnership will assess our real estate portfolio for indicators of impairment. In determining whether the Operating Partnership has indicators of impairment in our real estate assets, we assess whether the long-lived asset’s carrying value exceeds the community’s undiscounted future cash flows, which is representative of projected net operating income (“NOI”) plus the residual value of the community. Our future cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. If such indicators of impairment are present and the carrying value exceeds the undiscounted cash flows of the community, an impairment loss is recognized equal to the excess of the carrying amount of the asset over its estimated fair value. Our estimates of fair market value represent our best estimate based primarily upon unobservable inputs related to rental rates, operating costs, growth rates, discount rates and capitalization rates, industry trends and reference to market rates and transactions.
For long-lived assets to be disposed of, impairment losses are recognized when the fair value of the asset less estimated cost to sell is less than the carrying value of the asset. Properties classified as real estate held for sale generally represent properties that are actively marketed or contracted for sale with the closing expected to occur within the next twelve months. Real estate held for sale is carried at the lower of cost, net of accumulated depreciation, or fair value, less the cost to sell, determined on an asset-by-asset basis. Expenditures for ordinary repair and maintenance costs on held for sale properties are charged to expense as incurred. Expenditures for improvements, renovations, and replacements related to held for sale properties are capitalized at cost. Depreciation is not recorded on real estate held for sale.
Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which are 35 years for buildings, 10 to 35 years for major improvements, and 3 to 10 years for furniture, fixtures, equipment, and other assets. As of December 31, 2011 and 2010, the amount of our net intangible assets which are reflected in “Other assets” was $15.7 million and $4.1 million, respectively. As of December 31, 2011 and 2010, the amount of our net intangible liabilities which are reflected in “Accounts payable, accrued expenses, and other liabilities” was $4.3 million and $3.3 million in our Consolidated Balance Sheets. The balances are being amortized over the remaining life of the respective intangible.
All development and redevelopment projects and related costs are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress. As each building in a project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization and the assets are depreciated over their estimated useful lives. The costs of projects which include interest, real estate taxes, insurance, and allocated development overhead related to support costs for personnel working directly on the development site are capitalized during the construction period. During 2011, 2010, and 2009, total interest capitalized pertaining to redevelopment projects and land held for future development was $1.8 million, $1.3 million, and $444,000, respectively.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
DECEMBER 31, 2011
Cash, cash equivalents and restricted cash
Cash and cash equivalents consist of cash on hand and demand deposits with financial institutions. Restricted cash consists of escrow deposits held by lenders for real estate taxes, insurance and replacement reserves, and security deposits.
Derivative financial instruments
The General Partner utilizes derivative financial instruments to manage interest rate risk and generally designates these financial instruments as cash flow hedges. Derivative financial instruments associated with the Operating Partnership’s allocation of the General Partner’s debt are recorded on our Consolidated Balance Sheets as either an asset or liability and measured quarterly at their fair value. The changes in fair value for the General Partner’s cash flow hedges allocated to the Operating Partnership that are deemed effective are reflected in other comprehensive income and for non-designated derivative financial instruments in earnings. The ineffective component of cash flow hedges, if any, is recorded in earnings.
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
Sales to entities in which we or our General Partner retain or otherwise own an interest are accounted for as partial sales. If all other requirements for recognizing profit under the full accrual method have been satisfied and no other forms of continuing involvement are present, we recognize profit proportionate to the outside interest in the buyer and defer the gain on the interest we or our General Partner retain. The Operating Partnership recognizes any deferred gain when the property is sold to a third party. In transactions accounted by us as partial sales, we determine if the buyer of the majority equity interest in the venture was provided a preference as to cash flows in either an operating or a capital waterfall. If a cash flow preference has been provided, we recognize profit only to the extent that proceeds from the sale of the majority equity interest exceed costs related to the entire property.
Discontinued operations
For properties accounted for under FASB ASC 360, Property, Plant and Equipment (“Topic 360”), the results of operations for those properties sold during the year or classified as held-for-sale at the end of the current year are classified as discontinued operations in the current and prior periods. Further, to meet the discontinued operations criteria, the Operating Partnership or related parties will not have any significant continuing involvement in the ownership or operation of the property after the sale or disposition. Once a property is classified as held-for-sale, depreciation is no longer recorded. However, if the Operating Partnership determines that the property no longer meets the criteria for held-for-sale, the Company will recapture any unrecorded depreciation on the property (see Note 4, Discontinued Operations for further discussion).

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
DECEMBER 31, 2011
Earnings per Operating Partnership Unit
Basic earnings per OP Unit is computed by dividing net (loss)/income attributable to general and limited partner unitholders by the weighted average number of general and limited partner units (including redeemable OP Units) outstanding during the year. Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units or resulted in the issuance of OP Units and then shared in the earnings of the Operating Partnership. For the years ended December 31, 2011, 2010, and 2009, there were no dilutive instruments, and therefore, diluted earnings per OP Unit and basic earnings per OP Unit are the same. See Note 9, Capital Structure, for further discussion on redemption rights of OP Units.
Allocation of General and Administrative Expenses
The Operating Partnership is charged directly for general and administrative expenses it incurs. The Operating Partnership is also charged with other general and administrative expenses that have been allocated by the General Partner to each of its subsidiaries, including the Operating Partnership, based on each subsidiary’s pro-rata portion of UDR’s total apartment homes. (See Note 6, Related Party Transactions.)
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
The Operating Partnership follows the accounting guidance within ASC Topic 740, Income Taxes, with respect to how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. The guidance requires the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing the Operating Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Management of the Operating Partnership is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. The Operating Partnership has no examinations in progress and none are expected at this time.
Management of the Operating Partnership has reviewed all open tax years (2008- 2010) and major jurisdictions, and concluded there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns.
Advertising costs
All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item “Administrative and marketing”. During 2011, 2010, and 2009, total advertising expense from continuing and discontinued operations was $2.5 million, $2.3 million, and $2.4 million, respectively.
Comprehensive income
Comprehensive income, which is defined as all changes in capital during each period except for those resulting from investments by or distributions to partners, is displayed in the accompanying Consolidated Statements of Changes in Capital. For the three years ended December 31, 2011, other comprehensive income/(loss) consisted of the change in the fair value of the General Partner’s effective cash flow hedges that are allocated to the Operating Partnership.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
DECEMBER 31, 2011
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
Market concentration risk
The Operating Partnership is subject to increased exposure from economic and other competitive factors specific to those markets where it holds a significant percentage of the carrying value of its real estate portfolio at December 31, 2011, the Operating Partnership held greater than 10% of the carrying value of its real estate portfolio in the Orange County, California, San Francisco, California, Metropolitan DC; and New York, New York markets.
3. REAL ESTATE OWNED
Real estate assets owned by the Operating Partnership consists of income producing operating properties and land held for future development. As of December 31, 2011, the Operating Partnership owned and consolidated 77 communities in 8 states plus the District of Columbia totaling 23,160 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of December 31, 2011 and 2010 (dollar amounts in thousands):

	December 31,
	2011	2010

Land	$1,021,526	$882,538
Depreciable property — held and used:
Buildings and improvements	3,035,252	2,367,044
Furniture, fixtures and equipment	120,427	109,390
Held for sale:
Land	—	107,386
Buildings and improvements	—	206,877
Furniture, fixtures and equipment	—	6,934
Under development:
Land	16,385	—
Construction in progress	10,408	—
Land held for future development	1,300	26,015

Real estate owned	4,205,298	3,706,184
Accumulated depreciation	(976,358)	(884,083)

Real estate owned, net	$3,228,940	$2,822,101

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
DECEMBER 31, 2011
The following table summarizes the Operating Partnership’s real estate community acquisitions for the year ended December 31, 2011 (dollars in thousands).

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
On April 5, 2011, UDR and the Operating Partnership completed a $500.0 million asset exchange with an unaffiliated third party whereby UDR acquired 388 Beale, and the Operating Partnership acquired 14 North, and Inwood West. The communities acquired were valued at $263.0 million representing their estimated fair value. The Company and the Operating Partnership paid $28.1 million of cash and assumed debt with a fair value of $61.7 million. UDR sold two multifamily apartment communities (434 homes) and the Operating Partnership sold four multifamily apartment communities (984 homes) located in California as part of the transaction. (See Note 4, Discontinued Operations, for further discussion of real estate community dispositions.)
The Operating Partnership records the fair value of the tangible and identifiable intangible assets acquired based on their estimated fair value. When recording the acquisition of a community, the Operating Partnership first assigns fair value costs to the estimated intangible value of the existing lease agreements and then to the estimated value of the land, building and fixtures assuming the community is vacant. The primary, although not only, identifiable intangible asset associated with our portfolio is the value of existing lease agreements. The Operating Partnership estimates the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up.
Total acquisition value of the communities, including the difference between the agreed upon value of the OP Units and the fair value of the OP Units issued at the acquisition date (if applicable), was recorded $130.8 million to land; $621.2 million to buildings and improvements; $3.5 million to furniture, fixtures, and equipment; $30.5 million to intangible assets; $1.3 million to intangible below market lease liabilities; and $269.7 million of assumed debt.
Operating revenues of $32.5 million and a loss from operations of $22.3 million of the acquired properties were included in the Operating Partnership’s results of operations from the acquisition dates to December 31, 2011.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
DECEMBER 31, 2011
The unaudited pro forma information below summarizes the Operating Partnership’s combined results of operations for the year ended December 31, 2011 and 2010 as though the above acquisitions were completed on January 1, 2010. The information for the years ended December 31, 2011, and 2010 includes pro forma results for the portion of the period prior to the acquisition date and actual results from the date of acquisition through the end of the period. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Operating Partnership’s results of operations for future periods (in thousands except for per share amounts).

	December 31,
	2011	2010

Pro forma revenues	$389,303	$386,481
Pro forma income/(loss) attributable to OP unitholders	20,760	(31,426)

Pro forma earnings per OP unit — basic:

Net income/(loss) attributable to OP unitholders	$0.11	$(0.17)

Earnings per common share — diluted:

Net income/(loss) attributable to OP unitholders	$0.11	$(0.17)
The Operating Partnership incurred $2.3 million of acquisition related costs during the years ended December 31, 2011. These expenses are classified on the Consolidated Statements of Operations line item entitled “General and administrative”.
The Operating Partnership did not have any acquisitions and did not incur any acquisition related costs during the years ended December 31, 2010 and 2009.
4. DISCONTINUED OPERATIONS
The results of operations for properties sold during the year or designated as held-for-sale at the end of the year are classified as discontinued operations for all periods presented. Properties classified as real estate held for sale generally represent properties that are actively marketed or contracted for sale with the closing expected to occur within the next twelve months. The application of ASC Topic 360 does not have an impact on net income attributable to unit holders. The application of ASC Topic 360 results in the reclassification of the operating results of all properties sold or classified as held for sale through December 31, 2011, in the Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets as of December 31, 2011 and 2010, if applicable.
During the year ended December 31, 2011, the Operating Partnership sold eight apartment home communities (2,024 homes), which included four apartment home communities (984 homes) sold in conjunction with an asset exchange in April 2011, for a total sales price of $299.6 million. During the year ended December 31, 2011, UDR recognized gains on the sale of apartment home communities for financial reporting purposes of $60.1 million, which is also included in discontinued operations and classified within the line item entitled “Income from discontinued operations”. At December 31, 2011, UDR did not have any assets that met the criteria to be classified as held for sale.
For the years ended December 31, 2010 and 2009, the Operating Partnership did not dispose of any communities.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
DECEMBER 31, 2011
The following is a summary of income from discontinued operations for each of the three years ended December 31, (dollars in thousands):

	For the Years Ended December 31,
	2011	2010	2009

Rental income	$19,812	$31,305	$30,600
Non-property income	—	1,695	—

	19,812	33,000	30,600

Rental expenses	8,045	10,475	8,916
Property management fee	545	861	841
Real estate depreciation	6,038	13,691	13,966
Interest	815	3,082	5,237
Other expenses	167	79	—

	15,610	28,188	28,960

Income before net gain on the sale of property	4,202	4,812	1,640
Net gain on the sale of property	60,065	152	1,475

Income from discontinued operations	$64,267	$4,964	$3,115

5. DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the interest rate for the underlying debt instrument. Secured debt consists of the following as of December 31, 2011 and 2010 (dollars in thousands):

			For the Year Ended December 31, 2011
	Principal Outstanding		Weighted	Weighted	Number of
	December 31,		Average	Average	Communities
	2011	2010	Interest Rate	Years to Maturity	Encumbered
Fixed Rate Debt
Mortgage notes payable	$457,723	$192,205	5.28%	4.0	7
Tax-exempt secured notes payable	—	13,325	N/A	—	—
Fannie Mae credit facilities	444,899	560,993	4.95%	6.0	7

Total fixed rate secured debt	902,622	766,523	5.12%	5.0	14

Variable Rate Debt
Mortgage notes payable	37,415	100,590	0.99%	1.5	2
Tax-exempt secured note payable	27,000	27,000	0.57%	18.2	1
Fannie Mae credit facilities	222,608	175,948	1.84%	4.3	20

Total variable rate secured debt	287,023	303,538	1.61%	5.3	23

Total secured debt	$1,189,645	$1,070,061	4.27%	5.1	37

As of December 31, 2011, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $1.3 billion with $1.1 billion outstanding. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at the General Partner’s option. At December 31, 2011, $744.5 million of the outstanding balance was fixed at a weighted average interest rate of 5.14% and the remaining balance of $310.5 million on these facilities had a weighted average variable interest rate of 1.63%. $667.5 million of these credit facilities were allocated to the Operating Partnership at December 31, 2011 based on the ownership of the assets securing the debt.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
DECEMBER 31, 2011
The following is information related to the credit facilities allocated to the Operating Partnership:

	December 31,
	2011	2010
	(dollar amounts in thousands)

Borrowings outstanding	$667,507	$736,941
Weighted average borrowings during the period ended	721,054	763,040
Maximum daily borrowings during the period	732,423	770,021
Weighted average interest rate during the period ended	4.4%	4.5%
Interest rate at the end of the period	4.1%	4.4%
The Operating Partnership may from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair value adjustment of the fixed rate debt instruments on the Operating Partnership’s properties was a net premium/(discount) of $17.8 million and ($1.1 million) at December 31, 2011 and 2010, respectively.
Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from December 2012 through May 2019 and carry interest rates ranging from 3.43% to 5.94%.
Secured credit facilities. At December 31, 2011, the General Partner had borrowings against its fixed rate facilities of $744.5 million of which $444.9 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of December 31, 2011, the fixed rate Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average fixed interest rate of 4.95%.
Variable Rate Debt
Mortgage notes payable. Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature on July 2013. Interest on the variable rate mortgage notes is based on LIBOR plus some basis points, which translated into interest rate of 0.99% at December 31, 2011.
Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures in March 2030. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 0.57% as of December 31, 2011.
Secured credit facilities. At December 31, 2011, the General Partner had borrowings against its variable rate facilities of $310.5 million of which $222.6 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of December 31, 2011, the variable rate borrowings under the Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average floating interest rate of 1.84%.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
DECEMBER 31, 2011
The aggregate maturities of the Operating Partnership’s secured debt due during each of the next five calendar years and thereafter are as follows (dollars in thousands):

	Fixed		Variable
	Mortgage	Credit	Mortgage	Tax Exempt	Credit
	Notes	Facilities	Notes	Notes Payable	Facilities	Total

2012	$54,484	$62,992	$—	$—	$92,715	$210,191
2013	16,538	29,805	37,415	—	—	83,758
2014	8,346	—	—	—	—	8,346
2015	193,209	—	—	—	—	193,209
2016	131,904	—	—	—	—	131,904
Thereafter	53,242	352,102	—	27,000	129,893	562,237

Total	$457,723	$444,899	$37,415	$27,000	$222,608	$1,189,645

Guarantor on Unsecured Debt
At December 31, 2010, the Operating Partnership was a guarantor on the General Partner’s unsecured credit facility, with an aggregate borrowing capacity of $600 million ($31.8 million outstanding at December 31, 2010). On October 25, 2011, the Operating Partnership issued a guarantee in conjunction with a $900 million unsecured revolving credit facility entered into by the General Partner. The facility replaced the General Partner’s $600 million credit facility. At December 31, 2011, the outstanding balance under the $900 million unsecured credit facility was $421.0 million.
The Operating Partnership is also a guarantor on the General Partner’s $250 million term loan which matures January 2016, a $100 million term loan which matures December 2016, and $300 million of medium-term notes due June 2018. Subsequent to December 31, 2011, the Operating Partnership issued an additional guarantee on medium term notes issued by the General Partner. See Note 13, Subsequent Event.
6. RELATED PARTY TRANSACTIONS
Receivable due from the General Partner
The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had net receivable balances of $193.6 million and $492.7 million at December 31, 2011 and 2010, respectively, which are reflected as a reduction of capital on the Consolidated Balance Sheets.
Allocation of General and Administrative Expenses
The General Partner provides various general and administrative and other overhead services for the Operating Partnership including legal assistance, acquisitions analysis, marketing and advertising, and allocates these expenses to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on its pro-rata portion of UDR’s total apartment homes. During the years ended December 31, 2011, 2010, and 2009, the general and administrative expenses and property management expenses, allocated to the Operating Partnership by UDR were $32.6 million, $32.4 million, and $25.9 million, respectively, and are included in “General and Administrative” expenses and “Property management” expenses on the consolidated statements of operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.
Management Fee
During the year ended December 31, 2011, the Operating Partnership entered into a management agreement with a Taxable REIT Subsidiary (“TRS”) of the General Partner. The TRS charges the Operating Partnership 2.75% of gross rental revenues. During the year ended December 31, 2011, the Operating Partnership incurred $3.7 million of management fees under the management agrement.
Guaranty by the General Partner
The Operating Partnership provided a “bottom dollar” guaranty to certain limited partners as part of their original contribution to the Operating Partnership. The guaranty protects the tax basis of the underlying contribution and is reflected on the OP unitholder’s Schedule K-1 tax form. The guaranty was made in the form of a note payable issued by the Operating Partnership to the General Partner at an annual interest rate of 1.14% and 0.593% at December 31, 2011 and 2010, respectively. Interest payments are made monthly and the note is due December 31, 2012. At December 31, 2011 and 2010, the note payable due to the General Partner was $83.3 million and $78.3 million, respectively.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
DECEMBER 31, 2011
During the year ended December 31, 2011, the Operating Partnership also provided a guaranty in conjunction with 1,802,239 OP Units issued in partial consideration to the seller for the acquisition of an operating community. The guaranty was made in the form of a note payable issued by the Operating Partnership to the General Partner at an annual interest rate of 5.337%. Interest payments are due monthly and the note matures on August 31, 2021. At issuance and at December 31, 2011, the note payable due to the General Partner was $5.5 million.
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
The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of December 31, 2011 and 2010 are summarized as follows (dollars in thousands):

		Fair Value at December 31, 2011 Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)

Description:

Derivatives- Interest rate contracts (b)	$71	$—	$71	$—

Total assets	$71	$—	$71	$—

Derivatives- Interest rate contracts (b)	$6,207	$—	$6,207	$—
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	495,412	—	—	495,412
Fannie Mae credit facilities	462,621	—	—	462,621
Secured debt instruments- variable rate: (a)
Mortgage notes payable	37,415	—	—	37,415
Tax-exempt secured notes payable	27,000	—	—	27,000
Fannie Mae credit facilities	222,608	—	—	222,608

Total liabilities	$1,251,263	$—	$6,207	$1,245,056

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
DECEMBER 31, 2011

		Fair Value at December 31, 2010 Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Description:

Derivatives — Interest rate contracts (b)	$376	$—	$376	$—

Total assets	$376	$—	$376	$—

Derivatives- Interest rate contracts (b)	$5,111	$—	$5,111	$—
Contingent purchase consideration (c)	5,402	—	—	5,402
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	205,750	—	—	205,750
Tax-exempt secured notes payable	13,885	—	—	13,885
Fannie Mae credit facilities	576,069	—	—	576,069
Secured debt instruments- variable rate: (a)
Mortgage notes payable	100,590	—	—	100,590
Tax-exempt secured notes payable	27,000	—	—	27,000
Fannie Mae credit facilities	175,948	—	—	175,948

Total liabilities	$1,109,755	$—	$5,111	$1,104,644

(a)	See Note 5, Debt

(b)	See Note 8, Derivatives and Hedging Activity

(c)	In the first quarter of 2010, the Operating Partnership accrued a liability of $6.0 million related to a contingent purchase consideration on one of its properties. The contingent consideration was determined based on the fair market value of the related asset which is estimated using Level 3 inputs utilized in a third party appraisal. The Operating Partnership paid approximately $635,000 of the liability during the year ended December 31, 2010. The remaining balance of $5.4 million was paid during the year ended December 31, 2011 in conjunction with the sale of the property.
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
Although the Operating Partnership has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2011 and 2010, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
DECEMBER 31, 2011
Financial Instruments Not Carried at Fair Value
At December 31, 2011, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Operating Partnership using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
DECEMBER 31, 2011
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated Other Comprehensive Income/(Loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2011, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2011, 2010 and 2009, the Operating Partnership recorded less than $1,000 of ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item.
Amounts reported in “Accumulated Other Comprehensive Income/(Loss)” related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is allocated to the Operating Partnership. During the next twelve months through December 31, 2012, we estimate that an additional $2.9 million will be reclassified as an increase to interest expense.
As of December 31, 2011, the Operating Partnership had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

	Number of
Interest Rate Derivative	Instruments	Notional
Interest rate swaps	4	$172,813

Interest rate caps	5	$245,954
Derivatives not designated as hedges are not speculative and are used to manage the General Partner’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in losses of $204,000 and $684,000 and a gain of $538,000 for the years ended December 31, 2011, 2010, and 2009, respectively.
As of December 31, 2011, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollar amounts in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	1	$79,847

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
DECEMBER 31, 2011
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2011 and 2010 (dollar amounts in thousands).

	Asset Derivatives			Liability Derivatives
		Fair Value at			Fair Value at
	Balance	December 31,		Balance	December 31,
	Sheet Location	2011	2010	Sheet Location	2011	2010
Derivatives designated as hedging instruments:
Interest Rate Products	Other Assets	$64	$217	Other Liabilities	$6,207	$5,111

Total derivatives designated as hedging instruments		$64	$217		$6,207	$5,111

Derivatives not designated as hedging instruments:
Interest Rate Products	Other Assets	$7	$159	Other Liabilities	$—	$—

Total derivatives not designated as hedging instruments		$7	$159		$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009 (dollar amounts in thousands):

				Location of Loss	Amount of Loss Reclassified from
	Amount of Loss Recognized in OCI on			Reclassified from	Accumulated OCI into Income
Derivatives in	Derivative (Effective Portion)			Accumulated OCI	(Effective Portion)
Cash Flow	For the Years Ended December 31,			into Income	For the Years Ended December 31,
Hedging Relationships	2011	2010	2009	(Effective Portion)	2011	2010	2009

Interest Rate Products	$(6,119)	$(6,631)	$(2,676)	Interest expense	$(4,719)	$(4,281)	$(4,397)

Total	$(6,119)	$(4,281)	$(2,676)		$(4,719)	$(6,631)	$(4,397)

		Amount of Gain or (Loss) Recognized
Derivatives Not	Location of Gain or (Loss)	in Income on Derivative
Designated as	Recognized in Income on	For the Years Ended December 31,
Hedging Instruments	Derivative	2011	2010	2009

Interest Rate Products	Other income / (expense)	$(204)	$(684)	$538

Total		$(204)	$(684)	$538

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
DECEMBER 31, 2011
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
As of December 31, 2011, the fair value of derivatives in a net liability position that were allocated to the Operating Partnership, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6.5 million. As of December 31, 2011, the General Partner has not posted any collateral related to these agreements. If the General Partner had breached any of these provisions at December 31, 2011, it would have been required to settle its obligations under the agreements at their termination value of $6.5 million.
9. CAPITAL STRUCTURE
General Partnership Units
The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holder of Class A Partnership Units. There were 110,883 OP units of general partnership interest at December 31, 2011 and 2010, all of which were held by UDR.
Limited Partnership Units
At December 31, 2011 and 2010, there were 184,170,370 and 179,798,525 OP units outstanding of limited partnership interest, respectively, of which 1,751,671 were Class A Limited Partnership OP units. UDR owned 174,749,068 or 94.9% and 174,736,557 or 97.2% at December 31, 2011 and 2010, respectively. The remaining 9,421,302 or 5.1% and 5,061,968 or 2.8% OP units outstanding of limited partnership interest were held by non- affiliated partners at December 31, 2011 and 2010, respectively, of which 1,751,671 were Class A Limited Partnership units.
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
The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $236.5 million and $119.1 million as of December 31, 2011 and 2010, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
DECEMBER 31, 2011
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
DECEMBER 31, 2011
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
The following table shows OP Unit activity and OP units outstanding during the three years ended December 31, 2011:

			UDR, Inc.
	Class A Limited	Limited	Limited	General
	Partner	Partners	Partner	Partner	Total

Ending balance at December 31, 2008	1,617,815	5,705,964	158,736,998	102,410	166,163,187

Issuance of units through Special Dividend	133,856	485,986	13,117,906	8,473	13,746,221

OP redemptions for UDR stock	—	(1,957,029)	1,957,029	—	—

Ending balance at December 31, 2009	1,751,671	4,234,921	173,811,933	110,883	179,909,408

OP redemptions for UDR cash	—	(19,076)	19,076	—	—

OP redemptions for UDR stock	—	(905,548)	905,548	—	—

Ending balance at December 31, 2010	1,751,671	3,310,297	174,736,557	110,883	179,909,408

OP Units issued for acquisitions of real estate	—	4,371,845	—	—	4,371,845
OP redemptions for UDR stock	—	(12,511)	12,511	—	—

Ending balance at December 31, 2011	1,751,671	7,669,631	174,749,068	110,883	184,281,253

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
DECEMBER 31, 2011
10. COMMITMENTS AND CONTINGENCIES
Commitments
Ground Leases
The Operating Partnership owns five communities which are subject to ground leases expiring between 2019 and 2103. The leases are accounted for in accordance with FASB ASC 840, Leases. Future minimum lease payments as of December 31, 2011 are $4.9 million for each of the years ending December 31, 2012 to 2016, and a total of $314.5 million for years thereafter. For purposes of our ground lease contracts, the Operating Partnership uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a reset provision based on the communities appraised value or consumer price index but does not included a specified minimum lease payment, the Operating Partnership uses the current rent over the remainder of the lease term.
The Operating Partnership incurred $4.9 million, $4.7 million, and $4.6 million of ground rent expense for the years ended December 31, 2011, 2010, and 2009, respectively.
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
DECEMBER 31, 2011
11. REPORTABLE SEGMENTS
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
The Operating Partnership’s two reportable segments are same communities and non-mature/other communities:
•	Same communities represent those communities acquired, developed, and stabilized prior to January 1, 2010 and held as of December 31, 2011. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for sale within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

•	Non-mature/other communities represent those communities that were acquired or developed in 2009, 2010, or 2011 sold properties, redevelopment properties, properties classified as real estate held for sale, condominium conversion properties, joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties.
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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the years ended December 31, 2011, 2010, and 2009.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
DECEMBER 31, 2011
The accounting policies applicable to the operating segments described above are the same as those described in Note 2, Significant Accounting Policies. The following table details rental income and NOI from continuing and discontinued operations for the Operating Partnership’s reportable segments for the years ended December 31, 2011, 2010, and 2009, and reconciles NOI to income from continuing and discontinued operations per the consolidated statement of operations (dollars in thousands):

	December 31,
	2011	2010	2009

Reportable apartment home segment rental income
Same Store Communities
Western Region	$158,280	$151,244	$155,745
Mid-Atlantic Region	64,020	61,262	58,774
Southeastern Region	42,631	40,846	41,210
Southwestern Region	27,559	26,428	26,669
Non-Mature communities/Other	94,567	70,614	70,658

Total segment and consolidated rental income	$387,057	$350,394	$353,056

Reportable apartment home segment NOI
Same Store Communities
Western Region	$110,631	$103,600	$109,713
Mid-Atlantic Region	44,400	41,908	39,556
Southeastern Region	26,722	25,659	25,984
Southwestern Region	17,127	16,175	16,271
Non-Mature communities/Other	65,378	46,774	49,044

Total segment and consolidated NOI	264,258	234,116	240,568

Reconciling items:
Non-property income	—	1,695	5,695
Property management	(10,644)	(9,636)	(9,709)
Other operating expenses	(5,484)	(5,028)	(4,868)
Depreciation and amortization	(197,964)	(166,480)	(166,773)
Interest	(53,632)	(52,222)	(53,547)
General and administrative	(26,370)	(23,291)	(16,886)
Net gain on the sale of real estate	60,065	152	1,475
Non-controlling interests	(70)	(41)	(131)

Net income/(loss) attributable to OP unit holders	$30,159	$(20,735)	$(4,176)

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
DECEMBER 31, 2011
The following table details the assets of the Operating Partnership’s reportable segments as of December 31, 2011 and 2010 (dollars in thousands):

	December 31,
	2011	2010

Reportable apartment home segment assets
Same Store Communities
Western Region	$1,608,006	$1,591,585
Mid-Atlantic Region	697,217	693,564
Southeastern Region	360,045	354,861
Southwestern Region	257,077	254,485
Non-Mature communities/Other	1,282,953	811,689

Total segment assets	4,205,298	3,706,184
Accumulated depreciation	(976,358)	(884,083)

Total segment assets - net book value	3,228,940	2,822,101

Reconciling items:
Cash and cash equivalents	704	920
Restricted cash	12,568	8,022
Deferred financing costs, net	8,184	7,465
Other assets	41,771	22,887

Total consolidated assets	$3,292,167	$2,861,395

Capital expenditures related to our same communities totaled $26.5 million, $22.5 million, and $28.0 million for the years ended December 31, 2011, 2010, and 2009, respectively. Capital expenditures related to our non-mature/other communities totaled $3.2 million, $2.5 million, and $3.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.
Markets included in the above geographic segments are as follows:
i.	Western — Orange County, San Francisco, Monterey Peninsula, Los Angeles, Seattle, Sacramento, Inland Empire, Portland, and San Diego

ii.	Mid-Atlantic —Metropolitan DC and Baltimore

iii.	Southeastern — Nashville, Tampa, Jacksonville, and Other Florida

iv.	Southwestern — Dallas and Phoenix

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
DECEMBER 31, 2011
12. UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA
Selected consolidated quarterly financial data for the years ended December 31, 2011 and 2010 is summarized in the table blow (dollars in thousands, except per share amounts):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
2011

Rental income (a)	$81,396	$91,675	$95,523	$98,651
Loss from continuing operations	(3,344)	(9,449)	(7,664)	(13,581)
Income from discontinued operations	1,340	16,957	1,064	44,906
(Loss)/income attributable to OP unitholders	(2,031)	7,476	(6,632)	31,346

(Loss)/income per OP unit- basic and diluted (b)	$(0.01)	$0.04	$(0.04)	$0.17

2010

Rental income (a)	$82,812	$83,684	$84,431	$68,162
Income/(loss) from continuing operations	1,729	(1,679)	(6,341)	(19,367)
(Loss)/income from discontinued operations	(4,662)	(873)	(495)	10,994
Loss attributable to OP unitholders	(2,950)	(2,570)	(6,845)	(8,370)

Loss per OP unit — basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.05)

(a)	Represents rental income from continuing operations, excluding amounts classified as discontinued operations.

(b)	Quarterly earnings per OP Unit amounts may not total to the annual amounts due to rounding.
13. SUBSEQUENT EVENT
On January 10, 2012, the Operating Partnership issued a guarantee in conjunction with the General Partner’s issuance of $400 million of 4.625% Medium Term Notes due January 2022. Interest is payable semiannually beginning in July 2012. The notes were priced at 99.100% of the principal amount plus accrued interest from January 10, 2012 to yield 4.739% to maturity.

[This page is intentionally left blank.]

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED
FOR THE YEAR ENDED DECEMBER 31, 2011
(In thousands)

					Cost of	Gross Amount at Which
		Initial Costs		Total	Improvements	Carried at Close of Period
		Land and	Buildings	Initial	Capitalized	Land and	Buildings &	Total
		Land	and	Acquisition	Subsequent	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	to Acquisition Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
WESTERN REGION
Harbor at Mesa Verde	$47,091	$20,477	$28,538	$49,015	$11,271	$20,774	$39,512	$60,286	$20,518	2003	Jun-03
Pine Brook Village	18,270	2,582	25,504	28,086	4,638	3,886	28,838	32,724	14,045	1979	Jun-03
Pacific Shores	19,145	7,345	22,624	29,969	7,777	7,596	30,150	37,746	15,105	2003	Jun-03
Huntington Vista	31,274	8,055	22,486	30,541	6,102	8,243	28,400	36,643	14,479	1970	Jun-03
Missions at Back Bay	11,326	229	14,129	14,358	1,871	10,739	5,490	16,229	2,972	1969	Dec-03
Coronado at Newport — North	48,448	62,516	46,082	108,598	19,536	66,591	61,543	128,134	29,146	2000	Oct-04
Huntington Villas	55,752	61,535	18,017	79,552	5,014	61,855	22,711	84,566	10,965	1972	Sep-04
Villa Venetia	—	70,825	24,179	95,004	5,424	70,984	29,444	100,428	13,401	1972	Oct-04
Vista Del Rey	12,659	10,670	7,080	17,750	1,670	10,783	8,637	19,420	4,112	1969	Sep-04
Foxborough	—	12,071	6,187	18,258	2,285	12,180	8,363	20,543	3,558	1969	Sep-04
Coronado South	92,188	58,785	50,067	108,852	12,351	59,058	62,145	121,203	28,473	2000	Mar-05
Pine Brook Village II	—	25,922	60,961	86,883	1,353	25,997	62,239	88,236	13,190	1975	May-08
1818 Platinum Triangle	—	16,663	51,905	68,568	225	16,665	52,128	68,793	4,225	2009	Aug-10
ORANGE COUNTY, CA	336,153	357,675	377,759	735,434	79,517	375,351	439,600	814,951	174,189
2000 Post Street	—	9,861	44,578	54,439	6,848	10,178	51,109	61,287	19,648	1987	Dec-98
Birch Creek	—	4,365	16,696	21,061	5,320	5,022	21,359	26,381	10,517	1968	Dec-98
Highlands Of Marin	—	5,996	24,868	30,864	25,554	7,011	49,407	56,418	17,294	1991	Dec-98
Marina Playa	—	6,224	23,916	30,140	7,660	6,764	31,036	37,800	14,791	1971	Dec-98
River Terrace	33,130	22,161	40,137	62,298	2,221	22,265	42,254	64,519	15,981	2005	Aug-05
CitySouth	—	14,031	30,537	44,568	30,689	15,672	59,585	75,257	13,826	1972	Nov-05
Bay Terrace	—	8,545	14,458	23,003	2,543	8,549	16,997	25,546	5,827	1962	Oct-05
Highlands of Marin Phase II	—	5,353	18,559	23,912	10,976	5,730	29,158	34,888	6,801	1968	Oct-07
Edgewater	45,106	30,657	83,872	114,529	1,760	30,668	85,621	116,289	18,845	2007	Mar-08
Almaden Lake Village	27,000	594	42,515	43,109	2,459	655	44,913	45,568	9,339	1999	Jul-08
388 Beale	—	14,253	74,104	88,357	438	14,253	74,542	88,795	3,076	1999	Apr-11
2000 Post III	—	1,756	7,753	9,509	2,983	3,290	9,202	12,492	3,773	2006	Dec-98
SAN FRANCISCO, CA	105,236	123,796	421,993	545,789	99,451	130,057	515,183	645,240	139,718
Rosebeach	—	8,414	17,449	25,863	1,889	8,462	19,290	27,752	8,526	1970	Sep-04
Ocean Villas	8,663	5,135	12,789	17,924	1,351	5,205	14,070	19,275	5,895	1965	Oct-04
Tierra Del Rey	—	39,586	36,679	76,265	1,811	39,592	38,484	78,076	9,369	1999	Dec-07
Marina Pointe	67,700	48,182	102,364	150,546	2,188	48,225	104,509	152,734	7,661	1993	Sep-10
Pine@Sixth	—	5,805	6,305	12,110	12,387	6,241	18,256	24,497	11,565	2008	Aug-06
Jefferson at Marina del Rey	89,850	55,651	—	55,651	87,946	61,132	82,465	143,597	14,308	2008	Sep-07
LOS ANGELES, CA	166,213	162,773	175,586	338,359	107,572	168,857	277,074	445,931	57,324
Arbor Terrace	—	1,453	11,995	13,448	2,820	1,769	14,499	16,268	7,346	1996	Mar-98
Aspen Creek	10,819	1,178	9,116	10,294	1,986	1,437	10,843	12,280	4,971	1996	Dec-98
Crowne Pointe	7,328	2,486	6,437	8,923	4,252	2,773	10,402	13,175	5,536	1987	Dec-98
Hilltop	6,774	2,174	7,408	9,582	3,164	2,641	10,105	12,746	5,052	1985	Dec-98
The Hawthorne	—	6,474	30,226	36,700	1,758	6,533	31,925	38,458	12,495	2003	Jul-05
The Kennedy	17,942	6,179	22,307	28,486	1,098	6,212	23,372	29,584	8,430	2005	Nov-05
Hearthstone at Merrill Creek	25,479	6,848	30,922	37,770	1,706	6,860	32,616	39,476	7,132	2000	May-08
Island Square	—	21,284	89,389	110,673	2,443	21,354	91,762	113,116	18,374	2007	Jul-08
Borgata	—	6,379	24,569	30,948	245	6,384	24,809	31,193	6,660	2001	May-07
elements too	—	27,468	72,036	99,504	10,498	30,077	79,925	110,002	13,388	2010	Feb-10
989elements	—	8,541	45,990	54,531	581	8,517	46,595	55,112	5,363	2006	Dec-09
SEATTLE, WA	68,342	90,464	350,395	440,859	30,551	94,557	376,853	471,410	94,747
Presidio at Rancho Del Oro	—	9,164	22,694	31,858	5,073	9,600	27,331	36,931	13,176	1987	Jun-04
Villas at Carlsbad	—	6,517	10,718	17,235	1,514	6,639	12,110	18,749	5,079	1966	Oct-04
SAN DIEGO, CA	—	15,681	33,412	49,093	6,587	16,239	39,441	55,680	18,255
Boronda Manor	—	1,946	8,982	10,928	8,396	3,112	16,212	19,324	6,662	1979	Dec-98
Garden Court	—	888	4,188	5,076	4,385	1,455	8,006	9,461	3,393	1973	Dec-98
Cambridge Court	—	3,039	12,883	15,922	13,073	5,160	23,835	28,995	10,269	1974	Dec-98
Laurel Tree	—	1,304	5,115	6,419	5,335	2,075	9,679	11,754	4,115	1977	Dec-98
The Pointe At Harden Ranch	—	6,388	23,854	30,242	23,263	9,731	43,774	53,505	18,246	1986	Dec-98
The Pointe At Northridge	—	2,044	8,028	10,072	9,098	3,204	15,966	19,170	6,985	1979	Dec-98
The Pointe At Westlake	—	1,329	5,334	6,663	5,159	2,109	9,713	11,822	3,984	1975	Dec-98
MONTEREY PENINSULA, CA	—	16,938	68,384	85,322	68,709	26,846	127,185	154,031	53,654
Verano at Rancho Cucamonga Town Square	54,308	13,557	3,645	17,202	52,382	22,918	46,666	69,584	21,842	2006	Oct-02
Windemere at Sycamore Highland	24,017	5,810	23,450	29,260	2,103	5,986	25,377	31,363	13,711	2001	Nov-02
INLAND EMPIRE, CA	78,325	19,367	27,095	46,462	54,485	28,904	72,043	100,947	35,553
Foothills Tennis Village	—	3,618	14,542	18,160	5,824	3,987	19,997	23,984	10,432	1988	Dec-98
Woodlake Village	—	6,772	26,967	33,739	11,335	7,832	37,242	45,074	20,299	1979	Dec-98
SACRAMENTO, CA	—	10,390	41,509	51,899	17,159	11,819	57,239	69,058	30,731
Tualatin Heights	8,976	3,273	9,134	12,407	5,655	3,707	14,355	18,062	7,736	1989	Dec-98
Andover Park	15,938	2,916	16,995	19,911	6,676	3,105	23,482	26,587	11,570	1989	Sep-04
Hunt Club	17,020	6,014	14,870	20,884	4,850	6,295	19,439	25,734	9,810	1985	Sep-04
PORTLAND, OR	41,934	12,203	40,999	53,202	17,181	13,107	57,276	70,383	29,116

TOTAL WESTERN REGION	796,203	809,287	1,537,132	2,346,419	481,212	865,737	1,961,894	2,827,631	633,287

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED — (Continued)
FOR THE YEAR ENDED DECEMBER 31, 2011
(In thousands)

					Cost of	Gross Amount at Which
		Initial Costs		Total	Improvements	Carried at Close of Period
		Land and	Buildings	Initial	Capitalized	Land and	Buildings &	Total
		Land	and	Acquisition	Subsequent	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	to Acquisition Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired

MID-ATLANTIC REGION
Dominion Middle Ridge	33,096	3,311	13,283	16,594	5,712	3,638	18,668	22,306	11,469	1990	Jun-96
Dominion Lake Ridge	22,610	2,366	8,387	10,753	5,211	2,775	13,189	15,964	8,230	1987	Feb-96
Presidential Greens	—	11,238	18,790	30,028	7,339	11,519	25,848	37,367	15,907	1938	May-02
The Whitmore	—	6,418	13,411	19,829	19,602	7,424	32,007	39,431	16,461	2008	Apr-02
Ridgewood	—	5,612	20,086	25,698	7,214	5,836	27,076	32,912	16,168	1988	Aug-02
The Calvert	—	263	11,189	11,452	20,825	8,275	24,002	32,277	9,209	1962	Nov-03
Commons at Town Square	—	136	7,724	7,860	1,013	6,874	1,999	8,873	1,115	1971	Dec-03
Waterside Towers	—	874	38,209	39,083	10,007	26,215	22,875	49,090	12,048	1971	Dec-03
Waterside Townhomes	—	129	3,724	3,853	658	2,725	1,786	4,511	852	1971	Dec-03
Wellington Place at Olde Town	28,681	13,753	36,059	49,812	16,314	14,541	51,585	66,126	22,649	2008	Sep-05
Andover House	—	14,357	51,577	65,934	2,449	14,360	54,023	68,383	15,087	2004	Mar-07
Sullivan Place	—	1,137	103,676	104,813	3,080	1,181	106,712	107,893	25,545	2007	Dec-07
Circle Towers	69,771	33,011	107,051	140,062	5,927	32,876	113,113	145,989	23,714	1972	Mar-08
Delancey at Shirlington	—	21,606	66,765	88,371	966	21,616	67,721	89,337	14,696	2006/07	Mar-08
View 14	—	5,710	97,941	103,651	1,166	5,721	99,096	104,817	2,793	2009	Jun-11
Signal Hill	42,074	13,290	—	13,290	68,930	25,327	56,893	82,220	6,353	2010	Nov-10
METROPOLITAN DC	196,232	133,211	597,872	731,083	176,413	190,903	716,593	907,496	202,296
Dominion Kings Place	16,121	1,565	7,007	8,572	3,810	1,800	10,582	12,382	6,751	1983	Dec-92
Dominion At Eden Brook	21,308	2,361	9,384	11,745	5,920	2,913	14,752	17,665	9,936	1984	Dec-92
Ellicott Grove	—	2,920	9,099	12,019	22,219	5,189	29,049	34,238	17,876	2008	Jul-94
Dominion Constant Freindship	10,683	903	4,669	5,572	3,315	1,146	7,741	8,887	4,883	1990	May-95
Lakeside Mill	15,242	2,666	10,109	12,775	3,707	2,849	13,633	16,482	9,166	1989	Dec-99
Tamar Meadow	17,602	4,145	17,150	21,295	4,381	4,502	21,174	25,676	12,142	1990	Nov-02
Calvert’s Walk	18,043	4,408	24,692	29,100	5,833	4,567	30,366	34,933	14,602	1988	Mar-04
Arborview Apartments	—	4,653	23,952	28,605	5,857	5,058	29,404	34,462	15,039	1992	Mar-04
Liriope Apartments	—	1,620	6,791	8,411	896	1,629	7,678	9,307	3,752	1997	Mar-04
20 Lambourne	32,795	11,750	45,590	57,340	3,471	11,837	48,974	60,811	11,613	2003	Mar-08
Domain Brewers Hill	—	4,669	40,630	45,299	247	4,669	40,877	45,546	3,208	2009	Aug-10
BALTIMORE, MD	131,794	41,660	199,073	240,733	59,656	46,159	254,230	300,389	108,968
Dominion Olde West	—	1,965	12,204	14,169	5,216	2,606	16,779	19,385	12,514	1978/82/84/85/87	Dec-84 & Aug-91
Dominion Creekwood	—	—	—	—	4,975	274	4,701	4,975	3,014	1984	Aug-91
Dominion English Hills	—	1,979	11,524	13,503	8,224	2,873	18,854	21,727	11,134	1969/76	Dec-91
Gayton Pointe Townhomes	—	826	5,148	5,974	28,743	3,319	31,398	34,717	21,308	2007	Sep-95
Dominion West End	25,582	2,059	15,049	17,108	12,222	4,502	24,828	29,330	15,049	1989	Dec-95
Waterside At Ironbridge	—	1,844	13,238	15,082	6,513	2,249	19,346	21,595	10,433	1987	Sep-97
Carriage Homes at Wyndham	—	474	30,997	31,471	7,001	3,764	34,708	38,472	17,587	1998	Nov-03
Legacy at Mayland	41,507	—	—	—	19,269	1,772	17,497	19,269	12,138	2007	Dec-91
RICHMOND, VA	67,089	9,147	88,160	97,307	92,163	21,359	168,111	189,470	103,177
Forest Lake At Oyster Point	—	780	8,862	9,642	8,212	1,346	16,508	17,854	10,810	1986	Aug-95
Woodscape	—	798	7,209	8,007	8,988	2,027	14,968	16,995	11,874	1974/76	Dec-87
Eastwind	—	155	5,317	5,472	5,762	601	10,633	11,234	7,864	1970	Apr-88
Dominion Waterside At Lynnhave	—	1,824	4,107	5,931	5,569	2,198	9,302	11,500	6,384	1966	Aug-96
Heather Lake	—	617	3,400	4,017	9,532	1,194	12,355	13,549	10,729	1972/74	Mar-80
Dominion Yorkshire Downs	—	1,089	8,582	9,671	5,391	1,489	13,573	15,062	7,673	1987	Dec-97
NORFOLK, VA	—	5,263	37,477	42,740	43,454	8,855	77,339	86,194	55,334
Garrison Square	—	5,591	91,027	96,618	2,689	5,591	93,716	99,307	6,887	1887/1990	Sep-10
Ridge at Blue Hills	24,761	6,039	34,869	40,908	359	6,042	35,225	41,267	2,657	2007	Sep-10
Inwood West	60,702	20,778	88,096	108,874	893	20,779	88,988	109,767	3,812	2006	Apr-11
14 North	—	10,961	51,175	62,136	1,088	10,961	52,263	63,224	2,335	2005	Apr-11
BOSTON, MA	85,463	43,369	265,167	308,536	5,029	43,373	270,192	313,565	15,691
10 Hanover Square	205,526	41,432	218,983	260,415	2,085	41,432	221,068	262,500	8,945	2005	Apr-11
21 Chelsea	35,568	36,399	107,154	143,553	409	36,399	107,563	143,962	2,109	2001	Aug-11
Rivergate	—	114,410	324,920	439,330	2,162	114,414	327,078	441,492	8,215	1985	Jul-11
95 Wall Street	—	57,637	266,255	323,892	137	57,641	266,388	324,029	5,738	2008	Aug-11
NEW YORK, NY	241,094	249,878	917,312	1,167,190	4,793	249,886	922,097	1,171,983	25,007
Greens At Falls Run	—	2,731	5,300	8,031	4,665	3,116	9,580	12,696	5,911	1989	May-95
Manor At England Run	—	3,194	13,505	16,699	20,133	5,142	31,690	36,832	19,134	1990	May-95
Greens At Schumaker Pond	—	710	6,118	6,828	5,037	960	10,905	11,865	7,115	1988	May-95
OTHER MID-ATLANTIC	—	6,635	24,923	31,558	29,835	9,218	52,175	61,393	32,160

TOTAL MID-ATLANTIC REGION	721,672	489,163	2,129,984	2,619,147	411,343	569,753	2,460,737	3,030,490	542,633

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED — (Continued)
FOR THE YEAR ENDED DECEMBER 31, 2011
(In thousands)

					Cost of	Gross Amount at Which
		Initial Costs		Total	Improvements	Carried at Close of Period
		Land and	Buildings	Initial	Capitalized	Land and	Buildings &	Total
		Land	and	Acquisition	Subsequent	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	to Acquisition Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired

SOUTHEASTERN REGION
Summit West	—	2,176	4,710	6,886	7,379	3,097	11,168	14,265	8,712	1972	Dec-92
The Breyley	—	1,780	2,458	4,238	16,499	3,204	17,533	20,737	13,772	2007	Sep-93
Lakewood Place	20,561	1,395	10,647	12,042	7,666	2,120	17,588	19,708	11,578	1986	Mar-94
Hunters Ridge	—	2,462	10,942	13,404	6,075	3,490	15,989	19,479	9,963	1992	Jun-95
Bay Meadow	—	2,893	9,254	12,147	8,816	3,994	16,969	20,963	11,178	2004	Dec-96
Cambridge Woods	—	1,791	7,166	8,957	7,281	2,492	13,746	16,238	8,771	1985	Jun-97
Sugar Mill Creek	—	2,242	7,553	9,795	5,616	2,648	12,763	15,411	7,243	1988	Dec-98
Inlet Bay	—	7,702	23,150	30,852	11,958	8,857	33,953	42,810	19,948	1988/89	Jun-03
MacAlpine Place	—	10,869	36,858	47,727	5,070	11,091	41,706	52,797	18,542	2001	Dec-04
The Vintage Lofts at West End	—	6,611	37,663	44,274	7,740	15,089	36,925	52,014	8,863	2009	Jul-09
Gallery at Bayport II	—	5,775	17,236	23,011	2,259	8,536	16,734	25,270	6,427	2008	Oct-06
Island Walk	—	7,231	19,897	27,128	10,038	4,935	32,231	37,166	17,716	1985/87	Jul-06
TAMPA, FL	20,561	52,927	187,534	240,461	96,397	69,553	267,305	336,858	142,713
Seabrook	—	1,846	4,155	6,001	7,161	2,611	10,551	13,162	7,618	2004	Feb-96
The Canopy Apartment Villas	—	2,895	6,456	9,351	21,736	5,288	25,799	31,087	19,013	2008	Mar-93
Altamira Place	15,640	1,533	11,076	12,609	18,659	3,190	28,078	31,268	20,860	2007	Apr-94
Regatta Shore	—	757	6,608	7,365	13,909	1,894	19,380	21,274	13,816	2007	Jun-94
Alafaya Woods	20,049	1,653	9,042	10,695	7,612	2,394	15,913	18,307	10,523	2006	Oct-94
Los Altos	24,352	2,804	12,349	15,153	7,768	3,770	19,151	22,921	11,655	2004	Oct-96
Lotus Landing	—	2,185	8,639	10,824	7,802	2,717	15,909	18,626	8,892	2006	Jul-97
Seville On The Green	—	1,282	6,498	7,780	6,049	1,668	12,161	13,829	7,084	2004	Oct-97
Ashton @ Waterford	25,958	3,872	17,538	21,410	1,823	4,041	19,192	23,233	10,786	2000	May-98
Arbors at Lee Vista DCO	—	6,692	12,860	19,552	10,812	6,972	23,392	30,364	14,357	2007	Aug-06
The Place on Millenia Blvd	—	12,172	37,143	49,315	1,545	12,201	38,659	50,860	10,965	2007	Jan-08
ORLANDO, FL	85,999	37,691	132,364	170,055	104,876	46,746	228,185	274,931	135,569
Legacy Hill	—	1,148	5,867	7,015	7,841	1,692	13,164	14,856	9,357	1977	Nov-95
Hickory Run	—	1,469	11,584	13,053	8,458	1,989	19,522	21,511	11,013	1989	Dec-95
Carrington Hills	—	2,117	—	2,117	32,205	4,278	30,044	34,322	16,264	1999	Dec-95
Brookridge	—	708	5,461	6,169	3,844	1,007	9,006	10,013	5,588	1986	Mar-96
Breckenridge	—	766	7,714	8,480	3,688	1,157	11,011	12,168	6,299	1986	Mar-97
Colonnade	—	1,460	16,015	17,475	3,703	1,810	19,368	21,178	9,157	1998	Jan-99
The Preserve at Brentwood	24,591	3,181	24,674	27,855	4,895	3,354	29,396	32,750	14,627	1998	Jun-04
Polo Park	—	4,583	16,293	20,876	15,090	5,491	30,475	35,966	14,135	2008	May-06
NASHVILLE, TN	24,591	15,432	87,608	103,040	79,724	20,778	161,986	182,764	86,440
Greentree	—	1,634	11,227	12,861	12,531	2,761	22,631	25,392	14,972	2007	Jul-94
Westland	—	1,835	14,865	16,700	10,964	3,298	24,366	27,664	16,067	1990	May-96
Antlers	—	4,034	11,193	15,227	12,629	5,224	22,632	27,856	14,941	1985	May-96
St Johns Plantation	—	4,288	33,102	37,390	5,302	4,542	38,150	42,692	16,538	2006	Jun-05
The Kensley	—	3,179	30,711	33,890	1,719	3,193	32,416	35,609	9,143	2004	Jul-07
JACKSONVILLE, FL	—	14,970	101,098	116,068	43,145	19,018	140,195	159,213	71,661
The Reserve and Park at Riverbridge	40,133	15,968	56,401	72,369	5,130	16,282	61,217	77,499	26,261	1999/2001	Dec-04
The Groves	—	790	4,767	5,557	5,248	1,624	9,181	10,805	6,534	1989	Dec-95
Mallards of Brandywine	—	766	5,407	6,173	3,016	1,106	8,083	9,189	4,876	1985	Jul-97
PIERPOINT Port Orange	—	3,373	7,096	10,469	5,678	3,808	12,339	16,147	11,060	2007	Dec-05
OTHER FLORIDA	40,133	20,897	73,671	94,568	19,072	22,820	90,820	113,640	48,731

TOTAL SOUTHEASTERN REGION	171,284	141,917	582,275	724,192	343,214	178,915	888,491	1,067,406	485,114

SOUTHWESTERN REGION
THIRTY377	31,816	24,036	32,951	56,987	6,117	24,229	38,875	63,104	13,838	2007	Aug-06
Legacy Village	59,300	16,882	100,102	116,984	4,071	17,029	104,026	121,055	24,322	2005/06/07	Mar-08
Garden Oaks	—	2,132	5,367	7,499	1,093	6,878	1,714	8,592	1,052	1979	Mar-07
Glenwood	—	7,903	554	8,457	1,095	8,112	1,440	9,552	714	1970	May-07
Talisker of Addison	7,157	10,440	634	11,074	1,506	10,830	1,750	12,580	894	1975	May-07
Springhaven	—	6,688	3,354	10,042	745	8,256	2,531	10,787	1,571	1977	Apr-07
Clipper Pointe	—	13,221	2,507	15,728	1,664	14,860	2,532	17,392	1,547	1978	May-07
Highlands of Preston	—	2,151	8,168	10,319	29,559	5,886	33,992	39,878	16,633	2008	Mar-98
The Belmont	—	11,720	—	11,720	54,825	21,016	45,529	66,545	8,799	2010	Apr-10
Savoye	—	7,374	3,367	10,741	55,553	14,660	51,634	66,294	6,980	2010	Aug-10
DALLAS, TX	98,273	102,547	157,004	259,551	156,228	131,756	284,023	415,779	76,350
Finisterra	—	1,274	26,392	27,666	4,351	1,735	30,282	32,017	13,999	1997	Mar-98
Sierra Foothills	20,978	2,728	—	2,728	21,204	5,102	18,830	23,932	12,968	1998	Feb-98
Sierra Canyon	10,717	1,810	12,964	14,774	2,197	2,071	14,900	16,971	9,381	2001	Dec-01
Waterford at Peoria	—	2,225	21,593	23,818	1,635	2,980	22,473	25,453	4,623	2008	Aug-08
Lumiere	—	5,092	11,998	17,090	6,971	4,726	19,335	24,061	12,775	1996	May-06
Residences at Stadium Village	—	7,930	—	7,930	41,418	15,170	34,178	49,348	6,490	2009	May-09
PHOENIX, AZ	31,695	21,059	72,947	94,006	77,776	31,784	139,998	171,782	60,236
Barton Creek Landing	—	3,151	14,269	17,420	20,208	4,414	33,214	37,628	12,086	1986	Mar-02
Residences at the Domain	25,079	4,034	55,256	59,290	1,226	4,086	56,430	60,516	11,488	2007	Aug-08
AUSTIN, TX	25,079	7,185	69,525	76,710	21,434	8,500	89,644	98,144	23,574

TOTAL SOUTHWESTERN REGION	155,047	130,791	299,476	430,267	255,438	172,040	513,665	685,705	160,160

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED — (Continued)
FOR THE YEAR ENDED DECEMBER 31, 2011
(In thousands)

					Cost of	Gross Amount at Which
		Initial Costs		Total	Improvements	Carried at Close of Period
		Land and	Buildings	Initial	Capitalized	Land and	Buildings &	Total
		Land	and	Acquisition	Subsequent	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	to Acquisition Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired

REAL ESTATE UNDER DEVELOPMENT
Los Alisos (formerly Mission Viejo)	—	17,298	—	17,298	9,496	16,385	10,409	26,794	—
Mission Bay	—	23,625	—	23,625	14,054	23,653	14,026	37,679	—
Belmont Townhomes	—	288	—	288	1,659	854	1,093	1,947	—
2400 14th Street	—	31,747	—	31,747	33,152	31,393	33,506	64,899	—
Village at Bella Terra	—	25,000	—	25,000	7,202	25,000	7,202	32,202	—
Savoye2 (Phase II of Vitruvian Park)	25,076	6,510	3,774	10,284	56,423	11,108	55,599	66,707	570
Phase III of Vitruvian Park	—	7,659	3,601	11,260	7,258	7,659	10,859	18,518	—

TOTAL REAL ESTATE UNDER DEVELOPMENT	25,076	112,127	7,375	119,502	129,244	116,052	132,694	248,746	570

LAND
Waterside	—	11,862	93	11,955	129	11,862	222	12,084	201
Presidio	—	1,524	—	1,524	921	1,300	1,145	2,445	—
Parkers Landing II TRS	—	1,710	—	1,710	762	1,511	961	2,472	(1,852)
3033 Wilshire	—	11,055	—	11,055	4,990	11,049	4,996	16,045	—
DCO Beach Walk LLC	—	12,878	—	12,878	194	12,878	194	13,072	—
7 Harcourt	—	884	—	884	3,767	884	3,767	4,651	7
Vitruvian	—	8,005	16,006	24,011	46,326	38,380	31,957	70,337	—
Spring Valley Road	—	2,875	—	2,875	1,843	2,875	1,843	4,718	1

TOTAL LAND	—	50,793	16,099	66,892	58,932	80,739	45,085	125,824	(1,643)

TOTAL REAL ESTATE UNDER DEVELOPMENT	25,076	162,920	23,474	186,394	188,176	196,791	177,779	374,570	(1,073)

COMMERCIAL HELD FOR DEVELOPMENT
Hanover Village	—	1,624	—	1,624	—	1,104	520	1,624	533
The Calvert — commercial side	—	34	1,598	1,632	1,174	1,172	1,634	2,806	771
Circle Towers Office Bldg	—	1,407	4,498	5,905	1,275	1,380	5,800	7,180	1,023
Brookhaven Shopping Center	—	4,138	7,093	11,231	11,393	7,733	14,891	22,624	2,523
Bellevue Plaza retail	22,271	24,377	7,517	31,894	96	29,920	2,070	31,990	230

Grandview DCO	—	7,266	9,702	16,968	2,105	10,750	8,323	19,073	6,523

TOTAL COMMERCIAL	22,271	38,846	30,408	69,254	16,043	52,059	33,238	85,297	11,603

Other(b)	—	—	—	—	3,372	5	3,367	3,372	3

TOTAL CORPORATE	—	—	—	—	3,372	5	3,367	3,372	3

TOTAL COMMERCIAL & CORPORATE	22,271	38,846	30,408	69,254	19,415	52,064	36,605	88,669	11,606

Total Real Estate Owned	$1,891,553	$1,772,924	$4,602,749	$6,375,673	$1,698,798	$2,035,300	$6,039,171	$8,074,471	$1,831,727

(a)	Date of construction or date of last major renovation.

(b)	Includes unallocated accruals and capital expenditures.

The aggregate cost for federal income tax purposes was approximately $7.3 billion at December 31, 2011.

The depreciable life for all buildings is 35 years.

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED — (Continued)
FOR THE YEAR ENDED DECEMBER 31, 2011
(In thousands)
3-YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION
The following is a reconciliation of the carrying amount of total real estate owned at December 31, (in thousands):

	2011	2010	2009
Balance at beginning of the year	$6,881,347	$6,315,047	$5,831,753
Real estate acquired	1,590,514	425,825	28,220
Capital expenditures and development	189,711	167,986	273,552
Real estate sold	(587,101)	(20,328)	—
Retirement of fully depreciated assets	—	(7,183)	(4,407)
Real estate acquired through JV consolidation	—	—	185,929

Balance at end of the year	$8,074,471	$6,881,347	$6,315,047

The following is a reconciliation of total accumulated depreciation for real estate owned at December 31:

	2011	2010	2009
Balance at beginning of the year	$1,638,326	$1,351,293	$1,078,689
Depreciation expense for the year	341,925	297,889	277,011
Accumulated depreciation on sales	(148,524)	(3,673)	—
Accumulated depreciation on retirements	—	(7,183)	(4,407)

Balance at end of year	$1,831,727	$1,638,326	$1,351,293

UNITED DOMINION REALTY, L.P.
SCHEDULE III — REAL ESTATE OWNED
FOR THE YEAR ENDED DECEMBER 31, 2011
(In thousands)

					Cost of
					Improvements	Gross Amount at Which
		Initial Costs		Total	Capitalized	Carried at Close of Period
		Land and	Buildings	Initial	Subsequent	Land and	Buildings	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction (a)	Acquired
WESTERN REGION
Harbor at Mesa Verde	$47,091	$20,477	$28,538	$49,015	$11,271	$20,774	$39,512	$60,286	$20,518	2003	Jun-03
Pine Brook Village	18,270	2,582	25,504	28,086	4,638	3,886	28,838	32,724	14,045	1979	Jun-03
Pacific Shores	19,145	7,345	22,624	29,969	7,777	7,596	30,150	37,746	15,105	2003	Jun-03
Huntington Vista	31,274	8,055	22,486	30,541	6,102	8,243	28,400	36,643	14,479	1970	Jun-03
Missions at Back Bay	11,326	229	14,129	14,358	1,871	10,739	5,490	16,229	2,972	1969	Dec-03
Coronado at Newport — North	48,448	62,516	46,082	108,598	19,536	66,591	61,543	128,134	29,146	2000	Oct-04
Huntington Villas	55,752	61,535	18,017	79,552	5,014	61,855	22,711	84,566	10,965	1972	Sep-04
Villa Venetia	—	70,825	24,179	95,004	5,424	70,984	29,444	100,428	13,401	1972	Oct-04
Vista Del Rey	12,659	10,670	7,080	17,750	1,670	10,783	8,637	19,420	4,112	1969	Sep-04
Coronado South	92,188	58,785	50,067	108,852	12,351	59,058	62,145	121,203	28,473	2000	Mar-05
Pine Brook Village II	—	25,922	60,961	86,883	1,353	25,997	62,239	88,236	13,190	1975	May-08
ORANGE COUNTY, CA	336,153	328,941	319,667	648,608	77,007	346,506	379,109	725,615	166,406
2000 Post Street	—	9,861	44,578	54,439	6,848	10,178	51,109	61,287	19,648	1987	Dec-98
Birch Creek	—	4,365	16,696	21,061	5,320	5,022	21,359	26,381	10,517	1968	Dec-98
Highlands Of Marin	—	5,996	24,868	30,864	25,554	7,011	49,407	56,418	17,294	1991	Dec-98
Marina Playa	—	6,224	23,916	30,140	7,660	6,764	31,036	37,800	14,791	1971	Dec-98
River Terrace	33,130	22,161	40,137	62,298	2,221	22,265	42,254	64,519	15,981	2005	Aug-05
CitySouth	—	14,031	30,537	44,568	30,689	15,672	59,585	75,257	13,826	1972	Nov-05
Bay Terrace	—	8,545	14,458	23,003	2,543	8,549	16,997	25,546	5,827	1962	Oct-05
Highlands of Marin Phase II	—	5,353	18,559	23,912	10,976	5,730	29,158	34,888	6,801	1968	Oct-07
Edgewater	45,106	30,657	83,872	114,529	1,760	30,668	85,621	116,289	18,845	2007	Mar-08
Almaden Lake Village	27,000	594	42,515	43,109	2,459	655	44,913	45,568	9,339	1999	Jul-08
SAN FRANCISCO, CA	105,236	107,787	340,136	447,923	96,030	112,514	431,439	543,953	132,869
Rosebeach	—	8,414	17,449	25,863	1,889	8,462	19,290	27,752	8,526	1970	Sep-04
Ocean Villas	8,663	5,135	12,789	17,924	1,351	5,205	14,070	19,275	5,895	1965	Oct-04
Tierra Del Rey	—	39,586	36,679	76,265	1,811	39,592	38,484	78,076	9,369	1999	Dec-07
LOS ANGELES, CA	8,663	53,135	66,917	120,052	5,051	53,259	71,844	125,103	23,790
Crowne Pointe	7,328	2,486	6,437	8,923	4,252	2,773	10,402	13,175	5,536	1987	Dec-98
Hilltop	6,774	2,174	7,408	9,582	3,164	2,641	10,105	12,746	5,052	1985	Dec-98
The Kennedy	17,942	6,179	22,307	28,486	1,098	6,212	23,372	29,584	8,430	2005	Nov-05
Hearthstone at Merrill Creek	—	6,848	30,922	37,770	1,706	6,860	32,616	39,476	7,132	2000	May-08
Island Square	—	21,284	89,389	110,673	2,443	21,354	91,762	113,116	18,374	2007	Jul-08
SEATTLE, WA	32,044	38,971	156,463	195,434	12,663	39,840	168,257	208,097	44,524
Presidio at Rancho Del Oro	—	9,164	22,694	31,858	5,073	9,600	27,331	36,931	13,176	1987	Jun-04
Villas at Carlsbad	—	6,517	10,718	17,235	1,514	6,639	12,110	18,749	5,079	1966	Oct-04
SAN DIEGO, CA	—	15,681	33,412	49,093	6,587	16,239	39,441	55,680	18,255
Boronda Manor	—	1,946	8,982	10,928	8,396	3,112	16,212	19,324	6,662	1979	Dec-98
Garden Court	—	888	4,188	5,076	4,385	1,455	8,006	9,461	3,393	1973	Dec-98
Cambridge Court	—	3,039	12,883	15,922	13,073	5,160	23,835	28,995	10,269	1974	Dec-98
Laurel Tree	—	1,304	5,115	6,419	5,335	2,075	9,679	11,754	4,115	1977	Dec-98
The Pointe At Harden Ranch	—	6,388	23,854	30,242	23,263	9,731	43,774	53,505	18,246	1986	Dec-98
The Pointe At Northridge	—	2,044	8,028	10,072	9,098	3,204	15,966	19,170	6,985	1979	Dec-98
The Pointe At Westlake	—	1,329	5,334	6,663	5,159	2,109	9,713	11,822	3,984	1975	Dec-98
MONTEREY PENINSULA, CA	—	16,938	68,384	85,322	68,709	26,846	127,185	154,031	53,654
Verano at Rancho Cucamonga Town Square	54,308	13,557	3,645	17,202	52,382	22,918	46,666	69,584	21,842	2006	Oct-02
INLAND EMPIRE, CA	54,308	13,557	3,645	17,202	52,382	22,918	46,666	69,584	21,842
Foothills Tennis Village	—	3,618	14,542	18,160	5,824	3,987	19,997	23,984	10,432	1988	Dec-98
Woodlake Village	—	6,772	26,967	33,739	11,335	7,832	37,242	45,074	20,299	1979	Dec-98
SACRAMENTO, CA	—	10,390	41,509	51,899	17,159	11,819	57,239	69,058	30,731
Tualatin Heights	8,976	3,273	9,134	12,407	5,655	3,707	14,355	18,062	7,736	1989	Dec-98
Andover Park	15,938	2,916	16,995	19,911	6,676	3,105	23,482	26,587	11,570	1989	Sep-04
Hunt Club	17,020	6,014	14,870	20,884	4,850	6,295	19,439	25,734	9,810	1985	Sep-04
PORTLAND, OR	41,934	12,203	40,999	53,202	17,181	13,107	57,276	70,383	29,116

TOTAL WESTERN REGION	578,338	597,603	1,071,132	1,668,735	352,769	643,048	1,378,456	2,021,504	521,187

MID-ATLANTIC REGION
The Whitmore	—	6,418	13,411	19,829	19,602	7,424	32,007	39,431	16,461	2008	Apr-02
Ridgewood	—	5,612	20,086	25,698	7,214	5,836	27,076	32,912	16,168	1988	Aug-02
The Calvert	—	263	11,189	11,452	20,825	8,275	24,002	32,277	9,209	1962	Nov-03
Wellington Place at Olde Town	28,681	13,753	36,059	49,812	16,314	14,541	51,585	66,126	22,649	2008	Sep-05
Andover House	—	14,357	51,577	65,934	2,449	14,360	54,023	68,383	15,087	2004	Mar-07
Sullivan Place	—	1,137	103,676	104,813	3,015	1,181	106,647	107,828	25,509	2007	Dec-07
Circle Towers	69,771	33,011	107,051	140,062	5,927	32,876	113,113	145,989	23,714	1972	Mar-08
Delancey at Shirlington	—	21,606	66,765	88,371	966	21,616	67,721	89,337	14,696	2006/07	Mar-08
METROPOLITAN DC	98,452	96,157	409,814	505,971	76,312	106,109	476,174	582,283	143,493
Lakeside Mill	15,242	2,666	10,109	12,775	3,707	2,849	13,633	16,482	9,166	1989	Dec-99
Tamar Meadow	17,602	4,145	17,150	21,295	4,381	4,502	21,174	25,676	12,142	1990	Nov-02
Calvert’s Walk	18,043	4,408	24,692	29,100	5,833	4,567	30,366	34,933	14,602	1988	Mar-04
Liriope Apartments	—	1,620	6,791	8,411	896	1,629	7,678	9,307	3,752	1997	Mar-04
20 Lambourne	32,795	11,750	45,590	57,340	3,471	11,837	48,974	60,811	11,613	2003	Mar-08
BALTIMORE, MD	83,682	24,589	104,332	128,921	18,288	25,384	121,825	147,209	51,275
Inwood West	60,702	20,778	88,096	108,874	893	20,779	88,988	109,767	3,812	2006	Apr-11
14 North	—	10,961	51,175	62,136	1,088	10,961	52,263	63,224	2,335	2005	Apr-11
BOSTON, MA	60,702	31,739	139,271	171,010	1,981	31,740	141,251	172,991	6,147
10 Hanover Square	205,526	41,432	218,983	260,415	2,085	41,432	221,068	262,500	8,945	2005	Apr-11
95 Wall Street	—	57,637	266,255	323,892	137	57,641	266,388	324,029	5,738	2008	Aug-11
NEW YORK, NY	205,526	99,069	485,238	584,307	2,222	99,073	487,456	586,529	14,683

TOTAL MID-ATLANTIC REGION	448,362	251,554	1,138,655	1,390,209	98,803	262,306	1,226,706	1,489,012	215,598

UNITED DOMINION REALTY, L.P.
SCHEDULE III — REAL ESTATE OWNED — (Continued)
FOR THE YEAR ENDED DECEMBER 31, 2011
(In thousands)

					Cost of
					Improvements	Gross Amount at Which
		Initial Costs		Total	Capitalized	Carried at Close of Period
		Land and	Buildings	Initial	Subsequent	Land and	Buildings	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction (a)	Acquired

SOUTHEASTERN REGION
Sugar Mill Creek	—	2,242	7,553	9,795	5,616	2,648	12,763	15,411	7,243	1988	Dec-98
Inlet Bay	—	7,702	23,150	30,852	11,958	8,857	33,953	42,810	19,948	1988/89	Jun-03
MacAlpine Place	—	10,869	36,858	47,727	5,070	11,091	41,706	52,797	18,542	2001	Dec-04
TAMPA, FL	—	20,813	67,561	88,374	22,644	22,596	88,422	111,018	45,733
Legacy Hill	—	1,148	5,867	7,015	7,841	1,692	13,164	14,856	9,357	1977	Nov-95
Hickory Run	—	1,469	11,584	13,053	8,458	1,989	19,522	21,511	11,013	1989	Dec-95
Carrington Hills	—	2,117	—	2,117	32,205	4,278	30,044	34,322	16,264	1999	Dec-95
Brookridge	—	708	5,461	6,169	3,844	1,007	9,006	10,013	5,588	1986	Mar-96
Breckenridge	—	766	7,714	8,480	3,688	1,157	11,011	12,168	6,299	1986	Mar-97
Polo Park	—	4,583	16,293	20,876	15,090	5,491	30,475	35,966	14,135	2008	May-06
NASHVILLE, TN	—	10,791	46,919	57,710	71,126	15,614	113,222	128,836	62,656
St Johns Plantation	—	4,288	33,102	37,390	5,302	4,542	38,150	42,692	16,538	2006	Jun-05
JACKSONVILLE, FL	—	4,288	33,102	37,390	5,302	4,542	38,150	42,692	16,538
The Reserve and Park at Riverbridge	40,133	15,968	56,401	72,369	5,130	16,282	61,217	77,499	26,261	1999/2001	Dec-04
OTHER FLORIDA	40,133	15,968	56,401	72,369	5,130	16,282	61,217	77,499	26,261

TOTAL SOUTHEASTERN REGION	40,133	51,860	203,983	255,843	104,202	59,034	301,011	360,045	151,188

SOUTHWESTERN REGION
THIRTY377	31,816	24,036	32,951	56,987	6,117	24,229	38,875	63,104	13,838	2007	Aug-06
Legacy Village	59,300	16,882	100,102	116,984	4,071	17,029	104,026	121,055	24,322	2005/06/07	Mar-08
DALLAS, TX	91,116	40,918	133,053	173,971	10,188	41,258	142,901	184,159	38,160
Finisterra	—	1,274	26,392	27,666	4,351	1,735	30,282	32,017	13,999	1997	Mar-98
Sierra Foothills	20,978	2,728	—	2,728	21,204	5,102	18,830	23,932	12,968	1998	Feb-98
Sierra Canyon	10,717	1,810	12,964	14,774	2,197	2,071	14,900	16,971	9,381	2001	Dec-01
PHOENIX, AZ	31,695	5,812	39,356	45,168	27,752	8,908	64,012	72,920	36,348
Barton Creek Landing	—	3,151	14,269	17,420	20,208	4,414	33,214	37,628	12,086	1986	Mar-02
AUSTIN, TX	—	3,151	14,269	17,420	20,208	4,414	33,214	37,628	12,086

TOTAL SOUTHWESTERN REGION	122,811	49,881	186,678	236,559	58,148	54,580	240,127	294,707	86,594

REAL ESTATE UNDER DEVELOPMENT
UDR Pacific Los Alisos, LP	—	17,298	—	17,298	9,496	16,385	10,409	26,794	—

TOTAL REAL ESTATE UNDER DEVELOPMENT	—	17,298	—	17,298	9,496	16,385	10,409	26,794	—

LAND
Presidio	—	1,524	—	1,524	921	1,300	1,145	2,445	—

TOTAL LAND	—	1,524	—	1,524	921	1,300	1,145	2,445	—

TOTAL REAL ESTATE UNDER DEVELOPMENT	—	18,822	—	18,822	10,417	17,685	11,554	29,239	—

TOTAL COMMERCIAL	—	1,441	6,096	7,537	2,449	2,552	7,434	9,986	1,791

Other (b)	—	—	—	—	804	6	799	805	—

TOTAL CORPORATE	—	—	—	—	804	6	799	805	—

TOTAL COMMERCIAL & CORPORATE	—	1,441	6,096	7,537	3,253	2,558	8,233	10,791	1,791

Total Real Estate Owned	$1,189,644	$971,161	$2,606,544	$3,577,705	$627,592	$1,039,211	$3,166,087	$4,205,298	$976,358

(a)	Date of construction or date of last major renovation.

(b)	Includes unallocated accruals and capital expenditures.

The aggregate cost for federal income tax purposes was approximately $2.3 billion at December 31, 2011.

The depreciable life for all buildings is 35 years.

UNITED DOMINION REALTY, L.P.
SCHEDULE III — REAL ESTATE OWNED — (Continued)
FOR THE YEAR ENDED DECEMBER 31, 2011
3-YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION
The following is a reconciliation of the carrying amount of total real estate owned at December 31, (in thousands):

	2011	2010	2009

Balance at beginning of the year	$3,706,184	$3,640,888	$3,569,239
Real estate acquired	758,707	—	—
Capital expenditures and development	63,191	65,296	71,649
Real estate sold	(322,784)	—	—

Balance at end of year	$4,205,298	$3,706,184	$3,640,888

The following is a reconciliation of total accumulated depreciation for real estate owned at December 31:

	2011	2010	2009

Balance at beginning of the year	$884,083	$717,892	$552,369
Depreciation expense for the year	181,085	166,191	165,757
Accumulated depreciation on asset retirements	—	—	(234)
Accumulated depreciation on sales	(88,810)	—	—

Balance at end of year	$976,358	$884,083	$717,892

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
Exhibit 2.2 to UDR, Inc.’s Current Report on Form 8-K/A dated March 3, 2008 and filed with the Commission on May 2, 2008.

3.01	Articles of Restatement of UDR, Inc.	Exhibit 3.09 to UDR, Inc.’s Current Report on Form 8-K dated July 27, 2005 and filed with the Commission on August 1, 2005.

3.02	Articles of Amendment to the Articles of Restatement of UDR, Inc. dated and filed with the State Department of Assessments and Taxation of the State of Maryland on March 14, 2007.	Exhibit 3.2 to UDR, Inc.’s Current Report on Form 8-K dated March 14, 2007 and filed with the Commission on March 15, 2007.

Exhibit	Description	Location

3.03	Articles of Amendment to the Articles of Restatement of UDR, Inc. dated and filed with the State Department of Assessments and Taxation of the State of Maryland on August 30, 2011.	Exhibit 3.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 1, 2011.

3.04
Articles Supplementary relating to UDR, Inc.’s 6.75% Series G Cumulative Redeemable Preferred Stock dated and filed with the State Department of Assessments and Taxation of the State of Maryland on May 30, 2007.
Exhibit 3.4 to UDR, Inc.’s Form 8-A Registration Statement dated and filed with the Commission on May 30, 2007.

3.05	Amended and Restated Bylaws of UDR, Inc. (as amended through May 12, 2011).	Exhibit 3.1 to UDR, Inc.’s Current Report on Form 8-K dated May 12, 2011 and filed with the Commission on May 13, 2011.

3.06	Certificate of Limited Partnership of United Dominion Realty, L.P. dated as of February 19, 2004.	Exhibit 3.4 to United Dominion Realty, L.P.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 dated and filed with the Commission on October 15, 2010.

3.07	Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004.	Exhibit 10.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.

3.08	First Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of June 24, 2005.	Exhibit 10.06 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

3.09	Second Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2006.	Exhibit 10.6 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

3.10	Third Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 2, 2007.	Exhibit 99.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

3.11	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 27, 2007.	Exhibit 10.25 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

3.12	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of March 7, 2008.	Exhibit 10.53 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.

3.13	Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 9, 2008.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 9, 2008 and filed with the Commission on December 10, 2008.

Exhibit	Description	Location

3.14	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of March 13, 2009.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated March 18, 2009 and filed with the Commission on March 19, 2009

3.15	Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of November 17, 2010.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on November 18, 2010.

4.01	Form of UDR, Inc. Common Stock Certificate.	Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K dated March 14, 2007 and filed with the Commission on March 15, 2007.

4.02	Senior Indenture dated as of November 1, 1995, by and between UDR, Inc. and First Union National Bank of Virginia, N.A., as trustee.	Exhibit 4(ii)(h)(1) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

4.03	Supplemental Indenture dated as of June 11, 2003, by and between UDR, Inc. and Wachovia Bank, National Association, as trustee.	Exhibit 4.03 to UDR, Inc.’s Current Report on Form 8-K dated June 17, 2004 and filed with the Commission on June 18, 2004.

4.04	Subordinated Indenture dated as of August 1, 1994 by and between UDR, Inc. and Crestar Bank, as trustee.	Exhibit 4(i)(m) to UDR, Inc.’s Form S-3 Registration Statement (Registration No. 33-64725) filed with the Commission on November 15, 1995.

4.05
Indenture dated as of October 12, 2006, by and between UDR, Inc. and U.S. Bank National Association, as trustee, relating to UDR, Inc.’s 3.625% Convertible Senior Notes due 2011, including the form of note.
Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated October 5, 2006 and filed with the Commission on October 12, 2006.

4.06	Form UDR, Inc. of Senior Debt Security.	Exhibit 4(i)(n) to UDR, Inc.’s Form S-3 Registration Statement (Registration No. 33-64725) filed with the Commission on November 15, 1995.

4.07	Form of UDR, Inc. Subordinated Debt Security.	Exhibit 4(i)(p) to UDR, Inc.’s Form S-3 Registration Statement (Registration No. 33-55159) filed with the Commission on August 19, 1994.

4.08	Form of UDR, Inc. Fixed Rate Medium-Term Note, Series A.	Exhibit 4.01 to UDR, Inc.’s Current Report on Form 8-K dated March 20, 2007 and filed with the Commission on March 22, 2007.

4.09	Form of UDR, Inc. Floating Rate Medium-Term Note, Series A.	Exhibit 4.02 to UDR, Inc.’s Current Report on Form 8-K dated March 20, 2007 and filed with the Commission on March 22, 2007.

4.10	UDR, Inc. 6.50% Note due 2009, issued June 19, 2002.	Exhibit 4 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

Exhibit	Description	Location

4.11	UDR, Inc. 5.13% Medium-Term Notes due January 2014, issued October 3, 2003, January 15, 2004 and March 18, 2004	Exhibit 4.2 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and Exhibits 4.1 and 4.2 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4.12	UDR, Inc. 3.90% Medium-Term Note due March 2010, issued March 18, 2004.	Exhibit 4.3 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4.13	UDR, Inc. 5.00% Medium-Term Note due January 2012, issued October 7, 2004.	Exhibit 4.19 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.14	UDR, Inc. 5.25% Medium-Term Note due January 2015, issued November 1, 2004.	Exhibit 4.21 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.15	UDR, Inc. 5.25% Medium-Term Note due January 2015, issued February 14, 2005.	Exhibit 4.22 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.16	UDR, Inc. 5.25% Medium-Term Note due January 2015, issued March 8, 2005.	Exhibit 4.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.17	UDR, Inc. 5.25% Medium-Term Note due January 2015, issued May 3, 2005.	Exhibit 4.3 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

4.18	UDR, Inc. 5.25% Medium-Term Note due January 2016, issued September 7, 2005.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.19	UDR, Inc. 6.05% Medium-Term Note due June 2013, issued June 7, 2006.	Exhibit 4.3 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

4.20	UDR, Inc. 5.50% Medium-Term Note, Series A due April 2014, issued March 27, 2007.	Exhibit 4.5 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

4.21	Form of UDR, Inc. Certificate for Shares of 6.75% Series G Cumulative Redeemable Preferred Stock.	Exhibit 4.1 to UDR, Inc.’s Form 8-A Registration Statement dated and filed with the Commission on May 30, 2007.

4.22
Articles Supplementary relating to UDR, Inc.’s 6.75% Series G Cumulative Redeemable Preferred Stock dated and filed with the State Department of Assessments and Taxation of the State of Maryland on May 30, 2007.
Exhibit 3.4 to UDR, Inc.’s Form 8-A Registration Statement dated and filed with the Commission on May 30, 2007.

4.23	Registration Rights Agreement dated as of October 12, 2006, by and between UDR, Inc. and the Initial Purchasers of UDR, Inc.’s 3.625% Convertible Senior Notes due 2011.	Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K dated October 5, 2006 and filed with the Commission on October 12, 2006.

4.24	Indenture dated as of April 1, 1994, by and between UDR, Inc. and Nationsbank of Virginia, N.A., as trustee.	Exhibit 4(ii)(f)(1) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

Exhibit	Description	Location

4.25	Supplemental Indenture dated as of August 20, 2009, by and between UDR, Inc. and U.S. Bank National Association, as trustee, to UDR, Inc.’s Indenture dated as of April 1, 1994.	Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K dated August 20, 2009 and filed with the Commission on August 21, 2009.

4.26	Guaranty of United Dominion Realty, L.P. with respect to UDR, Inc.’s Indenture dated as of November 1, 1995.	Exhibit 99.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 30, 2010.

4.27	Guaranty of United Dominion Realty, L.P. with respect to UDR, Inc.’s Indenture dated as of October 12, 2006.	Exhibit 99.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 30, 2010.

4.28
First Supplemental Indenture among UDR, Inc., United Dominion Realty, L.P. and U.S. Bank National Association, as Trustee, dated as of May 3, 2011, relating to UDR, Inc.’s Medium-Term Notes, Series A, due Nine Months or More from Date of Issue.
Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K filed with the Commission on May 4, 2011.

10.01*	UDR, Inc. 1985 Stock Option Plan, as amended.	Exhibit 10(iv) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.02*	UDR, Inc. 1991 Stock Purchase and Loan Plan.	Exhibit 10(viii) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

10.03*	UDR, Inc. 1999 Long-Term Incentive Plan (as amended and restated May 13, 2009).	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on May 13, 2009.

10.04*	Form of UDR, Inc. Restricted Stock Award Agreement under the 1999 Long-Term Incentive Plan.	Exhibit 99.6 to UDR, Inc.’s Current Report on Form 8-K dated December 31, 2004 and filed with the Commission on January 11, 2005.

10.05	Description of UDR, Inc. Shareholder Value Plan.	Exhibit 10(x) to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.06*	Description of UDR, Inc. Executive Deferral Plan.	Exhibit 10(xi) to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.07*	Description of the UDR, Inc. New Out-Performance Program.	Exhibit 10.01 to UDR, Inc.’s Current Report on Form 8-K dated May 3, 2005 and filed with the Commission on May 9, 2005.

10.08*	Description of the UDR, Inc. Series E Out-Performance Program.	UDR, Inc.’s Definitive Proxy Statement dated March 26, 2007 and filed with the Commission on March 23, 2007.

10.09*	Description of the UDR, Inc. 2010-2012 Long-Term Incentive Program for Senior Executive Officers.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated February 26, 2010 and filed with the Commission on March 4, 2010.

Exhibit	Description	Location

10.10	Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.3 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.11	First Amendment of Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.4 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.12	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.5 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.13	Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.2 to UDR, Inc.’s Current Report on Form 8-K dated December 9, 2008 and filed with the Commission on December 10, 2008.

10.14	Credit Agreement dated as of August 14, 2001, by and between UDR, Inc. and certain subsidiaries and ARCS Commercial Mortgage Co., L.P., as Lender, as amended through October 5, 2006.	Exhibit 10.15 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.15	Credit Agreement dated as of December 12, 2001, by and between UDR, Inc. and certain subsidiaries and ARCS Commercial Mortgage Co., L.P., as Lender, as amended through September 29, 2006.	Exhibit 10.16 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006.

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
Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated May 25, 2005 and filed with the Commission on May 27, 2005.

Exhibit	Description	Location

10.17*	Employment Agreement dated as of December 8, 1998, by and between UDR, Inc. and Richard A. Giannotti, as amended.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on December 23, 2008.

10.18*	Agreement dated as of November 7, 2005, by and between UDR, Inc. and Thomas W. Toomey, regarding corporate aircraft.	Exhibit 10.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.19*	Form of UDR, Inc. Indemnification Agreement.	Exhibit 10.3 to UDR, Inc.’s Current Report on Form 8-K dated May 2, 2006 and filed with the Commission on May 8, 2006.

10.20*	Form of UDR, Inc. Notice of Performance Contingent Restricted Stock Award.	Exhibit 10.2 to UDR, Inc.’s Current Report on Form 8-K dated May 2, 2006 and filed with the Commission on May 8, 2006.

10.21*	UDR, Inc. Notice of Performance Contingent Restricted Stock Award, including Restricted Stock Award Agreement for 2,350 Shares for Mark M. Culwell, Jr.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated June 21, 2006 and filed with the Commission on June 23, 2006.

10.22*	UDR, Inc. Restricted Stock Award Agreement for 7,418 Shares for Mark M. Culwell, Jr.	Exhibit 10.2 to UDR, Inc.’s Current Report on Form 8-K dated June 21, 2006 and filed with the Commission on June 23, 2006.

10.23*	UDR, Inc. Restricted Stock Award Agreement for 37,092 Shares for Mark M. Culwell, Jr.	Exhibit 10.3 to UDR, Inc.’s Current Report on Form 8-K dated June 21, 2006 and filed with the Commission on June 23, 2006.

10.24	Amended and Restated Master Credit Facility Agreement dated as of June 24, 2002 by and between UDR, Inc. and Green Park Financial Limited Partnership, as amended through February 14, 2007.	Exhibit 10.41 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.25	Limited Liability Company Agreement of UDR Texas Ventures LLC, a Delaware limited liability company, dated as of November 5, 2007.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated November 5, 2007 and filed with the Commission on November 9, 2007.

10.26*	Summary of UDR, Inc. 2010 Non-Employee Director Compensation Program.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated January 8, 2010 and filed with the Commission on January 12, 2010.

10.27*	Form of UDR, Inc. Restricted Stock Award Agreement for awards outside of the 1999 Long-Term Incentive Plan.	Exhibit 99.3 to UDR, Inc.’s Current Report on Form 8-K dated March 19, 2007 and filed with the Commission on March 19, 2007.

10.28*	Letter Agreement dated as of February 18, 2008, by and between UDR, Inc. and Warren L. Troupe.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated February 22, 2008 and filed with the Commission on February 27, 2008.

Exhibit	Description	Location

10.29*	Indemnification Agreement dated as of March 3, 2008, by and between UDR, Inc. and Warren L. Troupe.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated February 22, 2008 and filed with the Commission on February 27, 2008.

10.30*	UDR, Inc. Amended 2008 Independent Director Compensation Program.	Exhibit 10.2 to UDR, Inc.’s Current Report on Form 8-K dated May 30, 2008 and filed with the Commission on June 2, 2008.

10.31*	Summary of UDR, Inc. 2009 Non-Employee Director Compensation.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on January 7, 2009.

10.32	Subordination Agreement dated as of April 16, 1998, by and between UDR, Inc. and United Dominion Realty, L.P.	Exhibit 10(vi)(a) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10.33	Servicing and Purchase Agreement dated as of June 24, 1999, by and between UDR, Inc. and Crestar Bank including as an exhibit thereto the Note and Participation Agreement forms.	Exhibit 10(vii) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.34	Sales Agreement dated as of September 15, 2009, by and among UDR, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated.	Exhibit 1.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 15, 2009.

10.35*	Letter Agreement dated as of October 7, 2010, by and between UDR, Inc. and W. Mark Wallis.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on October 12, 2010.

10.36
Term Loan Agreement dated as of December 14, 2009, by and among UDR, Inc., Regions Capital Markets, PNC Capital Markets LLC, Regions Bank, PNC Bank, National Association, U.S. Bank National Association and the other signatories thereto.
Exhibit 99.1 to UDR, Inc.’s Current Report on Form 8-K dated December 14, 2009 and filed with the Commission on December 17, 2009.

10.37
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
Exhibit 1.1 to UDR, Inc.’s Current Report on Form 8-K filed with the SEC on May 4, 2011.

Exhibit	Description	Location

10.38
Underwriting Agreement among UDR, Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and Wells Fargo Securities, LLC, as Representatives of the several underwriters, dated July 13, 2011.
Exhibit 1.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on July 13, 2011.

10.39
ATM Equity OfferingSM Sales Agreement among UDR, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC, dated September 1, 2011.
Exhibit 1.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 1, 2011.

10.40
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
Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 1, 2011.

10.41
Credit Agreement dated as of October 25, 2011 by and among UDR, Inc., as Borrower, The Financial Institutions party Hereto and Their Assignees under Section 12.5, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Lead Bookrunners, JPMorgan Chase Bank, N.A., as Syndication Agent, and Bank of America, N.A., PNC Bank, National Association and US Bank National Association, as Documentation Agents.
Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on October 26, 2011.

10.42	Aircraft Time Sharing Agreement dated as of December 15, 2011, by and between UDR, Inc. and Thomas W. Toomey.	Filed herewith.

10.43	Aircraft Time Sharing Agreement dated as of December 15, 2011, by and between UDR, Inc. and Warren L. Troupe.	Filed herewith.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of UDR, Inc.	Filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges of United Dominion Realty, L.P.	Filed herewith.

21	Subsidiaries of UDR, Inc. and United Dominion Realty, L.P.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm for UDR, Inc.	Filed herewith.

Exhibit	Description	Location

23.2	Consent of Independent Registered Public Accounting Firm for United Dominion Realty, L.P.	Filed herewith.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.	Filed herewith.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.	Filed herewith.

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer of United Dominion Realty, L.P.	Filed herewith.

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer of United Dominion Realty, L.P.	Filed herewith.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.	Filed herewith.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.	Filed herewith.

32.3	Section 1350 Certification of the Chief Executive Officer of United Dominion Realty, L.P.	Filed herewith.

32.4	Section 1350 Certification of the Chief Financial Officer of United Dominion Realty, L.P.	Filed herewith.

101
XBRL (Extensible Business Reporting Language). The following materials from UDR, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2011, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of cash flows of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) notes to consolidated financial statements of UDR, Inc., (vi) consolidated balance sheets of United Dominion Realty, L.P., (vii) consolidated statements of operations of United Dominion Realty, L.P., (viii) consolidated statements of cash flows of United Dominion Realty, L.P., (ix) consolidated statements of changes in capital of United Dominion Realty, L.P., and (x) notes to consolidated financial statements of United Dominion Realty, L.P.
Filed herewith.