Form 10-Q
period 2012-03-31
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2012-05-02
CIK 74208, 1018254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

UDR, Inc.	Yes ☒ No ☐
United Dominion Realty, L.P.	Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

UDR, Inc.	Yes ☒ No ☐
United Dominion Realty, L.P.	Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

UDR, Inc.:
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

United Dominion Realty, L.P.:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

UDR, Inc.	Yes ☐ No ☒
United Dominion Realty, L.P.	Yes ☐ No ☒
The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of April 27, 2012, was 228,598,138.

UDR, INC.
UNITED DOMINION REALTY, L.P.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2012 of UDR, Inc. a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company”, “UDR” or "UDR, Inc." refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including the Operating Partnership. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” refer to United Dominion Realty, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership are referred to as “OP Units” and the holders of the OP Units are referred to as “unitholders”. This combined Form 10-Q is being filed separately by UDR and the Operating Partnership.
There are a number of differences between our company and our operating partnership, which are reflected in our disclosure in this report. UDR is a real estate investment trust (a “REIT”), whose most significant asset is its ownership interest in the Operating Partnership. UDR also conducts business through other subsidiaries, including its subsidiary RE3, whose activities include development of land. UDR acts as the sole general partner of the Operating Partnership, holds interests in subsidiaries and joint ventures, owns and operates properties, issues securities from time to time and guarantees debt of certain of our subsidiaries. The Operating Partnership conducts the operations of a substantial portion of the business and is structured as a partnership with no publicly traded equity securities. The Operating Partnership has guaranteed certain outstanding securities of UDR.
As of March 31, 2012, UDR owned 110,883 units of the general partnership interests of the Operating Partnership and 174,749,068 units (or approximately 94.9%) of the limited partnership interests of the Operating Partnership (the “OP Units”). UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are provided for each of UDR and the Operating Partnership.

UDR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$7,372,080	$7,269,347
Less: accumulated depreciation	(1,687,908)	(1,605,090)
Real estate held for investment, net	5,684,172	5,664,257
Real estate under development (net of accumulated depreciation of $0 and $570)	225,817	246,229
Real estate sold or held for sale (net of accumulated depreciation of $175,964 and $226,067)	279,385	332,258
Total real estate owned, net of accumulated depreciation	6,189,374	6,242,744
Cash and cash equivalents	3,558	12,503
Restricted cash	24,218	24,634
Deferred financing costs, net	31,641	30,068
Notes receivable	13,200	—
Investment in unconsolidated joint ventures	548,961	213,040
Other assets	131,563	198,365
Total assets	$6,942,515	$6,721,354

LIABILITIES AND EQUITY

Liabilities:
Secured debt	$1,813,942	$1,891,553
Unsecured debt	2,099,462	2,026,817
Real estate taxes payable	16,019	13,397
Accrued interest payable	31,127	23,208
Security deposits and prepaid rent	33,482	35,516
Distributions payable	53,986	51,019
Deferred fees and gains on the sale of depreciable property	29,449	29,100
Accounts payable, accrued expenses, and other liabilities	75,440	95,485
Total liabilities	4,152,907	4,166,095

Redeemable non-controlling interests in operating partnership	251,643	236,475

Equity
Preferred stock, no par value; 50,000,000 shares authorized
2,803,812 shares of 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 shares at December 31, 2011)	46,571	46,571
3,264,362 shares of 6.75% Series G Cumulative Redeemable issued and outstanding (3,264,362 shares at December 31, 2011)	81,609	81,609
Common stock, $0.01 par value; 350,000,000 shares authorized 227,967,573 shares issued and outstanding (219,650,225 shares at December 31, 2011)	2,280	2,197
Additional paid-in capital	3,543,219	3,340,470
Distributions in excess of net income	(1,126,561)	(1,142,895)
Accumulated other comprehensive loss, net	(13,939)	(13,902)
Total stockholders’ equity	2,533,179	2,314,050
Non-controlling interest	4,786	4,734
Total equity	2,537,965	2,318,784
Total liabilities and equity	$6,942,515	$6,721,354
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)

REVENUES
Rental income	$172,242	$137,812
Non-property income:
Other income	3,683	4,536
Total revenues	175,925	142,348

EXPENSES
Rental expenses:
Real estate taxes and insurance	20,911	17,661
Personnel	13,509	11,857
Utilities	9,365	7,721
Repair and maintenance	7,984	7,250
Administrative and marketing	3,531	3,103
Property management	4,737	3,790
Other operating expenses	1,383	1,436
Real estate depreciation and amortization	87,907	70,215
Interest
Expense incurred	39,173	34,779
Amortization of convertible debt discount	—	359
Other debt (benefits)/charges, net	(4,428)	4,019
General and administrative	9,379	10,630
Other depreciation and amortization	918	1,043
Total expenses	194,369	173,863
Loss from operations	(18,444)	(31,515)
Loss from unconsolidated entities	(2,691)	(1,332)
Tax benefit of taxable REIT subsidiary	22,876	—
Income/(loss) from continuing operations	1,741	(32,847)
Income from discontinued operations, net of tax	84,887	4,191
Net income/(loss)	86,628	(28,656)
Net (income)/loss attributable to redeemable non-controlling interests in OP	(3,420)	832
Net income attributable to non-controlling interests	(52)	(51)
Net income/(loss) attributable to UDR, Inc.	83,156	(27,875)
Distributions to preferred stockholders — Series E (Convertible)	(931)	(931)
Distributions to preferred stockholders — Series G	(1,377)	(1,437)
Net income/(loss) attributable to common stockholders	$80,848	$(30,243)

Earnings per weighted average common share — basic and diluted:
Loss from continuing operations attributable to common stockholders	$(0.02)	$(0.19)
Income from discontinued operations	$0.38	$0.02
Net income/(loss) attributable to common stockholders	$0.37	$(0.17)

Common distributions declared per share	$0.220	$0.185

Weighted average number of common shares outstanding — basic and diluted	221,500	182,531
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income/(loss)	$86,628	$(28,656)
Other comprehensive income/(loss):
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding (loss)/gain	(1,959)	1,373
Loss reclassified into earnings from other comprehensive income	1,855	1,909
Other comprehensive income - marketable securities:
Gain reclassified into earnings from other comprehensive income	—	(3,492)
Other comprehensive loss	(104)	(210)
Comprehensive income/(loss)	86,524	(28,866)
Comprehensive income/(loss) attributable to non-controlling interests	3,405	(764)
Comprehensive income/(loss) attributable to UDR, Inc.	$83,119	$(28,102)

See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

					Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Non-controlling interest	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	6,068,174	$128,180	219,650,225	$2,197	$3,340,470	$(1,142,895)	$(13,902)	$4,734	$2,318,784
Net income	—	—	—	—	—	83,156	—	—	83,156
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	52	52
Other comprehensive loss							(37)		(37)
Issuance of common and restricted shares	—	—	342,335	3	2,206	—	—	—	2,209
Issuance of common shares through public offering	—	—	7,975,013	80	200,543	—	—	—	200,623
Common stock distributions declared ($0.22 per share)	—	—	—	—	—	(50,428)	—	—	(50,428)
Preferred stock distributions declared-Series E ($0.3322 per share)	—	—	—	—	—	(931)	—	—	(931)
Preferred stock distributions declared-Series G ($0.421875 per share)	—	—	—	—	—	(1,377)	—	—	(1,377)
Adjustment to reflect redemption value of redeemable non-controlling interests	—	—	—	—	—	(14,086)	—	—	(14,086)
Balance at March 31, 2012	6,068,174	$128,180	227,967,573	$2,280	$3,543,219	$(1,126,561)	$(13,939)	$4,786	$2,537,965
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)

	Three Months Ended March 31,
	2012	2011

Operating Activities
Net income/(loss)	$86,628	$(28,656)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	95,165	85,158
Net gain on sale of marketable securities	—	(3,123)
Net gain on the sale of depreciable property	(80,525)	(41)
Tax benefit of taxable REIT subsidiary	(22,876)	—
(Gain)/loss on debt extinguishment	(4,428)	4,019
Write off of bad debt	721	574
Loss from unconsolidated entities	2,691	1,332
Amortization of deferred financing costs and other	2,540	2,923
Amortization of deferred compensation	2,313	2,656
Amortization of convertible debt discount	—	359
Changes in income tax accruals	—	503
Changes in operating assets and liabilities:
Decrease/(increase) in operating assets	3,272	(4,854)
Decrease in operating liabilities	(15,487)	(12,897)
Net cash provided by operating activities	70,014	47,953

Investing Activities
Proceeds from sales of real estate investments, net	130,571	—
Proceeds from sale of marketable securities	—	476
Development of real estate assets	(56,519)	(21,507)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(25,897)	(15,506)
Capital expenditures — non-real estate assets	(1,092)	(863)
Investment in unconsolidated joint ventures	(259,156)	(2,341)
Distributions received from unconsolidated joint venture	940	333
Issuance of note receivable	(13,200)	—
Purchase deposits on pending real estate acquisitions	—	(17,450)
Net cash used in investing activities	(224,353)	(56,858)

Financing Activities
Payments on secured debt	(72,953)	(202,312)
Proceeds from the issuance of secured debt	188	10,181
Proceeds from the issuance of unsecured debt	396,400	—
Payments on unsecured debt	(100,000)	(10,807)
Net proceeds/(repayment) of revolving bank debt	(224,000)	153,800
Payment of financing costs	(4,221)	(369)
Issuance of common and restricted stock, net	1,210	3,662
Proceeds from the issuance of common shares through public offering, net	200,623	94,168
Distributions paid to non-controlling interests	(2,231)	(1,194)
Distributions paid to preferred stockholders	(2,308)	(2,368)
Distributions paid to common stockholders	(47,314)	(33,650)
Net cash provided by financing activities	145,394	11,111
Net (decrease)/increase in cash and cash equivalents	(8,945)	2,206
Cash and cash equivalents, beginning of period	12,503	9,486
Cash and cash equivalents, end of period	$3,558	$11,692

Supplemental Information:

Interest paid during the period, net of amounts capitalized	$31,774	$42,498

Non-cash transactions:
Issuance of restricted stock awards	3	4
Marketable securities sold prior to and settled subsequent to end of period	—	2,590
See accompanying notes to consolidated financial statements.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

1. CONSOLIDATION AND BASIS OF PRESENTATION
Consolidation and Basis of Presentation
UDR, Inc., collectively with our consolidated subsidiaries (“UDR”, the “Company”, “we”, “our”, or “us”) is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”). As of March 31, 2012, there were 184,281,253 units in the Operating Partnership outstanding, of which 174,859,951 units or 94.9% were owned by UDR and 9,421,302 units or 5.1% were owned by limited partners. The consolidated financial statements of UDR include the non-controlling interests of the unitholders in the Operating Partnership.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of March 31, 2012, and results of operations for the three months ended March 31, 2012 and 2011 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2011 appearing in UDR’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2012.
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
The Company evaluated subsequent events through the date its financial statements were issued. Except as disclosed in Note 15, Subsequent Event, no other recognized or non-recognized subsequent events were noted.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2012

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
Marketable Securities
During the three months ended March 31, 2011, the Company sold marketable securities for $3.5 million, resulting in a gross realized gain of $3.1 million, which is included in “Other Income” on the Consolidated Statements of Operations. Of the $3.5 million of proceeds received from the sale of these securities, the Company recorded a trade date receivable of $3.0 million at March 31, 2011. The cost of securities sold was based on the specific identification method. Unrealized gains of $3.5 million were reclassified out of accumulated other comprehensive income/(loss) into earnings during the three months ended March 31, 2011. The marketable securities, which represented common stock in a publicly held company, were classified as “available-for-sale,” and were carried at fair value with unrealized gains and losses reported as a component of other comprehensive income/(loss).
Income Taxes
Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as Taxable REIT Subsidiaries (“TRS”), primarily those engaged in development activities.
Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of March 31, 2012, UDR recorded a net current liability of $2.9 million and a deferred tax asset of $25.3 million (net of a valuation allowance of $1.2 million).

Prior to 2012, the TRS had a history of losses and, as a result, has historically recognized a valuation allowance for net deferred tax assets.  Each quarter, the Company evaluates the need to retain all or a portion of the valuation allowance on its net deferred tax assets.  During the three months ended March 31, 2012, the Company determined that it is more likely than not that the deferred tax assets, including any remaining net operating loss carry forward, will be realized. In making this determination, the Company analyzed, among other things, its recent history of earnings from the sale of depreciable property, forecasts of future earnings and its cumulative earnings for the last twelve quarters. The reversal of the valuation allowance resulted in an income tax benefit of $22.9 million during the three months ended March 31, 2012, which is reflected in continuing operations, and classified as "Tax benefit of taxable REIT subsidiary" in the Consolidated Statements of Operations.
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
UDR had no unrecognized tax benefit, accrued interest or penalties at March 31, 2012. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state jurisdictions. The tax years 2009 - 2011 remain open to examination by the major taxing jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2012

3. REAL ESTATE OWNED
Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and properties held for sale. As of March 31, 2012, the Company owned and consolidated 157 communities in 11 states plus the District of Columbia totaling 45,969 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of March 31, 2012 and December 31, 2011 (dollar amounts in thousands):

	March 31, 2012	December 31, 2011
Land	$1,839,794	$1,821,762
Depreciable property — held and used:
Building and improvements	5,276,139	5,203,484
Furniture, fixtures and equipment	256,147	244,101
Under development:
Land	104,090	115,198
Construction in progress	121,727	131,601
Sold or held for sale:
Land	80,110	98,340
Building and improvements	337,651	410,123
Furniture, fixtures and equipment	37,588	49,862
Real estate owned	8,053,246	8,074,471
Accumulated depreciation	(1,863,872)	(1,831,727)
Real estate owned, net	$6,189,374	$6,242,744
The Company did not acquire any properties during the three months ended March 31, 2012 and 2011.
All development projects and related carrying costs are capitalized and reported on the Consolidated Balance Sheets as “Real estate under development.” The costs of development projects which include interest, real estate taxes, insurance and allocated development overhead related to support costs for personnel working directly on the development site are capitalized during the construction period. During the three months ended March 31, 2012 and 2011, total interest capitalized was $4.9 million and $2.6 million, respectively.
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
During the three months ended March 31, 2012, the Company sold six communities with 1,576 apartment homes. The Company did not dispose of any communities during the three months ended March 31, 2011. The Company had 14 communities with 4,918 apartment homes that met the criteria to be classified as held for sale and included in discontinued operations at March 31, 2012. During the three months ended March 31, 2012 and 2011, UDR recognized gains on the sale of communities for financial reporting purposes of $80.5 million and $41,000, respectively, which are included in discontinued operations. The results of operations for the following properties are classified on the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations.” Discontinued operations for the three months ended March 31, 2011 also includes operating activities related to 18 communities (4,488 homes) sold during the last three quarters in 2011.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2012

The following is a summary of income from discontinued operations for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Rental income	$17,101	$32,690

Rental expenses	5,929	12,113
Other operating expenses	—	23
Property management fee	470	899
Real estate depreciation	6,340	13,900
Interest	—	1,560
Non-property expense	—	45
	12,739	28,540
Income before net gain on the sale of depreciable property	4,362	4,150
Net gain on the sale of depreciable property	80,525	41
Income from discontinued operations, net of tax	$84,887	$4,191
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
Consolidated Joint Ventures
In 2011, the Company invested in a joint venture with an unaffiliated third party to acquire and redevelop an existing commercial property into a 173 apartment home community in Orange County, California. At closing the Company contributed $9.0 million and at March 31, 2012, UDR owned a 90% controlling interest in the investment. Under the terms of the operating agreement, our partner is required to achieve certain criteria as it relates to the entitlement process. If the criteria is met on or before 730 days after the site plan application is deemed complete by the city, the Company is obligated to contribute an additional $3.0 million to the joint venture for distribution to our partner. At the acquisition date, the Company accrued and capitalized $3.0 million related to the contingent consideration, which represents the difference between fair value of the property of $9.8 million on the formation date and the estimated fair value of the underlying property upon completion of the entitlement process of $12.8 million. The Company estimated the fair value based on Level 3 inputs utilized in a third party valuation.
Unconsolidated Joint Ventures
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures consisting of our proportionate share of the net earnings or loss of the joint ventures. In addition, we may earn fees for providing management services to the unconsolidated joint ventures. As of March 31, 2012, UDR had investments in the following unconsolidated joint ventures which are accounted for under the equity method of accounting.
In 2010, the Company acquired The Hanover Company’s (“Hanover”) partnership interests in the Hanover/MetLife Master Limited Partnership (“UDR/MetLife I”) at a cost of $100.8 million. UDR/MetLife I currently owns a portfolio of 19 operating communities containing 3,930 apartment homes and 10 land parcels with the potential to develop approximately

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2012

2,000 additional apartment homes. Under the terms of UDR/MetLife I, UDR acts as the general partner with significant participating rights held by our partner, and earns fees for property and asset management and financing transactions.
UDR has a weighted average ownership interest of 12.6% in the operating communities and 4.0% in the land parcels. Our initial investment of $100.8 million consisted of $71.8 million in cash, which included associated transaction costs, and a $30 million payable (includes present value discount of $1 million) to Hanover. UDR agreed to pay the $30 million balance to Hanover in two interest free installments in the amounts of $20 million (paid in 2011) and $10 million on the first and second anniversaries of the closing, respectively. The $30 million payable was recorded at its present value of $29 million using an effective interest rate of 2.67%. At March 31, 2012 and December 31, 2011, the net carrying value of the payable was $9.9 million and $9.8 million, respectively. Interest expense of $66,000 and $195,000 was recorded during the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012 and December 31, 2011, the Company’s investment was $99.9 million and $133.8 million, respectively.
UDR’s inital cost of its equity investment of $100.8 million differed from the proportionate share in the underlying net assets of UDR/MetLife I of $111.4 million. The difference of $10.6 million was attributable to certain assets and adjustments that were allocated to UDR’s proportionate share in UDR/MetLife I’s buildings of $8.4 million, land of $3.9 million, and $(1.6) million of lease intangible assets. With the exception of land, the difference related to buildings is accreted and recorded as a component of loss from unconsolidated entities over 45 years and the difference related to lease intangible assets was amortized and recorded as a component of loss from unconsolidated entities over 11 months with the offset to the Company’s carrying value of its equity investment. During the three months ended March 31, 2012 and 2011, the Company recorded $46,000 of net accretion and $396,000 of net amortization, respectively.
In connection with the purchase of Hanover’s interests in UDR/MetLife I, UDR agreed to indemnify Hanover from liabilities arising from Hanover’s guaranty of $506 million in loans ($51.0 million outstanding at March 31, 2012) which are secured by a security interest in the operating communities subject to the respective loans. The loans are to the sub-tier partnerships which own the 19 operating communities. The Company anticipates that the remaining $51.0 million will be refinanced by UDR/MetLife I over the next twelve months.

On January 12, 2012, the Company formed a new real estate joint venture, UDR/MetLife II, with MetLife wherein each party owns a 50% interest in a $1.3 billion portfolio of 12 operating communities containing 2,528 apartment homes. The 12 communities in the joint venture include seven from UDR/MetLife I while the remaining five operating communities were newly acquired by UDR/MetLife II. The newly acquired communities, collectively known as Columbus Square, are recently developed, high-rise apartment buildings located on the Upper West Side of Manhattan and were purchased for $637.5 million. The Company serves as the general partner with significant participating rights held by our partner. The Company earns property management, asset management and financing fees. Our initial investment was $327.1 million, which consisted of $293.5 million of cash paid and $33.6 million of our equity in the seven communities transferred from UDR/MetLife I. (Of the $293.5 million of cash paid for its investment, the Company paid $80.4 million of purchase deposits for the acquisition of Columbus Square in 2011.) Our investment at March 31, 2012 was $326.4 million.
On January 9, 2012, the Company formed a joint venture to acquire land for future development in San Francisco, California. At March 31, 2012, UDR owned a noncontrolling interest of 92.5% in the joint venture. Our initial investment was $37.3 million, and our investment at March 31, 2012 was $37.6 million.
The Company is a partner in a joint venture to develop a 240-home community in Stoughton, Massachusetts. At March 31, 2012 and December 31, 2011, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $10.0 million. Our investment at March 31, 2012 and December 31, 2011 was $17.1 million and $17.2 million, respectively.
The Company is a partner in a joint venture to develop a 263-home community in San Diego, California. At March 31, 2012 and December 31, 2011, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $9.9 million. Our investment at March 31, 2012 and December 31, 2011 was $17.7 million and $12.1 million, respectively.
The Company is a partner in a joint venture to develop a 256-home community in College Park, Maryland. At March 31, 2012 and December 31, 2011, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $7.1 million. Our investment at March 31, 2012 and December 31, 2011 was $11.0 million and $8.6 million , respectively.
UDR is a partner with an unaffiliated third party, which formed a joint venture for the investment of up to $450 million in

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2012

multifamily properties located in key, high barrier to entry markets. The partners will contribute equity of $180 million of which the Company’s maximum equity will be 30% or $54 million when fully invested. The joint venture owns and operates three communities (660 homes) in Metropolitan Washington D.C. At March 31, 2012 and December 31, 2011, the Company owned a 30% interest in the joint venture. Our investment at March 31, 2012 and December 31, 2011 was $33.1 million and $34.1 million, respectively.
UDR is a partner with an unaffiliated third party which owns and operates 10 operating properties located in Texas (3,992 homes). (See Note 15, Subsequent Events.) UDR contributed cash and a property equal to 20% of the fair value of the properties. The unaffiliated member contributed cash equal to 80% of the fair value of the properties comprising the joint venture, which was then used to purchase the nine operating properties from UDR. Our initial investment was $20.4 million. Our investment at March 31, 2012 and December 31, 2011 was $6.1 million and $7.1 million, respectively.
We evaluate our investments in unconsolidated joint ventures when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decrease in the value of its other investments in unconsolidated joint ventures during the three months ended March 31, 2012 and 2011.
Combined summary financial information relating to all of the unconsolidated joint ventures operations (not just our proportionate share), is presented below for the three months ended March 31, (dollars in thousands):

	2012	2011
For the three months ended March 31,
Revenues	$63,025	$46,591
Real estate depreciation and amortization	25,885	16,601
Net loss	8,621	5,589
UDR recorded loss from unconsolidated entities	2,691	1,332
Combined summary balance sheets relating to all of the unconsolidated joint ventures (not just our proportionate share) are presented below as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012	December 31, 2011
Real estate, net	$3,569,759	$2,908,623
Total assets	3,675,554	2,998,866
Amount due to UDR	6,937	6,251
Third party debt	1,801,294	1,499,419
Total liabilities	1,868,953	1,561,396
Total equity	1,806,601	1,437,470
Equity held by non-controlling interest	14,668	14,641
UDR's investment in unconsolidated joint ventures	548,961	213,040
As of March 31, 2012, the Company had deferred fees and deferred profit from the sale of properties to a joint venture of $29.4 million, the majority of which the Company will not recognize until the underlying property is sold to a third party. The Company recognized $3.0 million and $1.3 million of management fees during the three months ended March 31, 2012 and 2011, respectively, for our management of the joint ventures. The management fees are classified in “Other Income” in the Consolidated Statements of Operations.
The Company may, in the future, make additional capital contributions to certain of our joint ventures should additional capital contributions be necessary to fund acquisitions and operating shortfalls.
6. SECURED DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification of the following table, variable rate debt with a derivative

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2012

financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument. Secured debt, including debt related to real estate held for sale, which encumbers $3.0 billion or 37.3% of UDR’s total real estate owned based upon gross book value ($5.0 billion or 62.7% of UDR’s real estate owned based on gross book value is unencumbered) consists of the following as of March 31, 2012 (dollars in thousands):

	Principal Outstanding		For the Three Months Ended March 31, 2012
	March 31, 2012	December 31, 2011	Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
Fixed Rate Debt
Mortgage notes payable	$552,842	$590,208	5.06%	3.6	9
Fannie Mae credit facilities	743,776	744,509	5.14%	5.7	28
Total fixed rate secured debt	1,296,618	1,334,717	5.10%	4.8	37
Variable Rate Debt
Mortgage notes payable	151,686	151,685	2.06%	1.2	6
Tax-exempt secured notes payable	94,700	94,700	0.88%	10.4	2
Fannie Mae credit facilities	270,938	310,451	1.77%	5.0	11
Total variable rate secured debt	517,324	556,836	1.69%	4.9	19
Total secured debt	$1,813,942	$1,891,553	4.13%	4.8	56
UDR has five secured credit facilities with Fannie Mae with an aggregate commitment of $1.2 billion at March 31, 2012. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional 5 years at our option. We have $743.8 million of the outstanding balance fixed at a weighted average interest rate of 5.14% and the remaining balance on these facilities is currently at a weighted average variable interest rate of 1.77%. Further information related to these credit facilities is as follows:

	March 31, 2012	December 31, 2011
	(dollar amounts in thousands)
Borrowings outstanding	$1,014,714	$1,054,960
Weighted average borrowings during the period ended	1,028,148	1,139,588
Maximum daily borrowings during the period ended	1,054,735	1,157,557
Weighted average interest rate during the period ended	4.2%	4.4%
Weighted average interest rate at the end of the period	4.2%	4.1%
The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair market adjustment was a net premium of $18.2 million and $24.1 million at March 31, 2012 and December 31, 2011, respectively.
Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from October 2012 through May 2019 and carry interest rates ranging from 3.25% to 6.54%. Mortgage notes payable includes debt associated with development activities.
Secured credit facilities. At March 31, 2012, the Company had $743.8 million outstanding of fixed rate secured credit facilities with Fannie Mae with a weighted average fixed interest rate of 5.14%.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2012

Variable Rate Debt
Mortgage notes payable. Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from August 2012 through October 2014. The mortgage notes payable are based on LIBOR plus some basis points, which translate into interest rates ranging from 0.98% to 2.94% at March 31, 2012.
Tax-exempt secured notes payable. The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature at various dates between August 2019 and March 2030. Interest on these notes is payable in monthly installments. The variable mortgage notes have interest rates ranging from 0.86% to 0.92% as of March 31, 2012.
Secured credit facilities. At March 31, 2012, the Company had $270.9 million outstanding of variable rate secured credit facilities with Fannie Mae with a weighted average floating interest rate of 1.77%.
The aggregate maturities, including amortizing principal payments, of our secured debt due during each of the next five calendar years and thereafter are as follows (dollars in thousands):

	Fixed		Variable
Year	Mortgage Notes	Credit Facilities	Mortgage Notes	Tax-Exempt Notes Payable	Credit Facilities	Total Secured
2012	$60,301	$77,211	$64,158	$—	$59,529	$261,199
2013	17,194	38,632	62,678	—	—	118,504
2014	74,004	3,328	24,850	—	—	102,182
2015	193,887	3,522	—	—	—	197,409
2016	132,652	3,702	—	—	—	136,354
Thereafter	74,804	617,381	—	94,700	211,409	998,294
Total	$552,842	$743,776	$151,686	$94,700	$270,938	$1,813,942
7. UNSECURED DEBT
A summary of unsecured debt as of March 31, 2012 and December 31, 2011 is as follows (dollars in thousands):

	March 31, 2012	December 31, 2011
Commercial Banks
Borrowings outstanding under an unsecured credit facility due October 2015 (a), (c)	$197,000	$421,000

Senior Unsecured Notes
4.63% Medium-Term Notes due January 2022 (net of discount of $3,510) (b), (c)	396,490	—
1.68% Term Notes due December 2016 (c)	100,000	100,000
6.05% Medium-Term Notes due June 2013	122,500	122,500
5.13% Medium-Term Notes due January 2014	184,000	184,000
5.50% Medium-Term Notes due April 2014 (net of discount of $140 and $157)	128,360	128,343
5.25% Medium-Term Notes due January 2015 (includes discount of $358 and $390)	324,817	324,785
5.25% Medium-Term Notes due January 2016	83,260	83,260
2.90% Term Notes due January 2016 (c)	250,000	250,000
8.50% Debentures due September 2024	15,644	15,644
4.25% Medium-Term Notes due June 2018 (net of discount of $2,643 and $2,751) (c)	297,357	297,249
5.00% Medium-Term Notes due January 2012	—	100,000
Other	34	36
	1,902,462	1,605,817
	$2,099,462	$2,026,817

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2012

(a)
The Company has a $900 million unsecured revolving credit facility. The unsecured credit facility has an initial term of four years and includes a one-year extension option. It contains an accordion feature that allows the Company to increase the facility to $1.35 billion. The credit facility carries an interest rate equal to LIBOR plus a spread of 122.5 basis points and a facility fee of 22.5 basis points (1.48% at March 31, 2012.)

(b)
On January 10, 2012, the Company issued $400 million aggregate principal amount of 4.625% Medium Term Notes due January 2022. Interest is payable semiannually beginning in July 2012. The notes were priced at 99.100% of the principal amount plus accrued interest from January 10, 2012 to yield 4.739% to maturity. The notes are fully and unconditionally guaranteed by the Operating Partnership.

(c)	The Operating Partnership is a guarantor at March 31, 2012 and December 31, 2011.
The following is a summary of short-term bank borrowings under UDR’s bank credit facility at March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012	December 31, 2011
Total revolving credit facility	$900,000	$900,000
Borrowings outstanding at end of period (1)	197,000	421,000
Weighted average daily borrowings during the period ended	355,692	227,498
Maximum daily borrowings during the period ended	507,000	450,000
Weighted average interest rate during the period ended	1.5%	1.0%
Interest rate at end of the period	1.5%	1.5%

(1)	Excludes $5.0 million of letters of credit at March 31, 2012.
The aggregate maturities of unsecured debt for the five years subsequent to March 31, 2012 are as follows (dollars in thousands):

Year	Bank Lines	Unsecured Debt	Total Unsecured
2012	$—	$—	$—
2013	—	121,529	121,529
2014	—	311,574	311,574
2015	197,000	324,387	521,387
2016	—	432,483	432,483
Thereafter	—	712,489	712,489
Total	$197,000	$1,902,462	$2,099,462
We were in compliance with the covenants of our debt instruments at March 31, 2012.

8. EARNINGS/(LOSS) PER SHARE
Basic and diluted income/(loss) per common share are computed based upon the weighted average number of common shares outstanding during the periods as the effect of adding stock options and other common stock equivalents such as the non-vested restricted stock awards is anti-dilutive.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2012

The following table sets forth the computation of basic and diluted earnings/(loss) per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Numerator for earnings per share — basic and diluted:
Net income/(loss) attributable to common stockholders	$80,848	$(30,243)
Denominator for earnings per share — basic and diluted:
Weighted average common shares outstanding	222,737	183,863
Non-vested restricted stock awards	(1,237)	(1,332)
Denominator for basic and diluted earnings per share	221,500	182,531
Net income/(loss) attributable to common stockholders	$0.37	$(0.17)
The effect of the conversion of the OP Units, convertible preferred stock, convertible debt, stock options and restricted stock is not dilutive and is therefore not included in the above calculations as the Company reported a loss from continuing operations attributable to common stockholders.
If the OP Units were converted to common stock, the additional weighted average common shares outstanding for the three months ended March 31, 2012 and 2011 would be 9,421,302 and 5,061,968, respectively.
If the convertible preferred stock were converted to common stock, the additional shares of common stock outstanding for the three months ended March 31, 2012 and 2011 would be 3,035,548 weighted average common shares.
If the stock options and unvested restricted stock were converted to common stock, the additional weighted average common shares outstanding using the treasury stock method would be a 1,958,716 and 1,882,083 weighted average common shares for the three months ended March 31, 2012 and 2011, respectively.
9. NONCONTROLLING INTERESTS
Redeemable noncontrolling interests in operating partnership
Interests in the Operating Partnership held by limited partners are represented by operating partnership units (“OP Units”). The income is allocated to holders of OP Units based upon net income attributable to common stockholders and the weighted average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to non-controlling interests in accordance with the terms of the individual partnership agreements.
Limited partners have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the limited partner at a redemption price equal to and in the form of the Cash Amount as defined in the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the “Operating Partnership Agreement”), provided that such OP Units have been outstanding for at least one year. UDR, as the general partner of the Operating Partnership may, in its sole discretion, purchase the OP Units by paying to the limited partner either the Cash Amount or the REIT Share Amount (generally one share of common stock of the Company for each OP Unit), as defined in the Operating Partnership Agreement. Accordingly, the Company records the OP Units outside of permanent equity and reports the OP Units at their redemption value using the Company’s stock price at each balance sheet date.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2012

The following table sets forth redeemable noncontrolling interests in the Operating Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2011	$236,475
Mark to market adjustment to redeemable noncontrolling interests in the OP	14,086
Net income attributable to redeemable noncontrolling interests in the OP	3,420
Distributions to redeemable noncontrolling interests in the OP	(2,271)
Allocation of other comprehensive loss	(67)
Redeemable noncontrolling interests in the OP, March 31, 2012	$251,643
Non-controlling interests
Non-controlling interests represent interests of unrelated partners in certain consolidated affiliates, and is presented as part of equity in the Consolidated Balance Sheets since these interests are not redeemable. During the three months ended March 31, 2012 and 2011, net income attributable to non-controlling interests was $52,000 and $51,000, respectively.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2012

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of March 31, 2012 and December 31, 2011 are summarized as follows (dollars in thousands):

		Fair Value at March 31, 2012 Using
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Derivatives- Interest rate contracts (c)	$56	$—	$56	$—
Total assets	$56	$—	$56	$—

Derivatives- Interest rate contracts (c)	$13,768	$—	$13,768	$—
Contingent purchase consideration (d)	3,000	—	—	3,000
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	591,659	—	—	591,659
Fannie Mae credit facilities	797,897	—	—	797,897
Secured debt instruments- variable rate: (a)
Mortgage notes payable	151,686	—	—	151,686
Tax-exempt secured notes payable	94,700	—	—	94,700
Fannie Mae credit facilities	270,938	—	—	270,938
Unsecured debt instruments: (b)
Commercial bank	197,000	—	—	197,000
Senior unsecured notes	1,989,522	—	—	1,989,522
Total liabilities	$4,110,170	$—	$13,768	$4,096,402

Redeemable non-controlling interests (e)	$251,643	$—	$251,643	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2012

		Fair Value at December 31, 2011 Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Description:
Derivatives- Interest rate contracts (c)	$89	$—	$89	$—
Total assets	$89	$—	$89	$—

Derivatives- Interest rate contracts (c)	$13,660	$—	$13,660	$—
Contingent purchase consideration (d)	3,000	—	—	3,000
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	635,531	—	—	635,531
Fannie Mae credit facilities	799,584	—	—	799,584
Secured debt instruments- variable rate: (a)
Mortgage notes payable	151,685	—	—	151,685
Tax-exempt secured notes payable	94,700	—	—	94,700
Fannie Mae credit facilities	310,451	—	—	310,451
Unsecured debt instruments: (b)
Commercial bank	421,000	—	—	421,000
Senior unsecured notes	1,675,189	—	—	1,675,189
Total liabilities	$4,104,800	$—	$13,660	$4,091,140

Redeemable non-controlling interests (e)	$236,475	$—	$236,475	$—

(a)	See Note 6, “Secured Debt”

(b)	See Note 7, “Unsecured Debt”

(c)	See Note 11, “Derivatives and Hedging Activity”

(d)
The fair value of the contingent purchase consideration is related to our acquisition of a development property in a consolidated joint venture during the year ended December 31, 2011. (See Note 5, “Joint Ventures.”)

(e)	See Note 9, "Noncontrolling Interests"
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2012

of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2012 and December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Financial Instruments Not Carried at Fair Value
At March 31, 2012, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
We consider various factors to determine if a decrease in the value of our investments in an unconsolidated joint venture is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary decrease in the value of its investments in unconsolidated joint ventures during the three months ended March 31, 2012 and 2011, respectively.
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
MARCH 31, 2012

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated Other Comprehensive Income/(Loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2012 and 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2012 and 2011, the Company recorded less than a  $1,000 loss from ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item, and the fair value of interest rate swaps that were not zero at inception of the hedging relationship.
Amounts reported in “Accumulated Other Comprehensive Income/(Loss)” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through March 31, 2013, the Company estimates that an additional $7.3 million will be reclassified as an increase to interest expense.
As of March 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	13	$509,787
Interest rate caps	5	274,291
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a gain/(loss) of $298,000 and $(50,000) for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2011, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollar amounts in thousands):

Product	Number of Instruments	Notional
Interest rate caps	3	$172,697

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2012

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (amounts in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance Sheet Location	March 31, 2012	December 31, 2011	Balance Sheet Location	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$48	$71	Other liabilities	$13,768	$13,660
Total		$48	$71		$13,768	$13,660
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$8	$18	Other liabilities	$—	$—
Total		$8	$18		$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (dollar amounts in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2012	2011		2012	2011		2012	2011

For the Three Months Ended March 31,
Interest rate products	$(1,959)	$1,373		$(1,855)	$(1,909)		$—	$—
Total	$(1,959)	$1,373	Interest expense	$(1,855)	$(1,909)	Interest expense	$—	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2012

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2012	2011

For the Three Months Ended March 31,
Interest rate products	Other income/(expense)	$298	$(50)
Total		$298	$(50)

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
As of March 31, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $14.4 million. As of March 31, 2012, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2012, it would have been required to settle its obligations under the agreements at their termination value of $14.4 million.
12. STOCK BASED COMPENSATION
During the three months ended March 31, 2012 and 2011, we recognized $2.3 million and $2.7 million, respectively, as stock based compensation expense, which is inclusive of awards granted to our outside directors.
13. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Company’s real estate commitments at March 31, 2012 (dollars in thousands):

	Number of Properties	Costs Incurred to Date	Expected Costs to Complete (a)	Average Ownership Stake
Wholly owned — under development	5	$225,817	$375,283	100%
Joint ventures:
Consolidated joint ventures	1	$13,413	$32,587	90%
Unconsolidated joint ventures (b)	3	45,790	24,421	95%
		$285,020	$432,291

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2012

(a) Represents UDR's remaining equity commitment of unconsolidated joint ventures.
(b) Excludes land related to San Francisco development joint venture. See Note 5, Joint Ventures.
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
UDR’s two reportable segments are same communities and non-mature/other communities:

•
Same communities represent those communities acquired, developed, and stabilized prior to January 1, 2011 and held as of March 31, 2012. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

•
Non-mature/other communities represent those communities that were acquired or developed in 2010 and 2011, sold properties, redevelopment properties, properties classified as real estate held for disposition, joint venture properties, properties managed by third parties and the non-apartment components of mixed use properties.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three months ended March 31, 2012 and 2011.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2012

The accounting policies applicable to the operating segments described above are the same as those described in Note 2, Significant Accounting Policies. The following table details rental income and NOI from continuing and discontinued operations for UDR’s reportable segments for the three months ended March 31, 2012 and 2011, and reconciles NOI to net income/(loss) attributable to UDR, Inc. per the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Reportable apartment home segment rental income
Same Communities
Western Region	$51,356	$48,468
Mid-Atlantic Region	38,509	36,861
Southeastern Region	27,013	25,808
Southwestern Region	9,201	8,564
Non-Mature communities/Other	63,264	50,801
Total segment and consolidated rental income	$189,343	$170,502
Reportable apartment home segment NOI
Same Communities
Western Region	$35,707	$33,006
Mid-Atlantic Region	26,679	25,066
Southeastern Region	17,594	16,236
Southwestern Region	5,581	4,809
Non-Mature communities/Other	42,553	31,680
Total segment and consolidated NOI	128,114	110,797
Reconciling items:
Non-property income	3,683	4,536
Property management	(5,207)	(4,689)
Other operating expenses	(1,383)	(1,459)
Depreciation and amortization	(94,247)	(84,115)
Interest	(34,745)	(40,717)
General and administrative	(9,379)	(10,675)
Other depreciation and amortization	(918)	(1,043)
Loss from unconsolidated entities	(2,691)	(1,332)
Tax benefit of taxable REIT subsidiary	22,876	—
Redeemable non-controlling interests in OP	(3,420)	832
Non-controlling interests	(52)	(51)
Net gain on sale of depreciable property	80,525	41
Net income/(loss) attributable to UDR, Inc.	$83,156	$(27,875)

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2012

The following table details the assets of UDR’s reportable segments as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012	December 31, 2011
Reportable apartment home segment assets:
Same communities:
Western Region	$2,174,302	$2,169,552
Mid-Atlantic Region	1,343,334	1,340,679
Southeastern Region	856,487	852,572
Southwestern Region	344,093	343,457
Non-mature communities/Other	3,335,030	3,368,211
Total segment assets	8,053,246	8,074,471
Accumulated depreciation	(1,863,872)	(1,831,727)
Total segment assets — net book value	6,189,374	6,242,744
Reconciling items:
Cash and cash equivalents	3,558	12,503
Restricted cash	24,218	24,634
Deferred financing costs, net	31,641	30,068
Notes receivable	13,200	—
Investment in unconsolidated joint ventures	548,961	213,040
Other assets	131,563	198,365
Total consolidated assets	$6,942,515	$6,721,354
Capital expenditures related to our same communities totaled $9.4 million and $6.9 million for the three months ended March 31, 2012 and 2011, respectively. Capital expenditures related to our non-mature/other communities totaled $2.9 million and $2.0 million for the three months ended March 31, 2012 and 2011, respectively.
Markets included in the above geographic segments are as follows:

i.	Western — Orange County, San Francisco, Seattle, Monterey Peninsula, Los Angeles, San Diego, Inland Empire, Sacramento, and Portland

ii.	Mid-Atlantic — Boston, Metropolitan DC, Richmond, Baltimore, Norfolk, and Other Mid-Atlantic

iii.	Southeastern — Tampa, Orlando, Nashville, and Other Florida

iv.	Southwestern — Dallas and Austin
15. SUBSEQUENT EVENTS

On April 4, 2012, the Company entered into an equity distribution agreement, under which the Company may offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents. The Company will pay compensation for sales of the shares equal to 2% of the gross sales price per share of shares sold through its sales agents.
On April 27, 2012, the Company acquired the remaining 80% ownership interests in two apartment communities (633 homes) for $11.7 million from its Texas joint venture partner.

On April 27, 2012, the Company announced that it will redeem all issued and outstanding shares of its 6.75% Series G Cumulative Redeemable Preferred Stock on May 31, 2012. The Series G Preferred Stock will be redeemed at a redemption price of $25 per share in cash, plus accrued and unpaid dividends to the redemption date. There are currently 3,264,362 shares of Series G Preferred Stock issued and outstanding at a total cost of $81.6 million plus accrued and unpaid dividends up to the redemption date. Dividends shall cease to accrue on all shares of Series G Preferred Stock on the redemption date.

[This page is intentionally left blank.]

UNITED DOMINION REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)

ASSETS
Real estate owned:
Real estate held for investment	$4,079,509	$4,062,894
Less: accumulated depreciation	(969,525)	(923,471)
Real estate held for investment, net	3,109,984	3,139,423
Real estate under development	27,786	26,793
Real estate held for sale (net of accumulated depreciation of $54,085 and $52,887)	61,743	62,724
Total real estate owned, net of accumulated depreciation	3,199,513	3,228,940
Cash and cash equivalents	961	704
Restricted cash	13,328	12,568
Deferred financing costs, net	7,634	8,184
Other assets	36,980	41,771
Total assets	$3,258,416	$3,292,167

LIABILITIES AND CAPITAL

Secured debt	$1,179,531	$1,189,645
Note payable due to General Partner	88,771	88,771
Real estate taxes payable	8,219	5,280
Accrued interest payable	4,366	1,886
Security deposits and prepaid rent	15,766	16,498
Distributions payable	40,752	39,840
Deferred gains on the sale of depreciable property	63,838	63,838
Accounts payable, accrued expenses, and other liabilities	28,323	33,040
Total liabilities	1,429,566	1,438,798

Capital:
Partners’ capital:
Operating partnership units: 184,281,253 OP units outstanding at March 31, 2012 and December 31, 2011	—	—
General partner: 110,883 OP units outstanding at March 31, 2012 and December 31, 2011	1,265	1,293
Limited partners: 184,170,370 OP units outstanding at March 31, 2012 and December 31, 2011	1,992,751	2,040,401
Accumulated other comprehensive loss	(6,739)	(6,902)
Total partners’ capital	1,987,277	2,034,792
Receivable due from General Partner	(170,622)	(193,584)
Non-controlling interest	12,195	12,161
Total capital	1,828,850	1,853,369
Total liabilities and capital	$3,258,416	$3,292,167
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

REVENUES
Rental income	$95,895	$78,131

EXPENSES
Rental expenses:
Real estate taxes and insurance	10,057	9,876
Personnel	7,100	6,440
Utilities	5,246	4,195
Repair and maintenance	4,405	3,922
Administrative and marketing	1,853	1,601
Property management	2,637	2,174
Other operating expenses	4,049	1,290
Real estate depreciation and amortization	50,472	36,868
Interest expense:
Interest on secured debt	12,481	10,976
Interest on note payable due to General Partner	489	223
General and administrative	4,920	4,580
Total expenses	103,709	82,145
Loss from continuing operations	(7,814)	(4,014)
Income from discontinued operations	922	2,010
Net loss	(6,892)	(2,004)
Net income attributable to non-controlling interests	(34)	(27)
Net loss attributable to OP unitholders	$(6,926)	$(2,031)

Loss per OP unit- basic and diluted:
Loss from continuing operations attributable to OP unitholders	$(0.04)	$(0.02)
Income from discontinued operations	$—	$0.01
Net loss attributable to OP unitholders	$(0.04)	$(0.01)

Weighted average OP units outstanding	184,281	179,909
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net loss	$(6,892)	$(2,004)

Other comprehensive income/(loss):
Other comprehensive income/(loss)- derivative instruments:
Unrealized holding (loss)/gain	(669)	270
Loss reclassified into earnings from other comprehensive income	832	1,169
Other comprehensive income	163	1,439

Comprehensive loss	(6,729)	(565)

Comprehensive loss attributable to non-controlling interests	(34)	(27)

Comprehensive loss attributable to OP unitholders	$(6,695)	$(538)

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

	Class A Limited Partner	Limited Partners	UDR, Inc.		Accumulated Other Comprehensive Income/(Loss)	Total Partners' Capital	Receivable due from General Partner	Non-Controlling Interest
			Limited Partner	General Partner					Total
Balance at December 31, 2011	$43,967	$192,508	$1,803,926	$1,293	$(6,902)	$2,034,792	$(193,584)	$12,161	$1,853,369
Distributions	(582)	(1,687)	(38,459)	(24)	—	(40,752)	—	—	(40,752)
Adjustment to reflect limited partners’ capital at redemption value	3,468	14,323	(17,791)	—	—	—	—	—	—
Net income/(loss)	(66)	(288)	(6,568)	(4)	—	(6,926)	—	34	(6,892)
Other comprehensive income/(loss)	—	—	—	—	163	163	—	—	163
Net change in receivable due from General Partner	—	—	—	—	—	—	22,962	—	22,962
Balance at March 31, 2012	$46,787	$204,856	$1,741,108	$1,265	$(6,739)	$1,987,277	$(170,622)	$12,195	$1,828,850
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for unit data)
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Operating Activities
Consolidated net loss	$(6,892)	$(2,004)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,677	41,158
Write off of bad debt	544	386
Amortization of deferred financing costs and other	977	540
Changes in operating assets and liabilities:
(Decrease)/increase in operating assets	(881)	671
(Decrease)/increase in operating liabilities	135	2,837
Net cash provided by operating activities	45,560	43,588

Investing Activities
Purchase deposits on pending real estate acquisitions	—	(15,000)
Development of real estate assets	(992)	—
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(16,891)	(13,671)
Net cash used in investing activities	(17,883)	(28,671)

Financing Activities
Advances from/(payments to) General Partner	(14,610)	880
Proceeds from the issuance of secured debt	26,054	—
Payments on secured debt	(36,168)	(13,998)
Payment of financing costs	(427)	(31)
Distributions paid to partnership unitholders	(2,269)	(1,194)
Net cash used in financing activities	(27,420)	(14,343)
Net increase in cash and cash equivalents	257	574
Cash and cash equivalents, beginning of period	704	920
Cash and cash equivalents, end of period	$961	$1,494

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$11,903	$12,501
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

1. CONSOLIDATION AND BASIS OF PRESENTATION
United Dominion Realty, L.P. (“UDR, L.P.”, the “Operating Partnership”, “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier-to-entry markets located in the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the three months ended March 31, 2012 and 2011, rental revenues of the Operating Partnership represented 56% and 57% of the General Partner’s consolidated rental revenues. At March 31, 2012, the Operating Partnership’s apartment portfolio consisted of 77 communities located in 17 markets consisting of 23,160 apartment homes.
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
As of March 31, 2012, there were 184,281,253 OP Units outstanding, of which, 174,859,951 or 94.9% were owned by UDR and affiliated entities and 9,421,302 or 5.1% were owned by non-affiliated limited partners. See Note 9, Capital Structure.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of March 31, 2012, and results of operations for the three months ended March 31, 2012 and 2011 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2011 included in the Annual Report on Form 10-K filed by UDR and the Operating Partnership with the SEC on February 27, 2012.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2012

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
The Operating Partnership evaluates the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing the Operating Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Management of the Operating Partnership is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. The Operating Partnership has no examinations in progress and none are expected at this time.
Management of the General Partner has reviewed all open tax years (2009 - 2011) and major jurisdictions and concluded there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns.
Earnings per OP unit
Basic earnings per OP Unit is computed by dividing net income/(loss) attributable to general and limited partner units by the weighted average number of general and limited partner units (including redeemable OP Units) outstanding during the year. Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units or resulted in the issuance of OP Units that shared in the earnings of the Operating Partnership. For the three months ended March 31, 2012 and 2011, there were no dilutive instruments outstanding, and therefore, diluted earnings per OP Unit and basic earnings per OP Unit are the same.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2012

3. REAL ESTATE OWNED
Real estate assets owned by the Operating Partnership consists of income producing operating properties, properties held for sale, properties under development, and land held for future development. At March 31, 2012, the Operating Partnership owned and consolidated 77 communities in eight states plus the District of Columbia totaling 23,160 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of March 31, 2012 and December 31, 2011 (dollar amounts in thousands):

	March 31, 2012	December 31, 2011
Land	$1,008,898	$1,008,076
Depreciable property — held and used
Buildings and improvements	2,955,484	2,942,125
Furniture, fixtures and equipment	113,827	111,393
Held for sale:
Land	13,452	13,450
Buildings and improvements	93,262	93,127
Furniture, fixtures and equipment	9,114	9,034
Under development
Land	16,385	16,385
Construction in progress	11,401	10,408
Land held for future development	1,300	1,300
Real estate owned	4,223,123	4,205,298
Accumulated depreciation	(1,023,610)	(976,358)
Real estate owned, net	$3,199,513	$3,228,940
The Operating Partnership did not have any acquisitions during the three months ended March 31, 2012 and 2011.
All development projects and related carrying costs are capitalized and reported on the Consolidated Balance Sheets as “Real estate under development.” The costs of development projects which include interest, real estate taxes, insurance and allocated development overhead related to support costs for personnel working directly on the development site are capitalized during the construction period. During the three months ended March 31, 2012 and 2011, total interest capitalized was $639,000 and $408,000, respectively.

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
The Operating Partnership did not dispose of any communities during the three months ended March 31, 2012 and March 31, 2011. At March 31, 2012, the Operating Partnership had four communities with 1,314 apartment homes that met the criteria to be classified as held for sale and included in discontinued operations.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2012

During the three months ended March 31, 2012, the Operating Partnership recognized a loss on the sale of communities for financial reporting purposes of $84,000 which is included in discontinued operations. Discontinued operations for the three months ended March 31, 2011 also includes operating activities related to eight communities (2,024 homes) sold during the last three quarters in 2011. The results of operations for these properties are classified in the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations.”
The following is a summary of income from discontinued operations for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Rental income	$3,373	$11,698

Rental expenses	1,069	4,283
Property management fee	93	296
Other operating expenses	—	68
Real estate depreciation	1,205	4,290
Interest	—	751
	2,367	9,688
Income before net gain on the sale of property	1,006	2,010
Net loss on the sale of property	(84)	—
Income from discontinued operations	$922	$2,010
5. DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of March 31, 2012 (dollars in thousands):

	Principal Outstanding		Three Months Ended March 31,
	March 31, 2012	December 31, 2011	Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
Fixed Rate Debt
Mortgage notes payable	$456,103	$457,723	5.29%	3.8	7
Fannie Mae credit facilities	462,297	444,899	4.97%	5.8	14
Total fixed rate secured debt	918,400	902,622	5.13%	4.8	21
Variable Rate Debt
Mortgage notes payable	37,415	37,415	0.98%	1.3	2
Tax-exempt secured note payable	27,000	27,000	0.92%	18.0	1
Fannie Mae credit facilities	196,716	222,608	2.00%	4.8	9
Total variable rate secured debt	261,131	287,023	1.74%	5.7	12
Total secured debt	$1,179,531	$1,189,645	4.38%	5.0	33
As of March 31, 2012, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $1.2 billion with $1.0 billion outstanding. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at the General Partner’s option. At March 31, 2012, $743.8 million of the outstanding balance was fixed at a weighted average interest rate of 5.14%

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2012

and the remaining balance of $270.9 million on these facilities had a weighted average variable interest rate of 1.77%. $659.0 million of these credit facilities were allocated to the Operating Partnership at March 31, 2012 based on the ownership of the assets securing the debt. Following is information related to the credit facilities allocated to the Operating Partnership:

	March 31, 2012	December 31, 2011
	(dollar amounts in thousands)
Borrowings outstanding	$659,013	$667,507
Weighted average borrowings during the period ended	667,738	721,054
Maximum daily borrowings during the period	685,005	732,423
Weighted average interest rate during the period ended	4.2%	4.4%
Interest rate at the end of the period	4.2%	4.1%
The Operating Partnership may from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair value adjustment of the fixed rate debt instruments on the Operating Partnership’s properties was a net premium of $16.8 million and $17.8 million at March 31, 2012 and December 31, 2011, respectively.
Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from December 2012 through May 2019 and carry interest rates ranging from 3.43% to 5.94%.
Secured credit facilities. At March 31, 2012, the General Partner had borrowings against its fixed rate facilities of $743.8 million of which $462.3 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of March 31, 2012, the fixed rate Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average fixed interest rate of 4.97%.
Variable Rate Debt
Mortgage notes payable. Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature on July 2013. Interest on the variable rate mortgage notes is based on LIBOR plus some basis points, which translated into interest rate of 0.98% at March 31, 2012.
Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures in March 2030. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 0.92% as of March 31, 2012.
Secured credit facilities. At March 31, 2012, the General Partner had borrowings against its variable rate facilities of $270.9 million of which $196.7 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of March 31, 2012, the variable rate borrowings under the Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average floating interest rate of 2.00%.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2012

The aggregate maturities of the Operating Partnership’s secured debt due during each of the next five calendar years and thereafter are as follows (dollars in thousands):

	Fixed		Variable
	Mortgage Notes	Credit Facilities	Mortgage Notes	Tax Exempt Notes Payable	Credit Facilities	Total
2012	$52,730	$62,291	$—	$—	$59,529	$174,550
2013	16,555	29,686	37,415	—	—	83,656
2014	8,345	336	—	—	—	8,681
2015	193,208	356	—	—	—	193,564
2016	131,954	374	—	—	—	132,328
Thereafter	53,311	369,254	—	27,000	137,187	586,752
Total	$456,103	$462,297	$37,415	$27,000	$196,716	$1,179,531
Guarantor on Unsecured Debt
The Operating Partnership is a guarantor on the General Partner’s unsecured credit facility, with an aggregate borrowing capacity of $900 million, a $250 million term loan due January 2016, a $100 million term loan due December 2016, $300 million of medium-term notes due June 2018, and $400 million of medium-term notes due January 2022. At March 31, 2012 and December 31, 2011, the outstanding balance under the unsecured credit facility was $197.0 million and $421.0 million, respectively.
6. RELATED PARTY TRANSACTIONS
Receivable due from the General Partner
The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had net receivable balances of $170.6 million and $193.6 million at March 31, 2012 and December 31, 2011, respectively, which is reflected as a reduction of capital on the Consolidated Balance Sheets.
Allocation of General and Administrative Expenses
The General Partner provides various general and administrative and other overhead services for the Operating Partnership including legal assistance, acquisitions analysis, marketing and advertising, and allocates these expenses to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on its pro-rata portion of UDR’s total apartment homes. During the three months ended March 31, 2012 and 2011, the general and administrative expenses allocated to the Operating Partnership by UDR were $7.5 million and $6.9 million, respectively, and are included in “General and Administrative” and “Property Management” expenses on the consolidated statements of operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.
Management Fee
During the year ended December 31, 2011, the Operating Partnership entered into a management agreement with the Taxable REIT Subsidiaries ("TRS") of the General Partner. The TRS charges the Operating Partnership 2.75% of gross rental revenues. During the three months ended March 31, 2012, the Operating Partnership incurred $2.7 million of related party management fees, and is included in "Other operating expenses" on the Consolidated Statements of Operations.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2012

Guaranties by the General Partner
The Operating Partnership provided a “bottom dollar” guaranty to certain limited partners as part of their original contribution to the Operating Partnership. The guaranty protects the tax basis of the underlying contribution and is reflected on the OP unitholder’s Schedule K-1 tax form. The guaranty was made in the form of a note payable issued by the Operating Partnership to the General Partner at an annual interest rate of 1.998% at March 31, 2012 and 1.14% at December 31, 2011. Interest payments are made monthly and the note is due December 31, 2012. At March 31, 2012 and December 31, 2011, the note payable due to the General Partner was $83.3 million.
In 2011, the Operating Partnership also provided a guaranty in conjunction with 1,802,239 OP Units issued in partial consideration to the seller for the acquisition of an operating community. The guaranty was made in the form of a note payable issued by the Operating Partnership to the General Partner at an annual interest rate of 5.337%. Interest payments are due monthly and the note matures on August 31, 2021. At March 31, 2012 and December 31, 2011, the note payable due to the General Partner was $5.5 million.
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

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of March 31, 2012 and December 31, 2011 are summarized as follows (dollars in thousands):

		Fair Value at March 31, 2012 Using
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Derivatives- Interest rate contracts (b)	$47	$—	$47	$—
Total assets	$47	$—	$47	$—

Derivatives- Interest rate contracts (b)	$6,046	$—	$6,046	$—
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	511,900	—	—	511,900
Fannie Mae credit facilities	468,663	—	—	468,663
Secured debt instruments- variable rate: (a)
Mortgage notes payable	37,415	—	—	37,415
Tax-exempt secured notes payable	27,000	—	—	27,000
Fannie Mae credit facilities	196,716	—	—	196,716
Total liabilities	$1,247,740	$—	$6,046	$1,241,694

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2012

		Fair Value at December 31, 2011 Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Derivatives- Interest rate contracts (b)	$71	$—	$71	$—
Total assets	$71	$—	$71	$—

Derivatives- Interest rate contracts (b)	$6,207	$—	$6,207	$—
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	495,412	—	—	495,412
Fannie Mae credit facilities	462,621	—	—	462,621
Secured debt instruments- variable rate: (a)
Mortgage notes payable	37,415	—	—	37,415
Tax-exempt secured notes payable	27,000	—	—	27,000
Fannie Mae credit facilities	222,608	—	—	222,608
Total liabilities	$1,251,263	$—	$6,207	$1,245,056

(a)	See Note 5, Debt

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
Although the Operating Partnership has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2012 and December 31, 2011, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Financial Instruments Not Carried at Fair Value
At March 31, 2012, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Operating Partnership using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2012

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated Other Comprehensive Income/(Loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2012 and 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2012 and 2011, the Operating Partnership recorded less than $1,000 of ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item.
Amounts reported in “Accumulated Other Comprehensive Income/(Loss)” related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is allocated to the Operating Partnership. During the next twelve months through March 31, 2013, we estimate that an additional $3.3 million will be reclassified as an increase to interest expense.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2012

As of March 31, 2012, the Operating Partnership had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	4	$173,781
Interest rate caps	5	$247,202
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in losses of $2,000 and $22,000 for the three months ended March 31, 2012 and 2011, respectively.
As of March 31, 2012, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollar amounts in thousands):

Product	Number of Instruments	Notional
Interest rate caps	2	$95,907

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Operating Partnership’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011.

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance Sheet Location	March 31, 2012	December 31, 2011	Balance Sheet Location	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$43	$64	Other liabilities	$6,046	$6,207
Total		$43	$64		$6,046	$6,207
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$4	$7	Other liabilities	$—	$—
Total		$4	$7		$—	$—

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2012

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended March 31, 2012 and 2011 (dollar amounts in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships				Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2012	2011		2012	2011

For the Three Months Ended March 31,

Interest rate products	$(669)	$270		$(832)	$(1,169)
Total	$(669)	$270	Interest expense	$(832)	$(1,169)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

		2012	2011

For the Three Months Ended March 31,
Interest rate products	Other income/(expense)	$(2)	$(22)
Total		$(2)	$(22)
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
Certain of the General Partner’s agreements with its derivative counterparties contain provisions where if there is a change in the General Partner’s financial condition that materially changes the General Partner’s creditworthiness in an adverse manner, the General Partner may be required to fully collateralize its obligations under the derivative instrument.
The General Partner also has an agreement with a derivative counterparty that incorporates the loan and financial covenant provisions of the General Partner’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with these covenant provisions would result in the General Partner being in default on any derivative instrument obligations covered by the agreement.
As of March 31, 2012, the fair value of derivatives in a net liability position that were allocated to the Operating Partnership, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6.3 million. As of March 31, 2012, the General Partner has not posted any collateral related to these agreements. If the General Partner had breached any of these provisions at March 31, 2012, it would have been required to settle its obligations under the agreements at their termination value of $6.3 million.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2012

9. CAPITAL STRUCTURE
General Partnership Units
The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Partnership Units. There were 110,883 General Partnership units outstanding at March 31, 2012 and December 31, 2011, all of which were held by UDR.
Limited Partnership Units
At March 31, 2012 and December 31, 2011, there were 184,170,370 limited partnership units outstanding, of which 1,751,671 were Class A Limited Partnership units. UDR owned 174,749,068 or 94.9% at March 31, 2012 and December 31, 2011. The remaining 9,421,302 or 5.1% OP Units outstanding were held by non-affiliated partners at March 31, 2012 and December 31, 2011 of which 1,751,671 were Class A Limited Partnership units.
Subject to the Operating Partnership Agreement, the limited partners have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the limited partner at a redemption price equal to and in the form of the Cash Amount (as defined in the Operating Partnership Agreement), provided that such OP Units have been outstanding for at least one year. UDR, as general partner of the Operating Partnership may, in its sole discretion, purchase the OP Units by paying to the limited partner either the Cash Amount or the REIT Share Amount (generally one share of common stock of UDR for each OP Unit), as defined in the Operating Partnership Agreement.
The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $251.6 million and $236.5 million as of March 31, 2012 and December 31, 2011, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.
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
MARCH 31, 2012

10. COMMITMENTS AND CONTINGENCIES
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
11. REPORTABLE SEGMENTS
GAAP guidance, requires that segment disclosures present the measure(s) used by the chief operating decision maker to decide how to allocate resources and for purposes of assessing such segments’ performance. The Operating Partnership has the same chief operating decision maker as that of its parent, the General Partner. The chief operating decision maker consists of several members of UDR’s executive management team who use several generally accepted industry financial measures to assess the performance of the business for our reportable operating segments.
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
The Operating Partnership’s two reportable segments are same communities and non-mature/other communities:

•
Same communities represent those communities acquired, developed, and stabilized prior to January 1, 2011 and held as of March 31, 2012. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

•
Non-mature/other communities represent those communities that were acquired or developed in 2010 or 2011, sold properties, redevelopment properties, properties classified as real estate held for sale, and the non-apartment components of mixed use properties.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the three months ended March 31, 2012 and 2011.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2012

The accounting policies applicable to the operating segments described above are the same as those described in Note 2, “Significant Accounting Policies.” The following table details rental income and NOI from continuing and discontinued operations for the Operating Partnership’s reportable segments for the three months ended March 31, 2012 and 2011, and reconciles NOI to net loss attributable to OP unit holders per the consolidated statement of operations (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Reportable apartment home segment rental income
Same Communities
Western Region	$40,593	$38,324
Mid-Atlantic Region	16,336	15,674
Southeastern Region	9,985	9,497
Southwestern Region	4,783	4,452
Non-Mature communities/Other	27,571	21,882
Total segment and consolidated rental income	$99,268	$89,829
Reportable apartment home segment NOI
Same Communities
Western Region	$28,442	$26,370
Mid-Atlantic Region	11,172	10,699
Southeastern Region	6,578	6,018
Southwestern Region	2,985	2,520
Non-Mature communities/Other	20,361	13,905
Total segment and consolidated NOI	69,538	59,512
Reconciling items:
Property management	(2,730)	(2,470)
Other operating expenses	(4,049)	(1,358)
Depreciation and amortization	(51,677)	(41,158)
Interest	(12,970)	(11,950)
General and administrative	(4,920)	(4,580)
Net gain on the sale of real estate	(84)	—
Non-controlling interests	(34)	(27)
Net loss attributable to OP unit holders	$(6,926)	$(2,031)

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2012

The following table details the assets of the Operating Partnership’s reportable segments as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012	December 31, 2011
Reportable apartment home segment assets
Same Store Communities
Western Region	$1,611,801	$1,608,006
Mid-Atlantic Region	698,369	697,217
Southeastern Region	318,577	317,355
Southwestern Region	184,598	184,158
Non-Mature communities/Other	1,409,778	1,398,562
Total segment assets	4,223,123	4,205,298
Accumulated depreciation	(1,023,610)	(976,358)
Total segment assets - net book value	3,199,513	3,228,940
Reconciling items:
Cash and cash equivalents	961	704
Restricted cash	13,328	12,568
Deferred financing costs, net	7,634	8,184
Other assets	36,980	41,771
Total consolidated assets	$3,258,416	$3,292,167
Capital expenditures related to the Operating Partnership’s same communities totaled $5.8 million and $5.0 million for the three months ended March 31, 2012 and 2011, respectively. Capital expenditures related to the Operating Partnership’s non-mature/other communities totaled $718,000 and $745,000 and for the three months ended March 31, 2012 and 2010, respectively.
Markets included in the above geographic segments are as follows:

i.	Western - Orange County, San Francisco, Monterey Peninsula, Los Angeles, Seattle, Sacramento, Inland Empire, Portland, and San Diego

ii.	Mid-Atlantic — Metropolitan DC and Baltimore

iii.	Southeastern — Nashville, Tampa, and Other Florida

iv.	Southwestern — Dallas

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy, and rental expense growth. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unfavorable changes in the apartment market, changing economic conditions, the impact of inflation/deflation on rental rates and property operating expenses, expectations concerning availability of capital and the stabilization of the capital markets, the impact of competition and competitive pricing, acquisitions, developments and redevelopments not achieving anticipated results, delays in completing developments, redevelopments and lease-ups on schedule, expectations on job growth, home affordability an demand/supply ratio for multifamily housing, expectations concerning development and redevelopment activities, and expectations on occupancy levels.
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
At March 31, 2012, our consolidated real estate portfolio included 157 communities with 45,969 apartment homes, and our total real estate portfolio, inclusive of our unconsolidated communities, included an additional 44 communities with 11,110 apartment homes.

The following table summarizes our market information by major geographic markets as of March 31, 2012.

		As of March 31, 2012			For the Three Months Ended March 31,
Same Communities	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Total Income per Occupied Home (a)
Western Region
Orange Co, CA	10	3,290	7.4%	$594,992	94.6%	$1,594
San Francisco, CA	7	1,477	4.5%	364,981	96.1%	2,286
Monterey Peninsula, CA	7	1,565	1.9%	154,634	92.0%	1,067
Los Angeles, CA	5	919	3.6%	293,542	94.7%	1,983
San Diego, CA	2	366	0.7%	55,820	94.2%	1,377
Seattle, WA	11	2,165	5.8%	469,625	95.7%	1,382
Inland Empire, CA	2	654	1.3%	101,009	94.9%	1,415
Sacramento, CA	2	914	0.9%	69,205	91.2%	894
Portland, OR	3	716	0.9%	70,494	93.7%	1,025
Mid-Atlantic Region
Metropolitan DC	10	3,516	8.3%	667,064	96.7%	1,710
Richmond, VA	4	1,358	1.7%	136,168	94.7%	1,158
Baltimore, MD	11	2,301	3.7%	300,812	96.7%	1,409
Norfolk VA	6	1,438	1.1%	86,483	94.8%	986
Boston MA	2	346	1.7%	140,910	96.8%	2,686
Other Mid-Atlantic	1	168	0.1%	11,897	93.2%	994
Southeastern Region
Tampa, FL	10	3,452	4.0%	319,670	96.1%	1,019
Orlando, FL	11	3,167	3.4%	275,657	95.5%	946
Nashville, TN	8	2,260	2.3%	183,175	97.0%	920
Other Florida	1	636	1.0%	77,985	94.7%	1,240
Southwestern Region
Dallas, TX	8	2,725	3.5%	283,513	96.2%	995
Austin, TX	1	390	0.8%	60,580	95.4%	1,235
Total/Average Same Communities	122	33,823	58.6%	4,718,216	95.4%	$1,302
Non Matures, Commercial Properties & Other	35	12,146	38.6%	3,109,213
Total Real Estate Held for Investment	157	45,969	97.2%	7,827,429
Real Estate Under Development (b)	—	—	2.8%	225,817
Total Real Estate Owned	157	45,969	100.0%	8,053,246
Total Accumulated Depreciation				(1,863,872)
Total Real Estate Owned, Net of Accumulated Depreciation				$6,189,374

(a)	Total Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.

(b)	The Company is currently developing five wholly-owned communities with 1,748 apartment homes, none of which have been completed.
We report in two segments: Same Communities and Non-Mature/Other Communities. Our Same Communities segment includes those communities acquired, developed, and stabilized prior to January 1, 2011 and held as of March 31, 2012. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months. Our Non-Mature/Other Communities segment includes those communities that were acquired or developed in 2010 or 2011, sold properties, redevelopment properties, properties classified as real estate held for sale, joint venture properties, and the non-apartment components of mixed use properties.

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

In March 2011, the Company entered into an equity distribution agreement under which the Company could offer and sell up to 20 million shares of its common stock over time to or through its sales agents. In September 2011, the Company entered into a new equity distribution agreement in connection with filing a new registration statement on Form S-3. The new equity distribution agreement replaced the March 2011 agreement, and no material changes were made to the equity distribution agreement. During the three months ended March 31, 2012, we sold 8,569,969 shares of common stock through this program for aggregate gross proceeds of approximately $220.2 million at a weighted average price per share of $25.69. (inclusive of 594,956 shares of common shares sold prior to and settled subsequent to March 31, 2012). Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $4.4 million, were approximately $215.8 million, and were used to fund development and redevelopment activities, for working capital and for general corporate purposes.
On April 4, 2012, the Company entered into an equity distribution agreement, under which the Company may offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents. The Company will pay compensation for sales of the shares equal to 2% of the gross sales price per share of shares sold through its sales agents. Proceeds from the sale of shares through this program are expected to fund development and redevelopment activities, for working capital and for general corporate purposes.

On January 10, 2012, the Company issued $400 million aggregate principal amount of 4.625% Medium Term Notes due January 2022. Interest is payable semiannually beginning in July 2012. The notes were priced at 99.100% of the principal amount plus accrued interest from January 10, 2012 to yield 4.739% to maturity. The notes are fully and unconditionally guaranteed by the Operating Partnership.
Future Capital Needs
Future development and redevelopment expenditures may be funded through unsecured or secured credit facilities, proceeds from the issuance of equity or debt securities, the sale of properties and, to a lesser extent, with cash flows provided by operating activities. Acquisition activity in strategic markets may be funded through joint ventures, by the reinvestment of proceeds from the sale of properties, through the issuance of equity or debt securities, the issuance of operating partnership units, and the assumption or placement of secured and/or unsecured debt.
During the remainder of 2012, we have approximately $201.7 million of secured debt maturing, inclusive of principal amortization and net of extension rights of $59.5 million and no unsecured debt maturing. We anticipate repaying that debt with cash flow from our operations, debt and equity offerings, proceeds from the sale of properties, and by exercising extension rights with respect to the secured debt.

Critical Accounting Policies and Estimates
Our critical accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to (1) capital expenditures, (2) impairment of long-lived assets, (3) real estate investment properties, and (4) revenue recognition.
Our other critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in UDR’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012. There have been no significant changes in our critical accounting policies from those reported in our Form 10-K filed with the SEC on February 27, 2012. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.
Statements of Cash Flow
The following discussion explains the changes in net cash provided by operating activities, net cash used in investing activities, and net cash provided by financing activities that are presented in our Consolidated Statements of Cash Flows.
Operating Activities
For the three months ended March 31, 2012, our net cash flow provided by operating activities was $70.0 million compared to $48.0 million for the comparable period in 2011. The increase in cash flow from operating activities is primarily due to an increase in property net operating income from our apartment community portfolio, which was partially offset by changes in operating assets and operating liabilities.
Investing Activities
For the three months ended March 31, 2012, net cash used in investing activities was $224.4 million compared to $56.9 million for the comparable period in 2011. The change in cash used for investing activities was due to changes in the level of investment activities, which reflect our strategy as it relates to our investments in joint ventures, dispositions, capital expenditures, and development activities, all of which are discussed in further detail throughout this Report.
Dispositions
During the three months ended March 31, 2012, the Company sold six communities with 1,576 apartment homes. The Company had 14 communities with 4,918 apartment homes that met the criteria to be classified as held for sale and included in discontinued operations at March 31, 2012. The Company did not dispose of any communities during the three months ended March 31, 2011.
Our long-term strategic plan is to continue achieving greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been seeking to expand our interests in communities located in Boston, California, Metropolitan Washington D.C., New York, and Washington state markets over the past years. Prospectively, we plan to channel new investments into those markets we believe will provide the best investment returns. Markets will be targeted based upon defined criteria including above average job growth, low single family home ownership affordability and limited new supply for multifamily housing, which are three key drivers to strong rental growth.
Capital Expenditures
In conformity with GAAP, we capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.
During the three months ended March 31, 2012, $11.0 million or $233 per stabilized home was spent on recurring capital expenditures. These include revenue enhancing capital expenditures, exterior/interior upgrades, turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as exterior paint, roofs, siding, parking lots, and asset preservation capital expenditures. In addition, major renovations totaled $15.5 million for the three months ended March 31, 2012. Total capital expenditures, which in aggregate include recurring capital expenditures and major renovations, of $26.5 million or $563 per stabilized home was spent on all of our communities, excluding development and commercial properties, for the three months ended March 31, 2012.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, and commercial properties, for the three months ended March 31, 2012 and 2011:

				Per Home
	Three Months Ended March 31,			Three Months Ended March 31,
	(dollars in thousands)
	2012	2011	% Change	2012	2011	% Change
Revenue enhancing improvements	$3,264	$1,116	192.5%	$69	$24	187.5%
Turnover capital expenditures	2,887	2,421	19.2%	61	52	17.3%
Asset preservation expenditures	4,843	3,167	52.9%	103	67	53.7%
Total recurring capital expenditures	10,994	6,704	64.0%	$233	143	62.9%
Major renovations	15,497	7,102	118.2%	330	151	118.5%
Total capital expenditures	$26,491	$13,806	91.9%	$563	$294	91.5%
Repair and maintenance expense	$8,908	$8,697	2.4%	$189	$185	2.2%
Average stabilized home count	47,019	46,986
We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2012 are currently expected to be approximately $1,150 per home.
Development
At March 31, 2012, our development pipeline for wholly-owned communities totaled 1,748 homes with a budget of $601.1 million in which we have a carrying value of $225.8 million. We anticipate the completion of these communities through the fourth quarter of 2013.
Consolidated Joint Ventures
In 2011, the Company invested in a joint venture with an unaffiliated third party to acquire and redevelop an existing commercial property into a 173 apartment home community in Orange County, California. At closing the Company contributed $9.0 million and at March 31, 2012, UDR owned a 90% controlling interest in the investment. Under the terms of the operating agreement, our partner is required to achieve certain criteria as it relates to the entitlement process. If the criteria are met on or before 730 days after the site plan application is deemed complete by the city, the Company is obligated to contribute an additional $3.0 million to the joint venture for distribution to our partner. At the acquisition date, the Company accrued and capitalized $3.0 million related to the contingent consideration, which represents the difference between fair value of the property of $9.8 million on the formation date and the estimated fair value of the underlying property upon completion of the entitlement process of $12.8 million. The Company estimated the fair value based on Level 3 inputs utilized in a third party valuation.
Unconsolidated Joint Ventures
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures consisting of our proportionate share of the net earnings or loss of the joint ventures. In addition, we may earn fees for providing management services to the unconsolidated joint ventures. As of March 31, 2012, UDR had investments in the following unconsolidated joint ventures which are accounted for under the equity method of accounting.
In 2010, the Company acquired The Hanover Company’s (“Hanover”) partnership interests in the Hanover/MetLife Master Limited Partnership (“UDR/MetLife I”) at a cost of $100.8 million. UDR/MetLife I currently owns a portfolio of 19 operating communities containing 3,930 apartment homes and 10 land parcels with the potential to develop approximately 2,000 additional apartment homes. Under the terms of UDR/MetLife I, UDR acts as the general partner with significant participating rights held by our partner, and earns fees for property and asset management and financing transactions.

UDR has a weighted average ownership interest of 12.6% in the operating communities and 4.0% in the land parcels. Our initial investment of $100.8 million consisted of $71.8 million in cash, which included associated transaction costs, and a $30 million payable (includes present value discount of $1 million) to Hanover. UDR agreed to pay the $30 million balance to Hanover in two interest free installments in the amounts of $20 million (paid in 2011) and $10 million on the first and second anniversaries of the closing, respectively. The $30 million payable was recorded at its present value of $29 million using an effective interest rate of 2.67%. At March 31, 2012 and December 31, 2011, the net carrying value of the payable was $9.9 million and $9.8 million, respectively. Interest expense of $66,000 and $195,000 was recorded during the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012 and December 31, 2011, the Company’s investment was $99.9 million and $133.8 million, respectively.
UDR’s total cost of its equity investment of $100.8 million differed from the proportionate share in the underlying net assets of UDR/MetLife I of $111.4 million. The difference of $10.6 million was attributable to certain assets and adjustments that were allocated to UDR’s proportionate share in UDR/MetLife I’s buildings of $8.4 million, land of $3.9 million, and $(1.6) million of lease intangible assets. With the exception of land, the difference related to buildings is accreted and recorded as a component of loss from unconsolidated entities over 45 years and the difference related to lease intangible assets is amortized and recorded as a component of loss from unconsolidated entities over 11 months with the offset to the Company’s carrying value of its equity investment. During the three months ended March 31, 2012 and 2011, the Company recorded $46,000 of net accretion and $396,000 of net amortization, respectively.
In connection with the purchase of Hanover’s interests in UDR/MetLife I, UDR agreed to indemnify Hanover from liabilities arising from Hanover’s guaranty of $506 million in loans ($51.0 million outstanding at March 31, 2012) which are secured by a security interest in the operating communities subject to the respective loans. The loans are to the sub-tier partnerships which own the 19 operating communities. The Company anticipates that the remaining $51.0 million will be refinanced by UDR/MetLife I over the next twelve months.

On January 12, 2012, the Company formed a new real estate joint venture, UDR/MetLife II, with MetLife wherein each party owns a 50% interest in a $1.3 billion portfolio of 12 operating communities containing 2,528 apartment homes. The twelve communities in the joint venture include 7 from UDR/MetLife I while the remaining 5 operating communities were newly acquired by UDR/MetLife II. The newly acquired communities, collectively known as Columbus Square, are recently developed, high-rise apartment buildings located on the Upper West Side of Manhattan and were purchased for $637.5 million. The Company serves as the general partner with significant participating rights held by our partner. The Company earns property management, asset management and financing fees. Our initial investment was $327.1 million, which consisted of $293.5 million of cash paid and $33.6 million of our equity in the 7 communities transferred from UDR/MetLife I. (Of the $293.5 million of cash paid for its investment, the Company paid $80.4 million of purchase deposits for the acquisition of Columbus Square in 2011.) Our investment was $326.4 million at March 31, 2012, respectively.
On January 9, 2012, the Company formed a joint venture to acquire land for future development in San Francisco, California. At March 31, 2012, UDR owned a noncontrolling interest of 92.5% in the joint venture. Our initial investment was $37.3 million and our investment at March 31, 2012 was $37.6 million.
The Company is a partner in a joint venture to develop a 240-home community in Stoughton, Massachusetts. At March 31, 2012 and December 31, 2011, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $10.0 million. Our investment at March 31, 2012 and December 31, 2011 was $17.1 million and $17.2 million, respectively.
The Company is a partner in a joint venture to develop a 263-home community in San Diego, California. At March 31, 2012 and December 31, 2011, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $9.9 million. Our investment at March 31, 2012 and December 31, 2011 was $17.7 million and $12.1 million, respectively.
The Company is a partner in a joint venture to develop a 256-home community in College Park, Maryland. At March 31, 2012 and December 31, 2011, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $7.1 million. Our investment at March 31, 2012 and December 31, 2011 was $11.0 million and $8.6 million, respectively.
UDR is a partner with an unaffiliated third party, which formed a joint venture for the investment of up to $450 million in multifamily properties located in key, high barrier to entry markets. The partners will contribute equity of $180 million of which the Company’s maximum equity will be 30% or $54 million when fully invested. The joint venture owns and operates three communities (660 homes) in Metropolitan Washington D.C. At March 31, 2012 and December 31, 2011, the Company owned a 30% interest in the joint venture. Our investment at March 31, 2012 and December 31, 2011 was $33.1 million and $34.1 million, respectively.

UDR is a partner with an unaffiliated third party which owned and operated 10 operating properties located in Texas (3,992 homes) at March 31, 2012. UDR contributed cash and a property equal to 20% of the fair value of the properties. The unaffiliated member contributed cash equal to 80% of the fair value of the properties comprising the joint venture, which was then used to purchase the nine operating properties from UDR. Our initial investment was $20.4 million. Our investment at March 31, 2012 and December 31, 2011 was $6.1 million and $7.1 million, respectively. On April 27, 2012, the Company acquired the remaining 80% ownership interests in2 apartment communities (633 homes) for $11.7 million from its partner in the joint venture.
For additional information regarding these joint ventures, see Note 5, Joint Ventures, in the Consolidated Financial Statements of UDR, Inc. included in this Report.
Financing Activities
For the three months ended March 31, 2012, our net cash provided by financing activities was $145.4 million compared to $11.1 million for the comparable period of 2011.
The following significant financing activities occurred during the three months ended March 31, 2012:

•	repaid $73.0 million of secured debt. The $73.0 million of secured debt includes $186,000 of construction loans, repayment of $40.2 million of credit facilities and $32.6 million of mortgage payments;

•
repaid $324.0 million of unsecured debt, which includes $100 million of 5.00% Medium Term Notes due January 2012, and net payments of $224.0 million were applied toward the Company’s $900 million revolving credit facility;

•	issued $400 million in 4.625% Medium Term Notes due January 2022 with a discount of $3.6 million;

•
in March 2011, the Company entered into an equity distribution agreement under which the Company could offer and sell up to 20 million shares of its common stock over time to or through its sales agents. In September 2011, the Company entered into a new equity distribution agreement in connection with filing a new registration statement on Form S-3. The new equity distribution agreement replaced the March 2011 agreement, and no material changes were made to the equity distribution agreement. During the three months ended March 31, 2012, we sold 8,569,969 shares of common stock through this program for aggregate gross proceeds of approximately $220.2 million at a weighted average price per share of $25.69. (inclusive of 594,956 shares of common shares sold prior to and settled subsequent to March 31, 2012). Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $4.4 million, were approximately $215.8 million.

•
in April 2012, the Company entered into an equity distribution agreement, under which the Company may offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents. The Company will pay compensation for sales of the shares equal to 2% of the gross sales price per share of shares sold through its sales agents.

Credit Facilities
As of March 31, 2012, we have secured credit facilities with Fannie Mae with an aggregate commitment of $1.2 billion with $1.0 billion outstanding. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. We have $743.8 million of the funded balance fixed at a weighted average interest rate of 5.14% and the remaining balance on these facilities is currently at a weighted average variable rate of 1.77%.

As of March 31, 2012, we have a $900 million unsecured revolving credit facility that matures in October 2015. The credit facility has a one-year extension option, and contains an accordion feature that allows us to increase the facility to $1.35 billion. Based on the Company's current credit ratings, the credit facility carries an interest rate equal to LIBOR plus a spread of 122.5 basis points and a facility fee of 22.5 basis points. As of March 31, 2011, we had $197.0 million of borrowings under the credit facility, leaving $703.0 million of unused capacity (excluding $5.0 million of letters of credit at March 31, 2012).
The Fannie Mae credit facilities and the bank revolving credit facility are subject to customary financial covenants and limitations.

Derivative Instruments
As part of UDR’s overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. UDR’s derivative transactions used for interest rate risk management include interest rate swaps with indexes that relate to the pricing of specific financial instruments of UDR. We believe that we have appropriately controlled our interest rate risk through the use of derivative instruments to minimize any unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three months ended March 31, 2012 (see Note 11, Derivatives and Hedging Activity in the Consolidated Financial Statements of UDR, Inc. included in this Report).
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
Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance and defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. UDR has chosen to exclude a one-time taxable benefit from a subsidiary. The benefit has been excluded from FFO due to its nonrecurring nature (reversal of a deferred tax valuation allowance). The use of FFO, combined with the required presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. We generally consider FFO to be a useful measure for reviewing our comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO can help one compare the operating performance of a Company’s real estate between periods or as compared to different companies. We believe that FFO is the best measure of economic profitability for real estate investment trusts.

The following table outlines our FFO calculation and reconciliation to GAAP for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Net income/(loss) attributable to UDR, Inc.	$83,156	$(27,875)
Distributions to preferred stockholders	(2,308)	(2,368)
Real estate depreciation and amortization, including discontinued operations	94,247	84,115
Non-controlling interest	3,472	(781)
Real estate depreciation and amortization on unconsolidated joint ventures	7,423	2,848
Net gain on the sale of depreciable property in discontinued operations, excluding RE3	(80,525)	(41)
Tax benefit of taxable REIT subsidiary	(22,876)	—
Funds from operations (“FFO”) — basic	$82,589	$55,898
Distribution to preferred stockholders — Series E (Convertible)	931	931
Funds from operations — diluted	$83,520	$56,829
FFO per common share — basic	$0.36	$0.30
FFO per common share — diluted	$0.35	$0.30
Weighted average number of common shares and OP Units outstanding — basic	230,921	187,593
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	235,916	192,511
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

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (shares in thousands):

	Three Months Ended March 31,
	2012	2011
Weighted average number of common shares and OP units outstanding basic	230,921	187,593
Weighted average number of OP units outstanding	(9,421)	(5,062)
Weighted average number of common shares outstanding - basic per the Consolidated Statements of Operations	221,500	182,531
Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	235,916	192,511
Weighted average number of OP units outstanding	(9,421)	(5,062)
Weighted average incremental shares from assumed conversion of stock options	(1,219)	(1,276)
Weighted average incremental shares from unvested restricted stock	(740)	(606)
Weighted average number of Series E preferred shares outstanding	(3,036)	(3,036)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	221,500	182,531
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

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$70,014	$47,953
Net cash used in investing activities	(224,353)	(56,858)
Net cash provided by financing activities	145,394	11,111
Results of Operations
The following discussion includes the results of both continuing and discontinued operations for the periods presented.
Net Income/(Loss) Attributable to Common Stockholders
Net income attributable to common stockholders was $80.8 million ($0.37 per diluted share) for the three months ended March 31, 2012 as compared to a net loss of $30.2 million ($(0.17) per diluted share) for the comparable period in the prior year. The increase in net income attributable to common stockholders for the three months ended March 31, 2012 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	an increase in net gains on the sale of depreciable property primarily related to the disposition of six communities during the three months ended March 31, 2012;

•	an increase in income tax benefit of taxable REIT subsidiary resulting from the reversal of a net deferred tax asset valuation allowance during the three months ended March 31, 2012; and

•	an increase in our net operating income primarily due to the Company's acquisition of eight operating communities in the second and third quarters of 2011.
These were partially offset by an increase in depreciation expense primarily due to the Company’s acquisitions and development and redevelopment activities during 2011 and the first quarter of 2012.

Apartment Community Operations
Our net operating income is primarily generated from the operation of our apartment communities. The following table summarizes the operating performance of our total apartment portfolio (which includes discontinued operations) and excludes commercial operating income and expense for each of the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2012	2011	% Change
Property rental income	$185,422	$167,881	10.4%
Property operating expense (a)	(60,695)	(58,620)	3.5%
Property net operating income (“NOI”)	$124,727	$109,261	14.2%

(a)	Excludes depreciation, amortization, and property management expenses.
The following table is our reconciliation of property NOI to net income/(loss) attributable to UDR as reflected, for both continuing and discontinued operations, for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Property net operating income	$124,727	$109,261
Other net operating income	3,387	1,536
Non-property income	3,683	4,536
Real estate depreciation and amortization	(94,247)	(84,115)
Interest expense	(34,745)	(40,717)
General and administrative and property management	(14,586)	(15,364)
Other depreciation and amortization	(918)	(1,043)
Other operating expenses	(1,383)	(1,459)
Loss from unconsolidated entities	(2,691)	(1,332)
Tax benefit of taxable REIT subsidiary	22,876	—
Redeemable non-controlling interests in OP	(3,420)	832
Non-controlling interests	(52)	(51)
Net gain on sale of properties	80,525	41
Net income/(loss) attributable to UDR, Inc.	$83,156	$(27,875)
Same Communities
Our same community properties (those acquired, developed, and stabilized prior to January 1, 2011 and held on March 31, 2012) consisted of 33,823 apartment homes and provided 69% of our total NOI for the three months ended March 31, 2012.
NOI for our same community properties increased 8.1% or $6.4 million for the three months ended March 31, 2012 compared to the same period in 2011. The increase in property NOI was attributable to a 5.3% or $6.4 million increase in property rental income and a 0.2% or $66,000 decrease in operating expenses. The increase in revenues was primarily driven by a 4.6% or $5.4 million increase in rental rates and a 11.3% or $975,000 increase in reimbursement and fee income. Physical occupancy decreased 0.3% to 95.4% and total monthly income per occupied home increased 5.6% to $1,302.
The decrease in operating expenses was primarily driven by a 8.3% or $861,000 decrease in personnel costs and a 5.0% or $342,000 decrease in utilities, which was offset by a 7.3% or $898,000 increase in taxes, a 5.0% or $127,000 increase in administrative and marketing costs, a 4.3% or $89,000 increase in insurance costs, and 0.3% or $22,000 increase in repairs and maintenance costs.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 67.9% for the three months ended March 31, 2012 as compared to 66.1% for the comparable period in 2011.
Non-Mature/Other Communities
The remaining $39.2 million or 31% of our total NOI during the three months ended March 31, 2012 was generated from our “non-mature communities.” UDR’s non-mature communities consist of communities that do not meet the criteria to be included in same communities, which includes communities developed or acquired, redevelopment properties, sold properties, non-apartment components of mixed use properties, and properties classified as real estate held for disposition. For the three months ended March 31, 2012, we recognized NOI from our developments of $1.4 million, our sold or held for sale communities of $11.2 million, communities acquired in 2011 of $13.6 million, and redeveloped properties of $11.9 million.
Other Income
During the three months ended March 31, 2012 and 2011, other income on continuing operations includes fees earned from the Company’s joint ventures of $3.0 million and $1.3 million, respectively. During the three months ended March 31, 2011, other income also includes a gain of $3.1 million from the sale of marketable securities for $3.5 million.
Real Estate Depreciation and Amortization
For the three months ended March 31, 2012, real estate depreciation and amortization on both continuing and discontinued operations increased 12.0% or $10.1 million as compared to the comparable periods in 2011. The increase in depreciation and amortization for the three months ended March 31, 2012 is primarily the result of the acquisition of five apartment communities during the second quarter of 2011 and three apartment communities during the third quarter of 2011, development and redevelopment activity during 2011 and 2012, and additional capital expenditures. As part of the Company’s acquisition activity a portion of the purchase price is attributable to the fair value of in-place lease intangible assets which are typically amortized over a period of less than one year.
Interest Expense
For the three months ended March 31, 2012, interest expense on both continuing and discontinued operations decreased 14.7% or $6.0 million as compared to the comparable period in 2011. This decrease in interest expense was primarily due to the write off of fair market value adjustment on early debt extinguishment during the three months ended March 31, 2012.

Tax Benefit of Taxable REIT Subsidiary

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

Prior to 2012, the TRS had a history of losses and, as a result,  has historically recognized a valuation allowance for net deferred tax assets.  Each quarter, the Company evaluates the need to retain all or a portion of the valuation allowance on its net deferred tax assets.  During the three months ended March 31, 2012, the Company determined that it is more likely than not that the deferred tax assets, including any remaining net operating losses, will be realized.  In making this determination, the Company analyzed, among other things, its recent history of earnings, forecasts of future earnings from the sale of depreciable property, and its cumulative earnings for the last twelve quarters. For the three months March 31, 2012, the Company recognized an income tax benefit of taxable REIT subsidiary resulting from the reversal of a net deferred tax asset valuation allowance of $22.9 million.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, the majority of our leases are for a term of fourteen months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three months months ended March 31, 2012.

Off-Balance Sheet Arrangements
In 2010, the Company acquired The Hanover Company’s (“Hanover”) partnership interests in the Hanover/MetLife Master Limited Partnership (“UDR/MetLife I”) at a cost of $100.8 million. UDR/MetLife I owns a portfolio of 19 operating communities containing 3,930 apartment homes and 10 land parcels with the potential to develop approximately 2,000 additional apartment homes. Under the terms of UDR/MetLife I, UDR acts as the general partner and earns fees for property and asset management and financing transactions.
In connection with the purchase of Hanover’s interests in UDR/MetLife I, UDR agreed to indemnify Hanover from liabilities arising from Hanover’s guaranty of $506 million in loans ($51.0 million outstanding at March 31, 2012) which are secured by a security interest in the operating communities subject to the respective loans. The loans are to the sub-tier partnerships which own the 19 operating communities. The Company anticipates that the remaining $51.0 million will be refinanced by UDR/MetLife I over the next twelve months.
We do not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.
UNITED DOMINION REALTY, L.P.:
Business Overview
United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”), is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act (as amended from time to time, or any successor to such statute, the “Act”). The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At March 31, 2012, the Operating Partnership’s real estate portfolio included 77 communities located in eight states plus the District of Columbia, with a total of 23,160 apartment homes.
As of March 31, 2012, UDR owned 110,883 units of our general limited partnership interests and 174,749,068 units of our limited partnership interests (the “OP Units”), or approximately 94.9% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries. We refer to our General Partner together with its consolidated subsidiaries (including us) and the General Partner’s consolidated joint ventures as “UDR” or the “General Partner.”
UDR operates as a self-administered real estate investment trust, or REIT. UDR focuses on owning, acquiring, renovating, developing, and managing apartment communities nationwide. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in September 2003. At March 31, 2012, the General Partner’s consolidated real estate portfolio included 157 communities located in 11 states and the District of Columbia with a total of 45,969 apartment homes. In addition, the General Partner has an ownership interest in 44 communities with 11,110 completed apartment homes through unconsolidated joint ventures.

The following table summarizes our market information by major geographic markets as of March 31, 2012.

		As of March 31, 2012			Three Months Ended March 31, 2012
Same Communities	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Total Income per Occupied Home (a)
Western Region
Orange Co, CA	8	2,935	12.0%	$505,576	94.5%	$1,557
San Francisco, CA	6	1,453	8.3%	352,487	96.1%	2,284
Monterey Peninsula, CA	7	1,565	3.7%	154,634	92.0%	1,067
Seattle, WA	5	932	4.9%	208,714	95.7%	1,330
Los Angeles, CA	3	463	3.0%	125,235	94.8%	1,800
Sacramento, CA	2	914	1.6%	69,205	91.2%	894
Portland, OR	3	716	1.7%	70,494	93.7%	1,025
Inland Empire, CA	1	414	1.6%	69,636	95.5%	1,524
San Diego, CA	2	366	1.3%	55,820	94.2%	1,377
Mid-Atlantic Region
Metropolitan DC	7	2,378	13.0%	550,968	96.3%	1,807
Baltimore, MD	5	994	3.5%	147,401	95.8%	1,373
Southeastern Region
Nashville, TN	6	1,612	3.1%	129,114	97.0%	894
Tampa, FL	3	1,154	2.6%	111,478	96.2%	1,066
Other Florida	1	636	1.9%	77,985	94.7%	1,240
Southwestern Region
Dallas, TX	2	1,348	4.4%	184,598	95.4%	1,240
Total/Average Same Communities	61	17,880	66.6%	2,813,345	95.0%	$1,407
Non Matures, Commercial Properties & Other	16	5,280	33.4%	1,409,778
Total Real Estate Held for Investment	77	23,160	100.0%	4,223,123
Total Accumulated Depreciation				(1,023,610)
Total Real Estate Owned, Net of Accumulated Depreciation				$3,199,513

(a)	Total Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.
We report in two segments: Same Communities and Non-Mature/Other Communities. Our Same Communities segment includes those communities acquired, developed, and stabilized prior to January 1, 2011, and held as of March 31, 2012. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months. Our Non-Mature/Other Communities segment includes those communities that were acquired or developed in 2010 or 2011, sold properties, redevelopment properties, properties classified as real estate held for sale, joint venture properties, and the non-apartment components of mixed use properties.
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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and borrowings allocated to us under the General Partner’s credit agreements. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities and potential property acquisitions through borrowings and the disposition of properties. We believe that our net cash provided by operations and borrowings will continue to be adequate to meet both operating requirements and the payment of distributions. Likewise, the budgeted expenditures for improvements and renovations of certain properties are expected to be funded from property operations, and borrowings allocated to us under the General Partner’s credit agreements the Operating Partnership is a party to.
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
During the remainder of 2012, the Operating Partnership has approximately $115.0 million of secured debt maturing, inclusive of principal amortization and net of extension rights of $59.5 million. We anticipate that we will repay that debt with operating cash flows, proceeds from borrowings allocated to us under our General Partner’s credit agreements, or by exercising extension rights on such secured debt, as applicable. The repayment of debt will be recorded as an offset to the “Receivable due from General Partner”.
Critical Accounting Policies and Estimates
Our critical accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to (1) capital expenditures, (2) impairment of long-lived assets, (3) real estate investment properties, and (4) revenue recognition.
Our other critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in UDR’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012. There have been no significant changes in our critical accounting policies from those reported in our Form 10-K filed with the SEC on February 27, 2012. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.
Statements of Cash Flows for the Three Months Ended March 31, 2012
The following discussion explains the changes in net cash provided by operating activities, and net cash used in investing activities, and provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011.
Operating Activities
For the three months ended March 31, 2012, net cash flow provided by operating activities was $45.6 million compared to $43.6 million for the comparable period in 2011. The increase in net cash flow from operating activities was primarily due to an increase in property net operating income from our apartment community portfolio, which was partially offset by changes in operating assets and operating liabilities.
Investing Activities
For the three months ended March 31, 2012, net cash used in investing activities was $17.9 million compared to $28.7 million for the comparable period in 2011. Changes in the level of investment activities from period to period reflect our strategy as it relates to acquisitions and capital expenditures.
Acquisitions and Dispositions
The Operating Partnership did not acquire or dispose of any communities during the three months ended March 31, 2012 and 2011.
The Operating Partnership’s long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been seeking to expand our interests in communities located in Boston, California, Metropolitan Washington D.C., New York, and the Washington state markets over the past years. Prospectively, we plan to continue to channel new investments into those markets we believe will continue to provide the best investment returns. Markets will be targeted based upon defined criteria including above average job growth, low single-family home affordability and limited, new supply for multifamily housing, which are three key drivers to strong rental growth.
Financing Activities
For the three months ended March 31, 2012, our net cash used in financing activities was $27.4 million compared to $14.3 million for the comparable period of 2011. The increase in cash used in financing activities was primarily due to payments to the General Partner and an increase in payments on secured debt, partially offset by proceeds from the issuance of secured debt.
Credit Facilities
As of March 31, 2012, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $1.2 billion with $1.0 billion outstanding. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at the General Partner’s option. At March 31, 2012, $743.8 million of the funded balance was fixed at a weighted average interest rate of 5.14% and the remaining balance on these facilities was at a weighted average variable rate of 1.77%. At March 31, 2012, $659.0 million of these credit facilities are allocated to the Operating Partnership based on the ownership of the assets securing the debt.
The Operating Partnership is a guarantor on the General Partner’s $250 million term loan due January 2016, $100 million term loan due December 2016, $300 million of medium-term notes due June 2018, and $400 million of medium-term notes due January 2022. At March 31, 2012 and December 31, 2011, the Operating Partnership guaranteed the General Partner’s unsecured credit facility, with an aggregate borrowing capacity of $900 million. The outstanding balance under the unsecured credit facility was $197.0 million and $421.0 million at March 31, 2012 and December 31, 2011, respectively.
The credit facilities are subject to customary financial covenants and limitations.
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $261.1 million in variable rate debt that is not subject to interest rate swap contracts as of March 31, 2012. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $2.6 million based on the balance at March 31, 2012.
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
Results of Operations for the Three Months Ended March 31, 2012
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, and includes the results of both continuing and discontinued operations for the periods presented.
Net Loss Attributable to OP Unitholders
Net loss attributable to OP unitholders was $6.9 million ($(0.04) per OP unit) for the three months ended March 31, 2012 as compared to $2.0 million ($(0.01) per OP unit) for the comparable period in the prior year. The increase in net loss attributable to OP unit holders resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	an increase in depreciation expense primarily due to the Operating Partnership’s acquisitions of three operating communities in April 2011 and one operating community in August 2011; and

•	an increase in interest expense related to debt assumed on certain acquisitions in April 2011.

These changes were partially offset by:

•	an increase in net operating income primarily due to these community acquisitions.
Apartment Community Operations
Our net income is primarily generated from the operation of our apartment communities.
The following table summarizes the operating performance of our total portfolio (which includes discontinued operations) for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012	2011	% Change
Property rental income	$99,268	$89,829	10.5%
Property operating expense (a)	(29,730)	(30,317)	(1.9)%
Property net operating income (“NOI”)	$69,538	$59,512	16.8%

(a)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of property NOI to net loss attributable to OP unit holders as reflected, for both continuing and discontinued operations, for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Property net operating income	$69,538	$59,512
Real estate depreciation and amortization	(51,677)	(41,158)
Interest	(12,970)	(11,950)
General and administrative and property management	(7,650)	(7,050)
Other operating expenses	(4,049)	(1,358)
Net gain on sale of real estate	(84)	—
Non-controlling interests	(34)	(27)
Net loss attributable to OP unitholders	$(6,926)	$(2,031)
Same Store Communities
Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011
Our same store communities (those acquired, developed, and stabilized prior to January 1, 2011 and held on March 31, 2012) consisted of 17,880 apartment homes and provided 70.7% of our total NOI for the three months ended March 31, 2012
NOI for our same store community properties increased 7.8% or $3.6 million for the three months ended March 31, 2012 compared to the same period in 2011. The increase in property NOI was primarily attributable to a 5.5% or $3.8 million increase in total revenue, which was partially offset by a 0.8% or $181,000 increase in operating expenses. The increase in revenues was primarily driven by a 5.6% or $3.7 million increase in rental rates and an 11.3% or $561,000 increase in fee and reimbursement income. Physical occupancy decreased 0.5% to 95.0% and total income per occupied home increased $81 to $1,407 for the three months ended March 31, 2012 compared to the same period in 2011.
The increase in property operating expenses was primarily driven by an 8.3% increase of $600,000 in taxes, which was partially offset by a 7.5% or $417,000 decrease in personnel costs.
As a result of the percentage changes in property rental income, the operating margin (property net operating income divided by property rental income) was 68.6% for the three months ended March 31, 2012 as compared to 67.1% for the comparable period in 2011.
Non-Mature/Other Communities
Three months Ended March 31, 2012
The remaining $20.4 million or 29.3% of our total NOI during the three months ended March 31, 2012, was generated from communities that we classify as “non-mature communities.” The Operating Partnership’s non-mature communities consist of communities that do not meet the criteria to be included in same store communities, which includes communities developed or acquired, redevelopment properties, sold properties, non-apartment components of mixed use properties, and properties classified as real estate held for disposition. For the three months ended March 31, 2012, we recognized NOI from our acquired communities of $9.2 million, NOI from our redevelopment properties of $6.7 million and NOI from our held for disposition communities of $2.3 million.
Real Estate Depreciation and Amortization
For the three months ended March 31, 2012 and 2011, real estate depreciation and amortization from continuing and discontinued operations increased by 25.6% or 10.5 million. The increase in depreciation and amortization for the three months ended March 31, 2012 is primarily the result of the acquisitions of four apartment home communities in 2011. As part of the Company’s acquisition activity a portion of the purchase price is attributable to the fair value of intangible assets which are typically amortized over a period of less than one year.
Interest Expense
For the three months ended March 31, 2012, interest expense from continuing and discontinued operations increased by 8.5% or $1.0 million. This increase is primarily due to an increase in secured debt due to acquisitions and an increase in interest rates on secured debt.
Income from Discontinued Operations
For the three months ended March 31, 2012 and 2011, we recognized $922,000 and $2.0 million, respectively, related to four communities with 1,314 apartment homes which are classified as held for sale at March 31, 2012, and included in discontinued operations for the three month periods ending March 31, 2012 and 2011. The three months period ending March 31, 2011 also includes eight communities sold in 2011.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three month period ended March 31, 2012 and 2011.
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
See our Annual Report on Form 10-K for the year ended December 31, 2011 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2012, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

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
As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.

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
Risks Related to Our Real Estate Investments and Our Operations
Unfavorable Apartment Market and Economic Conditions Could Adversely Affect Occupancy Levels, Rental Revenues and the Value of Our Real Estate Assets. Unfavorable market conditions in the areas in which we operate and unfavorable economic conditions generally may significantly affect our occupancy levels, our rental rates and collections, the value of the properties and our ability to strategically acquire or dispose of apartment communities on economically favorable terms. Our ability to lease our properties at favorable rates is adversely affected by the increase in supply in the multifamily market and is dependent upon the overall level in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, the downturn in the housing market, stock market volatility and uncertainty about the future. Some of our major expenses, including mortgage payments and real estate taxes, generally do not decline when related rents decline. We would expect that declines in our occupancy levels, rental revenues and/or the values of our apartment communities would cause us to have less cash available to pay our indebtedness and to distribute to UDR's stockholders, which could adversely affect our financial condition and the market value of our securities. Factors that may affect our occupancy levels, our rental revenues, and/or the value of our properties include the following, among others:

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
If an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Material losses in excess of insurance proceeds may occur in the future. If one or more of our significant properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our cash flow and ability to make distributions to UDR's stockholders.
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
We May Experience a Decline in the Fair Value of Our Assets and Be Forced to Recognize Impairment Charges, Which Could Materially and Adversely Impact Our Financial Condition, Liquidity and Results of Operations and the Market Price of UDR's Common Stock. A decline in the fair value of our assets may require us to recognize an impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we are required to recognize asset impairment charges in the future, these charges could materially and adversely affect our financial condition, liquidity, results of operations and the per share trading price of UDR's common stock.
Any Material Weaknesses Identified in Our Internal Control Over Financial Reporting Could Have an Adverse Effect on UDR's Stock Price. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting. If we identify one or more material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on UDR's stock price.
Our Business and Operations Would Suffer in the Event of System Failures. Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war, and telecommunication failures. We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and keeping of records, which may include personal identifying information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. Although we take steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems' improper functioning, or the improper disclosure of personally identifiable information, such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.
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
We are monitoring the SEC's activity with respect to the proposed adoption of IFRS by United States public companies. It is unclear at this time how the SEC will propose that GAAP and IFRS be harmonized if the proposed change is adopted. In addition, switching to a new method of accounting and adopting IFRS will be a complex undertaking. We may need to develop new systems and controls based on the principles of IFRS. Since these are new endeavors, and the precise requirements of the pronouncements ultimately to be adopted are not now known, the magnitude of costs associated with this conversion are uncertain.
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
Risks Related to Our Indebtedness and Financings
Insufficient Cash Flow Could Affect Our Debt Financing and Create Refinancing Risk. We are subject to the risks normally associated with debt financing, including the risk that our operating income and cash flow will be insufficient to make required payments of principal and interest, or could restrict our borrowing capacity under our line of credit due to debt covenant restraints. Sufficient cash flow may not be available to make all required principal payments and still satisfy UDR's distribution requirements to maintain its status as a REIT for federal income tax purposes. In addition, the full limits of our line of credit may not be available to us if our operating performance falls outside the constraints of our debt covenants. We are also likely to need to refinance substantially all of our outstanding debt as it matures. We may not be able to refinance existing debt, or the terms of any refinancing may not be as favorable as the terms of the existing debt, which could create pressures to sell assets or to issue additional equity when we would otherwise not choose to do so. In addition, our failure to comply with our debt covenants could result in a requirement to repay our indebtedness prior to its maturity, which could have an adverse effect on our cash flow, increase our financing costs and impact our ability to make distributions to UDR's stockholders.

Failure to Generate Sufficient Revenue Could Impair Debt Service Payments and Distributions to Stockholders. If our apartment communities do not generate sufficient net rental income to meet rental expenses, our ability to make required payments of interest and principal on our debt securities and to pay distributions to UDR's stockholders will be adversely affected. The following factors, among others, may affect the net rental income generated by our apartment communities:

•	the national and local economies;
•	local real estate market conditions, such as an oversupply of apartment homes;
•	tenants' perceptions of the safety, convenience, and attractiveness of our communities and the neighborhoods where they are located;
•	our ability to provide adequate management, maintenance and insurance;
•	rental expenses, including real estate taxes and utilities;
•	competition from other apartment communities;
•	changes in interest rates and the availability of financing;
•	changes in governmental regulations and the related costs of compliance; and
•	changes in tax and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.
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
Failure To Maintain Our Current Credit Ratings Could Adversely Affect Our Cost of Funds, Related Margins, Liquidity, and Access to Capital Markets. Moody's and Standard & Poor's, the major debt rating agencies, routinely evaluate our debt and have given us ratings on our senior unsecured debt. These ratings are based on a number of factors, which included their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. Due to changes in market conditions, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity, and access to capital markets.
Disruptions in Financial Markets May Adversely Impact Availability and Cost of Credit and Have Other Adverse Effects on Us and the Market Price of UDR's Stock. Our ability to make scheduled payments or to refinance debt obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control. During the past few years, the United States stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. The downgrade of the U.S. credit rating by Standard & Poor's and the European debt crisis have contributed to the instability in global credit markets. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for acquisitions, development of our properties and other purposes at reasonable terms, which may negatively affect our business. Additionally, due to this uncertainty, we may be unable to refinance our existing indebtedness or the terms of any refinancing may not be as favorable as the terms of our existing indebtedness. If we are not successful in refinancing this debt when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of UDR's common or preferred stock. The disruptions in the financial markets have had and may continue to have a material adverse effect on the market value of UDR's common shares and other adverse effects on us and our business.
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
Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of March 31, 2012, UDR had approximately $814.3 million of variable rate indebtedness outstanding, which constitutes approximately 21% of total outstanding indebtedness as of such date. As of March 31, 2012, the Operating Partnership had approximately $261.1 million of variable rate indebtedness outstanding, which constitutes approximately 22% of total outstanding indebtedness to third parties as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of UDR's common and preferred stock and debt securities.
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
Risks Related to Tax Laws
We Would Incur Adverse Tax Consequences if UDR Failed to Qualify as a REIT. UDR has elected to be taxed as a REIT under the Code. Our qualification as a REIT requires us to satisfy numerous requirements, some on an annual and quarterly basis, established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. We intend that our current organization and method of operation enable us to continue to qualify as a REIT, but we may not so qualify or we may not be able to remain so qualified in the future. In addition, U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect. Future legislation, new regulations, administrative interpretations or court decisions could adversely affect our ability to qualify as a REIT or adversely affect UDR's stockholders.
If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, and would not be allowed to deduct dividends paid to UDR's stockholders in computing our taxable income. Also, unless the Internal Revenue Service granted us relief under certain statutory provisions, we could not re-elect REIT status until the fifth calendar year after the year in which we first failed to qualify as a REIT. The additional tax liability from the failure to qualify as a REIT would reduce or eliminate the amount of cash available for investment or distribution to UDR's stockholders. This would likely have a significant adverse effect on the value of our securities and our ability to raise additional capital. In addition, we would no longer be required to make distributions to UDR's stockholders. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and property.
Dividends Paid By REITs Generally Do Not Qualify for Reduced Tax Rates. In general, the maximum U.S. federal income tax rate for dividends paid to individual U.S. shareholders is 15% (through 2012). Unlike dividends received from a corporation that is not a REIT, our distributions to individual shareholders generally are not eligible for the reduced rates.
UDR May Conduct a Portion of Our Business Through Taxable REIT Subsidiaries, Which are Subject to Certain Tax Risks. We have established several taxable REIT subsidiaries. Despite UDR's qualification as a REIT, its taxable REIT subsidiaries must pay income tax on their taxable income. In addition, we must comply with various tests to continue to qualify as a REIT for federal income tax purposes, and our income from and investments in our taxable REIT subsidiaries generally do not constitute permissible income and investments for these tests. While we will attempt to ensure that our dealings with our taxable REIT subsidiaries will not adversely affect our REIT qualification, we cannot provide assurance that we will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, we may jeopardize our ability to retain future gains on real property sales, or our taxable REIT subsidiaries may be denied deductions, to the extent our dealings with our taxable REIT subsidiaries are not deemed to be arm's length in nature or are otherwise not respected.
REIT Distribution Requirements Limit Our Available Cash. As a REIT, UDR is subject to annual distribution requirements, which limit the amount of cash we retain for other business purposes, including amounts to fund our growth. We generally must distribute annually at least 90% of our net REIT taxable income, excluding any net capital gain, in order for our distributed earnings not to be subject to corporate income tax. We intend to make distributions to UDR's stockholders to comply with the requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Code.
Certain Property Transfers May Generate Prohibited Transaction Income, Resulting in a Penalty Tax on Gain Attributable to the Transaction. From time to time, we may transfer or otherwise dispose of some of our properties. Under the Code, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction and subject to a 100% penalty tax. Since we acquire properties for investment purposes, we do not believe that our occasional transfers or disposals of property are prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by us are prohibited transactions. If the Internal Revenue Service were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction and we may jeopardize our ability to retain future gains on real property sales. In addition, income from a prohibited transaction might adversely affect UDR's ability to satisfy the income tests for qualification as a REIT for federal income tax purposes.
We Could Face Possible State and Local Tax Audits and Adverse Changes in State and Local Tax Laws. As discussed in the risk factors above, because UDR is organized and qualifies as a REIT it is generally not subject to federal income taxes, but it is subject to certain state and local taxes. From time to time, changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we own apartment communities may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional state and local taxes. These increased tax costs could adversely affect our financial condition and the amount of cash available for the payment of distributions to UDR's stockholders. In the normal course of business, entities through which we own real estate may also become subject to tax audits. If such entities become subject to state or local tax audits, the ultimate result of such audits could have an adverse effect on our financial condition.

The Operating Partnership Intends to Qualify as a Partnership, But Cannot Guarantee That It Will Qualify. The Operating Partnership intends to qualify as a partnership for federal income tax purposes at any such time that the Operating Partnership admits additional limited partners other than UDR. If classified as a partnership, the Operating Partnership generally will not be a taxable entity and will not incur federal income tax liability. However, the Operating Partnership would be treated as a corporation for federal income tax purposes if it were a “publicly traded partnership,” unless at least 90% of the Operating Partnership's income was qualifying income as defined in the Code. A “publicly traded partnership” is a partnership whose partnership interests are traded on an established securities market or are readily tradable on a secondary market (or the substantial equivalent thereof). Although the Operating Partnership's partnership units are not traded on an established securities market, because of the redemption right, the Operating Partnership's units held by limited partners could be viewed as readily tradable on a secondary market (or the substantial equivalent thereof), and the Operating Partnership may not qualify for one of the “safe harbors” under the applicable tax regulations. Qualifying income for the 90% test generally includes passive income, such as real property rents, dividends and interest. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. The Operating Partnership may not meet this qualifying income test. If the Operating Partnership were to be taxed as a corporation, it would incur substantial tax liabilities, and UDR would then fail to qualify as a REIT for tax purposes, unless it qualified for relief under certain statutory savings provisions, and our ability to raise additional capital would be impaired.
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
Risks Related to Our Organization and Ownership of UDR's Stock
Changes in Market Conditions and Volatility of Stock Prices Could Adversely Affect the Market Price of UDR's Common Stock. The stock markets, including the New York Stock Exchange (“NYSE”), on which we list UDR's common stock, have experienced significant price and volume fluctuations. As a result, the market price of UDR's common stock could be similarly volatile, and investors in UDR's common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect the price per share of UDR's common stock, including:

•	general market and economic conditions;
•	actual or anticipated variations in UDR's quarterly operating results or dividends or UDR's payment of dividends in shares of UDR's stock;
•	changes in our funds from operations or earnings estimates;
•	difficulties or inability to access capital or extend or refinance existing debt;
•	decreasing (or uncertainty in) real estate valuations;
•	changes in market valuations of similar companies;
•	publication of research reports about us or the real estate industry;
•
the general reputation of real estate investment trusts and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate companies);

•
general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of UDR's stock to demand a higher annual yield from future dividends;

•	a change in analyst ratings;
•	additions or departures of key management personnel;
•	adverse market reaction to any additional debt we incur in the future;
•	speculation in the press or investment community;
•
terrorist activity which may adversely affect the markets in which UDR's securities trade, possibly increasing market volatility and causing the further erosion of business and consumer confidence and spending;

•	failure to qualify as a REIT;
•	strategic decisions by us or by our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	failure to satisfy listing requirements of the NYSE;
•	governmental regulatory action and changes in tax laws; and
•	the issuance of additional shares of UDR's common stock, or the perception that such sales might occur, including under UDR's at-the-market equity distribution program.
Many of the factors listed above are beyond our control. These factors may cause the market price of shares of UDR's common stock to decline, regardless of our financial condition, results of operations, business or our prospects.
We May Change the Dividend Policy for UDR's Common Stock in the Future. The decision to declare and pay dividends on UDR's common stock, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, funds from operations, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness, the annual distribution requirements under the REIT provisions of the Code, state law and such other factors as our board of directors considers relevant. Any change in our dividend policy could have a material adverse effect on the market price of UDR's common stock.
Maryland Law May Limit the Ability of a Third Party to Acquire Control of Us, Which May Not be in UDR's Stockholders' Best Interests. Maryland business statutes may limit the ability of a third party to acquire control of us. As a Maryland corporation, we are subject to various Maryland laws which may have the effect of discouraging offers to acquire our Company and of increasing the difficulty of consummating any such offers, even if our acquisition would be in UDR's stockholders' best interests. The Maryland General Corporation Law restricts mergers and other business combination transactions between us and any person who acquires beneficial ownership of shares of UDR's stock representing 10% or more of the voting power without our board of directors' prior approval. Any such business combination transaction could not be completed until five years after the person acquired such voting power, and generally only with the approval of stockholders representing 80% of all votes entitled to be cast and 66 2 / 3 % of the votes entitled to be cast, excluding the interested stockholder, or upon payment of a fair price. Maryland law also provides generally that a person who acquires shares of our equity stock that represents 10% (and certain higher levels) of the voting power in electing directors will have no voting rights unless approved by a vote of two-thirds of the shares eligible to vote.
Limitations on Share Ownership and Limitations on the Ability of UDR's Stockholders to Effect a Change in Control of Our Company Restricts the Transferability of UDR's Stock and May Prevent Takeovers That are Beneficial to UDR's Stockholders. One of the requirements for maintenance of our qualification as a REIT for U.S. federal income tax purposes is that no more than 50% in value of our outstanding capital stock may be owned by five or fewer individuals, including entities specified in the Code, during the last half of any taxable year. Our charter contains ownership and transfer restrictions relating to UDR's stock primarily to assist us in complying with this and other REIT ownership requirements; however, the restrictions may have the effect of preventing a change of control, which does not threaten REIT status. These restrictions include a provision that generally limits ownership by any person of more than 9.9% of the value of our outstanding equity stock, unless our board of directors exempts the person from such ownership limitation, provided that any such exemption shall not allow the person to exceed 13% of the value of our outstanding equity stock. Absent such an exemption from our board of directors, the transfer of UDR's stock to any person in excess of the applicable ownership limit, or any transfer of shares of such stock in violation of the ownership requirements of the Code for REITs, will be considered null and void, and the intended transferee of such stock will acquire no rights in such shares. These provisions of our charter may have the effect of delaying, deferring or preventing someone from taking control of us, even though a change of control might involve a premium price for UDR's stockholders or might otherwise be in UDR's stockholders' best interests.

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
On April 4, 2012, the Company filed a registration statement for up to 2,569,606 shares of common stock in an offering valued at approximately $69.1 million. This registration statement relates to up to 2,569,606 shares of our common stock that the Company may issue to certain holders of OP Units, in the Operating Partnership, to the extent that:
• the OP Unit holders tender their OP Units for redemption in accordance with the terms of the partnership agreement of the Operating Partnership; and

• the Company elects, in its sole discretion, to issue to the OP Unit holders the shares of common stock covered by the registration statement upon such redemption.

In lieu of issuing common shares to the OP Unit holders, cash may be paid for any OP Units that are tendered for redemption. The registration of the offer and sale of up to 2,569,606 shares of our common stock pursuant to the registration statement does not necessarily mean that the OP Unit holders will tender their OP Units for redemption, or that those OP Units will be redeemed in exchange for shares of UDR common stock. The OP Units that could potentially be redeemed in exchange for up to 2,569,606 shares of UDR common stock were originally issued as part of the consideration paid in our acquisition of 10 Hanover Square in New York, New York. The Company will not receive any cash proceeds from the issuance of our common stock to OP Unit holders who tender their OP Units for redemption.

Repurchase of Equity Securities
In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended March 31, 2012.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510
January 1, 2012 through January 31, 2012	—	—	—	15,032,510
February 1, 2012 through February 29, 2012	—	—	—	15,032,510
March 1, 2012 through March 31, 2012	—	—	—	15,032,510
Balance as of March 31, 2012	9,967,490	$22.00	9,967,490	15,032,510

(1)
This number reflects the amount of shares that were available for purchase under our 10,000,000 share repurchase program authorized in February 2006 and our 15,000,000 share repurchase program authorized in January 2008.

Item 3.        DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.        MINE SAFETY DISCLOSURES

None.

Item 5.        OTHER INFORMATION
There is no other information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2012, that was not previously disclosed in a Form 8-K.

Item 6.        EXHIBITS
The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc. (registrant)
Date: May 2, 2012	/s/ David L. Messenger
David L. Messenger
Chief Financial Officer and Senior Vice President

United Dominion Realty, L.P. (registrant)
	By:	UDR, Inc., its general partner

Date: May 2, 2012	/s/ David L. Messenger
David L. Messenger Chief Financial Officer and Senior Vice President

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Restatement of UDR, Inc. (incorporated by reference to Exhibit 3.09 to UDR, Inc.'s Current Report on Form 8-K dated July 27, 2005 and filed with the SEC on August 1, 2005).

3.2
Articles of Amendment to the Articles of Restatement of UDR, Inc. dated and filed with the State Department of Assessments and Taxation of the State of Maryland on March 14, 2007 (incorporated by reference to Exhibit 3.2 to UDR, Inc.'s Current Report on Form 8-K dated March 14, 2007 and filed with the SEC on March 15, 2007).

3.3
Articles Supplementary relating to UDR, Inc.'s 6.75% Series G Cumulative Redeemable Preferred Stock dated and filed with the State Department of Assessments and Taxation of the State of Maryland on May 30, 2007 (incorporated by reference to Exhibit 3.4 to UDR, Inc.'s Form 8-A Registration Statement dated and filed with the SEC on May 30, 2007).

3.4
Articles of Amendment to the Articles of Restatement of UDR, Inc. dated and filed with the State Department of Assessments and Taxation of the State of Maryland on August 30, 2011 (incorporated by reference to Exhibit 3.1 to UDR, Inc.'s Current Report on Form 8-K dated and filed with the SEC on September 1, 2011.

3.5
Certificate of Limited Partnership of United Dominion Realty, L.P. dated February 19, 2004 (incorporated by reference to Exhibit 3.4 to United Dominion Realty, L.P.'s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 dated and filed with the SEC on October 15, 2010).

3.6
Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004 (incorporated by reference to Exhibit 10.23 to UDR, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003).

3.7
First Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated June 24, 2005 (incorporated by reference to Exhibit 10.06 to UDR, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.8
Second Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated February 23, 2006 (incorporated by reference to Exhibit 10.6 to UDR, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

3.9
Third Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated February 2, 2007 (incorporated by reference to Exhibit 99.1 to UDR, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.10
Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated December 27, 2007 (incorporated by reference to Exhibit 10.25 to UDR, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007).

3.11
Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated March 7, 2008 (incorporated by reference to Exhibit 10.53 to UDR, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008).

3.12
Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. (incorporated by reference to Exhibit 10.1 to UDR, Inc.'s Current Report on Form 8-K dated December 9, 2008 and filed with the SEC on December 10, 2008).

Exhibit No.	Description

3.13
Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of March 13, 2009 (incorporated by reference to Exhibit 10.1 to UDR, Inc.'s Current Report on Form 8-K dated March 18, 2009 and filed with the SEC on March 19, 2009).

3.14
Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of November 17, 2010 (incorporated by reference to Exhibit 10.1 to UDR, Inc.'s Current Report on Form 8-K dated November 18, 2010 and filed with the SEC on November 18, 2010).

3.15	Amended and Restated Bylaws of UDR, Inc. (as amended through May 12, 2011) (incorporated by reference to Exhibit 3.1 to UDR, Inc.'s Current Report on Form 8-K filed with the SEC on May 13, 2011).

10.1
ATM Equity OfferingSM Sales Agreement among UDR, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC , J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, dated April 4, 2012 (incorporated by reference to Exhibit 1.1 to UDR, Inc.'s Current Report on Form 8-K dated April 4, 2012 and filed with the SEC on April 5, 2012).

10.2
Aircraft Time Sharing Agreement effective as of December 15, 2011, by and between UDR, Inc. and Warren L. Troupe (this replaces the Aircraft Time Sharing Agreement effective as of December 15, 2011 that was filed as Exhibit 10.43 to UDR Inc.'s Annual Report on Form 10-K filed on February 27, 2012).

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of UDR, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges of United Dominion Realty, L.P.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer of United Dominion Realty, L.P.

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer of United Dominion Realty, L.P.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.

32.3	Section 1350 Certification of the Chief Executive Officer of United Dominion Realty, L.P.

32.4	Section 1350 Certification of the Chief Financial Officer of United Dominion Realty, L.P.

Exhibit No.	Description

101
XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of cash flows of UDR, Inc., (v) consolidated statements of changes in equity, (vi) notes to consolidated financial statements of UDR, Inc, (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of comprehensive income/(loss) of United Dominion Realty, LP; (x) consolidated statements of capital of United Dominion Realty, L.P., (xi) consolidated statements of cash flows of United Dominion Realty, L.P., (xi) notes to consolidated financial statements of United Dominion Realty, L.P.

EXHIBIT 10.2

AIRCRAFT TIME SHARING AGREEMENT

This Aircraft Time Sharing Agreement (this "Agreement") is made effective as of December 15, 2011 (the "Effective Date") by and between UDR, Inc., a Maryland corporation (the "Company"), and Warren L. Troupe (the "Executive"). The Company and Executive are hereinafter sometimes referred to individually as "Party" and also collectively as the "Parties".

RECITALS

WHEREAS, the Company owns and has the exclusive right to possess, use and operate the Raytheon Hawker 4000 aircraft bearing manufacturer serial number RC-54 and United States FAA Registration No. N837RE (the "Aircraft"); and

WHEREAS, the Company has entered into an Aircraft Management Agreement, dated as of September 20, 2011 between the Company and Executive Jet Management, Inc. (the "Aircraft Management Agreement"), for Executive Jet Management, Inc. to provide a fully qualified flight crew acceptable to and approved by the Company to operate the Aircraft; and

WHEREAS, the Executive is the Senior Executive Vice President of the Company; and

WHEREAS, the Company and the Executive desire to lease the Aircraft and the flight crew from time to time on a time sharing basis, as defined in Section 91.501(c) (1) of the Federal Aviation Regulations ("FAR").

NOW, THEREFORE, in consideration of the foregoing, and based on the mutual covenants and conditions set forth herein, the Parties agree as follows:

1.    Lease of Aircraft. Pursuant to and in accordance with the provisions of FAR 91.501(c)(1), the Company hereby agrees to lease the Aircraft from time to time to the Executive on a time sharing, non-continuous and non-exclusive basis and the Executive hereby agrees to lease the Aircraft from time to time from the Company on a time sharing, non-continuous and non-exclusive basis, during the Term (as defined in Section 8) and subject to the terms and conditions herein contained.

2.    Delivery and Redelivery of Aircraft. Upon the request of the Executive, subject to the availability of the Aircraft as determined by the Company in accordance with Section 3, the Company shall make the Aircraft available to the Executive at such locations as the Executive may reasonably request. The Executive acknowledges that the Company currently bases the Aircraft at Centennial Airport, (KAPA) Englewood, Colorado (the "Home Base"). The repositioning, ferry or dead head flights of the Aircraft required in connection with the Executive's flights of the Aircraft under this Agreement, including delivery and/or redelivery of the Aircraft to the Home Base or to such other location as determined by the Company's specific schedule of the Aircraft usage for its intended business or as the Parties may otherwise agree, shall be deemed to be use of the Aircraft by the Executive and at the Executive's expense subject to the Rent (as defined in Section 4).

3.    Availability, Scheduling and Use of Aircraft Flights. The Executive shall advise the Company of his request for flight time and use of the Aircraft under this Agreement by giving the Company advance notice by telephone and/or facsimile and/or electronic mail as far in advance of any given flight as possible, and in any case, at least two (2) business days in advance of the Executive's planned departure (unless the Company agrees to a shorter notice in its sole discretion). The Executive's notice shall provide the customary information required by the Company and its flight crew for each proposed flight, including the following: (i) proposed departure point, (ii) destination, (iii) date and time of flight, (iv) the number and name of the anticipated passengers, (v) the nature and extent of luggage and/or cargo to be carried, (vi) the date and time of return flight, if any, and (vii) any other information concerning the proposed flight that may be pertinent or required by the Company or the Company's flight crew. The Company, in its sole discretion, shall have final authority over the scheduling of the Aircraft and in the event of a scheduling conflict, the Company's plans and decisions shall control.

4.    Rent. For each flight, including the repositioning, ferry or dead head flights set forth under Section 2 above, conducted under this Agreement, the Executive shall pay to the Company rent (the "Rent") as may be set by the Company's Board of Directors from time to time for those flight expenses that may be charged in accordance with FAR § 91.501(d).

5.    Rent Limitation. In the unlikely event that the valuation of a flight transporting the Executive and/or his guests on board the Aircraft under this Agreement using the special non-commercial flight valuation rule for a control employee determined under the base aircraft valuation formula (also known as the Standard Industry Fare Level formula or SIFL), in accordance with the applicable provisions of federal income tax regulations § 1.61-21(g) ("Non-Commercial Flight Valuation Taxable Fringe Benefit"), with respect to such flight should exceed the amount of the Rent chargeable for such flight, then such excess difference shall be imputed as taxable compensation to the Executive includable in the Executive's gross income in accordance with the applicable provisions of the Internal Revenue Code of 1986, as amended, and Treasury Regulations promulgated thereunder and correctly treated and documented for income tax and employment tax and reporting purposes.

6.    Federal Excise Tax on Transportation by Air. The Executive agrees and accepts that the Executive shall be responsible for paying to the Company the federal excise tax under Section 4261 of the Internal Revenue Code on the Rent paid to the Company in accordance with Section 4.

7.    Method of Payment. The Company will pay all expenses related to the operation of the Aircraft when incurred, and will invoice the Executive for the applicable Rent on the last day of the month in which any flight or flights for the account of the Executive occur.

8.    Term and Termination. This Agreement shall be effective on the date set forth above and shall remain in effect until December 15, 2014 or until terminated by either Party upon ten (10) days prior written notice to the other Party (the "Term"); provided however this Agreement shall automatically terminate upon the date that the Executive is no longer employed by the Company.

9.    Operational Control and Crew. With respect to each flight undertaken under this Agreement, the Company shall have and retain operational control of the Aircraft as provided in the applicable FAR (as defined in FAR §1.1 "operational control," with respect to a flight means the exercise of authority over initiating, conducting, or terminating a flight.); and, for federal tax purposes, shall have and retain "possession, command and control" of the Aircraft. The Company shall employ, pay for and provide to the Executive a qualified flight crew for each flight undertaken under this Agreement.

10.    Duties and Responsibilities of Crew. In accordance with applicable FAR, the qualified flight crew provided by the Company will exercise all of its duties and responsibilities in regard to the safety of each flight conducted hereunder. The Executive specifically agrees that the flight crew, in its sole discretion, may terminate any flight, refuse to commence any flight, or take other action which in the considered judgment of the pilot in command is necessitated by considerations of safety. The pilot in command shall have final and complete authority to cancel any flight for any reason or condition which in his or her judgment would compromise the safety of the flight. No such action of the pilot in command shall create or support any liability for loss, injury, damage or delay to the Executive or any other person. The Executive acknowledges and agrees that the Company shall not be liable under any circumstances for delay or failure to furnish the Aircraft and crew pursuant to this Agreement, except in the event of willful misconduct by the Company.

11.    Maintenance. The Company shall be solely responsible for securing maintenance, preventive maintenance and required or otherwise necessary inspections on the Aircraft, and shall take such requirements into account in scheduling the Aircraft. No period of maintenance, preventative maintenance or inspection shall be delayed or postponed for the purpose of scheduling the Aircraft, unless said maintenance or inspection can be safely conducted at a later time in compliance with all applicable laws and regulations, and within the sound discretion of the pilot in command.

12.    Insurance.

(a)    Insurance by Company. The Company, at its sole cost, shall maintain in effect during the Term of this Agreement its present liability insurance covering public liability, property damage, including passenger legal liability and its all risk hull and engine insurance. The Company's insurance shall be primary and without right of contribution from any other insurance. The Company shall cause the Executive to be an additional named insured with respect to the liability coverage.

(b)    Further Insurance. The Company will provide such additional insurance coverage as the Executive shall request or require, provided, however, that the cost of such additional insurance shall be borne by the Executive.

13.    Representations and Warranties.

(a)    The Company hereby represents and warrants to the Executive the following:

(i)    The Company has the full power, authority and legal right to execute, deliver and perform the terms of this Agreement; and

(ii)    The Company shall operate and maintain the Aircraft in a prudent and professional manner, in accordance with the flight manual and all recommended manufacturer's operating practices and procedures, and in full compliance with all applicable federal, state or local rules and regulations, and the provisions of the Company's insurance policy.

(b)    The Executive hereby represents and warrants that:

(i)    He has the full power, authority and legal right to executive, deliver and perform the terms of this Agreement;

(ii)    He will use the Aircraft only for and on account of his own business or personal use only, including the transportation of his family members, relatives, guest and business associates, and will not use the Aircraft for the purpose of providing transportation of passengers or cargo in air commerce for compensation or hire;

(iii)    He will refrain from incurring any mechanics or other lien in connection with inspection, preventative maintenance, maintenance or storage of the Aircraft, whether permissible or impermissible under this Agreement, nor shall there be any attempt by Executive to convey, mortgage, assign, lease or any way alienate the Aircraft or create any kind of lien or security interest involving the Aircraft or do anything to take or fail to take any action that might mature into such a lien or security interest attaching to the Aircraft; and

(iv)    During the Term of this Agreement, he will, and will cause any passengers in his party to, abide by all such laws, governmental and airport orders, rules and regulations, as shall from time to time be in effect relating in any way to the operation and use of the Aircraft by a time sharing lessee.

14.    Risk of Loss. The Company assumes and shall bear the entire risk of loss, theft, confiscation, damage to, or destruction of the Aircraft. The Company shall release, indemnify, defend and hold harmless the Executive and his heirs, executors and personal representatives from and against any and all losses, liabilities, claims, judgments, damages, fines, penalties, deficiencies and expenses (including, without limitation, reasonable attorneys fees and expenses) incurred or suffered by the Executive on account of a claim or action made or instituted by a third person arising out of or resulting from operations of the Aircraft hereunder and/or any services provided by the Company to the Executive hereunder, except to the extent attributable to the gross negligence or willful misconduct of the Executive or his guests on the Aircraft.

15.    No Assignment. Neither this Agreement nor any Party's interest herein shall be assignable to any other party whatsoever. This Agreement shall inure to the benefit of and be binding upon the Parties hereto, and their respective heirs, representatives and successors.

16.    Entire Agreement. This Agreement constitutes the entire agreement between the Parties pertaining to the subject matter contained of this Agreement and supersedes any prior or contemporaneous agreements between the Parties with respect to the subject matter of this Agreement. There are no representations, warranties, covenants, promises or undertakings, other than those expressly set forth or referred to herein.

17.    Governing Law. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Colorado.

18.    Amendments. This Agreement may not be changed, altered, modified or amended, except in writing signed by all Parties to this Agreement. This Agreement shall be binding upon the Parties hereto and their respective successors and permitted assigns.

19.    Counterparts. This Agreement may be executed in one or more counterparts, and by the different Parties hereto in separate counterparts, each of which when executed shall be deemed to be an original but all of which taken together shall constitute one and the same agreement.

20.    Waiver. No purported waiver by any Party of any default by any other party of any term or provision contained herein shall be deemed to be a waiver of such term or provision unless the waiver is in writing and signed by the waiving Party. No such waiver shall in any event be deemed a waiver of any subsequent default under the same or any other term or provision contained herein.

21.    Jointly Prepared. This Agreement is to be deemed to have been prepared jointly by the Parties hereto, and any uncertainty or ambiguity existing herein, if any, shall not be interpreted against any Party, but shall be interpreted according to the application of rules of interpretation for arm's-length agreements.

22.    No Third Party Rights. Nothing herein expressed or implied is intended or shall be construed to confer upon or give any person other than the Parties hereto and their successors or assigns, any rights or remedies under or by reason of this Agreement.

23.    No Joint Venture. Nothing contained in this Agreement shall be deemed or construed by the Parties hereto or by any third person to create the relationship of principal and agent or of partnership or of joint venture.

24.    Survival. All representations, warranties, covenants and agreements of the Parties contained in this Agreement, or in any instrument, certificate, exhibit, schedule or other writing provided for in it, shall survive the Term of this Agreement.

25.    TRUTH IN LEASING

THE COMPANY CERTIFIES THAT THE AIRCRAFT PRESENTLY COMPLIES WITH APPLICABLE FAA MAINTENANCE AND INSPECTION REQUIREMENTS FOR OPERATION TO BE CONDUCTED UNDER THIS AGREEMENT AND THAT THE AIRCRAFT HAS BEEN MAINTAINED AND INSPECTED FOR THE LAST 12 MONTHS AND IN THE FUTURE WILL BE MAINTAINED AND INSPECTED UNDER PART 91 OF THE FEDERAL AVIATION REGULATIONS FOR OPERATIONS TO BE CONDUCTED UNDER THIS AGREEMENT.

THE COMPANY CERTIFIES THAT THE COMPANY, AND NOT THE EXECUTIVE, IS RESPONSIBLE FOR OPERATION CONTROL OF THE AIRCRAFT UNDER THIS AGREEMENT DURING THE TERM HEREOF AND THE COMPANY WILL BE THE OPERATOR OF THE AIRCRAFT AS PROVIDED HEREIN.

AN EXPLANATION OF FACTORS BEARING ON OPERATIONAL CONTROL AND PERTINENT FEDERAL AVIATION REGULATIONS CAN BE OBTAINED FROM THE NEAREST FAA FLIGHT STANDARDS DISTRICT OFFICE, GENERAL AVIATION DISTRICT OFFICE, OR AIR CARRIER DISTRICT OFFICE.

[Signatures on following page]

IN WITNESS WHEREOF, the Parties have executed this Agreement as of the Effective Date.

UDR, INC.

By:	/s/ Thomas W. Toomey

Name:	Thomas W. Toomey
Title:	Chief Executive Officer and President

/s/ Warren L. Troupe

WARREN L. TROUPE

EXHIBIT 12.1

UDR, Inc.
Computation of Ratio Earnings to Combined Fixed Charges and Preferred Stock Dividends
(Dollars in thousands)

	Three Months Ending March 31,
	2012	2011
Income/(loss) from continuing operations	$1,741	$(32,847)

Add (from continuing operations):
Interest on indebtedness (a)	39,173	35,138
Portion of rents representative of the interest factor Earnings	515	498
	$41,429	$2,789
Fixed charges and preferred stock dividends (from continuing operations):
Interest on indebtedness	$39,173	$35,138
Capitalized interest	4,852	2,603
Portion of rents representative of the interest factor	515	498
Fixed charges	$44,540	$38,239

Add:
Preferred stock dividends	$2,308	$2,368
Combined fixed charges and preferred stock dividends	$46,848	$40,607

Ratio of earnings to fixed charges	—	—
Ratio of earnings to combined fixed charges and preferred stock	—	—
For the three months ending March 31, 2012, the ratio of earnings to fixed charges was deficient of 1:1 ratio by $3.1 million.
For the three months ending March 31, 2012, the ratio of earnings to combined fixed charges and preferred stock dividends was deficient of 1:1 ratio by $5.4 million.
For the three months ending March 31, 2011, the ratio of earnings to fixed charges was deficient of 1:1 ratio by $35.5 million.
For the three months ending March 31, 2011, the ratio of earnings to combined fixed charges and preferred stock dividends was deficient of 1:1 ratio by $37.8 million.

EXHIBIT 12.2

United Dominion Realty, L.P.
Computation of Ratio Earnings to Fixed Charges
(Dollars in thousands)

	Three Months Ending March 31,
	2012	2011
Loss from continuing operations	$(7,814)	$(4,014)

Add from continuing operations:
Interest on indebtedness	12,970	11,199
Portion of rents representative of the interest factor earnings	413	394
	$5,569	$7,579
Fixed charges from continuing operations:
Interest on indebtedness	$12,970	$11,199
Capitalized interest	639	408
Portion of rents representative of the interest factor	413	394
Fixed charges	$14,022	$12,001

Ratio of earnings to fixed charges	—	—
For the three months ending March 31, 2012, the ratio of earnings to fixed charges was deficient of achieving a 1:1 ratio by $8.5 million.
For the three months ending March 31, 2011. the ratio of earnings to fixed charges was deficient of achieving a 1:1 ratio by $4.4 million.

EXHIBIT 31.1

CERTIFICATION

I, Thomas W. Toomey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of UDR, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 2, 2012	/s/ Thomas W. Toomey

Thomas W. Toomey
Chief Executive Officer and President

EXHIBIT 31.2

CERTIFICATION

I, David L. Messenger, certify that:

1. I have reviewed this quarterly report on Form 10-Q of UDR, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 2, 2012	/s/ David L. Messenger

David L. Messenger
Chief Financial Officer and Senior Vice President

EXHIBIT 31.3

CERTIFICATION

I, Thomas W. Toomey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of United Dominion Realty, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 2, 2012	/s/ Thomas W. Toomey

Thomas W. Toomey
Chief Executive Officer and President of UDR, Inc.,
general partner of United Dominion Realty, L.P.

EXHIBIT 31.4

CERTIFICATION

I, David L. Messenger, certify that:

1. I have reviewed this quarterly report on Form 10-Q of United Dominion Realty, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 2, 2012	/s/ David L. Messenger

David L. Messenger
Chief Financial Officer and Senior Vice President,
general partner of United Dominion Realty, L.P.

EXHIBIT 32.1

CERTIFICATION

In connection with the periodic report of UDR, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2012, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas W. Toomey, Chief Executive Officer and President of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date: May 2, 2012	/s/ Thomas W. Toomey

Thomas W. Toomey
Chief Executive Officer and President

EXHIBIT 32.2

CERTIFICATION

In connection with the periodic report of UDR, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2012, as filed with the Securities and Exchange Commission (the “Report”), I, David L. Messenger, Senior Vice President and Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date: May 2, 2012	/s/ David L. Messenger

David L. Messenger
Chief Financial Officer and Senior Vice President

EXHIBIT 32.3

CERTIFICATION

In connection with the periodic report of United Dominion Realty, L.P. (the “Operating Partnership”) on Form 10-Q for the quarter ended March 31, 2012, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas W. Toomey, Chief Executive Officer and President of UDR, Inc., the general partner of the Operating Partnership, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership at the dates and for the periods indicated.

Date: May 2, 2012	/s/ Thomas W. Toomey

Thomas W. Toomey
Chief Executive Officer and President of UDR, Inc.,
general partner of United Dominion Realty, L.P.

EXHIBIT 32.4

CERTIFICATION

In connection with the periodic report of United Dominion Realty, L.P. (the “Operating Partnership”) on Form 10-Q for the quarter ended March 31, 2012, as filed with the Securities and Exchange Commission (the “Report”), I, David L. Messenger, Senior Vice President and Chief Financial Officer of UDR, Inc., the general partner of the Operating Partnership, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership at the dates and for the periods indicated.

Date: May 2, 2012	/s/ David L. Messenger

David L. Messenger
Chief Financial Officer and Senior Vice President,
general partner of United Dominion Realty, L.P.