Form 10-Q
period 2012-06-30
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2012-08-01
CIK 74208, 1018254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of July 30, 2012, was 250,205,421.

UDR, INC.
UNITED DOMINION REALTY, L.P.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2012 of UDR, Inc. a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company”, “UDR” or "UDR, Inc." refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including the Operating Partnership. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” refer to United Dominion Realty, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership are referred to as “OP Units” and the holders of the OP Units are referred to as “unitholders”. This combined Form 10-Q is being filed separately by UDR and the Operating Partnership.
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
As of June 30, 2012, UDR owned 110,883 units of the general partnership interests of the Operating Partnership and 174,754,547 units (or approximately 94.9%) of the limited partnership interests of the Operating Partnership (the “OP Units”). UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are provided for each of UDR and the Operating Partnership.

UDR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$7,479,239	$7,269,347
Less: accumulated depreciation	(1,769,530)	(1,605,090)
Real estate held for investment, net	5,709,709	5,664,257
Real estate under development (net of accumulated depreciation of $0 and $570)	282,006	246,229
Real estate sold or held for sale (net of accumulated depreciation of $0 and $226,067)	—	332,258
Total real estate owned, net of accumulated depreciation	5,991,715	6,242,744
Cash and cash equivalents	184,112	12,503
Restricted cash	24,580	24,634
Deferred financing costs, net	28,579	30,068
Notes receivable, net	39,409	—
Investment in unconsolidated joint ventures	580,098	213,040
Other assets	124,128	198,365
Total assets	$6,972,621	$6,721,354

LIABILITIES AND EQUITY

Liabilities:
Secured debt	$1,442,361	$1,891,553
Unsecured debt	1,902,707	2,026,817
Real estate taxes payable	13,087	13,397
Accrued interest payable	31,156	23,208
Security deposits and prepaid rent	35,534	35,516
Distributions payable	57,313	51,019
Deferred fees and gains on the sale of depreciable property	29,430	29,100
Accounts payable, accrued expenses, and other liabilities	102,793	95,485
Total liabilities	3,614,381	4,166,095

Redeemable non-controlling interests in operating partnership	243,305	236,475

Equity
Preferred stock, no par value; 50,000,000 shares authorized
2,803,812 shares of 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 shares at December 31, 2011)	46,571	46,571
0 shares of 6.75% Series G Cumulative Redeemable issued and outstanding (3,264,362 shares at December 31, 2011)	—	81,609
Common stock, $0.01 par value; 350,000,000 shares authorized 250,205,424 shares issued and outstanding (219,650,225 shares at December 31, 2011)	2,502	2,197
Additional paid-in capital	4,098,785	3,340,470
Distributions in excess of net income	(1,024,148)	(1,142,895)
Accumulated other comprehensive loss, net	(13,604)	(13,902)
Total stockholders’ equity	3,110,106	2,314,050
Non-controlling interest	4,829	4,734
Total equity	3,114,935	2,318,784
Total liabilities and equity	$6,972,621	$6,721,354
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

REVENUES
Rental income	$177,475	$150,637	$349,717	$288,449
Non-property income:
Other income	3,223	2,853	6,906	7,389
Total revenues	180,698	153,490	356,623	295,838

EXPENSES
Rental expenses:
Real estate taxes and insurance	21,535	17,503	42,446	35,164
Personnel	13,660	12,531	27,169	24,388
Utilities	8,676	7,876	18,041	15,597
Repair and maintenance	9,350	7,795	17,334	15,045
Administrative and marketing	3,921	3,454	7,452	6,557
Property management	4,880	4,142	9,617	7,932
Other operating expenses	1,434	1,542	2,817	2,978
Real estate depreciation and amortization	84,474	79,908	172,381	150,123
Interest
Expense incurred	37,399	37,261	76,572	72,040
Amortization of convertible debt discount	—	359	—	718
Other debt charges/(benefits), net	4,143	40	(285)	4,059
General and administrative	13,738	12,875	23,117	23,505
Other depreciation and amortization	1,017	986	1,935	2,029
Total expenses	204,227	186,272	398,596	360,135
Loss from operations	(23,529)	(32,782)	(41,973)	(64,297)
Loss from unconsolidated entities	(2,412)	(1,348)	(5,103)	(2,680)
Tax benefit of taxable REIT subsidiary, net	2,818	—	25,694	—
Loss from continuing operations	(23,123)	(34,130)	(21,382)	(66,977)
Income from discontinued operations, net of tax	179,429	49,039	264,316	53,230
Net income/(loss)	156,306	14,909	242,934	(13,747)
Net (income)/loss attributable to redeemable non-controlling interests in OP	(5,911)	(221)	(9,331)	611
Net income attributable to non-controlling interests	(43)	(37)	(95)	(88)
Net income/(loss) attributable to UDR, Inc.	150,352	14,651	233,508	(13,224)
Distributions to preferred stockholders — Series E (Convertible)	(931)	(931)	(1,862)	(1,862)
Distributions to preferred stockholders — Series G	(909)	(1,396)	(2,286)	(2,833)
Premium on preferred stock redemption or repurchases, net	(2,791)	(175)	(2,791)	(175)
Net income/(loss) attributable to common stockholders	$145,721	$12,149	$226,569	$(18,094)

Earnings per weighted average common share — basic and diluted:
Loss from continuing operations attributable to common stockholders	$(0.14)	$(0.19)	$(0.17)	$(0.38)
Income from discontinued operations	$0.77	$0.26	$1.16	$0.29
Net income/(loss) attributable to common stockholders	$0.62	$0.06	$0.99	$(0.10)

Common distributions declared per share	$0.220	$0.200	$0.440	$0.385

Weighted average number of common shares outstanding — basic and diluted	234,031	190,479	227,766	186,527
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income/(loss)	$156,306	$14,909	$242,934	$(13,747)
Other comprehensive income/(loss):
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding loss	(1,533)	(9,276)	(3,492)	(7,903)
Loss reclassified into earnings from other comprehensive income	1,897	2,441	3,752	4,350
Other comprehensive income - marketable securities:
Gain reclassified into earnings from other comprehensive income	—	—	—	(3,492)
Other comprehensive income/(loss)	364	(6,835)	260	(7,045)
Comprehensive income/(loss)	156,670	8,074	243,194	(20,792)
Comprehensive income/(loss) attributable to non-controlling interests	5,983	12	9,388	(752)
Comprehensive income/(loss) attributable to UDR, Inc.	$150,687	$8,062	$233,806	$(20,040)

See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

					Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	6,068,174	$128,180	219,650,225	$2,197	$3,340,470	$(1,142,895)	$(13,902)	$4,734	$2,318,784
Net income	—	—	—	—	—	233,508	—	—	233,508
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	95	95
Other comprehensive loss							298		298
Issuance of common and restricted shares	—	—	58,750	—	(758)	—	—	—	(758)
Issuance of common shares through public offering	—	—	30,490,969	305	756,136	—	—	—	756,441
Redemption of 3,264,362 shares of 6.75% Series G Cumulative Redeemable Shares	(3,264,362)	(81,609)	—	—	2,791	(2,791)	—	—	(81,609)
Adjustment for conversion of non-controlling interest of unitholders in Operating Partnership	—	—	5,480	—	146	—	—	—	146
Common stock distributions declared ($0.44 per share)	—	—	—	—	—	(105,601)	—	—	(105,601)
Preferred stock distributions declared-Series E ($0.6644 per share)	—	—	—	—	—	(1,862)	—	—	(1,862)
Preferred stock distributions declared-Series G ($0.5671875 per share)	—	—	—	—	—	(2,286)	—	—	(2,286)
Adjustment to reflect redemption value of redeemable non-controlling interests	—	—	—	—	—	(2,221)	—	—	(2,221)
Balance at June 30, 2012	2,803,812	$46,571	250,205,424	$2,502	$4,098,785	$(1,024,148)	$(13,604)	$4,829	$3,114,935
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)

	Six Months Ended June 30,
	2012	2011

Operating Activities
Net income/(loss)	$242,934	$(13,747)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	180,656	177,305
Net gain on sale of marketable securities	—	(3,123)
Net gain on the sale of depreciable property	(252,531)	(44,699)
Tax (benefit)/expense of taxable REIT subsidiary	(25,694)	988
(Gain)/loss on debt extinguishment	(285)	4,059
Write off of bad debt	1,498	1,241
Loss from unconsolidated entities	5,103	2,680
Amortization of deferred financing costs and other	4,787	4,238
Amortization of deferred compensation	7,049	5,105
Amortization of convertible debt discount	—	718
Changes in operating assets and liabilities:
Increase in operating assets	(240)	(10,641)
Decrease in operating liabilities	(15,173)	(9,049)
Net cash provided by operating activities	148,104	115,075

Investing Activities
Proceeds from sales of real estate investments, net	594,680	29,363
Proceeds from sale of marketable securities	—	3,497
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	(11,246)	(109,148)
Cash paid in nonmonetary asset exchange	—	(28,124)
Development of real estate assets	(105,861)	(44,547)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(66,983)	(37,691)
Capital expenditures — non-real estate assets	(1,721)	(2,477)
Investment in unconsolidated joint ventures	(297,127)	(33,245)
Distributions received from unconsolidated joint venture	5,363	488
Issuance and purchase of note receivable	(39,409)	—
Purchase deposits on pending real estate acquisitions	—	(44,176)
Net cash provided by/(used in) investing activities	77,696	(266,060)

Financing Activities
Payments on secured debt	(484,534)	(204,896)
Proceeds from the issuance of secured debt	250	19,204
Proceeds from the issuance of unsecured debt	396,400	296,964
Payments on unsecured debt	(100,000)	(167,790)
Net repayment of revolving bank debt	(421,000)	(26,750)
Payment of financing costs	(4,342)	(3,380)
Issuance of common and restricted stock, net	(8,185)	3,832
Proceeds from the issuance of common shares through public offering, net	756,441	325,106
Payments for the repurchase of Series G preferred stock, net	(81,609)	(3,597)
Distributions paid to non-controlling interests	(4,500)	(2,952)
Distributions paid to preferred stockholders	(5,713)	(4,696)
Distributions paid to common stockholders	(97,399)	(67,912)
Net cash (used in)/provided by financing activities	(54,191)	163,133
Net increase in cash and cash equivalents	171,609	12,148
Cash and cash equivalents, beginning of period	12,503	9,486
Cash and cash equivalents, end of period	$184,112	$21,634

Supplemental Information:

Interest paid during the period, net of amounts capitalized	$78,923	$83,233

Non-cash transactions:
Secured debt assumed in the acquisitions of properties, including asset exchange	34,412	247,805
Fair market value adjustment of secured debt assumed in acquisitions of properties, including asset exchange	2,617	21,915
Conversion of operating partnership non-controlling interests to common stock (5,480 shares in 2012 and 1,894 shares in 2011)	146	48
Real estate acquired in asset exchange	—	268,853
Real estate disposed in asset exchange	—	192,576
OP Units issued in partial consideration for property acquisition	—	62,878
Secured debt transferred in asset exchange	—	55,356

See accompanying notes to consolidated financial statements.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

1. CONSOLIDATION AND BASIS OF PRESENTATION
Consolidation and Basis of Presentation
UDR, Inc., collectively with our consolidated subsidiaries (“UDR”, the “Company”, “we”, “our”, or “us”) is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”). As of June 30, 2012, there were 184,281,253 units in the Operating Partnership outstanding, of which 174,865,430 units or 94.9% were owned by UDR and 9,415,823 units or 5.1% were owned by limited partners. The consolidated financial statements of UDR include the non-controlling interests of the unitholders in the Operating Partnership.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of June 30, 2012, and results of operations for the three and six months ended June 30, 2012 and 2011 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2011 appearing in UDR’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2012.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Accounting Policies
Revenue and real estate sales gain recognition
Rental income related to leases is recognized on an accrual basis when due from residents in accordance with GAAP. Rental payments are generally due on a monthly basis and recognized when earned. The Company recognizes interest income, management and other fees and incentives when earned, and the amounts are fixed and determinable.
The Company accounts for sales of real estate in accordance with GAAP. For sale transactions meeting the requirements for full accrual profit recognition, such as the Company no longer having continuing involvement in the property, we remove the related assets and liabilities from our Consolidated Balance Sheets and record the gain or loss in the period the transaction closes. For sale transactions that do not meet the full accrual sale criteria due to our continuing involvement, we evaluate the nature of the continuing involvement and account for the transaction under an alternate method of accounting. Unless certain limited criteria are met, non-monetary transactions, including property exchanges, are accounted for at fair value.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2012

as partial sales, we determine if the buyer of the majority equity interest in the venture was provided a preference as to cash flows in either an operating or a capital waterfall. If a cash flow preference has been provided, we recognize profit only to the extent that proceeds from the sale of the majority equity interest exceed costs related to the entire property.
Notes Receivable
The following table summarizes our notes receivable as of June 30, 2012 (in thousands):

	Balance outstanding	Interest rate

Note due February 2017	$13,200	10.00%
Note due June 2022 (net of discount of $291)	26,209	7.00%
Total notes receivable, net	$39,409
The Company has a $13.2 million secured note receivable with an unaffiliated third party, which bears an interest rate of 10.00% per annum. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) declaration of acceleration; or (d) the fifth anniversary of the date of the note (February 2017).
On June 21, 2012, the Company purchased mezzanine debt securing a mortgage on a newly constructed, class A community in West Los Angeles. The $26.5 million loan was purchased at a discount of 6.99% and bears a coupon rate of 7.00%. Interest payments are due monthly and the note is due June 2022.
During the three and six months ended June 30, 2012, the Company recognized $506,000 and $744,000, respectively, of interest income, net of accretion, from these notes receivable, which is included in "Other income" on the Consolidated Statements of Operations.
Marketable Securities
During the six months ended June 30, 2011, the Company sold marketable securities for $3.5 million, resulting in a realized gain of $3.1 million, which is included in “Other Income” on the Consolidated Statements of Operations. The cost of securities sold was based on the specific identification method. Unrealized gains of $3.5 million were reclassified out of accumulated other comprehensive income/(loss) into earnings during the six months ended June 30, 2011. The marketable securities, which represented common stock in a publicly held company, were classified as “available-for-sale,” and were carried at fair value with unrealized gains and losses reported as a component of other comprehensive income/(loss).
Preferred Share Redemption and Repurchases

During the three and six months ended June 30, 2012, the Company completed the redemption of all outstanding shares of its 6.75% Series G Cumulative Redeemable Preferred Stock. A total of 3,264,362 shares of the Series G Preferred Stock was redeemed at a redemption price of $25 per share in cash, plus accrued and unpaid dividends to the redemption date for a total cost of $82.1 million.
When redeeming or repurchasing preferred stock, the Company recognizes share issuance costs as a charge to the preferred stock on a pro rata basis to the total costs incurred for the preferred stock offering as well as any premium or discount on the redemption or repurchase. In connection with the redemption of the Series G Preferred Stock, the Company recognized a decrease in net income/(loss) attributable to common stockholders of $2.8 million for the three and six months ended June 30, 2012 and $175,000 for the three and six months ended June 30, 2011, which is reported in “Premium on preferred stock redemption and repurchases, net” in the Consolidated Statement of Operations.
Income Taxes
Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as Taxable REIT Subsidiaries

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2012

(“TRS”), primarily those engaged in development activities.
Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of June 30, 2012, UDR recorded a net current liability of $6.1 million and a deferred tax asset of $22.0 million (net of a valuation allowance of $1.2 million).

Prior to 2012, the TRS had a history of losses and, as a result, has historically recognized a valuation allowance for net deferred tax assets.  Each quarter, the Company evaluates the need to retain all or a portion of the valuation allowance on its net deferred tax assets.  During the three months ended March 31, 2012, the Company determined that it is more likely than not that the deferred tax assets, including any remaining net operating loss carry forward, will be realized. In making this determination, the Company analyzed, among other things, its recent history of earnings from the sale of depreciable property, forecasts of future earnings and its cumulative earnings for the last twelve quarters. The reversal of the valuation allowance resulted in an income tax benefit of $22.9 million during the six months ended June 30, 2012, which is reflected in continuing operations, and classified as "Tax benefit of taxable REIT subsidiary" in the Consolidated Statements of Operations.
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
UDR had no material unrecognized tax benefit, accrued interest or penalties at June 30, 2012. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state jurisdictions. The tax years 2008 - 2011 remain open to examination by the major taxing jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense.

3. REAL ESTATE OWNED
Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and sold properties. As of June 30, 2012, the Company owned and consolidated 145 communities in 10 states plus the District of Columbia totaling 41,681 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of June 30, 2012 and December 31, 2011 (dollar amounts in thousands):

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2012

	June 30, 2012	December 31, 2011
Land	$1,856,026	$1,821,762
Depreciable property — held and used:
Building and improvements	5,362,012	5,203,484
Furniture, fixtures and equipment	261,201	244,101
Under development:
Land	104,105	115,198
Construction in progress	177,901	131,601
Sold or held for sale:
Land	—	98,340
Building and improvements	—	410,123
Furniture, fixtures and equipment	—	49,862
Real estate owned	7,761,245	8,074,471
Accumulated depreciation	(1,769,530)	(1,831,727)
Real estate owned, net	$5,991,715	$6,242,744
On April 27, 2012, the Company acquired the remaining 80% ownership interests in two apartment communities (633 homes) for $11.7 million from an unaffiliated member of one our joint ventures. (See Note 5, Joint Ventures.)

Total acquisition value of these communities at the acquisition date was recorded $10.1 million to land; $35.9 million to buildings and improvements; $1.5 million to furniture, fixtures, and equipment; $1.5 million to intangible assets; and $38.1 million to assumed debt and liabilities.

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
All development projects and related carrying costs are capitalized and reported on the Consolidated Balance Sheets as “Real estate under development.” The costs of development projects which include interest, real estate taxes, insurance and allocated development overhead related to support costs for personnel working directly on the development are capitalized during the construction period. These costs, excluding the direct costs of development and capitalized interest for the three and six months ended June 30, 2012 and 2011 were $2.0 million and $4.7 million and $1.8 million and $5.9 million, respectively. During the three and six months ended June 30, 2012 and 2011, total capitalized interest was $5.1 million and $10.0 million, and $3.5 million and $6.1 million, respectively.
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
During the three and six months ended June 30, 2012 , the Company sold 15 communities with 4,931 apartment homes

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2012

and 21 communities with 6,507 apartment homes, respectively. During three and six months ended June 30, 2011, the Company sold seven communities with 1,707 apartment homes, which included six communities (1,418 homes) sold in conjunction with an asset exchange. The Company had no communities that met the criteria to be classified as held for sale and included in discontinued operations at June 30, 2012. During the three and six months ended June 30, 2012, UDR recognized gains (before tax) on the sale of communities for financial reporting purposes of $180.9 million and $261.4 million during the three and six months ended June 30, 2012, respectively, and $44.7 million during the three and six months ended June 30, 2011, which are included in discontinued operations. The results of operations for the following properties are classified on the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations.” Discontinued operations for three and six months ended June 30, 2011 also includes operating activities related to 11 communities (2,781 homes) sold during the last two quarters of 2011.
The following is a summary of income from discontinued operations for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Rental income	$13,215	$26,581	$30,316	$59,271

Rental expenses	4,637	9,989	10,566	22,102
Other operating expenses	—	—	—	23
Property management fee	364	731	834	1,630
Real estate depreciation	—	11,253	6,340	25,153
Interest	—	184	—	1,744
Non-property expense	791	43	791	88
	5,792	22,200	18,531	50,740
Income before net gain on the sale of depreciable property	7,423	4,381	11,785	8,531
Gain on the sale of depreciable property	180,856	44,658	261,381	44,699
Income tax expense	(8,850)	—	(8,850)	—
Income from discontinued operations	$179,429	$49,039	$264,316	$53,230
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
Consolidated Joint Ventures
In 2011, the Company invested in a joint venture with an unaffiliated third party to acquire and redevelop an existing commercial property into a 173 apartment home community in Orange County, California. At closing the Company contributed $9.0 million and at June 30, 2012, UDR owned a 90% controlling interest in the investment. Under the terms of the operating agreement, our partner is required to achieve certain criteria as it relates to the entitlement process. If the criteria is met on or before 730 days after the site plan application is deemed complete by the city, the Company is obligated to contribute an additional $3.0 million to the joint venture for distribution to our partner. At the acquisition date, the Company accrued and capitalized $3.0 million related to the contingent consideration, which represents the difference between fair value of the

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2012

property of $9.8 million on the formation date and the estimated fair value of the underlying property upon completion of the entitlement process of $12.8 million. The Company estimated the fair value based on Level 3 inputs utilized in a third party valuation.
Unconsolidated Joint Ventures
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures consisting of our proportionate share of the net earnings or loss of the joint ventures. In addition, we may earn fees for providing management services to the unconsolidated joint ventures. As of June 30, 2012, UDR had investments in the following unconsolidated joint ventures which are accounted for under the equity method of accounting.
In 2010, the Company acquired The Hanover Company’s (“Hanover”) partnership interests in the Hanover/MetLife Master Limited Partnership (“UDR/MetLife I”) at a cost of $100.8 million. UDR/MetLife I currently owns a portfolio of 19 operating communities containing 3,930 apartment homes and 10 land parcels with the potential to develop approximately 2,000 additional apartment homes. Under the terms of UDR/MetLife I, UDR acts as the general partner with significant participating rights held by our partner, and earns fees for property management, asset management, and financing transactions.
UDR has a weighted average ownership interest of 12.6% in the operating communities and 4.0% in the land parcels. Our initial investment of $100.8 million consisted of $71.8 million in cash, which included associated transaction costs, and a $30 million payable (includes present value discount of $1 million) to Hanover. UDR agreed to pay the $30 million balance to Hanover in two interest free installments in the amounts of $20 million (paid in 2011) and $10 million on the first and second anniversaries of the closing, respectively. The $30 million payable was recorded at its present value of $29 million using an effective interest rate of 2.67%. At June 30, 2012 and December 31, 2011, the net carrying value of the payable was $9.9 million and $9.8 million, respectively. Interest expense of $66,000 and $132,000 and $196,000 and $391,000 was recorded during the three and six months ended June 30, 2012 and 2011, respectively. At June 30, 2012 and December 31, 2011, the Company’s investment was $100.2 million and $133.8 million, respectively.
UDR’s inital cost of its equity investment of $100.8 million differed from the proportionate share in the underlying net assets of UDR/MetLife I of $111.4 million. The difference of $10.6 million was attributable to certain assets and adjustments that were allocated to UDR’s proportionate share in UDR/MetLife I’s buildings of $8.4 million, land of $3.9 million, and $(1.6) million of lease intangible assets. With the exception of land, the difference related to buildings is accreted and recorded as a component of loss from unconsolidated entities over 45 years and the difference related to lease intangible assets was amortized and recorded as a component of loss from unconsolidated entities over 11 months with the offset to the Company’s carrying value of its equity investment. During the three and six months ended June 30, 2012, the Company recorded $42,000 and $88,000 of net accretion, respectively. During the three and six months ended June 30, 2011, the Company recorded $395,000 and $791,000 net of amortization, respectively.

On January 12, 2012, the Company formed a new real estate joint venture, UDR/MetLife II, with MetLife wherein each party owns a 50% interest in a $1.3 billion portfolio of 12 operating communities containing 2,528 apartment homes. The 12 communities in the joint venture include seven from UDR/MetLife I while the remaining five operating communities were newly acquired by UDR/MetLife II. The newly acquired communities, collectively known as Columbus Square, are recently developed, high-rise apartment buildings located on the Upper West Side of Manhattan and were purchased for $637.5 million. The Company serves as the general partner with significant participating rights held by our partner. The Company earns property management, asset management and financing fees. Our initial investment was $327.1 million, which consisted of $293.5 million of cash paid and $33.6 million of our equity in the seven communities transferred from UDR/MetLife I. (Of the $293.5 million of cash paid for its investment, the Company paid $80.4 million of purchase deposits for the acquisition of Columbus Square in 2011.) Our investment at June 30, 2012 was $323.7 million.
In January 2012, the Company formed a joint venture to acquire land for future development in San Francisco, California. At June 30, 2012, UDR owned a non-controlling interest of 92.5% in the joint venture. Our initial investment was $37.3 million, and our investment at June 30, 2012 was $38.9 million.
In May 2012, the Company formed a joint venture to acquire land for future development in Boston, Massachusetts. At closing and at June 30, 2012, UDR owned a non-controlling interest of 98.0% in the joint venture. Our initial investment was $26.0 million, and our investment at June 30, 2012 was $27.1 million.
The Company is a partner in a joint venture to develop a 240-home community in Stoughton, Massachusetts. At June 30,

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2012

2012 and December 31, 2011, UDR owned a non-controlling interest of 95% in the joint venture. Our initial investment was $10.0 million. Our investment at June 30, 2012 and December 31, 2011 was $16.7 million and $17.2 million, respectively.
The Company is a partner in a joint venture to develop a 263-home community in San Diego, California. At June 30, 2012 and December 31, 2011, UDR owned a non-controlling interest of 95% in the joint venture. Our initial investment was $9.9 million. Our investment at June 30, 2012 and December 31, 2011 was $22.5 million and $12.1 million, respectively.
The Company is a partner in a joint venture to develop a 256-home community in College Park, Maryland. At June 30, 2012 and December 31, 2011, UDR owned a non-controlling interest of 95% in the joint venture. Our initial investment was $7.1 million. Our investment at June 30, 2012 and December 31, 2011 was $14.4 million and $8.6 million , respectively.
UDR is a partner with an unaffiliated third party, which formed a joint venture for the investment of up to $450 million in multifamily properties located in key, high barrier to entry markets. The partners will contribute equity of $180 million of which the Company’s maximum equity will be 30% or $54 million when fully invested. The joint venture owns and operates three communities (660 homes) in Metropolitan Washington D.C. At June 30, 2012 and December 31, 2011, the Company owned a 30% interest in the joint venture. Our investment at June 30, 2012 and December 31, 2011 was $32.1 million and $34.1 million, respectively.
UDR is a partner with an unaffiliated third party which owns and operates apartment communities located in Texas. UDR initially contributed cash and a property equal to 20% of the fair value of ten properties (3,992 homes). The unaffiliated member contributed cash equal to 80% of the fair value of the properties, which amount was then used to purchase the nine operating properties from UDR. During three months ended June 30, 2012, the Company acquired the remaining 80% ownership interests in two apartment communities (633 homes) for $11.7 million from its Texas joint venture partner. Our initial investment was $20.4 million. Our investment at June 30, 2012 and December 31, 2011 was $4.6 million and $7.1 million, respectively.
We evaluate our investments in unconsolidated joint ventures when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decrease in the value of its other investments in unconsolidated joint ventures during the three and six months ended June 30, 2012 and 2011.
Combined summary financial information relating to all of the unconsolidated joint ventures operations (not just our proportionate share), is presented below for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	2012	2011
For the Three Months Ended June 30,
Revenues	$74,725	$48,414
Real estate depreciation and amortization	26,489	16,737
Net income/(loss)	3,544	(3,142)
UDR recorded loss from unconsolidated entities	2,412	1,348

For the Six Months Ended June 30,
Revenues	$137,750	$95,005
Real estate depreciation and amortization	52,374	33,338
Net income/(loss)	(5,077)	(8,731)
UDR recorded loss from unconsolidated entities	5,103	2,680
Combined summary balance sheets relating to all of the unconsolidated joint ventures (not just our proportionate share) are presented below as of June 30, 2012 and December 31, 2011 (dollars in thousands):

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2012

	June 30, 2012	December 31, 2011
Real estate, net	$3,550,889	$2,908,623
Total assets	3,655,128	2,998,866
Amount due to UDR	12,853	6,251
Third party debt	1,770,990	1,499,419
Total liabilities	1,823,697	1,561,396
Total equity	1,816,754	1,437,470
Equity held by non-controlling interest	14,677	14,641
UDR's investment in unconsolidated joint ventures	580,098	213,040
As of June 30, 2012, the Company had deferred fees and deferred profit from the sale of properties to a joint venture of $29.4 million, the majority of which the Company will not recognize until the underlying property is sold to a third party. The Company recognized $2.7 million and $5.7 million and $2.5 million and $3.8 million of management fees during the three and six months ended June 30, 2012 and 2011, respectively, for our management of the joint ventures. The management fees are classified in “Other Income” in the Consolidated Statements of Operations.
The Company may, in the future, make additional capital contributions to certain of our joint ventures should additional capital contributions be necessary to fund acquisitions and operating shortfalls.
6. SECURED DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification of the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument. Secured debt, including debt related to real estate held for sale, which encumbers $2.3 billion or 29.8% of UDR’s total real estate owned based upon gross book value ($5.4 billion or 70.2% of UDR’s real estate owned based on gross book value is unencumbered) consists of the following as of June 30, 2012 (dollars in thousands):

	Principal Outstanding		For the Six Months Ended June 30,
	June 30, 2012	December 31, 2011	Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
Fixed Rate Debt
Mortgage notes payable	$466,266	$590,208	5.31%	3.8	9
Fannie Mae credit facilities	632,571	744,509	5.12%	6.3	23
Total fixed rate secured debt	1,098,837	1,334,717	5.20%	5.2	32
Variable Rate Debt
Mortgage notes payable	37,415	151,685	1.06%	1.0	2
Tax-exempt secured notes payable	94,700	94,700	0.85%	10.1	2
Fannie Mae credit facilities	211,409	310,451	2.08%	6.1	7
Total variable rate secured debt	343,524	556,836	1.63%	6.6	11
Total secured debt	$1,442,361	$1,891,553	4.35%	5.6	43
UDR has three secured credit facilities with Fannie Mae with an aggregate commitment of $932.8 million at June 30, 2012. The Fannie Mae credit facilities are for an initial term of 10 years and bear interest at floating and fixed rates. We have $632.6 million of the outstanding balance fixed at a weighted average interest rate of 5.12% and the remaining balance on these facilities is currently at a weighted average variable interest rate of 2.08%. Further information related to these credit facilities is as follows: (dollars amounts in thousands):

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2012

	June 30, 2012	December 31, 2011
Borrowings outstanding	$843,980	$1,054,960
Weighted average borrowings during the period ended	964,520	1,139,588
Maximum daily borrowings during the period ended	1,054,735	1,157,557
Weighted average interest rate during the period ended	4.3%	4.4%
Weighted average interest rate at the end of the period	4.4%	4.1%
The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair market adjustment was a net premium of $19.5 million and $24.1 million at June 30, 2012 and December 31, 2011, respectively.
Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from October 2012 through May 2019 years and carry interest rates ranging from 3.43% to 6.54%.
Secured credit facilities. At June 30, 2012, the Company had $632.6 million outstanding of fixed rate secured credit facilities with Fannie Mae with a weighted average fixed interest rate of 5.12%.
Variable Rate Debt
Mortgage notes payable. Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at July 2013. The mortgage notes payable are based on LIBOR plus some basis points, which translate into an interest rate of 1.06% at June 30, 2012.
Tax-exempt secured notes payable. The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature at various dates between August 2019 and March 2030. Interest on these notes is payable in monthly installments. The variable mortgage notes have interest rates ranging from 0.71% to 0.90% as of June 30, 2012.
Secured credit facilities. At June 30, 2012, the Company had $211.4 million outstanding of variable rate secured credit facilities with Fannie Mae with a weighted average floating interest rate of 2.08%.
The aggregate maturities, including amortizing principal payments, of our secured debt due during each of the next five calendar years subsequent to June 30, 2012 are as follows (dollars in thousands):

	Fixed		Variable
Year	Mortgage Notes	Credit Facilities	Mortgage Notes	Tax-Exempt Notes Payable	Credit Facilities	Total Secured
2012	$10,790	$1,493	$—	$—	$—	$12,283
2013	9,777	3,144	37,415	—	—	50,336
2014	44,352	3,328	—	—	—	47,680
2015	193,893	3,523	—	—	—	197,416
2016	132,652	3,702	—	—	—	136,354
Thereafter	74,802	617,381	—	94,700	211,409	998,292
Total	$466,266	$632,571	$37,415	$94,700	$211,409	$1,442,361
7. UNSECURED DEBT
A summary of unsecured debt as of June 30, 2012 and December 31, 2011 is as follows (dollars in thousands):

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2012

	June 30, 2012	December 31, 2011
Commercial Bank
Borrowings outstanding under an unsecured credit facility due October 2015 (a), (d)	$—	$421,000

Senior Unsecured Notes
4.63% Medium-Term Notes due January 2022 (net of discount of $3,420) (b), (d)	396,580	—
1.67% Term Notes due December 2016 (c), (d)	35,000	100,000
2.68% Term Notes due December 2016 (c), (d)	65,000	—
6.05% Medium-Term Notes due June 2013	122,500	122,500
5.13% Medium-Term Notes due January 2014	184,000	184,000
5.50% Medium-Term Notes due April 2014 (net of discount of $123 and $157)	128,377	128,343
5.25% Medium-Term Notes due January 2015 (includes discount of $327 and $390)	324,848	324,785
5.25% Medium-Term Notes due January 2016	83,260	83,260
2.90% Term Notes due January 2016 (d)	250,000	250,000
8.50% Debentures due September 2024	15,644	15,644
4.25% Medium-Term Notes due June 2018 (net of discount of $2,536 and $2,751) (d)	297,464	297,249
5.00% Medium-Term Notes due January 2012	—	100,000
Other	34	36
	1,902,707	1,605,817
	$1,902,707	$2,026,817

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

(c)
During the three months ended June 30, 2012, the Company entered into an interest rate swap agreement for a portion of the $100 million term notes, which carries a fixed interest rate of 2.68% at June 30, 2012.

(d)	The Operating Partnership is a guarantor at June 30, 2012 and December 31, 2011.
The following is a summary of short-term bank borrowings under UDR’s bank credit facility at June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012	December 31, 2011
Total revolving credit facility	$900,000	$900,000
Borrowings outstanding at end of period (1)	—	421,000
Weighted average daily borrowings during the period ended	319,923	227,498
Maximum daily borrowings during the period ended	788,000	450,000
Weighted average interest rate during the period ended	1.5%	1.0%
Interest rate at end of the period	N/A	1.5%

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2012

(1)	Excludes $4.1 million of letters of credit at June 30, 2012.
The aggregate maturities of unsecured debt for the next five calendar years subsequent to June 30, 2012 are as follows (dollars in thousands):

Year	Commercial Bank Line	Senior Unsecured Notes	Total Unsecured
2012	$—	$—	$—
2013	—	121,530	121,530
2014	—	311,574	311,574
2015	—	324,388	324,388
2016	—	432,483	432,483
Thereafter	—	712,732	712,732
Total	$—	$1,902,707	$1,902,707
We were in compliance with the covenants of our debt instruments at June 30, 2012.

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
The following table sets forth the computation of basic and diluted earnings/(loss) per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator for earnings per share — basic and diluted:
Net income/(loss) attributable to common stockholders	$145,721	$12,149	$226,569	$(18,094)
Denominator for earnings per share — basic and diluted:
Weighted average common shares outstanding	234,657	191,758	228,697	187,832
Non-vested restricted stock awards	(626)	(1,279)	(931)	(1,305)
Denominator for basic and diluted earnings per share	234,031	190,479	227,766	186,527
Net income/(loss) attributable to common stockholders - basic and diluted	$0.62	$0.06	$0.99	$(0.10)
The effect of the conversion of the OP Units, convertible preferred stock, convertible debt, stock options and restricted stock is not dilutive and is therefore not included in the above calculations as the Company reported a loss from continuing operations attributable to common stockholders.
If the OP Units were converted to common stock, the additional weighted average common shares outstanding for the three and six months ended June 30, 2012 and 2011 would be 9,416,843 and 9,419,070 and 7,630,342 and 6,353,248, respectively.
If the convertible preferred stock were converted to common stock, the additional shares of common stock outstanding for the three and six months ended June 30, 2012 and 2011 would be 3,035,548 weighted average common shares.
If the stock options and unvested restricted stock were converted to common stock, the additional weighted average common shares outstanding using the treasury stock method would be a 1,348,466 and 1,328,336 and 2,043,257 and 1,997,222 weighted average common shares for the three and six months ended June 30, 2012 and 2011, respectively.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2012

9. NONCONTROLLING INTERESTS
Redeemable non-controlling interests in operating partnership
Interests in the Operating Partnership held by limited partners are represented by operating partnership units (“OP Units”). The income is allocated to holders of OP Units based upon net income attributable to common stockholders and the weighted average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to non-controlling interests in accordance with the terms of the individual partnership agreements.
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
The following table sets forth redeemable non-controlling interests in the Operating Partnership for the following period (dollars in thousands):

Redeemable non-controlling interests in the Operating Partnership, December 31, 2011	$236,475
Mark to market adjustment to redeemable non-controlling interests in the Operating Partnership	2,221
Conversion of OP Units to Common Stock	(146)
Net income attributable to redeemable non-controlling interests in the Operating Partnership	9,331
Distributions to redeemable non-controlling interests in the Operating Partnership	(4,538)
Allocation of other comprehensive loss	(38)
Redeemable non-controlling interests in the Operating Partnership, June 30, 2012	$243,305
Non-controlling interests
Non-controlling interests represent interests of unrelated partners in certain consolidated affiliates, and is presented as part of equity in the Consolidated Balance Sheets since these interests are not redeemable. During the three and six months ended June 30, 2012 and 2011, net income attributable to non-controlling interests was $43,000 and $95,000 and $37,000 and $88,000, respectively.
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

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of June 30, 2012 and December 31, 2011 are summarized as follows (dollars in thousands):

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2012

		Fair Value at June 30, 2012 Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Notes receivable	$45,419	$—	$—	$45,419
Derivatives- Interest rate contracts (c)	17	—	17	—
Total assets	$45,436	$—	$17	$45,419

Derivatives- Interest rate contracts (c)	$13,404	$—	$13,404	$—
Contingent purchase consideration (d)	3,000	—	—	3,000
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	509,387	—	—	509,387
Fannie Mae credit facilities	690,817	—	—	690,817
Secured debt instruments- variable rate: (a)
Mortgage notes payable	37,415	—	—	37,415
Tax-exempt secured notes payable	94,700	—	—	94,700
Fannie Mae credit facilities	211,409	—	—	211,409
Unsecured debt instruments: (b)
Commercial bank	—	—	—	—
Senior unsecured notes	2,008,235	—	—	2,008,235
Total liabilities	$3,568,367	$—	$13,404	$3,554,963

Redeemable non-controlling interests (e)	$243,305	$—	$243,305	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2012

		Fair Value at December 31, 2011 Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Description:
Derivatives- Interest rate contracts (c)	$89	$—	$89	$—
Total assets	$89	$—	$89	$—

Derivatives- Interest rate contracts (c)	$13,660	$—	$13,660	$—
Contingent purchase consideration (d)	3,000	—	—	3,000
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	635,531	—	—	635,531
Fannie Mae credit facilities	799,584	—	—	799,584
Secured debt instruments- variable rate: (a)
Mortgage notes payable	151,685	—	—	151,685
Tax-exempt secured notes payable	94,700	—	—	94,700
Fannie Mae credit facilities	310,451	—	—	310,451
Unsecured debt instruments: (b)
Commercial bank	421,000	—	—	421,000
Senior unsecured notes	1,675,189	—	—	1,675,189
Total liabilities	$4,104,800	$—	$13,660	$4,091,140

Redeemable non-controlling interests (e)	$236,475	$—	$236,475	$—

(a)	See Note 6, “Secured Debt”

(b)	See Note 7, “Unsecured Debt”

(c)	See Note 11, “Derivatives and Hedging Activity”

(d)	The fair value of the contingent purchase consideration is related to our acquisition of a development property in a consolidated joint venture in 2011. (See Note 5, “Joint Ventures.”)

(e)	See Note 9, "Noncontrolling Interests"
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2012

of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2012 and December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB's fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
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
Financial Instruments Not Carried at Fair Value
At June 30, 2012, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
We estimate the fair value of our notes receivable and debt instruments by discounting the remaining cash flows of the debt instrument at a discount rate equal to the replacement market credit spread plus the corresponding treasury yields. Factors considered in determining a replacement market credit spread include general market conditions, borrower specific credit spreads, time remaining to maturity, loan-to-value ratios and collateral quality, where applicable (Level 3).
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
We consider various factors to determine if a decrease in the value of our investments in an unconsolidated joint venture is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary decrease in the value of its investments in unconsolidated joint ventures during the three and six months ended June 30, 2012 and 2011.
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
JUNE 30, 2012

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated Other Comprehensive Income/(Loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2012 and 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2012 and 2011, the Company recorded less than a  $1,000 loss from ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item, and the fair value of interest rate swaps that were not zero at inception of the hedging relationship.
Amounts reported in “Accumulated Other Comprehensive Income/(Loss)” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through June 30, 2013, the Company estimates that an additional $7.0 million will be reclassified as an increase to interest expense.
As of June 30, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	13	$509,787
Interest rate caps	5	274,291
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a gain/(loss) of $(7,000) and $291,000 and $86,000 and $36,000 for the three and six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollar amounts in thousands):

Product	Number of Instruments	Notional
Interest rate caps	3	$172,697

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2012

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (amounts in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance Sheet Location	June 30, 2012	December 31, 2011	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$15	$71	Other liabilities	$13,404	$13,660
Total		$15	$71		$13,404	$13,660
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$2	$18	Other liabilities	$—	$—
Total		$2	$18		$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 (dollar amounts in thousands):

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2012

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2012	2011		2012	2011		2012	2011

For the Three Months Ended June 30,
Interest rate products	$(1,533)	$(9,276)		$(1,897)	$(2,441)		$—	$—
Total	$(1,533)	$(9,276)	Interest expense	$(1,897)	$(2,441)	Interest expense	$—	$—

For the Six Months Ended June 30,
Interest rate products	$(3,492)	$(7,903)	Interest expense	$(3,752)	$(4,350)	Interest expense	$—	$—
Total	$(3,492)	$(7,903)		$(3,752)	$(4,350)		$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2012	2011

For the Three Months Ended June 30,
Interest rate products	Other income/(expense)	$(7)	$86
Total		$(7)	$86

For the Six Months Ended June 30,
Interest rate products	Other income/(expense)	$291	$36
Total		$291	$36

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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2012

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
As of June 30, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $14.1 million. As of June 30, 2012, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2012, it would have been required to settle its obligations under the agreements at their termination value of $14.1 million.
12. STOCK BASED COMPENSATION
During the three and six months ended June 30, 2012 and 2011, we recognized $4.7 million and $7.0 million and $2.4 million and $5.1 million, respectively, as stock based compensation expense, which is inclusive of awards granted to our outside directors. During the three months ended June 30, 2012, the Company recognized $3.8 million of unrecognized compensation expense related to restricted shares granted under the Company’s 2010-2012 Long Term Incentive (“LTI”) Program. These shares vested as a result of the Company meeting certain performance criteria outlined under the LTI Program.
13. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Company’s real estate commitments at June 30, 2012 (dollars in thousands):

	Number of Properties	Costs Incurred to Date	Expected Costs to Complete (a)	Average Ownership Stake
Wholly owned — under development	5	$282,006	$319,094	100%
Joint ventures:
Consolidated joint ventures	1	$13,857	$32,143	90%
Unconsolidated joint ventures (b)	2	36,874	16,843	95%
		$332,737	$368,080
(a) Represents UDR's remaining equity commitment of unconsolidated joint ventures.
(b) Excludes land related to San Francisco and Boston development joint ventures. See Note 5, Joint Ventures.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2012

UDR owns and operates multifamily apartment communities that generate rental and other property related income through the leasing of apartment homes to a diverse base of tenants. The primary financial measures for UDR’s apartment communities are rental income and net operating income (“NOI”). Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. NOI is defined as rental income less direct property rental expenses. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI is property management expense which is calculated as 2.75% of property revenue to cover the regional supervision and accounting costs related to consolidated property operations, and land rent. UDR’s chief operating decision maker utilizes NOI as the key measure of segment profit or loss.
UDR’s two reportable segments are same communities and non-mature/other communities:

•
Same communities represent those communities acquired, developed, and stabilized prior to April 1, 2011 and held as of June 30, 2012. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

•
Non-mature/other communities represent those communities that were acquired or developed in 2011 and 2012, sold properties, redevelopment properties, properties classified as real estate held for disposition, joint venture properties, and the non-apartment components of mixed use properties.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and six months ended June 30, 2012 and 2011.
The accounting policies applicable to the operating segments described above are the same as those described in Note 2, Significant Accounting Policies. The following table details rental income and NOI from continuing and discontinued operations for UDR’s reportable segments for the three and six months ended June 30, 2012 and 2011, and reconciles NOI to net income/(loss) attributable to UDR per the Consolidated Statements of Operations (dollars in thousands):

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reportable apartment home segment rental income
Same Communities
Western Region	$54,740	$51,450	$108,031	$101,627
Mid-Atlantic Region	39,063	37,482	77,572	74,343
Southeastern Region	27,364	26,081	54,377	51,889
Southwestern Region	10,855	10,019	21,435	19,808
Non-Mature communities/Other	58,668	52,186	118,618	100,053
Total segment and consolidated rental income	$190,690	$177,218	$380,033	$347,720
Reportable apartment home segment NOI
Same Communities
Western Region	$38,130	$35,569	$75,214	$69,661
Mid-Atlantic Region	27,086	25,964	53,765	51,030
Southeastern Region	17,764	16,280	35,358	32,516
Southwestern Region	6,229	5,766	12,495	10,995
Non-Mature communities/Other	39,702	34,491	80,193	64,665
Total segment and consolidated NOI	128,911	118,070	257,025	228,867
Reconciling items:
Non-property income	3,223	2,853	6,906	7,389
Property management	(5,244)	(4,873)	(10,451)	(9,562)
Other operating expenses	(1,434)	(1,585)	(2,817)	(3,089)
Depreciation and amortization	(84,474)	(91,161)	(178,721)	(175,276)
Interest	(41,542)	(37,844)	(76,287)	(78,561)
General and administrative	(13,738)	(12,875)	(23,117)	(23,505)
Other depreciation and amortization	(1,017)	(986)	(1,935)	(2,029)
Loss from unconsolidated entities	(2,412)	(1,348)	(5,103)	(2,680)
Tax benefit of taxable REIT subsidiary, net	2,027	—	24,903	—
Redeemable non-controlling interests in OP	(5,911)	(221)	(9,331)	611
Non-controlling interests	(43)	(37)	(95)	(88)
Net gain on sale of depreciable property	172,006	44,658	252,531	44,699
Net income/(loss) attributable to UDR, Inc.	$150,352	$14,651	$233,508	$(13,224)
The following table details the assets of UDR’s reportable segments as of June 30, 2012 and December 31, 2011 (dollars in thousands):

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2012

	June 30, 2012	December 31, 2011
Reportable apartment home segment assets:
Same communities:
Western Region	$2,274,841	$2,260,859
Mid-Atlantic Region	1,346,780	1,340,679
Southeastern Region	862,330	852,572
Southwestern Region	411,699	409,751
Non-mature communities/Other	2,865,595	3,210,610
Total segment assets	7,761,245	8,074,471
Accumulated depreciation	(1,769,530)	(1,831,727)
Total segment assets — net book value	5,991,715	6,242,744
Reconciling items:
Cash and cash equivalents	184,112	12,503
Restricted cash	24,580	24,634
Deferred financing costs, net	28,579	30,068
Notes receivable	39,409	—
Investment in unconsolidated joint ventures	580,098	213,040
Other assets	124,128	198,365
Total consolidated assets	$6,972,621	$6,721,354
Capital expenditures related to our same communities totaled $15.1 million and $24.5 million and $10.3 million and $17.2 million for the three and six months ended June 30, 2012 and 2011, respectively. Capital expenditures related to our non-mature/other communities totaled $2.2 million and $5.1 million and $3.4 million and $5.4 million for the three and six months ended June 30, 2012 and 2011, respectively.
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

UNITED DOMINION REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	June 30, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$4,108,893	$4,062,894
Less: accumulated depreciation	(1,015,594)	(923,471)
Real estate held for investment, net	3,093,299	3,139,423
Real estate under development	30,365	26,793
Real estate sold or held for sale (net of accumulated depreciation of $0 and $52,887)	—	62,724
Total real estate owned, net of accumulated depreciation	3,123,664	3,228,940
Cash and cash equivalents	1,174	704
Restricted cash	13,633	12,568
Deferred financing costs, net	6,714	8,184
Other assets	32,881	41,771
Total assets	$3,178,066	$3,292,167

LIABILITIES AND CAPITAL

Secured debt	$970,255	$1,189,645
Note payable due to General Partner	88,771	88,771
Real estate taxes payable	5,527	5,280
Accrued interest payable	3,799	1,886
Security deposits and prepaid rent	15,953	16,498
Distributions payable	40,752	39,840
Deferred gains on the sale of depreciable property	63,838	63,838
Accounts payable, accrued expenses, and other liabilities	34,968	33,040
Total liabilities	1,223,863	1,438,798

Capital:
Partners’ capital:
Operating partnership units: 184,281,253 OP units outstanding at June 30, 2012 and December 31, 2011	—	—
General partner: 110,883 OP units outstanding at June 30, 2012 and December 31, 2011	1,271	1,293
Limited partners: 184,170,370 OP units outstanding at June 30, 2012 and December 31, 2011	2,003,165	2,040,401
Accumulated other comprehensive loss	(6,590)	(6,902)
Total partners’ capital	1,997,846	2,034,792
Receivable due from General Partner	(56,069)	(193,584)
Non-controlling interest	12,426	12,161
Total capital	1,954,203	1,853,369
Total liabilities and capital	$3,178,066	$3,292,167
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

REVENUES
Rental income	$98,031	$88,384	$193,926	$166,515

EXPENSES
Rental expenses:
Real estate taxes and insurance	10,203	9,757	20,260	19,633
Personnel	7,093	6,975	14,193	13,415
Utilities	4,689	4,428	9,935	8,623
Repair and maintenance	5,210	4,175	9,615	8,097
Administrative and marketing	1,885	1,869	3,738	3,470
Property management	2,696	2,430	5,333	4,604
Other operating expenses	4,095	1,404	8,144	2,694
Real estate depreciation and amortization	46,733	47,517	97,205	84,385
Interest expense:
Interest on secured debt	12,402	13,557	24,883	24,533
Interest on note payable due to General Partner	489	223	978	446
General and administrative	4,505	6,294	9,425	10,874
Total expenses	100,000	98,629	203,709	180,774
Loss from continuing operations	(1,969)	(10,245)	(9,783)	(14,259)
Income from discontinued operations	53,372	17,753	54,294	19,763
Net income	51,403	7,508	44,511	5,504
Net income attributable to non-controlling interests	(231)	(32)	(265)	(59)
Net income attributable to OP unitholders	$51,172	$7,476	$44,246	$5,445

Income/(loss) per OP unit- basic and diluted:
Loss from continuing operations attributable to OP unitholders	$(0.01)	$(0.06)	$(0.05)	$(0.08)
Income from discontinued operations	$0.29	$0.10	$0.29	$0.11
Net income attributable to OP unitholders	$0.28	$0.04	$0.24	$0.03

Weighted average OP units outstanding	184,281	182,479	184,281	181,201
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$51,403	$7,508	$44,511	$5,504

Other comprehensive income/(loss):
Other comprehensive income/(loss)- derivative instruments:
Unrealized holding loss	(701)	(3,108)	(1,370)	(2,838)
Loss reclassified into earnings from other comprehensive income	850	1,212	1,682	2,381
Other comprehensive income/(loss)	149	(1,896)	312	(457)

Comprehensive income	51,552	5,612	44,823	5,047

Comprehensive income attributable to non-controlling interests	(231)	(32)	(265)	(59)

Comprehensive income attributable to OP unitholders	$51,321	$5,580	44,558	4,988

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

	Class A Limited Partner	Limited Partners	UDR, Inc.		Accumulated Other Comprehensive Income/(Loss)	Total Partners' Capital	Receivable due from General Partner	Non-Controlling Interest
			Limited Partner	General Partner					Total
Balance at December 31, 2011	$43,967	$192,508	$1,803,926	$1,293	$(6,902)	$2,034,792	$(193,584)	$12,161	$1,853,369
Distributions	(1,164)	(3,373)	(76,919)	(48)	—	(81,504)	—	—	(81,504)
OP Unit Redemptions for common shares of UDR	—	(146)	146	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	1,845	7,222	(9,067)	—	—	—	—	—	—
Net income	615	1,831	41,774	26	—	44,246	—	265	44,511
Other comprehensive income	—	—	—	—	312	312	—	—	312
Net change in receivable due from General Partner	—	—	—	—	—	—	137,515	—	137,515
Balance at June 30, 2012	$45,263	$198,042	$1,759,860	$1,271	$(6,590)	$1,997,846	$(56,069)	$12,426	$1,954,203
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for unit data)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net income	$44,511	$5,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,411	91,383
Net gain on the sale of depreciable property	(51,182)	(16,038)
Write off of bad debt	(572)	799
Loss on debt extinguishment	1,221	—
Amortization of deferred financing costs and other	684	1,045
Changes in operating assets and liabilities:
(Decrease)/increase in operating assets	3,863	(7,244)
(Decrease)/increase in operating liabilities	(1,092)	4,228
Net cash provided by operating activities	95,844	79,677

Investing Activities
Development of real estate assets	(3,572)	—
Net proceeds from the sale of real estate	113,263	—
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(41,377)	(29,767)
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	—	(3,285)
Cash paid in nonmonetary asset exchange	—	(15,407)
Net cash provided by/(used in) investing activities	68,314	(48,459)

Financing Activities
Advances from/(payments to) General Partner	61,423	(6,022)
Proceeds from the issuance of secured debt	26,054	925
Payments on secured debt	(246,665)	(15,542)
Distributions paid to partnership unitholders	(4,500)	(2,952)
Payment of financing costs	—	(855)
Net cash used in financing activities	(163,688)	(24,446)
Net increase in cash and cash equivalents	470	6,772
Cash and cash equivalents, beginning of period	704	920
Cash and cash equivalents, end of period	$1,174	$7,692

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$27,322	$27,102
Non-cash transactions:
Real estate acquired in asset exchange	—	178,353
Real estate disposed in asset exchange	—	139,725
OP Units issued in partial consideration for property acquisition	—	62,878
Secured debt assumed in the acquisitions of properties, including asset exchange	—	247,805
Secured debt transferred in asset exchange	—	55,356

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for unit data)
(Unaudited)

Fair market value adjustment of secured debt assumed in acquisitions of properties, including asset exchange	—	21,915
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

1. CONSOLIDATION AND BASIS OF PRESENTATION
United Dominion Realty, L.P. (“UDR, L.P.”, the “Operating Partnership”, “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the three and six months ended June 30, 2012 and 2011, rental revenues of the Operating Partnership represented 55% and 55% and 59% and 58% , respectively, of the General Partner’s consolidated rental revenues. At June 30, 2012, the Operating Partnership’s apartment portfolio consisted of 73 communities located in 17 markets consisting of 21,846 apartment homes.
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
As of June 30, 2012, there were 184,281,253 OP Units outstanding, of which, 174,865,430 or 94.9% were owned by UDR and affiliated entities and 9,415,823 or 5.1% were owned by non-affiliated limited partners. See Note 9, Capital Structure.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of June 30, 2012, and results of operations for the three and six months ended June 30, 2012 and 2011 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2011 included in the Report on Form 8-K filed by UDR and the Operating Partnership with the SEC on May 2, 2012.
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

2. SIGNIFICANT ACCOUNTING POLICIES
Accounting Policies
Revenue and real estate sales gain recognition
Rental income related to leases is recognized on an accrual basis when due from residents in accordance with GAAP. Rental payments are generally due on a monthly basis and recognized when earned. The Operating Partnership recognizes interest income, management and other fees and incentives when earned, fixed and determinable.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2012

The Operating Partnership accounts for sales of real estate in accordance with GAAP. For sale transactions meeting the requirements for full accrual profit recognition, such as the Operating Partnership no longer having continuing involvement in the property, we remove the related assets and liabilities from our Consolidated Balance Sheets and record the gain or loss in the period the transaction closes. For sale transactions that do not meet the full accrual sale criteria due to our continuing involvement, we evaluate the nature of the continuing involvement and account for the transaction under an alternate method of accounting. Non-monetary transactions are accounted for at fair value.
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
Management of the General Partner has reviewed all open tax years (2008 - 2011) and major jurisdictions and concluded there is no material tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns.
Earnings per OP unit
Basic earnings per OP Unit is computed by dividing net income/(loss) attributable to general and limited partner units by the weighted average number of general and limited partner units (including redeemable OP Units) outstanding during the year. Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units or resulted in the issuance of OP Units that shared in the earnings of the Operating Partnership. For the three and six months ended June 30, 2012 and 2011, there were no dilutive instruments outstanding, and therefore, diluted earnings per OP Unit and basic earnings per OP Unit are the same.
3. REAL ESTATE OWNED
Real estate assets owned by the Operating Partnership consists of income producing operating properties, properties held for sale, properties under development, and land held for future development. At June 30, 2012, the Operating Partnership owned and consolidated 73 communities in eight states plus the District of Columbia totaling 21,846 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of June 30, 2012 and December 31, 2011 (dollar amounts in thousands):

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2012

	June 30, 2012	December 31, 2011
Land	$1,013,083	$1,008,077
Depreciable property — held and used:
Buildings and improvements	2,978,823	2,942,125
Furniture, fixtures and equipment	115,687	111,392
Sold:
Land	—	13,449
Buildings and improvements	—	93,127
Furniture, fixtures and equipment	—	9,035
Under development:
Land	16,385	16,385
Construction in progress	13,980	10,408
Land held for future development	1,300	1,300
Real estate owned	4,139,258	4,205,298
Accumulated depreciation	(1,015,594)	(976,358)
Real estate owned, net	$3,123,664	$3,228,940
The Operating Partnership did not have any acquisitions during the three and six months ended June 30, 2012. During the three and six months ended June 30, 2011, the Operating Partnership acquired three communities with 1,326 apartment homes.
All development projects and related carrying costs are capitalized and reported on the Consolidated Balance Sheets as “Real estate under development.” The costs of development projects which include interest, real estate taxes, insurance and allocated development overhead related to support costs for personnel working directly on the development site are capitalized during the construction period. These costs, excluding the direct costs of development and capitalized interest for the three and six months ended June 30, 2012 and 2011 were $344,000 and $883,000 and $324,000 and $1.4 million, respectively. During the three and six months ended June 30, 2012 and 2011, total capitalized interest was $680,000 and $1.3 million and $503,000 and $911,000, respectively.

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
During the three and six months ended June 30, 2012, the Operating Partnership sold four communities with 1,314 apartment homes. During the three and six months ended June 30, 2011, the Operating Partnership sold four communities with 984 apartment homes in conjunction with an asset exchange. At June 30, 2012, the Operating Partnership had no communities that met the criteria to be classified as held for sale and included in discontinued operations.
During the three and six months ended June 30, 2012 and 2011, the Operating Partnership recognized a gain on the sale of communities for financial reporting purposes of $51.3 million and $51.2 million and $16.0 million and $16.0 million, which is included in discontinued operations. Discontinued operations for the three and six months ended June 30, 2011 also includes

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2012

operating activities related to four communities (984 homes) sold during the last two quarters of 2011. The results of operations for these properties are classified in the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations.”
The following is a summary of income from discontinued operations for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Rental income	$3,377	$7,749	$6,750	$19,447

Rental expenses	1,178	3,005	2,247	7,288
Property management fee	93	214	186	510
Other operating expenses	—	43	—	111
Real estate depreciation	—	2,708	1,205	6,998
Interest	—	64	—	815
	1,271	6,034	3,638	15,722
Income before net gain on the sale of property	2,106	1,715	3,112	3,725
Net gain on the sale of property	51,266	16,038	51,182	16,038
Income from discontinued operations	$53,372	$17,753	$54,294	$19,763
5. DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of June 30, 2012 (dollars in thousands):

	Principal Outstanding		Six Months Ended June 30,
	June 30, 2012	December 31, 2011	Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
Fixed Rate Debt
Mortgage notes payable	$397,864	$457,723	5.31%	4.0	5
Fannie Mae credit facilities	370,789	444,899	4.90%	6.7	10
Total fixed rate secured debt	768,653	902,622	5.11%	5.2	15
Variable Rate Debt
Mortgage notes payable	37,415	37,415	1.06%	1.0	2
Tax-exempt secured note payable	27,000	27,000	0.71%	17.7	1
Fannie Mae credit facilities	137,187	222,608	2.55%	6.6	5
Total variable rate secured debt	201,602	287,023	2.03%	7.3	8
Total secured debt	$970,255	$1,189,645	4.47%	5.6	23
As of June 30, 2012, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $932.8 million with $844.0 million outstanding. The Fannie Mae credit facilities are for an initial term of 10 years and bear interest at floating and fixed rates. At June 30, 2012, $632.6 million of the outstanding balance was fixed at a weighted average interest rate of 5.12% and the remaining balance of $211.4 million on these facilities had a weighted average variable interest rate of 2.08%. There was a total of $508.0 million of these credit facilities allocated to the Operating Partnership at June 30, 2012 based on the ownership of the assets securing the debt. Following is information related to the credit facilities allocated to

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2012

the Operating Partnership:

	June 30, 2012	December 31, 2011
	(dollar amounts in thousands)
Borrowings outstanding	$507,976	$667,507
Weighted average borrowings during the period ended	580,527	721,054
Maximum daily borrowings during the period	634,826	732,423
Weighted average interest rate during the period ended	4.3%	4.4%
Interest rate at the end of the period	4.4%	4.1%
The Operating Partnership may from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair value adjustment of the fixed rate debt instruments on the Operating Partnership’s properties was a net premium of $15.7 million and $17.8 million at June 30, 2012 and December 31, 2011, respectively.
Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from December 2015 through May 2019 and carry interest rates ranging from 3.43% to 5.94%.
Secured credit facilities. At June 30, 2012, the General Partner had borrowings against its fixed rate facilities of $632.6 million of which $370.8 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of June 30, 2012, the fixed rate Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average fixed interest rate of 4.90%.
Variable Rate Debt
Mortgage notes payable. Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature on July 2013. Interest on the variable rate mortgage notes is based on LIBOR plus some basis points, which translated into interest rate of 1.06% at June 30, 2012.
Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures in March 2030. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 0.71% as of June 30, 2012.
Secured credit facilities. At June 30, 2012, the General Partner had borrowings against its variable rate facilities of $211.4 million of which $137.2 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of June 30, 2012, the variable rate borrowings under the Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average floating interest rate of 2.55%.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2012

The aggregate maturities of the Operating Partnership’s secured debt due during each of the next five calendar years subsequent to June 30, 2012 are as follows (dollars in thousands):

	Fixed		Variable
	Mortgage Notes	Credit Facilities	Mortgage Notes	Tax Exempt Notes Payable	Credit Facilities	Total
2012	$4,181	$151	$—	$—	$—	$4,332
2013	7,732	318	37,415	—	—	45,465
2014	7,960	336	—	—	—	8,296
2015	192,853	356	—	—	—	193,209
2016	131,924	374	—	—	—	132,298
Thereafter	53,214	369,254	—	27,000	137,187	586,655
Total	$397,864	$370,789	$37,415	$27,000	$137,187	$970,255
Guarantor on Unsecured Debt
The Operating Partnership is a guarantor on the General Partner’s unsecured credit facility, with an aggregate borrowing capacity of $900 million, a $250 million term loan due January 2016, a $100 million term loan due December 2016, $300 million of medium-term notes due June 2018, and $400 million of medium-term notes due January 2022. As of June 30, 2012, there were no outstanding borrowings under the credit facility. As of December 31, 2011, the outstanding balance under the unsecured credit facility was $421.0 million.
6. RELATED PARTY TRANSACTIONS
Receivable due from the General Partner
The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had net receivable balances of $56.1 million and $193.6 million at June 30, 2012 and December 31, 2011, respectively, which is reflected as a reduction of capital on the Consolidated Balance Sheets.
Allocation of General and Administrative Expenses
The General Partner provides various general and administrative and other overhead services for the Operating Partnership including legal assistance, acquisitions analysis, marketing and advertising, and allocates these expenses to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on its pro-rata portion of UDR’s total apartment homes. During the three and six months ended June 30, 2012 and 2011, the general and administrative expenses allocated to the Operating Partnership by UDR were $7.1 million and $14.6 million and $7.1 million and $13.6 million, respectively, and are included in “General and Administrative” and “Property Management” expenses on the consolidated statements of operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.
Management Fee
In 2011, the Operating Partnership entered into a management agreement with the Taxable REIT Subsidiaries ("TRS") of the General Partner. The TRS charges the Operating Partnership 2.75% of gross rental revenues. During the three and six months ended June 30, 2012 , the Operating Partnership incurred $2.8 million and $5.5 million of related party management fees, and is included in "Other operating expenses" on the Consolidated Statements of Operations.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2012

Guaranties by the General Partner
The Operating Partnership provided a “bottom dollar” guaranty to certain limited partners as part of their original contribution to the Operating Partnership. The guaranty protects the tax basis of the underlying contribution and is reflected on the OP unitholder’s Schedule K-1 tax form. The guaranty was made in the form of a note payable issued by the Operating Partnership to the General Partner at an annual interest rate of 1.998% at June 30, 2012 and 1.14% at December 31, 2011. Interest payments are made monthly and the note is due December 31, 2012. At June 30, 2012 and December 31, 2011, the note payable due to the General Partner was $83.3 million.
In 2011, the Operating Partnership also provided a guaranty in conjunction with 1,802,239 OP Units issued in partial consideration to the seller for the acquisition of an operating community. The guaranty was made in the form of a note payable issued by the Operating Partnership to the General Partner at an annual interest rate of 5.337%. Interest payments are due monthly and the note matures on August 31, 2021. At June 30, 2012 and December 31, 2011, the note payable due to the General Partner was $5.5 million.
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

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of June 30, 2012 and December 31, 2011 are summarized as follows (dollars in thousands):

		Fair Value at June 30, 2012 Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Derivatives- Interest rate contracts (b)	$12	$—	$12	$—
Total assets	$12	$—	$12	$—

Derivatives- Interest rate contracts (b)	$5,898	$—	$5,898	$—
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	436,095	—	—	436,095
Fannie Mae credit facilities	398,109	—	—	398,109
Secured debt instruments- variable rate: (a)
Mortgage notes payable	37,415	—	—	37,415
Tax-exempt secured notes payable	27,000	—	—	27,000
Fannie Mae credit facilities	137,187	—	—	137,187
Total liabilities	$1,041,704	$—	$5,898	$1,035,806

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2012

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
Although the Operating Partnership has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2012 and December 31, 2011, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB's fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Financial Instruments Not Carried at Fair Value
At June 30, 2012, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2012

financial instruments were determined by the Operating Partnership using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated Other Comprehensive Income/(Loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2012 and 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2012 and 2011, the Operating Partnership recorded less than $1,000 of ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item.
Amounts reported in “Accumulated Other Comprehensive Income/(Loss)” related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is allocated to the Operating Partnership. During the next twelve months through June 30, 2013, we estimate that an additional $3.0 million will be

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2012

reclassified as an increase to interest expense.
As of June 30, 2012, the Operating Partnership had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	4	$173,781
Interest rate caps	5	$247,202
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in losses of $5,000 and $7,000 and $94,000 and $116,000 for the three and six months ended June 30, 2012 and 2011, respectively.
As of June 30, 2012, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollar amounts in thousands):

Product	Number of Instruments	Notional
Interest rate caps	2	$95,907

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Operating Partnership’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011.

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance Sheet Location	June 30, 2012	December 31, 2011	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$11	$64	Other liabilities	$5,898	$6,207
Total		$11	$64		$5,898	$6,207

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$1	$7	Other liabilities	$—	$—
Total		$1	$7		$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 (dollar amounts in thousands):

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2012

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships				Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2012	2011		2012	2011

For the Three Months Ended June 30,

Interest rate products	$(701)	$(3,108)		$(850)	$(1,212)
Total	$(701)	$(3,108)	Interest expense	$(850)	$(1,212)

For the Six Months Ended June 30,
Interest rate products	$(1,370)	$(2,838)	Interest expense	$(1,682)	$(2,381)
Total	$(1,370)	$(2,838)		$(1,682)	$(2,381)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

		2012	2011

For the Three Months Ended June 30,
Interest rate products	Other income/(expense)	$(5)	$(94)
Total		$(5)	$(94)
For the Six Months Ended June 30,
Interest rate products	Other income/(expense)	$(7)	$(116)
Total		$(7)	$(116)
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
As of June 30, 2012, the fair value of derivatives in a net liability position that were allocated to the Operating

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2012

Partnership, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6.8 million. As of June 30, 2012, the General Partner has not posted any collateral related to these agreements. If the General Partner had breached any of these provisions at June 30, 2012, it would have been required to settle its obligations under the agreements at their termination value of $6.8 million.
9. CAPITAL STRUCTURE
General Partnership Units
The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Partnership Units. There were 110,883 General Partnership units outstanding at June 30, 2012 and December 31, 2011, all of which were held by UDR.
Limited Partnership Units
At June 30, 2012 and December 31, 2011, there were 184,170,370 limited partnership units outstanding, of which 1,751,671 were Class A Limited Partnership units. UDR owned 174,754,547 or 94.9% at June 30, 2012 and December 31, 2011. The remaining 9,415,823 or 5.1% OP Units outstanding were held by non-affiliated partners at June 30, 2012 and December 31, 2011 of which 1,751,671 were Class A Limited Partnership units.
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
The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $243.3 million and $236.5 million as of June 30, 2012 and December 31, 2011, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2012

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
The Operating Partnership owns and operates multifamily apartment communities throughout the United States that generate rental and other property related income through the leasing of apartment homes to a diverse base of tenants. The primary financial measures of the Operating Partnership’s apartment communities are rental income and net operating income (“NOI”), and are included in the chief operating decision maker’s assessment of UDR’s performance on a consolidated basis. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. NOI is defined as total revenues less direct property operating expenses. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI is property management expense which is calculated as 2.75% of property revenue to cover the regional supervision and accounting costs related to consolidated property operations, and land rent. The chief operating decision maker of the General Partner utilizes NOI as the key measure of segment profit or loss.
The Operating Partnership’s two reportable segments are same communities and non-mature/other communities:

•
Same communities represent those communities acquired, developed, and stabilized prior to April 1, 2011 and held as of June 30, 2012. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

•
Non-mature/other communities represent those communities that were acquired or developed in 2011 or 2012, sold properties, redevelopment properties, and the non-apartment components of mixed use properties.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the three and six months ended June 30, 2012 and 2011.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2012

The accounting policies applicable to the operating segments described above are the same as those described in Note 2, “Significant Accounting Policies.” The following table details rental income and NOI from continuing and discontinued operations for the Operating Partnership’s reportable segments for the three and six months ended June 30, 2012 and 2011, and reconciles NOI to net income attributable to OP unit holders per the consolidated statement of operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reportable apartment home segment rental income
Same Communities
Western Region	$43,749	$41,157	$86,275	$81,190
Mid-Atlantic Region	16,594	15,946	32,930	31,620
Southeastern Region	10,079	9,578	20,063	19,075
Southwestern Region	4,957	4,510	9,741	8,962
Non-Mature communities/Other	26,029	24,942	51,667	45,115
Total segment and consolidated rental income	$101,408	$96,133	$200,676	$185,962
Reportable apartment home segment NOI
Same Communities
Western Region	$30,877	$28,807	$60,695	$56,264
Mid-Atlantic Region	11,411	11,063	22,582	21,761
Southeastern Region	6,592	5,907	13,169	11,924
Southwestern Region	2,942	2,871	5,928	5,391
Non-Mature communities/Other	19,328	17,276	38,314	30,096
Total segment and consolidated NOI	71,150	65,924	140,688	125,436
Reconciling items:
Property management	(2,789)	(2,644)	(5,519)	(5,114)
Other operating expenses	(4,095)	(1,447)	(8,144)	(2,805)
Depreciation and amortization	(46,733)	(50,225)	(98,410)	(91,383)
Interest	(12,891)	(13,844)	(25,861)	(25,794)
General and administrative	(4,505)	(6,294)	(9,425)	(10,874)
Net gain on the sale of real estate	51,266	16,038	51,182	16,038
Non-controlling interests	(231)	(32)	(265)	(59)
Net income attributable to OP unit holders	$51,172	$7,476	$44,246	$5,445

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2012

The following table details the assets of the Operating Partnership’s reportable segments as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012	December 31, 2011
Reportable apartment home segment assets
Same Store Communities
Western Region	$1,711,270	$1,699,311
Mid-Atlantic Region	699,653	697,217
Southeastern Region	320,341	317,354
Southwestern Region	185,012	184,158
Non-Mature communities/Other	1,222,982	1,307,258
Total segment assets	4,139,258	4,205,298
Accumulated depreciation	(1,015,594)	(976,358)
Total segment assets - net book value	3,123,664	3,228,940
Reconciling items:
Cash and cash equivalents	1,174	704
Restricted cash	13,633	12,568
Deferred financing costs, net	6,714	8,184
Other assets	32,881	41,771
Total consolidated assets	$3,178,066	$3,292,167
Capital expenditures related to the Operating Partnership’s same communities totaled $8.5 million and $14.3 million and $6.0 million and $11.0 million for the three and six months ended June 30, 2012 and 2011, respectively. Capital expenditures related to the Operating Partnership’s non-mature/other communities totaled $873,000 and $1.6 million and $1.1 million and $1.8 million for the three and six months ended June 30, 2012 and 2011, respectively.
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
At June 30, 2012, our consolidated real estate portfolio included 145 communities with 41,681 apartment homes, and our total real estate portfolio, inclusive of our unconsolidated communities, included an additional 43 communities with 10,717 apartment homes.
The following table summarizes our market information by major geographic markets as of June 30, 2012.

		As of June 30, 2012			Three Months Ended June 30, 2012 (a)		Six Months Ended June 30, 2012 (a)
	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying (in thousands)	Average Physical Occupancy	Total Income per Occupied Home	Average Physical Occupancy	Total Income per Occupied Home (b)
Same Communities
Western Region
Orange Co, CA	10	3,290	7.7%	$599,435	95.1%	$1,619	94.9%	$1,606
San Francisco, CA	8	1,801	5.9%	457,398	95.9%	2,315	96.2%	2,324
Seattle, WA	11	2,165	6.1%	470,838	96.2%	1,401	95.9%	1,392
Los Angeles, CA	5	919	3.8%	294,050	95.4%	2,017	95.0%	2,001
Monterey Peninsula, CA	7	1,565	2.0%	155,396	95.1%	1,108	93.5%	1,088
Inland Empire, CA	2	654	1.3%	101,282	94.3%	1,446	94.6%	1,431
Sacramento, CA	2	914	0.9%	69,420	93.4%	884	92.3%	889
Portland, OR	3	716	0.9%	70,873	95.1%	1,040	94.4%	1,033
San Diego, CA	2	366	0.7%	56,149	94.9%	1,421	94.5%	1,400
Mid-Atlantic Region
Metropolitan DC	10	3,516	8.6%	668,684	97.2%	1,732	96.9%	1,722
Baltimore, MD	11	2,301	3.9%	301,543	96.6%	1,426	96.7%	1,417
Richmond, VA	4	1,358	1.8%	136,357	95.6%	1,164	95.1%	1,162
Norfolk VA	6	1,438	1.1%	86,701	94.8%	990	94.8%	988
Boston MA	2	346	1.8%	141,464	97.0%	2,711	96.9%	2,699
Other Mid-Atlantic	1	168	0.2%	12,031	96.0%	986	94.6%	990
Southeastern Region
Tampa, FL	10	3,452	4.2%	322,692	95.5%	1,036	95.8%	1,027
Orlando, FL	11	3,167	3.6%	277,412	95.3%	960	95.4%	953
Nashville, TN	8	2,260	2.4%	183,804	97.1%	938	97.1%	928
Other Florida	1	636	1.0%	78,422	94.2%	1,256	94.5%	1,248
Southwestern Region
Dallas, TX	9	3,117	4.5%	351,031	95.8%	1,053	96.1%	1,009
Austin, TX	1	390	0.7%	60,668	96.8%	1,252	96.1%	1,244
Total/Average Same Communities	124	34,539	63.1%	4,895,650	95.8%	$1,330	95.6%	$1,313
Non Matures, Commercial Properties & Other	21	7,142	33.3%	2,583,589
Total Real Estate Held for Investment	145	41,681	96.4%	7,479,239
Real Estate Under Development (c)	—	—	3.6%	282,006
Total Real Estate Owned	145	41,681	100.0%	7,761,245
Total Accumulated Depreciation				(1,769,530)
Total Real Estate Owned, Net of Accumulated Depreciation				$5,991,715

(a)	Total Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.

(b)	The same community population for the six months ended June 30, 2012 includes 33,823 homes.

(c)	The Company is currently developing five wholly-owned communities with 1,748 apartment homes, none of which have been completed.
We report in two segments: Same Communities and Non-Mature/Other Communities. Our Same Communities segment includes those communities acquired, developed, and stabilized prior to April 1, 2011 and held as of June 30, 2012. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months. Our Non-Mature/Other Communities segment includes those communities that were acquired or developed in 2011 or 2012, sold properties, redevelopment properties, joint venture properties, and the non-apartment components of mixed use properties.
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
We expect to meet our short-term liquidity requirements generally through net cash provided by operations and borrowings under credit agreements. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, the repayment of financing on development activities, and potential property acquisitions, through secured and unsecured borrowings, the issuance of debt or equity securities, and the disposition of properties. We believe that our net cash provided by operations and borrowings under credit agreements will continue to be adequate to meet both operating requirements and the payment of dividends by the Company in accordance with REIT requirements. Likewise, the budgeted expenditures for improvements and renovations of certain properties are expected to be funded from property operations, borrowings under credit agreements, the issuance of debt or equity securities, and dispositions of properties.
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

In March 2011, the Company entered into an equity distribution agreement under which the Company could offer and sell up to 20 million shares of its common stock over time to or through its sales agents. In September 2011, the Company entered into a new equity distribution agreement in connection with filing a new registration statement on Form S-3. The new equity distribution agreement replaced the March 2011 agreement, and no material changes were made to the equity distribution agreement. During the three months ended March 31, 2012, we sold all of the remaining 8,569,969 shares of common stock through this program for aggregate gross proceeds of approximately $220.2 million at a weighted average price per share of $25.69 (inclusive of 594,956 shares of common shares sold prior to and settled subsequent to March 31, 2012). Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $4.4 million, were approximately $215.8 million, and were used to fund development and redevelopment activities, for working capital and for general corporate purposes.
On April 4, 2012, the Company entered into an equity distribution agreement, under which the Company could offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents. During the three months ended June 30, 2012, we sold 71,000 shares of common stock through this program for aggregate gross proceeds of approximately $1.9 million at weighted average price per share of $26.53. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $38,000, were approximately $1.8 million, and were used to fund development and redevelopment activities, for working capital and for general corporate purposes.
On May 31, 2012, the Company completed the redemption of all outstanding shares of its 6.75% Series G Cumulative Redeemable Preferred Stock. A total of 3,264,362 shares of the Series G Preferred Stock was redeemed at a redemption price of $25 per share in cash, plus accrued and unpaid dividends to the redemption date for a total cost of $82.1 million.

On June 4, 2012, the Company closed a public offering of 19,000,000 shares of its common stock, including 2,850,000 shares sold as a result of the underwriters’ exercise of their overallotment option in full at the closing, at a price of $25.70 per share, for gross proceeds of approximately $561.5 million and net proceeds of approximately $538.8 million after underwriting discounts and commissions and estimated offering expenses. Proceeds from the sale of shares through this offering were used to repay approximately $363.9 million of the Company’s 3.3% (weighted average interest rate) secured debt with various maturities from 2012 - 2014, to redeem all of its outstanding Series G Preferred Stock, to repay a portion of indebtedness outstanding under its unsecured credit facility, and the balance for working capital and general corporate purposes.
On June 21, 2012, the Company purchased mezzanine debt securing a mortgage on a newly constructed, class A community in West Los Angeles. The $26.5 million loan was purchased at a discount of 6.99% and bears a coupon rate of 7.00%. Interest payments are due monthly and the note is due June 2022.
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
During the remainder of 2012, we have approximately $12.3 million of secured debt maturing, inclusive of principal amortization, and no unsecured debt maturing. We anticipate repaying that debt with cash flow from our operations, debt and equity offerings, and proceeds from the sale of properties.
Critical Accounting Policies and Estimates
Our critical accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to (1) capital expenditures, (2) impairment of long-lived assets, (3) real estate investment properties, and (4) revenue recognition.
Our other critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in UDR’s Report on Form 8-K for the year ended December 31, 2011, filed with the SEC on May 2, 2012. There have been no significant changes in our critical accounting policies from those reported in our Form 8-K filed with the SEC on May 2, 2012. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.
Statements of Cash Flow
The following discussion explains the changes in net cash provided by operating activities, net cash used in investing activities, and net cash provided by financing activities that are presented in our Consolidated Statements of Cash Flows.
Operating Activities
For the six months ended June 30, 2012, our net cash flow provided by operating activities was $148.1 million compared to $115.1 million for the comparable period in 2011. The increase in cash flow from operating activities is primarily due to an increase in property net operating income from our apartment community portfolio and changes in operating assets and operating liabilities.
Investing Activities
For the six months ended June 30, 2012, net cash provided by/(used in) investing activities was $77.7 million compared to $(266.1) million for the comparable period in 2011. The change in cash used for investing activities was due to changes in the level of investment activities, which reflect our strategy as it relates to our investments in joint ventures, dispositions, capital expenditures, and development activities, all of which are discussed in further detail throughout this Report.
Acquisitions and Dispositions
During the six months ended, the Company acquired the remaining 80% ownership interests in two apartment communities (633 homes) for $11.7 million from its Texas joint venture partner.

During the six months ended June 30, 2012, the Company sold 15 communities with 4,931 apartment homes. The Company had no communities that met the criteria to be classified as held for sale and included in discontinued operations at June 30, 2012. During the six months ended June 30, 2011, the Company sold seven communities with 1,707 apartment homes, which included six communities (1,418 homes) sold in conjunction with an asset exchange.
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
Total capital expenditures, which in aggregate include recurring capital expenditures and major renovations, of $68.7 million or $1,479 per stabilized home was spent on all of our communities, excluding development and commercial properties, for the six months ended June 30, 2012 as compared to $34.5 million or $728 per home for the comparable period in prior year.
Total recurring capital expenditures of $28.0 million or $603 per stabilized home was spent for the six months ended June 30, 2012 as compared to $19.0 million or $400 per stabilized home for the comparable period in prior year. A significant portion of this increase was attributable to an increase of 183.6% or $5.3 million in revenue enhancing capital expenditures, such as kitchen and bath remodels, on our existing operating portfolio. The remainder of the increase in total recurring capital expenditures includes expenditures related to exterior/interior upgrades, turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as exterior paint, roofs, siding, parking lots, and asset preservation capital expenditures. Major renovations of $40.7 million or $876 per home was spent for the six months ended June 30, 2012 as compared to $15.6 million or $328 per home for the comparable period in prior year.
The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, and commercial properties, for the six months ended June 30, 2012 and 2011:

				Per Home
	Six Months Ended June 30,			Six Months Ended June 30,
	(dollars in thousands)
	2012	2011	% Change	2012	2011	% Change
Revenue enhancing improvements	$8,138	$2,870	183.6%	$175	$60	191.7%
Turnover capital expenditures	6,223	5,201	19.7%	134	110	21.8%
Asset preservation expenditures	13,661	10,900	25.3%	294	230	27.8%
Total recurring capital expenditures	28,022	18,971	47.7%	$603	400	50.8%
Major renovations	40,699	15,567	161.4%	876	328	167.1%
Total capital expenditures	$68,721	$34,538	99.0%	$1,479	$728	103.2%
Repair and maintenance expense	$18,878	$17,975	5.0%	$406	$379	7.1%
Average stabilized home count	46,476	47,451
We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. We will continue to evaluate our existing portfolio for redevelopment opportunities, and have identified candidates located in key markets. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement. Recurring capital expenditures during 2012 are currently expected to be approximately $1,150 per home.
Development
At June 30, 2012, our development pipeline for wholly-owned communities totaled 1,748 homes with a budget of $601.1 million in which we have a carrying value of $282.0 million. We anticipate the completion of these communities through the fourth quarter of 2013.
Consolidated Joint Ventures
In 2011, the Company invested in a joint venture with an unaffiliated third party to acquire and redevelop an existing commercial property into a 173 apartment home community in Orange County, California. At closing the Company contributed $9.0 million and at June 30, 2012, UDR owned a 90% controlling interest in the investment. Under the terms of the operating agreement, our partner is required to achieve certain criteria as it relates to the entitlement process. If the criteria are met on or before 730 days after the site plan application is deemed complete by the city, the Company is obligated to contribute an additional $3.0 million to the joint venture for distribution to our partner. At the acquisition date, the Company accrued and capitalized $3.0 million related to the contingent consideration, which represents the difference between fair value of the property of $9.8 million on the formation date and the estimated fair value of the underlying property upon completion of the entitlement process of $12.8 million. The Company estimated the fair value based on Level 3 inputs utilized in a third party valuation.
Unconsolidated Joint Ventures
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures consisting of our proportionate share of the net earnings or loss of the joint ventures. In addition, we may earn fees for providing management services to the unconsolidated joint ventures. As of June 30, 2012, UDR had investments in the following unconsolidated joint ventures which are accounted for under the equity method of accounting.
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
UDR has a weighted average ownership interest of 12.6% in the operating communities and 4.0% in the land parcels. Our initial investment of $100.8 million consisted of $71.8 million in cash, which included associated transaction costs, and a $30 million payable (includes present value discount of $1 million) to Hanover. UDR agreed to pay the $30 million balance to Hanover in two interest free installments in the amounts of $20 million (paid in 2011) and $10 million on the first and second anniversaries of the closing, respectively. The $30 million payable was recorded at its present value of $29 million using an effective interest rate of 2.67%. At June 30, 2012 and December 31, 2011, the net carrying value of the payable was $9.9 million and $9.8 million, respectively. Interest expense of $66,000 and $132,000 and $196,000 and $391,000 was recorded during the three and six months ended June 30, 2012 and 2011, respectively. At June 30, 2012 and December 31, 2011, the Company’s investment was $100.2 million and $133.8 million, respectively.
UDR’s total cost of its equity investment of $100.8 million differed from the proportionate share in the underlying net assets of UDR/MetLife I of $111.4 million. The difference of $10.6 million was attributable to certain assets and adjustments that were allocated to UDR’s proportionate share in UDR/MetLife I’s buildings of $8.4 million, land of $3.9 million, and $(1.6) million of lease intangible assets. With the exception of land, the difference related to buildings is accreted and recorded as a component of loss from unconsolidated entities over 45 years and the difference related to lease intangible assets is amortized and recorded as a component of loss from unconsolidated entities over 11 months with the offset to the Company’s carrying value of its equity investment. During the three and six months ended June 30, 2012, the Company recorded $42,000 and $88,000 of net accretion, respectively. During the three and six months ended June 30, 2011, the Company recorded $395,000 and $791,000 net of amortization, respectively.

On January 12, 2012, the Company formed a new real estate joint venture, UDR/MetLife II, with MetLife wherein each party owns a 50% interest in a $1.3 billion portfolio of 12 operating communities containing 2,528 apartment homes. The twelve communities in the joint venture include seven from UDR/MetLife I while the remaining five operating communities were newly acquired by UDR/MetLife II. The newly acquired communities, collectively known as Columbus Square, are recently developed, high-rise apartment buildings located on the Upper West Side of Manhattan and were purchased for $637.5 million. The Company serves as the general partner with significant participating rights held by our partner. The Company earns property management, asset management and financing fees. Our initial investment was $327.1 million, which consisted of $293.5 million of cash paid and $33.6 million of our equity in the 7 communities transferred from UDR/MetLife I. (Of the $293.5 million of cash paid for its investment, the Company paid $80.4 million of purchase deposits for the acquisition of Columbus Square in 2011.) Our investment was $323.7 million at June 30, 2012, respectively.
On January 9, 2012, the Company formed a joint venture to acquire land for future development in San Francisco, California. At June 30, 2012, UDR owned a non-controlling interest of 92.5% in the joint venture. Our initial investment was $37.3 million and our investment at June 30, 2012 was $38.9 million.
In May 2012, the Company formed a joint venture to acquire land for future development in Boston, Massachusetts. At closing and at June 30, 2012, UDR owned a non-controlling interest of 98.0% in the joint venture. Our initial investment was $26.0 million, and our investment at June 30, 2012 was $27.1 million.
The Company is a partner in a joint venture to develop a 240-home community in Stoughton, Massachusetts. At June 30, 2012 and December 31, 2011, UDR owned a non-controlling interest of 95% in the joint venture. Our initial investment was $10.0 million. Our investment at June 30, 2012 and December 31, 2011 was $16.7 million and $17.2 million, respectively.
The Company is a partner in a joint venture to develop a 263-home community in San Diego, California. At June 30, 2012 and December 31, 2011, UDR owned a non-controlling interest of 95% in the joint venture. Our initial investment was $9.9 million. Our investment at June 30, 2012 and December 31, 2011 was $22.5 million and $12.1 million, respectively.
The Company is a partner in a joint venture to develop a 256-home community in College Park, Maryland. At June 30, 2012 and December 31, 2011, UDR owned a non-controlling interest of 95% in the joint venture. Our initial investment was $7.1 million. Our investment at June 30, 2012 and December 31, 2011 was $14.4 million and $8.6 million, respectively.
UDR is a partner with an unaffiliated third party, which formed a joint venture for the investment of up to $450 million in multifamily properties located in key, high barrier to entry markets. The partners will contribute equity of $180 million of which the Company’s maximum equity will be 30% or $54 million when fully invested. The joint venture owns and operates three communities (660 homes) in Metropolitan Washington D.C. At June 30, 2012 and December 31, 2011, the Company owned a 30% interest in the joint venture. Our investment at June 30, 2012 and December 31, 2011 was $32.1 million and $34.1 million, respectively.
UDR is a partner with an unaffiliated third party which owns and operates apartment communities located in Texas. UDR initially contributed cash and a property equal to 20% of the fair value of ten properties (3,992 homes). The unaffiliated member contributed cash equal to 80% of the fair value of the properties comprising the joint venture, which was then used to purchase the nine operating properties from UDR. During three months ended June 30, 2012, the Company acquired the remaining 80% ownership interests in two apartment communities (633 homes) for $11.7 million from its Texas joint venture partner. Our initial investment was $20.4 million. Our investment at June 30, 2012 and December 31, 2011 was $4.6 million and $7.1 million, respectively.
For additional information regarding these joint ventures, see Note 5, Joint Ventures, in the Consolidated Financial Statements of UDR, Inc. included in this Report.
Financing Activities
For the six months ended June 30, 2012, our net cash (used in)/provided by financing activities was $(54.2) million compared to $163.1 million for the comparable period of 2011.
The following significant financing activities occurred during the six months ended June 30, 2012:

•
repaid $481.5 million of secured debt. The $481.5 million of secured debt includes $157.2 million of construction loans, repayment of $211.0 million of credit facilities and $113.3 million of mortgage payments;

•
repaid $521.0 million of unsecured debt, which includes $100 million of 5.00% Medium Term Notes due January 2012, and net payments of $421.0 million were applied toward the Company’s $900 million revolving credit facility;

•	issued $400 million in 4.625% Medium Term Notes due January 2022 with a discount of $3.6 million;

•	assumed $34.4 million in secured debt mortgages related to the acquisition of the remaining 80% ownership interests in two apartment communities from its Texas joint venture partner;

•
in March 2011, the Company entered into an equity distribution agreement under which the Company could offer and sell up to 20 million shares of its common stock over time to or through its sales agents. In September 2011, the Company entered into a new equity distribution agreement in connection with filing a new registration statement on Form S-3. The new equity distribution agreement replaced the March 2011 agreement, and no material changes were made to the equity distribution agreement. During the three months ended March 31, 2012, the Company sold all of the remaining 8,569,969 shares of common stock through this program for aggregate gross proceeds of approximately $220.2 million at a weighted average price per share of $25.69 (inclusive of 594,956 shares of common shares sold prior to and settled subsequent to March 31, 2012). Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $4.4 million, were approximately $215.8 million;

•
in April 2012, the Company entered into an equity distribution agreement, under which the Company could offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents. During the three months ended June 30, 2012, the Company sold 71,000 shares of common stock through this program for aggregate gross proceeds of approximately $1.9 million at weighted average price per share of $26.53. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $38,000, were approximately $1.8 million;

•
in May 2012, the Company completed the redemption of all outstanding shares of its 6.75% Series G Cumulative Redeemable Preferred Stock. A total of 3,264,362 shares of the Series G Preferred Stock was redeemed at a redemption price of $25 per share in cash, plus accrued and unpaid dividends to the redemption date for a total cost of $82.1 million; and

•
in June 2012, the Company closed a public offering of 19,000,000 shares of its common stock, including 2,850,000 shares sold as a result of the underwriters’ exercise of their overallotment option in full at the closing, at a price of $25.70 per share, for gross proceeds of approximately $561.5 million and net proceeds of approximately $538.8 million after underwriting discounts and commissions and estimated offering expenses.

Credit Facilities
As of June 30, 2012, we have secured credit facilities with Fannie Mae with an aggregate commitment of $932.8 million with $844.0 million outstanding. The Fannie Mae credit facilities are for an initial term of 10 years and bear interest at floating and fixed rates. We have $632.6 million of the funded balance fixed at a weighted average interest rate of 5.12% and the remaining balance on these facilities is currently at a weighted average variable rate of 2.08%.

As of June 30, 2012, we have a $900 million unsecured revolving credit facility that matures in October 2015. The credit facility has a one-year extension option, and contains an accordion feature that allows us to increase the facility to $1.35 billion. Based on the Company's current credit ratings, the credit facility carries an interest rate equal to LIBOR plus a spread of 122.5 basis points and a facility fee of 22.5 basis points. As of June 30, 2012, we had no outstanding borrowings under the credit facility, leaving $900 million of unused capacity (excluding $4.1 million of letters of credit at June 30, 2012).
The Fannie Mae credit facilities and the bank revolving credit facility are subject to customary financial covenants and limitations.
Derivative Instruments
As part of UDR’s overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. UDR’s derivative transactions used for interest rate risk management include interest rate swaps with indexes that relate to the pricing of specific financial instruments of UDR. We believe that we have appropriately controlled our interest rate risk through the use of derivative instruments to minimize any unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three and six months ended June 30, 2012 (see Note 11, Derivatives and Hedging Activity in the Consolidated Financial Statements of UDR, Inc. included in this Report).
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
Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance and defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In the three months ended March 31, 2012, UDR has chosen to exclude from the calculation of FFO a one-time taxable benefit of $22.9 million from a subsidiary, and in the three months ended June 30, 2012, UDR has chosen to exclude a tax provision of $6.6 million associated with a gain on the sale of properties from the same subsidiary. The benefit has been excluded from FFO due to its nonrecurring nature (reversal of a deferred tax valuation allowance). The use of FFO, combined with the required presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. We generally consider FFO to be a useful measure for reviewing our comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO can help one compare the operating performance of a Company’s real estate between periods or as compared to different companies. We believe that FFO is the best measure of economic profitability for real estate investment trusts.
The following table outlines our FFO calculation and reconciliation to GAAP for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income/(loss) attributable to UDR, Inc.	$150,352	$14,651	$233,508	$(13,224)
Distributions to preferred stockholders	(1,840)	(2,327)	(4,148)	(4,695)
Real estate depreciation and amortization, including discontinued operations	84,474	91,161	178,721	175,276
Non-controlling interest	5,954	258	9,426	(523)
Real estate depreciation and amortization on unconsolidated joint ventures	8,359	2,844	15,782	5,692
Net gain on the sale of depreciable property in discontinued operations, excluding RE3	(164,257)	(43,767)	(244,782)	(43,808)
Tax benefit of taxable REIT subsidiary	—	—	(22,876)	—
Premium on preferred stock repurchases, net	(2,791)	(175)	(2,791)	(175)
Funds from operations (“FFO”) — basic	$80,251	$62,645	$162,840	$118,543
Distribution to preferred stockholders — Series E (Convertible)	931	931	1,862	1,862
Funds from operations — diluted	$81,182	$63,576	$164,702	$120,405
FFO per common share — basic	$0.33	$0.32	$0.69	$0.61
FFO per common share — diluted	$0.33	$0.31	$0.68	$0.61
Weighted average number of common shares and OP Units outstanding — basic	243,448	198,109	237,185	192,880
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	247,832	203,188	241,549	197,913
In the computation of diluted FFO, OP Units, unvested restricted stock, stock options, and the shares of Series E

Cumulative Convertible Preferred Stock are dilutive; therefore, they are included in the diluted share count.
RE3 is our subsidiary whose activities include development and land entitlement. RE3 tax benefits and gain on sales, net of taxes, is defined as net sales proceeds less a tax provision and the gross investment basis of the asset before accumulated depreciation. To determine whether gains from RE3 will be included in FFO, the Company considers whether the operating asset has been a short term investment. We consider FFO with RE3 recurring tax benefits and gain on sales, net of taxes and any related valuation allowance release, to be a meaningful supplemental measure of performance because the short-term use of funds produce a profit that differs from the traditional long-term investment in real estate for REITs.
The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average number of common shares and OP units outstanding basic	243,448	198,109	237,185	192,880
Weighted average number of OP units outstanding	(9,417)	(7,630)	(9,419)	(6,353)
Weighted average number of common shares outstanding - basic per the Consolidated Statements of Operations	234,031	190,479	227,766	186,527

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	247,832	203,188	241,549	197,913
Weighted average number of OP units outstanding	(9,417)	(7,630)	(9,419)	(6,353)
Weighted average incremental shares from assumed conversion of stock options	(1,253)	(1,327)	(1,236)	(1,295)
Weighted average incremental shares from unvested restricted stock	(95)	(716)	(92)	(702)
Weighted average number of Series E preferred shares outstanding	(3,036)	(3,036)	(3,036)	(3,036)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	234,031	190,479	227,766	186,527
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

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$148,104	$115,075
Net cash provided by/(used in) investing activities	77,696	(266,060)
Net cash (used in)/provided by financing activities	(54,191)	163,133
Results of Operations
The following discussion includes the results of both continuing and discontinued operations for the periods presented.
Net Income/(Loss) Attributable to Common Stockholders
Net income attributable to common stockholders was $145.7 million ($0.62 per diluted share) for the three months ended June 30, 2012 as compared to a net income of $12.1 million ($0.06 per diluted share) for the comparable period in the prior year. The increase in net income attributable to common stockholders for the three months ended June 30, 2012 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	an increase in net gains on the sale of depreciable property primarily related to the disposition of 15 communities during the three months ended June 30, 2012; and

•	an increase in our net operating income primarily due to the Company's acquisition of eight operating communities in the second and third quarters of 2011.
These were partially offset by an increase in interest expense primarily due to prepayment penalties and the write-off of deferred financing costs on early extinguishment of debt during the three months ended June 30, 2012.
Net income attributable to common stockholders was $226.6 million ($0.99 per diluted share) for the six months ended June 30, 2012 as compared to a net loss of $(18.1) million ($(0.10) per diluted share) for the comparable period in the prior year. The increase in net income attributable to common stockholders for the six months ended June 30, 2012 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	an increase in net gains on the sale of depreciable property primarily related to the disposition of 21 communities during the six months ended June 30, 2012;

•	an increase in income tax benefit of taxable REIT subsidiary resulting from the reversal of a net deferred tax asset valuation allowance during the six months ended June 30, 2012; and

•	an increase in our net operating income primarily due to the Company's acquisition of eight operating communities in the second and third quarters of 2011.
Apartment Community Operations
Our net income results primarily from net operating income ("NOI") generated from the operation of our apartment communities. The Company defines NOI as rental income less direct property rental expenses. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI is property management expense which is calculated as 2.75% of property revenue to cover the regional supervision and accounting costs related to consolidated property operations, and land rent.
The following table summarizes the operating performance of our total apartment portfolio (which includes discontinued operations) and excludes commercial operating income and expense for each of the periods presented (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Property rental income	$186,736	$174,756	6.9%	$372,148	$342,637	8.6%
Property operating expense (a)	(60,962)	(58,072)	5.0%	(121,691)	(116,692)	4.3%
Property net operating income	$125,774	$116,684	7.8%	$250,457	$225,945	10.8%

(a)	Excludes depreciation, amortization, and property management expenses.
The following table is our reconciliation of property NOI to net income/(loss) attributable to UDR as reflected, for both continuing and discontinued operations, for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Property net operating income	$125,774	$116,684	$250,457	$225,945
Other net operating income	3,137	1,386	6,568	2,922
Non-property income	3,223	2,853	6,906	7,389
Real estate depreciation and amortization	(84,474)	(91,161)	(178,721)	(175,276)
Interest expense	(41,542)	(37,844)	(76,287)	(78,561)
General and administrative and property management	(18,982)	(17,748)	(33,568)	(33,067)
Other depreciation and amortization	(1,017)	(986)	(1,935)	(2,029)
Other operating expenses	(1,434)	(1,585)	(2,817)	(3,089)
Loss from unconsolidated entities	(2,412)	(1,348)	(5,103)	(2,680)
Tax benefit of taxable REIT subsidiary	2,027	—	24,903	—
Redeemable non-controlling interests in OP	(5,911)	(221)	(9,331)	611
Non-controlling interests	(43)	(37)	(95)	(88)
Net gain on sale of properties	172,006	44,658	252,531	44,699
Net income/(loss) attributable to UDR, Inc.	$150,352	$14,651	$233,508	$(13,224)
Same Store Communities
Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011
Our same store community properties (those acquired, developed, and stabilized prior to April 1, 2011 and held on June 30, 2012) consisted of 34,539 apartment homes and provided 71% of our total NOI for the three months ended June 30, 2012.
NOI for our same store community properties increased 6.7% or $5.6 million for the three months ended June 30, 2012 compared to the same period in 2011. The increase in property NOI was attributable to a 5.6% or $7.0 million increase in property rental income and a 3.3% or $1.4 million increase in operating expenses. The increase in revenues was primarily driven by a 4.7% or $5.7 million increase in rental rates and a 11.4% or $1.2 million increase in reimbursement and fee income. Physical occupancy remained consistent at 95.8% and total monthly income per occupied home increased 5.6% to $1,330.
The increase in operating expenses was primarily driven by a 9.7% or $1.2 million increase in real estate tax and 14.0% or $918,000 increase in repairs and maintenance costs, which was partially offset by a 7.6% or $808,000 decrease in personnel costs.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 67.6% for the three months ended June 30, 2012 as compared to 66.8% for the comparable period in 2011.
Non-Mature/Other Communities
The remaining $36.6 million or 29% of our total NOI during the three months ended June 30, 2012 was generated from our “non-mature communities.” UDR’s non-mature communities consist of communities that do not meet the criteria to be included in same communities, which includes communities developed or acquired, redevelopment properties, sold properties, and non-apartment components of mixed use properties. For the three months ended June 30, 2012, we recognized NOI from our communities acquired in 2011 and 2012 of $15.2 million, our redeveloped properties of $10.5 million, our sold communities of $8.6 million, and our developments of $1.2 million.
Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011
Our same store community properties (those acquired, developed, and stabilized prior to April 1, 2011 and held on June 30, 2012) consisted of 33,823 apartment homes and provided 69% of our total NOI for the six months ended June 30, 2012.
NOI for our same store community properties increased 7.4% or $11.9 million for the six months ended June 30, 2012 compared to the same period in 2011. The increase in property NOI was attributable to a 5.5% or $13.2 million increase in property rental income and a 1.6% or $1.3 increase in operating expenses. The increase in revenues was primarily driven by a 4.7% or $11.0 million increase in rental rates and a 10.9% or $2.1 million increase in reimbursement and fee income. Physical occupancy decreased 0.1% to 95.6% and total monthly income per occupied home increased 5.5% to $1,313.
The increase in operating expenses was primarily driven by a 8.3% or $2.0 million increase in real estate tax and a 7.2% or $912,000 increase in repairs and maintenance costs, which was partially offset by a 7.9% or $1.6 million decrease in personnel costs.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 67.8% for the three months ended June 30, 2012 as compared to 66.5% for the comparable period in 2011.
Non-Mature/Other Communities
The remaining $77.8 million or 31% of our total NOI during the six months ended June 30, 2012 was generated from our “non-mature communities.” UDR’s non-mature communities consist of communities that do not meet the criteria to be included in same communities, which includes communities developed or acquired, redevelopment properties, sold properties, and non-apartment components of mixed use properties. For the six months ended June 30, 2012, we recognized NOI from our communities acquired in 2011 and 2012 of $28.8 million, redeveloped properties of $23.7 million, our sold communities of $19.8 million, and developments of $3.4 million.
Other Income
During the three and six months ended June 30, 2012 and 2011, other income on continuing operations includes fees earned from the Company’s joint ventures of $2.7 million and $5.7 million and $2.5 million and $3.8 million, respectively. During the six months ended June 30, 2011, other income also includes a gain of $3.1 million from the sale of marketable securities for $3.5 million.
Real Estate Depreciation and Amortization
For the three months ended June 30, 2012, real estate depreciation and amortization on both continuing and discontinued operations decreased 7.3% or $6.7 million as compared to the comparable period in 2011. The decrease in depreciation and amortization for the three months ended June 30, 2012 is primarily from the disposition of assets and ceasing depreciation on assets classified as held for sale. During the six months ended June 30, 2012, real estate and amortization on both continuing and discontinued operations increased 2.0% or $3.4 million as compared to the comparable periods in 2011. The increase in depreciation and amortization for the six months ended June 30, 2012 is primarily the result of the acquisition of eight apartment communities during the second and third quarters of 2011, development and redevelopment activities during 2011 and 2012, and additional capital expenditures. In addition, during the six months ended June 30, 2012, the Company acquired the remaining 80% ownership interests in two apartment communities (633 homes) for $11.7 million from an unaffiliated member of our Texas joint venture. As part of the Company’s acquisition activity a portion of the purchase price is attributable to the fair value of in-place lease intangible assets which are typically amortized over a period of less than one year.
Interest Expense
For the three months ended June 30, 2012, interest expense on both continuing and discontinued operations increased 9.8% or $3.7 million as compared to the comparable period in 2011. The increase in interest expense was primarily due to prepayment penalties and the write-off of deferred financing costs on early extinguishment of debt during the three months ended June 30, 2012. For the six months ended June 30, 2012, interest expense on both continuing and discontinued operations decreased 2.9% or $2.3 million. This decrease in interest expense was primarily due to the write off of fair market value adjustment on early debt extinguishment during the three months ended March 31, 2012.

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

Prior to 2012, the TRS had a history of losses and, as a result, had historically recognized a valuation allowance for net deferred tax assets.  Each quarter, the Company evaluates the need to retain all or a portion of the valuation allowance on its net deferred tax assets.  During the three months ended March 31, 2012, the Company determined that it is more likely than not that the deferred tax assets, including any remaining net operating losses, will be realized.  In making this determination, the Company analyzed, among other things, its recent history of earnings, forecasts of future earnings from the sale of depreciable property, and its cumulative earnings for the last twelve quarters. For the six months ended June 30, 2012, the Company recognized an income tax benefit of taxable REIT subsidiary of $24.9 million, net, which primarily resulted from the reversal of a net deferred tax asset valuation allowance of $22.9 million.
General and administrative
For the three months ended June 30, 2012, general and administrative expense increased 6.7% or $863,000 and decreased 1.7% or $388,000 for the six months ended June 30, 2012 as compared to the comparable periods in 2011. The increase in general and administrative expense was primarily due to a decrease of $2.2 million in acquisition-related costs, which was partially offset by the increase in additional stock-based compensation expense of $2.7 million related to restricted shares granted under the Company’s 2010-2012 Long Term Incentive (“LTI”) Program. These shares vested as a result of the Company meeting certain performance criteria outlined under the LTI Program.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, the majority of our leases are for a term of fourteen months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three months ended June 30, 2012.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.
UNITED DOMINION REALTY, L.P.:
Business Overview
United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”), is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act (as amended from time to time, or any successor to such statute, the “Act”). The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At June 30, 2012, the Operating Partnership’s real estate portfolio included 73 communities located in eight states plus the District of Columbia, with a total of 21,846 apartment homes.
As of June 30, 2012, UDR owned 110,883 units of our general limited partnership interests and 174,754,547 units of our limited partnership interests (the “OP Units”), or approximately 94.9% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries. We refer to our General Partner together with its consolidated subsidiaries (including us) and the General Partner’s consolidated joint ventures as “UDR” or the “General Partner.”
UDR operates as a self-administered real estate investment trust, or REIT. UDR focuses on owning, acquiring, renovating, developing, and managing apartment communities nationwide. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in September 2003. At June 30, 2012, the General Partner’s consolidated real estate portfolio included 145 communities located in 10 states and the District of Columbia with a total of 41,681 apartment homes. In addition, the General Partner has an ownership interest in 43 communities with 10,717 completed apartment homes through unconsolidated joint ventures.

The following table summarizes our market information by major geographic markets as of June 30, 2012.

		As of June 30, 2012			Three Months Ended June 30, 2012 (a)		Six Months Ended June 30, 2012 (a)
Same Communities	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Total Income per Occupied Home	Average Physical Occupancy	Total Income per Occupied Home (b)
Western Region
Orange Co, CA	8	2,935	12.3%	$509,858	95.0%	$1,583	94.8%	$1,569
San Francisco, CA	7	1,777	10.7%	444,902	95.9%	2,310	96.2%	2,321
Monterey Peninsula, CA	7	1,565	3.8%	155,396	95.1%	1,108	93.5%	1,088
Los Angeles, CA	3	463	3.0%	125,566	95.6%	1,828	95.2%	1,814
San Diego, CA	2	366	1.4%	56,149	94.9%	1,421	94.5%	1,400
Seattle, WA	5	932	5.1%	209,306	96.5%	1,348	96.1%	1,339
Inland Empire, CA	1	414	1.7%	69,800	93.9%	1,561	94.7%	1,542
Sacramento, CA	2	914	1.7%	69,420	93.4%	884	92.3%	889
Portland, OR	3	716	1.7%	70,873	95.1%	1,040	94.4%	1,033
Mid-Atlantic Region
Metropolitan DC	7	2,378	13.3%	551,949	96.5%	1,834	96.4%	1,821
Baltimore, MD	5	994	3.6%	147,704	96.0%	1,385	96.0%	1,377
Southeastern Region
Tampa, FL	3	1,154	2.7%	112,392	95.4%	1,072	95.8%	1,069
Nashville, TN	6	1,612	3.1%	129,527	97.1%	912	97.0%	903
Other Florida	1	636	1.9%	78,422	94.2%	1,256	94.5%	1,248
Southwestern Region
Dallas, TX	2	1,348	4.5%	185,012	96.0%	1,277	95.7%	1,258
Total/Average Same Communities	62	18,204	70.5%	2,916,276	95.6%	$1,444	95.3%	$1,420
Non Matures, Commercial Properties & Other	11	3,642	29.5%	1,222,982
Total Real Estate Held for Investment	73	21,846	100.0%	4,139,258
Total Accumulated Depreciation				(1,015,594)
Total Real Estate Owned, Net of Accumulated Depreciation				$3,123,664

(a)	Total Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.

(b)	The same community population for the six months ended June 30, 2012 is the same as the same store community population of 17,880 for the three months ended June 30, 2012.
We report in two segments: Same Communities and Non-Mature/Other Communities. Our Same Communities segment includes those communities acquired, developed, and stabilized prior to April 1, 2011, and held as of June 30, 2012. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months. Our Non-Mature/Other Communities segment includes those communities that were acquired or developed in 2011 or 2012, sold properties, redevelopment properties, joint venture properties, and the non-apartment components of mixed use properties.
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
During the remainder of 2012, the Operating Partnership has approximately $4.3 million of secured debt maturing, inclusive of principal amortization. We anticipate that we will repay that debt with operating cash flows, proceeds from borrowings allocated to us under our General Partner’s credit agreements, or by exercising extension rights on such secured debt, as applicable. The repayment of debt will be recorded as an offset to the “Receivable due from General Partner”.
Critical Accounting Policies and Estimates
Our critical accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to (1) capital expenditures, (2) impairment of long-lived assets, (3) real estate investment properties, and (4) revenue recognition.
Our other critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in UDR’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on May 2, 2012. There have been no significant changes in our critical accounting policies from those reported in our Form 8-K filed with the SEC on May 2, 2012. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.
Statements of Cash Flows for the Six Months Ended June 30, 2012
The following discussion explains the changes in net cash provided by operating activities, net cash provided by/(used in) investing activities, and used in financing activities that are presented in our Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011.
Operating Activities
For the six months ended June 30, 2012, net cash flow provided by operating activities was $95.8 million compared to $79.7 million for the comparable period in 2011. The increase in net cash flow from operating activities was primarily due to an increase in property net operating income from our apartment community portfolio and changes in operating assets and operating liabilities.
Investing Activities
For the six months ended June 30, 2012, net cash provided by/(used in) investing activities was $68.3 million compared to $(48.5) million for the comparable period in 2011. Changes in the level of investment activities from period to period reflect our strategy as it relates to acquisitions, dispositions and capital expenditures.

Acquisitions and Dispositions

The Operating Partnership did not acquire any communities during the three and six months ended June 30, 2012. During three and six months ended 2011, the Operating Partnership acquired three communities with 1,833 apartment homes.
During the six months ended June 30, 2012 and 2011, the Operating Partnership sold four communities with 1,314 apartment homes and four communities with 984 apartment homes, respectively.
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
Financing Activities
For the six months ended June 30, 2012, our net cash used in financing activities was $163.7 million compared to $24.4 million for the comparable period of 2011. The increase in cash used in financing activities was primarily due to an increase in payments on secured debt, partially offset by proceeds from the issuance of secured debt and an increase in advances from the General Partner.
Credit Facilities
As of June 30, 2012, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $932.8 million with $844.0 million outstanding. The Fannie Mae credit facilities are for an initial term of 10 years and bear interest at floating and fixed rates. At June 30, 2012, $632.6 million of the funded balance was fixed at a weighted average interest rate of 5.12% and the remaining balance on these facilities was at a weighted average variable rate of 2.08%. At June 30, 2012, $508.0 million of these credit facilities are allocated to the Operating Partnership based on the ownership of the assets securing the debt.
The Operating Partnership is a guarantor on the General Partner’s $250 million term loan due January 2016, $100 million term loan due December 2016, $300 million of medium-term notes due June 2018, and $400 million of medium-term notes due January 2022. At June 30, 2012 and December 31, 2011, the Operating Partnership guaranteed the General Partner’s unsecured credit facility, with an aggregate borrowing capacity of $900 million. There were no borrowings outstanding on the unsecured credit facility at June 30, 2012 and $421.0 million outstanding at December 31, 2011.
The credit facilities are subject to customary financial covenants and limitations.
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $201.6 million in variable rate debt that is not subject to interest rate swap contracts as of June 30, 2012. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $2.0 million based on the balance at June 30, 2012.
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
Results of Operations for the Three and Six Months Ended June 30, 2012
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011, and includes the results of both continuing and discontinued operations for the periods presented.
Net Income Attributable to OP Unitholders

Net income attributable to OP unitholders was $51.2 million ($0.28 per OP unit) for the three months ended June 30, 2012 as compared to $7.5 million ($0.04 per OP unit) for the comparable period in the prior year. The increase in net income attributable to OP unit holders resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•
an increase in disposition gains for the three months ended June 30, 2012 as compared to the comparable period in the prior year. The Operating Partnership recognized gains of $51.3 million and $16.0 million during the three months ended June 30, 2012 and 2011, respectively, on the sale of four apartment home communities in each of these periods; and

•	an increase in net operating income primarily due to four community acquisitions in 2011.
Net income attributable to OP unitholders was $44.2 million ($0.24 per OP unit) for the six months ended June 30, 2012 as compared to $5.4 million ($0.03 per OP unit) for the comparable period in the prior year. The increase in net income attributable to OP unit holders resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•
an increase in disposition gains for the six months ended June 30, 2012 as compared to the comparable period in the prior year. The Operating Partnership recognized gains of $51.2 million and $16.0 million during the six months ended June 30, 2012 and 2011, respectively, on the sale of four apartment home communities in each of these periods; and

•	an increase in net operating income primarily due to the acquisition of four communities in 2011.

Apartment Community Operations
Our net income results primarily from net operating income ("NOI") generated from the operation of our apartment communities. The Operating Partnership defines NOI as rental income less direct property rental expenses. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI is property management expense which is calculated as 2.75% of property revenue to cover the regional supervision and accounting costs related to consolidated property operations, and land rent.
The following table summarizes the operating performance of our total portfolio (which includes discontinued operations) for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Property rental income	$101,408	$96,133	5.5%	$200,676	$185,962	7.9%
Property operating expense (a)	(30,255)	(30,209)	0.2%	(59,985)	(60,526)	(0.9)%
Property net operating income	$71,153	$65,924	7.9%	$140,691	$125,436	12.2%

(a)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of property NOI to net income attributable to OP unit holders as reflected, for both continuing and discontinued operations, for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Property net operating income	$71,153	$65,924	$140,691	$125,436
Non-property income	(3)	—	(3)	—
Real estate depreciation and amortization	(46,733)	(50,225)	(98,410)	(91,383)
Interest	(12,891)	(13,844)	(25,861)	(25,794)
General and administrative and property management	(7,294)	(8,938)	(14,944)	(15,988)
Other operating expenses	(4,095)	(1,447)	(8,144)	(2,805)
Net gain on sale of real estate	51,266	16,038	51,182	16,038
Non-controlling interests	(231)	(32)	(265)	(59)
Net income attributable to OP unitholders	$51,172	$7,476	$44,246	$5,445
Same Store Communities
Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011
Our same store communities (those acquired, developed, and stabilized prior to April 1, 2011 and held on June 30, 2012) consisted of 18,204 apartment homes and provided 72.8% of our total NOI for the three months ended June 30, 2012.
NOI for our same store community properties increased 6.5% or $3.2 million for the three months ended June 30, 2012 compared to the same period in 2011. The increase in property NOI was primarily attributable to a 5.9% or $4.2 million increase in total revenue, which was partially offset by a 4.5% or $1.0 million increase in operating expenses. The increase in revenues was primarily driven by a 5.3% or $3.6 million increase in rental rates and a 13.2% or $701,000 increase in fee and reimbursement income. Physical occupancy decreased 0.1% to 95.6% and total income per occupied home increased $82 to $1,444 for the three months ended June 30, 2012 compared to the same period in 2011.
The increase in property operating expenses was primarily driven by a 7.5% increase of $555,000 in real estate tax and a 21.7% or $745,000 increase in repair and maintenance costs, which was partially offset by a 6.5% or $370,000 decrease in personnel costs.
As a result of the percentage changes in property rental income, the operating margin (property net operating income divided by property rental income) was 68.7% for the three months ended June 30, 2012 as compared to 68.3% for the comparable period in 2011.
Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011
Our same store communities (those acquired, developed, and stabilized prior to January 1, 2011 and held on June 30, 2012) consisted of 17,880 apartment homes and provided 70.9% of our total NOI for the six months ended June 30, 2012
NOI for our same store community properties increased 7.2% or $6.7 million for the three months ended June 30, 2012 compared to the same period in 2011. The increase in property NOI was primarily attributable to a 5.7% or $7.8 million increase in total revenue, which was partially offset by a 2.5% or $1.1 million increase in operating expenses. The increase in revenues was primarily driven by a 4.0% or $5.6 million increase in rental rates and a 12.3% or $1.3 million increase in fee and reimbursement income. Physical occupancy decreased 0.3% to 95.3% and total income per occupied home increased $81 to $1,420 for the six months ended June 30, 2012 compared to the same period in 2011.
The increase in property operating expenses was primarily driven by a 7.9% increase of $1.1 million in real estate tax and a 9.4% or $642,000 increase in repair and maintenance costs, which was partially offset by a 7.0% or $774,000 decrease in personnel costs.
As a result of the percentage changes in property rental income, the operating margin (property net operating income divided by property rental income) was 68.7% for the six months ended June 30, 2012 as compared to 67.7% for the comparable period in 2011.
Non-Mature/Other Communities
Three Months Ended June 30, 2012

The remaining $19.3 million or 27.2% of our total NOI during the three months ended June 30, 2012, was generated from communities that we classify as “non-mature communities.” The Operating Partnership’s non-mature communities consist of communities that do not meet the criteria to be included in same store communities, which includes communities developed or acquired, redevelopment properties, sold properties, and non-apartment components of mixed use properties. For the three months ended June 30, 2012, we recognized NOI from our acquired communities of $9.9 million, NOI from our redevelopment properties of $5.2 million and NOI from our sold communities of $2.2 million.
Six Months Ended June 30, 2012
The remaining $41.0 million or 29.1% of our total NOI during the six months ended June 30, 2012, was generated from communities that we classify as “non-mature communities.” The Operating Partnership’s non-mature communities consist of communities that do not meet the criteria to be included in same store communities, which includes communities developed or acquired, redevelopment properties, sold properties, and non-apartment components of mixed use properties. For the six months ended June 30, 2012, we recognized NOI from our acquired communities of $19.1 million, NOI from our redevelopment properties of $13.2 million and NOI from our sold communities of $4.5 million.
Real Estate Depreciation and Amortization
For the three months ended June 30, 2012 and 2011, real estate depreciation and amortization from continuing and discontinued operations decreased by 7.0% or 3.5 million as compared to the comparable period in 2011. The decrease in depreciation and amortization for the three months ended June 30, 2012 is primarily the result of the disposition of assets and ceasing depreciation on assets classified as held for sale. For the six months ended June 30, 2012, real estate depreciation and amortization from continuing and discontinued operations increased by 7.7% or $7.0 million as compared to the comparable period in 2011. The increase in depreciation and amortization for the six months ended June 30, 2012 is due to the acquisition of four apartment home communities in 2011. As part of the Company’s acquisition activity a portion of the purchase price is attributable to the fair value of intangible assets which are typically amortized over a period of less than one year.
Income from Discontinued Operations
For the three and six months ended June 30, 2012 and 2011, we recognized income from discontinued operations for financial reporting purposes of $53.4 million and $54.3 million and $17.8 million and $19.8 million, respectively. The increase in income from discontinued operations primarily relates to the recognition of net gain from the sale of property of $51.3 million and $51.2 million and $16.0 million and $16.0 million during the three and six months ended June 30, 2012 and 2011, respectively.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and six months ended June 30, 2012 and 2011.
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
See our Annual Report on Form 10-K for the year ended December 31, 2011 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of June 30, 2012, our market risk has not changed materially from the amounts reported in our Annual Report on

Form 10-K for the year ended December 31, 2011.

Item 4.        CONTROLS AND PROCEDURES
The disclosure controls and procedures of the Company and the Operating Partnership are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.

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
Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of June 30, 2012, UDR had approximately $378.5 million of variable rate indebtedness outstanding, which constitutes approximately 11% of total outstanding indebtedness as of such date. As of June 30, 2012, the Operating Partnership had approximately $201.6 million million of variable rate indebtedness outstanding, which constitutes approximately 21% of total outstanding indebtedness to third parties as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of UDR's common and preferred stock and debt securities.
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

On April 18, 2012, we issued 5,479 shares of our common stock upon redemption of OP Units. Because these shares of common stock were issued to accredited investors in transactions not involving a public offering, the transaction is exempt from registration under the Securities Act of 1933 in accordance with Section 4(2) of the Securities Act. We did not issue any other shares of our common stock upon redemption of OP Units during the three months ended June 30, 2011.
Repurchase of Equity Securities

In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended June 30, 2012.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510
April 1, 2012 through April 30, 2012	—	—	—	15,032,510
May 1, 2012 through May 31, 2012	—	—	—	15,032,510
June 1, 2012 through June 30, 2012	—	—	—	15,032,510
Balance as of June 30, 2012	9,967,490	$22.00	9,967,490	15,032,510

(1)
This number reflects the amount of shares that were available for purchase under our 10,000,000 share repurchase program authorized in February 2006 and our 15,000,000 share repurchase program authorized in January 2008.

On May 31, 2012, the Company completed the redemption of all outstanding shares of its 6.75% Series G Cumulative Redeemable Preferred Stock. A total of 3,264,362 shares of the Series G Preferred Stock was redeemed at a redemption price of $25 per share in cash, plus accrued and unpaid dividends to the redemption date for a total cost of $82.1 million.

Item 3.        DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.        OTHER INFORMATION
There is no other information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2012, that was not previously disclosed in a Form 8-K.

Item 6.        EXHIBITS
The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc. (registrant)
Date: July 31, 2012	/s/ Mark A. Schumacher
Mark A. Schumacher Chief Accounting Officer and Senior Vice President

United Dominion Realty, L.P. (registrant)
	By:	UDR, Inc., its general partner

Date: July 31, 2012	/s/ Mark A. Schumacher
Mark A. Schumacher Chief Accounting Officer and Senior Vice President

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Restatement of UDR, Inc. (incorporated by reference to Exhibit 3.09 to UDR, Inc.'s Current Report on Form 8-K dated July 27, 2005 and filed with the SEC on August 1, 2005).

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

3.15	Amended and Restated Bylaws of UDR, Inc. (as amended through May 12, 2011) (incorporated by reference to Exhibit 3.1 to UDR, Inc.'s Current Report on Form 8-K filed with the SEC on May 13, 2011).

10.1	Underwriting Agreement dated May 30, 2012 (incorporated by reference to Exhibit 1.1 to UDR, Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2012).

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of UDR, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges of United Dominion Realty, L.P.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer of UDR, Inc.

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR Inc., general partner of United Dominion Realty, L.P.

31.4	Rule 13a-14(a) Certification of the Principal Financial Officer of UDR Inc., general partner of United Dominion Realty, L.P.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.

32.2	Section 1350 Certification of the Principal Financial Officer of UDR, Inc.

32.3	Section 1350 Certification of the Chief Executive Officer of UDR Inc., general partner of United Dominion Realty, L.P.

32.4	Section 1350 Certification of the Principal Financial Officer of UDR Inc., general partner of United Dominion Realty, L.P.

Exhibit No.	Description

101
XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of cash flows of UDR, Inc., (v) consolidated statements of changes in equity, (vi) notes to consolidated financial statements of UDR, Inc, (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of comprehensive income/(loss) of United Dominion Realty, LP; (x) consolidated statements of capital of United Dominion Realty, L.P., (xi) consolidated statements of cash flows of United Dominion Realty, L.P., (xi) notes to consolidated financial statements of United Dominion Realty, L.P.

EXHIBIT 12.1

UDR, Inc.
Computation of Ratio Earnings to Combined Fixed Charges and Preferred Stock Dividends
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Loss from continuing operations	$(23,123)	$(34,130)	$(21,382)	$(66,977)

Add (from continuing operations):
Interest on indebtedness (a)	41,542	37,660	76,287	76,817
Portion of rents representative of the interest factor	517	503	1,033	998
	$18,936	$4,033	$55,938	$10,838
Fixed charges and preferred stock dividends (from continuing operations):
Interest on indebtedness	$41,542	$37,660	$76,287	$76,817
Capitalized interest	5,136	3,488	9,988	6,092
Portion of rents representative of the interest factor	517	503	1,033	998
Fixed charges	$47,195	$41,651	$87,308	$83,907

Add:
Preferred stock dividends	$1,840	$2,327	$4,148	$4,695
Premium on preferred stock	2,791	175	2,791	175
Combined fixed charges and preferred stock dividends	$51,826	$44,153	$94,247	$88,777

Ratio of earnings to fixed charges	—	—	—	—
Ratio of earnings to combined fixed charges and preferred stock	—	—	—	—
For the three months ending June 30, 2012, the ratio of earnings to fixed charges and the ratio of combined fixed charges and preferred stock dividends was deficient of 1:1 ratio by $28.3 million and $32.9 million, respectively.
For the six months ending June 30, 2012, the ratio of earnings to fixed charges and the ratio of combined fixed charges and preferred stock dividends was deficient of 1:1 ratio by $31.4 million and $38.3 million, respectively.
For the three months ending June 30, 2011, the ratio of earnings to fixed charges and the ratio of combined fixed charges and preferred stock dividends was deficient of 1:1 ratio by $37.6 million and $40.1 million, respectively.
For the six months ending June 30, 2011, the ratio of earnings to fixed charges and the ratio of combined fixed charges and preferred stock dividends was deficient of 1:1 ratio by $73.1 million and $77.9 million, respectively.

EXHIBIT 12.2

United Dominion Realty, L.P.
Computation of Ratio Earnings to Fixed Charges
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Loss from continuing operations	$(1,969)	$(10,245)	$(9,783)	$(14,259)

Add from continuing operations:
Interest on indebtedness	12,891	13,780	25,861	24,979
Portion of rents representative of the interest factor	414	401	826	795
	$11,336	$3,936	$16,904	$11,515
Fixed charges from continuing operations:
Interest on indebtedness	$12,891	$13,780	$25,861	$24,979
Capitalized interest	680	503	1,319	911
Portion of rents representative of the interest factor	414	401	826	795
Fixed charges	$13,985	$14,684	$28,006	$26,685

Ratio of earnings to fixed charges	—	—	—	—
For the three months ending June 30, 2012 and 2011, the ratio of earnings to fixed charges was deficient of achieving a 1:1 ratio by $2.6 million and $10.7 million, respectively.
For the six months ending June 30, 2012 and 2011. the ratio of earnings to fixed charges was deficient of achieving a 1:1 ratio by $11.1 million and $15.2 million, respectively.

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

Date: July 31, 2012	/s/ Thomas W. Toomey

Thomas W. Toomey
Chief Executive Officer and President

EXHIBIT 31.2

CERTIFICATION

I, Warren L. Troupe, certify that:

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

Date: July 31, 2012	/s/ Warren L. Troupe

Warren L. Troupe
Senior Executive Vice President

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

Date: July 31, 2012	/s/ Thomas W. Toomey

Thomas W. Toomey
Chief Executive Officer and President of UDR, Inc.,
general partner of United Dominion Realty, L.P.

EXHIBIT 31.4

CERTIFICATION

I, Warren L. Troupe, certify that:

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

Date: July 31, 2012	/s/ Warren L. Troupe

Warren L. Troupe
Senior Executive Vice President of UDR, Inc.,
general partner of United Dominion Realty, L.P.

EXHIBIT 32.1

CERTIFICATION

In connection with the periodic report of UDR, Inc. (the “Company”) on Form 10-Q for the quarter ended June 30, 2012, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas W. Toomey, Chief Executive Officer and President of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date: July 31, 2012	/s/ Thomas W. Toomey

Thomas W. Toomey
Chief Executive Officer and President

EXHIBIT 32.2

CERTIFICATION

In connection with the periodic report of UDR, Inc. (the “Company”) on Form 10-Q for the quarter ended June 30, 2012, as filed with the Securities and Exchange Commission (the “Report”), I, Warren L. Troupe, Senior Executive Vice President of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date: July 31, 2012	/s/ Warren L. Troupe

Warren L. Troupe
Senior Executive Vice President

EXHIBIT 32.3

CERTIFICATION

In connection with the periodic report of United Dominion Realty, L.P. (the “Operating Partnership”) on Form 10-Q for the quarter ended June 30, 2012, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas W. Toomey, Chief Executive Officer and President of UDR, Inc., the general partner of the Operating Partnership, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership at the dates and for the periods indicated.

Date: July 31, 2012	/s/ Thomas W. Toomey

Thomas W. Toomey
Chief Executive Officer and President of UDR, Inc.,
general partner of United Dominion Realty, L.P.

EXHIBIT 32.4

CERTIFICATION

In connection with the periodic report of United Dominion Realty, L.P. (the “Operating Partnership”) on Form 10-Q for the quarter ended June 30, 2012, as filed with the Securities and Exchange Commission (the “Report”), I, Warren L. Troupe, Senior Executive Vice President of UDR, Inc., the general partner of the Operating Partnership, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership at the dates and for the periods indicated.

Date: July 31, 2012	/s/ Warren L. Troupe

Warren L. Troupe
Senior Executive Vice President of UDR, Inc.,
general partner of United Dominion Realty, L.P.