Form 10-Q
period 2012-09-30
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2012-10-31
CIK 74208, 1018254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of October 26, 2012 was 250,136,594.

UDR, INC.
UNITED DOMINION REALTY, L.P.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2012 of UDR, Inc. a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company”, “UDR” or "UDR, Inc." refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including the Operating Partnership. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” refer to United Dominion Realty, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership are referred to as “OP Units” and the holders of the OP Units are referred to as “unitholders”. This combined Form 10-Q is being filed separately by UDR and the Operating Partnership.
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
As of September 30, 2012, UDR owned 110,883 units of the general partnership interests of the Operating Partnership and 174,767,502 units (or approximately 94.9%) of the limited partnership interests of the Operating Partnership (the “OP Units”). UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are provided for each of UDR and the Operating Partnership.

UDR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$7,495,985	$7,269,347
Less: accumulated depreciation	(1,842,520)	(1,605,090)
Real estate held for investment, net	5,653,465	5,664,257
Real estate under development (net of accumulated depreciation of $0 and $570)	355,465	246,229
Real estate sold or held for sale (net of accumulated depreciation of $0 and $226,067)	—	332,258
Total real estate owned, net of accumulated depreciation	6,008,930	6,242,744
Cash and cash equivalents	82,377	12,503
Restricted cash	25,091	24,634
Deferred financing costs, net	26,810	30,068
Notes receivable, net	63,998	—
Investment in unconsolidated joint ventures	579,338	213,040
Other assets	124,358	198,365
Total assets	$6,910,902	$6,721,354

LIABILITIES AND EQUITY

Liabilities:
Secured debt	$1,439,762	$1,891,553
Unsecured debt	1,902,953	2,026,817
Real estate taxes payable	26,414	13,397
Accrued interest payable	29,498	23,208
Security deposits and prepaid rent	38,737	35,516
Distributions payable	57,916	51,019
Deferred fees and gains on the sale of depreciable property	29,458	29,100
Accounts payable, accrued expenses, and other liabilities	97,164	95,485
Total liabilities	3,621,902	4,166,095

Redeemable non-controlling interests in operating partnership	233,379	236,475

Equity
Preferred stock, no par value; 50,000,000 shares authorized
2,803,812 shares of 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 shares at December 31, 2011)	46,571	46,571
0 shares of 6.75% Series G Cumulative Redeemable issued and outstanding (3,264,362 shares at December 31, 2011)	—	81,609
Common stock, $0.01 par value; 350,000,000 shares authorized 250,136,597 shares issued and outstanding (219,650,225 shares at December 31, 2011)	2,501	2,197
Additional paid-in capital	4,098,089	3,340,470
Distributions in excess of net income	(1,082,458)	(1,142,895)
Accumulated other comprehensive loss, net	(13,073)	(13,902)
Total stockholders’ equity	3,051,630	2,314,050
Non-controlling interest	3,991	4,734
Total equity	3,055,621	2,318,784
Total liabilities and equity	$6,910,902	$6,721,354
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

REVENUES
Rental income	$181,766	$163,859	$531,483	$452,308
Non-property income:
Other income	4,555	5,229	11,461	12,618
Total revenues	186,321	169,088	542,944	464,926

EXPENSES
Rental expenses:
Real estate taxes and insurance	22,633	19,949	65,079	55,113
Personnel	14,479	12,153	41,648	36,541
Utilities	9,641	8,898	27,682	24,495
Repair and maintenance	8,660	8,869	25,994	23,914
Administrative and marketing	4,059	2,958	11,511	9,515
Property management	4,998	4,507	14,615	12,439
Other operating expenses	1,467	1,495	4,284	4,473
Real estate depreciation and amortization	88,223	85,835	260,604	235,958
Interest:
Expense incurred	31,837	39,616	108,409	111,656
Amortization of convertible debt discount	—	359	—	1,077
Other debt charges/(benefits), net	8	(7)	(277)	4,052
General and administrative	10,022	11,860	33,139	35,251
Other depreciation and amortization	1,078	983	3,013	3,012
Total expenses	197,105	197,475	595,701	557,496
Loss from operations	(10,784)	(28,387)	(52,757)	(92,570)
Loss from unconsolidated entities	(719)	(1,580)	(5,822)	(4,260)
Tax benefit/(expense) of taxable REIT subsidiary	2,960	(59)	28,654	(173)
Loss from continuing operations	(8,543)	(30,026)	(29,925)	(97,003)
(Loss)/income from discontinued operations, net of tax	(1,133)	16,240	263,183	69,470
Net (loss)/income	(9,676)	(13,786)	233,258	(27,533)
Net loss/(income) attributable to redeemable non-controlling interests in OP	687	581	(8,644)	1,192
Net income attributable to non-controlling interests	(42)	(46)	(137)	(134)
Net (loss)/income attributable to UDR, Inc.	(9,031)	(13,251)	224,477	(26,475)
Distributions to preferred stockholders — Series E (Convertible)	(931)	(931)	(2,793)	(2,793)
Distributions to preferred stockholders — Series G	—	(1,377)	(2,286)	(4,210)
Premium on preferred stock redemption or repurchases, net	—	—	(2,791)	(175)
Net (loss)/income attributable to common stockholders	$(9,962)	$(15,559)	$216,607	$(33,653)

Earnings per weighted average common share — basic and diluted:
Loss from continuing operations attributable to common stockholders	$(0.04)	$(0.15)	$(0.20)	$(0.53)
Income from discontinued operations	$0.00	$0.08	$1.12	$0.35
Net (loss)/income attributable to common stockholders	$(0.04)	$(0.07)	$0.92	$(0.17)

Common distributions declared per share	$0.220	$0.200	$0.660	$0.585

Weighted average number of common shares outstanding — basic and diluted	249,825	213,816	235,173	195,723
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss)/income	$(9,676)	$(13,786)	$233,258	$(27,533)
Other comprehensive income/(loss):
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding loss	(1,355)	(7,845)	(4,847)	(15,748)
Loss reclassified into earnings from other comprehensive income	1,925	2,503	5,677	6,853
Other comprehensive income - marketable securities:
Gain reclassified into earnings from other comprehensive income	—	—	—	(3,492)
Other comprehensive income/(loss)	570	(5,342)	830	(12,387)
Comprehensive (loss)/income	(9,106)	(19,128)	234,088	(39,920)
Comprehensive (loss)/income attributable to non-controlling interests	(606)	(735)	8,782	(1,487)
Comprehensive (loss)/income attributable to UDR, Inc.	$(8,500)	$(18,393)	$225,306	$(38,433)

See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

					Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	6,068,174	$128,180	219,650,225	$2,197	$3,340,470	$(1,142,895)	$(13,902)	$4,734	$2,318,784
Net income	—	—	—	—	—	224,477	—	—	224,477
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	137	137
Other comprehensive loss							829		829
Issuance/(forfeiture) of common and restricted shares, net	—	—	(23,037)	—	(1,583)	—	—	—	(1,583)
Issuance of common shares through public offering	—	—	30,490,969	305	755,931	—	—	—	756,236
Redemption of 3,264,362 shares of 6.75% Series G Cumulative Redeemable Shares	(3,264,362)	(81,609)	—	—	2,791	(2,791)	—	—	(81,609)
Adjustment for conversion of non-controlling interest of unitholders in Operating Partnership	—	—	18,440	(1)	480	—	—	—	479
Acquisition of non-controlling interest	—	—	—	—	—	—	—	(880)	(880)
Common stock distributions declared ($0.66 per share)	—	—	—	—	—	(160,625)	—	—	(160,625)
Preferred stock distributions declared-Series E ($0.9966 per share)	—	—	—	—	—	(2,793)	—	—	(2,793)
Preferred stock distributions declared-Series G ($0.5671875 per share)	—	—	—	—	—	(2,286)	—	—	(2,286)
Adjustment to reflect redemption value of redeemable non-controlling interests	—	—	—	—	—	4,455	—	—	4,455
Balance at September 30, 2012	2,803,812	$46,571	250,136,597	$2,501	$4,098,089	$(1,082,458)	$(13,073)	$3,991	$3,055,621
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)

	Nine Months Ended September 30,
	2012	2011

Operating Activities
Net income/(loss)	$233,258	$(27,533)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	269,957	276,008
Net gain on sale of marketable securities	—	(3,123)
Net gain on sale of cost investments	—	(2,550)
Net gain on the sale of depreciable property	(251,398)	(56,063)
Tax (benefit)/expense of taxable REIT subsidiary	(28,654)	173
(Gain)/loss on debt extinguishment	(277)	4,052
Loss from unconsolidated entities	5,822	4,260
Amortization of deferred financing costs and other	6,877	6,401
Amortization of deferred compensation	7,881	7,650
Amortization of convertible debt discount	—	1,077
Changes in operating assets and liabilities:
Increase in operating assets	1,294	(27,235)
Decrease in operating liabilities	656	(196)
Net cash provided by operating activities	245,416	182,921

Investing Activities
Proceeds from sales of real estate investments, net	593,367	77,130
Proceeds from sale of marketable securities	—	4,541
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	(15,297)	(943,045)
Cash paid in nonmonetary asset exchange	—	(28,124)
Development of real estate assets	(170,182)	(70,574)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(107,643)	(68,125)
Capital expenditures — non-real estate assets	(3,784)	(12,260)
Investment in unconsolidated joint ventures	(320,509)	(47,509)
Distributions received from unconsolidated joint venture	28,787	4,592
Issuance and purchase of note receivable	(63,998)	—
Purchase deposits on pending real estate acquisitions	—	(3,410)
Net cash used in investing activities	(59,259)	(1,086,784)

Financing Activities
Payments on secured debt	(487,133)	(222,767)
Proceeds from the issuance of secured debt	250	30,542
Proceeds from the issuance of unsecured debt	396,400	296,964
Payments on unsecured debt	(100,000)	(264,829)
Net (repayment)/borrowings of revolving bank debt	(421,000)	330,250
Payment of financing costs	(4,356)	(4,192)
(Forfeitures)/issuance of common and restricted stock, net	(9,842)	3,832
Proceeds from the issuance of common shares through public offering, net	756,236	864,310
Payments for the repurchase of Series G preferred stock, net	(81,609)	(3,597)
Distributions paid to non-controlling interests	(6,768)	(8,717)
Distributions paid to preferred stockholders	(6,023)	(7,003)
Distributions paid to common stockholders	(152,438)	(106,934)
Net cash (used in)/provided by financing activities	(116,283)	907,859
Net increase in cash and cash equivalents	69,874	3,996
Cash and cash equivalents, beginning of period	12,503	9,486
Cash and cash equivalents, end of period	$82,377	$13,482

Supplemental Information:

Interest paid during the period, net of amounts capitalized	$120,777	$128,021

Non-cash transactions:
Secured debt assumed in the acquisitions of properties, including asset exchange	34,412	247,805
Fair market value adjustment of secured debt assumed in acquisitions of properties, including asset exchange	2,617	26,880
Conversion of operating partnership non-controlling interests to common stock (18,440 shares in 2012 and 4,453 shares in 2011)	479	109
Real estate acquired in asset exchange	—	268,853
Real estate disposed in asset exchange	—	192,576
Contingent consideration accrued in business combination	—	3,000
OP Units issued in partial consideration for property acquisition	—	111,034
Secured debt transferred in asset exchange	—	55,356
Fair market value of land contributed by non-controlling interest	—	4,078
Non-cash consideration to acquire non-real estate asset	—	6,864
Issuance of restricted stock awards	—	6

See accompanying notes to consolidated financial statements.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

1. CONSOLIDATION AND BASIS OF PRESENTATION
Consolidation and Basis of Presentation
UDR, Inc., collectively with our consolidated subsidiaries (“UDR”, the “Company”, “we”, “our”, or “us”) is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”). As of September 30, 2012, there were 184,281,253 units in the Operating Partnership outstanding, of which 174,878,385 units or 94.9% were owned by UDR and 9,402,868 units or 5.1% were owned by limited partners. The consolidated financial statements of UDR include the non-controlling interests of the unitholders in the Operating Partnership.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of September 30, 2012, and results of operations for the three and nine months ended September 30, 2012 and 2011 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2011 appearing in UDR’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2012.
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
The Company evaluated subsequent events through the date its financial statements were issued. Except as discussed in Note 15, Subsequent Event, no other recognized or non-recognized subsequent events were noted.
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
SEPTEMBER 30, 2012

as partial sales, we determine if the buyer of the majority equity interest in the venture was provided a preference as to cash flows in either an operating or a capital waterfall. If a cash flow preference has been provided, we recognize profit only to the extent that proceeds from the sale of the majority equity interest exceed costs related to the entire property.
Notes Receivable
The following table summarizes our notes receivable as of September 30, 2012 (in thousands):

	Balance outstanding	Interest rate

Note due October 2014 - related party	$24,481	2.97%
Note due February 2017	13,200	10.00%
Note due June 2022 (net of discount of $283)	26,217	7.00%
Other	100	8.00%
Total notes receivable, net	$63,998
The Company has a $24.5 million unsecured note receivable with one of its unconsolidated joint ventures, which bears an interest rate of one month LIBOR plus 2.75% per annum. Interest payments are due monthly. The note is due October 2014, and may be extended for one year. (See Note 5, Joint Ventures.)
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
During the three and nine months ended September 30, 2012, the Company recognized $931,000 and $1.7 million, respectively, of interest income, net of accretion, from these notes receivable, of which $95,000 was related party interest income. Interest income is included in "Other income" on the Consolidated Statements of Operations.
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
Preferred Share Redemption and Repurchases

During the nine months ended September 30, 2012, the Company completed the redemption of all outstanding shares of its 6.75% Series G Cumulative Redeemable Preferred Stock. A total of 3,264,362 shares of the Series G Preferred Stock was redeemed at a redemption price of $25 per share in cash, plus accrued and unpaid dividends to the redemption date for a total cost of $82.1 million.
When redeeming or repurchasing preferred stock, the Company recognizes share issuance costs as a charge to the preferred stock on a pro rata basis to the total costs incurred for the preferred stock as well as any premium or discount on the redemption or repurchase. In connection with the redemption of the Series G Preferred Stock, the Company recognized a decrease in net income/(loss) attributable to common stockholders of $2.8 million for the nine months ended September 30, 2012 and $175,000 for the nine months ended September 30, 2011, which is reported in “Premium on preferred stock redemption and repurchases, net” in the Consolidated Statement of Operations.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2012

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
Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of September 30, 2012, UDR recorded a net liability of $6.0 million and a deferred tax asset of $24.8 million (net of a valuation allowance of $1.2 million).

Prior to 2012, the TRS had a history of losses and, as a result, has historically recognized a valuation allowance for net deferred tax assets.  Each quarter, the Company evaluates the need to retain all or a portion of the valuation allowance on its net deferred tax assets.  During the three months ended March 31, 2012, the Company determined that it is more likely than not that the deferred tax assets, including any remaining net operating loss carry forward, will be realized. In making this determination, the Company analyzed, among other things, its recent history of earnings from the sale of depreciable property, forecasts of future earnings and its cumulative earnings for the last twelve quarters. The reversal of the valuation allowance resulted in an income tax benefit of $22.9 million during the nine months ended September 30, 2012, which is reflected in continuing operations, and classified as "Tax benefit of taxable REIT subsidiary" in the Consolidated Statements of Operations.
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
UDR had no material unrecognized tax benefit, accrued interest or penalties at September 30, 2012. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state jurisdictions. The tax years 2008 - 2011 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2012

3. REAL ESTATE OWNED
Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for sale properties. As of September 30, 2012, the Company owned and consolidated 145 communities in 10 states plus the District of Columbia totaling 41,827 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of September 30, 2012 and December 31, 2011 (dollar amounts in thousands):

	September 30, 2012	December 31, 2011
Land	$1,845,105	$1,821,762
Depreciable property — held and used:
Building and improvements	5,398,921	5,203,484
Furniture, fixtures and equipment	251,959	244,101
Under development:
Land	117,112	115,198
Construction in progress	238,353	131,601
Sold or held for sale:
Land	—	98,340
Building and improvements	—	410,123
Furniture, fixtures and equipment	—	49,862
Real estate owned	7,851,450	8,074,471
Accumulated depreciation	(1,842,520)	(1,831,727)
Real estate owned, net	$6,008,930	$6,242,744
On April 27, 2012, the Company acquired the remaining 80% ownership interests in two apartment communities (633 homes) for $11.7 million from an unaffiliated member of one of our joint ventures. (See Note 5, Joint Ventures.)

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
All development projects and related carrying costs are capitalized and reported on the Consolidated Balance Sheets as “Real estate under development.” The costs of development projects which include interest, real estate taxes, insurance and allocated development overhead related to support costs for personnel working directly on the development are capitalized during the construction period. These costs, excluding the direct costs of development and capitalized interest for the three and nine months ended September 30, 2012 and 2011 were $2.5 million and $7.2 million and $1.2 million and $7.1 million, respectively. During the three and nine months ended September 30, 2012 and 2011, total capitalized interest was $7.6 million and $17.6 million, and $3.4 million and $9.5 million, respectively.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2012

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
There were no sales during the three months ended September 30, 2012. During the nine months ended September 30, 2012, the Company sold 21 communities with 6,507 apartment homes. During three and nine months ended September 30, 2011, the Company sold nine communities with 2,157 apartment homes, which included six communities (1,418 homes) sold in conjunction with an asset exchange. The Company had no communities that met the criteria to be classified as held for sale and included in discontinued operations at September 30, 2012. During the three and nine months ended September 30, 2012, UDR recognized (loss)/gains (before tax) on the sale of communities for financial reporting purposes of $(1.1) million and $260.2 million, respectively, and $11.4 million and $56.1 million during the three and nine months ended September 30, 2011, respectively, which are included in discontinued operations. The results of operations for sold properties are classified on the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations.” Discontinued operations for the three and nine months ended September 30, 2011 also includes operating activities related to nine communities (2,331 homes) sold during the last quarter of 2011.
The following is a summary of (loss)/income from discontinued operations for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Rental income	$—	$26,588	$30,316	$85,859

Rental expenses	—	10,107	10,566	32,209
Property management fee	—	731	834	2,361
Real estate depreciation	—	10,719	6,340	35,872
Interest	—	111	—	1,855
Other expense	—	44	791	155
	—	21,712	18,531	72,452
Income before net gain on the sale of depreciable property	—	4,876	11,785	13,407
Net (loss)/gain on the sale of depreciable property	(1,133)	11,364	260,248	56,063
Income tax expense	—	—	(8,850)	—
(Loss)/income from discontinued operations	$(1,133)	$16,240	$263,183	$69,470
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2012

Consolidated Joint Ventures
In 2011, the Company invested in a joint venture with an unaffiliated third party to acquire and redevelop an existing commercial property into a 173 apartment home community in Orange County, California. At closing, the Company contributed $9.0 million, UDR owned a 90% controlling interest in the investment. Under the terms of the operating agreement, our partner was required to achieve certain criteria as it relates to the entitlement process. If the criteria was met on or before 730 days after the site plan application was deemed complete by the city, the Company was obligated to contribute an additional $3.0 million to the joint venture for distribution to our partner. At the acquisition date, the Company accrued and capitalized $3.0 million related to the contingent consideration, which represented the difference between fair value of the property of $9.8 million on the formation date and the estimated fair value of the underlying property upon completion of the entitlement process of $12.8 million. The Company estimated the fair value based on Level 3 inputs utilized in a third party valuation.
In September 2012, the Company paid the unaffiliated third party with which the Company invested in the joint venture a total of $4.1 million for its 10% non-controlling interest and settlement of the contingent consideration.
Unconsolidated Joint Ventures
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures consisting of our proportionate share of the net earnings or loss of the joint ventures. In addition, we may earn fees for providing management services to the unconsolidated joint ventures. As of September 30, 2012, UDR had investments in the following unconsolidated joint ventures which are accounted for under the equity method of accounting.
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
UDR has a weighted average ownership interest of 12.6% in the operating communities and 4.0% in the land parcels. Our initial investment of $100.8 million consisted of $71.8 million in cash, which included associated transaction costs, and a $30 million payable (includes present value discount of $1 million) to Hanover. UDR agreed to pay the $30 million balance to Hanover in two interest free installments in the amounts of $20 million (paid in 2011) and $10 million on the first and second anniversaries of the closing, respectively. The $30 million payable was recorded at its present value of $29 million using an effective interest rate of 2.67%. At September 30, 2012 and December 31, 2011, the net carrying value of the payable was $9.9 million and $9.8 million, respectively. Interest expense of $66,000 and $198,000 and $197,000 and $588,000 was recorded during the three and nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012 and December 31, 2011, the Company’s investment was $100.8 million and $133.8 million, respectively.
UDR’s inital cost of its equity investment of $100.8 million differed from the proportionate share in the underlying net assets of UDR/MetLife I of $111.4 million. The difference of $10.6 million was attributable to certain assets and adjustments that were allocated to UDR’s proportionate share in UDR/MetLife I’s buildings of $8.4 million, land of $3.9 million, and $(1.6) million of lease intangible assets. With the exception of land, the difference related to buildings is accreted and recorded as a component of loss from unconsolidated entities over 45 years and the difference related to lease intangible assets was amortized and recorded as a component of loss from unconsolidated entities over 11 months with the offset to the Company’s carrying value of its equity investment. During the three and nine months ended September 30, 2012, the Company recorded $25,000 and $113,000 of net accretion, respectively. During the three and nine months ended September 30, 2011, the Company recorded $396,000 and $1.2 million net of amortization, respectively.

On January 12, 2012, the Company formed a new real estate joint venture, UDR/MetLife II, with MetLife wherein each party owns a 50% interest in a $1.3 billion portfolio of 12 operating communities containing 2,528 apartment homes. The 12 communities in the joint venture include seven from UDR/MetLife I while the remaining five operating communities were newly acquired by UDR/MetLife II. The newly acquired communities, collectively known as Columbus Square, are recently developed, high-rise apartment buildings located on the Upper West Side of Manhattan and were purchased for $637.5 million. The Company serves as the general partner with significant participating rights held by our partner. The Company earns property management, asset management and financing fees. Our initial investment was $327.1 million, which consisted of $293.5 million of cash paid and $33.6 million of our equity in the seven communities transferred from UDR/MetLife I. (Of the

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2012

$293.5 million of cash paid for its investment, the Company paid $80.4 million of purchase deposits for the acquisition of Columbus Square in 2011.) Our investment at September 30, 2012 was $301.2 million.
In January 2012, the Company formed a joint venture with an unaffiliated third party to acquire land for future development in San Francisco, California. At September 30, 2012, UDR owned a non-controlling interest of 92.5% in the joint venture. Our initial investment was $37.3 million, and our investment at September 30, 2012 was $40.1 million.
In May 2012, the Company formed a joint venture with an unaffiliated third party to acquire land for future development in Boston, Massachusetts. At closing and at September 30, 2012, UDR owned a non-controlling interest of 98.0% in the joint venture. Our initial investment was $26.0 million, and our investment at September 30, 2012 was $28.4 million.
In September 2012, the Company formed a joint venture with an unaffiliated third party to acquire land for future development in Santa Monica, California. At September 30, 2012, UDR owned a non-controlling interest of 95% in the joint venture. Our initial investment was $10.3 million and our investment at September 30, 2012 was $10.3 million.
The Company is a partner in a joint venture with an unaffiliated third party which owns and operates a 240-home community in Stoughton, Massachusetts. At September 30, 2012 and December 31, 2011, UDR owned a non-controlling interest of 95% in the joint venture. Our initial investment was $10.0 million. Our investment at September 30, 2012 and December 31, 2011 was $16.2 million and $17.2 million, respectively. During the three months ended September 30, 2012, the Company loaned the joint venture $24.5 million to repay a secured loan with an unaffiliated third party. The loan with the Company has terms similar to the original loan. (See Note 2, Significant Accounting Policies for further discussion on terms of the related party note.)
The Company is a partner in a joint venture with an unaffiliated third party to develop a 264-home community in San Diego, California. At September 30, 2012 and December 31, 2011, UDR owned a non-controlling interest of 95% in the joint venture. Our initial investment was $9.9 million. Our investment at September 30, 2012 and December 31, 2011 was $27.3 million and $12.1 million, respectively.
The Company is a partner in a joint venture with an unaffiliated third party to develop a 256-home community in College Park, Maryland. At September 30, 2012 and December 31, 2011, UDR owned a non-controlling interest of 95% in the joint venture. Our initial investment was $7.1 million. Our investment at September 30, 2012 and December 31, 2011 was $19.9 million and $8.6 million, respectively.
UDR is a partner with an unaffiliated third party, which formed a joint venture for the investment of up to $450 million in multifamily properties located in key, high barrier to entry markets. The partners will contribute equity of $180 million of which the Company’s maximum equity will be 30% or $54 million when fully invested. The joint venture owns and operates three communities (660 homes) in Metropolitan Washington D.C. At September 30, 2012 and December 31, 2011, the Company owned a 30% interest in the joint venture. Our investment at September 30, 2012 and December 31, 2011 was $31.0 million and $34.1 million, respectively.
UDR is a partner with an unaffiliated third party which owns and operates apartment communities located in Texas. UDR initially contributed cash and a property equal to 20% of the fair value of ten properties (3,992 homes). The unaffiliated member contributed cash equal to 80% of the fair value of the properties, which amount was then used to purchase the nine operating properties from UDR. During three months ended June 30, 2012, the Company acquired the remaining 80% ownership interests in two apartment communities (633 homes) for $11.7 million from its Texas joint venture partner. Our initial investment was $20.4 million. Our investment at September 30, 2012 and December 31, 2011 was $4.0 million and $7.1 million, respectively.
We evaluate our investments in unconsolidated joint ventures when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decrease in the value of its other investments in unconsolidated joint ventures during the three and nine months ended September 30, 2012 and 2011.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2012

Combined summary financial information relating to all of the unconsolidated joint ventures operations (not just our proportionate share), is presented below for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	2012	2011
For the Three Months Ended September 30,
Revenues	$67,822	$51,290
Real estate depreciation and amortization	24,263	17,327
Net loss	(3,691)	(4,507)
UDR recorded loss from unconsolidated entities	(719)	(1,580)

For the Nine Months Ended September 30,
Revenues	$205,572	$146,295
Real estate depreciation and amortization	76,637	50,665
Net loss	(8,768)	(13,238)
UDR recorded loss from unconsolidated entities	(5,822)	(4,260)
Combined summary balance sheets relating to all of the unconsolidated joint ventures (not just our proportionate share) are presented below as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012	December 31, 2011
Real estate, net	$3,556,353	$2,908,623
Total assets	3,680,438	2,998,866
Amount due to UDR	29,136	6,251
Third party debt	1,792,243	1,499,419
Total liabilities	1,869,372	1,561,396
Total equity, inclusive of non-controlling interest	1,811,066	1,437,470
Equity held by non-controlling interest	14,739	14,641
UDR's investment in unconsolidated joint ventures	579,338	213,040
As of September 30, 2012, the Company had deferred fees and deferred profit from the sale of properties to a joint venture of $29.5 million, the majority of which the Company will not recognize until the underlying property is sold to a third party. The Company recognized $3.3 million and $9.0 million and $2.5 million and $6.4 million of management fees during the three and nine months ended September 30, 2012 and 2011, respectively, for our management of the joint ventures. The management fees are classified in “Other Income” in the Consolidated Statements of Operations.
The Company may, in the future, make additional capital contributions to certain of our joint ventures should additional capital contributions be necessary to fund acquisitions and operating shortfalls.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2012

6. SECURED DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification of the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument. Secured debt, including debt related to real estate held for sale, which encumbers $2.3 billion or 29.7% of UDR’s total real estate owned based upon gross book value ($5.5 billion or 70.3% of UDR’s real estate owned based on gross book value is unencumbered) consists of the following as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	Principal Outstanding		For the Nine Months Ended September 30,
	September 30, 2012	December 31, 2011	Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
Fixed Rate Debt
Mortgage notes payable	$464,395	$590,208	5.32%	3.6	9
Fannie Mae credit facilities	631,843	744,509	5.12%	6.1	23
Total fixed rate secured debt	1,096,238	1,334,717	5.20%	5.0	32
Variable Rate Debt
Mortgage notes payable	37,415	151,685	1.06%	0.8	2
Tax-exempt secured notes payable	94,700	94,700	0.95%	9.9	2
Fannie Mae credit facilities	211,409	310,451	2.08%	5.8	7
Total variable rate secured debt	343,524	556,836	1.66%	6.4	11
Total secured debt	$1,439,762	$1,891,553	4.36%	5.3	43
UDR has three secured credit facilities with Fannie Mae with an aggregate commitment of $932.1 million at September 30, 2012. The Fannie Mae credit facilities are for an initial term of 10 years and bear interest at floating and fixed rates. We have $631.8 million of the outstanding balance fixed at a weighted average interest rate of 5.12% and the remaining balance on these facilities is currently at a weighted average variable interest rate of 2.08%. Further information related to these credit facilities is as follows: (dollars amounts in thousands):

	September 30, 2012	December 31, 2011
Borrowings outstanding	$843,252	$1,054,960
Weighted average borrowings during the period ended	924,175	1,139,588
Maximum daily borrowings during the period ended	1,054,735	1,157,557
Weighted average interest rate during the period ended	4.3%	4.4%
Weighted average interest rate at the end of the period	4.4%	4.1%
The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair market adjustment was a net premium of $18.2 million and $24.1 million at September 30, 2012 and December 31, 2011, respectively.
Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from October 2012 through May 2019 years and carry interest rates ranging from 3.43% to 6.55%.
Secured credit facilities. At September 30, 2012, the Company had $631.8 million outstanding of fixed rate secured credit facilities with Fannie Mae with a weighted average fixed interest rate of 5.12%.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2012

Variable Rate Debt
Mortgage notes payable. Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at July 2013. The mortgage notes payable are based on LIBOR plus some basis points, which translate into an interest rate of 1.06% at September 30, 2012.
Tax-exempt secured notes payable. The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature on August 2019 and March 2030. Interest on these notes is payable in monthly installments. The variable mortgage notes have interest rates of 0.90% and 1.07% as of September 30, 2012.
Secured credit facilities. At September 30, 2012, the Company had $211.4 million outstanding of variable rate secured credit facilities with Fannie Mae with a weighted average floating interest rate of 2.08%.
The aggregate maturities, including amortizing principal payments, of our secured debt due during each of the next five calendar years subsequent to September 30, 2012 are as follows (dollars in thousands):

	Fixed		Variable
Year	Mortgage Notes	Credit Facilities	Mortgage Notes	Tax-Exempt Notes Payable	Credit Facilities	Total Secured
2012	$8,893	$765	$—	$—	$—	$9,658
2013	9,787	3,145	37,415	—	—	50,347
2014	44,363	3,328	—	—	—	47,691
2015	193,899	3,522	—	—	—	197,421
2016	132,653	3,702	—	—	—	136,355
Thereafter	74,800	617,381	—	94,700	211,409	998,290
Total	$464,395	$631,843	$37,415	$94,700	$211,409	$1,439,762

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2012

7. UNSECURED DEBT
A summary of unsecured debt as of September 30, 2012 and December 31, 2011 is as follows (dollars in thousands):

	September 30, 2012	December 31, 2011
Commercial Bank
Borrowings outstanding under an unsecured credit facility due October 2015 (a), (d)	$—	$421,000

Senior Unsecured Notes
4.63% Medium-Term Notes due January 2022 (net of discount of $3,331) (b), (d)	396,669	—
1.67% Term Notes due January 2016 (c), (d)	35,000	100,000
2.68% Term Notes due January 2016 (c), (d)	65,000	—
6.05% Medium-Term Notes due June 2013	122,500	122,500
5.13% Medium-Term Notes due January 2014	184,000	184,000
5.50% Medium-Term Notes due April 2014 (net of discount of $106 and $157)	128,394	128,343
5.25% Medium-Term Notes due January 2015 (includes discount of $294 and $390)	324,881	324,785
5.25% Medium-Term Notes due January 2016	83,260	83,260
2.90% Term Notes due January 2016 (d)	250,000	250,000
8.50% Debentures due September 2024	15,644	15,644
4.25% Medium-Term Notes due June 2018 (net of discount of $2,429 and $2,751) (d)	297,571	297,249
5.00% Medium-Term Notes due January 2012	—	100,000
Other	34	36
	1,902,953	1,605,817
	$1,902,953	$2,026,817

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

(c)
During the quarter ended June 30, 2012, the Company entered into an interest rate swap agreement for a portion of the $100 million term notes, which carries a fixed interest rate of 2.68% at September 30, 2012.

(d)	The Operating Partnership is a guarantor at September 30, 2012 and December 31, 2011.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2012

The following is a summary of short-term bank borrowings under UDR’s bank credit facility at September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012	December 31, 2011
Total revolving credit facility	$900,000	$900,000
Borrowings outstanding at end of period (1)	—	421,000
Weighted average daily borrowings during the period ended	212,504	227,498
Maximum daily borrowings during the period ended	788,000	450,000
Weighted average interest rate during the period ended	1.5%	1.0%
Interest rate at end of the period	N/A	1.5%

(1)	Excludes $4.1 million of letters of credit at September 30, 2012.
The aggregate maturities of unsecured debt for the next five calendar years subsequent to September 30, 2012 are as follows (dollars in thousands):

Year	Commercial Bank Line	Senior Unsecured Notes	Total Unsecured
2012	$—	$—	$—
2013	—	122,500	122,500
2014	—	311,575	311,575
2015	—	324,388	324,388
2016	—	432,484	432,484
Thereafter	—	712,006	712,006
Total	$—	$1,902,953	$1,902,953
We were in compliance with the covenants of our debt instruments at September 30, 2012.

8. EARNINGS/(LOSS) PER SHARE
Basic and diluted (loss)/income per common share are computed based upon the weighted average number of common shares outstanding during the periods as the effect of adding stock options and other common stock equivalents such as the non-vested restricted stock awards is anti-dilutive.
The following table sets forth the computation of basic and diluted (loss)/earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator for earnings per share — basic and diluted:
Net (loss)/income attributable to common stockholders	$(9,962)	$(15,559)	$216,607	$(33,653)
Denominator for earnings per share — basic and diluted:
Weighted average common shares outstanding	250,162	215,066	235,904	197,010
Non-vested restricted stock awards	(337)	(1,250)	(731)	(1,287)
Denominator for basic and diluted earnings per share	249,825	213,816	235,173	195,723
Net (loss)/income attributable to common stockholders - basic and diluted	$(0.04)	$(0.07)	$0.92	$(0.17)

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2012

The effect of the conversion of the OP Units, convertible preferred stock, convertible debt, stock options and restricted stock is not dilutive and is therefore not included in the above calculations as the Company reported a loss from continuing operations attributable to common stockholders.
If the OP Units were converted to common stock, the additional weighted average common shares outstanding for the three and nine months ended September 30, 2012 and 2011 would be 9,405,888 and 9,414,644 and 8,235,068 and 6,987,415, respectively.
If the convertible preferred stock were converted to common stock, the additional shares of common stock outstanding for the three and nine months ended September 30, 2012 and 2011 would be 3,035,548 weighted average common shares.
If the stock options and unvested restricted stock were converted to common stock, the additional weighted average common shares outstanding using the treasury stock method would be a 1,363,930 and 1,359,951 and 2,156,175 and 2,107,783 weighted average common shares for the three and nine months ended September 30, 2012 and 2011, respectively.
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
The following table sets forth redeemable non-controlling interests in the Operating Partnership for the following period (dollars in thousands):

Redeemable non-controlling interests in the Operating Partnership, December 31, 2011	$236,475
Mark to market adjustment to redeemable non-controlling interests in the Operating Partnership	(4,455)
Conversion of OP Units to Common Stock	(479)
Net income attributable to redeemable non-controlling interests in the Operating Partnership	8,644
Distributions to redeemable non-controlling interests in the Operating Partnership	(6,807)
Allocation of other comprehensive income	1
Redeemable non-controlling interests in the Operating Partnership, September 30, 2012	$233,379
Non-controlling interests
Non-controlling interests represent interests of unrelated partners in certain consolidated affiliates, and is presented as part of equity in the Consolidated Balance Sheets since these interests are not redeemable. During the three and nine months ended September 30, 2012 and 2011, net income attributable to non-controlling interests was $42,000 and $137,000 and $46,000 and $134,000, respectively.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2012

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

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of September 30, 2012 and December 31, 2011 are summarized as follows (dollars in thousands):

		Fair Value at September 30, 2012 Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Notes receivable	$70,861	$—	$—	$70,861
Derivatives- Interest rate contracts (c)	6	—	6	—
Total assets	$70,867	$—	$6	$70,861

Derivatives- Interest rate contracts (c)	$12,867	$—	$12,867	$—
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	507,516	—	—	507,516
Fannie Mae credit facilities	693,040	—	—	693,040
Secured debt instruments- variable rate: (a)
Mortgage notes payable	37,415	—	—	37,415
Tax-exempt secured notes payable	94,700	—	—	94,700
Fannie Mae credit facilities	211,409	—	—	211,409
Unsecured debt instruments: (b)
Commercial bank	—	—	—	—
Senior unsecured notes	2,040,905	—	—	2,040,905
Total liabilities	$3,597,852	$—	$12,867	$3,584,985

Redeemable non-controlling interests (e)	$233,379	$—	$233,379	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2012

		Fair Value at December 31, 2011 Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Description:
Derivatives- Interest rate contracts (c)	$89	$—	$89	$—
Total assets	$89	$—	$89	$—

Derivatives- Interest rate contracts (c)	$13,660	$—	$13,660	$—
Contingent purchase consideration (d)	3,000	—	—	3,000
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	635,531	—	—	635,531
Fannie Mae credit facilities	799,584	—	—	799,584
Secured debt instruments- variable rate: (a)
Mortgage notes payable	151,685	—	—	151,685
Tax-exempt secured notes payable	94,700	—	—	94,700
Fannie Mae credit facilities	310,451	—	—	310,451
Unsecured debt instruments: (b)
Commercial bank	421,000	—	—	421,000
Senior unsecured notes	1,675,189	—	—	1,675,189
Total liabilities	$4,104,800	$—	$13,660	$4,091,140

Redeemable non-controlling interests (e)	$236,475	$—	$236,475	$—

(a)	See Note 6, “Secured Debt”

(b)	See Note 7, “Unsecured Debt”

(c)	See Note 11, “Derivatives and Hedging Activity”

(d)	The fair value of the contingent purchase consideration was related to our acquisition of a development property in a consolidated joint venture in 2011. (See Note 5, “Joint Ventures.”)

(e)	See Note 9, "Noncontrolling Interests"
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2012

of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2012 and December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB's fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
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
Financial Instruments Not Carried at Fair Value
At September 30, 2012, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
We consider various factors to determine if a decrease in the value of our investments in an unconsolidated joint venture is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary decrease in the value of its investments in unconsolidated joint ventures during the three and nine months ended September 30, 2012 and 2011.
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
SEPTEMBER 30, 2012

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated Other Comprehensive Income/(Loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2012 and 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2012 and 2011, the Company recorded less than a  $1,000 loss from ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item, and the fair value of interest rate swaps that were not zero at inception of the hedging relationship.
Amounts reported in “Accumulated Other Comprehensive Income/(Loss)” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through September 30, 2013, the Company estimates that an additional $7.1 million will be reclassified as an increase to interest expense.
As of September 30, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	13	$509,787
Interest rate caps	5	274,291
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a gain/(loss) of $(1,000) and $290,000 and $(52,000) and $(16,000) for the three and nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollar amounts in thousands):

Product	Number of Instruments	Notional
Interest rate caps	3	$172,697

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2012

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (amounts in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance Sheet Location	September 30, 2012	December 31, 2011	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$6	$71	Other liabilities	$12,867	$13,660
Total		$6	$71		$12,867	$13,660
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$—	$18	Other liabilities	$—	$—
Total		$—	$18		$—	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2012

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (dollar amounts in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2012	2011		2012	2011		2012	2011

For the Three Months Ended September 30,
Interest rate products	$(1,355)	$(7,845)		$(1,925)	$(2,503)		$—	$—
Total	$(1,355)	$(7,845)	Interest expense	$(1,925)	$(2,503)	Interest expense	$—	$—

For the Nine Months Ended September 30,
Interest rate products	$(4,847)	$(15,748)	Interest expense	$(5,677)	$(6,853)	Interest expense	$—	$—
Total	$(4,847)	$(15,748)		$(5,677)	$(6,853)		$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2012	2011

For the Three Months Ended September 30,
Interest rate products	Other income/(expense)	$(1)	$(52)
Total		$(1)	$(52)

For the Nine Months Ended September 30,
Interest rate products	Other income/(expense)	$290	$(16)
Total		$290	$(16)

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2012

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
As of September 30, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $13.5 million. As of September 30, 2012, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2012, it would have been required to settle its obligations under the agreements at their termination value of $13.5 million.
12. STOCK BASED COMPENSATION
During the three and nine months ended September 30, 2012 and 2011, we recognized $830,000 and $7.9 million and $2.6 million and $7.7 million, respectively, as stock based compensation expense, which is inclusive of awards granted to our outside directors. Included in the nine months ended September 30, 2012 is $3.8 million of compensation expense related to restricted shares granted under the Company’s 2010-2012 Long Term Incentive (“LTI”) Program, which was recognized in the second quarter of 2012. These shares vested as a result of the Company meeting certain performance criteria outlined under the LTI Program.
13. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Company’s real estate commitments at September 30, 2012 (dollars in thousands):

	Number of Properties	Costs Incurred to Date	Expected Costs to Complete (a)	Average Ownership Stake
Wholly owned — under development	6	$355,465	$296,335	100%
Wholly owned — redevelopment	5	65,262	213,738	100%
Joint ventures:
Unconsolidated joint ventures (b)	2	47,232	6,485	95%
		$467,959	$516,558
(a) Represents UDR's remaining equity commitment of unconsolidated joint ventures.
(b) Excludes land related to San Francisco, Santa Monica, and Boston development joint ventures. See Note 5, Joint Ventures.
Contingencies
Litigation and Legal Matters
The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2012

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
UDR’s two reportable segments are same communities and non-mature/other communities:

•
Same communities represent those communities acquired, developed, and stabilized prior to July 1, 2011 and held as of September 30, 2012. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and nine months ended September 30, 2012 and 2011.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2012

The accounting policies applicable to the operating segments described above are the same as those described in Note 2, Significant Accounting Policies. The following table details rental income and NOI from continuing and discontinued operations for UDR’s reportable segments for the three and nine months ended September 30, 2012 and 2011, and reconciles NOI to net income/(loss) attributable to UDR per the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reportable apartment home segment rental income
Same Communities
Western Region	$57,783	$54,762	$170,533	$158,452
Mid-Atlantic Region	49,974	47,503	147,189	132,557
Southeastern Region	27,983	26,662	82,359	78,552
Southwestern Region	11,153	10,372	32,588	30,181
Non-Mature communities/Other	34,873	51,148	129,130	138,425
Total segment and consolidated rental income	$181,766	$190,447	$561,799	$538,167
Reportable apartment home segment NOI
Same Communities
Western Region	$39,866	$38,148	$118,546	$109,341
Mid-Atlantic Region	34,872	32,724	102,629	91,321
Southeastern Region	17,718	16,464	53,076	48,981
Southwestern Region	6,602	5,779	19,096	16,776
Non-Mature communities/Other	23,236	34,398	85,972	89,961
Total segment and consolidated NOI	122,294	127,513	379,319	356,380
Reconciling items:
Non-property income	4,555	5,229	11,461	12,618
Property management	(4,998)	(5,238)	(15,449)	(14,800)
Other operating expenses	(1,467)	(1,539)	(4,284)	(4,628)
Depreciation and amortization	(88,223)	(96,554)	(266,944)	(271,830)
Interest	(31,845)	(40,079)	(108,132)	(118,640)
General and administrative	(10,022)	(11,860)	(33,139)	(35,251)
Other depreciation and amortization	(1,078)	(983)	(3,013)	(3,012)
Loss from unconsolidated entities	(719)	(1,580)	(5,822)	(4,260)
Tax benefit/(expense) of taxable REIT subsidiary, net	2,960	(59)	27,863	(173)
Redeemable non-controlling interests in OP	687	581	(8,644)	1,192
Non-controlling interests	(42)	(46)	(137)	(134)
Net (loss)/gain on sale of depreciable property	(1,133)	11,364	251,398	56,063
Net (loss)/income attributable to UDR, Inc.	$(9,031)	$(13,251)	$224,477	$(26,475)

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2012

The following table details the assets of UDR’s reportable segments as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012	December 31, 2011
Reportable apartment home segment assets:
Same communities:
Western Region	$2,371,507	$2,349,653
Mid-Atlantic Region	1,871,613	1,858,390
Southeastern Region	867,069	852,572
Southwestern Region	412,609	409,751
Non-mature communities/Other	2,328,652	2,604,105
Total segment assets	7,851,450	8,074,471
Accumulated depreciation	(1,842,520)	(1,831,727)
Total segment assets — net book value	6,008,930	6,242,744
Reconciling items:
Cash and cash equivalents	82,377	12,503
Restricted cash	25,091	24,634
Deferred financing costs, net	26,810	30,068
Notes receivable	63,998	—
Investment in unconsolidated joint ventures	579,338	213,040
Other assets	124,358	198,365
Total consolidated assets	$6,910,902	$6,721,354
Capital expenditures related to our same communities totaled $14.4 million and $39.7 million and $13.2 million and $30.7 million for the three and nine months ended September 30, 2012 and 2011, respectively. Capital expenditures related to our non-mature/other communities totaled $851,000 and $5.2 million and $4.9 million and $10.0 million for the three and nine months ended September 30, 2012 and 2011, respectively.
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
15. SUBSEQUENT EVENT

In a transaction scheduled to close on October 31, 2012, the Company will exchange its 12% ownership interest in four operating communities, 3.1% ownership in two land parcels in its UDR/MetLife I joint venture, and will pay $10 million in cash for an additional 41% ownership interest in The Olivian, a high-rise building located in downtown Seattle, bringing UDR's ownership interest in The Olivian to 50%. The community will be contributed to the UDR/MetLife II joint venture. The properties and land parcels in which UDR will exchange its ownership interest are located in Houston, Tampa, Charlotte and Chicago. UDR will continue to fee manage the four operating communities.

The Olivian has a $63.4 million loan, which carries an interest rate of 4.5% and has a term of seven years. Debt on the four operating communities and two land parcels in which UDR exchanged out of totaled $134.7 million, carried a weighted average interest rate of 3.5%, and had a term of seven years.

[This page is intentionally left blank.]

UNITED DOMINION REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	September 30, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$4,117,331	$4,062,894
Less: accumulated depreciation	(1,052,150)	(923,471)
Real estate held for investment, net	3,065,181	3,139,423
Real estate under development	41,386	26,793
Real estate sold or held for sale (net of accumulated depreciation of $0 and $52,887)	—	62,724
Total real estate owned, net of accumulated depreciation	3,106,567	3,228,940
Cash and cash equivalents	1,918	704
Restricted cash	13,543	12,568
Deferred financing costs, net	6,399	8,184
Other assets	34,116	41,771
Total assets	$3,162,543	$3,292,167

LIABILITIES AND CAPITAL

Secured debt	$968,759	$1,189,645
Note payable due to General Partner	88,770	88,771
Real estate taxes payable	12,269	5,280
Accrued interest payable	3,448	1,886
Security deposits and prepaid rent	17,000	16,498
Distributions payable	40,752	39,840
Deferred gains on the sale of depreciable property	63,838	63,838
Accounts payable, accrued expenses, and other liabilities	35,438	33,040
Total liabilities	1,230,274	1,438,798

Capital:
Partners’ capital:
Operating partnership units: 184,281,253 OP units outstanding at September 30, 2012 and December 31, 2011	—	—
General partner: 110,883 OP units outstanding at September 30, 2012 and December 31, 2011	1,247	1,293
Limited partners: 184,170,370 OP units outstanding at September 30, 2012 and December 31, 2011	1,962,522	2,040,401
Accumulated other comprehensive loss	(6,230)	(6,902)
Total partners’ capital	1,957,539	2,034,792
Receivable due from General Partner	(37,735)	(193,584)
Non-controlling interest	12,465	12,161
Total capital	1,932,269	1,853,369
Total liabilities and capital	$3,162,543	$3,292,167
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

REVENUES
Rental income	$100,235	$92,179	$294,161	$258,694

EXPENSES
Rental expenses:
Real estate taxes and insurance	10,930	10,127	31,190	29,760
Personnel	7,494	6,539	21,687	19,954
Utilities	5,387	4,895	15,322	13,518
Repair and maintenance	4,626	4,742	14,241	12,839
Administrative and marketing	1,971	1,818	5,709	5,288
Property management	2,756	2,510	8,089	7,114
Other operating expenses	1,321	1,379	3,944	4,073
Real estate depreciation and amortization	51,012	49,217	148,217	133,602
Interest expense:
Interest on secured debt	9,357	13,700	34,240	38,233
Interest on note payable due to General Partner	490	248	1,468	694
General and administrative	4,635	5,394	19,581	16,268
Total expenses	99,979	100,569	303,688	281,343
Income/(loss) from continuing operations	256	(8,390)	(9,527)	(22,649)
Loss/(income) from discontinued operations	(132)	1,790	54,162	21,553
Net income/(loss)	124	(6,600)	44,635	(1,096)
Net income attributable to non-controlling interests	(39)	(32)	(304)	(91)
Net income/(loss) attributable to OP unitholders	$85	$(6,632)	$44,331	$(1,187)

Income/(loss) per OP unit- basic and diluted:
Loss from continuing operations attributable to OP unitholders	$0.00	$(0.05)	$(0.05)	$(0.13)
Income from discontinued operations	$0.00	$0.01	$0.29	$0.12
Net (loss)/income attributable to OP unitholders	$0.00	$(0.04)	$0.24	$(0.01)

Weighted average OP units outstanding	184,281	183,086	184,281	181,837
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income/(loss)	$124	$(6,600)	$44,635	$(1,096)

Other comprehensive income/(loss):
Other comprehensive income/(loss)- derivative instruments:
Unrealized holding loss	(503)	(2,821)	(1,873)	(5,659)
Loss reclassified into earnings from other comprehensive income	863	1,239	2,545	3,620
Other comprehensive income/(loss)	360	(1,582)	672	(2,039)

Comprehensive income/(loss)	484	(8,182)	45,307	(3,135)

Comprehensive income attributable to non-controlling interests	(39)	(32)	(304)	(91)

Comprehensive income/(loss) attributable to OP unitholders	$445	$(8,214)	45,003	(3,226)

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

	Class A Limited Partner	Limited Partners	UDR, Inc.		Accumulated Other Comprehensive Income/(Loss)	Total Partners' Capital	Receivable due from General Partner	Non-Controlling Interest
			Limited Partner	General Partner					Total
Balance at December 31, 2011	$43,967	$192,508	$1,803,926	$1,293	$(6,902)	$2,034,792	$(193,584)	$12,161	$1,853,369
Distributions	(1,746)	(5,056)	(115,382)	(72)	—	(122,256)	—	—	(122,256)
OP Unit Redemptions for common shares of UDR	—	(481)	481	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	639	1,097	(1,736)	—	—	—	—	—	—
Net income	616	1,835	41,854	26	—	44,331	—	304	44,635
Other comprehensive income	—	—	—	—	672	672	—	—	672
Net change in receivable due from General Partner	—	—	—	—	—	—	155,849	—	155,849
Balance at September 30, 2012	$43,476	$189,903	$1,729,143	$1,247	$(6,230)	$1,957,539	$(37,735)	$12,465	$1,932,269
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for unit data)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net income/(loss)	$44,635	$(1,096)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	149,422	143,290
Net gain on the sale of depreciable property	(51,050)	(16,055)
Loss on debt extinguishment	1,221	—
Amortization of deferred financing costs and other	1,142	1,593
Changes in operating assets and liabilities:
Increase/(decrease) in operating assets	454	(8,206)
Increase in operating liabilities	8,584	7,957
Net cash provided by operating activities	154,408	127,483

Investing Activities
Development of real estate assets	(11,531)	—
Proceeds from sales of real estate investments, net	113,126	—
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(67,188)	(48,325)
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	—	(283,731)
Cash paid in nonmonetary asset exchange	—	(15,407)
Net cash provided by/(used in) investing activities	34,407	(347,463)

Financing Activities
Advances from General Partner, net	41,273	254,919
Proceeds from the issuance of secured debt	26,054	2,074
Payments on secured debt	(248,160)	(25,655)
Distributions paid to partnership unitholders	(6,768)	(5,070)
Payment of financing costs	—	(3,128)
Net cash (used in)/provided by financing activities	(187,601)	223,140
Net increase in cash and cash equivalents	1,214	3,160
Cash and cash equivalents, beginning of period	704	920
Cash and cash equivalents, end of period	$1,918	$4,080

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$40,022	$44,151
Non-cash transactions:
Properties acquired, including intangibles in asset exchange	—	178,353
Properties disposed in asset exchange, net of accumulated depreciation	—	139,725
OP Units issued in partial consideration for property acquisition	—	111,034
Secured debt assumed in the acquisitions of properties, including asset exchange	—	247,805
Secured debt transferred in asset exchange	—	55,356
Fair market value adjustment of secured debt assumed in acquisitions of properties, including asset exchange	—	21,915
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

1. CONSOLIDATION AND BASIS OF PRESENTATION
United Dominion Realty, L.P. (“UDR, L.P.”, the “Operating Partnership”, “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the three and nine months ended September 30, 2012 and 2011, rental revenues of the Operating Partnership represented 55% and 54% and 52% and 53% , respectively, of the General Partner’s consolidated rental revenues (including those classified within discontinued operations). At September 30, 2012, the Operating Partnership’s apartment portfolio consisted of 73 communities located in 19 markets consisting of 21,992 apartment homes.
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
As of September 30, 2012, there were 184,281,253 OP Units outstanding, of which, 174,878,385 or 94.9% were owned by UDR and affiliated entities and 9,402,868 or 5.1% were owned by non-affiliated limited partners. See Note 9, Capital Structure.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of September 30, 2012, and results of operations for the three and nine months ended September 30, 2012 and 2011 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2011 included in the Report on Form 8-K filed by UDR and the Operating Partnership with the SEC on May 2, 2012.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2012

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
Management of the General Partner has reviewed all open tax years (2008 - 2011) of tax jurisdictions and concluded there is no material tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns.
Earnings per OP unit
Basic earnings per OP Unit is computed by dividing net income/(loss) attributable to general and limited partner units by the weighted average number of general and limited partner units (including redeemable OP Units) outstanding during the year. Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units or resulted in the issuance of OP Units that shared in the earnings of the Operating Partnership. For the three and nine months ended September 30, 2012 and 2011, there were no dilutive instruments outstanding, and therefore, diluted earnings per OP Unit and basic earnings per OP Unit are the same.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2012

3. REAL ESTATE OWNED
Real estate assets owned by the Operating Partnership consists of income producing operating properties, properties held for sale, properties under development, and land held for future development. At September 30, 2012, the Operating Partnership owned and consolidated 73 communities in nine states plus the District of Columbia totaling 21,992 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of September 30, 2012 and December 31, 2011 (dollar amounts in thousands):

	September 30, 2012	December 31, 2011
Land	$1,013,906	$1,008,077
Depreciable property — held and used:
Buildings and improvements	2,998,307	2,942,125
Furniture, fixtures and equipment	103,818	111,392
Sold:
Land	—	13,449
Buildings and improvements	—	93,127
Furniture, fixtures and equipment	—	9,035
Under development:
Land	16,385	16,385
Construction in progress	25,001	10,408
Land held for future development	1,300	1,300
Real estate owned	4,158,717	4,205,298
Accumulated depreciation	(1,052,150)	(976,358)
Real estate owned, net	$3,106,567	$3,228,940
The Operating Partnership did not have any acquisitions during the three and nine months ended September 30, 2012. During the three and nine months ended September 30, 2011, the Operating Partnership acquired one community with 507 apartment homes, and four communities with 1,833 apartment homes, respectively.
All development projects and related carrying costs are capitalized and reported on the Consolidated Balance Sheets as “Real estate under development.” The costs of development projects which include interest, real estate taxes, insurance and allocated development overhead related to support costs for personnel working directly on the development site are capitalized during the construction period. These costs, excluding the direct costs of development and capitalized interest for the three and nine months ended September 30, 2012 and 2011 were $564,000 and $1.4 million and $419,000 and $1.8 million, respectively. During the three and nine months ended September 30, 2012 and 2011, total capitalized interest was $1.2 million and $2.5 million and $445,000 and $1.4 million, respectively.

4. DISCONTINUED OPERATIONS
Discontinued operations represent properties that the Operating Partnership has either sold or which management believes meet the criteria to be classified as held for sale. In order to be classified as held for sale and reported as discontinued operations, a property’s operations and cash flows have or will be divested to a third party by the Operating Partnership whereby the Operating Partnership will not have any significant continuing involvement in the ownership or operation of the property after the sale or disposition. The results of operations of the property are presented as discontinued operations for all periods presented and do not impact the net earnings reported by the Operating Partnership. Once a property is deemed as held for sale, depreciation is no longer recorded. However, if the Operating Partnership determines that the property no longer meets the criteria of held for sale, the Operating Partnership will recapture any unrecorded depreciation for the property. The assets and liabilities of properties deemed as held for sale are presented separately on the Consolidated Balance Sheets. Properties deemed as held for sale are reported at the lower of their carrying amount or their estimated fair value less the costs to sell the

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2012

assets.
During the three months ended September 30, 2012 and 2011, the Operating Partnership did not dispose of any communities. During the nine months ended September 30, 2012, the Operating Partnership sold four communities with 1,314 apartment homes. During the nine months ended September 30, 2011, the Operating Partnership sold four communities with 984 apartment homes in conjunction with an asset exchange. At September 30, 2012, the Operating Partnership had no communities that met the criteria to be classified as held for sale and included in discontinued operations.
During the three and nine months ended September 30, 2012 and 2011, the Operating Partnership recognized a (loss)/gain on the sale of communities for financial reporting purposes of $(132,000) and $51.1 million and $17,000 and $16.1 million, respectively, which is included in discontinued operations. Discontinued operations for the three and nine months ended September 30, 2011 also includes operating activities related to four communities (984 homes) sold during the last two quarters of 2011. The results of operations for these properties are classified in the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations.”
The following is a summary of income from discontinued operations for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Rental income	$—	$7,654	$6,750	$27,101

Rental expenses	—	2,938	2,247	10,226
Property management fee	—	235	186	745
Other operating expenses	—	19	—	130
Real estate depreciation	—	2,689	1,205	9,687
Interest	—	—	—	815
	—	5,881	3,638	21,603
Income before net gain on the sale of property	—	1,773	3,112	5,498
Net (loss)/gain on the sale of property	(132)	17	51,050	16,055
(Loss)/income from discontinued operations	$(132)	$1,790	$54,162	$21,553

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2012

5. DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of September 30, 2012 (dollars in thousands):

	Principal Outstanding		Nine Months Ended September 30,
	September 30, 2012	December 31, 2011	Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
Fixed Rate Debt
Mortgage notes payable	$396,442	$457,723	5.32%	3.7	5
Fannie Mae credit facilities	370,715	444,899	4.90%	6.5	10
Total fixed rate secured debt	767,157	902,622	5.12%	5.0	15
Variable Rate Debt
Mortgage notes payable	37,415	37,415	1.06%	0.8	2
Tax-exempt secured note payable	27,000	27,000	1.07%	17.5	1
Fannie Mae credit facilities	137,187	222,608	2.54%	6.3	5
Total variable rate secured debt	201,602	287,023	2.07%	7.0	8
Total secured debt	$968,759	$1,189,645	4.48%	5.4	23
As of September 30, 2012, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $932.1 million with $843.3 million outstanding. The Fannie Mae credit facilities are for an initial term of 10 years and bear interest at floating and fixed rates. At September 30, 2012, $631.8 million of the outstanding balance was fixed at a weighted average interest rate of 5.12% and the remaining balance of $211.4 million on these facilities had a weighted average variable interest rate of 2.08%. There was a total of $507.9 million of these credit facilities allocated to the Operating Partnership at September 30, 2012 based on the ownership of the assets securing the debt. Following is information related to the credit facilities allocated to the Operating Partnership:

	September 30, 2012	December 31, 2011
	(dollar amounts in thousands)
Borrowings outstanding	$507,902	$667,507
Weighted average borrowings during the period ended	556,643	721,054
Maximum daily borrowings during the period	635,281	732,423
Weighted average interest rate during the period ended	4.3%	4.4%
Interest rate at the end of the period	4.4%	4.1%
The Operating Partnership may from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair value adjustment of the fixed rate debt instruments on the Operating Partnership’s properties was a net premium of $14.7 million and $17.8 million at September 30, 2012 and December 31, 2011, respectively.
Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from December 2015 through May 2019 and carry interest rates ranging from 3.43% to 5.94%.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2012

Secured credit facilities. At September 30, 2012, the General Partner had borrowings against its fixed rate facilities of $631.8 million of which $370.7 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of September 30, 2012, the fixed rate Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average fixed interest rate of 4.90%.
Variable Rate Debt
Mortgage notes payable. Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature on July 2013. Interest on the variable rate mortgage notes is based on LIBOR plus some basis points, which translated into interest rate of 1.06% at September 30, 2012.
Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures in March 2030. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 1.07% as of September 30, 2012.
Secured credit facilities. At September 30, 2012, the General Partner had borrowings against its variable rate facilities of $211.4 million of which $137.2 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of September 30, 2012, the variable rate borrowings under the Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average floating interest rate of 2.54%.
The aggregate maturities of the Operating Partnership’s secured debt due during each of the next five calendar years subsequent to September 30, 2012 are as follows (dollars in thousands):

	Fixed		Variable
	Mortgage Notes	Credit Facilities	Mortgage Notes	Tax Exempt Notes Payable	Credit Facilities	Total
2012	$1,467	$77	$—	$—	$—	$1,544
2013	8,130	318	37,415	—	—	45,863
2014	8,358	336	—	—	—	8,694
2015	193,220	356	—	—	—	193,576
2016	131,955	374	—	—	—	132,329
Thereafter	53,312	369,254	—	27,000	137,187	586,753
Total	$396,442	$370,715	$37,415	$27,000	$137,187	$968,759
Guarantor on Unsecured Debt
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility, with an aggregate borrowing capacity of $900 million, a $250 million term loan due January 2016, a $100 million term loan due January 2016, $300 million of medium-term notes due June 2018, and $400 million of medium-term notes due January 2022. As of September 30, 2012, there were no outstanding borrowings under the unsecured credit facility. As of December 31, 2011, the outstanding balance under the unsecured credit facility was $421.0 million.
6. RELATED PARTY TRANSACTIONS
Receivable due from the General Partner
The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had net receivable balances of $37.7 million and $193.6 million at September 30, 2012 and December 31, 2011, respectively, which is reflected as a reduction of capital on the Consolidated Balance Sheets.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2012

Allocation of General and Administrative Expenses
The General Partner provides various general and administrative and other overhead services for the Operating Partnership including legal assistance, acquisitions analysis, marketing and advertising, and allocates these expenses to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on its pro-rata portion of UDR’s total apartment homes. During the three and nine months ended September 30, 2012 and 2011, the general and administrative expenses allocated to the Operating Partnership by UDR were $4.5 million and $19.1 million and $11.6 million and $25.2 million, respectively, and are included in “General and Administrative” expenses on the consolidated statements of operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.
Management Fee
In 2011, the Operating Partnership entered into a management agreement with the Taxable REIT Subsidiaries ("TRS") of the General Partner. The TRS charges the Operating Partnership 2.75% of gross rental revenues. During the three and nine months ended September 30, 2012 , the Operating Partnership incurred $2.8 million and $8.3 million of related party management fees, and is included in "Property Management" on the Consolidated Statements of Operations.
Guaranties by the General Partner
The Operating Partnership provided a “bottom dollar” guaranty to certain limited partners as part of their original contribution to the Operating Partnership. The guaranty protects the tax basis of the underlying contribution and is reflected on the OP unitholder’s Schedule K-1 tax form. The guaranty was made in the form of a note payable issued by the Operating Partnership to the General Partner at an annual interest rate of 1.998% at September 30, 2012 and 1.14% at December 31, 2011. Interest payments are made monthly and the note is due December 31, 2012. At September 30, 2012 and December 31, 2011, the note payable due to the General Partner was $83.3 million.
In 2011, the Operating Partnership also provided a guaranty in conjunction with 1,802,239 OP Units issued in partial consideration to the seller for the acquisition of an operating community. The guaranty was made in the form of a note payable issued by the Operating Partnership to the General Partner at an annual interest rate of 5.337%. Interest payments are due monthly and the note matures on August 31, 2021. At September 30, 2012 and December 31, 2011, the note payable due to the General Partner was $5.5 million.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2012

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of September 30, 2012 and December 31, 2011 are summarized as follows (dollars in thousands):

		Fair Value at September 30, 2012 Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Derivatives- Interest rate contracts (b)	$5	$—	$5	$—
Total assets	$5	$—	$5	$—

Derivatives- Interest rate contracts (b)	$5,567	$—	$5,567	$—
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	434,833	—	—	434,833
Fannie Mae credit facilities	399,952	—	—	399,952
Secured debt instruments- variable rate: (a)
Mortgage notes payable	37,415	—	—	37,415
Tax-exempt secured notes payable	27,000	—	—	27,000
Fannie Mae credit facilities	137,187	—	—	137,187
Total liabilities	$1,041,954	$—	$5,567	$1,036,387

		Fair Value at December 31, 2011 Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Derivatives- Interest rate contracts (b)	$71	$—	$71	$—
Total assets	$71	$—	$71	$—

Derivatives- Interest rate contracts (b)	$6,207	$—	$6,207	$—
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	495,412	—	—	495,412
Fannie Mae credit facilities	462,621	—	—	462,621
Secured debt instruments- variable rate: (a)
Mortgage notes payable	37,415	—	—	37,415
Tax-exempt secured notes payable	27,000	—	—	27,000
Fannie Mae credit facilities	222,608	—	—	222,608
Total liabilities	$1,251,263	$—	$6,207	$1,245,056

(a)	See Note 5, Debt

(b)	See Note 8, Derivatives and Hedging Activity
Financial Instruments Carried at Fair Value

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2012

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
Although the Operating Partnership has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2012 and December 31, 2011, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB's fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Financial Instruments Not Carried at Fair Value
At September 30, 2012, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Operating Partnership using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2012

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated Other Comprehensive Income/(Loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2012 and 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2012 and 2011, the Operating Partnership recorded less than $1,000 of ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item.
Amounts reported in “Accumulated Other Comprehensive Income/(Loss)” related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is allocated to the Operating Partnership. During the next twelve months through September 30, 2013, we estimate that an additional $2.9 million will be reclassified as an increase to interest expense.
As of September 30, 2012, the Operating Partnership had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	4	$173,781
Interest rate caps	5	$247,202
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in losses of $2,000 and $9,000 and $33,000 and $149,000 for the three and nine months ended September 30, 2012 and 2011, respectively.
As of September 30, 2012, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollar amounts in thousands):

Product	Number of Instruments	Notional
Interest rate caps	2	$95,907

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2012

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Operating Partnership’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011.

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance Sheet Location	September 30, 2012	December 31, 2011	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$5	$64	Other liabilities	$5,567	$6,207
Total		$5	$64		$5,567	$6,207

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$—	$7	Other liabilities	$—	$—
Total		$—	$7		$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (dollar amounts in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships				Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2012	2011		2012	2011

For the Three Months Ended September 30,

Interest rate products	$(503)	$(2,821)		$(863)	$(1,239)
Total	$(503)	$(2,821)	Interest expense	$(863)	$(1,239)

For the Nine Months Ended September 30,
Interest rate products	$(1,873)	$(5,659)	Interest expense	$(2,545)	$(3,620)
Total	$(1,873)	$(5,659)		$(2,545)	$(3,620)

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2012

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

		2012	2011

For the Three Months Ended September 30,
Interest rate products	Other income/(expense)	$(2)	$(33)
Total		$(2)	$(33)
For the Nine Months Ended September 30,
Interest rate products	Other income/(expense)	$(9)	$(149)
Total		$(9)	$(149)
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
As of September 30, 2012, the fair value of derivatives in a net liability position that were allocated to the Operating Partnership, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.8 million. As of September 30, 2012, the General Partner has not posted any collateral related to these agreements. If the General Partner had breached any of these provisions at September 30, 2012, it would have been required to settle its obligations under the agreements at their termination value of $5.8 million.
9. CAPITAL STRUCTURE
General Partnership Units
The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Partnership Units. There were 110,883 General Partnership units outstanding at September 30, 2012 and December 31, 2011, all of which were held by UDR.
Limited Partnership Units
At September 30, 2012 and December 31, 2011, there were 184,170,370 limited partnership units outstanding, of which 1,751,671 were Class A Limited Partnership units. UDR owned 174,767,502 or 94.9% at September 30, 2012 and

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2012

December 31, 2011. The remaining 9,402,868 or 5.1% OP Units outstanding were held by non-affiliated partners at September 30, 2012 and December 31, 2011 of which 1,751,671 were Class A Limited Partnership units.
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
The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $233.4 million and $236.5 million as of September 30, 2012 and December 31, 2011, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.
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
SEPTEMBER 30, 2012

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
The Operating Partnership’s two reportable segments are same communities and non-mature/other communities:

•
Same communities represent those communities acquired, developed, and stabilized prior to July 1, 2011 and held as of September 30, 2012. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the three and nine months ended September 30, 2012 and 2011.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2012

The accounting policies applicable to the operating segments described above are the same as those described in Note 2, “Significant Accounting Policies.” The following table details rental income and NOI from continuing and discontinued operations for the Operating Partnership’s reportable segments for the three and nine months ended September 30, 2012 and 2011, and reconciles NOI to net income attributable to OP unit holders per the consolidated statement of operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reportable apartment home segment rental income
Same Communities
Western Region	$44,217	$42,139	$130,492	$123,329
Mid-Atlantic Region	25,650	24,214	75,367	64,005
Southeastern Region	10,292	9,802	30,355	28,877
Southwestern Region	5,058	4,657	14,799	13,619
Non-Mature communities/Other	15,018	19,021	49,898	55,965
Total segment and consolidated rental income	$100,235	$99,833	$300,911	$285,795
Reportable apartment home segment NOI
Same Communities
Western Region	$30,624	$29,576	$91,319	$85,840
Mid-Atlantic Region	18,151	16,808	52,973	44,767
Southeastern Region	6,617	6,028	19,786	17,952
Southwestern Region	3,185	2,875	9,113	8,266
Non-Mature communities/Other	11,250	13,487	37,324	37,385
Total segment and consolidated NOI	69,827	68,774	210,515	194,210
Reconciling items:
Property management	(2,756)	(2,745)	(8,275)	(7,859)
Other operating expenses	(1,321)	(1,398)	(3,944)	(4,203)
Depreciation and amortization	(51,012)	(51,906)	(149,422)	(143,289)
Interest	(9,847)	(13,948)	(35,708)	(39,742)
General and administrative	(4,635)	(5,394)	(19,581)	(16,268)
Net gain on the sale of real estate	(132)	17	51,050	16,055
Non-controlling interests	(39)	(32)	(304)	(91)
Net income/(loss) attributable to OP unit holders	$85	$(6,632)	$44,331	$(1,187)

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2012

The following table details the assets of the Operating Partnership’s reportable segments as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012	December 31, 2011
Reportable apartment home segment assets
Same Store Communities
Western Region	$1,717,514	$1,699,311
Mid-Atlantic Region	1,139,788	1,132,708
Southeastern Region	322,012	317,354
Southwestern Region	185,356	184,158
Non-Mature communities/Other	794,047	871,767
Total segment assets	4,158,717	4,205,298
Accumulated depreciation	(1,052,150)	(976,358)
Total segment assets - net book value	3,106,567	3,228,940
Reconciling items:
Cash and cash equivalents	1,918	704
Restricted cash	13,543	12,568
Deferred financing costs, net	6,399	8,184
Other assets	34,116	41,771
Total consolidated assets	$3,162,543	$3,292,167
Capital expenditures related to the Operating Partnership’s same communities totaled $8.4 million and $23.3 million and $7.1 million and $18.2 million for the three and nine months ended September 30, 2012 and 2011, respectively. Capital expenditures related to the Operating Partnership’s non-mature/other communities totaled $398,000 and $1.4 million and $1.2 million and $2.9 million for the three and nine months ended September 30, 2012 and 2011, respectively.
Markets included in the above geographic segments are as follows:

i.	Western — Orange County, San Francisco, Monterey Peninsula, Los Angeles, Seattle, Sacramento, Inland Empire, Portland, and San Diego

ii.	Mid-Atlantic — Metropolitan DC, New York, Boston, and Baltimore

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
At September 30, 2012, our consolidated real estate portfolio included 145 communities with 41,827 apartment homes, and our total real estate portfolio, inclusive of our unconsolidated communities, included an additional 43 communities with 10,717 apartment homes.

The following table summarizes our market information by major geographic markets as of September 30, 2012.

		As of September 30, 2012			Three Months Ended September 30, 2012 (a)		Nine Months Ended September 30, 2012 (a)
	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying (in thousands)	Average Physical Occupancy	Total Income per Occupied Home	Average Physical Occupancy	Total Income per Occupied Home (b)
Same Communities
Western Region
Orange Co, CA	10	3,290	7.7%	$601,459	94.8%	$1,622	94.9%	$1,611
San Francisco, CA	9	2,028	7.0%	548,715	96.4%	2,532	96.4%	2,360
Seattle, WA	11	2,165	6.0%	471,565	95.6%	1,430	95.8%	1,405
Los Angeles, CA	5	919	3.8%	294,589	94.7%	2,031	94.9%	2,011
Monterey Peninsula, CA	7	1,565	2.0%	156,528	94.7%	1,133	93.9%	1,103
Inland Empire, CA	2	654	1.3%	101,423	93.9%	1,436	94.4%	1,432
Sacramento, CA	2	914	0.9%	69,689	93.2%	885	92.6%	888
Portland, OR	3	716	0.9%	71,161	95.4%	1,044	94.7%	1,037
San Diego, CA	2	366	0.7%	56,378	95.3%	1,428	94.8%	1,409
Mid-Atlantic Region
Metropolitan DC	11	3,876	9.6%	752,664	97.0%	1,735	97.0%	1,733
Baltimore, MD	11	2,301	3.9%	302,430	96.7%	1,442	96.7%	1,425
Richmond, VA	4	1,358	1.7%	136,640	95.5%	1,193	95.3%	1,171
Norfolk VA	6	1,438	1.1%	87,141	94.2%	989	94.6%	989
New York, NY	1	493	3.4%	264,360	98.4%	3,314	—%	—
Boston MA	4	1,179	4.0%	316,272	95.9%	2,011	96.4%	2,735
Other Mid-Atlantic	1	168	0.2%	12,106	95.7%	977	95.0%	985
Southeastern Region
Tampa, FL	10	3,452	4.1%	324,892	96.2%	1,057	95.9%	1,038
Orlando, FL	11	3,167	3.5%	278,782	95.9%	974	95.6%	960
Nashville, TN	8	2,260	2.4%	184,658	96.7%	966	97.0%	941
Other Florida	1	636	1.0%	78,737	94.6%	1,243	94.5%	1,246
Southwestern Region
Dallas, TX	9	3,117	4.4%	351,848	96.3%	1,075	96.3%	1,020
Austin, TX	1	390	0.8%	60,761	96.5%	1,305	96.2%	1,265
Total/Average Same Communities	129	36,452	70.4%	5,522,798	95.8%	$1,402	95.7%	$1,323
Non Matures, Commercial Properties & Other	16	5,375	25.1%	1,973,187
Total Real Estate Held for Investment	145	41,827	95.5%	7,495,985
Real Estate Under Development (c)	—	—	4.5%	355,465
Total Real Estate Owned	145	41,827	100.0%	7,851,450
Total Accumulated Depreciation				(1,842,520)
Total Real Estate Owned, Net of Accumulated Depreciation				$6,008,930

(a)	Total Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.

(b)	The same community population for the nine months ended September 30, 2012 includes 33,823 homes.

(c)	The Company is currently developing six wholly-owned communities with 1,921 apartment homes, none of which have been completed.

We report in two segments: Same Communities and Non-Mature/Other Communities. Our Same Communities segment includes those communities acquired, developed, and stabilized prior to July 1, 2011 and held as of September 30, 2012. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months. Our Non-Mature/Other Communities segment includes those communities that were acquired or developed in 2011 or 2012, sold properties, redevelopment properties, joint venture properties, and the non-apartment components of mixed use properties.
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
On April 4, 2012, the Company entered into an equity distribution agreement, under which the Company could offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents. During the nine months ended September 30, 2012, we sold 71,000 shares of common stock through this program for aggregate gross proceeds of approximately $1.9 million at weighted average price per share of $26.53. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $38,000, were approximately $1.8 million, and were used to fund development and redevelopment activities, for working capital and for general corporate purposes.
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
On August 15, 2012, the Company issued a $24.5 million unsecured note receivable with one of its unconsolidated joint ventures, which bears an interest rate of one month LIBOR plus 2.75% per annum. Interest payments are due monthly. The note is due October 2014, and may be extended for one year.
Future Capital Needs
Future development and redevelopment expenditures may be funded through unsecured or secured credit facilities, proceeds from the issuance of equity or debt securities, the sale of properties and, to a lesser extent, from cash flows provided by operating activities. Acquisition activity in strategic markets may be funded through joint ventures, by the reinvestment of proceeds from the sale of properties, through the issuance of equity or debt securities, the issuance of operating partnership units and the assumption or placement of secured and/or unsecured debt.
As of September 30, 2012, we had approximately $9.7 million of secured debt maturing during the remainder of 2012, which was subsequently paid in October 2012. We have no other secured and no unsecured debt maturing during the remainder of 2012. We anticipate repaying that debt with cash flow from our operations, debt and equity offerings, and proceeds from sold properties.
Critical Accounting Policies and Estimates
Our critical accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to (1) capital expenditures, (2) impairment of long-lived assets, (3) real estate investment properties, and (4) revenue recognition.
Our other critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in UDR’s current Report on Form 8-K, filed with the SEC on May 2, 2012. There have been no significant changes in our critical accounting policies from those reported in our Form 8-K filed with the SEC on May 2, 2012. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.
Statements of Cash Flow
The following discussion explains the changes in net cash provided by operating activities, net cash used in investing activities, and net cash provided by financing activities that are presented in our Consolidated Statements of Cash Flows.
Operating Activities
For the nine months ended September 30, 2012, our net cash flow provided by operating activities was $245.4 million compared to $182.9 million for the comparable period in 2011. The increase in cash flow from operating activities is primarily due to an increase in property net operating income from our apartment community portfolio and changes in operating assets and operating liabilities.
Investing Activities
For the nine months ended September 30, 2012, net cash used in investing activities was $59.3 million compared to $1.1 billion for the comparable period in 2011. The decrease in net cash used for investing activities was due to changes in the level of investment activities, which reflect our strategy as it relates to our investments in joint ventures, dispositions, capital expenditures, and development activities, all of which are discussed in further detail throughout this Report.

Acquisitions and Dispositions
During the nine months ended September 30, 2012, the Company acquired the remaining 80% ownership interests in two apartment communities (633 homes) for $11.7 million from its Texas joint venture partner.
During the nine months ended September 30, 2012, the Company sold 21 communities with 6,507 apartment homes. The Company had no communities that met the criteria to be classified as held for sale and included in discontinued operations at September 30, 2012. During the nine months ended September 30, 2011, the Company sold nine communities with 2,157 apartment homes, which included six communities (1,418 homes) sold in conjunction with an asset exchange.
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
Total capital expenditures, which in aggregate include recurring capital expenditures and major renovations, of $109.6 million or $2,449 per stabilized home was spent on all of our communities, excluding development and commercial properties, for the nine months ended September 30, 2012 as compared to $59.4 million or $1,236 per home for the comparable period in prior year.
Total recurring capital expenditures of $43.0 million or $961 per stabilized home was spent for the nine months ended September 30, 2012 as compared to $35.8 million or $746 per stabilized home for the comparable period in the prior year. A significant portion of this increase was attributable to an increase of 106.3% or $5.3 million in revenue enhancing capital expenditures, such as kitchen and bath remodels, on our existing operating portfolio. The remainder of the increase in total recurring capital expenditures includes expenditures related to exterior/interior upgrades, turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as exterior paint, roofs, siding, parking lots, and asset preservation capital expenditures. Major renovations of $66.6 million or $1,487 per home was spent for the nine months ended September 30, 2012 as compared to $23.6 million or $491 per home for the comparable period in prior year. Major renovations for the nine months ended September 30, 2012 were primarily attributable to our redevelopment of five wholly-owned communities (2,585 homes) with a budget of $279.0 million of which we have $65.3 million of costs incurred at September 30, 2012.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, and commercial properties, for the nine months ended September 30, 2012 and 2011:

				Per Home
	Nine Months Ended September 30,			Nine Months Ended September 30,
	(dollars in thousands)
	2012	2011	% Change	2012	2011	% Change
Revenue enhancing improvements	$10,286	$4,987	106.3%	$230	$104	121.2%
Turnover capital expenditures	11,040	9,315	18.5%	247	194	27.3%
Asset preservation expenditures	21,696	21,519	0.8%	484	448	8.0%
Total recurring capital expenditures	43,022	35,821	20.1%	$961	746	28.8%
Major renovations	66,578	23,562	182.6%	1,487	491	202.9%
Total capital expenditures	$109,600	$59,383	84.6%	$2,449	$1,236	98.1%
Repair and maintenance expense	$27,937	$28,411	(1.7)%	$624	$592	5.4%
Average stabilized home count	44,762	48,028
We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. We will continue to evaluate our existing portfolio for redevelopment opportunities, and have identified candidates located in key markets. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement. Recurring capital expenditures during 2012 are projected to be approximately $1,200 per home.
Development
At September 30, 2012, our development pipeline for wholly-owned communities totaled 1,921 homes with a budget of $651.8 million in which we have a carrying value of $355.5 million. The estimated completion date for these communities will be through the second quarter of 2014.
Consolidated Joint Ventures
In 2011, the Company invested in a joint venture with an unaffiliated third party to acquire and redevelop an existing commercial property into a 173 apartment home community in Orange County, California. At closing, the Company contributed $9.0 million, UDR owned a 90% controlling interest in the investment. Under the terms of the operating agreement, our partner was required to achieve certain criteria as it relates to the entitlement process. If the criteria was met on or before 730 days after the site plan application was deemed complete by the city, the Company was obligated to contribute an additional $3.0 million to the joint venture for distribution to our partner. At the acquisition date, the Company accrued and capitalized $3.0 million related to the contingent consideration, which represented the difference between fair value of the property of $9.8 million on the formation date and the estimated fair value of the underlying property upon completion of the entitlement process of $12.8 million. The Company estimated the fair value based on Level 3 inputs utilized in a third party valuation.
In September 2012, the Company paid the unaffiliated third party with which the Company invested in the joint venture a total of $4.1 million for its 10% non-controlling interest and settlement of the contingent consideration.
Unconsolidated Joint Ventures
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures consisting of our proportionate share of the net earnings or loss of the joint ventures. In addition, we may earn fees for providing management services to the unconsolidated joint ventures. As of September 30, 2012, UDR had investments in the following unconsolidated joint ventures which are accounted for under the equity method of accounting.
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
UDR has a weighted average ownership interest of 12.6% in the operating communities and 4.0% in the land parcels. Our initial investment of $100.8 million consisted of $71.8 million in cash, which included associated transaction costs, and a $30 million payable (includes present value discount of $1 million) to Hanover. UDR agreed to pay the $30 million balance to Hanover in two interest free installments in the amounts of $20 million (paid in 2011) and $10 million on the first and second anniversaries of the closing, respectively. The $30 million payable was recorded at its present value of $29 million using an effective interest rate of 2.67%. At September 30, 2012 and December 31, 2011, the net carrying value of the payable was $9.9 million and $9.8 million, respectively. Interest expense of $66,000 and $198,000 and $197,000 and $588,000 was recorded during the three and nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012 and December 31, 2011, the Company’s investment was $100.8 million and $133.8 million, respectively.
UDR’s inital cost of its equity investment of $100.8 million differed from the proportionate share in the underlying net assets of UDR/MetLife I of $111.4 million. The difference of $10.6 million was attributable to certain assets and adjustments that were allocated to UDR’s proportionate share in UDR/MetLife I’s buildings of $8.4 million, land of $3.9 million, and $(1.6) million of lease intangible assets. With the exception of land, the difference related to buildings is accreted and recorded as a component of loss from unconsolidated entities over 45 years and the difference related to lease intangible assets was amortized and recorded as a component of loss from unconsolidated entities over 11 months with the offset to the Company’s carrying value of its equity investment. During the three and nine months ended September 30, 2012, the Company recorded $25,000 and $113,000 of net accretion, respectively. During the three and nine months ended September 30, 2011, the Company recorded $396,000 and $1.2 million net of amortization, respectively.

On January 12, 2012, the Company formed a new real estate joint venture, UDR/MetLife II, with MetLife wherein each party owns a 50% interest in a $1.3 billion portfolio of 12 operating communities containing 2,528 apartment homes. The 12 communities in the joint venture include seven from UDR/MetLife I while the remaining five operating communities were newly acquired by UDR/MetLife II. The newly acquired communities, collectively known as Columbus Square, are recently developed, high-rise apartment buildings located on the Upper West Side of Manhattan and were purchased for $637.5 million. The Company serves as the general partner with significant participating rights held by our partner. The Company earns property management, asset management and financing fees. Our initial investment was $327.1 million, which consisted of $293.5 million of cash paid and $33.6 million of our equity in the seven communities transferred from UDR/MetLife I. (Of the $293.5 million of cash paid for its investment, the Company paid $80.4 million of purchase deposits for the acquisition of Columbus Square in 2011.) Our investment at September 30, 2012 was $301.2 million.
In January 2012, the Company formed a joint venture with an unaffiliated third party to acquire land for future development in San Francisco, California. At September 30, 2012, UDR owned a non-controlling interest of 92.5% in the joint venture. Our initial investment was $37.3 million, and our investment at September 30, 2012 was $40.1 million.
In May 2012, the Company formed a joint venture with an unaffiliated third party to acquire land for future development in Boston, Massachusetts. At closing and at September 30, 2012, UDR owned a non-controlling interest of 98.0% in the joint venture. Our initial investment was $26.0 million, and our investment at September 30, 2012 was $28.4 million.
In September 2012, the Company formed a joint venture with an unaffiliated third party to acquire land for future development in Santa Monica, California. At September 30, 2012, UDR owned a non-controlling interest of 95% in the joint venture. Our initial investment was $10.3 million and our investment at September 30, 2012 was $10.3 million.
The Company is a partner in a joint venture with an unaffiliated third party to develop a 240-home community in Stoughton, Massachusetts. At September 30, 2012 and December 31, 2011, UDR owned a non-controlling interest of 95% in the joint venture. Our initial investment was $10.0 million. Our investment at September 30, 2012 and December 31, 2011 was $16.2 million and $17.2 million, respectively. During the three months ended September 30, 2012, the Company loaned the joint venture $24.5 million to repay a secured loan with an unaffiliated third party. The loan with the Company has terms similar to the original loan. (See Note 2, Significant Accounting Policies for further discussion on terms of the related party note.)
The Company is a partner in a joint venture with an unaffiliated third party to develop a 264-home community in San Diego, California. At September 30, 2012 and December 31, 2011, UDR owned a non-controlling interest of 95% in the joint venture. Our initial investment was $9.9 million. Our investment at September 30, 2012 and December 31, 2011 was $27.3 million and $12.1 million, respectively.

The Company is a partner with an unaffiliated third party in a joint venture to develop a 256-home community in College Park, Maryland. At September 30, 2012 and December 31, 2011, UDR owned a non-controlling interest of 95% in the joint venture. Our initial investment was $7.1 million. Our investment at September 30, 2012 and December 31, 2011 was $19.9 million and $8.6 million , respectively.
UDR is a partner with an unaffiliated third party, which formed a joint venture for the investment of up to $450 million in multifamily properties located in key, high barrier to entry markets. The partners will contribute equity of $180 million of which the Company’s maximum equity will be 30% or $54 million when fully invested. The joint venture owns and operates three communities (660 homes) in Metropolitan Washington D.C. At September 30, 2012 and December 31, 2011, the Company owned a 30% interest in the joint venture. Our investment at September 30, 2012 and December 31, 2011 was $31.0 million and $34.1 million, respectively.
UDR is a partner with an unaffiliated third party which owns and operates apartment communities located in Texas. UDR initially contributed cash and a property equal to 20% of the fair value of ten properties (3,992 homes). The unaffiliated member contributed cash equal to 80% of the fair value of the properties, which amount was then used to purchase the nine operating properties from UDR. During nine months ended September 30, 2012, the Company acquired the remaining 80% ownership interests in two apartment communities (633 homes) for $11.7 million from its Texas joint venture partner. Our initial investment was $20.4 million. Our investment at September 30, 2012 and December 31, 2011 was $4.0 million and $7.1 million, respectively.
For additional information regarding these joint ventures, see Note 5, Joint Ventures, in the Consolidated Financial Statements of UDR, Inc. included in this Report.
Financing Activities
For the nine months ended September 30, 2012, our net cash (used in)/provided by by financing activities was $(116.3) million compared to $907.9 million for the comparable period of 2011.
The following significant financing activities occurred during the nine months ended September 30, 2012:

•
repaid $484.1 million of secured debt. The $484.1 million of secured debt includes $157.2 million of construction loans, repayment of $211.8 million of credit facilities and $115.1 million of mortgage payments;

•
repaid $521.0 million of unsecured debt, which includes $100 million of 5.00% Medium Term Notes due January 2012, and net payments of $421.0 million were applied toward borrowings under the Company’s $900 million revolving credit facility;

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

•
in April 2012, the Company entered into an equity distribution agreement, under which the Company could offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents. During the nine months ended September 30, 2012, the Company sold 71,000 shares of common stock through this program for aggregate gross proceeds of approximately $1.9 million at weighted average price per share of $26.53. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $38,000, were approximately $1.8 million;

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

Credit Facilities
As of September 30, 2012, we have secured credit facilities with Fannie Mae with an aggregate commitment of $932.1 million with $843.3 million outstanding. The Fannie Mae credit facilities are for an initial term of 10 years and bear interest at floating and fixed rates. We have $631.8 million of the funded balance fixed at a weighted average interest rate of 5.12% and the remaining balance on these facilities is currently at a weighted average variable rate of 2.08%.

As of September 30, 2012, we have a $900 million unsecured revolving credit facility that matures in October 2015. The credit facility has a one-year extension option, and contains an accordion feature that allows us to increase the facility to $1.35 billion. Based on the Company's current credit ratings, the credit facility carries an interest rate equal to LIBOR plus a spread of 122.5 basis points and a facility fee of 22.5 basis points. As of September 30, 2012, we had no outstanding borrowings under the credit facility, leaving $900 million of unused capacity (excluding $4.1 million of letters of credit at September 30, 2012).
The Fannie Mae credit facilities and the bank unsecured revolving credit facility are subject to customary financial covenants and limitations.
Derivative Instruments
As part of UDR’s overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. UDR’s derivative transactions used for interest rate risk management include interest rate swaps with indexes that relate to the pricing of specific financial instruments of UDR. We believe that we have appropriately controlled our interest rate risk through the use of derivative instruments to minimize any unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three and nine months ended September 30, 2012 (see Note 11, Derivatives and Hedging Activity in the Consolidated Financial Statements of UDR, Inc. included in this Report).
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
The following table outlines our FFO calculation and reconciliation to GAAP for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income/(loss) attributable to UDR, Inc.	$(9,031)	$(13,251)	$224,477	$(26,475)
Distributions to preferred stockholders	(931)	(2,308)	(5,079)	(7,003)
Real estate depreciation and amortization, including discontinued operations	88,223	96,554	266,944	271,830
Non-controlling interest	(645)	(535)	8,781	(1,058)
Real estate depreciation and amortization on unconsolidated joint ventures	6,852	2,956	22,634	8,648
Net gain on the sale of depreciable property in discontinued operations, excluding RE3	1,133	(11,364)	(243,649)	(55,172)
Tax benefit of taxable REIT subsidiary	—	—	(22,876)	—
Premium on preferred stock repurchases, net	—	—	(2,791)	(175)
Funds from operations (“FFO”) — basic	$85,601	$72,052	$248,441	$190,595
Distribution to preferred stockholders — Series E (Convertible)	931	931	2,793	2,793
Funds from operations — diluted	$86,532	$72,983	$251,234	$193,388
FFO per common share — basic	$0.33	$0.32	$1.02	$0.94
FFO per common share — diluted	$0.33	$0.32	$1.01	$0.93
Weighted average number of common shares and OP Units outstanding — basic	259,231	222,051	244,587	202,711
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	263,631	227,243	248,983	207,854
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

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average number of common shares and OP units outstanding basic	259,231	222,051	244,587	202,711
Weighted average number of OP units outstanding	(9,406)	(8,235)	(9,414)	(6,988)
Weighted average number of common shares outstanding - basic per the Consolidated Statements of Operations	249,825	213,816	235,173	195,723

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	263,631	227,243	248,983	207,854
Weighted average number of OP units outstanding	(9,406)	(8,235)	(9,414)	(6,988)
Weighted average incremental shares from assumed conversion of stock options	(1,242)	(1,347)	(1,238)	(1,310)
Weighted average incremental shares from unvested restricted stock	(122)	(809)	(122)	(797)
Weighted average number of Series E preferred shares outstanding	(3,036)	(3,036)	(3,036)	(3,036)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	249,825	213,816	235,173	195,723
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

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$245,416	$182,921
Net cash used in investing activities	(59,259)	(1,086,784)
Net cash (used in)/provided by financing activities	(116,283)	907,859
Results of Operations
The following discussion includes the results of both continuing and discontinued operations for the periods presented.
Net Income/(Loss) Attributable to Common Stockholders
Net loss attributable to common stockholders was $(10.0) million ($(0.04) per diluted share) for the three months ended September 30, 2012 as compared to a net loss of $(15.6) million ($(0.07) per diluted share) for the comparable period in the prior year. The decrease in net loss attributable to common stockholders for the three months ended September 30, 2012 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	a decrease in interest expense resulting from the early extinguishment of debt during the six months ended June 30, 2012; and

•	a decrease in depreciation expense due to dispositions of nine operating communities in the fourth quarter of 2011 and 21 operating communities in 2012.

These were partially offset by:

•	a decrease in net gains on the sale of depreciable property primarily related to the disposition of two communities during the three months ended September 30, 2011; and

•	a decrease in our net operating income primarily due to the Company’s dispositions in 2011 and 2012.
Net income attributable to common stockholders was $216.6 million ($0.92 per diluted share) for the nine months ended September 30, 2012 as compared to a net loss of $(33.7) million ($(0.17) per diluted share) for the comparable period in the prior year. The increase in net income attributable to common stockholders for the nine months ended September 30, 2012 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	an increase in net gains on the sale of depreciable property primarily related to the disposition of 21 communities during the nine months ended September 30, 2012;

•	an increase in income tax benefit of our taxable REIT subsidiary resulting from the reversal of a net deferred tax asset valuation allowance during the nine months ended September 30, 2012; and

•	an increase in our net operating income primarily due to the Company’s acquisition of eight operating communities in the second and third quarters of 2011.
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
The following table summarizes the operating performance of our total apartment portfolio (which includes discontinued operations) and excludes commercial operating income and expense for each of the periods presented (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Property rental income	$176,770	$187,137	(5.5)%	$548,918	$529,774	3.6%
Property operating expense (a)	(58,458)	(63,730)	(8.3)%	(180,149)	(180,422)	—%
Property net operating income	$118,312	$123,407	(4.1)%	$368,769	$349,352	5.6%

(a)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of property NOI to net (loss)/income attributable to UDR as reflected, for both continuing and discontinued operations, for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Property net operating income	$118,312	$123,407	$368,769	$349,352
Other net operating income	3,982	4,106	10,550	7,028
Non-property income	4,555	5,229	11,461	12,618
Real estate depreciation and amortization	(88,223)	(96,554)	(266,944)	(271,830)
Interest expense	(31,845)	(40,079)	(108,132)	(118,640)
General and administrative and property management	(15,020)	(17,098)	(48,588)	(50,051)
Other depreciation and amortization	(1,078)	(983)	(3,013)	(3,012)
Other operating expenses	(1,467)	(1,539)	(4,284)	(4,628)
Loss from unconsolidated entities	(719)	(1,580)	(5,822)	(4,260)
Tax benefit/(expense) of taxable REIT subsidiary	2,960	(59)	27,863	(173)
Redeemable non-controlling interests in OP	687	581	(8,644)	1,192
Non-controlling interests	(42)	(46)	(137)	(134)
Net gain on sale of properties	(1,133)	11,364	251,398	56,063
Net (loss)/income attributable to UDR, Inc.	$(9,031)	$(13,251)	$224,477	$(26,475)
Same Store Communities
Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011
Our same store community properties (those acquired, developed, and stabilized prior to July 1, 2011 and held on September 30, 2012) consisted of 36,452 apartment homes and provided 84% of our total NOI for the three months ended September 30, 2012.
NOI for our same store community properties increased 6.4% or $5.9 million for the three months ended September 30, 2012 compared to the same period in 2011. The increase in property NOI was attributable to a 5.5% or $7.6 million increase in property rental income and a 3.6% or $1.7 million increase in operating expenses. The increase in revenues was primarily driven by a 4.7% or $6.4 million increase in rental rates and a 4.9% or $575,000 increase in reimbursement and fee income. Physical occupancy increased 0.1% to 95.8% and total monthly income per occupied home increased 5.3% to $1,402.
The increase in operating expenses was primarily driven by a 9.0% or $1.2 million increase in real estate tax and 13.4% or $398,000 increase in administrative and marketing costs, which was partially offset by an 18.7% or $445,000 decrease in insurance expense.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 67.4% for the three months ended September 30, 2012 as compared to 66.8% for the comparable period in 2011.
Non-Mature/Other Communities
The remaining $19.3 million or 16% of our total NOI during the three months ended September 30, 2012 was generated from our “non-mature communities.” UDR’s non-mature communities consist of communities that do not meet the criteria to be included in same communities, which includes communities developed or acquired, redevelopment properties, sold properties and non-apartment components of mixed use properties. For the three months ended September 30, 2012, we recognized NOI from our communities acquired in 2011 and 2012 of $7.4 million and our redeveloped properties of $10.3 million. During the three months ended September 30, 2012, a $1.9 million benefit to NOI was recognized to reflect the establishment of a receivable from former residents previously written off at move out.

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011
Our same store community properties (those acquired, developed, and stabilized prior to January 1, 2011 and held on September 30, 2012) consisted of 33,823 apartment homes and provided 71% of our total NOI for the nine months ended September 30, 2012.
NOI for our same store community properties increased 6.8% or $16.5 million for the nine months ended September 30, 2012 compared to the same period in 2011. The increase in property NOI was attributable to a 5.3% or $19.4 million increase in property rental income and a 2.4% or $3.0 increase in operating expenses. The increase in property rental income was primarily driven by a 4.7% or $16.6 million increase in rental rates and a 8.5% or $2.6 million increase in reimbursement and fee income. Physical occupancy remained consistent at 95.7% and total monthly income per occupied home increased 5.3% to $1,323.
The increase in operating expenses was primarily driven by a 8.7% or $3.2 million increase in real estate tax and a 5.8% or $1.1 million increase in repairs and maintenance, which was partially offset by a 2.3% or $475,000 decrease in utility expense, and a 4.5% or $1.4 million decrease in personnel costs.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 67.6% for the nine months ended September 30, 2012 as compared to 66.6% for the comparable period in 2011.
Non-Mature/Other Communities
The remaining $108.4 million or 29% of our total NOI during the nine months ended September 30, 2012 was generated from our “non-mature communities.” UDR’s non-mature communities consist of communities that do not meet the criteria to be included in same communities, which includes communities developed or acquired, redevelopment properties, sold properties, and non-apartment components of mixed use properties. For the nine months ended September 30, 2012, we recognized NOI from our communities acquired in 2011 and 2012 of $44.5 million, redeveloped properties of $35.3 million, our sold communities of $19.7 million, and developments of $5.6 million. During the nine months ended September 30, 2012, a $1.9 million benefit to NOI was recognized to reflect the establishment of a receivable from former residents previously written off at move out.
Other Income
During the three and nine months ended September 30, 2012 and 2011, other income from continuing operations includes fees earned from the Company’s joint ventures of $3.3 million and $9.0 million and $2.5 million and $6.4 million, respectively. During the nine months ended September 30, 2011, other income also includes a gain of $3.1 million from the sale of marketable securities for $3.5 million.
Real Estate Depreciation and Amortization
For the three months ended September 30, 2012, real estate depreciation and amortization attributable to both continuing and discontinued operations decreased 8.6% or $8.3 million as compared to the comparable period in 2011. During the nine months ended September 30, 2012, real estate and amortization attributable to both continuing and discontinued operations decreased 1.8% or $4.9 million as compared to the comparable periods in 2011. The decrease in depreciation and amortization for the three and nine months ended September 30, 2012 is primarily from the disposition of assets and ceasing depreciation on assets classified as held for sale. As part of the Company's acquisition activity in 2011 a portion of the purchase price was attributable to the fair value of intangible assets which were typically amortized over a period of less than one year. The decrease in depreciation and amortization expense was also attributable to amortization expense related to in place leases acquired in 2011.
Interest Expense
For the three months ended September 30, 2012, interest expense attributable to both continuing and discontinued operations decreased 20.5% or $8.2 million as compared to the comparable period in 2011. For the nine months ended September 30, 2012, interest expense attributable to both continuing and discontinued operations decreased 8.9% or $10.5 million. The decreases in interest expense were primarily due to early debt extinguishment during the six months ended June 30, 2012, and the write off of $4.0 million of deferred financing costs related to the prepayment of debt in 2011.

Tax Benefit of Taxable REIT Subsidiary

UDR elected for RE3 to be treated as a taxable REIT subsidiary. Income taxes for RE3 are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date.

Prior to 2012, RE3 had a history of losses and, as a result, had historically recognized a valuation allowance for net deferred tax assets.  Each quarter, the Company evaluates the need to retain all or a portion of the valuation allowance on its net deferred tax assets.  During the three months ended March 31, 2012, the Company determined that it is more likely than not that the deferred tax assets, including any remaining net operating losses, will be realized.  In making this determination, the Company analyzed, among other things, its recent history of earnings, forecasts of future earnings from the sale of depreciable property, and its cumulative earnings for the last twelve quarters. For the nine months ended September 30, 2012, the Company recognized an income tax benefit of taxable REIT subsidiary of $27.9 million, net, which primarily resulted from the reversal of a net deferred tax asset valuation allowance of $22.9 million.
General and administrative
For the three months ended September 30, 2012, general and administrative expense decreased 15.5% or $1.8 million from the comparable period in 2011. The change was primarily due to a decrease in stock-based compensation expense of $1.7 million, which was primarily due to the second quarter of 2012 vesting of restricted shares granted under the Company’s 2010-2012 Long Term Incentive (“LTI”) Program. These shares vested as a result of the Company meeting certain performance criteria outlined under the LTI Program. The decrease in general and administrative expense during the three months ended September 30, 2012 from the comparable period in 2011 was also attributable to a decrease in acquisition-related costs of $697,000 due to minimal acquisition activity in 2012. General and administrative expenses decreased 6.0% or $2.1 million for the nine months ended September 30, 2012 as compared to the comparable period in 2011. The decrease in general and administrative expense during the nine months ended September 30, 2012 was primarily due to a decrease of $3.0 million in acquisition-related costs related to the Company's acquisition of eight operating communities during the nine months ended September 30, 2011.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, the majority of our leases are for a term of fourteen months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three months ended September 30, 2012.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.
UNITED DOMINION REALTY, L.P.:
Business Overview
United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”), is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act (as amended from time to time, or any successor to such statute, the “Act”). The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At September 30, 2012, the Operating Partnership’s real estate portfolio included 73 communities located in nine, with a total of 21,992 apartment homes.

As of September 30, 2012, UDR owned 110,883 units of our general limited partnership interests and 174,767,502 units of our limited partnership interests (the “OP Units”), or approximately 94.9% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries. We refer to our General Partner together with its consolidated subsidiaries (including us) and the General Partner’s consolidated joint ventures as “UDR” or the “General Partner.”
UDR operates as a self-administered real estate investment trust, or REIT. UDR focuses on owning, acquiring, renovating, developing, and managing apartment communities nationwide. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in September 2003. At September 30, 2012, the General Partner’s consolidated real estate portfolio included 145 communities located in 10 states and the District of Columbia with a total of 41,827 apartment homes. In addition, the General Partner has an ownership interest in 43 communities with 10,717 completed apartment homes through unconsolidated joint ventures.

The following table summarizes our market information by major geographic markets as of September 30, 2012.

		As of September 30, 2012			Three Months Ended September 30, 2012 (a)		Nine Months Ended September 30, 2012 (a)
Same Communities	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Total Income per Occupied Home	Average Physical Occupancy	Total Income per Occupied Home (b)
Western Region
Orange County, CA	8	2,935	12.3%	$512,312	94.6%	$1,579	94.7%	$1,573
San Francisco, CA	7	1,777	10.7%	446,073	96.4%	2,373	96.4%	2,357
Monterey Peninsula, CA	7	1,565	3.8%	156,528	94.7%	1,133	93.9%	1,103
Los Angeles, CA	3	463	3.0%	125,942	94.8%	1,841	95.0%	1,824
San Diego, CA	2	366	1.4%	56,378	95.3%	1,428	94.8%	1,409
Seattle, WA	5	932	5.0%	209,563	95.8%	1,385	96.0%	1,354
Inland Empire, CA	1	414	1.7%	69,868	94.1%	1,548	94.5%	1,544
Sacramento, CA	2	914	1.7%	69,689	93.2%	885	92.6%	888
Portland, OR	3	716	1.7%	71,161	95.4%	1,044	94.7%	1,037
Mid-Atlantic Region
Metropolitan DC	7	2,378	13.3%	553,082	96.2%	1,858	96.4%	1,832
New York, NY	1	493	6.4%	264,360	98.4%	3,314	—	—
Boston, MA	2	833	4.2%	174,277	96.2%	1,680	—	—
Baltimore, MD	5	994	3.6%	148,069	96.6%	1,403	96.2%	1,386
Southeastern Region
Tampa, FL	3	1,154	2.7%	113,094	96.4%	1,096	96.0%	1,078
Nashville, TN	6	1,612	3.1%	130,181	97.0%	936	97.0%	914
Other Florida	1	636	1.9%	78,737	94.6%	1,243	94.5%	1,246
Southwestern Region
Dallas, TX	2	1,348	4.5%	185,356	95.8%	1,305	95.7%	1,275
Total/Average Same Communities	65	19,530	81.0%	3,364,670	95.6%	$1,521	95.4%	$1,430
Non Matures, Commercial Properties & Other	8	2,462	19.0%	794,047
Total Real Estate Held for Investment	73	21,992	100.0%	4,158,717
Total Accumulated Depreciation				(1,052,150)
Total Real Estate Owned, Net of Accumulated Depreciation				$3,106,567

(a)	Total Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.

(b)	The same community population for the nine months ended September 30, 2012 includes 17,880 apartment homes.
We report in two segments: Same Communities and Non-Mature/Other Communities. Our Same Communities segment includes those communities acquired, developed, and stabilized prior to July 1, 2011, and held as of September 30, 2012. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months. Our Non-Mature/Other Communities segment includes those communities that were acquired or developed in 2011 or 2012, sold properties, redevelopment properties, joint venture properties, and the non-apartment components of mixed use properties.
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
Future Capital Needs
Future capital expenditures are expected to be funded with proceeds from the issuance of secured debt, the sale of properties, the borrowings allocated to us under our General Partner’s credit agreements, and to a lesser extent, from cash flows provided by operating activities. Acquisition activity in strategic markets is expected to be largely financed by the reinvestment of proceeds from the sale of properties, the issuance of OP units and the assumption or placement of secured debt.
During the remainder of 2012, the Operating Partnership has approximately $1.5 million of secured debt maturing, inclusive of principal amortization. We anticipate that we will repay that debt with operating cash flows, proceeds from borrowings allocated to us under our General Partner’s credit agreements, or by exercising extension rights on such secured debt, as applicable. The repayment of debt will be recorded as an offset to the “Receivable due from General Partner”.
Critical Accounting Policies and Estimates
Our critical accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to (1) capital expenditures, (2) impairment of long-lived assets, (3) real estate investment properties, and (4) revenue recognition.
Our other critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in UDR’s current Report on Form 8-K, filed with the SEC on May 2, 2012. There have been no significant changes in our critical accounting policies from those reported in UDR's Form 8-K filed with the SEC on May 2, 2012. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.
Statements of Cash Flows for the Nine Months Ended September 30, 2012
The following discussion explains the changes in net cash provided by operating activities, net cash provided by/(used in) investing activities, and (used in)/provided by financing activities that are presented in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011.

Operating Activities
For the nine months ended September 30, 2012, net cash flow provided by operating activities was $154.4 million compared to $127.5 million for the comparable period in 2011. The increase in net cash flow from operating activities was primarily due to an increase in property net operating income from our apartment community portfolio and changes in operating assets and operating liabilities.
Investing Activities
For the nine months ended September 30, 2012, net cash provided by/(used in) investing activities was $34.4 million compared to $(347.5) million for the comparable period in 2011. Changes in the level of investment activities from period to period reflect our strategy as it relates to acquisitions, dispositions and capital expenditures.
Acquisitions and Dispositions
The Operating Partnership did not have any acquisitions during the three and nine months ended September 30, 2012. During the three and nine months ended September 30, 2011, the Operating Partnership acquired one community with 507 apartment homes and four communities with 1,833 apartment homes, respectively.
During the three months ended September 30, 2012 and 2011, the Operating Partnership did not dispose of any communities. During the nine months ended September 30, 2012, the Operating Partnership sold four communities with 1,314 apartment homes. During the nine months ended September 30, 2011, the Operating Partnership sold four communities with 984 apartment homes in conjunction with an asset exchange.
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
Financing Activities
For the nine months ended September 30, 2012, our net cash (used in)/provided by financing activities was $(187.6) million compared to $223.1 million for the comparable period of 2011. The change in cash used in financing activities was primarily due to an increase in payments on secured debt and a decrease in advances from the General Partner, partially offset by proceeds from the issuance of secured debt.
Credit Facilities
As of September 30, 2012, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $932.1 million with $843.3 million outstanding. The Fannie Mae credit facilities are for an initial term of 10 years and bear interest at floating and fixed rates. At September 30, 2012, $631.8 million of the funded balance was fixed at a weighted average interest rate of 5.12% and the remaining balance on these facilities was at a weighted average variable rate of 2.08%. At September 30, 2012, $507.9 million of these credit facilities are allocated to the Operating Partnership based on the ownership of the assets securing the debt.
The Operating Partnership is a guarantor on the General Partner’s $250 million term loan due January 2016, $100 million term loan due January 2016, $300 million of medium-term notes due June 2018, and $400 million of medium-term notes due January 2022. At September 30, 2012 and December 31, 2011, the Operating Partnership guaranteed the General Partner’s unsecured credit facility, with an aggregate borrowing capacity of $900 million. There were no borrowings outstanding on the unsecured credit facility at September 30, 2012 and $421.0 million outstanding at December 31, 2011.
The credit facilities are subject to customary financial covenants and limitations.
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $201.6 million in variable rate debt that is not subject to interest rate swap contracts as of September 30, 2012. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $2.0 million based on the balance at September 30, 2012.
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
Results of Operations for the Three and Nine Months Ended September 30, 2012
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011, and includes the results of both continuing and discontinued operations for the periods presented.
Net Income/(Loss) Attributable to OP Unitholders
Net income/(loss) attributable to OP unitholders was $85,000 ($0.00 per OP unit) for the three months ended September 30, 2012 as compared to $(6.6) million ($(0.04) per OP unit) for the comparable period in the prior year. The increase in net income attributable to OP unit holders resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	an increase in net operating income primarily due to four community acquisitions in 2011; and

•	a decrease in interest expense due to early extinguishment of secured debt during the six months ended June 30, 2012.
Net income/(loss) attributable to OP unitholders was $44.3 million ($0.24 per OP unit) for the nine months ended September 30, 2012 as compared to $(1.2) million ($(0.01) per OP unit) for the comparable period in the prior year. The increase in net income attributable to OP unit holders resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•
an increase in disposition gains for the nine months ended September 30, 2012 as compared to the comparable period in the prior year. The Operating Partnership recognized gains of $51.1 million and $16.1 million during the nine months ended September 30, 2012 and 2011, respectively, on the sale of four apartment home communities in each of these periods;

•	an increase in net operating income primarily due to the acquisition of four communities in 2011; and

•	a decrease in interest expense due to early extinguishment of secured debt during the six months ended June 30, 2012.
These were partially offset by an increase in depreciation expense due to community acquisitions in 2011.

Apartment Community Operations
Our net income results primarily from net operating income ("NOI") generated from the operation of our apartment communities. The Operating Partnership defines NOI as rental income less direct property rental expenses. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI is property management expense which is calculated as 2.75% of property revenue.

The following table summarizes the operating performance of our total portfolio (which includes discontinued operations) for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Property rental income	$100,235	$99,833	0.4%	$300,911	$285,795	5.3%
Property operating expense (a)	(30,408)	(31,059)	(2.1)%	(90,396)	(91,585)	(1.3)%
Property net operating income	$69,827	$68,774	1.5%	$210,515	$194,210	8.4%

(a)	Excludes depreciation, amortization, and property management expenses.
The following table is our reconciliation of property NOI to net income/(loss) attributable to OP unit holders as reflected, for both continuing and discontinued operations, for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Property net operating income	$69,827	$68,774	$210,515	$194,210
Real estate depreciation and amortization	(51,012)	(51,906)	(149,422)	(143,289)
Interest	(9,847)	(13,948)	(35,708)	(39,742)
General and administrative and property management	(7,391)	(8,139)	(27,856)	(24,127)
Other operating expenses	(1,321)	(1,398)	(3,944)	(4,203)
Net (loss)/gain on sale of real estate	(132)	17	51,050	16,055
Non-controlling interests	(39)	(32)	(304)	(91)
Net income/(loss) attributable to OP unitholders	$85	$(6,632)	$44,331	$(1,187)
Same Store Communities
Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011
Our same store communities (those acquired, developed, and stabilized prior to July 1, 2011 and held on September 30, 2012) consisted of 19,530 apartment homes and provided 84% of our total NOI for the three months ended September 30, 2012.
NOI for our same store community properties increased 5.9% or $3.3 million for the three months ended September 30, 2012 compared to the same period in 2011. The increase in property NOI was primarily attributable to a 5.4% or $4.4 million increase in total revenue, which was partially offset by a 4.4% or $1.1 million increase in operating expenses. The increase in revenues was primarily driven by a 5.0% or $3.9 million increase in rental rates and a 6.0% or $368,000 increase in fee and reimbursement income. Physical occupancy increased 0.1% to 95.6% and total income per occupied home increased $77 to $1,521 for the three months ended September 30, 2012 compared to the same period in 2011.
The increase in property operating expenses was primarily driven by a 8.4% increase of $648,000 in real estate tax, a 5.5% or $232,000 increase in repair and maintenance costs, and a 3.5% or $220,000 increase in personnel costs, which was partially offset by a 22.3% or $291,000 decrease in insurance costs.
As a result of the percentage changes in property rental income, the operating margin (property net operating income divided by property rental income) was 68.7% for the three months ended September 30, 2012 as compared to 68.4% for the comparable period in 2011.
Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011
Our same store communities (those acquired, developed, and stabilized prior to January 1, 2011 and held on September 30, 2012) consisted of 17,880 apartment homes and provided 71% of our total NOI for the nine months ended September 30, 2012.
NOI for our same store community properties increased 6.5% or $9.1 million for the nine months ended September 30,

2012 compared to the same period in 2011. The increase in property NOI was primarily attributable to a 5.4% or $11.3 million increase in total revenue, which was partially offset by a 3.2% or $2.2 million increase in operating expenses. The increase in revenues was primarily driven by a 5.3% or $10.7 million increase in rental rates and a 9.7% or $1.5 million increase in fee and reimbursement income, which was partially offset by a 9.5% or $791,000 increase in vacancy loss. Physical occupancy decreased 0.2% to 95.4% and total income per occupied home increased $76 to $1,430 for the nine months ended September 30, 2012 compared to the same period in 2011.
The increase in property operating expenses was primarily driven by a 7.9% increase of $1.7 million in real estate tax and a 8.0% or $844,000 increase in repair and maintenance costs, which was partially offset by a 3.2% or $535,000 decrease in personnel costs.
As a result of the percentage changes in property rental income, the operating margin (property net operating income divided by property rental income) was 68.5% for the nine months ended September 30, 2012 as compared to 67.8% for the comparable period in 2011.
Non-Mature/Other Communities
Three Months Ended September 30, 2012
The remaining $11.2 million or 16% of our total NOI during the three months ended September 30, 2012, was generated from communities that we classify as “non-mature communities.” The Operating Partnership’s non-mature communities consist of communities that do not meet the criteria to be included in same store communities, which includes communities developed or acquired, redevelopment properties, sold properties, and non-apartment components of mixed use properties. For the three months ended September 30, 2012, we recognized NOI from our acquired communities of $3.7 million and NOI from our redevelopment properties of $4.8 million. During the three months ended September 30, 2012, a $996,000 benefit to NOI was recognized to reflect the establishment of a receivable from former residents previously written off at move out.
Nine Months Ended September 30, 2012
The remaining $60.2 million or 29% of our total NOI during the nine months ended September 30, 2012, was generated from communities that we classify as “non-mature communities.” The Operating Partnership’s non-mature communities consist of communities that do not meet the criteria to be included in same store communities, which includes communities developed or acquired, redevelopment properties, sold properties, and non-apartment components of mixed use properties. For the nine months ended September 30, 2012, we recognized NOI from our acquired communities of $29.3 million, NOI from our redevelopment properties of $19.3 million and NOI from our sold communities of $4.5 million. During the nine months ended September 30, 2012, a $996,000 benefit to NOI was recognized to reflect the establishment of a receivable from former residents previously written off at move out.
Real Estate Depreciation and Amortization
For the three months ended September 30, 2012 and 2011, real estate depreciation and amortization from continuing and discontinued operations decreased by 1.7% or $894,000 as compared to the comparable period in 2011. The decrease in depreciation and amortization for the three months ended September 30, 2012 is primarily the result of acquisitions in 2011 and dispositions in 2011 and 2012. For the nine months ended September 30, 2012, real estate depreciation and amortization from continuing and discontinued operations increased by 4.3% or $6.1 million as compared to the comparable period in 2011. The increase in depreciation and amortization for the nine months ended September 30, 2012 is due to the acquisition of four apartment home communities in 2011. As part of the Operating Partnership’s acquisition activity, a portion of the purchase price is attributable to the fair value of intangible assets which are typically amortized over a period of less than one year.
Income from Discontinued Operations
For the three and nine months ended September 30, 2012 and 2011, we recognized (loss)/income from discontinued operations for financial reporting purposes of $(132,000) and $54.2 million and $1.8 million and $21.6 million, respectively. The change in income from discontinued operations primarily relates to the recognition of net (loss)/gain from the sale of property of $(132,000) and $51.1 million and $17,000 and $16.1 million during the three and nine months ended September 30, 2012 and 2011, respectively.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and nine months ended September 30, 2012 and 2011.
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
See our Annual Report on Form 10-K for the year ended December 31, 2011 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2012, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

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
As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.

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
The Adoption of Derivatives Legislation by Congress Could Have an Adverse Impact on our Ability to Hedge Risks Associated with our Business. The Dodd-Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities. The Dodd-Frank Act contemplates that most swaps will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk. While we may ultimately be eligible for such exceptions, the scope of these exceptions is currently uncertain, pending further definition through rulemaking proceedings. Although the Dodd-Frank Act includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitively until regulations have been adopted and fully implemented by both the SEC and the Commodities Futures Trading Commission, and market participants establish registered clearing facilities under those regulations. The new legislation and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available hedge counterparties to us.
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
Disruptions in Financial Markets May Adversely Impact Availability and Cost of Credit and Have Other Adverse Effects on Us and the Market Price of UDR’s Stock. Our ability to make scheduled payments or to refinance debt obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control. During the past few years, the United States stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. The downgrade of the U.S. credit rating by Standard & Poor’s and the European debt crisis have contributed to the instability in global credit markets. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for acquisitions, development of our properties and other purposes at reasonable terms, which may negatively affect our business. Additionally, due to this uncertainty, we may be unable to refinance our existing indebtedness or the terms of any refinancing may not be as favorable as the terms of our existing indebtedness. If we are not successful in refinancing this debt when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of UDR’s common or preferred stock. The disruptions in the financial markets have had and may continue to have a material adverse effect on the market value of UDR’s common shares and other adverse effects on us and our business.
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
Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of September 30, 2012, UDR had approximately $378.5 million of variable rate indebtedness outstanding, which constitutes approximately11% of total outstanding indebtedness as of such date. As of September 30, 2012, the Operating Partnership had approximately $201.6 million of variable rate indebtedness outstanding, which constitutes approximately 21% of total outstanding indebtedness to third parties as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of UDR’s common and preferred stock and debt securities.
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
On August 23, 2012, the Company filed a registration statement for up to 1,802,239 shares of common stock in an offering valued at approximately $44.9 million. This registration statement relates to up to 1,802,239 shares of our common stock that the Company may issue to certain holders of OP Units, in the Operating Partnership, to the extent that:
• the OP Unit holders tender their OP Units for redemption in accordance with the terms of the partnership agreement of the Operating Partnership; and

• the Company elects, in its sole discretion, to issue to the OP Unit holders the shares of common stock covered by the registration statement upon such redemption.

In lieu of issuing common shares to the OP Unit holders, cash may be paid for any OP Units that are tendered for redemption. The registration of the offer and sale of up to 1,802,239 shares of our common stock pursuant to the registration statement does not necessarily mean that the OP Unit holders will tender their OP Units for redemption, or that those OP Units will be redeemed in exchange for shares of UDR common stock. The OP Units that could potentially be redeemed in exchange for up to 1,802,239 shares of UDR common stock were originally issued as part of the consideration paid in our acquisition of 95 Wall in New York, New York. The Company will not receive any cash proceeds from the issuance of our common stock to OP Unit holders who tender their OP Units for redemption.

On July 16, 2012 and August 27, 2012, we issued 10,957 and 1,998, respectively, shares of our common stock upon redemption of OP Units. Because these shares of common stock were issued to accredited investors in transactions not involving a public offering, the transaction is exempt from registration under the Securities Act of 1933 in accordance with Section 4(2) of the Securities Act. We did not issue any other shares of our common stock upon redemption of OP Units during the three months ended September 30, 2012.

Repurchase of Equity Securities
In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended September 30, 2012.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510
July 1, 2012 through July 31, 2012	—	—	—	15,032,510
August 1, 2012 through August 31, 2012	—	—	—	15,032,510
September 1, 2012 through September 30, 2012	—	—	—	15,032,510
Balance as of September 30, 2012	9,967,490	$22.00	9,967,490	15,032,510

(1)
This number reflects the amount of shares that were available for purchase under our 10,000,000 share repurchase program authorized in February 2006 and our 15,000,000 share repurchase program authorized in January 2008.

Item 3.        DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.        OTHER INFORMATION
There is no other information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2012, that was not previously disclosed in a Form 8-K.

Item 6.        EXHIBITS
The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc. (registrant)
Date:	October 31, 2012	/s/ Mark A. Schumacher
Mark A. Schumacher Chief Accounting Officer and Senior Vice President

United Dominion Realty, L.P. (registrant)
		By:	UDR, Inc., its general partner

Date:	October 31, 2012	/s/ Mark A. Schumacher
Mark A. Schumacher Chief Accounting Officer and Senior Vice President

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Restatement of UDR, Inc. (incorporated by reference to Exhibit 3.09 to UDR, Inc.'s Current Report on Form 8-K dated July 27, 2005 and filed with the SEC on August 1, 2005).

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

3.15	Amended and Restated Bylaws of UDR, Inc. (as amended through May 12, 2011) (incorporated by reference to Exhibit 3.1 to UDR, Inc.'s Current Report on Form 8-K filed with the SEC on May 13, 2011).

10.1	Consulting Agreement, dated July 1, 2012.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of UDR, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges of United Dominion Realty, L.P.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer of UDR, Inc.

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR Inc., general partner of United Dominion Realty, L.P.

31.4	Rule 13a-14(a) Certification of the Principal Financial Officer of UDR Inc., general partner of United Dominion Realty, L.P.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.

32.2	Section 1350 Certification of the Principal Financial Officer of UDR, Inc.

32.3	Section 1350 Certification of the Chief Executive Officer of UDR Inc., general partner of United Dominion Realty, L.P.

32.4	Section 1350 Certification of the Principal Financial Officer of UDR Inc., general partner of United Dominion Realty, L.P.

Exhibit No.	Description

101
XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of cash flows of UDR, Inc., (v) consolidated statements of changes in equity, (vi) notes to consolidated financial statements of UDR, Inc, (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of comprehensive income/(loss) of United Dominion Realty, LP; (x) consolidated statements of capital of United Dominion Realty, L.P., (xi) consolidated statements of cash flows of United Dominion Realty, L.P., (xi) notes to consolidated financial statements of United Dominion Realty, L.P.

Exhibit 10.1

July 1, 2012

David L. Messenger

Re: Consulting Agreement

Dear Dave:

As we have discussed, we are interested in retaining your services to assist UDR, Inc. (the “Company”) with accounting and finance activities.
This Consulting Agreement (“Agreement”) sets forth the terms of our agreement concerning your engagement with the Company.
1.Services. You will report to Warren L. Troupe, Senior Executive Vice President, and perform the following services (collectively the “Services”):

(a)Oversee the accounting and finance activities as designated by Warren L. Troupe. Such activities will include, but not be limited to:

(i)	accounting matters;

(ii)	modeling; and

(iii)	tax.

(b)Such other matters as may be requested by Warren L. Troupe during the Term.

2.Term and Termination. The term of this Agreement shall commence on July 1, 2012 (the “Effective Date”) and continue until June 30, 2013 (the “Term”). This Agreement may be terminated with or without cause by you or the Company at any time upon written notice and without liability or continuing obligation to you or the Company (except for any compensation earned and expenses incurred by you to the date of termination.)

3.Fees and Expenses. In connection with the Services and during the Term, the Company will pay the following compensation:

(a)Fees. The Company will pay you a monthly fee of $6,250.

(b)Expenses. In addition to any fees payable to you, the Company will promptly reimburse you, from time to time upon request, for all reasonably documented travel and other expenses incurred in performing the Services.

4.    Schedule. You will perform the Services under this Agreement from either your home or an office to be provided to you by the Company at the Company's office at Shea Center Drive. You shall be available to perform the Services at the office or at such other places and times as mutually agreed with Warren L. Troupe.
5.    Consultation. In performing services under this Agreement, you will consult and coordinate with Warren L. Troupe, and/or such other person(s) as may be assigned by Warren L. Troupe.

6.    Independent Contractor Status.

(a)Your status shall at all times be that of an independent contractor. Under no circumstances shall you be considered an employee of the Company.

(b)You shall be solely responsible for determining the means, manner and methods by which you will perform your obligations under this Agreement.

(c)The Company will provide no training to you.

(d)The Company shall not provide or reimburse you for any tools, equipment or other materials, nor shall the Company provide or reimburse you for any labor costs.

(e)The Company shall have no control or supervision over your working hours or work schedule.

(f)The Company will not provide unemployment insurance or workers' compensation insurance for you. You are not entitled to unemployment insurance benefits or workers' compensation benefits under this Agreement and/or any other benefits customarily provided to employees.

(g)You are obligated to pay federal and state income taxes on any monies paid pursuant to this Agreement. The Company will not withhold from your compensation any amounts of taxes of any kind. You agree to indemnify the Company for any claims, costs, losses, fees, penalties, interest or damages suffered or incurred by the Company due to your failure to pay taxes as required by this Section.

7.    Confidentiality. You shall keep as confidential all non-public information received from the Company in conjunction with this Agreement, except: (i) as requested by the Company or its legal counsel; (ii) as required by legal proceedings or (iii) as reasonably required in the performance of this Agreement. All obligations as to non-disclosure shall cease as to any part of such information to the extent that such information is or becomes public other than as a result of a breach of this provision.
8.    Conflicts. You are not currently aware of any relationship that would create a conflict of interest with the Company in providing the Services. During the Term, you will not provide services to any other real estate company which services may conflict with the Company's business.
9.    Indemnification. The Company shall indemnify you and hold you harmless from and against all damages, liabilities, costs, expenses, claims and/or judgments, including, without limitation, reasonable attorneys' fees and disbursements (collectively the “Claims”) arising out of or resulting from the consulting services you provide under this Agreement; provided, however, the Company's indemnification obligation under this Section 9, shall not apply to any Claims that result from or arise out of your gross negligence or willful misconduct.
10.    General. Your services are not exclusive to the Company and you may perform the same or similar services for others, as well as engage in other business activities. This Agreement sets forth the entire agreement between the parties and no promise, representation or inducement, except as herein set forth, has been made by either party to this Agreement. No provision or term of this Agreement may be amended, modified, changed, altered, or waived except by written document executed by the parties hereto. In the event that any provision of this Agreement is held by a court of competent jurisdiction to be unenforceable because it is invalid or in conflict with any law of any relevant jurisdiction, the validity of the remaining provisions shall not be affected, and the rights and obligations of the parties shall be construed and enforced as if the Agreement did not contain the particular provision(s) held to be unenforceable and the unenforceable provision(s) shall be replaced by mutually acceptable provision(s) which, being valid, legal and enforceable, come closest to the intention of the parties underlying the invalid or unenforceable provision. This Agreement, and the obligations set forth herein, shall be binding on any and all successors and permitted assigns of the parties, including, without limitation, any corporation or other entity with or into which you or the Company is merged or consolidated, provided that neither party shall be permitted to assign this Agreement, in whole or in part, to any third party without the prior written consent of the other party. This Agreement shall be interpreted and enforced in accordance with the laws of the State of Colorado applicable to contracts made and to be performed entirely therein, without regard to the conflict of laws provisions thereof. This clause shall survive any termination of this Agreement. Any notice or communication required or permitted under this Agreement shall be in writing and shall be deemed received (a) on the date personally delivered, (b) the next day after sending if sent by facsimile (with electronic confirmation of submission), Federal Express or any other next-day carrier service, or (c) the third day after mailing via first-class mail, return receipt requested, to a party at the address specified in this Agreement or such other address as designated from time to time.

11.    Counterparts; Facsimile. This Agreement may be executed in two or more counterparts, each of which will be deemed an original, but all of which together will constitute one and the same Agreement. The parties agree that signatures to this Agreement may be transmitted by facsimile and such signatures shall be deemed to be originals for all purposes.
We look forward to working with you on this matter. Please confirm that the foregoing is in accordance with your understanding of our agreement by signing and returning to me a copy of this Agreement.

Sincerely,

UDR, Inc.

/s/ Warren L. Troupe

Warren L. Troupe

Senior Executive Vice President

Accepted and agreed to as of the
Effective Date:

/s/ David L. Messenger

David L. Messenger

EXHIBIT 12.1

UDR, Inc.
Computation of Ratio Earnings to Combined Fixed Charges and Preferred Stock Dividends
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Loss from continuing operations	$(8,543)	$(30,026)	$(29,925)	$(97,003)

Add (from continuing operations):
Interest on indebtedness	31,845	39,968	108,132	116,785
Portion of rents representative of the interest factor	510	522	1,534	1,519
	$23,812	$10,464	$79,741	$21,301
Fixed charges and preferred stock dividends (from continuing operations):
Interest on indebtedness	$31,845	$39,968	$108,132	$116,785
Capitalized interest	7,616	3,397	17,604	9,489
Portion of rents representative of the interest factor	510	522	1,534	1,519
Fixed charges	$39,971	$43,887	$127,270	$127,793

Add:
Preferred stock dividends	$931	$2,308	$5,079	$7,003
Premium on preferred stock	—	—	2,791	175
Combined fixed charges and preferred stock dividends	$40,902	$46,195	$135,140	$134,971

Ratio of earnings to fixed charges	—	—	—	—
Ratio of earnings to combined fixed charges and preferred stock	—	—	—	—
For the three months ended September 30, 2012, the ratio of earnings to fixed charges and the ratio of combined fixed charges and preferred stock dividends was deficient of 1:1 ratio by $16.2 million and $17.1 million, respectively.
For the nine months ended September 30, 2012, the ratio of earnings to fixed charges and the ratio of combined fixed charges and preferred stock dividends was deficient of 1:1 ratio by $47.5 million and $55.4 million, respectively.
For the three months ended September 30, 2011, the ratio of earnings to fixed charges and the ratio of combined fixed charges and preferred stock dividends was deficient of 1:1 ratio by $33.4 million and $35.7 million, respectively.
For the nine months ended September 30, 2011, the ratio of earnings to fixed charges and the ratio of combined fixed charges and preferred stock dividends was deficient of 1:1 ratio by $106.5 million and $113.7 million, respectively.

EXHIBIT 12.2

United Dominion Realty, L.P.
Computation of Ratio Earnings to Fixed Charges
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income/(loss) from continuing operations	$256	$(8,390)	$(9,527)	$(22,649)

Add from continuing operations:
Interest on indebtedness	9,847	13,948	35,708	38,927
Portion of rents representative of the interest factor	416	403	1,242	1,198
	$10,519	$5,961	$27,423	$17,476
Fixed charges from continuing operations:
Interest on indebtedness	$9,847	$13,948	$35,708	$38,927
Capitalized interest	1,151	445	2,470	1,356
Portion of rents representative of the interest factor	416	403	1,242	1,198
Fixed charges	$11,414	$14,796	$39,420	$41,481

Ratio of earnings to fixed charges	—	—	—	—
For the three months ended September 30, 2012 and 2011, the ratio of earnings to fixed charges was deficient of achieving a 1:1 ratio by $895,000 and $8.8 million, respectively.
For the nine months ended September 30, 2012 and 2011, the ratio of earnings to fixed charges was deficient of achieving a 1:1 ratio by $12.0 million and $24.0 million, respectively.

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

Date:	October 31, 2012	/s/ Thomas W. Toomey

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

Date:	October 31, 2012	/s/ Warren L. Troupe

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

Date:	October 31, 2012	/s/ Thomas W. Toomey

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

Date:	October 31, 2012	/s/ Warren L. Troupe

Warren L. Troupe
Senior Executive Vice President of UDR, Inc.,
general partner of United Dominion Realty, L.P.

EXHIBIT 32.1

CERTIFICATION

In connection with the periodic report of UDR, Inc. (the “Company”) on Form 10-Q for the quarter ended September 30, 2012, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas W. Toomey, Chief Executive Officer and President of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date:	October 31, 2012	/s/ Thomas W. Toomey

Thomas W. Toomey
Chief Executive Officer and President

EXHIBIT 32.2

CERTIFICATION

In connection with the periodic report of UDR, Inc. (the “Company”) on Form 10-Q for the quarter ended September 30, 2012, as filed with the Securities and Exchange Commission (the “Report”), I, Warren L. Troupe, Senior Executive Vice President of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date:	October 31, 2012	/s/ Warren L. Troupe

Warren L. Troupe
Senior Executive Vice President

EXHIBIT 32.3

CERTIFICATION

In connection with the periodic report of United Dominion Realty, L.P. (the “Operating Partnership”) on Form 10-Q for the quarter ended September 30, 2012, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas W. Toomey, Chief Executive Officer and President of UDR, Inc., the general partner of the Operating Partnership, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership at the dates and for the periods indicated.

Date:	October 31, 2012	/s/ Thomas W. Toomey

Thomas W. Toomey
Chief Executive Officer and President of UDR, Inc.,
general partner of United Dominion Realty, L.P.

EXHIBIT 32.4

CERTIFICATION

In connection with the periodic report of United Dominion Realty, L.P. (the “Operating Partnership”) on Form 10-Q for the quarter ended September 30, 2012, as filed with the Securities and Exchange Commission (the “Report”), I, Warren L. Troupe, Senior Executive Vice President of UDR, Inc., the general partner of the Operating Partnership, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership at the dates and for the periods indicated.

Date:	October 31, 2012	/s/ Warren L. Troupe

Warren L. Troupe
Senior Executive Vice President of UDR, Inc.,
general partner of United Dominion Realty, L.P.