Form 10-K
period 2012-12-31
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2013-02-27
CIK 74208, 1018254

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
The aggregate market value of the shares of common stock of UDR, Inc. held by non-affiliates on June 30, 2012 was approximately $4.4 billion. This calculation excludes shares of common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 19, 2013 there were 250,179,737 shares of UDR, Inc’s common stock outstanding.
There is no public trading market for the partnership units of United Dominion Realty, L.P. As a result, an aggregate market value of the partnership units of United Dominion Realty, L.P. cannot be determined.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from UDR, Inc.’s definitive proxy statement for the 2013 Annual Meeting of Stockholders.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2012 of UDR, Inc. a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company”, “UDR” or “UDR, Inc.” refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including the Operating Partnership. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” refer to United Dominion Realty, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership are referred to as “OP Units” and the holders of the OP Units are referred to as “unitholders”. This combined Form 10-K is being filed separately by UDR and the Operating Partnership.
There are a number of differences between our company and our operating partnership, which are reflected in our disclosure in this report. UDR is a real estate investment trust (a “REIT”), whose most significant asset is its ownership interest in the Operating Partnership. UDR also conducts business through other subsidiaries, including its taxable REIT subsidiary (“TRS”), RE3, whose activities include development of land and land entitlement. UDR acts as the sole general partner of the Operating Partnership, holds interests in subsidiaries and joint ventures, owns and operates properties, issues securities from time to time and guarantees debt of certain of our subsidiaries. The Operating Partnership conducts the operations of a substantial portion of the business and is structured as a partnership with no publicly traded equity securities. The Operating Partnership has guaranteed certain outstanding securities of UDR.
As of December 31, 2012, UDR owned 110,883 units (100%) of the general partnership interests of the Operating Partnership and 174,775,152 units (or approximately 94.9%) of the limited partnership interests of the Operating Partnership (the “OP Units”). UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities” and “Control and Procedures” are provided for each of UDR and the Operating Partnership. In addition, certain disclosures in “Business” are separated by entity to the extent that the discussion relates to UDR’s business outside of the Operating Partnership.

PART I
Forward-Looking Statements
This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy, and rental expense growth. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unfavorable changes in the apartment market, changing economic conditions, the impact of inflation/deflation on rental rates and property operating expenses, expectations concerning availability of capital and the stabilization of the capital markets, the impact of competition and competitive pricing, acquisitions, developments and redevelopments not achieving anticipated results, delays in completing developments, redevelopments and lease-ups on schedule, expectations on job growth, home affordability and demand/supply ratio for multifamily housing, expectations concerning development and redevelopment activities, expectations on occupancy levels, expectations concerning the Vitruvian Park® development, expectations concerning the joint ventures with third parties, expectations that automation will help grow net operating income, and expectations on annualized net operating income. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this Annual Report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. For a further discussion of these and other factors that could impact future results, performance or transactions, see “Item 1A. Risk Factors” elsewhere in this Annual Report.
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

Item 1. BUSINESS
General
UDR is a self administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages multifamily apartment communities generally located in high barrier-to-entry markets located throughout the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement processes, low single-family home affordability and strong employment growth potential. At December 31, 2012, our consolidated apartment portfolio included 145 communities located in 22 markets, with a total of 41,571 completed apartment homes, which are held through our subsidiaries, including the Operating Partnership, and consolidated joint ventures. In addition, we have an ownership interest in 39 communities containing 9,558 apartment homes through unconsolidated joint ventures. At December 31, 2012, the Company is developing eight wholly-owned communities with 2,622 apartment homes, 76 of which have been completed.
At December 31, 2012, the Operating Partnership’s consolidated apartment portfolio included 72 communities located in 19 markets, with a total of 21,660 completed apartment homes. The Operating Partnership owns, operates, acquires, renovates, develops, redevelops, and manages multifamily apartment communities generally located in high barrier-to-entry markets located throughout the United States. During the year ended December 31, 2012, revenues of the Operating Partnership represented approximately 54% of our total rental revenues.
UDR elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to in this Report as the “Code”. To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our stockholders annually. As a qualified REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent we distribute such net income to our stockholders annually. In 2012, we declared total distributions of $0.88 per common share and paid dividends of $0.88 per common share.

	Dividends Declared in 2012	Dividends Paid in 2012
First Quarter	$0.220	$0.215
Second Quarter	0.220	0.220
Third Quarter	0.220	0.220
Fourth Quarter	0.220	0.220
Total	$0.880	$0.875
UDR was formed in 1972 as a Virginia corporation. In June 2003, we changed our state of incorporation from Virginia to Maryland. The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations in 1995. The Operating Partnership was redomiciled in 2004 as a Delaware limited partnership. Our corporate offices are located at 1745 Shea Center Drive, Suite 200, Highlands Ranch, Colorado and our telephone number is (720) 283-6120. Our website is located at www.udr.com.
As of February 18, 2013, we had 1,551 full-time associates and 82 part-time associates, all of whom were employed by UDR.
Reporting Segments
We report in two segments: Same Communities and Non-Mature/Other Communities. Our Same Communities segment includes those communities acquired, developed, and stabilized prior to January 1, 2011, and held as of December 31, 2012. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not classified as held for sale at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months. Our Non-Mature/Other Communities segment includes those communities that were acquired or developed in 2011 or 2012, sold properties, redevelopment properties, properties classified as real estate held for sale, consolidated joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties. For additional information regarding our operating segments, see Note 14 to UDR’s consolidated financial statements and Note 11 to the Operating Partnership’s consolidated financial statements.
Business Objectives
Our principal business objective is to maximize the economic returns of our apartment communities to provide our stockholders with the greatest possible total return and value. To achieve this objective, we intend to continue to pursue the following goals and strategies:

•
own and operate apartments in high barrier-to-entry markets, which are characterized by limited land for new construction, difficult and lengthy entitlement processes, low single-family home affordability and strong employment growth potential, thus enhancing stability and predictability of returns to our stockholders;

•	manage real estate cycles by taking an opportunistic approach to buying, selling, renovating, and developing apartment communities;

•	empower site associates to manage our communities efficiently and effectively;

•	measure and reward associates based on specific performance targets; and

•	manage our capital structure to help enhance predictability of earnings and dividends.
2012 Highlights

•
In July 2012, the Company marked its 40th year as a REIT and paid its 160th consecutive quarterly dividend.  The Company’s full-year 2012 dividend of $0.88 represented a 10% increase over the previous year.

•
We formed a new unconsolidated real estate joint venture, UDR/MetLife II, with MetLife wherein each party owns a 50% interest. The initial 12 communities in the joint venture include seven from UDR/MetLife I while the remaining five operating communities were newly acquired by UDR/MetLife II. The newly acquired communities, collectively known as Columbus Square, are recently developed, high-rise apartment buildings located on the Upper West Side of Manhattan and were purchased for $637.5 million. In addition, we exchanged our 12% ownership interest in four operating communities, and 3.1% ownership in two land parcels in our UDR/MetLife I joint venture, and paid $10 million in cash for an additional 41% ownership interest in The Olivian, a high-rise building located in downtown

Seattle, bringing UDR’s ownership interest in The Olivian to 50%. The Olivian was contributed to the UDR/MetLife II joint venture. The properties and land parcels in which UDR exchanged its ownership interest are located in Houston, Texas; Tampa, Florida; Charlotte, North Carolina; and Chicago, Illinois. At December 31, 2012, there are 13 communities with 2,752 apartment homes and land parcels in the UDR/MetLife I joint venture. The Company serves as the general partner of both joint ventures with significant participating rights held by our partner. The Company earns property management, asset management and financing fees.

•	We acquired the remaining 80% ownership interests in two apartment communities (633 homes) in Austin, Texas for $11.7 million from our Texas joint venture.

•	We acquired two parcels of land for development in San Francisco, California and Boston, Massachusetts for a total purchase price of $77.2 million.

•
We formed two consolidated joint ventures with unaffiliated third parties to acquire land for future development in Santa Monica, California. At closing, UDR owned a controlling interest of 95% in the joint ventures for an initial investment of $10.3 million and $7.0 million.

•	We sold 21 communities with 6,507 apartment homes for $609.4 million, recognizing a gain (before tax) of $260.4 million.

•
We issued $400 million aggregate principal amount of 4.625% Medium Term Notes due January 2022. Interest is payable semiannually beginning in July 2012. The notes were priced at 99.100% of the principal amount plus accrued interest from January 10, 2012 to yield 4.739% to maturity. The notes are fully and unconditionally guaranteed by the Operating Partnership.

•
We repaid $491.9 million of secured debt. The $491.9 million of secured debt includes $157.2 million of construction loans, which were due at various dates ranging from November 2012 through October 2014 with variable interest rates ranging from 2.23% to 2.46% and with a fixed interest rate of 3.25%; repayment of $212.5 million of credit facilities, which were due at various dates ranging from April 2012 through May 2017 with variable interests rates ranging from 0.75% to 2.85% and with fixed interest rates ranging from 4.86% to 6.12%; and $122.2 million of mortgage payments, which were due at various dates ranging from August 2012 through June 2032 with fixed interest rates ranging from 3.43% to 6.76% and a variable interest rate of 1.84%.

•
We repaid $445.0 million of unsecured debt, which includes $100 million of 5.00% Medium Term Notes due January 2012, and net payments of $345.0 million were applied toward borrowings under the Company’s $900 million revolving credit facility.

•
In September 2011, the Company entered into an equity distribution agreement in connection with filing a new registration statement on Form S-3. The equity distribution agreement replaced the prior equity distribution agreement, under which the Company could offer and sell up to 20 million shares of its common stock over time to or through its sales agents, and no material changes were made to the equity distribution agreement. On April 4, 2012, the Company entered into a new equity distribution agreement, under which the Company could offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents. During the year ended December 31, 2012, we sold 8,640,969 shares of common stock through these programs for aggregate gross proceeds of approximately $222.1 million at a weighted average price per share of $25.18. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $4.5 million, were approximately $217.6 million, and were used to fund development and redevelopment activities, for working capital and for general corporate purposes.

•
We completed the redemption of all outstanding shares of our 6.75% Series G Cumulative Redeemable Preferred Stock. A total of 3,264,362 shares of the Series G Preferred Stock was redeemed at a redemption price of $25 per share in cash, plus accrued and unpaid dividends to the redemption date for a total cost of $82.1 million.

•
We closed on a public offering of 19,000,000 shares of our common stock, in addition to 2,850,000 shares sold as a result of the underwriters’ exercise of their overallotment option in full at the closing, at a price of $25.70 per share, for gross proceeds of approximately $561.5 million and net proceeds of approximately $538.8 million after underwriting discounts and commissions and estimated offering expenses. Proceeds from the sale of shares through this offering were used to repay approximately $363.9 million of the Company’s 3.3% (weighted average interest rate) secured debt with various maturities from 2012 - 2014, to redeem all of our outstanding Series G Preferred Stock, to repay a portion of indebtedness outstanding under our unsecured credit facility, and the balance for working capital and general corporate purposes.

•	We purchased mezzanine debt securing a mortgage on a class A community in West Los Angeles, California. The

$26.5 million loan was purchased at a yield of 7.25% and bears a coupon rate of 7.00%. Interest payments are due monthly and the note is due June 2022.

•
We issued a $24.5 million unsecured note receivable to one of our unconsolidated joint ventures, which bears an interest rate of one month LIBOR plus 2.75% per annum. Interest payments are due monthly. The note is due October 2014, and may be extended for one year.

Other than the following, there were no significant changes to the Operating Partnership’s business during 2012 (the above 2012 highlights relate to UDR or other subsidiaries of UDR):

•	The Operating Partnership sold four communities with 1,314 apartment homes for a gain of $51.1 million.
Our Strategies and Vision
Our vision is to be the innovative multifamily public real estate investment trust of choice. Our strategic priorities are:

1.	Strengthen the Quality of Our Portfolio
2.	Increase Cash Flow to Support Dividend Growth
3.	Flexible/Strong Balance Sheet
4.	A Great Place to Work and Live
Capital Allocation
Acquisitions and Dispositions
During 2012, we acquired the remaining 80% ownership interests in two apartment communities (633 homes) in Austin, Texas for $11.7 million from our Texas joint venture partner.
In 2011, the Company invested in a joint venture with an unaffiliated third party to acquire and redevelop Beach Walk, an existing commercial property, into a 173 apartment home community in Huntington Beach, California. At closing, the Company contributed $9.0 million, and UDR owned a 90% controlling interest in the investment. Under the terms of the operating agreement, our partner was required to achieve certain criteria as it relates to the entitlement process. If the criteria were met on or before 730 days after the site plan application was deemed complete by the city, the Company was obligated to contribute an additional $3.0 million to the joint venture for distribution to our partner. At the acquisition date, the Company accrued and capitalized $3.0 million related to the contingent consideration, which represented the difference between the fair value of the property of $9.8 million on the formation date and the estimated fair value of the underlying property upon completion of the entitlement process of $12.8 million. The Company estimated the fair value based on Level 3 inputs utilized in a third party valuation. In 2012, the Company paid the joint venture partner a total of $4.1 million for its 10% non-controlling interest and settlement of the contingent consideration.
In January 2012, the Company formed a joint venture with an unaffiliated third party to acquire 399 Fremont (land for future development) in San Francisco, California. At closing, UDR owned a non-controlling interest of 92.5% in the joint venture. The Company’s total investment is $55.5 million, which consists of its initial investment of $37.3 million and an option to exercise its right to acquire its partner’s 7.5% ownership interest in the joint venture. In October 2012, the Company exercised its option and paid $13.5 million. In January 2013, the Company subsequently acquired its partner’s 7.5% ownership interest for $4.7 million.
In May 2012, the Company formed a joint venture with an unaffiliated third party to acquire Pier 4 (land for future development) in Boston, Massachusetts. At closing, UDR owned a 98.0% interest in the joint venture. The Company’s total investment is $26.6 million, which consists of its initial investment and the acquisition of its partner’s 2.0% ownership interest in the joint venture.
In 2012, the Company formed two consolidated joint ventures with unaffiliated third parties to acquire land for future development in Santa Monica, California. At closing, UDR owned a controlling interest of 95% in the joint ventures for an initial investment of $10.3 million and $7.0 million.
The Operating Partnership did not have any acquisitions during the year ended December 31, 2012.
When evaluating potential acquisitions, we consider:

•	population growth, cost of alternative housing, overall potential for economic growth and the tax and regulatory environment of the community in which the property is located;

•	geographic location, including proximity to jobs, entertainment, transportation, and our existing communities which can deliver significant economies of scale;

•	construction quality, condition and design of the community;

•	current and projected cash flow of the property and the ability to increase cash flow;

•	potential for capital appreciation of the property;

•	ability to increase the value and profitability of the property through operations and redevelopment;

•	high barrier-to-entry markets which are characterized by low single-family affordability and strong employment growth potential;

•	terms of resident leases, including the potential for rent increases;

•	occupancy and demand by residents for properties of a similar type in the vicinity;

•	prospects for liquidity through sale, financing, or refinancing of the property; and

•	competition from existing multifamily communities and the potential for the construction of new multifamily properties in the area.
During 2012, we sold 21 communities (6,507 apartment homes) for $609.4 million, recognizing a gain (before tax) of $260.4 million. Four of these communities (1,314 apartment homes) were owned by the Operating Partnership, and were sold for a gain of $51.1 million.
We regularly monitor our assets to increase the quality and performance of our portfolio. Factors we consider in deciding whether to dispose of a property include:

•	current market price for an asset compared to projected economics for that asset;

•	potential increases in new construction in the market area;

•	areas with low job growth prospects;

•	markets where we do not intend to establish a long-term concentration; and

•	operating efficiencies.
The following table summarizes our apartment community acquisitions and dispositions and our consolidated year-end ownership position for the past five years (dollars in thousands):

	2012	2011	2010	2009	2008
Homes acquired	633	3,161	1,374	289	4,558
Homes disposed	6,507	4,488	149	—	25,684
Homes owned at December 31	41,571	47,343	48,553	45,913	44,388
Total real estate owned, at cost	$8,055,828	$8,074,471	$6,881,347	$6,315,047	$5,831,753
The following table summarizes our apartment community acquisitions and dispositions and our year-end ownership position of the Operating Partnership for the past five years (dollars in thousands):

	2012	2011	2010	2009	2008
Homes acquired	—	1,833	—	—	3,346
Homes disposed	1,314	2,024	—	—	16,960
Homes owned at December 31	21,660	23,160	23,351	23,351	23,351
Total real estate owned, at cost	$4,182,920	$4,205,298	$3,706,184	$3,640,888	$3,569,239

Development Activities
During 2012, we incurred $246.9 million for development costs.
The following wholly-owned projects were under development as of December 31, 2012 (dollars in thousands):

	Location	Number of Apartment Homes	Completed Apartment Homes	Cost to Date	Budgeted Cost	Estimated Cost Per Home	Expected Completion Date
Capitol View on Fourteenth	Washington, DC	255	76	$117,851	$126,100	$495	1Q13
Fiori on Vitruvian Park	Addison, TX	391	—	70,315	98,350	252	3Q13
The Residences at Bella Terra	Huntington Beach, CA	467	—	89,809	150,000	321	4Q13
Mission Bay	San Fransisco, CA	315	—	77,444	139,600	443	4Q13
Los Alisos (a)	Mission Viejo, CA	320	—	47,723	87,050	272	4Q13
The Calvert (a)	Alexandria, VA	332	—	39,670	132,000	398	2Q14
Beach Walk	Huntington Beach, CA	173	—	15,895	50,700	293	2Q14
Pier 4	Boston, MA	369	—	32,341	217,700	590	2Q15
		2,622	76	$491,048	$1,001,500	$382
(a) These projects are held by the Operating Partnership.
Redevelopment Activities
During 2012, we continued to redevelop properties in targeted markets where we concluded there was an opportunity to add value. During the year ended December 31, 2012, we incurred $104.3 million in major renovations, which include major structural changes and/or architectural revisions to existing buildings.
At December 31, 2012, the following communities were in redevelopment (dollars in thousands):

	Location	Number of Apartment Homes	Completed Apartment Homes	Cost to Date	Budgeted Cost	Estimated Cost Per Home	Expected Completion Date
The Westerly on Lincoln	Marina del Rey, CA	583	357	$29,768	$36,100	$62	2Q13
Rivergate	New York, NY	706	124	16,830	60,000	85	3Q14
Pine Brook I & II	Costa Mesa, CA	496	22	6,065	38,700	78	2Q14
Villa Venetia	Costa Mesa, CA	468	99	22,355	36,600	78	2Q14
		2,253	602	$75,018	$171,400	$76

Joint Venture Activities
Consolidated joint ventures
In 2011, the Company invested in a joint venture with an unaffiliated third party to acquire and redevelop Beach Walk, an existing commercial property, into a 173 apartment home community in Huntington Beach, California. At closing, the Company contributed $9.0 million and UDR owned a 90% controlling interest in the investment. Under the terms of the operating agreement, our partner was required to achieve certain criteria as it relates to the entitlement process. If the criteria were met on or before 730 days after the site plan application was deemed complete by the City of Huntington Beach, the Company was obligated to contribute an additional $3.0 million to the joint venture for distribution to our partner. At the acquisition date, the Company accrued and capitalized $3.0 million related to the contingent consideration, which represented the difference between fair value of the property of $9.8 million on the formation date and the estimated fair value of the underlying property upon completion of the entitlement process of $12.8 million. The Company estimated the fair value based on Level 3 inputs utilized in a third party valuation. In 2012, the Company paid the joint venture partner a total of $4.1 million for its 10% non-controlling interest and settlement of the contingent consideration.
In January 2012, the Company formed a joint venture with an unaffiliated third party to acquire 399 Fremont (land for future development) in San Francisco, California. At closing, UDR owned a non-controlling interest of 92.5% in the joint venture. The Company’s total investment is $55.5 million, which consists of its initial investment of $37.3 million and an option to exercise its right to acquire its partner’s 7.5% ownership interest in the joint venture. In October 2012, the Company exercised its option and paid $13.5 million. In January 2013, the Company subsequently acquired its partner’s 7.5% ownership interest for $4.7 million.
In May 2012, the Company formed a joint venture with an unaffiliated third party to acquire Pier 4 (land for future development) in Boston, Massachusetts. At closing, UDR owned a 98.0% interest in the joint venture. The Company’s total investment of $26.6 million consists of its initial investment and the acquisition of its partner’s 2.0% ownership interest in the joint venture.
In September 2012, the Company formed a joint venture with an unaffiliated third party to acquire 3032 Wilshire (land for future development) in Santa Monica, California. At closing and at December 31, 2012, UDR owned a controlling interest of 95% in the joint venture for an initial investment of $10.3 million.
In October 2012, the Company formed a joint venture with an unaffiliated third party to acquire 2919 Wilshire (land for future development) in Santa Monica, California. At closing and at December 31, 2012, UDR owned a controlling interest of 95% in the joint venture for an initial investment of $7.0 million.
Unconsolidated joint ventures

In January 2012, the Company formed a new real estate joint venture, UDR/MetLife II, with MetLife wherein each party owns a 50% interest in a $1.3 billion portfolio of 12 operating communities containing 2,528 apartment homes. The 12 communities in the joint venture include seven from UDR/MetLife I while the remaining five operating communities were newly acquired by UDR/MetLife II. The newly acquired communities, collectively known as Columbus Square, are recently developed, high-rise apartment buildings located on the Upper West Side of Manhattan and were purchased for $637.5 million. The Company serves as the general partner with significant participating rights held by our partner. The Company earns property management, asset management and financing fees. Our initial investment was $327.1 million, which consisted of $293.5 million of cash paid and $33.6 million of our equity in the seven communities transferred from UDR/MetLife I. (Of the $293.5 million of cash paid for its investment, the Company paid $80.4 million of purchase deposits for the acquisition of Columbus Square in 2011.)

In November 2012, the Company exchanged its 12% ownership interest in four operating communities and 3.1% ownership in two land parcels in UDR/MetLife I, and paid MetLife $10.0 million in cash for an additional 41% ownership interest in The Olivian, a high-rise building located in downtown Seattle, bringing UDR’s ownership interest in The Olivian to 50%. The community was contributed to UDR/MetLife II. The properties and land parcels in which UDR exchanged its ownership interest are located in Houston, Texas; Tampa, Florida; Charlotte, North Carolina; and Chicago, Illinois. UDR will continue to fee manage the four operating communities.
For additional information regarding these and our other joint ventures, see Note 5, Joint Ventures to the Consolidated Financial Statements of UDR, Inc. in this Report.
The Operating Partnership is not a party to any of the joint venture activities described above.

Balance Sheet Management
We maintain a capital structure that we believe allows us to proactively source potential investment opportunities in the marketplace. We have structured our debt maturity schedule to be able to opportunistically access both secured and unsecured debt markets when appropriate.
Financing Activities
As part of our plan to consistently strengthen our capital structure, we utilized proceeds from debt and equity offerings and refinancings to extend maturities, pay down existing debt and acquire apartment communities during 2012. The following is a summary of our major financing activities in 2012.

•
We repaid $491.9 million of secured debt. The $491.9 million of secured debt includes $157.2 million of construction loans, which were due at various dates ranging from November 2012 through October 2014 with variable interest rates ranging from 2.23% to 2.46% and with a fixed interest rate of 3.25%; repayment of $212.5 million of credit facilities, which were due at various dates ranging from April 2012 through May 2017 with variable interests rates ranging from 0.75% to 2.85% and with fixed interest rates ranging from 4.86% to 6.12%; and $122.2 million of mortgage payments, which were due at various dates ranging from August 2012 through June 2032 with fixed interest rates ranging from 3.43% to 6.76% and a variable interest rate of 1.84%;

•
We repaid $445.0 million of unsecured debt, which includes $100 million of 5.00% Medium Term Notes due January 2012, and net payments of $345.0 million were applied toward borrowings under the Company’s $900 million revolving credit facility;

•	We issued $400 million in 4.625% Medium Term Notes due January 2022 with a discount of $3.6 million;

•
In September 2011, the Company entered into an equity distribution agreement in connection with filing a new registration statement on Form S-3. The equity distribution agreement replaced the prior equity distribution agreement, under which the Company could offer and sell up to 20 million shares of its common stock over time to or through its sales agents and no material changes were made to the equity distribution agreement. On April 4, 2012, the Company entered into a new equity distribution agreement, under which the Company could offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents. During the year ended December 31, 2012, we sold 8,640,969 shares of common stock through these programs for aggregate gross proceeds of approximately $222.1 million at a weighted average price per share of $25.18. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $4.5 million, were approximately $217.6 million, and were used to fund development and redevelopment activities, for working capital and for general corporate purposes; and

•
In June 2012, we closed a public offering of 19,000,000 shares of our common stock, in addition to 2,850,000 shares sold as a result of the underwriters’ exercise of their overallotment option in full at the closing, at a price of $25.70 per share, for gross proceeds of approximately $561.5 million and net proceeds of approximately $538.8 million after underwriting discounts and commissions and offering expenses.

Operational Excellence, Cash Flow and Dividend Growth
Investment in new technologies continue to drive operating efficiencies in our business and help us to better meet the changing needs of our residents. Since its launch in January 2009, our residents have been utilizing our web-based resident internet portal on our website. Our residents have the ability to conduct business with us 24 hours a day, 7 days a week. In July 2010, we completed the roll out of online leasing renewals throughout our portfolio. As a result of transforming our operations through technology, resident’s satisfaction improved, and our operating teams have become more efficient. Web-based technologies have also resulted in declining marketing and advertising costs, improved cash management, and better pricing management of our available apartment homes.
In 2012, UDR.com features and functionality were enhanced to increase a user’s engagement and search capability. Improvements included a new responsive website, new photography, enhancements to the online web forms and improved layout of the individual UDR community homepages. We also overhauled our mobile applications. These overall enhancements have increased our web visitor traffic year-over-year to almost 3.6 million visitors in 2012, up 16%, with mobile traffic at 1.1 million visitors, up 121%.

Portfolio Improvement
We are focused on increasing our presence in markets with favorable job formation, high propensity to rent, low single-family home affordability, and a favorable demand/supply ratio for multifamily housing. Portfolio investment decisions consider internal analyses and third-party research.
For the year ended December 31, 2012, approximately 63.3% of our same store net operating income (“NOI”) was generated by communities located in our core markets of: Seattle, Washington; San Francisco Bay Area, California; Los Angeles, California; Orange County, California; San Diego, California; Austin, Texas; Dallas, Texas; Boston, Massachusetts; Baltimore, Maryland; and Washington, D.C.
Operating Partnership Strategies and Vision
The Operating Partnership’s long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets and enhance resident and associate service through technology. As a result, the Operating Partnership has sought to expand its interests in communities located in New York, New York; San Francisco Bay Area, California; Boston, Massachusetts; and Washington D.C. markets over the past years. Prospectively, we plan to continue to channel new investments into those markets we believe will continue to provide the best investment returns. Markets will be targeted based upon defined criteria including above average job growth, low single-family home affordability and limited new supply for multifamily housing, which are three key drivers to strong rental growth.
Markets and Competitive Conditions
During the year ended December 31, 2012, 63.3% of our consolidated same store net operating income was generated from apartment homes located in our core markets of: Seattle, Washington; San Francisco Bay Area, California; Los Angeles, California; Orange County, California; San Diego, California; Austin, Texas; Dallas, Texas; Boston, Massachusetts; Baltimore, Maryland; and Washington, D.C. At December 31, 2012, the Company held 71.4% of its carrying value of its real estate portfolio in our core markets. During the year ended December 31, 2012, 66.3% of the Operating Partnership’s same store net operating income was generated from apartment homes located in our core markets of: Seattle, Washington; San Francisco Bay Area, California; Los Angeles, California; Orange County, California; San Diego, California; Austin, Texas; Dallas, Texas; Baltimore, Maryland; and Washington, D.C. At December 31, 2012, the Operating Partnership held 81.0% of its carrying value of its real estate portfolio in its core markets. We believe that this diversification increases investment opportunity and decreases the risk associated with cyclical local real estate markets and economies, thereby increasing the stability and predictability of our earnings.
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
We believe that, in general, we are well-positioned to compete effectively for residents and investments. We believe our competitive advantages include:

•	a fully integrated organization with property management, development, redevelopment, acquisition, marketing, sales and financing expertise;

•	scalable operating and support systems, which include automated systems to meet the changing electronic needs of our residents and to effectively focus on our Internet marketing efforts;

•	access to sources of capital;

•	geographic diversification with a presence in 23 markets across the country; and

•	significant presence in many of our major markets that allows us to be a local operating expert.
Moving forward, we will continue to optimize lease management, improve expense control, increase resident retention efforts and align employee incentive plans with our bottom line performance. We believe this plan of operation, coupled with the portfolio’s strengths in targeting renters across a geographically diverse platform, should position us for continued operational upside in spite of a weak economic environment.

Communities
At December 31, 2012, our apartment portfolio included 145 consolidated communities having a total of 41,571 completed apartment homes and an additional 2,622 apartment homes under development, which included the Operating Partnership’s apartment portfolio of 72 consolidated communities having a total of 21,660 completed apartment homes. The overall quality of our portfolio enables us to raise rents and to attract residents with higher levels of disposable income who are more likely to absorb such rents.
At December 31, 2012, the Company is developing eight wholly-owned communities with 2,622 apartment homes, 76 of which have been completed. Of these eight development communities, the Operating Partnership is developing two wholly-owned communities totaling 652 homes, none of which have been completed at December 31, 2012.
At December 31, 2012, the Company is redeveloping four wholly-owned communities with 2,253 apartment homes, 602 of which have been completed. Of these four redevelopment communities, the Operating Partnership is redeveloping two wholly-owned communities with 964 apartment homes, of which 121 have been completed at December 31, 2012.
Same Store Community Comparison
We believe that one pertinent quantitative measurement of the performance of our portfolio is tracking the results of our same store communities’ net operating income (“NOI”), which is total rental revenue, less rental expenses excluding property management and other operating expenses. Our same store community population are operating communities which we own and have stabilized occupancy, revenues and expenses as of the beginning of the prior year.
For the year ended December 31, 2012, our same store NOI increased by $21.6 million or 6.6% compared to the prior year. The increase in NOI for the 33,823 apartment homes, or 70% of our portfolio, which make up the same store population was driven by an increase in rental rates, fee and reimbursement income, and increased occupancy, partially offset by an increase in operating expenses.
For the year ended December 31, 2012, the Operating Partnership’s same store NOI increased by $12.4 million or 6.5% compared to the prior year. The increase in NOI for the 17,880 apartment homes, or 72% of the Operating Partnerships portfolio, which make up the same store population was driven by an increase in rental rates, and fee and reimbursement income, partially offset by an increase in operating expenses.
Revenue growth in 2013 may be impacted by general adverse conditions affecting the economy, reduced occupancy rates, increased rental concessions, increased bad debt and other factors which may adversely impact our ability to increase rents.
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
We may utilize our TRS to engage in activities that REITs may be prohibited from performing, including the provision of management and other services to third parties and the conduct of certain nonqualifying real estate transactions. Our TRS generally is taxable as a regular corporation, and therefore, subject to federal, state and local income taxes.
The Operating Partnership intends to qualify as a partnership for federal income tax purposes. As a partnership, the Operating Partnership generally is not a taxable entity and does not incur federal income tax liability. However, any state or local revenue, excise or franchise taxes that result from the operating activities of the Operating Partnership are incurred at the entity level.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, property taxes, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2012.
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
Insurance
We carry comprehensive general liability coverage on our communities, with limits of liability customary within the multi-family apartment industry to insure against liability claims and related defense costs. We are also insured, with limits of liability customary within the multi-family apartment industry, against the risk of direct physical damage in amounts necessary to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period.

Executive Officers of the Company
UDR is the sole general partner of the Operating Partnership. The following table sets forth information about our executive officers as of February 19, 2013. The executive officers listed below serve in their respective capacities at the discretion of our Board of Directors.

Name	Age	Office	Since
Thomas W. Toomey	52	President, Chief Executive Officer, and Director	2001
Warren L. Troupe	59	Senior Executive Vice President	2008
Harry G. Alcock	50	Senior Vice President — Asset Management	2010
Jerry A. Davis	50	Senior Vice President — Chief Operating Officer	2013
Thomas M. Herzog	50	Senior Vice President — Chief Financial Officer	2013
Mark A. Schumacher	54	Senior Vice President — Chief Accounting Officer	2012
R. Scott Wesson	50	Senior Vice President — Chief Information Officer	2011
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
Mr. Alcock oversees the Company’s acquisitions, dispositions, development, redevelopment and asset management. He joined us in December 2010 as Senior Vice President — Asset Management. Prior to joining the company, Mr. Alcock was with AIMCO for over 16 years, serving most recently as Executive Vice President, co-Head of Transactions and Asset Management. He was appointed Executive Vice President and Chief Investment officer in 1999, a position he held through 2007. Mr. Alcock established and chaired the company’s Investment Committee, established the portfolio management function and at various times ran the property debt and redevelopment departments. Prior to the formation of AIMCO, from 1992 to 1994, Mr. Alcock was with Heron Financial and PDI, predecessor companies to AIMCO. From 1988 to 1992 he worked for Larwin Company, a national homebuilder.
Mr. Davis oversees property operations, human resources and technology. He originally joined us in March 1989 as Controller and subsequently moved into Operations as an Area Director and in 2001, he accepted the position of Chief Operating Officer of JH Management Co., a California-based apartment company. He returned to the Company in March 2002 and in 2007, Mr. Davis was promoted to Senior Vice President — Property Operations. Mr. Davis was promoted to Chief Operating Officer in 2013. He began his career in 1984 as a Staff Accountant for Arthur Young & Co.
Mr. Herzog oversees the areas of accounting, tax, financial planning and analysis, investor relations and SEC reporting. He joined us in January 2013 as Senior Vice President — Chief Financial Officer. Prior to joining the Company, Mr. Herzog served as Chief Financial Officer for Amstar, a Denver-based real estate investment company.  From 2009 to 2011 Mr. Herzog served as Chief Financial Officer of HCP, Inc., an S&P 500 health care REIT. From 2004 to 2009 Mr. Herzog was with AIMCO where he began in the role of Senior Vice President and Chief Accounting Officer and then was promoted in 2005 to Executive Vice President and Chief Financial Officer. From 2000 to 2004 he served in the roles of Chief Accounting Officer & Global

Controller and Finance Technical Advisor for GE Real Estate.  Prior to joining GE Real Estate, Mr. Herzog was with Deloitte & Touche LLP for ten years, where he served in positions of increasing responsibility, including a two-year national office assignment in the real estate group.

Mr. Schumacher oversees all accounting and tax functions of the Company. He joined us in April 2012 as Senior Vice President — Chief Accounting Officer. Prior to joining the Company, Mr. Schumacher was with Houghton Mifflin Harcourt, a textbook and trade publisher, from 2008 to 2011, where he initially served as Senior Vice President, Finance & Chief Accounting Officer and was promoted to Executive Vice President, Chief Financial Officer for the K-12 division. From 2002 to 2007 he was with Archstone Smith as Senior Vice President, Chief Accounting Officer. Prior to this time Mr. Schumacher was with US West for over 17 years where he held positions of increasing responsibility in accounting, budgeting and financial analysis. The company merged with Qwest Communications in 2000, where he served as Vice President, Controller from January 2001 through December 2001. Qwest and Mr. Schumacher were the subject of civil and administrative actions brought by the Securities and Exchange Commission in 2004 and 2005 related to accounting, internal control and reporting violations at Qwest. Mr. Schumacher began his career as an accountant with Coopers & Lybrand in Denver, Colorado.
Mr. Wesson oversees all aspects of the company’s information technology infrastructure and strategy. He joined us in May 2011 as Senior Vice President — Chief Information Officer. Prior to joining the Company, Mr. Wesson was with RealFoundations, a global real estate management consultancy, where he served as Managing Director from 2008 to 2011. From 1997 to 2008 he was with AIMCO where he served as Senior Vice President, Chief Investment Officer. He took on the additional role of Chief Strategy Officer for AIMCO in 2006. From 1991 to 1997 Mr. Wesson was with Lincoln Property Company in the role of Vice President of Information Systems. Prior to that time he worked for five years as a District Manager for ADP. Mr. Wesson began his career in Dallas, Texas working as an Analyst for Federated Department Stores.
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
Continued Economic Weakness Following the Economic Recession that the U.S. Economy Recently Experienced May Materially and Adversely Affect our Financial Condition and Results of Operations. The U.S. economy continues to experience some weakness following a severe recession, including relatively high levels of unemployment and weak consumer spending. If the economic recovery slows or stalls, or if the economy experiences another recession, we may experience adverse effects on our occupancy levels, our rental revenues and the value of our properties, any of which could adversely affect our cash flow, financial condition and results of operations. We are also exposed to risks relating to the housing market recovery that has accompanied the economic recovery, to the extent that when demand for single family homes increases, demand for apartments may decline, which could adversely affect our cash flow, financial condition and results of operations.

Substantial International, National and Local Government Spending and Increasing Deficits May Adversely Impact Our Business, Financial Condition and Results of Operations. The values of, and the cash flows from, the properties we own are affected by developments in global, national and local economies. As a result of the most recent recession and the significant government interventions, federal, state and local governments have incurred record deficits and assumed or guaranteed liabilities of private financial institutions or other private entities. These increased budget deficits and the weakened financial condition of federal, state and local governments may lead to reduced governmental spending, tax increases, public sector job losses, increased interest rates, currency devaluations or other adverse economic events, which may directly or indirectly adversely affect our business, financial condition and results of operations.
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

Competition Could Adversely Affect Our Ability to Acquire Properties. In the past, other real estate investors, including insurance companies, pension and investment funds, developer partnerships, investment companies and other public and private apartment REITs, have competed with us to acquire existing properties and to develop new properties, and such competition in the future may make it more difficult for us to pursue attractive investment opportunities on favorable terms, which could adversely affect our ability to grow.
Development and Construction Risks Could Impact Our Profitability. In the past we have selectively pursued the development and construction of apartment communities, and we intend to do so in the future as appropriate opportunities arise. Development activities have been, and in the future may be, conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. Our development and construction activities are subject to the following risks:

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

•	yields may be less than anticipated as a result of delays in completing projects, costs that exceed budget and/or higher than expected concessions for lease up and lower rents than expected;

•	if we are unable to find joint venture partners to help fund the development of a community or otherwise obtain acceptable financing for the developments, our development capacity may be limited;

•	we may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring such opportunities;

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
Bankruptcy or Defaults of Our Counterparties Could Adversely Affect Our Performance. We have relationships with and, from time to time, we execute transactions with or receive services from many counterparties, such as general contractors engaged in connection with our development activities. As a result, bankruptcies or defaults by these counterparties could result in services not being provided, or volatility in the financial markets and economic weakness could affect the counterparties’ ability to complete transactions with us as intended, both of which could result in disruptions to our operations that may adversely affect our business and results of operations.
Property Ownership Through Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. If we use such a structure, we could become engaged in a dispute with one or more of our joint venture partners that might affect our ability to operate a jointly-owned property. Moreover, joint venture partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, joint venture partners may have competing interests in our markets that could create conflicts of interest. Also, our joint venture partners might refuse to make capital contributions when due and we may be responsible to our partners for indemnifiable losses. Frequently, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners’ interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the joint venture (if we are the seller) or of the other partner’s interest in the joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process.
We also are also subject to risk in cases where an institutional owner is our joint venture partner, including (i) a deadlock if we and our joint venture partner are unable to agree upon certain major and other decisions, (ii) the limitation of our ability to liquidate our position in the joint venture without the consent of the other joint venture partner, and (iii) the requirement to provide guarantees in favor of lenders with respect to the indebtedness of the joint venture.
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
Risk of Damage from Catastrophic Weather Events. Certain of our communities are located in the general vicinity of mudslides and fires, and others where there are hurricanes, tornadoes or risks of other inclement weather. The adverse weather events could cause damage or losses that may be greater than insured levels. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect our business and our financial condition and results of operations.
Risk of Earthquake Damage. Some of our communities are located in the general vicinity of active earthquake faults. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect our business and our financial condition and results of operations.

Insurance coverage for earthquakes can be costly due to limited industry capacity. As a result, we may experience shortages in desired coverage levels if market conditions are such that insurance is not available or the cost of insurance makes it, in management’s view, economically impractical.
Risk of Accidental Death Due to Fire, Natural Disasters or Other Hazards. The accidental death of persons living in our communities due to fire, natural disasters or other hazards could have a material adverse effect on our business and results of operations. Our insurance coverage may not cover all losses associated with such events, and we may experience difficulty marketing communities where such any such events have occurred, which could have a material adverse effect on our business and results of operations.
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
Mezzanine Loan Assets Involve Greater Risks of Loss than Senior Loans Secured by Income-producing Properties. We may acquire mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. Mezzanine loans may involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender and because it is in second position and there may not be adequate equity in the property. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some of or all our initial expenditure. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.
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
We May be Adversely Affected by New Federal Laws and Regulations. The United States Administration and Congress have enacted, or called for consideration of, proposals relating to a variety of issues, including with respect to health care, financial regulation reform, climate change, executive compensation and others. We believe that these and other potential proposals could have varying degrees of impact on us ranging from minimal to material. At this time, we are unable to predict with certainty what level of impact specific proposals could have on us.
Federal rulemaking and administrative efforts that may have an impact on us focus principally on the areas perceived as contributing to the global financial crisis and the recent economic downturn. These initiatives have created a degree of uncertainty regarding the basic rules governing the real estate industry and many other businesses that is unprecedented in the United States at least since the wave of lawmaking and regulatory reform that followed in the wake of the Great Depression. The federal legislative response in this area culminated in the enactment on July 21, 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities; thus, the impact on us may not be known for an extended period of time. The Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals that are proposed or pending in the United States Congress, may limit our revenues, impose fees or taxes on us, and/or intensify the regulatory framework in which we operate in ways that are not currently identifiable.
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
We May be Adversely Affected by New State and Local Laws and Regulations. We are subject to state and local laws, regulations and ordinances at locations where we operate and to the rules and regulations of various local authorities regarding a wide variety of matters that could affect, directly or indirectly, our operations. We cannot predict what matters might be considered in the future by these state and local authorities, nor can we judge what impact, if any, the implementation of new legislation might have on our business.
The Adoption of Derivatives Legislation by Congress Could Have an Adverse Impact on our Ability to Hedge Risks Associated with our Business. The Dodd-Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities. The Dodd-Frank Act contemplates that most swaps will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk and REITs meeting certain criteria. While we may ultimately be eligible for such exceptions, we cannot ensure we will qualify for them. Although the Dodd-Frank Act includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitively until regulations have been adopted and fully implemented by both the SEC and the Commodities Futures Trading Commission, and market participants establish registered clearing facilities under those regulations. The new legislation and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available hedge counterparties to us.
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
We are monitoring the SEC’s activity with respect to the proposed adoption of IFRS by United States public companies. It is unclear at this time how the SEC will propose that GAAP and IFRS be harmonized if the proposed change is adopted. In addition, switching to a new method of accounting and adopting IFRS would be a complex undertaking. We would potentially need to develop new systems and controls based on the principles of IFRS. Since these are new endeavors, and the precise requirements of the pronouncements ultimately to be adopted are not now known, the magnitude of costs associated with this conversion are uncertain.
We are currently evaluating the impact of the adoption of IFRS on our financial position and results of operations. Such evaluation cannot be completed, however, without more clarity regarding the specific IFRS standards that would potentially be adopted. Until there is more certainty with respect to the IFRS standards that could be adopted, prospective investors should consider that our conversion to IFRS could have a material adverse impact on our reported results of operations.
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
Failure To Maintain Our Current Credit Ratings Could Adversely Affect Our Cost of Funds, Related Margins, Liquidity, and Access to Capital Markets. Moody’s and Standard & Poor’s, the major debt rating agencies, routinely evaluate our debt and have given us ratings on our senior unsecured debt and preferred stock. These ratings are based on a number of factors, which included their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. Due to changes in market conditions, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity, and access to capital markets.
Disruptions in Financial Markets May Adversely Impact Availability and Cost of Credit and Have Other Adverse Effects on Us and the Market Price of UDR’s Stock. Our ability to make scheduled payments or to refinance debt obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control. During the past few years, the United States stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. The potential downgrade of the U.S.’s credit rating and the European debt crisis have contributed to instability in global credit markets. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for acquisitions, development of our properties and other purposes at reasonable terms, which may negatively affect our business. Additionally, due to this uncertainty, we may be unable to refinance our existing indebtedness or the terms of any refinancing may not be as favorable as the terms of our existing indebtedness. If we are not successful in refinancing this debt when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of UDR’s common or preferred stock. The disruptions in the financial markets have had and may continue to have a material adverse effect on the market value of UDR’s common shares and other adverse effects on us and our business.
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
Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of December 31, 2012, UDR had approximately $454.5 million of variable rate indebtedness outstanding, which constitutes approximately 13.3% of total outstanding indebtedness as of such date. As of December 31, 2012, the Operating Partnership had approximately $201.6 million of variable rate indebtedness outstanding, which constitutes approximately 20.8% of total outstanding indebtedness to third parties as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of UDR’s common and preferred stock and debt securities.
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

Dividends Paid By REITs Generally Do Not Qualify for Reduced Tax Rates. In general, the maximum U.S. federal income tax rate for dividends paid to individual U.S. shareholders is 20%. Unlike dividends received from a corporation that is not a REIT, our distributions to individual shareholders generally are not eligible for the reduced rates.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
At December 31, 2012, our consolidated apartment portfolio included 145 communities located in 22 markets, with a total of 41,571 completed apartment homes.
We lease approximately 40,000 square feet of office space in Highlands Ranch, Colorado for our corporate headquarters. We also lease two additional regional offices with 3,000 and 9,000 square feet in Richmond, Virginia and Alexandria, Virginia, respectively.
The tables below set forth a summary of real estate portfolio by geographic market of the Company and of the Operating Partnership at December 31, 2012.
SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2012
UDR, INC.

	Number of Apartment Communities	Number of Apartment Homes	Percentage of Carrying Value	Gross Amount (in thousands)	Encumbrances (in thousands)	Cost per Home	Average Physical Occupancy	Average Home Size (In Square Feet)
WESTERN REGION
Orange County, CA	13	4,254	10.6%	$853,576	$165,621	$200,653	93.4%	839
San Francisco, CA	11	2,436	8.1%	655,835	103,249	269,226	95.8%	852
Seattle, WA	11	2,165	5.9%	472,485	71,387	218,237	96.0%	823
Monterey Peninsula, CA	7	1,565	2.0%	157,245	—	100,477	93.5%	679
Los Angeles, CA	6	1,502	5.9%	477,004	105,874	317,579	90.6%	939
Sacramento, CA	2	914	0.9%	69,936	—	76,515	92.7%	820
Portland, OR	3	716	0.9%	71,419	31,505	99,747	95.0%	918
Inland Empire, CA	2	654	1.3%	101,497	51,915	155,194	94.3%	955
San Diego, CA	2	366	0.7%	56,516	—	154,415	95.0%	865
MID-ATLANTIC REGION
Washington DC	13	4,313	10.9%	880,431	150,734	204,134	97.0%	883
Baltimore, MD	11	2,301	3.7%	303,088	110,757	131,720	96.5%	957
Norfolk, VA	6	1,438	1.1%	87,397	—	60,777	94.5%	1,016
Richmond, VA	4	1,358	1.7%	136,785	41,507	100,726	95.4%	985
Other Mid-Atlantic	1	168	0.2%	12,173	—	72,458	95.7%	1,002
NORTHEAST REGION
New York, NY	4	1,914	14.7%	1,187,078	202,145	620,208	95.6%	754
Boston, MA	4	1,179	3.9%	317,140	83,524	268,991	96.1%	1,097
SOUTHEASTERN REGION
Tampa, FL	10	3,452	4.1%	326,379	19,195	94,549	96.0%	962
Orlando, FL	11	3,167	3.5%	279,686	81,322	88,313	95.7%	978
Nashville, TN	8	2,260	2.3%	185,266	22,957	81,977	96.9%	933
Other Florida	1	636	1.0%	78,876	40,133	124,020	95.0%	1,130
SOUTHWESTERN REGION
Dallas, TX	10	3,464	5.2%	419,289	87,961	121,042	93.4%	849
Austin, TX	4	1,273	1.8%	147,700	60,349	116,025	96.9%	913
Total Operating Communities	144	41,495	90.4%	7,276,801	1,430,135	$175,366	95.1%	899
Real Estate Under Development (a)	1	76	6.1%	491,048	—
Land	—	—	2.4%	196,072	—
Other	—	—	1.1%	91,907	—
Total Real Estate Owned	145	41,571	100.0%	$8,055,828	$1,430,135

(a)	The Company is currently developing eight wholly-owned communities with 2,622 apartment homes, 76 of which have been completed.

SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2012
UNITED DOMINION REALTY, L.P.

	Number of Apartment Communities	Number of Apartment Homes	Percentage of Carrying Value	Gross Amount (In thousands)	Encumbrances (In thousands)	Cost per Home	Average Physical Occupancy	Average Home Size (In Square Feet)
WESTERN REGION
Orange County, CA	11	3,899	18.3%	$764,344	$165,621	$196,036	93.1%	811
San Francisco, CA	9	2,185	13.2%	552,898	103,249	253,043	95.8%	830
Monterey Peninsula, CA	7	1,565	3.8%	157,245	—	100,477	93.5%	679
Seattle, WA	5	932	5.0%	209,742	23,786	225,046	96.4%	865
Sacramento, CA	2	914	1.7%	69,936	—	76,515	92.7%	820
Portland, OR	3	716	1.7%	71,419	31,505	99,747	95.0%	918
Los Angeles, CA	3	463	3.0%	126,064	38,174	272,276	95.2%	960
Inland Empire, CA	1	414	1.7%	69,918	51,915	168,884	94.5%	989
San Diego, CA	2	366	1.4%	56,516	—	154,415	95.0%	865
MID-ATLANTIC REGION
Washington DC	7	2,378	13.2%	553,472	98,730	232,747	96.3%	926
Baltimore, MD	5	994	3.5%	148,267	64,655	149,162	88.0%	972
NORTHEAST REGION
New York, NY	2	1,001	13.9%	582,910	202,145	582,328	96.4%	686
Boston, MA	2	833	4.2%	174,542	59,365	209,534	96.0%	1,120
SOUTHEASTERN REGION
Nashville, TN	6	1,612	3.1%	130,492	—	80,950	97.0%	925
Tampa, FL	3	1,154	2.7%	113,513	—	98,366	96.3%	1,003
Other Florida	1	636	1.9%	78,877	40,133	124,020	95.0%	1,130
SOUTHWESTERN REGION
Dallas, TX	2	1,348	4.4%	185,501	87,961	137,613	95.6%	910
Austin, TX	1	250	0.9%	38,928	—	155,712	96.9%	883
Total Operating Communities	72	21,660	97.6%	4,084,584	967,239	$188,577	94.7%	878
Real Estate Under Development (a)	—	—	2.0%	87,392	—
Land	—	—	0.1%	2,445	—
Other	—	—	0.3%	8,499	—
Total Real Estate Owned	72	21,660	100.0%	$4,182,920	$967,239

(a)	The Operating Partnership is currently developing two wholly-owned communities with 652 apartment homes, none of which have been completed.

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

	2012			2011
	High	Low	Distributions Declared	High	Low	Distributions Declared
Quarter ended March 31,	$26.80	$23.57	$0.220	$24.42	$22.19	$0.185
Quarter ended June 30,	$27.20	$24.62	$0.220	$26.46	$23.42	$0.200
Quarter ended September 30,	$27.75	$24.76	$0.220	$27.26	$21.18	$0.200
Quarter ended December 31,	$25.09	$22.31	$0.220	$25.67	$20.04	$0.215
On February 19, 2013, the closing sale price of our common stock was $24.88 per share on the NYSE, and there were 5,351 holders of record of the 250,179,737 outstanding shares of our common stock.
We have determined that, for federal income tax purposes, approximately 20% of the distributions for 2012 represented ordinary income, 21% represented long-term capital gain, and 59% represented unrecaptured section 1250 gain.
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
Distributions declared on the Series E for the year ended December 31, 2012 were $1.33 per share or $0.3322 per quarter. The Series E is not listed on any exchange. At December 31, 2012, a total of 2,803,812 shares of the Series E were outstanding.
Series F Preferred Stock
We are authorized to issue up to 20,000,000 shares of our Series F (“Series F”) Preferred Stock. The Series F Preferred Stock may be purchased by holders of our Operating Partnership Units, or OP Units, described below under “Operating Partnership Units,” at a purchase price of $0.0001 per share. OP Unitholders are entitled to subscribe for and purchase one share of the Series F for each OP Unit held. At December 31, 2012, a total of 2,529,194 shares of the Series F were outstanding with an aggregate purchase value of $253. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to any other rights, privileges or preferences.

Series G Preferred Stock
In May 2007, UDR issued 5,400,000 shares of the 6.75% Series G Cumulative Redeemable Preferred Stock (“Series G”). On May 31, 2012, the Company completed the redemption of all outstanding shares of its 6.75% Series G Cumulative Redeemable Preferred Stock. A total of 3,264,362 shares of the Series G Preferred Stock was redeemed at a redemption price of $25 per share in cash, plus accrued and unpaid dividends to the redemption date for a total cost of $82.1 million. As a result of this redemption, the write off of additional paid in capital of $2.8 million related to the issuance of Series G was recognized as a decrease to our net income/(loss) attributable to common stockholders. During the year ended December 31, 2011, the Company repurchased 141,200 shares of Series G for more than the liquidation preference of $25 per share, resulting in a loss of $175,000 to our net income/(loss) attributable to common stockholders.
Distributions declared on the Series G for the years ended December 31, 2012 and 2011 were $0.57 and $1.69, respectively.
Distribution Reinvestment and Stock Purchase Plan
We have a Distribution Reinvestment and Stock Purchase Plan under which holders of our common stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of our common stock. Stockholders who do not participate in the plan continue to receive distributions as and when declared. As of February 14, 2013, there were approximately 2,111 participants in the plan.
United Dominion Realty, L.P.:
Operating Partnership Units
There is no established public trading market for United Dominion Realty, L.P.’s Operating Partnership Units. From time to time we issue shares of our common stock in exchange for OP Units tendered to the Operating Partnership, for redemption in accordance with the provisions of the Operating Partnership’s limited partnership agreement. At December 31, 2012, there were 184,281,253 OP Units outstanding in the Operating Partnership, of which 174,886,035 OP Units or 94.9% were owned by UDR and 9,395,218 OP Units or 5.1% were owned by limited partners. Under the terms of the Operating Partnership’s limited partnership agreement, the holders of OP Units have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the holder in exchange for a cash payment based on the market value of our common stock at the time of redemption. However, the Operating Partnership’s obligation to pay the cash amount is subject to the prior right of the Company to acquire such OP Units in exchange for either the cash amount or the number of shares of our common stock equal to the number of OP Units being redeemed. During 2012, we issued a total of 20,438 shares of common stock upon redemption of OP Units.
On December 14, 2012 we issued 1,998 shares of our common stock upon redemption of OP Units. Because these shares of common stock were issued to accredited investors in transactions not involving a public offering, the transaction is exempt from registration under the Securities Act of 1933 in accordance with Section 4(2) of the Securities Act.
We did not issue any other shares of our common stock upon redemption of OP Units during the three months ended December 31, 2012.
Purchases of Equity Securities
In February 2006, UDR’s Board of Directors authorized a 10,000,000 share repurchase program. In January 2008, UDR’s Board of Directors authorized a new 15,000,000 share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510
October 1, 2012 through October 31, 2012	—	—	—	15,032,510
November 1, 2012 through November 30, 2012	—	—	—	15,032,510
December 1, 2012 through December 31, 2012	—	—	—	15,032,510
Balance as of December 31, 2012	9,967,490	$22.00	9,967,490	15,032,510

(1)
This number reflects the amount of shares that were available for purchase under our 10,000,000 share repurchase program authorized in February 2006 and our 15,000,000 share repurchase program authorized in January 2008.

Comparison of Five-year Cumulative Total Returns
The following graph compares the five-year cumulative total returns for UDR common stock with the comparable cumulative return of the NAREIT Equity REIT Index, Standard & Poor’s 500 Stock Index, the NAREIT Equity Apartment Index and the MSCI US REIT Index. The graph assumes that $100 was invested on December 31 (of the initial year shown in the graph), in each of our common stock and the indices presented. Historical stock price performance is not necessarily indicative of future stock price performance. The comparison assumes that all dividends are reinvested.

	Period Ending
Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
UDR, Inc.	100.00	80.64	102.84	152.93	168.58	165.32
NAREIT Equity Apartment Index	100.00	74.87	97.63	143.56	165.23	176.69
US MSCI REITS	100.00	62.03	79.78	102.50	111.41	131.20
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59
NAREIT Equity REIT Index	100.00	62.27	79.70	101.99	110.45	130.39
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

Item 6. SELECTED FINANCIAL DATA
The following tables set forth selected consolidated financial and other information of UDR, Inc. and of the Operating Partnership as of and for each of the years in the five-year period ended December 31, 2012. The table should be read in conjunction with each of UDR, Inc.’s and the Operating Partnership’s respective consolidated financial statements and the notes thereto, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report.

	UDR, Inc. Years Ended December 31, (In thousands, except per share data and apartment homes owned)
	2012	2011	2010	2009	2008
OPERATING DATA:
Rental income (a)	$713,928	$622,995	$512,550	$491,655	$456,848
Loss from continuing operations (a)	(43,036)	(123,225)	(117,930)	(104,913)	(75,707)
Income from discontinued operations, net of tax (a)	263,339	143,810	11,342	13,290	819,574
Consolidated net income/(loss)	220,303	20,585	(106,588)	(91,623)	743,867
Distributions to preferred stockholders	6,010	9,311	9,488	10,912	12,138
Net income/(loss) attributable to common stockholders	203,376	10,537	(112,362)	(95,858)	688,708
Common distributions declared	215,654	165,590	126,086	127,066	308,313
Special Dividend declared	—	—	—	—	177,074
Earnings per share — basic and diluted:
Loss from continuing operations attributable to common stockholders	$(0.25)	$(0.66)	$(0.75)	$(0.73)	$(1.00)
Income from discontinued operations (a)	1.10	0.71	0.07	0.09	6.29
Net income/(loss) attributable to common stockholders	0.85	0.05	(0.68)	(0.64)	5.29
Weighted average number of Common Shares outstanding — basic and diluted	238,851	201,294	165,857	149,090	130,219
Weighted average number of Common Shares outstanding, OP Units and Common Stock equivalents outstanding — diluted (b)	252,659	214,086	176,900	159,561	142,904
Common distributions declared	$0.88	$0.80	$0.73	$0.85	$2.29
Balance Sheet Data:
Real estate owned, at cost (c)	$8,055,828	$8,074,471	$6,881,347	$6,315,047	$5,831,753
Accumulated depreciation (c)	1,924,682	1,831,727	1,638,326	1,351,293	1,078,689
Total real estate owned, net of accumulated depreciation (c)	6,131,146	6,242,744	5,243,021	4,963,754	4,753,064
Total assets	6,888,509	6,721,354	5,529,540	5,132,617	5,143,805
Secured debt (c)	1,430,135	1,891,553	1,963,670	1,989,434	1,462,471
Unsecured debt	1,979,198	2,026,817	1,603,834	1,437,155	1,798,662
Total debt	3,409,333	3,918,370	3,567,504	3,426,589	3,261,133
Stockholders’ equity	2,992,916	2,314,050	1,606,343	1,395,441	1,415,989
Number of Common Shares outstanding	250,139	219,650	182,496	155,465	137,423

	UDR, Inc. Years Ended December 31, (In thousands, except per share data and apartment homes owned)
	2012	2011	2010	2009	2008
OPERATING DATA (continued):
Other Data (c)
Total consolidated apartments owned (at end of year)	41,571	47,343	48,553	45,913	44,388
Weighted average number of apartment homes owned during the year	42,747	48,531	47,571	45,113	46,149
Cash Flow Data:
Cash provided by operating activities	$317,341	$244,236	$214,180	$229,383	$179,754
Cash (used in)/provided by investing activities	(209,385)	(1,053,182)	(583,754)	(158,045)	302,304
Cash (used in)/provided by financing activities	(108,344)	811,963	373,075	(78,093)	(472,537)
Funds from Operations (b):
Funds from operations — basic	$329,098	$269,856	$189,045	$180,858	$204,213
Funds from operations — diluted	332,822	273,580	192,771	184,582	207,937

(a)
Reclassified to conform to current year presentation in accordance with generally accepted accounting principles, as described in Note 4 to the Consolidated Financial Statements included in this Report.

(b)
Funds from operations, or FFO, is defined as net income (computed in accordance with generally accepted accounting principles), excluding impairment write-downs of depreciable real estate or of investments in non-consolidated investees that are driven by measurable decreases in the fair value of depreciable real estate held by the investee, gains (or losses) from sales of depreciable property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. This definition conforms with the National Association of Real Estate Investment Trust’s definition issued in April 2002. We consider FFO a useful metric for investors as we use FFO in evaluating property acquisitions and its operating performance, and believe that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of our activities in accordance with generally accepted accounting principles. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

During the year ended December 31, 2012, UDR chose to exclude from the calculation of FFO a one-time taxable benefit of $21.5 million from the TRS, and a tax provision of $6.6 million associated with a gain on the sale of properties from the TRS. The benefit has been excluded from FFO due to its nonrecurring nature (reversal of a deferred tax valuation allowance).

RE3 is our subsidiary whose activities include development and land entitlement. RE3 tax benefits and gain on sales, net of taxes, is defined as net sales proceeds less a tax provision and the gross investment basis of the asset before accumulated depreciation. To determine whether gains from RE3 will be included in FFO, the Company considers whether the operating asset has been a short term investment. We consider FFO with RE3 tax benefits and gain on sales, net of taxes, and any related valuation allowance release, to be a meaningful supplemental measure of performance because the short-term use of funds produces a profit that differs from the traditional long-term investment in real estate for REITs.

See “Funds from Operations” in Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of FFO and Net income/(loss) attributable to UDR, Inc.

(c)	Includes amounts classified as Held for Sale, where applicable.

United Dominion Realty, L.P.
Years Ended December 31,
(In thousands, except per OP unit data
and apartment homes owned)

	2012	2011	2010	2009	2008
OPERATING DATA:
Rental income (a)	$393,941	$353,947	$306,272	$309,305	$291,006
(Loss)/income from continuing operations (a)	(9,872)	(36,988)	(27,789)	(9,492)	4,701
Income from discontinued operations (a)	54,206	67,217	7,095	5,447	494,207
Consolidated net income/(loss)	44,334	30,229	(20,694)	(4,045)	498,908
Net income/(loss) attributable to OP unitholders	43,982	30,159	(20,735)	(4,176)	497,720
Earnings per OP unit- basic and diluted:
(Loss)/income from continuing operations (a)	$(0.06)	$(0.20)	$(0.15)	$(0.05)	$0.03
Income from discontinued operations (a)	0.29	0.37	0.04	0.03	2.97
Net income/(loss) attributable to OP unitholders	0.24	0.17	(0.12)	(0.02)	3.00
Weighted average number of OP units outstanding — basic and diluted	184,281	182,448	179,909	178,817	166,163
Balance Sheet Data:
Real estate owned, at cost (b)	$4,182,920	$4,205,298	$3,706,184	$3,640,888	$3,569,239
Accumulated depreciation (b)	1,097,133	976,358	884,083	717,892	552,369
Total real estate owned, net of accumulated depreciation (b)	3,085,787	3,228,940	2,822,101	2,922,996	3,016,870
Total assets	3,136,254	3,292,167	2,861,395	2,961,067	3,254,851
Secured debt (b)	967,239	1,189,645	1,070,061	1,122,198	851,901
Total liabilities	1,217,498	1,438,798	1,299,772	1,339,319	1,272,101
Total partners’ capital	1,917,299	2,034,792	2,042,241	2,197,753	2,345,825
Receivable due from General Partner	11,056	193,584	492,709	588,185	375,124
Number of OP units outstanding	184,281	182,448	179,909	179,909	166,163
Other Data:
Total apartments owned (at end of year) (b)	21,660	23,160	23,351	23,351	23,351
Cash Flow Data:
Cash provided by operating activities	$201,095	$156,071	$146,604	$157,333	$168,660
Cash provided by/(used in) investing activities	4,273	(226,980)	(59,458)	129,628	81,993
Cash (used in)/provided by financing activities	(203,268)	70,693	(86,668)	(290,109)	(247,150)

(a)
Reclassified to conform to current year presentation in accordance with generally accepted accounting principles, as described in Note 4 to the Consolidated Financial Statements included in this Report.

(b)	Includes amounts classified as Held for Sale, where applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Forward-Looking Statements
This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy, and rental expense growth. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unfavorable changes in the apartment market, changing economic conditions, the impact of inflation/deflation on rental rates and property operating expenses, expectations concerning availability of capital and the stabilization of the capital markets, the impact of competition and competitive pricing, acquisitions, developments and redevelopments not achieving anticipated results, delays in completing developments, redevelopments and lease-ups on schedule, expectations on job growth, home affordability an demand/supply ratio for multifamily housing, expectations concerning development and redevelopment activities, expectations on occupancy levels, expectations concerning the Vitruvian Park® development, expectations concerning the joint ventures with third parties, expectations that automation will help grow net operating income, and expectations on annualized net operating income.
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
The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements and the accompanying notes for the years ended December 31, 2012, 2011 and 2010 of each of UDR, Inc. and United Domination Realty, L.P.

UDR, INC.:
Business Overview
We are a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. We were formed in 1972 as a Virginia corporation. In June 2003, we changed our state of incorporation from Virginia to Maryland. Our subsidiaries include an operating partnership United Dominion Realty, L.P., a Delaware limited partnership. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “the Company,” or “UDR” refer collectively to UDR, Inc., its subsidiaries and its consolidated joint ventures.
At December 31, 2012, our consolidated real estate portfolio included 145 communities with 41,571 apartment homes, and our total real estate portfolio, inclusive of our unconsolidated communities, included an additional 39 communities with 9,558 apartment homes.
At December 31, 2012, the Company is developing eight wholly-owned communities with 2,622 apartment homes, 76 of which have been completed.
At December 31, 2012, the Company is redeveloping four wholly-owned communities with 2,253 apartment homes, 602 of which have been completed.

The following table summarizes our market information by major geographic markets as of and for the year ended December 31, 2012.

		As of December 31, 2012			Year Ended December 31, 2012
	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying (in thousands)	Average Physical Occupancy	Total Income per Occupied Home (a)	Net Operating Income (in thousands)
Same Communities
Western Region
Orange County, CA	10	3,290	7.5%	$603,144	94.9%	$1,621	$43,450
Seattle, WA	11	2,165	5.9%	472,485	96.0%	1,414	24,377
San Francisco, CA	7	1,477	4.6%	367,362	96.4%	2,386	30,518
Los Angeles, CA	5	919	3.7%	294,780	95.1%	2,023	13,706
Monterey Peninsula, CA	7	1,565	2.0%	157,245	93.5%	1,111	13,033
Inland Empire, CA	2	654	1.3%	101,497	94.3%	1,434	7,389
Portland, OR	3	716	0.9%	71,419	95.0%	1,043	5,677
Sacramento, CA	2	914	0.9%	69,936	92.7%	885	5,798
San Diego, CA	2	366	0.7%	56,516	95.0%	1,413	3,892
Mid-Atlantic Region
Washington D.C.	10	3,516	8.3%	671,235	97.0%	1,744	48,673
Baltimore, MD	11	2,301	3.7%	303,088	96.5%	1,428	26,983
Richmond, VA	4	1,358	1.7%	136,785	95.4%	1,172	13,512
Norfolk, VA	6	1,438	1.1%	87,397	94.5%	989	10,850
Other Mid-Atlantic	1	168	0.2%	12,173	95.7%	987	1,227
Southeastern Region
Tampa, FL	10	3,452	4.1%	326,379	96.0%	1,042	26,038
Orlando, FL	11	3,167	3.5%	279,686	95.7%	964	22,668
Nashville, TN	8	2,260	2.2%	185,266	96.9%	948	16,773
Other Florida	1	636	1.0%	78,876	95.0%	1,246	5,739
Southwestern Region
Dallas, TX	8	2,725	3.5%	285,664	96.2%	1,027	19,610
Austin, TX	1	390	0.7%	60,919	96.3%	1,282	3,207
Northeast Region
Boston, MA	2	346	1.7%	142,597	96.2%	2,774	$7,621
Total/Average Same Communities	122	33,823	59.2%	4,764,449	95.7%	$1,331	350,741
Non Mature, Commercial Properties & Other	22	7,672	34.7%	2,800,331			153,952
Total Real Estate Held for Investment	144	41,495	93.9%	7,564,780			504,693
Real Estate Under Development (b)	1	76	6.1%	491,048			(493)
Total Real Estate Owned	145	41,571	100.0%	8,055,828			$504,200
Total Accumulated Depreciation				(1,924,682)
Total Real Estate Owned, Net of Accumulated Depreciation				$6,131,146

(a)	Total Income per Occupied Home represents total revenues divided by the product of occupancy and the number of mature apartment homes.

(b)	The Company is currently developing eight wholly-owned communities with 2,622 apartment homes, 76 of which have been completed.

We report in two segments: Same Communities and Non-Mature/Other Communities. Our Same Communities segment includes those communities acquired, developed, and stabilized prior to January 1, 2011 and held as of December 31, 2012. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months. Our Non-Mature/Other Communities segment includes those communities that were acquired or developed in 2011 or 2012, sold properties, redevelopment properties, consolidated joint venture properties, and the non-apartment components of mixed use properties.
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
We expect to meet our short-term liquidity requirements generally through net cash provided by operations and borrowings under credit agreements. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, the repayment of financing on development activities, and potential property acquisitions, through secured and unsecured borrowings, the issuance of debt or equity securities, and the disposition of properties. We believe that our net cash provided by operations and borrowings under credit agreements will continue to be adequate to meet both operating requirements and the payment of dividends by the Company in accordance with REIT requirements. Likewise, the budgeted expenditures for improvements and renovations of certain properties are expected to be funded from property operations, borrowings under credit agreements, the issuance of debt or equity securities, and disposition of properties.
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

In March 2011, the Company entered into an equity distribution agreement under which the Company could offer and sell up to 20 million shares of its common stock over time to or through its sales agents. In September 2011, the Company entered into a new equity distribution agreement in connection with filing a new registration statement on Form S-3. The new equity distribution agreement replaced the March 2011 agreement, and no material changes were made to the equity distribution agreement. On April 4, 2012, the Company entered into a new equity distribution agreement, under which the Company could offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents. During the year ended December 31, 2012, we sold all of the remaining 8,640,969 shares of common stock through these programs for aggregate gross proceeds of approximately $222.1 million at a weighted average price per share of $25.18. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $4.5 million, were approximately $217.6 million, and were used to fund development and redevelopment activities, for working capital and for general corporate purposes.
On May 31, 2012, the Company completed the redemption of all outstanding shares of its 6.75% Series G Cumulative Redeemable Preferred Stock. A total of 3,264,362 shares of the Series G Preferred Stock were redeemed at a redemption price of $25 per share in cash, plus accrued and unpaid dividends to the redemption date for a total cost of $82.1 million.
On June 4, 2012, the Company closed a public offering of 19,000,000 shares of its common stock, in addition to 2,850,000 shares sold as a result of the underwriters’ exercise of their overallotment option in full at the closing, at a price of $25.70 per share, for gross proceeds of approximately $561.5 million and net proceeds of approximately $538.8 million after underwriting discounts and commissions and estimated offering expenses. Proceeds from the sale of shares through this offering were used to repay approximately $363.9 million of the Company’s 3.3% (weighted average interest rate) secured debt with various maturities from 2012 - 2014, to redeem all of its outstanding Series G Preferred Stock, to repay a portion of indebtedness outstanding under its unsecured credit facility, and the balance for working capital and general corporate purposes.
Future Capital Needs
Future development and redevelopment expenditures may be funded through unsecured or secured credit facilities, proceeds from the issuance of equity or debt securities, the sale of properties and, to a lesser extent, from cash flows provided by operating activities.
During 2013, we have approximately $50.4 million of secured debt maturing, inclusive of principal amortization, and $121.5 million of unsecured debt maturing. We anticipate repaying that debt with cash flow from our operations and debt and equity offerings.
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
Total capital expenditures, which in aggregate include recurring capital expenditures and major renovations, of $157.3 million or $3,576 per stabilized home were spent on all of our communities, excluding development and commercial properties, for the year ended December 31, 2012 as compared to $81.9 million or $1,706 per home for the comparable period in prior year.
The increase in total capital expenditures was primarily due to:

•
an increase in major renovations. Major renovations of $104.3 million or $2,370 per home were spent for the year ended December 31, 2012 as compared to $30.0 million or $625 per home for the comparable period in the prior year. Major renovations for the year ended December 31, 2012 were primarily attributable to the redevelopment of four wholly-owned communities (2,253 homes) with a budget of $171.4 million of which we have $75.0 million of costs incurred at December 31, 2012; and

•
an increase of 47.0% or $3.4 million in revenue-enhancing capital expenditures, such as kitchen and bath remodels, on our existing operating portfolio, and an increase of 7.5% or $970,000 in turnover-related expenditures for floor coverings and appliances.

These increases were partially offset by a decrease in total recurring capital expenditures. Total recurring capital expenditures of $42.2 million or $960 per stabilized home were spent for the year ended December 31, 2012 as compared to $44.6 million or $928 per stabilized home for the comparable period in the prior year, which was primarily due to a 10.4% or $3.3 million decrease in asset preservation expenditures.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, and commercial properties, for the years ended December 31, 2012 and 2011:

				Per Home
	Year Ended December 31,			Year Ended December 31,
	(dollars in thousands)
	2012	2011	% Change	2012	2011	% Change
Turnover capital expenditures	$13,875	$12,905	7.5%	$315	$269	17.1%
Asset preservation expenditures	28,374	31,658	(10.4)%	645	659	(2.1)%
Total recurring capital expenditures	42,249	44,563	(5.2)%	$960	928	3.4%
Revenue-enhancing improvements	10,772	7,330	47.0%	245	153	60.1%
Major renovations	104,280	29,992	247.7%	2,370	625	279.2%
Total capital expenditures	$157,301	$81,885	92.1%	$3,576	$1,706	109.6%
Repair and maintenance expense	$36,158	$37,588	(3.8)%	$821	$789	4.1%
Average stabilized home count	43,992	48,005
We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement. Recurring capital expenditures during 2013 are projected to be approximately $1,020 per home.

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
We use the equity method to account for investments that qualify as variable interest entities where we are not the primary beneficiary and entities that we do not control or where we do not own a majority of the economic interest but have the ability to exercise significant influence over the operating and financial policies of the investee. Throughout our financial statements, and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we use the term “joint venture” when referring to investments in entities in which we do not have a 100% ownership interest. The Company also uses the equity method when we function as the managing member and our joint venture partner has substantive participating rights or where we can be replaced by our joint venture partner as managing member without cause. For a joint venture accounted for under the equity method, our share of net earnings or losses is reflected as income/loss when earned/incurred and distributions are credited against our investment in the joint venture as received.

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

In October 2012, Hurricane Sandy hit the East Coast, affecting three of the Company’s operating communities (1,706 apartment homes) located in New York City. The properties suffered some physical damage, and based on management’s estimates, the Company recognized a $9.0 million impairment charge for the damaged assets’ net book value during the year ended December 31, 2012. See Note 15, Hurricane Related Charges of UDR’s Consolidated Financial Statements for additional information.

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

REIT Status

We are a Maryland corporation that has elected to be treated for federal income tax purposes as a REIT. A REIT is a legal entity that holds interests in real estate and is required by the Code to meet a number of organizational and operational requirements, including a requirement that a REIT must distribute at least 90% of our REIT taxable income (other than our net capital gain) to our stockholders. If we were to fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at the regular corporate rates and may not be able to qualify as a REIT for four years. Based on the net earnings reported for the year ended December 31, 2012 in our Consolidated Statements of Operations, we would have incurred federal and state GAAP income taxes if we had failed to qualify as a REIT.
Statements of Cash Flow
The following discussion explains the changes in net cash provided by operating activities, net cash used in investing activities, and net cash (used in)/provided by financing activities that are presented in our Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010.
Operating Activities
For the year ended December 31, 2012, our net cash flow provided by operating activities was $317.3 million compared to $244.2 million for the comparable period in 2011. The increase in cash flow from operating activities is primarily due to an increase in property net operating income from our apartment community portfolio and changes in operating assets and operating liabilities.

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
Investing Activities
For the year ended December 31, 2012, net cash used in investing activities was $209.4 million compared to $1.1 billion for the comparable period in 2011. The decrease in net cash used for investing activities was due to changes in the level of investment activities, which reflect our strategy as it relates to our investments in joint ventures, acquisitions, dispositions, capital expenditures, and development activities, all of which are discussed in further detail throughout this Report.

For the year ended December 31, 2011, net cash used in investing activities was $1.1 billion compared to net cash used in investing activities of $583.8 million for 2010. The change relates to acquisitions of real estate assets and investments in unconsolidated joint ventures, which are discussed in further detail throughout this Report.
Acquisitions
During the year ended December 31, 2012, the Company acquired the remaining 80% ownership interests in two apartment communities (633 homes) located in Austin, Texas for $11.7 million from its joint venture partner.
In addition, the Company also acquired two parcels of land for development in San Francisco, California and Boston, Massachusetts for a total purchase price of $77.2 million. These land parcels were originally acquired as part of our investment in two development joint ventures. (See additional information under “Consolidated Joint Ventures” of this section.)

For the year ended December 31, 2011, the Company acquired eight apartment communities located in New York, New York; Boston, Massachusetts; Washington, D.C.; and San Francisco, California for a total gross purchase price of $1.5 billion. During the same period, the Company also acquired land located in Huntington Beach, California; Addison, Texas; and Boston, Massachusetts for a gross purchase price of $34.3 million.
Our long-term strategic plan is to continue achieving greater operating efficiencies by investing in target locations in core markets. As a result, we have been seeking to expand our interests in communities located in the Boston, Massachusetts; California; Washington, D.C.; New York, New York; and Seattle, Washington markets. We believe these markets will provide the best investment returns. Markets will be targeted based upon defined criteria including above average job growth, low single-family home ownership affordability and limited new supply for multifamily housing, which are three key drivers to strong rental growth.
Real Estate Under Development and Redevelopment
At December 31, 2012, our development pipeline consists of eight wholly-owned communities (2,622 homes) with a budget of $1.0 billion in which we have a carrying value of $491.0 million. The estimated completion dates for these communities will be through the second quarter of 2015.

At December 31, 2012, the Company is redeveloping four wholly-owned communities with 2,253 apartment homes, 602 of which have been completed. The estimated completion dates for these communities will be through the third quarter of 2014.

For the year ended December 31, 2012, we invested approximately $246.9 million and $144.9 million in development and redevelopment projects, respectively, an increase of $148.2 million and $53.4 million, respectively, from our 2011 level of $98.7 million and $91.5 million, respectively.
Consolidated Joint Ventures
In 2011, the Company invested in a joint venture with an unaffiliated third party to acquire and redevelop Beach Walk, an existing commercial property, into a 173 apartment home community in Huntington Beach, California. At closing, the Company contributed $9.0 million and owned a 90% controlling interest in the investment. Under the terms of the operating agreement, our partner was required to achieve certain criteria as it relates to the entitlement process. If the criteria were met on or before 730 days after the site plan application was deemed complete by the City of Huntington Beach, the Company was obligated to contribute an additional $3.0 million to the joint venture for distribution to our partner. At the acquisition date, the Company accrued and capitalized $3.0 million related to the contingent consideration, which represented the difference between fair value of the property of $9.8 million on the formation date and the estimated fair value of the underlying property upon completion of the entitlement process of $12.8 million. The Company estimated the fair value based on Level 3 inputs utilized in a third party valuation. In 2012, the Company paid the joint venture partner a total of $4.1 million for its 10% non-controlling interest and settlement of the contingent consideration.
In January 2012, the Company formed a joint venture with an unaffiliated third party to acquire 399 Fremont (land for future development) in San Francisco, California. At closing, UDR owned a non-controlling interest of 92.5% in the joint venture. The Company’s total investment was $55.5 million, which consists of its initial investment of $37.3 million and an option to exercise its right to acquire its partner’s 7.5% ownership interest in the joint venture. In October 2012, the Company exercised its option and paid $13.5 million. In January 2013, the Company subsequently acquired its partner’s 7.5% ownership interest for $4.7 million.

In May 2012, the Company formed a joint venture with an unaffiliated third party to acquire Pier 4 (land for future development) in Boston, Massachusetts. At closing, UDR owned a 98.0% interest in the joint venture. The Company’s total investment of $26.6 million consists of our initial investment and the acquisition of its partner’s 2.0% ownership interest in the joint venture.
In September 2012, the Company formed a joint venture with an unaffiliated third party to acquire 3032 Wilshire (land for future development) in Santa Monica, California. At closing and at December 31, 2012, UDR owned a controlling interest of 95% in the joint venture for an initial investment of $10.3 million.
In October 2012, the Company formed a joint venture with an unaffiliated third party to acquire 2919 Wilshire (land for future development) in Santa Monica, California. At closing and at December 31, 2012, UDR owned a controlling interest of 95% in the joint venture for an initial investment of $7.0 million.
Unconsolidated Joint Ventures
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures consisting of our proportionate share of the net earnings or loss of the joint ventures. In addition, we may earn fees for providing management services to the unconsolidated joint ventures. As of December 31, 2012, UDR had investments in the following unconsolidated joint ventures which are accounted for under the equity method of accounting.
The following table summarizes the Company’s investment in unconsolidated joint ventures as of December 31, 2012 and 2011 (dollar amounts in thousands):

Joint Venture	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at December 31,		UDR’s Ownership Interest
				2012	2011

Operating
UDR/MetLife I (a)	Various	14 Communities	2,547	$75,129	$133,843	13.3%
		8 Land Parcels	N/A			4.3%
UDR/MetLife II (b)	Various	13 Communities	2,752	327,001	—	50.0%
Lodge at Stoughton (c)	Stoughton, MA	1 Community	240	16,311	17,213	95.0%
KFH (d)	Washington D.C.	3 Communities	660	29,663	34,146	30.0%
Texas JV (e)	Texas	8 Communities	3,359	3,457	7,138	20.0%

Development
13th & Market	San Diego, CA	1 Community	264	29,930	12,115	95.0%
Domain College Park	College Park, MD	1 Community	256	25,546	8,585	95.0%

Total Investment in Unconsolidated Joint Ventures				$507,037	$213,040
(a) Under the terms of UDR/MetLife I, UDR acts as the general partner with significant participating rights held by our partner, and earns fees for property management, asset management, and financing transactions.
In 2010, the Company acquired from the Hanover Company (“Hanover”) its ownership interest in the joint venture for $100.8 million consisting of $71.8 million in cash, which included associated transaction costs, and a $30 million note payable to Hanover. UDR agreed to pay the $30 million balance to Hanover in two interest free installments in the amounts of $20 million (paid in 2011) and $10 million (paid in 2012) on the first and second anniversaries of the closing, respectively. The $30 million payable was recorded at its present value of $29 million using an effective interest rate of 2.67%. At December 31, 2012 and 2011, the net carrying value of the payable was $0 and $9.8 million, respectively. Interest expense of $207,000, $697,000, and $129,000 was recorded during the years ended December 31, 2012, 2011, and 2010 respectively.

UDR’s inital cost of its equity investment of $100.8 million differed from the proportionate share in the underlying net assets of UDR/MetLife I of $111.4 million. The difference of $10.6 million was attributable to certain assets and adjustments that were allocated to UDR’s proportionate share in UDR/MetLife I’s buildings of $8.4 million, land of $3.9 million, and $(1.6) million of lease intangible assets. With the exception of land, the difference related to buildings is accreted and recorded as a component of loss from unconsolidated entities over 45 years and the difference related to lease intangible assets was amortized and recorded as a component of loss from unconsolidated entities over 11 months with the offset to the Company’s carrying value of its equity investment. During the year ended December 31, 2012, the Company recorded $184,000 of net accretion. During the years ended December 31, 2011 and 2010, the Company recorded $1.1 million and $264,000 of amortization, respectively.

In November 2012, the Company exchanged its 12% ownership interest in four operating communities and 3.1% ownership in two land parcels in UDR/MetLife I, and paid MetLife $10.0 million in cash for an additional 41% ownership interest in The Olivian, a high-rise building located in downtown Seattle, bringing UDR’s ownership interest in The Olivian to 50%. The community was contributed to UDR/MetLife II. The properties and land parcels in which UDR exchanged its ownership interest are located in Houston, Texas; Tampa, Florida; Charlotte, North Carolina; and Chicago, Illinois. UDR will continue to fee manage the four operating communities.

(b) In January 2012, the Company formed a new real estate joint venture, UDR/MetLife II, with MetLife wherein each party owns a 50% interest. The 12 communities in the joint venture include seven from UDR/MetLife I while the remaining five operating communities were newly acquired by UDR/MetLife II. The newly acquired communities, collectively known as Columbus Square, are recently developed, high-rise apartment buildings located on the Upper West Side of Manhattan and were purchased for $637.5 million. The Company serves as the general partner with significant participating rights held by our partner. The Company earns property management, asset management and financing fees. Our initial investment was $327.1 million, which consisted of $293.5 million of cash paid and $33.6 million of our equity in the seven communities transferred from UDR/MetLife I. (Of the $293.5 million of cash paid for its investment, the Company paid $80.4 million of purchase deposits for the acquisition of Columbus Square in 2011.)
(c) During the year ended December 31, 2012, the Company loaned the joint venture $24.5 million to repay a secured loan with an unaffiliated third party. The loan with the joint venture has terms similar to the original loan. (See Note 2, Significant Accounting Policies for further discussion on terms of the related party note.)
(d) UDR is a partner with an unaffiliated third party, which formed a joint venture for the investment of up to $450 million in multifamily properties located in key, high barrier to entry markets. The partners will contribute equity of $180 million of which the Company’s maximum equity will be 30% or $54 million when fully invested.
(e) UDR is a partner with an unaffiliated third party which owns and operates apartment communities located in Texas. UDR initially contributed cash and a property equal to 20% of the fair value of ten properties (3,992 homes). The unaffiliated member contributed cash equal to 80% of the fair value of the properties, which was then used to purchase nine operating properties from UDR. During the year ended December 31, 2012, the Company acquired the remaining 80% ownership interests in two apartment communities (633 homes) in Austin, Texas for $11.7 million from the joint venture.
For additional information regarding these joint ventures, see Note 5, Joint Ventures, in the Consolidated Financial Statements of UDR, Inc. included in this Report.

Disposition of Investments

In 2012, UDR sold 21 apartment communities, which had 6,507 apartment homes for a total sales price of $609.4 million. UDR recognized gains (before tax) of $260.4 million, which is included in discontinued operations. Proceeds were used primarily to fund development and redevelopment activity and reduce debt.

In 2011, UDR sold 18 apartment home communities (4,488 homes), which included six apartment home communities (1,418 homes) sold in conjunction with an asset exchange in April 2011, for a total sales price of $593.4 million. UDR recognized gains for financial reporting purposes of $138.5 million, which is included in discontinued operations. In 2010, UDR sold a 149 apartment home community for a sales price of $21.2 million. Proceeds from the sale were used primarily to acquire apartment home communities and reduce debt.

We plan to continue to pursue our strategy of exiting markets where long-term growth prospects are limited and redeploying capital to target locations in core markets we believe will provide the best investment returns.

Financing Activities
For the year ended December 31, 2012, our net cash (used in)/provided by financing activities was $(108.3) million compared to $812.0 million for the comparable period of 2011.
The following significant financing activities occurred during the year ended December 31, 2012:

•
repaid $491.9 million of secured debt. The $491.9 million of secured debt includes $157.2 million of construction loans, which were due at various dates ranging from November 2012 through October 2014 with variable interest rates ranging from 2.23% to 2.46% and with a fixed interest rate of 3.25%, repayment of $212.5 million of credit facilities, which were due at various dates ranging from April 2012 through May 2017 with variable interests rates ranging from 0.75% to 2.85% and with fixed interest rates ranging from 4.86% to 6.12%, and $122.2 million of mortgage payments, which were due at various dates ranging from August 2012 through June 2032 with fixed interest rates ranging from 3.43% to 6.76% and a variable interest rate of 1.84%;

•
repaid $445.0 million of unsecured debt, which includes $100 million of 5.00% Medium Term Notes due January 2012, and net payments of $345.0 million were applied toward borrowings under the Company’s $900 million revolving credit facility;

•	issued $400 million in 4.625% Medium Term Notes due January 2022 with a discount of $3.6 million;

•
in September 2011, the Company entered into an equity distribution agreement in connection with filing a new registration statement on Form S-3. The equity distribution agreement replaced the prior equity distribution agreement, under which the Company could offer and sell up to 20 million shares of its common stock over time to or through its sales agents, and no material changes were made to the equity distribution agreement. On April 4, 2012, the Company entered into a new equity distribution agreement, under which the Company could offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents. During the year ended December 31, 2012, we sold 8,640,969 shares of common stock through these programs for aggregate gross proceeds of approximately $222.1 million at a weighted average price per share of $25.18. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $4.5 million, were approximately $217.6 million, and were used to fund development and redevelopment activities, for working capital and for general corporate purposes;

•
in May 2012, the Company completed the redemption of all outstanding shares of its 6.75% Series G Cumulative Redeemable Preferred Stock. A total of 3,264,362 shares of the Series G Preferred Stock was redeemed at a redemption price of $25 per share in cash, plus accrued and unpaid dividends to the redemption date for a total cost of $82.1 million; and

•
in June 2012, the Company closed a public offering of 19,000,000 shares of its common stock, in addition to 2,850,000 shares sold as a result of the underwriters’ exercise of their overallotment option in full at the closing, at a price of $25.70 per share, for gross proceeds of approximately $561.5 million and net proceeds of approximately $538.8 million after underwriting discounts and commissions and estimated offering expenses.

Credit Facilities
As of December 31, 2012 and 2011, we have secured credit facilities with Fannie Mae with an aggregate commitment of $931.3 million with $842.5 million outstanding. The Fannie Mae credit facilities are for an initial term of 10 years (maturing at various dates from May 2017 through December 2019) and bear interest at floating and fixed rates. We have $631.1 million of the funded balance fixed at a weighted average interest rate of 5.11% and the remaining balance on these facilities is currently at a weighted average variable rate of 2.07% at December 31, 2012. We had $744.5 million of the funded balance fixed at a weighted average interest rate of 5.14% and $310.5 million was at a weighted average variable rate of 1.63% as of December 31, 2011.

As of December 31, 2012, we have a $900 million unsecured revolving credit facility that matures in October 2015. The credit facility has a one-year extension option, and contains an accordion feature that allows us to increase the facility to $1.35 billion. Based on the Company’s current credit ratings, the credit facility carries an interest rate equal to LIBOR plus a spread of 122.5 basis points and a facility fee of 22.5 basis points. As of December 31, 2012, we had $76.0 million outstanding borrowings under the credit facility, leaving $824 million of unused capacity (excluding $3.9 million of letters of credit). As of December 31, 2011, we had $421 million of borrowing outstanding under the credit facility leaving $479 million of unused capacity (excluding $3.6 million of letters of credit).

The Fannie Mae credit facilities and the bank unsecured revolving credit facility are subject to customary financial covenants and limitations. As of December 31, 2012, we were in compliance with all financial covenants under these credit facilities.
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $454.5 million in variable rate debt that is not subject to interest rate swap contracts as of December 31, 2012. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $6.6 million based on the average balance outstanding during the year.
These amounts are determined by considering the impact of hypothetical interest rates on our borrowing cost. These analysis do not consider the effects of the adjusted level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure.
The Company also utilizes derivative financial instruments to manage interest rate risk and generally designates these financial instruments as cash flow hedges. See Note 12, Derivatives and Hedging Activities, in the Notes to the Consolidated Financial Statements for additional discussion of derivate instruments.
Funds from Operations, Funds from Operations as Adjusted, and Adjusted Funds from Operations
Funds from operations (“FFO”) is defined as net income (computed in accordance with generally accepted accounting principles, or “GAAP”), excluding impairment write-downs of depreciable real estate or of investments in non-consolidated investees that are driven by measurable decreases in the fair value of depreciable real estate held by the investee, gains (or losses) from sales of depreciable property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. This definition conforms with the National Association of Real Estate Investment Trust’s (“NAREIT”) definition issued in April 2002. We consider FFO a useful metric for investors as we use FFO in evaluating property acquisitions and our operating performance, and believe that FFO should be considered along with, but not as an alternative to, net income and cash flow as a measure of our activities in accordance with generally accepted accounting principles. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.
Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance and defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. During the year ended December 31, 2012, UDR chose to exclude from the calculation of FFO a one-time tax benefit of $21.5 million from TRS, and a tax provision of $6.6 million associated with a gain on the sale of properties from the TRS. The benefit related to the reversal of a deferred tax valuation allowance has been excluded from FFO due to its nonrecurring nature. The use of FFO, combined with the required presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. We generally consider FFO to be a useful measure for reviewing our comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO can help one compare the operating performance of a Company’s real estate between periods or as compared to different companies. We believe that FFO is the best measure of economic profitability for real estate investment trusts.
In the computation of diluted FFO, OP Units, unvested restricted stock, stock options, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive; therefore, they are included in the diluted share count.
Activities of our taxable REIT subsidiary (“TRS”), RE3 include development and land entitlement. TRS tax benefits and gain on sales, net of taxes, is defined as net sales proceeds less a tax provision and the gross investment basis of the asset before accumulated depreciation. To determine whether gains from the TRS will be included in FFO, the Company considers whether the operating asset has been a short term investment. We consider FFO with the TRS recurring tax benefits and gain on sales, net of taxes and any related valuation allowance release, to be a meaningful supplemental measure of performance because the short-term use of funds produce a profit that differs from the traditional long-term investment in real estate for REITs.
FFO as Adjusted is defined as FFO excluding the impact of acquisition-related costs and other non-recurring items including, but not limited to, prepayment costs/benefits associated with early debt retirement, gains on sales of marketable securities and taxable REIT subsidiary property, storm-related expenses, severance costs and legal costs.

Adjusted FFO, or “AFFO”, is defined as FFO as Adjusted less recurring capital expenses. Management considers AFFO a useful metric for investors as it is more indicative of the Company’s recurring operational cash flow than FFO or FFO as Adjusted.

The following table outlines our reconciliation of net income/(loss) attributable to UDR, Inc. to FFO, FFO as Adjusted, and AFFO for the years ended December 31, 2012, 2011, and 2010 (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Net income/(loss) attributable to UDR, Inc.	$212,177	$20,023	$(102,899)
Distributions to preferred stockholders	(6,010)	(9,311)	(9,488)
Real estate depreciation and amortization, including discontinued operations	350,400	370,343	303,446
Net income/(loss) attributable to redeemable non-controlling interests in OP	7,986	395	(3,835)
Net income attributable to non-controlling interests	140	167	146
Real estate depreciation and amortization on unconsolidated joint ventures	32,531	11,631	5,698
Net gain on the sale of depreciable property in discontinued operations, excluding TRS	(243,805)	(123,217)	(4,048)
Tax benefit of taxable REIT subsidiary	(21,530)	—	—
(Premium)/discount on preferred stock repurchases, net	(2,791)	(175)	25
Funds from operations (“FFO”) — basic	$329,098	$269,856	$189,045
Distribution to preferred stockholders — Series E (Convertible)	3,724	3,724	3,726
Funds from operations — diluted	$332,822	$273,580	$192,771
FFO per common share — basic	$1.33	$1.29	$1.10
FFO per common share — diluted	$1.32	$1.28	$1.09
Weighted average number of common shares and OP Units outstanding — basic	248,262	208,896	171,569
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	252,659	214,086	176,900

Impact of adjustments to FFO:
Acquisition-related costs (including joint ventures)	2,762	6,076	2,865
Joint venture financing and acquisition fee	—	(2,335)	(982)
(Benefit)/costs associated with debt extinguishment and tender offer	(277)	4,602	(3,521)
Redemption of preferred stock	2,791	175	(25)
Gains on sale of TRS property and marketable securities	(7,749)	(9,780)	—
Severance costs and other restructuring expense	733	1,342	6,803
Hurricane-related charges, net	9,262	—	567
	$7,522	$80	$5,707

FFO, diluted	332,822	273,580	192,771
FFO as Adjusted, diluted	$340,344	$273,660	$198,478

FFO as Adjusted per common share, diluted	$1.35	$1.28	$1.12

Recurring capital expenditures	(42,249)	(44,563)	(32,066)
AFFO	$298,095	$229,097	$166,412

AFFO per common share, diluted	$1.18	$1.07	$0.94

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the years ended December 31, 2012, 2011, and 2010 (shares in thousands):

	Year Ended December 31,
	2012	2011	2010
Weighted average number of common shares and OP units outstanding basic	248,262	208,896	171,569
Weighted average number of OP units outstanding	(9,411)	(7,602)	(5,712)
Weighted average number of common shares outstanding - basic per the Consolidated Statements of Operations	238,851	201,294	165,857

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	252,659	214,086	176,900
Weighted average number of OP units outstanding	(9,411)	(7,602)	(5,712)
Weighted average incremental shares from assumed conversion of stock options	(1,213)	(1,297)	(1,637)
Weighted average incremental shares from unvested restricted stock	(148)	(857)	(658)
Weighted average number of Series E preferred shares outstanding	(3,036)	(3,036)	(3,036)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	238,851	201,294	165,857
FFO also does not represent cash generated from operating activities in accordance with GAAP, and therefore should not be considered an alternative to net cash flows from operating activities, as determined by GAAP, as a measure of liquidity. Additionally, it is not necessarily indicative of cash availability to fund cash needs. A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$317,341	$244,236	$214,180
Net cash used in investing activities	(209,385)	(1,053,182)	(583,754)
Net cash (used in)/provided by financing activities	(108,344)	811,963	373,075

Results of Operations
The following discussion includes the results of both continuing and discontinued operations for the periods presented.
Net Income/(Loss) Attributable to Common Stockholders
2012 -vs- 2011
Net income attributable to common stockholders was $203.4 million ($0.85 per diluted share) for the year ended December 31, 2012 as compared to a net income of $10.5 million ($0.05 per diluted share) for the comparable period in the prior year. The increase in net income attributable to common stockholders for the year ended December 31, 2012 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•
an increase in disposition gains in 2012 as compared to 2011. The Company recognized gains (before tax) of $260.4 million and $138.5 million on the sale of 21 and 18 communities during the years ended December 31, 2012 and 2011, respectively;

•	an increase in income tax benefit of the TRS resulting from the reversal of a net deferred tax asset valuation allowance during the year ended December 31, 2012;

•
a decrease in depreciation expense from communities sold in 2012 and 2011, which was partially offset by an increase in depreciation expense due to the Company’s acquisition of eight operating communities in 2011, and the completion of development communities in 2011 and 2012 and redevelopment communities in 2011; and

•	an increase in our net operating income primarily due to the Company’s acquisition of eight operating communities in 2011.

The increases to our net income attributable to common stockholders were partially offset by:

•	an increase in hurricane-related charges net, resulting from the effects of Hurricane Sandy on three of our New York, New York communities.

2011 -vs- 2010

Net income attributable to common stockholders was $10.5 million ($0.05 per diluted share) for the year ended December 31, 2011 as compared to net loss attributable to common stockholders of $112.4 million ($0.68 per diluted share) for the comparable period in the prior year. The increase in net income attributable to common stockholders for the year ended December 31, 2011 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•
an increase in disposition gains in 2011 as compared to 2010. The Company recognized gains of $138.5 million and $4.1 million during the years ended December 31, 2011 and 2010, respectively, on the sale of 18 apartment home communities and one community, respectively; and

•	an increase in our net operating income.

The increases to our net income attributable to common stockholders were partially offset by:

•
an increase in depreciation expense primarily due to the Company’s acquisition of eight apartment communities during the year ending December 31, 2011, and the completion of redevelopment and development communities in 2010 and 2011.

Apartment Community Operations
Our net income results primarily from net operating income (“NOI”) generated from the operation of our apartment communities. The Company defines NOI, which is a non-GAAP financial measure, as rental income less direct property rental expenses. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI is property management expense which is calculated as 2.75% of property revenue to cover the regional supervision and accounting costs related to consolidated property operations and land rent.

The following table summarizes the operating performance of our total property NOI (which includes discontinued operations) for each of the periods presented (dollars in thousands):

	Year Ended December 31, (a)			Year Ended December 31, (b)
	2012	2011	% Change	2011	2010	% Change
Same Store Communities:
Same store rental income	$516,828	$490,674	5.3%	$457,871	$439,539	4.2%
Same store operating expense (c)	(166,087)	(161,569)	2.8%	(150,685)	(148,234)	1.7%
Same store NOI	350,741	329,105	6.6%	307,186	291,305	5.5%

Non-Mature Communities NOI:
Acquired communities NOI	60,732	31,333	93.8%	49,711	8,345	495.7%
Sold or held for sale communities NOI	19,750	67,239	(70.6)%	67,239	74,022	(9.2)%
Developed communities NOI	7,948	6,612	20.2%	8,591	2,571	234.2%
Redeveloped communities NOI	47,426	36,127	31.3%	37,762	23,743	59.0%
Commercial NOI and other	17,603	14,344	22.7%	14,271	11,078	28.8%
Total non-mature communities NOI	153,459	155,655	(1.4)%	177,574	119,759	48.3%

Total Property NOI	$504,200	$484,760	4.0%	$484,760	$411,064	17.9%

(a) Same-store consists of 33,823 apartment homes.
(b) Same-store consists of 32,221 apartment homes.
(c) Excludes depreciation, amortization, and property management expenses.
The following table is our reconciliation of total property NOI to net income/(loss) attributable to UDR, Inc. as reflected, for both continuing and discontinued operations, for the periods presented (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Total property NOI	$504,200	$484,760	$411,064
Non-property income	15,435	17,422	14,347
Real estate depreciation and amortization	(350,400)	(370,343)	(303,446)
Interest expense	(138,792)	(158,333)	(150,796)
Hurricane-related charges, net	(8,495)	—	—
General and administrative and property management	(63,960)	(66,016)	(62,675)
Severance costs and other restructuring charges	(733)	(1,342)	(6,803)
Other depreciation and amortization	(4,105)	(3,931)	(4,843)
Other operating expenses	(5,748)	(6,217)	(5,848)
Loss from unconsolidated entities	(8,579)	(6,352)	(4,204)
Tax benefit/(expense) of taxable REIT subsidiary	21,076	(7,571)	2,533
Redeemable non-controlling interests in OP	(7,986)	(395)	3,835
Non-controlling interests	(140)	(167)	(146)
Net gain on sale of properties	260,404	138,508	4,083
Net income/(loss) attributable to UDR, Inc.	$212,177	$20,023	$(102,899)

Same Store Communities
2012 -vs- 2011
Our same store community properties (those acquired, developed, and stabilized prior to January 1, 2011 and held on December 31, 2012) consisted of 33,823 apartment homes and provided 70% of our total NOI for the year ended December 31, 2012.
NOI for our same store community properties increased 6.6% or $21.6 million for the year ended December 31, 2012 compared to the same period in 2011. The increase in property NOI was attributable to a 5.3% or $26.2 million increase in property rental income and a 2.8% or $4.5 million increase in operating expenses. The increase in revenues was primarily driven by a 4.6% or $22.1 million increase in rental rates and a 7.2% or $3.0 million increase in reimbursement and fee income. Physical occupancy increased 0.1% to 95.7% and total monthly income per occupied home increased $66 to $1,331.
The increase in operating expenses was primarily driven by a 9.0% or $4.4 million increase in real estate tax and a 4.5% or $1.2 million increase in repairs and maintenance costs, which was partially offset by a 3.4% or $1.4 million decrease in personnel expense.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 67.9% for the year ended December 31, 2012 as compared to 67.1% for the comparable period in 2011.
2011 -vs- 2010

Our same store communities (those acquired, developed, and stabilized prior to January 1, 2010 and held on December 31, 2011) consisted of 32,221 apartment homes and provided $307.2 million or 63% of our total property NOI for the year ended December 31, 2011.

NOI for our same community properties increased 5.5% or $15.9 million for the year ended December 31, 2011 compared to the same period in 2010. The increase in property NOI was primarily attributable to a 4.2% or $18.3 million increase in property rental income which was offset by a 1.7% or $2.5 million increase in operating expenses. The increase in revenues was primarily driven by a 4.1% or $17.2 million increase in rental rates and a 11.9% or $3.8 million increase in fee and reimbursement income which was offset by a 13.4% or $2.1 million increase in vacancy loss. Physical occupancy decreased 0.2% to 95.6% and total income per occupied home increased $52 to $1,239.

The increase in property operating expenses was primarily driven by a 6.8% or $1.6 million increase in utilities expense, a 1.9% or $885,000 increase in taxes, and a 3.7% or $284,000 increase in insurance costs, which was partially offset by a 1.7% or $632,000 decrease in personnel cost.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 67.1% as compared to 66.3% in the comparable period in the prior year.
Non-Mature/Other Communities
2012 -vs- 2011
The remaining $153.5 million or 30% of our total NOI during the year ended December 31, 2012 was generated from our “non-mature communities.” UDR’s non-mature communities consist of communities that do not meet the criteria to be included in same communities, which includes communities developed or acquired, redevelopment properties, sold properties, and non-apartment components of mixed use properties. NOI from non-mature communities decreased by 1.4% or $2.2 million for the year ended December 31, 2012 compared to the same period in 2011. The decrease was primarily driven by a decrease in NOI of 70.6% or $47.5 million from communities sold in 2012 and 2011, which was partially offset by an increase in NOI of 93.8% or $29.4 million from communities acquired in 2011 and an increase in NOI of 31.3% or $11.3 million from communities redeveloped in 2012 and 2011. During the year ended December 31, 2012, a $2.3 million increase to NOI was recognized to reflect the establishment of a receivable from former residents previously written off at move-out.

2011 -vs- 2010

The remaining $177.6 million and $119.8 million of our NOI during the year ended December 31, 2011 and 2010, respectively, was generated from communities that we classify as “non-mature communities”. UDR’s non-mature communities consist of communities that do not meet the criteria to be included in same communities, which includes communities developed or acquired, redevelopment properties, held for sale properties, sold properties and non-apartment components of mixed use properties. NOI from non-mature communities increased by 48.3% or $57.8 million for the year ended December 31, 2011 compared to the same period in 2010. The increase was primarily driven by an increase in NOI of 495.7% or $41.4 million from communities acquired in 2011 and 2010, and an increase in NOI of 59.0% or $14.0 million from redeveloped communities in 2011. These increases were partially offset by a decrease in NOI of 9.2% or $6.8 million from communities sold in 2011.
Other Income
During the years ended December 31, 2012, 2011 and 2010, other income from continuing and discontinued operations includes fees earned for both recurring and nonrecurring items from the Company’s joint ventures of $11.8 million, $9.6 million, and $3.2 million, respectively. During the year ended December 31, 2012, the Company recognized $2.7 million of interest income from notes receivable issued in 2012, net of accretion, of which $281,000 was related party interest income. During the years ended December 31, 2011 and 2010, the Company recognized $646,000 and $730,000, respectively, of interest income from notes receivable that were paid during the year ended December 31, 2011. During the year ended December 31, 2011, other income also included a gain of $3.1 million from the sale of marketable securities, and a gain of $3.9 million from the sale of our cost investment in a privately held company. During the year ended December 31, 2010, other income also includes a gain of $4.7 million from the sale of marketable securities, a reversal of certain tax accruals of $2.1 million, and interest income and discount amortization from an interest in a convertible debt security of $2.9 million.
Real Estate Depreciation and Amortization
For the year ended December 31, 2012, real estate depreciation and amortization attributable to both continuing and discontinued operations decreased 5.4% or $19.9 million as compared to the comparable period in 2011. The decrease in depreciation and amortization for the year ended December 31, 2012 is primarily from the disposition of 21 communities (6,507 apartment homes) and 18 communities (4,488 apartment homes) in 2012 and 2011, respectively, and ceasing depreciation on assets classified as held for sale.
During the year ended December 31, 2011, real estate and amortization attributable to both continuing and discontinued operations increased 22.0% or $66.9 million as compared to the comparable periods in 2010. The increase in depreciation and amortization for the year ended December 31, 2011 is primarily the result of the Company’s acquisition of eight communities (3,161 apartment homes) during 2011, development and redevelopment activity during 2011 and 2010, and additional capital expenditures. As part of the Company’s acquisition activity in 2011 a portion of the purchase price was attributable to the fair value of intangible assets which were typically amortized over a period of less than one year. The increase in depreciation and amortization expense was also attributable to amortization expense related to in place leases acquired in 2011.
Interest Expense
For the year ended December 31, 2012, interest expense attributable to both continuing and discontinued operations decreased 12.3% or $19.5 million as compared to the comparable period in 2011. The decrease in interest expense was primarily due to early debt extinguishment during the year ended December 31, 2012, and the write off of $4.0 million of deferred financing costs related to the prepayment of debt in 2011.

For the year ended December 31, 2011, interest expense on both continuing and discontinued operations increased 5.0% or $7.5 million as compared to 2010. This increase in interest expense was primarily due to slightly higher debt balances. The increase was also attributable to the write off of $4.6 million of deferred financing costs related to the prepayment of debt.

Tax Benefit of Taxable REIT Subsidiary

UDR elected for RE3 to be treated as a taxable REIT subsidiary (“TRS”). Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date.

Prior to 2012, the TRS had a history of losses and, as a result, had historically recognized a valuation allowance for net deferred tax assets.  Each quarter, the Company evaluates the need to retain all or a portion of the valuation allowance on its net deferred tax assets.  During the year ended December 31, 2012, the Company determined that it is more likely than not that the deferred tax assets, including any remaining net operating losses, will be realized.  In making this determination, the Company analyzed, among other things, its recent history of earnings, forecasts of future earnings from the sale of depreciable property, and its cumulative earnings for the last twelve quarters. For the year ended December 31, 2012, the Company recognized an income tax benefit from RE3 of $21.1 million, net, which primarily resulted from the reversal of a net deferred tax asset valuation allowance of $21.5 million.

For the year ended December 31, 2011, we recognized a benefit of $5.6 million in continuing operations due to the results of operations and temporary differences associated with the TRS, and an expense of $13.2 million in discontinued operations due to assets disposed of at a gain. For the year ended December 31, 2010, we recognized a net benefit of $2.5 million from the write-off of income taxes payable (net of income taxes paid).

Hurricane-Related Charges

In October 2012, Hurricane Sandy hit the East Coast, affecting three of the Company’s operating communities (1,706 apartment homes) located in New York City. The properties suffered some physical damage, and were closed to tenants for a period following the hurricane. The Company has insurance policies that provide coverage for property damage and business interruption.

Based on the claims filed and management’s estimates the Company recognized a $9.0 million impairment charge for the damaged assets’ net book value during the year ended December 31, 2012. In addition, the Company incurred $10.4 million of repair and cleanup costs for the year ended December 31, 2012. With the exception of one of the properties that is under redevelopment at December 31, 2012, the rehabilitation of the remaining two properties is expected to be completed in the third quarter of 2013.
Based on the claims filed and management’s estimates the Company recognized $4.4 million of business interruption losses for the year ended December 31, 2012. $3.6 million of business interruption losses were related to rent concession rebates provided to tenants during the period the properties were uninhabitable was classified in “Hurricane-related charges, net,” and $767,000 of business interruption losses were related to rent that was not contractually receivable was classified as a reduction to “Rental income” on the Consolidated Statements of Operations.
The impairment charge and the repair and cleanup costs incurred during the year ended December 31, 2012 have been reduced by the estimated insurance recovery of $14.5 million, and are classified in “Hurricane-related charges, net” on the Consolidated Statements of Operations. Of the estimated insurance recovery, $4.8 million was received during the year ended December 31, 2012. Since the Company determined that it was probable of receipt, the remaining $9.7 million of the estimated insurance recovery was recorded as a receivable at December 31, 2012. Subsequent to December 31, 2012, the Company received $6.7 million of the estimated insurance recovery, of which $6.2 million was for repair and cleanup costs and $500,000 was for business interruption losses.
To the extent that insurance proceeds ultimately exceed the difference between replacement cost and net book value of the impaired assets, the post-hurricane costs incurred, and/or business interruption losses recognized, the excess will be reflected as income in the period those amounts are received or when receipt is deemed probable to occur.

General and administrative
For the year ended December 31, 2012, general and administrative expense decreased 6.2% or $2.9 million from the comparable period in 2011. The change was primarily due to a decrease in acquisition-related costs of $2.5 million, which is attributable to less acquisition activity during the year ended December 31, 2012 as compared to the comparable period in 2011.
For the year ended December 31, 2011, general and administrative expense increased 1.5% or $672,000 from the comparable period in 2010. The increase was due to a number of factors, none of which are significant.

Severance Costs and Other Restructuring Charges

For the years ended December 31, 2012 and 2011, the Company recognized $733,000 and $1.3 million of severance charges, respectively.

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

Gains on the Sale of Depreciable Property

For the years ended December 31, 2012, 2011 and 2010, we recognized gains (before tax) for financial reporting purposes of $260.4 million, $138.5 million, and $4.1 million, respectively. These gains are included in “Income from discontinued operations, net of tax” on the Consolidated Statements of Operations. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period as well as the extent of gains related to specific properties sold.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, property taxes, utilities and material costs, the majority of our leases are for a term of fourteen months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2012.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2012 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	2013	2014-2015	2016-2017	Thereafter	Total
Long-term debt obligations	$171,895	$957,093	$813,722	$1,466,623	$3,409,333
Interest on debt obligations (a)	146,260	235,660	145,241	133,669	660,830
Letters of credit	3,859	—	—	—	3,859
Unfunded commitments on:
Development projects (b)	211,901	316,797	—	—	528,698
Redevelopment projects (b)	6,716	93,984	—	—	100,700
Operating lease obligations:
Operating space	581	1,151	40	—	1,772
Ground leases (c)	5,158	10,316	10,316	315,152	340,942
	$546,370	$1,615,001	$969,319	$1,915,444	$5,046,134

(a)	Interest payments on variable rate debt instruments are based on each debt instrument’s respective year-end interest rate at December 31, 2012.

(b)	Any unfunded costs at December 31, 2012 are shown in the year of estimated completion.

(c)
For purposes of our ground lease contracts, the Company uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a reset provision based on the communities appraised value or consumer price index but does not included a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term.

During 2012, we incurred gross interest costs of $165.2 million, of which $26.4 million was capitalized.

UNITED DOMINION REALTY, L.P.:
Business Overview
United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”), is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act (as amended from time to time, or any successor to such statute, the “Act”). The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At December 31, 2012, the Operating Partnership’s real estate portfolio included 72 communities located in nine states plus the District of Columbia, with a total of 21,660 apartment homes.
As of December 31, 2012, UDR owned 110,883 units of our general limited partnership interests and 174,775,152 units of our limited partnership interests (the “OP Units”), or approximately 94.9% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries. We refer to our General Partner together with its consolidated subsidiaries (including us) and the General Partner’s consolidated joint ventures as “UDR” or the “General Partner.”

UDR operates as a self-administered real estate investment trust, or REIT. UDR focuses on owning, acquiring, renovating, developing, and managing apartment communities nationwide. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in September 2003. At December 31, 2012, the General Partner’s consolidated real estate portfolio included 145 communities located in 10 states and the District of Columbia with a total of 41,571 apartment homes. In addition, the General Partner has an ownership interest in 39 communities with 9,558 completed apartment homes through unconsolidated joint ventures.

The following table summarizes our market information by major geographic markets as of and for the year ended December 31, 2012.

		As of December 31, 2012			Year Ended December 31, 2012
Same Communities	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Total Income per Occupied Home (a)	Net Operating Income (in thousands)
Western Region
Orange County, CA	8	2,935	12.3%	$513,911	94.7%	$1,583	$38,064
Monterey Peninsula, CA	7	1,565	3.8%	157,245	93.5%	1,111	13,033
San Francisco, CA	6	1,453	8.5%	354,862	96.4%	2,383	30,064
Seattle, WA	5	932	5.0%	209,742	96.4%	1,364	10,346
Sacramento, CA	2	914	1.7%	69,936	92.7%	885	5,798
Portland, OR	3	716	1.7%	71,419	95.0%	1,043	5,677
Los Angeles, CA	3	463	3.0%	126,064	95.2%	1,838	6,129
Inland Empire, CA	1	414	1.7%	69,918	94.5%	1,541	5,140
San Diego, CA	2	366	1.4%	56,516	95.0%	1,413	3,891
Mid-Atlantic Region
Washington D.C.	7	2,378	13.2%	553,473	96.3%	1,843	34,627
Baltimore, MD	5	994	3.5%	148,267	96.0%	1,384	11,174
Southeastern Region
Nashville, TN	6	1,612	3.1%	130,492	97.0%	921	11,534
Tampa, FL	3	1,154	2.7%	113,513	96.3%	1,084	9,238
Other Florida	1	636	1.9%	78,877	95.0%	1,246	5,738
Southwestern Region
Dallas, TX	2	1,348	4.4%	185,501	95.6%	1,284	12,225
Total/Average Same Communities	61	17,880	67.9%	2,839,736	95.4%	$1,439	202,678
Non Mature, Commercial Properties & Other	11	3,780	30.1%	1,255,792			78,860
Total Real Estate Held for Investment	72	21,660	98.0%	4,095,528			$281,538
Real Estate Under Development (b)	—	—	2.0%	87,392
Total Real Estate Owned	72	21,660	100.0%	4,182,920
Total Accumulated Depreciation				(1,097,133)
Total Real Estate Owned, Net of Accumulated Depreciation				$3,085,787

(a)	Total Income per Occupied Home represents total revenues divided by the product of occupancy and the number of mature apartment homes.

(b)	The Operating Partnership is currently developing two wholly-owned communities with 652 apartment homes, none of which have been completed.
We report in two segments: Same Communities and Non-Mature/Other Communities. Our Same Communities segment includes those communities acquired, developed, and stabilized prior to January 1, 2011 and held as of December 31, 2012. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months. Our Non-Mature/Other Communities segment includes those communities that were acquired or developed in 2011 or 2012, sold properties, redevelopment properties, and the non-apartment components of mixed use properties.

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
We expect to meet our short-term liquidity requirements generally through net cash provided by operations and borrowings allocated to us under the General Partner’s credit agreements. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities and potential property acquisitions through borrowings and the disposition of properties. We believe that our net cash provided by operations and borrowings will continue to be adequate to meet both operating requirements and the payment of distributions. Likewise, the budgeted expenditures for improvements and renovations of certain properties are expected to be funded from property operations, and borrowings allocated to us under the General Partner’s credit agreements.
Future Capital Needs
Future capital expenditures are expected to be funded with proceeds from the issuance of secured or unsecured debt, the sale of properties, the borrowings allocated to us under our General Partner’s credit agreements, and to a lesser extent, from cash flows provided by operating activities.
As of December 31, 2012, the Operating Partnership had approximately $45.9 million of secured debt maturing in 2013, inclusive of principal amortization. We anticipate that we will repay that debt with operating cash flows and proceeds from borrowings allocated to us under our General Partner’s credit agreements. The repayment of debt will be recorded as an offset to the “Receivable due from General Partner.”
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

During the year ended December 31, 2012, $72.1 million was spent on capital expenditures for all of our communities as compared to $63.2 million for the year ended December 31, 2011. These capital improvements included turnover-related capital expenditures, revenue-enhancing capital expenditures, asset preservation expenditures, kitchen and bath upgrades, other extensive interior/exterior upgrades and major renovations.

We will continue to selectively add revenue-enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital.

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

In October 2012, Hurricane Sandy hit the East Coast, affecting two operating communities (1,001 apartment homes) located in New York City. The properties suffered some physical damage and based on management’s estimates the Operating Partnership recorded an impairment charge of $7.1 million related to the damaged assets. See Note 12, Hurricane Related Charges of the Operating Partnership’s Consolidated Financial Statements for additional information.

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
Statements of Cash Flows
The following discussion explains the changes in net cash provided by operating activities, net cash provided by/(used in) investing activities, and (used in)/provided by financing activities that are presented in our Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010.
Operating Activities
For the year ended December 31, 2012, net cash flow provided by operating activities was $201.1 million compared to $156.1 million for the comparable period in 2011. The increase in net cash flow from operating activities was primarily due to an increase in property net operating income from our apartment community portfolio and changes in operating assets and operating liabilities.

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
Investing Activities
For the year ended December 31, 2012, net cash provided by/(used in) investing activities was $4.3 million compared to $(227.0) million for the comparable period in 2011. Changes in the level of investment activities from period to period reflect our strategy as it relates to acquisitions, dispositions, development, redevelopment, and capital expenditures.

For the year ended December 31, 2011, net cash used in investing activities was $227.0 million compared to $59.5 million for the comparable period in 2010. The increase in net cash used in investing activities was primarily due to acquisition activities partially offset by proceeds received from dispositions in 2011.
Acquisitions and Dispositions
The Operating Partnership did not have any acquisitions during the year ended December 31, 2012. During the year ended December 31, 2011, the Operating Partnership acquired four communities with 1,833 apartment homes for $761.2 million.

During the year ended December 31, 2012, the Operating Partnership sold four communities with 1,314 apartment homes for a gain of $51.1 million. During the year ended December 31, 2011, the Operating Partnership sold eight communities with 2,024 apartment homes, which included four communities with 984 homes sold in conjunction with an asset exchange for a gain of $60.1 million.
The Operating Partnership’s long-term strategic plan is to achieve greater operating efficiencies by investing in target locations in core markets. As a result, we have been seeking to expand our interests in communities located in Boston, Massachusetts; California, Washington, D.C., New York, New York; and Seattle, Washington markets over the past years. Prospectively, we plan to continue to channel new investments into those markets we believe will continue to provide the best investment returns. Markets will be targeted based upon defined criteria including above average job growth, low single-family home affordability and limited, new supply for multifamily housing, which are three key drivers to strong rental growth.
Real Estate Under Development and Redevelopment
At December 31, 2012, the Operating Partnership is developing two wholly-owned communities totaling 652 homes with a budget of $219.1 million in which we have a carrying value of $87.4 million. The estimated completion date for these communities will be through the second quarter of 2014.
At December 31, 2012, the Operating Partnership is redeveloping two wholly-owned communities with 964 apartment homes, of which 121 have been completed. The estimated completion date for these communities will be through the second quarter of 2014.
Financing Activities
For the year ended December 31, 2012, our net cash (used in)/provided by financing activities was $(203.3) million compared to $70.7 million for the comparable period of 2011. The change in cash used in financing activities was primarily due to an increase in payments on secured debt and a decrease in advances from the General Partner, partially offset by proceeds from the issuance of secured debt.

For the year ended December 31, 2011, our net cash provided by financing activities was $70.7 million compared to net cash used in financing activities of $86.7 million for 2010. The increase in cash provided by financing activities was primarily due to an increase in advances from the General Partner, partially offset by an increase in payments of secured debt.
Credit Facilities
As of December 31, 2012, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $931.3 million with $842.5 million outstanding. The Fannie Mae credit facilities are for an initial term of 10 years and bear interest at floating and fixed rates. At December 31, 2012, $631.1 million of the funded balance was fixed at a weighted average interest rate of 5.11% and the remaining balance on these facilities was at a weighted average variable rate of 2.07%. At December 31, 2012, $507.8 million of these credit facilities are allocated to the Operating Partnership based on the ownership of the assets securing the debt.

As of December 31, 2011, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $1.3 billion with $1.1 billion outstanding. The Fannie Mae credit facilities are for an initial term of 10 years (maturing at various dates from May 2017 through December 2019), bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at the General Partner’s option. At December 31, 2011, $744.5 million of the outstanding balance was fixed at a weighted average interest rate of 5.14% and the remaining balance of $310.5 million on these facilities had a weighted average variable interest rate of 1.63%. $667.5 million of these credit facilities were allocated to the Operating Partnership at December 31, 2011 based on the ownership of the assets securing the debt.
The Operating Partnership is a guarantor on the General Partner’s $250 million term loan due January 2016, $100 million term loan due January 2016, $300 million of medium-term notes due June 2018, and $400 million of medium-term notes due January 2022. At December 31, 2012 and December 31, 2011, the Operating Partnership guaranteed the General Partner’s unsecured credit facility, with an aggregate borrowing capacity of $900 million. There were $76.0 million and $421.0 million of borrowings outstanding on the unsecured credit facility at December 31, 2012 and 2011, respectively.
The credit facilities are subject to customary financial covenants and limitations.

Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $201.6 million in variable rate debt that is not subject to interest rate swap contracts as of December 31, 2012. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $2.0 million based on the balance at December 31, 2012.
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
The General Partner utilizes derivative financial instruments to manage interest rate risk and generally designates these financial instruments as cash flow hedges. See Note 8, Derivative and Hedging Activity, in the Notes to the Consolidated Financial Statements for additional discussion of derivative instruments.
Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the years ended December 31, 2012, 2011, and 2010, and includes the results of both continuing and discontinued operations for the periods presented.
Net Income Attributable to OP Unitholders
2012 -vs- 2011
Net income attributable to OP unitholders was $44.0 million ($0.24 per OP unit) for the year ended December 31, 2012 as compared to $30.2 million ($0.17 per OP unit) for the comparable period in the prior year. The increase in net income attributable to OP unit holders resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	an increase in net operating income primarily due to the acquisition of four communities in 2011; and

•	a decrease in interest expense due to early extinguishment of secured debt and an increase in capitalized interest during the year ended December 31, 2012.
These increases to our net income attributable to OP unitholders were partially offset by:

•
a decrease in disposition gains for the year ended December 31, 2012 as compared to the comparable period in 2011. The Operating Partnership recognized gains of $51.1 million and $60.1 million during the years ended December 31, 2012 and 2011, respectively, on the sale of four and eight apartment home communities, respectively.

2011 -vs- 2010
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

These increases to our net income attributable to OP unitholders were partially offset by:

•	an increase in depreciation expense primarily due to the four acquisitions of operating properties in 2011.
Apartment Community Operations
Our net income results primarily from net operating income (“NOI”) generated from the operation of our apartment communities. The Operating Partnership defines NOI, which is a non-GAAP financial measure, as rental income less direct property rental expenses. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI is property management expense which is calculated as 2.75% of property revenue to cover the regional supervision and accounting costs related to consolidated property operations and land rent.
The following table summarizes the operating performance of our total portfolio (which includes discontinued operations) for the years ended December 31, 2012, 2011, and 2010 (dollars in thousands):

	Year Ended December 31,			Year Ended December 31,
	2012	2011	% Change	2011	2010	% Change
Same Store Communities:
Same store rental income	$294,522	$279,192	5.5%	$279,192	$266,961	4.6%
Same store operating expense (a)	(91,844)	(88,956)	3.2%	(88,956)	(87,619)	1.5%
Same store NOI	202,678	190,236	6.5%	190,236	179,342	6.1%

Non-Mature Communities NOI:
Acquired communities NOI	39,813	22,576	76.4%	22,576	—	—%
Sold or held for sale communities NOI	4,503	20,412	(77.9)%	20,412	28,830	(29.2)%
Developed communities NOI	(9)	1,562	(100.6)%	—	—	—%
Redeveloped communities NOI	25,493	22,283	14.4%	23,917	21,318	12.2%
Commercial NOI and other	9,060	7,189	26.0%	7,117	4,626	53.8%
Total non-mature communities NOI	78,860	74,022	6.5%	74,022	54,774	35.1%

Total Property NOI	$281,538	$264,258	6.5%	$264,258	$234,116	12.9%

(a)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of total property NOI to net income/(loss) attributable to OP unitholders as reflected, for both continuing and discontinued operations, for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Property net operating income	$281,538	$264,258	$234,116
Non-property income	—	—	1,695
Real estate depreciation and amortization	(195,051)	(197,964)	(166,480)
Interest	(45,234)	(53,632)	(52,222)
General and administrative and property management	(37,223)	(37,014)	(32,927)
Other operating expenses	(5,272)	(5,484)	(5,028)
Hurricane related charges, net	(5,518)	—	—
Net gain on sale of real estate	51,094	60,065	152
Non-controlling interests	(352)	(70)	(41)
Net income/(loss) attributable to OP unitholders	$43,982	$30,159	$(20,735)
Same Store Communities
2012 -vs- 2011
Our same store communities (those acquired, developed, and stabilized prior to January 1, 2011 and held on December 31, 2012) consisted of 17,880 apartment homes and provided 72% of our total NOI for the year ended December 31, 2012.
NOI for our same store community properties increased 6.5% or $12.4 million for the year ended December 31, 2012 compared to the same period in 2011. The increase in property NOI was primarily attributable to a 5.5% or $15.3 million increase in total revenue, which was partially offset by a 3.2% or $2.9 million increase in operating expenses. The increase in revenues was primarily driven by a 5.2% or $14.0 million increase in rental rates and a 7.7% or $1.9 million increase in fee and reimbursement income. Physical occupancy remained the same at 95.4% and total income per occupied home increased $75 to $1,439 for the year ended December 31, 2012 compared to the same period in 2011.
The increase in property operating expenses was primarily driven by a 7.2% increase of $2.1 million in real estate tax, and a 6.5% or $906,000 increase in repair and maintenance costs, which was partially offset by a 2.2% or $474,000 decrease in personnel costs.
As a result of the percentage changes in property rental income, the operating margin (property net operating income divided by property rental income) was 68.8% for the year ended December 31, 2012 as compared to 68.1% for the comparable period in 2011.
2011 -vs- 2010

Our same store communities (those acquired, developed, and stabilized prior to January 1, 2010 and held on December 31, 2011) consisted of 17,880 apartment homes and provided 72% of our total NOI for the year ended December 31, 2011.

NOI for our same store community properties increased 6.1% or $10.9 million for the year ended December 31, 2011 compared to the same period in 2010. The increase in property NOI was primarily attributable to a 4.6% or $12.2 million increase in rental income, which was offset by a 1.5% or $1.3 million increase in operating expenses. The increase in revenues was primarily driven by a 4.4% or $11.3 million increase in rental rates. Physical occupancy decreased 0.2% to 95.4% and total income per occupied home increased $63 to $1,364 for the year ended December 31, 2011 as compared to the prior year.

The increase in property operating expenses was primarily due to a 6.6% or $909,000 increase in utility costs.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) was 68.1% for the year ended December 31, 2011 as compared to 67.2% for the comparable period in 2010.
Non-Mature/Other Communities
2012 -vs- 2011
The remaining $78.9 million or 28% of our total NOI during the year ended December 31, 2012 was generated from communities that we classify as “non-mature communities.” The Operating Partnership’s non-mature communities consist of communities that do not meet the criteria to be included in same store communities, which includes communities developed or acquired, redevelopment properties, sold or held for sale properties, and non-apartment components of mixed use properties. NOI from non-mature communities increased 6.5% or $4.8 million for the year ended December 31, 2012 compared to the same period in 2011. The increase was primarily driven by an increase in NOI of 76.4% or $17.2 million from communities acquired in 2011 and an increase of 14.4% or $3.2 million from redevelopment properties, including communities completed in 2012. These increases in NOI were partially offset by a decrease in NOI of 77.9% or $15.9 million from properties sold during 2012 and 2011. During the year ended December 31, 2012, a $1.2 million increase to NOI was recognized to reflect the establishment of a receivable from former residents previously written off at move out.
2011 -vs- 2010

The remaining $74.0 million and $54.8 million of our NOI during the year ended December 31, 2011 and 2010, respectively, was generated from communities that we classify as “non-mature communities.” Our non-mature communities consist of communities that do not meet the criteria to be included in same store communities, which include communities developed or acquired, redevelopment properties, sold or held for sale properties, properties managed by third-parties, and properties classified as real estate held for sale. NOI from non-mature communities increased 35.1% or $19.2 million for the year ended December 31, 2011 compared to the same period in 2010. The increase was primarily driven by an increase in NOI of $22.6 million from acquisition activities in 2011, partially offset by a decrease in NOI of 29.2% or $8.4 million from properties sold in 2011 and 2010 or held for sale.

Real Estate Depreciation and Amortization
For the year ended December 31, 2012, real estate depreciation and amortization from continuing and discontinued operations decreased by 1.5% or $2.9 million as compared to the comparable period in 2011. The decrease in depreciation and amortization for the year ended December 31, 2012 is primarily the result of acquisitions in 2011 and dispositions in 2011 and 2012. As part of the Operating Partnership’s acquisition activity, a portion of the purchase price is attributable to the fair value of intangible assets which are typically amortized over a period of less than one year.

For the year ended December 31, 2011, real estate depreciation and amortization from continuing and discontinued operations increased by 18.9% or $31.5 million as compared to the comparable period in 2010. The increase in depreciation and amortization expense is primarily due to the acquisition of four apartment home communities in 2011.

Interest Expense

For the year ended December 31, 2012, interest expense decreased by 15.7% or $8.4 million, as compared to the same period in 2011. This increase is primarily due to a lower debt balances from the pay off of certain fixed rate mortgage notes payable and lower average borrowings on secured credit facilities and an increase in capitalized interest due to increased development and redevelopment activity.

For the year ended December 31, 2011, interest expense increased 2.7% or $1.4 million, as compared to the same period in 2010. This increase is primarily due to a higher debt balances from mortgages assumed in certain 2011 acquisitions, issuance of a note payable due to the General Partner in 2011, and an increase in the interest rate charged on the note payable to the General Partner. The increase is partially offset by lower average borrowings on secured credit facilities, lower weighted average interest rates and the payment of a tax exempt secured note payable in 2011.

Hurricane-Related Charges

In October 2012, Hurricane Sandy hit the East Coast, affecting two of the Operating Partnership’s operating communities (1,001 apartment homes) located in New York City. The properties suffered some physical damage, and were closed to tenants for a period following the hurricane. The Operating Partnership has insurance policies that provide coverage for property damage and business interruption.

Based on the claims filed and management’s estimates the Operating Partnership recognized a $7.1 million impairment charge for the damaged assets’ net book value. In addition, the Operating Partnership incurred $7.0 million of repair and cleanup costs for the year ended December 31, 2012. The rehabilitation of these properties is expected to be completed in the third quarter of 2013.
Based on the claims filed and management’s estimates the Operating Partnership recognized $2.2 million of business interruption losses for the year ended December 31, 2012. $1.8 million of business interruption losses were related to rent concession rebates provided to tenants during the period the properties were uninhabitable was classified in “Hurricane-related charges, net,” and $400,000 of business interruption losses were related to rent that was not contractually receivable was classified as a reduction to “Rental income” on the Consolidated Statements of Operations.
The impairment charge and the repair and cleanup costs incurred during the year ended December 31, 2012 have been reduced by the estimated insurance recovery of $10.8 million, and are classified in “Hurricane-related charges, net” on the Consolidated Statements of Operations. Of the estimated insurance recovery, $4.0 million was received during the year ended December 31, 2012. Since the Operating Partnership determined that it was probable of receipt, the remaining $6.8 million of the estimated insurance recovery was recorded as a receivable at December 31, 2012.
To the extent that insurance proceeds ultimately exceed the difference between replacement cost and net book value of the impaired assets, the post-hurricane costs incurred, and/or business interruption losses recognized, the excess will be reflected as income in the period those amounts are received or when receipt is deemed probable to occur.

General and Administrative

The Operating Partnership is charged directly for general and administrative expenses it incurs. The Operating Partnership is also charged for other general and administrative expenses that have been allocated by UDR to each of its subsidiaries, including the Operating Partnership, based on each subsidiary’s pro-rata portion of UDR’s total apartment homes.

For the year ended December 31, 2012, general and administrative expenses decreased 0.6% or $166,000, as compared to the comparable period in 2011. The decrease was primarily due to a decrease in acquisition-related costs associated with a decrease in acquisition activity in 2012 as compared to the same period in 2011, which was partially offset by a number of factors, none of which were significant.

For the year ended December 31, 2011, general and administrative expenses increased 13.2% or $3.1 million, as compared to the comparable period in 2010. The increase was primarily due to acquisition-related costs associated directly with acquisitions of properties by the Operating Partnership.

Income from Discontinued Operations
For the years ended December 31, 2012, 2011, and 2010, we recognized income from discontinued operations for financial reporting purposes of $54.2 million, $67.2 million, and $7.1 million respectively. The change in income from discontinued operations primarily relates to the recognition of net gains from the sale of property of $51.1 million, $60.1 million and $152,000 during the years ended December 31, 2012, 2011, and 2010, respectively.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2012.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2012 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	2013	2014-2015	2016-2017	Thereafter	Total
Long-term debt obligations	$45,874	$202,283	$156,370	$562,712	$967,239
Interest on debt obligations (a)	43,184	85,269	52,541	34,691	215,685
Unfunded commitments on:
Development projects (b)	39,367	94,946	—	—	134,313
Redevelopment projects (b)	—	50,814	—	—	50,814
Operating lease obligations — ground leases (c)	5,054	10,108	10,108	314,857	340,127
	$133,479	$443,420	$219,019	$912,260	$1,708,178

(a)	Interest payments on variable rate debt instruments are based on each debt instruments respective year end interest rate at December 31, 2012.

(b)	Any unfunded costs at December 31, 2012 are shown in the year of estimated completion.

(c)
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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related financial information required to be filed are attached to this Report. Reference is made to page F-1 of this Report for the Index to Consolidated Financial Statements and Schedules of UDR, Inc. and United Dominion Realty, L.P.

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

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, which is the sole General Partner of the Operating Partnership of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.
Management’s Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act for the Company and the Operating Partnership. Under the supervision and with the participation of the management, the Chief Executive Officer and Chief Financial Officer of the Company, which is the sole General Partner of the Operating Partnership, conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO). Based on such evaluation, management concluded that the Company’s and the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2012.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Report, has audited UDR, Inc.’s internal control over financial reporting as of December 31, 2012. The report of Ernst & Young LLP, which expresses an unqualified opinion on UDR, Inc.’s internal control over financial reporting as of December 31, 2012, is included under the heading “Report of Independent Registered Public Accounting Firm” of UDR, Inc. contained in this Report. Further, an attestation report of the registered public accounting firm of United Dominion Realty, L.P. will not be required as long as United Dominion Realty, L.P. is a non-accelerated filer.
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

Item 9B.   OTHER INFORMATION
None.

PART III
Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the information set forth under the headings “Election of Directors,” “Corporate Governance Matters,” “Audit Committee Report,” “Corporate Governance Matters-Board Leadership Structure and Committees-Audit Committee Financial Expert,” “Corporate Governance Matters-Identification and Selection of Nominees for Directors,” “Corporate Governance Matters-Board of Directors and Committee Meetings” and “Section 16(a) Beneficial Ownership Reporting Compliance” in UDR, Inc.’s definitive proxy statement (our “definitive proxy statement”) for its 2013 Annual Meeting of Stockholders to be held on May 23, 2013. UDR is the sole general partner of the Operating Partnership.
Information required by this item regarding our executive officers is included in Part I of this Report in the section entitled “Business-Executive Officers of the Company”.
We have a code of ethics for senior financial officers that applies to our principal executive officer, all members of our finance staff, including the principal financial officer, the principal accounting officer, the treasurer and the controller, our director of investor relations, our corporate secretary, and all other Company officers. We also have a code of business conduct and ethics that applies to all of our employees. Information regarding our codes is available on our website, www.udr.com, and is incorporated by reference to the information set forth under the heading “Corporate Governance Matters” in our definitive proxy statement for UDR’s 2013 Annual Meeting of Stockholders. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of our codes by posting such amendment or waiver on our website.

Item 11.   EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Board Leadership Structure and Committees-Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation of Directors” and “Compensation Committee Report” in the definitive proxy statement for UDR’s 2013 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” and “Equity Compensation Plan Information” in the definitive proxy statement for UDR’s 2013 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Corporate Governance Overview,” “Corporate Governance Matters-Director Independence,” “Corporate Governance Matters-Board Leadership Structure and Committees-Independence of Audit, Compensation and Governance Committees,” and “Executive Compensation” in the definitive proxy statement for UDR’s 2013 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the information set forth under the headings “Audit Matters - Audit Fees” and “Audit Matters - Pre-Approval Policies and Procedures” in the definitive proxy statement for UDR’s 2013 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Report:
1. Financial Statements. See Index to Consolidated Financial Statements and Schedules of UDR, Inc. and United Dominion Realty, L.P. on page F-1 of this Report.
2. Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules of UDR, Inc. and United Dominion Realty, L.P. on page S-1 of this Report. All other schedules are omitted because they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.
3. Exhibits. The exhibits filed with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UDR, INC.
Date:	February 26, 2013	By:	/s/ Thomas W. Toomey
Thomas W. Toomey
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 26, 2013 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey	/s/ Katherine A. Cattanach
Thomas W. Toomey	Katherine A. Cattanach
Chief Executive Officer, President, and Director	Director

/s/ Thomas M. Herzog	/s/ Eric J. Foss
Thomas M. Herzog	Eric J. Foss
Senior Vice President and Chief Financial Officer	Director

/s/ Mark A. Schumacher	/s/ Robert P. Freeman
Mark A. Schumacher	Robert P. Freeman
Senior Vice President and Chief Accounting Officer	Director

/s/ James D. Klingbeil	/s/ Jon A. Grove
James D. Klingbeil	Jon A. Grove
Chairman of the Board	Director

/s/ Lynne B. Sagalyn	/s/ Mark J. Sandler
Lynne B. Sagalyn	Mark J. Sandler
Vice Chair of the Board	Director

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED DOMINION REALTY, L.P. By: UDR, INC., its sole general partner
Date:	February 26, 2013	By:	/s/ Thomas W. Toomey
Thomas W. Toomey
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 26, 2013 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey	/s/ Katherine A. Cattanach
Thomas W. Toomey	Katherine A. Cattanach
Chief Executive Officer, President, and	Director of the General Partner
Director of the General Partner

/s/ Thomas M. Herzog	/s/ Eric J. Foss
Thomas M. Herzog	Eric J. Foss
Senior Vice President and Chief Financial	Director of the General Partner
Officer of the General Partner

/s/ Mark A. Schumacher	/s/ Robert P. Freeman
Mark A. Schumacher	Robert P. Freeman
Senior Vice President and Chief Accounting	Director of the General Partner
Officer of the General Partner

/s/ James D. Klingbeil	/s/ Jon A. Grove
James D. Klingbeil	Jon A. Grove
Chairman of the Board of the General Partner	Director of the General Partner

/s/ Lynne B. Sagalyn	/s/ Mark J. Sandler
Lynne B. Sagalyn	Mark J. Sandler
Vice Chair of the Board of the General Partner	Director of the General Partner

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of UDR, Inc.

We have audited the accompanying consolidated balance sheets of UDR, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income/(loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UDR, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), UDR, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
February 26, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of UDR, Inc.

We have audited UDR, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). UDR, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, UDR, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UDR, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income/(loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2012 of UDR, Inc. and our report dated February 26, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
February 26, 2013

UDR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2012	December 31, 2011
ASSETS
Real estate owned:
Real estate held for investment	$7,564,780	$7,269,347
Less: accumulated depreciation	(1,923,429)	(1,605,090)
Real estate held for investment, net	5,641,351	5,664,257
Real estate under development (net of accumulated depreciation of $1,253 and $570)	489,795	246,229
Real estate sold or held for sale (net of accumulated depreciation of $0 and $226,067)	—	332,258
Total real estate owned, net of accumulated depreciation	6,131,146	6,242,744
Cash and cash equivalents	12,115	12,503
Restricted cash	23,561	24,634
Deferred financing costs, net	24,990	30,068
Notes receivable, net	64,006	—
Investment in unconsolidated joint ventures	507,037	213,040
Other assets	125,654	198,365
Total assets	$6,888,509	$6,721,354

LIABILITIES AND EQUITY

Liabilities:
Secured debt	$1,430,135	$1,891,553
Unsecured debt	1,979,198	2,026,817
Real estate taxes payable	14,076	13,397
Accrued interest payable	30,937	23,208
Security deposits and prepaid rent	42,589	35,516
Distributions payable	57,915	51,019
Deferred fees and gains on the sale of depreciable property	29,406	29,100
Accounts payable, accrued expenses, and other liabilities	87,003	95,485
Total liabilities	3,671,259	4,166,095

Commitments and contingencies (Note 13)

Redeemable non-controlling interests in operating partnership	223,418	236,475

Equity
Preferred stock, no par value; 50,000,000 shares authorized
2,803,812 shares of 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 shares at December 31, 2011)	46,571	46,571
0 shares of 6.75% Series G Cumulative Redeemable issued and outstanding (3,264,362 shares at December 31, 2011)	—	81,609
Common stock, $0.01 par value; 350,000,000 shares authorized 250,139,408 shares issued and outstanding (219,650,225 shares at December 31, 2011)	2,501	2,197
Additional paid-in capital	4,098,882	3,340,470
Distributions in excess of net income	(1,143,781)	(1,142,895)
Accumulated other comprehensive loss, net	(11,257)	(13,902)
Total stockholders’ equity	2,992,916	2,314,050
Non-controlling interest	916	4,734
Total equity	2,993,832	2,318,784
Total liabilities and equity	$6,888,509	$6,721,354
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010

REVENUES
Rental income	$713,928	$622,995	$512,550
Non-property income:
Other income	15,435	17,422	12,502
Total revenues	729,363	640,417	525,052

EXPENSES
Rental expenses:
Real estate taxes and insurance	87,121	75,884	62,726
Personnel	55,132	50,009	44,795
Utilities	36,913	33,782	28,117
Repair and maintenance	34,383	32,595	27,907
Administrative and marketing	15,929	13,204	11,963
Property management	19,632	17,131	14,095
Other operating expenses	5,748	5,990	5,773
Real estate depreciation and amortization	344,060	326,788	245,588
Interest:
Expense incurred	139,069	150,687	138,724
Amortization of convertible debt discount	—	1,077	3,530
Other debt (benefits)/charges, net	(277)	4,602	1,204
Hurricane-related charges, net	8,495	—	—
General and administrative	43,059	45,915	45,243
Severance costs and other restructuring charges	733	1,342	6,803
Other depreciation and amortization	4,105	3,931	4,843
Total expenses	794,102	762,937	641,311
Loss from operations	(64,739)	(122,520)	(116,259)
Loss from unconsolidated entities	(8,579)	(6,352)	(4,204)
Tax benefit of taxable REIT subsidiary	30,282	5,647	2,533
Loss from continuing operations	(43,036)	(123,225)	(117,930)
Income from discontinued operations, net of tax	263,339	143,810	11,342
Net income/(loss)	220,303	20,585	(106,588)
Net (income)/loss attributable to redeemable non-controlling interests in OP	(7,986)	(395)	3,835
Net income attributable to non-controlling interests	(140)	(167)	(146)
Net income/(loss) attributable to UDR, Inc.	212,177	20,023	(102,899)
Distributions to preferred stockholders — Series E (Convertible)	(3,724)	(3,724)	(3,726)
Distributions to preferred stockholders — Series G	(2,286)	(5,587)	(5,762)
(Premium)/discount on preferred stock redemption or repurchases, net	(2,791)	(175)	25
Net income/(loss) attributable to common stockholders	$203,376	$10,537	$(112,362)

Earnings per weighted average common share — basic and diluted:
Loss from continuing operations attributable to common stockholders	$(0.25)	$(0.66)	$(0.75)
Income from discontinued operations	$1.10	$0.71	$0.07
Net (loss)/income attributable to common stockholders	$0.85	$0.05	$(0.68)

Weighted average number of common shares outstanding — basic and diluted	238,851	201,294	165,857
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)

	Years Ended December 31,
	2012	2011	2010

Net income/(loss)	$220,303	$20,585	$(106,588)
Other comprehensive income/(loss):
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding loss	(4,924)	(16,477)	(9,273)
Loss reclassified into earnings from other comprehensive income	7,649	9,132	6,777
Other comprehensive income - marketable securities:
Unrealized gains on available-for-sale securities	—	—	3,492
Gain reclassified into earnings from other comprehensive income	—	(3,492)	(4,584)
Other comprehensive income/(loss)	2,725	(10,837)	(3,588)
Comprehensive income/(loss)	223,028	9,748	(110,176)
Comprehensive income/(loss) attributable to non-controlling interests	8,206	158	(3,807)
Comprehensive income/(loss) attributable to UDR, Inc.	$214,822	$9,590	$(106,369)

See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share and per share data)

					Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	6,236,774	$132,395	155,465,482	$1,555	$1,948,669	$(687,180)	$2	$3,541	$1,398,982
Net loss attributable to UDR, Inc.	—	—	—	—	—	(102,899)	—	—	(102,899)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	146	146
Other comprehensive loss	—	—	—	—	—	—	(3,471)	—	(3,471)
Issuance/(forfeiture) of common and restricted shares, net	—	—	1,562,537	16	15,710	—	—	—	15,726
Issuance of common shares through public offering	—	—	24,544,367	245	467,319	—	—	—	467,564
Redemption of 27,400 shares of 6.75% Series G Cumulative Redeemable Shares	(27,400)	(685)	—	—	23	25	—	—	(637)
Adjustment for conversion of non-controlling interest of unitholders in Operating Partnership	—	—	923,944	9	18,420	—	—	—	18,429
Common stock distributions declared ($0.73 per share)	—	—	—	—	—	(126,086)	—	—	(126,086)
Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	—	—	(3,726)	—	—	(3,726)
Preferred stock distributions declared-Series G ($1.6875 per share)	—	—	—	—	—	(5,762)	—	—	(5,762)
Adjustment to reflect redemption value of redeemable non-controlling interests	—	—	—	—	—	(48,236)	—	—	(48,236)
Balance at December 31, 2010	6,209,374	131,710	182,496,330	1,825	2,450,141	(973,864)	(3,469)	3,687	1,610,030
Net income attributable to UDR, Inc.	—	—	—	—	—	20,023	—	—	20,023
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	167	167
Other comprehensive loss	—	—	—	—	—	—	(10,433)	—	(10,433)
Issuance/(forfeiture) of common and restricted shares, net	—	—	615,752	6	10,996	—	—	—	11,002
Issuance of common shares through public offering	—	—	36,525,632	366	879,388	—	—	—	879,754
Redemption of 141,200 shares of 6.75% Series G Cumulative Redeemable Shares	(141,200)	(3,530)	—	—	108	(175)	—	—	(3,597)
Adjustment for conversion of non-controlling interest of unitholders in Operating Partnership	—	—	12,511	—	287	—	—	—	287
Acquisition of non-controlling interest	—	—	—	—	(450)	—	—	—	(450)
Increase in non-controlling interest from business combination, net	—	—	—	—	—	—	—	880	880
Common stock distributions declared ($0.80 per share)	—	—	—	—	—	(165,590)	—	—	(165,590)
Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	—	—	(3,724)	—	—	(3,724)
Preferred stock distributions declared-Series G ($1.6875 per share)	—	—	—	—	—	(5,587)	—	—	(5,587)
Adjustment to reflect redemption value of redeemable non-controlling interests	—	—	—	—	—	(13,978)	—	—	(13,978)
Balance at December 31, 2011	6,068,174	$128,180	219,650,225	2,197	$3,340,470	(1,142,895)	(13,902)	4,734	2,318,784
Net income attributable to UDR, Inc.	—	—	—	—	—	212,177	—	—	212,177
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	140	140
Other comprehensive income	—	—	—	—	—	—	2,645	—	2,645
Issuance/(forfeiture) of common and restricted shares, net	—	—	(22,224)	—	(742)	—	—	—	(742)
Issuance of common shares through public offering	—	—	30,490,969	305	755,833	—	—	—	756,138

UDR, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(In thousands, expect for share and per share data)

					Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Redemption of 3,264,362 shares of 6.75% Series G Cumulative Redeemable Shares	(3,264,362)	(81,609)	—	—	2,791	(2,791)	—	—	(81,609)
Adjustment for conversion of non-controlling interest of unitholders in Operating Partnership	—	—	20,438	(1)	530	—	—	—	529
Acquisition of non-controlling interests	—	—	—	—	—	—	—	(4,871)	(4,871)
Increase in non-controlling interest from business combination, net	—	—	—	—	—	—	—	913	913
Common stock distributions declared ($0.88 per share)	—	—	—	—	—	(215,654)	—	—	(215,654)
Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	—	—	(3,724)	—	—	(3,724)
Preferred stock distributions declared-Series G ($0.5671875 per share)	—	—	—	—	—	(2,286)	—	—	(2,286)
Adjustment to reflect redemption value of redeemable non-controlling interests	—	—	—	—	—	11,392	—	—	11,392
Balance at December 31, 2012	2,803,812	$46,571	250,139,408	$2,501	$4,098,882	$(1,143,781)	$(11,257)	$916	$2,993,832
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share date)

	Years Ended December 31,
	2012	2011	2010

Operating Activities
Net income/(loss)	$220,303	$20,585	$(106,588)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	354,505	374,274	308,289
Net gain on sale of marketable securities	—	(3,123)	(4,725)
Net gain on sale of cost investments	—	(3,946)	—
Net gain on the sale of depreciable property	(251,554)	(125,928)	(4,083)
Tax benefit of taxable REIT subsidiary	(30,282)	(5,647)	(2,533)
(Gain)/loss on debt extinguishment	(277)	4,602	1,204
Loss from unconsolidated entities	8,579	6,352	4,204
Amortization of deferred financing costs and other	4,158	8,696	8,957
Amortization of deferred compensation	8,741	9,815	11,411
Hurricane-related charges, net	8,495	—	—
Amortization of convertible debt discount	—	1,077	3,530
Changes in income tax accruals	—	1,424	(865)
Changes in operating assets and liabilities:
Increase/decrease in operating assets	(2,688)	(31,363)	39
Decrease in operating liabilities	(2,639)	(12,582)	(4,660)
Net cash provided by operating activities	317,341	244,236	214,180

Investing Activities
Proceeds from sales of real estate investments, net	593,167	321,803	20,738
Proceeds from sale of marketable securities	—	9,799	39,488
Payments related to the buyout of joint venture partner	—	—	(16,141)
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	(106,673)	(989,029)	(347,582)
Cash paid in nonmonetary asset exchange	—	(28,124)	—
Development of real estate assets	(246,923)	(98,683)	(92,142)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(144,877)	(91,476)	(73,977)
Capital expenditures — non-real estate assets	(7,947)	(13,267)	(4,342)
Investment in unconsolidated joint ventures	(282,714)	(102,810)	(110,921)
Distributions received from unconsolidated joint ventures	50,580	11,202	1,125
(Purchase)/issuance of note receivable	(63,998)	7,800	—
Purchase deposits on pending real estate acquisitions	—	(80,397)	—
Net cash used in investing activities	(209,385)	(1,053,182)	(583,754)

Financing Activities
Payments on secured debt	(491,885)	(336,004)	(187,308)
Proceeds from the issuance of secured debt	250	30,728	68,380
Proceeds from the issuance of unsecured debt	396,400	296,964	399,190
Payments on unsecured debt	(100,000)	(264,829)	(79,236)
Net (repayment)/borrowings of revolving bank debt	(345,000)	389,250	(157,550)
Payment of financing costs	(4,316)	(13,465)	(8,244)

UDR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands, except for share data)

	Years Ended December 31,
	2012	2011	2010
(Forfeitures)/issuance of common and restricted stock, net	(9,861)	3,866	5,446
Proceeds from the issuance of common shares through public offering, net	756,138	879,754	467,565
Payments for the repurchase of Series G preferred stock, net	(81,609)	(3,597)	(637)
Payment for redemption of OP unitholder for cash	(133)	—	—
Distributions paid to redeemable non-controlling interests	(9,033)	(10,947)	(4,314)
Acquisition of nonredeemable non-controlling interests	(4,871)	—	—
Distributions paid to preferred stockholders	(6,954)	(9,311)	(9,488)
Distributions paid to common stockholders	(207,470)	(150,446)	(120,729)
Net cash (used in)/provided by financing activities	(108,344)	811,963	373,075
Net (decrease)/increase in cash and cash equivalents	(388)	3,017	3,501
Cash and cash equivalents, beginning of year	12,503	9,486	5,985
Cash and cash equivalents, end of year	$12,115	$12,503	$9,486

Supplemental Information:

Interest paid during the period, net of amounts capitalized	$159,501	$168,577	$154,843

Non-cash transactions:
Secured debt assumed in the acquisitions of properties, including asset exchange	34,412	278,657	91,442
Development costs and capital expenditures incurred but not yet paid	24,551	2,009	1,152
Contribution of purchase deposit made in 2011 to unconsolidated joint venture	80,397	—	—
Fair market value adjustment of secured debt assumed in acquisitions of properties, including asset exchange	2,617	26,880	1,820
Conversion of operating partnership non-controlling interests to common stock (20,438 shares in 2012; 12,511 shares in 2011; and 923,944 shares in 2010)	529	287	18,429
Real estate acquired in asset exchange	—	268,853	—
Real estate disposed in asset exchange	—	192,576	—
Contingent consideration accrued in business combination	—	3,000	—
OP Units issued in partial consideration for property acquisition	—	111,034	—
Secured debt transferred in asset exchange	—	55,356	—
Fair market value of land contributed by non-controlling interest	—	4,078	—
Non-cash consideration to acquire non-real estate asset	—	6,864	—
Retirement of fully depreciated assets	—	—	8,680

See accompanying notes to consolidated financial statements.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

1. CONSOLIDATION AND BASIS OF PRESENTATION
Organization and formation
UDR, Inc. (“UDR”, the “Company” “we” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities generally in high barrier-to-entry markets located in the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. At December 31, 2012, our consolidated apartment portfolio consisted of 145 consolidated communities located in 22 markets consisting of 41,571 apartment homes. In addition, the Company has an ownership interest in 9,558 apartment homes through unconsolidated joint ventures.
Basis of presentation
The accompanying Consolidated Financial Statements of UDR includes its wholly-owned and/or controlled subsidiaries (see the “Consolidated Joint Ventures” section of Note 5, Joint Ventures, for further discussion). All significant intercompany accounts and transactions have been eliminated in consolidation.
The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”). As of December 31, 2012 and 2011, there were 184,281,253 units in the Operating Partnership outstanding, of which 174,886,035 units or 94.9% and 174,859,951 or 94.9% were owned by UDR and 9,395,218 units or 5.1% and 9,421,302 or 5.1% were owned by limited partners, respectively. The consolidated financial statements of UDR include the non-controlling interests of the unitholders in the Operating Partnership.
The Company evaluated subsequent events through the date its financial statements were issued. No recognized or non-recognized subsequent events were noted.
2. SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-10, Disclosures about Offsetting Assets and Liabilities. The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either 1) offset on the balance sheet in accordance with the “Offsetting Guidance” in ASC 210-20-45 or ASC 815-10-45 (collectively, the offsetting guidance) or 2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with the “Offsetting Guidance”. The amendments are effective for annual reporting periods beginning on or after January 1, 2013 (and interim period within those annual periods). These requirements are expected to impact disclosures related to our derivative activities. The Company does not expect a material impact on its consolidated financial position, results of operations, or cash flows as a result of this new guidance.
In December 2011, the FASB issued ASU No. 2011-11, Derecognition of in Substance Real Estate- a Scope Clarification. The objective of the amendments in this update is to resolve the diversity in practice about whether the guidance in Subtopic 360-20, Property, Plant, and Equipment—Real Estate Sales, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10, Consolidation—Overall) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. The amendments are effective for fiscal years (and interim periods within those years) beginning on or after June 15, 2012. The Company does not expect a material impact on its consolidated financial position, results of operations, or cash flows as a result of this new guidance.
In December 2011, the FASB issued ASU Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments were being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income (“AOCI”) on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

were not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The guidance in ASU 2011-12 and ASU 2011-05 was effective for fiscal years and interim periods beginning after December 15, 2011 for the Company. The accompanying consolidated financial statements include the required disclosures in the consolidated statement of comprehensive income/(loss) for each of the three years in the period ended December 31, 2012.

In February 2012, the FASB issued ASU No. 2013-02, Other Comprehensive Income (Topic 220) to require preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income. The amendments also require companies to report changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the notes) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under US GAAP is required in the notes. This information must be presented in one place (parenthetically on the face of the financial statements by income statement line item or in a note). Public companies must provide the information required by these amendments (e.g., changes in AOCI balances and reclassifications out of AOCI) in interim and annual periods. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2012, or the first quarter of 2013 for calendar-year companies. The amendments in this update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income/(loss) in ASU No. 2011-05 and ASU No. 2011-1, which were discussed in the previous paragraph. The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income/(loss). The Company does not expect a material impact on its consolidated financial position, results of operations, or cash flows as a result of this new guidance.
In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and IFRS (ASC 820), which clarifies Topic 820, but also includes some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Finance Reporting Standards (“IFRS”). This is effective for periods beginning after December 15, 2011 for the Company. There was no material impact on the Company’s consolidated financial position, results of operations, or cash flows as a result of implementing this guidance.
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
Quarterly or when changes in circumstances warrant, UDR will assess our real estate properties for indicators of impairment. In determining whether the Company has indicators of impairment in our real estate assets, we assess whether the long-lived asset’s carrying value exceeds the community’s undiscounted future cash flows, which is representative of projected net operating income (“NOI”) plus the residual value of the community. Our future cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. If such indicators of impairment are present and the carrying value exceeds the undiscounted cash flows of the community, an impairment loss is recognized equal to the excess of the carrying amount of the asset over its estimated fair

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

value. Our estimates of fair market value represent our best estimate based primarily upon unobservable inputs related to rental rates, operating costs, growth rates, discount rates, capitalization rates, industry trends and reference to market rates and transactions.
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
Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which are 35 to 55 years for buildings, 10 to 35 years for major improvements, and 3 to 10 years for furniture, fixtures, equipment, and other assets. As of December 31, 2012 and 2011, the amount of our net intangible assets which are reflected in “Other assets” was $11.9 million and $21.4 million, respectively. As of December 31, 2012 and 2011, the amount of our net intangible liabilities which are reflected in “Accounts payable, accrued expenses, and other liabilities” was $5.2 million and $5.9 million in our Consolidated Balance Sheets. The balances are being amortized over the remaining life of the respective intangible.
All development projects and related costs are capitalized and reported on the Consolidated Balance Sheets as “Real estate under development”. The costs of development projects which include interest, real estate taxes, insurance, and allocated development overhead related to support costs for personnel working on the development project are capitalized during the construction period. These costs, excluding the direct costs of development and capitalized interest, for the years ended December 31, 2012, and 2011 were $10.0 million, and $8.5 million for the year ended December 31, 2010. During the years ended December 31, 2012, 2011, and 2010, total interest capitalized was $26.4 million, $13.0 million, and $12.5 million, respectively. As each building in a project is completed and becomes available for lease-up, the Company ceases capitalization and the assets are depreciated over their estimated useful life.
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
Revenue and real estate sales gain recognition
Rental income related to leases is recognized on an accrual basis when due from residents and tenants in accordance with GAAP. Rental payments are generally due on a monthly basis and recognized when earned. The Company recognizes interest income, management and other fees and incentives when earned, and the amounts are fixed and determinable.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

Notes Receivable

The following table summarizes our notes receivable, net as of December 31, 2012 (dollars in thousands):

	Interest rate	December 31, 2012

Note due October 2014 - related party	2.97%	$24,481
Note due February 2017	10.00%	13,200
Note due June 2022 (net of discount of $275)	7.00%	26,225
Other	8.00%	100
Total notes receivable, net		$64,006
The Company has a $24.5 million unsecured note receivable from one of its unconsolidated joint ventures, which bears an interest rate of one month LIBOR plus 2.75% per annum. Interest payments are due monthly. The note is due October 2014, and may be extended for one year. (See Note 5, Joint Ventures.)
The Company has a $13.2 million secured note receivable from an unaffiliated third party, which bears an interest rate of 10.00% per annum. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) declaration of acceleration; or (d) the fifth anniversary of the date of the note (February 2017).
On June 21, 2012, the Company purchased mezzanine debt securing a mortgage on a class A community in West Los Angeles, California. The $26.5 million loan was purchased at a yield of 7.25% and bears a coupon rate of 7.00%. Interest payments are due monthly and the note is due June 2022. The discount is amortized using the effective interest method.
During the year ended December 31, 2012, the Company recognized $2.7 million of interest income, net of accretion, from these notes receivable, of which $281,000 was related party interest income. During the years ended December 31, 2011 and 2010, the Company recognized $646,000 and $730,000, respectively, of interest income from notes receivable that were paid during the year ended December 31, 2011. Interest income is included in “Other income” on the Consolidated Statements of Operations.
Marketable Securities
During the year ended December 31, 2011, the Company sold marketable securities for $3.5 million, resulting in a realized gain of $3.1 million, which is included in “Other Income” on the Consolidated Statements of Operations. The cost of securities sold was based on the specific identification method. Unrealized gains of $3.5 million were reclassified out of accumulated other comprehensive income/(loss) into earnings during the year ended December 31, 2011. The marketable securities, which represented common stock in a publicly held company, were classified as “available-for-sale,” and were carried at fair value with unrealized gains and losses reported as a component of other comprehensive income/(loss).
During the year ended December 31, 2010, the Company sold previously held corporate debt securities, which were classified as “available-for-sale.” Proceeds from the sale of these securities were $39.5 million, resulting in gross realized gains of $4.7 million. These gains are included in “Other Income” in the Consolidated Statements of Operations. The amortization of any discount and interest income on these securities are also included in “Other Income” on the Consolidated Statements of Operations for the year ended December 31, 2010.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

In determining whether a joint venture is a variable interest entity, the Company considers: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including necessity of subordinated debt; estimates of future cash flows; ours and our partner’s ability to participate in the decision making related to acquisitions, disposition, budgeting and financing of the entity; obligation to absorb losses and preferential returns; nature of our partner’s primary operations; and the degree, if any, of disproportionally between the economic and voting interests of the entity. As of December 31, 2012, the Company did not assess any of our joint ventures as variable interest entities where UDR was the primary beneficiary.
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
Redeemable noncontrolling interests in the Operating Partnership
Interests in the Operating Partnership held by limited partners are represented by Operating Partnership units (“OP Units”). Income is allocated to holders of OP Units based upon net income available to common stockholders and the weighted average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to non-controlling interests in accordance with the terms of the partnership agreement.
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
Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of December 31, 2012, UDR recorded a net liability of $3.1 million and a deferred tax asset of $24.2 million (net of a valuation allowance of $1.4 million), which are classified in “Accounts

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

payable, accrued expenses, and other liabilities” and “Other assets,” respectively, on the Consolidated Balance Sheets.

Prior to 2012, the TRS had a history of losses and, as a result, has historically recognized a valuation allowance for net deferred tax assets.  Each quarter, the Company evaluates the need to retain all or a portion of the valuation allowance on its net deferred tax assets.  During the year ended December 31, 2012, the Company determined that it is more likely than not that the deferred tax assets, including any remaining net operating loss carry forward, will be realized. In making this determination, the Company analyzed, among other things, its recent history of earnings from the sale of depreciable property, forecasts of future earnings and its cumulative earnings for the last twelve quarters. The reversal of the valuation allowance resulted in an income tax benefit of $44.4 million during the year ended December 31, 2012, $21.5 million of which is reflected in continuing operations, and classified as “Tax benefit of taxable REIT subsidiary” and $22.9 million of which is classified within income from discontinued operations in the Consolidated Statements of Operations.
GAAP defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. GAAP also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.
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
UDR had no material unrecognized tax benefit, accrued interest or penalties at December 31, 2012. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2008 through 2011 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense.
Discontinued operations
Under GAAP, the results of operations for those properties sold during the year or classified as held-for-sale at the end of the current year are classified as discontinued operations in the current and prior periods. Further, to meet the discontinued operations criteria, the Company will not have any significant continuing involvement in the ownership or operation of the property after the sale or disposition. Once a property is classified as held-for-sale, depreciation is no longer recorded. However, if the Company determines that the property no longer meets the criteria for held-for-sale, the Company will recapture any unrecorded depreciation on the property. The assets and liabilities, if any, of properties classified as held for sale are presented separately on the Consolidated Balance Sheets at the lower of their carrying amount or their estimated fair value less the costs to sell the assets. (See Note 4, Discontinued Operations for further discussion).
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

The following table sets forth the computation of basic and diluted earning per share (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Numerator for earnings per share — basic and diluted:
Net income/(loss) attributable to common stockholders	$203,376	$10,537	$(112,362)
Denominator for earnings per share — basic and diluted:
Weighted average common shares outstanding	239,482	202,573	167,365
Non-vested restricted stock awards	(631)	(1,279)	(1,508)
Denominator for basic and diluted earnings per share	238,851	201,294	165,857
Net income/(loss) attributable to common stockholders — basic and diluted	$0.85	$0.05	$(0.68)

The effect of the conversion of the OP Units, convertible Preferred Stock, convertible debt, stock options, and restricted stock is not dilutive and is therefore not included in the above calculations as the Company reported a loss from continuing operations for the years ended December 31, 2012, 2011, and 2010.

The following table sets forth the additional shares of Common Stock outstanding by equity instrument if converted to Common Stock for each of the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31,
	2012	2011	2010
OP Units	9,411,415	7,601,693	5,711,275
Preferred Stock	3,035,548	3,035,548	3,035,548
Stock options and unvested restricted stock	1,360,398	2,154,739	2,296,097
Stock-based employee compensation plans
UDR accounts for its stock-based employee compensation plans in accordance with GAAP. This standard requires an entity to measure the cost of employee services received in exchange for an award of an equity instrument based on the award’s fair value on the grant date and recognize the cost over the period during which the employee is required to provide service in exchange for the award, which is generally the vesting period. The fair value for stock options issued by the Company is calculated utilizing the Black-Scholes-Merton formula. For performance based awards, the Company remeasures the fair value each balance sheet date with adjustments made on a cumulative basis until the award is settled and the final compensation is known.
Advertising costs
All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item “Administrative and marketing”. During the years ended December 31, 2012, 2011, and 2010, total advertising expense was $6.2 million, $5.4 million, and $6.4 million, respectively.
Cost of raising capital
Costs incurred in connection with the issuance of equity securities are deducted from stockholders’ equity. Costs incurred in connection with the issuance or renewal of debt are subject to GAAP provisions. Accordingly, if the terms of the renewed or modified debt instrument are deemed to be substantially different (i.e. a 10 percent or greater difference in the cash flows between instruments), all unamortized financing costs associated with the extinguished debt are charged to earnings in the current period. When the cash flows are not substantially different, the lender costs associated with the renewal or modification are capitalized and amortized into interest expense over the remaining term of the related debt instrument and other related costs are expensed. The balance of any unamortized financing costs associated with retired debt is expensed upon retirement. Deferred financing costs for new debt instruments include fees and costs incurred by the Company to obtain financing. Deferred financing costs are generally amortized on a straight-line basis, which approximates the effective interest method, over a period not to exceed the term of the related debt.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

Preferred Share Redemption and Repurchases

During the year ended December 31, 2012, the Company completed the redemption of all outstanding shares of its 6.75% Series G Cumulative Redeemable Preferred Stock. A total of 3,264,362 shares of the Series G Preferred Stock was redeemed at a redemption price of $25 per share in cash, plus accrued and unpaid dividends to the redemption date for a total cost of $82.1 million.
When redeeming or repurchasing preferred stock, the Company recognizes share issuance costs as a charge to the preferred stock on a pro rata basis to the total costs incurred for the preferred stock as well as any premium or discount on the redemption or repurchase. In connection with the redemption of the Series G Preferred Stock, the Company recognized a (decrease)/increase in net income/(loss) attributable to common stockholders of $(2.8) million, $(175,000), and $25,000 for the years ended December 31, 2012, 2011, and 2010, respectively, which is reported in “(Premium)/discount on preferred stock redemption and repurchases, net” in the Consolidated Statement of Operations.
Comprehensive income
Comprehensive income, which is defined as all changes in equity during each period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For each of the years ended December 31, 2012, 2011, and 2010 other comprehensive income/(loss) consisted of the change in fair value of marketable securities, the change in the fair value of effective cash flow hedges, and the allocation of other comprehensive income/(loss) to redeemable non-controlling interests.
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
Market concentration risk
The Company is subject to increased exposure from economic and other competitive factors specific to markets where the Company holds a significant percentage of the carrying value of its real estate portfolio. At December 31, 2012, the Company held greater than 10% of the carrying value of its real estate portfolio in the Orange County, California; Washington, D.C.; and New York, New York markets.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

3. REAL ESTATE OWNED
Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for sale properties. As of December 31, 2012, the Company owned and consolidated 145 communities in 10 states plus the District of Columbia totaling 41,571 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of December 31, 2012 and 2011 (dollar amounts in thousands):

	December 31, 2012	December 31, 2011
Land	$1,907,169	$1,821,762
Depreciable property — held and used:
Building and improvements	5,384,971	5,203,484
Furniture, fixtures and equipment	272,640	244,101
Under development:
Land	151,154	115,198
Construction in progress	339,894	131,601
Sold or held for sale:
Land	—	98,340
Building and improvements	—	410,123
Furniture, fixtures and equipment	—	49,862
Real estate owned	8,055,828	8,074,471
Accumulated depreciation	(1,924,682)	(1,831,727)
Real estate owned, net	$6,131,146	$6,242,744
On April 27, 2012, the Company acquired the remaining 80% ownership interests in two apartment communities (633 homes) for $11.7 million from one of our joint ventures. (See Note 5, Joint Ventures.)

During the year ended December 31, 2012, the Company also acquired our partners’ interests in two development joint ventures and two joint ventures, which owned parcels of land for future development. (See Note 5, Joint Ventures- Consolidated Joint Ventures for further discussion.)

Total acquisition value of these communities and land parcels at the acquisition date was recorded $102.1 million to land; $37.3 million to buildings and improvements; $1.5 million to furniture, fixtures, and equipment; $1.5 million to intangible assets; and $38.1 million to assumed debt and liabilities.

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

During the year ended December 31, 2011, the Company acquired eight operating communities with 3,161 apartment homes for a total purchase price of $1.5 billion and three land parcels for a total gross purchase price of $34.3 million. During the year ended December 31, 2010, the Company acquired five operating communities with 1,374 apartment homes for a total purchase price of $412.0 million and one land parcel for a total gross purchase price of $23.6 million.
The Company incurred $2.3 million, $4.8 million and $2.9 million of acquisition-related costs during the years ended December 31, 2012, 2011, and 2010, respectively. These expenses are classified on the Consolidated Statements of Operations in the line item entitled “General and administrative”.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

In October 2012, Hurricane Sandy hit the East Coast, affecting three of the Company’s operating communities (1,706 apartment homes) located in New York City. The properties suffered some physical damage and based on management’s estimates the Company recorded an impairment charge of $9.0 million related to the damaged assets. See Note 15, Hurricane Related Charges for additional information.
4. DISCONTINUED OPERATIONS
The results of operations for properties sold during the year or designated as held-for-sale at the end of the year are classified as discontinued operations for all periods presented. Properties classified as real estate held for sale generally represent properties that are actively marketed or contracted for sale with the closing expected to occur within the next twelve months. The presentation of discontinued operations does not have an impact on net income attributable to common stockholders, and results in the reclassification of the operating results of all properties sold or classified as held for sale through December 31, 2012, within the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets as of December 31, 2012 and 2011, if applicable. The gain on sale and the results of operations from these properties are classified on the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations.”
During the year ended December 31, 2012, the Company sold 21 communities with 6,507 apartment homes. During the year ended December 31, 2011, the Company sold 18 communities with 4,488 apartment homes, which included six communities (1,418 apartment homes) sold in conjunction with an asset exchange. During the year ended December 31, 2010, the Company sold one apartment home community (149 apartment homes). The Company had no communities that met the criteria to be classified as held for sale and included in discontinued operations at December 31, 2012. During the years ended December 31, 2012, 2011 and 2010, UDR recognized gains (before tax) on the sale of communities for financial reporting purposes of $260.4 million, $138.5 million, and $4.1 million, respectively, which are included in discontinued operations.
The following is a summary of income from discontinued operations for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Years Ended December 31,
	2012	2011	2010
Rental income	$30,316	$107,963	$121,318
Non-property income	—	—	1,845
	30,316	107,963	123,163

Rental expenses	10,566	40,724	47,296
Property management fee	834	2,970	3,337
Real estate depreciation	6,340	43,555	57,858
Interest	—	1,967	7,338
Other expense, including tax	791	227	75
	18,531	89,443	115,904

Income before net gain on the sale of depreciable property	11,785	18,520	7,259
Net gain on the sale of depreciable property	260,404	138,508	4,083
Income tax expense	(8,850)	(13,218)	—
Income from discontinued operations	$263,339	$143,810	$11,342

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

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
The following table summarizes the Company’s investment in unconsolidated joint ventures which are accounted for under the equity method of accounting as of December 31, 2012 and 2011 (dollar amounts in thousands):

Joint Venture	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at December 31,		UDR’s Ownership Interest
				2012	2011

Operating:
UDR/MetLife I (a)	Various	14 communities	2,547	$75,129	$133,843	13.3%
		8 land parcels	N/A			4.3%
UDR/MetLife II (b)	Various	13 communities	2,752	327,001	—	50.0%
Lodge at Stoughton (c)	Stoughton, MA	1 community	240	16,311	17,213	95.0%
KFH (d)	Washington D.C.	3 communities	660	29,663	34,146	30.0%
Texas JV (e)	Texas	8 communities	3,359	3,457	7,138	20.0%

Development:
13th & Market	San Diego, CA	1 community	264	29,930	12,115	95.0%
Domain College Park	College Park, MD	1 community	256	25,546	8,585	95.0%

Total Investment in Unconsolidated Joint Ventures				$507,037	$213,040
(a) Under the terms of UDR/MetLife I, UDR acts as the general partner with significant participating rights held by our partner, and earns fees for property management, asset management, and financing transactions.
In 2010, the Company acquired from the Hanover Company (“Hanover”) its ownership interest in the joint venture for $100.8 million consisting of $71.8 million in cash, which included associated transaction costs, and a $30 million payable to Hanover. UDR agreed to pay the $30 million balance to Hanover in two interest free installments in the amounts of $20 million (paid in 2011) and $10 million (paid in 2012) on the first and second anniversaries of the closing, respectively. The $30 million payable was recorded at its present value of $29 million using an effective interest rate of 2.67%. At December 31, 2012 and 2011, the net carrying value of the payable was $0 and $9.8 million, respectively. Interest expense of $207,000, $697,000, and

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

$129,000 was recorded during the years ended December 31, 2012, 2011, and 2010, respectively.

UDR’s inital cost of its equity investment of $100.8 million differed from its proportionate share in the underlying net assets of UDR/MetLife I of $111.4 million. The difference of $10.6 million was attributable to certain assets and adjustments that were allocated to UDR’s proportionate share in UDR/MetLife I’s buildings of $8.4 million, land of $3.9 million, and $(1.6) million of lease intangible assets. With the exception of land, the difference related to buildings is accreted and recorded as a component of loss from unconsolidated entities over 45 years and the difference related to lease intangible assets was amortized and recorded as a component of loss from unconsolidated entities over 11 months with the offset to the Company’s carrying value of its equity investment. During the year ended December 31, 2012, the Company recorded $184,000 of net accretion. During the years ended December 31, 2011 and 2010, the Company recorded $1.1 million and $264,000 of amortization, respectively.

In November 2012, the Company exchanged with MetLife its approximate overall 12% ownership interest in four operating communities and 3.1% ownership in two land parcels in UDR/MetLife I, and paid MetLife $10 million in cash for an additional 41% ownership interest in The Olivian, a high-rise building located in downtown Seattle, bringing UDR’s ownership interest in another property owned by the joint venture, The Olivian to 50%. The Olivian was subsequently contributed to UDR/MetLife II. The properties and land parcels in which UDR exchanged its ownership interest are located in Houston, Texas; Tampa, Florida; Charlotte, North Carolina and Chicago, Illinois. UDR will continue to fee manage the four operating communities.

(b) In January 2012, the Company formed a new real estate joint venture, UDR/MetLife II, with MetLife wherein each party owns a 50% interest. The 12 communities in the joint venture include seven communities transferred from UDR/MetLife I while the remaining five operating communities were newly acquired by UDR/MetLife II. The newly acquired communities, collectively known as Columbus Square, are recently developed, high-rise apartment buildings located on the Upper West Side of Manhattan and were purchased for $637.5 million. The Company serves as the general partner with significant participating rights held by our partner. The Company earns property management, asset management and financing fees. Our initial investment was $327.1 million, which consisted of $293.5 million of cash paid and $33.6 million of our equity in the seven communities transferred from UDR/MetLife I. (Of the $293.5 million of cash paid for its investment, the Company paid $80.4 million of purchase deposits for the acquisition of Columbus Square in 2011.)
(c) During the year ended December 31, 2012, the Company loaned the joint venture $24.5 million to repay a secured loan with an unaffiliated third party. The loan with the Company has terms similar to the original loan. (See Note 2, Significant Accounting Policies for further discussion on terms of the related party note.)
(d) UDR is a partner with an unaffiliated third party, which formed a joint venture for the investment of up to $450 million in multifamily properties located in key, high barrier to entry markets. The partners will contribute equity of $180 million of which the Company’s maximum equity will be 30% or $54 million when fully invested.
(e) UDR is a partner with an unaffiliated third party which owns and operates apartment communities located in Texas. UDR initially contributed cash and a property equal to 20% of the fair value of ten properties (3,992 homes). The unaffiliated member contributed cash equal to 80% of the fair value of the properties, which was then used to purchase nine operating properties from UDR. During year ended December 31, 2012, the Company acquired the remaining 80% ownership interests in two apartment communities (633 homes) for $11.7 million from the joint venture.
We evaluate our investments in unconsolidated joint ventures when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decrease in the value of its other investments in unconsolidated joint ventures during the years ended December 31, 2012, 2011 and 2010.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

Combined summary financial information relating to all of the unconsolidated joint ventures operations (not just our proportionate share), is presented below for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010

Revenues	$274,236	$201,368	$60,234
Real estate depreciation and amortization	100,952	69,290	28,744
Net loss (a)	4,393	21,724	29,737
UDR recorded loss from unconsolidated entities	8,579	6,352	4,204

(a)
Net loss for the year ended December 31, 2012 is net of a gain of $6.8 million recognized by MetLife I related to transactions discussed in (a) above. UDR’s share of the gain has been deferred due to its continued involvement with the joint venture properties exchanged.

Combined summary balance sheets relating to all of the unconsolidated joint ventures (not just our proportionate share) are presented below as of December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012	December 31, 2011
Real estate, net	$3,189,814	$2,908,623
Total assets	3,266,518	2,998,866
Amount due to UDR	34,843	6,251
Third party debt	1,663,427	1,499,419
Total liabilities	1,747,855	1,561,396
Total equity, inclusive of non-controlling interest	1,518,663	1,437,470
Equity held by non-controlling interest	12,755	14,641
UDR’s investment in unconsolidated joint ventures	507,037	213,040
As of December 31, 2012 and 2011, the Company had deferred fees and deferred profit from the sale of properties to a joint venture of $29.4 million and $29.1 million, respectively, the majority of which the Company will not recognize until the underlying property is sold to a third party. The Company recognized $11.8 million, $9.6 million, and $3.2 million of management fees during the years ended December 31, 2012, 2011 and 2010, respectively, for our management of the joint ventures. The management fees are classified in “Other Income” in the Consolidated Statements of Operations.
The Company may, in the future, make additional capital contributions to certain of our joint ventures should additional capital contributions be necessary to fund acquisitions and operating shortfalls.
Consolidated Joint Ventures
In 2011, the Company invested in a joint venture with an unaffiliated third party to acquire and redevelop Beach Walk, an existing commercial property, into a 173 apartment home community in Huntington Beach, California. At closing, the Company contributed $9.0 million and owned a 90% controlling interest in the investment. Under the terms of the operating agreement, our partner was required to achieve certain criteria as it relates to the entitlement process. If the criteria were met on or before 730 days after the site plan application was deemed complete by the City of Huntington Beach, the Company was obligated to contribute an additional $3.0 million to the joint venture for distribution to our partner. At the acquisition date, the Company accrued and capitalized $3.0 million related to the contingent consideration, which represented the difference between fair value of the property of $9.8 million on the formation date and the estimated fair value of the underlying property upon completion of the entitlement process of $12.8 million. The Company estimated the fair value based on Level 3 inputs utilized in a third party valuation. In 2012, the Company paid the joint venture partner a total of $4.1 million for its 10% non-controlling interest and settlement of the contingent consideration.
In January 2012, the Company formed a joint venture with an unaffiliated third party to acquire 399 Fremont (land for future development) in San Francisco, California. At closing, UDR owned a non-controlling interest of 92.5% in the joint

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

venture.The Company’s total investment was $55.5 million, which consists of its initial investment of $37.3 million and an option to exercise its right to acquire its partner’s 7.5% ownership interest in the joint venture. In October 2012, the Company exercised its option and paid $13.5 million, resulting in the consolidation of the joint venture at fair value. In January 2013, the Company subsequently acquired its partners 7.5% ownership interest for $4.7 million.
In May 2012, the Company formed a joint venture with an unaffiliated third party to acquire Pier 4 (land for future development) in Boston, Massachusetts. At closing, UDR owned a non-controlling interest of 98.0% in the joint venture. The Company’s total investment of $26.6 million, consists of its initial investment of $26.0 million and the acquisition of its partner’s 2.0% ownership interest for $613,000, resulting in the consolidation of the joint venture at fair value.
In September 2012, the Company formed a joint venture with an unaffiliated third party to acquire 3032 Wilshire (land for future development) in Santa Monica, California. At closing and at December 31, 2012, UDR owned a controlling interest of 95% in the joint venture for an initial investment of $10.3 million.
In October 2012, the Company formed a joint venture with an unaffiliated third party to acquire 2919 Wilshire (land for future development) in Santa Monica, California. At closing and at December 31, 2012, UDR owned a controlling interest of 95% in the joint venture for an initial investment of $7.0 million.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

6. SECURED AND UNSECURED DEBT
The following is a summary of our secured and unsecured debt at December 31, 2012 and 2011 (amounts in thousands):

	Principal Outstanding		For the Year Ended December 31, 2012
			Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
	December 31,
	2012	2011
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$455,533	$590,208	5.32%	3.4	8
Fannie Mae credit facilities (c)	631,078	744,509	5.11%	5.8	23
Total fixed rate secured debt	1,086,611	1,334,717	5.20%	4.8	31
Variable Rate Debt
Mortgage notes payable (b)	37,415	151,685	1.08%	0.5	2
Tax-exempt secured notes payable (d)	94,700	94,700	0.94%	9.6	2
Fannie Mae credit facilities (c)	211,409	310,451	2.07%	5.6	7
Total variable rate secured debt	343,524	556,836	1.65%	6.1	11
Total Secured Debt	1,430,135	1,891,553	4.35%	5.1	42

Unsecured Debt:
Commercial Banks
Borrowings outstanding under an unsecured credit facility due October 2015 (e), (f)	76,000	421,000	1.44%	2.8
Senior Unsecured Notes
4.63% Medium-Term Notes due January 2022 (net of discount of $3,241) (f)	396,759	—	4.63%	9.0
1.65% Term Notes due January 2016 (f)	35,000	100,000	1.65%	3.1
2.68% Term Notes due January 2016 (f)	65,000	—	2.68%	3.1
6.05% Medium-Term Notes due June 2013	122,500	122,500	6.05%	0.4
5.13% Medium-Term Notes due January 2014	184,000	184,000	5.13%	1.0
5.50% Medium-Term Notes due April 2014 (net of discount of $89 and $157)	128,411	128,343	5.50%	1.3
5.25% Medium-Term Notes due January 2015 (net of discount of $262 and $390)	324,913	324,785	5.25%	2.0
5.25% Medium-Term Notes due January 2016	83,260	83,260	5.25%	3.0
2.90% Term Notes due January 2016 (f)	250,000	250,000	2.90%	3.1
8.50% Debentures due September 2024	15,644	15,644	8.50%	11.7
4.25% Medium-Term Notes due June 2018 (net of discount of $2,322 and $2,751) (f)	297,678	297,249	4.25%	5.4
5.00% Medium-Term Notes due January 2012	—	100,000	5.00%	N/A
Other	33	36	N/A	N/A
Total Unsecured Debt	1,979,198	2,026,817	4.48%	4.1
Total Debt	$3,409,333	$3,918,370	4.42%	4.5

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument. Secured debt encumbers $2.3 billion or 28.8% of UDR’s total real estate owned based upon gross book value ($5.7 billion or 71.2% of UDR’s real estate owned based on gross book value is unencumbered) as of December 31, 2012.
(a) At December 31, 2012, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from December 2014 through May 2019 and carry interest rates ranging from 3.43% to 5.94%. Fixed rate mortgage notes payable includes debt associated with development activities.
The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. During the years ended December 31, 2012, 2011 and 2010, the Company had $4.9 million, $3.5 million, and $102,000 of amortization expense on the fair market adjustment of debt assumed in acquisition of properties, respectively. The unamortized fair market adjustment was a net premium of $16.9 million and $24.1 million at December 31, 2012 and 2011, respectively.
(b) Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature July 2013. The mortgage notes payable are based on LIBOR plus specified basis points, which translate into an interest rate of 1.08% at December 31, 2012.
(c) UDR has three secured credit facilities with Fannie Mae with an aggregate commitment of $931.3 million at December 31, 2012. The Fannie Mae credit facilities are for an initial term of 10 years (maturing at various dates from May 2017 through December 2019) and bear interest at floating and fixed rates. At December 31, 2012, we have $631.1 million of the outstanding balance fixed at a weighted average interest rate of 5.11% and the remaining balance of $211.4 million on these facilities is currently at a weighted average variable interest rate of 2.07%. At December 31, 2011, UDR had five secured credit facilities with Fannie Mae with aggregate commitments of $1.3 billion. During the year ended December 31, 2012, the Company repaid two of the secured credit facilities.
Further information related to these credit facilities is as follows (dollars in thousands):

	December 31, 2012	December 31, 2011
Borrowings outstanding	$842,487	$1,054,960
Weighted average borrowings during the period ended	903,817	1,139,588
Maximum daily borrowings during the period ended	1,054,735	1,157,557
Weighted average interest rate during the period ended	4.3%	4.4%
Weighted average interest rate at the end of the period	4.4%	4.1%
(d) The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature on August 2019 and March 2030. Interest on these notes is payable in monthly installments. The variable mortgage notes have interest rates of 0.88% and 1.10% as of December 31, 2012.

(e) The Company has a $900 million unsecured revolving credit facility. The unsecured credit facility has an initial term of four years and includes a one-year extension option. It contains an accordion feature that allows the Company to increase the facility to $1.35 billion. The credit facility carries an interest rate equal to LIBOR plus a spread of 122.5 basis points and a facility fee of 22.5 basis points.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

The following is a summary of short-term bank borrowings under UDR’s bank credit facility at December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012	December 31, 2011
Total revolving credit facility	$900,000	$900,000
Borrowings outstanding at end of period (1)	76,000	421,000
Weighted average daily borrowings during the period ended	167,038	227,498
Maximum daily borrowings during the period ended	788,000	450,000
Weighted average interest rate during the period ended	1.5%	1.0%
Interest rate at end of the period	1.4%	1.5%
(1) Excludes $3.9 million and $3.6 million of letters of credit at December 31, 2012 and 2011, respectively.

(f) The Operating Partnership is a guarantor at December 31, 2012 and 2011.

The aggregate maturities, including amortizing principal payments of secured debt, of total debt for the next five years subsequent to December 31, 2012 are as follows (dollars in thousands):

Year	Total Fixed Secured Debt	Total Variable Secured Debt	Total Secured Debt	Total Unsecured Debt (a)	Total Debt
2013	$12,948	$37,415	$50,363	$121,532	$171,895
2014	47,706	—	47,706	311,576	359,282
2015	197,423	—	197,423	400,388	597,811
2016	136,355	—	136,355	432,484	568,839
2017	179,883	65,000	244,883	—	244,883
Thereafter	512,296	241,109	753,405	713,218	1,466,623
Total	$1,086,611	$343,524	$1,430,135	$1,979,198	$3,409,333

(a) With the exception of the 1.65% Term Notes due January 2016 and revolving credit facility which carry a variable interest rate, all unsecured debt carry fixed interest rates.
We were in compliance with the covenants of our debt instruments at December 31, 2012.

7. STOCKHOLDERS’ EQUITY
UDR has an effective registration statement that allows the Company to sell an undetermined number of debt and equity securities as defined in the prospectus. The Company has the ability to issue 350,000,000 shares of common stock and 50,000,000 shares of preferred shares as of December 31, 2012.
During the year ended December 31, 2012, the Company entered into the following equity transactions for our common stock:

•	Issued 8,640,969 shares of common stock in connection with two “at the market” equity distribution programs where we received net proceeds of approximately $217.6 million;

•	Issued 21,850,000 shares of common stock in connection with an underwritten public offering where we received net proceeds of approximately $538.8 million;

•	Issued 182,204 shares of common stock in connection with stock options exercised;

•	Issued 253,362 shares of common stock through the Company’s 1999 Long-Term Incentive Plan (the “LTIP”), net of forfeitures of 32,216; and

•	Converted 20,438 OP Units into Company common stock.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

Distributions are subject to the approval of the Board of Directors and are dependent upon our strategy, financial condition and operating results. UDR common distributions for the years ended December 31, 2012, 2011 and 2010 totaled $0.88, $0.80, and $0.73 per share, respectively. For taxable years ending on or before December 31, 2012, the IRS allowed REITS to distribute up to 90% of total distributions in common shares with the residual distributed in cash as a means of enhancing liquidity.
Preferred Stock
The Series E Cumulative Convertible Preferred Stock (“Series E”) has no stated par value and a liquidation preference of $16.61 per share. Subject to certain adjustments and conditions, each share of the Series E is convertible at any time and from time to time at the holder’s option into one share of our common stock prior to a “Special Dividend” declared in 2008 ($1.083 shares after the Special Dividend). The holders of the Series E are entitled to vote on an as-converted basis as a single class in combination with the holders of common stock at any meeting of our stockholders for the election of directors or for any other purpose on which the holders of common stock are entitled to vote. The Series E has no stated maturity and is not subject to any sinking fund or any mandatory redemption.
Distributions declared on the Series E for the years ended December 31, 2012, 2011 and 2010 were $1.33 per share. The Series E is not listed on any exchange. At December 31, 2012 and 2011, a total of 2,803,812 shares of the Series E were outstanding.
UDR is authorized to issue up to 20,000,000 shares of the Series F Preferred Stock (“Series F”). The Series F may be purchased by holders of UDR’s operating partnership units, or OP Units, at a purchase price of $0.0001 per share. OP Unitholders are entitled to subscribe for and purchase one share of UDR’s Series F for each OP Unit held. At December 31, 2012 and 2011, a total of 2,529,194 and 2,534,846 shares, respectively, of the Series F were outstanding with an aggregate purchase value of $253. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to any other rights, privileges or preferences.
In May 2007, UDR issued 5,400,000 shares of the 6.75% Series G Cumulative Redeemable Preferred Stock (“Series G”). On May 31, 2012, the Company completed the redemption of all outstanding shares of its 6.75% Series G Cumulative Redeemable Preferred Stock. A total of 3,264,362 shares of the Series G Preferred Stock was redeemed at a redemption price of $25 per share in cash, plus accrued and unpaid dividends to the redemption date for a total cost of $82.1 million. As a result of this redemption, the write off of additional paid in capital of $2.8 million related to the issuance of Series G is recognized as a decrease to our net income/(loss) attributable to common stockholders. During the years ended December 31, 2011 and 2010, the Company repurchased 141,200 and 27,400 shares of Series G, respectively, for more or less than the liquidation preference of $25 per share, resulting in a loss of $175,000 and a $25,000 benefit to our net income/(loss) attributable to common stockholders, respectively.
Distributions declared on the Series G for the years ended December 31, 2012, 2011 and 2010 were $0.57, $1.69, and $1.69 per share, respectively. At December 31, 2012 and 2011, a total of 0 and 3,264,362 shares of the Series G were outstanding, respectively.
Distribution Reinvestment and Stock Purchase Plan
UDR’s Distribution Reinvestment and Stock Purchase Plan (the “Stock Purchase Plan”) allows common and preferred stockholders the opportunity to purchase, through the reinvestment of cash dividends, additional shares of UDR’s common stock. From inception through December 31, 2008, shareholders have elected to utilize the Stock Purchase Plan to reinvest their distribution for the equivalent of 9,957,233 shares of Company common stock. Shares in the amount of 11,541,046 were reserved for issuance under the Stock Purchase Plan as of December 31, 2012. During the year ended December 31, 2012, UDR acquired all shares issued through the open market.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

8. EMPLOYEE BENEFIT PLANS
In May 2001, the stockholders of UDR approved the long term incentive plan (“LTIP”), which supersedes the 1985 Stock Option Plan. The LTIP authorizes the granting of awards which may take the form of options to purchase shares of common stock, stock appreciation rights, restricted stock, dividend equivalents, other stock-based awards, and any other right or interest relating to common stock or cash incentive awards to Company directors, employees and outside trustees to promote the success of the Company by linking individual’s compensation via grants of share based payment. During the year ended December 31, 2009, the stockholders of UDR voted to amend and restate the LTIP to increase the number of shares reserved from 4,000,000 shares to 16,000,000 shares on an unadjusted basis for issuance upon the grant or exercise of awards under the LTIP, which all can be for incentive stock option grants. The LTIP generally provides, among other things, that options are granted at exercise prices not lower than the market value of the shares on the date of grant and that options granted must be exercised within 10 years. As of December 31, 2012, there were 8,505,498 common shares available for issuance under the LTIP.
The LTIP contains change of control provisions allowing for the immediate vesting of an award upon certain events such as a merger where UDR is not the surviving entity. Upon the death or disability of an award recipient all outstanding instruments will vest and all restrictions will lapse. Unless otherwise specified in the agreement, upon the retirement of an award recipient, all outstanding instruments will vest and all restrictions will lapse. The LTIP specifies that in the event of a capital transaction, which includes but is not limited to stock dividends, stock splits, extraordinary cash dividends and spin-offs, the number of shares available for grant in totality or to a single individual is to be adjusted proportionately. The LTIP specifies that when a capital transaction occurs that would dilute the holder of the stock award, prior grants are to be adjusted such that the recipient is no worse as a result of the capital transaction.
A summary of UDR’s stock option and restricted stock activities during the year ended December 31, 2012 is as follows:

	Option Outstanding		Option Exercisable		Restricted Stock
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number Of shares	Weighted Average Fair Value Per Restricted Stock
Balance, December 31, 2011	2,690,802	$12.61	1,905,015	$13.25	1,207,766	$16.24
Granted	—	—			253,362	24.66
Exercised	(260,675)	12.37			—	—
Vested	—	—			(1,100,689)	16.52
Forfeited	—	—			(32,216)	23.29
Balance, December 31, 2012	2,430,127	$12.63	2,430,127	$12.63	328,223	$23.35
Stock Option Plan
UDR has granted stock options to our employees, subject to certain conditions. Each stock option is exercisable into one common share.
There is no remaining compensation cost related to unvested stock options as of December 31, 2012.
The weighted average remaining contractual life on all options outstanding as of December 31, 2012 is 5.4 years. 1,994,957 of share options had exercise prices at $10.06; 404,291 of share options had exercise prices at $24.38; 30,879 of share options had exercise prices between $25.09 and $25.10.
During the years ended December 31, 2012, 2011, and 2010, respectively, we recognized $95,000, $1.1 million, and $1.3 million of net compensation expense related to outstanding stock options.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

Restricted Stock Awards
Restricted stock is granted to Company employees, officers, and directors. The restricted stock is valued on the grant date based upon the market price of UDR common stock on the date of grant. Compensation expense is recorded over the vesting period, which is generally three to four years. Restricted stock earn dividends payable in cash until the earlier of the date of the underlying restricted stock is exercised or the expiration of the underlying restricted stock award. Some of the restricted stock is performance based and is adjusted based on the Company’s performance. For the years ended December 31, 2012, 2011, and 2010, we recognized $8.6 million, $8.7 million, and $10.9 million of compensation expense related to the amortization of restricted stock, respectively. As of December 31, 2012, the Company had issued 3,054,989 shares of restricted stock under the LTIP. The total remaining compensation cost on unvested restricted stock awards was $4.0 million and has a weighted average remaining contractual life of one year as of December 31, 2012.
Profit Sharing Plan
Our profit sharing plan (the “Plan”) is a defined contribution plan covering all eligible full-time employees. Under the Plan, UDR makes discretionary profit sharing and matching contributions to the Plan as determined by the Compensation Committee of the Board of Directors. Aggregate provisions for contributions, both matching and discretionary, which are included in UDR’s Consolidated Statements of Operations for the years ended December 31, 2012, 2011, and 2010 was $631,000, $700,000, and $700,000, respectively.

9. INCOME TAXES
For 2012, 2011, and 2010, UDR believes that we have complied with the REIT requirements specified in the Code. As such the REIT would generally not be subject to federal income taxes.
For income tax purposes, distributions paid to common stockholders may consist of ordinary income, qualified dividends, capital gains, unrecaptured section 1250 gains, return of capital, or a combination thereof. Distributions that exceed our current and accumulated earnings and profits constitute a return of capital rather than taxable income and reduce the stockholder’s basis in their common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the common shares, it generally will be treated as a gain from the sale or exchange of that stockholder’s common shares. Taxable distributions paid per common share were taxable as follows for the years ended December 31, 2012, 2011, and 2010:

	December 31,
	2012	2011	2010
Ordinary income	$0.17	$0.49	$0.69
Long-term capital gain	0.19	0.07	0.03
Unrecaptured section 1250 gain	0.51	0.21	0.01
	$0.87	$0.77	$0.73

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

We have Taxable REIT Subsidiaries (“TRS”) that are subject to state and federal income taxes. A TRS is a C-corporation which has not elected REIT status and as such is subject to United States federal and state income tax. The components of the provision for income taxes are as follows for the years ended December 31, 2012, 2011, and 2010 (dollars in thousands):

	December 31,
	2012	2011	2010
Income tax expense/(benefit)
Current
Federal	$1,961	$463	$(3,510)
State	1,463	552	977
Total current	3,424	1,015	(2,533)
Deferred
Federal	(21,479)	6,646	119
State	(3,021)	(90)	(119)
Total deferred	(24,500)	6,556	—
Total income tax (benefit)/expense	$(21,076)	$7,571	$(2,533)
Classification of income tax (benefit)/expense
Continuing operations	$(30,717)	$(5,647)	$(2,533)
Discontinued operations	9,641	13,218	—
Deferred income taxes are provided for the change in temporary differences between the basis of certain assets and liabilities for financial reporting purposes and income tax reporting purposes. The expected future tax rates are based upon enacted tax laws. The components of our TRS deferred tax assets and liabilities are as follows for the years ended December 31, 2012, 2011, and 2010 (dollars in thousands):

	December 31,
	2012	2011	2010
Deferred tax assets:
Federal and state tax attributes	$1,464	$24,524	$33,053
Book/tax depreciation	12,345	10,045	9,708
Construction capitalization differences	6,635	5,948	5,235
Investment in partnerships	3,112	3,618	3,346
Debt and interest deductions	—	—	10,784
Other	2,009	999	586
Total deferred tax assets	25,565	45,134	62,712
Valuation allowance	(1,390)	(45,134)	(55,516)
Net deferred tax assets	24,175	—	7,196
Deferred tax liabilities:
Other	—	—	(640)
Total deferred tax liabilities	—	—	(640)
Net deferred tax asset	$24,175	$—	$6,556

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

Income tax expense/(benefit) differed from the amounts computed by applying the U.S. statutory rate of 35% to pretax income or (loss) for the years ended December 31, 2012, 2011, and 2010 as follows (dollars in thousands):

	December 31,
	2012	2011	2010
Income tax expense/(benefit)
U.S. federal income tax expense/(benefit)	$21,853	$11,715	$(16,006)
State income tax provision	2,497	2,099	19
Other items	(1,682)	1,227	(5,100)
Valuation allowance	(43,744)	(7,470)	18,554
Total income tax expense/(benefit)	$(21,076)	$7,571	$(2,533)
As of December 31, 2012, the Company, through our TRS, had no federal net loss carryovers (“NOL”). As of December 31, 2012, the TRS had state NOLs of approximately $53.4 million expiring in 2020 through 2030. As of December 31, 2012, the Company had a valuation allowance of $1.4 million against all of its state net operating losses. During the year ended December 31, 2012, the Company had a net change of $43.7 million in the valuation allowance.
GAAP defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The financial statements reflect expected future tax consequences of income tax positions presuming the taxing authorities’ full knowledge of the tax position and all relevant facts, but without considering time values. GAAP also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.
The Company evaluates our tax position using a two-step process. First, we determine whether a tax position is more likely than not (greater than 50 percent probability) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company will then determine the amount of benefit to recognize and record the amount of the benefit that is more likely than not to be realized upon ultimate settlement. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense. As of December 31, 2012 and 2011, UDR has no material unrecognized tax benefits.
The Company files income tax returns in federal and various state and local jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local income tax examination by tax authorities for years prior to 2008. The tax years 2008 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

10. NONCONTROLLING INTERESTS
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

The following table sets forth redeemable non-controlling interests in the Operating Partnership for the years ended December 31, 2012 and 2011 (dollars in thousands):

	Years Ended December 31,
	2012	2011

Beginning redeemable non-controlling interests in the Operating Partnership	$236,475	$119,057
Mark to market adjustment to redeemable non-controlling interests in the Operating Partnership	(11,392)	13,978
Conversion of OP Units to Common Stock	(529)	(287)
Net income attributable to redeemable non-controlling interests in the Operating Partnership	7,986	395
OP units issued for partial consideration in community acquisition	—	111,034
Distributions to redeemable non-controlling interests in the Operating Partnership	(9,202)	(7,298)
Allocation of other comprehensive income	80	(404)
Ending redeemable non-controlling interests in the Operating Partnership	$223,418	$236,475

The following sets forth net income/(loss) attributable to common stockholders and transfers from redeemable non-controlling interests in the Operating Partnership for the following periods (dollars in thousands):

	Years Ended December 31,
	2012	2011	2010
Net income/(loss) attributable to common stockholders	$203,376	$10,537	$(112,362)
Conversion of OP units to UDR Common Stock	529	287	18,429
Change in equity from net income/(loss) attributable to common stockholders and conversion of OP units to UDR Common Stock	$203,905	10,824	$(93,933)
Non-controlling interests
Non-controlling interests represent interests of unrelated partners in certain consolidated affiliates, and is presented as part of equity in the Consolidated Balance Sheets since these interests are not redeemable. During the years ended December 31, 2012, 2011, and 2010, net income attributable to non-controlling interests was $140,000, $167,000, and $146,000, respectively.

During the year ended December 31, 2012, the Company acquired all of the noncontrolling interests in two consolidated affiliates for $4.9 million, one of which owns a 434- apartment home community for $4.0 million and the other is a development project for $900,000. (See the “Consolidated Joint Ventures” section of Note 5, Joint Ventures - Consolidated Joint Ventures for additional information on the consolidated development joint venture.)

11. FAIR VALUE OF DERIVATIVES AND FINANCIAL INSTRUMENTS
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of December 31, 2012 and 2011 are summarized as follows (dollars in thousands):

			Fair Value at December 31, 2012, Using
	Total Carrying Amount in Financial Position at a December 31, 2012	Fair Value Estimate at December 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Notes receivable	$64,006	$64,930	$—	$—	$64,930
Derivatives- Interest rate contracts (a)	2	2	—	2	—
Total assets	$64,008	$64,932	$—	$2	$64,930

Derivatives- Interest rate contracts (a)	$11,022	$11,022	$—	$11,022	$—
Secured debt instruments- fixed rate: (b)
Mortgage notes payable	455,533	494,728	—	—	494,728
Fannie Mae credit facilities	631,078	689,295	—	—	689,295
Secured debt instruments- variable rate: (b)
Mortgage notes payable	37,415	37,415	—	—	37,415
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	211,409	211,409	—	—	211,409
Unsecured debt instruments: (b)
Commercial bank	76,000	76,000	—	—	76,000
Senior unsecured notes	1,903,198	2,039,736	—	—	2,039,736
Total liabilities	$3,420,355	$3,654,305	$—	$11,022	$3,643,283

Redeemable non-controlling interests (c)	$223,418	$223,418	$—	$223,418	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

			Fair Value at December 31, 2011, Using
	Total Carrying Amount in Financial Position at December 31, 2011	Fair Value Estimate at December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivatives- Interest rate contracts (a)	$89	$89	$—	$89	$—
Total assets	$89	$89	$—	$89	$—

Derivatives- Interest rate contracts (a)	$13,660	$13,660	$—	$13,660	$—
Contingent purchase consideration (d)	3,000	3,000	—	—	3,000
Secured debt instruments- fixed rate: (b)
Mortgage notes payable	590,208	635,531	—	—	635,531
Fannie Mae credit facilities	744,509	799,584	—	—	799,584
Secured debt instruments- variable rate: (b)
Mortgage notes payable	151,685	151,685	—	—	151,685
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	310,451	310,451	—	—	310,451
Unsecured debt instruments: (b)
Commercial bank	421,000	421,000	—	—	421,000
Senior unsecured notes	1,605,817	1,675,189	—	—	1,675,189
Total liabilities	$3,935,030	$4,104,800	$—	$13,660	$4,091,140

Redeemable non-controlling interests (c)	$236,475	$236,475	$—	$236,475	$—

(a)	See Note 12, Derivatives and Hedging Activity

(b)	See Note 6, Secured Debt and Unsecured Debt

(c)	See Note 10, Non-controlling Interests

(d)	The fair value of the contingent purchase consideration was related to our acquisition of a development property in a consolidated joint venture in 2011. (See Note 5, Joint Ventures)

There were no transfers into or out of each of the levels of the fair value hierarchy.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2012 and 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
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
Financial Instruments Not Carried at Fair Value
At December 31, 2012, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
We consider various factors to determine if a decrease in the value of our investments in an unconsolidated joint venture is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary decrease in the value of its investments in unconsolidated joint ventures during the years ended December 31, 2012 and 2011.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

12. DERIVATIVES AND HEDGING ACTIVITY
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and through the use of derivative financial instruments. Specifically, the Company may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash payments principally related to the Company’s borrowings.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated Other Comprehensive Income/(Loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2012, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2012, 2011 and 2010, the Company recorded less than a  $1,000 loss from ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item, and the fair value of interest rate swaps that were not zero at inception of the hedging relationship. During the year ended December 31, 2011, the Company reclassified $58,000 loss from Other Comprehensive Income/(Loss) to earnings due to forecasted transactions that were no longer probable of occurring, which was the result of the sale of an operating apartment community.
Amounts reported in “Accumulated Other Comprehensive Income/(Loss)” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through December 31, 2013, the Company estimates that an additional $6.7 million will be reclassified as an increase to interest expense.
As of December 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	13	$509,787
Interest rate caps	5	274,291
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a gain/(loss) of $290,000, $(23,000), and $(991,000) for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollar amounts in thousands):

Product	Number of Instruments	Notional
Interest rate caps	2	$155,197

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2012 and 2011 (amounts in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance Sheet Location	December 31, 2012	December 31, 2011	Balance Sheet Location	December 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$2	$71	Other liabilities	$11,022	$13,660
Total		$2	$71		$11,022	$13,660
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$—	$18	Other liabilities	$—	$—
Total		$—	$18		$—	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010 (dollar amounts in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2012	2011	2010		2012	2011	2010		2012	2011	2010

Interest rate products	$(4,924)	(16,477)	$(9,273)	Interest expense	$(7,649)	$(9,132)	$(6,777)	Interest expense	$—	$(58)	$(1)
Total	$(4,924)	$(16,477)	$(9,273)		$(7,649)	$(9,132)	$(6,777)		$—	$(58)	$(1)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2012	2011	2010

Interest rate products	Other income/(expense)	$290	$(23)	$(991)
Total		$290	$(23)	$(991)

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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

As of December 31, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $11.6 million. As of December 31, 2012, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2012, it would have been required to settle its obligations under the agreements at their termination value of $11.6 million.

13. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Company’s real estate commitments at December 31, 2012 (dollars in thousands):

	Number of Properties	Costs Incurred to Date	Expected Costs to Complete (unaudited)		Average Ownership Stake
Wholly-owned — under development	8	$491,048	$510,452		100%
Wholly-owned — redevelopment	4	75,018	96,382		100%
Joint ventures:
Unconsolidated joint ventures	2	66,978	—	(a)	95%
		$633,044	$606,834
(a) Represents UDR’s remaining equity commitment of unconsolidated joint ventures.
Ground and Other Leases
UDR owns six communities which are subject to ground leases expiring between 2019 and 2103. In addition, UDR is party to various operating leases related to office space rented by the Company with expiration dates through 2016. The leases are accounted for in accordance with GAAP. Future minimum lease payments as of December 31, 2012 are as follows (dollars in thousands):

	Ground Leases (a)	Office Space
2013	$5,158	$581
2014	5,158	606
2015	5,158	545
2016	5,158	40
2017	5,158	—
Thereafter	315,152	—
	$340,942	$1,772

(a)
For purposes of our ground lease contracts, the Company uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a reset provision based on the communities appraised value or consumer price index but does not include a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term.

UDR incurred $5.1 million, $4.9 million, $4.8 million of ground rent expense for the years ended December 31, 2012, 2011, and 2010, respectively. These costs are classified in “Other Operating Expenses” in the Consolidated Statements of Operations. The Company incurred $1.1 million, $1.2 million, $1.1 million of rent expense related to office space for the years ended December 31, 2012, 2011, and 2010, respectively. These costs are classified in “General and Administrative” expenses in the Consolidated Statement of Operations.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

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
UDR owns and operates multifamily apartment communities that generate rental and other property related income through the leasing of apartment homes to a diverse base of tenants. The primary financial measures for UDR’s apartment communities are rental income and net operating income (“NOI”). Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. NOI, which is a non-GAAP financial measure, is defined as rental income less direct property rental expenses. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI is property management expense, which is calculated as 2.75% of property revenue to cover the regional supervision and accounting costs related to consolidated property operations and land rent. UDR’s chief operating decision maker utilizes NOI as the key measure of segment profit or loss.
UDR’s two reportable segments are same communities and non-mature/other communities:

•
Same communities represent those communities acquired, developed, and stabilized prior to January 1, 2011 and held as of December 31, 2012. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

•
Non-mature/other communities represent those communities that were acquired or developed in 2011 and 2012, sold properties, redevelopment properties, consolidated joint venture properties, and the non-apartment components of mixed use properties.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the years ended December 31, 2012, 2011 and 2010.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

The accounting policies applicable to the operating segments described above are the same as those described in Note 2, Significant Accounting Policies. The following table details rental income and NOI from continuing and discontinued operations for UDR’s reportable segments for the years ended December 31, 2012, 2011 and 2010, and reconciles NOI to net income/(loss) attributable to UDR, Inc. in the Consolidated Statements of Operations (dollars in thousands):

	Years Ended December 31,
	2012	2011	2010
Reportable apartment home segment rental income
Same Communities
Western Region	$211,494	$199,782	$187,094
Mid-Atlantic Region	145,694	140,352	132,196
Southeastern Region	110,461	105,005	101,098
Southwestern Region	38,099	35,264	33,727
Northeast Region	11,080	10,271	3,007
Non-Mature communities/Other	227,416	240,284	176,746
Total segment and consolidated rental income	$744,244	$730,958	$633,868
Reportable apartment home segment NOI
Same Communities
Western Region	$147,840	$138,302	$127,262
Mid-Atlantic Region	101,245	96,920	90,194
Southeastern Region	71,218	66,203	63,654
Southwestern Region	22,817	20,319	19,205
Northeast Region	7,621	7,361	2,152
Non-Mature communities/Other	153,459	155,655	108,597
Total segment and consolidated NOI	504,200	484,760	411,064
Reconciling items:
Non-property income	15,435	17,422	14,347
Property management	(20,466)	(20,101)	(17,432)
Other operating expenses	(5,748)	(6,217)	(5,848)
Real estate depreciation and amortization	(350,400)	(370,343)	(303,446)
Interest	(138,792)	(158,333)	(150,796)
Hurricane-related charges, net	(8,495)	—	—
General and administrative	(43,494)	(45,915)	(45,243)
Severance costs and other restructuring charges	(733)	(1,342)	(6,803)
Other depreciation and amortization	(4,105)	(3,931)	(4,843)
Loss from unconsolidated entities	(8,579)	(6,352)	(4,204)
Tax benefit/(expense) of taxable REIT subsidiary, net	21,076	(7,571)	2,533
Redeemable non-controlling interests in OP	(7,986)	(395)	3,835
Non-controlling interests	(140)	(167)	(146)
Net gain on sale of depreciable property	260,404	138,508	4,083
Net income/(loss) attributable to UDR, Inc.	$212,177	$20,023	$(102,899)

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

The following table details the assets of UDR’s reportable segments as of December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012	December 31, 2011
Reportable apartment home segment assets:
Same communities:
Western Region	$2,194,384	$2,169,552
Mid-Atlantic Region	1,210,678	1,200,106
Southeastern Region	870,207	852,572
Southwestern Region	346,583	343,457
Northeast Region	142,597	140,573
Non-mature communities/Other	3,291,379	3,368,211
Total segment assets	8,055,828	8,074,471
Accumulated depreciation	(1,924,682)	(1,831,727)
Total segment assets — net book value	6,131,146	6,242,744
Reconciling items:
Cash and cash equivalents	12,115	12,503
Restricted cash	23,561	24,634
Deferred financing costs, net	24,990	30,068
Notes receivable	64,006	—
Investment in unconsolidated joint ventures	507,037	213,040
Other assets	125,654	198,365
Total consolidated assets	$6,888,509	$6,721,354
Capital expenditures related to our same communities totaled $47.2 million, $42.5 million, and $36.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Capital expenditures related to our non-mature/other communities totaled $7.9 million, $15.3 million, and $10.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Markets included in the above geographic segments are as follows:

i.	Western — Orange County, San Francisco, Seattle, Monterey Peninsula, Los Angeles, San Diego, Inland Empire, Sacramento, and Portland

ii.	Mid-Atlantic — Washington, D.C., Richmond, Baltimore, Norfolk, and Other Mid-Atlantic

iii.	Southeastern — Tampa, Orlando, Nashville, and Other Florida

iv.	Southwestern — Dallas and Austin

v.	Northeast — New York and Boston

15. HURRICANE-RELATED CHARGES

In October 2012, Hurricane Sandy hit the East Coast, affecting three of the Company’s operating communities (1,706 apartment homes) located in New York City. The properties suffered some physical damage, and were closed to tenants for a period following the hurricane. The Company has insurance policies that provide coverage for property damage and business interruption.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

Based on the claims filed and management’s estimates, the Company recognized a $9.0 million impairment charge for the damaged assets’ net book value during the year ended December 31, 2012. In addition, the Company incurred $10.4 million of repair and cleanup costs for the year ended December 31, 2012. With the exception of one of the properties that is under redevelopment at December 31, 2012, the rehabilitation of the remaining two properties is expected to be completed in the third quarter of 2013.
Based on the claims filed and management’s estimates, the Company recognized $4.4 million of business interruption losses for the year ended December 31, 2012. $3.6 million of business interruption losses were related to rent concession rebates provided to tenants during the period the properties were uninhabitable was classified in “Hurricane-related charges, net,” and $767,000 of business interruption losses were related to rent that was not contractually receivable was classified as a reduction to “Rental income” on the Consolidated Statements of Operations.
The impairment charge and the repair and cleanup costs incurred during the year ended December 31, 2012 have been reduced by the estimated insurance recovery of $14.5 million, and are classified in “Hurricane-related charges, net” on the Consolidated Statements of Operations. Of the estimated insurance recovery, $4.8 million was received during the year ended December 31, 2012. Since the Company determined that it was probable of receipt, the remaining $9.7 million of the estimated insurance recovery was recorded as a receivable at December 31, 2012.
To the extent that insurance proceeds ultimately exceed the difference between replacement cost and net book value of the impaired assets, the post-hurricane costs incurred, and/or business interruption losses recognized, the excess will be reflected as income in the period those amounts are received or when receipt is deemed probable to occur.
16. SEVERANCE COSTS AND RESTRUCTURING CHARGES

For the years ended December 31, 2012 and 2011, the Company recognized $733,000 and $1.3 million of severance charges, respectively.

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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

17. UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA
Selected consolidated quarterly financial data for the years ended December 31, 2012 and 2011 is summarized in the table below (dollars in thousands, except per share amounts):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
2012
Rental income (a)	$172,242	$177,475	$181,766	$182,445
Income/(loss) from continuing operations	1,741	(23,123)	(8,543)	(13,111)
Income/(loss) from discontinued operations	84,887	179,429	(1,133)	156
Net income/(loss) attributable to common stockholders	80,848	145,721	(9,962)	(13,231)
Income/(loss) per share (b):
Basic and diluted	$0.37	$0.62	$(0.04)	$(0.05)

2011
Rental income (a)	$137,812	$150,636	$163,859	$170,688
Loss from continuing operations	(32,847)	(34,130)	(30,026)	(26,222)
Income from discontinued operations	4,191	49,039	16,240	74,340
Net (loss)/income attributable to common stockholders	(30,243)	12,149	(15,559)	44,190
(Loss)/income per share (b):
Basic and diluted	$(0.17)	$0.06	$(0.07)	$0.20

(a)	Represents rental income from continuing operations, excluding amounts classified as discontinued operations.

(b)	Quarterly earnings per common share amounts may not total to the annual amounts due to rounding.

[This page is intentionally left blank.]

Report of Independent Registered Public Accounting Firm
The Partners
United Dominion Realty, L.P.

We have audited the accompanying consolidated balance sheets of United Dominion Realty, L.P. (the “Partnership”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income/(loss), changes in capital, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Dominion Realty, L.P. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Denver, Colorado
February 26, 2013

UNITED DOMINION REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	December 31, 2012	December 31, 2011

ASSETS
Real estate owned:
Real estate held for investment	$4,095,528	$4,062,894
Less: accumulated depreciation	(1,096,001)	(923,471)
Real estate held for investment, net	2,999,527	3,139,423
Real estate under development (net of accumulated depreciation $1,132 and $0)	86,260	26,793
Real estate sold or held for sale (net of accumulated depreciation of $0 and $52,887)	—	62,724
Total real estate owned, net of accumulated depreciation	3,085,787	3,228,940
Cash and cash equivalents	2,804	704
Restricted cash	12,926	12,568
Deferred financing costs, net	6,072	8,184
Other assets	28,665	41,771
Total assets	$3,136,254	$3,292,167

LIABILITIES AND CAPITAL

Secured debt	$967,239	$1,189,645
Notes payable due to General Partner	88,696	88,771
Real estate taxes payable	5,783	5,280
Accrued interest payable	3,604	1,886
Security deposits and prepaid rent	18,190	16,498
Distributions payable	40,752	39,840
Deferred gains on the sale of depreciable property	63,838	63,838
Accounts payable, accrued expenses, and other liabilities	29,396	33,040
Total liabilities	1,217,498	1,438,798

Commitments and contingencies (Note 10)

Capital:
Partners’ capital:
General partner: 110,883 OP units outstanding at December 31, 2012 and 2011	1,223	1,293
Limited partners: 184,170,370 OP units outstanding at December 31, 2012 and 2011	1,921,445	2,040,401
Accumulated other comprehensive loss	(5,369)	(6,902)
Total partners’ capital	1,917,299	2,034,792
Receivable due from General Partner	(11,056)	(193,584)
Non-controlling interest	12,513	12,161
Total capital	1,918,756	1,853,369
Total liabilities and capital	$3,136,254	$3,292,167
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Years Ended December 31,
	2012	2011	2010

REVENUES
Rental income	$393,941	$353,947	$306,272

EXPENSES
Rental expenses:
Real estate taxes and insurance	41,670	39,913	37,903
Personnel	28,600	26,954	24,925
Utilities	20,294	18,691	15,908
Repair and maintenance	18,645	17,352	15,843
Administrative and marketing	7,697	7,191	6,406
Property management	10,833	9,733	8,423
Other operating expenses	5,272	5,317	4,949
Real estate depreciation and amortization	193,846	186,597	147,273
Interest expense:
Interest on secured debt	43,277	51,827	48,716
Interest on note payable due to General Partner	1,957	990	424
Hurricane-related charges, net	5,518	—	—
General and administrative	26,204	26,370	23,291
Total expenses	403,813	390,935	334,061
Loss from continuing operations	(9,872)	(36,988)	(27,789)
Income from discontinued operations	54,206	67,217	7,095
Net income/(loss)	44,334	30,229	(20,694)
Net income attributable to non-controlling interests	(352)	(70)	(41)
Net income/(loss) attributable to OP unitholders	$43,982	$30,159	$(20,735)

Income/(loss) per OP unit- basic and diluted:
Loss from continuing operations attributable to OP unitholders	$(0.06)	$(0.20)	$(0.15)
Income from discontinued operations	$0.29	$0.37	$0.04
Net income/(loss) attributable to OP unitholders	$0.24	$0.17	$(0.12)

Weighted average OP units outstanding	184,281	182,448	179,909
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)

	Three Years Ended December 31,
	2012	2011	2010

Net income/(loss)	$44,334	$30,229	$(20,694)

Other comprehensive income/(loss):
Other comprehensive income/(loss)- derivative instruments:
Unrealized holding loss	(1,898)	(6,119)	(6,631)
Loss reclassified into earnings from other comprehensive income	3,431	4,719	4,282
Other comprehensive income/(loss)	1,533	(1,400)	(2,349)

Comprehensive income/(loss)	45,867	28,829	(23,043)

Comprehensive income attributable to non-controlling interests	352	70	41

Comprehensive income/(loss) attributable to OP unitholders	$45,515	$28,759	(23,084)

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(In thousands)

	Class A Limited Partner	Limited Partners	UDR, Inc.		Accumulated Other Comprehensive Income/(Loss)	Total Partners’ Capital	Receivable due from General Partner	Non-Controlling Interest
			Limited Partner	General Partner					Total
Balance at December 31, 2009	$28,797	$69,622	$2,101,031	$1,456	$(3,153)	$2,197,753	$(588,185)	$12,180	$1,621,748
Distributions	(2,328)	(2,819)	(127,201)	(80)	—	(132,428)	—	—	(132,428)
OP Unit redemptions for common shares of UDR	—	(18,214)	18,214	—	—	—	—	—	—
OP Units issued for cash	—	(327)	327	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	14,932	30,019	(44,951)	—	—	—	—	—	—
Change in UDR, L.P. non-controlling interests	—	—	—	—	—	—	—	(130)	(130)
Net loss	(202)	(423)	(20,097)	(13)	—	(20,735)	—	41	(20,694)
Other comprehensive income	—	—	—	—	(2,349)	(2,349)	—	—	(2,349)
Net change in receivable due from General Partner	—	—	—	—	—	—	95,476	—	95,476
Balance at December 31, 2010	41,199	77,858	1,927,323	1,363	(5,502)	2,042,241	(492,709)	12,091	1,561,623
Distributions	(2,328)	(4,973)	(139,853)	(88)	—	(147,242)	—	—	(147,242)
OP Unit redemptions for common shares of UDR	—	(287)	287	—	—	—	—	—	—
OP Units issued for real estate	—	111,034	—	—	—	111,034	—	—	111,034
Adjustment to reflect limited partners’ capital at redemption value	4,809	7,621	(12,430)	—	—	—	—	—	—
Net income	287	1,255	28,599	18	—	30,159	—	70	30,229
Other comprehensive income	—	—	—	—	(1,400)	(1,400)	—	—	(1,400)
Net change in receivable due from General Partner	—	—	—	—	—	—	299,125	—	299,125
Balance at December 31, 2011	43,967	192,508	1,803,926	1,293	(6,902)	2,034,792	(193,584)	12,161	1,853,369
Distributions	(2,328)	(6,738)	(153,846)	(96)	—	(163,008)	—	—	(163,008)
OP Unit redemptions for common shares of UDR	—	(529)	529	—	—	—	—	—	—
OP Unit redemption for cash	—	(133)	133	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	(596)	(5,166)	5,762	—	—	—	—	—	—
Net income	613	1,820	41,523	26	—	43,982	—	352	44,334
Other comprehensive income	—	—	—	—	1,533	1,533	—	—	1,533
Net change in receivable due from General Partner	—	—	—	—	—	—	182,528	—	182,528
Balance at December 31, 2012	$41,656	$181,762	$1,698,027	$1,223	$(5,369)	$1,917,299	$(11,056)	$12,513	$1,918,756
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating Activities
Net income/(loss)	$44,334	$30,229	$(20,694)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	195,051	197,964	166,480
Net gain on the sale of depreciable property	(51,094)	(60,065)	(152)
Hurricane-related costs	5,518	—	—
Loss on debt extinguishment	1,221	2,040	1,760
Amortization of deferred financing costs and other	2,403	2,425	1,652
Changes in operating assets and liabilities:
Increase in operating assets	(1,543)	(11,516)	(3,705)
Increase/(decrease) in operating liabilities	5,205	(5,006)	1,263
Net cash provided by operating activities	201,095	156,071	146,604

Investing Activities
Development of real estate assets	(36,804)	—	—
Proceeds from sales of real estate investments, net	113,175	138,693	—
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(72,098)	(63,191)	(59,458)
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	—	(287,075)	—
Cash paid in nonmonetary asset exchange	—	(15,407)	—
Net cash provided by/(used in) investing activities	4,273	(226,980)	(59,458)

Financing Activities
Advances from General Partner, net	29,391	175,964	(31,359)
Proceeds from the issuance of secured debt	26,054	2,074	11,326
Payments on secured debt	(249,680)	(96,902)	(60,686)
Distributions paid to partnership unitholders	(9,033)	(7,300)	(5,231)
Payment of financing costs	—	(3,143)	(391)
OP unit redemption	—	—	(327)
Net cash (used in)/provided by financing activities	(203,268)	70,693	(86,668)
Net increase in cash and cash equivalents	2,100	(216)	478
Cash and cash equivalents, beginning of period	704	920	442
Cash and cash equivalents, end of period	$2,804	$704	$920

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$52,224	$58,623	$51,584
Non-cash transactions:
Properties acquired, including intangibles in asset exchange	—	178,353	—
Properties disposed in asset exchange, net of accumulated depreciation	—	139,725	—
OP Units issued in partial consideration for property acquisition	—	111,034	—
Secured debt assumed in the acquisitions of properties, including asset exchange	—	247,805	—

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Supplemental Information (Continued):
Development costs and capital expenditures incurred but not yet paid	7,440	721	710
Secured debt transferred in asset exchange	—	55,356	—
Fair market value adjustment of secured debt assumed in acquisitions of properties, including asset exchange	—	21,915	—
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

1. CONSOLIDATION AND BASIS OF PRESENTATION
United Dominion Realty, L.P. (“UDR, L.P.”, the “Operating Partnership”, “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the years ended December 31, 2012, 2011 and 2010, rental revenues of the Operating Partnership represented 54%, 53%, 55% respectively, of the General Partner’s consolidated rental revenues (including those classified within discontinued operations). At December 31, 2012, the Operating Partnership’s apartment portfolio consisted of 72 communities located in 19 markets consisting of 21,660 apartment homes.
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
As of December 31, 2012, there were 184,281,253 OP Units outstanding, of which, 174,886,035 or 94.9% were owned by UDR and affiliated entities and 9,395,218 or 5.1% were owned by non-affiliated limited partners. There were 184,281,253 OP units in the Operating Partnership outstanding as of December 31, 2011 of which, 174,859,951 or 94.9% were owned by UDR and affiliated entities and 9,421,302 or 5.1%, which were owned by non-affiliated limited partners.
As sole general partner of the Operating Partnership, UDR owned 110,883 general partnership interest units or 0.06% of the total OP Units outstanding as of December 31, 2012 and 2011. At December 31, 2012 and 2011, there were 184,170,370 OP units outstanding of limited partnership interest, of which 1,751,671 were Class A Limited Partnership OP units. UDR owned 174,775,152 or 94.9% and 174,749,068 or 94.9% at December 31, 2012 and 2011, respectively. The remaining 9,395,218 or 5.1% and 9,421,302 or 5.1% OP units outstanding of limited partnership interest were held by non- affiliated partners at December 31, 2012 and 2011, respectively, of which 1,751,671 were Class A Limited Partnership units. See Note 9, Capital Structure.
The Operating Partnership evaluated subsequent events through the date its financial statements were issued. No recognized or non-recognized subsequent events were noted.

2. SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-10, Disclosures about Offsetting Assets and Liabilities. The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either 1) offset on the balance sheet in accordance with the “Offsetting Guidance” in ASC 210-20-45 or ASC 815-10-45 (collectively, the offsetting guidance) or 2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with the “Offsetting Guidance”. The amendments are effective for annual reporting periods beginning on or after January 1, 2013 (and interim period within those annual periods). These requirements are expected to impact disclosures related to our derivative activities. The Operating Partnership does not expect a material impact on its consolidated financial position, results of operations, or cash flows as a result of this new guidance.
In December 2011, the FASB issued ASU No. 2011-11, Derecognition of in Substance Real Estate- a Scope Clarification. The objective of the amendments in this update is to resolve the diversity in practice about whether the guidance in Subtopic

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

360-20, Property, Plant, and Equipment—Real Estate Sales, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10, Consolidation—Overall) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. The amendments are effective for fiscal years (and interim periods within those years) beginning on or after June 15, 2012. The Operating Partnership does not expect a material impact on its consolidated financial position, results of operations, or cash flows as a result of this new guidance.
In December 2011, the FASB issued ASU Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments were being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income (“AOCI”) on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 were not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The guidance in ASU 2011-12 and ASU 2011-05 was effective for fiscal years and interim periods beginning after December 15, 2011 for the Operating Partnership. The accompanying consolidated financial statements include the required disclosures in the consolidated statement of comprehensive income/(loss) for each of the three years in the period ended December 31, 2012.

In February 2012, the FASB issued ASU No. 2013-02, Other Comprehensive Income (Topic 220) to require preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income (AOCI). The amendments also require companies to report changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the notes) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under US GAAP is required in the notes. This information must be presented in one place (parenthetically on the face of the financial statements by income statement line item or in a note). Public companies must provide the information required by these amendments (e.g., changes in AOCI balances and reclassifications out of AOCI) in interim and annual periods. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2012, or the first quarter of 2013 for calendar-year companies. The amendments in this update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income/(loss) in ASU No. 2011-05 and ASU No. 2011-1, which were discussed in the previous paragraph. The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income/(loss). The Operating Partnership does not expect a material impact on its consolidated financial position, results of operations, or cash flows as a result of this new guidance.
In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles(“GAAP”) and IFRS (ASC 820), which clarifies Topic 820, but also includes some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Finance Reporting Standards (“IFRS”). This is effective for periods beginning after December 15, 2011 for the Operating Partnership. There was no material impact on the Operating Partnership’s consolidated financial position, results of operations, or cash flows as a result of implementing this guidance.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

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
Quarterly or when changes in circumstances warrant, the Operating Partnership will assess our real estate properties for indicators of impairment. In determining whether the Operating Partnership has indicators of impairment in our real estate assets, we assess whether the long-lived asset’s carrying value exceeds the community’s undiscounted future cash flows, which is representative of projected net operating income (“NOI”) plus the residual value of the community. Our future cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. If such indicators of impairment are present and the carrying value exceeds the undiscounted cash flows of the community, an impairment loss is recognized equal to the excess of the carrying amount of the asset over its estimated fair value. Our estimates of fair market value represent our best estimate based primarily upon unobservable inputs related to rental rates, operating costs, growth rates, discount rates and capitalization rates, industry trends and reference to market rates and transactions.
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
Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which are 35 to 55 years for buildings, 10 to 35 years for major improvements, and 3 to 10 years for furniture, fixtures, equipment, and other assets. As of December 31, 2012 and 2011, the amount of our net intangible assets which are reflected in “Other assets” was $9.3 million and $15.7 million, respectively. As of December 31, 2012 and 2011, the amount of our net intangible liabilities which are reflected in “Accounts payable, accrued expenses, and other liabilities” was $3.9 million and $4.3 million in our Consolidated Balance Sheets. The balances are being amortized over the remaining life of the respective intangible.
All development projects and related costs are capitalized and reported on the Consolidated Balance Sheets as “Real estate under development”. The costs of development projects which include interest, real estate taxes, insurance, and allocated development overhead related to support costs for personnel working directly on the development project are capitalized during the construction period. These costs, excluding the direct costs of development and capitalized interest for the years ended December 31, 2012, 2011, and 2010 were $2.1 million, $2.2 million, and $1.2 million, respectively. During the years ended December 31, 2012, 2011 and 2010, total capitalized interest was $3.7 million, $1.8 million, $1.3 million, respectively.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

Non-controlling interests
The noncontrolling interests represent the General Partner’s interests in certain consolidated subsidiaries and are presented in the capital section of the consolidated balance sheets since these interests are not convertible or redeemable into any other ownership interests of the Operating Partnership.
Revenue and real estate sales gain recognition
Rental income related to leases is recognized on an accrual basis when due from residents and tenants in accordance with GAAP. Rental payments are generally due on a monthly basis and recognized when earned. The Operating Partnership recognizes interest income, management and other fees and incentives when earned, fixed and determinable.
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
Discontinued operations
Under GAAP, the results of operations for those properties sold during the year or classified as held-for-sale at the end of the current year are classified as discontinued operations in the current and prior periods. Further, to meet the discontinued operations criteria, the Operating Partnership or related parties will not have any significant continuing involvement in the ownership or operation of the property after the sale or disposition. Once a property is classified as held-for-sale, depreciation is no longer recorded. However, if the Operating Partnership determines that the property no longer meets the criteria for held-for-sale, the Operating Partnership will recapture any unrecorded depreciation on the property. The assets and liabilities, if any, of properties classified as held for sale are presented separately on the Consolidated Balance Sheets at lower of their carrying amount or their estimated fair value less the costs to sell the assets. (See Note 4, Discontinued Operations for further discussion).
Earnings per Operating Partnership Unit
Basic earnings per OP Unit is computed by dividing net (loss)/income attributable to general and limited partner unitholders by the weighted average number of general and limited partner units (including redeemable OP Units) outstanding during the year. Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units or resulted in the issuance of OP Units and then shared in the earnings of the Operating Partnership. For the years ended December 31, 2012, 2011, and 2010, there were no dilutive instruments, and therefore, diluted earnings per OP Unit and basic earnings per OP Unit are the same. See Note 9, Capital Structure, for further discussion on redemption rights of OP Units.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

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
The Operating Partnership follows the accounting guidance within GAAP, with respect to how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. The guidance requires the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing the Operating Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Management of the Operating Partnership is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. The Operating Partnership has no examinations in progress and none are expected at this time.
Management of the Operating Partnership has reviewed all open tax years (2008 through 2011) and major jurisdictions, and concluded there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns.
Advertising costs
All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item “Administrative and marketing”. During the years ended December 31, 2012, 2011, and 2010, total advertising expense from continuing and discontinued operations was $2.4 million, $2.5 million, and $2.3 million, respectively.
Comprehensive income
Comprehensive income, which is defined as all changes in capital during each period except for those resulting from investments by or distributions to partners, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the years ended December 31, 2012, 2011, and 2010, other comprehensive income/(loss) consisted of the change in the fair value of the General Partner’s effective cash flow hedges that are allocated to the Operating Partnership.
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
Market concentration risk
The Operating Partnership is subject to increased exposure from economic and other competitive factors specific to those markets where it holds a significant percentage of the carrying value of its real estate portfolio at December 31, 2012, the Operating Partnership held greater than 10% of the carrying value of its real estate portfolio in the Orange County, California; San Francisco, California; Washington, D.C.; and New York, New York markets.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

3. REAL ESTATE OWNED
Real estate assets owned by the Operating Partnership consists of income producing operating properties, properties held for sale, properties under development, and land held for future development. At December 31, 2012, the Operating Partnership owned and consolidated 72 communities in nine states plus the District of Columbia totaling 21,660 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of December 31, 2012 and 2011 (dollar amounts in thousands):

	December 31, 2012	December 31, 2011
Land	$1,005,424	$1,008,077
Depreciable property — held and used:
Buildings and improvements	2,970,510	2,942,125
Furniture, fixtures and equipment	118,294	111,392
Real estate sold or held for sale:
Land	—	13,449
Buildings and improvements	—	93,127
Furniture, fixtures and equipment	—	9,035
Under development:
Land	25,833	16,385
Construction in progress	61,559	10,408
Land held for future development	1,300	1,300
Real estate owned	4,182,920	4,205,298
Accumulated depreciation	(1,097,133)	(976,358)
Real estate owned, net	$3,085,787	$3,228,940
The Operating Partnership had no acquisitions during the year ended December 31, 2012. During the year ended December 31, 2011, the Operating Partnership acquired four communities with 1,833 apartment homes for $761.2 million.

In October 2012, Hurricane Sandy hit the East Coast, affecting two of the Operating Partnership’s communities (1,001 apartment homes) located in New York City. The properties suffered some physical damage and based on management’s estimates the Operating Partnership recorded an impairment charge of $7.1 million related to the damaged assets. See Note 12, Hurricane Related Charges for additional information.
4. DISCONTINUED OPERATIONS
The results of operations for properties sold during the year or designated as held-for-sale at the end of the year are classified as discontinued operations for all periods presented. Properties classified as real estate held for sale generally represent properties that are actively marketed or contracted for sale with the closing expected to occur within the next twelve months. This does not have an impact on net income/loss attributable to unitholders and the application of GAAP results in the reclassification of the operating results of all properties sold or classified as held for sale through December 31, 2012 within the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets as of December 31, 2012 and 2011, if applicable. The gain on sale and the results of operations from these properties are classified in “Income from discontinued operations” on the Consolidated Statements of Operations.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

During the year ended December 31, 2012, the Operating Partnership sold four communities with 1,314 apartment homes. During the year ended December 31, 2011, the Operating Partnership sold eight communities with 2,024 apartment homes which included four apartment home communities (984 homes) sold in conjunction with an asset exchange. At December 31, 2012, the Operating Partnership had no communities that met the criteria to be classified as held for sale and included in discontinued operations. For the year ended December 31, 2010 the Operating Partnership did not dispose of any communities.
During the years ended December 31, 2012, 2011 and 2010, the Operating Partnership recognized a (loss)/gain on the sale of communities for financial reporting purposes of $51.1 million, $60.1 million, and $152,000, respectively, which is included in discontinued operations.
The following is a summary of income from discontinued operations for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Rental income	$6,750	$33,110	$44,122
Non-property income	—	—	1,695
	6,750	33,110	45,817

Rental expenses	2,247	12,698	15,293
Property management fee	186	911	1,213
Other operating expenses	—	167	79
Real estate depreciation	1,205	11,367	19,207
Interest	—	815	3,082
	3,638	25,958	38,874
Income before net gain on the sale of property	3,112	7,152	6,943
Net gain on the sale of property	51,094	60,065	152
Income from discontinued operations	$54,206	$67,217	$7,095

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

5. DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of December 31, 2012 and 2011 (dollars in thousands):

	Principal Outstanding		Year Ended December 31,
	December 31, 2012	December 31, 2011	Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
Fixed Rate Debt
Mortgage notes payable	$394,999	$457,723	5.33%	3.5	5
Fannie Mae credit facilities	370,638	444,899	4.90%	6.2	10
Total fixed rate secured debt	765,637	902,622	5.12%	4.8	15
Variable Rate Debt
Mortgage notes payable	37,415	37,415	1.08%	0.5	2
Tax-exempt secured note payable	27,000	27,000	1.10%	17.2	1
Fannie Mae credit facilities	137,187	222,608	2.53%	6.1	5
Total variable rate secured debt	201,602	287,023	2.07%	6.5	8
Total secured debt	$967,239	$1,189,645	4.49%	5.2	23
As of December 31, 2012, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $931.3 million with $842.5 million outstanding. The Fannie Mae credit facilities are for an initial term of 10 years (maturing on various dates from May 2017 through December 2019) and bear interest at floating and fixed rates. At December 31, 2012, $631.1 million of the outstanding balance was fixed at a weighted average interest rate of 5.11% and the remaining balance of $211.4 million on these facilities had a weighted average variable interest rate of 2.07%. There was a total of $507.8 million of these credit facilities allocated to the Operating Partnership at December 31, 2012 based on the ownership of the assets securing the debt. The following is information related to the credit facilities allocated to the Operating Partnership:

	December 31, 2012	December 31, 2011
	(dollar amounts in thousands)
Borrowings outstanding	$507,825	$667,507
Weighted average borrowings during the period ended	544,793	721,054
Maximum daily borrowings during the period	635,762	732,423
Weighted average interest rate during the period ended	4.3%	4.4%
Interest rate at the end of the period	4.4%	4.1%
The Operating Partnership may from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair value adjustment of the fixed rate debt instruments on the Operating Partnership’s properties was a net premium of $13.8 million and $17.8 million at December 31, 2012 and 2011, respectively.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from December 2015 through May 2019 and carry interest rates ranging from 3.43% to 5.94%.
Secured credit facilities. At December 31, 2012, the General Partner had borrowings against its fixed rate facilities of $631.1 million of which $370.6 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of December 31, 2012, the fixed rate Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average fixed interest rate of 4.90%.
Variable Rate Debt
Mortgage notes payable. Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature on July 2013. Interest on the variable rate mortgage notes is based on LIBOR plus specified basis points, which translated into interest rate of 1.08% at December 31, 2012.
Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures in March 2030. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 1.10% as of December 31, 2012.
Secured credit facilities. At December 31, 2012, the General Partner had borrowings against its variable rate facilities of $211.4 million of which $137.2 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of December 31, 2012, the variable rate borrowings under the Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average floating interest rate of 2.53%.
The aggregate maturities of the Operating Partnership’s secured debt due during each of the next five calendar years subsequent to December 31, 2012 are as follows (dollars in thousands):

	Fixed		Variable
	Mortgage Notes	Credit Facilities	Mortgage Notes	Tax Exempt Notes Payable	Credit Facilities	Total
2013	$8,141	$318	$37,415	$—	$—	$45,874
2014	8,369	336	—	—	—	8,705
2015	193,222	356	—	—	—	193,578
2016	131,955	374	—	—	—	132,329
2017	1,639	15,836	—	—	6,566	24,041
Thereafter	51,673	353,418	—	27,000	130,621	562,712
Total	$394,999	$370,638	$37,415	$27,000	$137,187	$967,239
Guarantor on Unsecured Debt
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility, with an aggregate borrowing capacity of $900 million, a $250 million term loan due January 2016, a $100 million term loan due January 2016, $300 million of medium-term notes due June 2018, and $400 million of medium-term notes due January 2022. As of December 31, 2012, there were $76.0 million outstanding borrowings under the unsecured credit facility. As of December 31, 2011, the outstanding balance under the unsecured credit facility was $421.0 million.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

6. RELATED PARTY TRANSACTIONS
Receivable due from the General Partner
The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had net receivable balances of $11.1 million and $193.6 million at December 31, 2012 and 2011, respectively, which is reflected as a reduction of capital on the Consolidated Balance Sheets.
Allocation of General and Administrative Expenses
The General Partner provides various general and administrative and other overhead services for the Operating Partnership including legal assistance, acquisitions analysis, marketing and advertising, and allocates these expenses to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on its pro-rata portion of UDR’s total apartment homes. During the years ended December 31, 2012, 2011 and 2010, the general and administrative expenses allocated to the Operating Partnership by UDR were $25.2 million, $32.6 million, and $32.4 million respectively, and are included in “General and Administrative” expenses on the consolidated statements of operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.
During the years ended December 31, 2012 and 2011, the Operating Partnership incurred $11.9 million and $3.7 million of related party management fees related to a management agreement entered into in 2011. (See further discussion in paragraph below.) These related party fees are initially recorded to “General and Administrative” expense, and a portion related to management fees charged by the Taxable REIT Subsidiary (“TRS”) of the General Partner is reclassified to “Property Management” expense on the Consolidated Statements of Operations. (See further discussion below.)
Management Fee
In 2011, the Operating Partnership entered into a management agreement with the TRS of the General Partner. The TRS charges the Operating Partnership 2.75% of gross rental revenues, and is classified in “Property Management” expense on the Consolidated Statements of Operations for the years ended December 31, 2012 and 2011.
Guaranties by the General Partner
The Operating Partnership provided a “bottom dollar” guaranty to certain limited partners as part of their original contribution to the Operating Partnership. The guaranty protects the tax basis of the underlying contribution and is reflected on the OP unitholder’s Schedule K-1 tax form. The guaranty was made in the form of a note payable issued by the Operating Partnership to the General Partner at an annual interest rate of 0.932% at December 31, 2012 and 1.14% at December 31, 2011. Interest payments are made monthly and the note is due December 31, 2013. At December 31, 2012 and 2011, the note payable due to the General Partner was $83.2 million and $83.3 million, respectively.
In 2011, the Operating Partnership also provided a guaranty in conjunction with 1,802,239 OP Units issued in partial consideration to the seller for the acquisition of an operating community. The guaranty was made in the form of a note payable issued by the Operating Partnership to the General Partner at an annual interest rate of 5.337%. Interest payments are due monthly and the note matures on August 31, 2021. At December 31, 2012 and 2011, the note payable due to the General Partner was $5.5 million.

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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

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

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of December 31, 2012 and 2011 are summarized as follows (dollars in thousands):

			Fair Value at December 31, 2012, Using
	Total Carrying Amount in Statement of Financial Position at	Fair Value Estimate at	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2012	December 31, 2012
Description:
Derivatives- Interest rate contracts (a)	$2	$2	$—	$2	$—
Total assets	$2	$2	$—	$2	$—

Derivatives- Interest rate contracts (a)	$4,750	$4,750	$—	$4,750	$—
Secured debt instruments- fixed rate: (b)
Mortgage notes payable	394,999	429,973	—	—	429,973
Fannie Mae credit facilities	370,638	399,389	—	—	399,389
Secured debt instruments- variable rate: (b)
Mortgage notes payable	37,415	37,415	—	—	37,415
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Fannie Mae credit facilities	137,187	137,187	—	—	137,187
Total liabilities	$971,989	$1,035,714	$—	$4,750	$1,030,964

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

			Fair Value at December 31, 2011, Using
	Total Carrying Amount in Statement of Financial Position at	Fair Value Estimate at	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2011	December 31, 2011
Description:
Derivatives- Interest rate contracts (a)	$71	$71	$—	$71	$—
Total assets	$71	$71	$—	$71	$—

Derivatives- Interest rate contracts (a)	$6,207	$6,207	$—	$6,207	$—
Secured debt instruments- fixed rate: (b)
Mortgage notes payable	457,723	495,412	—	—	495,412
Fannie Mae credit facilities	444,899	462,621	—	—	462,621
Secured debt instruments- variable rate: (b)
Mortgage notes payable	37,415	37,415	—	—	37,415
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Fannie Mae credit facilities	222,608	222,608	—	—	222,608
Total liabilities	$1,195,852	$1,251,263	$—	$6,207	$1,245,056

(a)	See Note 8, Derivatives and Hedging Activity

(b)	See Note 5, Debt

There were no transfers into or out of each of the levels of the fair value hierarchy.
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
Although the Operating Partnership has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2012 and December 31, 2011, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

Financial Instruments Not Carried at Fair Value
At December 31, 2012, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Operating Partnership using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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

8. DERIVATIVES AND HEDGING ACTIVITY
Risk Management Objective of Using Derivatives
The Operating Partnership is exposed to certain risks arising from both its business operations and economic conditions. The General Partner principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The General Partner manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and through the use of derivative financial instruments. Specifically, the General Partner enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The General Partner’s and the Operating Partnership’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the General Partner’s known or expected cash payments principally related to the General Partner’s borrowings.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated Other Comprehensive Income/(Loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2012, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2012, 2011 and 2010, the Operating Partnership recorded less than $1,000 of ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item.
Amounts reported in “Accumulated Other Comprehensive Income/(Loss)” related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is allocated to the Operating Partnership. During the next twelve months through December 31, 2013, we estimate that an additional $2.6 million will be reclassified as an increase to interest expense.
As of December 31, 2012, the Operating Partnership had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	4	$173,781
Interest rate caps	5	$247,202
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in losses of $9,000, $204,000 and $684,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
As of December 31, 2012, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollar amounts in thousands):

Product	Number of Instruments	Notional
Interest rate caps	1	$80,294

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Operating Partnership’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2012 and 2011 (dollar amounts in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance Sheet Location	December 31, 2012	December 31, 2011	Balance Sheet Location	December 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$2	$64	Other liabilities	$4,750	$6,207
Total		$2	$64		$4,750	$6,207

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$—	$7	Other liabilities	$—	$—
Total		$—	$7		$—	$—

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010 (dollar amounts in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships					Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2012	2011	2010		2012	2011	2010

Interest rate products	$(1,898)	$(6,119)	$(6,631)	Interest expense	$(3,431)	$(4,719)	$(4,282)
Total	$(1,898)	$(6,119)	$(6,631)		$(3,431)	$(4,719)	$(4,282)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

		2012	2011	2010

Interest rate products	Other income/(expense)	$(9)	$(204)	$(684)
Total		$(9)	$(204)	$(684)
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
As of December 31, 2012, the fair value of derivatives in a net liability position that were allocated to the Operating Partnership, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.0 million. As of December 31, 2012, the General Partner has not posted any collateral related to these agreements. If the General Partner had breached any of these provisions at December 31, 2012, it would have been required to settle its obligations under the agreements at their termination value of $5.0 million.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

9. CAPITAL STRUCTURE
General Partnership Units
The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Partnership Units. There were 110,883 General Partnership units outstanding at December 31, 2012 and 2011, all of which were held by UDR.
Limited Partnership Units
At December 31, 2012 and 2011, there were 184,170,370 limited partnership units outstanding, of which 1,751,671 were Class A Limited Partnership units. UDR owned 174,775,152 or 94.9% and 174,749,068 or 94.9% at December 31, 2012 and 2011, respectively. The remaining 9,395,218 or 5.1% and 9,421,302 or 5.1% OP Units outstanding were held by non-affiliated partners at December 31, 2012 and 2011, respectively, of which 1,751,671 were Class A Limited Partnership units.
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
The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $223.4 million and $236.5 million as of December 31, 2012 and December 31, 2011, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

The following table shows OP Units outstanding and OP Unit activity as of and for the years ended December 31, 2012, 2011 and 2010:

			UDR, Inc.
	Class A Limited Partner	Limited Partners	Limited Partner	General Partner	Total
Ending balance at December 31, 2009	1,751,671	4,234,921	173,811,933	110,883	179,909,408
OP redemptions for cash	—	(19,076)	19,076	—	—
OP redemptions for UDR stock	—	(905,548)	905,548	—	—
Ending balance at December 31, 2010	1,751,671	3,310,297	174,736,557	110,883	179,909,408
OP Units issued for acquisitions of real estate	—	4,371,845	—	—	4,371,845
OP redemptions for UDR stock	—	(12,511)	12,511	—	—
Ending balance at December 31, 2011	1,751,671	7,669,631	174,749,068	110,883	184,281,253
OP redemptions for cash	—	(5,646)	5,646	—	—
OP redemptions for UDR stock	—	(20,438)	20,438	—	—
Ending balance at December 31, 2012	1,751,671	7,643,547	174,775,152	110,883	184,281,253

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

10. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Operating Partnership’s real estate commitments at December 31, 2012 (dollars in thousands):

	Number of Properties	Costs Incurred to Date	Expected Costs to Complete (unaudited)
Real estate communities — under development	2	$87,393	$131,657
Real estate communities — redevelopment	2	28,420	46,880
		$115,813	$178,537
Ground Leases
The Operating Partnership owns five communities which are subject to ground leases expiring between 2019 and 2103. Future minimum lease payments as of December 31, 2012 are $5.1 million for each of the years ending December 31, 2013 to 2017, and a total of $314.9 million for years thereafter. For purposes of our ground lease contracts, the Operating Partnership uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a reset provision based on the communities appraised value or consumer price index but does not included a specified minimum lease payment, the Operating Partnership uses the current rent over the remainder of the lease term.
The Operating Partnership incurred $5.0 million, $4.9 million, and $4.7 million of ground rent expense for the years ended December 31, 2012, 2011, and 2010, respectively.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

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
The Operating Partnership owns and operates multifamily apartment communities throughout the United States that generate rental and other property related income through the leasing of apartment homes to a diverse base of tenants. The primary financial measures of the Operating Partnership’s apartment communities are rental income and net operating income (“NOI”), and are included in the chief operating decision maker’s assessment of UDR’s performance on a consolidated basis. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. NOI, which is a non-GAAP financial measure, is defined as total revenues less direct property operating expenses. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI is property management expense, which is calculated as 2.75% of property revenue to cover the regional supervision and accounting costs related to consolidated property operations and land rent. The chief operating decision maker of the General Partner utilizes NOI as the key measure of segment profit or loss.
The Operating Partnership’s two reportable segments are same communities and non-mature/other communities:

•
Same communities represent those communities acquired, developed, and stabilized prior to January 1, 2011 and held as of December 31, 2012. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the years ended December 31, 2012, 2011 and 2010.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

The accounting policies applicable to the operating segments described above are the same as those described in Note 2, “Significant Accounting Policies.” The following table details rental income and NOI from continuing and discontinued operations for the Operating Partnership’s reportable segments for the years ended December 31, 2012, 2011 and 2010, and reconciles NOI to net income/(loss) attributable to OP unit holders per the consolidated statement of operations (dollars in thousands):

	Years Ended December 31,
	2012	2011	2010
Reportable apartment home segment rental income
Same Communities
Western Region	$167,406	$158,280	$151,244
Mid-Atlantic Region	66,487	64,020	61,262
Southeastern Region	40,771	38,606	36,963
Southwestern Region	19,858	18,286	17,492
Non-Mature communities/Other	106,169	107,865	83,433
Total segment and consolidated rental income	$400,691	$387,057	$350,394
Reportable apartment home segment NOI
Same Communities
Western Region	$118,142	$110,631	$103,600
Mid-Atlantic Region	45,801	44,400	41,908
Southeastern Region	26,510	24,211	23,280
Southwestern Region	12,225	10,994	10,554
Non-Mature communities/Other	78,860	74,022	54,774
Total segment and consolidated NOI	281,538	264,258	234,116
Reconciling items:
Non-property income	—	—	1,695
Property management	(11,019)	(10,644)	(9,636)
Other operating expenses	(5,272)	(5,484)	(5,028)
Real estate depreciation and amortization	(195,051)	(197,964)	(166,480)
Interest	(45,234)	(53,632)	(52,222)
Hurricane-related charges, net	(5,518)	—	—
General and administrative	(26,204)	(26,370)	(23,291)
Net gain on the sale of real estate	51,094	60,065	152
Non-controlling interests	(352)	(70)	(41)
Net income/(loss) attributable to OP unit holders	$43,982	$30,159	$(20,735)

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

The following table details the assets of the Operating Partnership’s reportable segments as of December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012	December 31, 2011
Reportable apartment home segment assets
Same Store Communities
Western Region	$1,629,613	$1,608,006
Mid-Atlantic Region	701,740	697,217
Southeastern Region	322,882	317,353
Southwestern Region	185,501	184,158
Non-Mature communities/Other	1,343,184	1,398,564
Total segment assets	4,182,920	4,205,298
Accumulated depreciation	(1,097,133)	(976,358)
Total segment assets - net book value	3,085,787	3,228,940
Reconciling items:
Cash and cash equivalents	2,804	704
Restricted cash	12,926	12,568
Deferred financing costs, net	6,072	8,184
Other assets	28,665	41,771
Total consolidated assets	$3,136,254	$3,292,167
Capital expenditures related to the Operating Partnership’s same communities totaled $26.8 million, $24.9 million, and $21.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Capital expenditures related to the Operating Partnership’s non-mature/other communities totaled $3.1 million, $4.8 million, and $3.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Markets included in the above geographic segments are as follows:

i.	Western — Orange County, San Francisco, Monterey Peninsula, Los Angeles, Seattle, Sacramento, Inland Empire, Portland, and San Diego

ii.	Mid-Atlantic — Washington, D.C. and Baltimore

iii.	Southeastern — Nashville, Tampa, and Other Florida

iv.	Southwestern — Dallas

12. HURRICANE-RELATED CHARGES

In October 2012, Hurricane Sandy hit the East Coast, affecting two of the Operating Partnership’s operating communities (1,001 apartment homes) located in New York City. The properties suffered some physical damage, and were closed to tenants for a period following the hurricane. The Operating Partnership has insurance policies that provide coverage for property damage and business interruption.

Based on the claims filed and management’s estimates, the Operating Partnership recognized a $7.1 million impairment charge for the damaged assets’ net book value. In addition, the Operating Partnership incurred $7.0 million of repair and cleanup costs for the year ended December 31, 2012. The rehabilitation of these properties is expected to be completed in the third quarter of 2013.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

Based on the claims filed and management’s estimates, the Operating Partnership recognized $2.2 million of business interruption losses for the year ended December 31, 2012. $1.8 million of business interruption losses were related to rent concession rebates provided to tenants during the period the properties were uninhabitable was classified in “Hurricane-related charges, net,” and $400,000 of business interruption losses were related to rent that was not contractually receivable was classified as a reduction to “Rental income” on the Consolidated Statements of Operations.
The impairment charge and the repair and cleanup costs incurred during the year ended December 31, 2012 have been reduced by the estimated insurance recovery of $10.8 million, and are classified in “Hurricane-related charges, net” on the Consolidated Statements of Operations. Of the estimated insurance recovery, $4.0 million was received during the year ended December 31, 2012. Since the Operating Partnership determined that it was probable of receipt, the remaining $6.8 million of the estimated insurance recovery was recorded as a receivable at December 31, 2012.
To the extent that insurance proceeds ultimately exceed the difference between replacement cost and net book value of the impaired assets, the post-hurricane costs incurred, and/or business interruption losses recognized, the excess will be reflected as income in the period those amounts are received or when receipt is deemed probable to occur.
13. UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA
Selected consolidated quarterly financial data for the years ended December 31, 2012 and 2011 is summarized in the table blow (dollars in thousands, except per share amounts):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
2012
Rental income (a)	$95,895	$98,031	$100,235	$99,780
(Loss)/income from continuing operations	(7,814)	(1,969)	256	(345)
Income/(loss) from discontinued operations	922	53,372	(132)	44
(Loss)/income attributable to OP unitholders	(6,926)	51,172	85	(349)
(Loss)/income per OP unit- basic and diluted (b)	$(0.04)	$0.28	$0.00	$0.00
2011
Rental income (a)	$78,131	$88,383	$92,179	$95,254
Loss from continuing operations	(4,012)	(10,245)	(8,392)	(14,339)
Income from discontinued operations	2,008	17,753	1,792	45,664
(Loss)/income attributable to OP unitholders	(2,031)	7,476	(6,632)	31,346
(Loss)/income per OP unit — basic and diluted	$(0.01)	$0.04	$(0.04)	$0.17

(a)	Represents rental income from continuing operations, excluding amounts classified as discontinued operations.

(b)	Quarterly earnings per OP Unit amounts may not total to the annual amounts due to rounding

[This page is intentionally left blank.]

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED
DECEMBER 31, 2012
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Buildings and Improvements	Total Initial Acquisition Costs	Costs of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction(a)	Date Acquired
WESTERN REGION
Harbor at Mesa Verde	$45,016	$20,476	$28,538	$49,014	$11,861	$20,860	$40,015	$60,875	$22,935	2003	Jun-03
Pine Brook Village	18,270	2,582	25,504	28,086	6,720	3,886	30,920	34,806	15,706	1979	Jun-03
Pacific Shores	19,145	7,345	22,624	29,969	8,487	7,706	30,750	38,456	17,000	2003	Jun-03
Huntington Vista	29,896	8,055	22,486	30,541	6,612	8,289	28,864	37,153	16,261	1970	Jun-03
Missions at Back Bay	—	229	14,129	14,358	1,974	10,770	5,562	16,332	3,391	1969	Dec-03
Coronado at Newport — North	—	62,516	46,082	108,598	22,361	66,666	64,293	130,959	33,729	2000	Oct-04
Huntington Villas	53,294	61,535	18,017	79,552	5,916	62,029	23,439	85,468	12,733	1972	Sep-04
Villa Venetia	—	70,825	24,179	95,004	27,965	71,380	51,589	122,969	15,382	1972	Oct-04
Vista Del Rey	—	10,670	7,080	17,750	1,785	10,810	8,725	19,535	4,706	1969	Sep-04
Foxborough	—	12,071	6,187	18,258	2,476	12,242	8,492	20,734	4,086	1969	Sep-04
Coronado South	—	58,785	50,067	108,852	16,280	59,162	65,970	125,132	32,871	2000	Mar-05
Pine Brook Village II	—	25,922	60,961	86,883	5,776	26,028	66,631	92,659	16,912	1975	May-08
1818 Platinum Triangle	—	16,663	51,905	68,568	(70)	16,693	51,805	68,498	7,347	2009	Aug-10
ORANGE COUNTY, CA	165,621	357,674	377,759	735,433	118,143	376,521	477,055	853,576	203,059
2000 Post Street	—	9,861	44,578	54,439	6,976	10,185	51,230	61,415	21,311	1987	Dec-98
Birch Creek	—	4,365	16,696	21,061	5,538	5,023	21,576	26,599	11,279	1968	Dec-98
Highlands Of Marin	—	5,996	24,868	30,864	25,853	7,031	49,686	56,717	20,655	1991	Dec-98
Marina Playa	—	6,224	23,916	30,140	8,259	6,806	31,593	38,399	15,967	1971	Dec-98
River Terrace	33,130	22,161	40,137	62,298	2,591	22,307	42,582	64,889	18,618	2005	Aug-05
CitySouth	—	14,031	30,537	44,568	34,711	16,205	63,074	79,279	19,350	1972	Nov-05
Bay Terrace	—	8,545	14,458	23,003	4,114	11,425	15,692	27,117	6,775	1962	Oct-05
Highlands of Marin Phase II	—	5,353	18,559	23,912	11,010	5,753	29,169	34,922	9,062	1968	Oct-07
Edgewater	43,119	30,657	83,872	114,529	2,382	30,675	86,236	116,911	23,935	2007	Mar-08
Almaden Lake Village	27,000	594	42,515	43,109	3,541	698	45,952	46,650	12,331	1999	Jul-08
388 Beale	—	14,253	74,104	88,357	2,080	14,258	76,179	90,437	7,278	1999	Apr-11
2000 Post III	—	1,756	7,753	9,509	2,991	3,291	9,209	12,500	4,394	2006	Dec-98
SAN FRANCISCO, CA	103,249	123,796	421,993	545,789	110,046	133,657	522,178	655,835	170,955
Rosebeach	—	8,414	17,449	25,863	2,150	8,471	19,542	28,013	9,744	1970	Sep-04
Ocean Villas	—	5,135	12,789	17,924	1,511	5,224	14,211	19,435	6,775	1965	Oct-04
Tierra Del Rey	38,174	39,586	36,679	76,265	2,351	39,626	38,990	78,616	11,832	1999	Dec-07
The Westerly	67,700	48,182	102,364	150,546	31,678	49,664	132,560	182,224	14,159	1993	Sep-10
Pine@Sixth	—	5,805	6,305	12,110	12,550	6,251	18,409	24,660	13,391	2008	Dec-98
Jefferson at Marina del Rey	—	55,651	—	55,651	88,405	61,171	82,885	144,056	18,798	2008	Sep-07
LOS ANGELES, CA	105,874	162,773	175,586	338,359	138,645	170,407	306,597	477,004	74,699
Arbor Terrace	—	1,453	11,995	13,448	3,056	1,792	14,712	16,504	7,904	1996	Mar-98
Aspen Creek	10,819	1,178	9,116	10,294	2,409	1,444	11,259	12,703	5,419	1996	Dec-98
Crowne Pointe	—	2,486	6,437	8,923	4,514	2,811	10,626	13,437	6,069	1987	Dec-98
Hilltop	—	2,174	7,408	9,582	3,319	2,651	10,250	12,901	5,553	1985	Dec-98
The Hawthorne	36,782	6,474	30,226	36,700	2,295	6,559	32,436	38,995	14,460	2003	Jul-05
The Kennedy	—	6,179	22,307	28,486	1,444	6,231	23,699	29,930	9,851	2005	Nov-05
Hearthstone at Merrill Creek	23,786	6,848	30,922	37,770	1,978	6,861	32,887	39,748	9,210	2000	May-08
Island Square	—	21,284	89,389	110,673	3,054	21,400	92,327	113,728	23,791	2007	Jul-08
Borgata	—	6,379	24,569	30,948	342	6,388	24,902	31,290	8,105	2001	May-07
elements too	—	27,468	72,036	99,504	8,871	30,093	78,282	108,375	19,688	2010	Feb-10
989elements	—	8,541	45,990	54,531	343	8,509	46,365	54,874	8,012	2006	Dec-09
SEATTLE, WA	71,387	90,464	350,395	440,859	31,625	94,739	377,745	472,485	118,062
Presidio at Rancho Del Oro	—	9,164	22,694	31,858	5,584	9,665	27,777	37,442	14,988	1987	Jun-04
Villas at Carlsbad	—	6,517	10,718	17,235	1,839	6,720	12,354	19,074	5,832	1966	Oct-04
SAN DIEGO, CA	—	15,681	33,412	49,093	7,423	16,385	40,131	56,516	20,820
Boronda Manor	—	1,946	8,982	10,928	8,888	3,144	16,672	19,816	7,297	1979	Dec-98

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2012
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Buildings and Improvements	Total Initial Acquisition Costs	Costs of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction(a)	Date Acquired
Garden Court	—	888	4,188	5,076	4,925	1,484	8,517	10,001	3,784	1973	Dec-98
Cambridge Court	—	3,039	12,883	15,922	13,495	5,187	24,230	29,417	11,198	1974	Dec-98
Laurel Tree	—	1,304	5,115	6,419	5,471	2,120	9,770	11,890	4,517	1977	Dec-98
The Pointe At Harden Ranch	—	6,388	23,854	30,242	24,236	9,802	44,676	54,477	19,942	1986	Dec-98
The Pointe At Northridge	—	2,044	8,028	10,072	9,311	3,237	16,146	19,383	7,646	1979	Dec-98
The Pointe At Westlake	—	1,329	5,334	6,663	5,598	2,129	10,132	12,261	4,416	1975	Dec-98
MONTEREY PENINSULA, CA	—	16,938	68,384	85,322	71,924	27,103	130,143	157,245	58,800
Verano at Rancho Cucamonga Town Square	51,915	13,557	3,645	17,202	52,716	22,977	46,941	69,918	25,113	2006	Oct-02
Windemere at Sycamore Highland	—	5,810	23,450	29,260	2,319	6,021	25,558	31,579	15,198	2001	Nov-02
INLAND EMPIRE, CA	51,915	19,367	27,095	46,462	55,035	28,998	72,499	101,497	40,311
Foothills Tennis Village	—	3,618	14,542	18,160	6,103	4,032	20,231	24,263	11,163	1988	Dec-98
Woodlake Village	—	6,772	26,967	33,739	11,933	7,983	37,689	45,673	21,682	1979	Dec-98
SACRAMENTO, CA	—	10,390	41,509	51,899	18,036	12,015	57,920	69,936	32,845
Tualatin Heights	—	3,273	9,134	12,407	5,893	3,711	14,589	18,300	8,464	1989	Dec-98
Andover Park	15,235	2,916	16,995	19,911	7,278	3,135	24,054	27,189	13,197	1989	Sep-04
Hunt Club	16,270	6,014	14,870	20,884	5,046	6,329	19,601	25,930	11,209	1985	Sep-04
PORTLAND, OR	31,505	12,203	40,999	53,202	18,217	13,175	58,244	71,419	32,870
TOTAL WESTERN REGION	529,551	809,286	1,537,132	2,346,418	569,094	873,000	2,042,512	2,915,513	752,421
MID-ATLANTIC REGION
Dominion Middle Ridge	30,896	3,311	13,283	16,594	6,047	3,692	18,949	22,641	12,243	1990	Jun-96
Dominion Lake Ridge	21,108	2,366	8,387	10,753	5,398	2,799	13,352	16,151	8,794	1987	Feb-96
Presidential Greens	—	11,238	18,790	30,028	7,778	11,519	26,287	37,806	17,002	1938	May-02
The Whitmore	—	6,418	13,411	19,829	19,742	7,431	32,140	39,571	18,455	2008	Apr-02
Ridgewood	—	5,612	20,086	25,698	7,623	5,964	27,357	33,321	17,677	1988	Aug-02
Commons at Town Square	—	136	7,724	7,860	1,121	6,874	2,107	8,981	1,256	1971	Dec-03
Waterside Towers	—	874	38,209	39,083	11,164	26,384	23,863	50,247	13,847	1971	Dec-03
Waterside Townhomes	—	129	3,724	3,853	660	2,725	1,788	4,513	964	1971	Dec-03
Wellington Place at Olde Town	28,681	13,753	36,059	49,812	16,550	14,558	51,804	66,362	26,310	2008	Sep-05
Andover House	—	14,357	51,577	65,934	2,565	14,370	54,129	68,499	18,343	2004	Mar-07
Sullivan Place	—	1,137	103,676	104,813	3,699	1,211	107,301	108,512	32,109	2007	Dec-07
Circle Towers	70,049	33,011	107,051	140,062	7,646	32,968	114,740	147,708	30,575	1972	Mar-08
Delancey at Shirlington	—	21,606	66,765	88,371	1,193	21,616	67,948	89,564	18,694	2006/07	Mar-08
View 14	—	5,710	97,941	103,651	522	5,721	98,452	104,173	8,352	2009	Jun-11
Signal Hill	—	13,290	—	13,290	69,092	25,347	57,035	82,382	11,121	2010	Nov-10
Washington, D.C.	150,734	132,948	586,683	719,631	160,800	183,179	697,252	880,431	235,742
Dominion Kings Place	15,050	1,565	7,007	8,572	4,011	1,804	10,779	12,583	7,228	1983	Dec-92
Dominion At Eden Brook	20,369	2,361	9,384	11,745	6,082	2,924	14,903	17,827	10,655	1984	Dec-92
Ellicott Grove	—	2,920	9,099	12,019	22,409	5,243	29,185	34,428	19,912	2008	Jul-94
Dominion Constant Freindship	10,683	903	4,669	5,572	3,531	1,195	7,908	9,103	5,278	1990	May-95
Lakeside Mill	15,242	2,666	10,109	12,775	3,844	2,868	13,751	16,619	9,745	1989	Dec-99
Tamar Meadow	—	4,145	17,150	21,295	4,493	4,530	21,258	25,788	13,452	1990	Nov-02
Calvert’s Walk	17,247	4,408	24,692	29,100	6,116	4,567	30,649	35,216	16,530	1988	Mar-04
Arborview Apartments	—	4,653	23,952	28,605	6,632	5,111	30,126	35,237	17,021	1992	Mar-04
Liriope Apartments	—	1,620	6,791	8,411	989	1,629	7,771	9,400	4,276	1997	Mar-04
20 Lambourne	32,166	11,750	45,590	57,340	3,904	11,871	49,373	61,244	14,896	2003	Mar-08
Domain Brewers Hill	—	4,669	40,630	45,299	344	4,675	40,968	45,643	5,575	2009	Aug-10
BALTIMORE, MD	110,757	41,660	199,073	240,733	62,355	46,417	256,671	303,088	124,568
Dominion English Hills	—	1,979	11,524	13,503	8,224	2,873	18,854	21,727	11,134	1969/76	Dec-91

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2012
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Buildings and Improvements	Total Initial Acquisition Costs	Costs of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction(a)	Date Acquired
Gayton Pointe Townhomes	—	826	5,148	5,974	28,919	3,362	31,531	34,893	23,513	2007	Sep-95
Waterside At Ironbridge	—	1,844	13,239	15,083	6,726	2,255	19,554	21,809	11,430	1987	Sep-97
Carriage Homes at Wyndham	—	474	30,997	31,471	7,255	3,774	34,952	38,725	20,000	1998	Nov-03
Legacy at Mayland	41,507	—	—	—	19,631	1,861	17,770	19,631	14,394	2007	Dec-91
RICHMOND, VA	41,507	5,123	60,908	66,031	70,755	14,125	122,661	136,785	80,471
Forest Lake At Oyster Point	—	780	8,862	9,642	8,455	1,349	16,748	18,097	11,613	1986	Aug-95
Woodscape	—	798	7,209	8,007	9,159	2,033	15,133	17,166	12,511	1974/76	Dec-87
Eastwind	—	155	5,317	5,472	5,983	620	10,835	11,455	8,344	1970	Apr-88
Dominion Waterside At Lynnhaven	—	1,824	4,107	5,931	5,767	2,212	9,486	11,698	6,826	1966	Aug-96
Heather Lake	—	617	3,400	4,017	9,732	1,194	12,555	13,749	11,243	1972/74	Mar-80
Dominion Yorkshire Downs	—	1,089	8,582	9,671	5,561	1,501	13,731	15,232	8,269	1987	Dec-97
NORFOLK, VA	—	5,263	37,477	42,740	44,657	8,909	78,488	87,397	58,806
Greens At Schumaker Pond	—	710	6,118	6,828	5,345	960	11,213	12,173	7,622	1988	May-95
OTHER MID-ATLANTIC	—	710	6,118	6,828	5,345	960	11,213	12,173	7,622
TOTAL MID-ATLANTIC REGION	302,998	185,704	890,259	1,075,963	343,912	253,590	1,166,285	1,419,874	507,209
SOUTHEASTERN REGION
Summit West	—	2,176	4,710	6,886	7,840	3,176	11,550	14,726	9,301	1972	Dec-92
The Breyley	—	1,780	2,458	4,238	16,706	3,271	17,673	20,944	14,718	2007	Sep-93
Lakewood Place	19,195	1,395	10,647	12,042	8,112	2,193	17,961	20,154	12,306	1986	Mar-94
Bay Meadow	—	2,893	9,254	12,147	9,348	4,153	17,342	21,495	11,995	2004	Dec-96
Cambridge Woods	—	1,791	7,166	8,957	7,653	2,538	14,072	16,610	9,468	1985	Jun-97
Sugar Mill Creek	—	2,242	7,553	9,795	5,893	2,650	13,038	15,688	7,819	1988	Dec-98
Inlet Bay	—	7,702	23,150	30,852	12,959	8,940	34,871	43,811	22,328	1988/89	Jun-03
MacAlpine Place	—	10,869	36,858	47,727	6,288	11,135	42,880	54,015	21,467	2001	Dec-04
The Vintage Lofts at West End	—	6,611	37,663	44,274	11,473	15,100	40,647	55,744	12,135	2009	Jul-09
Gallery at Bayport II	—	5,775	17,236	23,011	2,526	8,551	16,986	25,537	6,836	2008	Oct-06
Island Walk	—	7,231	19,897	27,128	10,527	4,995	32,660	37,655	19,243	1985/87	Jul-06
TAMPA, FL	19,195	50,465	176,592	227,057	99,325	66,702	259,680	326,379	147,616
Seabrook	—	1,846	4,155	6,001	7,382	2,616	10,767	13,383	8,103	2004	Feb-96
The Canopy Apartment Villas	—	2,895	6,456	9,351	21,966	5,364	25,953	31,317	20,600	2008	Mar-93
Altamira Place	15,640	1,533	11,076	12,609	18,938	3,258	28,289	31,547	21,971	2007	Apr-94
Regatta Shore	—	757	6,608	7,365	14,284	1,956	19,693	21,649	14,726	2007	Jun-94
Alafaya Woods	18,716	1,653	9,042	10,695	8,275	2,482	16,488	18,970	11,250	2006	Oct-94
Los Altos	22,734	2,804	12,349	15,153	8,446	3,839	19,760	23,599	12,477	2004	Oct-96
Lotus Landing	—	2,185	8,639	10,824	8,277	2,767	16,334	19,101	9,649	2006	Jul-97
Seville On The Green	—	1,282	6,498	7,780	6,190	1,669	12,301	13,970	7,567	2004	Oct-97
Ashton @ Waterford	24,232	3,872	17,538	21,410	2,754	4,161	20,003	24,164	11,428	2000	May-98
Arbors at Lee Vista	—	6,692	12,860	19,552	11,280	7,081	23,751	30,832	15,779	2007	Aug-06
The Place on Millenia Blvd	—	12,172	37,143	49,315	1,839	12,214	38,940	51,154	13,868	2007	Jan-08
ORLANDO, FL	81,322	37,691	132,364	170,055	109,631	47,407	232,279	279,686	147,418
Legacy Hill	—	1,148	5,867	7,015	8,280	1,703	13,592	15,295	9,883	1977	Nov-95
Hickory Run	—	1,469	11,584	13,053	8,807	2,070	19,790	21,860	11,879	1989	Dec-95
Carrington Hills	—	2,117	—	2,117	32,491	4,328	30,280	34,608	17,630	1999	Dec-95
Brookridge	—	708	5,461	6,169	4,064	1,080	9,153	10,233	5,941	1986	Mar-96
Breckenridge	—	766	7,714	8,480	3,848	1,203	11,125	12,328	6,794	1986	Mar-97
Colonnade	—	1,460	16,015	17,475	4,023	1,859	19,639	21,498	9,938	1998	Jan-99
The Preserve at Brentwood	22,957	3,182	24,674	27,856	5,421	3,469	29,808	33,277	16,648	1998	Jun-04
Polo Park	—	4,583	16,293	20,876	15,292	5,531	30,637	36,167	16,607	2008	May-06
NASHVILLE, TN	22,957	15,433	87,608	103,041	82,226	21,243	164,024	185,266	95,320

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2012
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Buildings and Improvements	Total Initial Acquisition Costs	Costs of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction(a)	Date Acquired
The Reserve and Park at Riverbridge	40,133	15,968	56,401	72,369	6,508	16,319	62,558	78,876	30,246	1999/2001	Dec-04
OTHER FLORIDA	40,133	15,968	56,401	72,369	6,508	16,319	62,558	78,876	30,246
TOTAL SOUTHEASTERN REGION	163,607	119,557	452,965	572,522	297,690	151,671	718,541	870,207	420,600
NORTHEAST REGION
Garrison Square	—	5,591	91,027	96,618	4,572	5,599	95,591	101,190	12,419	1887/1990	Sep-10
Ridge at Blue Hills	24,159	6,039	34,869	40,908	500	6,047	35,361	41,408	4,746	2007	Sep-10
Inwood West	59,365	20,778	88,096	108,874	1,550	20,800	89,624	110,424	9,094	2006	Apr-11
14 North	—	10,961	51,175	62,136	1,982	10,974	53,144	64,118	5,668	2005	Apr-11
BOSTON, MA	83,524	43,369	265,167	308,536	8,604	43,420	273,720	317,140	31,927
10 Hanover Square	202,145	41,432	218,983	260,415	(819)	41,440	218,156	259,596	19,623	2005	Apr-11
21 Chelsea	—	36,399	107,154	143,553	3,149	36,399	110,303	146,702	7,760	2001	Aug-11
Rivergate	—	114,410	324,920	439,330	18,136	114,720	342,746	457,466	24,917	1985	Jul-11
95 Wall Street	—	57,637	266,255	323,892	(578)	57,652	265,662	323,314	21,805	2008	Aug-11
NEW YORK, NY	202,145	249,878	917,312	1,167,190	19,888	250,211	936,867	1,187,078	74,105
TOTAL NORTHEAST REGION	285,669	293,247	1,182,479	1,475,726	28,492	293,631	1,210,587	1,504,218	106,032
SOUTHWESTERN REGION
THIRTY377	31,274	24,036	32,951	56,987	6,680	24,309	39,358	63,667	16,632	2007	Aug-06
Legacy Village	56,687	16,882	100,102	116,984	4,851	17,061	104,774	121,835	31,158	6/7/2005	Mar-08
Garden Oaks	—	2,132	5,367	7,499	1,235	6,912	1,822	8,734	1,438	1979	Mar-07
Glenwood	—	7,903	554	8,457	1,417	8,135	1,739	9,874	941	1970	May-07
Talisker of Addison	—	10,440	634	11,074	1,620	10,835	1,859	12,694	1,350	1975	May-07
Springhaven	—	6,688	3,354	10,042	937	8,309	2,670	10,979	1,793	1977	Apr-07
Clipper Pointe	—	13,221	2,507	15,728	1,849	14,884	2,693	17,577	2,090	1978	May-07
Highlands of Preston	—	2,151	8,168	10,319	29,984	5,975	34,328	40,303	19,615	2008	Mar-98
Savoye	—	7,374	3,367	10,741	55,761	14,663	51,839	66,502	11,322	2010	Aug-10
Savoye2	—	6,510	3,774	10,284	56,840	17,110	50,014	67,124	4,590	2010	Mar-12
DALLAS, TX	87,961	97,337	160,778	258,115	161,174	128,193	291,096	419,289	90,929
Barton Creek Landing	—	3,151	14,269	17,420	21,508	4,576	34,352	38,928	14,853	1986	Mar-02
Residences at the Domain	23,974	4,034	55,256	59,290	1,629	4,113	56,806	60,919	14,986	2007	Aug-08
Red Stone Ranch	20,515	5,718	19,770	25,488	215	5,746	19,957	25,703	945	2000	Apr-12
Lakeline Villas	15,860	4,365	17,683	22,048	102	4,373	17,777	22,150	841	2004	Apr-12
AUSTIN, TX	60,349	17,268	106,978	124,246	23,454	18,808	128,892	147,700	31,625
TOTAL SOUTHWESTERN REGION	148,310	114,605	267,756	382,361	184,628	147,001	419,988	566,989	122,554
REAL ESTATE UNDER DEVELOPMENT
Los Alisos	—	17,298	—	17,298	30,425	16,386	31,337	47,723	—
Mission Bay	—	23,625	—	23,625	53,818	23,653	53,790	77,443	—
The Calvert	—	297	12,786	13,083	26,587	9,447	30,223	39,670	1,132
Capitol View on Fourteenth	—	31,747	—	31,747	86,105	31,404	86,448	117,853	121
Pier 4	—	24,584	—	24,584	7,757	24,584	7,757	32,341	—
Beach Walk	—	12,878	—	12,878	3,017	13,007	2,888	15,895	—
The Residences at Bella Terra	—	25,000	—	25,000	64,808	25,014	64,794	89,808	—
Fiori on Vitruvian Park	—	7,659	3,601	11,260	59,055	7,659	62,656	70,315	—
TOTAL REAL ESTATE UNDER DEVELOPMENT	—	143,088	16,387	159,475	331,572	151,154	339,893	491,048	1,253
LAND
2919 Wilshire	—	6,773	527	7,300	156	6,773	683	7,456	53
3032 Wilshire	—	9,963	788	10,751	175	9,963	963	10,926	102
3033 Wilshire	—	11,055	—	11,055	5,904	11,049	5,910	16,959	—
399 Fremont	—	50,706	—	50,706	4,617	50,706	4,617	55,323	—
7 Harcourt	—	884	—	884	3,876	884	3,876	4,760	212
Burger House	—	770	—	770	12	770	12	782	—
Parkers Landing II	—	1,710	—	1,710	762	1,511	961	2,472	—
Presidio	—	1,524	—	1,524	921	1,300	1,145	2,445	—

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2012
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Buildings and Improvements	Total Initial Acquisition Costs	Costs of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction(a)	Date Acquired
Spring Valley Road	—	2,875	—	2,875	1,856	2,875	1,856	4,731	947
Waterside	—	11,862	93	11,955	129	11,862	222	12,084	226
Vitruvian	—	8,005	16,006	24,011	54,123	39,556	38,578	78,134	59
TOTAL LAND	—	106,127	17,414	123,541	72,531	137,249	58,823	196,072	1,599
TOTAL REAL ESTATE UNDER DEVELOPMENT	—	249,215	33,801	283,016	404,103	288,403	398,716	687,120	2,852
COMMERCIAL HELD FOR DEVELOPMENT
Hanover Village	—	1,624	—	1,624	—	1,104	520	1,624	548
Circle Towers Office Bldg	—	1,407	4,498	5,905	1,418	1,380	5,943	7,323	1,363
Brookhaven Shopping Center	—	4,138	7,093	11,231	10,260	7,793	13,698	21,491	3,344
Bellevue Plaza retail	—	24,377	7,517	31,894	165	29,920	2,139	32,059	362
Grandview	—	7,266	9,702	16,968	2,105	10,750	8,323	19,073	6,545
TOTAL COMMERCIAL	—	38,812	28,810	67,622	13,948	50,947	30,623	81,570	12,162
Other (b)	—	—	—	—	10,333	80	10,253	10,337	852
TOTAL CORPORATE	—	—	—	—	10,333	80	10,253	10,337	852
TOTAL COMMERCIAL & CORPORATE	—	38,812	28,810	67,622	24,281	51,027	40,876	91,907	13,014
TOTAL REAL ESTATE OWNED	$1,430,135	$1,810,426	$4,393,202	$6,203,628	$1,852,200	$2,058,323	$5,997,505	$8,055,828	$1,924,682

(a)	Date of construction or date of last major renovation.

(b)	Includes unallocated accruals and capital expenditures.

The aggregate cost for federal income tax purposes was approximately $7.1 billion at December 31, 2012.

The estimated depreciable lives for all buildings in the latest Consolidated Statements of Operations are 35 to 55 years.

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2012
(In thousands)

3-YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION
The following is a reconciliation of the carrying amount of total real estate owned at December 31, (in thousands):

	2012	2011	2010
Balance at beginning of the year	$8,074,471	$6,881,347	$6,315,047
Real estate acquired	141,648	1,590,514	425,825
Capital expenditures and development	422,480	189,711	167,986
Real estate sold	(559,154)	(587,101)	(20,328)
Retirement of fully depreciated assets	(13,945)	—	(7,183)
Hurricane-related impairment of assets	(9,672)	—	—
Balance at end of the year	$8,055,828	$8,074,471	$6,881,347
The following is a reconciliation of total accumulated depreciation for real estate owned at December 31:

	2012	2011	2010
Balance at beginning of the year	$1,831,727	$1,638,326	$1,351,293
Depreciation expense for the year	340,800	341,925	297,889
Accumulated depreciation on sales	(233,207)	(148,524)	(3,673)
Accumulated depreciation on retirements of fully depreciated assets	(13,945)	—	(7,183)
Write off of accumulated depreciation on hurricane-related impaired assets	(693)	—	—
Balance at end of year	$1,924,682	$1,831,727	$1,638,326

UNITED DOMINION REALTY, L.P.
SCHEDULE III — REAL ESTATE OWNED
DECEMBER 31, 2012
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Building and Improvements	Total Initial Acquisition Costs	Cost of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction (a)	Date Acquired
WESTERN REGION
Harbor at Mesa Verde	$45,016	$20,476	$28,538	$49,014	$11,861	$20,860	$40,015	$60,875	$22,935	2003	Jun-03
Pine Brook Village	18,270	2,582	25,504	28,086	6,720	3,886	30,920	34,806	15,706	1979	Jun-03
Pacific Shores	19,145	7,345	22,624	29,969	8,487	7,706	30,750	38,456	17,000	2003	Jun-03
Huntington Vista	29,896	8,055	22,486	30,541	6,612	8,289	28,864	37,153	16,261	1970	Jun-03
Missions at Back Bay	—	229	14,129	14,358	1,974	10,770	5,562	16,332	3,391	1969	Dec-03
Coronado at Newport — North	—	62,516	46,082	108,598	22,361	66,666	64,293	130,959	33,729	2000	Oct-04
Huntington Villas	53,294	61,535	18,017	79,552	5,916	62,029	23,439	85,468	12,733	1972	Sep-04
Villa Venetia	—	70,825	24,179	95,004	27,965	71,380	51,589	122,969	15,382	1972	Oct-04
Vista Del Rey	—	10,670	7,080	17,750	1,785	10,810	8,725	19,535	4,706	1969	Sep-04
Coronado South	—	58,785	50,067	108,852	16,280	59,162	65,970	125,132	32,871	2000	Mar-05
Pine Brook Village II	—	25,922	60,961	86,883	5,776	26,028	66,631	92,659	16,912	1975	May-08
ORANGE COUNTY, CA	165,621	328,940	319,667	648,607	115,737	347,586	416,758	764,344	191,626
2000 Post Street	—	9,861	44,578	54,439	6,976	10,185	51,230	61,415	21,311	1987	Dec-98
Birch Creek	—	4,365	16,696	21,061	5,538	5,023	21,576	26,599	11,279	1968	Dec-98
Highlands Of Marin	—	5,996	24,868	30,864	25,853	7,031	49,686	56,717	20,655	1991	Dec-98
The Westerly	—	6,224	23,916	30,140	8,259	6,806	31,593	38,399	15,967	1971	Dec-98
River Terrace	33,130	22,161	40,137	62,298	2,591	22,307	42,582	64,889	18,618	2005	Aug-05
CitySouth	—	14,031	30,537	44,568	34,711	16,205	63,074	79,279	19,350	1972	Nov-05
Bay Terrace	—	8,545	14,458	23,003	4,114	11,425	15,692	27,117	6,775	1962	Oct-05
Highlands of Marin Phase II	—	5,353	18,559	23,912	11,010	5,753	29,169	34,922	9,062	1968	Oct-07
Edgewater	43,119	30,657	83,872	114,529	2,382	30,675	86,236	116,911	23,935	2007	Mar-08
Almaden Lake Village	27,000	594	42,515	43,109	3,541	698	45,952	46,650	12,331	1999	Jul-08
SAN FRANCISCO, CA	103,249	107,787	340,136	447,923	104,975	116,108	436,790	552,898	159,283
Rosebeach	—	8,414	17,449	25,863	2,150	8,471	19,542	28,013	9,744	1970	Sep-04
Ocean Villas	—	5,135	12,789	17,924	1,511	5,224	14,211	19,435	6,775	1965	Oct-04
Tierra Del Rey	38,174	39,586	36,679	76,265	2,351	39,626	38,990	78,616	11,832	1999	Dec-07
LOS ANGELES, CA	38,174	53,135	66,917	120,052	6,012	53,321	72,743	126,064	28,351
Crowne Pointe	—	2,486	6,437	8,923	4,514	2,811	10,626	13,437	6,069	1987	Dec-98
Hilltop	—	2,174	7,408	9,582	3,319	2,651	10,250	12,901	5,553	1985	Dec-98
The Kennedy	—	6,179	22,307	28,486	1,444	6,231	23,699	29,930	9,851	2005	Nov-05
Hearthstone at Merrill Creek	23,786	6,848	30,922	37,770	1,978	6,861	32,887	39,748	9,210	2000	May-08
Island Square	—	21,284	89,389	110,673	3,054	21,400	92,327	113,726	23,791	2007	Jul-08
SEATTLE, WA	23,786	38,971	156,463	195,434	14,309	39,954	169,789	209,742	54,474
Presidio at Rancho Del Oro	—	9,164	22,694	31,858	5,584	9,665	27,777	37,442	14,988	1987	Jun-04
Villas at Carlsbad	—	6,517	10,718	17,235	1,839	6,720	12,354	19,074	5,832	1966	Oct-04
SAN DIEGO, CA	—	15,681	33,412	49,093	7,423	16,385	40,131	56,516	20,820
Boronda Manor	—	1,946	8,982	10,928	8,888	3,144	16,672	19,816	7,297	1979	Dec-98
Garden Court	—	888	4,188	5,076	4,925	1,484	8,517	10,001	3,784	1973	Dec-98
Cambridge Court	—	3,039	12,883	15,922	13,495	5,187	24,230	29,417	11,198	1974	Dec-98
Laurel Tree	—	1,304	5,115	6,419	5,471	2,120	9,770	11,890	4,517	1977	Dec-98
The Pointe At Harden Ranch	—	6,388	23,854	30,242	24,236	9,802	44,676	54,477	19,942	1986	Dec-98
The Pointe At Northridge	—	2,044	8,028	10,072	9,311	3,237	16,146	19,383	7,646	1979	Dec-98
The Pointe At Westlake	—	1,329	5,334	6,663	5,598	2,129	10,132	12,261	4,416	1975	Dec-98
MONTEREY PENINSULA, CA	—	16,938	68,384	85,322	71,924	27,103	130,143	157,245	58,800
Verano at Rancho Cucamonga Town Square	51,915	13,557	3,645	17,202	52,716	22,977	46,941	69,918	25,113	2006	Oct-02
INLAND EMPIRE, CA	51,915	13,557	3,645	17,202	52,716	22,977	46,941	69,918	25,113
Foothills Tennis Village	—	3,618	14,542	18,160	6,103	4,032	20,231	24,263	11,163	1988	Dec-98
Woodlake Village	—	6,772	26,967	33,739	11,933	7,983	37,689	45,673	21,682	1979	Dec-98
SACRAMENTO, CA	—	10,390	41,509	51,899	18,036	12,015	57,920	69,936	32,845
Tualatin Heights	—	3,273	9,134	12,407	5,893	3,711	14,589	18,300	8,464	1989	Dec-98

UNITED DOMINION REALTY, L.P.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2012
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Building and Improvements	Total Initial Acquisition Costs	Cost of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction (a)	Date Acquired
Andover Park	15,235	2,916	16,995	19,911	7,278	3,135	24,054	27,189	13,197	1989	Sep-04
Hunt Club	16,270	6,014	14,870	20,884	5,046	6,329	19,601	25,930	11,209	1985	Sep-04
PORTLAND, OR	31,505	12,203	40,999	53,202	18,217	13,175	58,244	71,419	32,870
TOTAL WESTERN REGION	414,250	597,602	1,071,132	1,668,734	409,349	648,624	1,429,459	2,078,082	604,182
MID-ATLANTIC REGION
The Whitmore	—	6,418	13,411	19,829	19,742	7,431	32,140	39,571	18,455	2008	Apr-02
Ridgewood	—	5,612	20,086	25,698	7,623	5,964	27,357	33,321	17,677	1988	Aug-02
Wellington Place at Olde Town	28,681	13,753	36,059	49,812	16,550	14,558	51,804	66,362	26,310	2008	Sep-05
Andover House	—	14,357	51,577	65,934	2,565	14,370	54,129	68,499	18,343	2004	Mar-07
Sullivan Place	—	1,137	103,676	104,813	3,634	1,211	107,236	108,447	32,059	2007	Dec-07
Circle Towers	70,049	33,011	107,051	140,062	7,646	32,968	114,740	147,708	30,575	1972	Mar-08
Delancey at Shirlington	—	21,606	66,765	88,371	1,193	21,616	67,948	89,564	18,694	2006/07	Mar-08
Washington, D.C.	98,730	95,894	398,625	494,519	58,953	98,118	455,354	553,472	162,113
Lakeside Mill	15,242	2,666	10,109	12,775	3,844	2,868	13,751	16,619	9,745	1989	Dec-99
Tamar Meadow	—	4,145	17,150	21,295	4,493	4,530	21,258	25,788	13,452	1990	Nov-02
Calvert’s Walk	17,247	4,408	24,692	29,100	6,116	4,567	30,649	35,216	16,530	1988	Mar-04
Liriope Apartments	—	1,620	6,791	8,411	989	1,629	7,771	9,400	4,276	1997	Mar-04
20 Lambourne	32,166	11,750	45,590	57,340	3,904	11,871	49,373	61,244	14,896	2003	Mar-08
BALTIMORE, MD	64,655	24,589	104,332	128,921	19,346	25,465	122,802	148,267	58,899
TOTAL MID-ATLANTIC REGION	163,385	120,483	502,957	623,440	78,299	123,583	578,156	701,739	221,012
SOUTHEASTERN REGION
Sugar Mill Creek	—	2,242	7,553	9,795	5,893	2,650	13,038	15,688	7,819	1988	Dec-98
Inlet Bay	—	7,702	23,150	30,852	12,959	8,940	34,871	43,810	22,328	1988/89	Jun-03
MacAlpine Place	—	10,869	36,858	47,727	6,288	11,135	42,880	54,015	21,467	2001	Dec-04
TAMPA, FL	—	20,813	67,561	88,374	25,140	22,725	90,789	113,513	51,614
Legacy Hill	—	1,148	5,867	7,015	8,280	1,703	13,592	15,295	9,883	1977	Nov-95
Hickory Run	—	1,469	11,584	13,053	8,807	2,070	19,790	21,860	11,879	1989	Dec-95
Carrington Hills	—	2,117	—	2,117	32,491	4,328	30,280	34,608	17,630	1999	Dec-95
Brookridge	—	708	5,461	6,169	4,064	1,080	9,153	10,233	5,941	1986	Mar-96
Breckenridge	—	766	7,714	8,480	3,848	1,203	11,125	12,328	6,794	1986	Mar-97
Polo Park	—	4,583	16,293	20,876	15,292	5,531	30,637	36,168	16,607	2008	May-06
NASHVILLE, TN	—	10,791	46,919	57,710	72,782	15,915	114,577	130,492	68,734
The Reserve and Park at Riverbridge	40,133	15,968	56,401	72,369	6,508	16,319	62,558	78,877	30,246	1999/2001	Dec-04
OTHER FLORIDA	40,133	15,968	56,401	72,369	6,508	16,319	62,558	78,877	30,246
TOTAL SOUTHEASTERN REGION	40,133	47,572	170,881	218,453	104,430	54,959	267,924	322,882	150,594
NORTHEAST REGION
Inwood West	59,365	20,778	88,096	108,874	1,550	20,800	89,624	110,424	9,094	2006	Apr-11
14 North	—	10,961	51,175	62,136	1,982	10,974	53,144	64,118	5,668	2005	Apr-11
BOSTON, MA	59,365	31,739	139,271	171,010	3,532	31,774	142,768	174,542	14,762
10 Hanover Square	202,145	41,432	218,983	260,415	(819)	41,440	218,156	259,596	19,623	2005	Apr-11
95 Wall Street	—	57,637	266,255	323,892	(578)	57,652	265,662	323,314	21,805	2008	Aug-11
NEW YORK, NY	202,145	99,069	485,238	584,307	(1,397)	99,092	483,818	582,910	41,428
TOTAL NORTHEAST REGION	261,510	130,808	624,509	755,317	2,135	130,866	626,586	757,452	56,190
SOUTHWESTERN REGION
THIRTY377	31,274	24,036	32,951	56,987	6,680	24,309	39,358	63,667	16,632	2007	Aug-06
Legacy Village	56,687	16,882	100,102	116,984	4,851	17,061	104,774	121,834	31,158	6/7/2005	Mar-08
DALLAS, TX	87,961	40,918	133,053	173,971	11,531	41,370	144,132	185,501	47,790
Barton Creek Landing	—	3,151	14,269	17,420	21,508	4,576	34,352	38,928	14,853	1986	Mar-02
AUSTIN, TX	—	3,151	14,269	17,420	21,508	4,576	34,352	38,928	14,853
TOTAL SOUTHWESTERN REGION	87,961	44,069	147,322	191,391	33,039	45,946	178,484	224,429	62,643
REAL ESTATE UNDER DEVELOPMENT
Los Alisos	—	17,298	—	17,298	30,425	16,386	31,337	47,722	—
The Calvert	—	297	12,786	13,083	26,587	9,447	30,223	39,670	1,132

UNITED DOMINION REALTY, L.P.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2012
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Building and Improvements	Total Initial Acquisition Costs	Cost of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction (a)	Date Acquired
TOTAL REAL ESTATE UNDER DEVELOPMENT	—	17,595	12,786	30,381	57,012	25,833	61,560	87,392	1,132
LAND
Presidio	—	1,524	—	1,524	921	1,300	1,145	2,445	—
TOTAL LAND	—	1,524	—	1,524	921	1,300	1,145	2,445	—
TOTAL REAL ESTATE UNDER DEVELOPMENT	—	19,119	12,786	31,905	57,933	27,133	62,705	89,837	1,132
TOTAL COMMERCIAL	—	1,407	4,498	5,905	1,418	1,380	5,943	7,326	1,363
Other (b)	—	—	—	—	1,173	65	1,108	1,173	17
TOTAL CORPORATE	—	—	—	—	1,173	65	1,108	1,173	17
TOTAL COMMERCIAL & CORPORATE	—	1,407	4,498	5,905	2,591	1,445	7,051	8,499	1,380
TOTAL REAL ESTATED OWNED	$967,239	$961,060	$2,534,085	$3,495,145	$687,776	$1,032,556	$3,150,365	$4,182,920	$1,097,133

(a)	Date of construction or date of last major renovation.

(b)	Includes unallocated accruals and capital expenditures.

The aggregate cost for federal income tax purpose was approximately $3.4 billion at December 31, 2011.

The estimated depreciable lives for all buildings in the latest Consolidated Statements of Operations are 35 to 55 years.

UNITED DOMINION REALTY, L.P.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2012
(In thousands)

3-YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION
The following is a reconciliation of the carrying amount of total real estate owned at December 31, (in thousands):

	2012	2011	2010
Balance at beginning of the year	$4,205,298	$3,706,184	$3,640,888
Real estate acquired	—	758,707	—
Capital expenditures and development	115,355	63,191	65,296
Real estate sold	(116,166)	(322,784)	—
Retirement of fully depreciated asset	(13,945)	—	—
Hurricane-related impairment of assets	(7,622)	—	—
Balance at end of year	$4,182,920	$4,205,298	$3,706,184
The following is a reconciliation of total accumulated depreciation for real estate owned at December 31:

	2012	2011	2010
Balance at beginning of the year	$976,358	$884,083	$717,892
Depreciation expense for the year	189,362	181,085	166,191
Accumulated depreciation on sales	(54,085)	(88,810)	—
Accumulated depreciation on retirements of fully depreciated asset	(13,945)	—	—
Write off of accumulated depreciation on hurricane-related impaired assets	(557)	—	—
Balance at end of year	$1,097,133	$976,358	$884,083

EXHIBIT INDEX

The exhibits listed below are filed as part of this Report. References under the caption “Location” to exhibits or other filings indicate that the exhibit or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference. Management contracts and compensatory plans or arrangements filed as exhibits to this Report are identified by an asterisk. The Commission file number for UDR, Inc.’s Exchange Act filings referenced below is 1‑10524. The Commission file number for United Dominion Realty, L.P.’s Exchange Act filings is 333-156002-01.

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
Exhibit 3.4 to UDR, Inc.’s Form 8-A Registration Statement dated and filed with the Commission on May 30, 2007.

3.05	Amended and Restated Bylaws of UDR, Inc. (as amended through May 12, 2011).	Exhibit 3.1 to UDR, Inc.’s Current Report on Form 8-K dated May 12, 2011 and filed with the Commission on May 13, 2011.

3.06	Certificate of Limited Partnership of United Dominion Realty, L.P. dated as of February 19, 2004.	Exhibit 3.4 to United Dominion Realty, L.P.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 dated and filed with the Commission on October 15, 2010.

Exhibit	Description	Location

3.07	Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004.	Exhibit 10.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.

3.08	First Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of June 24, 2005.	Exhibit 10.06 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

3.09	Second Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2006.	Exhibit 10.6 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

3.10	Third Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 2, 2007.	Exhibit 99.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

3.11	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 27, 2007.	Exhibit 10.25 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

3.12	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of March 7, 2008.	Exhibit 10.53 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.

3.13	Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 9, 2008.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 9, 2008 and filed with the Commission on December 10, 2008.

3.14	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of March 13, 2009.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated March 18, 2009 and filed with the Commission on March 19, 2009

3.15	Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of November 17, 2010.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on November 18, 2010.

4.01	Form of UDR, Inc. Common Stock Certificate.	Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K dated March 14, 2007 and filed with the Commission on March 15, 2007.

4.02	Senior Indenture dated as of November 1, 1995, by and between UDR, Inc. and First Union National Bank of Virginia, N.A., as trustee.	Exhibit 4(ii)(h)(1) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

Exhibit	Description	Location

4.03	Supplemental Indenture dated as of June 11, 2003, by and between UDR, Inc. and Wachovia Bank, National Association, as trustee.	Exhibit 4.03 to UDR, Inc.’s Current Report on Form 8-K dated June 17, 2004 and filed with the Commission on June 18, 2004.

4.04	Subordinated Indenture dated as of August 1, 1994 by and between UDR, Inc. and Crestar Bank, as trustee.	Exhibit 4(i)(m) to UDR, Inc.’s Form S-3 Registration Statement (Registration No. 33-64725) filed with the Commission on November 15, 1995.

4.05	Form UDR, Inc. of Senior Debt Security.	Exhibit 4(i)(n) to UDR, Inc.’s Form S-3 Registration Statement (Registration No. 33-64725) filed with the Commission on November 15, 1995.

4.06	Form of UDR, Inc. Subordinated Debt Security.	Exhibit 4(i)(p) to UDR, Inc.’s Form S-3 Registration Statement (Registration No. 33-55159) filed with the Commission on August 19, 1994.

4.07	Form of UDR, Inc. Fixed Rate Medium-Term Note, Series A.	Exhibit 4.01 to UDR, Inc.’s Current Report on Form 8-K dated March 20, 2007 and filed with the Commission on March 22, 2007.

4.08	Form of UDR, Inc. Floating Rate Medium-Term Note, Series A.	Exhibit 4.02 to UDR, Inc.’s Current Report on Form 8-K dated March 20, 2007 and filed with the Commission on March 22, 2007.

4.09	UDR, Inc. 5.13% Medium-Term Notes due January 2014, issued October 3, 2003, January 15, 2004 and March 18, 2004
Exhibit 4.2 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and Exhibits 4.1 and 4.2 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4.10	UDR, Inc. 5.00% Medium-Term Note due January 2012, issued October 7, 2004.	Exhibit 4.19 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.11	UDR, Inc. 5.25% Medium-Term Note due January 2015, issued November 1, 2004.	Exhibit 4.21 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.12	UDR, Inc. 5.25% Medium-Term Note due January 2015, issued February 14, 2005.	Exhibit 4.22 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.13	UDR, Inc. 5.25% Medium-Term Note due January 2015, issued March 8, 2005.	Exhibit 4.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.14	UDR, Inc. 5.25% Medium-Term Note due January 2015, issued May 3, 2005.	Exhibit 4.3 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

4.15	UDR, Inc. 5.25% Medium-Term Note due January 2016, issued September 7, 2005.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.16	UDR, Inc. 6.05% Medium-Term Note due June 2013, issued June 7, 2006.	Exhibit 4.3 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

Exhibit	Description	Location

4.17	UDR, Inc. 5.50% Medium-Term Note, Series A due April 2014, issued March 27, 2007.	Exhibit 4.5 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

4.18	Form of UDR, Inc. Certificate for Shares of 6.75% Series G Cumulative Redeemable Preferred Stock.	Exhibit 4.1 to UDR, Inc.’s Form 8-A Registration Statement dated and filed with the Commission on May 30, 2007.

4.19
Articles Supplementary relating to UDR, Inc.’s 6.75% Series G Cumulative Redeemable Preferred Stock dated and filed with the State Department of Assessments and Taxation of the State of Maryland on May 30, 2007.
Exhibit 3.4 to UDR, Inc.’s Form 8-A Registration Statement dated and filed with the Commission on May 30, 2007.

4.20	Indenture dated as of April 1, 1994, by and between UDR, Inc. and Nationsbank of Virginia, N.A., as trustee.	Exhibit 4(ii)(f)(1) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

4.21	Supplemental Indenture dated as of August 20, 2009, by and between UDR, Inc. and U.S. Bank National Association, as trustee, to UDR, Inc.’s Indenture dated as of April 1, 1994.	Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K dated August 20, 2009 and filed with the Commission on August 21, 2009.

4.22	Guaranty of United Dominion Realty, L.P. with respect to UDR, Inc.’s Indenture dated as of November 1, 1995.	Exhibit 99.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 30, 2010.

4.23	Guaranty of United Dominion Realty, L.P. with respect to UDR, Inc.’s Indenture dated as of October 12, 2006.	Exhibit 99.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 30, 2010.

4.24
First Supplemental Indenture among UDR, Inc., United Dominion Realty, L.P. and U.S. Bank National Association, as Trustee, dated as of May 3, 2011, relating to UDR, Inc.’s Medium-Term Notes, Series A, due Nine Months or More from Date of Issue.
Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K filed with the Commission on May 4, 2011.

10.01*	UDR, Inc. 1985 Stock Option Plan, as amended.	Exhibit 10(iv) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.02*	UDR, Inc. 1991 Stock Purchase and Loan Plan.	Exhibit 10(viii) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

10.03*	UDR, Inc. 1999 Long-Term Incentive Plan (as amended and restated February 7, 2013).	Filed herewith.

10.04*	Form of UDR, Inc. Restricted Stock Award Agreement under the 1999 Long-Term Incentive Plan.	Exhibit 99.6 to UDR, Inc.’s Current Report on Form 8-K dated December 31, 2004 and filed with the Commission on January 11, 2005.

Exhibit	Description	Location

10.05	Description of UDR, Inc. Shareholder Value Plan.	Exhibit 10(x) to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.06*	Description of UDR, Inc. Executive Deferral Plan.	Exhibit 10(xi) to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.07*	Description of the UDR, Inc. New Out-Performance Program.	Exhibit 10.01 to UDR, Inc.’s Current Report on Form 8-K dated May 3, 2005 and filed with the Commission on May 9, 2005.

10.08*	Description of the UDR, Inc. Series E Out-Performance Program.	UDR, Inc.’s Definitive Proxy Statement dated March 26, 2007 and filed with the Commission on March 23, 2007.

10.09*	Description of the UDR, Inc. 2010-2012 Long-Term Incentive Program for Senior Executive Officers.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated February 26, 2010 and filed with the Commission on March 4, 2010.

10.10	Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.3 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.11	First Amendment of Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.4 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.12	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.5 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.13	Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.2 to UDR, Inc.’s Current Report on Form 8-K dated December 9, 2008 and filed with the Commission on December 10, 2008.

10.14	Credit Agreement dated as of August 14, 2001, by and between UDR, Inc. and certain subsidiaries and ARCS Commercial Mortgage Co., L.P., as Lender, as amended through October 5, 2006.	Exhibit 10.15 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.15	Credit Agreement dated as of December 12, 2001, by and between UDR, Inc. and certain subsidiaries and ARCS Commercial Mortgage Co., L.P., as Lender, as amended through September 29, 2006.	Exhibit 10.16 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006.

Exhibit	Description	Location

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
Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated May 25, 2005 and filed with the Commission on May 27, 2005.

10.17*	Employment Agreement dated as of December 8, 1998, by and between UDR, Inc. and Richard A. Giannotti, as amended.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on December 23, 2008.

10.18*	Form of UDR, Inc. Indemnification Agreement.	Exhibit 10.3 to UDR, Inc.’s Current Report on Form 8-K dated May 2, 2006 and filed with the Commission on May 8, 2006.
10.19*	Form of UDR, Inc. Notice of Performance Contingent Restricted Stock Award.	Exhibit 10.2 to UDR, Inc.’s Current Report on Form 8-K dated May 2, 2006 and filed with the Commission on May 8, 2006.

10.20*	UDR, Inc. Notice of Performance Contingent Restricted Stock Award, including Restricted Stock Award Agreement for 2,350 Shares for Mark M. Culwell, Jr.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated June 21, 2006 and filed with the Commission on June 23, 2006.

10.21*	UDR, Inc. Restricted Stock Award Agreement for 7,418 Shares for Mark M. Culwell, Jr.	Exhibit 10.2 to UDR, Inc.’s Current Report on Form 8-K dated June 21, 2006 and filed with the Commission on June 23, 2006.

10.22*	UDR, Inc. Restricted Stock Award Agreement for 37,092 Shares for Mark M. Culwell, Jr.	Exhibit 10.3 to UDR, Inc.’s Current Report on Form 8-K dated June 21, 2006 and filed with the Commission on June 23, 2006.

10.23	Amended and Restated Master Credit Facility Agreement dated as of June 24, 2002 by and between UDR, Inc. and Green Park Financial Limited Partnership, as amended through February 14, 2007.	Exhibit 10.41 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.24	Limited Liability Company Agreement of UDR Texas Ventures LLC, a Delaware limited liability company, dated as of November 5, 2007.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated November 5, 2007 and filed with the Commission on November 9, 2007.

10.25*	Summary of UDR, Inc. 2010 Non-Employee Director Compensation Program.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated January 8, 2010 and filed with the Commission on January 12, 2010.

Exhibit	Description	Location

10.26*	Form of UDR, Inc. Restricted Stock Award Agreement for awards outside of the 1999 Long-Term Incentive Plan.	Exhibit 99.3 to UDR, Inc.’s Current Report on Form 8-K dated March 19, 2007 and filed with the Commission on March 19, 2007.

10.27*	Letter Agreement dated as of February 18, 2008, by and between UDR, Inc. and Warren L. Troupe.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated February 22, 2008 and filed with the Commission on February 27, 2008.

10.28*	Indemnification Agreement dated as of March 3, 2008, by and between UDR, Inc. and Warren L. Troupe.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated February 22, 2008 and filed with the Commission on February 27, 2008.

10.29	Subordination Agreement dated as of April 16, 1998, by and between UDR, Inc. and United Dominion Realty, L.P.	Exhibit 10(vi)(a) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10.30	Servicing and Purchase Agreement dated as of June 24, 1999, by and between UDR, Inc. and Crestar Bank including as an exhibit thereto the Note and Participation Agreement forms.	Exhibit 10(vii) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.31	Sales Agreement dated as of September 15, 2009, by and among UDR, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated.	Exhibit 1.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 15, 2009.

10.32*	Letter Agreement dated as of October 7, 2010, by and between UDR, Inc. and W. Mark Wallis.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on October 12, 2010.

10.33
Term Loan Agreement dated as of December 14, 2009, by and among UDR, Inc., Regions Capital Markets, PNC Capital Markets LLC, Regions Bank, PNC Bank, National Association, U.S. Bank National Association and the other signatories thereto.
Exhibit 99.1 to UDR, Inc.’s Current Report on Form 8-K dated December 14, 2009 and filed with the Commission on December 17, 2009.

10.34
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

10.35
Underwriting Agreement among UDR, Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and Wells Fargo Securities, LLC, as Representatives of the several underwriters, dated July 13, 2011.
Exhibit 1.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on July 13, 2011.

Exhibit	Description	Location

10.36	Underwriting Agreement among UDR, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Representatives of the several underwriters, dated June 4, 2012.	Exhibit 1.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on June 4, 2012.

10.37
ATM Equity OfferingSM Sales Agreement among UDR, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, dated April 4, 2012.
Exhibit 1.1 to UDR, Inc.’s Current Report on Form 8-K dated April 4, 2012 and filed with the SEC on April 5, 2012

10.38
ATM Equity OfferingSM Sales Agreement among UDR, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC, dated September 1, 2011.
Exhibit 1.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 1, 2011.

10.39
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
Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on October 26, 2011.

10.41	Aircraft Time Sharing Agreement dated as of December 15, 2011, by and between UDR, Inc. and Thomas W. Toomey.	Exhibit 10.42 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011.

10.42	Aircraft Time Sharing Agreement dated as of December 15, 2011, by and between UDR, Inc. and Warren L. Troupe.	Exhibit 10.2 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Exhibit	Description	Location

10.43	Letter Agreement, dated December 12, 2012, by and between UDR, Inc. and Thomas M. Herzog	Filed herewith.

10.44	Termination of Letter Agreement dated as of February 18, 2008 by and betweeen UDR, Inc. and Warren L. Troupe, dated as of February 7, 2013 and effective as of December 31, 2012	Filed herewith.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of UDR, Inc.	Filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges of United Dominion Realty, L.P.	Filed herewith.

21	Subsidiaries of UDR, Inc. and United Dominion Realty, L.P.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm for UDR, Inc.	Filed herewith.

23.2	Consent of Independent Registered Public Accounting Firm for United Dominion Realty, L.P.	Filed herewith.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.	Filed herewith.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.	Filed herewith.

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer of United Dominion Realty, L.P.	Filed herewith.

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer of United Dominion Realty, L.P.	Filed herewith.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.	Filed herewith.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.	Filed herewith.

32.3	Section 1350 Certification of the Chief Executive Officer of United Dominion Realty, L.P.	Filed herewith.

32.4	Section 1350 Certification of the Chief Financial Officer of United Dominion Realty, L.P.	Filed herewith.

Exhibit	Description	Location

101
XBRL (Extensible Business Reporting Language). The following materials from UDR, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2012, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of cash flows of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) notes to consolidated financial statements of UDR, Inc., (vi) consolidated balance sheets of United Dominion Realty, L.P., (vii) consolidated statements of operations of United Dominion Realty, L.P., (viii) consolidated statements of cash flows of United Dominion Realty, L.P., (ix) consolidated statements of changes in capital of United Dominion Realty, L.P., and (x) notes to consolidated financial statements of United Dominion Realty, L.P.
Filed herewith.

Exhibit 10.03

UDR, INC.
1999 LONG-TERM INCENTIVE PLAN
(AS AMENDED AND RESTATED FEBRUARY 8, 2013)
ARTICLE 1
PURPOSE
1.GENERAL. The purpose of the UDR, Inc. 1999 Long-Term Incentive Plan (the “Plan”) is to promote the success, and enhance the value, of UDR, Inc. (the “Company”), by linking the personal interests of its employees, officers, consultants and directors to those of Company stockholders and by providing such persons with an incentive for outstanding performance. The Plan is further intended to provide flexibility to the Company in its ability to motivate, attract, and retain the services of employees, officers, consultants and directors upon whose judgment, interest, and special effort the successful conduct of the Company's operation is largely dependent. Accordingly, the Plan permits the grant of incentive awards from time to time to selected employees, officers, consultants and directors.

ARTICLE 2

EFFECTIVE DATE
2.EFFECTIVE DATE. For tax reasons, the Plan was approved by the Board of Directors in interim stages. First, the Board approved the Plan on March 9, 1999 as it relates to Awards of Restricted Stock and Performance Units only (the “First Effective Date”), and the Plan became effective as of the First Effective Date for the limited purpose of (i) making Awards of Restricted Stock on or prior to May 31, 1999 to non-officer employees of the Company and (ii) making cash Performance Unit Awards under Article 9 of the Plan with respect to a performance period beginning on January 1, 1999.

On January 25, 2000, the Board approved the Plan for the purpose of (i) making Awards of Restricted Stock on or prior to May 31, 2000 to non-officer employees of the Company, (ii) making Awards of Restricted Stock on or prior to May 31, 2000 to certain officers of the Company from shares purchased by the Company on the open market, and (iii) making cash Performance Unit Awards under Article 9 of the Plan with respect to a performance period beginning on January 1, 2000 (the “Second Effective Date”).
On March 20, 2001, the Board approved the Plan as it relates to all types of Awards under the Plan (the “Third Effective Date”) and the Plan became fully effective as of the Third Effective Date. The Plan was approved by the stockholders of the Company on May 8, 2001. In the discretion of the Committee, Awards may be made to Covered Employees which are intended to constitute qualified performance-based compensation under Code Section 162(m).
The Plan was amended and restated by the Board of Directors on May 4, 2004 to eliminate the express authority under Section 7.1(c) to pay the exercise price of an Option with a promissory note, which amendment and restatement of the Plan is not subject to stockholder approval.
The Plan was amended and restated by the Board of Directors on July 23, 2004 to modify Sections 14.8 and 14.9 to provide that unless otherwise provided in a Participant's Award Agreement upon a Participant's Death, Disability or Retirement, all outstanding Options, Stock Appreciation Rights and other Awards in the nature of rights that may be exercised shall become fully exercisable and all restrictions on outstanding Awards shall lapse, which amendment and restatement of the Plan is not subject to stockholder approval.
The Plan was amended and restated by the Board of Directors on February 10, 2006, to eliminate the automatic grant of formula awards to non-employee directors and to update non‑material terms of the Plan (par value of common stock and other nomenclature) to conform to Maryland versus Virginia corporate law, which amendment and restatement of the Plan is not subject to stockholder approval.
The Plan was amended and restated by the Board of Directors on February 7, 2008 generally as follows: (i) to change the name of the Company from United Dominion Realty Trust, Inc. to UDR, Inc.; and (ii) to provide that the grant price of any Stock Appreciation Right may not be reduced except as provided in Section 15.1 or otherwise with the consent of the stockholders, which amendment and restatement of the Plan is not subject to stockholder approval.

The Plan was amended and restated by the Board of Directors on May 30, 2008 generally as follows: (i) to limit the term of Options and Stock Appreciation Rights to 10 years; (ii) to provide that shares of stock that are (a) not issued or delivered as a result of the net settlement of a Stock Appreciation Right or Option, (b) used to pay the exercise price or withholding taxes related to an outstanding Award or (c) repurchased on the open market with the proceeds of the Option exercise price shall not again become available for issuance under the Plan; (iii) to provide that the exercise price per share of an Option shall in no event be less than the Fair Market Value of one share of stock on the date of grant; (iv) to provide that the maximum Fair Market Value of any Awards, other than Options or Stock Appreciation Rights, that may be received by a Participant during any one calendar year shall be $2,000,000; (v) to provide that in no event may a Stock Appreciation Right be exercisable for more than 10 years from the date of its grant; (vi) to provide that, except as provided in Section 15.1, without the consent of stockholders an Award may not be exchanged or bought out if the effect is to lower the exercise price of the Option or the grant price of the Stock Appreciation Right; (vii) to provide that, except as provided in Section 15.1, without consent of the stockholders, an Award may not be granted in substitution of another Award if the effect is to replace an Option or Stock Appreciation Right with an Award with a lower exercise or grant price and (viii) to expand the Performance Goals.
Subject to stockholder approval, the Plan was amended and restated by the Board of Directors on March 12, 2009 generally as follows: (i) to increase the number of shares of Stock available for issuance pursuant to Awards from 4,000,000 to 16,000,000; (ii) to provide that the maximum Fair Market Value of any Awards, other than Options or Stock Appreciation Rights, that may be received by a Participant during any one calendar year shall be $5,000,000, (iii) to provide that the maximum number of shares of Stock with respect to one or more Options and/or Stock Appreciation Rights that may be granted during any one calendar year under the Plan to any one Participant shall be 5,000,000 shares and (iv) to provide that Awards (other than Options or Stock Appreciation Rights) granted from and after the approval of the Plan at the Company's 2009 Annual Meeting of Stockholders shall count against the Plan reserve as 2.28 shares of Stock for each share of Stock actually subject to the Award.
The Plan was amended and restated by the Board of Directors on February 8, 2013, to revise the treatment of Awards in connection with certain Change of Control transactions.
ARTICLE 3

DEFINITIONS
3.DEFINITIONS. When a word or phrase appears in this Plan with the initial letter capitalized, and the word or phrase does not commence a sentence, the word or phrase shall generally be given the meaning ascribed to it in this Section or in Section 1.1 unless a clearly different meaning is required by the context. The following words and phrases shall have the following meanings:

(a)“Award” means any Option, Stock Appreciation Right, Restricted Stock Award, Performance Unit Award, Dividend Equivalent Award, or Other Stock-Based Award, or any other right or interest relating to Stock or cash, granted to a Participant under the Plan.

(b)“Award Agreement” means any written agreement, contract, or other instrument or document evidencing an Award.

(c)“Board” means the Board of Directors of the Company.

(d)“Change of Control” means and includes each of the following:

(1)a merger or consolidation in which the Company is not the surviving entity, except for a transaction the principal purpose of which is to change the state in which the Company is incorporated;

(2)the transfer or sale of all or substantially all of the assets of the Company other than to an affiliate or Subsidiary of the Company;

(3)the liquidation of the Company;

(4)the acquisition by any person, or by a group of persons acting in concert, of more than fifty percent (50%) of the outstanding voting securities of the Company, which results in the resignation or addition of fifty percent (50%) or more independent members of the Board;

(5)any reverse merger or series of related transactions culminating in a reverse merger (including, but not limited to, a tender offer followed by a reverse merger) in which the Company is the surviving entity but (A) the shares of Stock outstanding immediately prior to such merger are converted or exchanged by virtue of the merger into other property, whether in the form of securities, cash or otherwise, or (B) in which securities possessing more than forty percent (40%) of the total combined voting power of the Company's outstanding securities are transferred to a person or persons different from those who held such securities immediately prior to such merger or the initial transaction culminating in such merger, but excluding any such transaction or series of related transactions that the Committee determines shall not be a Change of Control; or

(6)a change in the composition of the Board over a period of twelve (12) months or less such that a majority of the Board members (rounded up to the next whole number) ceases, by reason of one or more contested elections for Board membership, to be comprised of individuals who are Continuing Directors.

(e)“Code” means the Internal Revenue Code of 1986, as amended from time to time.

(f)“Committee” means the committee of the Board described in Article 4.

(g)“Company” means UDR, Inc., a Maryland corporation.

(h)“Consultant” means, and is limited to, a “consultant” or “advisor” with respect to whom the Company would be permitted to use Form S-8 to register the issuance of securities, as described in the General Instructions to Form S-8 under the 1933 Act.

(i)“Continuing Directors” means members of the Board who either (i) have been Board members continuously for a period of at least twelve (12) months or (ii) have been Board members for less than twelve (12) months and were elected or nominated for election as Board members by at least a majority of the Board members described in clause (i) who were still in office at the time such election or nomination was approved by the Board.

(j)“Covered Employee” means a covered employee as defined in Code Section 162(m)(3).

(k)“Disability” shall mean any illness or other physical or mental condition of a Participant that renders the Participant incapable of performing his customary and usual duties for the Company, or any medically determinable illness or other physical or mental condition resulting from a bodily injury, disease or mental disorder which, in the judgment of the Committee, is permanent and continuous in nature. The Committee may require such medical or other evidence as it deems necessary to judge the nature and permanency of the Participant's condition. Notwithstanding the above, with respect to an Incentive Stock Option, Disability shall mean Permanent and Total Disability as defined in Section 22(e)(3) of the Code.

(l)“Dividend Equivalent” means a right granted to a Participant under Article 11.

(m)“Effective Date” means the First, Second or Third Effective Date, as the context requires, as such terms are defined in Section 2.1.

(n)“Fair Market Value”, on any date, means the closing sales price on the New York Stock Exchange on such date or, in the absence of reported sales on such date, the closing sales price on the immediately preceding date on which sales were reported.

(o)“Incentive Stock Option” means an Option that is intended to meet the requirements of Section 422 of the Code or any successor provision thereto.

(p)“Non-Employee Director” means a member of the Board who is not an employee of the Company or any Parent or Subsidiary.

(q)“Non-Qualified Stock Option” means an Option that is not an Incentive Stock Option.

(r)“Option” means a right granted to a Participant under Article 7 of the Plan to purchase Stock at a specified price during specified time periods. An Option may be either an Incentive Stock Option or a Non-Qualified Stock Option.

(s)“Other Stock-Based Award” means a right, granted to a Participant under Article 12 that relates to or is valued by reference to Stock or other Awards relating to Stock.

(t)“Parent” means a corporation that owns or beneficially owns a majority of the outstanding voting stock or voting power of the Company. For Incentive Stock Options, the term shall have the same meaning as set forth in Code Section 424(e).

(u)“Participant” means a person who, as an employee, officer, consultant or director of the Company or any Parent or Subsidiary, has been granted an Award under the Plan.

(v)“Performance Unit” means a right granted to a Participant under Article 9, to receive cash, Stock, or other Awards, the payment of which is contingent upon achieving certain performance goals established by the Committee.

(w)“Plan” means the UDR, Inc. 1999 Long-Term Incentive Plan, as amended from time to time.

(x)“Restricted Stock Award” means Stock granted to a Participant under Article 10 that is subject to certain restrictions and to risk of forfeiture.

(y)“Retirement” means a Participant's termination of employment with the Company, Parent or Subsidiary after attaining any normal or early retirement age specified in any pension, profit sharing or other retirement program sponsored by such company, or, in the event of the inapplicability thereof with respect to the person in question, as determined by the Committee in its reasonable judgment.

(z)“Stock” means the $0.01 par value Common Stock of the Company, and such other securities of the Company as may be substituted for Stock pursuant to Article 14.

(aa)“Stock Appreciation Right” or “SAR” means a right granted to a Participant under Article 8 to receive a payment equal to the difference between the Fair Market Value of a share of Stock as of the date of exercise of the SAR over the grant price of the SAR, all as determined pursuant to Article 8.

(ab)“Subsidiary” means any corporation, limited liability company, partnership or other entity that is directly, or indirectly through one or more intermediaries, controlled by or under common control with the Company. Notwithstanding the foregoing, for purposes of Incentive Stock Options granted under the Plan, the term “Subsidiary” shall have the meaning set forth in Code Section 424(f).

(ac)“1933 Act” means the Securities Act of 1933, as amended from time to time.

(ad)“1934 Act” means the Securities Exchange Act of 1934, as amended from time to time.

ARTICLE 4

ADMINISTRATION
4.COMMITTEE. The Plan shall be administered by the Compensation Committee of the Board or, at the discretion of the Board from time to time, by the Board. The Committee shall consist of two or more members of the Board. It is intended that the directors appointed to serve on the Committee shall be “non-employee directors” (within the meaning of Rule 16b-3 promulgated under the 1934 Act) and “outside directors” (within the meaning of Code Section 162(m) and the regulations thereunder) to the extent that Rule 16b-3 and, if necessary for relief from the limitation under Code Section 162(m) and such relief is sought by the Company, Code Section 162(m), respectively, are applicable. However, the mere fact that a Committee member shall fail to qualify under either of the foregoing requirements shall not invalidate any Award made by the Committee, which Award is otherwise validly made under the Plan. The members of the Committee shall be appointed by, and may be changed at any time and from time to time in the discretion of, the Board. During any time that the Board is acting as administrator of the Plan, it shall have all the powers of the Committee hereunder, and any reference herein to the Committee (other than in this Section 4.1) shall include the Board.

5.ACTION BY THE COMMITTEE. For purposes of administering the Plan, the following rules of procedure shall govern the Committee. A majority of the Committee shall constitute a quorum. The acts of a majority of the members present at any meeting at which a quorum is present, and acts approved unanimously in writing by the members of the Committee in lieu of a meeting shall be deemed the acts of the Committee. Each member of the Committee is entitled to, in good faith, rely or act upon any report or other information furnished to that member by any officer or other employee of the Company or any Parent or Subsidiary, the Company's independent certified public accountants, or any executive compensation consultant or other professional retained by the Company to assist in the administration of the Plan.

6.AUTHORITY OF COMMITTEE. The Committee has the exclusive power, authority and discretion to do the following; except as such discretion shall be delegated as provided below in this Section 4.3:

(a)Designate Participants;

(b)Determine the type or types of Awards to be granted to each Participant;

(c)Determine the number of Awards to be granted and the number of shares of Stock to which an Award will relate;

(d)Determine the terms and conditions of any Award granted under the Plan, including but not limited to, the exercise price, grant price, or purchase price, any restrictions or limitations on the Award, any schedule for lapse of forfeiture restrictions or restrictions on the exercisability of an Award, and accelerations or waivers thereof, based in each case on such considerations as the Committee in its sole discretion determines;

(e)Accelerate the vesting, exercisability or lapse of restrictions of any outstanding Award, based in each case on such considerations as the Committee in its sole discretion determines;

(f)Determine whether, to what extent, and under what circumstances an Award may be settled in, or the exercise price of an Award may be paid in, cash, Stock, other Awards, or other property, or an Award may be canceled, forfeited, or surrendered;

(g)Prescribe the form of each Award Agreement, which need not be identical for each Participant;

(h)Decide all other matters that must be determined in connection with an Award;

(i)Establish, adopt or revise any rules and regulations as it may deem necessary or advisable to administer the Plan;

(j)Make all other decisions and determinations that may be required under the Plan or as the Committee deems necessary or advisable to administer the Plan; and

(k)Amend the Plan or any Award Agreement as provided herein.
Notwithstanding the above, the Board or the Committee may expressly delegate to a special committee consisting of one or more directors who are also officers of the Company some or all of the Committee's authority under subsections (a) through (g) above with respect to those eligible Participants who, at the time of grant are not, and are not anticipated to become, either (i) Covered Employees or (ii) persons subject to the insider trading rules of Section 16 of the 1934 Act.
7.DECISIONS BINDING. The Committee's interpretation of the Plan, any Awards granted under the Plan, any Award Agreement and all decisions and determinations by the Committee with respect to the Plan are final, binding, and conclusive on all parties.

ARTICLE 5

SHARES SUBJECT TO THE PLAN
8.NUMBER OF SHARES. Subject to adjustment as provided in Section 15.1, the aggregate number of shares of Stock reserved and available for Awards or which may be used to provide a basis of measurement for or to determine the value of an Award (such as with a Stock Appreciation Right or Performance Unit Award) shall be 16,000,000. The maximum number of shares of Stock that may be issued subject to Incentive Stock Options shall be 16,000,000 shares. Awards (other than Options or Stock Appreciation Rights) granted from and after the approval of the Plan at the Company's 2009 Annual Meeting of Stockholders, shall be counted against this number as 2.28 shares of Stock for each share of Stock actually subject to the Award.

9.LAPSED AWARDS. To the extent that an Award is canceled, terminates, expires, is forfeited or lapses for any reason, any shares of Stock subject to the Award will again be available for the grant of an Award under the Plan and shares subject to SARs or other Awards settled in cash will be available for the grant of an Award under the Plan. Shares of Stock that are (a) not issued or delivered as a result of the net settlement of a Stock Appreciation Right or Option, (b) used to pay the exercise price or withholding taxes related to an outstanding Award, or (c) repurchased on the open market with the proceeds of the Option exercise price shall not again become available for issuance under the Plan. If shares subject to an Award again become available under the Plan pursuant to this Section 5.2, the number of shares that become available shall equal the number of shares that counted against the Plan reserve pursuant to Section 5.1.

10.STOCK DISTRIBUTED. Any Stock distributed pursuant to an Award may consist, in whole or in part, of authorized and unissued Stock, treasury Stock or Stock purchased on the open market.

11.LIMITATION ON AWARDS. Notwithstanding any provision in the Plan to the contrary (but subject to adjustment as provided in Section 15.1), the maximum number of shares of Stock with respect to one or more Options and/or SARs that may be granted during any one calendar year under the Plan to any one Participant shall be 5,000,000. The maximum fair market value (measured as of the date of grant) of any Awards other than Options and SARs that may be received by a Participant (less any consideration paid by the Participant for such Award) during any one calendar year under the Plan shall be $5,000,000.

ARTICLE 6

ELIGIBILITY
12.GENERAL. Awards may be granted only to individuals who are employees, officers, consultants or directors of the Company or a Parent or Subsidiary.

ARTICLE 7

STOCK OPTIONS
13.GENERAL. The Committee is authorized to grant Options to Participants on the following terms and conditions:
(a)EXERCISE PRICE. The exercise price per share of Stock under an Option shall be determined by the Committee, but shall in no event be less than the Fair Market Value of one share of Stock on the date of grant.

(b)TIME AND CONDITIONS OF EXERCISE. The Committee shall determine the time or times at which an Option may be exercised in whole or in part, subject to Section 7.1(e). The Committee also shall determine the performance or other conditions, if any, that must be satisfied before all or part of an Option may be exercised or vested. The Committee may waive any exercise or vesting provisions at any time in whole or in part based upon factors as the Committee may determine in its sole discretion so that the Option becomes exercisable or vested at an earlier date. The Committee may permit an arrangement whereby receipt of Stock upon exercise of an Option is delayed until a specified future date.

(c)PAYMENT. The Committee shall determine the methods by which the exercise price of an Option may be paid, the form of payment, including, without limitation, cash, shares of Stock, or other property (including “cashless exercise” arrangements), and the methods by which shares of Stock shall be delivered or deemed to be delivered to Participants; provided that if shares of Stock are used to pay the exercise price of an Option, such shares must have been held by the Participant for at least six months. When shares of Stock are delivered, such delivery may be by attestation of ownership or actual delivery.

(d)EVIDENCE OF GRANT. All Options shall be evidenced by a written Award Agreement between the Company and the Participant. The Award Agreement shall include such provisions, not inconsistent with the Plan, as may be specified by the Committee.

(e)EXERCISE TERM. In no event may any Option be exercisable for more than ten years from the date of its grant.

(f)NO RE-LOAD OPTIONS. The Committee shall not provide in an Award Agreement, or in an amendment thereto, for the automatic grant of a new Option to any Participant who delivers shares of Stock as full or partial payment of the exercise price of the original Option.

14.INCENTIVE STOCK OPTIONS. The terms of any Incentive Stock Options granted under the Plan must comply with the following additional rules:

(a)EXERCISE PRICE. The exercise price per share of Stock shall be set by the Committee, provided that the exercise price for any Incentive Stock Option shall not be less than the Fair Market Value as of the date of the grant.

(b)EXERCISE. In no event may any Incentive Stock Option be exercisable for more than ten years from the date of its grant.

(c)LAPSE OF OPTION. An Incentive Stock Option shall lapse under the earliest of the following circumstances; provided, however, that the Committee may, prior to the lapse of the Incentive Stock Option under the circumstances described in paragraphs (3), (4) and (5) below, provide in writing that the Option will extend until a later date, but if an Option is exercised after the dates specified in paragraphs (3), (4) and (5) below, it will automatically become a Non-Qualified Stock Option:

(1)The Incentive Stock Option shall lapse as of the option expiration date set forth in the Award Agreement.

(2)The Incentive Stock Option shall lapse ten years after it is granted, unless an earlier time is set in the Award Agreement.

(3)If the Participant terminates employment for any reason other than as provided in paragraph (4) or (5) below, the Incentive Stock Option shall lapse, unless it is previously exercised, three months after the Participant's termination of employment; provided, however, that if the Participant's employment is terminated by the Company for cause or by the Participant without the consent of the Company (in either case, as determined by the Company and communicated in writing to the Participant), the Incentive Stock Option shall (to the extent not previously exercised) lapse immediately.

(4)If the Participant terminates employment by reason of his Disability, the Incentive Stock Option shall lapse, unless it is previously exercised, one year after the Participant's termination of employment.

(5)If the Participant dies while employed, or during the three-month period described in paragraph (3) or during the one-year period described in paragraph (4) and before the Option otherwise lapses, the Option shall lapse one year after the Participant's death. Upon the Participant's death, any exercisable Incentive Stock Options may be exercised by the Participant's beneficiary, determined in accordance with Section 14.5.
If a Participant exercises an Option after termination of employment, the Option may be exercised only with respect to the shares that were otherwise vested on the Participant's termination of employment.
(d)INDIVIDUAL DOLLAR LIMITATION. The aggregate Fair Market Value (determined as of the time an Award is made) of all shares of Stock with respect to which Incentive Stock Options are first exercisable by a Participant in any calendar year may not exceed $100,000.00.

(e)TEN PERCENT OWNERS. No Incentive Stock Option shall be granted to any individual who, at the date of grant, owns stock possessing more than ten percent of the total combined voting power of all classes of stock of the Company or any Parent or Subsidiary unless the exercise price per share of such Option is at least 110% of the Fair Market Value per share of Stock at the date of grant and the Option expires no later than five years after the date of grant.

(f)EXPIRATION OF INCENTIVE STOCK OPTIONS. No Award of an Incentive Stock Option may be made pursuant to the Plan after the day immediately prior to the tenth anniversary of the Third Effective Date.

(g)RIGHT TO EXERCISE. During a Participant's lifetime, an Incentive Stock Option may be exercised only by the Participant or, in the case of the Participant's Disability, by the Participant's guardian or legal representative.

(h)DIRECTORS AND CONSULTANTS. The Committee may not grant an Incentive Stock Option to a non-employee director or consultant. The Committee may grant an Incentive Stock Option to a director who is also an employee of the Company or Parent or Subsidiary but only in that individual's position as an employee and not as a director.

ARTICLE 8

STOCK APPRECIATION RIGHTS
15.GRANT OF SARs. The Committee is authorized to grant SARs to Participants on the following terms and conditions:

(a)RIGHT TO PAYMENT. Upon the exercise of a Stock Appreciation Right, the Participant to whom it is granted has the right to receive the excess, if any, of:

(1)The Fair Market Value of one share of Stock on the date of exercise; over

(2)The grant price of the Stock Appreciation Right as determined by the Committee, which shall not be less than the Fair Market Value of one share of Stock on the date of grant.

(b)TERM OF SARs. In no event may any Stock Appreciation Right be exercisable for more than ten years from the date of its grant.

(c)OTHER TERMS. All awards of Stock Appreciation Rights shall be evidenced by an Award Agreement. The terms, methods of exercise, methods of settlement, form of consideration payable in settlement, and any other terms and conditions of any Stock Appreciation Right shall be determined by the Committee at the time of the grant of the Award and shall be reflected in the Award Agreement.

ARTICLE 9

PERFORMANCE UNITS
16.GRANT OF PERFORMANCE UNITS. The Committee is authorized to grant Performance Units to Participants on such terms and conditions as may be selected by the Committee. The Committee shall have the complete discretion to determine the number of Performance Units granted to each Participant, subject to Section 5.4. All Awards of Performance Units shall be evidenced by an Award Agreement.

17.RIGHT TO PAYMENT. A grant of Performance Units gives the Participant rights, valued as determined by the Committee, and payable to, or exercisable by, the Participant to whom the Performance Units are granted, in whole or in part, as the Committee shall establish at grant or thereafter. The Committee shall set performance goals and other terms or conditions to payment of the Performance Units in its discretion which, depending on the extent to which they are met, will determine the number and value of Performance Units that will be paid to the Participant. If the terms of a Performance Unit so provide, the Participant may elect to defer payment of the Performance Unit under an applicable deferred compensation plan maintained by the Company.

18.OTHER TERMS. Performance Units may be payable in cash, Stock, or other property, and have such other terms and conditions as determined by the Committee and reflected in the Award Agreement.

ARTICLE 10

RESTRICTED STOCK AWARDS
19.GRANT OF RESTRICTED STOCK. The Committee is authorized to make Awards of Restricted Stock to Participants in such amounts and subject to such terms and conditions as may be selected by the Committee. All Awards of Restricted Stock shall be evidenced by a Restricted Stock Award Agreement.

20.ISSUANCE AND RESTRICTIONS. Restricted Stock shall be subject to such restrictions on transferability and other restrictions as the Committee may impose (including, without limitation, limitations on the right to vote Restricted Stock or the right to receive dividends on the Restricted Stock). These restrictions may lapse separately or in combination at such times, under such circumstances, in such installments, upon the satisfaction of performance goals or otherwise, as the Committee determines at the time of the grant of the Award or thereafter.

21.FORFEITURE. Except as otherwise determined by the Committee at the time of the grant of the Award or thereafter, upon termination of employment during the applicable restriction period or upon failure to satisfy a performance goal during the applicable restriction period, Restricted Stock that is at that time subject to restrictions shall be forfeited and reacquired by the Company; provided, however, that the Committee may provide in any Award Agreement that restrictions or forfeiture conditions relating to Restricted Stock will be waived in whole or in part in the event of terminations resulting from specified causes, and the Committee may in other cases waive in whole or in part restrictions or forfeiture conditions relating to Restricted Stock.

22.CERTIFICATES FOR RESTRICTED STOCK. Restricted Stock granted under the Plan may be evidenced in such manner as the Committee shall determine. If certificates representing shares of Restricted Stock are registered in the name of the Participant, certificates must bear an appropriate legend referring to the terms, conditions, and restrictions applicable to such Restricted Stock.

ARTICLE 11

DIVIDEND EQUIVALENTS
23.GRANT OF DIVIDEND EQUIVALENTS. The Committee is authorized to grant Dividend Equivalents to Participants subject to such terms and conditions as may be selected by the Committee. Dividend Equivalents shall entitle the Participant to receive payments equal to dividends with respect to all or a portion of the number of shares of Stock subject to an Award, as determined by the Committee. The Committee may provide that Dividend Equivalents be paid or distributed when accrued or be deemed to have been reinvested in additional shares of Stock, or otherwise reinvested.

ARTICLE 12

OTHER STOCK-BASED AWARDS
24.GRANT OF OTHER STOCK-BASED AWARDS. The Committee is authorized, subject to limitations under applicable law, to grant to Participants such other Awards that are payable in, valued in whole or in part by reference to, or otherwise based on or related to shares of Stock, as deemed by the Committee to be consistent with the purposes of the Plan, including without limitation shares of Stock awarded purely as a “bonus” and not subject to any restrictions or conditions, convertible or exchangeable debt securities, other rights convertible or exchangeable into shares of Stock, and Awards valued by reference to book value of shares of Stock or the value of securities of or the performance of specified Parents or Subsidiaries. The Committee shall determine the terms and conditions of such Awards.

ARTICLE 13

RESERVED
ARTICLE 14

PROVISIONS APPLICABLE TO AWARDS
25.STAND-ALONE, TANDEM, AND SUBSTITUTE AWARDS. Awards granted under the Plan may, in the discretion of the Committee, be granted either alone or in addition to, in tandem with, or in substitution for, any other Award granted under the Plan. If an Award is granted in substitution for another Award, the Committee may require the surrender of such other Award in consideration of the grant of the new Award. Notwithstanding the foregoing, as provided in Section 16.1, except as provided in Section 15.1, without the consent of the stockholders, an Award may not be granted in substitution of another Award if the effect is to replace an Option or Stock Appreciation Right with an Award with a lower exercise or grant price. Awards granted in addition to or in tandem with other Awards may be granted either at the same time as or at a different time from the grant of such other Awards.

26.EXCHANGE PROVISIONS. The Committee may at any time offer to exchange or buy out any previously granted Award for a payment in cash, Stock, or another Award (subject to Section 15.1), based on the terms and conditions the Committee determines and communicates to the Participant at the time the offer is made, and after taking into account the tax, securities and accounting effects of such an exchange. Notwithstanding the foregoing, as provided in Section 16.1, except as provided in Section 15.1, without the consent of the stockholders an Award may not be exchanged or bought out if the effect is to lower the exercise price of the Option or the grant price of the Stock Appreciation Right.

27.TERM OF AWARD. The term of each Award shall be for the period as determined by the Committee, provided that in no event shall the term of any Incentive Stock Option or a Stock Appreciation Right granted in tandem with the Incentive Stock Option exceed a period of ten years from the date of its grant (or, if Section 7.2(e) applies, five years from the date of its grant).

28.FORM OF PAYMENT FOR AWARDS. Subject to the terms of the Plan and any applicable law or Award Agreement, payments or transfers to be made by the Company or a Parent or Subsidiary on the grant or exercise of an Award may be made in such form as the Committee determines at or after the time of grant, including without limitation, cash, Stock, other Awards, or other property, or any combination, and may be made in a single payment or transfer, in installments, or on a deferred basis, in each case determined in accordance with rules adopted by, and at the discretion of, the Committee.

29.LIMITS ON TRANSFER. No right or interest of a Participant in any unexercised or restricted Award may be pledged, encumbered, or hypothecated to or in favor of any party other than the Company or a Parent or Subsidiary, or shall be subject to any lien, obligation, or liability of such Participant to any other party other than the Company or a Parent or Subsidiary. No unexercised or restricted Award shall be assignable or transferable by a Participant other than by will or the laws of descent and distribution or, except in the case of an Incentive Stock Option, pursuant to a domestic relations order that would satisfy Section 414(p)(1)(A) of the Code if such Section applied to an Award under the Plan; provided, however, that the Committee may (but need not) permit other transfers where the Committee concludes that such transferability (i) does not result in accelerated taxation, (ii) does not cause any Option intended to be an incentive stock option to fail to be described in Code Section 422(b), and (iii) is otherwise appropriate and desirable, taking into account any factors deemed relevant, including without limitation, any state or federal tax or securities laws or regulations applicable to transferable Awards.

30.BENEFICIARIES. Notwithstanding Section 14.5, a Participant may, in the manner determined by the Committee, designate a beneficiary to exercise the rights of the Participant and to receive any distribution with respect to any Award upon the Participant's death. A beneficiary, legal guardian, legal representative, or other person claiming any rights under the Plan is subject to all terms and conditions of the Plan and any Award Agreement applicable to the Participant, except to the extent the Plan and Award Agreement otherwise provide, and to any additional restrictions deemed necessary or appropriate by the Committee. If no beneficiary has been designated or survives the Participant, payment shall be made to the Participant's estate. Subject to the foregoing, a beneficiary designation may be changed or revoked by a Participant at any time provided the change or revocation is filed with the Committee.

31.STOCK CERTIFICATES. All Stock issued under the Plan is subject to any stop-transfer orders and other restrictions as the Committee deems necessary or advisable to comply with federal or state securities laws, rules and regulations and the rules of any national securities exchange or automated quotation system on which the Stock is listed, quoted, or traded. The Committee may place legends on any Stock certificate or issue instructions to the transfer agent to reference restrictions applicable to the Stock.

32.ACCELERATION UPON DEATH OR DISABILITY. Notwithstanding any other provision in the Plan and unless otherwise provided in any Participant's Award Agreement, upon the Participant's death or Disability during his employment or service as a director or consultant, all outstanding Options, Stock Appreciation Rights, and other Awards in the nature of rights that may be exercised shall become fully exercisable and all restrictions on outstanding Awards shall lapse. Any Option or Stock Appreciation Rights Awards shall thereafter continue or lapse in accordance with the other provisions of the Plan and the Award Agreement. To the extent that this provision causes Incentive Stock Options to exceed the dollar limitation set forth in Section 7.2(d), the excess Options shall be deemed to be Non-Qualified Stock Options.

33.ACCELERATION UPON RETIREMENT. Notwithstanding any other provision in the Plan and unless otherwise provided in any Participant's Award Agreement, upon the Participant's Retirement, all outstanding Options, Stock Appreciation Rights, and other Awards in the nature of rights that may be exercised shall become fully exercisable and all restrictions on outstanding Awards shall lapse. Any Option or Stock Appreciation Rights Awards shall thereafter remain exercisable until the original expiration date of the Award. To the extent that this provision causes Incentive Stock Options to exceed the dollar limitation set forth in Section 7.2(d), the excess Options shall be deemed to be Non-Qualified Stock Options.

34.ACCELERATION UPON A CHANGE OF CONTROL. Except as otherwise provided in the Award Agreement, upon the occurrence of a Change of Control, all outstanding Options, Stock Appreciation Rights, and other Awards in the nature of rights that may be exercised shall become fully exercisable and all restrictions on outstanding Awards shall lapse. To the extent that this provision causes Incentive Stock Options to exceed the dollar limitation set forth in Section 7.2(d), the excess Options shall be deemed to be Non-Qualified Stock Options.

35.RESERVED.

36.RESERVED.

37.EFFECT OF ACCELERATION. In the event of a Change of Control, the Committee may, in its sole discretion, provide (i) (other than in the event of a Change of Control defined in Section 3.1(d)(4) or 3.1(d)(6)) that the Award will expire after a designated period of time to the extent not then exercised, (ii) that the Award will be settled in cash rather than Stock, (iii) that the Award will be assumed by another party to the transaction giving rise to the acceleration or otherwise be equitably converted in connection with such transaction, or (iv) any combination of the foregoing. The Committee's determination need not be uniform and may be different for different Participants whether or not such Participants are similarly situated.

38.PERFORMANCE GOALS. The Committee may determine that any Award granted pursuant to this Plan to a Participant (including, but not limited to, Participants who are Covered Employees) shall be determined solely on the basis of (a) the achievement by the Company or a Parent or Subsidiary of a specified target return, or target growth in return, on equity or assets, (b) the Company's total stockholder return (stock price appreciation plus reinvested dividends) relative to a defined comparison group or target over a specific performance period or periods, (c) the Company's stock price, (d) the achievement by an individual, the Company, or a business unit or division of the Company, Parent or Subsidiary of a specified target, or target growth in, revenues, net income or earnings per share, including but not limited to, targets based, in whole or part, on funds from operations, net asset value, same store revenue growth, same store expense growth, net operating income, development or redevelopment activities, lease-up activities or funds from operations pay-out ratio, (e) the achievement of objectively determinable goals with respect to service or product delivery, service or product quality, customer satisfaction, expansion of revenue or income streams, sourcing of low cost capital, operational efficiencies, dividend growth, earnings multiple improvement, meeting budgets and/or retention of employees or (e) any combination or subset of the goals set forth in (a) through (e) above. If an Award is made on such basis, the Committee shall establish goals prior to the beginning of the period for which such performance goal relates (or such later date as may be permitted under Code Section 162(m) or the regulations thereunder) and the Committee has the right for any reason to reduce (but not increase) the Award, notwithstanding the achievement of a specified goal. Any payment of an Award granted with performance goals shall be conditioned on the written certification of the Committee in each case that the performance goals and any other material conditions were satisfied.

39.TERMINATION OF EMPLOYMENT. Whether military, government or other service or other leave of absence shall constitute a termination of employment shall be determined in each case by the Committee at its discretion, and any determination by the Committee shall be final and conclusive. A termination of employment shall not occur (i) in a circumstance in which a Participant transfers from the Company to one of its Parents or Subsidiaries, transfers from a Parent or Subsidiary to the Company, or transfers from one Parent or Subsidiary to another Parent or Subsidiary, or (ii) in the discretion of the Committee as specified at or prior to such occurrence, in the case of a spin-off, sale or disposition of the Participant's employer from the Company or any Parent or Subsidiary. To the extent that this provision causes Incentive Stock Options to extend beyond three months from the date a Participant is deemed to be an employee of the Company, a Parent or Subsidiary for purposes of Section 424(f) of the Code, the Options held by such Participant shall be deemed to be Non-Qualified Stock Options.

ARTICLE 15

CHANGES IN CAPITAL STRUCTURE
40.GENERAL. In the event of a corporate transaction involving the Company (including, without limitation, any stock dividend, stock split, extraordinary cash dividend, recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination or exchange of shares), the authorization limits under Section 5.1 and 5.4 shall be adjusted proportionately, and the Committee shall adjust Awards to preserve the benefits or potential benefits of the Awards. Action by the Committee shall include: (i) adjustment of the number and kind of shares which may be delivered under the Plan; (ii) adjustment of the number and kind of shares subject to outstanding Awards; (iii) adjustment of the exercise price of outstanding Awards; and (iv) any other adjustments that the Committee determines to be equitable. Without limiting the foregoing, in the event a stock dividend or stock split is declared upon the Stock, the authorization limits under Section 5.1 and 5.4 shall be increased proportionately, and the shares of Stock then subject to each Award shall be increased proportionately without any change in the aggregate purchase price therefor.

ARTICLE 16

AMENDMENT, MODIFICATION AND TERMINATION
41.AMENDMENT, MODIFICATION AND TERMINATION. The Board or the Committee may, at any time and from time to time, amend, modify or terminate the Plan without stockholder approval; provided, however, that the Board or Committee may condition any amendment or modification on the approval of stockholders of the Company if such approval is necessary or deemed advisable with respect to tax, securities or other applicable laws, policies or regulations.

42.AWARDS PREVIOUSLY GRANTED. At any time and from time to time, the Committee may amend, modify or terminate any outstanding Award without approval of the Participant; provided, however, that, subject to the terms of the applicable Award Agreement, such amendment, modification or termination shall not, without the Participant's consent, reduce or diminish the value of such Award determined as if the Award had been exercised, vested, cashed in or otherwise settled on the date of such amendment or termination, and provided further that, except as provided in Section 15.1 or otherwise with the consent of the stockholders, the exercise price of any Option or the grant price of any Stock Appreciation Right may not be reduced. No termination, amendment, or modification of the Plan shall adversely affect any Award previously granted under the Plan, without the written consent of the Participant.

ARTICLE 17

GENERAL PROVISIONS
43.NO RIGHTS TO AWARDS. No Participant or eligible participant shall have any claim to be granted any Award under the Plan, and neither the Company nor the Committee is obligated to treat Participants or eligible participants uniformly.

44.NO STOCKHOLDER RIGHTS. No Award gives the Participant any of the rights of a stockholder of the Company unless and until shares of Stock are in fact issued to such person in connection with such Award.

45.WITHHOLDING. The Company or any Parent or Subsidiary shall have the authority and the right to deduct or withhold, or require a Participant to remit to the Company, an amount sufficient to satisfy federal, state, and local taxes (including the Participant's FICA obligation) required by law to be withheld with respect to any taxable event arising as a result of the Plan. With respect to withholding required upon any taxable event under the Plan, the Committee may, at the time the Award is granted or thereafter, require or permit that any such withholding requirement be satisfied, in whole or in part, by withholding from the Award shares of Stock having a Fair Market Value on the date of withholding equal to the minimum amount (and not any greater amount) required to be withheld for tax purposes, all in accordance with such procedures as the Committee establishes.

46.NO RIGHT TO CONTINUED SERVICE. Nothing in the Plan or any Award Agreement shall interfere with or limit in any way the right of the Company or any Parent or Subsidiary to terminate any Participant's employment or status as an officer, consultant or director at any time, nor confer upon any Participant any right to continue as an employee, officer, consultant or director of the Company or any Parent or Subsidiary.

47.UNFUNDED STATUS OF AWARDS. The Plan is intended to be an “unfunded” plan for incentive and deferred compensation. With respect to any payments not yet made to a Participant pursuant to an Award, nothing contained in the Plan or any Award Agreement shall give the Participant any rights that are greater than those of a general creditor of the Company or any Parent or Subsidiary.

48.INDEMNIFICATION. To the extent allowable under applicable law, each member of the Committee shall be indemnified and held harmless by the Company from any loss, cost, liability, or expense that may be imposed upon or reasonably incurred by such member in connection with or resulting from any claim, action, suit, or proceeding to which such member may be a party or in which he may be involved by reason of any action or failure to act under the Plan and against and from any and all amounts paid by such member in satisfaction of judgment in such action, suit, or proceeding against him provided he gives the Company an opportunity, at its own expense, to handle and defend the same before he undertakes to handle and defend it on his own behalf. The foregoing right of indemnification shall not be exclusive of any other rights of indemnification to which such persons may be entitled under the Company's Articles of Incorporation or Bylaws, as a matter of law, or otherwise, or any power that the Company may have to indemnify them or hold them harmless.

49.RELATIONSHIP TO OTHER BENEFITS. No payment under the Plan shall be taken into account in determining any benefits under any pension, retirement, savings, profit sharing, group insurance, welfare or benefit plan of the Company or any Parent or Subsidiary unless provided otherwise in such other plan.

50.EXPENSES. The expenses of administering the Plan shall be borne by the Company and its Parents or Subsidiaries.

51.TITLES AND HEADINGS. The titles and headings of the Sections in the Plan are for convenience of reference only, and in the event of any conflict, the text of the Plan, rather than such titles or headings, shall control.

52.GENDER AND NUMBER. Except where otherwise indicated by the context, any masculine term used herein also shall include the feminine; the plural shall include the singular and the singular shall include the plural.

53.FRACTIONAL SHARES. No fractional shares of Stock shall be issued and the Committee shall determine, in its discretion, whether cash shall be given in lieu of fractional shares or whether such fractional shares shall be eliminated by rounding up.

54.GOVERNMENT AND OTHER REGULATIONS. The obligation of the Company to make payment of awards in Stock or otherwise shall be subject to all applicable laws, rules, and regulations, and to such approvals by government agencies as may be required. The Company shall be under no obligation to register under the 1933 Act, or any state securities act, any of the shares of Stock issued in connection with the Plan. The shares issued in connection with the Plan may in certain circumstances be exempt from registration under the 1933 Act, and the Company may restrict the transfer of such shares in such manner as it deems advisable to ensure the availability of any such exemption.

55.GOVERNING LAW. To the extent not governed by federal law, the Plan and all Award Agreements shall be construed in accordance with and governed by the laws of the Commonwealth of Virginia.
ADDITIONAL PROVISIONS. Each Award Agreement may contain such other terms and conditions as the Committee may determine; provided that such other terms and conditions are not inconsistent with the provisions of this Plan.The foregoing is hereby acknowledged as being the UDR, Inc. 1999 Long-Term Incentive Plan as amended and restated by the Board of Directors on February 8, 2013.

UDR, INC.

By:	/s/Warren L. Troupe
Warren L. Troupe
Senior Executive Vice President
and Secretary

Exhibit 10.43

December 12, 2012

Dear Tom:
This Letter confirms our conditional offer of employment at UDR, Inc. (“UDR”), in the position of SVP - Chief Financial Officer. You will report directly to me. This Letter is not intended to be an employment contract but only a description of the compensation and benefits accompanying the offer, which include:

1.
    Salary - $330,000, annualized, subject to annual review. Payday is every other Friday, at which time you will be paid for work through the previous Friday. Arrangements can be made for direct deposit through our Payroll Department.

2.
    Incentive Bonus Plan - You will be eligible to receive a discretionary bonus based upon my perception of your performance together with your ability to accomplish mutually established individual and corporate goals. For 2013 we agree that you will receive a pro-rated bonus equal to $700,000, to be paid at the same time as discretionary bonuses for the other senior executives are paid. The 2013 bonus is contingent upon you being an employee in good standing of UDR at the time of payment.

3.
    Signing Bonus - On the start date, you will be granted a $200,000 signing bonus to be paid in shares of restricted stock. The shares of restricted stock shall vest over four years (e.g., 1/4 of the shares shall vest on January 1, 2014, etc.) from the date of grant and the price will be set based upon the closing sales prices, averaging from the last twenty trading days prior to your start date. All vesting is contingent upon you being an employee in good standing of UDR on the vesting dates.

4.
    Long-term Incentive Program - We are in the process of establishing a new long-term incentive program (“LTI Program”) for the CEO, SEVP, Chief Operating Officer, SVP-Asset Management and CFO. You will be granted $800,000 in stock under the LTI Program, pro-rated for your start date. The price for the shares will be set based upon the closing sales prices, averaging from the last twenty trading days prior to your start date. All vesting is contingent upon you being an employee in good standing of UDR on the vesting dates.

5.
    Change of Control - In the event of a Change of Control (as such term is defined in the 1999 Long-Term Incentive Plan), all of your outstanding restricted stock, and any other awards in the nature of rights that may be exercised shall become fully vested and immediately exercisable; all restrictions on any outstanding other awards held by you (such as awards of restricted stock) shall lapse; and the balance in any deferred compensation plan or shareholder value plan shall become fully vested and immediately payable.

6.
    Benefits - You will be eligible to enroll in UDR’s Medical, Dental, Life and Vision Plans two months from your start date. Information about these plans and other company benefits are contained in the Summary of Health Benefits that will be provided to you. UDR agrees to pay your costs of COBRA until you are eligible for UDR’s health benefits; however, not to exceed a maximum of three months from date of hire.

7.	Vacation - As an officer of the Company, you will be eligible for four weeks of vacation after six months of employment.

8.
    401(k) Plan - After the completion of two months of service, you will be eligible to participate in the Company’s 401(k) plan. UDR will match $.50 cents on each dollar you contribute to the 401(k) plan, up to 6% of your pay. This means you could potentially earn an additional 3% per year of your base pay, depending on the level of your voluntary contributions and upon the Company meeting certain discrimination tests each year. The plan is administered by Fidelity Investments and includes a pre-tax and after-tax savings option.

9.
    Start Date - You will begin work at UDR on a part-time basis commencing January 1, 2013. During January 2013 and February 2013 you will transition from your current employer to UDR and you will spend approximately 60% of your time at UDR and 40% at your current employer. Commencing March 1, 2013 you will devote 100% of your time and effort to UDR. During January 2013 and February 2013 you will be compensated at 60% of your salary as set forth in Section 1 of this Letter.

You further agree that during January 2013 and February 2013 you will participate in the drafting and preparation of materials for a January 2013 investor road show; the Annual Report on Form 10-K; the preparation of materials for UDR’s fourth quarter earnings call and participate as UDR’s CFO on the fourth quarter earnings call to be held on February 5, 2013.

This conditional offer of employment is subject to your satisfactory completion of all pre-employment procedures and requirements, including, but not limited to, you testing negative for current illegal drug use, a satisfactory identification verification, past employment data verification, a criminal background check (collectively the “Pre-Employment Procedures”). The Pre-Employment Procedures must be completed before you start work with UDR. In the event you produce a positive drug test or the background checks yield unsatisfactory results, this conditional offer will be withdrawn by UDR. In the event that you fail the drug test, you will be unemployable by UDR for a minimum period of six months.

Should you satisfy the Pre-Employment Procedures and the conditional offer is confirmed by UDR, you will be employed at-will. As an at-will employee, you may resign your employment or be released by UDR without notice or requirement of cause. Nothing contained in this Letter will create any contract between you and UDR or affect your status as an at-will employee of UDR.

Tom, I look forward to not only your employment with UDR, but also you being a part of my team.

Sincerely,

/s/ ThomasW. Toomey
Thomas W. Toomey
President and Chief Executive Officer

Understood and Acknowledged by:

/s/ Tom Herzog
Tom Herzog

Exhibit 10.44

February 7, 2013
Warren L. Troupe

Re:	Termination of Letter Agreement
Dear Warren:
This letter will confirm our agreement to terminate the Letter Agreement dated February 18, 2008 between UDR, Inc. (the “Company”) and you, effective as of December 31, 2012.
Sincerely,

/s/Thomas W. Toomey
Thomas W. Toomey

Agreed and acknowledged:

/s/Warren L. Troupe
Warren L. Troupe

EXHIBIT 12.1

UDR, Inc.
Computation of Ratio Earnings to Combined Fixed Charges and Preferred Stock Dividends
(Dollars in thousands)

	Years Ended December 31,
	2012	2011	2010	2009	2008
Loss from continuing operations	$(43,036)	$(123,225)	$(117,930)	$(104,913)	$(75,707)

Add (from continuing operations):
Interest on indebtedness (a)	139,069	151,764	142,254	139,597	159,380
Portion of rents representative of the interest factor	2,073	2,039	1,969	2,351	1,883
	$98,106	$30,578	$26,293	$37,035	$85,556
Fixed charges and preferred stock dividends (from continuing operations):
Interest on indebtedness (a)	$139,069	$151,764	$142,254	$139,597	$159,380
Capitalized interest	26,368	12,979	12,505	16,929	14,857
Portion of rents representative of the interest factor	2,073	2,039	1,969	2,351	1,883
Fixed charges	$167,510	$166,782	$156,728	$158,877	$176,120

Add:
Preferred stock dividends	$6,010	$9,311	$9,488	$10,912	$12,138
Premium/(discount) on preferred stock redemption or repurchase, net	2,791	175	(25)	(2,586)	(3,056)
Combined fixed charges and preferred stock dividends	$176,311	$176,268	$166,191	$167,203	$185,202

Ratio of earnings to fixed charges	—	—	—	—	—
Ratio of earnings to combined fixed charges and preferred stock	—	—	—	—	—
For the year ended December 31, 2012, the ratio of earnings to fixed charges was deficient of achieving a 1:1 ratio by $69.4 million.

For the year ended December 31, 2012, the ration of earnings to combined fixed charges and preferred stock dividends was deficient of achieving a 1:1 ratio by $78.2 million.

For the year ended December 31, 2011, the ratio of earnings to fixed charges was deficient of achieving a 1:1 ratio by $136.2 million.

For the year ended December 31, 2011, the ratio of earnings to combined fixed charges and preferred stock dividends was deficient of achieving a 1:1 ratio by $145.7 million.

For the year ended December 31, 2010, the ratio of earnings to fixed charges was deficient of achieving a 1:1 ratio by $130.4 million.

For the year ended December 31, 2010, the ratio of earnings to combined fixed charges and preferred stock dividends was deficient of achieving a 1:1 ratio by $139.9 million.

For the year ended December 31, 2009, the ratio of earnings to fixed charges was deficient of achieving a 1:1 ratio by $121.8 million.

For the year ended December 31, 2009, the ratio of earnings to combined fixed charges and preferred stock dividends was deficient of achieving a 1:1 ratio by $130.2 million.

For the year ended December 31, 2008, the ratio of earnings to fixed charges was deficient of achieving a 1:1 ratio by $90.6 million.

For the year ended December 31, 2008, the ratio of earnings to combined fixed charges and preferred stock dividends was deficient of achieving a 1:1 ratio by $99.6 million.

(a)
Interest on indebtedness for the year ended December 31, 2012 is presented gross of the benefit on debt extinguishment of $277,000. Interest on indebtedness for the years ended December 31, 2011 and 2010 is presented gross of the loss on debt extinguishment of $4.6 million and $1.2 million, respectively. Interest on indebtedness for the year ended December 31, 2009 is presented gross of the gain on debt extinguishment of $9.8 million, the prepayment penalty on debt restructure of $1.0 million, and the write-off of fair market value adjustment for debt paid off on a consolidated joint venture of $1.6 million. Interest on indebtedness for the year ended December 31, 2008 is presented gross of the gain on debt extinguishment of $26.3 million and prepayment penalty on debt restructure of $4.2 million.

EXHIBIT 12.2

United Dominion Realty, L.P.
Computation of Ratio Earnings to Fixed Charges
(Dollars in thousands)

	Years Ended December 31,
	2012	2011	2010	2009	2008
(Loss)/income from continuing operations	$(9,872)	$(36,988)	$(27,789)	$(9,492)	$4,701

Add from continuing operations:
Interest on indebtedness	45,234	52,817	49,140	48,310	41,419
Portion of rents representative of the interest factor	1,665	1,627	1,564	1,543	1,437
	$37,027	$17,456	$22,915	$40,361	$47,557
Fixed charges from continuing operations:
Interest on indebtedness	$45,234	$52,817	$49,140	$48,310	$41,419
Capitalized interest	3,679	1,752	1,340	444	573
Portion of rents representative of the interest factor	1,665	1,627	1,564	1,543	1,437
Fixed charges	$50,578	$56,196	$52,044	$50,297	$43,429

Ratio of earnings to fixed charges	—	—	—	—	1.10

For the year ended December 31, 2012, the ratio of earnings to fixed charges was deficient of achieving a 1:1 ratio by $13.6 million.

For the year ended December 31, 2011, the ratio of earnings to fixed charges was deficient of achieving a 1:1 ratio by $38.7 million.

For the year ended December 31, 2010, the ratio of earnings to fixed charges was deficient of achieving a 1:1 ratio by $29.1 million.

For the year ended December 31, 2009, the ratio of earnings to fixed charges was deficient of achieving a 1:1 ratio by $9.9 million.

EXHIBIT 21

The Company has the following subsidiaries. Joint Venture entities are shown with an asterisk. United Dominion Realty, L.P. is a limited partnership with outside limited partners holding minimal percentage interests. The Company owns general and limited partnership interests in United Dominion Realty, L.P. constituting approximately 95% of the aggregate partnership interest. Entities marked with double asterisks are those entities in which United Dominion Realty, L.P. is either a member or a partner. All other entities are wholly-owned.

Subsidiary	State of Incorportation or Organization
1001 Properties, LLC*	Delaware
101 Colorado High-Rise, LP*	Delaware
101 Colorado Master Condominium Association, Inc.*	Texas
1020 Tower, LP*	Delaware
10700 Wilshire, LLC*	Delaware
13th And Market Properties LLC*	Delaware
1900 McKinney Properties, LP*	Delaware
20 Lambourne LLC	Delaware
24 Hundred Properties LLC*	Delaware
2000 Post Owners Association	Delaware
6104 Hollywood, LLC*	Delaware
AAC Funding II, Inc.	Delaware
AAC Funding III LLC**	Delaware
AAC Funding IV LLC**	California
AAC Funding IV, Inc.	Delaware
AAC Funding Partnership II**	Delaware
AAC Seattle I, Inc.	Delaware
AAC/FSC Crown Pointe Investors, LLC	Washington
AAC/FSC Hilltop Investors, LLC	Washington
AAC/FSC Seattle Properties, LLC**	Delaware
Acoma High-Rise, LP*	Delaware
Andover House LLC	Delaware
Andover Member 1 LLC	Delaware
Andover Member 2 LLC	Delaware
Apartments on Chestnut Limited Partnership*	Delaware
Ashton at Dublin Station, LLC*	Delaware
Ashton Judiciary Square, LLC*	Delaware
Ashwood Commons, L.L.C.	Washington
Ashwood Commons North LLC	Washington
ASR Investments Corporation	Maryland
Bella Terra Villas LLC	Delaware
Bellevue Plaza Development LLC	Delaware
Block R Master Condominium Association, Inc*	Texas
CMP-1, LLC	Delaware
Calvert’s Walk LLC	Delaware
Cedar Street High-Rise, L.P.*	Delaware

Subsidiary	State of Incorportation or Organization
Circle Towers LLC**	Delaware
Coastal Monterey Properties LLC**	Delaware
Columbus Square 775 LLC*	Delaware
Columbus Square 795 LLC*	Delaware
Columbus Square 801 LLC*	Delaware
Columbus Square 805 LLC*	Delaware
Columbus Square 808 LLC*	Delaware
Consolidated-Hampton, LLC	Maryland
Coronado South Apartments, L.P**	Delaware
Cronin’s Landing LLC*	Delaware
DCO 1015 Grandview LP	Delaware
DCO 2400 14th Street LLC	Delaware
DCO 2919 Wilshire LLC	Delaware
DCO 3032 Wilshire LLC	Delaware
DCO 3033 Wilshire LLC	Delaware
DCO Addison at Brookhaven LP	Delaware
DCO Arbors at Lee Vista LLC	Delaware
DCO Beach Walk LLC	Delaware
DCO Bennett Development LP	Delaware
DCO Borgata LLC	Delaware
DCO Brookhaven Center LP	Delaware
DCO Brooks Apartments LP	Delaware
DCO Caroline Development LLC	Delaware
DCO Clipper Pointe LP	Delaware
DCO College Park LLC	Delaware
DCO/CWP 2919 Wilshire LLC*	Delaware
DCO/CWP 3032 Wilshire LLC*	Delaware
DCO Fiori LLC	Delaware
DCO Garden Oaks LP	Delaware
DCO Gessner Development LP	Delaware
DCO Glenwood Apartments GP LLC	Delaware
DCO Glenwood Apartments LP	Delaware
DCO Greenbrook Apartments LP	Delaware
DCO Greenhaven LP	Delaware
DCO Highlands LLC	Delaware
DCO Market LLC	Delaware
DCO Mission Bay LP	Delaware
DCO Option 2 LLC	Delaware
DCO Pine Avenue LP	Delaware
DCO Realty, Inc.	Delaware
DCO Realty LP LLC	Delaware
DCO Savoye LLC	Delaware
DCO Savoye 2 LLC	Delaware
DCO Springhaven LP	Delaware
DCO Stoughton LLC	Delaware

Subsidiary	State of Incorportation or Organization
DCO Talisker LP	Delaware
Dominion Constant Friendship LLC	Delaware
Dominion Eden Brook LLC	Delaware
Dominion Kings Place LLC	Delaware
Domus SPE General Partner, LLC*	Delaware
Eastern Residential, Inc.	Delaware
Easton Partners I, LP*	Delaware
FMP Member, Inc.	Delaware
Foxborough Lodge Limited Partnership*	Delaware
Garrison Harcourt Square LLC	Delaware
Governour’s Square of Columbus Co. Ltd**	Ohio
HMS Master Limited Partnership*	Delaware
HMS SouthPark Residential LLC*	Delaware
HPI 2161 Sutter LP	Delaware
HPI Option 2 LLC	Delaware
Hanover Square SPE LLC**	Delaware
Harding Park LP LLC	Delaware
Hawthorne Apartments LLC	Delaware
Heritage Communities LLC	Delaware
Icon Tower, LP*	Delaware
Inlet Bay at Gateway, LLC	Delaware
Inwood Development LLC**	Delaware
Jamestown of St. Matthews Limited Partnership**	Ohio
Jefferson at Marina del Rey, L.P.	Delaware
K/UDR Venture LLC*	Delaware
Kelvin and Jamboree Properties, LLC*	Delaware
L.A. Southpark High Rise, LP*	Delaware
La Jolla Wilshire, LLC*	Delaware
Lakeside Mill LLC	Delaware
Lenox Farms Limited Partnership*	Delaware
Lincoln TC II, L.P.	Delaware
Lodge at Ames Pond Limited Partnership*	Delaware
Lofts at Charles River Landing, LLC*	Delaware
Lofts on Miracle Mile, LP*	Delaware
LPC Millenia Place Apartments LLC	Delaware
MacAlpine Place Apartment Partners, Ltd**	Florida
Management Company Services, Inc.	Delaware
Ninety Five Wall Street LLC**	Delaware
Northbay Properties II, L.P**	California
Olive Way High-Rise LP*	Delaware
OM/UDR SF LLC*	Delaware
Parker’s Landing Condominiums LLC	Delaware
Parker’s Landing Townhomes LLC	Delaware
Pine at Sixth Owners’ Association	California
Polo Park Apartments LLC**	Delaware

Subsidiary	State of Incorportation or Organization
Portico Properties, LLC*	Delaware
RE3, Inc.	Delaware
Rancho Cucamonga Town Square Owners Association*	California
Sandpiper Cove Associates, LLC*	Delaware
Stoughton Residential, LLC*	Delaware
Strata Properties, LLC*	Delaware
THC/UDR Development Venture LLC*	Delaware
THC/UDR Domain College Park LLC*	Delaware
THC/UDR Seaport Development Venture LLC	Delaware
The Commons of Columbia, Inc.	Virginia
The Domain Condominium Association, Inc.*	Texas
The Gallery At Bayport II Condominium Association, Inc.	Florida
The Paseo del Mar I, LP*	Delaware
Thomas Circle Properties LLC*	Delaware
Town Square Commons, LLC	District of Columbia
Towson Holdings, LLC*	Delaware
Towson Promenade, LLC*	Delaware
Trilon Townhouses, LLC	District of Columbia
TSTW LLC	Delaware
UDR 10 Hanover LLC**	Delaware
UDR 1818 Platinum LLC	Delaware
UDR Altamira Place LLC	Delaware
UDR Arborview Associates LLC	Delaware
UDR Aspen Creek, LLC	Virginia
UDR California GP, LLC**	Delaware
UDR California GP II, LLC	Delaware
UDR California Properties, LLC	Virginia
UDR Calvert, LLC**	Delaware
UDR Calvert’s Walk Associates Limited Partnership	Maryland
UDR Calverts Walk GP, LLC	Delaware
UDR Carlsbad Apartments, L.P**	Delaware
UDR Carriage Homes, LLC	Delaware
UDR Chelsea LLC	Delaware
UDR Chelsea Member LLC	Delaware
UDR Crane Brook LLC**	Delaware
UDR Developers, Inc.	Virginia
UDR Domain Brewers Hill LLC	Delaware
UDR Foxglove Associates L.L.C**	Maryland
UDR Garrison Square LLC	Delaware
UDR Harbor Greens, L.P**	Delaware
UDR Holdings, LLC**	Virginia
UDR Huntington Vista, L.P**	Delaware
UDR Inwood LLC**	Delaware
UDR, Inc.	Maryland

Subsidiary	State of Incorportation or Organization
UDR/K Venture Member LLC	Delaware
UDR Lakeline Villas LLC	Delaware
UDR Lakeside Mill, LLC**	Virginia
UDR Legacy at Mayland LLC	Delaware
UDR Lincoln at Towne Square LLC*	Delaware
UDR Lincoln at Towne Square II LLC*	Delaware
UDR Marina Pointe LLC	Delaware
UDR Maryland Properties, LLC**	Virginia
UDR/MetLife G.P. LLC*	Delaware
UDR/MetLife GP II LLC*	Delaware
UDR/MetLife Mall Ventures Limited Partnership*	Delaware
UDR/MetLife Master Limited Partnership*	Delaware
UDR/MetLife Master Limited Partnership II*	Delaware
UDR/MetLife Master 3 Limited Partnership*	Delaware
UDR/ML Venture LLC	Delaware
UDR/ML Venture 2 LLC	Delaware
UDR/ML Venture 3 LLC	Delaware
UDR Midlands Acquisition, LLC**	Delaware
UDR Newport Beach North, L.P**	Delaware
UDR Ocean Villa Apartments, L.P**	Delaware
UDR of Tennessee, L.P**	Virginia
UDR Okeeheelee LLC*	Delaware
UDR/Pacific Los Alisos, L.P**	Delaware
UDR Pinebrook, L.P**	Delaware
UDR Presidential Greens, L.L.C.	Delaware
UDR Presidio, L.P**	Delaware
UDR Rancho Cucamonga, L.P.	Delaware
UDR Red Stone Ranch LLC	Delaware
UDR Ridgewood (II) Garden, LLC**	Virginia
UDR Ridge at Blue Hills LLC	Delaware
UDR River Terrace LLC	Delaware
UDR Rivergate LLC	Delaware
UDR Stone Canyon LLC*	Delaware
UDR Texas Properties LLC	Delaware
UDR Texas Ventures LLC*	Delaware
UDR The Bradford LLC*	Delaware
UDR The Cliffs LLC*	Delaware
UDR The Legend at Park Ten LLC*	Delaware
UDR The Mandolin LLC*	Delaware
UDR The Meridian LLC*	Delaware
UDR Towers By The Bay LLC	Delaware
UDR TX Fund LLC	Delaware
UDR Villa Venetia Apartments, L.P**	Delaware
UDR Virginia Properties, LLC	Virginia

Subsidiary	State of Incorportation or Organization
UDR Wellington Place LLC	Delaware
UDR Windjammer, L.P**	Delaware
UDR Woodland Apartments II, L.P.	Delaware
UDR Woodland GP, LLC	Delaware
UDRT of Delaware 4 LLC**	Delaware
United Dominion Realty, L.P.	Delaware
View 14 Investments LLC	Delaware
Washington Vue, LP*	Delaware
Waterside Towers, L.L.C.	Delaware
West El Camino Real, LLC*	Delaware
Western Residential, Inc.	Virginia
Wilshire Crescent Heights, LLC*	Delaware
Windemere at Sycamore Highlands, LLC	Delaware
Winterland San Francisco Partners**	California
Woodlake Village, L.P**	California

EXHIBIT 23.1

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements of UDR, Inc. and in the related Prospectuses of our reports dated February 26, 2013, with respect to the consolidated financial statements and schedule of UDR, Inc., and the effectiveness of internal control over financial reporting of UDR, Inc., included in this Annual Report (Form 10-K) for the year ended December 31, 2012:

Registration
Statement Number	Description

333-129743
Form S-3, pertaining to the registration of 11,000,000 shares of Common Stock, including rights to purchase Series C Junior Participating Redeemable Preferred Stock, issuable under the Company’s Dividend Reinvestment and Stock Purchase Plan.

333-176616
Form S-3, Shelf Registration Statement, pertaining to the registration of an indeterminate amount of Common Stock, Preferred Stock, Debt Securities, Guarantees of Debt Securities, Warrants, Subscription Rights, Purchase Contracts and Purchase Units.

333-180553	Form S-3, pertaining to the registration of 2,569,606 shares of Common Stock.

333-183510	Form S-3, pertaining to the registration of 1,802,239 shares of Common Stock.

333-167270	Form S-3, pertaining to the registration of 3,882,187 shares of Common Stock.

333-160180	Form S-8, pertaining to the Company’s 1999 Long-Term Incentive Plan.

/s/ Ernst & Young LLP

Denver, Colorado
February 26, 2013

EXHIBIT 23.2

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements of UDR, Inc. and related Prospectuses of our report dated February 26, 2013, with respect to the consolidated financial statements and schedule of United Dominion Realty, L.P., included in this Annual Report (Form 10-K) for the year ended December 31, 2012:

Registration
Statement Number	Description

333-129743
Form S-3, pertaining to the registration of 11,000,000 shares of Common Stock, including rights to purchase Series C Junior Participating Redeemable Preferred Stock, issuable under the Company’s Dividend Reinvestment and Stock Purchase Plan.

333-176616
Form S-3, Shelf Registration Statement, pertaining to the registration of an indeterminate amount of Common Stock, Preferred Stock, Debt Securities, Guarantees of Debt Securities, Warrants, Subscription Rights, Purchase Contracts and Purchase Units.

333-180553	Form S-3, pertaining to the registration of 2,569,606 shares of Common Stock.

333-183510	Form S-3, pertaining to the registration of 1,802,239 shares of Common Stock.

333-167270	Form S-3, pertaining to the registration of 3,882,187 shares of Common Stock

333-160180	Form S-8, pertaining to the Company’s 1999 Long-Term Incentive Plan.

/s/ Ernst & Young LLP

Denver, Colorado
February 26, 2013

EXHIBIT 31.1

CERTIFICATION

I, Thomas W. Toomey, certify that:

1. I have reviewed this annual report on Form 10-K of UDR, Inc.;

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	February 26, 2013	/s/ Thomas W. Toomey

Thomas W. Toomey
Chief Executive Officer and President

EXHIBIT 31.2

CERTIFICATION

I, Thomas M. Herzog, certify that:

1. I have reviewed this annual report on Form 10-K of UDR, Inc.;

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	February 26, 2013	/s/ Thomas M. Herzog

Thomas M. Herzog
Senior Vice President and Chief Financial Officer

EXHIBIT 31.3

CERTIFICATION

I, Thomas W. Toomey, certify that:

1. I have reviewed this annual report on Form 10-K of United Dominion Realty, L.P.;

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	February 26, 2013	/s/ Thomas W. Toomey

Thomas W. Toomey
Chief Executive Officer and President of UDR, Inc.,
general partner of United Dominion Realty, L.P.

EXHIBIT 31.4

CERTIFICATION

I, Thomas M. Herzog, certify that:

1. I have reviewed this annual report on Form 10-K of United Dominion Realty, L.P.;

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	February 26, 2013	/s/ Thomas M. Herzog

Thomas M. Herzog
Senior Vice President and Chief Financial Officer
of UDR, Inc., general partner of United Dominion Realty, L.P.

EXHIBIT 32.1

CERTIFICATION

In connection with the periodic report of UDR, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas W. Toomey, Chief Executive Officer and President of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date:	February 26, 2013	/s/ Thomas W. Toomey

Thomas W. Toomey
Chief Executive Officer and President

EXHIBIT 32.2

CERTIFICATION

In connection with the periodic report of UDR, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas M. Herzog, Senior Vice President and Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date:	February 26, 2013	/s/ Thomas M. Herzog

Thomas M. Herzog
Senior Vice President and Chief Financial Officer

EXHIBIT 32.3

CERTIFICATION

In connection with the periodic report of United Dominion Realty, L.P. (the “Operating Partnership”) on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas W. Toomey, Chief Executive Officer and President of UDR, Inc., the general partner of the Operating Partnership, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership at the dates and for the periods indicated.

Date:	February 26, 2013	/s/ Thomas W. Toomey

Thomas W. Toomey
Chief Executive Officer and President of UDR, Inc.,
general partner of United Dominion Realty, L.P.

EXHIBIT 32.4

CERTIFICATION

In connection with the periodic report of United Dominion Realty, L.P. (the “Operating Partnership”) on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “Report”), I, Tomas M. Herzog, Senior Vice President and Chief Financial Officer of UDR, Inc., the general partner of the Operating Partnership, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership at the dates and for the periods indicated.

Date:	February 26, 2013	/s/ Thomas M. Herzog

Thomas M. Herzog
Senior Vice President and Chief Financial Officer
of UDR, Inc., general partner of United Dominion Realty, L.P.