Form 10-Q
period 2013-03-31
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2013-05-02
CIK 74208, 1018254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of April 26, 2013 was 250,744,241.

UDR, INC.
UNITED DOMINION REALTY, L.P.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2013 of UDR, Inc. a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company”, “UDR” or "UDR, Inc." refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including the Operating Partnership. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” refer to United Dominion Realty, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership are referred to as “OP Units” and the holders of the OP Units are referred to as “unitholders”. This combined Form 10-Q is being filed separately by UDR and the Operating Partnership.
There are a number of differences between our Company and our Operating Partnership, which are reflected in our disclosure in this report. UDR is a real estate investment trust (a “REIT”), whose most significant asset is its ownership interest in the Operating Partnership. UDR also conducts business through other subsidiaries, including its taxable REIT subsidiary ("TRS"), RE3, whose activities include development of land and land entitlement. UDR acts as the sole general partner of the Operating Partnership, holds interests in subsidiaries and joint ventures, owns and operates properties, issues securities from time to time and guarantees debt of certain of our subsidiaries. The Operating Partnership conducts the operations of a substantial portion of the business and is structured as a partnership with no publicly traded equity securities. The Operating Partnership has guaranteed certain outstanding securities of UDR.
As of March 31, 2013, UDR owned 110,883 units (100%) of the general partnership interests of the Operating Partnership and 174,844,389 units (or approximately 94.9%) of the limited partnership interests of the Operating Partnership (the “OP Units”). UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are provided for each of UDR and the Operating Partnership.

UDR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$7,729,300	$7,564,780
Less: accumulated depreciation	(2,006,349)	(1,923,429)
Real estate held for investment, net	5,722,951	5,641,351
Real estate under development (net of accumulated depreciation of $1,133 and $1,253)	451,683	489,795
Total real estate owned, net of accumulated depreciation	6,174,634	6,131,146
Cash and cash equivalents	7,121	12,115
Restricted cash	24,628	23,561
Deferred financing costs, net	23,654	24,990
Notes receivable, net	66,193	64,006
Investment in and advances to unconsolidated joint ventures, net	461,397	477,631
Other assets	133,154	125,654
Total assets	$6,890,781	$6,859,103

LIABILITIES AND EQUITY

Liabilities:
Secured debt	$1,425,663	$1,430,135
Unsecured debt	2,073,444	1,979,198
Real estate taxes payable	11,132	14,076
Accrued interest payable	29,404	30,937
Security deposits and prepaid rent	48,448	42,589
Distributions payable	61,907	57,915
Accounts payable, accrued expenses, and other liabilities	83,060	87,003
Total liabilities	3,733,058	3,641,853

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests in operating partnership	225,595	223,418

Equity:
Preferred stock, no par value; 50,000,000 shares authorized
2,803,812 shares of 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 shares at December 31, 2012)	46,571	46,571
Common stock, $0.01 par value; 350,000,000 shares authorized 250,741,559 shares issued and outstanding (250,139,408 shares at December 31, 2012)	2,507	2,501
Additional paid-in capital	4,101,683	4,098,882
Distributions in excess of net income	(1,210,054)	(1,143,781)
Accumulated other comprehensive loss, net	(9,499)	(11,257)
Total stockholders’ equity	2,931,208	2,992,916
Noncontrolling interest	920	916
Total equity	2,932,128	2,993,832
Total liabilities and equity	$6,890,781	$6,859,103
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

REVENUES:
Rental income	$184,301	$172,242

Joint venture management and other fees	2,923	2,989
Total revenues	187,224	175,231

OPERATING EXPENSES:
Property operating and maintenance	35,461	34,389
Real estate taxes and insurance	23,524	20,911
Property management	5,068	4,737
Other operating expenses	1,643	1,383
Real estate depreciation and amortization	83,442	87,907
General and administrative	9,476	9,379
Hurricane-related (recoveries)/charges, net	(3,021)	—
Other depreciation and amortization	1,146	918
Total operating expenses	156,739	159,624

Operating income	30,485	15,607

Loss from unconsolidated entities	(2,802)	(2,691)
Interest expense	(30,981)	(34,745)
Interest and other income, net	1,016	694
Loss before income taxes and discontinued operations	(2,282)	(21,135)
Tax benefit of taxable REIT subsidiary, net	1,973	22,876
(Loss)/income from continuing operations	(309)	1,741
Income from discontinued operations, net of tax	—	84,887
Net (loss)/income	(309)	86,628
Net loss/(income) attributable to redeemable noncontrolling interests in OP	45	(3,420)
Net income attributable to noncontrolling interests	(4)	(52)
Net (loss)/income attributable to UDR, Inc.	(268)	83,156
Distributions to preferred stockholders — Series E (Convertible)	(931)	(931)
Distributions to preferred stockholders — Series G	—	(1,377)
Net (loss)/income attributable to common stockholders	$(1,199)	$80,848

Income/(loss) per weighted average common share — basic and diluted:
Loss from continuing operations attributable to common stockholders	$0.00	$(0.02)
Income from discontinued operations	$0.00	$0.38
Net (loss)/income attributable to common stockholders	$0.00	$0.37

Common distributions declared per share	$0.235	$0.220

Weighted average number of common shares outstanding — basic and diluted	249,917	221,500
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net (loss)/income	$(309)	$86,628
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding loss	(92)	(1,959)
Loss reclassified into earnings from other comprehensive income	1,937	1,855
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	1,845	(104)
Comprehensive income	1,536	86,524
Comprehensive (income) attributable to noncontrolling interests	(46)	(3,405)
Comprehensive income attributable to UDR, Inc.	$1,490	$83,119

See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

					Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss), net	Noncontrolling Interest	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	2,803,812	$46,571	250,139,408	$2,501	$4,098,882	$(1,143,781)	$(11,257)	$916	$2,993,832
Net loss	—	—	—	—	—	(268)	—	—	(268)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	4	4
Other comprehensive income							1,758		1,758
Issuance of common and restricted shares, net	—	—	532,914	5	1,153	—	—	—	1,158
Adjustment for conversion of noncontrolling interest of unitholders in Operating Partnership	—	—	69,237	1	1,648	—	—	—	1,649
Common stock distributions declared ($0.235 per share)	—	—	—	—	—	(58,930)	—	—	(58,930)
Preferred stock distributions declared-Series E ($0.3322 per share)	—	—	—	—	—	(931)	—	—	(931)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	—	—	(6,144)	—	—	(6,144)
Balance at March 31, 2013	2,803,812	$46,571	250,741,559	$2,507	$4,101,683	$(1,210,054)	$(9,499)	$920	$2,932,128
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Operating Activities
Net (loss)/income	$(309)	$86,628
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	84,588	95,165
Net gain on the sale of depreciable property, net of tax	—	(80,525)
Tax benefit of taxable REIT subsidiary, net	(1,973)	(22,876)
Gain on debt extinguishment	—	(4,428)
Loss from unconsolidated entities	2,802	2,691
Hurricane-related (recoveries)/charges, net	(548)	—
Other	4,775	5,574
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(3,269)	3,272
Decrease in operating liabilities	(19,406)	(15,487)
Net cash provided by operating activities	66,660	70,014

Investing Activities
Development of real estate assets	(85,181)	(56,519)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(22,208)	(25,897)
Capital expenditures related to rehabilitation of hurricane-damaged assets	(2,592)	—
Capital expenditures — non-real estate assets	(2,313)	(1,092)
Investment in unconsolidated joint ventures	(936)	(259,156)
Distributions received from unconsolidated joint ventures	14,393	940
Issuance of notes receivable	(2,180)	(13,200)
Proceeds from sales of real estate investments, net	—	130,571
Net cash used in investing activities	(101,017)	(224,353)

Financing Activities
Payments on secured debt	(3,199)	(72,953)
Proceeds from the issuance of secured debt	—	188
Payments on unsecured debt	—	(100,000)
Proceeds from the issuance of unsecured debt	—	396,400
Net proceeds/(repayment) of revolving bank debt	94,000	(224,000)
Proceeds from the issuance of common shares through public offering, net	—	200,623
Distributions paid to redeemable noncontrolling interests	(2,263)	(2,231)
Distributions paid to preferred stockholders	(931)	(2,308)
Distributions paid to common stockholders	(55,035)	(47,314)
Other	(3,209)	(3,011)
Net cash provided by financing activities	29,363	145,394

Net decrease in cash and cash equivalents	(4,994)	(8,945)
Cash and cash equivalents, beginning of period	12,115	12,503
Cash and cash equivalents, end of period	$7,121	$3,558
	Three Months Ended March 31,
	2013	2012
Supplemental Information:

Interest paid during the period, net of amounts capitalized	$41,573	$31,774

Non-cash transactions:
Conversion of operating partnership redeemable noncontrolling interests to common stock (69,237 shares in 2013 and 0 shares in 2012)	$1,649	$—
See accompanying notes to consolidated financial statements.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

1. CONSOLIDATION AND BASIS OF PRESENTATION
Consolidation and Basis of Presentation
UDR, Inc., collectively with our consolidated subsidiaries (“UDR”, the “Company”, “we”, “our”, or “us”) is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”). As of March 31, 2013, there were 184,281,253 units in the Operating Partnership outstanding, of which 174,955,272 units or 94.9% were owned by UDR and 9,325,981 units or 5.1% were owned by limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of March 31, 2013, and results of operations for the three months ended March 31, 2013 and 2012 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2012 appearing in UDR’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2013.
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

2. SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-10, Disclosures about Offsetting Assets and Liabilities. The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either 1) offset on the balance sheet in accordance with the “Offsetting Guidance” in ASC 210-20-45 or ASC 815-10-45 (collectively, the offsetting guidance) or 2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with the “Offsetting Guidance”. The amendments, which were adopted by the Company for the three months reporting period ended March 31, 2013, impact the Company's disclosures related to its derivative activities. (See Note 10, Derivatives and Hedging Activity.) The new guidance did not have any impact on the Company's consolidated financial position, results of operations, or cash flows.
In February 2012, the FASB issued ASU No. 2013-02, Other Comprehensive Income (Topic 220) to require preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting (either on the face of the

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2013

statement where net income is presented or in the notes thereto) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other existing disclosures is required in the notes. The amendments, which were adopted by us for the three months reporting period ended March 31, 2013, do not have any impact on the Company's consolidated financial position, results of operations, or cash flows. The accompanying consolidated financial statements include the required disclosures in the consolidated statement of comprehensive income/(loss) or in the notes thereto for each of the three months period ended March 31, 2013 and 2012.
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
Sales to entities in which we retain or otherwise own an interest are accounted for as partial sales. If all other requirements for recognizing profit under the full accrual method have been satisfied and no other forms of continuing involvement are present, we recognize profit proportionate to the outside interest in the buyer and defer the gain on the interest we retain. The Company recognizes any deferred gain when the property is sold to a third party. In transactions accounted for by us as partial sales, we determine if the buyer of the majority equity interest in the venture was provided a preference as to cash flows in either an operating or a capital waterfall. If a cash flow preference has been provided, we recognize profit only to the extent that proceeds from the sale of the majority equity interest exceed costs related to the entire property.
Notes Receivable
The following table summarizes our notes receivable as of March 31, 2013 and December 31, 2012 (in thousands):

	Balance outstanding
	March 31, 2013	December 31, 2012	Interest rate
Note due October 2014 - related party	$24,481	$24,481	2.95%
Note due February 2017	14,580	13,200	10.00%
Note due June 2022 (net of discount of $268 and $275)	26,232	26,225	7.00%
Note due July 2017	900	100	8.00%
Total notes receivable, net	$66,193	$64,006
The Company has a $24.5 million unsecured note receivable with one of its unconsolidated joint ventures, which bears an interest rate of one month LIBOR plus 2.75% per annum. Interest payments are due monthly. The note is due October 2014, and may be extended for one year.
The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $14.6 million, which bears an interest rate of 10.00% per annum. During the three months ended March 31, 2013, the Company loaned an additional $1.4 million under the note. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (February 2017).

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2013

In 2012, the Company purchased mezzanine debt securing a mortgage on a class A community in West Los Angeles. The $26.5 million loan was purchased at a yield of 7.25% and bears a coupon rate of 7.00%. Interest payments are due monthly and the note is due June 2022. The discount is amortized using the effective interest method.
The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $2.5 million, which bears an interest rate of 8.00% per annum. During the three months ended March 31, 2013, the Company loaned an additional $800,000 under the note. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (July 2017).
During the three months ended March 31, 2013 and 2012, the Company recognized $1.0 million and $245,000 of interest income, net of accretion, from these notes receivable, of which $181,000 and $0 was related party interest income, respectively. Interest income is included in "Interest and other income, net" on the Consolidated Statements of Operations.
Comprehensive Income/(Loss)
Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three months ended March 31, 2013 and 2012, the Company's other comprehensive income/(loss) consists of the loss (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges, loss reclassified from accumulated other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to redeemable noncontrolling interests. The loss reclassified from accumulated other income income/(loss) is included in interest expense incurred in the accompanying Consolidated Statements of Operations. See Note 10, Derivatives and Hedging Activity for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three months ended March 31, 2013 and 2012 was $87,000 and $(67,000), respectively.
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
Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of March 31, 2013, UDR recorded a net income tax receivable of $1.4 million and a deferred tax asset of $24.8 million (net of a valuation allowance of $1.4 million), which are classified in "Other assets" on the Consolidated Balance Sheets.

Prior to 2012, the TRS had a history of losses and, as a result, historically recognized a valuation allowance for net deferred tax assets.  Each quarter, the Company evaluates the need to retain all or a portion of the valuation allowance on its net deferred tax assets.  During the three months ended March 31, 2012, the Company determined that it was more likely than not that the deferred tax assets, including any remaining net operating loss carry forward, would be realized. In making this determination, the Company analyzed, among other things, its recent history of earnings from sales of depreciable property, forecasts of future earnings and its cumulative earnings for the last twelve quarters. The reversal of the valuation allowance resulted in an income tax benefit of $22.9 million during the three months ended March 31, 2012, which is reflected in continuing operations, and classified as "Tax benefit of taxable REIT subsidiary" in the Consolidated Statements of Operations.
GAAP defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. GAAP also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2013

The Company recognizes its tax positions and evaluates them using a two-step process. First, UDR determines whether a tax position is more likely than not (greater than 50 percent probability) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company will then determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement.
UDR had no material unrecognized tax benefit, accrued interest or penalties at March 31, 2013. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state jurisdictions. The tax years 2008 through 2011 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense.

3. REAL ESTATE OWNED
Real estate assets owned by the Company consist of income producing operating properties, properties under development and land held for future development. As of March 31, 2013, the Company owned and consolidated 143 communities in 10 states plus the District of Columbia totaling 41,750 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of March 31, 2013 and December 31, 2012 (dollar amounts in thousands):

	March 31, 2013	December 31, 2012
Land	$1,945,846	$1,907,169
Depreciable property — held and used:
Building and improvements	5,502,984	5,384,971
Furniture, fixtures and equipment	280,470	272,640
Under development:
Land	119,750	151,154
Construction in progress	333,066	339,894
Real estate owned	8,182,116	8,055,828
Accumulated depreciation	(2,007,482)	(1,924,682)
Real estate owned, net	$6,174,634	$6,131,146

All development projects and related carrying costs are capitalized and reported on the Consolidated Balance Sheets as “Real estate under development.” The costs of development projects which include interest, real estate taxes, insurance and allocated development overhead related to support costs for personnel working directly on the development are capitalized during the construction period. These costs, excluding the direct costs of development and capitalized interest for the three months ended March 31, 2013 and 2012 were $3.0 million and $2.7 million, respectively. During the three months ended March 31, 2013 and 2012, total capitalized interest was $8.4 million and $4.9 million, respectively.

In October 2012, Hurricane Sandy hit the East Coast, affecting three of the Company’s operating communities (1,706 apartment homes) located in New York City. The properties suffered some physical damage, and were closed to residents for a period following the hurricane. The Company has insurance policies that provide coverage for property damage and business interruption.
Based on the claims filed and management’s estimates, the Company recognized a $9.0 million impairment charge for the damaged assets’ net book value and incurred $10.4 million of repair and cleanup costs during the year ended December 31, 2012. The impairment charge and the repair and cleanup costs incurred were reduced as of December 31, 2012 by $14.5 million of estimated insurance recovery, and were classified in “Hurricane related (recoveries)/charges, net” on the Consolidated Statements of Operations. During the three months ended March 31, 2013, no further impairment charge related to the damaged assets' net book value has been recognized. With the exception of one of the properties that is under redevelopment at March 31, 2013, the rehabilitation of the remaining two properties is expected to be completed in the third quarter of 2013. See Note 14, Hurricane Related (Recoveries)/Charges for additional information.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2013

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
There were no sales during the three months ended March 31, 2013. During the three months ended March 31, 2012, the Company sold six communities with 1,576 apartment homes. The Company had no communities that met the criteria to be classified as held for sale and included in discontinued operations at March 31, 2013. During the three months ended March 31, 2012, UDR recognized gains (before tax) on the sale of communities for financial reporting purposes of $80.5 million, which are included in discontinued operations. The results of operations for sold properties are classified on the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations, net of tax.” Discontinued operations for the three months ended March 31, 2012 also includes operating activities related to 14 communities (4,918 homes) sold during the second quarter of 2012.
The following is a summary of Income from discontinued operations, net of tax for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Rental income	$—	$17,101

Rental expenses	—	5,929
Property management	—	470
Real estate depreciation	—	6,340
	—	12,739
Income before net gain on the sale of depreciable property	—	4,362
Net gain on the sale of depreciable property, net of tax	—	80,525
Income from discontinued operations, net of tax	$—	$84,887

5. JOINT VENTURES
UDR has entered into joint ventures with unrelated third parties to acquire real estate assets that are either consolidated and included in real estate owned on our Consolidated Balance Sheets or are accounted for under the equity method of accounting, and are included in "Investment in and advances to unconsolidated joint ventures, net" on our Consolidated Balance Sheets. The Company consolidates an entity in which we own less than 100% but control the joint venture as well as any variable interest entity where we are the primary beneficiary. In addition, the Company consolidates any joint venture in which we are the general partner or managing member and the third party does not have the ability to substantively participate in the decision-making process nor the ability to remove us as general partner or managing member without cause.
UDR’s joint ventures are funded with a combination of debt and equity. Our losses are limited to our investment and except as noted below, the Company does not guarantee any debt, capital payout or other obligations associated with our joint venture portfolio.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2013

Unconsolidated Joint Ventures
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures consisting of our proportionate share of the net earnings or loss of the joint ventures. In addition, we may earn fees for providing management services to the unconsolidated joint ventures.
The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures, net which are accounted for under the equity method of accounting as of March 31, 2013 and December 31, 2012 (dollar amounts in thousands):

Joint Venture	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at		UDR’s Ownership Interest
				March 31, 2013	December 31, 2012

Operating:
UDR/MetLife I	Various	14 communities	2,547	$75,959	$75,129	13.3%
		8 land parcels	N/A			4.3%
UDR/MetLife II	Various	13 communities	2,752	311,005	327,001	50.0%
Lodge at Stoughton	Stoughton, MA	1 community	240	16,162	16,311	95.0%
KFH	Washington D.C.	3 communities	660	28,598	29,663	30.0%
Texas JV	Texas	8 communities	3,359	2,608	3,457	20.0%

Development:
13th & Market	San Diego, CA	1 community	264	30,514	29,930	95.0%
Domain College Park	College Park, MD	1 community	256	25,930	25,546	95.0%
				490,776	507,037

Deferred fees and gains on the sale of depreciable property				(29,379)	(29,406)

Total investment in and advances to unconsolidated joint ventures, net				$461,397	$477,631
As of March 31, 2013 and December 31, 2012, the Company had deferred fees and deferred profit from the sale of properties to joint ventures of $29.4 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, or upon the disposition of the properties to a third party.
The Company recognized $2.7 million and $3.0 million of management fees during the three months ended March 31, 2013 and 2012, respectively, for our management of the joint ventures. The management fees are classified in “Joint venture management and other fees” in the Consolidated Statements of Operations.
The Company may, in the future, make additional capital contributions to certain of our joint ventures should additional capital contributions be necessary to fund acquisitions and operating shortfalls.
We evaluate our investments in unconsolidated joint ventures when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decrease in the value of its investments in unconsolidated joint ventures during the three months ended March 31, 2013 and 2012.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2013

Combined summary financial information relating to all of the unconsolidated joint ventures operations (not just our proportionate share), is presented below for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013	2012

Revenues	$61,080	$63,025
Real estate depreciation and amortization	21,778	25,885
Net loss	3,837	8,621
UDR recorded loss from unconsolidated entities	2,802	2,691
Combined summary balance sheets relating to all of the unconsolidated joint ventures (not just our proportionate share) are presented below as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013	December 31, 2012
Real estate, net	$3,181,823	$3,189,814
Total assets	3,248,847	3,266,518
Amount due to UDR	30,310	34,843
Third party debt	1,676,444	1,663,427
Total liabilities	1,740,604	1,747,855
Total equity, inclusive of noncontrolling interest	1,508,243	1,518,663
Equity held by noncontrolling interest	12,490	12,755
UDR’s investment in unconsolidated joint ventures, net	461,397	477,631
Consolidated Joint Ventures
In January 2012, the Company formed a joint venture with an unaffiliated third party to acquire 399 Fremont (land for future development) in San Francisco, California. At closing, UDR owned a noncontrolling interest of 92.5% in the joint venture.The Company’s total investment was $55.5 million, which consists of its initial investment of $37.3 million and an option to acquire its partner’s 7.5% ownership interest in the joint venture. In October 2012, the Company exercised the option and paid $13.5 million, resulting in the consolidation of the joint venture at fair value. In January 2013, the Company subsequently acquired its partner's 7.5% ownership interest for $4.7 million.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2013

6. SECURED AND UNSECURED DEBT
The following is a summary of our secured and unsecured debt at March 31, 2013 and December 31, 2012 (amounts in thousands):

	Principal Outstanding		For the Three Months Ended March 31, 2013
			Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
	March 31, 2013	December 31, 2012

Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$453,076	$455,533	5.41%	3.3	8
Fannie Mae credit facilities (c)	629,063	631,078	5.11%	5.6	23
Total fixed rate secured debt	1,082,139	1,086,611	5.24%	4.6	31
Variable Rate Debt
Mortgage notes payable (b)	37,415	37,415	1.09%	0.3	2
Tax-exempt secured notes payable (d)	94,700	94,700	0.87%	9.9	2
Fannie Mae credit facilities (c)	211,409	211,409	2.06%	5.3	7
Total variable rate secured debt	343,524	343,524	1.63%	6.1	11
Total Secured Debt	1,425,663	1,430,135	4.37%	5.0	42

Unsecured Debt:
Commercial Banks
Borrowings outstanding under an unsecured credit facility due October 2015 (e), (f)	170,000	76,000	1.15%	2.6
Senior Unsecured Notes
4.63% Medium-Term Notes due January 2022 (net of discount of $3,151 and $3,241) (f)	396,849	396,759	4.63%	8.8
1.64% Term Notes due January 2016 (f)	35,000	35,000	1.64%	2.8
2.68% Term Notes due January 2016 (f)	65,000	65,000	2.68%	2.8
6.05% Medium-Term Notes due June 2013	122,500	122,500	6.05%	0.2
5.13% Medium-Term Notes due January 2014	184,000	184,000	5.13%	0.8
5.50% Medium-Term Notes due April 2014 (net of discount of $71 and $89)	128,429	128,411	5.50%	1.0
5.25% Medium-Term Notes due January 2015 (net of discount of $230 and $262)	324,945	324,913	5.25%	1.8
5.25% Medium-Term Notes due January 2016	83,260	83,260	5.25%	2.8
2.90% Term Notes due January 2016 (f)	250,000	250,000	2.90%	2.8
8.50% Debentures due September 2024	15,644	15,644	8.50%	11.5
4.25% Medium-Term Notes due June 2018 (net of discount of $2,215 and $2,322) (f)	297,785	297,678	4.25%	5.2
Other	32	33	N/A	N/A
Total Unsecured Debt	2,073,444	1,979,198	4.31%	3.8
Total Debt	$3,499,107	$3,409,333	4.34%	4.2

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument. Secured debt encumbers $2.3 billion or 28.4% of UDR’s total real estate owned based upon gross book value ($5.9 billion or 71.6% of UDR’s real estate owned based on gross book value is unencumbered) as of March 31, 2013.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2013

(a) At March 31, 2013, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from December 2014 through May 2019 and carry interest rates ranging from 3.43% to 5.94%.
The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. During the three months ended March 31, 2013 and 2012, the Company had $1.3 million and $1.1 million of a reduction to interest expense based on amortization on the fair market adjustment of debt assumed in acquisition of properties, respectively. The unamortized fair market adjustment was a net premium of $15.6 million and $16.9 million at March 31, 2013 and December 31, 2012, respectively.
(b) Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature July 2013. The mortgage notes payable are based on LIBOR plus specified basis points, which translate into an interest rate of 1.09% at March 31, 2013.
(c) UDR has three secured credit facilities with Fannie Mae with an aggregate commitment of $929.3 million at March 31, 2013. The Fannie Mae credit facilities are for an initial term of 10 years (maturing at various dates from May 2017 through December 2019) and bear interest at floating and fixed rates. At March 31, 2013, we have $629.1 million of the outstanding balance fixed at a weighted average interest rate of 5.11% and the remaining balance of $211.4 million on these facilities is currently at a weighted average variable interest rate of 2.06%.
Further information related to these credit facilities is as follows (dollars in thousands):

	March 31, 2013	December 31, 2012
Borrowings outstanding	$840,472	$842,487
Weighted average borrowings during the period ended	840,921	903,817
Maximum daily borrowings during the period ended	841,494	1,054,735
Weighted average interest rate during the period ended	4.4%	4.3%
Weighted average interest rate at the end of the period	4.3%	4.4%
(d) The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature on August 2019 and March 2032, respectively. Interest on these notes is payable in monthly installments. The variable rate mortgage notes have interest rates of 0.86% and 0.90%, respectively, as of March 31, 2013.

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

The following is a summary of short-term bank borrowings under UDR’s bank credit facility at March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013	December 31, 2012
Total revolving credit facility	$900,000	$900,000
Borrowings outstanding at end of period (1)	170,000	76,000
Weighted average daily borrowings during the period ended	118,268	167,038
Maximum daily borrowings during the period ended	184,500	788,000
Weighted average interest rate during the period ended	1.2%	1.5%
Interest rate at end of the period	1.2%	1.4%
(1) Excludes $2.5 million and $3.9 million of letters of credit at March 31, 2013 and December 31, 2012, respectively.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2013

(f) The Operating Partnership is a guarantor at March 31, 2013 and December 31, 2012.

The aggregate maturities, including amortizing principal payments of secured debt, of total debt for the next five calender years subsequent to March 31, 2013 are as follows (dollars in thousands):

Year	Total Fixed Secured Debt	Total Variable Secured Debt	Total Secured Debt	Total Unsecured Debt (a)	Total Debt
2013	$8,928	$37,415	$46,343	$121,776	$168,119
2014	46,369	—	46,369	311,577	357,946
2015	197,229	—	197,229	494,389	691,618
2016	138,449	—	138,449	432,484	570,933
2017	178,378	65,000	243,378	—	243,378
Thereafter	512,786	241,109	753,895	713,218	1,467,113
Total	$1,082,139	$343,524	$1,425,663	$2,073,444	$3,499,107

(a) With the exception of the 1.64% Term Notes due January 2016 and revolving credit facility which carry a variable interest rate, all unsecured debt carries fixed interest rates.
We were in compliance with the covenants of our debt instruments at March 31, 2013.

7. EARNINGS/(LOSS) PER SHARE
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
The following table sets forth the computation of basic and diluted (loss)/earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Numerator for earnings per share — basic and diluted:
Net (loss)/income attributable to common stockholders	$(1,199)	$80,848
Denominator for earnings per share — basic and diluted:
Weighted average common shares outstanding	250,500	222,737
Non-vested restricted stock awards	(583)	(1,237)
Denominator for basic and diluted earnings per share	249,917	221,500
Net(loss)/income attributable to common stockholders	$0.00	$0.37
The effect of the conversion of the OP Units, convertible preferred stock, stock options and restricted stock is not dilutive and is therefore not included in the above calculations as the Company reported a loss from continuing operations attributable to common stockholders.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2013

The following table sets forth the additional shares of Common Stock outstanding by equity instrument if converted to Common Stock for each of the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
OP Units	9,381,025	9,421,302
Preferred Stock	3,035,548	3,035,548
Stock options and unvested restricted stock	1,293,358	1,958,716

8. NONCONTROLLING INTERESTS
Redeemable noncontrolling interests in operating partnership
Interests in the Operating Partnership held by limited partners are represented by operating partnership units (“OP Units”). The income is allocated to holders of OP Units based upon net income attributable to common stockholders and the weighted average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to noncontrolling interests in accordance with the terms of the individual partnership agreements.
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
The following table sets forth redeemable noncontrolling interests in the Operating Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership, December 31, 2012	$223,418
Mark to market adjustment to redeemable noncontrolling interests in the Operating Partnership	6,144
Conversion of OP Units to Common Stock	(1,649)
Net loss attributable to redeemable noncontrolling interests in the Operating Partnership	(45)
Distributions to redeemable noncontrolling interests in the Operating Partnership	(2,360)
Allocation of other comprehensive income	87
Redeemable noncontrolling interests in the Operating Partnership, March 31, 2013	$225,595

The following sets forth net income/(loss) attributable to common stockholders and transfers from redeemable noncontrolling interests in the Operating Partnership for the following periods (dollars in thousands):

	March 31,
	2013	2012
Net (loss)/income attributable to common stockholders	$(1,199)	$80,848
Conversion of OP units to UDR Common Stock	1,649	—
Change in equity from net (loss)/income attributable to common stockholders and conversion of OP units to UDR Common Stock	$450	80,848

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2013

Noncontrolling interests
Noncontrolling interests represent interests of unrelated partners in certain consolidated affiliates, and is presented as part of equity in the Consolidated Balance Sheets since these interests are not redeemable. During the three months ended March 31, 2013 and 2012, net income attributable to noncontrolling interests was $4,000 and $52,000.

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

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of March 31, 2013 and December 31, 2012 are summarized as follows (dollars in thousands):

			Fair Value at March 31, 2013, Using
	Total Carrying Amount in Financial Position at March 31, 2013	Fair Value Estimate at March 31, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Notes receivable (a)	$66,193	$67,172	$—	$—	$67,172
Total assets	$66,193	$67,172	$—	$—	$67,172

Derivatives- Interest rate contracts (b)	$9,224	$9,224	$—	$9,224	$—
Secured debt instruments- fixed rate: (c)
Mortgage notes payable	453,076	487,297	—	—	487,297
Fannie Mae credit facilities	629,063	681,792	—	—	681,792
Secured debt instruments- variable rate: (c)
Mortgage notes payable	37,415	37,415	—	—	37,415
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	211,409	211,409	—	—	211,409
Unsecured debt instruments: (c)
Commercial bank	170,000	170,000	—	—	170,000
Senior unsecured notes	1,903,444	2,050,809	—	—	2,050,809
Total liabilities	$3,508,331	$3,742,646	$—	$9,224	$3,733,422

Redeemable noncontrolling interests (d)	$225,595	$225,595	$—	$225,595	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2013

			Fair Value at December 31, 2012, Using
	Total Carrying Amount in Financial Position at December 31, 2012	Fair Value Estimate at December 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description:
Notes receivable (a)	$64,006	$64,930	$—	$—	$64,930
Derivatives- Interest rate contracts (b)	2	2	—	2	—
Total assets	$64,008	$64,932	$—	$2	$64,930

Derivatives- Interest rate contracts (b)	$11,022	$11,022	$—	$11,022	$—
Secured debt instruments- fixed rate: (c)
Mortgage notes payable	455,533	494,728	—	—	494,728
Fannie Mae credit facilities	631,078	689,295	—	—	689,295
Secured debt instruments- variable rate: (c)
Mortgage notes payable	37,415	37,415	—	—	37,415
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	211,409	211,409	—	—	211,409
Unsecured debt instruments: (c)
Commercial bank	76,000	76,000	—	—	76,000
Senior unsecured notes	1,903,198	2,039,736	—	—	2,039,736
Total liabilities	$3,420,355	$3,654,305	$—	$11,022	$3,643,283

Redeemable noncontrolling interests (d)	$223,418	$223,418	$—	$223,418	$—

(a)	See Note 2, Significant Accounting Policies

(b)	See Note 10, Derivatives and Hedging Activity

(c)	See Note 6, Secured and Unsecured Debt

(d)	See Note 8, Noncontrolling Interests

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2013

of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB's fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Redeemable noncontrolling interests in the Operating Partnership have a redemption feature and are marked to their redemption value. The redemption value is based on the fair value of the Company’s common stock at the redemption date, and therefore, is calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests in the Operating Partnership are classified as Level 2.
Financial Instruments Not Carried at Fair Value
At March 31, 2013, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
We consider various factors to determine if a decrease in the value of our investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary decrease in the value of its investments in unconsolidated joint ventures during the three months ended March 31, 2013 and December 31, 2012, respectively.
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
MARCH 31, 2013

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss, net” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2013 and 2012, the Company recorded less than a  $1,000 loss from ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item, and the fair value of interest rate swaps that were not zero at inception of the hedging relationship.
Amounts reported in “Accumulated other comprehensive loss, net” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through March 31, 2014, the Company estimates that an additional $6.2 million will be reclassified as an increase to interest expense.
As of March 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	13	$509,787
Interest rate caps	5	274,291
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a (loss)/gain of $(2,000) and $298,000 for the three months ended March 31, 2013 and 2012, respectively.
As of March 31, 2013, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollar amounts in thousands):

Product	Number of Instruments	Notional
Interest rate caps	2	$155,197

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2013

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (amounts in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance Sheet Location	March 31, 2013	December 31, 2012	Balance Sheet Location	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	$2	Other liabilities	$9,224	$11,022
Total		$—	$2		$9,224	$11,022
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$—	$—	Other liabilities	$—	$—
Total		$—	$—		$—	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2013

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (dollar amounts in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2013	2012		2013	2012		2013	2012

For the Three Months Ended March 31,
Interest rate products	$(92)	$(1,959)		$(1,937)	$(1,855)		$—	$—
Total	$(92)	$(1,959)	Interest expense	$(1,937)	$(1,855)	Interest expense	$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2013	2012

For the Three Months Ended March 31,
Interest rate products	Interest and other income, net	$(2)	$298
Total		$(2)	$298

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
Certain of the Company’s agreements with its derivative counterparties contain provisions where if there is a change in the Company’s financial condition that materially changes the Company’s creditworthiness in an adverse manner, the Company may be required to fully collateralize its obligations under the derivative instrument. At March 31, 2013 and December 31, 2012, no cash collateral was posted or required to be posted by the Company or by a counterparty.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2013

The Company has certain agreements with some of it's derivative counterparties that contain a provision where in the event of default by the Company or the counterparty, the right of setoff may be exercised. Any amount payable to one party by the other party may be reduced by its setoff against any amounts payable by the other party. Events that give rise to default by either party may include, but are not limited to, the failure to pay or deliver payment under the derivative contract, the failure to comply with or perform under the derivative agreement, bankruptcy, a merger without assumption of the derivative agreement, or in a merger, a surviving entity's creditworthiness is materially weaker than the original party to the derivative agreement.
As of March 31, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $9.9 million. As of March 31, 2013, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2013, it would have been required to settle its obligations under the agreements at their termination value of $9.9 million.
The Company has elected not to offset derivative positions in the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of March 31, 2013 and December 31, 2012:

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Financial Instruments	Cash Collateral Received	Net Amount

March 31, 2013	$—	$—	$—	$—	$—	$—

December 31, 2012	$2	$—	$2	$—	$—	$2

(a) Amounts reconcile to the aggregate fair value of derivative assets in the "Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet" located in this footnote.

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (b)	Financial Instruments	Cash Collateral Posted	Net Amount

March 31, 2013	$9,224	$—	$9,224	$—	$—	$9,224

December 31, 2012	$11,022	$—	$11,022	$—	$—	$11,022

(b) Amounts reconcile to the aggregate fair value of derivative liabilities in the "Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet" located in this footnote.

11. STOCK BASED COMPENSATION
During the three months ended March 31, 2013 and 2012, we recognized $1.9 million and $2.3 million, respectively, as stock based compensation expense, which is inclusive of awards granted to our outside directors.

12. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Company’s real estate commitments at March 31, 2013 (dollars in thousands):

	Number of Properties	Costs Incurred to Date	Expected Costs to Complete (a)	Average Ownership Stake
Wholly owned — under development	7	$452,816	$427,984	100%
Wholly owned — redevelopment	3	94,492	76,908	100%
Joint ventures:
Unconsolidated joint ventures	2	76,694	—	95%
		$624,002	$504,892
(a) Represents UDR's remaining equity commitment of unconsolidated joint ventures.
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
UDR’s two reportable segments are same store communities and non-mature communities/other:

•
Same store communities represent those communities acquired, developed, and stabilized prior to January 1, 2012 and held as of March 31, 2013. A comparison of operating results from the prior year is meaningful as these communities

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2013

were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

•
Non-mature communities/other represent those communities that were acquired or developed in 2011 or 2012, sold properties, redevelopment properties, consolidated joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties.

Management evaluates the performance of each of our apartment communities on a same store community and non-mature community/other basis, as well as individually and geographically. This is consistent with the aggregation criteria under GAAP as each of our apartment communities generally has similar economic characteristics, facilities, services, and tenants. Therefore, the Company’s reportable segments have been aggregated by geography in a manner identical to that which is provided to the chief operating decision maker.
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three months ended March 31, 2013 and 2012.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2013

The following table details rental income and NOI from continuing and discontinued operations for UDR’s reportable segments for the three months ended March 31, 2013 and 2012, and reconciles NOI to net income/(loss) attributable to UDR, Inc. per the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Reportable apartment home segment rental income
Same Store Communities
West Region	$58,493	$55,588
Mid-Atlantic Region	41,351	39,725
Northeast Region	14,099	13,144
Southeast Region	28,544	27,013
Southwest Region	11,426	10,581
Non-Mature Communities/Other	30,388	43,292
Total segment and consolidated rental income	$184,301	$189,343
Reportable apartment home segment NOI
Same Store Communities
West Region	$41,315	$38,736
Mid-Atlantic Region	28,762	27,565
Northeast Region	10,071	9,301
Southeast Region	18,705	17,594
Southwest Region	6,883	6,265
Non-Mature Communities/Other	19,580	28,653
Total segment and consolidated NOI	125,316	128,114
Reconciling items:
Joint venture management and other fees	2,923	2,989
Property management	(5,068)	(5,207)
Other operating expenses	(1,643)	(1,383)
Real estate depreciation and amortization	(83,442)	(94,247)
General and administrative	(9,476)	(9,379)
Hurricane-related recoveries/(charges), net	3,021	—
Other depreciation and amortization	(1,146)	(918)
Loss from unconsolidated entities	(2,802)	(2,691)
Interest expense	(30,981)	(34,745)
Interest and other income, net	1,016	694
Tax benefit of taxable REIT subsidiary, net	1,973	22,876
Net loss/(income) attributable to redeemable noncontrolling interests in OP	45	(3,420)
Net income attributable to noncontrolling interests	(4)	(52)
Net gain on sale of depreciable property, net of tax	—	80,525
Net (loss)/income attributable to UDR, Inc.	$(268)	$83,156

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2013

The following table details the assets of UDR’s reportable segments as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013	December 31, 2012
Reportable apartment home segment assets:
Same Store Communities:
West Region	$2,379,289	$2,376,459
Mid-Atlantic Region	1,421,806	1,419,873
Northeast Region	725,235	723,437
Southeast Region	875,841	870,207
Southwest Region	413,583	413,085
Non-Mature Communities/Other	2,366,362	2,252,767
Total segment assets	8,182,116	8,055,828
Accumulated depreciation	(2,007,482)	(1,924,682)
Total segment assets — net book value	6,174,634	6,131,146
Reconciling items:
Cash and cash equivalents	7,121	12,115
Restricted cash	24,628	23,561
Deferred financing costs, net	23,654	24,990
Notes receivable, net	66,193	64,006
Investment in and advances to unconsolidated joint ventures, net	461,397	477,631
Other assets	133,154	125,654
Total consolidated assets	$6,890,781	$6,859,103
Capital expenditures related to our same store communities totaled $6.9 million and $9.9 million for the three months ended March 31, 2013 and 2012, respectively. Capital expenditures related to our non-mature communities/other totaled $346,000 and $2.4 million for the three months ended March 31, 2013 and 2012, respectively.
Markets included in the above geographic segments are as follows:

i.	West Region — Orange County, San Francisco, Seattle, Monterey Peninsula, Los Angeles, San Diego, Inland Empire, Sacramento, and Portland

ii.	Mid-Atlantic Region — Washington D.C., Richmond, Baltimore, Norfolk, and other Mid-Atlantic

iii.	Northeast Region — New York and Boston

iv.	Southeast Region — Tampa, Orlando, Nashville, and other Florida

v.	Southwest Region — Dallas and Austin

14. HURRICANE-RELATED (RECOVERIES)/CHARGES

In October 2012, Hurricane Sandy hit the East Coast, affecting three of the Company’s operating communities (1,706 apartment homes) located in New York City. The properties suffered some physical damage, and were closed to residents for a period following the hurricane. The Company has insurance policies that provide coverage for property damage and business interruption.
Based on the claims filed and management’s estimates, the Company recognized a $9.0 million impairment charge for the damaged assets’ net book value and incurred $10.4 million of repair and cleanup costs during the year ended December 31,

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2013

2012. The impairment charge and the repair and cleanup costs incurred were reduced as of December 31, 2012 by $14.5 million of estimated insurance recovery, and were classified in “Hurricane related (recoveries)/charges, net” on the Consolidated Statements of Operations. During the three months ended March 31, 2013, no further impairment charge related to the damaged assets' net book value has been recognized. With the exception of one of the properties that is under redevelopment at March 31, 2013, the rehabilitation of the remaining two properties is expected to be completed in the third quarter of 2013.
As of March 31, 2013, the estimated insurance recovery of $14.5 million related to the impairment charge and the repair and cleanup costs incurred has been reduced by $8.4 million of insurance proceeds received. An additional $4.6 million was received subsequent to March 31, 2013.
Based on the claims filed and management’s estimates, the Company recognized $4.4 million of business interruption losses for the year ended December 31, 2012. $3.6 million of business interruption losses were related to rent concession rebates provided to tenants during the period the properties were uninhabitable and were classified in “Hurricane-related (recoveries)/charges, net,” on the Consolidated Statements of Operations, and $767,000 of business interruption losses were related to rent that was not contractually receivable and were classified as a reduction to “Rental income” on the Consolidated Statements of Operations.
During the three months ended March 31, 2013, the Company received $2.5 million of insurance proceeds for recovery of business interruption losses. An additional $548,000 was received subsequent to March 31, 2013. Of the $3.0 million of insurance proceeds received, $2.8 million related to recovery of business interruption losses incurred in 2012 and the remaining $187,000 related to recovery of business interruption losses incurred in 2013. The $3.0 million of recovery was classified as “Hurricane related (recoveries)/charges, net” on the Consolidated Statements of Operations as of March 31, 2013.

To the extent that insurance proceeds ultimately exceed the difference between replacement cost and net book value of the impaired assets, the post-hurricane costs incurred, and/or business interruption losses recognized, the excess will be reflected as recovery of hurricane related charges in the period those amounts are received or when receipt is deemed probable to occur.

[This page is intentionally left blank.]

UNITED DOMINION REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$4,111,598	$4,095,528
Less: accumulated depreciation	(1,141,308)	(1,096,001)
Real estate held for investment, net	2,970,290	2,999,527
Real estate under development (net of accumulated depreciation $1,132 and $1,132)	97,750	86,260
Total real estate owned, net of accumulated depreciation	3,068,040	3,085,787
Cash and cash equivalents	2,951	2,804
Restricted cash	13,389	12,926
Deferred financing costs, net	5,745	6,072
Other assets	35,947	28,665
Total assets	$3,126,072	$3,136,254

LIABILITIES AND CAPITAL

Liabilities:
Secured debt	$964,989	$967,239
Notes payable due to General Partner	88,696	88,696
Real estate taxes payable	4,370	5,783
Accrued interest payable	3,676	3,604
Security deposits and prepaid rent	20,550	18,190
Distributions payable	43,488	40,752
Deferred gains on the sale of depreciable property	63,838	63,838
Accounts payable, accrued expenses, and other liabilities	26,296	29,396
Total liabilities	1,215,903	1,217,498

Capital:
Partners’ capital:
General partner: 110,883 OP units outstanding at March 31, 2013 and December 31, 2012	1,202	1,223
Limited partners: 184,170,370 OP units outstanding at March 31, 2013 and December 31, 2012	1,885,707	1,921,445
Accumulated other comprehensive loss, net	(4,554)	(5,369)
Total partners’ capital	1,882,355	1,917,299
Payable/(receivable) due to/(from) General Partner	15,256	(11,056)
Noncontrolling interest	12,558	12,513
Total capital	1,910,169	1,918,756
Total liabilities and capital	$3,126,072	$3,136,254
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

REVENUES:
Rental income	$100,060	$95,895

OPERATING EXPENSES:
Property operating and maintenance	18,573	18,604
Real estate taxes and insurance	11,364	10,057
Property management	2,752	2,637
Other operating expenses	1,386	4,049
Real estate depreciation and amortization	45,393	50,472
General and administrative	5,575	4,920
Hurricane-related (recoveries)/charges, net	(2,019)	—
Total operating expenses	83,024	90,739

Operating income	17,036	5,156

Interest expense	8,995	12,481
Interest expense on note payable due to General Partner	267	489
Income/(loss) from continuing operations	7,774	(7,814)
Income from discontinued operations	—	922
Net income/(loss)	7,774	(6,892)
Net income attributable to noncontrolling interests	(45)	(34)
Net income/(loss) attributable to OP unitholders	$7,729	$(6,926)

Income/(loss) per OP unit- basic and diluted:
Income/(loss) from continuing operations attributable to OP unitholders	$0.04	$(0.04)
Income from discontinued operations	$0.00	$0.00
Net income/(loss) attributable to OP unitholders	$0.04	$(0.04)

Weighted average OP units outstanding	184,281	184,281
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net income/(loss)	$7,774	$(6,892)

Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss)- derivative instruments:
Unrealized holding loss	(54)	(669)
Loss reclassified into earnings from other comprehensive income	869	832
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:	815	163

Comprehensive income/(loss)	8,589	(6,729)

Comprehensive (income) attributable to noncontrolling interests	(45)	(34)

Comprehensive income/(loss) attributable to OP unitholders	$8,544	$(6,763)

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

	Class A Limited Partners	Limited Partners	UDR, Inc.		Accumulated Other Comprehensive Income/(Loss), net	Total Partners' Capital	Payable/(Receivable) due to/(from) General Partner	Noncontrolling Interest
			Limited Partner	General Partner					Total
Balance at December 31, 2012	$41,656	$181,762	$1,698,027	$1,223	$(5,369)	$1,917,299	$(11,056)	$12,513	$1,918,756
Distributions	(582)	(1,780)	(41,100)	(26)	—	(43,488)	—	—	(43,488)
OP Unit Redemptions for common shares of UDR	—	(1,649)	1,649	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	(595)	(2,880)	3,475	—	—	—	—	—	—
Net income	73	318	7,333	5	—	7,729	—	45	7,774
Other comprehensive income	—	—	—	—	815	815	—	—	815
Net change in amount due to/(from) General Partner	—	—	—	—	—	—	26,312	—	26,312
Balance at March 31, 2013	$40,552	$175,771	$1,669,384	$1,202	$(4,554)	$1,882,355	$15,256	$12,558	$1,910,169
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for unit data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net income/(loss)	$7,774	$(6,892)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	45,393	51,677
Hurricane-related (recoveries)/charges, net	(519)	—
Other	523	1,521
Changes in operating assets and liabilities:
Increase in operating assets	(7,585)	(881)
(Decrease)/increase in operating liabilities	(3,033)	135
Net cash provided by operating activities	42,553	45,560

Investing Activities
Development of real estate assets	(9,446)	(992)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(15,975)	(16,891)
Capital expenditures related to rehabilitation of hurricane-damaged assets	(1,244)	—
Net cash used in investing activities	(26,665)	(17,883)

Financing Activities
Payments to General Partner, net	(12,177)	(14,610)
Proceeds from the issuance of secured debt	—	26,054
Payments on secured debt	(1,295)	(36,168)
Distributions paid to partnership unitholders	(2,263)	(2,269)
Payments of financing costs	(6)	(427)
Net cash used in financing activities	(15,741)	(27,420)
Net increase in cash and cash equivalents	147	257
Cash and cash equivalents, beginning of period	2,804	704
Cash and cash equivalents, end of period	$2,951	$961

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$12,028	$11,903
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

1. CONSOLIDATION AND BASIS OF PRESENTATION
Consolidation and Basis of Presentation
United Dominion Realty, L.P. (“UDR, L.P.”, the “Operating Partnership”, “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the three months ended March 31, 2013 and 2012, rental revenues of the Operating Partnership represented 54% and 52%, respectively, of the General Partner’s consolidated rental revenues (including those classified within discontinued operations). At March 31, 2013, the Operating Partnership’s apartment portfolio consisted of 70 communities located in 18 markets consisting of 21,660 apartment homes.
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
As of March 31, 2013, there were 184,281,253 OP Units outstanding, of which, 174,955,272 or 94.9% were owned by UDR and affiliated entities and 9,325,981 or 5.1% were owned by non-affiliated limited partners. See Note 9, Capital Structure.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of March 31, 2013, and results of operations for the three months ended March 31, 2013 and 2012 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2012 included in the Annual Report on Form 10-K filed by UDR and the Operating Partnership with the SEC on February 27, 2013.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2013

2. SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-10, Disclosures about Offsetting Assets and Liabilities. The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either 1) offset on the balance sheet in accordance with the “Offsetting Guidance” in ASC 210-20-45 or ASC 815-10-45 (collectively, the offsetting guidance) or 2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with the “Offsetting Guidance”. The amendments, which were adopted by the Operating Partnership for the three month reporting period ended March 31, 2013, impact the Operating Partnership's disclosures related to its derivative activities. (See Note 8, Derivatives and Hedging Activity.) The new guidance did not have any impact on the Operating Partnership's consolidated financial position, results of operations, or cash flows.

In February 2012, the FASB issued ASU No. 2013-02, Other Comprehensive Income (Topic 220) to require preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the notes thereto) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other existing disclosures is required in the notes. The amendments, which were adopted by us for the three month reporting period ended March 31, 2013, do not have any impact on the Operating Partnership's consolidated financial position, results of operations, or cash flows. The accompanying consolidated financial statements include the required disclosures in the consolidated statement of comprehensive income/(loss) or in the notes thereto for each of the three months period ended March 31, 2013 and 2012.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2013

Comprehensive Income/(Loss)
Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three months ended March 31, 2013 and 2012, the Operating Partnership's other comprehensive income/(loss) consists of the loss (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges and loss reclassified from accumulated other comprehensive income/(loss) into earnings. The loss reclassified from accumulated other income income/(loss) is included in interest expense incurred in the accompanying Consolidated Statements of Operations. See Note 8, Derivatives and Hedging Activity for further discussion.
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
Management of the General Partner has reviewed all open tax years (2009 through 2011) of tax jurisdictions and concluded there is no material tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns.
Earnings per OP unit
Basic earnings per OP Unit is computed by dividing net income/(loss) attributable to general and limited partner units by the weighted average number of general and limited partner units (including redeemable OP Units) outstanding during the year. Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units or resulted in the issuance of OP Units that shared in the earnings of the Operating Partnership. For the three months ended March 31, 2013 and 2012, there were no dilutive instruments outstanding, and therefore, diluted earnings per OP Unit and basic earnings per OP Unit are the same.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2013

3. REAL ESTATE OWNED
Real estate assets owned by the Operating Partnership consists of income producing operating properties, properties held for sale, properties under development, and land held for future development. At March 31, 2013, the Operating Partnership owned and consolidated 70 communities in nine states plus the District of Columbia totaling 21,660 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of March 31, 2013 and December 31, 2012 (dollar amounts in thousands):

	March 31, 2013	December 31, 2012
Land	$1,009,706	$1,006,724
Depreciable property — held and used:
Buildings and improvements	2,981,947	2,970,510
Furniture, fixtures and equipment	119,945	118,294
Under development:
Land	25,833	25,833
Construction in progress	73,049	61,559
Real estate owned	4,210,480	4,182,920
Accumulated depreciation	(1,142,440)	(1,097,133)
Real estate owned, net	$3,068,040	$3,085,787
The Operating Partnership did not have any acquisitions during the three months ended March 31, 2013 and 2012.
All development projects and related carrying costs are capitalized and reported on the Consolidated Balance Sheets as “Real estate under development.” The costs of development projects which include interest, real estate taxes, insurance and allocated development overhead related to support costs for personnel working directly on the development site are capitalized during the construction period. These costs, excluding the direct costs of development and capitalized interest for the three months ended March 31, 2013 and 2012 were $673,000 and $539,000, respectively. During the three months ended March 31, 2013 and 2012, total capitalized interest was $1.3 million and $639,000, respectively.

In October 2012, Hurricane Sandy hit the East Coast, affecting two of the Operating Partnership’s operating communities (1,001 apartment homes) located in New York City. The properties suffered some physical damage, and were closed to residents for a period following the hurricane. The Operating Partnership has insurance policies that provide coverage for property damage and business interruption.

Based on the claims filed and management’s estimates, the Operating Partnership recognized a $7.1 million impairment charge for the damaged assets’ net book value and incurred $7.0 million of repair and cleanup costs during the year ended December 31, 2012. The impairment charge and the repair and cleanup costs incurred were reduced as of December 31, 2012 by $10.8 million of estimated insurance recovery, and were classified in "Hurricane related (recoveries)/charges, net" on the Consolidated Statements of Operations. During the three months ended March 31, 2013, no further impairment charge related to the damaged assets' net book value has been recognized. The rehabilitation of these two properties is expected to be completed in the third quarter of 2013. See Note 12, Hurricane-Related (Recoveries)/Charges for additional information.

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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2013

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
During the three months ended March 31, 2013 and 2012, the Operating Partnership did not dispose of any communities. At March 31, 2013, the Operating Partnership had no communities that met the criteria to be classified as held for sale and included in discontinued operations.
During the three months ended March 31, 2013 and 2012, the Operating Partnership recognized a net loss on the sale of communities for financial reporting purposes of $0 and $84,000, respectively, which is included in discontinued operations. Discontinued operations for the three months ended March 31, 2012 also includes operating activities related to four communities (1,314 homes) sold during the second quarter of 2012. The results of operations for these properties are classified in the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations.”
The following is a summary of income from discontinued operations for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Rental income	$—	$3,373

Rental expenses	—	1,069
Property management	—	93
Real estate depreciation	—	1,205
	—	2,367
Income before net loss on the sale of depreciable property	—	1,006
Net loss on the sale of depreciable property	—	(84)
Income from discontinued operations	$—	$922

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2013

5. DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	Principal Outstanding		Three Months Ended March 31,
	March 31, 2013	December 31, 2012	Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
Fixed Rate Debt
Mortgage notes payable	$392,953	$394,999	5.41%	3.3	5
Fannie Mae credit facilities	370,434	370,638	4.90%	6.0	10
Total fixed rate secured debt	763,387	765,637	5.16%	4.6	15
Variable Rate Debt
Mortgage notes payable	37,415	37,415	1.09%	0.3	2
Tax-exempt secured note payable	27,000	27,000	0.90%	19.0	1
Fannie Mae credit facilities	137,187	137,187	2.52%	5.8	5
Total variable rate secured debt	201,602	201,602	2.04%	6.5	8
Total secured debt	$964,989	$967,239	4.51%	5.0	23
As of March 31, 2013, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $929.3 million with $840.5 million outstanding. The Fannie Mae credit facilities are for an initial term of 10 years and bear interest at floating and fixed rates. At March 31, 2013, $629.1 million of the outstanding balance was fixed at a weighted average interest rate of 5.11% and the remaining balance of $211.4 million on these facilities had a weighted average variable interest rate of 2.06%. There was a total of $507.6 million of these credit facilities allocated to the Operating Partnership at March 31, 2013 based on the ownership of the assets securing the debt. Following is information related to the credit facilities allocated to the Operating Partnership:

	March 31, 2013	December 31, 2012
	(dollar amounts in thousands)
Borrowings outstanding	$507,621	$507,825
Weighted average borrowings during the period ended	507,893	544,793
Maximum daily borrowings during the period	508,239	635,762
Weighted average interest rate during the period ended	4.4%	4.3%
Interest rate at the end of the period	4.3%	4.4%
The Operating Partnership may from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair value adjustment of the fixed rate debt instruments on the Operating Partnership’s properties was a net premium of $12.8 million and $13.8 million at March 31, 2013 and December 31, 2012, respectively.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2013

Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from December 2015 through May 2019 and carry interest rates ranging from 3.43% to 5.94%.
Secured credit facilities. At March 31, 2013, the General Partner had borrowings against its fixed rate facilities of $629.1 million of which $370.4 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of March 31, 2013, the fixed rate Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average fixed interest rate of 4.90%.
Variable Rate Debt
Mortgage notes payable. Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature July 2013. Interest on the variable rate mortgage notes is based on LIBOR plus some basis points, which translated into an interest rate of 1.09% at March 31, 2013.
Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures March 2032. Interest on this note is payable in monthly installments. The mortgage note payable had an interest rate of 0.90% as of March 31, 2013.
Secured credit facilities. At March 31, 2013, the General Partner had borrowings against its variable rate facilities of $211.4 million of which $137.2 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of March 31, 2013, the variable rate borrowings under the Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average floating interest rate of 2.52%.
The aggregate maturities of the Operating Partnership’s secured debt due during each of the next five calendar years subsequent to March 31, 2013 are as follows (dollars in thousands):

	Fixed		Variable
	Mortgage Notes	Credit Facilities	Mortgage Notes	Tax Exempt Notes Payable	Credit Facilities	Total
2013	$5,336	$242	$37,415	$—	$—	$42,993
2014	7,391	344	—	—	—	7,735
2015	192,534	364	—	—	—	192,898
2016	134,082	382	—	—	—	134,464
2017	1,449	15,684	—	—	6,566	23,699
Thereafter	52,161	353,418	—	27,000	130,621	563,200
Total	$392,953	$370,434	$37,415	$27,000	$137,187	$964,989
Guarantor on Unsecured Debt
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $900 million, a $250 million term loan due January 2016, a $100 million term loan due January 2016, $300 million of medium-term notes due June 2018, and $400 million of medium-term notes due January 2022. As of March 31, 2013 and December 31, 2012, there were $170.0 million and $76.0 million outstanding borrowings under the unsecured credit facility, respectively.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2013

6. RELATED PARTY TRANSACTIONS
Payable/(Receivable) Due To/(From) the General Partner
The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had a net payable balance of $15.3 million and a net receivable balance of $11.1 million at March 31, 2013 and December 31, 2012, which is reflected as an increase and a reduction of capital, respectively, on the Consolidated Balance Sheets.
Allocation of General and Administrative Expenses
The General Partner provides various general and administrative and other overhead services for the Operating Partnership including legal assistance, acquisitions analysis, marketing and advertising, and allocates these expenses to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on its pro-rata portion of UDR’s total apartment homes. During the three months ended March 31, 2013 and 2012, the general and administrative expenses allocated to the Operating Partnership by UDR were $5.3 million and $7.5 million, respectively, and are included in “General and Administrative” expenses on the Consolidated Statements of Operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.
During the three months ended March 31, 2013 and 2012, the Operating Partnership incurred $3.0 million and $2.7 million of related party management fees related to a management agreement entered into in 2011 with the TRS of the General Partner. (See further discussion in paragraph below.) These related party management fees are initially recorded to “General and Administrative” expense, and a portion related to management fees charged by the Taxable REIT Subsidiary (“TRS”) of the General Partner is reclassified to “Property Management” expense on the Consolidated Statements of Operations. (See further discussion below.)
Management Fee
In 2011, the Operating Partnership entered into a management agreement with the TRS of the General Partner. The TRS charges the Operating Partnership 2.75% of gross rental revenues, and is classified in "Property Management" on the Consolidated Statements of Operations.
Guaranties by the General Partner
The Operating Partnership provided a “bottom dollar” guaranty to certain limited partners as part of their original contribution to the Operating Partnership. The guaranty protects the tax basis of the underlying contribution and is reflected on the OP unitholder’s Schedule K-1 tax form. The guaranty was made in the form of a note payable issued by the Operating Partnership to the General Partner at an annual interest rate of 0.932% at March 31, 2013 and December 31, 2012, respectively. Interest payments are made monthly and the note is due December 31, 2013. At March 31, 2013 and December 31, 2012, respectively, the note payable due to the General Partner was $83.2 million.
In 2011, the Operating Partnership also provided a "bottom dollar" guaranty in conjunction with 1,802,239 OP Units issued in partial consideration to the seller for the acquisition of an operating community. The guaranty was made in the form of a note payable issued by the Operating Partnership to the General Partner at an annual interest rate of 5.337%. Interest payments are due monthly and the note matures on August 31, 2021. At March 31, 2013 and December 31, 2012, respectively, the note payable due to the General Partner was $5.5 million.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2013

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

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of March 31, 2013 and December 31, 2012 are summarized as follows (dollars in thousands):

			Fair Value at March 31, 2013, Using
	Total Carrying Amount in Statement of Financial Position on March 31, 2013	Fair Value Estimate at March 31, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Derivatives- Interest rate contracts (a)	$3,977	$3,977	$—	$3,977	$—
Secured debt instruments- fixed rate: (b)
Mortgage notes payable	392,953	423,373	—	—	423,373
Fannie Mae credit facilities	370,434	395,484	—	—	395,484
Secured debt instruments- variable rate: (b)
Mortgage notes payable	37,415	37,415	—	—	37,415
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Fannie Mae credit facilities	137,187	137,187	—	—	137,187
Total liabilities	$968,966	$1,024,436	$—	$3,977	$1,020,459

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2013

			Fair Value at December 31, 2012, Using
	Total Carrying Amount in Statement of Financial Position on December 31, 2012	Fair Value Estimate at December 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Derivatives- Interest rate contracts (a)	$2	$2	$—	$2	$—
Total assets	$2	$2	$—	$2	$—

Derivatives- Interest rate contracts (a)	$4,750	$4,750	$—	$4,750	$—
Secured debt instruments- fixed rate: (b)
Mortgage notes payable	394,999	429,973	—	—	429,973
Fannie Mae credit facilities	370,638	399,389	—	—	399,389
Secured debt instruments- variable rate: (b)
Mortgage notes payable	37,415	37,415	—	—	37,415
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Fannie Mae credit facilities	137,187	137,187	—	—	137,187
Total liabilities	$971,989	$1,035,714	$—	$4,750	$1,030,964

(a)	See Note 8, Derivatives and Hedging Activity

(b)	See Note 5, Debt
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
Although the Operating Partnership has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2013 and December 31, 2012, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB's fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Financial Instruments Not Carried at Fair Value
At March 31, 2013, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2013

approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Operating Partnership using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss, net” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2013 and 2012, the Operating Partnership recorded less than a $1,000 loss of ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2013

Amounts reported in “Accumulated other comprehensive loss, net” related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is allocated to the Operating Partnership. During the next twelve months through March 31, 2014, we estimate that an additional $2.3 million will be reclassified as an increase to interest expense.
As of March 31, 2013, the Operating Partnership had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	4	$173,781
Interest rate caps	5	$247,202
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in losses of $2,000 for the three months ended March 31, 2013 and 2012.
As of March 31, 2013, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollar amounts in thousands):

Product	Number of Instruments	Notional
Interest rate caps	1	$80,294

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Operating Partnership’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012.

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance Sheet Location	March 31, 2013	December 31, 2012	Balance Sheet Location	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	$2	Other liabilities	$3,977	$4,750
Total		$—	$2		$3,977	$4,750

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$—	$—	Other liabilities	$—	$—
Total		$—	$—		$—	$—

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2013

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (dollar amounts in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships				Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2013	2012		2013	2012

For the Three Months Ended March 31,

Interest rate products	$(54)	$(669)		$(869)	$(832)
Total	$(54)	$(669)	Interest expense	$(869)	$(832)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

		2013	2012

For the Three Months Ended March 31,
Interest rate products	Other operating expenses	$(2)	$(2)
Total		$(2)	$(2)
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
Certain of the General Partner’s agreements with its derivative counterparties contain provisions where if there is a change in the General Partner’s financial condition that materially changes the General Partner’s creditworthiness in an adverse manner, the General Partner may be required to fully collateralize its obligations under the derivative instrument. At March 31, 2013 and December 31, 2012, no cash collateral was posted or required to be posted by the General Partner or by a counterparty.
The General Partner also has an agreement with a derivative counterparty that incorporates the loan and financial covenant provisions of the General Partner’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with these covenant provisions would result in the General Partner being in default on any derivative instrument obligations covered by the agreement.
The General Partner has certain agreements with some of it's derivative counterparties that contain a provision where in the event of default by the General Partner or the counterparty, the right of setoff may be exercised. Any amount payable to one party by the other party may be reduced by its setoff against any amounts payable by the other party. Events that give rise to

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2013

default by either party may include, but are not limited to, the failure to pay or deliver payment under the derivative contract, the failure to comply with or perform under the derivative agreement, bankruptcy, a merger without assumption of the derivative agreement, or in a merger, a surviving entity's creditworthiness is materially weaker than the original party to the derivative agreement.
As of March 31, 2013, the fair value of derivatives in a net liability position that were allocated to the Operating Partnership, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.3 million. As of March 31, 2013, the General Partner has not posted any collateral related to these agreements. If the General Partner had breached any of these provisions at March 31, 2013, it would have been required to settle its obligations under the agreements at their termination value of $4.3 million.
The General Partner has elected not to offset derivative positions in the consolidated financial statements. The table below presents the effect on the Operating Partnership's financial position had the General Partner made the election to offset its derivative positions as of March 31, 2013 and December 31, 2012:

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Financial Instruments	Cash Collateral Received	Net Amount

March 31, 2013	$—	$—	$—	$—	$—	$—

December 31, 2012	$2	$—	$2	$—	$—	$2

(a) Amounts reconcile to the aggregate fair value of derivative assets in the "Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet" located in this footnote.

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (b)	Financial Instruments	Cash Collateral Posted	Net Amount

March 31, 2013	$3,977	$—	$3,977	$—	$—	$3,977

December 31, 2012	$4,750	$—	$4,750	$—	$—	$4,750

(b) Amounts reconcile to the aggregate fair value of derivative liabilities in the "Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet" located in this footnote.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2013

9. CAPITAL STRUCTURE
General Partnership Units
The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Partnership Units. There were 110,883 General Partnership units outstanding at March 31, 2013 and December 31, 2012, all of which were held by UDR.
Limited Partnership Units
At March 31, 2013 and December 31, 2012, there were 184,170,370 limited partnership units outstanding, of which 1,751,671 were Class A Limited Partnership units. UDR owned 174,844,389 or 94.9% and 174,775,152 or 94.9% at March 31, 2013 and December 31, 2012, respectively. The remaining 9,325,981 or 5.1% and 9,395,218 or 5.1% limited partnership units, were held by non-affiliated partners at March 31, 2013 and December 31, 2012, respectively, of which 1,751,671 were Class A Limited Partnership units.
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
The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $225.6 million and $223.4 million as of March 31, 2013 and December 31, 2012, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.
Class A Limited Partnership Units
Class A Partnership units have a cumulative, annual, non-compounded preferred return, which is equal to 8% based on a value of $16.61 per Class A Partnership unit.
Holders of the Class A Partnership Units exclusively possess certain voting rights. The Operating Partnership may not do the following without approval of the holders of the Class A Partnership Units: (i) increase the authorized or issued amount of Class A Partnership Units, (ii) reclassify any other partnership interest into Class A Partnership Units, (iii) create, authorize or issue any obligations or security convertible into or the right to purchase any Class Partnership units, (iv) enter into a merger or acquisition, or (v) amend or modify the Agreement of Limited Partnership of the Operating Partnership in a manner that adversely affects the relative rights, preferences or privileges of the Class A Partnership Units.
Allocation of profits and losses
Profit of the Operating Partnership is allocated in the following order: (i) to the General Partner and the Limited Partners in proportion to and up to the amount of cash distributions made during the year, and (ii) to the General Partner and Limited Partners in accordance with their percentage interests. Losses and depreciation and amortization expenses, non-recourse liabilities are allocated to the General Partner and Limited Partners in accordance with their percentage interests. Losses allocated to the Limited Partners are capped to the extent that such an allocation would not cause a deficit in the Limited

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2013

Partners capital account. Such losses are, therefore, allocated to the General Partner. If any Partner’s capital balance were to fall into a deficit, any income and gains are allocated to each Partner sufficient to eliminate its negative capital balance.

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
The Operating Partnership’s two reportable segments are same store communities and non-mature communities/other:

•
Same store communities represent those communities acquired, developed, and stabilized prior to January 1, 2012 and held as of March 31, 2013. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

•
Non-mature communities/other represent those communities that were acquired or developed in 2011 or 2012, sold properties, redevelopment properties, properties managed by third parties, and the non-apartment components of mixed use properties.

Management evaluates the performance of each of our apartment communities on a same store community and non-mature community/other basis, as well as individually and geographically. This is consistent with the aggregation criteria of Topic 280 as each of our apartment communities generally has similar economic characteristics, facilities, services, and tenants. Therefore, the Operating Partnership’s reportable segments have been aggregated by geography in a manner identical to that which is provided to the chief operating decision maker.
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the three months ended March 31, 2013 and 2012.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2013

The following table details rental income and NOI from continuing and discontinued operations for the Operating Partnership’s reportable segments for the three months ended March 31, 2013 and 2012, and reconciles NOI to net income/(loss) attributable to OP unitholders per the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Reportable apartment home segment rental income
Same Store Communities
West Region	$44,571	$42,525
Mid-Atlantic Region	16,911	16,336
Northeast Region	8,906	8,374
Southeast Region	10,586	9,985
Southwest Region	5,143	4,784
Non-Mature Communities/Other	13,943	17,264
Total segment and consolidated rental income	$100,060	$99,268
Reportable apartment home segment NOI
Same Store Communities
West Region	$31,701	$29,818
Mid-Atlantic Region	11,533	11,172
Northeast Region	6,475	6,047
Southeast Region	7,005	6,577
Southwest Region	3,179	2,986
Non-Mature Communities/Other	10,230	12,938
Total segment and consolidated NOI	70,123	69,538
Reconciling items:
Property management	(2,752)	(2,730)
Other operating expenses	(1,386)	(4,049)
Real estate depreciation and amortization	(45,393)	(51,677)
General and administrative	(5,575)	(4,920)
Hurricane-related recoveries/(charges), net	2,019	—
Interest expense	(9,262)	(12,970)
Net loss on the sale of depreciable real estate	—	(84)
Net income attributable to noncontrolling interests	(45)	(34)
Net income/(loss) attributable to OP unitholders	$7,729	$(6,926)

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2013

The following table details the assets of the Operating Partnership’s reportable segments as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013	December 31, 2012
Reportable apartment home segment assets
Same Store Communities
West Region	$1,723,544	$1,721,252
Mid-Atlantic Region	702,801	701,741
Northeast Region	434,657	434,138
Southeast Region	323,577	322,882
Southwest Region	185,654	185,501
Non-Mature Communities/Other	840,247	817,406
Total segment assets	4,210,480	4,182,920
Accumulated depreciation	(1,142,440)	(1,097,133)
Total segment assets - net book value	3,068,040	3,085,787
Reconciling items:
Cash and cash equivalents	2,951	2,804
Restricted cash	13,389	12,926
Deferred financing costs, net	5,745	6,072
Other assets	35,947	28,665
Total consolidated assets	$3,126,072	$3,136,254
Capital expenditures related to the Operating Partnership’s same store communities totaled $3.9 million and $6.1 million for the three months ended March 31, 2013 and 2012, respectively. Capital expenditures related to the Operating Partnership’s non-mature communities/other totaled $121,000 and $402,000 for the three months ended March 31, 2013 and 2012, respectively.
Markets included in the above geographic segments are as follows:

i.	West Region — Orange County, San Francisco, Monterey Peninsula, Los Angeles, Seattle, Sacramento, Inland Empire, Portland, and San Diego

ii.	Mid-Atlantic Region — Metropolitan D.C. and Baltimore

iii.	Northeast Region — New York and Boston

iv.	Southeast Region — Nashville, Tampa, and other Florida

v.	Southwest Region — Dallas

12. HURRICANE-RELATED (RECOVERIES)/CHARGES

In October 2012, Hurricane Sandy hit the East Coast, affecting two of the Operating Partnership’s operating communities (1,001 apartment homes) located in New York City. The properties suffered some physical damage, and were closed to residents for a period following the hurricane. The Operating Partnership has insurance policies that provide coverage for property damage and business interruption.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2013

Based on the claims filed and management’s estimates, the Operating Partnership recognized a $7.1 million impairment charge for the damaged assets’ net book value and incurred $7.0 million of repair and cleanup costs during the year ended December 31, 2012. The impairment charge and the repair and cleanup costs incurred were reduced as of December 31, 2012 by $10.8 million of estimated insurance recovery, and were classified in "Hurricane related (recoveries)/charges, net" on the Consolidated Statements of Operations. During the three months ended March 31, 2013, no further impairment charge related to the damaged assets' net book value has been recognized. The rehabilitation of these two properties is expected to be completed in the third quarter of 2013.
As of March 31, 2013, the estimated recovery of $10.8 million related to the impairment charge and the repair and cleanup costs incurred has been reduced by $6.0 million of insurance proceeds received. An additional $3.2 million was received subsequent to March 31, 2013.
Based on the claims filed and management’s estimates, the Operating Partnership recognized $2.2 million of business interruption losses for the year ended December 31, 2012. $1.8 million of business interruption losses were related to rent concession rebates provided to tenants during the period the properties were uninhabitable and were classified in “Hurricane-related (recoveries)/charges, net,” on the Consolidated Statements of Operations, and $400,000 of business interruption losses were related to rent that was not contractually receivable and were classified as a reduction to “Rental income” on the Consolidated Statements of Operations.
During the three months March 31, 2013, the Company received $2.0 million of insurance proceeds for recovery of business interruption losses. An additional $519,000 was received subsequent to March 31, 2013. Of the $2.0 million of insurance proceeds received, $1.8 million related to recovery of business interruption losses incurred in 2012 and the remaining $187,000 related to recovery of business interruption losses incurred in 2013. The $2.0 million of recovery was classified as "Hurricane related (recoveries)/charges, net" on the Consolidated Statements of Operations.
To the extent that insurance proceeds ultimately exceed the difference between replacement cost and net book value of the impaired assets, the post-hurricane costs incurred, and/or business interruption losses recognized, the excess will be reflected as recovery of Hurricane related charges in the period those amounts are received or when receipt is deemed probable to occur.

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
At March 31, 2013, our consolidated real estate portfolio included 143 communities with 41,750 apartment homes, and our total real estate portfolio, inclusive of our unconsolidated operating communities, included an additional 39 communities with 9,558 apartment homes.

The following table summarizes our market information by major geographic markets as of March 31, 2013.

		As of March 31, 2013			For the Three Months Ended March 31, 2013
	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying (in thousands)	Average Physical Occupancy	Total Income per Occupied Home (a)
Same Store Communities
West Region
Orange County, CA	10	3,290	7.4%	$603,857	94.6%	$1,659
San Francisco, CA	9	2,028	6.7%	549,894	95.7%	2,580
Seattle, WA	11	2,165	5.8%	472,886	95.9%	1,465
Los Angeles, CA	5	919	3.6%	295,009	95.1%	2,079
Monterey Peninsula, CA	7	1,565	1.9%	157,651	89.6%	1,122
Inland Empire, CA	2	654	1.2%	101,572	94.4%	1,442
Portland, OR	3	716	0.9%	71,653	96.1%	1,073
Sacramento, CA	2	914	0.9%	70,119	91.1%	917
San Diego, CA	2	366	0.7%	56,648	94.1%	1,462
Mid-Atlantic Region
Washington D.C.	13	4,313	10.8%	881,560	96.9%	1,795
Baltimore, MD	11	2,301	3.7%	303,524	96.5%	1,441
Richmond, VA	4	1,358	1.7%	136,925	96.6%	1,179
Norfolk, VA	6	1,438	1.1%	87,594	94.0%	1,016
Other Mid-Atlantic	1	168	0.1%	12,203	96.8%	991
Northeast Region
New York, NY	2	700	5.0%	407,448	95.8%	3,509
Boston, MA	4	1,179	3.9%	317,787	96.0%	2,073
Southeast Region
Tampa, FL	10	3,452	4.0%	330,821	96.5%	1,080
Orlando, FL	11	3,167	3.4%	280,456	95.7%	989
Nashville, TN	8	2,260	2.3%	185,599	96.6%	978
Other Florida	1	636	1.0%	78,965	95.8%	1,284
Southwest Region
Dallas, TX	9	3,117	4.3%	352,543	96.1%	1,104
Austin, TX	1	390	0.7%	61,040	97.0%	1,329
Total/Average Same Store Communities	132	37,096	71.1%	5,815,754	95.5%	$1,448
Non Matures, Commercial Properties & Other	11	4,654	23.4%	1,913,546
Total Real Estate Held for Investment	143	41,750	94.5%	7,729,300
Real Estate Under Development (b)	—	—	5.5%	452,816
Total Real Estate Owned	143	41,750	100.0%	8,182,116
Total Accumulated Depreciation				(2,007,482)
Total Real Estate Owned, Net of Accumulated Depreciation				$6,174,634

(a)	Total Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.

(b)	The Company is currently developing seven wholly-owned communities with 2,367 apartment homes, none of which have been completed.
We report in two segments: Same Store Communities and Non-Mature Communities/Other. Our Same Store Communities segment includes those communities acquired, developed, and stabilized prior to January 1, 2012 and held as of March 31, 2013. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months. Our Non-Mature Communities/Other segment includes those communities that were acquired or developed in 2011 or 2012, sold properties, redevelopment properties, consolidated joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties.
Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations either through operating cash flows, sales of properties, and/or the issuance of debt and/or equity. Our primary source of liquidity is our cash flow from operations as determined by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment homes and borrowings under our credit agreements. We routinely use our unsecured credit facility to temporarily fund certain investing and financing activities prior to arranging for longer-term financing or the issuance of equity or debt securities. During the past several years, proceeds from the sale of real estate have been used for both investing and financing activities as we repositioned our portfolio.
We expect to meet our short-term liquidity requirements generally through net cash provided by property operations and borrowings under our credit agreements. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, the repayment of financing on development activities, and potential property acquisitions, through secured and unsecured borrowings, the issuance of debt or equity securities, and/or the disposition of properties. We believe that our net cash provided by property operations and borrowings under credit agreements will continue to be adequate to meet both operating requirements and the payment of dividends by the Company in accordance with REIT requirements. Likewise, the budgeted expenditures for improvements and renovations of certain properties are expected to be funded from property operations, borrowings under credit agreements, the issuance of debt or equity securities, and dispositions of properties.
Future Capital Needs
Future development and redevelopment expenditures may be funded through unsecured or secured credit facilities, proceeds from the issuance of equity or debt securities, the sale of properties and, to a lesser extent, from cash flows provided by property operations. Acquisition activity in strategic markets may be funded through joint ventures, by the reinvestment of proceeds from the sale of properties, through the issuance of equity or debt securities, the issuance of operating partnership units and the assumption or placement of secured and/or unsecured debt.
We have a shelf registration statement filed with the Securities and Exchange Commission, of "SEC" which provides for the issuance of an indeterminate amount of common stock, preferred stock, guarantees of debt securities, warrants, subscription rights, purchase contracts and units to facilitate future financing activities in the public capital markets. Access to capital markets is dependent on market conditions at the time of issuance.
As of March 31, 2013, we had approximately $46.3 million of secured debt maturing, and $121.8 million of unsecured debt maturing during the remainder of 2013. We anticipate repaying that debt with cash flow from our operations, debt and equity offerings, and proceeds from dispositions of properties.
Critical Accounting Policies and Estimates
Our critical accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to (1) capital expenditures, (2) impairment of long-lived assets, (3) real estate investment properties, and (4) revenue recognition.
Our other critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in UDR’s Annual Report on Form 10-K, filed with the SEC on February 27, 2013. There have been no significant changes in our critical accounting policies from those reported in our Form 10-K filed with the SEC on February 27, 2013. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Statements of Cash Flows
The following discussion explains the changes in net cash provided by operating activities, net cash used in investing activities, and net cash provided by financing activities that are presented in our Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012.
Operating Activities
For the three months ended March 31, 2013, our net cash flow provided by operating activities was $66.7 million compared to $70.0 million for the comparable period in 2012. The decrease in cash flow from operating activities is primarily due to changes in operating assets and operating liabilities.
Investing Activities
For the three months ended March 31, 2013, net cash used in investing activities was $101.0 million compared to $224.4 million for the comparable period in 2012. The decrease in net cash used for investing activities was due to changes in the level of investment activities, which reflect our strategy as it relates to our dispositions, capital expenditures, and development activities, all of which are discussed in further detail throughout this Report.
Capital Expenditures
In conformity with GAAP, we capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.
Total capital expenditures, which in aggregate include recurring capital expenditures and major renovations, of $30.0 million or $723 per stabilized home were spent on all of our communities, excluding development and commercial properties, for the three months ended March 31, 2013 as compared to $26.5 million or $563 per home for the comparable period in prior year.
The increase in total capital expenditures was primarily due to:

•
an increase in major renovations. Major renovations of $22.9 million or $551 per home were spent for the three months ended March 31, 2013 as compared to $15.5 million or $330 per home for the comparable period in the prior year. Major renovations for the three months ended March 31, 2013 were primarily attributable to the redevelopment of three wholly-owned communities (2,253 homes) with a budget of $171.4 million of which we have incurred $94.5 million of costs at March 31, 2013;

This increase was partially offset by:

•	a decrease of 88.3% or $2.9 million in revenue-enhancing capital expenditures, such as kitchen and bath remodels, on our existing operating portfolio; and

•
a decrease in total recurring capital expenditures. Total recurring capital expenditures of $6.8 million or $163 per stabilized home were spent for the three months ended March 31, 2013 as compared to $7.7 million or $164 per stabilized home for the comparable period in the prior year, which was due to a 19.2% or $553,000 decrease in turnover capital expenditures and an 8.6% or $415,000 decrease in asset preservation expenditures.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development and commercial properties, for the three months ended March 31, 2013 and 2012:

				Per Home
	Three Months Ended March 31,			Three Months Ended March 31,
	(dollars in thousands)
	2013	2012	% Change	2013	2012	% Change
Turnover capital expenditures	$2,334	$2,887	(19.2)%	$56	$61	(8.2)%
Asset preservation expenditures	4,428	4,843	(8.6)%	107	103	3.9%
Total recurring capital expenditures	6,762	7,730	(12.5)%	163	164	(0.6)%
Revenue enhancing improvements	383	3,264	(88.3)%	9	69	(87.0)%
Major renovations	22,874	15,497	47.6%	551	330	67.0%
Total capital expenditures	$30,019	$26,491	13.3%	$723	$563	28.4%
Repair and maintenance expense	$7,742	$8,908	(13.1)%	$186	$189	(1.6)%
Average stabilized home count	41,626	47,019
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
Development
At March 31, 2013, our development pipeline for seven wholly-owned communities totaled 2,367 homes with a budget of $880.8 million in which we have a carrying value of $452.8 million. The estimated completion date for these communities will be through the second quarter of 2015.
Consolidated Joint Ventures
In January 2012, the Company formed a joint venture with an unaffiliated third party to acquire 399 Fremont (land for future development) in San Francisco, California. At closing, UDR owned a noncontrolling interest of 92.5% in the joint venture.The Company’s total investment was $55.5 million, which consists of its initial investment of $37.3 million and an option to acquire its partner’s 7.5% ownership interest in the joint venture. In October 2012, the Company exercised the option and paid $13.5 million, resulting in the consolidation of the joint venture at fair value. In January 2013, the Company subsequently acquired its partner's 7.5% ownership interest for $4.7 million.
Unconsolidated Joint Ventures
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures consisting of our proportionate share of the net earnings or loss of the joint ventures. In addition, we may earn fees for providing management services to the unconsolidated joint ventures.

The following table summarizes the Company’s investment in unconsolidated joint ventures, net which are accounted for under the equity method of accounting as of March 31, 2013 and December 31, 2012 (dollar amounts in thousands):

Joint Venture	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at		UDR’s Ownership Interest
				March 31, 2013	December 31, 2012

Operating:
UDR/MetLife I	Various	14 communities	2,547	$75,959	$75,129	13.3%
		8 land parcels	N/A			4.3%
UDR/MetLife II	Various	13 communities	2,752	311,005	327,001	50.0%
Lodge at Stoughton	Stoughton, MA	1 community	240	16,162	16,311	95.0%
KFH	Washington D.C.	3 communities	660	28,598	29,663	30.0%
Texas JV	Texas	8 communities	3,359	2,608	3,457	20.0%

Development:
13th & Market	San Diego, CA	1 community	264	30,514	29,930	95.0%
Domain College Park	College Park, MD	1 community	256	25,930	25,546	95.0%
				490,776	507,037

Deferred fees and gains on the sale of depreciable property				(29,379)	(29,406)

Total investment in and advances to unconsolidated joint ventures, net				$461,397	$477,631
The Company may, in the future, make additional capital contributions to certain of our joint ventures should additional capital contributions be necessary to fund acquisitions and operating shortfalls.
We evaluate our investments in unconsolidated joint ventures when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decrease in the value of its investments in unconsolidated joint ventures during the three months ended March 31, 2013 and 2012.
Financing Activities
For the three months ended March 31, 2013, our net cash provided by financing activities was $29.4 million compared to $145.4 million for the comparable period of 2012.
The following significant financing activities occurred during the three months ended March 31, 2013:

•	repaid $3.2 million of secured debt. The $3.2 million of secured debt includes repayment of $2.0 million of credit facilities and $1.2 million of mortgage payments; and

•	net borrowings of $94.0 million under the Company’s $900 million revolving credit facility.
In 2012, the Company entered into an equity distribution agreement under which the Company could offer and sell up to 20 million shares of its common stock, from time to time, to or though its sales agents. During the year ended December 31, 2012, we sold 71,000 shares of common stock through this program. As of March 31, 2013, we have 19,929,000 shares of common stock available for sale under this program.
Credit Facilities
As of March 31, 2013, we have secured credit facilities with Fannie Mae with an aggregate commitment of $929.3 million with $840.5 million outstanding. The Fannie Mae credit facilities are for an initial term of 10 years and bear interest at floating and fixed rates. We have $629.1 million of the funded balance fixed at a weighted average interest rate of 5.11% and the remaining balance on these facilities is currently at a weighted average variable rate of 2.06% at March 31, 2013.

As of March 31, 2013, we have a $900 million unsecured revolving credit facility that matures in October 2015. The credit facility has a one-year extension option, and contains an accordion feature that allows us to increase the facility to $1.35 billion. Based on the Company's current credit ratings, the credit facility carries an interest rate equal to LIBOR plus a spread of 122.5 basis points and a facility fee of 22.5 basis points. As of March 31, 2013, we had $170.0 million outstanding borrowings under the credit facility, leaving $730 million of unused capacity (excluding $2.5 million of letters of credit at March 31, 2013).
The Fannie Mae credit facilities and the bank unsecured revolving credit facility are subject to customary financial covenants and limitations.
Derivative Instruments
As part of UDR’s overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. UDR’s derivative transactions used for interest rate risk management include interest rate swaps with indexes that relate to the pricing of specific debt instruments of UDR. We believe that we have appropriately controlled our interest rate risk through the use of derivative instruments to minimize any unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three months ended March 31, 2013 (see Note 10, Derivatives and Hedging Activity in the Notes to the Consolidated Financial Statements of UDR, Inc. included in this Report).
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $548.5 million in variable rate debt that is not subject to interest rate swap contracts as of March 31, 2013. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $5.5 million based on the average balance outstanding during the year.
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
The Company also utilizes derivative financial instruments to manage interest rate risk and generally designates these financial instruments as cash flow hedges. See Note 10, Derivatives and Hedging Activities, in the Notes to the Consolidated Financial Statements for additional discussion of derivate instruments.
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

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance and defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. During the three months ended March 31, 2012, UDR chose to exclude from the calculation of FFO a one-time tax benefit of $22.9 million from our TRS. The benefit related to the reversal of a deferred tax valuation allowance and was excluded from FFO due to its nonrecurring nature. The use of FFO, combined with the required presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. We generally consider FFO to be a useful measure for reviewing our comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO can help one compare the operating performance of a Company’s real estate between periods or as compared to different companies. We believe that FFO is the best measure of economic profitability for real estate investment trusts.
In the computation of diluted FFO, OP Units, unvested restricted stock, stock options, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive; therefore, they are included in the diluted share count.
Activities of our taxable REIT subsidiary (“TRS”), RE3 include development and land entitlement. TRS gains on sales, net of taxes, is defined as net sales proceeds less a tax provision and the gross investment basis of the asset before accumulated depreciation. To determine whether gains from the TRS will be included in FFO, the Company considers whether the operating asset has been a short term investment. We consider FFO with the TRS recurring tax benefits and gain on sales, net of taxes and any related valuation allowance release, to be a meaningful supplemental measure of performance because the short-term use of funds produce a profit that differs from the traditional long-term investment in real estate for REITs.
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

The following table outlines our reconciliation of net income/(loss) attributable to UDR, Inc. to FFO, FFO as Adjusted, and AFFO for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Net (loss)/income attributable to UDR, Inc.	$(268)	$83,156
Distributions to preferred stockholders	(931)	(2,308)
Real estate depreciation and amortization, including discontinued operations	83,442	94,247
Noncontrolling interest	(41)	3,472

Real estate depreciation and amortization on unconsolidated joint ventures	9,005	7,423
Net gain on the sale of depreciable property in discontinued operations, excluding TRS	—	(80,525)
Tax valuation allowance for TRS	—	(22,876)
Funds from operations (“FFO”) — basic	91,207	82,589
Distribution to preferred stockholders — Series E (Convertible)	931	931
FFO, diluted	$92,138	$83,520
FFO per common share, basic	$0.35	$0.36
FFO per common share, diluted	$0.35	$0.35
Weighted average number of common shares and OP Units outstanding — basic	259,298	230,921
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	263,626	235,916

Impact of adjustments to FFO:
Acquisition-related costs (including joint ventures)	$—	$606
Benefit associated with debt extinguishment	—	(4,428)
Hurricane-related recoveries	(2,834)	—
	$(2,834)	$(3,822)

FFO, diluted	92,138	83,520
FFO as Adjusted, diluted	$89,304	$79,698

FFO as Adjusted per common share, diluted	$0.34	$0.34

Recurring capital expenditures	(6,762)	(7,734)
AFFO	$82,542	$71,964

AFFO per common share, diluted	$0.31	$0.31

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (shares in thousands):

	Three Months Ended March 31,
	2013	2012
Weighted average number of common shares and OP units outstanding basic	259,298	230,921
Weighted average number of OP units outstanding	(9,381)	(9,421)
Weighted average number of common shares outstanding - basic per the Consolidated Statements of Operations	249,917	221,500

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	263,626	235,916
Weighted average number of OP units outstanding	(9,381)	(9,421)
Weighted average incremental shares from assumed conversion of stock options	(1,166)	(1,219)
Weighted average incremental shares from unvested restricted stock	(126)	(740)
Weighted average number of Series E preferred shares outstanding	(3,036)	(3,036)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	249,917	221,500
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

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$66,660	$70,014
Net cash used in investing activities	(101,017)	(224,353)
Net cash provided by financing activities	29,363	145,394
Results of Operations
The following discussion includes the results of both continuing and discontinued operations for the periods presented.
Net (Loss)/Income Attributable to Common Stockholders
Net loss attributable to common stockholders was $1.2 million ($0.00 per diluted share) for the three months ended March 31, 2013 as compared to a net income of $80.8 million ($0.37 per diluted share) for the comparable period in the prior year. The increase in net loss attributable to common stockholders for the three months ended March 31, 2013 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	a decrease in net gains of $80.5 million on the sale of depreciable property related to the disposition of six communities during the three months ended March 31, 2012; and

•	a decrease in income tax benefit of taxable REIT subsidiary resulting from the reversal of a net deferred tax asset valuation allowance during the three months ended March 31, 2012.

These were partially offset by:

•
a decrease in real estate depreciation and amortization from communities sold during the first and second quarters of 2012 and intangible assets related to in place leases acquired in 2011 becoming fully amortized in 2012;

•	a decrease in interest expense due to lower debt balances partially offset by the write off of fair market value adjustment on early extinguishment of debt in 2012; and

•	an increase in hurricane-related recoveries, net resulting from the effects of Hurricane Sandy on three of our New York, New York communities in 2012.
Apartment Community Operations
Our net income results are primarily from net operating income ("NOI") generated from the operation of our apartment communities. The Company defines NOI, which is a non-GAAP financial measure, as rental income less direct property rental expenses. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI is property management expense which is calculated as 2.75% of property revenue to cover the regional supervision and accounting costs related to consolidated property operations, and land rent.
The following table summarizes the operating performance of our total property NOI (which includes discontinued operations) for the three months March 31, 2013 and 2012 ended (dollars in thousands):

	Three Months Ended March 31,
	2013	2012	% Change
Same Store Communities:
Same store rental income	$153,913	$146,051	5.4%
Same store operating expense (a)	(48,177)	(46,590)	3.4%
Same store NOI	105,736	99,461	6.3%

Non-Mature Communities/Other NOI:
Acquired communities NOI	4,359	3,153	38.2%
Sold or held for sale communities NOI	—	11,172	(100.0)%
Developed communities NOI	923	(68)	(1,457.4)%
Redeveloped communities NOI	10,184	10,510	(3.1)%
Commercial NOI and other	4,114	3,886	5.9%
Total non-mature communities/other NOI	19,580	28,653	(31.7)%

Total Property NOI	$125,316	$128,114	(2.2)%

(a)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of property NOI to net (loss)/income attributable to UDR, Inc. as reflected, for both continuing and discontinued operations, for the three months March 31, 2013 and 2012 ended (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Total property NOI	$125,316	$128,114
Joint venture management and other fees	2,923	2,989
Property management	(5,068)	(5,207)
Other operating expenses	(1,643)	(1,383)
Real estate depreciation and amortization	(83,442)	(94,247)
General and administrative	(9,476)	(9,379)
Hurricane-related recoveries/(charges), net	3,021	—
Other depreciation and amortization	(1,146)	(918)
Loss from unconsolidated entities	(2,802)	(2,691)
Interest expense	(30,981)	(34,745)
Interest and other income, net	1,016	694
Tax benefit of taxable REIT subsidiary, net	1,973	22,876
Net loss/(income) attributable to redeemable noncontrolling interests in OP	45	(3,420)
Net income attributable to noncontrolling interests	(4)	(52)
Net gain on sale of depreciable properties	—	80,525
Net (loss)/income attributable to UDR, Inc.	$(268)	$83,156
Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012
Same Store Communities
Our same store community properties (those acquired, developed, and stabilized prior to January 1, 2012 and held on March 31, 2013) consisted of 37,096 apartment homes and provided 84% of our total NOI for the three months ended March 31, 2013.
NOI for our same store community properties increased 6.3% or $6.3 million for the three months ended March 31, 2013 compared to the same period in 2012. The increase in property NOI was attributable to a 5.4% or $7.9 million increase in property rental income partially offset by a 3.4% or $1.6 million increase in operating expenses. The increase in revenues was primarily driven by a 4.4% or $6.3 million increase in rental rates, a 49.6% or a $608,000 decrease in concessions and a 9.9% or $1.1 million increase in reimbursement and fee income. Physical occupancy remained consistent at 95.5% and total monthly income per occupied home increased 5.4% to $1,448.
The increase in operating expenses was primarily driven by a 9.4% or $1.4 million increase in real estate taxes and 5.4% or $607,000 increase in personnel costs, which was partially offset by a 4.1% or $298,000 decrease in repair and maintenance expense and an 8.9% or $207,000 decrease in insurance expense.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 68.7% for the three months ended March 31, 2013 as compared to 68.1% for the comparable period in 2012.
Non-Mature Communities/Other
The remaining $19.6 million or 16% of our total NOI during the three months ended March 31, 2013 was generated from our “non-mature communities/other.” UDR’s non-mature communities/other consist of communities that do not meet the criteria to be included in same store communities, which includes communities developed or acquired, redevelopment properties, sold properties and non-apartment components of mixed use properties. NOI from non-mature communities/other decreased by 31.7% or $9.1 million for the three months ended March 31, 2013 as compared to the same period in 2012. The decrease was primarily driven by a decrease in NOI of $11.2 million from communities sold in 2012, which was partially offset by an increase in NOI of 38.2% or $1.2 million from communities acquired in 2011 and 2012 and an increase of $1.0 million from development communities completed in 2012 and 2013.

Real Estate Depreciation and Amortization
For the three months ended March 31, 2013, real estate depreciation and amortization attributable to both continuing and discontinued operations decreased 11.5% or $10.8 million as compared to the comparable period in 2012. The decrease in depreciation and amortization for the three months ended March 31, 2013 is primarily from the disposition of assets and intangible assets related to in place leases acquired in 2011 becoming fully amortized in 2012. This decrease was partially offset by an increase to depreciation and amortization of development communities completed in 2012 and 2013.

Tax Benefit of Taxable REIT Subsidiary

UDR elected for RE3 to be treated as a TRS. Income taxes for TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date.

The Company recognized an income tax benefit from its TRS of $2.0 million for the three months ended March 31, 2013. For the three months ended March 31, 2012, the Company recognized an income tax benefit of $22.9 million, net, from its TRS, which resulted from the reversal of a net deferred tax asset valuation allowance. Prior to 2012, the TRS had a history of losses and, as a result, had historically recognized a valuation allowance for net deferred tax assets.  Each quarter, the Company evaluates the need to retain all or a portion of the valuation allowance on its net deferred tax assets.  During the three months ended March 31, 2012, the Company determined that it is more likely than not that the deferred tax assets, including any remaining net operating losses, will be realized.  In making this determination, the Company analyzed, among other things, its recent history of earnings, forecasts of future earnings from sales of depreciable property, and its cumulative earnings for the last twelve quarters.

Hurricane Related (Recoveries)/Charges, Net

In October 2012, Hurricane Sandy hit the East Coast, affecting three of the Company’s operating communities (1,706 apartment homes) located in New York City. The properties suffered some physical damage, and were closed to residents for a period following the hurricane. The Company has insurance policies that provide coverage for property damage and business interruption.
Based on the claims filed and management’s estimates, the Company recognized a $9.0 million impairment charge for the damaged assets’ net book value and incurred $10.4 million of repair and cleanup costs during the year ended December 31, 2012. The impairment charge and the repair and cleanup costs incurred were reduced as of December 31, 2012 by $14.5 million of estimated insurance recovery, and were classified in “Hurricane related (recoveries)/charges, net” on the Consolidated Statements of Operations. During the three months ended March 31, 2013, no further impairment charges related to the damaged assets' net book value has been recognized. With the exception of one of the properties that is under redevelopment at March 31, 2013, the rehabilitation of the remaining two properties is expected to be completed in the third quarter of 2013.
As of March 31, 2013, the estimated insurance recovery of $14.5 million related to the impairment charge and the repair and cleanup costs incurred has been reduced by $8.4 million of insurance proceeds received. An additional $4.6 million was received subsequent to March 31, 2013.
Based on the claims filed and management’s estimates, the Company recognized $4.4 million of business interruption losses for the year ended December 31, 2012. $3.6 million of business interruption losses were related to rent concession rebates provided to tenants during the period the properties were uninhabitable and were classified in “Hurricane-related (recoveries)/charges, net,” on the Consolidated Statements of Operations, and $767,000 of business interruption losses were related to rent that was not contractually receivable and were classified as a reduction to “Rental income” on the Consolidated Statements of Operations.
During the three months ended March 31, 2013, the Company received $2.5 million of insurance proceeds for recovery of business interruption losses. An additional $548,000 was received subsequent to March 31, 2013. Of the $3.0 million of insurance proceeds received, $2.8 million related to recovery of business interruption losses incurred in 2012 and the remaining $187,000 related to recovery of business interruption losses incurred in 2013. The $3.0 million of recovery was classified as “Hurricane related (recoveries)/charges, net” on the Consolidated Statements of Operations as of March 31, 2013.

To the extent that insurance proceeds ultimately exceed the difference between replacement cost and net book value of the impaired assets, the post-hurricane costs incurred, and/or business interruption losses recognized, the excess will be reflected as recovery of hurricane related charges in the period those amounts are received or when receipt is deemed probable to occur.

Interest Expense

For the three months ended March 31, 2013, interest expense from continuing operations decreased by 10.8% or $3.8 million as compared to the comparable period in 2012. The decrease in interest expense for the three months ended March 31, 2013 is primarily due to lower debt balances partially offset by the write-off of fair market value adjustment on early extinguishment of debt in 2012.

Gains on the Sale of Depreciable Properties
The Company did not have any dispositions during the three months March 31, 2013. For the three months ended March 31, 2012, we recognized a net gain on the sale of depreciable properties for financial reporting purposes of $80.5 million. The gain is included in "Income from discontinued operations, net of tax" on the Consolidated Statements of Operations. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period as well as the extent of gains related to specific properties sold.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, the majority of our leases are for a term of fourteen months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three months ended March 31, 2013.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.
UNITED DOMINION REALTY, L.P.:
Business Overview
United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”), is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act (as amended from time to time, or any successor to such statute, the “Act”). The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At March 31, 2013, the Operating Partnership’s real estate portfolio included 70 communities located in nine states and the District of Columbia with a total of 21,660 apartment homes.
As of March 31, 2013, UDR owned 110,883 units of our general limited partnership interests and 174,844,389 units of our limited partnership interests (the “OP Units”), or approximately 94.9% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries. We refer to our General Partner together with its consolidated subsidiaries (including us) and the General Partner’s consolidated joint ventures as “UDR” or the “General Partner.”
UDR is a self-administered real estate investment trust, or REIT that owns, acquires, renovates, develops, and manages apartment communities. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in September 2003. At March 31, 2013, the General Partner’s consolidated real estate portfolio included 143 communities located in 10 states and the District of Columbia with a total of 41,750 apartment homes.

In addition, the General Partner has an ownership interest in 39 communities with 9,558 completed apartment homes through unconsolidated operating communities.

The following table summarizes our market information by major geographic markets as of March 31, 2013.

		As of March 31, 2013			For the Three Months Ended March 31, 2013
Same Store Communities	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Total Income per Occupied Home (a)
West Region
Orange County, CA	8	2,935	12.2%	$514,576	94.4%	$1,618
San Francisco, CA	7	1,777	10.6%	446,861	95.6%	2,409
Seattle, WA	5	932	5.0%	209,871	96.8%	1,404
Los Angeles, CA	3	463	3.0%	126,208	94.8%	1,910
Monterey Peninsula, CA	7	1,565	3.7%	157,651	89.6%	1,122
Inland Empire, CA	1	414	1.7%	69,957	94.2%	1,537
Portland, OR	3	716	1.7%	71,653	96.1%	1,073
Sacramento, CA	2	914	1.7%	70,119	91.1%	917
San Diego, CA	2	366	1.3%	56,648	94.1%	1,462
Mid-Atlantic Region
Washington D.C.	7	2,378	13.2%	554,238	96.3%	1,881
Baltimore, MD	5	994	3.5%	148,563	95.8%	1,395
Northeast Region
New York, NY	1	493	6.2%	259,805	95.6%	3,368
Boston, MA	2	833	4.2%	174,852	96.0%	1,728
Southeast Region
Tampa, FL	3	1,154	2.7%	113,879	97.0%	1,128
Nashville, TN	6	1,612	3.1%	130,733	96.8%	951
Other Florida	1	636	1.8%	78,965	95.8%	1,284
Southwest Region
Dallas, TX	2	1,348	4.4%	185,654	95.6%	1,330
Total/Average Same Store Communities	65	19,530	80.0%	3,370,233	95.0%	$1,547
Non Matures, Commercial Properties & Other	5	2,130	20.0%	840,247
Total Real Estate Held for Investment	70	21,660	100.0%	4,210,480
Total Accumulated Depreciation				(1,142,440)
Total Real Estate Owned, Net of Accumulated Depreciation				$3,068,040

(a)	Total Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.
We report in two segments: Same Store Communities and Non-Mature Communities/Other. Our Same Store Communities segment includes those communities acquired, developed, and stabilized prior to January 1, 2012, and held as of March 31, 2013. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months. Our Non-Mature Communities/Other segment includes those communities that were acquired or developed in 2011 or 2012, sold properties, redevelopment properties, properties managed by third parties, and the non-apartment components of mixed use properties.

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
Future Capital Needs
Future capital expenditures are expected to be funded with proceeds from the issuance of secured debt or unsecured debt, sales of properties, borrowings allocated to us under our General Partner’s credit agreements, and to a lesser extent, from cash flows provided by operating activities.
During the remainder of 2013, the Operating Partnership has approximately $43.0 million of secured debt maturing, inclusive of principal amortization. We anticipate that we will repay that debt with operating cash flows, proceeds from borrowings allocated to us under our General Partner’s credit agreements, or by exercising extension rights on such secured debt, as applicable. The repayment of debt will be recorded as an offset to the “Payable/(receivable) due to/(from) General Partner.”
Critical Accounting Policies and Estimates
Our critical accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to (1) capital expenditures, (2) impairment of long-lived assets, (3) real estate investment properties, and (4) revenue recognition.
Our other critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in UDR’s current Report on Form 10-K, filed with the SEC on February 27, 2013. There have been no significant changes in our critical accounting policies from those reported in UDR's Form 10-K filed with the SEC on February 27, 2013. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.
Statements of Cash Flows
The following discussion explains the changes in net cash provided by operating activities, net cash used in investing activities, and used in financing activities that are presented in our Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012.
Operating Activities
For the three months ended March 31, 2013, net cash flow provided by operating activities was $42.6 million compared to $45.6 million for the comparable period in 2012. The decrease in net cash flow from operating activities was primarily due to changes in operating assets and operating liabilities.

Investing Activities
For the three months ended March 31, 2013, net cash used in investing activities was $26.7 million compared to $17.9 million for the comparable period in 2012. The increase in cash used in investing activities was primarily due to the increase in development activities. Changes in the level of investment activities from period to period reflect our strategy as it relates to capital expenditures.
Real Estate Under Development and Redevelopment
At March 31, 2013, the Operating Partnership is developing two wholly-owned communities totaling 652 homes with a budget of $219.1 million in which we have a carrying value of $98.9 million. The estimated completion date for these communities will be through the second quarter of 2014.
At March 31, 2013, the Operating Partnership is redeveloping one wholly-owned community with 964 apartment homes, of which 220 have been completed. The estimated completion date for this community will be through the second quarter of 2014.
Financing Activities
For the three months ended March 31, 2013, our net cash used in financing activities was $15.7 million compared to $27.4 million for the comparable period of 2012. The change in cash used in financing activities was primarily due to a decrease in payments on secured debt and a decrease in payments to the General Partner, partially offset by a decrease in proceeds from the issuance of secured debt.
Credit Facilities
As of March 31, 2013, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $929.3 million with $840.5 million outstanding. The Fannie Mae credit facilities are for an initial term of 10 years and bear interest at floating and fixed rates. At March 31, 2013, $629.1 million of the funded balance was fixed at a weighted average interest rate of 5.11% and the remaining balance on these facilities was at a weighted average variable rate of 2.06%. At March 31, 2013, $507.6 million of these credit facilities were allocated to the Operating Partnership based on the ownership of the assets securing the debt.
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $900 million, a $250 million term loan due January 2016, a $100 million term loan due January 2016, $300 million of medium-term notes due June 2018, and $400 million of medium-term notes due January 2022. As of March 31, 2013 and December 31, 2012, there were $170.0 million and $76.0 million outstanding borrowings under the unsecured credit facility, respectively.
The credit facilities are subject to customary financial covenants and limitations.
Derivative Instruments
As part of our General Partner's overall interest rate risk management strategy, our General Partner uses derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. Our General Partner's derivative transactions used for interest rate risk management include interest rate swaps with indexes that relate to the pricing of specific debt instruments of our General Partner that are allocated to the Operating Partnership. The General Partner believes that we have appropriately controlled our interest rate risk through the use of derivative instruments (allocated to the Operating Partnership based on the General Partner's underlying debt instruments allocated to the Operating Partnership) to minimize any unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three months ended March 31, 2013 (see Note 8, Derivatives and Hedging Activity in the Notes to the Consolidated Financial Statements of United Dominion Realty, L.P. included in this Report).
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $201.6 million in variable rate debt that is not subject to interest rate swap contracts as of March 31, 2013. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $2.0 million based on the balance at March 31, 2013.
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
The General Partner also utilizes derivative financial instruments allocated to the Operating Partnership to manage interest rate risk and generally designates these financial instruments as cash flow hedges. See Note 8, Derivatives and Hedging Activities, in the Notes to the Consolidated Financial Statements for additional discussion of derivate instruments.
Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, and includes the results of both continuing and discontinued operations for the periods presented.
Net Income/(Loss) Attributable to OP Unitholders
Net income/(loss) attributable to OP unitholders was $7.7 million ($0.04 per OP unit) for the three months ended March 31, 2013 as compared to $(6.9) million ($(0.04) per OP unit) for the comparable period in the prior year. The increase in net income attributable to OP unit holders resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	a decrease in depreciation and amortization due to the sale of real estate properties in the second quarter of 2012;

•	a decrease in interest expense due to early extinguishment of secured debt in 2012; and

•	an increase in hurricane-related recoveries, net resulting from the effects of Hurricane Sandy on two of our New York, New York communities in 2012.

Apartment Community Operations
Our net income results primarily from net operating income ("NOI") generated from the operation of our apartment communities. The Operating Partnership defines NOI, which is a non-GAAP financial measure, as rental income less direct property rental expenses. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI is property management expense which is calculated as 2.75% of property revenue to cover regional supervision and accounting costs related to consolidated property operations, and land rent.

The following table summarizes the operating performance of our total portfolio (which includes discontinued operations) for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended March 31,
	2013	2012	% Change
Same Store Communities:
Same store rental income	$86,117	$82,004	5.0%
Same store operating expense (a)	(26,224)	(25,404)	3.2%
Same store NOI	59,893	56,600	5.8%

Non-Mature Communities/Other NOI:
Acquired communities NOI	3,361	3,153	6.6%
Sold or held for sale communities NOI	—	2,304	(100.0)%
Redeveloped communities NOI	4,624	5,317	(13.0)%
Commercial NOI and other	2,245	2,164	3.7%
Total non-mature communities/other NOI	10,230	12,938	(20.9)%

Total Property NOI	$70,123	$69,538	0.8%

(a)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of property NOI to net income/(loss) attributable to OP unitholders as reflected, for both continuing and discontinued operations, for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Total property NOI	$70,123	$69,538
Property management	(2,752)	(2,730)
Other operating expenses	(1,386)	(4,049)
Real estate depreciation and amortization	(45,393)	(51,677)
General and administrative	(5,575)	(4,920)
Hurricane-related recoveries/(charges), net	2,019	—
Interest expense	(9,262)	(12,970)
Net loss on sale of depreciable property	—	(84)
Noncontrolling interests	(45)	(34)
Net income/(loss) attributable to OP unitholders	$7,729	$(6,926)
Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012
Same Store Communities
Our same store communities (those acquired, developed, and stabilized prior to January 1, 2012 and held on March 31, 2013) consisted of 19,530 apartment homes and provided 85% of our total NOI for the three months ended March 31, 2013.
NOI for our same store community properties increased 5.8% or $3.3 million for the three months ended March 31, 2013 compared to the same period in 2012. The increase in property NOI was primarily attributable to a 5.0% or $4.1 million increase in total revenue, which was partially offset by a 3.2% or $820,000 increase in operating expenses. The increase in revenues was primarily driven by a 4.7% or $3.7 million increase in rental rates and a 8.6% or $565,000 increase in fee and reimbursement income. Physical occupancy decreased 0.1% to 95.0% and total income per occupied home increased $75 to $1,547 for the three months ended March 31, 2013 compared to the same period in 2012.

The increase in property operating expenses was primarily driven by a 8.6% increase of $722,000 in real estate taxes and a 4.2% or $256,000 increase in personnel costs, which was partially offset by a 2.4% or $107,000 decrease in utilities costs.
As a result of the percentage changes in property rental income, the operating margin (property net operating income divided by property rental income) was 69.5% for the three months ended March 31, 2013 as compared to 69.0% for the comparable period in 2012.
Non-Mature Communities/Other
The remaining $10.2 million or 15% of our total NOI during the three months ended March 31, 2013, was generated from communities that we classify as “non-mature communities/other.” The Operating Partnership’s non-mature communities/other consist of communities that do not meet the criteria to be included in same store communities, which includes communities developed or acquired, redevelopment properties, sold properties, and non-apartment components of mixed use properties. NOI from non-mature communities/other decreased 20.9% or $2.7 million for the three months ended March 31, 2013 compared to the same period in 2012. The decrease was primarily driven by a decrease in NOI of $2.3 million from properties sold during 2012 and a decrease of 13.0% or $693,000 from redevelopment properties. These decreases in NOI were partially offset by an increase of 6.6% or $208,000 from communities acquired in 2011.
Real Estate Depreciation and Amortization
For the three months ended March 31, 2013, real estate depreciation and amortization from continuing and discontinued operations decreased by 12.2% or $6.3 million as compared to the comparable period in 2012. The decrease in depreciation and amortization for the three months ended March 31, 2013 is primarily from disposition of assets and intangible assets related to in place leases acquired in 2011 becoming fully amortized in 2012.

Hurricane-related (Recoveries)/Charges, Net

In October 2012, Hurricane Sandy hit the East Coast, affecting two of the Operating Partnership’s operating communities (1,001 apartment homes) located in New York City. The properties suffered some physical damage, and were closed to residents for a period following the hurricane. The Operating Partnership has insurance policies that provide coverage for property damage and business interruption.

Based on the claims filed and management’s estimates, the Operating Partnership recognized a $7.1 million impairment charge for the damaged assets’ net book value and incurred $7.0 million of repair and cleanup costs during the year ended December 31, 2012. The impairment charge and the repair and cleanup costs incurred were reduced as of December 31, 2012 by $10.8 million of estimated insurance recovery, and were classified in "Hurricane related (recoveries)/charges, net" on the Consolidated Statements of Operations. During the three months ended March 31, 2013, no further impairment charges related to the damaged assets' net book value have been recognized. The rehabilitation of these two properties is expected to be completed in the third quarter of 2013.
As of March 31, 2013, the estimated recovery of $10.8 million related to the impairment charge and the repair and cleanup costs incurred has been reduced by $6.0 million of insurance proceeds received. An additional $3.2 million was received subsequent to March 31, 2013.
Based on the claims filed and management’s estimates, the Operating Partnership recognized $2.2 million of business interruption losses for the year ended December 31, 2012. $1.8 million of business interruption losses were related to rent concession rebates provided to tenants during the period the properties were uninhabitable and were classified in “Hurricane-related (recoveries)/charges, net,” on the Consolidated Statements of Operations, and $400,000 of business interruption losses were related to rent that was not contractually receivable and were classified as a reduction to “Rental income” on the Consolidated Statements of Operations.
During the three months March 31, 2013, the Company received $2.0 million of insurance proceeds for recovery of business interruption losses. An additional $519,000 was received subsequent to March 31, 2013. Of the $2.0 million of insurance proceeds received, $1.8 million related to recovery of business interruption losses incurred in 2012 and the remaining $187,000 related to recovery of business interruption losses incurred in 2013. The $2.0 million of recovery was classified as "Hurricane related (recoveries)/charges, net" on the Consolidated Statements of Operations.

To the extent that insurance proceeds ultimately exceed the difference between replacement cost and net book value of the impaired assets, the post-hurricane costs incurred, and/or business interruption losses recognized, the excess will be reflected as recovery of Hurricane related charges in the period those amounts are received or when receipt is deemed probable to occur.
Interest Expense

For the three months ended March 31, 2013, interest expense from continuing operations decreased by 28.6% and $3.7 million as compared to the comparable period in 2012. The decrease in interest expense for the three months ended March 31, 2013 is primarily due to early extinguishment of debt in 2012.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three months March 31, 2013.
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
See our Annual Report on Form 10-K for the year ended December 31, 2012 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2013, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.

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

•declines in mortgage interest rates, making alternative housing more affordable;

•	government or builder incentives which enable first time homebuyers to put little or no money down, making alternative housing options more attractive;

•	local real estate market conditions, including oversupply of, or reduced demand for, apartment homes;

•	declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;

•changes in market rental rates;

•our ability to renew leases or re-lease space on favorable terms;

•the timing and costs associated with property improvements, repairs or renovations;

•declines in household formation; and

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
•we may be unable to obtain financing for acquisitions on favorable terms or at all;

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
Bankruptcy or Defaults of Our Counterparties Could Adversely Affect Our Performance. We have relationships with and, from time to time, we execute transactions with or receive services from many counterparties, such as general contractors engaged in connection with our development activities. As a result, bankruptcies or defaults by these counterparties could result in services not being provided, or volatility in the financial markets and economic weakness could affect the counterparties' ability to complete transactions with us as intended, both of which could result in disruptions to our operations that may adversely affect our business and results of operations.
Property Ownership Through Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. If we use such a structure, we could become engaged in a dispute with one or more of our joint venture partners that might affect our ability to operate a jointly-owned property. Moreover, joint venture partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, joint venture partners may have competing interests in our markets that could create conflicts of interest. Also, our joint venture partners might refuse to make capital contributions when due and we may be responsible to our partners for indemnifiable losses. Frequently, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners' interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the joint venture (if we are the seller) or of the other partner's interest in the joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm's length marketing process.
We are also subject to risk in cases where an institutional owner is our joint venture partner, including (i) a deadlock if we and our joint venture partner are unable to agree upon certain major and other decisions, (ii) the limitation of our ability to liquidate our position in the joint venture without the consent of the other joint venture partner, and (iii) the requirement to provide guarantees in favor of lenders with respect to the indebtedness of the joint venture.
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
Risk of Earthquake Damage. Some of our communities are located in the general vicinity of active earthquake faults. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect our business and our financial condition and results of operations. Insurance coverage for earthquakes can be costly due to limited industry capacity. As a result, we may experience shortages in desired coverage levels if market conditions are such that insurance is not available or the cost of insurance makes it, in management's view, economically impractical.
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
Failure to Generate Sufficient Revenue Could Impair Debt Service Payments and Distributions to Stockholders. If our apartment communities do not generate sufficient net rental income to meet rental expenses, our ability to make required payments of interest and principal on our debt securities and to pay distributions to UDR's stockholders will be adversely affected. The following factors, among others, may affect the net rental income generated by our apartment communities:
•the national and local economies;

•local real estate market conditions, such as an oversupply of apartment homes;

•	tenants' perceptions of the safety, convenience, and attractiveness of our communities and the neighborhoods where they are located;

•	our ability to provide adequate management, maintenance and insurance;

•	rental expenses, including real estate taxes and utilities;

•	competition from other apartment communities;

•	changes in interest rates and the availability of financing;

•changes in governmental regulations and the related costs of compliance; and

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
Disruptions in Financial Markets May Adversely Impact Availability and Cost of Credit and Have Other Adverse Effects on Us and the Market Price of UDR's Stock. Our ability to make scheduled payments or to refinance debt obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control. During the past few years, the United States stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. The potential downgrade of the U.S.'s credit rating and the European debt crisis have contributed to instability in global credit markets. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for acquisitions, development of our properties and other purposes at reasonable terms, which may negatively affect our business. Additionally, due to this uncertainty, we may be unable to refinance our existing indebtedness or the terms of any refinancing may not be as favorable as the terms of our existing indebtedness. If we are not successful in refinancing this debt when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of UDR's common or preferred stock. The disruptions in the financial markets have had and may continue to have a material adverse effect on the market value of UDR's common shares and other adverse effects on us and our business.

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
Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of March 31, 2013, UDR had approximately $548.5 million of variable rate indebtedness outstanding, which constitutes approximately 15.7% of total outstanding indebtedness as of such date. As of March 31, 2013, the Operating Partnership had approximately $201.6 million of variable rate indebtedness outstanding, which constitutes approximately 20.9% of total outstanding indebtedness to third parties as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of UDR's common and preferred stock and debt securities.
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

•difficulties or inability to access capital or extend or refinance existing debt;

•decreasing (or uncertainty in) real estate valuations;

•changes in market valuations of similar companies;

•publication of research reports about us or the real estate industry;

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

•additions or departures of key management personnel;

•adverse market reaction to any additional debt we incur in the future;

•speculation in the press or investment community;

•
terrorist activity which may adversely affect the markets in which UDR's securities trade, possibly increasing market volatility and causing the further erosion of business and consumer confidence and spending;

•failure to qualify as a REIT;

•	strategic decisions by us or by our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

•failure to satisfy listing requirements of the NYSE;

•governmental regulatory action and changes in tax laws; and

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

On January 14, 2013 and March 15, 2013, we issued 1,667 and 67,570, respectively, shares of our common stock upon redemption of OP Units. Because these shares of common stock were issued to accredited investors in transactions not involving a public offering, the transaction is exempt from registration under the Securities Act of 1933 in accordance with Section 4(2) of the Securities Act. We did not issue any other shares of our common stock upon redemption of OP Units during the three months ended March 31, 2013.

Repurchase of Equity Securities
In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510
January 1, 2013 through January 31, 2013	—	—	—	15,032,510
February 1, 2013 through February 28, 2013	—	—	—	15,032,510
March 1, 2013 through March 31, 2013	—	—	—	15,032,510
Balance as of March 31, 2013	9,967,490	$22.00	9,967,490	15,032,510

(1)
This number reflects the amount of shares that were available for purchase under our 10,000,000 share repurchase program authorized in February 2006 and our 15,000,000 share repurchase program authorized in January 2008.

Item 3.        DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.        OTHER INFORMATION
There is no other information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2013, that was not previously disclosed in a Form 8-K.

Item 6.        EXHIBITS
The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc. (registrant)
Date:	May 2, 2013	/s/ Mark A. Schumacher
Mark A. Schumacher Chief Accounting Officer and Senior Vice President

United Dominion Realty, L.P. (registrant)
		By:	UDR, Inc., its general partner

Date:	May 2, 2013	/s/ Mark A. Schumacher
Mark A. Schumacher Chief Accounting Officer and Senior Vice President

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Restatement of UDR, Inc. (incorporated by reference to Exhibit 3.09 to UDR, Inc.'s Current Report on Form 8-K dated July 27, 2005 and filed with the SEC on August 1, 2005).

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

3.14	Amended and Restated Bylaws of UDR, Inc. (as amended through May 12, 2011) (incorporated by reference to Exhibit 3.1 to UDR, Inc.'s Current Report on Form 8-K filed with the SEC on May 13, 2011).

10.1*	Form of Restricted Stock Award Agreement.

10.2*
UDR, Inc. 1999 Long-Term Incentive Plan (as amended and restated February 7, 2013) (incorporated by reference to Exhibit 10.03 to UDR, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012).

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of UDR, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges of United Dominion Realty, L.P.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR Inc., general partner of United Dominion Realty, L.P.

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR Inc., general partner of United Dominion Realty, L.P.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.

32.3	Section 1350 Certification of the Chief Executive Officer of UDR Inc., general partner of United Dominion Realty, L.P.

32.4	Section 1350 Certification of the Chief Financial Officer of UDR Inc., general partner of United Dominion Realty, L.P.

Exhibit No.	Description

101
XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR,Inc., (vi) notes to consolidated financial statements of UDR, Inc, (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of comprehensive income/(loss) of United Dominion Realty, LP; (x) consolidated statements of changes in capital of United Dominion Realty, L.P., (xi) consolidated statements of cash flows of United Dominion Realty, L.P., (xi) notes to consolidated financial statements of United Dominion Realty, L.P.

*	Management contract or compensatory plan or arrangement.

Exhibit 10.1

RESTRICTED STOCK AWARD AGREEMENT
under the
UDR, INC.
1999 LONG-TERM INCENTIVE PLAN

Grantee:	[Name]

Number of Shares:	[Shares]

Date of Grant:	February 8, 2013

Value as of Grant Date:	$24.12 per share

1.Grant of Shares. UDR, Inc. (the “Company”) hereby grants to the Grantee named above (the “Grantee”), as additional compensation for services to be rendered, and subject to the restrictions and the other terms and conditions set forth in the Company's 1999 Long-Term Incentive Plan (the “Plan”) and in this Restricted Stock Award Agreement (this “Agreement”), the number of shares indicated above of the Company's $0.01 par value common stock (the “Shares”). Capitalized terms used herein and not otherwise defined shall have the meanings assigned such terms in the Plan.
2.Vesting of Stock. Unless the vesting under this Agreement is accelerated in accordance with Article 14 of the Plan, the Shares shall vest only to the extent established metrics related to FFO growth (the “FFO Metric”) and TSR Ranking (the “TSR Ranking Metric”) described on Appendix A are met for calendar year 2013. On the date in 2014 the Committee determines performance (the “Determination Date”) the sum of the Shares resulting from performance against the FFO Metric and the TSR Ranking Metric (the “Performance Result”), plus any shares resulting from the reinvestment of dividends on those Shares pursuant to Section 6 through the Determination Date shall be divided by three (3). One-third (1/3) of that sum shall vest on the Determination Date (provided the Grantee remains in the employment of the Company or a Parent or Subsidiary through December 31, 2013), and the remaining two-thirds (2/3) shall vest in equal parts on each of December 31, 2014 and December 31, 2015, subject to the Grantee's employment with the Company or a Parent or Subsidiary through the respective vesting date. Any Shares not awarded as a result of the Committee's determination (including Shares resulting from reinvested dividends) shall be forfeited and re-conveyed to the Company upon that determination without further consideration or any act or action by the Grantee.
To the extent the Performance Result exceeds the number of Shares initially granted pursuant to the Award, additional Shares with a value (as determined by the Committee) equal to the excess shall be granted on the Determination Date as part of the Performance Result and the total shall be subject to the same division by three.
3.Restrictions. The Shares are subject to each of the following restrictions. “Restricted Shares” means those Shares that are subject to the restrictions imposed hereunder which restrictions have not then expired or terminated. Restricted Shares may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. If the Grantee's employment with the Company or any Parent or Subsidiary terminates for any reason other than as set forth in paragraph (a) or (b) of Section 4 hereof or as set forth in Section 2 with respect to Shares vesting on the Determination Date , then the Grantee shall forfeit all of the Grantee's right, title and interest in and to the Restricted Shares as of the date of employment termination and such Restricted Shares shall be re-conveyed to the Company without further consideration or any act or action by the Grantee.

The restrictions imposed under this Section 3 shall apply to all shares of the Company's stock or other securities issued with respect to Restricted Shares hereunder in connection with any merger, reorganization, consolidation, re-capitalization, stock dividend or other change in corporate structure affecting the common stock of the Company.
4.Expiration and Termination of Restrictions. The restrictions imposed under Section 3 will expire on the earliest to occur of the following:
(a)Upon vesting pursuant to Section 2;
(b)On the date of termination of the Grantee's employment with the Company or any Parent or Subsidiary because of his or her death or Disability; or
(c)On the date specified by the Committee or as otherwise established in the Plan in the event of an acceleration of vesting under Article 14 of the Plan (including, without limitation, upon the occurrence of a Change in Control, as defined in the Plan).
5.Delivery of Shares. The Shares will be registered in the name of the Grantee as Restricted Stock and may be held by the Company prior to the lapse of the restrictions thereon as provided in Section 4 hereof (the “Restricted Period”). Any certificate for Shares issued during the Restricted Period shall be registered in the name of the Grantee and shall bear a legend in substantially the following form:
THIS CERTIFICATE AND THE SHARES OF STOCK REPRESENTED HEREBY ARE SUBJECT TO THE TERMS AND CONDITIONS (INCLUDING FORFEITURE AND RESTRICTIONS AGAINST TRANSFER) CONTAINED IN A RESTRICTED STOCK AWARD AGREEMENT DATED FEBRUARY 8, 2013 BETWEEN THE REGISTERED OWNER OF THE SHARES REPRESENTED HEREBY AND UDR, INC. RELEASE FROM SUCH TERMS AND CONDITIONS SHALL BE MADE ONLY IN ACCORDANCE WITH THE PROVISIONS OF SUCH AGREEMENT, COPIES OF WHICH ARE ON FILE IN THE OFFICE OF UDR, INC.
If requested, the Grantee shall deposit with the Company, a stock power, or powers, executed in blank and sufficient to re-convey the Restricted Shares to the Company upon termination of the Grantee's employment during the Restricted Period, in accordance with the provisions of this Agreement. Stock certificates shall be delivered to the Grantee as soon as practicable after the lapse of the restrictions on the Shares, but delivery may be postponed for such period as may be required for the Company with reasonable diligence to comply if deemed advisable by the Company, with registration requirements under the 1933 Act, listing requirements under the rules of any stock exchange, and requirements under any other law or regulation applicable to the issuance or transfer of the Shares.
6.Voting and Dividend Rights. The Grantee, as beneficial owner of the Shares, shall have full voting rights with respect to the Shares and shall receive dividends on the Shares during the Restricted Period which dividends shall automatically be reinvested into additional shares of restricted stock through the Determination Date and vest as provided in Section 2 hereof. Dividends on the Shares are not eligible for participation in the Company's Dividend Reinvestment Plan during that period. From and after the Determination Date, the Grantee shall receive cash dividends as and when paid on both the Shares vesting on the Determination Date and those scheduled to vest later, as provided in Section 2.
7.Restrictions on Transfer and Pledge. The Restricted Shares may not be pledged, encumbered, or hypothecated to or in favor of any party other than the Company or a Parent or Subsidiary, or be subject to any lien, obligation, or liability of the Grantee to any other party other than the Company or a Parent or Subsidiary. The Restricted Shares are not assignable or transferable by the Grantee other than by will or the laws of descent and distribution.
8.Changes in Capital Structure. In the event a stock dividend is declared upon the Stock, the shares of Stock then subject to this Agreement shall be increased proportionately. In the event the Stock shall be changed into or exchanged for a different number or class of shares of stock or securities of the Company or of another corporation, whether through reorganization, re-capitalization, reclassification, share exchange, stock split-up, combination of shares, merger or consolidation, there shall be substituted for each such share of Stock then subject to this Agreement the number and class of shares into which each outstanding share of Stock shall be so exchanged, or there shall be made such other equitable adjustment as the Committee shall approve.
9.Stop Transfer Notices. In order to ensure compliance with the restrictions on transfer set forth in this Agreement or the Plan, the Company may issue appropriate “stop transfer” instructions to its transfer agent, if any, and, if the Company transfers its own securities, it may make appropriate notations to the same effect in its own records.

10.Refusal to Transfer. The Company shall not be required (a) to transfer on its books any Restricted Shares that have been sold or otherwise transferred in violation of any of the provisions of this Agreement or (b) to treat as owner of such Restricted Shares or to accord the right to vote or pay dividends to any purchaser or other transferee to whom such Restricted Shares shall have been so transferred.
11.No Right of Continued Employment. Nothing in this Agreement shall interfere with or limit in any way the right of the Company or any Parent or Subsidiary to terminate the Grantee's employment at any time, nor confer upon the Grantee any right to continue in the employ of the Company or any Parent or Subsidiary.
12.Payment of Taxes.
(a)The Grantee upon issuance of the Shares hereunder, shall be authorized to make an election to be taxed upon such award under Section 83(b) of the Code. To effect such election, the Grantee may file an appropriate election with the Internal Revenue Service within thirty (30) days after award of the Shares and otherwise in accordance with applicable Treasury Regulations.
(b)The Grantee will, no later than the date as of which any amount related to the Shares first becomes includable in the Grantee's gross income for federal income tax purposes, pay to the Company, or make other arrangements satisfactory to the Committee regarding payment of, any federal, state and local taxes of any kind required by law to be withheld with respect to such amount. The obligations of the Company under this Agreement will be conditional on such payment or arrangements, and the Company, and, where applicable, its Subsidiaries will, to the extent permitted by law, have the right to deduct any such taxes from any payment of any kind otherwise due to the Grantee.
13.Grantee's Covenant. The Grantee hereby agrees to use his best efforts to provide services to the Company in a workmanlike manner and to promote the Company's interests.
14.Amendment. The Committee may amend, modify or terminate this Agreement without approval of the Grantee; provided, however, that such amendment, modification or termination shall not, without the Grantee's consent, reduce or diminish the value of this award determined as if it had been fully vested on the date of such amendment or termination.
15.Plan Controls. The terms contained in the Plan are incorporated into and made a part of this Agreement and this Agreement shall be governed by and construed in accordance with the Plan. In the event of any actual or alleged conflict between the provisions of the Plan and the provisions of this Agreement, the provisions of the Plan shall be controlling and determinative.
16.Successors. This Agreement shall be binding upon any successor of the Company, in accordance with the terms of this Agreement and the Plan.
17.Severability. If any one or more of the provisions contained in this Agreement is invalid, illegal or unenforceable, the other provisions of this Agreement will be construed and enforced as if the invalid, illegal or unenforceable provision had never been included.
18.Notice. Notices and communications under this Agreement must be in writing and either personally delivered or sent by registered or certified United States mail, return receipt requested, postage prepaid. Notices to the Company must be addressed to:
UDR, Inc.
1745 Shea Center Dr., Suite 200
Highlands Ranch, Colorado 80129
Attn: Corporate Secretary
or any other address designated by the Company in a written notice to the Grantee. Notices to the Grantee will be directed to the address of the Grantee then currently on file with the Company, or at any other address given by the Grantee in a written notice to the Company.
19.Dispute Resolution. The provisions of this Section 19 shall be the exclusive means of resolving disputes arising out of or relating to the Plan and this Agreement. The Company, the Grantee, and the Grantee's assignees (the “parties”) shall attempt in good faith to resolve any disputes arising out of or relating to the Plan and this Agreement by negotiation between individuals who have authority to settle the controversy. Negotiations shall be commenced by either party by notice of a written statement of the party's position and the name and title of the individual who will represent the party. Within thirty (30) days of the written notification, the parties shall meet at a mutually acceptable time and place, and thereafter as often as they reasonably deem necessary, to resolve the dispute. If the dispute has not been resolved by negotiation, the parties agree that any suit, action, or proceeding arising out of or relating to the Plan or this Agreement shall be brought in the United States District Court for the District of Colorado (or should such court lack jurisdiction to hear such action, suit or proceeding, in a state court in Colorado) and that the parties shall submit to the jurisdiction of such court. The parties irrevocably waive, to the fullest extent permitted by law, any objection the party may have to the laying of venue for any such suit, action or proceeding brought in such court. THE PARTIES ALSO EXPRESSLY WAIVE ANY RIGHT THEY HAVE OR MAY HAVE TO A JURY TRIAL OF ANY SUCH SUIT, ACTION OR PROCEEDING. If any one or more provisions of this Section 19 shall for any reason be held invalid or unenforceable, it is the specific intent of the parties that such provisions shall be modified to the minimum extent necessary to make it or its application valid and enforceable.

IN WITNESS WHEREOF, the Company and the Grantee have executed this Agreement and agree that the Shares are to be governed by the terms and conditions of this Agreement and the Plan.

UDR, INC.
By:
Name:	Warren L. Troupe
Title:	Senior Executive Vice President

The Grantee acknowledges receipt of a copy of the Plan and this Agreement and represents that he or she is familiar with the terms and provisions thereof, and hereby accepts the Shares subject to all of the terms and provisions hereof and thereof. The Grantee has reviewed this Agreement and the Plan in their entirety, has had an opportunity to obtain the advice of counsel prior to executing this Agreement and fully understands all provisions of this Agreement and the Plan. The Grantee hereby agrees that all disputes arising out of or relating to this Agreement and the Plan shall be resolved in accordance with Section 19 of this Agreement. The Grantee further agrees to notify the Company upon any change in the residence address indicated in this Agreement.
GRANTEE:
_________________________________
[Name]

EXHIBIT 12.1

UDR, Inc.
Computation of Ratio Earnings to Combined Fixed Charges and Preferred Stock Dividends
(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
(Loss)/income from continuing operations	$(309)	$1,741

Add (from continuing operations):
Interest on indebtedness (a)	30,981	39,173
Portion of rents representative of the interest factor	521	515
	$31,193	$41,429
Fixed charges and preferred stock dividends (from continuing operations):
Interest on indebtedness (a)	$30,981	$39,173
Capitalized interest	8,371	4,852
Portion of rents representative of the interest factor	521	515
Fixed charges	$39,873	$44,540

Add:
Preferred stock dividends	$931	$2,308
Combined fixed charges and preferred stock dividends	$40,804	$46,848

Ratio of earnings to fixed charges	—	—
Ratio of earnings to combined fixed charges and preferred stock	—	—
For the three months ended March 31, 2013, the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends were deficient of 1:1 ratio by $8.7 million and $9.6 million, respectively.
For the three months ended March 31, 2012, the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends were deficient of 1:1 ratio by $3.1 million and $5.4 million, respectively.

(a)	Interest on indebtedness for the three months ended March 31, 2012 is presented gross of the benefit on debt extinguishment of $4.4 million.

EXHIBIT 12.2

United Dominion Realty, L.P.
Computation of Ratio Earnings to Fixed Charges
(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Income/(loss) from continuing operations	$7,774	$(7,814)

Add from continuing operations:
Interest on indebtedness	9,262	12,970
Portion of rents representative of the interest factor	422	413
	$17,458	$5,569
Fixed charges from continuing operations:
Interest on indebtedness	$9,262	$12,970
Capitalized interest	1,259	639
Portion of rents representative of the interest factor	422	413
Fixed charges	$10,943	$14,022

Ratio of earnings to fixed charges	1.6	—
For the three months ended March 31, 2012, the ratio of earnings to fixed charges was deficient of achieving a 1:1 ratio by $8.5 million.

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

Date:	May 2, 2013	/s/ Thomas W. Toomey

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

Date:	May 2, 2013	/s/ Thomas M. Herzog

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

Date:	May 2, 2013	/s/ Thomas W. Toomey

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

Date:	May 2, 2013	/s/ Thomas M. Herzog

Thomas M. Herzog
Senior Vice President and Chief Financial Officer of UDR, Inc.,
general partner of United Dominion Realty, L.P.

EXHIBIT 32.1

CERTIFICATION

In connection with the periodic report of UDR, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2013, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas W. Toomey, Chief Executive Officer and President of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date:	May 2, 2013	/s/ Thomas W. Toomey

Thomas W. Toomey
Chief Executive Officer and President

EXHIBIT 32.2

CERTIFICATION

In connection with the periodic report of UDR, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2013, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas M. Herzog, Senior Vice President and Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date:	May 2, 2013	/s/ Thomas M. Herzog

Thomas M. Herzog
Senior Vice President and Chief Financial Officer

EXHIBIT 32.3

CERTIFICATION

In connection with the periodic report of United Dominion Realty, L.P. (the “Operating Partnership”) on Form 10-Q for the quarter ended March 31, 2013, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas W. Toomey, Chief Executive Officer and President of UDR, Inc., the general partner of the Operating Partnership, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership at the dates and for the periods indicated.

Date:	May 2, 2013	/s/ Thomas W. Toomey

Thomas W. Toomey
Chief Executive Officer and President of UDR, Inc.,
general partner of United Dominion Realty, L.P.

EXHIBIT 32.4

CERTIFICATION

In connection with the periodic report of United Dominion Realty, L.P. (the “Operating Partnership”) on Form 10-Q for the quarter ended March 31, 2013, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas M. Herzog, Senior Vice President and Chief Financial Officer of UDR, Inc., the general partner of the Operating Partnership, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership at the dates and for the periods indicated.

Date:	May 2, 2013	/s/ Thomas M. Herzog

Thomas M. Herzog
Senior Vice President and Chief Financial Officer of UDR, Inc.,
general partner of United Dominion Realty, L.P.