Form 10-Q
period 2013-06-30
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2013-07-30
CIK 74208, 1018254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of July 26, 2013 was 250,741,872.

UDR, INC.
UNITED DOMINION REALTY, L.P.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2013 of UDR, Inc. a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company”, “UDR” or "UDR, Inc." refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including the Operating Partnership. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” refer to United Dominion Realty, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership are referred to as “OP Units” and the holders of the OP Units are referred to as “unitholders”. This combined Form 10-Q is being filed separately by UDR and the Operating Partnership.
There are a number of differences between our Company and our Operating Partnership, which are reflected in our disclosure in this report. UDR is a real estate investment trust (a “REIT”), whose most significant asset is its ownership interest in the Operating Partnership. UDR also conducts business through other subsidiaries, including its taxable REIT subsidiary ("TRS"), RE3, whose activities include development of land and land entitlement. UDR acts as the sole general partner of the Operating Partnership, holds interests in subsidiaries and joint ventures, owns and operates properties, issues securities from time to time and guarantees debt of certain of our subsidiaries. The Operating Partnership conducts the operations of a substantial portion of the business and is structured as a partnership with no publicly traded equity securities. The Operating Partnership has guaranteed certain outstanding debt of UDR.
As of June 30, 2013, UDR owned 110,883 units (100%) of the general partnership interests of the Operating Partnership and 174,846,993 units (or approximately 94.9%) of the limited partnership interests of the Operating Partnership (the “OP Units”). UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are provided for each of UDR and the Operating Partnership.

UDR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$7,582,981	$7,564,780
Less: accumulated depreciation	(2,070,403)	(1,923,429)
Real estate held for investment, net	5,512,578	5,641,351
Real estate under development (net of accumulated depreciation of $1,246 and $1,253)	432,461	489,795
Total real estate owned, net of accumulated depreciation	5,945,039	6,131,146
Cash and cash equivalents	9,035	12,115
Restricted cash	24,843	23,561
Deferred financing costs, net	27,043	24,990
Notes receivable, net	66,700	64,006
Investment in and advances to unconsolidated joint ventures, net	533,335	477,631
Other assets	137,548	125,654
Total assets	$6,743,543	$6,859,103

LIABILITIES AND EQUITY

Liabilities:
Secured debt	$1,385,034	$1,430,135
Unsecured debt	2,009,689	1,979,198
Real estate taxes payable	14,586	14,076
Accrued interest payable	29,598	30,937
Security deposits and prepaid rent	26,726	25,025
Distributions payable	61,906	57,915
Accounts payable, accrued expenses, and other liabilities	111,056	104,567
Total liabilities	3,638,595	3,641,853

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests in operating partnership	237,653	223,418

Equity:
Preferred stock, no par value; 50,000,000 shares authorized
2,803,812 shares of 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 shares at December 31, 2012)	46,571	46,571
Common stock, $0.01 par value; 350,000,000 shares authorized 250,742,325 shares issued and outstanding (250,139,408 shares at December 31, 2012)	2,507	2,501
Additional paid-in capital	4,104,200	4,098,882
Distributions in excess of net income	(1,279,095)	(1,143,781)
Accumulated other comprehensive loss, net	(7,811)	(11,257)
Total stockholders’ equity	2,866,372	2,992,916
Noncontrolling interest	923	916
Total equity	2,867,295	2,993,832
Total liabilities and equity	$6,743,543	$6,859,103
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

REVENUES:
Rental income	$188,613	$177,475	$372,914	$349,717

Joint venture management and other fees	3,217	2,717	6,140	5,706
Total revenues	191,830	180,192	379,054	355,423

OPERATING EXPENSES:
Property operating and maintenance	36,758	35,607	72,219	69,996
Real estate taxes and insurance	23,202	21,535	46,726	42,446
Property management	5,187	4,880	10,255	9,617
Other operating expenses	1,807	1,434	3,450	2,817
Real estate depreciation and amortization	85,131	84,474	168,573	172,381
General and administrative	9,866	13,738	19,342	23,117
Hurricane-related (recoveries)/charges, net	(2,772)	—	(5,793)	—
Other depreciation and amortization	1,138	1,017	2,284	1,935
Total operating expenses	160,317	162,685	317,056	322,309

Operating income	31,513	17,507	61,998	33,114

Income/(loss) from unconsolidated entities	515	(2,412)	(2,287)	(5,103)
Interest expense	(30,803)	(41,542)	(61,784)	(76,287)
Interest and other income, net	1,446	506	2,462	1,200
Income/(loss) before income taxes and discontinued operations	2,671	(25,941)	389	(47,076)
Tax benefit, net	2,683	2,818	4,656	25,694
Income/(loss) from continuing operations	5,354	(23,123)	5,045	(21,382)
Income from discontinued operations, net of tax	—	179,429	—	264,316
Net income	5,354	156,306	5,045	242,934
Net income attributable to redeemable noncontrolling interests in OP	(159)	(5,911)	(114)	(9,331)
Net income attributable to noncontrolling interests	(3)	(43)	(7)	(95)
Net income attributable to UDR, Inc.	5,192	150,352	4,924	233,508
Distributions to preferred stockholders — Series E (Convertible)	(931)	(931)	(1,862)	(1,862)
Distributions to preferred stockholders — Series G	—	(909)	—	(2,286)
Premium on preferred stock redemptions, net	—	(2,791)	—	(2,791)
Net income attributable to common stockholders	$4,261	$145,721	$3,062	$226,569

Income/(loss) per weighted average common share — basic:
Income/(loss) from continuing operations attributable to common stockholders	$0.02	$(0.12)	$0.01	$(0.12)
Income from discontinued operations attributable to common stockholders	$—	$0.74	$—	$1.12
Net income attributable to common stockholders	$0.02	$0.62	$0.01	$0.99
Income/(loss) per weighted average common share — diluted:
Income/(loss) from continuing operations attributable to common stockholders	$0.02	$(0.12)	$0.01	$(0.12)
Income from discontinued operations attributable to common stockholders	$—	$0.74	$—	$1.12
Net income attributable to common stockholders	$0.02	$0.62	$0.01	$0.99

Common distributions declared per share	$0.235	$0.220	$0.470	$0.440

Weighted average number of common shares outstanding — basic	249,985	234,031	249,951	227,766
Weighted average number of common shares outstanding — diluted	251,406	234,031	251,353	227,766
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$5,354	$156,306	$5,045	$242,934
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	144	(1,533)	52	(3,492)
Loss reclassified into earnings from other comprehensive income	1,608	1,897	3,545	3,752
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	1,752	364	3,597	260
Comprehensive income	7,106	156,670	8,642	243,194
Comprehensive income attributable to noncontrolling interests	(226)	(5,983)	(272)	(9,388)
Comprehensive income attributable to UDR, Inc.	$6,880	$150,687	$8,370	$233,806

See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

					Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss), net	Noncontrolling Interest	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	2,803,812	$46,571	250,139,408	$2,501	$4,098,882	$(1,143,781)	$(11,257)	$916	$2,993,832
Net income attributable to UDR, Inc.	—	—	—	—	—	4,924	—	—	4,924
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	7	7
Other comprehensive income							3,446		3,446
Issuance of common and restricted shares, net	—	—	531,076	5	3,608	—	—	—	3,613
Adjustment for conversion of noncontrolling interest of unitholders in Operating Partnership	—	—	71,841	1	1,710	—	—	—	1,711
Common stock distributions declared ($0.47 per share)	—	—	—	—	—	(117,974)	—	—	(117,974)
Preferred stock distributions declared-Series E ($0.6644 per share)	—	—	—	—	—	(1,862)	—	—	(1,862)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	—	—	(20,402)	—	—	(20,402)
Balance at June 30, 2013	2,803,812	$46,571	250,742,325	$2,507	$4,104,200	$(1,279,095)	$(7,811)	$923	$2,867,295
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)
(Unaudited)

	Six Months Ended June 30,
	2013	2012

Operating Activities
Net income	$5,045	$242,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170,857	180,656
Net gain on the sale of depreciable property, net of tax	—	(252,531)
Tax benefit, net	(4,656)	(25,694)
Loss from unconsolidated entities	2,287	5,103
Hurricane-related (recoveries)/charges, net	(2,275)	—
Other	13,056	14,174
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(2,642)	18,242
Decrease in operating liabilities	(9,283)	(31,151)
Net cash provided by operating activities	172,389	151,733

Investing Activities
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	—	(12,788)
Development of real estate assets	(172,034)	(105,861)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(82,338)	(66,983)
Capital expenditures — non-real estate assets	(4,439)	(1,721)
Investment in unconsolidated joint ventures	(18,165)	(297,782)
Distributions received from unconsolidated joint ventures	102,909	5,363
Issuance of notes receivable	(2,680)	(39,409)
Proceeds from sales of real estate investments, net	140,834	594,680
Net cash (used in)/provided by investing activities	(35,913)	75,499

Financing Activities
Payments on secured debt	(42,556)	(484,534)
Proceeds from the issuance of secured debt	—	2,570
Payments on unsecured debt	(122,500)	(100,000)
Proceeds from the issuance of unsecured debt	—	396,400
Net proceeds/(repayment) of revolving bank debt	152,500	(421,000)
Proceeds from the issuance of common shares through public offering, net	—	756,441
Payments for the repurchase of Series G preferred stock, net	—	(81,609)
Distributions paid to redeemable noncontrolling interests	(4,625)	(4,500)
Distributions paid to preferred stockholders	(1,862)	(5,713)
Distributions paid to common stockholders	(114,078)	(97,399)
Other	(6,435)	(16,279)
Net cash used in financing activities	(139,556)	(55,623)

Net (decrease)/increase in cash and cash equivalents	(3,080)	171,609
Cash and cash equivalents, beginning of period	12,115	12,503
Cash and cash equivalents, end of period	$9,035	$184,112

	Six Months Ended June 30,
	2013	2012

Supplemental Information:

Interest paid during the period, net of amounts capitalized	$64,570	$68,936

Non-cash transactions:
Secured debt assumed in the acquisitions of properties, including asset exchange	$—	$34,412
Fair market value adjustment of secured debt assumed in acquisitions of properties, including asset exchange	$—	$2,617
Conversion of operating partnership redeemable noncontrolling interests to common stock (71,841 shares in 2013 and 5,480 shares in 2012)	$1,711	$146
Transfer of real estate owned to investment in and advances to unconsolidated joint ventures	$139,950	—
See accompanying notes to consolidated financial statements.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

1. CONSOLIDATION AND BASIS OF PRESENTATION
Consolidation and Basis of Presentation
UDR, Inc., collectively with our consolidated subsidiaries (“UDR”, the “Company”, “we”, “our”, or “us”) is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”). As of June 30, 2013, there were 184,281,253 units in the Operating Partnership outstanding, of which 174,957,876 units or 94.9% were owned by UDR and 9,323,377 units or 5.1% were owned by limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of June 30, 2013, and results of operations for the three and six months ended June 30, 2013 and 2012 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2012 appearing in UDR’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2013.
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

2. SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-10, Disclosures about Offsetting Assets and Liabilities. The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either 1) offset on the balance sheet in accordance with the “Offsetting Guidance” in ASC 210-20-45 or ASC 815-10-45 (collectively, the offsetting guidance) or 2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with the “Offsetting Guidance”. The amendments, which were adopted by the Company on January 1, 2013, impact the Company's disclosures related to its derivative activities. (See Note 10, Derivatives and Hedging Activity.) The new guidance did not have any impact on the Company's consolidated financial position, results of operations, or cash flows.
In February 2012, the FASB issued ASU No. 2013-02, Other Comprehensive Income (Topic 220) to require preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the notes thereto) is required about the effect of the reclassifications on the

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2013

respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other existing disclosures is required in the notes. The amendments, which were adopted by the Company on January 1, 2013, did not have any impact on the Company's consolidated financial position, results of operations, or cash flows. The accompanying consolidated financial statements include the required disclosures in the Consolidated Statements of Comprehensive Income/(Loss) or in the notes thereto for each of the three and six month periods ended June 30, 2013 and 2012.
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
Notes Receivable
The following table summarizes our notes receivable as of June 30, 2013 and December 31, 2012 (in thousands):

	Balance outstanding
	June 30, 2013	December 31, 2012	Interest rate
Note due October 2014 - related party	$24,481	$24,481	2.94%
Note due February 2017	14,580	13,200	10.00%
Note due June 2022 (net of discount of $261 and $275)	26,239	26,225	7.00%
Note due July 2017	1,400	100	8.00%
Total notes receivable, net	$66,700	$64,006
The Company has a $24.5 million unsecured note receivable with one of its unconsolidated joint ventures, which bears an interest rate of one month LIBOR plus 2.75% per annum. Interest payments are due monthly. The note is due October 2014, and may be extended for one year.
The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $14.6 million, which bears an interest rate of 10.00% per annum. During the six months ended June 30, 2013, the Company loaned an additional $1.4 million under the note. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (February 2017).
In 2012, the Company purchased mezzanine debt securing a mortgage on a class A community in West Los Angeles. The $26.5 million loan was purchased at a yield of 7.25% and bears a coupon rate of 7.00%. Interest payments are due monthly and the note is due June 2022. The discount is amortized using the effective interest method.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2013

The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $2.5 million, which bears an interest rate of 8.00% per annum. During the three and six months ended June 30, 2013, the Company loaned an additional $500,000 and $1.3 million under the note, respectively. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (July 2017).
During the three and six months ended June 30, 2013 and 2012, the Company recognized $1.1 million and $2.1 million and $506,000 and $744,000 of interest income, net of accretion, from these notes receivable, of which $182,000 and $363,000 and $0 and $0 was related party interest income, respectively. Interest income is included in "Interest and other income, net" on the Consolidated Statements of Operations.
Comprehensive Income/(Loss)
Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and six months ended June 30, 2013 and 2012, the Company's other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges, loss reclassified from accumulated other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to redeemable noncontrolling interests. The loss reclassified from accumulated other comprehensive income/(loss) is included in interest expense in the accompanying Consolidated Statements of Operations. See Note 10, Derivatives and Hedging Activity for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three and six months ended June 30, 2013 and 2012 was $64,000 and $151,000 and $29,000 and $(38,000), respectively.
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
Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of June 30, 2013, UDR recorded a net income tax receivable of $3.9 million and a deferred tax asset of $25.3 million (net of a valuation allowance of $1.4 million), which are classified in "Other assets" on the Consolidated Balance Sheets.

Prior to 2012, RE3 had a history of losses and, as a result, historically recognized a valuation allowance for net deferred tax assets.  Each quarter, the Company evaluates the need to retain all or a portion of the valuation allowance on its net deferred tax assets.  During the three months ended March 31, 2012, the Company determined that it was more likely than not that the deferred tax assets, including any remaining net operating loss carry forward, would be realized. In making this determination, the Company analyzed, among other things, its recent history of earnings from sales of depreciable property, forecasts of future earnings and its cumulative earnings for the last twelve quarters. The reversal of the valuation allowance in the first quarter of 2012 of $22.9 million and the income tax benefit of $2.8 million in the second quarter of 2012 resulted in an income tax benefit of $25.7 million during the six months ended June 30, 2012, which is reflected in continuing operations, and classified as "Tax benefit, net" in the Consolidated Statements of Operations.
GAAP defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. GAAP also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2013

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
UDR had no material unrecognized tax benefit, accrued interest or penalties at June 30, 2013. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state jurisdictions. The tax years 2008 through 2011 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense.

3. REAL ESTATE OWNED
Real estate assets owned by the Company consist of income producing operating properties, properties under development and land held for future development. As of June 30, 2013, the Company owned and consolidated 141 communities in 10 states plus the District of Columbia totaling 41,153 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of June 30, 2013 and December 31, 2012 (dollar amounts in thousands):

	June 30, 2013	December 31, 2012
Land	$1,265,049	$1,907,169
Depreciable property — held and used:
Building and improvements	6,054,933	5,384,971
Furniture, fixtures and equipment	262,999	272,640
Under development:
Land	112,091	151,154
Construction in progress	321,616	339,894
Real estate owned	8,016,688	8,055,828
Accumulated depreciation	(2,071,649)	(1,924,682)
Real estate owned, net	$5,945,039	$6,131,146

In June 2013, the Company sold a 50% interest in five partnerships (the "UDR/MetLife Vitruvian Park® Partnerships") to MetLife for approximately $141.3 million, before transaction costs of $936,000. The properties held by the UDR/MetLife Vitruvian Park® Partnerships are located in Addison, Texas and consist of two operating communities with 739 apartment homes, one community under development with 391 apartment homes upon completion, and 28.4 acres of developable land parcels. The transaction resulted in a gain of approximately $436,000 which the Company has deferred until completion of the development community (projected for the end of 2013). The UDR/MetLife Vitruvian Park® Partnerships will be accounted for under the equity method of accounting and are included in “Investment in and advances to unconsolidated joint ventures, net” on our Consolidated Balance Sheets. See further discussion of this transaction in Note 5, Joint Ventures and Partnerships.

In accordance with GAAP, the operations of the UDR/MetLife Vitruvian Park® Partnerships' assets, prior to the sale of a 50% interest, have been classified as a component of continuing operations on the Consolidated Statements of Operations, as UDR will recognize significant direct cash flows from the partially disposed properties over the duration of the partnership.

All development projects and related carrying costs are capitalized and reported on the Consolidated Balance Sheets as “Real estate under development.” The costs of development projects which include interest, real estate taxes, insurance and allocated development overhead related to support costs for personnel working directly on the development are capitalized during the construction period. These costs, excluding the direct costs of development and capitalized interest for the three and six months ended June 30, 2013 and 2012 were $3.1 million and $6.1 million and $2.0 million and $4.7 million, respectively. During the three and six months ended June 30, 2013 and 2012, total capitalized interest was $8.2 million and $16.6 million and $5.1 million and $10.0 million, respectively.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2013

In October 2012, Hurricane Sandy hit the East Coast, affecting three of the Company’s operating communities (1,706 apartment homes) located in New York City. The properties suffered some physical damage, and were closed to residents for a period following the hurricane. The Company has insurance policies that provide coverage for property damage and business interruption, subject to applicable retention.
Based on the claims filed and management’s estimates, the Company recognized a $9.0 million impairment charge for the damaged assets’ net book value and incurred $10.4 million of repair and cleanup costs during the year ended December 31, 2012. The impairment charge and the repair and cleanup costs incurred were reduced as of December 31, 2012 by $14.5 million of estimated insurance recovery, and were classified in “Hurricane related (recoveries)/charges, net” on the Consolidated Statements of Operations. During the three and six months ended June 30, 2013, no further impairment charge related to the damaged assets' net book value has been recognized. With the exception of one of the properties that is under redevelopment at June 30, 2013, the rehabilitation of the remaining two properties is expected to be completed in the third quarter of 2013. See Note 14, Hurricane Related (Recoveries)/Charges for additional information.

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
There were no sales during the three and six months ended June 30, 2013 that met the criteria to be reported as discontinued operations. In addition, the Company had no communities at June 30, 2013 that met the criteria to be classified as held for sale. During the three and six months ended June 30, 2012, the Company sold 15 communities with 4,931 apartment homes and 21 communities with 6,507 apartment homes, respectively. During the three and six months ended June 30, 2012, UDR recognized gains (before tax) on the sale of communities for financial reporting purposes of $180.9 million and $261.4 million, respectively, which are included in discontinued operations. The results of operations for sold properties are classified on the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations, net of tax.”

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2013

The following is a summary of income from discontinued operations, net of tax for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rental income	$—	$13,215	$—	$30,316

Rental expenses	—	4,637	—	10,566
Property management	—	364	—	834
Real estate depreciation	—	—	—	6,340
Interest and other (income)/expense, net	—	791	—	791
	—	5,792	—	18,531
Income before net gain on the sale of depreciable property	—	7,423	—	11,785
Net gain on the sale of depreciable property, net of tax	—	172,006	—	252,531
Income from discontinued operations, net of tax	$—	$179,429	$—	$264,316

Income from discontinued operations attributable to UDR, Inc., net of tax	$—	$172,643	$—	$254,179

5. JOINT VENTURES AND PARTNERSHIPS
UDR has entered into joint ventures and partnerships with unrelated third parties to acquire real estate assets that are either consolidated and included in real estate owned on our Consolidated Balance Sheets or are accounted for under the equity method of accounting, and are included in "Investment in and advances to unconsolidated joint ventures, net" on our Consolidated Balance Sheets. The Company consolidates an entity in which we own less than 100% but control the joint venture or partnership as well as any variable interest entity where we are the primary beneficiary. In addition, the Company consolidates any joint venture or partnership in which we are the general partner or managing member and the third party does not have the ability to substantively participate in the decision-making process nor the ability to remove us as general partner or managing member without cause.

UDR’s joint ventures and partnerships are funded with a combination of debt and equity. Our losses are limited to our investment and except as noted below, the Company does not guarantee any debt, capital payout or other obligations associated with our joint ventures and partnerships.
Unconsolidated Joint Ventures and Partnerships
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures and partnerships consisting of our proportionate share of the net earnings or losses of the joint ventures and partnerships. In addition, we may earn fees for providing management services to the unconsolidated joint ventures and partnerships.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2013

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net which are accounted for under the equity method of accounting as of June 30, 2013 and December 31, 2012 (dollar amounts in thousands):

Joint Venture	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at		UDR’s Ownership Interest
				June 30, 2013	December 31, 2012

UDR/MetLife I (a)	Various	8 operating communities	1,641	$52,455	$75,129	13.2%
		8 land parcels	N/A			4.3%
UDR/MetLife II (a)	Various	15 operating communities	3,119	323,401	327,001	50.0%
UDR/MetLife Vitruvian Park® (b)	Addison, TX	2 operating communities	739	80,162	—	50.0%
		1 development community	391
		6 land parcels	N/A
Lodge at Stoughton	Stoughton, MA	1 operating community	240	16,020	16,311	95.0%
KFH	Washington D.C.	3 operating communities	660	27,739	29,663	30.0%
Texas JV	Texas	8 operating communities	3,359	1,999	3,457	20.0%

13th & Market	San Diego, CA	1 development community	264	30,920	29,930	95.0%
Domain College Park	College Park, MD	1 development community	256	26,108	25,546	95.0%
				558,804	507,037

Deferred fees and gains on the sale of depreciable property				(25,469)	(29,406)

Total investment in and advances to unconsolidated joint ventures, net				$533,335	$477,631
(a) In June 2013 and within UDR/MetLife I, the Company exchanged with MetLife its approximately 10% ownership interest in four operating communities and paid MetLife an additional $15.6 million in cash for an increased ownership interest of approximately 35% in two high-rise operating communities, bringing UDR's ownership interest in the two high-rise operating communities to 50% each. The two high-rise operating communities are located in Denver, Colorado and San Diego, California and were subsequently contributed to UDR/MetLife II. The four operating communities in which UDR exchanged its ownership interest are located in Washington, D.C.; San Francisco, California; Dallas, Texas; and Charlotte, North Carolina. At 50% ownership, the Company's pro-rata share of the undepreciated book value of the UDR/MetLife II joint venture assets and outstanding debt is $796.4 million and $444.6 million, respectively, at June 30, 2013. UDR will continue to fee manage the four operating communities in which UDR exchanged its ownership interests.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2013

(b) In June 2013, the Company sold a 50% interest in five partnerships (the "UDR/MetLife Vitruvian Park® Partnerships") to MetLife for approximately $141.3 million. The transaction resulted in a gain of approximately $436,000 which the Company has deferred until completion of the development community (projected for the end of 2013). Under the terms of the UDR/MetLife Vitruvian Park® Partnerships, the Company serves as the general partner with significant participating rights held by our partner, and earns fees for property management, asset management, and financing transactions. The UDR/MetLife Vitruvian Park® Partnerships will be accounted for under the equity method of accounting. Our initial investment was approximately $80.2 million, which consisted of approximately $140.0 million (50% of our net book value of the real estate at the time of the transaction) reduced by our share of the net proceeds received upon encumbering the assets of approximately $58.7 million and other operating adjustments.

At closing, a total of $118.3 million of secured debt was placed on the two operating communities and the community under development. The debt on the two operating communities carries an interest rate of 4.0% with a term of ten years and the non-recourse construction loan on the community under development carries an interest rate of LIBOR plus 175 basis points with a term of two years and two one-year extension options. The Company has guaranteed the completion of the construction of the development. Proceeds from the construction loan will be used for completion of construction of the development. Upon completion, at its 50% ownership, the Company's pro-rata share of the undepreciated book value of the UDR/MetLife Vitruvian Park® Partnerships' real estate assets and outstanding debt will be approximately $145.0 million and $62.8 million, respectively.
As of June 30, 2013 and December 31, 2012, the Company had deferred fees and deferred profit from the sale of properties to joint ventures or partnerships of $25.5 million and $29.4 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.
The Company recognized $3.0 million and $5.7 million and $2.7 million and $5.7 million of management fees during the three and six months ended June 30, 2013 and 2012, respectively, for our management of the joint ventures and partnerships. The management fees are classified in “Joint venture management and other fees” in the Consolidated Statements of Operations.
The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.
We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decrease in the value of its investments in unconsolidated joint ventures or partnerships during the three months and six months ended June 30, 2013 and 2012.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2013

Combined summary financial information relating to all of the unconsolidated joint ventures and partnerships operations (not just our proportionate share), is presented below for the three months and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$62,607	$74,725	$123,687	$137,750
Real estate depreciation and amortization	21,336	26,489	43,114	52,374
Net (income)/loss	23,642	3,544	27,479	(5,077)
UDR income/(loss) from unconsolidated entities	515	(2,412)	(2,287)	(5,103)
Combined summary balance sheets relating to all of the unconsolidated joint ventures and partnerships (not just our proportionate share) are presented below as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013	December 31, 2012
Real estate, net	$3,235,228	$3,189,814
Total assets	3,303,195	3,266,518
Amount due to UDR	32,731	34,843
Third party debt	1,773,283	1,663,427
Total liabilities	1,846,961	1,747,855
Total equity	1,456,234	1,518,663
Equity held by noncontrolling interest	—	12,755
UDR’s investment in unconsolidated joint ventures, net	533,335	477,631
Consolidated Joint Ventures
In January 2012, the Company formed a joint venture with an unaffiliated third party to acquire 399 Fremont (land for future development) in San Francisco, California. At closing, UDR owned a noncontrolling interest of 92.5% in the joint venture. The Company’s total investment was $55.5 million, which consists of its initial investment of $37.3 million and an option to acquire its partner’s 7.5% ownership interest in the joint venture. In October 2012, the Company exercised the option and paid $13.5 million, resulting in the consolidation of the joint venture at fair value. In January 2013, the Company subsequently acquired its partner's 7.5% ownership interest for $4.7 million.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2013

6. SECURED AND UNSECURED DEBT
The following is a summary of our secured and unsecured debt at June 30, 2013 and December 31, 2012 (amounts in thousands):

	Principal Outstanding		For the Six Months Ended June 30, 2013
			Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
	June 30, 2013	December 31, 2012

Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$450,641	$455,533	5.42%	3.0	8
Fannie Mae credit facilities (b)	628,284	631,078	4.99%	5.5	22
Total fixed rate secured debt	1,078,925	1,086,611	5.17%	4.5	30
Variable Rate Debt
Mortgage notes payable	—	37,415	—	—	—
Tax-exempt secured notes payable (c)	94,700	94,700	0.89%	9.7	2
Fannie Mae credit facilities (b)	211,409	211,409	1.63%	7.0	7
Total variable rate secured debt	306,109	343,524	1.40%	7.9	9
Total Secured Debt	1,385,034	1,430,135	4.34%	5.2	39

Unsecured Debt:
Commercial Banks
Borrowings outstanding under an unsecured credit facility due December 2017 (d), (g)	228,500	76,000	1.30%	4.4
Senior Unsecured Notes
4.63% Medium-Term Notes due January 2022 (net of discount of $3,061 and $3,241) (g)	396,939	396,759	4.63%	8.5
1.45% Term Notes due June 2018 (e), (g)	35,000	35,000	1.45%	4.9
2.50% Term Notes due June 2018 (e), (g)	65,000	65,000	2.50%	4.9
6.05% Medium-Term Notes due June 2013	—	122,500
5.13% Medium-Term Notes due January 2014	184,000	184,000	5.13%	0.5
5.50% Medium-Term Notes due April 2014 (net of discount of $54 and $89)	128,446	128,411	5.50%	0.8
5.25% Medium-Term Notes due January 2015 (net of discount of $198 and $262)	324,977	324,913	5.25%	1.5
5.25% Medium-Term Notes due January 2016	83,260	83,260	5.25%	2.5
2.73% Term Notes due June 2018 (f), (g)	250,000	250,000	2.73%	4.9
8.50% Debentures due September 2024	15,644	15,644	8.50%	11.2
4.25% Medium-Term Notes due June 2018 (net of discount of $2,108 and $2,322) (g)	297,892	297,678	4.25%	4.9
Other	31	33	N/A	N/A
Total Unsecured Debt	2,009,689	1,979,198	4.10%	4.3
Total Debt	$3,394,723	$3,409,333	4.20%	4.7

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument. Secured debt encumbers $2.2 billion or 27.1% of UDR’s total real estate owned based upon gross book value ($5.8 billion or 72.9% of UDR’s real estate owned based on gross book value is unencumbered) as of June 30, 2013.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2013

(a) At June 30, 2013, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from December 2014 through May 2019 and carry interest rates ranging from 3.43% to 5.94%.
The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. During the three and six months ended June 30, 2013 and 2012, the Company had $1.2 million and $2.5 million and $1.2 million and $2.3 million of a reduction to interest expense based on amortization on the fair market adjustment of debt assumed in acquisition of properties, respectively. The unamortized fair market adjustment was a net premium of $14.4 million and $16.9 million at June 30, 2013 and December 31, 2012, respectively.
(b) UDR has three secured credit facilities with Fannie Mae with an aggregate commitment of $928.5 million at June 30, 2013. The Fannie Mae credit facilities are for terms of seven to ten years (maturing at various dates from May 2017 through July 2023) and bear interest at floating and fixed rates. At June 30, 2013, we have $628.3 million of the outstanding balance fixed at a weighted average interest rate of 4.99% and the remaining balance of $211.4 million on these facilities is currently at a weighted average variable interest rate of 1.63%.

On June 28, 2013, the Company refinanced $186 million of a Fannie Mae credit facility that carried an interest rate equal to LIBOR plus a spread of 284 basis points and was scheduled to mature in 2019. The new loans include a $90 million, 7-year fixed-rate loan that carries an interest rate of 3.95% and a $96 million, 10-year variable-rate loan that carries an interest rate equal to LIBOR plus a spread of 190 basis points. Three of the Company's communities were released from the facility and added to the Company's unencumbered asset pool.
Further information related to these credit facilities is as follows (dollars in thousands):

	June 30, 2013	December 31, 2012
Borrowings outstanding	$839,693	$842,487
Weighted average borrowings during the period ended	840,437	903,817
Maximum daily borrowings during the period ended	841,494	1,054,735
Weighted average interest rate during the period ended	4.3%	4.3%
Weighted average interest rate at the end of the period	4.2%	4.4%
(c) The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature on August 2019 and March 2032, respectively. Interest on these notes is payable in monthly installments. The variable rate mortgage notes have interest rates of 0.82% and 1.05%, respectively, as of June 30, 2013.

(d) The Company has a $900 million unsecured revolving credit facility. In June 2013, the Company amended its unsecured revolving credit facility. The amendment extends the maturity date to December 2017, includes a six month extension option, and contains an accordion feature that allows the Company to increase the facility to $1.45 billion. Based on the Company's current credit rating, the credit facility carries an interest rate equal to LIBOR plus a spread of 110 basis points and a facility fee of 20 basis points.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2013

The following is a summary of short-term bank borrowings under UDR’s bank credit facility at June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013	December 31, 2012
Total revolving credit facility	$900,000	$900,000
Borrowings outstanding at end of period (1)	228,500	76,000
Weighted average daily borrowings during the period ended	179,495	167,038
Maximum daily borrowings during the period ended	372,000	788,000
Weighted average interest rate during the period ended	1.2%	1.5%
Interest rate at end of the period	1.3%	1.4%
(1) Excludes $2.1 million and $3.9 million of letters of credit at June 30, 2013 and December 31, 2012, respectively.

(e) In June 2013, the Company amended and re-priced its $100 million unsecured term notes due in January 2016. The loan was re-priced from LIBOR plus 142.5 basis points to LIBOR plus 125 basis points, and the maturity date was extended to June 2018.

(f) In June 2013, the Company amended and re-priced its $250 million unsecured term notes due in January 2016. The loan was re-priced from LIBOR plus 142.5 basis points to LIBOR plus 125 basis points, and the maturity date was extended to June 2018.

(g) The Operating Partnership is a guarantor at June 30, 2013 and December 31, 2012.

The aggregate maturities, including amortizing principal payments of secured debt, of total debt for the next five calendar years subsequent to June 30, 2013 are as follows (dollars in thousands):

Year	Total Fixed Secured Debt	Total Variable Secured Debt	Total Secured Debt	Total Unsecured Debt (a)	Total Debt
2013	$6,639	$—	$6,639	$—	$6,639
2014	47,984	—	47,984	311,578	359,562
2015	197,191	—	197,191	552,889	750,080
2016	136,440	—	136,440	432,485	568,925
2017	178,374	65,000	243,374	—	243,374
Thereafter	512,297	241,109	753,406	712,737	1,466,143
Total	$1,078,925	$306,109	$1,385,034	$2,009,689	$3,394,723

(a) With the exception of the 1.45% Term Notes due June 2018 and revolving credit facility which carry a variable interest rate, all unsecured debt carries fixed interest rates.
We were in compliance with the covenants of our debt instruments at June 30, 2013.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2013

7. EARNINGS/(LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings/(loss) per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator for earnings per share:
Income/(loss) from continuing operations	$5,354	$(23,123)	$5,045	$(21,382)
Income from continuing operations attributable to noncontrolling interests	(3)	(43)	(7)	(95)
(Income)/loss from continuing operations attributable to redeemable noncontrolling interests in OP	(159)	875	(114)	806
Income/(loss) from continuing operations attributable to UDR, Inc.	5,192	(22,291)	4,924	(20,671)
Distributions to preferred stockholders - Series E (Convertible)	(931)	(931)	(1,862)	(1,862)
Distributions to preferred stockholders - Series G	—	(909)	—	(2,286)
Premium on preferred stock redemptions, net	—	(2,791)	—	(2,791)
Income/(loss) from continuing operations attributable to common stockholders	$4,261	$(26,922)	$3,062	$(27,610)

Income from discontinued operations, net of tax	$—	$179,429	$—	$264,316
Income from discontinued operations attributable to redeemable noncontrolling interests	—	(6,786)	—	(10,137)
Income from discontinued operations attributable to common stockholders	$—	$172,643	$—	$254,179

Net income attributable to common stockholders	$4,261	$145,721	$3,062	$226,569

Denominator for earnings per share:
Weighted average common shares outstanding	250,745	234,657	250,623	228,697
Non-vested restricted stock awards	(760)	(626)	(672)	(931)
Denominator for basic earnings per share	249,985	234,031	249,951	227,766
Incremental shares issuable from assumed conversion of: Stock options and unvested restricted stock	1,421	—	1,402	—
Denominator for diluted earnings per share	251,406	234,031	251,353	227,766
Income/(loss) per weighted average common share-basic:
Income/(loss) from continuing operations attributable to common stockholders	$0.02	$(0.12)	$0.01	$(0.12)
Income from discontinued operations attributable to common stockholders	$—	$0.74	$—	$1.12
Net income attributable to common stockholders	$0.02	$0.62	$0.01	$0.99
Income/(loss) per weighted average common share-diluted:
Income/(loss) from continuing operations attributable to common stockholders	$0.02	$(0.12)	$0.01	$(0.12)
Income from discontinued operations attributable to common stockholders	$—	$0.74	$—	$1.12
Net income attributable to common stockholders	$0.02	$0.62	$0.01	$0.99

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2013

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding. Diluted earnings per share is computed based upon the common shares issuable from the assumed conversion of the OP units, convertible preferred stock, stock options, and restricted stock. Only those instruments having a dilutive impact on our basic earnings per share are included in diluted earnings per share during the periods.
During the three and six months ended June 30, 2012, the effect of the conversion of the OP Units, convertible preferred stock, stock options and restricted stock is not dilutive, and is therefore not included in the above calculations as the Company reported a loss from continuing operations attributable to common stockholders.

The following table sets forth the additional shares of Common Stock outstanding by equity instrument if converted to Common Stock for each of the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
OP Units	9,323,802	9,416,843	9,352,255	9,419,070
Preferred Stock	3,035,548	3,035,548	3,035,548	3,035,548
Stock options and unvested restricted stock	1,420,846	1,348,466	1,402,451	1,328,336

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
The following table sets forth redeemable noncontrolling interests in the Operating Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership, December 31, 2012	$223,418
Mark to market adjustment to redeemable noncontrolling interests in the Operating Partnership	20,402
Conversion of OP Units to Common Stock	(1,711)
Net income attributable to redeemable noncontrolling interests in the Operating Partnership	114
Distributions to redeemable noncontrolling interests in the Operating Partnership	(4,721)
Allocation of other comprehensive income	151
Redeemable noncontrolling interests in the Operating Partnership, June 30, 2013	$237,653

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2013

The following sets forth net income/(loss) attributable to common stockholders and transfers from redeemable noncontrolling interests in the Operating Partnership for the following periods (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to common stockholders	$4,261	$145,721	$3,062	$226,569
Conversion of OP units to UDR Common Stock	62	146	1,711	146
Change in equity from net income attributable to common stockholders and conversion of OP units to UDR Common Stock	$4,323	$145,867	$4,773	$226,715
Noncontrolling interests
Noncontrolling interests represent interests of unrelated partners in certain consolidated affiliates, and is presented as part of equity in the Consolidated Balance Sheets since these interests are not redeemable. During the three and six months ended June 30, 2013 and 2012, net income attributable to noncontrolling interests was $3,000 and $7,000 and $43,000 and $95,000, respectively.

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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2013

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of June 30, 2013 and December 31, 2012 are summarized as follows (dollars in thousands):

			Fair Value at June 30, 2013, Using
	Total Carrying Amount in Statement of Financial Position at June 30, 2013	Fair Value Estimate at June 30, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Notes receivable (a)	$66,700	$67,618	$—	$—	$67,618
Derivatives- Interest rate contracts (b)	1	1	—	1	—
Total assets	$66,701	$67,619	$—	$1	$67,618

Derivatives- Interest rate contracts (b)	$7,560	$7,560	$—	$7,560	$—
Secured debt instruments- fixed rate: (c)
Mortgage notes payable	450,641	471,742	—	—	471,742
Fannie Mae credit facilities	628,284	658,532	—	—	658,532
Secured debt instruments- variable rate: (c)
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	211,409	211,409	—	—	211,409
Unsecured debt instruments: (c)
Commercial bank	228,500	228,500	—	—	228,500
Senior unsecured notes	1,781,189	1,863,768	—	—	1,863,768
Total liabilities	$3,402,283	$3,536,211	$—	$7,560	$3,528,651

Redeemable noncontrolling interests (d)	$237,653	$237,653	$—	$237,653	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2013

			Fair Value at December 31, 2012, Using
	Total Carrying Amount in Statement of Financial Position at December 31, 2012	Fair Value Estimate at December 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description:
Notes receivable (a)	$64,006	$64,930	$—	$—	$64,930
Derivatives- Interest rate contracts (b)	2	2	—	2	—
Total assets	$64,008	$64,932	$—	$2	$64,930

Derivatives- Interest rate contracts (b)	$11,022	$11,022	$—	$11,022	$—
Secured debt instruments- fixed rate: (c)
Mortgage notes payable	455,533	494,728	—	—	494,728
Fannie Mae credit facilities	631,078	689,295	—	—	689,295
Secured debt instruments- variable rate: (c)
Mortgage notes payable	37,415	37,415	—	—	37,415
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	211,409	211,409	—	—	211,409
Unsecured debt instruments: (c)
Commercial bank	76,000	76,000	—	—	76,000
Senior unsecured notes	1,903,198	2,039,736	—	—	2,039,736
Total liabilities	$3,420,355	$3,654,305	$—	$11,022	$3,643,283

Redeemable noncontrolling interests (d)	$223,418	$223,418	$—	$223,418	$—

(a)	See Note 2, Significant Accounting Policies

(b)	See Note 10, Derivatives and Hedging Activity

(c)	See Note 6, Secured and Unsecured Debt

(d)	See Note 8, Noncontrolling Interests

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2013

of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB's fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
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
Financial Instruments Not Carried at Fair Value
At June 30, 2013, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
We consider various factors to determine if a decrease in the value of our investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary decrease in the value of its investments in unconsolidated joint ventures during the three and six months ended June 30, 2013, respectively.
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
JUNE 30, 2013

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss, net” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2013 and 2012, the Company recorded less than a  $1,000 loss from ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item, and the fair value of interest rate swaps that were not zero at inception of the hedging relationship.
Amounts reported in “Accumulated other comprehensive loss, net” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through June 30, 2014, the Company estimates that an additional $5.6 million will be reclassified as an increase to interest expense.
As of June 30, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	11	$419,787
Interest rate caps	5	$274,291
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a gain/(loss) of $(3,000) and $(5,000) and $(7,000) and $291,000 for the three and six months ended June 30, 2013 and 2012, respectively.
As of June 30, 2013, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollar amounts in thousands):

Product	Number of Instruments	Notional
Interest rate caps	2	$155,197

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2013

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (amounts in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance Sheet Location	June 30, 2013	December 31, 2012	Balance Sheet Location	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$1	$2	Other liabilities	$7,560	$11,022
Total		$1	$2		$7,560	$11,022
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$—	$—	Other liabilities	$—	$—
Total		$—	$—		$—	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2013

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 (dollar amounts in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2013	2012		2013	2012		2013	2012

For the Three Months Ended June 30,
Interest rate products	$144	$(1,533)	Interest expense	$(1,608)	$(1,897)	Interest expense	$—	$—
Total	$144	$(1,533)		$(1,608)	$(1,897)		$—	$—

For the Six Months Ended June 30,
Interest rate products	$52	$(3,492)	Interest expense	$(3,545)	$(3,752)	Interest expense	$—	$—
Total	$52	$(3,492)		$(3,545)	$(3,752)		$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2013	2012

For the Three Months Ended June 30,
Interest rate products	Interest and other income, net	$(3)	$(7)
Total		$(3)	$(7)

For the Six Months Ended June 30,
Interest rate products	Interest and other income, net	$(5)	$291
Total		$(5)	$291

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2013

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
Certain of the Company’s agreements with its derivative counterparties contain provisions where if there is a change in the Company’s financial condition that materially changes the Company’s creditworthiness in an adverse manner, the Company may be required to fully collateralize its obligations under the derivative instrument. At June 30, 2013 and December 31, 2012, no cash collateral was posted or required to be posted by the Company or by a counterparty.
The Company also has an agreement with a derivative counterparty that incorporates the loan and financial covenant provisions of the Company’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with these covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.
The Company has certain agreements with some of its derivative counterparties that contain a provision where, in the event of default by the Company or the counterparty, the right of setoff may be exercised. Any amount payable to one party by the other party may be reduced by its setoff against any amounts payable by the other party. Events that give rise to default by either party may include, but are not limited to, the failure to pay or deliver payment under the derivative contract, the failure to comply with or perform under the derivative agreement, bankruptcy, a merger without assumption of the derivative agreement, or in a merger, a surviving entity's creditworthiness is materially weaker than the original party to the derivative agreement.
As of June 30, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $8.0 million. As of June 30, 2013, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2013, it would have been required to settle its obligations under the agreements at their termination value of $8.0 million.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2013

The Company has elected not to offset derivative positions in the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of June 30, 2013 and December 31, 2012:

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Financial Instruments	Cash Collateral Received	Net Amount

June 30, 2013	$1	$—	$1	$—	$—	$1

December 31, 2012	$2	$—	$2	$—	$—	$2

(a) Amounts reconcile to the aggregate fair value of derivative assets in the "Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet" located in this footnote.

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (b)	Financial Instruments	Cash Collateral Posted	Net Amount

June 30, 2013	$7,560	$—	$7,560	$—	$—	$7,560

December 31, 2012	$11,022	$—	$11,022	$—	$—	$11,022

(b) Amounts reconcile to the aggregate fair value of derivative liabilities in the "Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet" located in this footnote.

11. STOCK BASED COMPENSATION
During the three and six months ended June 30, 2013 and 2012, we recognized $2.4 million and $4.3 million and $4.7 million and $7.0 million, respectively, as stock based compensation expense, which is inclusive of awards granted to our independent directors.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2013

12. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Company’s real estate commitments at June 30, 2013 (dollars in thousands):

	Number of Properties	Costs Incurred to Date	Expected Costs to Complete (a)	Average Ownership Stake
Wholly owned — under development	6	$433,707	$348,743	100%
Wholly owned — redevelopment	2	95,818	39,482	100%
Joint ventures:
Unconsolidated joint ventures	3	196,531	3,678	76%
		$726,056	$391,903
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
UDR’s two reportable segments are same store communities and non-mature communities/other:

•
Same store communities represent those communities acquired, developed, and stabilized prior to April 1, 2012 and held as of June 30, 2013. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2013

•
Non-mature communities/other represent those communities that were acquired or developed in 2011, 2012, or 2013, sold properties, redevelopment properties, consolidated joint venture properties, and the non-apartment components of mixed use properties.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and six months ended June 30, 2013 and 2012.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2013

The following table details rental income and NOI from continuing and discontinued operations for UDR’s reportable segments for the three and six months ended June 30, 2013 and 2012, and reconciles NOI to net income/(loss) attributable to UDR, Inc. per the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reportable apartment home segment rental income
Same Store Communities
West Region	$61,047	$57,852	$120,303	$114,140
Mid-Atlantic Region	41,600	40,436	82,950	80,162
Northeast Region	14,564	13,450	28,663	26,593
Southeast Region	28,934	27,364	57,478	54,376
Southwest Region	11,162	10,472	22,168	20,639
Non-Mature Communities/Other	31,306	41,116	61,352	84,123
Total segment and consolidated rental income	$188,613	$190,690	$372,914	$380,033
Reportable apartment home segment NOI
Same Store Communities
West Region	$43,448	$40,435	$85,311	$79,663
Mid-Atlantic Region	29,049	28,063	57,811	55,629
Northeast Region	10,699	9,725	20,770	19,026
Southeast Region	18,812	17,764	37,516	35,356
Southwest Region	6,966	6,019	13,667	12,190
Non-Mature Communities/Other	19,679	26,905	38,894	55,161
Total segment and consolidated NOI	128,653	128,911	253,969	257,025
Reconciling items:
Joint venture management and other fees	3,217	2,717	6,140	5,706
Property management	(5,187)	(5,244)	(10,255)	(10,451)
Other operating expenses	(1,807)	(1,434)	(3,450)	(2,817)
Real estate depreciation and amortization	(85,131)	(84,474)	(168,573)	(178,721)
General and administrative	(9,866)	(13,738)	(19,342)	(23,117)
Hurricane-related recoveries/(charges), net	2,772	—	5,793	—
Other depreciation and amortization	(1,138)	(1,017)	(2,284)	(1,935)
Income/(loss) from unconsolidated entities	515	(2,412)	(2,287)	(5,103)
Interest expense	(30,803)	(41,542)	(61,784)	(76,287)
Interest and other income/(expense), net	1,446	(285)	2,462	409
Tax benefit, net	2,683	2,818	4,656	25,694
Net income attributable to redeemable noncontrolling interests in OP	(159)	(5,911)	(114)	(9,331)
Net income attributable to noncontrolling interests	(3)	(43)	(7)	(95)
Net gain on sale of depreciable property, net of tax	—	172,006	—	252,531
Net income attributable to UDR, Inc.	$5,192	$150,352	$4,924	$233,508

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2013

The following table details the assets of UDR’s reportable segments as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013	December 31, 2012
Reportable apartment home segment assets:
Same Store Communities:
West Region	$2,412,380	$2,422,987
Mid-Atlantic Region	1,424,669	1,419,873
Northeast Region	730,427	723,437
Southeast Region	880,537	887,482
Southwest Region	387,275	385,377
Non-Mature Communities/Other	2,181,400	2,216,672
Total segment assets	8,016,688	8,055,828
Accumulated depreciation	(2,071,649)	(1,924,682)
Total segment assets — net book value	5,945,039	6,131,146
Reconciling items:
Cash and cash equivalents	9,035	12,115
Restricted cash	24,843	23,561
Deferred financing costs, net	27,043	24,990
Notes receivable, net	66,700	64,006
Investment in and advances to unconsolidated joint ventures, net	533,335	477,631
Other assets	137,548	125,654
Total consolidated assets	$6,743,543	$6,859,103
Capital expenditures related to our same store communities totaled $14.8 million and $21.7 million and $15.7 million and $25.6 million for the three and six months ended June 30, 2013 and 2012, respectively. Capital expenditures related to our non-mature communities/other totaled $1.3 million and $1.6 million and $1.6 million and $4.0 million for the three and six months ended June 30, 2013 and 2012, respectively.
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

14. HURRICANE-RELATED (RECOVERIES)/CHARGES

In October 2012, Hurricane Sandy hit the East Coast, affecting three of the Company’s operating communities (1,706 apartment homes) located in New York City. The properties suffered some physical damage, and were closed to residents for a period following the hurricane. The Company has insurance policies that provide coverage for property damage and business interruption, subject to applicable retention.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2013

Based on the claims filed and management’s estimates, the Company recognized a $9.0 million impairment charge for the damaged assets’ net book value and incurred $10.4 million of repair and cleanup costs during the year ended December 31, 2012. The impairment charge and the repair and cleanup costs incurred were reduced as of December 31, 2012 by $14.5 million of estimated insurance recovery, and were classified in “Hurricane related (recoveries)/charges, net” on the Consolidated Statements of Operations. During the three and six months ended June 30, 2013, no further impairment charge related to the damaged assets' net book value has been recognized. With the exception of one of the properties that is under redevelopment at June 30, 2013, the rehabilitation of the remaining two properties is expected to be completed in the third quarter of 2013.
As of June 30, 2013, the Company had received insurance proceeds in excess of the $14.5 million estimated insurance recovery receivable related to the impairment charge and the repair and cleanup costs resulting in a Hurricane-related recovery of approximately $2.8 million classified in "Hurricane-related (recoveries)/charges, net" on the Consolidated Statements of Operations.
Based on the claims filed and management’s estimates, the Company recognized $4.4 million of business interruption losses for the year ended December 31, 2012, of which $3.6 million were related to rent concession rebates provided to tenants during the period the properties were uninhabitable and were classified in “Hurricane-related (recoveries)/charges, net,” on the Consolidated Statements of Operations, and $767,000 were related to rent that was not contractually receivable and were classified as a reduction to “Rental income” on the Consolidated Statements of Operations.
During the three and six months ended June 30, 2013, the Company received $548,000 and $3.0 million of insurance proceeds for recovery of business interruption losses, respectively. Of the $3.0 million of insurance proceeds received, $2.8 million related to recovery of business interruption losses incurred in 2012 and the remaining $187,000 related to recovery of business interruption losses incurred in 2013. The $3.0 million of recovery was classified as “Hurricane related (recoveries)/charges, net” on the Consolidated Statements of Operations as of June 30, 2013.

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

UNITED DOMINION REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	June 30, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$4,143,064	$4,095,528
Less: accumulated depreciation	(1,186,621)	(1,096,001)
Real estate held for investment, net	2,956,443	2,999,527
Real estate under development (net of accumulated depreciation $1,132 and $1,132)	118,449	86,260
Total real estate owned, net of accumulated depreciation	3,074,892	3,085,787
Cash and cash equivalents	3,197	2,804
Restricted cash	13,912	12,926
Deferred financing costs, net	6,516	6,072
Other assets	28,213	28,665
Total assets	$3,126,730	$3,136,254

LIABILITIES AND CAPITAL

Liabilities:
Secured debt	$939,148	$967,239
Notes payable due to General Partner	88,696	88,696
Real estate taxes payable	6,561	5,783
Accrued interest payable	2,966	3,604
Security deposits and prepaid rent	14,411	13,360
Distributions payable	43,488	40,752
Deferred gains on the sale of depreciable property	63,838	63,838
Accounts payable, accrued expenses, and other liabilities	39,975	34,226
Total liabilities	1,199,083	1,217,498

Commitments and contingencies (Note 11)

Capital:
Partners’ capital:
General partner: 110,883 OP units outstanding at June 30, 2013 and December 31, 2012	1,182	1,223
Limited partners: 184,170,370 OP units outstanding at June 30, 2013 and December 31, 2012	1,852,392	1,921,445
Accumulated other comprehensive loss, net	(4,001)	(5,369)
Total partners’ capital	1,849,573	1,917,299
Payable/(receivable) due to/(from) General Partner	65,449	(11,056)
Noncontrolling interest	12,625	12,513
Total capital	1,927,647	1,918,756
Total liabilities and capital	$3,126,730	$3,136,254
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

REVENUES:
Rental income	$102,709	$98,031	$202,769	$193,926

OPERATING EXPENSES:
Property operating and maintenance	19,198	18,877	37,771	37,481
Real estate taxes and insurance	11,050	10,203	22,414	20,260
Property management	2,824	2,696	5,576	5,333
Other operating expenses	1,423	1,305	2,809	2,623
Real estate depreciation and amortization	45,307	46,733	90,700	97,205
General and administrative	5,894	7,295	11,469	14,946
Hurricane-related (recoveries)/charges, net	(2,257)	—	(4,276)	—
Total operating expenses	83,439	87,109	166,463	177,848

Operating income	19,270	10,922	36,306	16,078

Interest expense	8,783	12,402	17,778	24,883
Interest expense on note payable due to General Partner	267	489	534	978
Income/(loss) from continuing operations	10,220	(1,969)	17,994	(9,783)
Income from discontinued operations	—	53,372	—	54,294
Net income	10,220	51,403	17,994	44,511
Net income attributable to noncontrolling interests	(66)	(231)	(112)	(265)
Net income attributable to OP unitholders	$10,154	$51,172	$17,882	$44,246

Income/(loss) per weighted average OP unit- basic and diluted:
Income/(loss) from continuing operations attributable to OP unitholders	$0.06	$(0.01)	$0.10	$(0.05)
Income from discontinued operations attributable to OP unitholders	$—	$0.29	$—	$0.29
Net income attributable to OP unitholders	$0.06	$0.28	$0.10	$0.24

Weighted average OP units outstanding - basic and diluted	184,281	184,281	184,281	184,281
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$10,220	$51,403	$17,994	$44,511

Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss)- derivative instruments:
Unrealized holding loss	(29)	(701)	(83)	(1,370)
Loss reclassified into earnings from other comprehensive income	569	850	1,451	1,682
Other comprehensive income, including portion attributable to noncontrolling interests	540	149	1,368	312

Comprehensive income	10,760	51,552	19,362	44,823

Comprehensive income attributable to noncontrolling interests	(66)	(231)	(112)	(265)

Comprehensive income attributable to OP unitholders	$10,694	$51,321	$19,250	$44,558

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

	Class A Limited Partners	Limited Partners	UDR, Inc.		Accumulated Other Comprehensive Income/(Loss), net	Total Partners' Capital	Payable/(Receivable) due to/(from) General Partner	Noncontrolling Interest
			Limited Partner	General Partner					Total
Balance at December 31, 2012	$41,656	$181,762	$1,698,027	$1,223	$(5,369)	$1,917,299	$(11,056)	$12,513	$1,918,756
Distributions	(1,164)	(3,560)	(82,200)	(52)	—	(86,976)	—	—	(86,976)
OP Unit Redemptions for common shares of UDR	—	(1,711)	1,711	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	3,989	15,773	(19,762)	—	—	—	—	—	—
Net income	170	735	16,966	11	—	17,882	—	112	17,994
Other comprehensive income	—	—	—	—	1,368	1,368	—	—	1,368
Net change in amount due to/(from) General Partner	—	—	—	—	—	—	76,505	—	76,505
Balance at June 30, 2013	$44,651	$192,999	$1,614,742	$1,182	$(4,001)	$1,849,573	$65,449	$12,625	$1,927,647
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for unit data)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net income	17,994	44,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,635	98,411
Net gain on the sale of depreciable property	—	(51,182)
Hurricane-related (recoveries)/charges, net	(2,151)	—
Other	1,989	1,333
Changes in operating assets and liabilities:
Decrease in operating assets	665	3,863
Increase/(decrease) in operating liabilities	2,090	(1,092)
Net cash provided by operating activities	111,222	95,844

Investing Activities
Development of real estate assets	(27,752)	(3,572)
Proceeds from sales of real estate investments, net	—	113,263
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(48,035)	(41,377)
Net cash (used in)/provided by investing activities	(75,787)	68,314

Financing Activities
Advances from General Partner, net	10,573	61,423
Proceeds from the issuance of secured debt	—	26,054
Payments on secured debt	(39,865)	(246,665)
Distributions paid to partnership unitholders	(4,625)	(4,500)
Payments of financing costs	(1,125)	—
Net cash used in financing activities	(35,042)	(163,688)
Net increase in cash and cash equivalents	393	470
Cash and cash equivalents, beginning of period	2,804	704
Cash and cash equivalents, end of period	$3,197	$1,174

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$22,064	$26,003
Reallocation of credit facilities debt from General Partner	$13,682	$—
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

1. CONSOLIDATION AND BASIS OF PRESENTATION
Consolidation and Basis of Presentation
United Dominion Realty, L.P. (“UDR, L.P.”, the “Operating Partnership”, “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the three and six months ended June 30, 2013 and 2012, rental revenues of the Operating Partnership represented 54% and 54% and 53% and 53%, respectively, of the General Partner’s consolidated rental revenues (including those classified within discontinued operations). At June 30, 2013, the Operating Partnership’s apartment portfolio consisted of 70 communities located in 18 markets consisting of 21,660 apartment homes.
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
As of June 30, 2013, there were 184,281,253 OP Units outstanding, of which, 174,957,876 or 94.9% were owned by UDR and affiliated entities and 9,323,377 or 5.1% were owned by non-affiliated limited partners. See Note 9, Capital Structure.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of June 30, 2013, and results of operations for the three and six months ended June 30, 2013 and 2012 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2012 included in the Annual Report on Form 10-K filed by UDR and the Operating Partnership with the SEC on February 27, 2013.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2013

2. SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-10, Disclosures about Offsetting Assets and Liabilities. The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either 1) offset on the balance sheet in accordance with the “Offsetting Guidance” in ASC 210-20-45 or ASC 815-10-45 (collectively, the offsetting guidance) or 2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with the “Offsetting Guidance”. The amendments, which were adopted by the Operating Partnership on January 1, 2013, impact the Operating Partnership's disclosures related to its derivative activities. (See Note 8, Derivatives and Hedging Activity.) The new guidance did not have any impact on the Operating Partnership's consolidated financial position, results of operations, or cash flows.

In February 2012, the FASB issued ASU No. 2013-02, Other Comprehensive Income (Topic 220) to require preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the notes thereto) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other existing disclosures is required in the notes. The amendments, which were adopted by the Operating Partnership on January 1, 2013, did not have any impact on the Operating Partnership's consolidated financial position, results of operations, or cash flows. The accompanying consolidated financial statements include the required disclosures in the Consolidated Statement of Comprehensive Income/(Loss) or in the notes thereto for each of the three and six month periods ended June 30, 2013 and 2012.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2013

Comprehensive Income/(Loss)
Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and six months ended June 30, 2013 and 2012, the Operating Partnership's other comprehensive income/(loss) consisted of the loss (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges and loss reclassified from accumulated other comprehensive income/(loss) into earnings. The loss reclassified from accumulated other comprehensive income/(loss) is included in interest expense in the accompanying Consolidated Statements of Operations. See Note 8, Derivatives and Hedging Activity for further discussion.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2013

3. REAL ESTATE OWNED
Real estate assets owned by the Operating Partnership consists of income producing operating properties, properties held for sale, properties under development, and land held for future development. At June 30, 2013, the Operating Partnership owned and consolidated 70 communities in nine states plus the District of Columbia totaling 21,660 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of June 30, 2013 and December 31, 2012 (dollar amounts in thousands):

	June 30, 2013	December 31, 2012
Land	$1,012,488	$1,006,724
Depreciable property — held and used:
Buildings and improvements	3,007,677	2,970,510
Furniture, fixtures and equipment	122,899	118,294
Under development:
Land	25,833	25,833
Construction in progress	93,748	61,559
Real estate owned	4,262,645	4,182,920
Accumulated depreciation	(1,187,753)	(1,097,133)
Real estate owned, net	$3,074,892	$3,085,787
The Operating Partnership did not have any acquisitions during the three and six months ended June 30, 2013 and 2012.
All development projects and related carrying costs are capitalized and reported on the Consolidated Balance Sheets as “Real estate under development.” The costs of development projects which include interest, real estate taxes, insurance and allocated development overhead related to support costs for personnel working directly on the development site are capitalized during the construction period. These costs, excluding the direct costs of development and capitalized interest for the three and six months ended June 30, 2013 and 2012 were $678,000 and $1.4 million and $344,000 and $883,000, respectively. During the three and six months ended June 30, 2013 and 2012, total capitalized interest was $1.4 million and $2.7 million and $680,000 and $1.3 million, respectively.

In October 2012, Hurricane Sandy hit the East Coast, affecting two of the Operating Partnership’s operating communities (1,001 apartment homes) located in New York City. The properties suffered some physical damage, and were closed to residents for a period following the hurricane. The Operating Partnership has insurance policies that provide coverage for property damage and business interruption, subject to applicable retention.

Based on the claims filed and management’s estimates, the Operating Partnership recognized a $7.1 million impairment charge for the damaged assets’ net book value and incurred $7.0 million of repair and cleanup costs during the year ended December 31, 2012. The impairment charge and the repair and cleanup costs incurred were reduced as of December 31, 2012 by $10.8 million of estimated insurance recovery, and were classified in "Hurricane related (recoveries)/charges, net" on the Consolidated Statements of Operations. During the three and six months ended June 30, 2013, no further impairment charge related to the damaged assets' net book value has been recognized. The rehabilitation of these two properties is expected to be completed in the third quarter of 2013. See Note 13, Hurricane-Related (Recoveries)/Charges for additional information.

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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2013

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
During the three and six months ended June 30, 2013, the Operating Partnership did not dispose of any communities. During the three and six months ended June 30, 2012, the Operating Partnership sold four communities with 1,314 apartment homes. At June 30, 2013, the Operating Partnership had no communities that met the criteria to be classified as held for sale and included in discontinued operations.
During the three and six months ended June 30, 2012, the Operating Partnership recognized a net gain on the sale of communities for financial reporting purposes of $51.3 million and $51.2 million, respectively, which is included in discontinued operations. The results of operations for these properties are classified in the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations.”
The following is a summary of income from discontinued operations for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rental income	$—	$3,377	$—	$6,750

Rental expenses	—	1,178	—	2,247
Property management	—	93	—	186
Real estate depreciation	—	—	—	1,205
	—	1,271	—	3,638
Income before net gain on the sale of depreciable property	—	2,106	—	3,112
Net gain on the sale of depreciable property	—	51,266	—	51,182
Income from discontinued operations	$—	$53,372	$—	$54,294

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2013

5. DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	Principal Outstanding		For the Six Months Ended June 30, 2013
	June 30, 2013	December 31, 2012	Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
Fixed Rate Debt
Mortgage notes payable	$390,923	$394,999	5.42%	3.0	5
Fannie Mae credit facilities	379,167	370,638	4.71%	6.0	10
Total fixed rate secured debt	770,090	765,637	5.07%	4.5	15
Variable Rate Debt
Mortgage notes payable	—	37,415	—	—	—
Tax-exempt secured note payable	27,000	27,000	1.05%	18.7	1
Fannie Mae credit facilities	142,058	137,187	1.92%	8.2	5
Total variable rate secured debt	169,058	201,602	1.78%	9.9	6
Total Secured Debt	$939,148	$967,239	4.48%	5.5	21
As of June 30, 2013, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $928.5 million with $839.7 million outstanding. The Fannie Mae credit facilities are for an initial term of 10 years and bear interest at floating and fixed rates. At June 30, 2013, $628.3 million of the outstanding balance was fixed at a weighted average interest rate of 4.99% and the remaining balance of $211.4 million on these facilities had a weighted average variable interest rate of 1.63%. During the three months ended June 30, 2013, the General Partner reallocated an additional $13.7 million of the Fannie Mae credit facilities to the Operating Partnership. At June 30, 2013, there was a total of $521.2 million of these credit facilities allocated to the Operating Partnership based on the ownership of the assets securing the debt. Following is information related to the credit facilities allocated to the Operating Partnership:

	June 30, 2013	December 31, 2012
	(dollar amounts in thousands)
Borrowings outstanding	$521,225	$507,825
Weighted average borrowings during the period ended	521,687	544,793
Maximum daily borrowings during the period	522,343	635,762
Weighted average interest rate during the period ended	4.3%	4.3%
Interest rate at the end of the period	4.2%	4.4%
The Operating Partnership may from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair value adjustment of the fixed rate debt instruments on the Operating Partnership’s properties was a net premium of $11.9 million and $13.8 million at June 30, 2013 and December 31, 2012, respectively.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2013

Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from December 2015 through May 2019 and carry interest rates ranging from 3.43% to 5.94%.
Secured credit facilities. At June 30, 2013, the General Partner had borrowings against its fixed rate facilities of $628.3 million of which $379.2 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of June 30, 2013, the fixed rate Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average fixed interest rate of 4.71%.
Variable Rate Debt
Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures March 2032. Interest on this note is payable in monthly installments. The note had an interest rate of 1.05% as of June 30, 2013.
Secured credit facilities. At June 30, 2013, the General Partner had borrowings against its variable rate facilities of $211.4 million of which $142.1 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of June 30, 2013, the variable rate borrowings under the Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average floating interest rate of 1.92%.
The aggregate maturities of the Operating Partnership’s secured debt due during each of the next five calendar years subsequent to June 30, 2013 are as follows (dollars in thousands):

	Fixed		Variable
	Mortgage Notes	Credit Facilities	Tax Exempt Notes Payable	Credit Facilities	Total
2013	$4,183	$164	$—	$—	$4,347
2014	8,559	344	—	—	8,903
2015	192,910	364	—	—	193,274
2016	131,956	382	—	—	132,338
2017	1,640	15,684	—	6,566	23,890
Thereafter	51,675	362,229	27,000	135,492	576,396
Total	$390,923	$379,167	$27,000	$142,058	$939,148
Guarantor on Unsecured Debt
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $900 million, $250 million of term notes due June 2018, $100 million of term notes due June 2018, $300 million of medium-term notes due June 2018, and $400 million of medium-term notes due January 2022. As of June 30, 2013 and December 31, 2012, there were $228.5 million and $76.0 million outstanding borrowings under the unsecured revolving credit facility, respectively.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2013

6. RELATED PARTY TRANSACTIONS
Payable/(Receivable) Due To/(From) the General Partner
The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had a net payable balance of $65.4 million and a net receivable balance of $11.1 million at June 30, 2013 and December 31, 2012, respectively, which is reflected as an increase and a reduction of capital, respectively, on the Consolidated Balance Sheets.
Allocation of General and Administrative Expenses
The General Partner provides various general and administrative and other overhead services for the Operating Partnership including legal assistance, acquisitions analysis, marketing and advertising, and allocates these expenses to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on its pro-rata portion of UDR’s total apartment homes. During the three and six months ended June 30, 2013 and 2012, the general and administrative expenses allocated to the Operating Partnership by UDR were $5.6 million and $10.9 million and $7.1 million and $14.6 million, respectively, and are included in “General and Administrative” expenses on the Consolidated Statements of Operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.
During the three and six months ended June 30, 2013 and 2012, the Operating Partnership incurred $3.0 million and $6.0 million and $2.8 million and $5.5 million, respectively, of related party management fees related to a management agreement entered into in 2011 with wholly owned subsidiaries of RE3. (See further discussion in paragraph below.) These related party management fees are initially recorded to “General and Administrative” expense, and a portion related to management fees charged by the Taxable REIT Subsidiary (“TRS”) of the General Partner is reclassified to “Property Management” expense on the Consolidated Statements of Operations. (See further discussion below.)
Management Fee
In 2011, the Operating Partnership entered into a management agreement with wholly owned subsidiaries of RE3. Under the management agreement, the Operating Partnership is charged a management fee equal to 2.75% of gross rental revenues, which is classified in "Property Management" on the Consolidated Statements of Operations.
Guaranties by the General Partner
The Operating Partnership provided a “bottom dollar” guaranty to certain limited partners as part of their original contribution to the Operating Partnership. The guaranty protects the tax basis of the underlying contribution and is reflected on the OP unitholder’s Schedule K-1 tax form. The guaranty was made in the form of a note payable issued by the Operating Partnership to the General Partner at an annual interest rate of 0.932% at June 30, 2013 and December 31, 2012, respectively. Interest payments are made monthly and the note is due December 31, 2013. At June 30, 2013 and December 31, 2012, respectively, the note payable due to the General Partner was $83.2 million.
In 2011, the Operating Partnership also provided a "bottom dollar" guaranty in conjunction with 1,802,239 OP Units issued in partial consideration to the seller for the acquisition of an operating community. The guaranty was made in the form of a note payable issued by the Operating Partnership to the General Partner at an annual interest rate of 5.337%. Interest payments are due monthly and the note matures on August 31, 2021. At June 30, 2013 and December 31, 2012, respectively, the note payable due to the General Partner was $5.5 million.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2013

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

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of June 30, 2013 and December 31, 2012 are summarized as follows (dollars in thousands):

			Fair Value at June 30, 2013, Using
	Total Carrying Amount in Statement of Financial Position on June 30, 2013	Fair Value Estimate at June 30, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Derivatives- Interest rate contracts (a)	$1	$1	$—	$1	$—
Total assets	$1	$1	$—	$1	$—

Derivatives- Interest rate contracts (a)	$3,490	$3,490	$—	$3,490	$—
Secured debt instruments- fixed rate: (b)
Mortgage notes payable	390,923	409,771	—	—	409,771
Fannie Mae credit facilities	379,167	392,762	—	—	392,762
Secured debt instruments- variable rate: (b)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Fannie Mae credit facilities	142,058	142,058	—	—	142,058
Total liabilities	$942,638	$975,081	$—	$3,490	$971,591

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2013

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
Although the Operating Partnership has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2013 and December 31, 2012, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB's fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Financial Instruments Not Carried at Fair Value
At June 30, 2013, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2013

approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Operating Partnership using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss, net” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2013 and 2012, the Operating Partnership recorded less than a $1,000 loss of ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2013

Amounts reported in “Accumulated other comprehensive loss, net” related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is allocated to the Operating Partnership. During the next twelve months through June 30, 2014, we estimate that an additional $2.3 million will be reclassified as an increase to interest expense.
As of June 30, 2013, the Operating Partnership had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	2	$96,985
Interest rate caps	5	$255,587
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in losses of $3,000 and $5,000 and $5,000 and $7,000 for the three and six months ended June 30, 2013 and 2012, respectively.
As of June 30, 2013, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollar amounts in thousands):

Product	Number of Instruments	Notional
Interest rate caps	1	$83,299

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Operating Partnership’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012.

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance Sheet Location	June 30, 2013	December 31, 2012	Balance Sheet Location	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$1	$2	Other liabilities	$3,490	$4,750
Total		$1	$2		$3,490	$4,750

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$—	$—	Other liabilities	$—	$—
Total		$—	$—		$—	$—

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2013

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 (dollar amounts in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships				Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2013	2012		2013	2012

For the Three Months Ended June 30,

Interest rate products	$(29)	$(701)	Interest expense	$(569)	$(850)
Total	$(29)	$(701)		$(569)	$(850)

For the Six Months Ended June 30,
Interest rate products	$(83)	$(1,370)	Interest expense	$(1,451)	$(1,682)
Total	$(83)	$(1,370)		$(1,451)	$(1,682)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

		2013	2012

For the Three Months Ended June 30,
Interest rate products	Other operating expenses	$(3)	$(5)
Total		$(3)	$(5)
For the Six Months Ended June 30,
Interest rate products	Other operating expenses	$(5)	$(7)
Total		$(5)	$(7)
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
Certain of the General Partner’s agreements with its derivative counterparties contain provisions where if there is a change in the General Partner’s financial condition that materially changes the General Partner’s creditworthiness in an adverse

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2013

manner, the General Partner may be required to fully collateralize its obligations under the derivative instrument. At June 30, 2013 and December 31, 2012, no cash collateral was posted or required to be posted by the General Partner or by a counterparty.
The General Partner also has an agreement with a derivative counterparty that incorporates the loan and financial covenant provisions of the General Partner’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with these covenant provisions would result in the General Partner being in default on any derivative instrument obligations covered by the agreement.
The General Partner has certain agreements with some of its derivative counterparties that contain a provision where in the event of default by the General Partner or the counterparty, the right of setoff may be exercised. Any amount payable to one party by the other party may be reduced by its setoff against any amounts payable by the other party. Events that give rise to default by either party may include, but are not limited to, the failure to pay or deliver payment under the derivative contract, the failure to comply with or perform under the derivative agreement, bankruptcy, a merger without assumption of the derivative agreement, or in a merger, a surviving entity's creditworthiness is materially weaker than the original party to the derivative agreement.
As of June 30, 2013, the fair value of derivatives in a net liability position that were allocated to the Operating Partnership, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.6 million. As of June 30, 2013, the General Partner has not posted any collateral related to these agreements. If the General Partner had breached any of these provisions at June 30, 2013, it would have been required to settle its obligations under the agreements at their termination value of $3.6 million.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2013

The General Partner has elected not to offset derivative positions in the consolidated financial statements. The table below presents the effect on the Operating Partnership's financial position had the General Partner made the election to offset its derivative positions as of June 30, 2013 and December 31, 2012:

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Financial Instruments	Cash Collateral Received	Net Amount

June 30, 2013	$1	$—	$1	$—	$—	$1

December 31, 2012	$2	$—	$2	$—	$—	$2

(a) Amounts reconcile to the aggregate fair value of derivative assets in the "Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet" located in this footnote.

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (b)	Financial Instruments	Cash Collateral Posted	Net Amount

June 30, 2013	$3,490	$—	$3,490	$—	$—	$3,490

December 31, 2012	$4,750	$—	$4,750	$—	$—	$4,750

(b) Amounts reconcile to the aggregate fair value of derivative liabilities in the "Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet" located in this footnote.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2013

9. CAPITAL STRUCTURE
General Partnership Units
The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Partnership Units. There were 110,883 General Partnership units outstanding at June 30, 2013 and December 31, 2012, all of which were held by UDR.
Limited Partnership Units
At June 30, 2013 and December 31, 2012, there were 184,170,370 limited partnership units outstanding, of which 1,873,332 were Class A Limited Partnership units. UDR owned 174,846,993 or 94.9% and 174,775,152 or 94.9% at June 30, 2013 and December 31, 2012, respectively, of which 121,661 were Class A Limited Partnership units. The remaining 9,323,377 or 5.1% and 9,395,218 or 5.1% limited partnership units, were held by non-affiliated partners at June 30, 2013 and December 31, 2012, respectively, of which 1,751,671 were Class A Limited Partnership units.
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
The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $237.7 million and $223.4 million as of June 30, 2013 and December 31, 2012, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.
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
Allocation of profits and losses
Profit of the Operating Partnership is allocated in the following order: (i) to the General Partner and the Limited Partners in proportion to and up to the amount of cash distributions made during the year, and (ii) to the General Partner and Limited Partners in accordance with their percentage interests. Losses and depreciation and amortization expenses, non-recourse liabilities are allocated to the General Partner and Limited Partners in accordance with their percentage interests. Losses allocated to the Limited Partners are capped to the extent that such an allocation would not cause a deficit in the Limited

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2013

Partners' capital accounts. Such losses are, therefore, allocated to the General Partner. If any Partner’s capital balance were to fall into a deficit, any income and gains are allocated to each Partner sufficient to eliminate its negative capital balance.

10. EARNINGS/(LOSS) PER OPERATING PARTNERSHIP UNIT
Basic earnings per OP Unit is computed by dividing net income/(loss) attributable to general and limited partner units by the weighted average number of general and limited partner units (including redeemable OP Units) outstanding during the year. Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units or resulted in the issuance of OP Units that shared in the earnings of the Operating Partnership. For the three and six months ended June 30, 2013 and 2012, there were no dilutive instruments outstanding, and therefore, diluted earnings per OP Unit and basic earnings per OP Unit are the same.
The following table sets forth the computation of basic and diluted earnings/(loss) per OP unit for the periods presented (amounts in thousands, except per OP unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Numerator for earnings per OP unit — basic and diluted:
Income/(loss) from continuing operations	$10,220	$(1,969)	$17,994	$(9,783)
Income from continuing operations attributable to noncontrolling interests	(66)	(44)	(112)	(78)
Income/(loss) from continuing operations attributable to OP unitholders	$10,154	$(2,013)	$17,882	$(9,861)

Income from discontinued operations	$—	$53,372	$—	$54,294
Income from discontinued operations attributable to noncontrolling interests	—	(187)	—	(187)
Income from discontinued operations attributable to OP unitholders	$—	$53,185	$—	$54,107

Net (loss)/income	$10,220	$51,403	$17,994	$44,511
Net income attributable to noncontrolling interests	(66)	(231)	(112)	(265)
Net income attributable to OP unitholders	$10,154	$51,172	$17,882	$44,246

Denominator for earnings per OP unit — basic and diluted:
Weighted average OP units outstanding — basic and diluted	184,281	184,281	184,281	184,281

Income/(loss) per weighted average OP unit — basic and diluted:
Income/(loss) from continuing operations attributable to OP unitholders	$0.06	$(0.01)	$0.10	$(0.05)
Income from discontinued operations attributable to OP unitholders	$—	$0.29	$—	$0.29
Net income attributable to OP unitholders	$0.06	$0.28	$0.10	$0.24

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2013

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
The Operating Partnership’s two reportable segments are same store communities and non-mature communities/other:

•
Same store communities represent those communities acquired, developed, and stabilized prior to April 1, 2012 and held as of June 30, 2013. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

•
Non-mature communities/other represent a community that was acquired in 2012, development properties, sold properties, redevelopment properties, and the non-apartment components of mixed use properties.

Management of the General Partner evaluates the performance of each of the Operating Partnership's apartment communities on a same store community and non-mature community/other basis, as well as individually and geographically. This is consistent with the aggregation criteria of Topic 280 as each of the apartment communities generally has similar economic characteristics, facilities, services, and tenants. Therefore, the Operating Partnership’s reportable segments have been aggregated by geography in a manner identical to that which is provided to the chief operating decision maker.
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the three and six months ended June 30, 2013 and 2012.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2013

The following table details rental income and NOI from continuing and discontinued operations for the Operating Partnership’s reportable segments for the three and six months ended June 30, 2013 and 2012, and reconciles NOI to net income/(loss) attributable to OP unitholders per the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reportable apartment home segment rental income
Same Store Communities
West Region	$46,848	$44,442	$92,179	$87,665
Mid-Atlantic Region	17,079	16,594	33,990	32,930
Northeast Region	9,205	8,414	18,111	16,788
Southeast Region	10,750	10,078	21,336	20,063
Southwest Region	6,369	5,979	12,590	11,729
Non-Mature Communities/Other	12,458	15,901	24,563	31,501
Total segment and consolidated rental income	$102,709	$101,408	$202,769	$200,676
Reportable apartment home segment NOI
Same Store Communities
West Region	$33,596	$31,369	$65,840	$61,677
Mid-Atlantic Region	11,673	11,410	23,206	22,582
Northeast Region	6,858	6,193	13,333	12,240
Southeast Region	6,936	6,592	13,941	13,169
Southwest Region	4,104	3,515	7,946	7,091
Non-Mature Communities/Other	9,294	12,071	18,318	23,929
Total segment and consolidated NOI	72,461	71,150	142,584	140,688
Reconciling items:
Property management	(2,824)	(2,789)	(5,576)	(5,519)
Other operating expenses	(1,423)	(1,305)	(2,809)	(2,623)
Real estate depreciation and amortization	(45,307)	(46,733)	(90,700)	(98,410)
General and administrative	(5,894)	(7,295)	(11,469)	(14,946)
Hurricane-related recoveries/(charges), net	2,257	—	4,276	—
Interest expense	(9,050)	(12,891)	(18,312)	(25,861)
Net gain on the sale of depreciable real estate	—	51,266	—	51,182
Net income attributable to noncontrolling interests	(66)	(231)	(112)	(265)
Net income attributable to OP unitholders	$10,154	$51,172	$17,882	$44,246

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2013

The following table details the assets of the Operating Partnership’s reportable segments as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013	December 31, 2012
Reportable apartment home segment assets
Same Store Communities
West Region	$1,755,434	$1,748,369
Mid-Atlantic Region	703,932	701,741
Northeast Region	438,113	434,138
Southeast Region	325,200	322,882
Southwest Region	225,282	224,429
Non-Mature Communities/Other	814,684	751,361
Total segment assets	4,262,645	4,182,920
Accumulated depreciation	(1,187,753)	(1,097,133)
Total segment assets - net book value	3,074,892	3,085,787
Reconciling items:
Cash and cash equivalents	3,197	2,804
Restricted cash	13,912	12,926
Deferred financing costs, net	6,516	6,072
Other assets	28,213	28,665
Total consolidated assets	$3,126,730	$3,136,254
Capital expenditures related to the Operating Partnership’s same store communities totaled $8.4 million and $12.3 million and $8.8 million and $14.9 million for the three and six months ended June 30, 2013 and 2012, respectively. Capital expenditures related to the Operating Partnership’s non-mature communities/other totaled $249,000 and $328,000 and $573,000 and $1.0 million for the three and six months ended June 30, 2013 and 2012, respectively.
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

13. HURRICANE-RELATED (RECOVERIES)/CHARGES

In October 2012, Hurricane Sandy hit the East Coast, affecting two of the Operating Partnership’s operating communities (1,001 apartment homes) located in New York City. The properties suffered some physical damage, and were closed to residents for a period following the hurricane. The Operating Partnership has insurance policies that provide coverage for property damage and business interruption, subject to applicable retention.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2013

Based on the claims filed and management’s estimates, the Operating Partnership recognized a $7.1 million impairment charge for the damaged assets’ net book value and incurred $7.0 million of repair and cleanup costs during the year ended December 31, 2012. The impairment charge and the repair and cleanup costs incurred were reduced as of December 31, 2012 by $10.8 million of estimated insurance recovery, and were classified in "Hurricane related (recoveries)/charges, net" on the Consolidated Statements of Operations. During the three and six months ended June 30, 2013, no further impairment charge related to the damaged assets' net book value has been recognized. The rehabilitation of these two properties is expected to be completed in the third quarter of 2013.
As of June 30, 2013, the Operating Partnership had received insurance proceeds in excess of the $10.8 million estimated insurance recovery receivable related to the impairment charge and the repair and cleanup costs resulting in a Hurricane-related recovery of approximately $2.3 million classified in "Hurricane related (recoveries)/charges, net" on the Consolidated Statements of Operations.
Based on the claims filed and management’s estimates, the Operating Partnership recognized $2.2 million of business interruption losses for the year ended December 31, 2012, of which $1.8 million were related to rent concession rebates provided to residents during the period the properties were uninhabitable and were classified in “Hurricane-related (recoveries)/charges, net,” on the Consolidated Statements of Operations, and $400,000 were related to rent that was not contractually receivable and were classified as a reduction to “Rental income” on the Consolidated Statements of Operations.
During the three and six months ended June 30, 2013, the Operating Partnership received $519,000 and $2.0 million, respectively, of insurance proceeds for recovery of business interruption losses. Of the $2.0 million of insurance proceeds received, $1.8 million related to recovery of business interruption losses incurred in 2012 and the remaining $187,000 related to recovery of business interruption losses incurred in 2013. The $2.0 million of recovery was classified as "Hurricane related (recoveries)/charges, net" on the Consolidated Statements of Operations.
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
At June 30, 2013, our consolidated real estate portfolio included 141 communities with 41,153 apartment homes, and our total real estate portfolio, inclusive of our unconsolidated operating communities, included an additional 37 communities with 9,915 apartment homes. The same store community population for the three and six months ended June 30, 2013 is 37,074 and 36,704, respectively.

The following table summarizes our market information by major geographic markets as of June 30, 2013.

		As of June 30, 2013			For the Three Months Ended June 30, 2013		For the Six Months Ended June 30, 2013
	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Monthly Income per Occupied Home (a)	Average Physical Occupancy	Monthly Income per Occupied Home (a)
Same Store Communities
West Region
Orange County, CA	10	3,290	7.5%	$605,027	94.8%	$1,680	94.7%	$1,670
San Francisco, CA	10	2,148	7.2%	578,636	97.1%	2,617	96.4%	2,608
Seattle, WA	11	2,165	5.9%	473,728	96.4%	1,490	96.2%	1,477
Los Angeles, CA	5	919	3.7%	295,330	95.9%	2,099	95.5%	2,089
Monterey Peninsula, CA	7	1,565	2.0%	158,366	94.6%	1,170	92.1%	1,147
Inland Empire, CA	2	654	1.3%	101,650	94.3%	1,446	94.4%	1,443
Portland, OR	3	716	0.9%	72,162	97.4%	1,093	96.7%	1,083
Sacramento, CA	2	914	0.9%	70,395	92.4%	903	91.8%	909
San Diego, CA	2	366	0.7%	57,086	96.3%	1,538	95.2%	1,500
Mid-Atlantic Region
Metropolitan D.C.	13	4,313	11.0%	882,715	97.2%	1,809	97.0%	1,803
Baltimore, MD	11	2,301	3.8%	304,308	96.3%	1,445	96.4%	1,443
Richmond, VA	4	1,358	1.7%	137,335	96.5%	1,189	96.6%	1,183
Norfolk, VA	6	1,438	1.1%	88,057	93.8%	1,009	93.9%	1,012
Other Mid-Atlantic	1	168	0.2%	12,254	96.9%	1,012	96.8%	1,002
Northeast Region
New York, NY	2	700	5.1%	412,035	97.5%	3,565	96.6%	3,539
Boston, MA	4	1,179	4.0%	318,392	97.0%	2,117	96.5%	2,095
Southeast Region
Tampa, FL	10	3,452	4.2%	332,868	95.8%	1,090	96.2%	1,085
Orlando, FL	11	3,167	3.5%	281,975	96.2%	1,003	95.9%	997
Nashville, TN	8	2,260	2.3%	186,376	97.1%	999	96.8%	989
Other Florida	1	636	1.0%	79,318	95.2%	1,303	95.5%	1,293
Southwest Region
Dallas, TX	8	2,725	3.5%	286,942	96.4%	1,084	96.5%	1,075
Austin, TX	2	640	1.3%	100,333	96.6%	1,413	96.8%	1,331
Total/Average Same Store Communities	133	37,074	72.8%	5,835,288	96.1%	$1,472	95.8%	$1,459
Non Matures, Commercial Properties & Other	8	3,937	21.8%	1,747,693
Total Real Estate Held for Investment	141	41,011	94.6%	7,582,981
Real Estate Under Development (b)	—	142	5.4%	433,707
Total Real Estate Owned	141	41,153	100.0%	8,016,688
Total Accumulated Depreciation				(2,071,649)
Total Real Estate Owned, Net of Accumulated Depreciation				$5,945,039

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.

(b)	The Company is currently developing six wholly-owned communities with 1,976 apartment homes, 142 of which have been completed.
We report in two segments: Same Store Communities and Non-Mature Communities/Other. Our Same Store Communities segment includes those communities acquired, developed, and stabilized prior to April 1, 2012 and held as of June 30, 2013. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months. Our Non-Mature Communities/Other segment includes those communities that were acquired or developed in 2011, 2012, or 2013, sold properties, redevelopment properties, consolidated joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties.
Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations either through operating cash flows, sales of properties, borrowings under our credit agreements, and/or the issuance of debt and/or equity securities. Our primary source of liquidity is our cash flow from operations as determined by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment homes and borrowings under our credit agreements. We routinely use our unsecured credit facility to temporarily fund certain investing and financing activities prior to arranging for longer-term financing or the issuance of equity or debt securities. During the past several years, proceeds from the sale of real estate have been used for both investing and financing activities as we repositioned our portfolio.
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
As of June 30, 2013, we had approximately $6.6 million of principal payments on secured debt during the remainder of 2013. We anticipate repaying that debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements.
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

Statements of Cash Flows
The following discussion explains the changes in net cash provided by operating activities, net cash (used in)/provided by investing activities, and net cash used in financing activities that are presented in our Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012.
Operating Activities
For the six months ended June 30, 2013, our net cash flow provided by operating activities was $172.4 million compared to $151.7 million for the comparable period in 2012. The increase in cash flow from operating activities is primarily due to improved income from continuing operations.
Investing Activities
For the six months ended June 30, 2013, net cash (used in)/provided by investing activities was $(35.9) million compared to $75.5 million for the comparable period in 2012. The change in investing activities was due to changes in the level of investment activities, which reflect our strategy as it relates to our investments in unconsolidated joint ventures and partnerships, dispositions, capital expenditures, and development activities, all of which are discussed in further detail throughout this Report.
Capital Expenditures
In conformity with GAAP, we capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.
Total capital expenditures, which in aggregate include recurring capital expenditures and major renovations, of $88.9 million or $2,150 per stabilized home were spent on all of our communities, excluding development and commercial properties, for the six months ended June 30, 2013 as compared to $68.7 million or $1,479 per home for the comparable period in prior year.
The increase in total capital expenditures was primarily due to:

•
an increase in major renovations of 63.7% or $25.9 million. Major renovations of $66.6 million or $1,610 per home were spent for the six months ended June 30, 2013 as compared to $40.7 million or $876 per home for the comparable period in the prior year. Major renovations for the six months ended June 30, 2013 were primarily attributable to the redevelopment of two wholly-owned communities (1,670 homes) with a budget of $135.3 million of which we have incurred $95.8 million of costs at June 30, 2013;

This increase was partially offset by:

•	a decrease of 59.0% or $4.8 million in revenue-enhancing capital expenditures, such as kitchen and bath remodels, on our existing operating portfolio; and

•
a decrease in total recurring capital expenditures of 4.5% or $902,000. Total recurring capital expenditures of $19.0 million or $459 per stabilized home were spent for the six months ended June 30, 2013 as compared to $19.9 million or $428 per stabilized home for the comparable period in the prior year, which was due to a 17.7% or $1.1 million decrease in turnover capital expenditures and a 1.5% or $199,000 increase in asset preservation expenditures.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development and commercial properties, for the six months ended June 30, 2013 and 2012:

				Per Home
	Six Months Ended June 30,			Six Months Ended June 30,
	(dollars in thousands)
	2013	2012	% Change	2013	2012	% Change
Turnover capital expenditures	$5,124	$6,225	(17.7)%	$124	$134	(7.5)%
Asset preservation expenditures	13,862	13,663	1.5%	335	294	13.9%
Total recurring capital expenditures	18,986	19,888	(4.5)%	459	428	7.2%
Revenue enhancing improvements	3,339	8,138	(59.0)%	81	175	(53.7)%
Major renovations	66,609	40,699	63.7%	1,610	876	83.8%
Total capital expenditures	$88,934	$68,725	29.4%	$2,150	$1,479	45.4%
Repair and maintenance expense	$15,947	$18,878	(15.5)%	$385	$406	(5.2)%
Average stabilized home count (a)	41,372	46,476

(a)	Average number of homes is calculated based on the number of stabilized homes outstanding at the end of each month.
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
Development
At June 30, 2013, our development pipeline for six wholly-owned communities totaled 1,976 homes, 142 of which have been completed, with a budget of $782.5 million in which we have a carrying value of $433.7 million. The estimated completion date for these communities will be through the second quarter of 2015.
Consolidated Joint Ventures
In January 2012, the Company formed a joint venture with an unaffiliated third party to acquire 399 Fremont (land for future development) in San Francisco, California. At closing, UDR owned a noncontrolling interest of 92.5% in the joint venture. The Company’s total investment was $55.5 million, which consists of its initial investment of $37.3 million and an option to acquire its partner’s 7.5% ownership interest in the joint venture. In October 2012, the Company exercised the option and paid $13.5 million, resulting in the consolidation of the joint venture at fair value. In January 2013, the Company subsequently acquired its partner's 7.5% ownership interest for $4.7 million.
Unconsolidated Joint Ventures and Partnerships
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures and partnerships consisting of our proportionate share of the net earnings or losses of the joint ventures and partnerships. In addition, we may earn fees for providing management services to the unconsolidated joint ventures and partnerships.

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net which are accounted for under the equity method of accounting as of June 30, 2013 and December 31, 2012 (dollar amounts in thousands):

Joint Venture	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at		UDR’s Ownership Interest
				June 30, 2013	December 31, 2012

UDR/MetLife I (a)	Various	8 operating communities	1,641	$52,455	$75,129	13.2%
		8 land parcels	N/A			4.3%
UDR/MetLife II (a)	Various	15 operating communities	3,119	323,401	327,001	50.0%
UDR/MetLife Vitruvian Park® (b)	Addison, TX	2 operating communities	739	80,162	—	50.0%
		1 development community	391
		6 land parcels	N/A
Lodge at Stoughton	Stoughton, MA	1 operating community	240	16,020	16,311	95.0%
KFH	Washington D.C.	3 operating communities	660	27,739	29,663	30.0%
Texas JV	Texas	8 operating communities	3,359	1,999	3,457	20.0%

13th & Market	San Diego, CA	1 development community	264	30,920	29,930	95.0%
Domain College Park	College Park, MD	1 development community	256	26,108	25,546	95.0%
				558,804	507,037

Deferred fees and gains on the sale of depreciable property				(25,469)	(29,406)

Total investment in and advances to unconsolidated joint ventures, net				$533,335	$477,631
(a) In June 2013 and within UDR/MetLife I, the Company exchanged with MetLife its approximately 10% ownership interest in four operating communities and paid MetLife an additional $15.6 million in cash for an increased ownership interest of approximately 35% in two high-rise operating communities, bringing UDR's ownership interest in the two high-rise operating communities to 50% each. The two high-rise operating communities are located in Denver, Colorado and San Diego, California and were subsequently contributed to UDR/MetLife II. The four operating communities in which UDR exchanged its ownership interest are located in Washington, D.C.; San Francisco, California; Dallas, Texas; and Charlotte, North Carolina. At 50% ownership, the Company's pro-rata share of the undepreciated book value of the UDR/MetLife II joint venture assets and outstanding debt is $796.4 million and $444.6 million, respectively, at June 30, 2013. UDR will continue to fee manage the four operating communities in which UDR exchanged its ownership interests.

(b) In June 2013, the Company sold a 50% interest in five partnerships (the "UDR/MetLife Vitruvian Park® Partnerships") to MetLife for approximately $141.3 million. The transaction resulted in a gain of approximately $436,000 which the Company has deferred until completion of the development community (projected for the end of 2013). Under the terms of the UDR/MetLife Vitruvian Park® Partnerships, the Company serves as the general partner with significant participating rights held by our partner, and earns fees for property management, asset management, and financing transactions. The UDR/MetLife Vitruvian Park® Partnerships will be accounted for under the equity method of accounting. Our initial investment was approximately $80.2 million, which consisted of approximately $140.0 million (50% of our net book value of the real estate at the time of the transaction) reduced by our share of the net proceeds received upon encumbering the assets of approximately $58.7 million and other operating adjustments.

At closing, a total of $118.3 million of secured debt was placed on the two operating communities and the community under development. The debt on the two operating communities carries an interest rate of 4.0% with a term of 10 years and the non-recourse construction loan on the community under development carries an interest rate of LIBOR plus 175 basis points with a term of two years and two one-year extension options. The Company has guaranteed the completion of the construction of the development. Proceeds from the construction loan will be used for completion of construction of the development. Upon completion, at its 50% ownership, the Company's pro-rata share of the undepreciated book value of the UDR/MetLife Vitruvian Park® Partnerships' real estate assets and outstanding debt will be approximately $145.0 million and $62.8 million, respectively.
The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.
We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decrease in the value of its investments in unconsolidated joint ventures and partnerships during the three months and six months ended June 30, 2013 and 2012.
Financing Activities
For the six months ended June 30, 2013, our net cash used in financing activities was $139.6 million compared to $55.6 million for the comparable period of 2012.
The following significant financing activities occurred during the six months ended June 30, 2013:

•
amended its $900 million unsecured revolving credit facility. The amendment extends the maturity date from October 2015 to December 2017, includes a six month extension option, and contains an accordion feature that allows the Company to increase the facility to $1.45 billion. Based on the Company's current credit rating, the credit facility carries an interest rate equal to LIBOR plus a spread of 110 basis points and a facility fee of 20 basis points;

•
amended and re-priced its $100 million and $250 million unsecured term notes due in January 2016. The loans were re-priced from LIBOR plus 142.5 basis points to LIBOR plus 125 basis points, and the maturity date was extended to June 2018;

•
on June 28, 2012, the Company refinanced $186 million of a Fannie Mae credit facility that carried an interest rate equal to LIBOR plus a spread of 284 basis points and was scheduled to mature in 2019. The new loans include a $90 million, 7-year fixed-rate loan that carries an interest rate of 3.95% and a $96 million, 10-year variable-rate loan that carries an interest rate equal to LIBOR plus a spread of 190 basis points. Three of the Company's communities were released from the facility and added to the Company's unencumbered asset pool;

•	repaid $42.6 million of secured debt. The $42.6 million of secured debt includes $39.8 million of mortgage payments and the repayment of $2.8 million of credit facilities;

•	repaid $122.5 million of 6.05% medium-term notes due June 2013; and

•	net borrowings of $152.5 million under the Company’s $900 million revolving credit facility.
In 2012, the Company entered into an equity distribution agreement under which the Company could offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents. During the year ended December 31, 2012, we sold 71,000 shares of common stock through this program. As of June 30, 2013, we have 19,929,000 shares of common stock available for sale under this program.

Credit Facilities
As of June 30, 2013, we have secured credit facilities with Fannie Mae with an aggregate commitment of $928.5 million with $839.7 million outstanding. The Fannie Mae credit facilities are for terms of seven to ten years and bear interest at floating and fixed rates. We have $628.3 million of the funded balance fixed at a weighted average interest rate of 4.99% and the remaining balance of $211.4 million on these facilities is currently at a weighted average variable rate of 1.63% at June 30, 2013. As of June 30, 2013, we refinanced $186 million of a Fannie Mae credit facility as discussed above.

As of June 30, 2013, we amended our $900 million unsecured revolving credit facility as discussed above. As of June 30, 2013, we had $228.5 million outstanding borrowings under the credit facility, leaving $671.5 million of unused capacity (excluding $2.1 million of letters of credit at June 30, 2013).
The Fannie Mae credit facilities and the bank unsecured revolving credit facility are subject to customary financial covenants and limitations.
Derivative Instruments
As part of UDR’s overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. UDR’s derivative transactions used for interest rate risk management include interest rate swaps with indexes that relate to the pricing of specific debt instruments of UDR. We believe that we have appropriately controlled our interest rate risk through the use of derivative instruments to minimize any unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three and six months ended June 30, 2013 (see Note 10, Derivatives and Hedging Activity in the Notes to the Consolidated Financial Statements of UDR, Inc. included in this Report).
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $569.6 million in variable rate debt that is not subject to interest rate swap contracts as of June 30, 2013. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $6.1 million based on the average balance outstanding during the year.
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
Funds from Operations, Funds from Operations as Adjusted, and Adjusted Funds from Operations

Funds from Operations

Funds from operations (“FFO”) is defined as net income (computed in accordance with generally accepted accounting principles, or “GAAP”), excluding impairment write-downs of depreciable real estate or of investments in non-consolidated investees that are driven by measurable decreases in the fair value of depreciable real estate held by the investee, gains (or losses) from sales of depreciable property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. This definition conforms with the National Association of Real Estate Investment Trust's (“NAREIT”) definition issued in April 2002. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of a REIT's operating performance. In the computation of diluted FFO,

OP Units, unvested restricted stock, stock options, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive; therefore, they are included in the diluted share count.

Activities of our taxable REIT subsidiary (“TRS”), RE3, include development and land entitlement. From time to time, we develop and subsequently sell a TRS property which results in a short-term use of funds that produces a profit that differs from the traditional long-term investment in real estate for REITs. We believe that the inclusion of these TRS gains in FFO is consistent with the standards established by NAREIT as the short-term investment is incidental to our main business. TRS gains on sales, net of taxes, are defined as net sales proceeds less a tax provision and the gross investment basis of the asset before accumulated depreciation.

We consider FFO a useful metric for investors as we use FFO in evaluating property acquisitions and our operating performance, and believe that FFO should be considered along with, but not as an alternative to, net income and cash flow as a measure of our activities in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of funds available to fund our cash needs.

Funds from Operations as Adjusted

FFO as Adjusted is defined as FFO excluding the impact of acquisition-related costs and other non-comparable items including, but not limited to, prepayment costs/benefits associated with early debt retirement, gains on sales of marketable securities and TRS property, deferred tax valuation allowance increases and decreases, storm-related expenses, severance costs and legal costs. Management believes that FFO as Adjusted is useful supplemental information regarding our operating performance as it provides a consistent comparison of our operating performance across time periods and allows investors to more easily compare our operating results with other REITs.

FFO as Adjusted is not intended to represent cash flow or liquidity for the period, and is only intended to provide an additional measure of our operating performance. We believe that net income attributable to UDR, Inc. is the most directly comparable GAAP financial measure to FFO as Adjusted. However, other REITs may use different methodologies for calculating FFO as Adjusted or similar FFO measures and, accordingly, our FFO as Adjusted may not always be comparable to FFO as Adjusted or similar FFO measures calculated by other REITs. FFO as Adjusted should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or as an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.

Adjusted Funds from Operations

Adjusted FFO, or “AFFO”, is a non-GAAP financial measure that management uses as a supplemental measure of our performance. AFFO is defined as FFO as Adjusted less recurring capital expenditures that are necessary to help preserve the value of and maintain functionality at our communities. Therefore, Management considers AFFO a useful supplemental performance metric for investors as it is more indicative of the Company's operational performance than FFO or FFO as Adjusted.

AFFO is not intended to represent cash flow or liquidity for the period, and is only intended to provide an additional measure of our operating performance. We believe that net income attributable to UDR, Inc. is the most directly comparable GAAP financial measure to AFFO. Management believes that AFFO is a widely recognized measure of the operations of REITs, and presenting AFFO will enable investors to assess our performance in comparison to other REITs. However, other REITs may use different methodologies for calculating AFFO and, accordingly, our AFFO may not always be comparable to AFFO calculated by other REITs. AFFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or as an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

The following table outlines our reconciliation of net income attributable to UDR, Inc. to FFO, FFO as Adjusted, and AFFO for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to UDR, Inc.	$5,192	$150,352	$4,924	$233,508
Distributions to preferred stockholders	(931)	(1,840)	(1,862)	(4,148)
Real estate depreciation and amortization, including discontinued operations	85,131	84,474	168,573	178,721
Net income attributable to noncontrolling interests	162	5,954	121	9,426
Real estate depreciation and amortization on unconsolidated joint ventures	5,943	8,359	14,948	15,782
Net gain on the sale of depreciable property in discontinued operations, excluding TRS	—	(164,257)	—	(244,782)
Premium on preferred stock redemptions, net	—	(2,791)	—	(2,791)
Funds from operations (“FFO”), basic	$95,497	$80,251	$186,704	$185,716
Distribution to preferred stockholders — Series E (Convertible)	931	931	1,862	1,862
FFO, diluted	$96,428	$81,182	$188,566	$187,578
FFO per common share, basic	$0.37	$0.33	$0.72	$0.78
FFO per common share, diluted	$0.37	$0.33	$0.71	$0.78
Weighted average number of common shares and OP Units outstanding — basic	259,309	243,448	259,303	237,185
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	263,766	247,832	263,741	241,549

Impact of adjustments to FFO:
Acquisition-related costs (including joint ventures)	$—	$173	$—	$779
Joint venture financing and acquisition fee	(218)	—	(218)	—
Costs/(benefit) associated with debt extinguishment and tender offer	178	4,143	178	(285)
Redemption of preferred stock	—	2,791	—	2,791
Gain on sale of TRS property and marketable securities	—	(7,749)	—	(7,749)
Severance costs and other restructuring expense	—	171	—	171
Reversal of deferred tax valuation allowance	—	—	—	(22,876)
Hurricane-related recoveries, net	(2,772)	—	(5,606)	—
	$(2,812)	$(471)	$(5,646)	$(27,169)

FFO as Adjusted, diluted	$93,616	$80,711	$182,920	$160,409

FFO as Adjusted per common share, diluted	$0.35	$0.33	$0.69	$0.66

Recurring capital expenditures	(12,224)	(12,154)	(18,986)	(19,888)
AFFO	$81,392	$68,557	$163,934	$140,521

AFFO per common share, diluted	$0.31	$0.28	$0.62	$0.58

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average number of common shares and OP units outstanding — basic	259,309	243,448	259,303	237,185
Weighted average number of OP units outstanding	(9,324)	(9,417)	(9,352)	(9,419)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	249,985	234,031	249,951	227,766

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	263,766	247,832	263,741	241,549
Weighted average number of OP units outstanding	(9,324)	(9,417)	(9,352)	(9,419)
Weighted average incremental shares from assumed conversion of stock options	—	(1,253)	—	(1,236)
Weighted average incremental shares from unvested restricted stock	—	(95)	—	(92)
Weighted average number of Series E preferred shares outstanding	(3,036)	(3,036)	(3,036)	(3,036)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	251,406	234,031	251,353	227,766
A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$172,389	$151,733
Net cash (used in)/provided by investing activities	$(35,913)	$75,499
Net cash used in financing activities	$(139,556)	$(55,623)
Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, and includes the results of both continuing and discontinued operations for the periods presented.
Net Income Attributable to Common Stockholders
Net income attributable to common stockholders was $4.3 million ($0.02 per diluted share) for the three months ended June 30, 2013 as compared to net income of $145.7 million ($0.62 per diluted share) for the comparable period in the prior year. The decrease in net income attributable to common stockholders for the three months ended June 30, 2013 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	a decrease in net gains of $172.0 million on the sale of depreciable property related to the disposition of 15 communities during the three months ended June 30, 2012.

This was partially offset by:

•	a decrease in general and administrative expense primarily due to a decrease in stock-based compensation expense;

•	a decrease in interest expense due to lower debt balances and lower interest rates, as well as lower write-offs of fair value adjustments resulting from early debt extinguishments; and

•	an increase in hurricane-related recoveries, net resulting from the effects of Hurricane Sandy on three of our New York, New York communities in 2012.

Net income attributable to common stockholders was $3.1 million ($0.01 per diluted share) for the six months ended June 30, 2013 as compared to net income $226.6 million ($0.99 per diluted share) for the comparable period in the prior year. The decrease in net income attributable to common stockholders for the six months ended June 30, 2013 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	a decrease in net gains of $252.5 million on the sale of depreciable property related to the disposition of 21 communities during the six months ended June 30, 2012; and

•	a decrease in tax benefit, net primarily due to a reversal of tax valuation allowance of $22.9 million recognized in 2012.
This was partially offset by:

•	a decrease in depreciation and amortization expense primarily from the disposition of assets in 2012 and intangible assets related to in place leases acquired in 2011 becoming fully amortized in 2012;

•	a decrease in general and administrative expense primarily due to a decrease in stock-based compensation expense;

•	a decrease in interest expense due to lower debt balances and lower interest rates; and

•	an increase in hurricane-related recoveries, net resulting from the effects of Hurricane Sandy on three of our New York, New York communities in 2012.
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
The following table summarizes the operating performance of our total property NOI (which includes discontinued operations) for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30, (a)			Six Months Ended June 30, (b)
	2013	2012	% Change	2013	2012	% Change
Same Store Communities:
Same store rental income	$157,307	$149,574	5.2%	$307,801	$292,531	5.2%
Same store operating expense (c)	(48,333)	(47,568)	1.6%	(95,220)	(92,811)	2.6%
Same store NOI	108,974	102,006	6.8%	212,581	199,720	6.4%

Non-Mature Communities/Other NOI:
Acquired communities NOI	4,763	4,290	11.0%	9,122	7,443	22.6%
Sold communities NOI	745	9,607	(92.2)%	2,292	21,341	(89.3)%
Developed communities NOI	507	57	789.5%	757	45	1,582.2%
Redeveloped communities NOI	10,083	9,908	1.8%	20,957	20,991	(0.2)%
Commercial NOI and other	3,581	3,043	17.7%	8,260	7,485	10.4%
Total non-mature communities/other NOI	19,679	26,905	(26.9)%	41,388	57,305	(27.8)%

Total Property NOI	$128,653	$128,911	(0.2)%	$253,969	$257,025	(1.2)%

(a)	Same store consists of 37,074 apartment homes

(b)	Same store consists of 36,704 apartment homes

(c)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of property NOI to net income/(loss) attributable to UDR, Inc. as reflected, for both continuing and discontinued operations, for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total property NOI	$128,653	$128,911	$253,969	$257,025
Joint venture management and other fees	3,217	2,717	6,140	5,706
Property management	(5,187)	(5,244)	(10,255)	(10,451)
Other operating expenses	(1,807)	(1,434)	(3,450)	(2,817)
Real estate depreciation and amortization	(85,131)	(84,474)	(168,573)	(178,721)
General and administrative	(9,866)	(13,738)	(19,342)	(23,117)
Hurricane-related recoveries/(charges), net	2,772	—	5,793	—
Other depreciation and amortization	(1,138)	(1,017)	(2,284)	(1,935)
Income/(loss) from unconsolidated entities	515	(2,412)	(2,287)	(5,103)
Interest expense	(30,803)	(41,542)	(61,784)	(76,287)
Interest and other income/(expense), net	1,446	(285)	2,462	409
Tax benefit, net	2,683	2,818	4,656	25,694
Net income attributable to redeemable noncontrolling interests in OP	(159)	(5,911)	(114)	(9,331)
Net income attributable to noncontrolling interests	(3)	(43)	(7)	(95)
Net gain on sale of depreciable properties, net of tax	—	172,006	—	252,531
Net income attributable to UDR, Inc.	$5,192	$150,352	$4,924	$233,508
Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012
Same Store Communities
Our same store community properties (those acquired, developed, and stabilized prior to April 1, 2012 and held on June 30, 2013) consisted of 37,074 apartment homes and provided 85% of our total NOI for the three months ended June 30, 2013.
NOI for our same store community properties increased 6.8% or $7.0 million for the three months ended June 30, 2013 compared to the same period in 2012. The increase in property NOI was attributable to a 5.2% or $7.7 million increase in property rental income partially offset by a 1.6% or $765,000 increase in operating expenses. The increase in revenues was primarily driven by a 4.2% or $6.1 million increase in rental rates, a 39.9% or a $375,000 decrease in concessions and a 7.1% or $871,000 increase in reimbursement and fee income. Physical occupancy increased 0.2% to 96.1% and total monthly income per occupied home increased 5.0% to $1,472.
The increase in operating expenses was primarily driven by an 8.9% or $1.4 million increase in real estate taxes and a 6.1% or $690,000 increase in personnel costs, which was partially offset by an 11.8% or $979,000 decrease in repair and maintenance expense and a 7.2% or $232,000 decrease in administration and marketing expense.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 69.3% for the three months ended June 30, 2013 as compared to 68.2% for the comparable period in 2012.

Non-Mature Communities/Other
The remaining $19.7 million or 15% of our total NOI during the three months ended June 30, 2013 was generated from our “non-mature communities/other.” UDR’s non-mature communities/other consist of communities that do not meet the criteria to be included in same store communities, which includes communities developed or acquired, redevelopment properties, sold properties, and non-apartment components of mixed use properties. NOI from non-mature communities/other decreased by 26.9% or $7.2 million for the three months ended June 30, 2013 as compared to the same period in 2012. The decrease was primarily driven by a decrease in NOI of $8.9 million from communities sold in 2012, which was partially offset by an increase in NOI of 17.7% or $538,000 from Commercial and Other communities, an increase of 11.0% or $473,000 from communities acquired in 2011 and 2012 and an increase of $450,000 from development communities completed in 2012 and 2013.
Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012
Our same store community properties (those acquired, developed, and stabilized prior to January 1, 2012 and held on June 30, 2013) consisted of 36,704 apartment homes and provided 84% of our total NOI for the six months ended June 30, 2013.
NOI for our same store community properties increased 6.4% or $12.9 million for the six months ended June 30, 2013 compared to the same period in 2012. The increase in property NOI was attributable to a 5.2% or $15.3 million increase in property rental income and a 2.6% or $2.4 million increase in operating expenses. The increase in revenues was primarily driven by a 4.3% or $12.2 million increase in rental rates and an 8.3% or $1.9 million increase in reimbursement and fee income. Physical occupancy increased 0.1% to 95.8% and total monthly income per occupied home increased 5.1% to $1,459.
The increase in operating expenses was primarily driven by a 9.3% or $2.7 million increase in real estate tax expense and a 5.8% or $1.3 million increase in personnel costs, which was partially offset by an 8.0% or $1.2 million decrease in repairs and maintenance expense and a 9.0% and $406,000 decrease in insurance expense.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 69.1% for the six months ended June 30, 2013 as compared to 68.3% for the comparable period in 2012.
Non-Mature Communities/Other
The remaining $41.4 million or 16% of our total NOI during the six months ended June 30, 2013 was generated from our “non-mature communities/other.” UDR’s non-mature communities/other consist of communities that do not meet the criteria to be included in same communities, which includes communities developed or acquired, redevelopment properties, sold properties, and non-apartment components of mixed use properties. NOI from non-mature communities/other decreased by 27.8% or $15.9 million for the six months ended June 30, 2013 as compared to the same period in 2012. The decrease was primarily driven by a decrease in NOI of $19.0 million from communities sold in 2012, which was partially offset by an increase in NOI of 22.6% or $1.7 million from communities acquired in 2011 and 2012, an increase of 10.4% or $775,000 from commercial and other communities, and an increase of $712,000 from development communities completed in 2012 and 2013.
Real Estate Depreciation and Amortization
For the three months ended June 30, 2013, real estate depreciation and amortization attributable to both continuing and discontinued operations increased 0.8% or $657,000 as compared to the comparable period in 2012. The increase in depreciation and amortization for the three months ended June 30, 2013 is primarily from development and redevelopment communities completed in 2012 and 2013 partially offset by the disposition of assets in 2012. During the six months ended June 30, 2013, real estate depreciation and amortization on both continuing and discontinued operations decreased 5.7% or $10.1 million as compared to the comparable period in 2012. The decrease in depreciation and amortization for the six months ended June 30, 2013 is primarily from the disposition of assets in 2012 and intangible assets related to in place leases acquired in 2011 becoming fully amortized in 2012. The decrease was partially offset by an increase to depreciation and amortization of development communities completed in 2012 and 2013.

Tax Benefit, Net

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

The Company recognized an income tax benefit from RE3 of $2.7 million and $4.7 million and $2.8 million and $25.7 million for the three and six months ended June 30, 2013 and 2012, respectively. Included in the three and six months ended June 30, 2012 is an income tax benefit of $22.9 million, net, from RE3, which resulted from the reversal of a net deferred tax asset valuation allowance. Prior to 2012, RE3 had a history of losses and, as a result, had historically recognized a valuation allowance for net deferred tax assets.  Each quarter, the Company evaluates the need to retain all or a portion of the valuation allowance on its net deferred tax assets. During the three months ended March 31, 2012, the Company determined that it is more likely than not that the deferred tax assets, including any remaining net operating losses, will be realized.  In making this determination, the Company analyzed, among other things, its recent history of earnings, forecasts of future earnings from sales of depreciable property, and its cumulative earnings for the last twelve quarters.

Hurricane Related (Recoveries)/Charges, Net

In October 2012, Hurricane Sandy hit the East Coast, affecting three of the Company’s operating communities (1,706 apartment homes) located in New York City. The properties suffered some physical damage, and were closed to residents for a period following the hurricane. The Company has insurance policies that provide coverage for property damage and business interruption, subject to applicable retention.
Based on the claims filed and management’s estimates, the Company recognized a $9.0 million impairment charge for the damaged assets’ net book value and incurred $10.4 million of repair and cleanup costs during the year ended December 31, 2012. The impairment charge and the repair and cleanup costs incurred were reduced as of December 31, 2012 by $14.5 million of estimated insurance recovery, and were classified in “Hurricane related (recoveries)/charges, net” on the Consolidated Statements of Operations. During the three and six months ended June 30, 2013, no further impairment charge related to the damaged assets' net book value has been recognized. With the exception of one of the properties that is under redevelopment at June 30, 2013, the rehabilitation of the remaining two properties is expected to be completed in the third quarter of 2013.
As of June 30, 2013, the Company had received insurance proceeds in excess of the $14.5 million estimated insurance recovery receivable related to the impairment charge and the repair and cleanup costs resulting in a Hurricane-related recovery of approximately $2.8 million classified in "Hurricane-related (recoveries)/charges, net" on the Consolidated Statements of Operations.
Based on the claims filed and management’s estimates, the Company recognized $4.4 million of business interruption losses for the year ended December 31, 2012, of which $3.6 million were related to rent concession rebates provided to tenants during the period the properties were uninhabitable and were classified in “Hurricane-related (recoveries)/charges, net,” on the Consolidated Statements of Operations, and $767,000 were related to rent that was not contractually receivable and were classified as a reduction to “Rental income” on the Consolidated Statements of Operations.
During the three and six months ended June 30, 2013, the Company received $548,000 and $3.0 million of insurance proceeds for recovery of business interruption losses. Of the $3.0 million of insurance proceeds received, $2.8 million related to recovery of business interruption losses incurred in 2012 and the remaining $187,000 related to recovery of business interruption losses incurred in 2013. The $3.0 million of recovery was classified as “Hurricane related (recoveries)/charges, net” on the Consolidated Statements of Operations as of June 30, 2013.

To the extent that insurance proceeds ultimately exceed the difference between replacement cost and net book value of the impaired assets, the post-hurricane costs incurred, and/or business interruption losses recognized, the excess will be reflected as recovery of hurricane related charges in the period those amounts are received or when receipt is deemed probable to occur.

General and Administrative

For the three and six months ended June 30, 2013, general and administrative expense decreased 28.2% or $3.9 million and 16.3% or $3.8 million as compared to the comparable periods in 2012. The decrease in general and administrative expense was primarily due to a decrease in stock-based compensation expense of $2.7 million related to restricted shares granted under the Company's 2010-2012 Long Term Incentive ("LTI") Program. These shares vested in April 2012 as a result of the Company meeting certain performance criteria outlined under the LTI Program.

Interest Expense

For the three months ended June 30, 2013, interest expense decreased by 25.9% or $10.7 million as compared to the comparable period in 2012. The decrease in interest expense for the three months ended June 30, 2013 is primarily due to lower debt balances and lower interest rates as well as lower costs associated with early debt extinguishments. For the six months ended June 30, 2013, interest expense decreased by 19.0% or $14.5 million as compared to the comparable period in 2012. The decrease in interest expense for the six months ended June 30, 2013 is primarily due to lower debt balances and lower interest rates.

Gains on the Sale of Depreciable Properties
There were no sales during the three and six months ended June 30, 2013 that met the criteria to be classified as held for sale and reported as discontinued operations. For the three and six months ended June 30, 2012, we recognized net gains on the sale of depreciable properties for financial reporting purposes of $172.0 million and $252.5 million, respectively. The gains are included in "Income from discontinued operations, net of tax" on the Consolidated Statements of Operations. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period as well as the extent of gains related to specific properties sold.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, the majority of our leases are for a term of fourteen months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three months ended June 30, 2013.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.
UNITED DOMINION REALTY, L.P.:
Business Overview
United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”), is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act (as amended from time to time, or any successor to such statute, the “Act”). The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At June 30, 2013, the Operating Partnership’s real estate portfolio included 70 communities located in nine states and the District of Columbia with a total of 21,660 apartment homes.
As of June 30, 2013, UDR owned 110,883 units of our general limited partnership interests and 174,846,993 units of our limited partnership interests (the “OP Units”), or approximately 94.9% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries. We refer to our

General Partner together with its consolidated subsidiaries (including us) and the General Partner’s consolidated joint ventures as “UDR” or the “General Partner.”
UDR is a self-administered real estate investment trust, or REIT that owns, acquires, renovates, develops, and manages apartment communities. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in September 2003. At June 30, 2013, the General Partner’s consolidated real estate portfolio included 141 communities located in 10 states and the District of Columbia with a total of 41,153 apartment homes. In addition, the General Partner has an ownership interest in 37 communities with 9,915 completed apartment homes through unconsolidated operating communities. The Operating Partnership's same store community population for the three and six months ended June 30, 2013 is 19,900 and 19,530, respectively.

The following table summarizes our market information by major geographic markets as of June 30, 2013.

		As of June 30, 2013			For the Three Months Ended June 30, 2013		For the Six Months Ended June 30, 2013
Same Store Communities	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Monthly Income per Occupied Home (a)	Average Physical Occupancy	Monthly Income per Occupied Home (a)
West Region
Orange County, CA	8	2,935	12.1%	$515,657	94.6%	$1,636	94.5%	$1,627
San Francisco, CA	8	1,897	11.1%	475,205	97.1%	2,452	96.4%	2,434
Seattle, WA	5	932	4.9%	210,216	97.2%	1,438	97.0%	1,421
Los Angeles, CA	3	463	3.0%	126,338	95.5%	1,929	95.2%	1,919
Monterey Peninsula, CA	7	1,565	3.7%	158,366	94.6%	1,170	92.1%	1,147
Inland Empire, CA	1	414	1.6%	70,009	94.3%	1,543	94.2%	1,541
Portland, OR	3	716	1.7%	72,162	97.4%	1,093	96.7%	1,083
Sacramento, CA	2	914	1.7%	70,395	92.4%	903	91.8%	909
San Diego, CA	2	366	1.3%	57,086	96.3%	1,538	95.2%	1,500
Mid-Atlantic Region
Metropolitan D.C.	7	2,378	13.0%	555,006	96.8%	1,897	96.5%	1,890
Baltimore, MD	5	994	3.5%	148,926	95.4%	1,398	95.6%	1,396
Northeast Region
New York, NY	1	493	6.2%	262,812	97.5%	3,426	96.5%	3,399
Boston, MA	2	833	4.1%	175,301	97.0%	1,759	96.5%	1,744
Southeast Region
Tampa, FL	3	1,154	2.7%	114,601	95.9%	1,144	96.4%	1,136
Nashville, TN	6	1,612	3.1%	131,280	97.1%	977	96.9%	964
Other Florida	1	636	1.9%	79,319	95.2%	1,303	95.5%	1,293
Southwest Region
Dallas, TX	2	1,348	4.4%	186,099	95.7%	1,358	95.7%	1,343
Austin, TX	1	250	0.9%	39,183	96.6%	1,539	—	—
Total/Average Same Store Communities	67	19,900	80.9%	3,447,961	95.9%	$1,576	95.4%	$1,560
Non Matures, Commercial Properties & Other	3	1,760	16.3%	695,103
Real Estate Under Development (b)	—	—	2.8%	119,581
Total Real Estate Owned	70	21,660	100.0%	4,262,645
Total Accumulated Depreciation				(1,187,753)
Total Real Estate Owned, Net of Accumulated Depreciation				$3,074,892

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.

(b)	The Operating Partnership is currently developing two wholly-owned communities with 652 homes, none of which have been completed.
We report in two segments: Same Store Communities and Non-Mature Communities/Other. Our Same Store Communities segment includes those communities acquired, developed, and stabilized prior to April 1, 2012, and held as of June 30, 2013. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months. Our Non-Mature Communities/Other segment includes a community that was acquired in 2011, development properties, sold properties, redevelopment properties, properties managed by third parties, and the non-apartment components of mixed use properties.
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
During the remainder of 2013, the Operating Partnership has approximately $4.3 million of principal payments on secured debt. We anticipate that we will repay that debt with operating cash flows or proceeds from borrowings allocated to us under our General Partner’s credit agreements. The repayment of debt will be recorded as an offset to the “Payable/(receivable) due to/(from) General Partner.”
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

Statements of Cash Flows
The following discussion explains the changes in net cash provided by operating activities, net cash (used in)/provided by investing activities, and net cash used in financing activities that are presented in our Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012.
Operating Activities
For the six months ended June 30, 2013, net cash flow provided by operating activities was $111.2 million compared to $95.8 million for the comparable period in 2012. The increase in net cash flow from operating activities was primarily due to improved income from continuing operations.
Investing Activities
For the six months ended June 30, 2013, net cash (used in)/provided by investing activities was $(75.8) million compared to $68.3 million for the comparable period in 2012. The change was primarily due to the increase in development activities and a decrease in dispositions. Changes in the level of investment activities from period to period reflect our strategy as it relates to development activities, capital expenditures, and dispositions.
Real Estate Under Development and Redevelopment
At June 30, 2013, the Operating Partnership is developing two wholly-owned communities totaling 652 homes with a budget of $219.1 million in which we have a carrying value of $119.6 million. The estimated completion date for these communities will be through the second quarter of 2014.
At June 30, 2013, the Operating Partnership is redeveloping one wholly-owned community with 964 apartment homes, of which 356 have been completed. The estimated completion date for this community will be through the second quarter of 2014.
Financing Activities
For the six months ended June 30, 2013, our net cash used in financing activities was $35.0 million compared to $163.7 million for the comparable period of 2012. The decrease in cash used in financing activities was primarily due to a decrease in payments on secured debt, a decrease in advances from the General Partner, and a decrease in proceeds from the issuance of secured debt.
Credit Facilities
As of June 30, 2013, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $928.5 million with $839.7 million outstanding. The Fannie Mae credit facilities are for terms of seven to ten years and bear interest at floating and fixed rates. At June 30, 2013, $628.3 million of the funded balance was fixed at a weighted average interest rate of 4.99% and the remaining balance on these facilities was at a weighted average variable rate of 1.63%. During the three months ended June 30, 2013, the General Partner reallocated an additional $13.7 million of the Fannie Mae credit facilities to the Operating Partnership. At June 30, 2013, there was a total of $521.2 million of these credit facilities allocated to the Operating Partnership based on the ownership of the assets securing the debt.
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $900 million, $250 million of term notes due June 2018, $100 million of term notes due June 2018, $300 million of medium-term notes due June 2018, and $400 million of medium-term notes due January 2022. As of June 30, 2013 and December 31, 2012, there were $228.5 million and $76.0 million outstanding borrowings under the unsecured credit facility, respectively.
The credit facilities are subject to customary financial covenants and limitations.
Derivative Instruments
As part of our General Partner's overall interest rate risk management strategy, our General Partner uses derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. Our General Partner's derivative transactions used for interest rate risk management include interest rate swaps with indexes that relate to the pricing of specific debt instruments of our General Partner that are allocated to the Operating Partnership. The General Partner believes that we have appropriately controlled our interest rate risk through the use of derivative instruments (allocated to the Operating Partnership based on the General Partner's underlying debt instruments allocated to the Operating Partnership) to minimize any unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three and six months ended June 30, 2013 (see Note 8, Derivatives and Hedging Activity in the Notes to the Consolidated Financial Statements of United Dominion Realty, L.P. included in this Report).
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $169.1 million in variable rate debt that is not subject to interest rate swap contracts as of June 30, 2013. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $1.7 million based on the balance at June 30, 2013.
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
Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, and includes the results of both continuing and discontinued operations for the periods presented.

Net Income Attributable to OP Unitholders
Net income attributable to OP unitholders was $10.2 million ($0.06 per diluted OP unit) for the three months ended June 30, 2013 as compared to $51.2 million ($0.28 per diluted OP unit) for the comparable period in the prior year. The decrease in net income attributable to OP unitholders resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	a decrease in net gains of $51.3 million on the sale of depreciable property related to the disposition of four communities during the second quarter of 2012.
This was partially offset by:

•	a decrease in interest expense due to early extinguishment of secured debt in 2012; and

•	an increase in hurricane-related recoveries, net resulting from the effects of Hurricane Sandy on two of our New York, New York communities in 2012.
Net income attributable to OP unitholders was $17.9 million ($0.10 per diluted OP unit) for the six months ended June 30, 2013 as compared to $44.2 million ($0.24 per diluted OP unit) for the comparable period in the prior year. The decrease in net income attributable to OP unitholders resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	a decrease in net gains of $51.2 million on the sale of depreciable property related to the disposition of four communities during the second quarter of 2012.
This was partially offset by:

•	a decrease in depreciation and amortization due to the sale of real estate properties in the second quarter of 2012;

•	a decrease in interest expense due to early extinguishment of secured debt in 2012; and

•	an increase in hurricane-related recoveries, net resulting from the effects of Hurricane Sandy on two of our New York, New York communities in 2012.

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

The following table summarizes the operating performance of our total portfolio (which includes discontinued operations) for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30, (a)			Six Months Ended June 30, (b)
	2013	2012	% Change	2013	2012	% Change
Same Store Communities:
Same store rental income	$90,251	$85,507	5.5%	$174,447	$165,797	5.2%
Same store operating expense (c)	(27,084)	(26,428)	2.5%	(52,672)	(51,182)	2.9%
Same store NOI	63,167	59,079	6.9%	121,775	114,615	6.2%

Non-Mature Communities/Other NOI:
Acquired communities NOI	3,661	3,698	(1.0)%	7,022	6,851	2.5%
Sold communities NOI	—	2,200	(100.0)%	—	4,503	(100.0)%
Developed communities NOI	(16)	39	(141.0)%	(19)	31	(161.3)%
Redeveloped communities NOI	3,985	4,563	(12.7)%	9,299	10,454	(11.0)%
Commercial NOI and other	1,664	1,571	5.9%	4,507	4,234	6.4%
Total non-mature communities/other NOI	9,294	12,071	(23.0)%	20,809	26,073	(20.2)%

Total Property NOI	$72,461	$71,150	1.8%	$142,584	$140,688	1.3%

(a)	Same store consists of 19,900 apartment homes

(b)	Same store consists of 19,530 apartment homes

(c)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of property NOI to net income attributable to OP unitholders as reflected, for both continuing and discontinued operations, for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total property NOI	$72,461	$71,150	$142,584	$140,688
Property management	(2,824)	(2,789)	(5,576)	(5,519)
Other operating expenses	(1,423)	(1,305)	(2,809)	(2,623)
Real estate depreciation and amortization	(45,307)	(46,733)	(90,700)	(98,410)
General and administrative	(5,894)	(7,295)	(11,469)	(14,946)
Hurricane-related recoveries/(charges), net	2,257	—	4,276	—
Interest expense	(9,050)	(12,891)	(18,312)	(25,861)
Net gain on sale of depreciable property	—	51,266	—	51,182
Noncontrolling interests	(66)	(231)	(112)	(265)
Net income attributable to OP unitholders	$10,154	$51,172	$17,882	$44,246
Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012
Same Store Communities
Our same store communities (those acquired, developed, and stabilized prior to April 1, 2012 and held on June 30, 2013) consisted of 19,900 apartment homes and provided 87% of our total NOI for the three months ended June 30, 2013.

NOI for our same store community properties increased 6.9% or $4.1 million for the three months ended June 30, 2013 compared to the same period in 2012. The increase in property NOI was primarily attributable to a 5.5% or $4.7 million increase in total revenue, which was partially offset by a 2.5% or $656,000 increase in operating expenses. The increase in revenues was primarily driven by a 4.6% or $3.8 million increase in rental rates and a 6.2% or $447,000 increase in fee and reimbursement income. Physical occupancy increased 0.2% to 95.9% and total income per occupied home increased 5.3% to $1,576 for the three months ended June 30, 2013 compared to the same period in 2012.
The increase in property operating expenses was primarily driven by an 8.5% increase or $730,000 in real estate taxes and a 7.6% or $470,000 increase in personnel costs, which was partially offset by a 12.5% or $591,000 decrease in repairs and maintenance expense.
As a result of the percentage changes in property rental income, the operating margin (property net operating income divided by property rental income) was 70.0% for the three months ended June 30, 2013 as compared to 69.1% for the comparable period in 2012.
Non-Mature Communities/Other
The remaining $9.3 million or 13% of our total NOI during the three months ended June 30, 2013, was generated from communities that we classify as “non-mature communities/other.” The Operating Partnership’s non-mature communities/other consist of communities that do not meet the criteria to be included in same store communities, which includes communities developed or acquired, redevelopment properties, sold properties, and non-apartment components of mixed use properties. NOI from non-mature communities/other decreased 23.0% or $2.8 million for the three months ended June 30, 2013 compared to the same period in 2012. The decrease was primarily driven by a decrease in NOI of $2.2 million from properties sold during 2012 and a decrease of 12.7% or $578,000 from redevelopment properties.
Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012
Same Store Communities
Our same store communities (those acquired, developed, and stabilized prior to January 1, 2012 and held on June 30, 2013) consisted of 19,530 apartment homes and provided 85% of our total NOI for the six months ended June 30, 2013.
NOI for our same store community properties increased 6.2% or $7.2 million for the six months ended June 30, 2013 compared to the same period in 2012. The increase in property NOI was primarily attributable to a 5.2% or $8.7 million increase in total revenue, which was partially offset by a 2.9% or $1.5 million increase in operating expenses. The increase in revenues was primarily driven by a 4.6% or $7.3 million increase in rental rates and a 7.3% or $995,000 increase in fee and reimbursement income. Physical occupancy remained at 95.4% and total income per occupied home increased 5.2% to $1,560 for the six months ended June 30, 2013 compared to the same period in 2012.
The increase in property operating expenses was primarily driven by a 8.6% increase or $1.4 million in real estate tax and a 6.2% or a $742,000 increase in personnel costs, which was partially offset by a 7.6% or $643,000 decrease in repairs and maintenance expense.
As a result of the percentage changes in property rental income, the operating margin (property net operating income divided by property rental income) was 69.8% for the six months ended June 30, 2013 as compared to 69.1% for the comparable period in 2012.
Non-Mature Communities/Other
The remaining $20.8 million or 15% of our total NOI during the six months ended June 30, 2013, was generated from communities that we classify as “non-mature communities/other.” The Operating Partnership’s non-mature communities/other consist of communities that do not meet the criteria to be included in same store communities, which includes communities developed or acquired, redevelopment properties, sold properties, and non-apartment components of mixed use properties. NOI from non-mature communities/other decreased 20.2% or $5.3 million for the six months ended June 30, 2013 compared to the same period in 2012. The decrease was primarily driven by a decrease in NOI of 100.0% or $4.5 million from properties sold in 2012 and a decrease of 11.0% or $1.2 million from redevelopment properties.
Real Estate Depreciation and Amortization
For the three and six months ended June 30, 2013, real estate depreciation and amortization from continuing and discontinued operations decreased by 3.1% or $1.4 million and 7.8% or $7.7 million as compared to the comparable period in

2012. The decrease in depreciation and amortization for the three and six months ended June 30, 2013 is primarily from disposition of assets.

Interest Expense

For the three and six months ended June 30, 2013, interest expense decreased by 29.8% or $3.8 million and 29.2% or $7.5 million as compared to the comparable periods in 2012. The decrease in interest expense for the three and six months ended June 30, 2013 is primarily due to lower debt balances and lower interest rates.

Hurricane-related (Recoveries)/Charges, Net

In October 2012, Hurricane Sandy hit the East Coast, affecting two of the Operating Partnership’s operating communities (1,001 apartment homes) located in New York City. The properties suffered some physical damage, and were closed to residents for a period following the hurricane. The Operating Partnership has insurance policies that provide coverage for property damage and business interruption, subject to applicable retention.

Based on the claims filed and management’s estimates, the Operating Partnership recognized a $7.1 million impairment charge for the damaged assets’ net book value and incurred $7.0 million of repair and cleanup costs during the year ended December 31, 2012. The impairment charge and the repair and cleanup costs incurred were reduced as of December 31, 2012 by $10.8 million of estimated insurance recovery, and were classified in "Hurricane related (recoveries)/charges, net" on the Consolidated Statements of Operations. During the three and six months ended June 30, 2013, no further impairment charge related to the damaged assets' net book value has been recognized. The rehabilitation of these two properties is expected to be completed in the third quarter of 2013.
As of June 30, 2013, the Operating Partnership had received insurance proceeds in excess of the $10.8 million estimated insurance recovery receivable related to the impairment charge and the repair and cleanup costs resulting in a Hurricane-related recovery of approximately $2.3 million classified in "Hurricane related (recoveries)/charges, net" on the Consolidated Statements of Operations.
Based on the claims filed and management’s estimates, the Operating Partnership recognized $2.2 million of business interruption losses for the year ended December 31, 2012, of which $1.8 million were related to rent concession rebates provided to residents during the period the properties were uninhabitable and were classified in “Hurricane-related (recoveries)/charges, net,” on the Consolidated Statements of Operations, and $400,000 were related to rent that was not contractually receivable and were classified as a reduction to “Rental income” on the Consolidated Statements of Operations.
During the three and six months ended June 30, 2013, the Operating Partnership received $519,000 and $2.0 million, respectively, of insurance proceeds for recovery of business interruption losses. Of the $2.0 million of insurance proceeds received, $1.8 million related to recovery of business interruption losses incurred in 2012 and the remaining $187,000 related to recovery of business interruption losses incurred in 2013. The $2.0 million of recovery was classified as "Hurricane related (recoveries)/charges, net" on the Consolidated Statements of Operations.
To the extent that insurance proceeds ultimately exceed the difference between replacement cost and net book value of the impaired assets, the post-hurricane costs incurred, and/or business interruption losses recognized, the excess will be reflected as recovery of Hurricane related charges in the period those amounts are received or when receipt is deemed probable to occur.
Gains on the Sale of Depreciable Properties
There were no sales during the three and six months ended June 30, 2013. For the three and six months ended June 30, 2012, we recognized net gains on the sale of depreciable properties for financial reporting purposes of $51.3 million and $51.2 million, respectively. The gains are included in "Income from discontinued operations" on the Consolidated Statements of Operations. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period as well as the extent of gains related to specific properties sold.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and six months ended June 30, 2013.
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
See our Annual Report on Form 10-K for the year ended December 31, 2012 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of June 30, 2013, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.

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
A Change in U.S. Government Policy Regarding Fannie Mae or Freddie Mac Could Have a Material Adverse Impact on Our Business. Fannie Mae and Freddie Mac are a major source of financing for secured multifamily rental real estate. We and other multifamily companies depend heavily on Fannie Mae and Freddie Mac to finance growth by purchasing or guaranteeing apartment loans. In September 2008, the U.S. government assumed control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. The Administration and lawmakers have proposed potential options for the future of mortgage finance in the U.S. that could involve the phase out of Fannie Mae and Freddie Mac. While we believe Fannie Mae and Freddie Mac will continue to provide liquidity to our sector, should they discontinue doing so, have their mandates changed or reduced or be disbanded or reorganized by the government, it would significantly reduce our access to debt capital and adversely affect our ability to finance or refinance existing indebtedness at competitive rates and it may adversely affect our ability to sell assets. Uncertainty in the future activity and involvement of Fannie Mae and Freddie Mac as a source of financing could negatively impact our ability to make acquisitions and make it more difficult or not possible for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.
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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of June 30, 2013, UDR had approximately $569.6 million of variable rate indebtedness outstanding, which constitutes approximately 16.8% of total outstanding indebtedness as of such date. As of June 30, 2013, the Operating Partnership had approximately $169.1 million of variable rate indebtedness outstanding, which constitutes approximately 18.0% of total outstanding indebtedness to third parties as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of UDR's common and preferred stock and debt securities.
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

On April 16, 2013, we issued 2,604 shares of our common stock upon redemption of OP Units. Because these shares of common stock were issued to accredited investors in transactions not involving a public offering, the transaction is exempt from registration under the Securities Act of 1933 in accordance with Section 4(2) of the Securities Act. We did not issue any other shares of our common stock upon redemption of OP Units during the three months ended June 30, 2013.

Repurchase of Equity Securities
In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended June 30, 2013.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510
April 1, 2013 through April 30, 2013	—	—	—	15,032,510
May 1, 2013 through May 31, 2013	—	—	—	15,032,510
June 1, 2013 through June 30, 2013	—	—	—	15,032,510
Balance as of June 30, 2013	9,967,490	$22.00	9,967,490	15,032,510

(1)
This number reflects the amount of shares that were available for purchase under our 10,000,000 share repurchase program authorized in February 2006 and our 15,000,000 share repurchase program authorized in January 2008.

Item 3.        DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.        OTHER INFORMATION
There is no other information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2013, that was not previously disclosed in a Form 8-K.

Item 6.        EXHIBITS
The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc. (registrant)
Date:	July 30, 2013	/s/ Mark A. Schumacher
Mark A. Schumacher Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)

United Dominion Realty, L.P. (registrant)
		By:	UDR, Inc., its general partner

Date:	July 30, 2013	/s/ Mark A. Schumacher
Mark A. Schumacher Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Restatement of UDR, Inc. (incorporated by reference to Exhibit 3.09 to UDR, Inc.'s Current Report on Form 8-K dated July 27, 2005 and filed with the SEC on August 1, 2005).

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

3.14	Amended and Restated Bylaws of UDR, Inc. (as amended through May 12, 2011) (incorporated by reference to Exhibit 3.1 to UDR, Inc.'s Current Report on Form 8-K filed with the SEC on May 13, 2011).

Exhibit No.	Description

10.1	Second Amendment to the UDR, Inc. Credit Agreement (incorporated by reference to Exhibit 10.1 to UDR, Inc.'s Current Report on Form 8-K filed with the SEC on June 10, 2013).

10.2	Amendment to the UDR, Inc. $250 Million Term Loan Agreement (incorporated by reference to Exhibit 10.2 to UDR, Inc.'s Current Report on Form 8-K filed with the SEC on June 10, 2013).

10.3	Amendment to the UDR, Inc. $100 Million Term Loan Agreement (incorporated by reference to Exhibit 10.2 to UDR, Inc.'s Current Report on Form 8-K filed with the SEC on June 10, 2013).

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of UDR, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges of United Dominion Realty, L.P.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR Inc., general partner of United Dominion Realty, L.P.

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR Inc., general partner of United Dominion Realty, L.P.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.

32.3	Section 1350 Certification of the Chief Executive Officer of UDR Inc., general partner of United Dominion Realty, L.P.

32.4	Section 1350 Certification of the Chief Financial Officer of UDR Inc., general partner of United Dominion Realty, L.P.

101
XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended June 30, 2013, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., (vi) notes to consolidated financial statements of UDR, Inc., (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of comprehensive income/(loss) of United Dominion Realty, L.P.; (x) consolidated statements of changes in capital of United Dominion Realty, L.P., (xi) consolidated statements of cash flows of United Dominion Realty, L.P., (xi) notes to consolidated financial statements of United Dominion Realty, L.P.

EXHIBIT 12.1

UDR, Inc.
Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income/(loss) from continuing operations	$5,354	$(23,123)	$5,045	$(21,382)

Add (from continuing operations):
Interest on indebtedness (a)	30,803	41,542	61,784	76,287
Portion of rents representative of the interest factor	521	517	1,041	1,033
	$36,678	$18,936	$67,870	$55,938
Fixed charges and preferred stock dividends (from continuing operations):
Interest on indebtedness (a)	$30,803	$41,542	$61,784	$76,287
Capitalized interest	8,206	5,136	16,576	9,988
Portion of rents representative of the interest factor	521	517	1,041	1,033
Fixed charges	$39,530	$47,195	$79,401	$87,308

Add:
Preferred stock dividends	$931	$1,840	$1,862	$4,148
Premium on preferred stock redemptions, net	—	2,791	—	2,791
Combined fixed charges and preferred stock dividends	$40,461	$51,826	$81,263	$94,247

Ratio of earnings to fixed charges	—	—	—	—
Ratio of earnings to combined fixed charges and preferred stock dividends	—	—	—	—
For the three months ended June 30, 2013, the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends were deficient of 1:1 ratio by $2.9 million and $3.8 million, respectively.
For the six months ended June 30, 2013, the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends were deficient of 1:1 ratio by $11.5 million and $13.4 million, respectively.
For the three months ended June 30, 2012, the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends were deficient of 1:1 ratio by $28.3 million and $32.9 million, respectively.
For the six months ended June 30, 2012, the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends were deficient of 1:1 ratio by $31.4 million and $38.3 million, respectively.

(a)	Interest on indebtedness for the three and six months ended June 30, 2012 is presented gross of the (charge)/benefit for early debt extinguishment of $(4.1) million and $285,000, respectively.

EXHIBIT 12.2

United Dominion Realty, L.P.
Computation of Ratio of Earnings to Fixed Charges
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income/(loss) from continuing operations	$10,220	$(1,969)	$17,994	$(9,783)

Add from continuing operations:
Interest on indebtedness	9,050	12,891	18,312	25,861
Portion of rents representative of the interest factor	423	414	845	826
	$19,693	$11,336	$37,151	$16,904
Fixed charges from continuing operations:
Interest on indebtedness	$9,050	$12,891	$18,312	$25,861
Capitalized interest	1,461	680	2,720	1,319
Portion of rents representative of the interest factor	423	414	845	826
Fixed charges	$10,934	$13,985	$21,877	$28,006

Ratio of earnings to fixed charges	1.8	—	1.7	—
For the three months ended June 30, 2012, the ratio of earnings to fixed charges was deficient of achieving a 1:1 ratio by $2.6 million.
For the six months ended June 30, 2012, the ratio of earnings to fixed charges was deficient of achieving a 1:1 ratio by $11.1 million.

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

Date:	July 30, 2013	/s/ Thomas W. Toomey

Thomas W. Toomey
Chief Executive Officer and President (Principal Executive Officer)

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

Date:	July 30, 2013	/s/ Thomas M. Herzog

Thomas M. Herzog
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

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

Date:	July 30, 2013	/s/ Thomas W. Toomey

Thomas W. Toomey
Chief Executive Officer and President of UDR, Inc. (Principal Executive Officer),
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

Date:	July 30, 2013	/s/ Thomas M. Herzog

Thomas M. Herzog
Senior Vice President and Chief Financial Officer of UDR, Inc. (Principal Financial Officer),
general partner of United Dominion Realty, L.P.

EXHIBIT 32.1

CERTIFICATION

In connection with the periodic report of UDR, Inc. (the “Company”) on Form 10-Q for the quarter ended June 30, 2013, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas W. Toomey, Chief Executive Officer and President of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date:	July 30, 2013	/s/ Thomas W. Toomey

Thomas W. Toomey
Chief Executive Officer and President (Principal Executive Officer)

EXHIBIT 32.2

CERTIFICATION

In connection with the periodic report of UDR, Inc. (the “Company”) on Form 10-Q for the quarter ended June 30, 2013, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas M. Herzog, Senior Vice President and Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date:	July 30, 2013	/s/ Thomas M. Herzog

Thomas M. Herzog
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT 32.3

CERTIFICATION

In connection with the periodic report of United Dominion Realty, L.P. (the “Operating Partnership”) on Form 10-Q for the quarter ended June 30, 2013, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas W. Toomey, Chief Executive Officer and President of UDR, Inc., the general partner of the Operating Partnership, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership at the dates and for the periods indicated.

Date:	July 30, 2013	/s/ Thomas W. Toomey

Thomas W. Toomey
Chief Executive Officer and President of UDR, Inc. (Principal Executive Officer),
general partner of United Dominion Realty, L.P.

EXHIBIT 32.4

CERTIFICATION

In connection with the periodic report of United Dominion Realty, L.P. (the “Operating Partnership”) on Form 10-Q for the quarter ended June 30, 2013, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas M. Herzog, Senior Vice President and Chief Financial Officer of UDR, Inc., the general partner of the Operating Partnership, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership at the dates and for the periods indicated.

Date:	July 30, 2013	/s/ Thomas M. Herzog

Thomas M. Herzog
Senior Vice President and Chief Financial Officer of UDR, Inc. (Principal Financial Officer),
general partner of United Dominion Realty, L.P.