Form 10-Q
period 2013-09-30
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2013-10-29
CIK 74208, 1018254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of October 25, 2013 was 250,739,165.

UDR, INC.
UNITED DOMINION REALTY, L.P.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2013 of UDR, Inc. a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company”, “UDR” or “UDR, Inc.” refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including the Operating Partnership. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or the “OP” refer to United Dominion Realty, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership are referred to as the “OP Units” and the holders of the OP Units are referred to as “unitholders”. This combined Form 10-Q is being filed separately by UDR and the Operating Partnership.
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
As of September 30, 2013, UDR owned 110,883 units (100%) of the general partnership interests of the Operating Partnership and 174,846,997 units (or approximately 94.9%) of the limited partnership interests of the Operating Partnership. UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are provided for each of UDR and the Operating Partnership.

UDR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$7,626,586	$7,564,780
Less: accumulated depreciation	(2,153,141)	(1,923,429)
Real estate held for investment, net	5,473,445	5,641,351
Real estate under development (net of accumulated depreciation of $2,524 and $1,253)	486,948	489,795
Total real estate owned, net of accumulated depreciation	5,960,393	6,131,146
Cash and cash equivalents	11,149	12,115
Restricted cash	23,022	23,561
Deferred financing costs, net	27,269	24,990
Notes receivable, net	66,707	64,006
Investment in and advances to unconsolidated joint ventures, net	531,712	477,631
Other assets	135,814	125,654
Total assets	$6,756,066	$6,859,103

LIABILITIES AND EQUITY

Liabilities:
Secured debt	$1,381,794	$1,430,135
Unsecured debt	2,081,378	1,979,198
Real estate taxes payable	29,052	14,076
Accrued interest payable	26,702	30,937
Security deposits and prepaid rent	26,757	25,025
Distributions payable	61,907	57,915
Accounts payable, accrued expenses, and other liabilities	98,607	104,567
Total liabilities	3,706,197	3,641,853

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests in the Operating Partnership	220,964	223,418

Equity:
Preferred stock, no par value; 50,000,000 shares authorized
2,803,812 shares of 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 shares at December 31, 2012)	46,571	46,571
Common stock, $0.01 par value; 350,000,000 shares authorized 250,743,021 shares issued and outstanding (250,139,408 shares at December 31, 2012)	2,507	2,501
Additional paid-in capital	4,106,751	4,098,882
Distributions in excess of net income	(1,321,202)	(1,143,781)
Accumulated other comprehensive loss, net	(6,608)	(11,257)
Total stockholders’ equity	2,828,019	2,992,916
Noncontrolling interests	886	916
Total equity	2,828,905	2,993,832
Total liabilities and equity	$6,756,066	$6,859,103
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

REVENUES:
Rental income	$190,379	$181,766	$563,293	$531,483

Joint venture management and other fees	3,207	3,320	9,347	9,026
Total revenues	193,586	185,086	572,640	540,509

OPERATING EXPENSES:
Property operating and maintenance	37,388	36,839	109,607	106,835
Real estate taxes and insurance	24,348	22,633	71,074	65,079
Property management	5,236	4,998	15,491	14,615
Other operating expenses	1,787	1,467	5,237	4,284
Real estate depreciation and amortization	84,266	88,223	252,839	260,604
General and administrative	11,364	10,022	30,706	33,139
Hurricane-related (recoveries)/charges, net	(6,460)	—	(12,253)	—
Other depreciation and amortization	1,176	1,078	3,460	3,013
Total operating expenses	159,105	165,260	476,161	487,569

Operating income	34,481	19,826	96,479	52,940

Income/(loss) from unconsolidated entities	(3,794)	(719)	(6,081)	(5,822)
Interest expense	(30,939)	(31,845)	(92,723)	(108,132)
Interest and other income/(expense), net	829	1,235	3,291	2,435
Income/(loss) before income taxes and discontinued operations	577	(11,503)	966	(58,579)
Tax benefit, net	2,658	2,960	7,314	28,654
Income/(loss) from continuing operations	3,235	(8,543)	8,280	(29,925)
Income/(loss) from discontinued operations, net of tax	—	(1,133)	—	263,183
Net income/(loss)	3,235	(9,676)	8,280	233,258
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership	(84)	687	(198)	(8,644)
Net (income)/loss attributable to noncontrolling interests	37	(42)	30	(137)
Net income/(loss) attributable to UDR, Inc.	3,188	(9,031)	8,112	224,477
Distributions to preferred stockholders — Series E (Convertible)	(931)	(931)	(2,793)	(2,793)
Distributions to preferred stockholders — Series G	—	—	—	(2,286)
Premium on preferred stock redemptions, net	—	—	—	(2,791)
Net income/(loss) attributable to common stockholders	$2,257	$(9,962)	$5,319	$216,607

Income/(loss) per weighted average common share — basic:
Income/(loss) from continuing operations attributable to common stockholders	$0.01	$(0.04)	$0.02	$(0.16)
Income/(loss) from discontinued operations attributable to common stockholders	$—	$(0.00)	$—	$1.08
Net income/(loss) attributable to common stockholders	$0.01	$(0.04)	$0.02	$0.92
Income/(loss) per weighted average common share — diluted:
Income/(loss) from continuing operations attributable to common stockholders	$0.01	$(0.04)	$0.02	$(0.16)
Income/(loss) from discontinued operations attributable to common stockholders	$—	$(0.00)	$—	$1.08
Net income/(loss) attributable to common stockholders	$0.01	$(0.04)	$0.02	$0.92

Common distributions declared per share	$0.235	$0.220	$0.705	$0.660

Weighted average number of common shares outstanding — basic	249,985	249,825	249,962	235,173
Weighted average number of common shares outstanding — diluted	251,454	249,825	251,439	235,173
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income/(loss)	$3,235	$(9,676)	$8,280	$233,258
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(386)	(1,355)	(334)	(4,847)
(Gain)/loss reclassified into earnings from other comprehensive income	1,635	1,925	5,180	5,677
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	1,249	570	4,846	830
Comprehensive income/(loss)	4,484	(9,106)	13,126	234,088
Comprehensive (income)/loss attributable to noncontrolling interests	(92)	606	(364)	(8,782)
Comprehensive income/(loss) attributable to UDR, Inc.	$4,392	$(8,500)	$12,762	$225,306

See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

					Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss), net	Noncontrolling Interests	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	2,803,812	$46,571	250,139,408	$2,501	$4,098,882	$(1,143,781)	$(11,257)	$916	$2,993,832
Net income/(loss) attributable to UDR, Inc.	—	—	—	—	—	8,112	—	—	8,112
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	(30)	(30)
Other comprehensive income/(loss)	—	—	—	—	—	—	4,649	—	4,649
Issuance of common and restricted shares, net	—	—	531,772	5	6,159	—	—	—	6,164
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	—	—	71,841	1	1,710	—	—	—	1,711
Common stock distributions declared ($0.705 per share)	—	—	—	—	—	(176,795)	—	—	(176,795)
Preferred stock distributions declared-Series E ($0.9966 per share)	—	—	—	—	—	(2,793)	—	—	(2,793)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	—	—	(5,945)	—	—	(5,945)
Balance at September 30, 2013	2,803,812	$46,571	250,743,021	$2,507	$4,106,751	$(1,321,202)	$(6,608)	$886	$2,828,905
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012

Operating Activities
Net income/(loss)	$8,280	$233,258
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	256,299	269,957
Net gain on the sale of depreciable property, net of tax	—	(251,398)
Tax benefit, net	(7,314)	(28,654)
Loss from unconsolidated entities	6,081	5,822
Hurricane-related (recoveries)/charges, net	(618)	—
Other	19,641	18,290
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(12,543)	17,371
Increase/(decrease) in operating liabilities	(8,529)	(14,957)
Net cash provided by operating activities	261,297	249,689

Investing Activities
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	—	(16,839)
Development of real estate assets	(229,650)	(170,182)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(112,822)	(107,643)
Capital expenditures — non-real estate assets	(6,174)	(3,784)
Investment in unconsolidated joint ventures	(24,626)	(321,164)
Distributions received from unconsolidated joint ventures	106,618	28,787
Issuance of notes receivable	(2,680)	(63,998)
Proceeds from sales of real estate investments, net	140,834	593,367
Net cash provided by/(used in) investing activities	(128,500)	(61,456)

Financing Activities
Payments on secured debt	(44,525)	(487,133)
Proceeds from the issuance of secured debt	—	3,851
Payments on unsecured debt	(122,500)	(100,000)
Proceeds from the issuance of unsecured debt	299,943	396,400
Net proceeds/(repayment) of revolving bank debt	(76,000)	(421,000)
Proceeds from the issuance of common shares through public offering, net	—	756,236
Payments for the repurchase of Series G preferred stock, net	—	(81,609)
Distributions paid to redeemable noncontrolling interests	(6,987)	(6,768)
Distributions paid to preferred stockholders	(2,794)	(6,023)
Distributions paid to common stockholders	(172,897)	(152,438)
Other	(8,003)	(19,875)
Net cash provided by/(used in) financing activities	(133,763)	(118,359)

Net increase/(decrease) in cash and cash equivalents	(966)	69,874
Cash and cash equivalents, beginning of period	12,115	12,503
Cash and cash equivalents, end of period	$11,149	$82,377

	Nine Months Ended September 30,
	2013	2012

Supplemental Information:

Interest paid during the period, net of amounts capitalized	$99,266	$103,173

Non-cash transactions:
Secured debt assumed in the acquisitions of properties, including asset exchange	$—	$34,412
Fair market value adjustment of secured debt assumed in acquisitions of properties, including asset exchange	$—	$2,617
Conversion of operating partnership redeemable noncontrolling interests to common stock (71,841 shares in 2013 and 18,440 shares in 2012)	$1,711	$479
Transfer of real estate owned to investment in and advances to unconsolidated joint ventures	$139,950	—
See accompanying notes to consolidated financial statements.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

1. CONSOLIDATION AND BASIS OF PRESENTATION
Consolidation and Basis of Presentation
UDR, Inc., collectively with our consolidated subsidiaries (“UDR”, the “Company”, “we”, “our”, or “us”) is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”). As of September 30, 2013, there were 184,281,253 units in the Operating Partnership outstanding, of which 174,957,880 units or 94.9% were owned by UDR and 9,323,373 units or 5.1% were owned by limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of September 30, 2013, and results of operations for the three and nine months ended September 30, 2013 and 2012 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2012 appearing in UDR’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2013.
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
In February 2012, the FASB issued ASU No. 2013-02, Other Comprehensive Income (Topic 220) to require preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the notes thereto) is required about the effect of the reclassifications on the

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2013

respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other existing disclosures is required in the notes. The amendments, which were adopted by the Company on January 1, 2013, did not have any impact on the Company's consolidated financial position, results of operations, or cash flows. The accompanying consolidated financial statements include the required disclosures in the Consolidated Statements of Comprehensive Income/(Loss) or in the notes thereto for each of the three and nine month periods ended September 30, 2013 and 2012.
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
Notes Receivable
The following table summarizes our notes receivable as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	Balance outstanding
	September 30, 2013	December 31, 2012	Interest rate
Note due October 2014 - related party	$24,481	$24,481	2.93%
Note due February 2017	14,580	13,200	10.00%
Note due June 2022 (net of discount of $254 and $275)	26,246	26,225	7.00%
Note due July 2017	1,400	100	8.00%
Total notes receivable, net	$66,707	$64,006
The Company has a $24.5 million unsecured note receivable with one of its unconsolidated joint ventures, which bears an interest rate of one month LIBOR plus 2.75% per annum. Interest payments are due monthly. The note is due October 2014, and may be extended for one year.
The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $14.6 million, which bears an interest rate of 10.00% per annum. During the nine months ended September 30, 2013, the Company loaned an additional $1.4 million under the note. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (February 2017).

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2013

In 2012, the Company purchased mezzanine debt securing a mortgage on a class A community in West Los Angeles. The $26.5 million loan was purchased at a yield of 7.25% and bears a coupon rate of 7.00%. Interest payments are due monthly and the note is due June 2022. The discount is amortized using the effective interest method.
The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $2.5 million, which bears an interest rate of 8.00% per annum. During the nine months ended September 30, 2013, the Company loaned an additional $1.3 million under the note. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (July 2017).
During the three and nine months ended September 30, 2013 and 2012, the Company recognized $1.1 million and $3.1 million and $931,000 and $1.7 million of interest income, net of accretion, from these notes receivable, of which $184,000 and $547,000 and $95,000 and $95,000 was related party interest income, respectively. Interest income is included in "Interest and other income/(expense), net" on the Consolidated Statements of Operations.
Comprehensive Income/(Loss)
Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and nine months ended September 30, 2013 and 2012, the Company's other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to redeemable noncontrolling interests. The (gain)/loss reclassified from other comprehensive income/(loss) is included in interest expense in the accompanying Consolidated Statements of Operations. See Note 10, Derivatives and Hedging Activity for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three and nine months ended September 30, 2013 and 2012 was $45,000 and $196,000 and $39,000 and $1,000, respectively.
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
Income taxes for our TRS, RE3, are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of September 30, 2013, UDR recorded a net income tax receivable of $695,000 and a deferred tax asset of $31.7 million (net of a valuation allowance of $1.4 million), which are classified in "Other assets" on the Consolidated Balance Sheets.

Prior to 2012, RE3 had a history of losses and, as a result, historically recognized a valuation allowance for net deferred tax assets.  Each quarter, the Company evaluates the need to retain all or a portion of the valuation allowance on its net deferred tax assets.  During the three months ended March 31, 2012, the Company determined that it was more likely than not that the deferred tax assets, including any remaining net operating loss carry forward, would be realized. In making this determination, the Company analyzed, among other things, its recent history of earnings from sales of depreciable property, forecasts of future earnings and its cumulative earnings for the last twelve quarters. The reversal of the valuation allowance of $22.9 million in the first quarter of 2012 and the income tax benefit of $5.8 million during nine months ended September 30, 2012 resulted in an income tax benefit of $28.7 million during the nine months ended September 30, 2012, which is reflected in continuing operations, and classified as "Tax benefit, net" in the Consolidated Statements of Operations.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2013

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
UDR had no material unrecognized tax benefit, accrued interest or penalties at September 30, 2013. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state jurisdictions. The tax years 2009 through 2012 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense.

3. REAL ESTATE OWNED
Real estate assets owned by the Company consist of income producing operating properties, properties under development and land held for future development. As of September 30, 2013, the Company owned and consolidated 141 communities in 10 states plus the District of Columbia totaling 41,420 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012
Land	$1,887,520	$1,907,169
Depreciable property — held and used:
Building and improvements	5,466,487	5,384,971
Furniture, fixtures and equipment	272,579	272,640
Under development:
Land	112,091	151,154
Construction in progress	377,381	339,894
Real estate owned	8,116,058	8,055,828
Accumulated depreciation	(2,155,665)	(1,924,682)
Real estate owned, net	$5,960,393	$6,131,146

In June 2013, the Company sold a 50% interest in five partnerships (the "UDR/MetLife Vitruvian Park® Partnerships") to MetLife for approximately $141.3 million, before transaction costs of $936,000. The properties held by the UDR/MetLife Vitruvian Park® Partnerships are located in Addison, Texas and consist of two operating communities with 739 apartment homes, one community under development with 391 apartment homes upon completion, and 28.4 acres of developable land parcels. The transaction resulted in a gain of approximately $436,000 which the Company has deferred until completion of the development community (projected for the end of 2013). The UDR/MetLife Vitruvian Park® Partnerships are accounted for under the equity method of accounting and are included in “Investment in and advances to unconsolidated joint ventures, net” on the Consolidated Balance Sheets. See further discussion of this transaction in Note 5, Joint Ventures and Partnerships.

In accordance with GAAP, the operations of the UDR/MetLife Vitruvian Park® Partnerships' assets, prior to the sale of a 50% interest, have been classified as a component of continuing operations on the Consolidated Statements of Operations, as UDR will recognize significant direct cash flows from the partially disposed properties over the duration of the partnership.

All development projects and related carrying costs are capitalized and reported on the Consolidated Balance Sheets as “Real estate under development.” The costs of development projects which include interest, real estate taxes, insurance and allocated development overhead related to support costs for personnel working directly on the development are capitalized during the construction period. These costs, excluding the direct costs of development and capitalized interest, for the three and nine months ended September 30, 2013 and 2012, were $2.4 million and $8.5 million and $2.5 million and $7.2 million,

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2013

respectively. During the three and nine months ended September 30, 2013 and 2012, total capitalized interest was $6.6 million and $23.2 million and $7.6 million and $17.6 million, respectively.

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
Based on the claims filed and management’s estimates, the Company recognized a $9.0 million impairment charge for the damaged assets’ net book value and incurred $10.4 million of repair and cleanup costs during the year ended December 31, 2012. The impairment charge and the repair and cleanup costs incurred were reduced as of December 31, 2012 by $14.5 million of estimated insurance recovery, and were classified in “Hurricane-related (recoveries)/charges, net” on the Consolidated Statements of Operations. During the three and nine months ended September 30, 2013, no material adjustments to the impairment charge and the repair and cleanup costs incurred were recognized. With the exception of one of the properties that is under redevelopment at September 30, 2013, the rehabilitation of the remaining two properties was substantially completed as of September 30, 2013.
During 2013, the Company settled the Hurricane Sandy claims and received insurance proceeds in excess of the $14.5 million estimated insurance recovery receivable related to the impairment charge and the repair and cleanup costs incurred. See Note 14, Hurricane-Related (Recoveries)/Charges for additional information.

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
There were no sales during the three and nine months ended September 30, 2013 that met the criteria to be reported as discontinued operations. In addition, the Company had no communities at September 30, 2013 that met the criteria to be classified as held for sale. There were no sales during the three months ended September 30, 2012. During the nine months ended September 30, 2012, the Company sold 21 communities with 6,507 apartment homes, respectively. During the three and nine months ended September 30, 2012, UDR recognized a net gain/(loss) on the sale of communities, before tax of $0.0 and $8.8 million, of $(1.1) million and $260.2 million, respectively, which were included in discontinued operations. The results of operations for sold properties are included in “Income/(loss) from discontinued operations, net of tax” on the Consolidated Statements of Operations.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2013

The following is a summary of income/(loss) from discontinued operations, net of tax for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rental income	$—	$—	$—	$30,316

Rental expenses	—	—	—	10,566
Property management	—	—	—	834
Real estate depreciation	—	—	—	6,340
Interest and other (income)/expense, net	—	—	—	791
	—	—	—	18,531
Income/(loss) attributable to disposed properties	—	—	—	11,785
Net gain/(loss) on the sale of depreciable properties, net of tax	—	(1,133)	—	251,398
Income/(loss) from discontinued operations, net of tax	$—	$(1,133)	$—	$263,183

Income/(loss) from discontinued operations attributable to UDR, Inc.	$—	$(1,053)	$—	$253,126

5. JOINT VENTURES AND PARTNERSHIPS
UDR has entered into joint ventures and partnerships with unrelated third parties to acquire real estate assets that are either consolidated and included in real estate owned on the Consolidated Balance Sheets or are accounted for under the equity method of accounting, and are included in "Investment in and advances to unconsolidated joint ventures, net" on the Consolidated Balance Sheets. The Company consolidates an entity in which we own less than 100% but control the joint venture or partnership as well as any variable interest entity where we are the primary beneficiary. In addition, the Company consolidates any joint venture or partnership in which we are the general partner or managing member and the third party does not have the ability to substantively participate in the decision-making process nor the ability to remove us as general partner or managing member without cause.

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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2013

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net which are accounted for under the equity method of accounting as of September 30, 2013 and December 31, 2012 (dollars in thousands):

Joint Venture	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at		UDR’s Ownership Interest
				September 30, 2013	December 31, 2012

UDR/MetLife I (a)	Various	8 operating communities	1,641	$49,550	$75,129	13.2%
		7 land parcels	N/A			4.0%
UDR/MetLife II (a)	Various	15 operating communities	3,119	327,446	327,001	50.0%
UDR/MetLife Vitruvian Park® (b)	Addison, TX	2 operating communities	739	79,478	—	50.0%
		1 development community (*)	391
		6 land parcels	N/A
Lodge at Stoughton	Stoughton, MA	1 operating community	240	14,941	16,311	95.0%
UDR/KFH	Washington D.C.	3 operating communities	660	26,998	29,663	30.0%
Texas	Texas	8 operating communities	3,359	1,522	3,457	20.0%

13th & Market	San Diego, CA	1 development community (*)	264	31,151	29,930	95.0%
Domain College Park	College Park, MD	1 development community (*)	256	26,001	25,546	95.0%
				557,087	507,037

Deferred fees and gains on the sale of depreciable property				(25,375)	(29,406)

Total investment in and advances to unconsolidated joint ventures, net				$531,712	$477,631

(*)
The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes. The number of apartment homes completed as of September 30, 2013 for one development community at UDR/MetLife Vitruvian Park®, 13th & Market, and Domain College Park was 239, 9, and 162, respectively.

(a) In June 2013 and within UDR/MetLife I, the Company exchanged with MetLife its approximately 10% ownership interest in four operating communities and paid MetLife an additional $15.6 million in cash for an increased ownership interest of approximately 35% in two high-rise operating communities, bringing UDR's ownership interest in the two high-rise operating communities to 50% each. The two high-rise operating communities are located in Denver, Colorado and San Diego, California and were subsequently contributed to UDR/MetLife II. The four operating communities in which UDR exchanged its ownership interest are located in Washington, D.C.; San Francisco, California; Dallas, Texas; and Charlotte, North Carolina. At 50% ownership, the Company's pro-rata share of the undepreciated book value of the UDR/MetLife II joint venture assets and outstanding debt was $796.4 million and $444.6 million, respectively, at June 30, 2013. UDR will continue to fee manage the four operating communities in which UDR exchanged its ownership interests.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2013

(b) In June 2013, the Company sold a 50% interest in five partnerships (the "UDR/MetLife Vitruvian Park® Partnerships") to MetLife for approximately $141.3 million. The transaction resulted in a gain of approximately $436,000 which the Company has deferred until completion of the development community (projected for the end of 2013). Under the terms of the UDR/MetLife Vitruvian Park® Partnerships, the Company serves as the general partner with significant participating rights held by our partner, and earns fees for property management, asset management, and financing transactions. The UDR/MetLife Vitruvian Park® Partnerships are accounted for under the equity method of accounting. Our initial investment was approximately $80.2 million, which consisted of approximately $140.0 million (50% of our net book value of the real estate at the time of the transaction) reduced by our share of the net proceeds received upon encumbering the assets of approximately $58.7 million and other operating adjustments.

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
As of September 30, 2013 and December 31, 2012, the Company had deferred fees and deferred profit from the sale of properties to joint ventures or partnerships of $25.4 million and $29.4 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.
The Company recognized $2.8 million and $8.5 million and $3.3 million and $9.0 million of management fees during the three and nine months ended September 30, 2013 and 2012, respectively, for our management of the joint ventures and partnerships. The management fees are classified in “Joint venture management and other fees” in the Consolidated Statements of Operations.
The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.
We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decrease in the value of its investments in unconsolidated joint ventures or partnerships during the three months and nine months ended September 30, 2013 and 2012.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2013

Combined summary financial information relating to all of the unconsolidated joint ventures and partnerships operations (not just our proportionate share), is presented below for the three months and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$62,694	$67,822	$186,381	$205,572
Real estate depreciation and amortization	22,052	24,263	65,166	76,637
Net (income)/loss	4,816	(3,691)	32,295	(8,768)
UDR income/(loss) from unconsolidated entities	(3,794)	(719)	(6,081)	(5,822)
Combined summary balance sheets relating to all of the unconsolidated joint ventures and partnerships (not just our proportionate share) are presented below as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012
Real estate, net	$3,221,001	$3,189,814
Total assets	3,295,430	3,266,518
Amount due to UDR	32,495	34,843
Third party debt	1,777,117	1,663,427
Total liabilities	1,852,178	1,747,855
Total equity	1,443,252	1,518,663
Equity held by noncontrolling interests	—	12,755
Investment in and advances to unconsolidated joint ventures, net	531,712	477,631
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2013

6. SECURED AND UNSECURED DEBT
The following is a summary of our secured and unsecured debt at September 30, 2013 and December 31, 2012 (dollars in thousands):

	Principal Outstanding		For the Nine Months Ended September 30, 2013
			Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
	September 30, 2013	December 31, 2012

Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$448,191	$455,533	5.43%	2.8	8
Fannie Mae credit facilities (b)	627,494	631,078	4.99%	5.3	22
Total fixed rate secured debt	1,075,685	1,086,611	5.17%	4.2	30
Variable Rate Debt
Mortgage notes payable	—	37,415	—	—	—
Tax-exempt secured notes payable (c)	94,700	94,700	0.87%	9.4	2
Fannie Mae credit facilities (b)	211,409	211,409	1.61%	6.8	7
Total variable rate secured debt	306,109	343,524	1.38%	7.6	9
Total Secured Debt	1,381,794	1,430,135	4.33%	5.0	39

Unsecured Debt:
Commercial Banks
Borrowings outstanding under an unsecured credit facility due December 2017 (d), (h)	—	76,000	—%	4.2
Senior Unsecured Notes
3.70% Medium-Term Notes due October 2020 (net of discount of $56) (g), (h)	299,944	—	3.70%	7.0
4.63% Medium-Term Notes due January 2022 (net of discount of $2,972 and $3,241) (h)	397,028	396,759	4.63%	8.3
1.44% Term Notes due June 2018 (e), (h)	35,000	35,000	1.44%	4.7
2.50% Term Notes due June 2018 (e), (h)	65,000	65,000	2.50%	4.7
6.05% Medium-Term Notes due June 2013	—	122,500	—	—
5.13% Medium-Term Notes due January 2014	184,000	184,000	5.13%	0.3
5.50% Medium-Term Notes due April 2014 (net of discount of $37 and $89)	128,463	128,411	5.50%	0.5
5.25% Medium-Term Notes due January 2015 (net of discount of $166 and $262)	325,009	324,913	5.25%	1.3
5.25% Medium-Term Notes due January 2016	83,260	83,260	5.25%	2.3
2.73% Term Notes due June 2018 (f), (h)	250,000	250,000	2.73%	4.7
8.50% Debentures due September 2024	15,644	15,644	8.50%	11.0
4.25% Medium-Term Notes due June 2018 (net of discount of $2,001 and $2,322) (h)	297,999	297,678	4.25%	4.7
Other	31	33	N/A	N/A
Total Unsecured Debt	2,081,378	1,979,198	4.35%	4.5
Total Debt	$3,463,172	$3,409,333	4.34%	4.7

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2013

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument. Secured debt encumbers $2.2 billion or 26.9% of UDR’s total real estate owned based upon gross book value ($5.9 billion or 73.1% of UDR’s real estate owned based on gross book value is unencumbered) as of September 30, 2013.
(a) At September 30, 2013, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from December 2014 through May 2019 and carry interest rates ranging from 3.43% to 5.94%.
The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. During the three and nine months ended September 30, 2013 and 2012, the Company had $1.3 million and $3.8 million and $1.3 million and $3.6 million of a reduction to interest expense based on amortization on the fair market adjustment of debt assumed in acquisition of properties, respectively. The unamortized fair market adjustment was a net premium of $13.1 million and $16.9 million at September 30, 2013 and December 31, 2012, respectively.
(b) UDR has three secured credit facilities with Fannie Mae with an aggregate commitment of $927.7 million at September 30, 2013. The Fannie Mae credit facilities are for terms of seven to ten years (maturing at various dates from May 2017 through July 2023) and bear interest at floating and fixed rates. At September 30, 2013, we have $627.5 million of the outstanding balance fixed at a weighted average interest rate of 4.99% and the remaining balance of $211.4 million on these facilities is currently at a weighted average variable interest rate of 1.61%.

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
Further information related to these credit facilities is as follows (dollars in thousands):

	September 30, 2013	December 31, 2012
Borrowings outstanding	$838,903	$842,487
Weighted average borrowings during the period ended	840,011	903,817
Maximum daily borrowings during the period ended	841,494	1,054,735
Weighted average interest rate during the period ended	4.2%	4.3%
Weighted average interest rate at the end of the period	4.1%	4.4%
(c) The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature on August 2019 and March 2032, respectively. Interest on these notes is payable in monthly installments. The variable rate mortgage notes have interest rates of 0.80% and 1.04%, respectively, as of September 30, 2013.

(d) The Company has a $900 million unsecured revolving credit facility. In June 2013, the Company amended its unsecured revolving credit facility. The amendment extended the maturity date to December 2017, included a six month extension option, and contained an accordion feature that allows the Company to increase the facility to $1.45 billion. Based on the Company's current credit rating, the credit facility carries an interest rate equal to LIBOR plus a spread of 110 basis points and a facility fee of 20 basis points. In the third quarter of 2013, the Company paid off the balance outstanding under the revolving credit facility. As of September 30, 2013, the Company had no balance outstanding under the revolving credit facility.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2013

The following is a summary of short-term bank borrowings under UDR’s bank credit facility at September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012
Total revolving credit facility	$900,000	$900,000
Borrowings outstanding at end of period (1)	—	76,000
Weighted average daily borrowings during the period ended	206,920	167,038
Maximum daily borrowings during the period ended	372,000	788,000
Weighted average interest rate during the period ended	1.2%	1.5%
Interest rate at end of the period	—%	1.4%
(1) Excludes $2.3 million and $3.9 million of letters of credit at September 30, 2013 and December 31, 2012, respectively.

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

(g) On September 26, 2013, the Company issued $300 million of 3.70% senior unsecured medium-term notes due October 2020. Interest is payable semiannually beginning in April 2014. The notes were priced at 99.981% of the principal amount at issuance and had a discount of $56,000 at September 30, 2013. We used the net proceeds to repay the borrowings outstanding on our $900 million unsecured credit facility and for general corporate purposes. The notes are fully and unconditionally guaranteed by the Operating Partnership.

(h) The Operating Partnership is a guarantor at September 30, 2013 and December 31, 2012.

The aggregate maturities, including amortizing principal payments of secured debt, of total debt for the next five calendar years subsequent to September 30, 2013 are as follows (dollars in thousands):

Year	Total Fixed Secured Debt	Total Variable Secured Debt	Total Secured Debt	Total Unsecured Debt (a)	Total Debt
2013	$3,362	$—	$3,362	$—	$3,362
2014	48,009	—	48,009	311,572	359,581
2015	197,204	—	197,204	324,382	521,586
2016	136,440	—	136,440	432,477	568,917
2017	178,372	65,000	243,372	—	243,372
Thereafter	512,298	241,109	753,407	1,012,947	1,766,354
Total	$1,075,685	$306,109	$1,381,794	$2,081,378	$3,463,172

(a) With the exception of the 1.44% Term Notes due June 2018 and revolving credit facility which carry a variable interest rate, all unsecured debt carries fixed interest rates.
We were in compliance with the covenants of our debt instruments at September 30, 2013.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2013

7. INCOME/(LOSS) PER SHARE
The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator for income/(loss) per share:
Income/(loss) from continuing operations	$3,235	$(8,543)	$8,280	$(29,925)
(Income)/loss from continuing operations attributable to redeemable noncontrolling interests in the Operating Partnership	(84)	607	(198)	1,413
(Income)/loss from continuing operations attributable to noncontrolling interests	37	(42)	30	(137)
Income/(loss) from continuing operations attributable to UDR, Inc.	3,188	(7,978)	8,112	(28,649)
Distributions to preferred stockholders - Series E (Convertible)	(931)	(931)	(2,793)	(2,793)
Distributions to preferred stockholders - Series G	—	—	—	(2,286)
Premium on preferred stock redemptions, net	—	—	—	(2,791)
Income/(loss) from continuing operations attributable to common stockholders	$2,257	$(8,909)	$5,319	$(36,519)

Income/(loss) from discontinued operations, net of tax	$—	$(1,133)	$—	$263,183
(Income)/loss from discontinued operations attributable to redeemable noncontrolling interests in the Operating Partnership	—	80	—	(10,057)
Income/(loss) from discontinued operations attributable to common stockholders	$—	$(1,053)	$—	$253,126

Net income/(loss) attributable to common stockholders	$2,257	$(9,962)	$5,319	$216,607

Denominator for income/(loss) per share:
Weighted average common shares outstanding	250,744	250,162	250,663	235,904
Non-vested restricted stock awards	(759)	(337)	(701)	(731)
Denominator for basic income/(loss) per share	249,985	249,825	249,962	235,173
Incremental shares issuable from assumed conversion of: Stock options and unvested restricted stock	1,469	—	1,477	—
Denominator for diluted income/(loss) per share	251,454	249,825	251,439	235,173
Income/(loss) per weighted average common share-basic:
Income/(loss) from continuing operations attributable to common stockholders	$0.01	$(0.04)	$0.02	$(0.16)
Income/(loss) from discontinued operations attributable to common stockholders	$—	$(0.00)	$—	$1.08
Net income/(loss) attributable to common stockholders	$0.01	$(0.04)	$0.02	$0.92
Income/(loss) per weighted average common share-diluted:
Income/(loss) from continuing operations attributable to common stockholders	$0.01	$(0.04)	$0.02	$(0.16)
Income/(loss) from discontinued operations attributable to common stockholders	$—	$(0.00)	$—	$1.08
Net income/(loss) attributable to common stockholders	$0.01	$(0.04)	$0.02	$0.92

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2013

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per share is computed based upon the common shares issuable from the assumed conversion of the OP Units, convertible preferred stock, stock options, and restricted stock. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods.
During the three and nine months ended September 30, 2012, the effect of the conversion of the OP Units, convertible preferred stock, stock options and restricted stock is not dilutive, and is therefore not included in the above calculations as the Company reported a loss from continuing operations attributable to common stockholders.

The following table sets forth the additional shares of Common Stock outstanding by equity instrument if converted to Common Stock for each of the three and nine months ended September 30, 2013 and 2012 (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
OP Units	9,323	9,406	9,343	9,415
Preferred Stock	3,036	3,036	3,036	3,036
Stock options and unvested restricted stock	1,469	1,364	1,477	1,360

8. NONCONTROLLING INTERESTS
Redeemable Noncontrolling Interests in the Operating Partnership
Interests in the Operating Partnership held by limited partners are represented by OP Units. The income is allocated to holders of OP Units based upon net income attributable to common stockholders and the weighted average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to noncontrolling interests in accordance with the terms of the individual partnership agreements.
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
The following table sets forth redeemable noncontrolling interests in the Operating Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership, December 31, 2012	$223,418
Mark to market adjustment to redeemable noncontrolling interests in the Operating Partnership	5,945
Conversion of OP Units to Common Stock	(1,711)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership	198
Distributions to redeemable noncontrolling interests in the Operating Partnership	(7,082)
Allocation of other comprehensive income/(loss)	196
Redeemable noncontrolling interests in the Operating Partnership, September 30, 2013	$220,964

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2013

The following sets forth net income/(loss) attributable to common stockholders and transfers from redeemable noncontrolling interests in the Operating Partnership for the following periods (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income/(loss) attributable to common stockholders	$2,257	$(9,962)	$5,319	$216,607
Conversion of OP Units to UDR Common Stock	—	333	1,711	479
Change in equity from net income/(loss) attributable to common stockholders and conversion of OP Units to UDR Common Stock	$2,257	$(9,629)	$7,030	$217,086
Noncontrolling Interests
Noncontrolling interests represent interests of unrelated partners in certain consolidated affiliates, and is presented as part of equity in the Consolidated Balance Sheets since these interests are not redeemable. During the three and nine months ended September 30, 2013 and 2012, net (income)/loss attributable to noncontrolling interests was $37,000 and $30,000 and $(42,000) and $(137,000), respectively.

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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2013

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of September 30, 2013 and December 31, 2012 are summarized as follows (dollars in thousands):

			Fair Value at September 30, 2013, Using
	Total Carrying Amount in Statement of Financial Position at September 30, 2013	Fair Value Estimate at September 30, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Notes receivable (a)	$66,707	$67,562	$—	$—	$67,562
Total assets	$66,707	$67,562	$—	$—	$67,562

Derivatives- Interest rate contracts (b)	$6,398	$6,398	$—	$6,398	$—
Secured debt instruments- fixed rate: (c)
Mortgage notes payable	448,191	468,211	—	—	468,211
Fannie Mae credit facilities	627,494	657,504	—	—	657,504
Secured debt instruments- variable rate: (c)
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	211,409	211,409	—	—	211,409
Unsecured debt instruments: (c)
Senior unsecured notes	2,081,378	2,157,302	—	—	2,157,302
Total liabilities	$3,469,570	$3,595,524	$—	$6,398	$3,589,126

Redeemable noncontrolling interests in the Operating Partnership (d)	$220,964	$220,964	$—	$220,964	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2013

			Fair Value at December 31, 2012, Using
	Total Carrying Amount in Statement of Financial Position at December 31, 2012	Fair Value Estimate at December 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description:
Notes receivable (a)	$64,006	$64,930	$—	$—	$64,930
Derivatives- Interest rate contracts (b)	2	2	—	2	—
Total assets	$64,008	$64,932	$—	$2	$64,930

Derivatives- Interest rate contracts (b)	$11,022	$11,022	$—	$11,022	$—
Secured debt instruments- fixed rate: (c)
Mortgage notes payable	455,533	494,728	—	—	494,728
Fannie Mae credit facilities	631,078	689,295	—	—	689,295
Secured debt instruments- variable rate: (c)
Mortgage notes payable	37,415	37,415	—	—	37,415
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	211,409	211,409	—	—	211,409
Unsecured debt instruments: (c)
Commercial bank	76,000	76,000	—	—	76,000
Senior unsecured notes	1,903,198	2,039,736	—	—	2,039,736
Total liabilities	$3,420,355	$3,654,305	$—	$11,022	$3,643,283

Redeemable noncontrolling interests in the Operating Partnership (d)	$223,418	$223,418	$—	$223,418	$—

(a)	See Note 2, Significant Accounting Policies.

(b)	See Note 10, Derivatives and Hedging Activity.

(c)	See Note 6, Secured and Unsecured Debt.

(d)	See Note 8, Noncontrolling Interests.

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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2013

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB's fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
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
Financial Instruments Not Carried at Fair Value
At September 30, 2013, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
We consider various factors to determine if a decrease in the value of our investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary decrease in the value of its investments in unconsolidated joint ventures during the three and nine months ended September 30, 2013, respectively.
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
SEPTEMBER 30, 2013

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss, net” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2013 and 2012, the Company recorded less than a  $1,000 loss from ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item, and the fair value of interest rate swaps that were not zero at inception of the hedging relationship.
Amounts reported in “Accumulated other comprehensive loss, net” in the Consolidated Balance Sheets related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through September 30, 2014, the Company estimates that an additional $5.1 million will be reclassified as an increase to interest expense.
As of September 30, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	11	$419,787
Interest rate caps	5	$274,291
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a gain/(loss) of $280,000 and $275,000 and $(1,000) and $290,000 for the three and nine months ended September 30, 2013 and 2012, respectively.
As of September 30, 2013, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	2	$155,197

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2013

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance Sheet Location	September 30, 2013	December 31, 2012	Balance Sheet Location	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	$2	Other liabilities	$6,398	$11,022
Total		$—	$2		$6,398	$11,022
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$—	$—	Other liabilities	$—	$—
Total		$—	$—		$—	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2013

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2013	2012		2013	2012		2013	2012

For the Three Months Ended September 30,
Interest rate products	$(386)	$(1,355)	Interest expense	$(1,635)	$(1,925)	Interest expense	$—	$—
Total	$(386)	$(1,355)		$(1,635)	$(1,925)		$—	$—

For the Nine Months Ended September 30,
Interest rate products	$(334)	$(4,847)	Interest expense	$(5,180)	$(5,677)	Interest expense	$—	$—
Total	$(334)	$(4,847)		$(5,180)	$(5,677)		$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2013	2012

For the Three Months Ended September 30,
Interest rate products	Interest and other income, net	$280	$(1)
Total		$280	$(1)

For the Nine Months Ended September 30,
Interest rate products	Interest and other income, net	$275	$290
Total		$275	$290

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2013

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
Certain of the Company’s agreements with its derivative counterparties contain provisions where if there is a change in the Company’s financial condition that materially changes the Company’s creditworthiness in an adverse manner, the Company may be required to fully collateralize its obligations under the derivative instrument. At September 30, 2013 and December 31, 2012, no cash collateral was posted or required to be posted by the Company or by a counterparty.
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
As of September 30, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6.9 million. As of September 30, 2013, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2013, it would have been required to settle its obligations under the agreements at their termination value of $6.9 million.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2013

The Company has elected not to offset derivative positions in the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of September 30, 2013 and December 31, 2012:

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Financial Instruments	Cash Collateral Received	Net Amount

September 30, 2013	$—	$—	$—	$—	$—	$—

December 31, 2012	$2	$—	$2	$—	$—	$2

(a) Amounts reconcile to the aggregate fair value of derivative assets in the "Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet" located in this footnote.

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (b)	Financial Instruments	Cash Collateral Posted	Net Amount

September 30, 2013	$6,398	$—	$6,398	$—	$—	$6,398

December 31, 2012	$11,022	$—	$11,022	$—	$—	$11,022

(b) Amounts reconcile to the aggregate fair value of derivative liabilities in the "Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet" located in this footnote.

11. STOCK BASED COMPENSATION
During the three and nine months ended September 30, 2013 and 2012, we recognized $2.4 million and $6.7 million and $830,000 and $7.9 million, respectively, as stock based compensation expense, which is inclusive of awards granted to our independent directors.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2013

12. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Company’s real estate commitments at September 30, 2013 (dollars in thousands):

	Number of Properties	Costs Incurred to Date	Expected Costs to Complete (a)	Average Ownership Stake
Wholly owned — under development	6	$489,472	$292,978	100%
Wholly owned — redevelopment	2	117,727	17,573	100%
Joint ventures:
Unconsolidated joint ventures	3	212,629	1,778	76%
		$819,828	$312,329
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
UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•
Same-Store Communities represent those communities acquired, developed, and stabilized prior to July 1, 2012 for quarter-to-date comparison and January 1, 2012 for year-to-date comparison and held as of September 30, 2013. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2013

•
Non-Mature Communities/Other represent those communities that were acquired or developed in 2011, 2012 or 2013, sold properties, redevelopment properties, consolidated joint venture properties, and the non-apartment components of mixed use properties.

Management evaluates the performance of each of our apartment communities on a same-store community and non-mature community/other basis, as well as individually and geographically. This is consistent with the aggregation criteria under GAAP as each of our apartment communities generally has similar economic characteristics, facilities, services, and tenants. Therefore, the Company’s reportable segments have been aggregated by geography in a manner identical to that which is provided to the chief operating decision maker.
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and nine months ended September 30, 2013 and 2012.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2013

The following table details rental income and NOI from continuing and discontinued operations for UDR’s reportable segments for the three and nine months ended September 30, 2013 and 2012, and reconciles NOI to "Net income/(loss) attributable to UDR, Inc." per the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Reportable apartment home segment rental income
Same-Store Communities
West Region	$64,183	$60,414	$180,105	$170,533
Mid-Atlantic Region	41,749	40,867	124,700	121,028
Northeast Region	14,777	13,824	43,440	40,417
Southeast Region	29,165	27,983	86,643	82,360
Southwest Region	13,293	12,492	30,280	28,359
Non-Mature Communities/Other	27,212	26,186	98,125	119,102
Total segment and consolidated rental income	$190,379	$181,766	$563,293	$561,799
Reportable apartment home segment NOI
Same-Store Communities
West Region	$45,549	$41,765	$127,599	$118,548
Mid-Atlantic Region	28,666	28,251	86,477	83,879
Northeast Region	10,640	9,987	31,410	29,013
Southeast Region	18,607	17,718	56,124	53,076
Southwest Region	7,983	7,455	18,541	16,880
Non-Mature Communities/Other	17,198	17,118	62,461	77,923
Total segment and consolidated NOI	128,643	122,294	382,612	379,319
Reconciling items:
Joint venture management and other fees	3,207	3,320	9,347	9,026
Property management	(5,236)	(4,998)	(15,491)	(15,449)
Other operating expenses	(1,787)	(1,467)	(5,237)	(4,284)
Real estate depreciation and amortization	(84,266)	(88,223)	(252,839)	(266,944)
General and administrative	(11,364)	(10,022)	(30,706)	(33,139)
Hurricane-related recoveries/(charges), net	6,460	—	12,253	—
Other depreciation and amortization	(1,176)	(1,078)	(3,460)	(3,013)
Income/(loss) from unconsolidated entities	(3,794)	(719)	(6,081)	(5,822)
Interest expense	(30,939)	(31,845)	(92,723)	(108,132)
Interest and other income/(expense), net	829	1,235	3,291	1,644
Tax benefit, net	2,658	2,960	7,314	28,654
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership	(84)	687	(198)	(8,644)
Net (income)/loss attributable to noncontrolling interests	37	(42)	30	(137)
Net gain/(loss) on sale of depreciable property, net of tax	—	(1,133)	—	251,398
Net income/(loss) attributable to UDR, Inc.	$3,188	$(9,031)	$8,112	$224,477

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2013

The following table details the assets of UDR’s reportable segments as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012
Reportable apartment home segment assets:
Same-Store Communities:
West Region	$2,496,900	$2,422,987
Mid-Atlantic Region	1,428,109	1,419,873
Northeast Region	736,639	723,437
Southeast Region	885,847	887,482
Southwest Region	433,588	385,377
Non-Mature Communities/Other	2,134,975	2,216,672
Total segment assets	8,116,058	8,055,828
Accumulated depreciation	(2,155,665)	(1,924,682)
Total segment assets — net book value	5,960,393	6,131,146
Reconciling items:
Cash and cash equivalents	11,149	12,115
Restricted cash	23,022	23,561
Deferred financing costs, net	27,269	24,990
Notes receivable, net	66,707	64,006
Investment in and advances to unconsolidated joint ventures, net	531,712	477,631
Other assets	135,814	125,654
Total consolidated assets	$6,756,066	$6,859,103
Capital expenditures related to our same-store communities totaled $15.5 million and $37.4 million and $14.6 million and $40.5 million for the three and nine months ended September 30, 2013 and 2012, respectively. Capital expenditures related to our non-mature communities/other totaled $552,000 and $2.0 million and $664,000 and $4.5 million for the three and nine months ended September 30, 2013 and 2012, respectively.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
SEPTEMBER 30, 2013

Based on the claims filed and management’s estimates, the Company recognized a $9.0 million impairment charge for the damaged assets’ net book value and incurred $10.4 million of repair and cleanup costs during the year ended December 31, 2012. The impairment charge and the repair and cleanup costs incurred were reduced as of December 31, 2012 by $14.5 million of estimated insurance recovery, and were classified in “Hurricane-related (recoveries)/charges, net” on the Consolidated Statements of Operations. During the three and nine months ended September 30, 2013, no material adjustments to the impairment charge and the repair and cleanup costs incurred were recognized. With the exception of one of the properties that is under redevelopment at September 30, 2013, the rehabilitation of the remaining two properties was substantially completed as of September 30, 2013.
As of September 30, 2013, the Company had settled the Hurricane Sandy claims and received insurance proceeds in excess of the $14.5 million estimated insurance recovery receivable related to the impairment charge and the repair and cleanup costs incurred. As a result, the Company recognized a Hurricane-related recovery of approximately $2.0 million and $4.8 million and a casualty gain of approximately $654,000 for the three and nine months ended September 30, 2013, respectively. Both the recovery and casualty gain were classified in "Hurricane-related (recoveries)/charges, net" on the Consolidated Statements of Operations.
Based on the claims filed and management’s estimates, the Company recognized $4.4 million of business interruption losses for the year ended December 31, 2012, of which $3.6 million were related to rent concession rebates provided to residents during the period the properties were uninhabitable and were classified in "Hurricane-related (recoveries)/charges, net" on the Consolidated Statements of Operations, and $767,000 were related to rent that was not contractually receivable and were classified as a reduction to “Rental income” on the Consolidated Statements of Operations. As noted below, the Company recovered from the insurance carrier approximately $4.2 million of the $4.4 million of 2012 business interruption losses. The Company estimates that it incurred an additional $3.4 million of business interruption losses for the nine months ended September 30, 2013. As noted below, the Company recovered from the insurance carrier approximately $2.6 million of the $3.4 million of 2013 business interruption losses.
During the three and nine months ended September 30, 2013, the Company received approximately $3.8 million and $6.8 million, respectively, of insurance proceeds for recovery of business interruption losses. Of the $6.8 million of insurance proceeds received during the nine months ended September 30, 2013, $4.2 million related to recovery of business interruption losses incurred in 2012 and the remaining $2.6 million related to recovery of business interruption losses incurred in 2013. The $6.8 million of recovery was classified in “Hurricane-related (recoveries)/charges, net” on the Consolidated Statements of Operations as of September 30, 2013.

[This page is intentionally left blank.]

UNITED DOMINION REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	September 30, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$4,165,089	$4,095,528
Less: accumulated depreciation	(1,231,375)	(1,096,001)
Real estate held for investment, net	2,933,714	2,999,527
Real estate under development (net of accumulated depreciation $1,145 and $1,132)	139,848	86,260
Total real estate owned, net of accumulated depreciation	3,073,562	3,085,787
Cash and cash equivalents	2,422	2,804
Restricted cash	13,488	12,926
Deferred financing costs, net	6,167	6,072
Other assets	26,857	28,665
Total assets	$3,122,496	$3,136,254

LIABILITIES AND CAPITAL

Liabilities:
Secured debt	$937,023	$967,239
Notes payable due to General Partner	88,696	88,696
Real estate taxes payable	13,881	5,783
Accrued interest payable	3,390	3,604
Security deposits and prepaid rent	14,378	13,360
Distributions payable	43,488	40,752
Deferred gains on the sale of depreciable property	63,838	63,838
Accounts payable, accrued expenses, and other liabilities	42,849	34,226
Total liabilities	1,207,543	1,217,498

Commitments and contingencies (Note 11)

Capital:
Partners’ capital:
General partner: 110,883 OP Units outstanding at September 30, 2013 and December 31, 2012	1,162	1,223
Limited partners: 184,170,370 OP Units outstanding at September 30, 2013 and December 31, 2012	1,819,935	1,921,445
Accumulated other comprehensive loss, net	(3,612)	(5,369)
Total partners’ capital	1,817,485	1,917,299
Payable/(receivable) due to/(from) General Partner	84,804	(11,056)
Noncontrolling interests	12,664	12,513
Total capital	1,914,953	1,918,756
Total liabilities and capital	$3,122,496	$3,136,254
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

REVENUES:
Rental income	$103,997	$100,235	$306,766	$294,161

OPERATING EXPENSES:
Property operating and maintenance	19,994	19,478	57,765	56,959
Real estate taxes and insurance	12,011	10,930	34,425	31,190
Property management	2,860	2,756	8,436	8,089
Other operating expenses	1,406	1,321	4,215	3,944
Real estate depreciation and amortization	44,855	51,012	135,555	148,217
General and administrative	6,855	4,635	18,324	19,581
Hurricane-related (recoveries)/charges, net	(3,807)	—	(8,083)	—
Total operating expenses	84,174	90,132	250,637	267,980

Operating income	19,823	10,103	56,129	26,181

Interest expense	8,506	9,357	26,284	34,240
Interest expense on note payable due to General Partner	267	490	801	1,468
Income/(loss) from continuing operations	11,050	256	29,044	(9,527)
Income/(loss) from discontinued operations	—	(132)	—	54,162
Net income/(loss)	11,050	124	29,044	44,635
Net (income)/loss attributable to noncontrolling interests	(39)	(39)	(151)	(304)
Net income/(loss) attributable to OP unitholders	$11,011	$85	$28,893	$44,331

Income/(loss) per weighted average OP Unit- basic and diluted:
Income/(loss) from continuing operations attributable to OP unitholders	$0.06	$0.00	$0.16	$(0.05)
Income(loss) from discontinued operations attributable to OP unitholders	$—	$0.00	$—	$0.29
Net income/(loss) attributable to OP unitholders	$0.06	$0.00	$0.16	$0.24

Weighted average OP Units outstanding - basic and diluted	184,281	184,281	184,281	184,281
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income/(loss)	$11,050	$124	$29,044	$44,635

Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss)- derivative instruments:
Unrealized holding gain/(loss)	(201)	(503)	(284)	(1,873)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	590	863	2,041	2,545
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	389	360	1,757	672

Comprehensive income/(loss)	11,439	484	30,801	45,307

Comprehensive (income)/loss attributable to noncontrolling interests	(39)	(39)	(151)	(304)

Comprehensive income/(loss) attributable to OP unitholders	$11,400	$445	$30,650	$45,003

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

	Class A Limited Partners	Limited Partners	UDR, Inc.		Accumulated Other Comprehensive Income/(Loss), net	Total Partners' Capital	Payable/(Receivable) due to/(from) General Partner	Noncontrolling Interests
			Limited Partner	General Partner					Total
Balance at December 31, 2012	$41,656	$181,762	$1,698,027	$1,223	$(5,369)	$1,917,299	$(11,056)	$12,513	$1,918,756
Distributions	(1,742)	(5,340)	(123,304)	(78)	—	(130,464)	—	—	(130,464)
OP Unit Redemptions for common shares of UDR	—	(1,711)	1,711	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	1,327	3,550	(4,877)	—	—	—	—	—	—
Net income/(loss)	275	1,187	27,414	17	—	28,893	—	151	29,044
Other comprehensive income/(loss)	—	—	—	—	1,757	1,757	—	—	1,757
Net change in amount due to/(from) General Partner	—	—	—	—	—	—	95,860	—	95,860
Balance at September 30, 2013	$41,516	$179,448	$1,598,971	$1,162	$(3,612)	$1,817,485	$84,804	$12,664	$1,914,953
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for unit data)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income/(loss)	29,044	44,635
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	135,555	149,422
Net gain on the sale of depreciable property	—	(51,050)
Hurricane-related (recoveries)/charges, net	(618)	—
Other	2,413	2,363
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(10,201)	454
Increase/(decrease) in operating liabilities	8,495	8,584
Net cash provided by operating activities	164,688	154,408

Investing Activities
Development of real estate assets	(45,490)	(11,531)
Proceeds from sales of real estate investments, net	—	113,126
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(59,223)	(67,188)
Net cash provided by/(used in) investing activities	(104,713)	34,407

Financing Activities
Advances from/(to) General Partner, net	(11,199)	41,273
Proceeds from the issuance of secured debt	—	26,054
Payments on secured debt	(41,034)	(248,160)
Distributions paid to partnership unitholders	(6,987)	(6,768)
Payments of financing costs	(1,137)	—
Net cash provided by/(used in) financing activities	(60,357)	(187,601)
Net increase/(decrease) in cash and cash equivalents	(382)	1,214
Cash and cash equivalents, beginning of period	2,804	704
Cash and cash equivalents, end of period	$2,422	$1,918

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$31,933	$37,552
Reallocation of credit facilities debt from General Partner	$13,682	$—
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

1. CONSOLIDATION AND BASIS OF PRESENTATION
Consolidation and Basis of Presentation
United Dominion Realty, L.P. (“UDR, L.P.”, the “Operating Partnership”, “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the three and nine months ended September 30, 2013 and 2012, rental revenues of the Operating Partnership represented 55% and 54% and 55% and 54%, respectively, of the General Partner’s consolidated rental revenues (including those classified within discontinued operations). At September 30, 2013, the Operating Partnership’s apartment portfolio consisted of 70 communities located in 18 markets consisting of 21,685 apartment homes.
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
As of September 30, 2013, there were 184,281,253 OP Units outstanding, of which, 174,957,880 or 94.9% were owned by UDR and affiliated entities and 9,323,373 or 5.1% were owned by non-affiliated limited partners. See Note 9, Capital Structure.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of September 30, 2013, and results of operations for the three and nine months ended September 30, 2013 and 2012 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2012 included in the Annual Report on Form 10-K filed by UDR and the Operating Partnership with the SEC on February 27, 2013.
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
SEPTEMBER 30, 2013

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

In February 2012, the FASB issued ASU No. 2013-02, Other Comprehensive Income (Topic 220) to require preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the notes thereto) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other existing disclosures is required in the notes. The amendments, which were adopted by the Operating Partnership on January 1, 2013, did not have any impact on the Operating Partnership's consolidated financial position, results of operations, or cash flows. The accompanying consolidated financial statements include the required disclosures in the Consolidated Statements of Comprehensive Income/(Loss) or in the notes thereto for each of the three and nine month periods ended September 30, 2013 and 2012.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2013

Comprehensive Income/(Loss)
Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and nine months ended September 30, 2013 and 2012, the Operating Partnership's other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges and (gain)/loss reclassified from other comprehensive income/(loss) into earnings. The (gain)/loss reclassified from other comprehensive income/(loss) is included in interest expense in the accompanying Consolidated Statements of Operations. See Note 8, Derivatives and Hedging Activity for further discussion.
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
Management of the General Partner has reviewed all open tax years (2009 through 2012) of tax jurisdictions and concluded there is no material tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2013

3. REAL ESTATE OWNED
Real estate assets owned by the Operating Partnership consists of income producing operating properties, properties held for sale, properties under development, and land held for future development. At September 30, 2013, the Operating Partnership owned and consolidated 70 communities in nine states plus the District of Columbia totaling 21,685 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012
Land	$1,014,663	$1,006,724
Depreciable property — held and used:
Buildings and improvements	3,024,688	2,970,510
Furniture, fixtures and equipment	125,738	118,294
Under development:
Land	25,833	25,833
Construction in progress	115,160	61,559
Real estate owned	4,306,082	4,182,920
Accumulated depreciation	(1,232,520)	(1,097,133)
Real estate owned, net	$3,073,562	$3,085,787
The Operating Partnership did not have any acquisitions during the three and nine months ended September 30, 2013 and 2012.
All development projects and related carrying costs are capitalized and reported on the Consolidated Balance Sheets as “Real estate under development.” The costs of development projects which include interest, real estate taxes, insurance and allocated development overhead related to support costs for personnel working directly on the development site are capitalized during the construction period. These costs, excluding the direct costs of development and capitalized interest for the three and nine months ended September 30, 2013 and 2012, were $618,000 and $2.0 million and $564,000 and $1.4 million, respectively. During the three and nine months ended September 30, 2013 and 2012, total capitalized interest was $1.7 million and $4.4 million and $1.2 million and $2.5 million, respectively.

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

Based on the claims filed and management’s estimates, the Operating Partnership recognized a $7.1 million impairment charge for the damaged assets’ net book value and incurred $7.0 million of repair and cleanup costs during the year ended December 31, 2012. The impairment charge and the repair and cleanup costs incurred were reduced as of December 31, 2012 by $10.8 million of estimated insurance recovery, and were classified in "Hurricane-related (recoveries)/charges, net" on the Consolidated Statements of Operations. During the three and nine months ended September 30, 2013, no material adjustments to the impairment charge and the repair and cleanup costs incurred were recognized. The rehabilitation of these two properties was substantially completed as of September 30, 2013.

During 2013, the Company settled the Hurricane Sandy claims and received insurance proceeds in excess of the $10.8 million estimated insurance recovery receivable related to the impairment charge and the repair and cleanup costs incurred. See Note 13, Hurricane-Related (Recoveries)/Charges for additional information.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2013

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
During the three and nine months ended September 30, 2013, the Operating Partnership did not dispose of any communities. During the nine months ended September 30, 2012, the Operating Partnership sold four communities with 1,314 apartment homes. At September 30, 2013, the Operating Partnership had no communities that met the criteria to be classified as held for sale and included in discontinued operations.
During the three and nine months ended September 30, 2012, the Operating Partnership recognized a net gain/(loss) on the sale of communities of $(132,000) and $51.1 million, respectively, which were included in discontinued operations. The results of operations for these properties are classified in the Consolidated Statements of Operations in the line item entitled “Income/(loss) from discontinued operations.”
The following is a summary of income/(loss) from discontinued operations for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rental income	$—	$—	$—	$6,750

Rental expenses	—	—	—	2,247
Property management	—	—	—	186
Real estate depreciation	—	—	—	1,205
	—	—	—	3,638
Income/(loss) attributable to disposed properties	—	—	—	3,112
Net gain/(loss) on the sale of depreciable property	—	(132)	—	51,050
Income/(loss) from discontinued operations	$—	$(132)	$—	$54,162

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2013

5. DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	Principal Outstanding		For the Nine Months Ended September 30, 2013
	September 30, 2013	December 31, 2012	Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
Fixed Rate Debt
Mortgage notes payable	$388,878	$394,999	5.43%	2.8	5
Fannie Mae credit facilities	379,087	370,638	4.71%	5.7	10
Total fixed rate secured debt	767,965	765,637	5.07%	4.2	15
Variable Rate Debt
Mortgage notes payable	—	37,415	—	—	—
Tax-exempt secured note payable	27,000	27,000	1.04%	18.5	1
Fannie Mae credit facilities	142,058	137,187	1.91%	8.0	5
Total variable rate secured debt	169,058	201,602	1.77%	9.7	6
Total Secured Debt	$937,023	$967,239	4.48%	5.2	21
As of September 30, 2013, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $927.7 million with $838.9 million outstanding. The Fannie Mae credit facilities are for an initial term of seven to 10 years and bear interest at floating and fixed rates. At September 30, 2013, $627.5 million of the outstanding balance was fixed at a weighted average interest rate of 4.99% and the remaining balance of $211.4 million on these facilities had a weighted average variable interest rate of 1.61%. During the three months ended June 30, 2013, the General Partner reallocated an additional $13.7 million of the Fannie Mae credit facilities to the Operating Partnership. At September 30, 2013, there was a total of $521.1 million of these credit facilities allocated to the Operating Partnership based on the ownership of the assets securing the debt. Following is information related to the credit facilities allocated to the Operating Partnership:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Borrowings outstanding	$521,145	$507,825
Weighted average borrowings during the period ended	521,834	544,793
Maximum daily borrowings during the period	522,755	635,762
Weighted average interest rate during the period ended	4.2%	4.3%
Interest rate at the end of the period	4.1%	4.4%
The Operating Partnership may from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair value adjustment of the fixed rate debt instruments on the Operating Partnership’s properties was a net premium of $10.9 million and $13.8 million at September 30, 2013 and December 31, 2012, respectively.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2013

Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from December 2015 through May 2019 and carry interest rates ranging from 3.43% to 5.94%.
Secured credit facilities. At September 30, 2013, the General Partner had borrowings against its fixed rate facilities of $627.5 million of which $379.1 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of September 30, 2013, the fixed rate Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average fixed interest rate of 4.71%.
Variable Rate Debt
Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures March 2032. Interest on this note is payable in monthly installments. The note had an interest rate of 1.04% as of September 30, 2013.
Secured credit facilities. At September 30, 2013, the General Partner had borrowings against its variable rate facilities of $211.4 million of which $142.1 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of September 30, 2013, the variable rate borrowings under the Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average floating interest rate of 1.91%.
The aggregate maturities of the Operating Partnership’s secured debt due during each of the next five calendar years subsequent to September 30, 2013 are as follows (dollars in thousands):

	Fixed		Variable
	Mortgage Notes	Credit Facilities	Tax Exempt Notes Payable	Credit Facilities	Total
2013	$2,109	$84	$—	$—	$2,193
2014	8,573	344	—	—	8,917
2015	192,923	364	—	—	193,287
2016	131,956	382	—	—	132,338
2017	1,640	15,684	—	6,566	23,890
Thereafter	51,677	362,229	27,000	135,492	576,398
Total	$388,878	$379,087	$27,000	$142,058	$937,023
Guarantor on Unsecured Debt
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $900 million, $250 million of term notes due June 2018, $100 million of term notes due June 2018, $300 million of medium-term notes due June 2018, $300 million of medium-term notes due October 2020, and $400 million of medium-term notes due January 2022. As of September 30, 2013, there were no outstanding borrowings under the unsecured credit facility. As of December 31, 2012, the outstanding balance under the unsecured credit facility was $76.0 million.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2013

6. RELATED PARTY TRANSACTIONS
Payable/(Receivable) Due To/(From) the General Partner
The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had a net payable balance of $84.8 million and a net receivable balance of $11.1 million at September 30, 2013 and December 31, 2012, respectively, which is reflected as an increase and a reduction of capital, respectively, on the Consolidated Balance Sheets.
Allocation of General and Administrative Expenses
The General Partner provides various general and administrative and other overhead services for the Operating Partnership including legal assistance, acquisitions analysis, marketing and advertising, and allocates these expenses to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on its pro-rata portion of UDR’s total apartment homes. During the three and nine months ended September 30, 2013 and 2012, the general and administrative expenses allocated to the Operating Partnership by UDR were $6.5 million and $17.4 million and $4.5 million and $19.1 million, respectively, and are included in “General and administrative” expenses on the Consolidated Statements of Operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.
During the three and nine months ended September 30, 2013 and 2012, the Operating Partnership incurred $3.1 million and $9.1 million and $2.8 million and $8.3 million, respectively, of related party management fees related to a management agreement entered into in 2011 with wholly owned subsidiaries of RE3. (See further discussion in paragraph below.) These related party management fees are initially recorded in “General and administrative” on the Consolidated Statements of Operations, and a portion related to management fees charged by the Taxable REIT Subsidiary (“TRS”) of the General Partner is reclassified to "Property management" on the Consolidated Statements of Operations. (See further discussion below.)
Management Fee
In 2011, the Operating Partnership entered into a management agreement with wholly owned subsidiaries of RE3. Under the management agreement, the Operating Partnership is charged a management fee equal to 2.75% of gross rental revenues, which is classified in "Property management" on the Consolidated Statements of Operations.
Guaranties by the General Partner
The Operating Partnership provided a “bottom dollar” guaranty to certain limited partners as part of their original contribution to the Operating Partnership. The guaranty protects the tax basis of the underlying contribution and is reflected on the OP unitholder’s Schedule K-1 tax form. The guaranty was made in the form of a note payable issued by the Operating Partnership to the General Partner at an annual interest rate of 0.932% at September 30, 2013 and December 31, 2012, respectively. Interest payments are made monthly and the note is due December 31, 2013. At September 30, 2013 and December 31, 2012, respectively, the note payable due to the General Partner was $83.2 million.
In 2011, the Operating Partnership also provided a "bottom dollar" guaranty in conjunction with 1,802,239 OP Units issued in partial consideration to the seller for the acquisition of an operating community. The guaranty was made in the form of a note payable issued by the Operating Partnership to the General Partner at an annual interest rate of 5.337%. Interest payments are due monthly and the note matures on August 31, 2021. At September 30, 2013 and December 31, 2012, respectively, the note payable due to the General Partner was $5.5 million.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2013

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

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of September 30, 2013 and December 31, 2012 are summarized as follows (dollars in thousands):

			Fair Value at September 30, 2013, Using
	Total Carrying Amount in Statement of Financial Position on September 30, 2013	Fair Value Estimate at September 30, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Derivatives- Interest rate contracts (a)	$3,181	$3,181	$—	$3,181	$—
Secured debt instruments- fixed rate: (b)
Mortgage notes payable	388,878	406,823	—	—	406,823
Fannie Mae credit facilities	379,087	392,764	—	—	392,764
Secured debt instruments- variable rate: (b)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Fannie Mae credit facilities	142,058	142,058	—	—	142,058
Total liabilities	$940,204	$971,826	$—	$3,181	$968,645

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2013

			Fair Value at December 31, 2012, Using
	Total Carrying Amount in Statement of Financial Position on December 31, 2012	Fair Value Estimate at December 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Derivatives- Interest rate contracts (a)	$2	$2	$—	$2	$—
Total assets	$2	$2	$—	$2	$—

Derivatives- Interest rate contracts (a)	$4,750	$4,750	$—	$4,750	$—
Secured debt instruments- fixed rate: (b)
Mortgage notes payable	394,999	429,973	—	—	429,973
Fannie Mae credit facilities	370,638	399,389	—	—	399,389
Secured debt instruments- variable rate: (b)
Mortgage notes payable	37,415	37,415	—	—	37,415
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Fannie Mae credit facilities	137,187	137,187	—	—	137,187
Total liabilities	$971,989	$1,035,714	$—	$4,750	$1,030,964

(a)	See Note 8, Derivatives and Hedging Activity.

(b)	See Note 5, Debt.
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
Although the Operating Partnership has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2013 and December 31, 2012, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB's fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Financial Instruments Not Carried at Fair Value
At September 30, 2013, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2013

approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Operating Partnership using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss, net” in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2013 and 2012, the Operating Partnership recorded less than a $1,000 loss of ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2013

Amounts reported in “Accumulated other comprehensive loss, net” related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is allocated to the Operating Partnership. During the next twelve months through September 30, 2014, we estimate that an additional $2.3 million will be reclassified as an increase to interest expense.
As of September 30, 2013, the Operating Partnership had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	2	$96,974
Interest rate caps	5	$255,561
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in losses of $0 and $5,000 and $2,000 and $9,000 for the three and nine months ended September 30, 2013 and 2012, respectively.
As of September 30, 2013, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	1	$83,289

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Operating Partnership’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012.

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance Sheet Location	September 30, 2013	December 31, 2012	Balance Sheet Location	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	$2	Other liabilities	$3,181	$4,750
Total		$—	$2		$3,181	$4,750

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$—	$—	Other liabilities	$—	$—
Total		$—	$—		$—	$—

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2013

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships				Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2013	2012		2013	2012

For the Three Months Ended September 30,

Interest rate products	$(201)	$(503)	Interest expense	$(590)	$(863)
Total	$(201)	$(503)		$(590)	$(863)

For the Nine Months Ended September 30,
Interest rate products	$(284)	$(1,873)	Interest expense	$(2,041)	$(2,545)
Total	$(284)	$(1,873)		$(2,041)	$(2,545)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

		2013	2012

For the Three Months Ended September 30,
Interest rate products	Other operating expenses	$—	$(2)
Total		$—	$(2)
For the Nine Months Ended September 30,
Interest rate products	Other operating expenses	$(5)	$(9)
Total		$(5)	$(9)
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
Certain of the General Partner’s agreements with its derivative counterparties contain provisions where if there is a change in the General Partner’s financial condition that materially changes the General Partner’s creditworthiness in an adverse

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2013

manner, the General Partner may be required to fully collateralize its obligations under the derivative instrument. At September 30, 2013 and December 31, 2012, no cash collateral was posted or required to be posted by the General Partner or by a counterparty.
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
As of September 30, 2013, the fair value of derivatives in a net liability position that were allocated to the Operating Partnership, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.3 million. As of September 30, 2013, the General Partner has not posted any collateral related to these agreements. If the General Partner had breached any of these provisions at September 30, 2013, it would have been required to settle its obligations under the agreements at their termination value of $3.3 million.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2013

The General Partner has elected not to offset derivative positions in the consolidated financial statements. The table below presents the effect on the Operating Partnership's financial position had the General Partner made the election to offset its derivative positions as of September 30, 2013 and December 31, 2012:

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Financial Instruments	Cash Collateral Received	Net Amount

September 30, 2013	$—	$—	$—	$—	$—	$—

December 31, 2012	$2	$—	$2	$—	$—	$2

(a) Amounts reconcile to the aggregate fair value of derivative assets in the "Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet" located in this footnote.

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (b)	Financial Instruments	Cash Collateral Posted	Net Amount

September 30, 2013	$3,181	$—	$3,181	$—	$—	$3,181

December 31, 2012	$4,750	$—	$4,750	$—	$—	$4,750

(b) Amounts reconcile to the aggregate fair value of derivative liabilities in the "Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet" located in this footnote.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2013

9. CAPITAL STRUCTURE
General Partnership Units
The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP Units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Partnership Units. There were 110,883 General Partnership units outstanding at September 30, 2013 and December 31, 2012, all of which were held by UDR.
Limited Partnership Units
At September 30, 2013 and December 31, 2012, there were 184,170,370 limited partnership units outstanding, of which 1,873,332 were Class A Limited Partnership units. UDR owned 174,846,997 or 94.9% and 174,775,152 or 94.9% at September 30, 2013 and December 31, 2012, respectively, of which 121,661 were Class A Limited Partnership units. The remaining 9,323,373 or 5.1% and 9,395,218 or 5.1% limited partnership units, were held by non-affiliated partners at September 30, 2013 and December 31, 2012, respectively, of which 1,751,671 were Class A Limited Partnership units.
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
The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $221.0 million and $223.4 million as of September 30, 2013 and December 31, 2012, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.
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
SEPTEMBER 30, 2013

Partners' capital accounts. Such losses are, therefore, allocated to the General Partner. If any Partner’s capital balance were to fall into a deficit, any income and gains are allocated to each Partner sufficient to eliminate its negative capital balance.

10. INCOME/(LOSS) PER OPERATING PARTNERSHIP UNIT
Basic income/(loss) per OP Unit is computed by dividing net income/(loss) attributable to general and limited partner units by the weighted average number of general and limited partner units (including redeemable OP Units) outstanding during the year. Diluted income/(loss) per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units or resulted in the issuance of OP Units that shared in the income/(loss) of the Operating Partnership. For the three and nine months ended September 30, 2013 and 2012, there were no dilutive instruments outstanding, and therefore, diluted income/(loss) per OP Unit and basic income/(loss) per OP Unit are the same.
The following table sets forth the computation of basic and diluted income/(loss) per OP Unit for the periods presented (dollars in thousands, except per OP Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Numerator for income/(loss) per OP Unit — basic and diluted:
Income/(loss) from continuing operations	$11,050	$256	$29,044	$(9,527)
(Income)/loss from continuing operations attributable to noncontrolling interests	(39)	(40)	(151)	(118)
Income/(loss) from continuing operations attributable to OP unitholders	$11,011	$216	$28,893	$(9,645)

Income/(loss) from discontinued operations	$—	$(132)	$—	$54,162
(Income)/loss from discontinued operations attributable to noncontrolling interests	—	1	—	(186)
Income/(loss) from discontinued operations attributable to OP unitholders	$—	$(131)	$—	$53,976

Net income/(loss)	$11,050	$124	$29,044	$44,635
Net (income)/loss attributable to noncontrolling interests	(39)	(39)	(151)	(304)
Net income/(loss) attributable to OP unitholders	$11,011	$85	$28,893	$44,331

Denominator for income/(loss) per OP Unit — basic and diluted:
Weighted average OP Units outstanding — basic and diluted	184,281	184,281	184,281	184,281

Income/(loss) per weighted average OP Unit — basic and diluted:
Income/(loss) from continuing operations attributable to OP unitholders	$0.06	$0.00	$0.16	$(0.05)
Income/(loss) from discontinued operations attributable to OP unitholders	$—	$(0.00)	$—	$0.29
Net income/(loss) attributable to OP unitholders	$0.06	$0.00	$0.16	$0.24

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2013

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
The Operating Partnership’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•
Same-Store Communities represent those communities acquired, developed, and stabilized prior to July 1, 2012 for quarter-to-date comparison and January 1, 2012 for year-to-date comparison and held as of September 30, 2013. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

•
Non-Mature Communities/Other represent those communities that were acquired or developed in 2011, 2012 or 2013, sold properties, redevelopment properties, and the non-apartment components of mixed use properties.

Management of the General Partner evaluates the performance of each of the Operating Partnership's apartment communities on a same-store community and non-mature community/other basis, as well as individually and geographically. This is consistent with the aggregation criteria of Topic 280 as each of the apartment communities generally has similar economic characteristics, facilities, services, and tenants. Therefore, the Operating Partnership’s reportable segments have been aggregated by geography in a manner identical to that which is provided to the chief operating decision maker.
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the three and nine months ended September 30, 2013 and 2012.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2013

The following table details rental income and NOI from continuing and discontinued operations for the Operating Partnership’s reportable segments for the three and nine months ended September 30, 2013 and 2012, and reconciles NOI to "Net income/(loss) attributable to OP unitholders" per the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Reportable apartment home segment rental income
Same-Store Communities
West Region	$49,840	$46,848	$137,641	$130,492
Mid-Atlantic Region	17,105	16,789	51,095	49,719
Northeast Region	9,303	8,861	27,414	25,649
Southeast Region	10,841	10,292	32,177	30,356
Southwest Region	6,508	6,117	15,751	14,799
Non-Mature Communities/Other	10,400	11,328	42,688	49,896
Total segment and consolidated rental income	$103,997	$100,235	$306,766	$300,911
Reportable apartment home segment NOI
Same-Store Communities
West Region	$35,691	$32,522	$98,275	$91,318
Mid-Atlantic Region	11,483	11,569	34,689	34,151
Northeast Region	6,750	6,581	20,083	18,821
Southeast Region	6,957	6,616	20,898	19,785
Southwest Region	4,040	3,847	9,945	9,112
Non-Mature Communities/Other	7,071	8,692	30,686	37,328
Total segment and consolidated NOI	71,992	69,827	214,576	210,515
Reconciling items:
Property management	(2,860)	(2,756)	(8,436)	(8,275)
Other operating expenses	(1,406)	(1,321)	(4,215)	(3,944)
Real estate depreciation and amortization	(44,855)	(51,012)	(135,555)	(149,422)
General and administrative	(6,855)	(4,635)	(18,324)	(19,581)
Hurricane-related recoveries/(charges), net	3,807	—	8,083	—
Interest expense	(8,773)	(9,847)	(27,085)	(35,708)
Net gain/(loss) on the sale of depreciable real estate	—	(132)	—	51,050
Net (income)/loss attributable to noncontrolling interests	(39)	(39)	(151)	(304)
Net income/(loss) attributable to OP unitholders	$11,011	$85	$28,893	$44,331

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2013

The following table details the assets of the Operating Partnership’s reportable segments as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012
Reportable apartment home segment assets
Same-Store Communities
West Region	$1,838,689	$1,827,648
Mid-Atlantic Region	705,107	701,741
Northeast Region	442,586	434,138
Southeast Region	326,639	322,882
Southwest Region	225,728	224,429
Non-Mature Communities/Other	767,333	672,082
Total segment assets	4,306,082	4,182,920
Accumulated depreciation	(1,232,520)	(1,097,133)
Total segment assets - net book value	3,073,562	3,085,787
Reconciling items:
Cash and cash equivalents	2,422	2,804
Restricted cash	13,488	12,926
Deferred financing costs, net	6,167	6,072
Other assets	26,857	28,665
Total consolidated assets	$3,122,496	$3,136,254
Capital expenditures related to the Operating Partnership’s same-store communities totaled $7.2 million and $19.6 million and $8.7 million and $23.6 million for the three and nine months ended September 30, 2013 and 2012, respectively. Capital expenditures related to the Operating Partnership’s non-mature communities/other totaled $124,000 and $369,000 and $307,000 and $1.2 million for the three and nine months ended September 30, 2013 and 2012, respectively.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
SEPTEMBER 30, 2013

Based on the claims filed and management’s estimates, the Operating Partnership recognized a $7.1 million impairment charge for the damaged assets’ net book value and incurred $7.0 million of repair and cleanup costs during the year ended December 31, 2012. The impairment charge and the repair and cleanup costs incurred were reduced as of December 31, 2012 by $10.8 million of estimated insurance recovery, and were classified in "Hurricane-related (recoveries)/charges, net" on the Consolidated Statements of Operations. During the three and nine months ended September 30, 2013, no material adjustments to the impairment charge and the repair and cleanup costs incurred were recognized. The rehabilitation of these two properties was substantially completed as of September 30, 2013.
As of September 30, 2013, the Operating Partnership had settled the Hurricane Sandy claims and received insurance proceeds in excess of the $10.8 million estimated insurance recovery receivable related to the impairment charge and the repair and cleanup costs incurred. As a result, the Company recognized a Hurricane-related recovery of approximately $1.0 million and $3.3 million and a casualty gain of approximately $582,000 for the three and nine months ended September 30, 2013, respectively. Both the recovery and casualty gain were classified in "Hurricane-related (recoveries)/charges, net" on the Consolidated Statements of Operations.
Based on the claims filed and management’s estimates, the Operating Partnership recognized $2.2 million of business interruption losses for the year ended December 31, 2012, of which $1.8 million were related to rent concession rebates provided to residents during the period the properties were uninhabitable and were classified in “Hurricane-related (recoveries)/charges, net” on the Consolidated Statements of Operations, and $400,000 were related to rent that was not contractually receivable and were classified as a reduction to “Rental income” on the Consolidated Statements of Operations. The Company estimates that it incurred an additional $2.1 million of business interruption losses for the nine months ended September 30, 2013. As noted, the Company settled the Hurricane Sandy claims as of September 30, 2013.
During the three and nine months ended September 30, 2013, the Operating Partnership received approximately $2.2 million and $4.2 million, respectively, of insurance proceeds for recovery of business interruption losses. Of the $4.2 million of insurance proceeds received during the nine months ended September 30, 2013, $2.1 million related to recovery of business interruption losses incurred in 2012 and the remaining $2.1 million related to recovery of business interruption losses incurred in 2013. The $4.2 million of recovery was classified as "Hurricane-related (recoveries)/charges, net" on the Consolidated Statements of Operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy, and rental expense growth. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unfavorable changes in the apartment market, changing economic conditions, the impact of inflation/deflation on rental rates and property operating expenses, expectations concerning availability of capital and the stabilization of the capital markets, the impact of competition and competitive pricing, acquisitions, developments and redevelopments not achieving anticipated results, delays in completing developments, redevelopments and lease-ups on schedule, expectations on job growth, home affordability an demand/supply ratio for multifamily housing, expectations concerning development and redevelopment activities, expectations on occupancy levels, expectations concerning the joint ventures with third parties, expectations that automation will help grow net operating income, and expectations on annualized net operating income.
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
UDR, INC.:
Business Overview
UDR, Inc. is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. We were formed in 1972 as a Virginia corporation. In September 2003, we changed our state of incorporation from Virginia to Maryland. Our subsidiaries include an operating partnership, United Dominion Realty, L.P., a Delaware limited partnership. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “the Company,” or “UDR” refer collectively to UDR, Inc., its subsidiaries and its consolidated joint ventures.
At September 30, 2013, our consolidated real estate portfolio included 141 communities in 10 states plus the District of Columbia totaling 41,420 apartment homes, and our total real estate portfolio, inclusive of our unconsolidated operating communities, included an additional 37 communities with 10,168 apartment homes. The same-store community apartment home population for the three and nine months ended September 30, 2013 was 37,995 and 36,704, respectively.

The following table summarizes our market information by major geographic markets as of September 30, 2013.

		As of September 30, 2013			For the Three Months Ended September 30, 2013		For the Nine Months Ended September 30, 2013
	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Monthly Income per Occupied Home (a)	Average Physical Occupancy	Monthly Income per Occupied Home (a)
Same-Store Communities
West Region
Orange County, CA	10	3,290	7.5%	$605,963	95.5%	$1,690	95.0%	$1,676
San Francisco, CA	11	2,436	8.1%	659,573	96.6%	2,654	96.4%	2,643
Seattle, WA	11	2,165	5.8%	474,677	96.7%	1,519	96.3%	1,492
Los Angeles, CA	5	919	3.6%	295,667	94.9%	2,126	95.3%	2,101
Monterey Peninsula, CA	7	1,565	2.0%	158,788	96.8%	1,173	93.7%	1,155
Inland Empire, CA	2	654	1.3%	101,745	95.3%	1,451	94.7%	1,446
Portland, OR	3	716	0.9%	72,565	97.0%	1,116	96.8%	1,094
Sacramento, CA	2	914	0.9%	70,598	95.6%	930	93.0%	917
San Diego, CA	2	366	0.7%	57,324	94.7%	1,549	95.0%	1,517
Mid-Atlantic Region
Metropolitan D.C.	13	4,313	10.9%	884,199	96.7%	1,825	96.9%	1,810
Baltimore, MD	11	2,301	3.8%	305,234	96.0%	1,451	96.3%	1,445
Richmond, VA	4	1,358	1.7%	137,887	95.7%	1,205	96.3%	1,191
Norfolk, VA	6	1,438	1.1%	88,421	94.0%	1,013	93.9%	1,013
Other Mid-Atlantic	1	168	0.2%	12,367	95.2%	1,031	96.3%	1,011
Northeast Region
New York, NY	2	700	5.1%	417,429	97.7%	3,609	97.0%	3,561
Boston, MA	4	1,179	3.9%	319,211	96.2%	2,167	96.4%	2,119
Southeast Region
Tampa, FL	10	3,452	4.1%	334,838	95.6%	1,093	96.0%	1,088
Orlando, FL	11	3,167	3.5%	284,340	96.0%	1,020	96.0%	1,004
Nashville, TN	8	2,260	2.3%	187,070	97.2%	1,011	97.0%	996
Other Florida	1	636	1.0%	79,599	95.2%	1,309	95.4%	1,298
Southwest Region
Dallas, TX	8	2,725	3.5%	287,901	96.5%	1,108	96.5%	1,086
Austin, TX	4	1,273	1.8%	145,687	96.9%	1,231	96.7%	1,350
Total/Average Same- Store Communities	136	37,995	73.7%	5,981,083	96.1%	$1,490	95.9%	$1,468
Non Matures, Commercial Properties & Other	5	3,016	20.3%	1,645,503
Total Real Estate Held for Investment	141	41,011	94.0%	7,626,586
Real Estate Under Development (b)	—	409	6.0%	489,472
Total Real Estate Owned	141	41,420	100.0%	8,116,058
Total Accumulated Depreciation				(2,155,665)
Total Real Estate Owned, Net of Accumulated Depreciation				$5,960,393

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.

(b)	The Company is currently developing six wholly-owned communities with 1,976 apartment homes, 409 of which have been completed.
We report in two segments: Same-Store Communities and Non-Mature Communities/Other.
Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to July 1, 2012 for quarter-to-date comparison, and January 1, 2012 for year-to-date comparison, and held as of September 30, 2013. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
Our Non-Mature Communities/Other segment represents those communities that were acquired or developed in 2011, 2012 or 2013, sold properties, redevelopment properties, consolidated joint venture properties, and the non-apartment components of mixed use properties.
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
We have a shelf registration statement filed with the Securities and Exchange Commission, or "SEC" which provides for the issuance of an indeterminate amount of common stock, preferred stock, guarantees of debt securities, warrants, subscription rights, purchase contracts and units to facilitate future financing activities in the public capital markets. Access to capital markets is dependent on market conditions at the time of issuance.
As of September 30, 2013, we had approximately $3.4 million of principal payments on secured debt in the remainder of 2013 and $359.6 million in 2014. We anticipate repaying that debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements.
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
Statements of Cash Flows
The following discussion explains the changes in net cash provided by operating activities, net cash provided by/(used in) investing activities, and net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012.
Operating Activities
For the nine months ended September 30, 2013, our net cash flow provided by operating activities was $261.3 million compared to $249.7 million for the comparable period in 2012. The increase in cash flow from operating activities is primarily due to improved income from continuing operations.
Investing Activities
For the nine months ended September 30, 2013, net cash provided by/(used in) investing activities was $(128.5) million compared to $(61.5) million for the comparable period in 2012. The change in investing activities was due to changes in the level of investment activities, which reflect our strategy as it relates to our investments in unconsolidated joint ventures and partnerships, dispositions, capital expenditures, and development activities, all of which are discussed in further detail throughout this Report.
Capital Expenditures
In conformity with GAAP, we capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.
Total capital expenditures, which in aggregate include recurring capital expenditures and major renovations, of $133.7 million or $3,247 per stabilized home were spent on all of our communities, excluding development and commercial properties, for the nine months ended September 30, 2013 as compared to $109.6 million or $2,449 per stabilized home for the comparable period in prior year.
The increase in total capital expenditures was primarily due to:

•
an increase in major renovations of 43.6% or $29.0 million. Major renovations of $95.6 million or $2,323 per home were spent for the nine months ended September 30, 2013 as compared to $66.6 million or $1,487 per home for the comparable period in the prior year. Major renovations for the nine months ended September 30, 2013 were primarily attributable to the redevelopment of two wholly-owned communities (1,670 homes) with a budget of $135.3 million of which we have incurred $117.7 million of costs at September 30, 2013;

This increase was partially offset by:

•	a decrease of 31.2% or $3.2 million in revenue-enhancing capital expenditures, such as kitchen and bath remodels, on our existing operating portfolio; and

•
a decrease in total recurring capital expenditures of 5.4% or $1.8 million. Total recurring capital expenditures of $31.0 million or $752 per stabilized home were spent for the nine months ended September 30, 2013 as compared to $32.7 million or $732 per stabilized home for the comparable period in the prior year, which was due to a 19.3% or $2.1 million decrease in turnover capital expenditures and a 1.7% or $367,000 increase in asset preservation expenditures.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development and commercial properties, for the nine months ended September 30, 2013 and 2012:

				Per Home
	Nine Months Ended September 30,			Nine Months Ended September 30,
	(dollars in thousands)
	2013	2012	% Change	2013	2012	% Change
Turnover capital expenditures	$8,912	$11,040	(19.3)%	$216	$247	(12.6)%
Asset preservation expenditures	22,063	21,696	1.7%	536	485	10.5%
Total recurring capital expenditures	30,975	32,736	(5.4)%	752	732	2.7%
Revenue enhancing improvements	7,081	10,286	(31.2)%	172	230	(25.2)%
Major renovations	95,605	66,578	43.6%	2,323	1,487	56.2%
Total capital expenditures	$133,661	$109,600	22.0%	$3,247	$2,449	32.6%
Repair and maintenance expense	$24,455	$27,937	(12.5)%	$594	$624	(4.8)%
Average stabilized home count (a)	41,167	44,762

(a)	Average number of homes is calculated based on the number of stabilized homes outstanding at the end of each month.
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
Development
At September 30, 2013, our development pipeline for six wholly-owned communities totaled 1,976 homes, 409 of which have been completed, with a budget of $782.5 million in which we have a carrying value of $489.5 million. The estimated completion date for these communities will be through the second quarter of 2015.
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

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net which are accounted for under the equity method of accounting as of September 30, 2013 and December 31, 2012 (dollars in thousands):

Joint Venture	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at		UDR’s Ownership Interest
				September 30, 2013	December 31, 2012

UDR/MetLife I (a)	Various	8 operating communities	1,641	$49,550	$75,129	13.2%
		7 land parcels	N/A			4.0%
UDR/MetLife II (a)	Various	15 operating communities	3,119	327,446	327,001	50.0%
UDR/MetLife Vitruvian Park® (b)	Addison, TX	2 operating communities	739	79,478	—	50.0%
		1 development community (*)	391
		6 land parcels	N/A
Lodge at Stoughton	Stoughton, MA	1 operating community	240	14,941	16,311	95.0%
UDR/KFH	Washington D.C.	3 operating communities	660	26,998	29,663	30.0%
Texas	Texas	8 operating communities	3,359	1,522	3,457	20.0%

13th & Market	San Diego, CA	1 development community (*)	264	31,151	29,930	95.0%
Domain College Park	College Park, MD	1 development community (*)	256	26,001	25,546	95.0%
				557,087	507,037

Deferred fees and gains on the sale of depreciable property				(25,375)	(29,406)

Total investment in and advances to unconsolidated joint ventures, net				$531,712	$477,631

(*)
The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes. The number of apartment homes completed as of September 30, 2013 for one development community at UDR/MetLife Vitruvian Park®, 13th & Market, and Domain College Park were 239, 9, and 162, respectively.

(a) In June 2013 and within UDR/MetLife I, the Company exchanged with MetLife its approximately 10% ownership interest in four operating communities and paid MetLife an additional $15.6 million in cash for an increased ownership interest of approximately 35% in two high-rise operating communities, bringing UDR's ownership interest in the two high-rise operating communities to 50% each. The two high-rise operating communities are located in Denver, Colorado and San Diego, California and were subsequently contributed to UDR/MetLife II. The four operating communities in which UDR exchanged its ownership interest are located in Washington, D.C.; San Francisco, California; Dallas, Texas; and Charlotte, North Carolina. At 50% ownership, the Company's pro-rata share of the undepreciated book value of the UDR/MetLife II joint venture assets and outstanding debt was $796.4 million and $444.6 million, respectively, at June 30, 2013. UDR will continue to fee manage the four operating communities in which UDR exchanged its ownership interests.

(b) In June 2013, the Company sold a 50% interest in five partnerships (the "UDR/MetLife Vitruvian Park® Partnerships") to MetLife for approximately $141.3 million. The transaction resulted in a gain of approximately $436,000 which the Company has deferred until completion of the development community (projected for the end of 2013). Under the terms of the UDR/MetLife Vitruvian Park® Partnerships, the Company serves as the general partner with significant participating rights held by our partner, and earns fees for property management, asset management, and financing transactions. The UDR/MetLife Vitruvian Park® Partnerships are accounted for under the equity method of accounting. Our initial investment was approximately $80.2 million, which consisted of approximately $140.0 million (50% of our net book value of the real estate at the time of the transaction) reduced by our share of the net proceeds received upon encumbering the assets of approximately $58.7 million and other operating adjustments.

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
We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decrease in the value of its investments in unconsolidated joint ventures and partnerships during the three months and nine months ended September 30, 2013 and 2012.
Financing Activities
For the nine months ended September 30, 2013, our net cash provided by/(used in) financing activities was $(133.8) million compared to $(118.4) million for the comparable period of 2012.
The following significant financing activities occurred during the nine months ended September 30, 2013:

•
amended its $900 million unsecured revolving credit facility. The amendment extended the maturity date from October 2015 to December 2017, included a six month extension option, and contained an accordion feature that allows the Company to increase the facility to $1.45 billion. Based on the Company's current credit rating, the credit facility carries an interest rate equal to LIBOR plus a spread of 110 basis points and a facility fee of 20 basis points;

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

•
on September 26, 2013, the Company issued $300 million of 3.70% senior unsecured medium-term notes due October 2020. Interest is payable semiannually beginning in April 2014. The notes were priced at 99.981% of the principal amount at issuance and had a discount of $56,000 at September 30, 2013. We used the net proceeds to repay the borrowings outstanding on our $900 million unsecured credit facility and for general corporate purposes. The notes are fully and unconditionally guaranteed by the Operating Partnership.

•	repaid $44.5 million of secured debt. The $44.5 million of secured debt included $40.9 million of mortgage payments and the repayment of $3.6 million of credit facilities;

•	repaid $122.5 million of 6.05% unsecured medium-term notes due June 2013; and

•	paid off the balance outstanding under the Company’s $900 million revolving credit facility.

In 2012, the Company entered into an equity distribution agreement under which the Company could offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents. During the year ended December 31, 2012, we sold 71,000 shares of common stock through this program. As of September 30, 2013, we had 19,929,000 shares of common stock available for sale under this program.
Credit Facilities
As of September 30, 2013, we have secured credit facilities with Fannie Mae with an aggregate commitment of $927.7 million with $838.9 million outstanding. The Fannie Mae credit facilities are for terms of seven to ten years and bear interest at floating and fixed rates. We have $627.5 million of the funded balance fixed at a weighted average interest rate of 4.99% and the remaining balance of $211.4 million on these facilities is currently at a weighted average variable rate of 1.61% at September 30, 2013. In June 2013, we refinanced $186 million of a Fannie Mae credit facility as discussed above.

In June 2013, we amended our $900 million unsecured revolving credit facility as discussed above. As of September 30, 2013, we had no outstanding borrowings under the credit facility, leaving $900 million of unused capacity (excluding $2.3 million of letters of credit at September 30, 2013).
The Fannie Mae credit facilities and the bank unsecured revolving credit facility are subject to customary financial covenants and limitations.
Derivative Instruments
As part of UDR’s overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. UDR’s derivative transactions used for interest rate risk management include interest rate swaps with indexes that relate to the pricing of specific debt instruments of UDR. We believe that we have appropriately controlled our interest rate risk through the use of derivative instruments to minimize any unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three and nine months ended September 30, 2013 (see Note 10, Derivatives and Hedging Activity in the Notes to the Consolidated Financial Statements of UDR, Inc. included in this Report).
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $341.1 million in variable rate debt that is not subject to interest rate swap contracts as of September 30, 2013. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $5.9 million based on the average balance outstanding during the year.
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

The following table outlines our reconciliation of net income/(loss) attributable to UDR, Inc. to FFO, FFO as Adjusted, and AFFO for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income/(loss) attributable to UDR, Inc.	$3,188	$(9,031)	$8,112	$224,477
Distributions to preferred stockholders	(931)	(931)	(2,793)	(5,079)
Real estate depreciation and amortization, including discontinued operations	84,266	88,223	252,839	266,944
Net income/(loss) attributable to noncontrolling interests	47	(645)	168	8,781
Real estate depreciation and amortization on unconsolidated joint ventures	10,514	6,852	25,462	22,634
Net (gain)/loss on the sale of depreciable property in discontinued operations, excluding TRS	—	1,133	—	(243,649)
Premium on preferred stock redemptions, net	—	—	—	(2,791)
Funds from operations (“FFO”), basic	$97,084	$85,601	$283,788	$271,317
Distribution to preferred stockholders — Series E (Convertible)	931	931	2,793	2,793
FFO, diluted	$98,015	$86,532	$286,581	$274,110
FFO per common share, basic	$0.37	$0.33	$1.09	$1.11
FFO per common share, diluted	$0.37	$0.33	$1.09	$1.10
Weighted average number of common shares and OP Units outstanding — basic	259,308	259,231	259,305	244,588
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	263,813	263,631	263,818	248,984

Impact of adjustments to FFO:
Acquisition-related costs (including joint ventures)	$—	$1,451	$—	$2,230
Joint venture financing and acquisition fee	(36)	—	(254)	—
Costs/(benefit) associated with debt extinguishment and tender offer	—	—	178	(277)
Redemption of preferred stock	—	—	—	2,791
Gain on sale of TRS property and marketable securities	—	—	—	(7,749)
Severance costs and other restructuring expense	—	—	—	171
Reversal of deferred tax valuation allowance	—	—	—	(22,876)
Hurricane-related recoveries, net	(4,059)	—	(9,665)	—
	$(4,095)	$1,451	$(9,741)	$(25,710)

FFO as Adjusted, diluted	$93,920	$87,983	$276,840	$248,400

FFO as Adjusted per common share, diluted	$0.36	$0.33	$1.05	$1.00

Recurring capital expenditures	(11,989)	(12,848)	(30,975)	(32,736)
AFFO	$81,931	$75,135	$245,865	$215,664

AFFO per common share, diluted	$0.31	$0.29	$0.93	$0.87

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average number of common shares and OP Units outstanding — basic	259,308	259,231	259,305	244,588
Weighted average number of OP Units outstanding	(9,323)	(9,406)	(9,343)	(9,415)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	249,985	249,825	249,962	235,173

Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	263,813	263,631	263,818	248,984
Weighted average number of OP Units outstanding	(9,323)	(9,406)	(9,343)	(9,415)
Weighted average incremental shares from assumed conversion of stock options	—	(1,242)	—	(1,238)
Weighted average incremental shares from unvested restricted stock	—	(122)	—	(122)
Weighted average number of Series E preferred shares outstanding	(3,036)	(3,036)	(3,036)	(3,036)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	251,454	249,825	251,439	235,173
A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$261,297	$249,689
Net cash provided by/(used in) investing activities	$(128,500)	$(61,456)
Net cash provided by/(used in) financing activities	$(133,763)	$(118,359)
Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, and includes the results of both continuing and discontinued operations for the periods presented.
Net Income/(Loss) Attributable to Common Stockholders
Net income attributable to common stockholders was $2.3 million ($0.01 per diluted share) for the three months ended September 30, 2013 as compared to net loss of $10.0 million ($0.04 per diluted share) for the comparable period in the prior year. The increase in net income/(loss) attributable to common stockholders for the three months ended September 30, 2013 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	an increase in total property NOI primarily due to higher occupancy and higher revenue per occupied home at our same-store communities;

•
hurricane-related recoveries in 2013 resulting from the effects of Hurricane Sandy on three of our New York, New York communities in 2012 (see Note 14, Hurricane-Related (Recoveries)/Charges, in the Notes to the Consolidated Financial Statements for more details); and

•
a decrease in depreciation and amortization expense primarily from the disposition of assets in 2012 partially offset by the depreciation from developed or redeveloped units placed in service in 2012 and 2013.

This was partially offset by:

•	an increase in losses from unconsolidated entities primarily related to the increase in depreciation from the UDR/MetLife Vitruvian Park® transaction in June 2013.
Net income attributable to common stockholders was $5.3 million ($0.02 per diluted share) for the nine months ended September 30, 2013 as compared to net income of $216.6 million ($0.92 per diluted share) for the comparable period in the prior year. The decrease in net income attributable to common stockholders for the nine months ended September 30, 2013 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	a decrease in net gains of $251.4 million on the sale of depreciable property related to the disposition of 21 communities in 2012; and

•	a decrease in tax benefit, net primarily due to a reversal of tax valuation allowance of $22.9 million in 2012.
This was partially offset by:

•	an increase in total property NOI primarily due to higher occupancy and higher revenue per occupied home partially offset by the disposition of 21 communities in 2012;

•
hurricane-related recoveries in 2013 resulting from the effects of Hurricane Sandy on three of our New York, New York communities in 2012 (see Note 14, Hurricane-Related (Recoveries)/Charges, in the Notes to the Consolidated Financial Statements for more details);

•
a decrease in depreciation and amortization expense primarily from the disposition of assets in 2012 and intangible assets related to in place leases acquired in 2011 and 2012 becoming fully amortized in 2012 partially offset by the depreciation from developed and redeveloped units placed in service in 2012 and 2013; and

•	a decrease in interest expense due to lower debt balances and lower interest rates.
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

The following table summarizes the operating performance of our total property NOI (which includes discontinued operations) for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30, (a)			Nine Months Ended September 30, (b)
	2013	2012	% Change	2013	2012	% Change
Same-Store Communities:
Same-store rental income	$163,167	$155,580	4.9%	$465,168	$442,697	5.1%
Same-store operating expense (c)	(51,722)	(50,404)	2.6%	(145,017)	(141,301)	2.6%
Same-store NOI	111,445	105,176	6.0%	320,151	301,396	6.2%

Non-Mature Communities/Other NOI:
Acquired communities NOI	4,039	3,670	10.1%	14,229	12,049	18.1%
Sold communities NOI	(1)	1,358	(100.1)%	2,291	22,699	(89.9)%
Developed communities NOI	1,749	(165)	(1,160.0)%	2,507	(120)	(2,189.2)%
Redeveloped communities NOI	9,643	8,246	16.9%	32,829	31,340	4.8%
Commercial NOI and other	1,768	4,009	(55.9)%	10,605	11,955	(11.3)%
Total non-mature communities/other NOI	17,198	17,118	0.5%	62,461	77,923	(19.8)%

Total Property NOI	$128,643	$122,294	5.2%	$382,612	$379,319	0.9%

(a)	Same-store consists of 37,995 apartment homes.

(b)	Same-store consists of 36,704 apartment homes.

(c)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of property NOI to Net income/(loss) attributable to UDR, Inc. as reflected, for both continuing and discontinued operations, for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total property NOI	$128,643	$122,294	$382,612	$379,319
Joint venture management and other fees	3,207	3,320	9,347	9,026
Property management	(5,236)	(4,998)	(15,491)	(15,449)
Other operating expenses	(1,787)	(1,467)	(5,237)	(4,284)
Real estate depreciation and amortization	(84,266)	(88,223)	(252,839)	(266,944)
General and administrative	(11,364)	(10,022)	(30,706)	(33,139)
Hurricane-related recoveries/(charges), net	6,460	—	12,253	—
Other depreciation and amortization	(1,176)	(1,078)	(3,460)	(3,013)
Income/(loss) from unconsolidated entities	(3,794)	(719)	(6,081)	(5,822)
Interest expense	(30,939)	(31,845)	(92,723)	(108,132)
Interest and other income/(expense), net	829	1,235	3,291	1,644
Tax benefit, net	2,658	2,960	7,314	28,654
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership	(84)	687	(198)	(8,644)
Net (income)/loss attributable to noncontrolling interests	37	(42)	30	(137)
Net gain/(loss) on sale of depreciable properties, net of tax	—	(1,133)	—	251,398
Net income/(loss) attributable to UDR, Inc.	$3,188	$(9,031)	$8,112	$224,477

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012
Same-Store Communities
Our same-store community properties (those acquired, developed, and stabilized prior to July 1, 2012 and held on September 30, 2013) consisted of 37,995 apartment homes and provided 87% of our total NOI for the three months ended September 30, 2013.
NOI for our same-store community properties increased 6.0% or $6.3 million for the three months ended September 30, 2013 compared to the same period in 2012. The increase in property NOI was attributable to a 4.9% or $7.6 million increase in property rental income partially offset by a 2.6% or $1.3 million increase in operating expenses. The increase in revenues was primarily driven by a 4.0% or $6.0 million increase in rental rates, a 7.9% or $922,000 increase in reimbursement and fee income and a 46.2% or $403,000 decrease in concessions. Physical occupancy increased 0.2% to 96.1% and total monthly income per occupied home increased 4.7% to $1,490.
The increase in operating expenses was primarily driven by an 8.7% or $1.4 million increase in real estate taxes and a 16.2% or $331,000 increase in insurance costs, which was partially offset by a 5.2% or $436,000 decrease in repair and maintenance expense.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 68.3% for the three months ended September 30, 2013 as compared to 67.6% for the comparable period in 2012.
Non-Mature Communities/Other
The remaining $17.2 million or 13% of our total NOI during the three months ended September 30, 2013 was generated from our “non-mature communities/other.” UDR’s non-mature communities/other consist of communities that do not meet the criteria to be included in same-store communities, which includes communities developed or acquired, redevelopment properties, sold properties, and non-apartment components of mixed use properties. NOI from non-mature communities/other increased by 0.5% or $80,000 for the three months ended September 30, 2013 as compared to the same period in 2012. The increase was primarily driven by an increase in NOI of $1.4 million from redevelopment communities, an increase of $1.9 million from development communities completed in 2012 and 2013, and an increase of 10.1% or $369,000 from communities acquired in 2011 and 2012, which was partially offset by a decrease in NOI of $1.4 million from communities sold in 2012 and a decrease of 55.9% or $2.2 million from commercial and other communities.
Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012
Our same-store community properties (those acquired, developed, and stabilized prior to January 1, 2012 and held on September 30, 2013) consisted of 36,704 apartment homes and provided 84% of our total NOI for the nine months ended September 30, 2013.
NOI for our same-store community properties increased 6.2% or $18.8 million for the nine months ended September 30, 2013 compared to the same period in 2012. The increase in property NOI was attributable to a 5.1% or $22.5 million increase in property rental income partially offset by a 2.6% or $3.7 million increase in operating expenses. The increase in revenues was primarily driven by a 4.1% or $17.8 million increase in rental rates, an 8.7% or $2.8 million increase in reimbursement and fee income, and a 45.3% or $1.4 million decrease in concessions. Physical occupancy increased 0.2% to 95.9% and total monthly income per occupied home increased 4.9% to $1,468.
The increase in operating expenses was primarily driven by a 9.1% or $4.1 million increase in real estate taxes and a 4.4% or $1.5 million increase in personnel costs, which was partially offset by a 6.9% or $1.6 million decrease in repair and maintenance expense and a 4.9% or $474,000 decrease in administration and marketing expenses.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 68.8% for the nine months ended September 30, 2013 as compared to 68.1% for the comparable period in 2012.
Non-Mature Communities/Other
The remaining $62.5 million or 16% of our total NOI during the nine months ended September 30, 2013 was generated from our “non-mature communities/other.” UDR’s non-mature communities/other consist of communities that do not meet the criteria to be included in same communities, which includes communities developed or acquired, redevelopment properties, sold properties, and non-apartment components of mixed use properties. NOI from non-mature communities/other decreased by 19.8% or $15.5 million for the nine months ended September 30, 2013 as compared to the same period in 2012. The decrease was primarily driven by a decrease in NOI of $20.4 million from communities sold in 2012, partially offset by an increase in NOI of 18.1% or $2.2 million from communities acquired in 2011 and 2012, and an increase of $2.6 million from development communities completed in 2012 and 2013.
Real Estate Depreciation and Amortization
For the three months ended September 30, 2013, real estate depreciation and amortization attributable to both continuing and discontinued operations decreased 4.5% or $4.0 million as compared to the comparable period in 2012. The decrease in depreciation and amortization for the three months ended September 30, 2013 was primarily from the disposition of assets in 2012 partially offset by the depreciation from developed and redeveloped units placed in service in 2012 and 2013. During the nine months ended September 30, 2013, real estate depreciation and amortization on both continuing and discontinued operations decreased 5.3% or $14.1 million as compared to the comparable period in 2012. The decrease in depreciation and amortization for the nine months ended September 30, 2013 was primarily from the disposition of assets in 2012 and intangible assets related to in place leases acquired in 2011 and 2012 becoming fully amortized in 2012. The decrease was partially offset by the depreciation from developed and redeveloped units placed in service in 2012 and 2013.

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

The Company recognized an income tax benefit from RE3 of $2.7 million and $7.3 million and $3.0 million and $28.7 million for the three and nine months ended September 30, 2013 and 2012, respectively. Included in the nine months ended September 30, 2012 is an income tax benefit of $22.9 million from RE3, which resulted from the reversal of a net deferred tax asset valuation allowance. Prior to 2012, RE3 had a history of losses and, as a result, had historically recognized a valuation allowance for net deferred tax assets.  Each quarter, the Company evaluates the need to retain all or a portion of the valuation allowance on its net deferred tax assets. In the first quarter of 2012, the Company determined that it is more likely than not that the deferred tax assets, including any remaining net operating losses, will be realized.  In making this determination, the Company analyzed, among other things, its recent history of earnings, forecasts of future earnings from sales of depreciable property, and its cumulative earnings for the last twelve quarters.

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
Based on the claims filed and management’s estimates, the Company recognized a $9.0 million impairment charge for the damaged assets’ net book value and incurred $10.4 million of repair and cleanup costs during the year ended December 31, 2012. The impairment charge and the repair and cleanup costs incurred were reduced as of December 31, 2012 by $14.5 million of estimated insurance recovery, and were classified in “Hurricane related (recoveries)/charges, net” on the Consolidated Statements of Operations. During the three and nine months ended September 30, 2013, no material adjustments to the impairment charge and the repair and cleanup costs incurred were recognized. With the exception of one of the properties that is under redevelopment at September 30, 2013, the rehabilitation of the remaining two properties was primarily completed in the third quarter of 2013.
As of September 30, 2013, the Company had settled the Hurricane Sandy claims and received insurance proceeds in excess of the $14.5 million estimated insurance recovery receivable related to the impairment charge and the repair and cleanup costs incurred. As a result, the Company recognized a Hurricane-related recovery of approximately $2.0 million and $4.8 million and a casualty gain of approximately $654,000 for the three and nine months ended September 30, 2013, respectively. Both the recovery and casualty gain were classified in "Hurricane-related (recoveries)/charges, net" on the Consolidated Statements of Operations.

Based on the claims filed and management’s estimates, the Company recognized $4.4 million of business interruption losses for the year ended December 31, 2012, of which $3.6 million were related to rent concession rebates provided to residents during the period the properties were uninhabitable and were classified in "Hurricane-related (recoveries)/charges, net" on the Consolidated Statements of Operations, and $767,000 were related to rent that was not contractually receivable and were classified as a reduction to “Rental income” on the Consolidated Statements of Operations. The Company estimates that it incurred an additional $3.4 million of business interruption losses for the nine months ended September 30, 2013. As noted, the Company settled the Hurricane Sandy claims as of September 30, 2013.
During the three and nine months ended September 30, 2013, the Company received approximately $3.8 million and $6.8 million, respectively, of insurance proceeds for recovery of business interruption losses. Of the $6.8 million of insurance proceeds received during the nine months ended September 30, 2013, $4.2 million related to recovery of business interruption losses incurred in 2012 and the remaining $2.6 million related to recovery of business interruption losses incurred in 2013. The $6.8 million of recovery was classified as “Hurricane-related (recoveries)/charges, net” on the Consolidated Statements of Operations as of September 30, 2013.

General and Administrative

For the three months ended September 30, 2013, general and administrative expense increased 13.4% or $1.3 million as compared to the comparable periods in 2012. The increase in general and administrative expense for the three months ended September 30, 2013 was primarily due to an increase in stock based compensation expense for the long-term incentive plan and other compensation expense partially offset by acquisition costs incurred in 2012. For the nine months ended September 30, 2013, general and administrative expense decreased 7.3% or $2.4 million as compared to the comparable periods in 2012. The decrease was primarily due to acquisitions costs incurred in 2012.

Interest Expense

For the three months ended September 30, 2013, interest expense decreased by 2.8% or $906,000 as compared to the comparable period in 2012. The decrease in interest expense for the three months ended September 30, 2013 was primarily due to lower debt balances and lower interest rates. For the nine months ended September 30, 2013, interest expense decreased by 14.3% or $15.4 million as compared to the comparable period in 2012. The decrease in interest expense for the nine months ended September 30, 2013 was primarily due to lower debt balances and lower interest rates and higher capitalized interest from development and redevelopment activity.

Net Gain/(Loss) on the Sale of Depreciable Properties, Net of Tax
There were no sales during the three and nine months ended September 30, 2013 that met the criteria to be classified as held for sale and reported as discontinued operations. For the three and nine months ended September 30, 2012, we recognized a net gain/(loss) on the sale of communities of $(1.1) million and $251.4 million, respectively. The gain/(loss) is included in Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period as well as the extent of gains related to specific properties sold.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, the majority of our leases are for a term of fourteen months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three months ended September 30, 2013.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

UNITED DOMINION REALTY, L.P.:
Business Overview
United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”), is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act (as amended from time to time, or any successor to such statute, the “Act”). The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At September 30, 2013, the Operating Partnership’s real estate portfolio included 70 communities located in nine states and the District of Columbia with a total of 21,685 apartment homes.
As of September 30, 2013, UDR owned 110,883 units of our general limited partnership interests and 174,846,997 units of our limited partnership interests (the “OP Units”), or approximately 94.9% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries. We refer to our General Partner together with its consolidated subsidiaries (including us) and the General Partner’s consolidated joint ventures as “UDR” or the “General Partner.”
UDR is a self-administered real estate investment trust, or REIT that owns, acquires, renovates, develops, and manages apartment communities. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in September 2003. At September 30, 2013, the General Partner’s consolidated real estate portfolio included 141 communities located in 10 states and the District of Columbia with a total of 41,420 apartment homes. In addition, the General Partner had an ownership interest in 37 communities with 10,168 completed apartment homes through unconsolidated operating communities. The Operating Partnership's same-store community apartment home population for the three and nine months ended September 30, 2013 was 20,188 and 19,530, respectively.

The following table summarizes our market information by major geographic markets as of September 30, 2013.

		As of September 30, 2013			For the Three Months Ended September 30, 2013		For the Nine Months Ended September 30, 2013
Same-Store Communities	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Monthly Income per Occupied Home (a)	Average Physical Occupancy	Monthly Income per Occupied Home (a)
West Region
Orange County, CA	8	2,935	12.0%	$516,518	94.6%	$1,649	94.8%	$1,634
San Francisco, CA	9	2,185	12.9%	555,625	96.7%	2,496	96.5%	2,462
Seattle, WA	5	932	4.9%	210,661	97.3%	1,479	97.1%	1,440
Los Angeles, CA	3	463	2.9%	126,536	94.5%	1,964	95.0%	1,933
Monterey Peninsula, CA	7	1,565	3.7%	158,788	96.8%	1,173	93.7%	1,155
Inland Empire, CA	1	414	1.6%	70,073	95.7%	1,562	94.7%	1,548
Portland, OR	3	716	1.7%	72,565	97.0%	1,116	96.8%	1,094
Sacramento, CA	2	914	1.6%	70,598	95.6%	930	93.0%	914
San Diego, CA	2	366	1.3%	57,324	94.7%	1,549	95.0%	1,517
Mid-Atlantic Region
Metropolitan D.C.	7	2,378	12.9%	555,803	96.2%	1,907	96.4%	1,896
Baltimore, MD	5	994	3.5%	149,304	87.9%	1,533	87.8%	1,525
Northeast Region
New York, NY	1	493	6.2%	266,643	97.7%	3,468	96.9%	3,422
Boston, MA	2	833	4.1%	175,943	95.9%	1,790	96.3%	1,759
Southeast Region
Tampa, FL	3	1,154	2.7%	115,175	95.9%	1,155	96.3%	1,142
Nashville, TN	6	1,612	3.1%	131,865	97.0%	987	97.0%	971
Other Florida	1	636	1.8%	79,599	95.2%	1,309	95.4%	1,298
Southwest Region
Dallas, TX	2	1,348	4.3%	186,453	95.5%	1,386	95.6%	1,358
Austin, TX	1	250	0.9%	39,275	97.5%	1,578	—	—
Total/Average Same-Store Communities	68	20,188	82.1%	3,538,748	95.8%	$1,614	95.3%	$1,577
Non Matures, Commercial Properties & Other	2	1,472	14.6%	626,341
Real Estate Under Development (b)	—	25	3.3%	140,993
Total Real Estate Owned	70	21,685	100.0%	4,306,082
Total Accumulated Depreciation				(1,232,520)
Total Real Estate Owned, Net of Accumulated Depreciation				$3,073,562

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.

(b)	As of September 30, 2013 the Operating Partnership was developing two wholly-owned communities with 652 homes, 25 of which were completed.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.
Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to July 1, 2012 for quarter-to-date comparison, and January 1, 2012 for year-to-date comparison, and held as of September 30, 2013. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
Our Non-Mature Communities/Other segment represents those communities that were acquired or developed in 2011, 2012 or 2013, sold properties, redevelopment properties, consolidated joint venture properties, and the non-apartment components of mixed use properties.
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
As of September 30, 2013, the Operating Partnership had approximately $2.2 million of principal payments on secured debt in the remainder of 2013 and $8.9 million in 2014. We anticipate that we will repay that debt with operating cash flows or proceeds from borrowings allocated to us under our General Partner’s credit agreements. The repayment of debt will be recorded as an offset to the “Payable/(receivable) due to/(from) General Partner.”
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
Statements of Cash Flows
The following discussion explains the changes in net cash provided by operating activities, net cash provided by/(used in) investing activities, and net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012.

Operating Activities
For the nine months ended September 30, 2013, net cash flow provided by operating activities was $164.7 million compared to $154.4 million for the comparable period in 2012. The increase in net cash flow from operating activities was primarily due to improved income from continuing operations.
Investing Activities
For the nine months ended September 30, 2013, net cash provided by/(used in) investing activities was $(104.7) million compared to $34.4 million for the comparable period in 2012. The change was primarily due to the increase in development activities and a decrease in dispositions. Changes in the level of investment activities from period to period reflect our strategy as it relates to development activities, capital expenditures, and dispositions.
Real Estate Under Development and Redevelopment
At September 30, 2013, the Operating Partnership was developing two wholly-owned communities totaling 652 homes with a budget of $219.1 million in which we had a carrying value of $141.0 million. The estimated completion date for these communities will be through the third quarter of 2014.
At September 30, 2013, the Operating Partnership is redeveloping one wholly-owned community with 964 apartment homes, of which 511 have been completed. The estimated completion date for this community will be through the second quarter of 2014.
Financing Activities
For the nine months ended September 30, 2013, our net cash provided by/(used in) financing activities was $(60.4) million compared to $(187.6) million for the comparable period of 2012. The decrease in cash used in financing activities was primarily due to a decrease in payments on secured debt, a decrease in advances from the General Partner, and a decrease in proceeds from the issuance of secured debt.
Credit Facilities
As of September 30, 2013, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $927.7 million with $838.9 million outstanding. The Fannie Mae credit facilities are for terms of seven to ten years and bear interest at floating and fixed rates. At September 30, 2013, $627.5 million of the funded balance was fixed at a weighted average interest rate of 4.99% and the remaining balance on these facilities was at a weighted average variable rate of 1.61%. During the three months ended June 30, 2013, the General Partner reallocated an additional $13.7 million of the Fannie Mae credit facilities to the Operating Partnership. At September 30, 2013, there was a total of $521.1 million of these credit facilities allocated to the Operating Partnership based on the ownership of the assets securing the debt.
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $900 million, $250 million of term notes due June 2018, $100 million of term notes due June 2018, $300 million of medium-term notes due June 2018, $300 million of medium-term notes due October 2020, and $400 million of medium-term notes due January 2022. As of September 30, 2013, there was no outstanding borrowings under the unsecured credit facility. As of December 31, 2012, the outstanding balance under the unsecured credit facility was $76.0 million.
The credit facilities are subject to customary financial covenants and limitations.
Derivative Instruments
As part of our General Partner's overall interest rate risk management strategy, our General Partner uses derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. Our General Partner's derivative transactions used for interest rate risk management include interest rate swaps with indexes that relate to the pricing of specific debt instruments of our General Partner that are allocated to the Operating Partnership. The General Partner believes that we have appropriately controlled our interest rate risk through the use of derivative instruments (allocated to the Operating Partnership based on the General Partner's underlying debt instruments allocated to the Operating Partnership) to minimize any unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three and nine months ended September 30, 2013 (see Note 8, Derivatives and Hedging Activity in the Notes to the Consolidated Financial Statements of United Dominion Realty, L.P. included in this Report).

Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $169.1 million in variable rate debt that is not subject to interest rate swap contracts as of September 30, 2013. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $1.7 million based on the balance at September 30, 2013.
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
Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, and includes the results of both continuing and discontinued operations for the periods presented.

Net Income/(Loss) Attributable to OP Unitholders
Net income/(loss) attributable to OP unitholders was $11.0 million ($0.06 per diluted OP Unit) for the three months ended September 30, 2013 as compared to $85,000 ($0.00 per diluted OP Unit) for the comparable period in the prior year. The increase in net income attributable to OP unitholders resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•
hurricane-related recoveries in 2013 resulting from the effects of Hurricane Sandy on two of our New York, New York communities in 2012 (see Note 13, Hurricane-Related (Recoveries)/Charges, in the Notes to the Consolidated Financial Statements for more details);

•
a decrease in depreciation and amortization expense primarily from the disposition of assets in 2012 partially offset by the depreciation from developed or redeveloped units placed in service in 2012 and 2013; and

•	an increase in total property NOI primarily due to higher occupancy and higher revenue per occupied home at our same-store communities.
Net income/(loss) attributable to OP unitholders was $28.9 million ($0.16 per diluted OP Unit) for the nine months ended September 30, 2013 as compared to $44.3 million ($0.24 per diluted OP Unit) for the comparable period in the prior year. The decrease in net income/(loss) attributable to OP unitholders resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	a decrease in net gains of $51.1 million on the sale of depreciable property related to the disposition of four communities in 2012.
This was partially offset by:

•
a decrease in depreciation and amortization expense primarily from the disposition of assets in 2012, partially offset by the depreciation from developed or redeveloped units placed in service in 2012 and 2013;

•
hurricane-related recoveries in 2013 resulting from the effects of Hurricane Sandy on two of our New York, New York communities in 2012 (see Note 13, Hurricane-Related (Recoveries)/Charges, in the Notes to the Consolidated Financial Statements for more details); and

•	a decrease in interest expense due to lower debt balances and lower interest rates.

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

The following table summarizes the operating performance of our total portfolio (which includes discontinued operations) for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30, (a)			Nine Months Ended September 30, (b)
	2013	2012	% Change	2013	2012	% Change
Same-Store Communities:
Same-store rental income	$93,597	$88,907	5.3%	$264,079	$251,013	5.2%
Same-store operating expense (c)	(28,676)	(27,772)	3.3%	(80,189)	(77,826)	3.0%
Same-store NOI	64,921	61,135	6.2%	183,890	173,187	6.2%

Non-Mature Communities/Other NOI:
Acquired communities NOI	4,039	3,673	10.0%	11,060	10,520	5.1%
Sold communities NOI	—	—	—%	—	4,503	(100.0)%
Developed communities NOI	(110)	(32)	243.8%	(129)	—	—%
Redeveloped communities NOI	2,342	2,719	(13.9)%	13,869	15,274	(9.2)%
Commercial NOI and other	800	2,332	(65.7)%	5,886	7,031	(16.3)%
Total non-mature communities/other NOI	7,071	8,692	(18.6)%	30,686	37,328	(17.8)%

Total Property NOI	$71,992	$69,827	3.1%	$214,576	$210,515	1.9%

(a)	Same-store consists of 20,188 apartment homes.

(b)	Same-store consists of 19,530 apartment homes.

(c)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of property NOI to net income/(loss) attributable to OP unitholders as reflected, for both continuing and discontinued operations, for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total property NOI	$71,992	$69,827	$214,576	$210,515
Property management	(2,860)	(2,756)	(8,436)	(8,275)
Other operating expenses	(1,406)	(1,321)	(4,215)	(3,944)
Real estate depreciation and amortization	(44,855)	(51,012)	(135,555)	(149,422)
General and administrative	(6,855)	(4,635)	(18,324)	(19,581)
Hurricane-related recoveries/(charges), net	3,807	—	8,083	—
Interest expense	(8,773)	(9,847)	(27,085)	(35,708)
Net gain/(loss) on sale of depreciable property	—	(132)	—	51,050
Net (income)/loss attributable to noncontrolling interests	(39)	(39)	(151)	(304)
Net income/(loss) attributable to OP unitholders	$11,011	$85	$28,893	$44,331
Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012
Same-Store Communities
Our same-store communities (those acquired, developed, and stabilized prior to July 1, 2012 and held on September 30, 2013) consisted of 20,188 apartment homes and provided 90% of our total NOI for the three months ended September 30, 2013.

NOI for our same-store community properties increased 6.2% or $3.8 million for the three months ended September 30, 2013 compared to the same period in 2012. The increase in property NOI was primarily attributable to a 5.3% or $4.7 million increase in total revenue, which was partially offset by a 3.3% or $904,000 increase in operating expenses. The increase in revenues was primarily driven by a 4.3% or $3.7 million increase in rental rates and a 6.7% or $452,000 increase in fee and reimbursement income. Physical occupancy increased 0.5% to 95.8% and total income per occupied home increased 4.8% to $1,614 for the three months ended September 30, 2013 compared to the same period in 2012.
The increase in property operating expenses was primarily driven by an 8.9% or $781,000 increase in real estate taxes.
As a result of the percentage changes in property rental income, the operating margin (property net operating income divided by property rental income) was 69.4% for the three months ended September 30, 2013 as compared to 68.8% for the comparable period in 2012.
Non-Mature Communities/Other
The remaining $7.1 million or 10% of our total NOI during the three months ended September 30, 2013, was generated from communities that we classify as “Non-Mature Communities/Other.” The Operating Partnership’s non-mature communities/other consist of communities that do not meet the criteria to be included in same-store communities, which includes communities developed or acquired, redevelopment properties, sold properties, and non-apartment components of mixed use properties. NOI from non-mature communities/other decreased 18.6% or $1.6 million for the three months ended September 30, 2013 compared to the same period in 2012. The decrease was primarily driven by a decrease in NOI of $1.5 million from Commercial and other properties.
Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012
Same-Store Communities
Our same-store communities (those acquired, developed, and stabilized prior to January 1, 2012 and held on September 30, 2013) consisted of 19,530 apartment homes and provided 86% of our total NOI for the nine months ended June 30, 2013.
NOI for our same-store community properties increased 6.2% or $10.7 million for the nine months ended September 30, 2013 compared to the same period in 2012. The increase in property NOI was primarily attributable to a 5.2% or $13.1 million increase in total revenue, which was partially offset by a 3.0% or $2.4 million increase in operating expenses. The increase in revenues was primarily driven by a 4.4% or $10.8 million increase in rental rates and a 7.6% or $1.4 million increase in fee and reimbursement income. Physical occupancy increased 0.2% to 95.3% and total income per occupied home increased 5.0% to $1,577 for the nine months ended September 30, 2013 compared to the same period in 2012.
The increase in property operating expenses was primarily driven by an 8.7% or $2.2 million increase in real estate tax and a 4.9% or $899,000 increase in personnel costs, which was partially offset by a 6.7% or $860,000 decrease in repair and maintenance expense.
As a result of the percentage changes in property rental income, the operating margin (property net operating income divided by property rental income) was 69.6% for the nine months ended September 30, 2013 as compared to 69.0% for the comparable period in 2012.
Non-Mature Communities/Other
The remaining $30.7 million or 14% of our total NOI during the nine months ended September 30, 2013, was generated from communities that we classify as Non-Mature Communities/Other. The Operating Partnership’s Non-Mature Communities/Other consist of communities that do not meet the criteria to be included in same-store communities, which includes communities developed or acquired, redevelopment properties, sold properties, and non-apartment components of mixed use properties. NOI from Non-Mature Communities/Other decreased 17.8% or $6.6 million for the nine months ended September 30, 2013 compared to the same period in 2012. The decrease was primarily driven by a decrease in NOI of $4.5 million from properties sold in 2012 and a decrease of 9.2% or $1.4 million from redeveloped properties.

Real Estate Depreciation and Amortization
For the three and nine months ended September 30, 2013, real estate depreciation and amortization from continuing and discontinued operations decreased by 12.1% or $6.2 million and 9.3% or $13.9 million as compared to the comparable period in 2012. The decrease in depreciation and amortization for the three and nine months ended September 30, 2013 is primarily from disposition of assets in 2012, partially offset by the depreciation from developed and redeveloped units placed in service in 2012 and 2013.

Interest Expense

For the three and nine months ended September 30, 2013, interest expense decreased by 10.9% or $1.1 million and 24.1% or $8.6 million as compared to the comparable periods in 2012. The decrease in interest expense for the three and nine months ended September 30, 2013 is primarily due to lower debt balances and lower interest rates.

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

Based on the claims filed and management’s estimates, the Operating Partnership recognized a $7.1 million impairment charge for the damaged assets’ net book value and incurred $7.0 million of repair and cleanup costs during the year ended December 31, 2012. The impairment charge and the repair and cleanup costs incurred were reduced as of December 31, 2012 by $10.8 million of estimated insurance recovery, and were classified in "Hurricane related (recoveries)/charges, net" on the Consolidated Statements of Operations. During the three and nine months ended September 30, 2013, no material adjustments to the impairment charge and the repair and cleanup costs incurred were recognized. The rehabilitation of these two properties was primarily completed in the third quarter of 2013.
As of September 30, 2013, the Operating Partnership had settled the Hurricane Sandy claims and received insurance proceeds in excess of the $10.8 million estimated insurance recovery receivable related to the impairment charge and the repair and cleanup costs incurred. As a result, the Company recognized a Hurricane-related recovery of approximately $1.0 million and $3.3 million and a casualty gain of approximately $582,000 for the three and nine months ended September 30, 2013, respectively. Both the recovery and casualty gain were classified in "Hurricane related (recoveries)/charges, net" on the Consolidated Statements of Operations.
Based on the claims filed and management’s estimates, the Operating Partnership recognized $2.2 million of business interruption losses for the year ended December 31, 2012, of which $1.8 million were related to rent concession rebates provided to residents during the period the properties were uninhabitable and were classified in “Hurricane related (recoveries)/charges, net” on the Consolidated Statements of Operations, and $400,000 were related to rent that was not contractually receivable and were classified as a reduction to “Rental income” on the Consolidated Statements of Operations. The Company estimates that it incurred an additional $2.1 million of business interruption losses for the nine months ended September 30, 2013. As noted, the Company settled the Hurricane Sandy claims as of September 30, 2013.
During the three and nine months ended September 30, 2013, the Operating Partnership received approximately $2.2 million and $4.2 million, respectively, of insurance proceeds for recovery of business interruption losses. Of the $4.2 million of insurance proceeds received during the nine months ended September 30, 2013, $2.1 million related to recovery of business interruption losses incurred in 2012 and the remaining $2.1 million related to recovery of business interruption losses incurred in 2013. The $4.2 million of recovery was classified as "Hurricane related (recoveries)/charges, net" on the Consolidated Statements of Operations.
Net Gain/(Loss) on the Sale of Depreciable Properties
There were no sales during the three and nine months ended September 30, 2013. For the three and nine months ended June 30, 2012, we recognized net gain/(loss) on the sale of communities of $(132,000) and $51.1 million, respectively. The net gain/(loss) is included in "Income/(loss) from discontinued operations" on the Consolidated Statements of Operations. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period as well as the extent of gains related to specific properties sold.

Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and nine months ended September 30, 2013.
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
See our Annual Report on Form 10-K for the year ended December 31, 2012 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2013, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.

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
Risks Related to Our Real Estate Investments and Our Operations
Unfavorable Apartment Market and Economic Conditions Could Adversely Affect Occupancy Levels, Rental Revenues and the Value of Our Real Estate Assets. Unfavorable market conditions in the areas in which we operate and unfavorable economic conditions generally may significantly affect our occupancy levels, our rental rates and collections, the value of the properties and our ability to strategically acquire or dispose of apartment communities on economically favorable terms. Our ability to lease our properties at favorable rates is adversely affected by the increase in supply in the multifamily market and is dependent upon the overall level in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, a downturn in the housing market, stock market volatility and uncertainty about the future. Some of our major expenses, including mortgage payments and real estate taxes, generally do not decline when related rents decline. We would expect that declines in our occupancy levels, rental revenues and/or the values of our apartment communities would cause us to have less cash available to pay our indebtedness and to distribute to UDR's stockholders, which could adversely affect our financial condition and the market value of our securities. Factors that may affect our occupancy levels, our rental revenues, and/or the value of our properties include the following, among others:

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of September 30, 2013, UDR had approximately $341.1 million of variable rate indebtedness outstanding, which constitutes approximately 9.8% of total outstanding indebtedness as of such date. As of September 30, 2013, the Operating Partnership had approximately $169.1 million of variable rate indebtedness outstanding, which constitutes approximately 18.0% of total outstanding indebtedness to third parties as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of UDR's common and preferred stock and debt securities.
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

On April 16, 2013, we issued 2,604 shares of our common stock upon redemption of OP Units. Because these shares of common stock were issued to accredited investors in transactions not involving a public offering, the transaction is exempt from registration under the Securities Act of 1933 in accordance with Section 4(2) of the Securities Act. We did not issue any other shares of our common stock upon redemption of OP Units during the three months ended September 30, 2013.

Repurchase of Equity Securities
In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended September 30, 2013.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510
July 1, 2013 through July 31, 2013	—	—	—	15,032,510
August 1, 2013 through August 31, 2013	—	—	—	15,032,510
September 1, 2013 through September 30, 2013	—	—	—	15,032,510
Balance as of September 30, 2013	9,967,490	$22.00	9,967,490	15,032,510

(1)
This number reflects the amount of shares that were available for purchase under our 10,000,000 share repurchase program authorized in February 2006 and our 15,000,000 share repurchase program authorized in January 2008.

Item 3.        DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.        MINE SAFETY DISCLOSURES
Not applicable.

Item 5.        OTHER INFORMATION
On July 18, 2013, the Company terminated the Employees’ Stock Purchase Plan, which had permitted eligible employees to purchase shares of the Company’s common stock. There is no other information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2013, that was not previously disclosed in a Form 8-K.

Item 6.        EXHIBITS
The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc. (registrant)
Date:	October 29, 2013	/s/ Mark A. Schumacher
Mark A. Schumacher Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)

United Dominion Realty, L.P. (registrant)
		By:	UDR, Inc., its general partner

Date:	October 29, 2013	/s/ Mark A. Schumacher
Mark A. Schumacher Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Restatement of UDR, Inc. (incorporated by reference to Exhibit 3.09 to UDR, Inc.'s Current Report on Form 8-K dated July 27, 2005 and filed with the SEC on August 1, 2005).

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

3.11
Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated December 9, 2008 (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 9, 2008 and filed with the Commission on December 10, 2008).

3.12
Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of March 13, 2009 (incorporated by reference to Exhibit 10.1 to UDR, Inc.'s Current Report on Form 8-K dated March 18, 2009 and filed with the SEC on March 19, 2009).

Exhibit No.	Description

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

101
XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended September 30, 2013, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., (vi) notes to consolidated financial statements of UDR, Inc., (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of comprehensive income/(loss) of United Dominion Realty, L.P.; (x) consolidated statements of changes in capital of United Dominion Realty, L.P., (xi) consolidated statements of cash flows of United Dominion Realty, L.P., (xi) notes to consolidated financial statements of United Dominion Realty, L.P.

EXHIBIT 12.1

UDR, Inc.
Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income/(loss) from continuing operations	$3,235	$(8,543)	$8,280	$(29,925)

Add (from continuing operations):
Interest on indebtedness	30,939	31,845	92,723	108,132
Portion of rents representative of the interest factor	554	510	1,596	1,534
	$34,728	$23,812	$102,599	$79,741
Fixed charges and preferred stock dividends (from continuing operations):
Interest on indebtedness	$30,939	$31,845	$92,723	$108,132
Capitalized interest	6,635	7,616	23,212	17,604
Portion of rents representative of the interest factor	554	510	1,596	1,534
Fixed charges	$38,128	$39,971	$117,531	$127,270

Add:
Preferred stock dividends	$931	$931	$2,793	$5,079
Premium on preferred stock redemptions, net	—	—	—	2,791
Combined fixed charges and preferred stock dividends	$39,059	$40,902	$120,324	$135,140

Ratio of earnings to fixed charges	—	—	—	—
Ratio of earnings to combined fixed charges and preferred stock dividends	—	—	—	—
For the three months ended September 30, 2013, the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends were deficient of 1:1 ratio by $3.4 million and $4.3 million, respectively.
For the nine months ended September 30, 2013, the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends were deficient of 1:1 ratio by $14.9 million and $17.7 million, respectively.
For the three months ended September 30, 2012, the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends were deficient of 1:1 ratio by $16.2 million and $17.1 million, respectively.
For the nine months ended September 30, 2012, the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends were deficient of 1:1 ratio by $47.5 million and $55.4 million, respectively.

EXHIBIT 12.2

United Dominion Realty, L.P.
Computation of Ratio of Earnings to Fixed Charges
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income/(loss) from continuing operations	$11,050	$256	$29,044	$(9,527)

Add from continuing operations:
Interest on indebtedness	8,773	9,847	27,085	35,708
Portion of rents representative of the interest factor	426	416	1,271	1,242
	$20,249	$10,519	$57,400	$27,423
Fixed charges from continuing operations:
Interest on indebtedness	$8,773	$9,847	$27,085	$35,708
Capitalized interest	1,689	1,151	4,408	2,470
Portion of rents representative of the interest factor	426	416	1,271	1,242
Fixed charges	$10,888	$11,414	$32,764	$39,420

Ratio of earnings to fixed charges	1.9	—	1.8	—
For the three months ended September 30, 2012, the ratio of earnings to fixed charges was deficient of achieving a 1:1 ratio by $895,000.
For the nine months ended September 30, 2012, the ratio of earnings to fixed charges was deficient of achieving a 1:1 ratio by $12.0 million.

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

Date:	October 29, 2013	/s/ Thomas W. Toomey

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

Date:	October 29, 2013	/s/ Thomas M. Herzog

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

Date:	October 29, 2013	/s/ Thomas W. Toomey

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

Date:	October 29, 2013	/s/ Thomas M. Herzog

Thomas M. Herzog
Senior Vice President and Chief Financial Officer of UDR, Inc. (Principal Financial Officer),
general partner of United Dominion Realty, L.P.

EXHIBIT 32.1

CERTIFICATION

In connection with the periodic report of UDR, Inc. (the “Company”) on Form 10-Q for the quarter ended September 30, 2013, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas W. Toomey, Chief Executive Officer and President of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date:	October 29, 2013	/s/ Thomas W. Toomey

Thomas W. Toomey
Chief Executive Officer and President (Principal Executive Officer)

EXHIBIT 32.2

CERTIFICATION

In connection with the periodic report of UDR, Inc. (the “Company”) on Form 10-Q for the quarter ended September 30, 2013, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas M. Herzog, Senior Vice President and Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date:	October 29, 2013	/s/ Thomas M. Herzog

Thomas M. Herzog
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT 32.3

CERTIFICATION

In connection with the periodic report of United Dominion Realty, L.P. (the “Operating Partnership”) on Form 10-Q for the quarter ended September 30, 2013, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas W. Toomey, Chief Executive Officer and President of UDR, Inc., the general partner of the Operating Partnership, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership at the dates and for the periods indicated.

Date:	October 29, 2013	/s/ Thomas W. Toomey

Thomas W. Toomey
Chief Executive Officer and President of UDR, Inc. (Principal Executive Officer),
general partner of United Dominion Realty, L.P.

EXHIBIT 32.4

CERTIFICATION

In connection with the periodic report of United Dominion Realty, L.P. (the “Operating Partnership”) on Form 10-Q for the quarter ended September 30, 2013, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas M. Herzog, Senior Vice President and Chief Financial Officer of UDR, Inc., the general partner of the Operating Partnership, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership at the dates and for the periods indicated.

Date:	October 29, 2013	/s/ Thomas M. Herzog

Thomas M. Herzog
Senior Vice President and Chief Financial Officer of UDR, Inc. (Principal Financial Officer),
general partner of United Dominion Realty, L.P.