Form 10-K
period 2013-12-31
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2014-02-25
CIK 74208, 1018254

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
The aggregate market value of the shares of common stock of UDR, Inc. held by non-affiliates on June 30, 2013 was approximately $3.3 billion. This calculation excludes shares of common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 18, 2014 there were 251,434,518 shares of UDR, Inc.’s common stock outstanding.
There is no public trading market for the partnership units of United Dominion Realty, L.P. As a result, an aggregate market value of the partnership units of United Dominion Realty, L.P. cannot be determined.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from UDR, Inc.’s definitive proxy statement for the 2014 Annual Meeting of Stockholders.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2013 of UDR, Inc. a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company”, “UDR” or “UDR, Inc.” refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including the Operating Partnership. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or the “OP” refer to United Dominion Realty, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership are referred to as “OP Units” and the holders of the OP Units are referred to as “unitholders”. This combined Form 10-K is being filed separately by UDR and the Operating Partnership.
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
As of December 31, 2013, UDR owned 110,883 units (100%) of the general partnership interests of the Operating Partnership and 173,848,891 units (or approximately 94.9%) of the limited partnership interests of the Operating Partnership. UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities” and “Control and Procedures” are provided for each of UDR and the Operating Partnership. In addition, certain disclosures in “Business” are separated by entity to the extent that the discussion relates to UDR’s business outside of the Operating Partnership.

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

Item 1. BUSINESS
General
UDR is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages multifamily apartment communities generally located in high barrier-to-entry markets located throughout the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement processes, low single-family home affordability and strong employment growth potential. At December 31, 2013, our consolidated real estate portfolio included 141 communities located in 21 markets, with a total of 41,250 completed apartment homes, which are held through our subsidiaries, including the Operating Partnership, and consolidated joint ventures. In addition, we have an ownership interest in 37 communities containing 9,909 apartment homes through unconsolidated joint ventures or partnerships. At December 31, 2013, the Company is developing six wholly-owned communities with 1,765 apartment homes, 422 of which have been completed, and one unconsolidated joint venture community with 447 apartment homes, none of which have been completed.
At December 31, 2013, the Operating Partnership’s consolidated real estate portfolio included 68 communities located in 17 markets, with a total of 20,746 completed apartment homes. The Operating Partnership owns, operates, acquires, renovates, develops, redevelops, and manages multifamily apartment communities generally located in high barrier-to-entry markets located throughout the United States. During the year ended December 31, 2013, revenues of the Operating Partnership represented approximately 54% of our total rental revenues.
UDR elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to in this Report as the “Code”. To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our stockholders annually. As a qualified REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent we distribute such net income to our stockholders annually. In 2013, we declared total distributions of $0.94 per common share and paid dividends of $0.925 per common share.

	Dividends Declared in 2013	Dividends Paid in 2013
First Quarter	$0.235	$0.220
Second Quarter	0.235	0.235
Third Quarter	0.235	0.235
Fourth Quarter	0.235	0.235
Total	$0.940	$0.925
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
As of February 18, 2014, we had 1,593 full-time associates and 88 part-time associates, all of whom were employed by UDR.
Reporting Segments
We report in two segments: Same-Store Communities and Non-Mature Communities/Other.
Our Same-Store Communities segment includes those communities acquired, developed, and stabilized prior to January 1, 2012, and held as of December 31, 2013. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not classified as held for sale at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
Our Non-Mature Communities/Other segment includes those communities that were acquired or developed in 2011, 2012 or 2013, sold properties, redevelopment properties, properties classified as real estate held for sale, consolidated joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties. For additional information regarding our operating segments, see Note 15, Reportable Segments, in the Notes to the UDR Consolidated Financial Statements included in this Report and Note 12, Reportable Segments, in the Notes to the Operating Partnership’s Consolidated Financial Statements included in this Report.
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

•	manage real estate cycles by taking an opportunistic approach to buying, selling, renovating, redeveloping, and developing apartment communities;

•	empower site associates to manage our communities efficiently and effectively;

•	measure and reward associates based on specific performance targets; and

•	manage our capital structure to help enhance predictability of earnings and dividends.
2013 Highlights

•
In July 2013, the Company marked its 41st year as a REIT and paid its 164th consecutive quarterly dividend in October. The Company’s annualized declared 2013 dividend of $0.94 represented a 7% increase over the previous year.

•	We achieved Same-Store revenue growth of 4.9% and Same-Store net operating income (“NOI”) growth of 6.0%.

•
During the year ended December, 31, 2013, we invested approximately $279.6 million in wholly-owned development projects and $92.1 million in redevelopment projects, including completion of 904 development apartment homes and 837 redevelopment apartment homes in targeted core markets.

•	We expanded our relationship with the Metropolitan Life Insurance Company (“MetLife”):

•
Formed five 50%/50% partnerships in our Vitruvian Park® master plan development project consisting of three operating communities and approximately 28 acres of developable land in Addison, Texas. In connection with the formation of the five partnerships, we sold 50% of our interests in the three operating communities and the developable land to MetLife for approximately $141.3 million.

•
Expanded the UDR/MetLife II joint venture by increasing our ownership interests in two A-quality, high-rise communities located in Denver, Colorado and San Diego, California in exchange for our ownership interests in four non-core UDR/MetLife I joint venture communities plus an additional $15.6 million in cash.

•
Formed a 51%/49% joint venture with MetLife to develop a $318 million, 447-home high-rise located in the Rincon Hill neighborhood of San Francisco, California. In connection with the formation, we sold 49% of our interest to MetLife for approximately $29.9 million.

•
We issued $300 million of 3.70%, 7-year senior unsecured medium-term notes in September. Net proceeds were used to repay indebtedness on our unsecured revolving credit facility and for general corporate purposes.

•	We amended and favorably re-priced our $900 million unsecured revolving credit facility and $350 million of unsecured term notes.

•
We sold our 95% interest in a recently developed joint venture community, the Lodge at Stoughton, located in Metro Boston, for $48.5 million, resulting in a gain (before tax) of approximately $8.3 million.

•
We entered into a participating debt financing arrangement with a third party that is developing a $108 million, 218-home, high-rise luxury community located in the Cherry Creek neighborhood of Metro Denver.

Other than the following, there were no significant changes to the Operating Partnership’s business during 2013 (the above 2013 highlights relate to UDR or other subsidiaries of UDR):

•	We exited the Sacramento market through the disposition of two communities for gross proceeds $81.1 million resulting in a gain of approximately $41.5 million.
Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information on the Company’s and the Operating Partnership’s activities in 2013.
Our Strategies and Vision
Our vision is to be the innovative multifamily public REIT of choice. Our strategic priorities are:

1.	Strengthen the Quality of Our Portfolio
2.	Flexible/Strong Balance Sheet
3.	Increase Cash Flow to Support Dividend Growth
4.	A Great Place to Work and Live
Capital Allocation
Acquisitions and Dispositions
When evaluating potential acquisitions, we consider:

•	population growth, cost of alternative housing, overall potential for economic growth and the tax and regulatory environment of the community in which the property is located;

•	geographic location, including proximity to jobs, entertainment, transportation, and our existing communities which can deliver significant economies of scale;

•	construction quality, condition and design of the property;

•	current and projected cash flow of the property and the ability to increase cash flow;

•	potential for capital appreciation of the property;

•	ability to increase the value and profitability of the property through operations and redevelopment;

•	whether it is located in a high barrier-to-entry market;

•	terms of resident leases, including the potential for rent increases;

•	occupancy and demand by residents for properties of a similar type in the vicinity;

•	prospects for liquidity through sale, financing, or refinancing of the property; and

•	competition from existing multifamily communities and the potential for the construction of new multifamily properties in the area.
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
The following table summarizes our apartment community acquisitions and dispositions and our consolidated year-end ownership position for the past five years (dollars in thousands):

	2013	2012	2011	2010	2009
Homes acquired	—	633	3,161	1,374	289
Homes disposed	914	6,507	4,488	149	—
Homes owned at December 31	41,250	41,571	47,343	48,553	45,913
Total real estate owned, at cost	$8,207,977	$8,055,828	$8,074,471	$6,881,347	$6,315,047
The following table summarizes our apartment community acquisitions and dispositions and our year-end ownership position of the Operating Partnership for the past five years (dollars in thousands):

	2013	2012	2011	2010	2009
Homes acquired	—	—	1,833	—	—
Homes disposed	914	1,314	2,024	—	—
Homes owned at December 31	20,746	21,660	23,160	23,351	23,351
Total real estate owned, at cost	$4,188,480	$4,182,920	$4,205,298	$3,706,184	$3,640,888
Development Activities
Our objective in developing a community is to create value while improving the quality of our portfolio. Demographic trends, economic drivers, and how multifamily fundamentals/valuations have trended over the long-term govern our review process on where to allocate development capital. At December 31, 2013, our development pipeline for six wholly-owned communities located in San Francisco, California; Huntington Beach, California; Mission Viejo, California; Boston, Massachusetts; College Park, Maryland; and Alexandria, Virginia totaled 1,765 homes, 422 of which have been completed, with a budget of $697.6 million in which we have a carrying value of $467.4 million.
Redevelopment Activities
Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also producing a higher yielding and more valuable asset through asset quality improvement. During 2013, we continued to redevelop properties in targeted markets where we concluded there was an opportunity to add value. At December 31, 2013, the Company is redeveloping 1,423 apartment homes, 1,008 of which have been completed, at two wholly-owned communities with 1,670 apartment homes located in New York, New York and Costa Mesa, California. The scope of the redevelopments at both projects changed in the fourth quarter. The budget for our Rivergate project in Manhattan expanded due to the identification of further revenue generating opportunities, while we tabled for the foreseeable future additional home interior renovations at our 27 Seventy Five Mesa Verde project in Orange County due to lower than expected demand in that particular submarket. During the year ended December 31, 2013, we incurred $112.7 million in major renovations, which include major structural changes and/or architectural revisions to existing buildings.
Joint Venture Activities
We have entered into, and may continue in the future to enter into, joint ventures (including limited liability companies or partnerships) through which we would own an indirect economic interest of less than 100% of the community or communities owned directly by such joint ventures. Our decision to either hold an apartment community in fee simple or have an indirect interest in the community through a joint venture is based on a variety of factors and considerations, including: (i) the economic and tax terms required by the seller of land or a community; (ii) our desire to diversify our portfolio of communities by market, submarket and product type; (ii) our desire at times to preserve our capital resources to maintain liquidity or balance sheet strength; and (iv) our projections, in some circumstances, that we will achieve higher returns on our invested capital or reduce our risk if a joint venture vehicle is used. Each joint venture agreement is individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture agreement.
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
Financing Activities
As part of our plan to finance our activities, we utilize proceeds from debt and equity offerings and refinancings to extend maturities, pay down existing debt, fund development and redevelopment activities, and acquire apartment communities.
Operational Excellence, Cash Flow and Dividend Growth
Investment in new technologies continues to drive operating efficiencies in our business and help us to better meet the changing needs of our residents. Since its launch in January 2009, our residents have been utilizing our web-based resident internet portal on our website. Our residents have the ability to conduct business with us 24 hours a day, 7 days a week. In July 2010, we completed the roll out of online leasing renewals throughout our portfolio. As a result of transforming our operations through technology, resident’s satisfaction improved, and our operating teams have become more efficient. Web-based technologies have also resulted in declining marketing and advertising costs, improved cash management, and better pricing management of our available apartment homes.
In 2013, UDR rolled out an online leasing platform that allows prospects to apply directly online. As of December 31, 2013, over 40% of our leases have been processed using online leasing. We also focused heavily on conversion optimization of our traffic through UDR.com, which resulted in a 14% increase from the prior year.
Portfolio Improvement
We are focused on increasing our presence in markets with favorable job formation, high propensity to rent, low single-family home affordability, and a favorable demand/supply ratio for multifamily housing. Portfolio investment decisions consider internal analyses and third-party research.
For the year ended December 31, 2013, approximately 69.5% of our same-store net operating income (“NOI”) was generated by communities located in our core markets of: Seattle, Washington; San Francisco Bay Area, California; Los Angeles, California; Orange County, California; San Diego, California; Austin, Texas; Dallas, Texas; Boston, Massachusetts; New York, New York; Baltimore, Maryland; and Metropolitan D.C.
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
Markets and Competitive Conditions
During the year ended December 31, 2013, 69.5% of our consolidated same-store net operating income (“NOI”) was generated from apartment homes located in our core markets. At December 31, 2013, the Company held 74.5% of its same-store carrying value of its real estate portfolio in our core markets. During the year ended December 31, 2013, 77.8% of the Operating Partnership’s same-store NOI was generated from apartment homes located in our core markets. At December 31, 2013, the Operating Partnership held 81.1% of its same-store carrying value of its real estate portfolio in its core markets. We believe that this diversification increases investment opportunity and decreases the risk associated with cyclical local real estate markets and economies, thereby increasing the stability and predictability of our earnings.
Competition for new residents is generally intense across all of our markets. Some competing communities offer features that our communities do not have. Competing communities can use rental concessions or lower rents to obtain temporary competitive advantages. Also, some competing communities are larger or newer than our communities. The competitive position of each community is different depending upon many factors including sub-market supply and demand. In addition, other real estate investors compete with us to acquire existing properties, redevelop existing properties, and to develop new properties. These competitors include insurance companies, pension and investment funds, public and private real estate companies, investment companies and other public and private apartment REITs, some of which may have greater resources, or lower capital costs, than we do.
We believe that, in general, we are well-positioned to compete effectively for residents and investments. We believe our competitive advantages include:

•	a fully integrated organization with property management, development, redevelopment, acquisition, marketing, sales and financing expertise;

•	scalable operating and support systems, which include automated systems to meet the changing electronic needs of our residents and to effectively focus on our Internet marketing efforts;

•	access to sources of capital;

•	geographic diversification with a presence in 21 markets across the country; and

•	significant presence in many of our major markets that allows us to be a local operating expert.
Moving forward, we will continue to optimize lease management, improve expense control, increase resident retention efforts and align employee incentive plans with our bottom line performance. We believe this plan of operation, coupled with the portfolio’s strengths in targeting renters across a geographically diverse platform, should position us for continued operational upside.
Communities
At December 31, 2013, our consolidated real estate portfolio included 141 communities with a total of 41,250 completed apartment homes, which included the Operating Partnership’s consolidated real estate portfolio of 68 communities with a total of 20,746 completed apartment homes. The overall quality of our portfolio enables us to raise rents and to attract residents with higher levels of disposable income who are more likely to absorb such rents.
At December 31, 2013, the Company is developing six wholly-owned communities with 1,765 apartment homes, 422 of which have been completed. Of these six development communities, the Operating Partnership is developing one wholly-owned community totaling 332 homes, none of which have been completed at December 31, 2013. In addition, at December 31, 2013, the Company had two communities with 731 apartment homes which were completed but not yet stabilized.
At December 31, 2013, the Company is redeveloping 1,423 apartment homes, 1,008 of which have been completed, at two wholly-owned communities with 1,670 apartment homes. The scope of the redevelopments at both projects changed in the fourth quarter. The budget for our Rivergate project in Manhattan expanded due to the identification of further revenue generating opportunities, while we tabled for the foreseeable future additional home interior renovations at our 27 Seventy Five Mesa Verde project in Orange County due to lower than expected demand in that particular submarket. The Operating Partnership owns 27 Seventy Five Mesa Verde.

Same-Store Community Comparison
We believe that one pertinent quantitative measurement of the performance of our portfolio is tracking the results of our same-store communities’ NOI, which is total rental revenue, less rental expenses excluding property management and other operating expenses. Our same-store community population are operating communities which we own and have stabilized occupancy, revenues and expenses as of the beginning of the prior year.
For the year ended December 31, 2013, our same-store NOI increased by $23.9 million or 6.0% compared to the prior year. Our same-store community properties provided 83% of our total NOI for the year ended December 31, 2013. The increase in NOI for the 35,790 same-store apartment homes, or 87% of our portfolio, was driven by an increase in rental rates, fee and reimbursement income, and increased occupancy, partially offset by an increase in operating expenses.
For the year ended December 31, 2013, the Operating Partnership’s same-store NOI increased by $13.3 million or 5.9% compared to the prior year. Our same-store community properties provided 84% of our total NOI for the year ended December 31, 2013. The increase in NOI for the 18,616 same-store apartment homes, or 90% of the Operating Partnership’s portfolio, was driven by an increase in rental rates, fee and reimbursement income, and increased occupancy, partially offset by an increase in operating expenses.
Revenue growth in 2014 may be impacted by general adverse conditions affecting the economy, reduced occupancy rates, increased rental concessions, new supply, increased bad debt and other factors which may adversely impact our ability to increase rents.
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
We may utilize our taxable REIT subsidiary (“TRS”), RE3, to engage in activities that REITs may be prohibited from performing, including the provision of management and other services to third parties and the conduct of certain nonqualifying real estate transactions. Our TRS generally is taxable as a regular corporation, and therefore, subject to federal, state and local income taxes.
The Operating Partnership intends to qualify as a partnership for federal income tax purposes. As a partnership, the Operating Partnership generally is not a taxable entity and does not incur federal income tax liability. However, any state or local revenue, excise or franchise taxes that result from the operating activities of the Operating Partnership are incurred at the entity level.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, property taxes, utilities and material costs, substantially all of our leases are for a term of 14 months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2013.
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
To date, compliance with federal, state and local environmental protection regulations has not had a material effect on our capital expenditures, earnings or competitive position. We have a property management plan for hazardous materials. As part of the plan, Phase I environmental site investigations and reports have been completed for each property we acquire. In addition, all proposed acquisitions are inspected prior to acquisition. The inspections are conducted by qualified environmental consultants, and we review the issued report prior to the purchase or development of any property. Nevertheless, it is possible that the environmental assessments will not reveal all environmental liabilities, or that some material environmental liabilities exist of which we are unaware. In some cases, we have abandoned otherwise economically attractive acquisitions because the costs of removal or control of hazardous materials have been prohibitive or we have been unwilling to accept the potential risks involved. We do not believe we will be required to engage in any large-scale abatement at any of our properties. We believe that through professional environmental inspections and testing for asbestos, lead paint and other hazardous materials, coupled with a relatively conservative posture toward accepting known environmental risk, we can minimize our exposure to potential liability associated with environmental hazards.
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
We are unaware of any environmental hazards at any of our properties that individually or in the aggregate may have a material adverse impact on our operations or financial position. We have not been notified by any governmental authority, and we are not otherwise aware, of any material non-compliance, liability, or claim relating to environmental liabilities in connection with any of our properties. We do not believe that the cost of continued compliance with applicable environmental laws and regulations will have a material adverse effect on us or our financial condition or results of operations. Future environmental laws, regulations, or ordinances, however, may require additional remediation of existing conditions that are not currently actionable. Also, if more stringent requirements are imposed on us in the future, the costs of compliance could have a material adverse effect on our results of operations and our financial condition.
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
Executive Officers of the Company
UDR is the sole general partner of the Operating Partnership. The following table sets forth information about our executive officers as of February 19, 2014. The executive officers listed below serve in their respective capacities at the discretion of our Board of Directors.

Name	Age	Office	Since
Thomas W. Toomey	53	President, Chief Executive Officer, and Director	2001
Warren L. Troupe	60	Senior Executive Vice President	2008
Harry G. Alcock	51	Senior Vice President — Asset Management	2010
Jerry A. Davis	51	Senior Vice President — Chief Operating Officer	2013
Thomas M. Herzog	51	Senior Vice President — Chief Financial Officer	2013
Mark A. Schumacher	55	Senior Vice President — Chief Accounting Officer	2012
R. Scott Wesson	51	Senior Vice President — Chief Information Officer	2011
Set forth below is certain biographical information about our executive officers.
Mr. Toomey spearheads the vision and strategic direction of the Company and oversees its executive officers. He joined us in February 2001 as President, Chief Executive Officer and Director. Prior to joining us, Mr. Toomey was with Apartment Investment and Management Company (AIMCO), where he served as Chief Operating Officer for two years and Chief Financial Officer for four years. During his tenure at AIMCO, Mr. Toomey was instrumental in the growth of AIMCO from 34,000 apartment homes to 360,000 apartment homes. He has also served as a Senior Vice President at Lincoln Property Company, a national real estate development, property management and real estate consulting company, from 1990 to 1995. Mr. Toomey has served on the board of directors of The Ryland Group, Inc., a New York Stock Exchange-listed home builder, since December 2013. He currently serves as a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT), as a member of the Executive Committee of the National Multi Housing Council (NMHC), as a member of the Real Estate Roundtable and as a trustee and governor of the Urban Land Institute. Mr. Toomey also serves on the National Geographic International Council of Advisors and is a former trustee of the Oregon State University Foundation.
Mr. Troupe oversees all financial, treasury, tax and legal functions of the Company. He joined us in March 2008 as Senior Executive Vice President. In May 2008, he was appointed the Company’s Corporate Compliance Officer and in October 2008 he was named the Company’s Corporate Secretary. Prior to joining us, Mr. Troupe was a partner with Morrison & Forester LLP from 1997 to 2008. He currently serves as a member of the Executive Council of the National Multi Housing Council (NMHC), and is a member of the Pension Real Estate Association (PREA) and the Urban Land Institute.
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
Mr. Davis oversees property operations, human resources and technology. He originally joined us in March 1989 as Controller and subsequently moved into Operations as an Area Director and in 2001, he accepted the position of Chief Operating Officer of JH Management Co., a California-based apartment company. He returned to the Company in March 2002 and in 2013, Mr. Davis was promoted to Senior Vice President — Chief Operating Officer. He began his career in 1984 as a Staff Accountant for Arthur Young & Co.
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
Mr. Schumacher oversees all accounting and tax functions of the Company. He joined us in April 2012 as Senior Vice President — Chief Accounting Officer. Prior to joining the Company, Mr. Schumacher was with Houghton Mifflin Harcourt, a textbook and trade publisher, from 2008 to 2011, where he initially served as Senior Vice President, Finance & Chief Accounting Officer and was promoted to Executive Vice President, Chief Financial Officer for the K-12 division. From 2002 to 2007 he was with Archstone Smith as Senior Vice President, Chief Accounting Officer. Prior to this time Mr. Schumacher was with US West for over 18 years where he held positions of increasing responsibility in accounting, budgeting and financial analysis. The company merged with Qwest Communications in 2000, where he served as Vice President, Controller from January 2001 through December 2001. Qwest and Mr. Schumacher were the subject of civil and administrative actions brought by the Securities and Exchange Commission in 2004 and 2005 related to accounting, internal control and reporting violations at Qwest. Mr. Schumacher began his career as an accountant with Coopers & Lybrand in Denver, Colorado.
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
Risks Related to Our Real Estate Investments and Our Operations
Unfavorable Apartment Market and Economic Conditions Could Adversely Affect Occupancy Levels, Rental Revenues and the Value of Our Real Estate Assets. Unfavorable market conditions in the areas in which we operate and unfavorable economic conditions generally may significantly affect our occupancy levels, our rental rates and collections, the value of the properties and our ability to strategically acquire or dispose of apartment communities on economically favorable terms. Our ability to lease our properties at favorable rates is adversely affected by the increase in supply in the multifamily and other rental markets and is dependent upon the overall level in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, a downturn in the housing market, stock market volatility and uncertainty about the future. Some of our major expenses, including mortgage payments and real estate taxes, generally do not decline when related rents decline. We would expect that declines in our occupancy levels, rental revenues and/or the values of our apartment communities would cause us to have less cash available to pay our indebtedness and to distribute to UDR’s stockholders, which could adversely affect our financial condition and the market value of our securities. Factors that may affect our occupancy levels, our rental revenues, and/or the value of our properties include the following, among others:

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
We May Be Unable to Renew Leases or Relet Apartment Units as Leases Expire. When our residents decide to leave our apartments, whether because they decide not to renew their leases or they leave prior to their lease expiration date, we may not be able to relet their apartment units. Even if the residents do renew or we can relet the apartment units, the terms of renewal or reletting may be less favorable than current lease terms. If we are unable to promptly renew the leases or relet the apartment units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected. If residents do not experience increases in their income, we may be unable to increase rent and/or delinquencies may increase.
Continued Economic Weakness Following the Economic Recession that the U.S. Economy Recently Experienced May Materially and Adversely Affect our Financial Condition and Results of Operations. The U.S. economy continues to experience some weakness following a severe recession, including relatively high levels of unemployment and weak consumer spending. In addition, while the Federal Reserve took policy actions to promote market liquidity and encourage economic growth following the recession, such actions are now being curtailed as signs of improvement in the economy have emerged, and the impact of these monetary policy actions on the economy is uncertain. If the economic recovery slows or stalls, or if the economy experiences another recession, we may experience adverse effects on our occupancy levels, our rental revenues and the value of our properties, any of which could adversely affect our cash flow, financial condition and results of operations. We are also exposed to risks relating to the housing market recovery that has accompanied the economic recovery, to the extent that when demand for single family homes increases, demand for apartments may decline, which could adversely affect our cash flow, financial condition and results of operations.
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
Risk of Inflation/Deflation. Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses. The general risk of inflation is that interest on our debt and general and administrative expenses increase at a rate higher than our rental rates. The predominant effects of deflation include high unemployment and credit contraction. Restricted lending practices could impact our ability to obtain financing or refinancing for our properties.
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

Competition Could Limit Our Ability to Lease Apartment Homes or Increase or Maintain Rents. Our apartment communities compete with numerous housing alternatives in attracting residents, including other apartment communities, condominiums and single-family rental homes, as well as owner occupied single-and multi-family homes. Competitive housing in a particular area could adversely affect our ability to lease apartment homes and increase or maintain rents, which could materially adversely affect our results of operations and financial condition.
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

•	the expected occupancy rates and rental rates may differ from actual results; and

•
we may be unable to quickly and efficiently integrate acquired apartment communities and new personnel into our existing operations, and the failure to successfully integrate such apartment communities or personnel will result in inefficiencies that could adversely affect our expected return on our investments and our overall profitability.

Competition Could Adversely Affect Our Ability to Acquire Properties. In the past, other real estate investors, including insurance companies, pension and investment funds, developer partnerships, investment companies and other public and private apartment REITs, have competed with us to acquire existing properties and to develop new properties, and such competition in the future may make it more difficult for us to pursue attractive investment opportunities on favorable terms, which could adversely affect our ability to grow or acquire properties profitably or with attractive returns.
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
Bankruptcy or Defaults of Our Counterparties Could Adversely Affect Our Performance. We have relationships with and, from time to time, we execute transactions with or receive services from many counterparties, such as general contractors engaged in connection with our development activities. As a result, bankruptcies or defaults by these counterparties could result in services not being provided, projects not being completed on time, or on budget, or at all, or volatility in the financial markets and economic weakness could affect the counterparties’ ability to complete transactions with us as intended, both of which could result in disruptions to our operations that may adversely affect our business and results of operations.
Property Ownership Through Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. We currently have 10 active joint ventures and partnerships, excluding our participating loan investment, with a total equity investment of $493.4 million. We could become engaged in a dispute with one or more of our joint venture partners which might affect our ability to operate a jointly-owned property. Moreover, joint venture partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, joint venture partners may have competing interests in our markets that could create conflicts of interest. Also, our joint venture partners might refuse to make capital contributions when due and we may be responsible to our partners for indemnifiable losses. Frequently, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners’ interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the joint venture (if we are the seller) or of the other partner’s interest in the joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process.
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
We Could Incur Significant Insurance Costs and Some Potential Losses May Not Be Adequately Covered by Insurance. We have a comprehensive insurance program with limits of liability customary within the multi-family industry covering our property and operating activities. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, certain types of extraordinary losses which may not be adequately covered under our insurance program. In addition, we will sustain losses due to insurance deductibles, self-insured retention, uninsured claims or casualties, or losses in excess of applicable coverage.
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
As a result of our substantial real estate holdings, the cost of insuring our apartment communities is a significant component of expense. Insurance premiums are subject to significant increases and fluctuations, which are generally outside of our control. We insure our properties with insurance companies that we believe have a good rating at the time our policies are put into effect. The financial condition of one or more of our insurance companies that we hold policies with may be negatively impacted resulting in their inability to pay on future insurance claims. Their inability to pay future claims may have a negative impact on our financial results. In addition, the failure of one or more insurance companies may increase the costs to renew our insurance policies or increase the cost of insuring additional properties and recently developed or redeveloped properties.
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
Risk of Damage from Catastrophic Weather and Natural Events and Potential Climate Change. Certain of our communities are located in areas that may experience catastrophic weather and other natural events from time to time, including mudslides, fires, hurricanes, tornadoes, snow or ice storms, or other severe inclement weather. These adverse weather and natural events could cause damage or losses that may be greater than insured levels. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect our business and our financial condition and results of operations.
To the extent that we experience any significant changes in the climate in areas where our communities are located, we may experience extreme weather conditions and prolonged changes in precipitation and temperature, all of which could result in physical damage to, and/or a decrease in demand for, our communities located in these areas. Should the impact of such climate change be material in nature, or occur for lengthy periods of time, our financial condition and results of operations may be adversely affected.
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
Our Business and Operations Would Suffer in the Event of System Failures or Breaches in Data Security. Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war, and telecommunication failures. We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and keeping of records, which may include personal identifying information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. Although we take steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information, such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.
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
Derivatives Legislation Adopted by Congress Could Have an Adverse Impact on our Ability to Hedge Risks Associated with our Business. The Dodd-Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities. The Dodd-Frank Act contemplates that most swaps will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk and REITs meeting certain criteria. While we may ultimately be eligible for such exceptions, we cannot ensure we will qualify for them. Although the Dodd-Frank Act includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitively until regulations have been adopted and fully implemented by both the SEC and the Commodities Futures Trading Commission, and market participants establish and operate registered clearing facilities under those regulations. The Dodd-Frank Act provisions regarding derivatives and the implementing regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available hedge counterparties to us.
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
Disruptions in Financial Markets May Adversely Impact Availability and Cost of Credit and Have Other Adverse Effects on Us and the Market Price of UDR’s Stock. Our ability to make scheduled payments or to refinance debt obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control. During the past several years, the United States stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets at times, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. The potential downgrade of the U.S.’s credit rating and the European debt crisis recently contributed to instability in global credit markets. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for acquisitions, development of our properties and other purposes at reasonable terms, which may negatively affect our business. Additionally, due to this uncertainty, we may be unable to refinance our existing indebtedness or the terms of any refinancing may not be as favorable as the terms of our existing indebtedness. If we are not successful in refinancing this debt when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of UDR’s common or preferred stock. The disruptions in the financial markets have had and may continue to have a material adverse effect on the market value of UDR’s common shares and other adverse effects on us and our business.
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
Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of December 31, 2013, UDR had approximately $404.7 million of variable rate indebtedness outstanding, which constitutes approximately 11.5% of our total outstanding indebtedness as of such date. As of December 31, 2013, the Operating Partnership had approximately $169.1 million of variable rate indebtedness outstanding, which constitutes approximately 18.1% of total outstanding indebtedness to third parties as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of UDR’s common and preferred stock and debt securities.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
At December 31, 2013, our consolidated apartment portfolio included 141 communities located in 21 markets, with a total of 41,250 completed apartment homes.
We lease approximately 44,000 square feet of office space in Highlands Ranch, Colorado for our corporate headquarters. We also lease two additional regional offices with 3,000 and 3,000 square feet in Richmond, Virginia and Alexandria, Virginia, respectively.
The tables below set forth a summary of real estate portfolio by geographic market of the Company and of the Operating Partnership at December 31, 2013.
SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2013
UDR, INC.

	Number of Apartment Communities	Number of Apartment Homes	Percentage of Carrying Value	Gross Amount (in thousands)	Encumbrances (in thousands)	Cost per Home	Average Physical Occupancy	Average Home Size (in square feet)
WEST REGION
San Francisco, CA	11	2,436	8.1%	$660,880	$60,130	$271,297	96.5%	844
Orange County, CA	12	4,721	12.8%	1,048,180	193,873	222,025	84.0%	845
Seattle, WA	11	2,165	5.8%	480,097	70,253	221,754	96.5%	877
Los Angeles, CA	6	1,502	5.9%	482,171	100,335	321,019	95.4%	938
Monterey Peninsula, CA	7	1,565	1.9%	159,277	—	101,774	93.6%	728
Inland Empire, CA	2	654	1.2%	101,893	46,471	155,800	94.8%	955
Portland, OR	3	716	0.9%	72,809	35,141	101,689	97.0%	918
San Diego, CA	3	630	1.6%	128,569	34,780	204,078	56.4%	852
MID-ATLANTIC REGION
Metropolitan D.C.	14	4,568	12.3%	1,011,056	150,038	221,335	95.4%	913
Baltimore, MD	11	2,301	3.7%	306,158	72,204	133,054	96.1%	957
Richmond, VA	4	1,358	1.7%	138,172	41,507	101,747	96.5%	985
Norfolk, VA	6	1,438	1.1%	88,933	—	61,845	93.7%	1,017
Other Mid-Atlantic	1	168	0.2%	12,495	—	74,375	96.3%	1,002
SOUTHEAST REGION
Tampa, FL	10	3,452	4.1%	335,674	18,835	97,240	96.1%	965
Orlando, FL	11	3,167	3.5%	286,019	80,092	90,312	96.1%	977
Nashville, TN	8	2,260	2.3%	188,056	22,527	83,211	97.0%	933
Other Florida	1	636	0.9%	80,005	40,133	125,796	95.8%	1,130
NORTHEAST REGION
New York, NY	4	1,914	15.2%	1,249,281	196,376	652,707	94.3%	753
Boston, MA	4	1,179	3.9%	319,850	81,437	271,289	96.3%	1,097
SOUTHWEST REGION
Dallas, TX	8	2,725	3.5%	288,669	103,075	105,934	96.5%	846
Austin, TX	4	1,273	1.8%	146,341	66,054	114,958	96.8%	913
Total Operating Communities	141	40,828	92.4%	7,584,585	1,413,261	$185,769	93.9%	909
Real Estate Under Development (a)	—	422	5.7%	467,413	28,816
Land	—	—	0.9%	73,277	—
Other	—	—	1.0%	82,702	—
Total Real Estate Owned	141	41,250	100.0%	$8,207,977	$1,442,077

(a)	The Company is currently developing six wholly-owned communities with 1,765 apartment homes, 422 of which have been completed.

SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2013
UNITED DOMINION REALTY, L.P.

	Number of Apartment Communities	Number of Apartment Homes	Percentage of Carrying Value	Gross Amount (in thousands)	Encumbrances (in thousands)	Cost per Home	Average Physical Occupancy	Average Home Size (in square feet)
WEST REGION
Orange County, CA	9	3,899	19.4%	$811,375	$193,873	$208,098	89.5%	814
San Francisco, CA	9	2,185	13.3%	556,177	60,130	254,543	96.5%	821
Monterey Peninsula, CA	7	1,565	3.8%	159,277	—	101,774	93.6%	728
Seattle, WA	5	932	5.0%	211,011	23,341	226,407	97.2%	869
Portland, OR	3	716	1.7%	72,809	35,141	101,689	97.0%	918
Los Angeles, CA	3	463	3.0%	126,971	32,635	274,235	95.2%	960
Inland Empire, CA	1	414	1.7%	70,196	46,471	169,556	94.9%	989
San Diego, CA	2	366	1.4%	57,422	—	156,891	94.8%	879
MID-ATLANTIC REGION
Metropolitan D.C.	7	2,378	13.2%	556,721	99,009	234,113	96.3%	927
Baltimore, MD	5	994	3.6%	149,883	46,753	150,788	87.6%	974
NORTHEAST REGION
New York, NY	2	1,001	14.2%	594,784	196,376	594,190	95.8%	684
Boston, MA	2	833	4.2%	176,396	57,928	211,760	96.2%	1,120
SOUTHEAST REGION
Nashville, TN	6	1,612	3.2%	132,602	—	82,258	96.9%	925
Tampa, FL	3	1,154	2.8%	115,543	—	100,124	96.4%	1,003
Other Florida	1	636	1.9%	80,005	40,133	125,796	95.8%	1,130
SOUTHWEST REGION
Dallas, TX	2	1,348	4.5%	186,934	103,075	138,674	95.8%	910
Austin, TX	1	250	0.9%	39,317	—	157,280	96.8%	883
Total Operating Communities	68	20,746	97.8%	4,097,423	934,865	$197,504	94.4%	885
Real Estate Under Development (a)	—	—	1.9%	80,063	—
Land	—	—	0.1%	2,445	—
Other	—	—	0.2%	8,549	—
Total Real Estate Owned	68	20,746	100.0%	$4,188,480	$934,865

(a)	The Operating Partnership is currently developing one wholly-owned community with 320 apartment homes, none of which have been completed.

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

	2013			2012
	High	Low	Distributions Declared	High	Low	Distributions Declared
Quarter ended March 31,	$25.18	$24.83	$0.235	$26.80	$23.57	$0.220
Quarter ended June 30,	$27.04	$26.59	$0.235	$27.20	$24.62	$0.220
Quarter ended September 30,	$26.35	$26.00	$0.235	$27.75	$24.76	$0.220
Quarter ended December 31,	$25.42	$25.03	$0.235	$25.09	$22.31	$0.220
On February 18, 2014, the closing sale price of our common stock was $25.94 per share on the NYSE, and there were 4,581 holders of record of the 251,434,518 outstanding shares of our common stock.
We have determined that, for federal income tax purposes, approximately 81% of the distributions for 2013 represented ordinary income, 12% represented long-term capital gain, and 7% represented unrecaptured section 1250 gain.
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
Distributions declared on the Series E for the years ended December 31, 2013 and December 31, 2012 were $1.33 per share or $0.3322 per quarter. The Series E is not listed on any exchange. At December 31, 2013, a total of 2,803,812 shares of the Series E were outstanding.
Series F Preferred Stock
We are authorized to issue up to 20,000,000 shares of our Series F Preferred Stock (“Series F”). The Series F may be purchased by holders of our Operating Partnership Units, or OP Units, described below under “Operating Partnership Units,” at a purchase price of $0.0001 per share. OP Unitholders are entitled to subscribe for and purchase one share of the Series F for each OP Unit held. At December 31, 2013, a total of 2,464,183 shares of the Series F were outstanding with an aggregate purchase value of $246. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to any other rights, privileges or preferences.

Series G Preferred Stock
In May 2007, UDR issued 5,400,000 shares of the 6.75% Series G Cumulative Redeemable Preferred Stock (“Series G”). On May 31, 2012, the Company completed the redemption of all outstanding shares of its Series G. A total of 3,264,362 shares of Series G were redeemed at a redemption price of $25 per share in cash, plus accrued and unpaid dividends to the redemption date for a total cost of $82.1 million. As a result of this redemption, the write off of additional paid in capital of $2.8 million related to the issuance of Series G was recognized as a decrease to our net income/(loss) attributable to common stockholders. During the year ended 2011, the Company repurchased 141,200 shares of Series G for more than the liquidation preference of $25 per share, resulting in a loss of $175,000 to our net income/(loss) attributable to common stockholders.
Distributions declared on the Series G for the year ended December 31, 2012 was $0.57.
Distribution Reinvestment and Stock Purchase Plan
We have a Distribution Reinvestment and Stock Purchase Plan under which holders of our common stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of our common stock. Stockholders who do not participate in the plan continue to receive distributions as and when declared. As of February 18, 2014, there were approximately 2,412 participants in the plan.
United Dominion Realty, L.P.:
Operating Partnership Units
There is no established public trading market for United Dominion Realty, L.P.’s Operating Partnership Units. From time to time we issue shares of our common stock in exchange for OP Units tendered to the Operating Partnership for redemption in accordance with the provisions of the Operating Partnership’s limited partnership agreement. At December 31, 2013, there were 183,278,698 OP Units outstanding in the Operating Partnership, of which 173,959,774 OP Units or 94.9% were owned by UDR and 9,318,924 OP Units or 5.1% were owned by limited partners. Under the terms of the Operating Partnership’s limited partnership agreement, the holders of OP Units have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the holder in exchange for a cash payment based on the market value of our common stock at the time of redemption. However, the Operating Partnership’s obligation to pay the cash amount is subject to the prior right of the Company to acquire such OP Units in exchange for either the cash amount or the number of shares of our common stock equal to the number of OP Units being redeemed. During 2013, we issued a total of 76,295 shares of common stock upon redemption of OP Units.
On December 13, 2013, we issued 4,450 shares of our common stock upon redemption of OP Units. Because these shares of common stock were issued to accredited investors in transactions not involving a public offering, the transaction is exempt from registration under the Securities Act of 1933 in accordance with Section 4(a)(2) of the Securities Act.
We did not issue any other shares of our common stock upon redemption of OP Units during the three months ended December 31, 2013.
In November 2013, the Operating Partnership distributed the development property, Los Alisos, to the General Partner as a capital distribution. Upon the distribution of the property, the Operating Partnership redeemed 1,002,556 limited partnership units owned by UDR and affiliated entities.
Purchases of Equity Securities
In February 2006, UDR’s Board of Directors authorized a 10,000,000 share repurchase program. In January 2008, UDR’s Board of Directors authorized a new 15,000,000 share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended December 31, 2013.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510
October 1, 2013 through October 31, 2013	—	—	—	15,032,510
November 1, 2013 through November 30, 2013	—	—	—	15,032,510
December 1, 2013 through December 31, 2013	—	—	—	15,032,510
Balance as of December 31, 2013	9,967,490	$22.00	9,967,490	15,032,510

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

	Period Ending
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
UDR, Inc.	100.00	127.53	189.63	209.03	204.99	209.04
NAREIT Equity Apartment Index	100.00	130.40	191.74	220.69	235.99	221.37
US MSCI REITS	100.00	128.61	165.23	179.60	211.50	216.73
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
NAREIT Equity REIT Index	100.00	127.99	163.78	177.36	209.39	214.56
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

Item 6. SELECTED FINANCIAL DATA
The following tables set forth selected consolidated financial and other information of UDR, Inc. and of the Operating Partnership as of and for each of the years in the five-year period ended December 31, 2013. The table should be read in conjunction with each of UDR, Inc.’s and the Operating Partnership’s respective consolidated financial statements and the notes thereto, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report.

	UDR, Inc. Years Ended December 31, (In thousands, except per share data and apartment homes owned)
	2013	2012	2011	2010	2009
OPERATING DATA:
Rental income (a)	$746,484	$704,701	$613,689	$503,097	$482,031
Income/(loss) from continuing operations (a)	2,340	(46,305)	(126,869)	(121,117)	(106,061)
Income/(loss) from discontinued operations, net of tax (a)	43,942	266,608	147,454	14,529	14,438
Net income/(loss)	46,282	220,303	20,585	(106,588)	(91,623)
Distributions to preferred stockholders	3,724	6,010	9,311	9,488	10,912
Net income/(loss) attributable to common stockholders	41,088	203,376	10,537	(112,362)	(95,858)
Common distributions declared	235,721	215,654	165,590	126,086	127,066
Income/(loss) per weighted average common share — basic and diluted:
Income/(loss) from continuing operations attributable to common stockholders (a)	$(0.01)	$(0.22)	$(0.65)	$(0.77)	$(0.74)
Income/(loss) from discontinued operations attributable to common stockholders (a)	0.17	1.07	0.71	0.09	0.10
Net income/(loss) attributable to common stockholders	0.16	0.85	0.05	(0.68)	(0.64)
Weighted average number of Common Shares outstanding — basic and diluted	249,969	238,851	201,294	165,857	149,090
Weighted average number of Common Shares outstanding, OP Units and Common Stock equivalents outstanding — diluted (b)	263,926	252,659	214,086	176,900	159,561
Common distributions declared	$0.94	$0.88	$0.80	$0.73	$0.85
Balance Sheet Data:
Real estate owned, at cost (c)	$8,207,977	$8,055,828	$8,074,471	$6,881,347	$6,315,047
Accumulated depreciation (c)	2,208,794	1,924,682	1,831,727	1,638,326	1,351,293
Total real estate owned, net of accumulated depreciation (c)	5,999,183	6,131,146	6,242,744	5,243,021	4,963,754
Total assets	6,807,722	6,859,103	6,692,254	5,500,597	5,103,791
Secured debt (c)	1,442,077	1,430,135	1,891,553	1,963,670	1,989,434
Unsecured debt	2,081,626	1,979,198	2,026,817	1,603,834	1,437,155
Total debt	3,523,703	3,409,333	3,918,370	3,567,504	3,426,589
Total stockholders’ equity	2,811,648	2,992,916	2,314,050	1,606,343	1,395,441
Number of Common Shares outstanding	250,750	250,139	219,650	182,496	155,465

	UDR, Inc. Years Ended December 31, (In thousands, except per share data and apartment homes owned)
	2013	2012	2011	2010	2009
OPERATING DATA (continued):
Other Data (c)
Total consolidated apartment homes owned (at end of year) (c)	41,250	41,571	47,343	48,553	45,913
Weighted average number of consolidated apartment homes owned during the year	41,392	42,747	48,531	47,571	45,113
Cash Flow Data:
Cash provided by operating activities	$339,902	$327,187	$251,411	$214,180	$229,383
Cash provided by/(used in) investing activities	(123,209)	(211,582)	(1,054,683)	(583,754)	(158,045)
Cash provided by/(used in) financing activities	(198,559)	(115,993)	806,289	373,075	(78,093)
Funds from Operations (b):
Funds from operations — basic	$376,778	$350,628	$269,856	$189,045	$180,858
Funds from operations — diluted	380,502	354,532	273,580	192,771	184,582

(a)
Reclassified to conform to current year presentation in accordance with generally accepted accounting principles, as described in Note 4, Discontinued Operations and Assets Held for Sale, in the Notes to the UDR Consolidated Financial Statements included in this Report.

(b)
Funds from operations, or FFO, is defined as net income (computed in accordance with generally accepted accounting principles, or “GAAP”), excluding impairment write-downs of depreciable real estate or of investments in non-consolidated investees that are driven by measurable decreases in the fair value of depreciable real estate held by the investee, gains (or losses) from sales of depreciable property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. This definition conforms with the National Association of Real Estate Investment Trust’s definition issued in April 2002. We consider FFO a useful metric for investors as we use FFO in evaluating property acquisitions and our operating performance, and believe that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of our activities in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of funds available to fund our cash needs.

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

United Dominion Realty, L.P.
Years Ended December 31,
(In thousands, except per OP unit data
and apartment homes owned)

	2013	2012	2011	2010	2009
OPERATING DATA:
Rental income (a)	$401,853	$384,946	$344,937	$297,380	$300,118
Income/(loss) from continuing operations (a)	32,766	(13,309)	(40,744)	(30,937)	(12,585)
Income/(loss) from discontinued operations (a)	45,176	57,643	70,973	10,243	8,540
Net income/(loss)	77,942	44,334	30,229	(20,694)	(4,045)
Net income/(loss) attributable to OP unitholders	73,376	43,982	30,159	(20,735)	(4,176)
Income/(loss) per weighted average OP Unit - basic and diluted:
Income/(loss) from continuing operations attributable to OP unitholder (a)	$0.16	$(0.07)	$(0.22)	$(0.18)	$(0.07)
Income/(loss) from discontinued operations attributable to OP unitholder (a)	0.24	0.31	0.39	0.06	0.05
Net income/(loss) attributable to OP unitholders	0.40	0.24	0.17	(0.12)	(0.02)
Weighted average number of OP Units outstanding — basic and diluted	184,196	184,281	182,448	179,909	178,817
Balance Sheet Data:
Real estate owned, at cost (b)	$4,188,480	$4,182,920	$4,205,298	$3,706,184	$3,640,888
Accumulated depreciation (b)	1,241,574	1,097,133	976,358	884,083	717,892
Total real estate owned, net of accumulated depreciation (b)	2,946,906	3,085,787	3,228,940	2,822,101	2,922,996
Total assets	2,993,241	3,136,254	3,292,167	2,861,395	2,961,067
Secured debt (b)	934,865	967,239	1,189,645	1,070,061	1,122,198
Total liabilities	1,190,144	1,217,498	1,438,798	1,299,772	1,339,319
Total partners’ capital	1,795,934	1,917,299	2,034,792	2,042,241	2,197,753
Receivable due from General Partner	9,916	11,056	193,584	492,709	588,185
Number of OP units outstanding	183,279	184,281	184,281	179,909	179,909
Other Data:
Total consolidated apartment homes owned (at end of year) (b)	20,746	21,660	23,160	23,351	23,351
Cash Flow Data:
Cash provided by operating activities	$208,346	$201,095	$156,071	$146,604	$157,333
Cash provided by/(used in) investing activities	(63,954)	4,273	(226,980)	(59,458)	129,628
Cash provided by/(used in) financing activities	(145,299)	(203,268)	70,693	(86,668)	(290,109)

(a)
Reclassified to conform to current year presentation in accordance with generally accepted accounting principles, as described in Note 4, Discontinued Operations and Assets and Held for Sale, in the Notes to the Operating Partnership’s Consolidated Financial Statements included in this Report.

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
The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements and the accompanying notes for the years ended December 31, 2013, 2012 and 2011 of each of UDR, Inc. and United Domination Realty, L.P.

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
At December 31, 2013, our consolidated real estate portfolio included 141 communities in 10 States plus the District of Columbia totaling 41,250 apartment homes, and our total real estate portfolio, inclusive of our unconsolidated communities, included an additional 37 communities with 9,909 apartment homes.
At December 31, 2013, the Company is developing six wholly-owned communities with 1,765 apartment homes, 422 of which have been completed, and one unconsolidated joint venture community with 447 apartment homes, none of which have been completed.
At December 31, 2013, the Company is redeveloping 1,423 apartment homes, 1,008 of which have been completed, at two wholly-owned communities with 1,670 apartment homes. The scope of the redevelopments at both projects changed in the fourth quarter. The budget for our Rivergate project in Manhattan expanded due to the identification of further revenue generating opportunities, while we tabled for the foreseeable future additional home interior renovations at our 27 Seventy Five Mesa Verde project in Orange County due to lower than expected demand in that particular submarket.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. A critical accounting policy is one that is both important to our financial condition and results of operations as well as involves some degree of uncertainty. Estimates are prepared based on management’s assessment after considering all evidence available. Changes in estimates could affect our financial position or results of operations. Below is a discussion of the accounting policies that we consider critical to understanding our financial condition or results of operations where there is uncertainty or where significant judgment is required. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2, Significant Accounting Policies, to the Notes to the UDR Consolidated Financial Statements included in this Report.
Cost Capitalization
In conformity with GAAP, we capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

In addition, we capitalize costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion. The costs capitalized are reported on the Consolidated Balance Sheets as Total Real Estate Owned, Net of Accumulated Depreciation.

Amounts capitalized during the years ended December 31, 2013, 2012, and 2011 were $40.5 million, $36.4 million, and $23.0 million, respectively.

Investment in Unconsolidated Joint Ventures
We may enter into various joint venture agreements and/or partnerships with unrelated third parties to hold or develop real estate assets. We must determine for each of these ventures whether to consolidate the entity or account for our investment under the equity method of accounting. We determine whether to consolidate a joint venture or partnership based on our rights and obligations under the venture agreement, applying the applicable accounting guidance. The application of the rules in evaluating the accounting treatment for each joint venture or partnership is complex and requires substantial management judgment. We evaluate our accounting for investments on a regular basis including when a significant change in the design of an entity occurs. Throughout our financial statements, and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we use the term “joint venture” or “partnership” when referring to investments in entities in which we do not have a 100% ownership interest.

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

Impairment of Long-Lived Assets

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair market value. Our estimates of fair market value represent our best estimate based primarily upon unobservable inputs (defined as Level 3 inputs in the fair value hierarchy) related to rental rates, operating costs, growth rates, discount rates, capitalization rates, industry trends and reference to market rates and transactions.

Real Estate Investment Properties

We purchase real estate investment properties from time to time and record the fair value to various components, such as land, buildings, and intangibles related to in-place leases, based on the fair value of each component. In making estimates of fair values for purposes of allocating purchase price, we utilize various sources, including independent appraisals, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease-up period. We determine the fair value of in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition. In addition, we consider the cost of acquiring similar leases, the foregone rents associated with the lease-up period, and the carrying costs associated with the lease-up period. The fair value of in-place leases is recorded and amortized as amortization expense over the remaining average contractual lease period.

REIT Status

We are a Maryland corporation that has elected to be treated for federal income tax purposes as a REIT. A REIT is a legal entity that holds interests in real estate and is required by the Code to meet a number of organizational and operational requirements, including a requirement that a REIT must distribute at least 90% of our REIT taxable income (other than our net capital gain) to our stockholders. If we were to fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at the regular corporate rates and may not be able to qualify as a REIT for four years. Based on the net earnings reported for the year ended December 31, 2013 in our Consolidated Statements of Operations, we would have incurred federal and state GAAP income taxes if we had failed to qualify as a REIT.

Summary of Real Estate Portfolio by Geographic Market
The following table summarizes our market information by major geographic markets as of and for the year ended December 31, 2013.

		As of December 31, 2013			Year Ended December 31, 2013
	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Monthly Income per Occupied Home (a)	Net Operating Income (in thousands)
Same-Store Communities
West Region
Orange County, CA	10	3,290	7.4%	$607,130	95.0%	$1,683	$45,640
San Francisco, CA	9	2,028	6.7%	553,901	96.5%	2,665	47,084
Seattle, WA	11	2,165	5.8%	475,285	96.5%	1,500	25,794
Los Angeles, CA	5	919	3.6%	296,133	95.5%	2,106	14,969
Monterey Peninsula, CA	7	1,565	1.9%	159,277	93.6%	1,166	13,983
Inland Empire, CA	2	654	1.2%	101,893	94.8%	1,454	7,509
San Diego, CA	2	366	0.7%	57,422	94.8%	1,521	4,384
Portland, OR	3	716	0.9%	72,809	97.0%	1,105	6,294
Mid-Atlantic Region
Metropolitan D.C.	13	4,313	10.8%	885,832	96.9%	1,813	62,569
Baltimore, MD	11	2,301	3.7%	306,158	96.1%	1,451	27,308
Richmond, VA	4	1,358	1.7%	138,172	96.5%	1,193	13,892
Norfolk, VA	6	1,438	1.1%	88,933	93.7%	1,012	10,766
Other Mid-Atlantic	1	168	0.2%	12,495	96.3%	1,008	1,270
Southeast Region
Tampa, FL	10	3,452	4.1%	335,673	96.1%	1,091	27,694
Orlando, FL	11	3,167	3.5%	286,019	96.1%	1,008	24,329
Nashville, TN	8	2,260	2.3%	188,056	97.0%	1,003	17,700
Other Florida	1	636	1.0%	80,005	95.8%	1,306	6,102
Northeast Region
New York, NY	2	700	5.1%	418,955	97.0%	3,571	21,893
Boston, MA	4	1,179	3.9%	319,850	96.3%	2,127	20,460
Southwest Region
Dallas, TX	8	2,725	3.5%	288,669	96.5%	1,090	21,174
Austin, TX	1	390	0.7%	61,489	96.9%	1,360	3,695
Total/Average Same-Store Communities	129	35,790	69.8%	5,734,156	96.0%	$1,488	424,509
Non Matures, Commercial Properties & Other	12	5,038	24.3%	1,989,688			90,124
Total Real Estate Held for Investment	141	40,828	94.1%	7,723,844			514,633
Real Estate Under Development (b)	—	422	5.7%	467,413			(592)
Real Estate Held for Disposition	—	—	0.2%	16,720			—
Total Real Estate Owned	141	41,250	100.0%	8,207,977			$514,041
Total Accumulated Depreciation				(2,208,794)
Total Real Estate Owned, Net of Accumulated Depreciation				$5,999,183

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.

(b)	The Company is currently developing six wholly-owned communities with 1,765 apartment homes, 422 of which have been completed.
We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2012 and held as of December 31, 2013. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
Our Non-Mature Communities/Other segment represents those communities that were acquired or developed in 2011, 2012 or 2013, held for sale or sold properties, redevelopment properties, consolidated joint venture properties, and the non-apartment components of mixed use properties.
Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations either through operating cash flows, sales of properties, borrowings under our credit agreements, and/or the issuance of debt and/or equity securities. Our primary source of liquidity is our cash flow from operations as determined by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment homes and borrowings under our credit agreements. We routinely use our unsecured revolving credit facility to temporarily fund certain investing and financing activities prior to arranging for longer-term financing or the issuance of equity or debt securities. During the past several years, proceeds from the sale of real estate have been used for both investing and financing activities as we repositioned our portfolio.
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
In April 2012, the Company entered into a new equity distribution agreement, under which the Company could offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents. During the year ended December 31, 2013, no shares of common stock were sold under the April 2012 program. As of December 31, 2013, we had 19,929,000 shares of common stock available for sale under the April 2012 program.
Future Capital Needs
Future development and redevelopment expenditures may be funded through unsecured or secured credit facilities, proceeds from the issuance of equity or debt securities, sales of properties, joint ventures, and, to a lesser extent, from cash flows provided by property operations. Acquisition activity in strategic markets may be funded through joint ventures, by the reinvestment of proceeds from the sale of properties, through the issuance of equity or debt securities, the issuance of operating partnership units and the assumption or placement of secured and/or unsecured debt.

During 2014, we have approximately $48.0 million of secured debt maturing, inclusive of principal amortization, and $311.6 million of unsecured debt maturing. In January 2014, we paid off $184 million of 5.13% medium-term notes due January 2014 with the borrowings under the Company’s $900 million unsecured revolving credit facility. We anticipate repaying the remaining debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from the dispositions of properties, or from borrowings under our credit agreements.
Statements of Cash Flow
The following discussion explains the changes in net cash provided by operating activities, net cash provided by/(used in) investing activities, and net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011.

Operating Activities
For the year ended December 31, 2013, our net cash flow provided by operating activities was $339.9 million compared to $327.2 million for the comparable period in 2012. The increase in cash flow from operating activities is primarily due to improved income from continuing operations, offset by changes in operating assets and operating liabilities.

For the year ended December 31, 2012, our net cash flow provided by operating activities was $327.2 million compared to $251.4 million for 2011. The increase in cash flow from operating activities is primarily due to improved income from continuing operations and changes in operating assets and operating liabilities.
Investing Activities
For the year ended December 31, 2013, net cash provided by/(used in) investing activities was $(123.2) million compared to $(211.6) million for the comparable period in 2012. The change in investing activities was due to changes in the level of investment activities, which reflect our strategy as it relates to our investments in unconsolidated joint ventures and partnerships, acquisitions, dispositions, capital expenditures, and development activities, all of which are discussed in further detail throughout this Report.

For the year ended December 31, 2012, net cash provided by/(used in) investing activities was $(211.6) million compared to $(1.1) billion in 2011. The change in investing activities was due to changes in the level of investment activities, which reflect our strategy as it relates to our investments in unconsolidated joint ventures and partnerships, acquisitions, dispositions, capital expenditures, and development activities, all of which are discussed in further detail throughout this Report.
Acquisitions
In December 2013, the Company consolidated its 95%/5% development joint ventures 13th and Market in San Diego, CA and Domain College Park in Metropolitan, D.C. The consolidation was due to the Company becoming the managing partner of each of the joint ventures. See further discussion in the Note 5, Joint Ventures and Partnerships, in the Notes to the UDR Consolidated Financial Statements included in this Report.
During the year ended December 31, 2012, the Company acquired the remaining 80% ownership interests in two apartment communities (633 homes) located in Austin, Texas for $11.7 million from its joint venture partner. In addition, the Company also acquired two parcels of land for development in San Francisco, California and Boston, Massachusetts for a total purchase price of $77.2 million. Refer to the below sections Real Estate Under Development and Redevelopment and Unconsolidated Joint Ventures and Partnerships for further information on development activities.
Capital Expenditures
Total capital expenditures, which in aggregate include recurring capital expenditures and major renovations, of $145.2 million or $3,537 per stabilized home were spent on all of our communities, excluding development and commercial properties, for the year ended December 31, 2013 as compared to $157.3 million or $3,576 per stabilized home for the comparable period in prior year.
The decrease in total capital expenditures was primarily due to a decrease in major renovations of 11.6% or $12.1 million. Major renovations of $92.1 million or $2,244 per home were spent for the year ended December 31, 2013 as compared to $104.3 million or $2,370 per home for the comparable period in the prior year. Major renovations for the year ended December 31, 2013 were primarily attributable to the redevelopment of two wholly-owned communities (1,423 of 1,670 apartment homes being redeveloped, 1,008 of which have been completed) with a budget of $173.3 million of which we have $134.3 million of costs incurred at December 31, 2013. The scope of the redevelopments at both projects changed in the fourth quarter. The budget for our Rivergate project in Manhattan expanded due to the identification of further revenue generating opportunities, while we tabled for the foreseeable future additional home interior renovations at our 27 Seventy Five Mesa Verde project in Orange County due to lower than expected demand in that particular submarket.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under developments and commercial properties, for the years ended December 31, 2013 and 2012:

				Per Home
	Years Ended December 31,			Years Ended December 31,
	(dollars in thousands)
	2013	2012	% Change	2013	2012	% Change
Turnover capital expenditures	$11,850	$13,875	(14.6)%	$288	$315	(8.6)%
Asset preservation expenditures	30,857	28,374	8.8%	752	645	16.6%
Total recurring capital expenditures	42,707	42,249	1.1%	1,040	960	8.3%
Revenue-enhancing improvements	10,364	10,772	(3.8)%	253	245	3.3%
Major renovations	92,141	104,280	(11.6)%	2,244	2,370	(5.3)%
Total capital expenditures	$145,212	$157,301	(7.7)%	$3,537	$3,576	(1.1)%
Repair and maintenance expense	$32,692	$36,158	(9.6)%	$796	$821	(3.0)%
Average stabilized home count (a)	41,052	43,992

(a) Average number of homes is calculated based on the number of stabilized homes outstanding at the end of each month.
We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement. Recurring capital expenditures during 2014 are projected to be approximately $1,100 per home.
Real Estate Under Development and Redevelopment
At December 31, 2013, our development pipeline for six wholly-owned communities totaled 1,765 homes, 422 of which have been completed, with a budget of $697.6 million in which we have a carrying value of $467.4 million. During 2013, we incurred $279.6 million for development costs, an increase of $32.7 million from our 2012 level of $246.9 million. The estimated completion dates for these communities will be through the second quarter of 2015.

The following wholly-owned projects were under development or recently completed as of December 31, 2013 (dollars in thousands):

	Location	Number of Apartment Homes	Completed Apartment Homes	Cost to Date	Budgeted Cost	Estimated Cost Per Home	Expected Completion Date
Projects Under Construction:
Channel @ Mission Bay	San Francisco, CA	315	98	$141,268	$145,000	$460	1Q2014
Domain College Park (d)	College Park, MD	256	164	58,400	65,100	254	1Q2014
Los Alisos	Mission Viejo, CA	320	160	80,623	87,050	272	1Q2014
DelRay Tower (a)(b)	Alexandria, VA	332	—	80,063	132,000	398	3Q2014
Beach Walk	Huntington Beach, CA	173	—	28,057	50,700	293	3Q2014
Pier 4	Boston, MA	369	—	79,002	217,700	590	2Q2015
Total		1,765	422	467,413	697,550	395
Completed Projects, Non-Stabilized:
The Residences at Bella Terra (c)	Huntington Beach, CA	467	467	147,185	150,000	321	4Q2013
13th & Market (c) (d)	San Diego, CA	264	264	71,132	75,500	286	4Q2013
Total		731	731	218,317	225,500	308
Total Projects		2,496	1,153	$685,730	$923,050	$370

(a) This project is held by the Operating Partnership.
(b) Formerly known as The Calvert.
(c) These projects were recently completed but not yet stabilized.
(d) These projects were consolidated in December 2013 due to UDR becoming the managing partner.

During 2013, we continued to redevelop properties in targeted markets where we concluded there was an opportunity to add value. At December 31, 2013, the Company is redeveloping 1,423 apartment homes, 1,008 of which have been completed, at two wholly-owned communities with 1,670 total apartment homes. The scope of the redevelopments at both projects changed in the fourth quarter. The budget for our Rivergate project in Manhattan expanded due to the identification of further revenue generating opportunities, while we tabled for the foreseeable future additional home interior renovations at our 27 Seventy Five Mesa Verde project in Orange County due to lower than expected demand in that particular submarket. During the year ended December 31, 2013, we incurred $92.1 million in major renovations, which include major structural changes and/or architectural revisions to existing buildings, a decrease of $12.2 million from our 2012 level of $104.3 million. The estimated completion dates for these communities will be through the third quarter of 2014.
At December 31, 2013, the following communities were in redevelopment (dollars in thousands):

	Location	Number of Apartment Homes	Scheduled Redevelopment Homes	Completed Apartment Homes	Cost to Date	Budgeted Cost	Estimated Cost Per Home	Expected Completion Date
Rivergate (a)	New York, NY	706	675	379	$61,680	$98,000	$145	3Q2014
27 Seventy Five Mesa Verde (b)(c)	Costa Mesa, CA	964	748	629	72,581	75,300	101	2Q2014
		1,670	1,423	1,008	$134,261	$173,300	$122

(a) The community will have 739 homes upon completion.
(b) Formerly known as Pine Brook Village I & II and Villa Venetia. These communities were combined in 2013.
(c) This project is held by the Operating Partnership.

Consolidated Joint Ventures

In December 2013, the Company consolidated its 95%/5% development joint ventures 13th and Market in San Diego, CA and Domain College Park in Metropolitan, D.C. The consolidation was due to the Company becoming the managing partner of each of the joint ventures pursuant to amendments to the LLC Agreements. In connection with the amendments, our partner received equity distributions reducing its capital account balances to zero, the Company replaced our partner as the managing partner, and our partner no longer has the ability to substantively participate in the decision-making process, with only protective rights remaining. We accounted for the consolidations as asset acquisitions since the joint ventures were under development and not complete at the time of consolidation resulting in no gain or loss upon consolidation and increasing our real estate owned by $129.4 million and our debt owed by $63.6 million. In addition, pursuant to the amendments, the Company paid a non-refundable deposit to our partner in January 2014 of $2.0 million for each joint venture, or $4.0 million in total, for the right to exercise options in 2014 to acquire our partner’s upside participation in the joint ventures. The non-refundable deposits will be applied towards the future purchase price, which will be equivalent to our partner’s right to receive certain upside participation from the developments.
In May 2012, the Company formed a joint venture with an unaffiliated third party to acquire Pier 4 (land for future development) in Boston, Massachusetts. At closing, UDR owned a 98.0% interest in the joint venture. The Company’s total investment of $26.6 million consisted of our initial investment and the acquisition of its partner’s 2.0% ownership interest in the joint venture in 2012.
In September 2012, the Company formed a joint venture with an unaffiliated third party to acquire 3032 Wilshire (land for future development) in Santa Monica, California. At closing and at December 31, 2013, UDR owned a controlling interest of 95% in the joint venture for an initial investment of $10.3 million.
In October 2012, the Company formed a joint venture with an unaffiliated third party to acquire 2919 Wilshire (land for future development) in Santa Monica, California. At closing and at December 31, 2013, UDR owned a controlling interest of 95% in the joint venture for an initial investment of $7.0 million.
In 2011, the Company invested in a joint venture with an unaffiliated third party to acquire and redevelop Beach Walk, an existing commercial property, into a 173 apartment home community in Huntington Beach, California. At closing, the Company contributed $9.0 million and owned a 90% controlling interest in the investment. Under the terms of the operating agreement, our partner was required to achieve certain criteria as it relates to the entitlement process. If the criteria were met on or before 730 days after the site plan application was deemed complete by the City of Huntington Beach, the Company was obligated to contribute an additional $3.0 million to the joint venture for distribution to our partner. At the acquisition date, the Company accrued and capitalized $3.0 million related to the contingent consideration, which represented the difference between fair value of the property of $9.8 million on the formation date and the estimated fair value of the underlying property upon completion of the entitlement process of $12.8 million. The Company estimated the fair value based on Level 3 inputs utilized in a third party valuation. In 2012, the Company paid the joint venture partner a total of $4.1 million for its 10% noncontrolling interest and settlement of the contingent consideration.
Unconsolidated Joint Ventures and Partnerships
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures and partnerships consisting of our proportionate share of the net earnings or losses of the joint ventures and partnerships.

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net which are accounted for under the equity method of accounting as of December 31, 2013 and 2012 (dollars in thousands):

Joint Venture	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at	UDR’s Ownership Interest
2013	2013	2013	2012	2013	2012
Operating and development:
UDR/MetLife I (a)	Various	8 operating communities	1,641	$47,497	$74,964	13.2%	13.3%
7 land parcels	N/A	4.0%	4.3%
UDR/MetLife II (a)	Various	15 operating communities	3,119	327,926	326,600	50.0%	50.0%
UDR/MetLife Vitruvian Park® (b)	Addison, TX	2 operating communities	739	79,318	—	50.0%	—
1 non-stabilized community	391
6 land parcels	N/A
UDR/MetLife 399 Fremont (c)	San Francisco, CA	1 development community (*)	447	36,313	—	51.0%	—
UDR/KFH (d)	Washington, D.C.	3 operating communities	660	25,919	29,589	30.0%	30.0%
Texas (e)	Texas	8 operating communities	3,359	(23,591)	(25,309)	20.0%	20.0%
Lodge at Stoughton (f)	Stoughton, MA	—	—	—	16,311	—	95.0%
13th & Market (g)	San Diego, CA	—	—	—	29,930	—	95.0%
Domain College Park (g)	College Park, MD	—	—	—	25,546	—	95.0%
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment	493,382	477,631

Location	Preferred Return	Years To Maturity	Investment at	Income From Participating Loan Investment For The Years Ended
Participating Loan Investment:	2013	2012	2013	2012	2011
Steele Creek (h)	Denver, CO	6.5%	3.8	14,273	—	$156	$—	$—

Total investment in and advances to unconsolidated joint ventures, net	$507,655	$477,631
(*)    The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes. The number of apartment homes completed as of December 31, 2013 for one development community at UDR/MetLife 399 Fremont was zero.
(a) In June 2013 and within UDR/MetLife I, the Company exchanged with MetLife its approximately 10% ownership interest in four operating communities and paid MetLife an additional $15.6 million in cash for an increased ownership interest of approximately 35% in two high-rise operating communities, bringing UDR's ownership interest in the two high-rise operating communities to 50% each. The two high-rise operating communities are located in Denver, Colorado and San Diego, California and were subsequently contributed to UDR/MetLife II. The four operating communities in which UDR exchanged its ownership interest are located in Metropolitan D.C.; San Francisco, California; Dallas, Texas; and Charlotte, North Carolina. UDR continues to fee manage the four operating communities in which UDR exchanged its ownership interests.

In November 2012, the Company exchanged its 12% ownership interest in four operating communities and 3.1% ownership in two land parcels in UDR/MetLife I, and paid MetLife $10.0 million in cash for an additional 41% ownership interest in The Olivian, a high-rise building located in downtown Seattle, bringing UDR’s ownership interest in The Olivian to 50%. The community was contributed to UDR/MetLife II. The properties and land parcels, in which UDR exchanged its ownership interest, are located in Houston, Texas; Tampa, Florida; Charlotte, North Carolina; and Chicago, Illinois. UDR continued to fee manage the four operating communities.

In January 2012, the Company formed a new real estate joint venture, UDR/MetLife II, with MetLife, in which each party owned a 50% interest. The 12 communities in the joint venture included seven from UDR/MetLife I, while the remaining five operating communities were newly acquired by UDR/MetLife II. The newly acquired communities, collectively known as Columbus Square, were recently developed, high-rise apartment buildings located on the Upper West Side of Manhattan and were purchased for $637.5 million. The Company serves as the general partner with significant participating rights held by our partner. The Company earns property management, asset management and financing fees. Our initial investment was $327.1 million, which consisted of $293.5 million of cash paid and $33.6 million of our equity in the seven communities transferred from UDR/MetLife I.

(b) In June 2013, the Company sold a 50% interest in five partnerships (the “UDR/MetLife Vitruvian Park® Partnerships”) to MetLife for approximately $141.3 million. The transaction resulted in a gain of approximately $436,000 which the Company has deferred until the terms of the construction completion guarantee have been met. Under the terms of the UDR/MetLife Vitruvian Park® Partnerships, the Company serves as the general partner with significant participating rights held by our partner, and earns fees for property management, asset management, and financing transactions. The UDR/MetLife Vitruvian Park® Partnerships are accounted for under the equity method of accounting. Our initial investment was approximately $80.2 million, which consisted of approximately $140.0 million (50% of our net book value of the real estate at the time of the transaction) reduced by our share of the net proceeds received upon encumbering the assets of approximately $58.7 million and other operating adjustments.

(c) In January 2012, the Company formed a joint venture with an unaffiliated third party to acquire 399 Fremont (land for future development) in the Rincon Hill neighborhood of San Francisco, California. At closing, UDR owned a noncontrolling interest of 92.5% in the joint venture. The Company’s total investment was $55.5 million, which consisted of its initial investment of $37.3 million and an option to exercise its right to acquire its partner’s 7.5% ownership interest in the joint venture. In October 2012, the Company exercised its option and paid $13.5 million. In January 2013, the Company subsequently acquired its partner’s 7.5% ownership interest for $4.7 million. In December 2013, the Company sold a 49% interest to MetLife in the fully-entitled 399 Fremont land parcel for approximately $29.9 million. In conjunction with the sale, the Company formed a new unconsolidated real estate joint venture with MetLife, UDR/MetLife 399 Fremont, to develop a $318 million, 447-home, luxury high-rise tower on the site. Construction commenced in the first quarter 2014. As the Company recently acquired the 399 Fremont land parcel, the sale price was equivalent to the cost basis resulting in no gain or loss on the transaction. Under the terms of the partnership, the Company serves as the general partner with significant participating rights held by our partner, and has the ability to earn fees for development management, property management, asset management, and financing transactions. The UDR/MetLife 399 Fremont Partnership is accounted for under the equity method of accounting. Our initial investment was approximately $31.1 million.

(d) UDR is a partner with an unaffiliated third party, which formed a joint venture for the investment of up to $450 million in multifamily properties located in key, high barrier to entry markets. The partners will contribute equity of $180 million of which the Company’s maximum equity will be 30% or $54 million when fully invested.

(e) During the year ended December 31, 2012, the Company acquired the remaining 80% ownership interests in two apartment communities (633 homes) in Austin, Texas for $11.7 million from the joint venture. The Company’s investment in the joint venture at December 31, 2013 and 2012 was net of deferred profits on the sale of depreciable properties to the joint venture of $24.0 million and $28.5 million, respectively.

(f) In December 2013, the Company sold its 95% interest in the Lodge at Stoughton, a recently developed unconsolidated joint venture community located in the greater Boston area, for approximately $48.5 million, based on our 95% ownership, which resulted in a gain (before tax) of approximately $8.3 million. In conjunction with the sale, the Company provided the buyer with a $40.8 million three-month bridge loan at LIBOR plus a spread of 350 basis points with two three-month extension options at increased rates.

(g) In December 2013, the Company consolidated its 95%/5% development joint ventures 13th and Market in San Diego, CA and Domain College Park in Metropolitan, D.C. The consolidation was due to the Company becoming the managing partner of each of the joint ventures. For additional information, see the “Consolidated Joint Ventures” section above.

(h) In October 2013, the Company entered into a participating debt financing arrangement with a third party that is developing a $108 million, 218-home, high-rise luxury community located adjacent to the Cherry Creek mall in Denver, Colorado. Per the terms of the agreement, UDR will finance up to 85%, or approximately $92.0 million, of the development cost at an interest rate of 6.5% per annum on the outstanding debt balance. In addition, the Company has the option to purchase the community upon completion of construction and has a 50% participating interest in the profit upon the acquisition of the community or sale to a third party. The Company will account for the arrangement consistent with an investment in real estate under the equity method of accounting. As of December 31, 2013, our loan receivable balance was $14.3 million which was included in Investment In and Advances To Unconsolidated Joint Ventures on the Consolidated Balance Sheets. Also we recognized $156,000 of interest income included in Income/(Loss) from Unconsolidated Entities on the Consolidated Statements of Operations.

Disposition of Investments

In 2013, UDR sold two apartment communities in the Sacramento market, consisting of 914 apartment homes for gross proceeds of $81.1 million. UDR recognized gains of $41.9 million, which are included in Income/(Loss) from Discontinued Operations, Net of Tax on the UDR Consolidated Statements of Operations. Proceeds were used primarily to fund development and redevelopment activity and reduce debt.

In 2012, UDR sold 21 apartment communities, which had 6,507 apartment homes for gross proceeds of $609.4 million. UDR recognized gains (before tax) of $260.4 million, which are included in Income/(Loss) from Discontinued Operations, Net of Tax on the UDR Consolidated Statements of Operations. Proceeds were used primarily to fund development and redevelopment activity and reduce debt.

In 2011, UDR sold 18 apartment communities (4,488 homes), which included six apartment home communities (1,418 homes) sold in conjunction with an asset exchange in April 2011, for gross proceeds of $593.4 million. UDR recognized gains (before tax) of $138.5 million, which are included in Income/(Loss) from Discontinued Operations, Net of Tax on the UDR Consolidated Statements of Operations. Proceeds were used primarily to acquire apartment home communities and reduce debt.

We plan to continue to pursue our strategy of exiting markets where long-term growth prospects are limited and redeploying capital to target locations in core markets we believe will provide the best investment returns.
Financing Activities
For the years ended December 31, 2013, 2012 and 2011, our net cash provided by/(used in) financing activities was $(198.6) million, $(116.0) million and $806.3 million, respectively.
The following significant financing activities occurred during the year ended December 31, 2013:

•
issued $300 million of 3.70% senior unsecured medium-term notes due October 2020. Interest is payable semiannually beginning in April 2014. We used the net proceeds to repay the borrowings outstanding on our $900 million unsecured revolving credit facility and for general corporate purposes. The notes are fully and unconditionally guaranteed by the Operating Partnership;

•	repaid $46.6 million of secured debt. The $46.6 million of secured debt included $42.2 million of mortgage payments and the repayment of $4.4 million of credit facilities;

•	repaid $122.5 million of 6.05% unsecured medium-term notes due June 2013; and

•
amended and re-priced its $100 million and $250 million unsecured term notes due in January 2016. The notes were re-priced from LIBOR plus 142.5 basis points to LIBOR plus 125 basis points, and the maturity dates were extended to June 2018.

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

•
in September 2011, the Company entered into a new equity distribution agreement in connection with filing a new registration statement on Form S-3. The new equity distribution agreement replaced the March 2011 agreement, and no material changes were made to the equity distribution agreement. In April 2012, the Company entered into a new equity distribution agreement, under which the Company could offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents. During the year ended December 31, 2012, we sold 8,640,969 shares of common stock through these programs (8,569,969 shares remaining under the September 2011 program and 71,000 shares under the April 2012 program) for aggregate gross proceeds of approximately $222.1 million at a weighted average price per share of $25.18. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $4.5 million, were approximately $217.6 million, and were used to fund development and redevelopment activities, for working capital and for general corporate purposes. During the year ended December 31, 2013, no shares of common stock were sold under the April 2012 program. As of December 31, 2013, we had 19,929,000 shares of common stock available for sale under the April 2012 program;

•
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

Credit Facilities
As of December 31, 2013, we have secured credit facilities with Fannie Mae with an aggregate commitment of $838.1 million with $838.1 million outstanding. The Fannie Mae credit facilities are for terms of seven to ten years and bear interest at floating and fixed rates. We have $626.7 million of the funded balance fixed at a weighted average interest rate of 4.99% and the remaining balance of $211.4 million on these facilities is currently at a weighted average variable rate of 1.61% at December 31, 2013. In June 2013, the Company refinanced $186 million of a Fannie Mae credit facility that carried an interest rate equal to LIBOR plus a spread of 284 basis points and was scheduled to mature in 2019. The new loans include a $90 million, 7-year fixed-rate loan that carries an interest rate of 3.95% and a $96 million, 10-year variable-rate loan that carries an interest rate equal to LIBOR plus a spread of 190 basis points. Three of the Company's communities were released from the facility and added to the Company's unencumbered asset pool in connection with the refinancing.

In June 2013, the Company amended its $900 million unsecured revolving credit facility. The amendment extended the maturity date from October 2015 to December 2017, includes a six month extension option, and contains an accordion feature that allows the Company to increase the facility to $1.45 billion. Based on the Company's current credit rating, the credit facility carries an interest rate equal to LIBOR plus a spread of 110 basis points and a facility fee of 20 basis points. As of December 31, 2013, we had no outstanding borrowings under the credit facility, leaving $900 million of unused capacity (excluding $2.2 million of letters of credit at December 31, 2013).

The Fannie Mae credit facilities and the bank unsecured revolving credit facility are subject to customary financial covenants and limitations. As of December 31, 2013, we were in compliance with all financial covenants under these credit facilities.
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $404.7 million in variable rate debt that is not subject to interest rate swap contracts as of December 31, 2013. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $5.5 million based on the average balance outstanding during the year.
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
The Company also utilizes derivative financial instruments to manage interest rate risk and generally designates these financial instruments as cash flow hedges. See Note 13, Derivatives and Hedging Activities, in the Notes to the UDR Consolidated Financial Statements included in this Report for additional discussion of derivate instruments.
Funds from Operations, Funds from Operations as Adjusted, and Adjusted Funds from Operations
Funds from Operations
Funds from operations (“FFO”) is defined as net income (computed in accordance with GAAP), excluding impairment write-downs of depreciable real estate or of investments in non-consolidated investees that are driven by measurable decreases in the fair value of depreciable real estate held by the investee, gains (or losses) from sales of depreciable property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. This definition conforms with the National Association of Real Estate Investment Trust’s (“NAREIT”) definition issued in April 2002. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of a REIT’s operating performance. In the computation of diluted FFO, OP Units, unvested restricted stock, stock options, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive; therefore, they are included in the diluted share count.
Activities of taxable REIT subsidiary (“TRS”), RE3, include development and land entitlement. From time to time, we develop and subsequently sell a TRS property which results in a short-term use of funds that produces a profit that differs from the traditional long-term investment in real estate for REITs. We believe that the inclusion of these TRS gains in FFO is consistent with the standards established by NAREIT as the short-term investment is incidental to our main business. TRS gains on sales, net of taxes, are defined as net sales proceeds less a tax provision and the gross investment basis of the asset before accumulated depreciation.
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
Funds from Operations as Adjusted
FFO as Adjusted is defined as FFO excluding the impact of acquisition-related costs and other non-comparable items including, but not limited to, prepayment costs/benefits associated with early debt retirement, gains on sales of marketable securities and TRS property, deferred tax valuation allowance increases and decreases, storm-related expenses and recoveries, severance costs and legal costs. Management believes that FFO as Adjusted is useful supplemental information regarding our operating performance as it provides a consistent comparison of our operating performance across time periods and allows investors to more easily compare our operating results with other REITs.
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

Adjusted Funds from Operations

Adjusted FFO, or “AFFO”, is a non-GAAP financial measure that management uses as a supplemental measure of our performance. AFFO is defined as FFO as Adjusted less recurring capital expenditures that are necessary to help preserve the value of and maintain functionality at our communities. Therefore, Management considers AFFO a useful supplemental performance metric for investors as it is more indicative of the Company’s operational performance than FFO or FFO as Adjusted.

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

The following table outlines our reconciliation of Net Income/(Loss) Attributable to UDR, Inc. to FFO, FFO as Adjusted, and AFFO for the years ended December 31, 2013, 2012, and 2011 (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Net income/(loss) attributable to UDR, Inc.	$44,812	$212,177	$20,023
Distributions to preferred stockholders	(3,724)	(6,010)	(9,311)
Real estate depreciation and amortization, including discontinued operations	341,490	350,400	370,343
Net income/(loss) attributable to noncontrolling interests	1,470	8,126	562
Real estate depreciation and amortization on unconsolidated joint ventures	33,180	32,531	11,631
Net (gain)/loss on the sale of depreciable property in discontinued operations, excluding TRS	(40,450)	(243,805)	(123,217)
Premium on preferred stock redemption or repurchases, net	—	(2,791)	(175)
Funds from operations (“FFO”), basic	$376,778	$350,628	$269,856
Distribution to preferred stockholders — Series E (Convertible)	3,724	3,724	3,724
FFO, diluted	$380,502	$354,352	$273,580
FFO per common share, basic	$1.45	$1.41	$1.29
FFO per common share, diluted	$1.44	$1.40	$1.28
Weighted average number of common shares and OP Units outstanding — basic	259,306	248,262	208,896
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	263,926	252,659	214,086

Impact of adjustments to FFO:
Acquisition-related costs (including joint ventures)	$—	$2,762	$6,076
Joint venture financing and acquisition fee	(254)	—	(2,335)
Costs/(benefit) associated with debt extinguishment and tender offer	178	(277)	4,602
Redemption of preferred stock	—	2,791	175
Gains on sale of TRS property and marketable securities	(2,651)	(7,749)	(9,780)
Severance costs and other restructuring expense	—	733	1,342
Reversal of deferred tax valuation allowance	—	(21,530)	—
Hurricane-related (recoveries)/charges, net	(9,665)	9,262	—
	$(12,392)	$(14,008)	$80

FFO as Adjusted, diluted	$368,110	$340,344	$273,660

FFO as Adjusted per common share, diluted	$1.39	$1.35	$1.28

Recurring capital expenditures	(42,707)	(42,249)	(44,563)
AFFO	$325,403	$298,095	$229,097

AFFO per common share, diluted	$1.23	$1.18	$1.07

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011 (shares in thousands):

	Years Ended December 31,
	2013	2012	2011
Weighted average number of common shares and OP Units outstanding — basic	259,306	248,262	208,896
Weighted average number of OP Units outstanding	(9,337)	(9,411)	(7,602)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	249,969	238,851	201,294

Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	263,926	252,659	214,086
Weighted average number of OP Units outstanding	(9,337)	(9,411)	(7,602)
Weighted average incremental shares from assumed conversion of stock options	(1,169)	(1,213)	(1,297)
Weighted average incremental shares from unvested restricted stock	(415)	(148)	(857)
Weighted average number of Series E preferred shares outstanding	(3,036)	(3,036)	(3,036)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	249,969	238,851	201,294
A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$339,902	$327,187	$251,411
Net cash provided by/(used in) investing activities	$(123,209)	$(211,582)	$(1,054,683)
Net cash provided by/(used in) financing activities	$(198,559)	$(115,993)	$806,289

Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011, and includes the results of both continuing and discontinued operations for the periods presented.
Net Income/(Loss) Attributable to Common Stockholders
2013 -vs- 2012
Net income attributable to common stockholders was $41.1 million ($0.16 per diluted share) for the year ended December 31, 2013 as compared to net income of $203.4 million ($0.85 per diluted share) for the comparable period in the prior year. The decrease in net income attributable to common stockholders for the year ended December 31, 2013 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	a decrease in net gains of $218.5 million on the sale of depreciable property related to the disposition of two communities in 2013 as compared to 21 communities in 2012; and

•	a decrease of $12.8 million in tax benefit primarily due to the reversal of our tax valuation allowance during 2012.

This was partially offset by:

•	an increase in total property NOI primarily due to higher occupancy and higher revenue per occupied home partially offset by the disposition of 21 communities in 2012;

•
hurricane-related recoveries in 2013 resulting from the effects of Hurricane Sandy on three of our New York, New York communities in 2012 (see Note 16, Hurricane-Related (Recoveries)/Charges, in the Notes to the UDR Consolidated Financial Statements included in this Report for more details);

•
a decrease in depreciation and amortization expense primarily from the disposition of assets in 2012 and intangible assets related to in place leases acquired in 2011 and 2012 becoming fully amortized in 2012, which was partially offset by the depreciation from developed and redeveloped units placed in service in 2012 and 2013;

•	a decrease in loss from unconsolidated entities primarily due to an $8.3 million gain ($5.3 million net of tax expense) on the sale of our 95% interest in the Lodge at Stoughton; and

•	a decrease in interest expense due to lower average debt balances, lower average interest rates, and higher capitalized interest from development and redevelopment activities.

2012 -vs- 2011
Net income attributable to common stockholders was $203.4 million ($0.85 per diluted share) for the year ended December 31, 2012 as compared to net income of $10.5 million ($0.05 per diluted share) for the comparable period in the prior year. The increase in net income attributable to common stockholders for the year ended December 31, 2012 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•
an increase in total property NOI primarily due to higher occupancy and higher revenue per occupied home and the acquisition of operating communities partially offset by a higher level of dispositions in 2012;

•	an increase in net gains of $126.3 million on the sale of depreciable property related to the disposition of 21 communities in 2012 as compared to 18 communities in 2011;

•	an increase in tax benefit of $28.7 million primarily due to the reversal of our tax valuation allowance in 2012;

•
a decrease in depreciation and amortization expense primarily from the disposition of assets in 2012 and 2011, partially offset by an increase in depreciation expense due to the acquisition of operating communities in 2012 and 2011 and depreciation from developed and redeveloped units placed in service in 2011 and 2012; and

•
a decrease in interest expense due to early debt extinguishment during the year ended December 31, 2012, and the write off of $4.0 million of deferred financing costs related to prepayment of debt in 2011.

This was partially offset by:

•
hurricane-related charges in 2012 resulting from the effects of Hurricane Sandy on three of our New York, New York communities in 2012 (see Note 16, Hurricane-Related (Recoveries)/Charges, in the Notes to the UDR Consolidated Financial Statements included in this Report for more details).

Apartment Community Operations
Our net income results are primarily from net operating income (“NOI”) generated from the operation of our apartment communities. The Company defines NOI, which is a non-GAAP financial measure, as rental income less direct property rental expenses. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI is property management expense which is calculated as 2.75% of property revenue to cover the regional supervision and accounting costs related to consolidated property operations and land rent.

The following table summarizes the operating performance of our total property NOI (which includes discontinued operations) for each of the periods presented (dollars in thousands):

	Years Ended December 31, (a)			Years Ended December 31, (b)
	2013	2012	% Change	2012	2011	% Change
Same-Store Communities:
Same-store rental income	$613,733	$584,999	4.9%	$516,828	$490,674	5.3%
Same-store operating expense (c)	(189,224)	(184,393)	2.6%	(166,087)	(161,569)	2.8%
Same-store NOI	424,509	400,606	6.0%	350,741	329,105	6.6%

Non-Mature Communities/Other NOI:
Acquired communities NOI	19,291	16,709	15.5%	60,732	31,333	93.8%
Sold or held for sale communities NOI	7,932	29,941	(73.5)%	19,750	67,239	(70.6)%
Developed communities NOI	4,846	(334)	(1,550.9)%	7,948	6,612	20.2%
Redeveloped communities NOI	44,991	42,026	7.1%	47,426	36,127	31.3%
Commercial NOI and other	12,472	15,252	(18.2)%	17,603	14,344	22.7%
Total non-mature communities/other NOI	89,532	103,594	(13.6)%	153,459	155,655	(1.4)%

Total Property NOI	$514,041	$504,200	2.0%	$504,200	$484,760	4.0%

(a) Same-store consists of 35,790 apartment homes.
(b) Same-store consists of 33,823 apartment homes.
(c) Excludes depreciation, amortization, and property management expenses.
The following table is our reconciliation of total property NOI to Net Income/(Loss) Attributable to UDR, Inc. as reflected, for both continuing and discontinued operations, for the periods presented (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Total property NOI	$514,041	$504,200	$484,760
Joint venture management and other fees	12,442	11,911	9,668
Property management	(20,780)	(20,465)	(20,101)
Other operating expenses	(7,136)	(5,718)	(6,118)
Real estate depreciation and amortization	(341,490)	(350,401)	(370,343)
General and administrative	(42,238)	(43,792)	(47,257)
Hurricane-related recoveries/(charges), net	12,253	(8,495)	—
Other depreciation and amortization	(6,741)	(4,105)	(3,931)
Income/(loss) from unconsolidated entities	(415)	(8,579)	(6,352)
Interest expense	(126,083)	(138,792)	(156,366)
Interest and other income/(expense), net	4,681	2,703	5,688
Tax benefit, net	7,299	30,282	5,647
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership	(1,530)	(7,986)	(395)
Net (income)/loss attributable to noncontrolling interests	60	(140)	(167)
Net gain/(loss) on sale of depreciable property, net of impairment and tax	40,449	251,554	125,290
Net income/(loss) attributable to UDR, Inc.	$44,812	$212,177	$20,023

Same -Store Communities
2013 -vs- 2012
Our same-store community properties (those acquired, developed, and stabilized prior to January 1, 2012 and held on December 31, 2013) consisted of 35,790 apartment homes and provided 83% of our total NOI for the year ended December 31, 2013.
NOI for our same-store community properties increased 6.0% or $23.9 million for the year ended December 31, 2013 compared to the same period in 2012. The increase in property NOI was attributable to a 4.9% or $28.7 million increase in property rental income, which was partially offset by a 2.6% or $4.8 million increase in operating expenses. The increase in revenues was primarily driven by a 4.0% or $22.7 million increase in rental rates and a 7.7% or $3.6 million increase in reimbursement and fee income. Physical occupancy increased 0.2% to 96.0% and total monthly income per occupied home increased by 4.7% to $1,488.
The increase in operating expenses was primarily driven by a 6.7% or $3.9 million increase in real estate tax and a 4.6% or $2.0 million increase in personnel costs, which was partially offset by a 4.2% or $1.3 million decrease in repair and maintenance expense.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 69.2% for the year ended December 31, 2013 as compared to 68.5% for the comparable period in 2012.
2012 -vs- 2011
Our same store community properties (those acquired, developed, and stabilized prior to January 1, 2011 and held on December 31, 2012) consisted of 33,823 apartment homes and provided 70% of our total NOI for the year ended December 31, 2012.
NOI for our same-store community properties increased 6.6% or $21.6 million for the year ended December 31, 2012 compared to the same period in 2011. The increase in property NOI was attributable to a 5.3% or $26.2 million increase in property rental income partially offset by a 2.8% or $4.5 million increase in operating expenses. The increase in revenues was primarily driven by a 4.6% or $22.1 million increase in rental rates and a 7.2% or $3.0 million increase in reimbursement and fee income. Physical occupancy increased 0.1% to 95.7% and total monthly income per occupied home increased 5.2% to $1,331.
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
Non-Mature Communities/Other
2013 -vs- 2012
The remaining $89.5 million or 17% of our total NOI for the year ended December 31, 2013 was generated from our non-mature communities/other. UDR’s non-mature communities/other consist of communities that do not meet the criteria to be included in same-store communities, which includes communities developed or acquired, redevelopment properties, sold or held for sale properties, and non-apartment components of mixed use properties. NOI from non-mature communities/other decreased by 13.6% or $14.1 million for the year ended December 31, 2013 compared to the same period in 2012. The decrease was primarily driven by a decrease in NOI of 73.5% or $22.0 million from communities sold in 2012, partially offset by an increase in NOI of $5.2 million from development communities completed in 2012 and 2013, an increase in NOI of 15.5% or $2.6 million from communities acquired in 2011 and 2012, and an increase in NOI of 7.1% or $3.0 million from communities redeveloped in 2012 and 2013.

2012 -vs- 2011

The remaining $153.5 million and $155.7 million of our total NOI for the year ended December 31, 2012 and 2011, respectively, was generated from our non-mature communities/other. NOI from non-mature communities decreased by 1.4% or $2.2 million for the year ended December 31, 2012 compared to the same period in 2011. The decrease was primarily driven by a decrease in NOI of 70.6% or $47.5 million from communities sold in 2012 and 2011, partially offset by an increase in NOI of 93.8% or $29.4 million from communities acquired in 2011 and 2012 and an increase in NOI of 31.3% or $11.3 million from redeveloped communities completed in 2012 and 2011. In addition, during the year ended December 31, 2012, a $2.3 million increase to NOI was recognized to reflect the establishment of a receivable from former residents previously written off at move-out.
Real Estate Depreciation and Amortization
For the year ended December 31, 2013, real estate depreciation and amortization on both continuing and discontinued operations decreased 2.5% or $8.9 million as compared to the comparable period in 2012. The decrease in depreciation and amortization for the year ended December 31, 2013 was primarily from the disposition of assets in 2012 and intangible assets related to in place leases acquired in 2011 and 2012 becoming fully amortized in 2012. The decrease was partially offset by the depreciation from developed and redeveloped units placed in service in 2012 and 2013.
For the year ended December 31, 2012, real estate depreciation and amortization on both continuing and discontinued operations decreased 5.4% or $19.9 million as compared to the comparable periods in 2011. The decrease in depreciation and amortization for the year ended December 31, 2012 was primarily from the disposition of assets in 2012. The decrease was partially offset by an increase in depreciation expense due to the acquisition of operating communities in 2012 and 2011 and depreciation from developed and redeveloped units placed in service in 2011 and 2012.
General and Administrative
For the year ended December 31, 2013, general and administrative expense decreased 3.5% or $1.6 million from the comparable period in 2012. The decrease was primarily due to acquisition costs incurred in 2012.
For the year ended December 31, 2012, general and administrative expense decreased 7.3% or $3.5 million from the comparable period in 2011. The decrease was primarily due to lower acquisition costs of $2.5 million in 2012, which was attributable to less acquisition activity in 2012 as compared to 2011.
Interest Expense
For the year ended December 31, 2013, interest expense decreased by 9.2% or $12.7 million as compared to the comparable period in 2012. The decrease in interest expense was primarily due to lower debt balances and lower interest rates and higher capitalized interest from development and redevelopment activities.

For the year ended December 31, 2012, interest expense decreased 11.2% or $17.6 million as compared to 2011. This decrease in interest expense was primarily due to early debt extinguishment during the year ended December 31, 2012, and the write off of $4.0 million of deferred financing cost related to the prepayment of debt in 2011.

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

The Company recognized an income tax benefit from RE3 of $8.3 million and $21.1 million and an income tax expense of $7.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Included in 2012 is an income tax benefit of $43.7 million from RE3, which resulted from the reversal of a net deferred tax asset valuation allowance. Prior to 2012, RE3 had a history of losses and, as a result, had historically recognized a valuation allowance for net deferred tax assets.  Each quarter, the Company evaluates the need to retain all or a portion of the valuation allowance on its net deferred tax assets. In the first quarter of 2012, the Company determined that it is more likely than not that the deferred tax assets, including any remaining net operating losses, will be realized.  In making this determination, the Company analyzed, among other things, its recent history of earnings, forecasts of future earnings from sales of depreciable property, and its cumulative earnings for the last twelve quarters.

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
Based on the claims filed and management’s estimates, the Company recognized a $9.0 million impairment charge for the damaged assets’ net book value and incurred $10.4 million of repair and cleanup costs during the year ended December 31, 2012. The impairment charge and the repair and cleanup costs incurred were reduced as of December 31, 2012 by $14.5 million of estimated insurance recovery, and were classified in Hurricane-Related (Recoveries)/Charges, Net on the Consolidated Statements of Operations. During the year ended December 31, 2013, no material adjustments to the impairment charge and the repair and cleanup costs incurred were recognized. With the exception of one of the properties that is under redevelopment at December 31, 2013, the rehabilitation of the remaining two properties was substantially completed as of December 31, 2013.
As of December 31, 2013, the Company had settled the Hurricane Sandy claims and received insurance proceeds in excess of the $14.5 million estimated insurance recovery receivable related to the impairment charge and the repair and cleanup costs incurred. As a result, the Company recognized a Hurricane-related recovery of approximately $4.8 million and a casualty gain of approximately $654,000 for the year ended December 31, 2013. Both the recovery and casualty gain were classified in Hurricane-Related (Recoveries)/Charges, Net on the Consolidated Statements of Operations.
Based on the claims filed and management’s estimates, the Company recognized $4.4 million of business interruption losses for the year ended December 31, 2012, of which $3.6 million were related to rent concession rebates provided to residents during the period the properties were uninhabitable and were classified in Hurricane-Related (Recoveries)/Charges, Net on the Consolidated Statements of Operations, and $767,000 were related to rent that was not contractually receivable and were classified as a reduction to Rental income on the Consolidated Statements of Operations. As noted below, the Company recovered from the insurance carrier approximately $4.2 million of the $4.4 million of 2012 business interruption losses. The Company estimates that it incurred an additional $3.4 million of business interruption losses for the year ended December 31, 2013. As noted below, the Company recovered from the insurance carrier approximately $2.6 million of the $3.4 million of 2013 business interruption losses.
During the year ended December 31, 2013, the Company received approximately $6.8 million of insurance proceeds for recovery of business interruption losses. Of the $6.8 million of insurance proceeds received in 2013, $4.2 million related to recovery of business interruption losses incurred in 2012 and the remaining $2.6 million related to recovery of business interruption losses incurred in 2013. The $6.8 million of recovery was classified in Hurricane-Related (Recoveries)/Charges, Net on the Consolidated Statements of Operations as of December 31, 2013.

Income/(Loss) from Unconsolidated Entities

For the years ended December 31, 2013, 2012 and 2011, we recognized losses from unconsolidated entities of $415,000, $8.6 million, and $6.4 million, respectively. These losses relate to our investments in unconsolidated joint ventures and partnerships and are included in Income/(Loss) from Unconsolidated Entities on the UDR Consolidated Statements of Operations included in this Report. The decrease in loss in 2013 as compared to 2012 was primarily due to an $8.3 million gain ($5.3 million net of tax expense) on the sale of our 95% interest in the Lodge at Stoughton.

Net Gain/(Loss) on the Sale of Depreciable Properties

For the years ended December 31, 2013, 2012 and 2011, we recognized gains (before tax) of $41.9 million, $260.4 million, and $138.5 million, respectively. These gains are included in Income/(Loss) from Discontinued Operations, Net of Tax on the Consolidated Statements of Operations of UDR included in this Report. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period as well as the extent of gains related to specific properties sold.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, the majority of our leases are for a term of fourteen months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2013.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2013 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	2014	2015-2016	2017-2018	Thereafter	Total
Long-term debt obligations	$359,609	$804,096	$1,118,527	$1,241,471	$3,523,703
Interest on debt obligations (a)	136,998	211,757	152,940	110,563	612,258
Letters of credit	2,215	—	—	—	2,215
Unfunded commitments on:
Development projects (b)	133,192	138,698	—	—	271,890
Unconsolidated joint ventures (b)	1,373	128,809	—	—	130,182
Redevelopment projects (b)	46,787	—	—	—	46,787
Participating loan investments (c)	63,461	14,275			77,736
Operating lease obligations:
Operating space	691	680	—	—	1,371
Ground leases (d)	5,270	10,540	10,540	314,501	340,851
	$749,596	$1,308,855	$1,282,007	$1,666,535	$5,006,993

(a)	Interest payments on variable rate debt instruments are based on each debt instrument’s respective year-end interest rate at December 31, 2013.

(b)	Any unfunded costs at December 31, 2013 are shown in the year of estimated completion.

(c)	Represents remainder of unfunded $92.0 million participating debt financing arrangement.

(d)
For purposes of our ground lease contracts, the Company uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a reset provision based on the communities appraised value or consumer price index but does not included a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term.

During 2013, we incurred gross interest costs of $155.5 million, of which $29.4 million was capitalized.

UNITED DOMINION REALTY, L.P.:
Business Overview
United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”), is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act (as amended from time to time, or any successor to such statute, the “Act”). The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At December 31, 2013, the Operating Partnership’s real estate portfolio included 68 communities located in nine states and the District of Columbia with a total of 20,746 apartment homes.
As of December 31, 2013, UDR owned 110,883 units of our general limited partnership interests and 173,848,891 units of our limited partnership interests (the “OP Units”), or approximately 94.9% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries. We refer to our General Partner together with its consolidated subsidiaries (including us) and the General Partner’s consolidated joint ventures as “UDR” or the “General Partner.”

UDR is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in September 2003. At December 31, 2013, the General Partner’s consolidated real estate portfolio included 141 communities located in 10 states and the District of Columbia with a total of 41,250 apartment homes. In addition, the General Partner had an ownership interest in 37 communities with 9,909 completed apartment homes through unconsolidated operating communities.
At December 31, 2013, the Operating Partnership is developing one wholly-owned community with 332 apartment homes, none of which have been completed.
At December 31, 2013, the Operating Partnership is redeveloping 748 apartment homes, 629 of which have been completed, at one wholly-owned community with 964 apartment homes. The scope of the redevelopment project changed in the fourth quarter. We tabled for the foreseeable future additional home interior renovations at our 27 Seventy Five Mesa Verde project in Orange County due to lower than expected demand in that particular submarket.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. A critical accounting policy is one that is both important to our financial condition and results of operations as well as involves some degree of uncertainty. Estimates are prepared based on management’s assessment after considering all evidence available. Changes in estimates could affect our financial position or results of operations. Below is a discussion of the accounting policies that we consider critical to understanding our financial condition or results of operations where there is uncertainty or where significant judgment is required. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2, Significant Accounting Policies, to the Notes to the Operating Partnership’s Consolidated Financial Statements included in this Report.
Cost Capitalization
In conformity with GAAP, we capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

In addition, we capitalize costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. As each home in a capital project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization on the related portion. The costs capitalized are reported on the Consolidated Balance Sheets as Total Real Estate Owned, Net of Accumulated Depreciation. Amounts capitalized during the years ended December 31, 2013, 2012, and 2011, were $8.4 million, $5.8 million, and $4.0 million, respectively.

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

Real Estate Investment Properties

We purchase real estate investment properties from time to time and record the fair value to various components, such as land, buildings, and intangibles related to in-place leases, based on the fair value of each component. In making estimates of fair values for purposes of allocating purchase price, we utilize various sources, including independent appraisals, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease-up period. We determine the fair value of in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition. In addition, we consider the cost of acquiring similar leases, the foregone rents associated with the lease-up period, and the carrying costs associated with the lease-up period. The fair value of in-place leases is recorded and amortized as amortization expense over the remaining average contractual lease period.

Summary of Real Estate Portfolio by Geographic Market

The following table summarizes our market information by major geographic markets as of and for the year ended December 31, 2013.

		As of December 31, 2013			Year Ended December 31, 2013
Same-Store Communities	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Monthly Income per Occupied Home (a)	Net Operating Income (in thousands)
West Region
Orange County, CA	8	2,935	12.6%	$517,427	94.9%	$1,641	$39,880
San Francisco, CA	7	1,777	10.9%	449,201	96.5%	2,487	38,461
Seattle, WA	5	932	5.1%	211,011	97.2%	1,451	11,066
Los Angeles, CA	3	463	3.1%	126,971	95.2%	1,931	6,759
Monterey Peninsula, CA	7	1,565	3.9%	159,277	93.6%	1,166	13,983
Inland Empire, CA	1	414	1.7%	70,196	94.9%	1,558	5,128
Portland, OR	3	716	1.8%	72,809	97.0%	1,105	6,293
San Diego, CA	2	366	1.4%	57,422	94.8%	1,522	4,384
Mid-Atlantic Region
Metropolitan D.C.	7	2,378	13.5%	556,564	96.3%	1,900	35,584
Baltimore, MD	5	994	3.6%	149,883	95.5%	1,404	11,187
Northeast Region
New York, NY	1	493	6.5%	267,087	96.8%	3,420	15,214
Boston, MA	2	833	4.3%	176,396	96.2%	1,771	11,936
Southeast Region
Tampa, FL	3	1,154	2.8%	115,543	96.4%	1,147	9,747
Nashville, TN	6	1,612	3.2%	132,602	96.9%	978	12,257
Other Florida	1	636	1.9%	80,005	95.8%	1,306	6,101
Southwest Region
Dallas, TX	2	1,348	4.5%	186,934	95.8%	1,362	13,293
Total/Average Same-Store Communities	63	18,616	80.8%	3,329,328	95.8%	$1,609	241,273
Non Matures, Commercial Properties & Other	5	2,130	17.3%	779,089			46,262
Total Real Estate Held for Investment	68	20,746	98.1%	4,108,417			$287,535
Real Estate Under Development (b)	—	—	1.9%	80,063
Total Real Estate Owned	68	20,746	100%	4,188,480
Total Accumulated Depreciation				(1,241,574)
Total Real Estate Owned, Net of Accumulated Depreciation				$2,946,906

(a)	Monthly Income per Occupied Home represents total revenues divided by the product of occupancy and the number of mature apartment homes.

(b)	As of December 31, 2013, the Operating Partnership was developing one wholly-owned community with 332 apartment homes, none of which have been completed.
We report in two segments: Same-Store Communities and Non-Mature Communities/Other.
Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2012 and held as of December 31, 2013. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
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
As of December 31, 2013, the Operating Partnership had approximately $8.9 million of principal payments on secured debt maturing in 2014. We anticipate that we will repay that debt with operating cash flows or proceeds from borrowings allocated to us under our General Partner’s credit agreements. The repayment of debt will be recorded as an offset to the Payable/(Receivable) Due To/(From) General Partner.
Statements of Cash Flows
The following discussion explains the changes in net cash provided by operating activities, net cash provided by/(used in) investing activities, and net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011.
Operating Activities
For the year ended December 31, 2013, net cash flow provided by operating activities was $208.3 million compared to $201.1 million for the comparable period in 2012. The increase in net cash flow from operating activities was primarily due to improved income from continuing operations, offset by changes in operating assets and operating liabilities.

For the year ended December 31, 2012, net cash flow provided by operating activities was $201.1 million compared to $156.1 million for the comparable period in 2011. The increase in net cash flow from operating activities is primarily due to an increase in property net operating income from our apartment community portfolio and changes in operating assets and operating liabilities.
Investing Activities
For the year ended December 31, 2013, net cash provided by/(used in) investing activities was $(64.0) million compared to $4.3 million for the comparable period in 2012. The change was primarily due to the increase in development and redevelopment activities and a decrease in dispositions. Changes in the level of investment activities from period to period reflect our strategy as it relates to dispositions, development, redevelopment, and capital expenditures.

For the year ended December 31, 2012, net cash provided by/(used in) investing activities was $4.3 million compared to $(227.0) million for the comparable period in 2011. Changes in the level of investment activities from period to period reflect our strategy as it relates to acquisitions, dispositions, development, redevelopment, and capital expenditures.
Acquisitions
The Operating Partnership did not have any acquisitions during the year ended December 31, 2013 and 2012. During the year ended December 31, 2011, the Operating Partnership acquired four communities with 1,833 apartment homes for $761.2 million.
Real Estate Under Development and Redevelopment
At December 31, 2013, the Operating Partnership was developing one wholly-owned community that totaled 332 homes, none of which have been completed, with a budget of $132.0 million, in which we had a carrying value of $80.1 million. The estimated completion date for this community will be through the third quarter of 2014.
At December 31, 2013, the Operating Partnership was redeveloping 748 apartment homes, 629 of which have been completed, at one wholly-owned community with 964 apartment homes. The scope of the redevelopment project changed in the fourth quarter. We tabled for the foreseeable future additional home interior renovations at our 27 Seventy Five Mesa Verde project in Orange County due to lower than expected demand in that particular submarket. The estimated completion date for this community will be through the second quarter of 2014.
The following wholly-owned projects were under development and redevelopment as of December 31, 2013 (dollars in thousands):

	Location	Number of Apartment Homes	Completed Apartment Homes	Cost to Date	Budgeted Cost	Estimated Cost Per Home	Expected Completion Date
Projects Under Development:
DelRay Tower (a)	Alexandria, VA	332	—	$80,063	$132,000	$398	3Q14
Projects Under Redevelopment:
27 Seventy Five Mesa Verde (b) (c)	Costa Mesa, CA	964	748	$72,581	$75,300	$101	2Q14

(a) Formerly known as The Calvert.
(b) Formerly known as Pine Brook Village I & II and Villa Venetia. These communities were combined in 2013.
(c) Of the 964 apartment homes, 748 are scheduled for redevelopment.

Disposition of Investments
In 2013, the Operating Partnership sold two apartment communities in the Sacramento market, consisting of 914 apartment homes for gross proceeds of $81.1 million. The Operating Partnership recognized a gain of $41.5 million, which is included in Income/(Loss) from Discontinued Operations on the Operating Partnership’s Consolidated Statements of Operations included in this Report. Proceeds were used primarily to fund development and redevelopment activity and reduce debt.
Also in 2013, the Operating Partnership distributed the development property Los Alisos to the General Partner as a capital distribution. Upon the distribution of the property, the Operating Partnership redeemed 1,002,556 limited partnership units owned by UDR and affiliated entities and reduced its receivable from the General Partner by $53.7 million, resulting in a net capital reduction of $77.0 million.
In 2012, the Operating Partnership sold four communities with 1,314 apartment homes for a gain of $51.1 million.
In 2011, the Operating Partnership sold eight communities with 2,024 apartment homes, which included four communities with 984 homes sold in conjunction with an asset exchange, for a gain of $60.1 million.
Financing Activities
For the year ended December 31, 2013, our net cash provided by/(used in) financing activities was $(145.3) million compared to $(203.3) million for the comparable period of 2012. The decrease in cash used in financing activities was primarily due to a decrease in payments on secured debt, a decrease in advances from the General Partner, and a decrease in proceeds from the issuance of secured debt.

For the year ended December 31, 2012, our net cash provided/(used in) by financing activities was $(203.3) million compared to net cash provided by/(used in) financing activities of $70.7 million for 2011. The change in cash provided by/(used in) financing activities was primarily due to an increase in payments on secured debt and a decrease in advances from the General Partner, partially offset by proceeds from issuance of secured debt.
Credit Facilities
As of December 31, 2013, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $838.1 million with $838.1 million outstanding. The Fannie Mae credit facilities are for terms of seven to ten years and bear interest at floating and fixed rates. At December 31, 2013, $626.7 million of the funded balance was fixed at a weighted average interest rate of 4.99% and the remaining balance of $211.4 million on these facilities was at a weighted average variable rate of 1.61%. In 2013, the General Partner reallocated an additional $13.7 million of the Fannie Mae credit facilities to the Operating Partnership. At December 31, 2013, there was a total of $521.1 million of these credit facilities allocated to the Operating Partnership based on the ownership of the assets securing the debt.
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $900 million, $250 million of term notes due June 2018, $100 million of term notes due June 2018, $300 million of medium-term notes due June 2018, $300 million of medium-term notes due October 2020, and $400 million of medium-term notes due January 2022. As of December 31, 2013, there was no outstanding borrowings under the unsecured revolving credit facility. As of December 31, 2012, the outstanding balance under the unsecured revolving credit facility was $76.0 million.
The credit facilities are subject to customary financial covenants and limitations.
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $169.1 million in variable rate debt that is not subject to interest rate swap contracts as of December 31, 2013. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $1.7 million based on the balance at December 31, 2013.
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
The General Partner also utilizes derivative financial instruments allocated to the Operating Partnership to manage interest rate risk and generally designates these financial instruments as cash flow hedges. See Note 8, Derivatives and Hedging Activity, in the Notes to the Operating Partnership’s Consolidated Financial Statements included in this Report for additional discussion of derivative instruments.
Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011, and includes the results of both continuing and discontinued operations for the periods presented.
Net Income(Loss) Attributable to OP Unitholders
2013 -vs- 2012
Net income/(loss) attributable to OP unitholders was $73.4 million ($0.40 per OP Unit) for the year ended December 31, 2013 as compared to $44.0 million ($0.24 per OP Unit) for the comparable period in the prior year. The increase in net income attributable to OP unitholders resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	an increase in total property NOI primarily due to higher occupancy and higher revenue per occupied home, partially offset by a decrease in NOI due to the disposition of four communities in 2012;

•
a decrease in depreciation and amortization expense primarily from the disposition of assets in 2012, partially offset by the depreciation from developed or redeveloped units placed in service in 2012 and 2013;

•
hurricane-related recoveries in 2013 resulting from the effects of Hurricane Sandy on two of our New York, New York communities in 2012 (see Note 13, Hurricane-Related (Recoveries)/Charges, in the Notes to the Operating Partnership’s Consolidated Financial Statements included in this Report for more details); and

•	a decrease in interest expense due to lower average debt balances, lower average interest rates, and higher capitalized interest from development and redevelopment activities.
This was partially offset by:

•	a decrease in net gains of $9.6 million on the sale of depreciable properties related to the disposition of two communities in 2013 as compared to four communities in 2012.
2012 -vs- 2011
Net income/(loss) attributable to OP unitholders was $44.0 million ($0.24 per OP Unit) for the year ended December 31, 2012 as compared to $30.2 million ($0.17 per OP Unit) for the comparable period in the prior year. The increase in net income attributable to OP unitholders resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	an increase in total property NOI primarily due to higher revenue per occupied home and the acquisition of four communities in 2011; and

•	a decrease in interest expense due to early debt extinguishment and an increase in capitalized interest in 2012.
This was partially offset by:

•	a decrease in net gains of $9.0 million on the sale of depreciable property related to the disposition of four communities in 2012 as compared to eight communities in 2011; and

•
hurricane-related charges in 2012 resulting from the effects of Hurricane Sandy on three of our New York, New York communities in 2012 (see Note 13, Hurricane-Related (Recoveries)/Charges, in the Notes to the Operating Partnership’s Consolidated Financial Statements included in this Report for more details).

Apartment Community Operations
Our net income results primarily from net operating income (“NOI”) generated from the operation of our apartment communities. The Operating Partnership defines NOI, which is a non-GAAP financial measure, as rental income less direct property rental expenses. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI is property management expense which is calculated as 2.75% of property revenue to cover regional supervision and accounting costs related to consolidated property operations and land rent.

The following table summarizes the operating performance of our total portfolio (which includes discontinued operations) for the years ended December 31, 2013, 2012, and 2011 (dollars in thousands):

	Years Ended December 31, (a)			Years Ended December 31, (b)
	2013	2012	% Change	2012	2011	% Change
Same-Store Communities:
Same-store rental income	$344,525	$327,877	5.1%	$294,522	$279,192	5.5%
Same-store operating expense (c)	(103,252)	(99,944)	3.3%	(91,844)	(88,956)	3.2%
Same-store NOI	241,273	227,933	5.9%	202,678	190,236	6.5%

Non-Mature Communities/Other NOI:
Acquired communities NOI	14,997	14,160	5.9%	39,813	22,576	76.4%
Sold communities NOI	5,581	10,296	(45.8)%	4,503	20,412	(77.9)%
Developed communities NOI	(17)	(2)	750.0%	(9)	1,562	(100.6)%
Redeveloped communities NOI	18,848	20,093	(6.2)%	25,493	22,283	14.4%
Commercial NOI and other	6,853	9,058	(24.3)%	9,060	7,189	26.0%
Total non-mature communities/other NOI	46,262	53,605	(13.7)%	78,860	74,022	6.5%

Total Property NOI	$287,535	$281,538	2.1%	$281,538	$264,258	6.5%

(a)	Same-store consists of 18,616 apartment homes.

(b)	Same-store consists of 17,880 apartment homes.

(c)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of total property NOI to Net Income/(Loss) Attributable to OP unitholders as reflected, for both continuing and discontinued operations, for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Total property NOI	$287,535	$281,538	$264,258
Property management	(11,298)	(11,019)	(10,644)
Other operating expenses	(5,728)	(5,272)	(5,484)
Real estate depreciation and amortization	(181,302)	(195,051)	(197,964)
General and administrative	(24,808)	(26,204)	(26,370)
Hurricane-related recoveries/(charges), net	8,083	(5,518)	—
Interest expense	(36,058)	(45,234)	(53,632)
Net gain/(loss) on sale of depreciable property	41,518	51,094	60,065
Net (income)/loss attributable to noncontrolling interests	(4,566)	(352)	(70)
Net income/(loss) attributable to OP unitholders	$73,376	$43,982	$30,159
Same-Store Communities
2013 -vs- 2012
Our same-store community properties (those acquired, developed, and stabilized prior to January 1, 2012 and held on December 31, 2013) consisted of 18,616 apartment homes and provided 84% of our total NOI for the year ended December 31, 2013.

NOI for our same-store community properties increased 5.9% or $13.3 million for the year ended December 31, 2013 compared to the same period in 2012. The increase in property NOI was primarily attributable to a 5.1% or $16.6 million increase in property rental income, which was partially offset by a 3.3% or $3.3 million increase in operating expenses. The increase in revenues was primarily driven by a 4.3% or $13.7 million increase in rental rates and a 6.8% or $1.8 million increase in reimbursement and fee income. Physical occupancy increased 0.2% to 95.8% and total monthly income per occupied home increased by 4.8% to $1,609 for the year ended December 31, 2013 compared to the same period in 2012.
The increase in operating expenses was primarily driven by a 7.0% or $2.3 million increase in real estate tax and a 5.2% or $1.2 million increase in personnel costs, which was partially offset by a 3.1% or $502,000 decrease in repairs and maintenance costs.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 70.0% for the year ended December 31, 2013 as compared to 69.5% for the comparable period in 2012.
2012 -vs- 2011

Our same-store community properties (those acquired, developed, and stabilized prior to January 1, 2011 and held on December 31, 2012) consisted of 17,880 apartment homes and provided 72% of our total NOI for the year ended December 31, 2012.

NOI for our same-store community properties increased 6.5% or $12.4 million for the year ended December 31, 2012 compared to the same period in 2011. The increase in property NOI was primarily attributable to a 5.5% or $15.3 million increase in property rental income, partially offset by a 3.2% or $2.9 million increase in operating expenses. The increase in revenues was primarily driven by a 5.2% or $14.0 million increase in rental rates and a 7.7% or $1.9 million increase in reimbursement and fee income. Physical occupancy remained the same at 95.4% and total monthly income per occupied home increased 5.5% to $1,439 for the year ended December 31, 2012 compared to the same period in 2011.
The increase in operating expenses was primarily driven by a 7.2% or $2.1 million increase in real estate tax and a 6.5% or $906,000 increase in repairs and maintenance costs, partially offset by a 2.2% or $474,000 decrease in personnel costs.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 68.8% for the year ended December 31, 2012 as compared to 68.1% for the comparable period in 2011.

Non-Mature Communities/Other
2013 -vs- 2012
The remaining $46.3 million or 16% of our total NOI during the year ended December 31, 2013 was generated from our non-mature communities/other. The Operating Partnership’s non-mature communities/other consist of communities that do not meet the criteria to be included in same-store communities, which includes communities developed or acquired, redevelopment properties, sold or held for sale properties, and non-apartment components of mixed use properties. NOI from non-mature communities/other decreased 13.7% or $(7.3) million for the year ended December 31, 2013 compared to the same period in 2012. The decrease was primarily driven by a decrease in NOI of 45.8% or $4.7 million from properties sold during 2013 and 2012, a decrease in NOI of 24.3% or $2.2 million from commercial/other properties, and a decrease of 6.2% or $1.2 million from redevelopment properties.
2012 -vs- 2011

The remaining $78.9 million or 28% of our NOI during the year ended December 31, 2012 was generated from our non-mature communities/other. NOI from non-mature communities/other increased 6.5% or $4.8 million for the year ended December 31, 2012 compared to the same period in 2011. The increase was primarily driven by an increase in NOI of 76.4% or $17.2 million from communities acquired in 2011 and an increase of 14.4% or $3.2 million from redevelopment properties, including communities completed in 2012. The increase in NOI was partially offset by a decrease in NOI of 77.9% or $15.9 million from properties sold during 2012 and 2011. During the year ended December 31, 2012, a $1.2 million increase to NOI was recognized to reflect the establishment of a receivable from former residents previously written off at move out.

Real Estate Depreciation and Amortization
For the year ended December 31, 2013, real estate depreciation and amortization from continuing and discontinued operations decreased by 7.0% or $13.7 million as compared to the comparable period in 2012. The decrease in depreciation and amortization for the year ended December 31, 2013 was primarily from the disposition of assets in 2012.
For the year ended December 31, 2012, real estate depreciation and amortization from continuing and discontinued operations decreased by 1.5% or $2.9 million as compared to the comparable period in 2011. The decrease in depreciation and amortization for the year ended December 31, 2012 was primarily the result of acquisitions in 2011 and dispositions of assets in 2011 and 2012. As part of the Operating Partnership’s acquisition activity, a portion of the purchase price was attributable to the fair value of intangible assets, which are typically amortized over a period of less than one year.

Hurricane-Related Recoveries/(Charges), Net

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

Based on the claims filed and management’s estimates, the Operating Partnership recognized a $7.1 million impairment charge for the damaged assets’ net book value and incurred $7.0 million of repair and cleanup costs during the year ended December 31, 2012. The impairment charge and the repair and cleanup costs incurred were reduced as of December 31, 2012 by $10.8 million of estimated insurance recovery, and were classified in Hurricane Related (Recoveries)/Charges, Net on the Consolidated Statements of Operations. During the year ended December 31, 2013, no material adjustments to the impairment charge and the repair and cleanup costs incurred were recognized. The rehabilitation of these two properties was substantially completed as of December 31, 2013.
As of December 31, 2013, the Operating Partnership had settled the Hurricane Sandy claims and received insurance proceeds in excess of the $10.8 million estimated insurance recovery receivable related to the impairment charge and the repair and cleanup costs incurred. As a result, the Company recognized a Hurricane-related recovery of approximately $3.3 million and a casualty gain of approximately $582,000 for the year ended December 31, 2013. Both the recovery and casualty gain were classified in Hurricane Related (Recoveries)/Charges, Net on the Consolidated Statements of Operations.
Based on the claims filed and management’s estimates, the Operating Partnership recognized $2.2 million of business interruption losses for the year ended December 31, 2012, of which $1.8 million were related to rent concession rebates provided to residents during the period the properties were uninhabitable and were classified in Hurricane-Related (Recoveries)/Charges, Net on the Consolidated Statements of Operations, and $400,000 were related to rent that was not contractually receivable and were classified as a reduction to Rental Income on the Consolidated Statements of Operations. The Company estimates that it incurred an additional $2.1 million of business interruption losses for the year ended December 31, 2013. As noted, the Company settled the Hurricane Sandy claims as of December 31, 2013.
During the year ended December 31, 2013, the Operating Partnership received approximately $4.2 million of insurance proceeds for recovery of business interruption losses. Of the $4.2 million of insurance proceeds received during the year ended December 31, 2013, $2.1 million related to recovery of business interruption losses incurred in 2012 and the remaining $2.1 million related to recovery of business interruption losses incurred in 2013. The $4.2 million of recovery was included in Hurricane-Related (Recoveries)/Charges, Net on the Operating Partnership’s Consolidated Statements of Operations included in this Report.
Interest Expense

For the year ended December 31, 2013, interest expense decreased by 20.3% or $9.2 million as compared to the same period in 2012, which was primarily due to lower average debt balances and lower average interest rates, and higher capitalized interest from development and redevelopment activities.

For the year ended December 31, 2012, interest expense decreased by 15.7% or $8.4 million as compared to the same period in 2011, which was primarily due to lower debt balances from the pay off of certain fixed rate mortgage notes payable and lower average borrowings on secured credit facilities and an increase in capitalized interest due to increased development and redevelopment activity.

Net Gain/(Loss) on the Sale of Depreciable Properties
For the years ended December 31, 2013, 2012, and 2011, we recognized gains on sale of depreciable property of $41.5 million, $51.1 million, and $60.1 million, respectively. These gains are included in Income/(Loss) from Discontinued Operations on the Operating Partnership’s Consolidated Statements of Operations included in this Report. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period as well as the extent of gains related to specific properties sold.

Net (Income)/Loss Attributable to Noncontrolling Interests

For the year ended December 31, 2013, net income attributable to noncontrolling interests was $4.6 million as compared to $352,000 for the comparable period in 2012. The increase of $4.2 million was primarily due to the Operating Partnership correcting an error in the General Partner’s ownership interest in one of the consolidated subsidiaries resulting in a cumulative adjustment recorded in 2013 of $3.3 million. Management believes the impact of the cumulative adjustment in 2013 is immaterial to the financial statements taken as a whole.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2013.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2013 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	2014	2015-2016	2017-2018	Thereafter	Total
Long-term debt obligations	$8,934	$325,642	$233,613	$366,676	$934,865
Interest on debt obligations (a)	41,637	67,862	45,580	22,925	178,004
Unfunded commitments on:
Development projects (b)	59,870	—	—	—	59,870
Redevelopment projects (b)	5,136	—	—	—	5,136
Operating lease obligations — ground leases (c)	5,166	10,332	10,332	314,310	340,140
	$120,743	$403,836	$289,525	$703,911	$1,518,015

(a)	Interest payments on variable rate debt instruments are based on each debt instruments respective year-end interest rate at December 31, 2013.

(b)	Any unfunded costs at December 31, 2013 are shown in the year of estimated completion.

(c)
For purposes of our ground lease contracts, the Operating Partnership uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a reset provision based on the communities appraised value or consumer price index but does not include a specified minimum lease payment, the Operating Partnership uses the current rent over the remainder of the lease term.

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
As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, which is the sole General Partner of the Operating Partnership of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.
Management’s Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act for the Company and the Operating Partnership. Under the supervision and with the participation of the management, the Chief Executive Officer and Chief Financial Officer of the Company, which is the sole General Partner of the Operating Partnership, conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (1992 Framework) (COSO). Based on such evaluation, management concluded that the Company’s and the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2013.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Report, has audited UDR, Inc.’s internal control over financial reporting as of December 31, 2013. The report of Ernst & Young LLP, which expresses an unqualified opinion on UDR, Inc.’s internal control over financial reporting as of December 31, 2013, is included under the heading “Report of Independent Registered Public Accounting Firm” of UDR, Inc. contained in this Report. Further, an attestation report of the registered public accounting firm of United Dominion Realty, L.P. will not be required as long as United Dominion Realty, L.P. is a non-accelerated filer.
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

Item 9B.   OTHER INFORMATION
None.

PART III
Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the information set forth under the headings “Election of Directors,” “Corporate Governance Matters,” “Audit Committee Report,” “Corporate Governance Matters-Board Leadership Structure and Committees-Audit Committee Financial Expert,” “Corporate Governance Matters-Identification and Selection of Nominees for Directors,” “Corporate Governance Matters-Board of Directors and Committee Meetings” and “Section 16(a) Beneficial Ownership Reporting Compliance” in UDR, Inc.’s definitive proxy statement (our “definitive proxy statement”) for its 2014 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.
Information required by this item regarding our executive officers is included in Part I of this Report in the section entitled “Business-Executive Officers of the Company”.
We have a code of ethics for senior financial officers that applies to our principal executive officer, all members of our finance staff, including the principal financial officer, the principal accounting officer, the treasurer and the controller, our director of investor relations, our corporate secretary, and all other Company officers. We also have a code of business conduct and ethics that applies to all of our employees. Information regarding our codes is available on our website, www.udr.com, and is incorporated by reference to the information set forth under the heading “Corporate Governance Matters” in our definitive proxy statement for UDR’s 2014 Annual Meeting of Stockholders. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of our codes by posting such amendment or waiver on our website.

Item 11.   EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Board Leadership Structure and Committees-Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation of Directors” and “Compensation Committee Report” in the definitive proxy statement for UDR’s 2014 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” and “Equity Compensation Plan Information” in the definitive proxy statement for UDR’s 2014 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Corporate Governance Overview,” “Corporate Governance Matters-Director Independence,” “Corporate Governance Matters-Board Leadership Structure and Committees-Independence of the Audit, Compensation and Governance Committees,” and “Executive Compensation” in the definitive proxy statement for UDR’s 2014 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the information set forth under the headings “Audit Matters-Audit Fees” and “Audit Matters-Pre-Approval Policies and Procedures” in the definitive proxy statement for UDR’s 2014 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

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

UDR, INC.
Date:	February 25, 2014	By:	/s/ Thomas W. Toomey
Thomas W. Toomey
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 25, 2014 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey	/s/ Katherine A. Cattanach
Thomas W. Toomey	Katherine A. Cattanach
Chief Executive Officer, President, and Director (Principal Executive Officer)	Director

/s/ Thomas M. Herzog	/s/ Eric J. Foss
Thomas M. Herzog	Eric J. Foss
Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Director

/s/ Mark A. Schumacher	/s/ Robert P. Freeman
Mark A. Schumacher	Robert P. Freeman
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	Director

/s/ James D. Klingbeil	/s/ Jon A. Grove
James D. Klingbeil	Jon A. Grove
Chairman of the Board	Director

/s/ Lynne B. Sagalyn	/s/ Mark J. Sandler
Lynne B. Sagalyn	Mark J. Sandler
Vice Chair of the Board	Director

/s/ Mark R. Patterson
Mark R. Patterson
Director

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED DOMINION REALTY, L.P. By: UDR, INC., its sole general partner
Date:	February 25, 2014	By:	/s/ Thomas W. Toomey
Thomas W. Toomey
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 25, 2014 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey	/s/ Katherine A. Cattanach
Thomas W. Toomey	Katherine A. Cattanach
Chief Executive Officer, President, and	Director of the General Partner
Director of the General Partner (Principal Executive Officer)

/s/ Thomas M. Herzog	/s/ Eric J. Foss
Thomas M. Herzog	Eric J. Foss
Senior Vice President and Chief Financial	Director of the General Partner
Officer of the General Partner (Principal Financial Officer)

/s/ Mark A. Schumacher	/s/ Robert P. Freeman
Mark A. Schumacher	Robert P. Freeman
Senior Vice President and Chief Accounting	Director of the General Partner
Officer of the General Partner (Principal Accounting Officer)

/s/ James D. Klingbeil	/s/ Jon A. Grove
James D. Klingbeil	Jon A. Grove
Chairman of the Board of the General Partner	Director of the General Partner

/s/ Lynne B. Sagalyn	/s/ Mark J. Sandler
Lynne B. Sagalyn	Mark J. Sandler
Vice Chair of the Board of the General Partner	Director of the General Partner

/s/ Mark R. Patterson
Mark R. Patterson
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of UDR, Inc.

We have audited the accompanying consolidated balance sheets of UDR, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income/(loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UDR, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), UDR, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
February 25, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of UDR, Inc.

We have audited UDR, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). UDR, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, UDR, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UDR, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income/(loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 25, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
February 25, 2014

UDR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2013	December 31, 2012
ASSETS
Real estate owned:
Real estate held for investment	$7,723,844	$7,475,771
Less: accumulated depreciation	(2,200,815)	(1,884,039)
Real estate held for investment, net	5,523,029	5,591,732
Real estate under development (net of accumulated depreciation of $1,411 and $1,253, respectively)	466,002	489,795
Real estate sold or held for disposition (net of accumulated depreciation of $6,568 and $39,390, respectively)	10,152	49,619
Total real estate owned, net of accumulated depreciation	5,999,183	6,131,146
Cash and cash equivalents	30,249	12,115
Restricted cash	22,796	23,561
Deferred financing costs, net	26,924	24,990
Notes receivable, net	83,033	64,006
Investment in and advances to unconsolidated joint ventures, net	507,655	477,631
Other assets	137,882	125,654
Total assets	$6,807,722	$6,859,103

LIABILITIES AND EQUITY

Liabilities:
Secured debt	$1,442,077	$1,430,135
Unsecured debt	2,081,626	1,979,198
Real estate taxes payable	13,847	14,076
Accrued interest payable	32,279	30,937
Security deposits and prepaid rent	27,203	25,025
Distributions payable	61,907	57,915
Accounts payable, accrued expenses, and other liabilities	118,682	104,567
Total liabilities	3,777,621	3,641,853

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests in the Operating Partnership	217,597	223,418

Equity:
Preferred stock, no par value; 50,000,000 shares authorized
2,803,812 shares of 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 shares at December 31, 2012)	46,571	46,571
Common stock, $0.01 par value; 350,000,000 shares authorized 250,749,665 shares issued and outstanding (250,139,408 shares at December 31, 2012)	2,507	2,501
Additional paid-in capital	4,109,765	4,098,882
Distributions in excess of net income	(1,342,070)	(1,143,781)
Accumulated other comprehensive income/(loss), net	(5,125)	(11,257)
Total stockholders’ equity	2,811,648	2,992,916
Noncontrolling interests	856	916
Total equity	2,812,504	2,993,832
Total liabilities and equity	$6,807,722	$6,859,103
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011

REVENUES:
Rental income	$746,484	$704,701	$613,689

Joint venture management and other fees	12,442	11,911	9,668
Total revenues	758,926	716,612	623,357

OPERATING EXPENSES:
Property operating and maintenance	144,319	139,784	127,091
Real estate taxes and insurance	93,765	86,154	75,007
Property management	20,528	19,378	16,875
Other operating expenses	7,136	5,718	6,118
Real estate depreciation and amortization	339,532	341,926	324,630
General and administrative	42,238	43,792	47,257
Hurricane-related (recoveries)/charges, net	(12,253)	8,495	—
Other depreciation and amortization	6,741	4,105	3,931
Total operating expenses	642,006	649,352	600,909

Operating income	116,920	67,260	22,448

Income/(loss) from unconsolidated entities	(415)	(8,579)	(6,352)
Interest expense	(126,083)	(138,792)	(156,366)
Interest and other income/(expense), net	4,619	3,524	7,754
Income/(loss) before income taxes and discontinued operations	(4,959)	(76,587)	(132,516)
Tax benefit, net	7,299	30,282	5,647
Income/(loss) from continuing operations	2,340	(46,305)	(126,869)
Income/(loss) from discontinued operations, net of tax	43,942	266,608	147,454
Net income/(loss)	46,282	220,303	20,585
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership	(1,530)	(7,986)	(395)
Net (income)/loss attributable to noncontrolling interests	60	(140)	(167)
Net income/(loss) attributable to UDR, Inc.	44,812	212,177	20,023
Distributions to preferred stockholders — Series E (Convertible)	(3,724)	(3,724)	(3,724)
Distributions to preferred stockholders — Series G	—	(2,286)	(5,587)
Premium on preferred stock redemption or repurchases, net	—	(2,791)	(175)
Net income/(loss) attributable to common stockholders	$41,088	$203,376	$10,537

Income/(loss) per weighted average common share — basic and diluted:
Income/(loss) from continuing operations attributable to common stockholders	$(0.01)	$(0.22)	$(0.65)
Income/(loss) from discontinued operations attributable to common stockholders	$0.17	$1.07	$0.71
Net income/(loss) attributable to common stockholders	$0.16	$0.85	$0.05

Weighted average number of common shares outstanding — basic and diluted	249,969	238,851	201,294
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)

	Years Ended December 31,
	2013	2012	2011

Net income/(loss)	$46,282	$220,303	$20,585
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(469)	(4,924)	(16,477)
(Gain)/loss reclassified into earnings from other comprehensive income	6,851	7,649	9,132
Other comprehensive income/(loss) - marketable securities:
(Gain)/loss reclassified into earnings from other comprehensive income	—	—	(3,492)
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	6,382	2,725	(10,837)
Comprehensive income/(loss)	52,664	223,028	9,748
Comprehensive income/(loss) attributable to noncontrolling interests	1,720	8,206	158
Comprehensive income/(loss) attributable to UDR, Inc.	$50,944	$214,822	$9,590
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share data)

					Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss), net	Noncontrolling Interests	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	6,029,374	$131,710	182,496,330	$1,825	$2,450,141	$(973,864)	$(3,469)	$3,687	$1,610,030
Net income/(loss) attributable to UDR, Inc.	—	—	—	—	—	20,023	—	—	20,023
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	167	167
Other comprehensive income/(loss)	—	—	—	—	—	—	(10,433)	—	(10,433)
Issuance/(forfeiture) of common and restricted shares, net	—	—	615,752	6	10,996	—	—	—	11,002
Issuance of common shares through public offering	—	—	36,525,632	366	879,388	—	—	—	879,754
Redemption of 141,200 shares of 6.75% Series G Cumulative Redeemable Shares	(141,200)	(3,530)	—	—	108	(175)	—	—	(3,597)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	—	—	12,511	—	287	—	—	—	287
Acquisition of noncontrolling interests	—	—	—	—	(450)	—	—	—	(450)
Increase in noncontrolling interests from business combination, net	—	—	—	—	—	—	—	880	880
Common stock distributions declared ($0.80 per share)	—	—	—	—	—	(165,590)	—	—	(165,590)
Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	—	—	(3,724)	—	—	(3,724)
Preferred stock distributions declared-Series G ($1.6875 per share)	—	—	—	—	—	(5,587)	—	—	(5,587)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	—	—	(13,978)	—	—	(13,978)
Balance at December 31, 2011	6,068,174	128,180	219,650,225	2,197	3,340,470	(1,142,895)	(13,902)	4,734	2,318,784
Net income/(loss) attributable to UDR, Inc.	—	—	—	—	—	212,177	—	—	212,177
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	140	140
Other comprehensive income/(loss)	—	—	—	—	—	—	2,645	—	2,645
Issuance/(forfeiture) of common and restricted shares, net	—	—	(22,224)	—	(742)	—	—	—	(742)
Issuance of common shares through public offering	—	—	30,490,969	305	755,833	—	—	—	756,138
Redemption of 3,264,362 shares of 6.75% Series G Cumulative Redeemable Shares	(3,264,362)	(81,609)	—	—	2,791	(2,791)	—	—	(81,609)
Adjustment for conversion of noncontrolling interest of unitholders in the. Operating Partnership	—	—	20,438	(1)	530	—	—	—	529
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	(4,871)	(4,871)
Increase in noncontrolling interests from business combination, net	—	—	—	—	—	—	—	913	913
Common stock distributions declared ($0.88 per share)	—	—	—	—	—	(215,654)	—	—	(215,654)
Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	—	—	(3,724)	—	—	(3,724)
Preferred stock distributions declared-Series G ($0.5671875 per share)	—	—	—	—	—	(2,286)	—	—	(2,286)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	—	—	11,392	—	—	11,392

UDR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(In thousands, expect share and per share data)

					Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss), net	Noncontrolling Interests	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	2,803,812	46,571	250,139,408	2,501	4,098,882	(1,143,781)	(11,257)	916	2,993,832
Net income/(loss) attributable to UDR, Inc.	—	—	—	—	—	44,812	—	—	44,812
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	(60)	(60)
Other comprehensive income/(loss)	—	—	—	—	—	—	6,132	—	6,132
Issuance/(forfeiture) of common and restricted shares, net	—	—	533,966	5	9,067	—	—	—	9,072
Adjustment for conversion of noncontrolling interest of unitholders in Operating Partnership	—	—	76,291	1	1,816	—	—	—	1,817
Common stock distributions declared ($0.94 per share)	—	—	—	—	—	(235,721)	—	—	(235,721)
Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	—	—	(3,724)	—	—	(3,724)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	—	—	(3,656)	—	—	(3,656)
Balance at December 31, 2013	2,803,812	$46,571	250,749,665	$2,507	$4,109,765	$(1,342,070)	$(5,125)	$856	$2,812,504
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)

	Years Ended December 31,
	2013	2012	2011
Operating Activities
Net income/(loss)	$46,282	$220,303	$20,585
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	348,231	354,505	374,274
Net gain on the sale of depreciable property, net of tax	(41,919)	(251,554)	(125,928)
Impairment loss, net of tax	1,470	—	—
Tax benefit, net	(7,299)	(30,282)	(5,647)
Loss from unconsolidated entities	415	8,579	6,352
Hurricane-related (recoveries)/charges, net	(270)	8,495	—
Other	24,826	26,009	22,457
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(15,135)	12,647	(38,282)
Increase/(decrease) in operating liabilities	(16,699)	(21,515)	(2,400)
Net cash provided by operating activities	339,902	327,187	251,411

Investing Activities
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	—	(108,215)	(989,029)
Proceeds from sales of real estate investments, net	250,043	593,167	321,803
Development and redevelopment of real estate assets	(372,744)	(246,923)	(98,683)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(61,535)	(144,877)	(91,476)
Capital expenditures — non-real estate assets	(7,639)	(7,947)	(13,267)
Investment in unconsolidated joint ventures	(43,291)	(283,369)	(104,311)
Distributions received from unconsolidated joint ventures	130,984	50,580	11,202
(Issuance)/repayment of notes receivable	(19,027)	(63,998)	7,800
Purchase deposits on pending real estate acquisitions	—	—	(80,397)
Cash paid in nonmonetary asset exchange	—	—	(28,124)
Proceeds from sales of marketable securities	—	—	9,799
Net cash provided by/(used in) investing activities	(123,209)	(211,582)	(1,054,683)

Financing Activities
Payments on secured debt	(46,564)	(491,885)	(332,546)
Proceeds from the issuance of secured debt		250	30,728
Payments on unsecured debt	(122,500)	(100,000)	(264,829)
Proceeds from the issuance of unsecured debt	299,943	396,400	296,964
Net proceeds/(repayment) of revolving bank debt	(76,000)	(345,000)	389,250
Proceeds from the issuance of common shares through public offering, net	—	756,138	879,754
Payments for the repurchase of Series G preferred stock, net	—	(81,609)	(3,597)
Distributions paid to redeemable noncontrolling interests	(9,348)	(9,033)	(10,947)
Acquisition of nonredeemable noncontrolling interests	—	(4,871)	—

UDR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands, except for share data)

	Years Ended December 31,
	2013	2012	2011
Distributions paid to preferred stockholders	(3,724)	(6,954)	(9,311)
Distributions paid to common stockholders	(231,822)	(207,470)	(150,446)
Other	(8,544)	(21,959)	(18,731)
Net cash provided by/(used in) financing activities	(198,559)	(115,993)	806,289
Net increase/(decrease) in cash and cash equivalents	18,134	(388)	3,017
Cash and cash equivalents, beginning of year	12,115	12,503	9,486
Cash and cash equivalents, end of year	$30,249	$12,115	$12,503

Supplemental Information:

Interest paid during the period, net of amounts capitalized	$127,877	$133,133	$155,598

Non-cash transactions:
Real estate acquired in asset exchange or upon consolidation of joint ventures	129,437	—	268,853
Real estate disposed in asset exchange	—	—	192,576
Transfer of real estate owned to investment in and advances to unconsolidated ventures	175,951	—	—
Secured debt assumed in the acquisitions of properties, including asset exchange and consolidation of joint ventures	63,595	34,412	278,657
Secured debt transferred in asset exchange	—	—	55,356
Fair market value adjustment of secured debt assumed in acquisitions of properties, including asset exchange	—	2,617	26,880
Development costs and capital expenditures incurred but not yet paid	37,220	24,551	2,009
Contribution of purchase deposit made in 2011 to unconsolidated joint venture	—	80,397	—
Conversion of operating partnership noncontrolling interests to common stock (76,291 shares in 2013, 20,438 shares in 2012; and 12,511 shares in 2011)	1,817	529	287
OP Units issued in partial consideration for property acquisition	—	—	111,034
See accompanying notes to consolidated financial statements.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

1. CONSOLIDATION AND BASIS OF PRESENTATION
Organization and Formation
UDR, Inc. (“UDR,” the “Company,” “we,” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities generally in high barrier-to-entry markets located in the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. At December 31, 2013, our consolidated apartment portfolio consisted of 141 consolidated communities located in 21 markets consisting of 41,250 apartment homes. In addition, the Company has an ownership interest in 9,909 apartment homes through unconsolidated joint ventures.
Basis of Presentation
The accompanying consolidated financial statements of UDR include its wholly-owned and/or controlled subsidiaries (see the “Consolidated Joint Ventures” section of Note 5, Joint Ventures and Partnerships, for further discussion). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.
The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”). As of December 31, 2013 and 2012, there were 183,278,698 and 184,281,253 units, respectively, in the Operating Partnership outstanding, of which 173,959,774 units or 94.9% and 174,886,035 or 94.9%, respectively, were owned by UDR and 9,318,924 units or 5.1% and 9,395,218 or 5.1%, respectively, were owned by limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership.
The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those mentioned in Note 3, Real Estate Owned, and Note 6, Secured and Unsecured Debt.

2. SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-10, Disclosures about Offsetting Assets and Liabilities. The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This included the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either 1) offset on the balance sheet in accordance with the “Offsetting Guidance” in ASC 210-20-45 or ASC 815-10-45 (collectively, the offsetting guidance) or 2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with the “Offsetting Guidance”. The amendments, which were adopted by the Company on January 1, 2013, impacted the Company’s disclosures related to its derivative activities. (See Note 13, Derivatives and Hedging Activity.) The new guidance did not have any impact on the Company’s consolidated financial position, results of operations, or cash flows.
In February 2012, the FASB issued ASU No. 2013-02, Other Comprehensive Income (Topic 220) to require preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income (“AOCI”). For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the notes thereto) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other existing disclosures is required in the notes. The amendments, which were adopted by the Company on January 1, 2013, did not have any impact on the Company's consolidated financial position, results of operations, or cash flows. The accompanying consolidated financial statements include the required disclosures in the Consolidated Statements of Comprehensive Income/(Loss) or in the notes thereto for each of the three years in the period ended December 31, 2013.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

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
Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which are 35 to 55 years for buildings, 10 to 35 years for major improvements, and 3 to 10 years for furniture, fixtures, equipment, and other assets. As of December 31, 2013 and 2012, the amount of our net intangible assets, which are reflected in Other Assets in the Consolidated Balance Sheets, was $9.0 million and $11.9 million, respectively. As of December 31, 2013 and 2012, the amount of our net intangible liabilities, which are reflected in Accounts Payable, Accrued Expenses, and Other Liabilities in the Consolidated Balance Sheets, was $4.4 million and $5.2 million. The balances are being amortized over the remaining life of the respective intangible.
Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total Real Estate Owned, Net of Accumulated Depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the years ended December 31, 2013, 2012, and 2011 were $11.1 million, $10.0 million and $10.0 million, respectively. During the years ended December 31, 2013, 2012, and 2011, total interest capitalized was $29.4 million, $26.4 million, and $13.0 million, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion and depreciation commences over the estimated useful life.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

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
For sale transactions meeting the requirements for full accrual profit recognition, we remove the related assets and liabilities from our Consolidated Balance Sheets and record the gain or loss in the period the transaction closes. For sale transactions that do not meet the full accrual sale criteria due to our continuing involvement, we evaluate the nature of the continuing involvement and account for the transaction under an alternate method of accounting. Unless certain limited criteria are met, non-monetary transactions, including property exchanges, are accounted for at fair value.
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
Notes Receivable

The following table summarizes our notes receivable, net as of December 31, 2013 and 2012 (dollars in thousands):

	Interest rate at December 31, 2013	December 31, 2013	December 31, 2012
Note due March 2014 (a)	3.67%	$40,800	$—
Note due October 2014 - related party (b)	—	—	24,481
Note due February 2017 (c)	10.00%	14,580	13,200
Note due July 2017 (d)	8.00%	1,400	100
Note due June 2022 (net of discount of $247 and $275) (e)	7.00%	26,253	26,225
Total notes receivable, net		$83,033	$64,006
(a) In conjunction with the sale of its 95% interest in the Lodge at Stoughton, one of its unconsolidated joint ventures, the Company provided the buyer with a $40.8 million three-month bridge loan at LIBOR plus a spread of 350 basis points with two three-month extension options at increased rates. For additional information on this transaction see Note 5, Joint Ventures and Partnerships.
(b) As of December 31, 2012, the Company had a $24.5 million unsecured note receivable with one of its unconsolidated joint ventures. In December 2013, the outstanding balance was paid off in connection with the sale of the Company’s 95% interest in the joint venture. (See footnote (a) above and Note 5, Joint Ventures and Partnerships, for additional information on this transaction.)
(c) The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $14.6 million, which bears an interest rate of 10.00% per annum. During the year ended December 31, 2013, the Company loaned an additional $1.4 million under this note. Interest payments are due monthly. The note matures at the earliest of the following: (a)

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (February 2017).
(d) The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $2.5 million, which bears an interest rate of 8.00% per annum. During the year ended December 31, 2013, the Company loaned an additional $1.3 million under the note. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (July 2017).
(e) In 2012, the Company purchased mezzanine debt securing a mortgage on a class A community in West Los Angeles, California. The $26.5 million loan was purchased at a yield of 7.25% and bears a coupon rate of 7.00%. Interest payments are due monthly and the note is due June 2022. The discount is amortized using the effective interest method.
During the years ended December 31, 2013, 2012 and 2011, the Company recognized $4.1 million, $2.7 million and $646,000 of interest income, net of accretion, from these notes receivable, of which $765,000, $281,000 and $0, respectively, were related party interest income. Interest income is included in Interest and Other Income/(Expense), Net on the Consolidated Statements of Operations.
Marketable Securities
During the year ended December 31, 2011, the Company sold marketable securities for $3.5 million, resulting in a realized gain of $3.1 million, which is included in Interest and Other Income/(Expense), Net on the Consolidated Statements of Operations. The cost of securities sold was based on the specific identification method. Unrealized gains of $3.5 million were reclassified out of accumulated other comprehensive income/(loss) into earnings during the year ended December 31, 2011. The marketable securities, which represented common stock in a publicly held company, were classified as “available-for-sale,” and were carried at fair value with unrealized gains and losses reported as a component of other comprehensive income/(loss).
Investment in Joint Ventures and Partnerships
We use the equity method to account for investments in joint ventures and partnerships that qualify as variable interest entities where we are not the primary beneficiary and entities that we do not control or where we do not own a majority of the economic interest but have the ability to exercise significant influence over the operating and financial policies of the investee. Throughout these financial statements we use the term “joint venture” or “partnership” when referring to investments in entities in which we do not have a 100% ownership interest. The Company also uses the equity method when we function as the managing partner and our venture partner has substantive participating rights or where we can be replaced by our venture partner as managing partner without cause. For a joint venture or partnership accounted for under the equity method, our share of net earnings or losses is reflected as income/loss when earned/incurred and distributions are credited against our investment in the joint venture or partnership as received.
In determining whether a joint venture or partnership is a variable interest entity, the Company considers: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including necessity of subordinated debt; estimates of future cash flows; ours and our partner’s ability to participate in the decision making related to acquisitions, disposition, budgeting and financing of the entity; obligation to absorb losses and preferential returns; nature of our partner’s primary operations; and the degree, if any, of disproportionality between the economic and voting interests of the entity. As of December 31, 2013, the Company did not determine any of our joint ventures or partnerships to be variable interest entities.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

Derivative Financial Instruments
The Company utilizes derivative financial instruments to manage interest rate risk and generally designates these financial instruments as cash flow hedges. Derivative financial instruments are recorded on our Consolidated Balance Sheets as either an asset or liability and measured quarterly at their fair value. The changes in fair value for cash flow hedges that are deemed effective are reflected in other comprehensive income/(loss) and for non-designated derivative financial instruments in earnings. The ineffective component of cash flow hedges, if any, is recorded in earnings.
Redeemable Noncontrolling Interests in the Operating Partnership
Interests in the Operating Partnership held by limited partners are represented by Operating Partnership units (“OP Units”). The income is allocated to holders of OP Units based upon net income available to common stockholders and the weighted average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to noncontrolling interests in accordance with the terms of the partnership agreement.
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
Income taxes for our TRS, RE3, are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of December 31, 2013, UDR recorded a net income tax receivable of $1.3 million and a net deferred tax asset of $32.3 million (net of a valuation allowance of $1.3 million), which are classified in Other Assets on the Consolidated Balance Sheets.

Prior to 2012, RE3 had a history of losses and, as a result, historically recognized a valuation allowance for net deferred tax assets.  Each quarter, the Company evaluates the need to retain all or a portion of the valuation allowance on its net deferred tax assets. In 2012, the Company determined that it was more likely than not that the deferred tax assets, including any remaining net operating loss carry forward, would be realized. In making this determination, the Company analyzed, among other things, its recent history of earnings from sales of depreciable property, forecasts of future earnings and its cumulative earnings for the last twelve quarters. The reversal of the valuation allowance resulted in an income tax benefit of $44.4 million during the year ended December 31, 2012, $21.5 million of which is reported in continuing operations and included within Tax Benefit, Net in the Consolidated Statements of Operations, and $22.9 million of which is included within Income/(Loss) from Discontinued Operations, Net of Tax in the Consolidated Statements of Operations.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

of any related appeals or litigation processes, based on the technical merits of the position. The Company will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement.
UDR had no material unrecognized tax benefit, accrued interest or penalties at December 31, 2013. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2010 through 2012 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense.
Discontinued Operations
Under GAAP, the results of operations for those properties sold during the year or classified as held for sale at the end of the current year are classified as discontinued operations in the current and prior periods. Further, to meet the discontinued operations criteria, the Company will not have any significant continuing involvement in the ownership or operation of the property after the sale or disposition. Once a property is classified as held for sale, depreciation is no longer recorded. However, if the Company determines that the property no longer meets the criteria for held for sale, the Company will recapture any unrecorded depreciation on the property. The assets and liabilities, if any, of properties classified as held for sale are presented separately on the Consolidated Balance Sheets at the lower of their carrying amount or their estimated fair value less the costs to sell the assets. (See Note 4, Discontinued Operations and Assets Held for Sale, for further discussion).

Stock-Based Employee Compensation Plans
The Company measures the cost of employee services received in exchange for an award of an equity instrument based on the award’s fair value on the grant date and recognizes the cost over the period during which the employee is required to provide service in exchange for the award, which is generally the vesting period. The fair value for stock options issued by the Company is calculated utilizing the Black-Scholes-Merton formula. For performance based awards, the Company remeasures the fair value each balance sheet date with adjustments made on a cumulative basis until the award is settled and the final compensation is known. The fair value for market based awards issued by the Company is calculated utilizing a Monte Carlo simulation. For further discussion, see Note 9, Employee Benefit Plans.
Advertising Costs
All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item General and Administrative. During the years ended December 31, 2013, 2012, and 2011, total advertising expense was $5.7 million, $6.2 million, and $5.4 million, respectively.
Cost of Raising Capital
Costs incurred in connection with the issuance of equity securities are deducted from stockholders’ equity. Costs incurred in connection with the issuance or renewal of debt are recorded based on the terms of the debt issuance or renewal. Accordingly, if the terms of the renewed or modified debt instrument are deemed to be substantially different (i.e. a 10 percent or greater difference in the cash flows between instruments), all unamortized financing costs associated with the extinguished debt are charged to earnings in the current period and certain costs of new debt issuances are capitalized and amortized over the term of the debt. When the cash flows are not substantially different, the lender costs associated with the renewal or modification are capitalized and amortized into interest expense over the remaining term of the related debt instrument and other related costs are expensed. The balance of any unamortized financing costs associated with retired debt is expensed upon retirement. Deferred financing costs for new debt instruments include fees and costs incurred by the Company to obtain financing. Deferred financing costs are generally amortized on a straight-line basis, which approximates the effective interest method, over a period not to exceed the term of the related debt.
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
When redeeming or repurchasing preferred stock, the Company recognizes share issuance costs as a charge to the preferred stock on a pro rata basis to the total costs incurred for the preferred stock as well as any premium or discount on the

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

redemption or repurchase. In connection with the redemption of the Series G Preferred Stock, the Company recognized a (decrease)/increase in net income/(loss) attributable to common stockholders of $(2.8) million, and $(175,000) for the years ended December 31, 2012, and 2011, respectively, which is reported in Premium on Preferred Stock Redemption or Repurchases, Net on the Consolidated Statements of Operations.
Comprehensive Income/(Loss)
Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the years ended December 31, 2013, 2012, and 2011, the Company's other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments and marketable securities reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to redeemable noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in interest expense in the accompanying Consolidated Statements of Operations. See Note 13, Derivatives and Hedging Activity, for further discussion. The (gain)/loss on marketable securities reclassified from other comprehensive income/(loss) is included in Interest and Other Income/(Expense), Net on the Consolidated Statements of Operations. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the years ended December 31, 2013, 2012, and 2011 was $250,000, $80,000, and $(404,000), respectively.
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
Market Concentration Risk
The Company is subject to increased exposure from economic and other competitive factors specific to markets where the Company holds a significant percentage of the carrying value of its real estate portfolio. At December 31, 2013, the Company held greater than 10% of the carrying value of its real estate portfolio in the Orange County, California; Metropolitan D.C.; and New York, New York markets.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

3. REAL ESTATE OWNED
Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and sold or held for sale properties. As of December 31, 2013, the Company owned and consolidated 141 communities in 10 states plus the District of Columbia totaling 41,250 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013	December 31, 2012
Land	$1,847,127	$1,884,403
Depreciable property — held and used:
Building, improvements, and furniture, fixtures and equipment	5,876,717	5,591,368
Under development:
Land	110,769	151,154
Construction in progress	356,644	339,894
Real estate sold or held for sale:
Land	10,751	22,766
Building, improvements, and furniture, fixtures and equipment	5,969	66,243
Real estate owned	8,207,977	8,055,828
Accumulated depreciation	(2,208,794)	(1,924,682)
Real estate owned, net	$5,999,183	$6,131,146

In June 2013, the Company sold a 50% interest in five partnerships (the “UDR/MetLife Vitruvian Park® Partnerships”) to MetLife for approximately $141.3 million, before transaction costs of $936,000. The properties held by the UDR/MetLife Vitruvian Park® Partnerships are located in Addison, Texas and consist of two operating communities with 739 apartment homes, one recently completed development community in lease-up with 391 apartment homes, and 28.4 acres of developable land parcels. The transaction resulted in a gain of approximately $436,000 which the Company has deferred until the terms of the construction completion guarantee have been met. The UDR/MetLife Vitruvian Park® Partnerships are accounted for under the equity method of accounting and are included in Investment In and Advances To Unconsolidated Joint Ventures, Net on the Consolidated Balance Sheets. See further discussion of this transaction in Note 5, Joint Ventures and Partnerships.

The operations of the UDR/MetLife Vitruvian Park® Partnerships' assets, prior to the sale of a 50% interest, have been classified as a component of continuing operations on the Consolidated Statements of Operations, as UDR has continuing involvement over the duration of the partnership.

In December 2013, the Company sold a 49% interest to MetLife in the Company’s fully-entitled 399 Fremont land parcel located in San Francisco, California for approximately $29.9 million. In conjunction with the sale, the Company formed a new unconsolidated joint venture, UDR/MetLife 399 Fremont, to develop a $318 million, 447-home, luxury high-rise tower on the site. As the Company recently acquired the 399 Fremont land parcel, the sale price was equivalent to the cost basis resulting in no gain or loss on the transaction. For more information on this transaction see Note 5, Joint Ventures and Partnerships.
In December 2013, the Company became the managing partner of two joint ventures resulting in consolidation of both and increasing the real estate owned by $129.4 million. See Note 5, Joint Ventures and Partnerships, for further details.
In January 2014, the Company acquired a fully-entitled land parcel for future development located in Huntington Beach, California for $78.0 million.
In 2012, the Company acquired the remaining 80% ownership interests in two apartment communities (633 homes) for $11.7 million from one of our joint ventures. Also the Company acquired our partners’ interests in two development joint ventures and two joint ventures, which owned parcels of land for future development. Total acquisition value of these communities and land parcels at the acquisition date was recorded as $102.1 million to land; $38.8 million to buildings, improvements and furniture, fixtures, and equipment; $1.5 million to intangible assets; and $38.1 million to assumed debt and liabilities.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

The Company incurred $59,000, $2.3 million and $4.8 million of acquisition-related costs during the years ended December 31, 2013, 2012, and 2011, respectively. These expenses are reported within the line item General and Administrative on the Consolidated Statements of Operations.
4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
The results of operations for properties sold during the year or designated as held for sale at the end of the year are classified as discontinued operations for all periods presented. Properties classified as real estate held for sale generally represent properties that are actively marketed or contracted for sale with the closing expected to occur within the next twelve months. The presentation of discontinued operations does not have an impact on net income/(loss) attributable to common stockholders, and results in the reclassification of the operating results of all properties sold or classified as held for sale through December 31, 2013, within the Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets as of December 31, 2013 and 2012, if applicable. The gain/(loss) on the sale of depreciable properties, net of tax and the income/(loss) attributable to disposed properties are reported within the line item Income/(Loss) from Discontinued Operations, Net of Tax on the Consolidated Statements of Operations.
During the year ended December 31, 2013, the Company sold two communities in the Sacramento market with 914 apartment homes for gross proceeds of $81.1 million. During the year ended December 31, 2012, the Company sold 21 communities with 6,507 apartment homes for gross proceeds of $609.4 million. During the year ended December 31, 2011, the Company sold 18 communities with 4,488 apartment homes, which included six communities with 1,418 apartment homes sold in conjunction with an asset exchange, for gross proceeds of $593.4 million.
The Company had one commercial operating property under contract to sell for approximately $10.8 million that met the criteria to be classified as held for sale and included in Income/(Loss) from Discontinued Operations, Net of Tax on the Consolidated Statements of Operations at December 31, 2013. In December 2013, the Company recognized an impairment loss of $1.5 million, net of tax, on this property under a Level 3 assessment as the purchase price less estimated cost of sale was less than the carrying value.
During the years ended December 31, 2013, 2012, and 2011, UDR recognized net gain/(loss) on the sale of depreciable properties, before tax of $41.9 million, $260.4 million, and $138.5 million, respectively, which are included in Income/(Loss) from Discontinued Operations, Net of Tax on the Consolidated Statements of Operations.
The following is a summary of income/(loss) from discontinued operations, net of tax for the years ended December 31, 2013, 2012, and 2011 (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Rental income	$9,152	$39,543	$117,269
Rental expenses	3,511	14,106	44,100
Property management	252	1,087	3,226
Real estate depreciation	1,958	8,475	45,713
Interest and other (income)/expense, net	(62)	821	2,066
Income/(loss) attributable to disposed properties and assets held for sale	3,493	15,054	22,164
Net gain/(loss) on the sale of depreciable property	41,919	260,404	138,508
Impairment charges	(2,355)	—	—
Income tax benefit/(expense)	885	(8,850)	(13,218)
Income/(loss) from discontinued operations, net of tax	$43,942	$266,608	$147,454

Income/(loss) from discontinued operations attributable to UDR, Inc.	$42,364	$256,533	$142,122

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

5. JOINT VENTURES AND PARTNERSHIPS
UDR has entered into joint ventures and partnerships with unrelated third parties to acquire real estate assets that are either consolidated and included in Real Estate Owned on the Consolidated Balance Sheets or are accounted for under the equity method of accounting, and are included in Investment in and Advances to Unconsolidated Joint Ventures, Net on the Consolidated Balance Sheets. The Company consolidates an entity in which we own less than 100% but control the joint venture or partnership as well as any variable interest entity where we are the primary beneficiary. In addition, the Company consolidates any joint venture or partnership in which we are the general partner or managing partner and the third party does not have the ability to substantively participate in the decision-making process nor the ability to remove us as general partner or managing partner without cause.
UDR’s joint ventures and partnerships are funded with a combination of debt and equity. Our losses are limited to our investment and except as noted below, the Company does not guarantee any debt, capital payout or other obligations associated with our joint ventures and partnerships.
Consolidated Joint Ventures

In December 2013, the Company consolidated its 95%/5% development joint ventures 13th and Market in San Diego, CA and Domain College Park in Metropolitan, D.C. The consolidation was due to the Company becoming the managing partner of each of the joint ventures pursuant to amendments to the LLC Agreements. In connection with the amendments, our partner received equity distributions reducing its capital account balances to zero, the Company replaced our partner as the managing partner, and our partner no longer has the ability to substantively participate in the decision-making process, with only protective rights remaining. We accounted for the consolidations as asset acquisitions since the joint ventures were under development and not complete at the time of consolidation resulting in no gain or loss upon consolidation and increasing our real estate owned by $129.4 million and our debt owed by $63.6 million. In addition pursuant to the amendments, the Company paid a non-refundable deposit to our partner in January 2014 of $2.0 million for each joint venture, or $4.0 million in total, for the right to exercise options in 2014 to acquire our partner’s upside participation in the joint ventures. The non-refundable deposits will be applied towards the future purchase price, which will be equivalent to our partner’s right to receive certain upside participation from the developments.
In May 2012, the Company formed a joint venture with an unaffiliated third party to acquire Pier 4 (land for future development) in Boston, Massachusetts. At closing, UDR owned a 98.0% interest in the joint venture. The Company’s total investment of $26.6 million consisted of our initial investment and the acquisition of its partner’s 2.0% ownership interest in the joint venture in 2012.
In September 2012, the Company formed a joint venture with an unaffiliated third party to acquire 3032 Wilshire (land for future development) in Santa Monica, California. At closing and at December 31, 2013, UDR owned a controlling interest of 95% in the joint venture for an initial investment of $10.3 million.
In October 2012, the Company formed a joint venture with an unaffiliated third party to acquire 2919 Wilshire (land for future development) in Santa Monica, California. At closing and at December 31, 2013, UDR owned a controlling interest of 95% in the joint venture for an initial investment of $7.0 million.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

In 2011, the Company invested in a joint venture with an unaffiliated third party to acquire and redevelop Beach Walk, an existing commercial property, into a 173 apartment home community in Huntington Beach, California. At closing, the Company contributed $9.0 million and owned a 90% controlling interest in the investment. Under the terms of the operating agreement, our partner was required to achieve certain criteria as it relates to the entitlement process. If the criteria were met on or before 730 days after the site plan application was deemed complete by the City of Huntington Beach, the Company was obligated to contribute an additional $3.0 million to the joint venture for distribution to our partner. At the acquisition date, the Company accrued and capitalized $3.0 million related to the contingent consideration, which represented the difference between fair value of the property of $9.8 million on the formation date and the estimated fair value of the underlying property upon completion of the entitlement process of $12.8 million. The Company estimated the fair value based on Level 3 inputs utilized in a third party valuation. In 2012, the Company paid the joint venture partner a total of $4.1 million for its 10% noncontrolling interest and settlement of the contingent consideration.
Unconsolidated Joint Ventures and Partnerships
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures and partnerships consisting of our proportionate share of the net earnings or losses of the joint ventures and partnerships. In addition, we may earn fees for providing management services to the unconsolidated joint ventures and partnerships.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net which are accounted for under the equity method of accounting as of December 31, 2013 and 2012 (dollars in thousands):

Joint Venture	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at	UDR’s Ownership Interest
2013	2013	2013	2012	2013	2012
Operating and development:
UDR/MetLife I (a)	Various	8 operating communities	1,641	$47,497	$74,964	13.2%	13.3%
7 land parcels	N/A	4.0%	4.3%
UDR/MetLife II (a)	Various	15 operating communities	3,119	327,926	326,600	50.0%	50.0%
UDR/MetLife Vitruvian Park® (b)	Addison, TX	2 operating communities	739	79,318	—	50.0%	—
1 non-stabilized community	391
6 land parcels	N/A
UDR/MetLife 399 Fremont (c)	San Francisco, CA	1 development community (*)	447	36,313	—	51.0%	—
UDR/KFH (d)	Washington, D.C.	3 operating communities	660	25,919	29,589	30.0%	30.0%
Texas (e)	Texas	8 operating communities	3,359	(23,591)	(25,309)	20.0%	20.0%
Lodge at Stoughton (f)	Stoughton, MA	—	—	—	16,311	—	95.0%
13th & Market (g)	San Diego, CA	—	—	—	29,930	—	95.0%
Domain College Park (g)	College Park, MD	—	—	—	25,546	—	95.0%
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment	493,382	477,631

Location	Preferred Return	Years To Maturity	Investment at	Income From Participating Loan Investment For The Years Ended
Participating loan investment:	2013	2012	2013	2012	2011
Steele Creek (h)	Denver, CO	6.5%	3.8	14,273	—	$156	$—	$—

Total investment in and advances to unconsolidated joint ventures, net	$507,655	$477,631
(*)    The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes. The number of apartment homes completed as of December 31, 2013 for one development community at UDR/MetLife 399 Fremont was zero.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

(a) In June 2013 and within UDR/MetLife I, the Company exchanged with MetLife its approximately 10% ownership interest in four operating communities and paid MetLife an additional $15.6 million in cash for an increased ownership interest of approximately 35% in two high-rise operating communities, bringing UDR's ownership interest in the two high-rise operating communities to 50% each. The two high-rise operating communities are located in Denver, Colorado and San Diego, California and were subsequently contributed to UDR/MetLife II. The four operating communities in which UDR exchanged its ownership interest are located in Washington D.C.; San Francisco, California; Dallas, Texas; and Charlotte, North Carolina. At 50% ownership, the Company's pro-rata share of the undepreciated book value of the UDR/MetLife II joint venture assets and outstanding debt was $796.4 million and $444.6 million, respectively, at June 30, 2013. UDR continues to fee manage the four operating communities in which UDR exchanged its ownership interests.
In November 2012, the Company exchanged its 12% ownership interest in four operating communities and 3.1% ownership in two land parcels in UDR/MetLife I, and paid MetLife $10.0 million in cash for an additional 41% ownership interest in The Olivian, a high-rise building located in downtown Seattle, bringing UDR’s ownership interest in The Olivian to 50%. The community was contributed to UDR/MetLife II. The properties and land parcels, in which UDR exchanged its ownership interest, are located in Houston, Texas; Tampa, Florida; Charlotte, North Carolina; and Chicago, Illinois. UDR continued to fee manage the four operating communities.

In January 2012, the Company formed a new real estate joint venture, UDR/MetLife II, with MetLife, in which each party owned a 50% interest. The 12 communities in the joint venture included seven from UDR/MetLife I, while the remaining five operating communities were newly acquired by UDR/MetLife II. The newly acquired communities, collectively known as Columbus Square, were recently developed, high-rise apartment buildings located on the Upper West Side of Manhattan and were purchased for $637.5 million. The Company serves as the general partner with significant participating rights held by our partner. The Company earns property management, asset management and financing fees. Our initial investment was $327.1 million, which consisted of $293.5 million of cash paid and $33.6 million of our equity in the seven communities transferred from UDR/MetLife I.
(b) In June 2013, the Company sold a 50% interest in five partnerships (the “UDR/MetLife Vitruvian Park® Partnerships”) to MetLife for approximately $141.3 million. The transaction resulted in a gain of approximately $436,000 which the Company has deferred until the terms of the construction completion guarantee have been met. Under the terms of the UDR/MetLife Vitruvian Park® Partnerships, the Company serves as the general partner with significant participating rights held by our partner, and earns fees for property management, asset management, and financing transactions. The UDR/MetLife Vitruvian Park® Partnerships are accounted for under the equity method of accounting. Our initial investment was approximately $80.2 million, which consisted of approximately $140.0 million (50% of our net book value of the real estate at the time of the transaction) reduced by our share of the net proceeds received upon encumbering the assets of approximately $58.7 million and other operating adjustments.

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
(c) In January 2012, the Company formed a joint venture with an unaffiliated third party to acquire 399 Fremont (land for future development) in San Francisco, California. At closing, UDR owned a noncontrolling interest of 92.5% in the joint venture. The Company’s total investment was $55.5 million, which consists of its initial investment of $37.3 million and an option to exercise its right to acquire its partner’s 7.5% ownership interest in the joint venture. In October 2012, the Company exercised its option and paid $13.5 million. In January 2013, the Company subsequently acquired its partner’s 7.5% ownership interest for $4.7 million. In December 2013, the Company sold a 49% interest to MetLife in the fully-entitled 399 Fremont land parcel for approximately $29.9 million. In conjunction with the sale, the Company formed a new unconsolidated real estate joint venture with MetLife, UDR/MetLife 399 Fremont, to develop a $318 million, 447-home, luxury high-rise tower on the site. Construction commenced in the first quarter 2014. As the Company recently acquired the 399 Fremont land parcel, the sale price was equivalent to the cost basis resulting in no gain or loss on the transaction. Under the terms of the partnership, the Company serves as the general partner with significant participating rights held by our partner, and has the ability to earn fees for development management, property management, asset management, and financing transactions. The UDR/MetLife 399

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

Fremont Partnership is accounted for under the equity method of accounting. Our initial investment was approximately $31.1 million.
(d) UDR is a partner with an unaffiliated third party, which formed a joint venture for the investment of up to $450 million in multifamily properties located in key, high barrier to entry markets. The partners will contribute equity of $180 million of which the Company’s maximum equity will be 30% or $54 million when fully invested.
(e) During the year ended December 31, 2012, the Company acquired the remaining 80% ownership interests in two apartment communities (633 homes) in Austin, Texas for $11.7 million from the joint venture. The Company’s investment in the joint venture at December 31, 2013 and 2012 was net of deferred profits on the sale of depreciable properties to the joint venture of $24.0 million and $28.5 million, respectively.

(f) In December 2013, the Company sold its 95% interest in the Lodge at Stoughton, a recently developed unconsolidated joint venture community located in the greater Boston area, for approximately $48.5 million based on our 95% ownership, which resulted in a gain (before tax) of approximately $8.3 million. In conjunction with the sale, the Company provided the buyer with a $40.8 million three-month bridge loan at LIBOR plus a spread of 350 basis points with two three-month extension options at increased rates.

(g) In December 2013, the Company consolidated its 95%/5% development joint ventures 13th and Market in San Diego, CA and Domain College Park in Metropolitan, D.C. The consolidation was due to the Company becoming the managing partner of each of the joint ventures. For additional information, see the “Consolidated Joint Ventures” section above.

(h) In October 2013, the Company entered into a participating debt financing arrangement with a third party that is developing a $108 million, 218-home, high-rise luxury community located adjacent to the Cherry Creek Mall in Denver, Colorado. Per the terms of the agreement, UDR will finance up to 85%, or approximately $92.0 million, of the development cost at an interest rate of 6.5% per annum on the outstanding debt balance. In addition, the Company has the option to purchase the community upon completion of construction and has a 50% participating interest in the profit upon the acquisition of the community or sale to a third party. The Company will account for the arrangement consistent with an investment in real estate under the equity method of accounting. As of December 31, 2013, our loan receivable balance was $14.3 million which was included in Investment In and Advances To Unconsolidated Joint Ventures on the Consolidated Balance Sheets. Also we recognized $156,000 of interest income included in Income/(Loss) from Unconsolidated Entities on the Consolidated Statements of Operations.
As of December 31, 2013 and 2012, the Company had deferred fees and deferred profit from the sale of properties to joint ventures or partnerships of $25.4 million and $29.4 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.
The Company recognized $11.2 million, $11.8 million, and $9.6 million of management fees during the years ended December 31, 2013, 2012, and 2011, respectively, for our management of the joint ventures and partnerships. The management fees are included in Joint Venture Management and Other Fees on the Consolidated Statements of Operations.
The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.
We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decrease in the value of its other investments in unconsolidated joint ventures or partnerships during the years ended December 31, 2013, 2012, and 2011.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

Combined summary financial information relating to all of the unconsolidated joint ventures and partnerships operations (not just our proportionate share), is presented below for the years ended December 31, 2013, 2012, and 2011 (dollars in thousands):

As of and For the Year Ended December 31, 2013	UDR/MetLife I	UDR/MetLife II	UDR/MetLife Vitruvian Park®	Texas	UDR/KFH	Other joint ventures	Total
Condensed Statements of Operations:
Total revenues	$52,532	$109,926	$7,680	$39,273	$19,221	$5,324	$233,956
Property operating expenses	24,191	33,809	4,633	18,279	7,035	3,292	91,239
Real estate depreciation and amortization	14,150	30,122	3,830	17,911	14,199	3,564	83,776
Operating income/(loss)	14,191	45,995	(783)	3,083	(2,013)	(1,532)	58,941
Interest expense	(15,162)	(37,055)	(1,886)	(12,667)	(5,872)	(913)	(73,555)
Other income/(expense)	3	1	—	—	—	—	4
Income/(loss) from discontinued operations	(21,465)	—	—	—	—	—	(21,465)
Net income/(loss)	$(22,433)	$8,941	$(2,669)	$(9,584)	$(7,885)	$(2,445)	$(36,075)
UDR recorded income (loss) from unconsolidated entities	$(4,675)	$4,471	$(2,851)	$(1,218)	$(2,366)	$6,224	$(415)

Condensed Balance Sheets:
Total real estate, net	$830,813	$1,476,588	$283,878	$218,669	$249,097	$65,133	$3,124,178
Cash and cash equivalents	7,817	16,454	3,498	11,734	2,289	—	41,792
Other assets	10,855	16,666	1,578	1,578	1,474	83	32,234
Total assets	849,485	1,509,708	288,954	231,981	252,860	65,216	3,198,204
Amount due to UDR	5,941	2,275	1,352	1,063	420	1,136	12,187
Third party debt	339,365	877,799	120,999	219,588	165,209	—	1,722,960
Accounts payable and accrued liabilities	6,113	14,508	7,152	9,742	1,234	2,813	41,562
Total liabilities	351,419	894,582	129,503	230,393	166,863	3,949	1,776,709
Total equity	$498,066	$615,126	$159,451	$1,588	$85,997	$61,267	$1,421,495
UDR’s investment in unconsolidated joint ventures	$47,497	$327,926	$79,318	$(23,591)	$25,919	$50,586	$507,655

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

As of and For the Year Ended December 31, 2012	UDR/MetLife I	UDR/MetLife II	UDR/MetLife Vitruvian Park® (a)	Texas	UDR/KFH	Other joint ventures (a)	Total
Condensed Statements of Operations:
Total revenues	$56,099	$87,386	$—	$37,090	$18,670	$2,724	$201,969
Property operating expenses	25,084	25,737	—	17,053	6,831	1,368	76,073
Real estate depreciation and amortization	16,310	32,553	—	18,448	16,546	1,897	85,754
Operating income/(loss)	14,705	29,096	—	1,589	(4,707)	(541)	40,142
Interest expense	(16,725)	(29,170)	—	(12,704)	(5,890)	(561)	(65,050)
Other income/(expense)	(5)	(9)	—	—	—	—	(14)
Income/(loss) from discontinued operations	10,890	—	—	10,075	—	—	20,965
Net income/(loss)	$8,865	$(83)	$—	$(1,040)	$(10,597)	$(1,102)	$(3,957)
UDR recorded income/(loss) from unconsolidated entities	$(1,750)	$15	$—	$(2,399)	$(3,221)	$(1,224)	$(8,579)

Condensed Balance Sheets:
Real estate held for sale, net	$243,755	$—	$—	$—	$—	$—	$243,755
Total real estate, net	945,784	1,346,698	—	232,733	260,911	105,800	2,891,926
Cash and cash equivalents	13,496	13,002	—	11,002	2,697	1,212	41,409
Other assets	9,497	14,216	—	3,487	1,794	1,884	30,878
Total assets	1,212,532	1,373,916	—	247,222	265,402	108,896	3,207,968
Amount due to UDR	1,456	3,979	—	1,150	443	201	7,229
Third party debt	385,391	775,444	—	219,588	165,209	—	1,545,632
Third party debt related to real estate held for sale	89,640	—	—	—	—	30,637	120,277
Accounts payable and accrued liabilities	12,327	15,615	—	11,056	1,492	6,700	47,190
Total liabilities	488,814	795,038	—	231,794	167,144	37,538	1,720,328
Total equity, inclusive of noncontrolling interest	$723,718	$578,878	$—	$15,428	$98,258	$71,358	$1,487,640
UDR’s investment in unconsolidated joint ventures	$74,964	$326,600	$—	$(25,309)	$29,589	$71,787	$477,631

For the Year Ended December 31, 2011	UDR/MetLife I	UDR/MetLife II (a)	UDR/MetLife Vitruvian Park® (a)	Texas	UDR/KFH	Other joint ventures	Total
Condensed Statements of Operations:
Total revenues	$48,628	$—	$—	$35,130	$5,741	$—	$89,499
Property operating expenses	25,297	—	—	16,202	7,775	—	49,274
Real estate depreciation and amortization	15,699	—	—	18,040	4,310	—	38,049
Operating income/(loss)	7,632	—	—	888	(6,344)	—	2,176
Interest expense	(15,416)	—	—	(12,651)	(1,918)	—	(29,985)
Other income/(expense)	(154)	—	—	—	—	—	(154)
Income/(loss) from discontinued operations	7,246	—	—	(1,868)	—	(436)	4,942
Net income/(loss)	$(692)	$—	$—	$(13,631)	$(8,262)	$(436)	$(23,021)
UDR recorded income/(loss) from unconsolidated entities	$(904)	$—	$—	$(2,726)	$(2,437)	$(285)	$(6,352)

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

(a) These joint ventures or partnerships were formed in 2012 or 2013 resulting in no activity in prior periods. For further information on these ventures and partnerships see the section “Unconsolidated Joint Ventures and Partnerships” above.
6. SECURED AND UNSECURED DEBT
The following is a summary of our secured and unsecured debt at December 31, 2013 and 2012 (dollars in thousands):

	Principal Outstanding		For the Year Ended December 31, 2013
			Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
	December 31,
	2013	2012
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$445,706	$455,533	5.44%	2.5	8
Fannie Mae credit facilities (b)	626,667	631,078	4.99%	5.0	22
Total fixed rate secured debt	1,072,373	1,086,611	5.18%	4.0	30
Variable Rate Debt
Mortgage notes payable	63,595	37,415	2.34%	2.1	2
Tax-exempt secured notes payable (c)	94,700	94,700	0.84%	9.2	2
Fannie Mae credit facilities (b)	211,409	211,409	1.61%	6.5	7
Total variable rate secured debt	369,704	343,524	1.54%	6.5	11
Total Secured Debt	1,442,077	1,430,135	4.24%	4.6	41

Unsecured Debt:
Commercial Banks
Borrowings outstanding under an unsecured credit facility due December 2017 (d), (i)	—	76,000	—	3.9
Senior Unsecured Notes
3.70% Medium-Term Notes due October 2020 (net of discount of $54) (g), (i)	299,946	—	3.70%	6.8
4.63% Medium-Term Notes due January 2022 (net of discount of $2,882 and $3,241) (i)	397,118	396,759	4.63%	8.0
1.42% Term Notes due June 2018 (e), (i)	35,000	35,000	1.42%	4.4
2.50% Term Notes due June 2018 (e), (i)	65,000	65,000	2.50%	4.4
6.05% Medium-Term Notes due June 2013	—	122,500	—	—
5.13% Medium-Term Notes due January 2014 (h)	184,000	184,000	5.13%	0.0
5.50% Medium-Term Notes due April 2014 (net of discount of $20 and $89)	128,480	128,411	5.50%	0.3
5.25% Medium-Term Notes due January 2015 (net of discount of $134 and $262)	325,041	324,913	5.25%	1.0
5.25% Medium-Term Notes due January 2016	83,260	83,260	5.25%	2.0
2.73% Term Notes due June 2018 (f) (i)	250,000	250,000	2.73%	4.4
8.50% Debentures due September 2024	15,644	15,644	8.50%	10.7
4.25% Medium-Term Notes due June 2018 (net of discount of $1,893 and $2,322) (i)	298,107	297,678	4.25%	4.4
Other	30	33	N/A	N/A
Total Unsecured Debt	2,081,626	1,979,198	4.35%	4.2
Total Debt	$3,523,703	$3,409,333	4.31%	4.4

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument. As of December 31, 2013, secured debt encumbered $2.3 billion or 28.2% of UDR’s total real estate owned based upon gross book value ($5.9 billion or 71.8% of UDR’s real estate owned based on gross book value is unencumbered).
(a) At December 31, 2013, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from December 2014 through May 2019 and carry interest rates ranging from 3.43% to 5.94%.
The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. During the years ended December 31, 2013, 2012, and 2011, the Company had $5.1 million, $4.9 million, and $3.5 million of amortization expense on the fair market adjustment of debt assumed in acquisition of properties, respectively, which was included in Interest Expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $11.8 million and $16.9 million at December 31, 2013 and 2012, respectively.
(b) UDR has three secured credit facilities with Fannie Mae with an aggregate commitment of $838.1 million at December 31, 2013. The Fannie Mae credit facilities are for terms of seven to ten years (maturing at various dates from May 2017 through July 2023) and bear interest at floating and fixed rates. At December 31, 2013, we have $626.7 million of the outstanding balance fixed at a weighted average interest rate of 4.99% and the remaining balance of $211.4 million on these facilities is currently at a weighted average variable interest rate of 1.61%.

On June 28, 2013, the Company refinanced $186 million of a Fannie Mae credit facility that carried an interest rate equal to LIBOR plus a spread of 284 basis points and was scheduled to mature in 2019. The new loans include a $90 million, 7-year fixed-rate loan that carries an interest rate of 3.95% and a $96 million, 10-year variable-rate loan that carries an interest rate equal to LIBOR plus a spread of 190 basis points. Three of the Company's communities were released from the facility and added to the Company's unencumbered asset pool in connection with the refinancing.
Further information related to these credit facilities is as follows (dollars in thousands):

	December 31, 2013	December 31, 2012
Borrowings outstanding	$838,076	$842,487
Weighted average borrowings during the period ended	839,597	903,817
Maximum daily borrowings during the period ended	841,494	1,054,735
Weighted average interest rate during the period ended	4.2%	4.3%
Weighted average interest rate at the end of the period	4.1%	4.4%
(c) The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature on August 2019 and March 2032, respectively. Interest on these notes is payable in monthly installments. The variable mortgage notes have interest rates of 0.79% and 0.95%, respectively as of December 31, 2013.

(d) The Company has a $900 million unsecured revolving credit facility. In June 2013, the Company amended its unsecured revolving credit facility. The amendment extended the maturity date to December 2017, includes a six month extension option, and contains an accordion feature that allows the Company to increase the facility to $1.45 billion. Based on the Company's current credit rating, the credit facility carries an interest rate equal to LIBOR plus a spread of 110 basis points and a facility fee of 20 basis points. In the third quarter of 2013, the Company paid off the balance outstanding under the revolving credit facility. As of December 31, 2013, the Company had no balance outstanding under the revolving credit facility.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

The following is a summary of short-term bank borrowings under UDR’s bank credit facility at December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013	December 31, 2012
Total revolving credit facility	$900,000	$900,000
Borrowings outstanding at end of period (1)	—	76,000
Weighted average daily borrowings during the period ended	169,844	167,038
Maximum daily borrowings during the period ended	372,000	788,000
Weighted average interest rate during the period ended	1.2%	1.5%
Interest rate at end of the period	1.3%	1.4%
(1) Excludes $2.2 million and $3.9 million of letters of credit at December 31, 2013 and 2012, respectively.

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

(g) On September 26, 2013, the Company issued $300 million of 3.70% senior unsecured medium-term notes due October 2020. Interest is payable semiannually beginning in April 2014. The notes were priced at 99.981% of the principal amount at issuance and had a discount of $54,000 at December 31, 2013. We used the net proceeds to repay the borrowings outstanding on our $900 million unsecured credit facility and for general corporate purposes. The notes are fully and unconditionally guaranteed by the Operating Partnership.

(h) In January 2014, we paid off $184 million of 5.13% medium-term notes due January 2014 with the borrowings under the Company’s $900 million unsecured revolving credit facility.

(i) The Operating Partnership is a guarantor at December 31, 2013 and 2012.

The aggregate maturities, including amortizing principal payments of secured debt, of total debt for the next five years subsequent to December 31, 2013 are as follows (dollars in thousands):

Year	Total Fixed Secured Debt	Total Variable Secured Debt	Total Secured Debt	Total Unsecured Debt (a)	Total Debt
2014	$48,035	$—	$48,035	$311,574	$359,609
2015	197,210	—	197,210	324,382	521,592
2016	136,431	63,595	200,026	82,478	282,504
2017	178,398	65,000	243,398	—	243,398
2018	176,483	50,000	226,483	648,646	875,129
Thereafter	335,816	191,109	526,925	714,546	1,241,471
Total	$1,072,373	$369,704	$1,442,077	$2,081,626	$3,523,703
(a) With the exception of the 1.42% Term Notes due June 2018 and revolving credit facility which carry a variable interest rate, all unsecured debt carries fixed interest rates.
We were in compliance with the covenants of our debt instruments at December 31, 2013.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

7. INCOME/(LOSS) PER SHARE
The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011
Numerator for income/(loss) per share:
Income/(loss) from continuing operations	$2,340	$(46,305)	$(126,869)
(Income)/loss from continuing operations attributable to redeemable noncontrolling interests in the Operating Partnership	48	2,089	4,937
(Income)/loss from continuing operations attributable to noncontrolling interests	60	(140)	(167)
Income/(loss) from continuing operations attributable to UDR, Inc.	2,448	(44,356)	(122,099)
Distributions to preferred stockholders - Series E (Convertible)	(3,724)	(3,724)	(3,724)
Distributions to preferred stockholders - Series G	—	(2,286)	(5,587)
Premium on preferred stock redemption or repurchases, net	—	(2,791)	(175)
Income/(loss) from continuing operations attributable to common stockholders	$(1,276)	$(53,157)	$(131,585)

Income/(loss) from discontinued operations, net of tax	$43,942	$266,608	$147,454
(Income)/loss from discontinued operations attributable to redeemable noncontrolling interests in the Operating Partnership	(1,578)	(10,075)	(5,332)
Income/(loss) from discontinued operations attributable to common stockholders	$42,364	$256,533	$142,122

Net income/(loss) attributable to common stockholders	$41,088	$203,376	$10,537

Denominator for income/(loss) per share - basic and diluted:
Weighted average common shares outstanding	250,684	239,482	202,573
Non-vested restricted stock awards	(715)	(631)	(1,279)
Denominator for income/(loss) per share - basic and diluted	249,969	238,851	201,294
Income/(loss) per weighted average common share - basic and diluted:
Income/(loss) from continuing operations attributable to common stockholders	$(0.01)	$(0.22)	$(0.65)
Income/(loss) from discontinued operations attributable to common stockholders	$0.17	$1.07	$0.71
Net income/(loss) attributable to common stockholders	$0.16	$0.85	$0.05
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
During the years ended December 31, 2013, 2012 and 2011, the effect of the conversion of the OP Units, convertible preferred stock, stock options and restricted stock is not dilutive, and is therefore not included in the above calculations as the Company reported a loss from continuing operations attributable to common stockholders.

The following table sets forth the additional shares of Common Stock outstanding by equity instrument if converted to Common Stock for each of the years ended December 31, 2013, 2012, and 2011 (shares in thousands):

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

	Years Ended December 31,
	2013	2012	2011
OP Units	9,337	9,411	7,602
Preferred Stock	3,036	3,036	3,036
Stock options and unvested restricted stock	1,584	1,361	2,154

8. STOCKHOLDERS’ EQUITY
UDR has an effective registration statement that allows the Company to sell an undetermined number of debt and equity securities as defined in the prospectus. The Company has the ability to issue 350,000,000 shares of common stock and 50,000,000 shares of preferred shares as of December 31, 2013.
During the year ended December 31, 2013, the Company entered into the following equity transactions for our common stock:

•	Issued 577,316 shares of common stock through the Company’s 1999 Long-Term Incentive Plan (the “LTIP”), net of forfeitures of 27,161; and

•	Converted 76,291 OP Units into Company common stock.
Distributions are subject to the approval of the Board of Directors and are dependent upon our strategy, financial condition and operating results. UDR’s common distributions for the years ended December 31, 2013, 2012, and 2011 totaled $0.94, $0.88, and $0.80 per share, respectively. For taxable years ending on or before December 31, 2013, the Internal Revenues Service (“IRS”) allowed REITs to distribute up to 90% of total distributions in common shares with the residual distributed in cash as a means of enhancing liquidity.
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
Distributions declared on the Series E for the years ended December 31, 2013, 2012, and 2011 were $1.33 per share. The Series E is not listed on any exchange. At December 31, 2013 and 2012, a total of 2,803,812 shares of the Series E were outstanding.
UDR is authorized to issue up to 20,000,000 shares of the Series F Preferred Stock (“Series F”). The Series F may be purchased by holders of UDR’s operating partnership units, or OP Units, at a purchase price of $0.0001 per share. OP Unitholders are entitled to subscribe for and purchase one share of UDR’s Series F for each OP Unit held. At December 31, 2013 and 2012, a total of 2,464,183 and 2,529,194 shares, respectively, of the Series F were outstanding with an aggregate purchase value of $246 and $253, respectively. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to any other rights, privileges or preferences.
In May 2007, UDR issued 5,400,000 shares of the 6.75% Series G Cumulative Redeemable Preferred Stock (“Series G”). On May 31, 2012, the Company completed the redemption of all outstanding shares of its Series G. A total of 3,264,362 shares of the Series G was redeemed at a redemption price of $25 per share in cash, plus accrued and unpaid dividends to the redemption date for a total cost of $82.1 million. As a result of this redemption, the write off of additional paid in capital of $2.8 million related to the issuance of the Series G is recognized as a decrease to our net income/(loss) attributable to common stockholders. During the year ended December 31, 2011, the Company repurchased 141,200 shares of the Series G for more than the liquidation preference of $25 per share, resulting in a loss of $175,000 to our net income/(loss) attributable to common stockholders.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

Distributions declared on the Series G for the years ended December 31, 2013, 2012, and 2011 were $0.00, $0.57 and $1.69 per share, respectively. At December 31, 2013 and 2012, there were no shares of the Series G outstanding.
Distribution Reinvestment and Stock Purchase Plan
UDR’s Distribution Reinvestment and Stock Purchase Plan (the “Stock Purchase Plan”) allows common and preferred stockholders the opportunity to purchase, through the reinvestment of cash dividends, additional shares of UDR’s common stock. From inception through December 31, 2008, shareholders have elected to utilize the Stock Purchase Plan to reinvest their distribution for the equivalent of 9,957,233 shares of Company common stock. Shares in the amount of 10,963,730 were reserved for issuance under the Stock Purchase Plan as of December 31, 2013. During the year ended December 31, 2013, UDR acquired all shares issued through the open market.

9. EMPLOYEE BENEFIT PLANS
In May 2001, the stockholders of UDR approved the long term incentive plan (“LTIP”), which supersedes the 1985 Stock Option Plan. The LTIP authorizes the granting of awards which may take the form of options to purchase shares of common stock, stock appreciation rights, restricted stock, dividend equivalents, other stock-based awards, and any other right or interest relating to common stock or cash incentive awards to Company directors, employees and outside trustees to promote the success of the Company by linking individual’s compensation via grants of share based payment. During the year ended December 31, 2009, the stockholders of UDR voted to amend and restate the LTIP to increase the number of shares reserved from 4,000,000 shares to 16,000,000 shares on an unadjusted basis for issuance upon the grant or exercise of awards under the LTIP, which all can be for incentive stock option grants. The LTIP generally provides, among other things, that options are granted at exercise prices not lower than the market value of the shares on the date of grant and that options granted must be exercised within 10 years. As of December 31, 2013, there were 7,928,182 common shares available for issuance under the LTIP.
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
A summary of UDR’s stock option and restricted stock activities during the year ended December 31, 2013 is as follows:

	Option Outstanding		Option Exercisable		Restricted Stock
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of shares	Weighted Average Fair Value Per Restricted Stock
Balance, December 31, 2012	2,430,127	$12.63	2,430,127	$12.63	328,223	$23.35
Granted	—	—			604,477	23.71
Exercised	—	—			—	—
Vested	—	—			(146,794)	21.95
Forfeited	—	—			(27,161)	23.91
Balance, December 31, 2013	2,430,127	$12.63	2,430,127	$12.63	758,745	$23.89

As of December 31, 2013, the Company had issued 3,632,305 shares of restricted stock under the LTIP.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

Stock Option Plan
UDR has granted stock options to our employees, subject to certain conditions. Each stock option is exercisable into one common share.
There is no remaining compensation cost related to unvested stock options as of December 31, 2013.
The weighted average remaining contractual life on all options outstanding as of December 31, 2013 is 4.4 years. 1,994,957 of share options had exercise prices at $10.06; 404,291 of share options had exercise prices at $24.38; and 30,879 of share options had exercise prices at $25.10.
During the years ended December 31, 2013, 2012, and 2011, respectively, we recognized $0.0, $95,000, and $1.1 million of net compensation expense related to outstanding stock options.
Restricted Stock Awards
Restricted stock awards are granted to Company employees, officers, and directors. The restricted stock awards are valued based upon the closing sales price of UDR common stock on the date of grant. Compensation expense is recorded under the straight-line method over the vesting period, which is generally three to four years. Restricted stock awards earn dividends payable in cash. Some of the restricted stock grants are based on the Company’s performance and are subject to adjustment during the initial one year performance period. For the years ended December 31, 2013, 2012, and 2011, we recognized $3.6 million, $3.7 million, and $4.2 million of compensation expense related to the amortization of restricted stock awards, respectively. The total remaining compensation cost on unvested restricted stock awards was $3.4 million and has a weighted average remaining contractual life of 1.5 years as of December 31, 2013.
Long-Term Incentive Compensation
In February 2013, certain officers of the Company were awarded a restricted stock grant under the 2013 Long-Term Incentive Program (“2013 LTI”). Fifty percent of the 2013 LTI award is based upon FFO and fifty percent is based on Total Shareholder Return (“TSR”) as measured relative to comparable apartment REITs. The actual amount that vests was determined in February 2014 based upon the actual achievement of the metrics. Each award vests pro rata over three years commencing with the establishment of the award and continuing for two years following determination of the amount of the award at the end of the annual performance period. The portion of the restricted stock grant based upon FFO was valued based upon the closing sales price of UDR common stock on the date of grant. The portion of the restricted stock grant based upon TSR was valued at $21.97 per share on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 15.8%. Compensation expense is recorded under the accelerated method over the vesting period. For the year ended December 31, 2013, we recognized $5.9 million of compensation expense related to the amortization of 2013 LTI awards. The total remaining compensation cost on unvested 2013 LTI awards was $5.3 million and has a weighted average remaining contractual life of approximately 2 years as of December 31, 2013.
During 2010, certain officers of the Company were awarded a restricted stock grant under the 2010-2012 Long-Term Incentive Program (“2010-2012 LTI”). The actual amount of the awards that vested in 2012 was determined based upon the Company’s achievement of the specified performance metrics during the three-year performance period. The grants were valued on the grant date based upon the market price of UDR common stock on the date of grant. Compensation expense was recorded pro rata over the three-year performance period. For the years ended December 31, 2012 and 2011, we recognized $4.9 million and $4.5 million of compensation expense related to the amortization of the awards, respectively.
Profit Sharing Plan
Our profit sharing plan (the “Plan”) is a defined contribution plan covering all eligible full-time employees. Under the Plan, UDR makes discretionary profit sharing and matching contributions to the Plan as determined by the Compensation Committee of the Board of Directors. Aggregate provisions for contributions, both matching and discretionary, which are included in UDR’s Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011, was $919,000, $631,000, and $700,000, respectively.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

10. INCOME TAXES
For 2013, 2012, and 2011, UDR believes that we have complied with the REIT requirements specified in the Code. As such, the REIT would generally not be subject to federal income taxes.
For income tax purposes, distributions paid to common stockholders may consist of ordinary income, qualified dividends, capital gains, unrecaptured section 1250 gains, return of capital, or a combination thereof. Distributions that exceed our current and accumulated earnings and profits constitute a return of capital rather than taxable income and reduce the stockholder’s basis in their common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the common shares, it generally will be treated as a gain from the sale or exchange of that stockholder’s common shares. Taxable distributions paid per common share were taxable as follows for the years ended December 31, 2013, 2012, and 2011:

	Years Ended December 31,
	2013	2012	2011
Ordinary income	$0.744	$0.174	$0.491
Long-term capital gain	0.114	0.186	0.074
Unrecaptured section 1250 gain	0.067	0.515	0.205
	$0.925	$0.875	$0.770
We have taxable REIT subsidiaries (“TRS”) that are subject to state and federal income taxes. A TRS is a C-corporation which has not elected REIT status and as such is subject to United States federal and state income tax. The components of the provision for income taxes are as follows for the years ended December 31, 2013, 2012, and 2011 (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Income tax (benefit)/expense
Current
Federal	$(1,030)	$1,961	$463
State	846	1,463	552
Total current	(184)	3,424	1,015
Deferred
Federal	(6,907)	(21,479)	6,646
State	(1,190)	(3,021)	(90)
Total deferred	(8,097)	(24,500)	6,556
Total income tax (benefit)/expense	$(8,281)	$(21,076)	$7,571
Classification of income tax (benefit)/expense
Continuing operations	$(7,299)	$(30,717)	$(5,647)
Discontinued operations	(982)	9,641	13,218

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

Deferred income taxes are provided for the change in temporary differences between the basis of certain assets and liabilities for financial reporting purposes and income tax reporting purposes. The expected future tax rates are based upon enacted tax laws. The components of our TRS deferred tax assets and liabilities are as follows for the years ended December 31, 2013, 2012, and 2011 (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Deferred tax assets:
Federal and state tax attributes	$13,069	$1,464	$24,524
Book/tax depreciation	19,354	12,345	10,045
Construction capitalization differences	—	6,635	5,948
Investment in partnerships	—	3,112	3,618
Debt and interest deductions	10,311	—	—
Other	—	2,009	999
Total deferred tax assets	42,734	25,565	45,134
Valuation allowance	(1,310)	(1,390)	(45,134)
Net deferred tax assets	41,424	24,175	—
Deferred tax liabilities:
Construction capitalization differences	(3,766)	—	—
Investment in partnerships	(5,080)	—	—
Other	(305)	—	—
Total deferred tax liabilities	(9,151)	—	—
Net deferred tax asset	$32,273	$24,175	$—
Income tax benefit/(expense) differed from the amounts computed by applying the U.S. statutory rate of 35% to pretax income/(loss) for the years ended December 31, 2013, 2012, and 2011 as follows (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Income tax (benefit)/expense
U.S. federal income tax (benefit)/expense	$(8,493)	$21,853	$11,715
State income tax provision	46	2,497	2,099
Other items	246	(1,682)	1,227
Valuation allowance	(80)	(43,744)	(7,470)
Total income tax (benefit)/expense	$(8,281)	$(21,076)	$7,571
As of December 31, 2013, the Company, through our TRS, had federal net operating loss carryovers (“NOL”) of $25.9 million expiring in 2032 through 2033. As of December 31, 2013, the TRS had state NOLs of approximately $61.2 million expiring in 2020 through 2031. As of December 31, 2013, the Company had a valuation allowance of $1.3 million against its state NOL. During the year ended December 31, 2013, the Company had a net change of $80,000 in the valuation allowance.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense. As of December 31, 2013 and 2012, UDR has no material unrecognized income tax benefits.
The Company files income tax returns in federal and various state and local jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local income tax examination by tax authorities for years prior to 2009. The tax years 2009 through 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.
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
The following table sets forth redeemable noncontrolling interests in the Operating Partnership for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Years Ended December 31,
	2013	2012
Redeemable noncontrolling interests in the Operating Partnership, December 31, 2012	$223,418	$236,475
Mark to market adjustment to redeemable noncontrolling interests in the Operating Partnership	3,656	(11,392)
Conversion of OP Units to Common Stock	(1,817)	(529)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership	1,530	7,986
Distributions to redeemable noncontrolling interests in the Operating Partnership	(9,440)	(9,202)
Allocation of other comprehensive income/(loss)	250	80
Redeemable noncontrolling interests in the Operating Partnership, December 31, 2013	$217,597	$223,418

The following sets forth net income/(loss) attributable to common stockholders and transfers from redeemable noncontrolling interests in the Operating Partnership for the following periods (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Net income/(loss) attributable to common stockholders	$41,088	$203,376	$10,537
Conversion of OP units to UDR Common Stock	1,817	529	287
Change in equity from net income/(loss) attributable to common stockholders and conversion of OP units to UDR Common Stock	$42,905	$203,905	$10,824

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

Noncontrolling Interests
Noncontrolling interests represent interests of unrelated partners in certain consolidated affiliates, and is presented as part of equity in the Consolidated Balance Sheets since these interests are not redeemable. During the years ended December 31, 2013, 2012, and 2011, net (income)/loss attributable to noncontrolling interests was $60,000, $(140,000), and $(167,000), respectively.
During the year ended December 31, 2012, the Company acquired all of the noncontrolling interests in two consolidated affiliates for $4.9 million, one of which owns a 434 apartment home community for $4.0 million and the other is a development project for $900,000. See the “Consolidated Joint Ventures” section of Note 5, Unconsolidated Joint Ventures and Partnerships, for additional information on the consolidated development joint venture.

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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of December 31, 2013 and 2012 are summarized as follows (dollars in thousands):

			Fair Value at December 31, 2013, Using
	Total Carrying Amount in Statement of Financial Position at December 31, 2013	Fair Value Estimate at December 31, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description:
Notes receivable (a)	$83,033	$83,833	$—	$—	$83,833
Total assets	$83,033	$83,833	$—	$—	$83,833

Derivatives - Interest rate contracts (b)	$4,965	$4,965	$—	$4,965	$—
Secured debt instruments - fixed rate: (c)
Mortgage notes payable	445,706	466,375	—	—	466,375
Fannie Mae credit facilities	626,667	661,094	—	—	661,094
Secured debt instruments- variable rate: (c)
Mortgage notes payable	63,595	63,595	—	—	63,595
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	211,409	211,409	—	—	211,409
Unsecured debt instruments (c):
Senior unsecured notes	2,081,626	2,149,003	—	—	2,149,003
Total liabilities	$3,528,668	$3,651,141	$—	$4,965	$3,646,176

Redeemable noncontrolling interests in the Operating Partnership (d)	$217,597	$217,597	$—	$217,597	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

			Fair Value at December 31, 2012, Using
	Total Carrying Amount in Statement of Financial Position at December 31, 2012	Fair Value Estimate at December 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description:
Notes receivable (a)	$64,006	$64,930	$—	$—	64,930
Derivatives- Interest rate contracts (b)	2	2	—	2	—
Total assets	$64,008	$64,932	$—	$2	$64,930

Derivatives- Interest rate contracts (b)	$11,022	$11,022	$—	$11,022	$—
Secured debt instruments- fixed rate: (c)
Mortgage notes payable	455,533	494,728	—	—	494,728
Fannie Mae credit facilities	631,078	689,295	—	—	689,295
Secured debt instruments- variable rate: (c)
Mortgage notes payable	37,415	37,415	—	—	37,415
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	211,409	211,409	—	—	211,409
Unsecured debt instruments: (c)
Commercial bank	76,000	76,000	—	—	76,000
Senior unsecured notes	1,903,198	2,039,736	—	—	2,039,736
Total liabilities	$3,420,355	$3,654,305	$—	$11,022	$3,643,283

Redeemable noncontrolling interests in the Operating Partnership (d)	$223,418	$223,418	$—	$223,418	$—

(a)	See Note 2, Significant Accounting Policies.

(b)	See Note 13, Derivatives and Hedging Activity.

(c)	See Note 6, Secured Debt and Unsecured Debt.

(d)	See Note 11, Noncontrolling Interests.

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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2013 and 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
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
Financial Instruments Not Carried at Fair Value
At December 31, 2013, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
We consider various factors to determine if a decrease in the value of our investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary decrease in the value of its investments in unconsolidated joint ventures during the years ended December 31, 2013 and 2012, respectively.
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
DECEMBER 31, 2013

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income/(Loss), Net in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2013, 2012, and 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2013, 2012, and 2011, the Company recorded less than a  $1,000 loss from ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item, and the fair value of interest rate swaps that were not zero at inception of the hedging relationship. During the year ended December 31, 2011, the Company reclassified a $58,000 loss from Other Comprehensive Income/(Loss) to earnings due to forecasted transactions that were no longer probable of occurring, which was the result of the sale of an operating apartment community.
Amounts reported in Accumulated Other Comprehensive Income/(Loss), Net in the Consolidated Balance Sheets related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through December 31, 2014, the Company estimates that an additional $4.4 million will be reclassified as an increase to interest expense.
As of December 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	11	$419,787
Interest rate caps	5	$274,291

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a gain/(loss) of $271,000, $290,000, and $(23,000) for the years ended December 31, 2013, 2012, and 2011, respectively.
As of December 31, 2013, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	2	$155,197
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2013 and 2012 (dollars in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance Sheet Location	December 31, 2013	December 31, 2012	Balance Sheet Location	December 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	$2	Other liabilities	$4,965	$11,022
Total		$—	$2		$4,965	$11,022
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$—	$—	Other liabilities	$—	$—
Total		$—	$—		$—	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011 (dollars in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2013	2012	2011		2013	2012	2011		2013	2012	2011

Interest rate products	$(469)	$(4,924)	$(16,477)	Interest expense	$(6,851)	$(7,649)	$(9,132)	Interest expense	$—	$—	$(58)
Total	$(469)	$(4,924)	$(16,477)		$(6,851)	$(7,649)	$(9,132)		$—	$—	$(58)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2013	2012	2011

Interest rate products	Interest and other income/(expense), net	$271	$290	$(23)
Total		$271	$290	$(23)
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
Certain of the Company’s agreements with its derivative counterparties contain provisions where if there is a change in the Company’s financial condition that materially changes the Company’s creditworthiness in an adverse manner, the Company may be required to fully collateralize its obligations under the derivative instrument. At December 31, 2013 and 2012, no cash collateral was posted or required to be posted by the Company or by a counterparty.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

comply with or perform under the derivative agreement, bankruptcy, a merger without assumption of the derivative agreement, or in a merger, a surviving entity's creditworthiness is materially weaker than the original party to the derivative agreement.
As of December 31, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.5 million. If the Company had breached any of these provisions at December 31, 2013, it would have been required to settle its obligations under the agreements at their termination value of $5.5 million.

The Company has elected not to offset derivative positions in the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of December 31, 2013 and December 31, 2012:

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Financial Instruments	Cash Collateral Received	Net Amount

December 31, 2013	$—	$—	$—	$—	$—	$—

December 31, 2012	$2	$—	$2	$—	$—	$2

(a) Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (b)	Financial Instruments	Cash Collateral Posted	Net Amount

December 31, 2013	$4,965	$—	$4,965	$—	$—	$4,965

December 31, 2012	$11,022	$—	$11,022	$—	$—	$11,022

(b) Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

14. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Company’s real estate commitments at December 31, 2013 (dollars in thousands):

	Number of Properties	Costs Incurred to Date		Expected Costs to Complete (unaudited)		Average Ownership Stake
Wholly-owned — under development	6	$467,413	(a)	$230,137		100%
Wholly-owned — redevelopment	2	134,261	(a)	39,039		100%
Joint ventures:
Unconsolidated joint ventures	2	160,738		130,182	(b)	51%
Participating loan investments	1	14,273		77,736	(c)	0%
		$776,685		$477,094

(a) Costs incurred to date include $41.8 million and $7.7 million of accrued fixed assets for development and redevelopment, respectively.
(b) Represents UDR’s remaining equity commitment of unconsolidated joint ventures.
(c) Represents UDR’s remaining participating loan commitment for Steele Creek.
Ground and Other Leases
UDR owns six communities which are subject to ground leases expiring between 2019 and 2103. In addition, UDR is a lessee to various operating leases related to office space rented by the Company with expiration dates through 2016. Future minimum lease payments as of December 31, 2013 are as follows (dollars in thousands):

	Ground Leases (a)	Office Space
2014	$5,270	$691
2015	5,270	633
2016	5,270	47
2017	5,270	—
2018	5,270	—
Thereafter	314,501	—
	$340,851	$1,371

(a)
For purposes of our ground lease contracts, the Company uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a reset provision based on the communities appraised value or consumer price index but does not include a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term.

UDR incurred $5.2 million, $5.1 million, $4.9 million of ground rent expense for the years ended December 31, 2013, 2012, and 2011, respectively. These costs are reported within the line item Other Operating Expenses on the Consolidated Statements of Operations. The Company incurred $1.3 million, $1.1 million, $1.2 million of rent expense related to office space for the years ended December 31, 2013, 2012, and 2011, respectively. These costs are included in General and Administrative on the Consolidated Statements of Operations.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

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
UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•
Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2012 and held as of December 31, 2013. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the years ended December 31, 2013, 2012, and 2011.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

The following table details rental income and NOI from continuing and discontinued operations for UDR’s reportable segments for the years ended December 31, 2013, 2012, and 2011, and reconciles NOI to Net Income/(Loss) Attributable to UDR, Inc. in the Consolidated Statements of Operations (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Reportable apartment home segment rental income
Same-Store Communities
West Region	$232,374	$219,988	$204,570
Mid-Atlantic Region	166,518	161,991	152,833
Northeast Region	58,073	54,460	37,553
Southeast Region	116,192	110,461	105,004
Southwest Region	40,576	38,099	35,266
Non-Mature Communities/Other	141,903	159,245	195,732
Total segment and consolidated rental income	$755,636	$744,244	$730,958
Reportable apartment home segment NOI
Same-Store Communities
West Region	$165,657	$154,496	$141,797
Mid-Atlantic Region	115,805	112,699	105,213
Northeast Region	42,353	39,376	27,181
Southeast Region	75,825	71,218	66,202
Southwest Region	24,869	22,817	20,319
Non-Mature Communities/Other	89,532	103,594	124,048
Total segment and consolidated NOI	514,041	504,200	484,760
Reconciling items:
Joint venture management and other fees	12,442	11,911	9,668
Property management	(20,780)	(20,465)	(20,101)
Other operating expenses	(7,136)	(5,718)	(6,118)
Real estate depreciation and amortization	(341,490)	(350,401)	(370,343)
General and administrative	(42,238)	(43,792)	(47,257)
Hurricane-related recoveries/(charges), net	12,253	(8,495)	—
Other depreciation and amortization	(6,741)	(4,105)	(3,931)
Income/(loss) from unconsolidated entities	(415)	(8,579)	(6,352)
Interest expense	(126,083)	(138,792)	(156,366)
Interest and other income/(expense), net	4,681	2,703	5,688
Tax benefit, net	7,299	30,282	5,647
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership	(1,530)	(7,986)	(395)
Net (income)/loss attributable to noncontrolling interests	60	(140)	(167)
Net gain/(loss) on sale of depreciable property, net of impairment and tax	40,449	251,554	125,290
Net income/(loss) attributable to UDR, Inc.	$44,812	$212,177	$20,023

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

The following table details the assets of UDR’s reportable segments as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013	December 31, 2012
Reportable apartment home segment assets:
Same-Store communities:
West Region	$2,323,850	$2,325,934
Mid-Atlantic Region	1,431,590	1,419,873
Northeast Region	738,805	723,437
Southeast Region	889,753	887,483
Southwest Region	350,158	346,449
Non-mature Communities/Other	2,473,821	2,352,652
Total segment assets	8,207,977	8,055,828
Accumulated depreciation	(2,208,794)	(1,924,682)
Total segment assets — net book value	5,999,183	6,131,146
Reconciling items:
Cash and cash equivalents	30,249	12,115
Restricted cash	22,796	23,561
Deferred financing costs, net	26,924	24,990
Notes receivable, net	83,033	64,006
Investment in and advances to unconsolidated joint ventures, net	507,655	477,631
Other assets	137,882	125,654
Total consolidated assets	$6,807,722	$6,859,103
Capital expenditures related to our Same-Store Communities totaled $50.4 million, $48.4 million, and $43.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. Capital expenditures related to our Non-Mature Communities/Other totaled $5.4 million, $6.7 million, and $14.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Markets included in the above geographic segments are as follows:

i.	West Region — Orange County, San Francisco, Seattle, Monterey Peninsula, Los Angeles, San Diego, Inland Empire, and Portland

ii.	Mid-Atlantic Region — Metropolitan D.C., Richmond, Baltimore, Norfolk, and Other Mid-Atlantic

iii.	Northeast Region — New York and Boston

iv.	Southeast Region — Tampa, Orlando, Nashville, and Other Florida

v.	Southwest Region — Dallas and Austin

16. HURRICANE-RELATED (RECOVERIES)/CHARGES

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
Based on the claims filed and management’s estimates, the Company recognized a $9.0 million impairment charge for the damaged assets’ net book value and incurred $10.4 million of repair and cleanup costs during the year ended December 31, 2012. The impairment charge and the repair and cleanup costs incurred were reduced as of December 31, 2012 by $14.5 million

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

of estimated insurance recovery, and were classified in Hurricane-Related (Recoveries)/Charges, Net on the Consolidated Statements of Operations. During the year ended December 31, 2013, no material adjustments to the impairment charge and the repair and cleanup costs incurred were recognized. With the exception of one of the properties that is under redevelopment at December 31, 2013, the rehabilitation of the remaining two properties was substantially completed as of December 31, 2013.
As of December 31, 2013, the Company had settled the Hurricane Sandy claims and received insurance proceeds in excess of the $14.5 million estimated insurance recovery receivable related to the impairment charge and the repair and cleanup costs incurred. As a result, the Company recognized a Hurricane-related recovery of approximately $4.8 million and a casualty gain of approximately $654,000 for the year ended December 31, 2013. Both the recovery and casualty gain were classified in Hurricane-Related (Recoveries)/Charges, Net on the Consolidated Statements of Operations.
Based on the claims filed and management’s estimates, the Company recognized $4.4 million of business interruption losses for the year ended December 31, 2012, of which $3.6 million were related to rent concession rebates provided to residents during the period the properties were uninhabitable and were classified in Hurricane-Related (Recoveries)/Charges, Net on the Consolidated Statements of Operations, and $767,000 were related to rent that was not contractually receivable and were classified as a reduction to Rental Income on the Consolidated Statements of Operations. As noted below, the Company recovered from the insurance carrier approximately $4.2 million of the $4.4 million of 2012 business interruption losses. The Company estimates that it incurred an additional $3.4 million of business interruption losses for the year ended December 31, 2013. As noted below, the Company recovered from the insurance carrier approximately $2.6 million of the $3.4 million of 2013 business interruption losses.
During the year ended December 31, 2013, the Company received approximately $6.8 million of insurance proceeds for recovery of business interruption losses. Of the $6.8 million of insurance proceeds received in 2013, $4.2 million related to recovery of business interruption losses incurred in 2012 and the remaining $2.6 million related to recovery of business interruption losses incurred in 2013. The $6.8 million of recovery was classified in Hurricane-Related (Recoveries)/Charges, Net on the Consolidated Statements of Operations as of December 31, 2013.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

17. UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA
Selected consolidated quarterly financial data for the years ended December 31, 2013 and 2012 is summarized in the table below (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2013
Rental income (a)	$181,961	$186,285	$187,917	$190,321
Income/(loss) from continuing operations	(1,162)	4,525	2,351	(3,374)
Income/(loss) from discontinued operations, net of tax	853	829	884	41,376
Net income/(loss) attributable to common stockholders	(1,199)	4,261	2,257	35,769
Income/(loss) attributable to common stockholders per weighted average common share (b):
Basic and diluted	$(0.00)	$0.02	$0.01	$0.14

2012
Rental income (a)	$169,950	$175,153	$179,448	$180,150
Income/(loss) from continuing operations	915	(23,961)	(9,287)	(13,972)
Income/(loss) from discontinued operations, net of tax	85,713	180,268	(389)	1,016
Net income/(loss) attributable to common stockholders	80,848	145,721	(9,962)	(13,231)
Income/(loss) attributable to common stockholders per weighted average common share (b):
Basic and diluted	$0.37	$0.62	$(0.04)	$(0.05)

(a)	Represents rental income from continuing operations, excluding amounts classified as discontinued operations.

(b)	Quarterly income/(loss) per share amounts may not total to the annual amounts due to rounding.

[This page is intentionally left blank.]

Report of Independent Registered Public Accounting Firm
The Partners
United Dominion Realty, L.P.

We have audited the accompanying consolidated balance sheets of United Dominion Realty, L.P. (the “Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income/(loss), changes in capital, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Dominion Realty, L.P. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Denver, Colorado
February 25, 2014

UNITED DOMINION REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	December 31, 2013	December 31, 2012
ASSETS
Real estate owned:
Real estate held for investment	$4,108,417	$4,025,592
Less: accumulated depreciation	(1,241,574)	(1,063,156)
Real estate held for investment, net	2,866,843	2,962,436
Real estate under development (net of accumulated depreciation $0 and $1,132, respectively)	80,063	86,260
Real estate sold or held for sale (net of accumulated depreciation of $0 and $32,845, respectively)	—	37,091
Total real estate owned, net of accumulated depreciation	2,946,906	3,085,787
Cash and cash equivalents	1,897	2,804
Restricted cash	13,526	12,926
Deferred financing costs, net	5,848	6,072
Other assets	25,064	28,665
Total assets	$2,993,241	$3,136,254

LIABILITIES AND CAPITAL

Liabilities:
Secured debt	$934,865	$967,239
Notes payable due to General Partner	88,696	88,696
Real estate taxes payable	6,228	5,783
Accrued interest payable	3,323	3,604
Security deposits and prepaid rent	14,172	13,360
Distributions payable	43,253	40,752
Deferred gains on the sale of depreciable property	63,838	63,838
Accounts payable, accrued expenses, and other liabilities	35,769	34,226
Total liabilities	1,190,144	1,217,498

Commitments and contingencies (Note 11)

Capital:
Partners’ capital:
General partner: 110,883 OP Units outstanding at December 31, 2013 and 2012	1,163	1,223
Limited partners: 183,167,815 OP Units and 184,170,370 OP Units outstanding at December 31, 2013 and 2012, respectively	1,797,836	1,921,445
Accumulated other comprehensive loss	(3,065)	(5,369)
Total partners’ capital	1,795,934	1,917,299
Payable/(receivable) due to/(from) General Partner	(9,916)	(11,056)
Noncontrolling interests	17,079	12,513
Total capital	1,803,097	1,918,756
Total liabilities and capital	$2,993,241	$3,136,254
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Years Ended December 31,
	2013	2012	2011

REVENUES:
Rental income	$401,853	$384,946	$344,937

OPERATING EXPENSES:
Property operating and maintenance	75,019	72,843	67,895
Real estate taxes and insurance	45,139	40,866	39,170
Property management	11,051	10,587	9,484
Other operating expenses	5,728	5,272	5,484
Real estate depreciation and amortization	179,367	191,731	184,461
General and administrative	24,808	26,204	26,370
Hurricane-related (recoveries)/charges, net	(8,083)	5,518	—
Total operating expenses	333,029	353,021	332,864

Operating income	68,824	31,925	12,073

Interest expense	34,989	43,277	51,827
Interest expense on note payable due to General Partner	1,069	1,957	990
Income/(loss) from continuing operations	32,766	(13,309)	(40,744)
Income/(loss) from discontinued operations	45,176	57,643	70,973
Net income/(loss)	77,942	44,334	30,229
Net (income)/loss attributable to noncontrolling interests	(4,566)	(352)	(70)
Net income/(loss) attributable to OP unitholders	$73,376	$43,982	$30,159

Income/(loss) per weighted average OP Unit - basic and diluted:
Income/(loss) from continuing operations attributable to OP unitholders	0.16	(0.07)	(0.22)
Income/(loss) from discontinued operations attributable to OP unitholders	0.24	0.31	0.39
Net income/(loss) attributable to OP unitholders	0.40	0.24	0.17

Weighted average OP Units outstanding - basic and diluted	184,196	184,281	182,448
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)

	Years Ended December 31,
	2013	2012	2011

Net income/(loss)	$77,942	$44,334	$30,229

Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(348)	(1,898)	(6,119)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	2,652	3,431	4,719
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	2,304	1,533	(1,400)

Comprehensive income/(loss)	80,246	45,867	28,829

Comprehensive (income)/loss attributable to noncontrolling interests	4,566	352	70

Comprehensive income/(loss) attributable to OP unitholders	$75,680	$45,515	$28,759
See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(In thousands)

	Class A Limited Partner	Limited Partners	UDR, Inc.		Accumulated Other Comprehensive Income/(Loss), net	Total Partners’ Capital	Payable/(Receivable) due to/(from) General Partner	Noncontrolling Interests
			Limited Partner	General Partner					Total
Balance at December 31, 2010	$41,199	$77,858	$1,927,323	$1,363	$(5,502)	$2,042,241	$(492,709)	$12,091	$1,561,623
Distributions	(2,328)	(4,973)	(139,853)	(88)	—	(147,242)	—	—	(147,242)
OP Unit redemptions for common shares of UDR	—	(287)	287	—	—	—	—	—	—
OP Units issued for real estate	—	111,034	—	—	—	111,034	—	—	111,034
Adjustment to reflect limited partners’ capital at redemption value	4,809	7,621	(12,430)	—	—	—	—	—	—
Net income/(loss)	287	1,255	28,599	18	—	30,159	—	70	30,229
Other comprehensive income/(loss)	—	—	—	—	(1,400)	(1,400)	—	—	(1,400)
Net change in amount due to/(from) General Partner	—	—	—	—	—	—	299,125	—	299,125
Balance at December 31, 2011	43,967	192,508	1,803,926	1,293	(6,902)	2,034,792	(193,584)	12,161	1,853,369
Distributions	(2,328)	(6,738)	(153,846)	(96)	—	(163,008)	—	—	(163,008)
OP Unit redemptions for common shares of UDR	—	(529)	529	—	—	—	—	—	—
OP Units redemption for cash	—	(133)	133	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	(596)	(5,166)	5,762	—	—	—	—	—	—
Net income/(loss)	613	1,820	41,523	26	—	43,982	—	352	44,334
Other comprehensive income/(loss)	—	—	—	—	1,533	1,533	—	—	1,533
Net change in amount due to/(from) General Partner	—	—	—	—	—	—	182,528	—	182,528
Balance at December 31, 2012	41,656	181,762	1,698,027	1,223	(5,369)	1,917,299	(11,056)	12,513	1,918,756
Distributions	(2,324)	(7,118)	(164,170)	(104)	—	(173,716)	—	—	(173,716)
OP Unit redemptions for common shares of UDR	—	(1,817)	1,817	—	—	—	—	—	—
Distribution of community to UDR	—	—	(23,329)	—	—	(23,329)	(53,712)	—	(77,041)
Adjustment to reflect limited partners’ capital at redemption value	702	852	(1,554)	—	—	—	—	—	—
Net income/(loss)	868	3,016	69,448	44	—	73,376	—	4,566	77,942
Other comprehensive income/(loss)	—	—	—	—	2,304	2,304	—	—	2,304
Net change in amount due to/(from) General Partner	—	—	—	—	—	—	54,852	—	54,852
Balance at December 31, 2013	$40,902	$176,695	$1,580,239	$1,163	$(3,065)	$1,795,934	$(9,916)	$17,079	$1,803,097
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Operating Activities
Net income/(loss)	$77,942	$44,334	$30,229
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	181,302	195,051	197,964
Net gain on the sale of depreciable property	(41,518)	(51,094)	(60,065)
Hurricane-related (recoveries)/charges, net	(270)	5,518	—
Other	2,097	3,624	4,465
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(11,685)	(1,543)	(11,516)
Increase/(decrease) in operating liabilities	478	5,205	(5,006)
Net cash provided by operating activities	208,346	201,095	156,071

Investing Activities
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	—	—	(287,075)
Proceeds from sales of real estate investments, net	79,437	113,175	138,693
Development and redevelopment of real estate assets	(66,407)	(36,804)	—
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(76,984)	(72,098)	(63,191)
Cash paid in nonmonetary asset exchange	—	—	(15,407)
Net cash provided by/(used in) investing activities	(63,954)	4,273	(226,980)

Financing Activities
Advances from/(to) General Partner, net	(92,537)	29,391	175,964
Proceeds from the issuance of secured debt	—	26,054	2,074
Payments on secured debt	(42,237)	(249,680)	(96,902)
Distributions paid to partnership unitholders	(9,348)	(9,033)	(7,300)
Payments of financing costs	(1,177)	—	(3,143)
Net cash provided by/(used in) financing activities	(145,299)	(203,268)	70,693
Net increase/(decrease) in cash and cash equivalents	(907)	2,100	(216)
Cash and cash equivalents, beginning of year	2,804	704	920
Cash and cash equivalents, end of year	$1,897	$2,804	$704

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$42,506	$48,545	$56,871
Non-cash transactions:
Real estate acquired, including intangibles in asset exchange	—	—	178,353
Real estate disposed in asset exchange, net of accumulated depreciation	—	—	139,725
Real estate distributed to the General Partner	74,586	—	—
OP Units redeemed by General Partner in partial consideration for real estate distributed	23,329	—	—
Secured debt assumed in the acquisitions of properties, including asset exchange	—	—	247,805
Secured debt transferred in asset exchange	—	—	55,356

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Supplemental Information (Continued):
Fair market value adjustment of secured debt assumed in acquisitions of properties, including asset exchange	—	—	21,915
Reallocation of credit facilities debt from General Partner	13,682	—	—
OP Units issued in partial consideration for property acquisition	—	—	111,034
Development costs and capital expenditures incurred but not yet paid	6,371	7,440	721
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

1. CONSOLIDATION AND BASIS OF PRESENTATION
United Dominion Realty, L.P. (“UDR, L.P.,” the “Operating Partnership,” “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the years ended December 31, 2013, 2012, and 2011, rental revenues of the Operating Partnership represented 54%, 54%, 53%, respectively, of the General Partner’s consolidated rental revenues (including those classified within discontinued operations). At December 31, 2013, the Operating Partnership’s apartment portfolio consisted of 68 communities located in 17 markets consisting of 20,746 apartment homes.
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
As of December 31, 2013, there were 183,278,698 OP Units outstanding, of which 173,959,774 or 94.9% were owned by UDR and affiliated entities and 9,318,924 or 5.1% were owned by non-affiliated limited partners. There were 184,281,253 OP Units in the Operating Partnership outstanding as of December 31, 2012, of which 174,886,035 or 94.9% were owned by UDR and affiliated entities and 9,395,218 or 5.1% were owned by non-affiliated limited partners.
As sole general partner of the Operating Partnership, UDR owned 110,883 general partnership interest units or 0.06% of the total OP Units outstanding as of December 31, 2013 and 2012. At December 31, 2013 and 2012, there were 183,167,815 and 184,170,370 OP Units outstanding of limited partnership interest, respectively, of which 1,751,671 were Class A Limited Partnership OP Units. UDR owned 173,848,891 or 94.9% and 174,775,152 or 94.9% at December 31, 2013 and 2012, respectively. The remaining 9,318,924 or 5.1% and 9,395,218 or 5.1% OP Units outstanding of limited partnership interest were held by non- affiliated partners at December 31, 2013 and 2012, respectively, of which 1,751,671 were Class A Limited Partnership units. See Note 9, Capital Structure.
The Operating Partnership evaluated subsequent events through the date its financial statements were issued. No recognized or non-recognized subsequent events were noted.

2. SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-10, Disclosures about Offsetting Assets and Liabilities. The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This included the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either 1) offset on the balance sheet in accordance with the “Offsetting Guidance” in ASC 210-20-45 or ASC 815-10-45 (collectively, the offsetting guidance) or 2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with the “Offsetting Guidance”. The amendments, which were adopted by the Operating Partnership on January 1, 2013, impacted the Operating Partnership’s disclosures related to its derivative activities. (See Note 8, Derivatives and Hedging Activity.) The new guidance did not have any impact on the Operating Partnership’s consolidated financial position, results of operations, or cash flows.

In February 2012, the FASB issued ASU No. 2013-02, Other Comprehensive Income (Topic 220) to require preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income (“AOCI”). For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting (either on the

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

face of the statement where net income is presented or in the notes thereto) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other existing disclosures is required in the notes. The amendments, which were adopted by the Operating Partnership on January 1, 2013, did not have any impact on the Operating Partnership's consolidated financial position, results of operations, or cash flows. The accompanying consolidated financial statements include the required disclosures in the Consolidated Statements of Comprehensive Income/(Loss) or in the notes thereto for each of the three years in the period ended December 31, 2013.
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
Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which are 35 to 55 years for buildings, 10 to 35 years for major improvements, and 3 to 10 years for furniture, fixtures, equipment, and other assets. As of December 31, 2013 and 2012, the amount of our net intangible assets which are reflected in Other Assets was $7.6 million and $9.3 million, respectively. As of December 31, 2013 and 2012, the amount of our net intangible liabilities which are reflected in Accounts Payable, Accrued Expenses, and Other Liabilities was $3.5 million and $3.9 million in our Consolidated Balance Sheets. The balances are being amortized over the remaining life of the respective intangible.
Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total Real Estate Owned, Net of Accumulated Depreciation. The Operating Partnership capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the years ended December 31, 2013, 2012, and 2011 were $2.5 million, $2.1 million, and $2.2 million, respectively. During the years ended December 31, 2013, 2012, and 2011, total interest capitalized was $5.9 million, $3.7 million, $1.8 million, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion and depreciation commences over the estimated useful life.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short-term, highly liquid investments. We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The majority of the Operating Partnership’s cash and cash equivalents are held at major commercial banks.
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
For sale transactions meeting the requirements for full accrual profit recognition, we remove the related assets and liabilities from our Consolidated Balance Sheets and record the gain or loss in the period the transaction closes. For sale transactions that do not meet the full accrual sale criteria due to our continuing involvement, we evaluate the nature of the continuing involvement and account for the transaction under an alternate method of accounting. Unless certain limited criteria are met, non-monetary transactions, including property exchanges, are accounted for at fair value.
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
Noncontrolling Interests
The noncontrolling interests represent the General Partner’s interests in certain consolidated subsidiaries and are presented in the capital section of the consolidated balance sheets since these interests are not convertible or redeemable into any other ownership interests of the Operating Partnership.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

During the year ended December 31, 2013, the Operating Partnership corrected an error in the General Partner’s ownership interest in one of the consolidated subsidiaries. The correction increased the General Partner’s ownership interest resulting in a cumulative adjustment increasing Net Income Attributable to Noncontrolling Interests by $3.3 million on the Consolidated Statements of Operations with a corresponding increase to Noncontrolling Interests on the Consolidated Balance Sheets. Management believes the impact of the cumulative adjustment in 2013 is immaterial to the financial statements taken as a whole.
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
Management of the Operating Partnership has reviewed all open tax years (2010 through 2012) and major jurisdictions, and concluded there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns.
Discontinued Operations
Under GAAP, the results of operations for those properties sold during the year or classified as held for sale at the end of the current year are classified as discontinued operations in the current and prior periods. Further, to meet the discontinued operations criteria, the Operating Partnership or related parties will not have any significant continuing involvement in the ownership or operation of the property after the sale or disposition. Once a property is classified as held for sale, depreciation is no longer recorded. However, if the Operating Partnership determines that the property no longer meets the criteria for held for sale, the Operating Partnership will recapture any unrecorded depreciation on the property. The assets and liabilities, if any, of properties classified as held for sale are presented separately on the Consolidated Balance Sheets at lower of their carrying amount or their estimated fair value less the costs to sell the assets. (See Note 4, Discontinued Operations and Assets Held for Sale, for further discussion).
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
Advertising Costs
All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item General and Administrative. During the years ended December 31, 2013, 2012, and 2011, total advertising expense from continuing and discontinued operations was $2.5 million, $2.4 million, and $2.5 million, respectively.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

Comprehensive Income/(Loss)
Comprehensive income, which is defined as the change in capital during each period from transactions and other events and circumstances from nonowner sources, including all changes in capital during a period except for those resulting from investments by or distributions to partners, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the years ended December 31, 2013, 2012, and 2011, the Operating Partnership’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges and (gain)/loss reclassified from other comprehensive income/(loss) into earnings. The (gain)/loss reclassified from other comprehensive income/(loss) is included in Interest Expense on the Consolidated Statements of Operations. See Note 8, Derivatives and Hedging Activity, for further discussion.
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
Market Concentration Risk
The Operating Partnership is subject to increased exposure from economic and other competitive factors specific to those markets where it holds a significant percentage of the carrying value of its real estate portfolio at December 31, 2013, the Operating Partnership held greater than 10% of the carrying value of its real estate portfolio in the Orange County, California; San Francisco, California; Metropolitan D.C.; and New York, New York markets.

3. REAL ESTATE OWNED
Real estate assets owned by the Operating Partnership consists of income producing operating properties, properties under development, land held for future development, and sold or held for sale properties. At December 31, 2013, the Operating Partnership owned and consolidated 68 communities in nine states plus the District of Columbia totaling 20,746 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013	December 31, 2012
Land	$1,004,447	$994,709
Depreciable property — held and used:
Buildings, improvements, and furniture, fixtures and equipment	3,103,970	3,030,883
Real estate sold:
Land	—	12,015
Buildings, improvements, and furniture, fixtures and equipment	—	57,921
Under development:
Land	9,447	25,833
Construction in progress	70,616	61,559
Real estate owned	4,188,480	4,182,920
Accumulated depreciation	(1,241,574)	(1,097,133)
Real estate owned, net	$2,946,906	$3,085,787
The Operating Partnership had no acquisitions during the years ended December 31, 2013, 2012 and 2011.
In November 2013, the Operating Partnership distributed the development property Los Alisos to the General Partner. See Note 6, Related Party Transactions, for more details.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
The results of operations for properties sold during the year or designated as held for sale at the end of the year are classified as discontinued operations for all periods presented. Properties classified as real estate held for sale generally represent properties that are actively marketed or contracted for sale with the closing expected to occur within the next twelve months. The presentation of discontinued operations does not have an impact on net income/(loss) attributable to OP unitholders, and results in the reclassification of the operating results of all properties sold or classified as held for sale through December 31, 2013 within the Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets as of December 31, 2013 and 2012, if applicable. The gain/(loss) on the sale of the depreciable properties and the income/(loss) attributable to disposed properties are reported within the line item Income/(Loss) from Discontinued Operations on the Consolidated Statements of Operations.
During the year ended December 31, 2013, the Operating Partnership sold two communities in the Sacramento market with 914 apartment homes for gross proceeds of $81.1 million. During the year ended December 31, 2012, the Operating Partnership sold four communities with 1,314 apartment homes. During the year ended December 31, 2011, the Operating Partnership sold eight communities with 2,024 apartment homes, which included four communities with 984 apartment homes sold in conjunction with an asset exchange. At December 31, 2013 and 2012, the Operating Partnership had no communities that met the criteria to be classified as held for sale and included in Income/(Loss) from Discontinued Operations on the Consolidated Statements of Operations.
During the years ended December 31, 2013, 2012, and 2011, the Operating Partnership recognized net gain/(loss) on the sale of depreciable properties of $41.5 million, $51.1 million, and $60.1 million, respectively, which is included in Income/(Loss) from Discontinued Operations on the Consolidated Statements of Operations.
The following is a summary of income from discontinued operations for the years ended December 31, 2013, 2012, and 2011 (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Rental income	$8,989	$15,745	$42,120
Rental expenses	3,149	5,444	15,734
Property management	247	432	1,160
Real estate depreciation	1,935	3,320	13,503
Interest	—	—	815
Income/(loss) attributable to disposed properties	3,658	6,549	10,908
Net gain/(loss) on the sale of depreciable properties	41,518	51,094	60,065
Income/(loss) from discontinued operations	$45,176	$57,643	$70,973

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

5. DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of December 31, 2013 and 2012 (dollars in thousands):

	Principal Outstanding		For the Year Ended December 31, 2013
	December 31,		Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
	2013	2012
Fixed Rate Debt
Mortgage notes payable	$386,803	$394,999	5.44%	2.6	5
Fannie Mae credit facilities	379,003	370,638	4.71%	5.5	10
Total fixed rate secured debt	765,806	765,637	5.08%	4.0	15
Variable Rate Debt
Mortgage notes payable	—	37,415	—	—	—
Tax-exempt secured note payable	27,000	27,000	0.95%	18.2	1
Fannie Mae credit facilities	142,059	137,187	1.90%	7.7	5
Total variable rate secured debt	169,059	201,602	1.75%	9.4	6
Total secured debt	$934,865	$967,239	4.47%	5.0	21

As of December 31, 2013, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $838.1 million with $838.1 million outstanding. The Fannie Mae credit facilities are for terms of seven to ten years (maturing at various dates from May 2017 through July 2023) and bear interest at floating and fixed rates. At December 31, 2013, $626.7 million of the outstanding balance was fixed at a weighted average interest rate of 4.99% and the remaining balance of $211.4 million on these facilities had a weighted average variable interest rate of 1.61%. During 2013, the General Partner reallocated an additional $13.7 million of the Fannie Mae credit facilities to the Operating Partnership. At December 31, 2013, there was a total of $521.1 million of these credit facilities allocated to the Operating Partnership based on the ownership of the assets securing the debt. The following is information related to the credit facilities allocated to the Operating Partnership:

	December 31, 2013	December 31, 2012
	(dollars in thousands)
Borrowings outstanding	$521,062	$507,825
Weighted average borrowings during the period ended	522,007	544,793
Maximum daily borrowings during the period ended	523,187	635,762
Weighted average interest rate during the period ended	4.2%	4.3%
Interest rate at the end of the period	4.1%	4.4%
The Operating Partnership may from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair value adjustment of the fixed rate debt instruments on the Operating Partnership’s properties was a net premium of $10.0 million and $13.8 million at December 31, 2013 and 2012, respectively.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from December 2015 through May 2019 and carry interest rates ranging from 3.43% to 5.94%.
Secured credit facilities. At December 31, 2013, the General Partner had borrowings against its fixed rate facilities of $626.7 million, of which $379.0 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of December 31, 2013, the fixed rate Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average fixed interest rate of 4.71%.
Variable Rate Debt
Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures in March 2032. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 0.95% as of December 31, 2013.
Secured credit facilities. At December 31, 2013, the General Partner had borrowings against its variable rate facilities of $211.4 million, of which $142.1 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of December 31, 2013, the variable rate borrowings under the Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average floating interest rate of 1.90%.
The aggregate maturities of the Operating Partnership’s secured debt due during each of the next five calendar years subsequent to December 31, 2013 are as follows (dollars in thousands):

	Fixed		Variable
	Mortgage Notes	Credit Facilities	Tax Exempt Notes Payable	Credit Facilities	Total
2014	$8,590	$344	$—	$—	$8,934
2015	192,939	364	—	—	193,303
2016	131,957	382	—	—	132,339
2017	1,641	15,684	—	6,566	23,891
2018	1,696	161,754	—	46,272	209,722
Thereafter	49,980	200,475	27,000	89,221	366,676
Total	$386,803	$379,003	$27,000	$142,059	$934,865
Guarantor on Unsecured Debt
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility, with an aggregate borrowing capacity of $900 million, $250 million of term notes due June 2018, $100 million of term notes due June 2018, $300 million of medium-term notes due June 2018, $300 million of medium-term notes due October 2020, and $400 million of medium-term notes due January 2022. As of December 31, 2013, there were no outstanding borrowings under the unsecured credit facility. As of December 31, 2012, the outstanding balance under the unsecured credit facility was $76.0 million.
6. RELATED PARTY TRANSACTIONS
Payable/(Receivable) Due To/(From) the General Partner
The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had net receivable balances of $9.9 million and $11.1 million at December 31, 2013 and 2012, respectively, which is reflected as a reduction of capital on the Consolidated Balance Sheets.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

Allocation of General and Administrative Expenses
The General Partner provides various general and administrative and other overhead services for the Operating Partnership including legal assistance, acquisitions analysis, marketing and advertising, and allocates these expenses to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on its pro-rata portion of UDR’s total apartment homes. During the years ended December 31, 2013, 2012, and 2011, the general and administrative expenses allocated to the Operating Partnership by UDR were $23.5 million, $25.2 million, and $32.6 million, respectively, and are included in General and Administrative on the Consolidated Statements of Operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.
During the years ended December 31, 2013, 2012, and 2011, the Operating Partnership incurred $12.3 million, $11.9 million, and $3.7 million, respectively, of related party management fees related to a management agreement entered into in 2011 with wholly-owned subsidiaries of RE3. (See further discussion in paragraph below.) These related party management fees are initially recorded within the line item General and Administrative on the Consolidated Statements of Operations, and a portion related to management fees charged by the Taxable REIT subsidiary (“TRS”) of the General Partner is reclassified to Property Management on the Consolidated Statements of Operations. (See further discussion below.)
Management Fee
In 2011, the Operating Partnership entered into a management agreement with wholly-owned subsidiaries of RE3. Under the management agreement, the Operating Partnership is charged a management fee equal to 2.75% of gross rental revenues, which is reported in Property Management on the Consolidated Statements of Operations.
Guaranties by the General Partner
The Operating Partnership provided a “bottom dollar” guaranty to certain limited partners as part of their original contribution to the Operating Partnership. The guaranty protects the tax basis of the underlying contribution and is reflected on the OP unitholder’s Schedule K-1 tax form. The guaranty was made in the form of a note payable issued by the Operating Partnership to the General Partner at an annual interest rate of 0.932% for the years ended December 31, 2013 and 2012, respectively. On December 31, 2013, the note was renewed at an annual interest rate of 5.18%. Interest payments are made monthly and the renewed note is due December 31, 2023. At December 31, 2013 and 2012, the note payable due to the General Partner was $83.2 million, respectively.
In 2011, the Operating Partnership also provided a “bottom dollar” guaranty in conjunction with 1,802,239 OP Units issued in partial consideration to the seller for the acquisition of an operating community. The guaranty was made in the form of a note payable issued by the Operating Partnership to the General Partner at an annual interest rate of 5.337%. Interest payments are due monthly and the note matures on August 31, 2021. At December 31, 2013 and 2012, the note payable due to the General Partner was $5.5 million.
In November 2013, the Operating Partnership distributed the development property Los Alisos to the General Partner as a capital distribution. Upon the distribution of the property, the Operating Partnership redeemed 1,002,556 limited partnership units owned by UDR and affiliated entities and reduced its receivable from the General Partner by $53.7 million, resulting in a net capital reduction of $77.0 million.
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
DECEMBER 31, 2013

•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of December 31, 2013 and 2012 are summarized as follows (dollars in thousands):

			Fair Value at December 31, 2013, Using
	Total Carrying Amount in Statement of Financial Position at	Fair Value Estimate at	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2013	December 31, 2013
Description:
Derivatives - Interest rate contracts (a)	$2,731	$2,731	$—	$2,731	$—
Secured debt instruments - fixed rate: (b)
Mortgage notes payable	386,803	403,695	—	—	403,695
Fannie Mae credit facilities	379,003	394,239	—	—	394,239
Secured debt instruments - variable rate: (b)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Fannie Mae credit facilities	142,059	142,059	—	—	142,059
Total liabilities	$937,596	$969,724	$—	$2,731	$966,993

			Fair Value at December 31, 2012, Using
	Total Carrying Amount in Statement of Financial Position at	Fair Value Estimate at	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2012	December 31, 2012
Description:
Derivatives- Interest rate contracts (a)	$2	$2	$—	$2	$—
Total assets	$2	$2	$—	$2	$—

Derivatives- Interest rate contracts (a)	$4,750	$4,750	$—	$4,750	$—
Secured debt instruments- fixed rate: (b)
Mortgage notes payable	394,999	429,973	—	—	429,973
Fannie Mae credit facilities	370,638	399,389	—	—	399,389
Secured debt instruments- variable rate: (b)
Mortgage notes payable	37,415	37,415	—	—	37,415
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Fannie Mae credit facilities	137,187	137,187	—	—	137,187
Total liabilities	$971,989	$1,035,714	$—	$4,750	$1,030,964

(a)	See Note 8, Derivatives and Hedging Activity.

(b)	See Note 5, Debt.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

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
Although the Operating Partnership has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2013 and December 31, 2012, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Financial Instruments Not Carried at Fair Value
At December 31, 2013, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Operating Partnership using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
DECEMBER 31, 2013

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Loss, Net in the Consolidated Balance Sheets, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2013, 2012, and 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2013, 2012, and 2011, the Operating Partnership recorded less than $1,000 of ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item.
Amounts reported in Accumulated Other Comprehensive Loss, Net related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is allocated to the Operating Partnership. During the next twelve months through December 31, 2014, we estimate that an additional $2.2 million will be reclassified as an increase to interest expense.
As of December 31, 2013, the Operating Partnership had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	2	$96,974
Interest rate caps	5	$255,561
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in losses of $9,000, $9,000, and $204,000 for the years ended December 31, 2013, 2012, and 2011, respectively.
As of December 31, 2013, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	1	$83,289

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Operating Partnership’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2013 and 2012 (dollars in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance Sheet Location	December 31, 2013	December 31, 2012	Balance Sheet Location	December 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	$2	Other liabilities	$2,731	$4,750
Total		$—	$2		$2,731	$4,750

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$—	$—	Other liabilities	$—	$—
Total		$—	$—		$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011 (dollars in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships					Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2013	2012	2011		2013	2012	2011

Interest rate products	$(348)	$(1,898)	$(6,119)	Interest expense	$(2,652)	$(3,431)	$(4,719)
Total	$(348)	$(1,898)	$(6,119)		$(2,652)	$(3,431)	$(4,719)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

		2013	2012	2011

Interest rate products	Other operating expenses	$(9)	$(9)	$(204)
Total		$(9)	$(9)	$(204)

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

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
Certain of the General Partner’s agreements with its derivative counterparties contain provisions where if there is a change in the General Partner’s financial condition that materially changes the General Partner’s creditworthiness in an adverse manner, the General Partner may be required to fully collateralize its obligations under the derivative instrument. At December 31, 2013 and 2012, no cash collateral was posted or required to be posted by the General Partner or by a counterparty.
The General Partner also has an agreement with a derivative counterparty that incorporates the loan and financial covenant provisions of the General Partner’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with these covenant provisions would result in the General Partner being in default on any derivative instrument obligations covered by the agreement.
As of December 31, 2013, the fair value of derivatives in a net liability position that were allocated to the Operating Partnership, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.9 million. If the General Partner had breached any of these provisions at December 31, 2013, it would have been required to settle its obligations under the agreements at their termination value of $2.9 million.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

The General Partner has elected not to offset derivative positions in the consolidated financial statements. The table below presents the effect on the Operating Partnership's financial position had the General Partner made the election to offset its derivative positions as of December 31, 2013 and December 31, 2012:

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Financial Instruments	Cash Collateral Received	Net Amount

December 31, 2013	$—	$—	$—	$—	$—	$—

December 31, 2012	$2	$—	$2	$—	$—	$2
(a) Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (b)	Financial Instruments	Cash Collateral Posted	Net Amount

December 31, 2013	$2,731	$—	$2,731	$—	$—	$2,731

December 31, 2012	$4,750	$—	$4,750	$—	$—	$4,750
(b) Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.

9. CAPITAL STRUCTURE
General Partnership Units
The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP Units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Partnership Units. There were 110,883 General Partnership units outstanding at December 31, 2013 and 2012, all of which were held by UDR.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

Limited Partnership Units
At December 31, 2013 and 2012, there were 183,167,815 and 184,170,370 limited partnership units outstanding, respectively, of which 1,751,671 were Class A Limited Partnership Units. UDR owned 173,848,891 or 94.9% and 174,775,152 or 94.9% at December 31, 2013 and 2012, respectively. The remaining 9,318,924 or 5.1% and 9,395,218 or 5.1% OP Units outstanding were held by non-affiliated partners at December 31, 2013 and 2012, respectively, of which 1,751,671 were Class A Limited Partnership Units.
Subject to the Operating Partnership Agreement, the limited partners have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the limited partner at a redemption price equal to and in the form of the Cash Amount (as defined in the Operating Partnership Agreement), provided that such OP Units have been outstanding for at least one year. UDR, as general partner of the Operating Partnership, may, in its sole discretion, purchase the OP Units by paying to the limited partner either the Cash Amount or the REIT Share Amount (generally one share of common stock of UDR for each OP Unit), as defined in the Operating Partnership Agreement.
The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $217.6 million and $223.4 million as of December 31, 2013 and December 31, 2012, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.
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
The following table shows OP Units outstanding and OP Unit activity as of and for the years ended December 31, 2013, 2012, and 2011:

			UDR, Inc.
	Class A Limited Partner	Limited Partners	Limited Partner	General Partner	Total
Ending balance at December 31, 2010	1,751,671	3,310,298	174,736,557	110,883	179,909,409
OP Units issued for acquisitions of real estate	—	4,371,845	—	—	4,371,845
OP redemptions for UDR stock (1)	—	(12,511)	12,511	—	—
Ending balance at December 31, 2011	1,751,671	7,669,632	174,749,068	110,883	184,281,254
OP redemptions for cash	—	(5,646)	5,646	—	—
OP redemptions for UDR stock	—	(20,438)	20,438	—	—
Ending balance at December 31, 2012	1,751,671	7,643,548	174,775,152	110,883	184,281,254
OP Units redeemed for the distribution of real estate to the General partner	—	—	(1,002,556)	—	(1,002,556)
OP redemptions for UDR stock	—	(76,295)	76,295	—	—
Ending balance at December 31, 2013	1,751,671	7,567,253	173,848,891	110,883	183,278,698

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

(1) In November 2013, the Operating Partnership distributed the development property Los Alisos to the General Partner as a capital distribution. Upon the distribution of the property, the Operating Partnership redeemed 1,002,556 limited partnership units owned by UDR and affiliated entities, resulting in a capital reduction of $23.3 million.

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

10. INCOME/(LOSS) PER OPERATING PARTNERSHIP UNIT
Basic income/(loss) per OP Unit is computed by dividing net income/(loss) attributable to general and limited partner unitholders by the weighted average number of general and limited partner units (including redeemable OP Units) outstanding during the year. Diluted income/(loss) per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units or resulted in the issuance of OP Units and then shared in the income/(loss) of the Operating Partnership. For the years ended December 31, 2013, 2012, and 2011, there were no dilutive instruments, and therefore, diluted income/(loss) per OP Unit and basic income/(loss) per OP Unit are the same. See Note 9, Capital Structure, for further discussion on redemption rights of OP Units.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

The following table sets forth the computation of basic and diluted income/(loss) per OP Unit for the periods presented (dollars in thousands, except per OP Unit data):

	Years Ended December 31,
	2013	2012	2011

Numerator for income/(loss) per OP Unit — basic and diluted:
Income/(loss) from continuing operations	$32,766	$(13,309)	$(40,744)
(Income)/loss from continuing operations attributable to noncontrolling interests	(4,114)	(100)	84
Income/(loss) from continuing operations attributable to OP unitholders	$28,652	$(13,409)	$(40,660)

Income/(loss) from discontinued operations	$45,176	$57,643	$70,973
(Income)/loss from discontinued operations attributable to noncontrolling interests	(452)	(252)	(154)
Income/(loss) from discontinued operations attributable to OP unitholders	$44,724	$57,391	$70,819

Net income/(loss)	$77,942	$44,334	$30,229
Net (income)/loss attributable to noncontrolling interests	(4,566)	(352)	(70)
Net income/(loss) attributable to OP unitholders	$73,376	$43,982	$30,159

Denominator for income/(loss) per OP Unit — basic and diluted:
Weighted average OP Units outstanding — basic and diluted	184,196	184,281	182,448

Income/(loss) per weighted average OP Unit — basic and diluted:
Income/(loss) from continuing operations attributable to OP unitholders	$0.16	$(0.07)	$(0.22)
Income/(loss) from discontinued operations attributable to OP unitholders	$0.24	$0.31	$0.39
Net income/(loss) attributable to OP unitholders	$0.40	$0.24	$0.17

11. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Operating Partnership’s real estate commitments at December 31, 2013 (dollars in thousands):

	Number of Properties	Costs Incurred to Date (a)	Expected Costs to Complete (unaudited)
Real estate communities — under development	1	$80,063	$51,937
Real estate communities — redevelopment	1	72,581	2,719
		$152,644	$54,656

(a) Includes $7.9 million and $2.4 million of accrued fixed assets for development and redevelopment, respectively.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

Ground Leases
The Operating Partnership owns five communities, which are subject to ground leases expiring between 2019 and 2103. Future minimum lease payments as of December 31, 2013 are $5.2 million for each of the years ending December 31, 2014 to 2018, and a total of $314.3 million for years thereafter. For purposes of our ground lease contracts, the Operating Partnership uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a reset provision based on the communities appraised value or consumer price index but does not include a specified minimum lease payment, the Operating Partnership uses the current rent over the remainder of the lease term.
The Operating Partnership incurred $5.1 million, $5.0 million, and $4.9 million of ground rent expense for the years ended December 31, 2013, 2012, and 2011, respectively.
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
The Operating Partnership’s two reportable segments are Same-Store Communities and Non-Mature/Other communities:

•
Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2012 and held as of December 31, 2013. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

•
Non-Mature Communities/Other represent those communities that were acquired or developed in 2011, 2012, or 2013, sold properties, redevelopment properties, and the non-apartment components of mixed use properties.

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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the years ended December 31, 2013, 2012, and 2011.
The following table details rental income and NOI from continuing and discontinued operations for the Operating Partnership’s reportable segments for the years ended December 31, 2013, 2012, and 2011, and reconciles NOI to Net Income/(Loss) Attributable to OP Unitholders in the Consolidated Statements of Operations (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Reportable apartment home segment rental income
Same-Store Communities
West Region	$175,384	$166,181	$156,587
Mid-Atlantic Region	68,205	66,487	64,020
Northeast Region	36,623	34,579	24,408
Southeast Region	43,208	40,771	38,606
Southwest Region	21,105	19,859	18,286
Non-Mature Communities/Other	66,317	72,814	85,150
Total segment and consolidated rental income	$410,842	$400,691	$387,057
Reportable apartment home segment NOI
Same-Store Communities
West Region	$125,956	$117,744	$109,672
Mid-Atlantic Region	46,770	45,801	44,400
Northeast Region	27,149	25,653	17,829
Southeast Region	28,105	26,510	24,212
Southwest Region	13,293	12,225	10,994
Non-Mature Communities/Other	46,262	53,605	57,151
Total segment and consolidated NOI	287,535	281,538	264,258
Reconciling items:
Property management	(11,298)	(11,019)	(10,644)
Other operating expenses	(5,728)	(5,272)	(5,484)
Real estate depreciation and amortization	(181,302)	(195,051)	(197,964)
General and administrative	(24,808)	(26,204)	(26,370)
Hurricane-related recoveries/(charges), net	8,083	(5,518)	—
Interest expense	(36,058)	(45,234)	(53,632)
Net gain/(loss) on the sale of depreciable properties	41,518	51,094	60,065
Net income/(loss) attributable to noncontrolling interests	(4,566)	(352)	(70)
Net income/(loss) attributable to OP unitholders	$73,376	$43,982	$30,159

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

The following table details the assets of the Operating Partnership’s reportable segments as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013	December 31, 2012
Reportable apartment home segment assets
Same-Store Communities
West Region	$1,664,314	$1,651,316
Mid-Atlantic Region	706,447	701,741
Northeast Region	443,483	434,138
Southeast Region	328,150	322,882
Southwest Region	186,934	185,501
Non-Mature Communities/Other	859,152	887,342
Total segment assets	4,188,480	4,182,920
Accumulated depreciation	(1,241,574)	(1,097,133)
Total segment assets - net book value	2,946,906	3,085,787
Reconciling items:
Cash and cash equivalents	1,897	2,804
Restricted cash	13,526	12,926
Deferred financing costs, net	5,848	6,072
Other assets	25,064	28,665
Total consolidated assets	$2,993,241	$3,136,254
Capital expenditures related to the Operating Partnership’s Same-Store Communities totaled $25.9 million and $27.2 million for the years ended December 31, 2013 and 2012, respectively. Capital expenditures related to the Operating Partnership’s Non-Mature Communities/Other totaled $1.9 million and $2.7 million for the years ended December 31, 2013 and 2012, respectively.
Markets included in the above geographic segments are as follows:

i.	West Region — Orange County, San Francisco, Monterey Peninsula, Los Angeles, Seattle, Inland Empire, Portland, and San Diego

ii.	Mid-Atlantic Region — Metropolitan, D.C. and Baltimore

iii.	Northeast Region — New York and Boston

iv.	Southeast Region — Nashville, Tampa, and Other Florida

v.	Southwest Region — Dallas

13. HURRICANE-RELATED RECOVERIES/(CHARGES)

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

Based on the claims filed and management’s estimates, the Operating Partnership recognized a $7.1 million impairment charge for the damaged assets’ net book value and incurred $7.0 million of repair and cleanup costs during the year ended December 31, 2012. The impairment charge and the repair and cleanup costs incurred were reduced as of December 31, 2012 by $10.8 million of estimated insurance recovery, and were classified in Hurricane-Related (Recoveries)/Charges, Net on the Consolidated Statements of Operations. During the year ended December 31, 2013, no material adjustments to the impairment

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

charge and the repair and cleanup costs incurred were recognized. The rehabilitation of these two properties was substantially completed as of December 31, 2013.
As of December 31, 2013, the Operating Partnership had settled the Hurricane Sandy claims and received insurance proceeds in excess of the $10.8 million estimated insurance recovery receivable related to the impairment charge and the repair and cleanup costs incurred. As a result, the Company recognized a Hurricane-related recovery of approximately $3.3 million and a casualty gain of approximately $582,000 for the year ended December 31, 2013. Both the recovery and casualty gain were classified in Hurricane-Related (Recoveries)/Charges, Net on the Consolidated Statements of Operations.
Based on the claims filed and management’s estimates, the Operating Partnership recognized $2.2 million of business interruption losses for the year ended December 31, 2012, of which $1.8 million were related to rent concession rebates provided to residents during the period the properties were uninhabitable and were classified in Hurricane-Related (Recoveries)/Charges, Net on the Consolidated Statements of Operations, and $400,000 were related to rent that was not contractually receivable and were classified as a reduction to Rental Income on the Consolidated Statements of Operations. The Company estimates that it incurred an additional $2.1 million of business interruption losses for the year ended December 31, 2013. As noted, the Company settled the Hurricane Sandy claims as of December 31, 2013.
During the year ended December 31, 2013, the Operating Partnership received approximately $4.2 million of insurance proceeds for recovery of business interruption losses. Of the $4.2 million of insurance proceeds received during the year ended December 31, 2013, $2.1 million related to recovery of business interruption losses incurred in 2012 and the remaining $2.1 million related to recovery of business interruption losses incurred in 2013. The $4.2 million of recovery was included in Hurricane-Related (Recoveries)/Charges, Net on the Consolidated Statements of Operations.
14. UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA
Selected consolidated quarterly financial data for the years ended December 31, 2013 and 2012 is summarized in the table blow (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2013
Rental income (a)	$97,770	$100,421	$101,558	$102,104
Income/(loss) from continuing operations	6,870	9,339	10,069	6,488
Income/(loss) from discontinued operations	905	882	982	42,407
Income/(loss) attributable to OP unitholders	7,729	10,154	11,011	44,482
Income/(loss) attributable to OP unitholders per weighted average OP Unit — basic and diluted (b)	$0.04	$0.06	$0.06	$0.24
2012
Rental income (a)	$93,659	$95,766	$97,974	$97,547
Income/(loss) from continuing operations	(8,690)	(2,841)	(532)	(1,246)
Income/(loss) from discontinued operations	1,799	54,243	656	945
Income/(loss) attributable to OP unitholders	(6,926)	51,172	85	(349)
Income/(loss) attributable to OP unitholders per weighted average OP Unit — basic and diluted (b)	$(0.04)	$0.28	$0.00	$(0.00)

(a)	Represents rental income from continuing operations, excluding amounts classified as discontinued operations.

(b)	Quarterly income/(loss) per OP Unit amounts may not total to the annual amounts due to rounding.

[This page is intentionally left blank.]

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED
DECEMBER 31, 2013
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Buildings and Improvements	Total Initial Acquisition Costs	Costs of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction(a)	Date Acquired
WEST REGION
Harbor at Mesa Verde	$50,358	$20,476	$28,538	$49,014	$12,291	$20,963	$40,342	$61,305	$24,805	2003	Jun-03
27 Seventy Five Mesa Verde	30,660	99,329	110,644	209,973	83,889	107,578	186,284	293,862	57,965	2013	Oct-04
Pacific Shores	34,112	7,345	22,624	29,969	8,808	7,721	31,056	38,777	18,492	2003	Jun-03
Huntington Vista	27,972	8,055	22,486	30,541	6,972	8,312	29,201	37,513	17,615	1970	Jun-03
Missions at Back Bay	—	229	14,129	14,358	2,045	10,778	5,625	16,403	3,772	1969	Dec-03
Coronado at Newport — North	—	62,516	46,082	108,598	23,596	66,683	65,511	132,194	38,108	2000	Oct-04
Huntington Villas	50,771	61,535	18,017	79,552	6,378	62,096	23,834	85,930	14,471	1972	Sep-04
Vista Del Rey	—	10,670	7,080	17,750	1,908	10,819	8,839	19,658	5,270	1969	Sep-04
Foxborough	—	12,071	6,187	18,258	2,669	12,328	8,599	20,927	4,660	1969	Sep-04
Coronado South	—	58,785	50,067	108,852	16,881	59,183	66,550	125,733	36,990	2000	Mar-05
1818 Platinum Triangle	—	16,663	51,905	68,568	125	16,693	52,000	68,693	10,493	2009	Aug-10
The Residences at Bella Terra	—	25,000	—	25,000	122,185	25,037	122,148	147,185	3,072	2013	Oct-11
ORANGE COUNTY, CA	193,873	382,674	377,759	760,433	287,747	408,191	639,989	1,048,180	235,713
2000 Post Street	—	9,861	44,578	54,439	7,254	10,221	51,472	61,693	22,853	1987	Dec-98
Birch Creek	—	4,365	16,696	21,061	6,150	5,026	22,185	27,211	12,068	1968	Dec-98
Highlands Of Marin	—	5,996	24,868	30,864	25,534	7,095	49,303	56,398	23,816	2010	Dec-98
Marina Playa	—	6,224	23,916	30,140	8,811	6,886	32,065	38,951	17,166	1971	Dec-98
River Terrace	33,130	22,161	40,137	62,298	2,851	22,308	42,841	65,149	21,251	2005	Aug-05
CitySouth	—	14,031	30,537	44,568	35,031	16,220	63,379	79,599	25,108	2012	Nov-05
Bay Terrace	—	8,545	14,458	23,003	4,357	11,413	15,947	27,360	7,730	1962	Oct-05
Highlands of Marin Phase II	—	5,353	18,559	23,912	11,038	5,753	29,197	34,950	11,297	2010	Oct-07
Edgewater	—	30,657	83,872	114,529	2,861	30,675	86,715	117,390	29,050	2007	Mar-08
Almaden Lake Village	27,000	594	42,515	43,109	4,367	729	46,747	47,476	15,391	1999	Jul-08
388 Beale	—	14,253	74,104	88,357	3,836	14,274	77,919	92,193	11,688	1999	Apr-11
2000 Post III	—	1,756	7,753	9,509	3,001	3,291	9,219	12,510	4,965	2006	Dec-98
SAN FRANCISCO, CA	60,130	123,796	421,993	545,789	115,091	133,891	526,989	660,880	202,383
Rosebeach	—	8,414	17,449	25,863	2,664	8,558	19,969	28,527	10,949	1970	Sep-04
Ocean Villas	—	5,135	12,789	17,924	1,671	5,245	14,350	19,595	7,652	1965	Oct-04
Tierra Del Rey	32,635	39,586	36,679	76,265	2,584	39,646	39,203	78,849	14,238	1999	Dec-07
The Westerly	67,700	48,182	102,364	150,546	35,475	50,594	135,427	186,021	24,613	2013	Sep-10
Pine@Sixth	—	5,805	6,305	12,110	12,723	6,251	18,582	24,833	14,797	2008	Dec-98
Jefferson at Marina del Rey	—	55,651	—	55,651	88,695	61,189	83,157	144,346	23,239	2008	Sep-07
LOS ANGELES, CA	100,335	162,773	175,586	338,359	143,812	171,483	310,688	482,171	95,488
Arbor Terrace	—	1,453	11,995	13,448	3,541	1,813	15,176	16,989	8,479	1996	Mar-98
Aspen Creek	10,819	1,178	9,116	10,294	2,602	1,451	11,445	12,896	5,876	1996	Dec-98
Crowne Pointe	—	2,486	6,437	8,923	4,827	2,808	10,942	13,750	6,580	1987	Dec-98
Hilltop	—	2,174	7,408	9,582	3,432	2,658	10,356	13,014	6,008	1985	Dec-98
The Hawthorne	36,093	6,474	30,226	36,700	2,594	6,569	32,725	39,294	16,473	2003	Jul-05
The Kennedy	—	6,179	22,307	28,486	1,593	6,232	23,847	30,079	11,244	2005	Nov-05
Hearthstone at Merrill Creek	23,341	6,848	30,922	37,770	2,407	6,957	33,220	40,177	11,289	2000	May-08
Island Square	—	21,284	89,389	110,673	3,318	21,401	92,590	113,991	29,209	2007	Jul-08
Borgata	—	6,379	24,569	30,948	586	6,399	25,135	31,534	9,552	2001	May-07
elements too	—	27,468	72,036	99,504	13,284	30,060	82,728	112,788	27,096	2010	Feb-10
989elements	—	8,541	45,990	54,531	1,054	8,538	47,047	55,585	10,860	2006	Dec-09
SEATTLE, WA	70,253	90,464	350,395	440,859	39,238	94,886	385,211	480,097	142,666
Presidio at Rancho Del Oro	—	9,164	22,694	31,858	6,270	9,722	28,406	38,128	16,802	1987	Jun-04
Villas at Carlsbad	—	6,517	10,718	17,235	2,059	6,722	12,572	19,294	6,607	1966	Oct-04
13th & Market	34,780	10,300	—	10,300	60,847	10,305	60,842	71,147	628	2013	May-11
SAN DIEGO, CA	34,780	25,981	33,412	59,393	69,176	26,749	101,820	128,569	24,037

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2013
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Buildings and Improvements	Total Initial Acquisition Costs	Costs of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction(a)	Date Acquired
Boronda Manor	—	1,946	8,982	10,928	9,126	3,145	16,909	20,054	7,952	1979	Dec-98
Garden Court	—	888	4,188	5,076	5,123	1,491	8,708	10,199	4,203	1973	Dec-98
Cambridge Court	—	3,039	12,883	15,922	13,910	5,197	24,635	29,832	12,143	1974	Dec-98
Laurel Tree	—	1,304	5,115	6,419	5,577	2,131	9,865	11,996	4,904	1977	Dec-98
The Pointe At Harden Ranch	—	6,388	23,854	30,242	24,885	9,816	45,311	55,127	21,627	1986	Dec-98
The Pointe At Northridge	—	2,044	8,028	10,072	9,451	3,242	16,281	19,523	8,239	1979	Dec-98
The Pointe At Westlake	—	1,329	5,334	6,663	5,883	2,129	10,417	12,546	4,854	1975	Dec-98
MONTEREY PENINSULA, CA	—	16,938	68,384	85,322	73,955	27,151	132,126	159,277	63,922
Verano at Rancho Cucamonga Town Square	46,471	13,557	3,645	17,202	52,994	22,995	47,201	70,196	28,367	2006	Oct-02
Windemere at Sycamore Highland	—	5,810	23,450	29,260	2,437	6,041	25,656	31,697	15,998	2001	Nov-02
INLAND EMPIRE, CA	46,471	19,367	27,095	46,462	55,431	29,036	72,857	101,893	44,365
Tualatin Heights	—	3,273	9,134	12,407	6,204	3,813	14,798	18,611	9,082	1989	Dec-98
Andover Park	16,818	2,916	16,995	19,911	7,783	3,150	24,544	27,694	14,770	1989	Sep-04
Hunt Club	18,323	6,014	14,870	20,884	5,620	6,351	20,153	26,504	12,502	1985	Sep-04
PORTLAND, OR	35,141	12,203	40,999	53,202	19,607	13,314	59,495	72,809	36,354
TOTAL WEST REGION	540,983	834,196	1,495,623	2,329,819	804,057	904,701	2,229,175	3,133,876	844,928
MID-ATLANTIC REGION
Dominion Middle Ridge	30,317	3,311	13,283	16,594	6,302	3,730	19,166	22,896	12,969	1990	Jun-96
Dominion Lake Ridge	20,712	2,366	8,387	10,753	5,649	2,842	13,560	16,402	9,348	1987	Feb-96
Presidential Greens	—	11,238	18,790	30,028	8,330	11,579	26,779	38,358	17,910	1938	May-02
The Whitmore	—	6,418	13,411	19,829	19,931	7,460	32,300	39,760	20,140	2008	Apr-02
Ridgewood	—	5,612	20,086	25,698	7,864	5,986	27,576	33,562	18,660	1988	Aug-02
Commons at Town Square	—	136	7,724	7,860	1,399	6,874	2,385	9,259	1,393	1971	Dec-03
Waterside Towers	—	874	38,209	39,083	11,828	26,396	24,515	50,911	15,623	1971	Dec-03
Waterside Townhomes	—	129	3,724	3,853	691	2,725	1,819	4,544	1,067	1971	Dec-03
Wellington Place at Olde Town	28,681	13,753	36,059	49,812	16,856	14,629	52,039	66,668	29,361	2008	Sep-05
Andover House	—	14,357	51,577	65,934	2,755	14,373	54,316	68,689	21,542	2004	Mar-07
Sullivan Place	—	1,137	103,676	104,813	4,352	1,235	107,930	109,165	38,559	2007	Dec-07
Circle Towers	70,328	32,815	107,051	139,866	9,199	32,994	116,071	149,065	37,847	1972	Mar-08
Delancey at Shirlington	—	21,606	66,765	88,371	1,441	21,621	68,191	89,812	22,662	2006/07	Mar-08
View 14	—	5,710	97,941	103,651	2,348	5,721	100,278	105,999	14,274	2009	Jun-11
Signal Hill	—	13,290	—	13,290	69,317	25,375	57,232	82,607	15,912	2010	Mar-07
Capitol View on 14th	—	31,393	—	31,393	91,966	31,393	91,966	123,359	5,217	2013	Sep-07
METROPOLITAN, D.C.	150,038	164,145	586,683	750,828	260,228	214,933	796,123	1,011,056	282,484
Dominion Kings Place	14,768	1,565	7,007	8,572	4,132	1,808	10,896	12,704	7,693	1983	Dec-92
Dominion At Eden Brook	—	2,361	9,384	11,745	6,308	2,944	15,109	18,053	11,307	1984	Dec-92
Ellicott Grove	—	2,920	9,099	12,019	22,626	5,278	29,367	34,645	21,159	2008	Jul-94
Dominion Constant Freindship	10,683	903	4,669	5,572	3,704	1,221	8,055	9,276	5,629	1990	May-95
Lakeside Mill	15,242	2,666	10,109	12,775	4,189	2,919	14,045	16,964	10,290	1989	Dec-99
Tamar Meadow	—	4,145	17,150	21,295	4,707	4,559	21,443	26,002	14,199	1990	Nov-02
Calvert’s Walk	—	4,408	24,692	29,100	6,436	4,660	30,876	35,536	18,463	1988	Mar-04
Arborview Apartments	—	4,653	23,952	28,605	7,191	5,146	30,650	35,796	18,972	1992	Mar-04
Liriope Apartments	—	1,620	6,791	8,411	1,149	1,646	7,914	9,560	4,770	1997	Mar-04
20 Lambourne	31,511	11,750	45,590	57,340	4,481	11,990	49,831	61,821	18,123	2003	Mar-08
Domain Brewers Hill	—	4,669	40,630	45,299	502	4,675	41,126	45,801	7,953	2009	Aug-10
BALTIMORE, MD	72,204	41,660	199,073	240,733	65,425	46,846	259,312	306,158	138,558
Dominion English Hills	—	1,979	11,524	13,503	8,224	2,873	18,854	21,727	11,134	1969/76	Dec-91
Gayton Pointe Townhomes	—	826	5,148	5,974	29,095	3,386	31,683	35,069	24,775	2007	Sep-95

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2013
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Buildings and Improvements	Total Initial Acquisition Costs	Costs of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction(a)	Date Acquired
Waterside At Ironbridge	—	1,844	13,239	15,083	6,980	2,293	19,770	22,063	12,304	1987	Sep-97
Carriage Homes at Wyndham	—	474	30,997	31,471	7,389	3,780	35,080	38,860	22,093	1998	Nov-03
Legacy at Mayland	41,507	—	—	—	20,453	1,966	18,487	20,453	16,639	2007	Dec-91
RICHMOND, VA	41,507	5,123	60,908	66,031	72,141	14,298	123,874	138,172	86,945
Forest Lake At Oyster Point	—	780	8,862	9,642	8,723	1,388	16,977	18,365	12,294	1986	Aug-95
Woodscape	—	798	7,209	8,007	9,447	2,053	15,401	17,454	13,149	1974/76	Dec-87
Eastwind	—	155	5,317	5,472	6,186	656	11,002	11,658	8,749	1970	Apr-88
Dominion Waterside At Lynnhaven	—	1,824	4,107	5,931	6,072	2,262	9,741	12,003	7,240	1966	Aug-96
Heather Lake	—	617	3,400	4,017	9,926	1,205	12,738	13,943	11,714	1972/74	Mar-80
Dominion Yorkshire Downs	—	1,089	8,582	9,671	5,839	1,575	13,935	15,510	8,793	1987	Dec-97
NORFOLK, VA	—	5,263	37,477	42,740	46,193	9,139	79,794	88,933	61,939
Greens At Schumaker Pond	—	710	6,118	6,828	5,667	1,011	11,484	12,495	8,072	1988	May-95
OTHER MID-ATLANTIC	—	710	6,118	6,828	5,667	1,011	11,484	12,495	8,072
TOTAL MID-ATLANTIC REGION	263,749	216,901	890,259	1,107,160	449,654	286,227	1,270,587	1,556,814	577,998
SOUTHEAST REGION
Summit West	—	2,176	4,710	6,886	8,166	3,200	11,853	15,053	9,878	1972	Dec-92
The Breyley	—	1,780	2,458	4,238	16,895	3,292	17,841	21,133	15,476	2007	Sep-93
Lakewood Place	18,835	1,395	10,647	12,042	8,597	2,260	18,379	20,639	13,036	1986	Mar-94
Bay Meadow	—	2,893	9,254	12,147	9,924	4,220	17,851	22,071	12,779	2004	Dec-96
Cambridge Woods	—	1,791	7,166	8,957	8,082	2,574	14,465	17,039	10,086	1985	Jun-97
Sugar Mill Creek	—	2,242	7,553	9,795	6,567	2,720	13,642	16,362	8,401	1988	Dec-98
Inlet Bay	—	7,702	23,150	30,852	13,740	9,005	35,587	44,592	24,223	1988/89	Jun-03
MacAlpine Place	—	10,869	36,858	47,727	6,862	11,264	43,325	54,589	24,392	2001	Dec-04
The Vintage Lofts at West End	—	6,611	37,663	44,274	15,317	15,111	44,480	59,591	15,843	2009	Jul-09
Gallery at Bayport II	—	5,775	17,236	23,011	3,124	8,601	17,534	26,135	7,206	2008	Oct-06
Island Walk	—	7,231	19,897	27,128	11,342	5,032	33,438	38,470	20,797	1985/87	Jul-06
TAMPA, FL	18,835	50,465	176,592	227,057	108,616	67,279	268,395	335,674	162,117
Seabrook	—	1,846	4,155	6,001	7,724	2,680	11,045	13,725	8,598	2004	Feb-96
The Canopy Apartment Villas	—	2,895	6,456	9,351	22,188	5,415	26,124	31,539	21,758	2008	Mar-93
Altamira Place	15,640	1,533	11,076	12,609	19,642	3,318	28,933	32,251	23,111	2007	Apr-94
Regatta Shore	—	757	6,608	7,365	14,720	1,963	20,122	22,085	15,550	2007	Jun-94
Alafaya Woods	18,366	1,653	9,042	10,695	8,554	2,491	16,758	19,249	11,938	2006	Oct-94
Los Altos	22,308	2,804	12,349	15,153	9,689	3,904	20,938	24,842	13,324	2004	Oct-96
Lotus Landing	—	2,185	8,639	10,824	9,111	2,794	17,141	19,935	10,407	2006	Jul-97
Seville On The Green	—	1,282	6,498	7,780	6,484	1,686	12,578	14,264	8,054	2004	Oct-97
Ashton @ Waterford	23,778	3,872	17,538	21,410	3,364	4,162	20,612	24,774	12,156	2000	May-98
Arbors at Lee Vista	—	6,692	12,860	19,552	12,284	7,126	24,710	31,836	17,054	2007	Aug-06
The Place on Millenia Blvd	—	12,172	37,143	49,315	2,204	12,223	39,296	51,519	16,269	2007	Jan-08
ORLANDO, FL	80,092	37,691	132,364	170,055	115,964	47,762	238,257	286,019	158,219
Legacy Hill	—	1,148	5,867	7,015	8,460	1,721	13,754	15,475	10,377	1977	Nov-95
Hickory Run	—	1,469	11,584	13,053	9,295	2,086	20,262	22,348	12,690	1989	Dec-95
Carrington Hills	—	2,117	—	2,117	33,002	4,413	30,706	35,119	18,870	1999	Dec-95
Brookridge	—	708	5,461	6,169	4,311	1,118	9,362	10,480	6,288	1986	Mar-96
Breckenridge	—	766	7,714	8,480	4,093	1,222	11,351	12,573	7,249	1986	Mar-97
Colonnade	—	1,460	16,015	17,475	4,432	1,868	20,039	21,907	10,699	1998	Jan-99
The Preserve at Brentwood	22,527	3,182	24,674	27,856	5,693	3,483	30,066	33,549	18,574	1998	Jun-04
Polo Park	—	4,583	16,293	20,876	15,729	5,624	30,981	36,605	18,530	2008	May-06
NASHVILLE, TN	22,527	15,433	87,608	103,041	85,015	21,535	166,521	188,056	103,277
The Reserve and Park at Riverbridge	40,133	15,968	56,401	72,369	7,637	16,351	63,654	80,005	34,308	1999/2001	Dec-04

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2013
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Buildings and Improvements	Total Initial Acquisition Costs	Costs of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction(a)	Date Acquired
OTHER FLORIDA	40,133	15,968	56,401	72,369	7,637	16,351	63,654	80,005	34,308
TOTAL SOUTHEAST REGION	161,587	119,557	452,965	572,522	317,232	152,927	736,827	889,754	457,921
NORTHEAST REGION
Garrison Square	—	5,591	91,027	96,618	5,176	5,603	96,191	101,794	18,059	1887/1990	Sep-10
Ridge at Blue Hills	23,509	6,039	34,869	40,908	752	6,078	35,582	41,660	6,867	2007	Sep-10
Inwood West	57,928	20,778	88,096	108,874	2,559	20,849	90,584	111,433	14,498	2006	Apr-11
14 North	—	10,961	51,175	62,136	2,827	10,994	53,969	64,963	9,118	2005	Apr-11
BOSTON, MA	81,437	43,369	265,167	308,536	11,314	43,524	276,326	319,850	48,542
10 Hanover Square	196,376	41,432	218,983	260,415	6,821	41,463	225,773	267,236	31,043	2005	Apr-11
21 Chelsea	—	36,399	107,154	143,553	8,316	36,399	115,470	151,869	14,118	2001	Aug-11
Rivergate	—	114,410	324,920	439,330	63,298	114,731	387,897	502,628	47,279	1985/2013	Jul-11
95 Wall Street	—	57,637	266,255	323,892	3,656	57,736	269,812	327,548	38,298	2008	Aug-11
NEW YORK, NY	196,376	249,878	917,312	1,167,190	82,091	250,329	998,952	1,249,281	130,738
TOTAL NORTHEAST REGION	277,813	293,247	1,182,479	1,475,726	93,405	293,853	1,275,278	1,569,131	179,280
SOUTHWEST REGION
THIRTY377	30,660	24,036	32,951	56,987	7,276	24,309	39,954	64,263	19,168	2007	Aug-06
Legacy Village	72,415	16,882	100,102	116,984	5,685	17,101	105,568	122,669	37,798	6/7/2005	Mar-08
Garden Oaks	—	2,132	5,367	7,499	1,396	6,928	1,967	8,895	1,638	1979	Mar-07
Glenwood	—	7,903	554	8,457	1,643	8,150	1,950	10,100	1,146	1970	May-07
Talisker of Addison	—	10,440	634	11,074	1,784	10,841	2,017	12,858	1,593	1975	May-07
Springhaven	—	6,688	3,354	10,042	1,130	8,350	2,822	11,172	2,004	1977	Apr-07
Clipper Pointe	—	13,221	2,507	15,728	2,051	14,906	2,873	17,779	2,345	1978	May-07
Highlands of Preston	—	2,151	8,168	10,319	30,614	5,975	34,958	40,933	22,141	2008	Mar-98
DALLAS, TX	103,075	83,453	153,637	237,090	51,579	96,560	192,109	288,669	87,833
Barton Creek Landing	—	3,151	14,269	17,420	21,900	4,706	34,614	39,320	17,554	2010	Mar-02
Residences at the Domain	30,661	4,034	55,256	59,290	2,199	4,197	57,292	61,489	18,502	2007	Aug-08
Red Stone Ranch	19,961	5,084	17,646	22,730	1,140	5,114	18,756	23,870	2,180	2000	Apr-12
Lakeline Villas	15,432	4,148	16,869	21,017	645	4,157	17,505	21,662	2,030	2004	Apr-12
AUSTIN, TX	66,054	16,417	104,040	120,457	25,884	18,174	128,167	146,341	40,266
TOTAL SOUTHWEST REGION	169,129	99,870	257,677	357,547	77,463	114,734	320,276	435,010	128,099
TOTAL OPERATING COMMUNITIES	1,413,261	1,563,771	4,279,003	5,842,774	1,741,811	1,752,442	5,832,143	7,584,585	2,188,226
REAL ESTATE UNDER DEVELOPMENT
Los Alisos	—	17,298	—	17,298	63,325	16,386	64,237	80,623	300
Mission Bay	—	23,625	—	23,625	117,643	23,653	117,615	141,268	116
DelRay Tower	—	297	12,786	13,083	66,980	9,447	70,616	80,063	—
Pier 4	—	24,584	—	24,584	54,418	24,584	54,418	79,002	—
Beach Walk	—	12,878	—	12,878	15,179	13,007	15,050	28,057	—
Domain College Park	28,816	7,300	—	7,300	51,100	7,306	51,094	58,400	995
TOTAL REAL ESTATE UNDER DEVELOPMENT	28,816	85,982	12,786	98,768	368,645	94,383	373,030	467,413	1,411
LAND
2919 Wilshire	—	6,773	527	7,300	503	6,773	1,030	7,803	317
3032 Wilshire	—	9,963	788	10,751	990	9,963	1,778	11,741	495
3033 Wilshire	—	11,055	—	11,055	7,249	11,049	7,255	18,304	—
7 Harcourt	—	884	—	884	4,176	884	4,176	5,060	420
Parkers Landing II	—	1,710	—	1,710	762	1,511	961	2,472	—
Presidio	—	1,524	—	1,524	921	1,300	1,145	2,445	—
Waterside	—	11,862	93	11,955	129	11,862	222	12,084	249
Vitruvian	—	4,325	1,360	5,685	7,683	11,150	2,218	13,368	1,964
TOTAL LAND	—	48,096	2,768	50,864	22,413	54,492	18,785	73,277	3,445
REAL ESTATE HELD FOR DISPOSITION
Grandview DCO	—	7,266	9,702	16,968	(249)	10,751	5,969	16,720	6,568
TOTAL HELD FOR DISPOSITION	—	7,266	9,702	16,968	(249)	10,751	5,969	16,720	6,568

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2013
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Buildings and Improvements	Total Initial Acquisition Costs	Costs of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction(a)	Date Acquired
COMMERCIAL
Hanover Village	—	1,624	—	1,624	—	1,104	520	1,624	553
Circle Towers Office Bldg	—	1,407	4,498	5,905	1,518	1,380	6,043	7,423	1,789
Brookhaven Shopping Center	—	4,943	7,093	12,036	9,487	7,793	13,730	21,523	6,278
Bellevue Plaza retail	—	24,377	7,517	31,894	276	29,920	2,250	32,170	499
TOTAL COMMERCIAL	—	32,351	19,108	51,459	11,281	40,197	22,543	62,740	9,119
Other (b)	—	—	—	—	3,242	—	3,242	3,242	25
TOTAL CORPORATE	—	—	—	—	3,242	—	3,242	3,242	25
TOTAL COMMERCIAL & CORPORATE	—	32,351	19,108	51,459	14,523	40,197	25,785	65,982	9,144
TOTAL REAL ESTATE OWNED	$1,442,077	$1,737,466	$4,323,367	$6,060,833	$2,147,143	$1,952,265	$6,255,712	$8,207,977	$2,208,794

(a)	Date of construction or date of last major renovation.

(b)	Includes unallocated accruals and capital expenditures.

The aggregate cost for federal income tax purposes was approximately $7.5 billion at December 31, 2013.

The estimated depreciable lives for all buildings in the latest Consolidated Statements of Operations are 35 to 55 years.

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2013
(In thousands)

3-YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION
The following is a reconciliation of the carrying amount of total real estate owned at December 31, (in thousands):

	2013	2012	2011
Balance at beginning of the year	$8,055,828	$8,074,471	$6,881,347
Real estate acquired	—	141,648	1,590,514
Capital expenditures and development	452,057	422,480	189,711
Real estate sold	(70,687)	(559,154)	(587,101)
Real estate contributed to joint ventures	(356,303)	—	—
Consolidation of joint venture assets	129,437	—	—
Retirement of fully depreciated assets	—	(13,945)	—
Impairment of assets, including hurricane-related impairments	(2,355)	(9,672)	—
Balance at end of the year	$8,207,977	$8,055,828	$8,074,471
The following is a reconciliation of total accumulated depreciation for real estate owned at December 31:

	2013	2012	2011
Balance at beginning of the year	$1,924,682	$1,831,727	$1,638,326
Depreciation expense for the year	339,326	340,800	341,925
Accumulated depreciation on sales	(34,794)	(233,207)	(148,524)
Accumulated depreciation on real estate contributed to joint ventures	(20,662)	—	—
Accumulated depreciation on assets of consolidated joint ventures	1,374	—	—
Accumulated depreciation on retirements of fully depreciated assets	(1,132)	(13,945)	—
Write off of accumulated depreciation on hurricane-related impaired assets	—	(693)	—
Balance at end of year	$2,208,794	$1,924,682	$1,831,727

UNITED DOMINION REALTY, L.P.
SCHEDULE III — REAL ESTATE OWNED
DECEMBER 31, 2013
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Building and Improvements	Total Initial Acquisition Costs	Cost of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction (a)	Date Acquired
WEST REGION
Harbor at Mesa Verde	$50,358	$20,476	$28,538	$49,014	$12,291	$20,963	$40,342	$61,305	$24,805	2003	Jun-03
27 Seventy Five Mesa Verde	30,660	99,329	110,644	209,973	83,889	107,578	186,284	293,862	57,965	2013	Oct-04
Pacific Shores	34,112	7,345	22,624	29,969	8,808	7,721	31,056	38,777	18,492	2003	Jun-03
Huntington Vista	27,972	8,055	22,486	30,541	6,972	8,312	29,201	37,513	17,615	1970	Jun-03
Missions at Back Bay	—	229	14,129	14,358	2,045	10,778	5,625	16,403	3,772	1969	Dec-03
Coronado at Newport — North	—	62,516	46,082	108,598	23,596	66,683	65,511	132,194	38,108	2000	Oct-04
Huntington Villas	50,771	61,535	18,017	79,552	6,378	62,096	23,834	85,930	14,471	1972	Sep-04
Vista Del Rey	—	10,670	7,080	17,750	1,908	10,819	8,839	19,658	5,270	1969	Sep-04
Coronado South	—	58,785	50,067	108,852	16,881	59,183	66,550	125,733	36,990	2000	Mar-05
ORANGE COUNTY, CA	193,873	328,940	319,667	648,607	162,768	354,133	457,242	811,375	217,488
2000 Post Street	—	9,861	44,578	54,439	7,254	10,221	51,472	61,693	22,853	1987	Dec-98
Birch Creek	—	4,365	16,696	21,061	6,150	5,026	22,185	27,211	12,068	1968	Dec-98
Highlands Of Marin	—	5,996	24,868	30,864	25,534	7,095	49,303	56,398	23,816	2010	Dec-98
Marina Playa	—	6,224	23,916	30,140	8,811	6,886	32,065	38,951	17,166	1971	Dec-98
River Terrace	33,130	22,161	40,137	62,298	2,851	22,308	42,841	65,149	21,251	2005	Aug-05
CitySouth	—	14,031	30,537	44,568	35,031	16,220	63,379	79,599	25,108	2012	Nov-05
Bay Terrace	—	8,545	14,458	23,003	4,357	11,413	15,947	27,360	7,730	1962	Oct-05
Highlands of Marin Phase II	—	5,353	18,559	23,912	11,038	5,753	29,197	34,950	11,297	2010	Oct-07
Edgewater	—	30,657	83,872	114,529	2,861	30,675	86,715	117,390	29,050	2007	Mar-08
Almaden Lake Village	27,000	594	42,515	43,109	4,367	729	46,747	47,476	15,391	1999	Jul-08
SAN FRANCISCO, CA	60,130	107,787	340,136	447,923	108,254	116,326	439,851	556,177	185,730
Rosebeach	—	8,414	17,449	25,863	2,664	8,558	19,969	28,527	10,949	1970	Sep-04
Ocean Villas	—	5,135	12,789	17,924	1,671	5,245	14,350	19,595	7,652	1965	Oct-04
Tierra Del Rey	32,635	39,586	36,679	76,265	2,584	39,646	39,203	78,849	14,238	1999	Dec-07
LOS ANGELES, CA	32,635	53,135	66,917	120,052	6,919	53,449	73,522	126,971	32,839
Crowne Pointe	—	2,486	6,437	8,923	4,827	2,808	10,942	13,750	6,580	1987	Dec-98
Hilltop	—	2,174	7,408	9,582	3,432	2,658	10,356	13,014	6,008	1985	Dec-98
The Kennedy	—	6,179	22,307	28,486	1,593	6,232	23,847	30,079	11,244	2005	Nov-05
Hearthstone at Merrill Creek	23,341	6,848	30,922	37,770	2,407	6,957	33,220	40,177	11,289	2000	May-08
Island Square	—	21,284	89,389	110,673	3,318	21,401	92,590	113,991	29,209	2007	Jul-08
SEATTLE, WA	23,341	38,971	156,463	195,434	15,577	40,056	170,955	211,011	64,330
Presidio at Rancho Del Oro	—	9,164	22,694	31,858	6,270	9,722	28,406	38,128	16,802	1987	Jun-04
Villas at Carlsbad	—	6,517	10,718	17,235	2,059	6,722	12,572	19,294	6,607	1966	Oct-04
SAN DIEGO, CA	—	15,681	33,412	49,093	8,329	16,444	40,978	57,422	23,409
Boronda Manor	—	1,946	8,982	10,928	9,126	3,145	16,909	20,054	7,952	1979	Dec-98
Garden Court	—	888	4,188	5,076	5,123	1,491	8,708	10,199	4,203	1973	Dec-98
Cambridge Court	—	3,039	12,883	15,922	13,910	5,197	24,635	29,832	12,143	1974	Dec-98
Laurel Tree	—	1,304	5,115	6,419	5,577	2,131	9,865	11,996	4,904	1977	Dec-98
The Pointe At Harden Ranch	—	6,388	23,854	30,242	24,885	9,816	45,311	55,127	21,627	1986	Dec-98
The Pointe At Northridge	—	2,044	8,028	10,072	9,451	3,242	16,281	19,523	8,239	1979	Dec-98
The Pointe At Westlake	—	1,329	5,334	6,663	5,883	2,129	10,417	12,546	4,854	1975	Dec-98
MONTEREY PENINSULA, CA	—	16,938	68,384	85,322	73,955	27,151	132,126	159,277	63,922
Verano at Rancho Cucamonga Town Square	46,471	13,557	3,645	17,202	52,994	22,995	47,201	70,196	28,367	2006	Oct-02
INLAND EMPIRE, CA	46,471	13,557	3,645	17,202	52,994	22,995	47,201	70,196	28,367
Tualatin Heights	—	3,273	9,134	12,407	6,204	3,813	14,798	18,611	9,082	1989	Dec-98
Andover Park	16,818	2,916	16,995	19,911	7,783	3,150	24,544	27,694	14,770	1989	Sep-04
Hunt Club	18,323	6,014	14,870	20,884	5,620	6,351	20,153	26,504	12,502	1985	Sep-04
PORTLAND, OR	35,141	12,203	40,999	53,202	19,607	13,314	59,495	72,809	36,354
TOTAL WEST REGION	391,591	587,212	1,029,623	1,616,835	448,403	643,868	1,421,370	2,065,238	652,439

UNITED DOMINION REALTY, L.P.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2013
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Building and Improvements	Total Initial Acquisition Costs	Cost of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction (a)	Date Acquired
MID-ATLANTIC REGION
The Whitmore	—	6,418	13,411	19,829	19,931	7,460	32,300	39,760	20,140	2008	Apr-02
Ridgewood	—	5,612	20,086	25,698	7,864	5,986	27,576	33,562	18,660	1988	Aug-02
Wellington Place at Olde Town	28,681	13,753	36,059	49,812	16,856	14,629	52,039	66,668	29,361	2008	Sep-05
Andover House	—	14,357	51,577	65,934	2,755	14,373	54,316	68,689	21,542	2004	Mar-07
Sullivan Place	—	1,137	103,676	104,813	4,352	1,235	107,930	109,165	38,559	2007	Dec-07
Circle Towers	70,328	32,815	107,051	139,866	9,199	32,994	116,071	149,065	37,847	1972	Mar-08
Delancey at Shirlington	—	21,606	66,765	88,371	1,441	21,621	68,191	89,812	22,662	2006/07	Mar-08
METROPOLITAN D.C.	99,009	95,698	398,625	494,323	62,398	98,298	458,423	556,721	188,771
Lakeside Mill	15,242	2,666	10,109	12,775	4,189	2,919	14,045	16,964	10,290	1989	Dec-99
Tamar Meadow	—	4,145	17,150	21,295	4,707	4,559	21,443	26,002	14,199	1990	Nov-02
Calvert’s Walk	—	4,408	24,692	29,100	6,436	4,660	30,876	35,536	18,463	1988	Mar-04
Liriope Apartments	—	1,620	6,791	8,411	1,149	1,646	7,914	9,560	4,770	1997	Mar-04
20 Lambourne	31,511	11,750	45,590	57,340	4,481	11,990	49,831	61,821	18,123	2003	Mar-08
BALTIMORE, MD	46,753	24,589	104,332	128,921	20,962	25,774	124,109	149,883	65,845
TOTAL MID-ATLANTIC REGION	145,762	120,287	502,957	623,244	83,360	124,072	582,532	706,604	254,616
SOUTHEAST REGION
Sugar Mill Creek	—	2,242	7,553	9,795	6,567	2,720	13,642	16,362	8,401	1988	Dec-98
Inlet Bay	—	7,702	23,150	30,852	13,740	9,005	35,587	44,592	24,223	1988/89	Jun-03
MacAlpine Place	—	10,869	36,858	47,727	6,862	11,264	43,325	54,589	24,392	2001	Dec-04
TAMPA, FL	—	20,813	67,561	88,374	27,169	22,989	92,554	115,543	57,016
Legacy Hill	—	1,148	5,867	7,015	8,460	1,721	13,756	15,477	10,377	1977	Nov-95
Hickory Run	—	1,469	11,584	13,053	9,295	2,086	20,262	22,348	12,690	1989	Dec-95
Carrington Hills	—	2,117	—	2,117	33,002	4,413	30,706	35,119	18,870	1999	Dec-95
Brookridge	—	708	5,461	6,169	4,311	1,118	9,362	10,480	6,288	1986	Mar-96
Breckenridge	—	766	7,714	8,480	4,093	1,222	11,351	12,573	7,249	1986	Mar-97
Polo Park	—	4,583	16,293	20,876	15,729	5,624	30,981	36,605	18,530	2008	May-06
NASHVILLE, TN	—	10,791	46,919	57,710	74,890	16,184	116,418	132,602	74,004
The Reserve and Park at Riverbridge	40,133	15,968	56,401	72,369	7,637	16,351	63,654	80,005	34,308	1999/2001	Dec-04
OTHER FLORIDA	40,133	15,968	56,401	72,369	7,637	16,351	63,654	80,005	34,308
TOTAL SOUTHEAST REGION	40,133	47,572	170,881	218,453	109,696	55,524	272,626	328,150	165,328
NORTHEAST REGION
Inwood West	57,928	20,778	88,096	108,874	2,559	20,849	90,584	111,433	14,498	2006	Apr-11
14 North	—	10,961	51,175	62,136	2,827	10,994	53,969	64,963	9,118	2005	Apr-11
BOSTON, MA	57,928	31,739	139,271	171,010	5,386	31,843	144,553	176,396	23,616
10 Hanover Square	196,376	41,432	218,983	260,415	6,821	41,463	225,773	267,236	31,043	2005	Apr-11
95 Wall Street	—	57,637	266,255	323,892	3,656	57,736	269,812	327,548	38,298	2008	Aug-11
NEW YORK, NY	196,376	99,069	485,238	584,307	10,477	99,199	495,585	594,784	69,341
TOTAL NORTHEAST REGION	254,304	130,808	624,509	755,317	15,863	131,042	640,138	771,180	92,957
SOUTHWEST REGION
THIRTY377	30,660	24,036	32,951	56,987	7,276	24,309	39,956	64,265	19,168	2007	Aug-06
Legacy Village	72,415	16,882	100,102	116,984	5,685	17,101	105,568	122,669	37,798	6/7/2005	Mar-08
DALLAS, TX	103,075	40,918	133,053	173,971	12,961	41,410	145,524	186,934	56,966
Barton Creek Landing	—	3,151	14,269	17,420	21,900	4,706	34,611	39,317	17,554	2010	Mar-02
AUSTIN, TX	—	3,151	14,269	17,420	21,900	4,706	34,611	39,317	17,554
TOTAL SOUTHWEST REGION	103,075	44,069	147,322	191,391	34,861	46,116	180,135	226,251	74,520
TOTAL OPERATING COMMUNITIES	934,865	929,948	2,475,292	3,405,240	692,183	1,000,622	3,096,801	4,097,423	1,239,860
REAL ESTATE UNDER DEVELOPMENT
DelRey Tower	—	297	12,786	13,083	66,980	9,447	70,616	80,063	—
TOTAL REAL ESTATE UNDER DEVELOPMENT	—	297	12,786	13,083	66,980	9,447	70,616	80,063	—
LAND
Presidio	—	1,524	—	1,524	921	2,445	—	2,445	—
TOTAL LAND	—	1,524	—	1,524	921	2,445	—	2,445	—

UNITED DOMINION REALTY, L.P.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2013
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Building and Improvements	Total Initial Acquisition Costs	Cost of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction (a)	Date Acquired
TOTAL COMMERCIAL	—	1,407	4,498	5,905	1,518	1,380	6,043	7,423	1,714
Other (b)	—	—	—	—	1,126	—	1,126	1,126	—
TOTAL CORPORATE	—	—	—	—	1,126	—	1,126	1,126	—
TOTAL COMMERCIAL & CORPORATE	—	1,407	4,498	5,905	2,644	1,380	7,169	8,549	1,714
TOTAL REAL ESTATE OWNED	$934,865	$933,176	$2,492,576	$3,425,752	$762,728	$1,013,894	$3,174,586	$4,188,480	$1,241,574

(a)	Date of construction or date of last major renovation.

(b)	Includes unallocated accruals and capital expenditures.

The aggregate cost for federal income tax purpose was approximately $3.5 billion at December 31, 2011.

The estimated depreciable lives for all buildings in the latest Consolidated Statements of Operations are 35 to 55 years.

UNITED DOMINION REALTY, L.P.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2013
(In thousands)

3-YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION
The following is a reconciliation of the carrying amount of total real estate owned at December 31, (in thousands):

	2013	2012	2011
Balance at beginning of the year	$4,182,920	$4,205,298	$3,706,184
Real estate acquired	—	—	758,707
Capital expenditures and development	151,002	115,355	63,191
Real estate sold	(70,687)	(116,166)	(322,784)
Real estate transferred to the General Partner	(74,755)	—	—
Retirement of fully depreciated asset	—	(13,945)	—
Hurricane-related impairment of assets	—	(7,622)	—
Balance at end of year	$4,188,480	$4,182,920	$4,205,298
The following is a reconciliation of total accumulated depreciation for real estate owned at December 31:

	2013	2012	2011
Balance at beginning of the year	$1,097,133	$976,358	$884,083
Depreciation expense for the year	179,404	189,362	181,085
Accumulated depreciation on sales	(34,794)	(54,085)	(88,810)
Accumulated depreciation on retirements of fully depreciated asset	—	(13,945)	—
Accumulated depreciation on property transferred to the General Partner	(169)	—	—
Write off of accumulated depreciation on hurricane-related impaired assets	—	(557)	—
Balance at end of year	$1,241,574	$1,097,133	$976,358

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

4.10	UDR, Inc. 5.25% Medium-Term Note due January 2015, issued November 1, 2004.	Exhibit 4.21 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.11	UDR, Inc. 5.25% Medium-Term Note due January 2015, issued February 14, 2005.	Exhibit 4.22 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.12	UDR, Inc. 5.25% Medium-Term Note due January 2015, issued March 8, 2005.	Exhibit 4.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.13	UDR, Inc. 5.25% Medium-Term Note due January 2015, issued May 3, 2005.	Exhibit 4.3 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

4.14	UDR, Inc. 5.25% Medium-Term Note due January 2016, issued September 7, 2005.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.15	UDR, Inc. 5.50% Medium-Term Note, Series A due April 2014, issued March 27, 2007.	Exhibit 4.5 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

4.16	UDR, Inc. 4.25% Medium-Term Note, Series A due June 2018, issued May 23, 2011.	Filed herewith.

4.17	UDR, Inc. 4.625% Medium-Term Note, Series A due January 2022, issued January 10, 2012.	Filed herewith.

Exhibit	Description	Location

4.18	UDR, Inc. 3.70% Medium-Term Note, Series A due October 2020, issued September 26, 2013.	Filed herewith.

4.19	Indenture dated as of April 1, 1994, by and between UDR, Inc. and Nationsbank of Virginia, N.A., as trustee.	Exhibit 4(ii)(f)(1) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

4.20	Supplemental Indenture dated as of August 20, 2009, by and between UDR, Inc. and U.S. Bank National Association, as trustee, to UDR, Inc.’s Indenture dated as of April 1, 1994.	Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K dated August 20, 2009 and filed with the Commission on August 21, 2009.

4.21	Guaranty of United Dominion Realty, L.P. with respect to UDR, Inc.’s Indenture dated as of November 1, 1995.	Exhibit 99.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 30, 2010.

4.22	Guaranty of United Dominion Realty, L.P. with respect to UDR, Inc.’s Indenture dated as of October 12, 2006.	Exhibit 99.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 30, 2010.

4.23
First Supplemental Indenture among UDR, Inc., United Dominion Realty, L.P. and U.S. Bank National Association, as Trustee, dated as of May 3, 2011, relating to UDR, Inc.’s Medium-Term Notes, Series A, due Nine Months or More from Date of Issue.
Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K filed with the Commission on May 4, 2011.

10.01*	UDR, Inc. 1999 Long-Term Incentive Plan (as amended and restated February 7, 2013).	Exhibit 10.03 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.02*	Form of UDR, Inc. Restricted Stock Award Agreement under the 1999 Long-Term Incentive Plan.	Exhibit 10.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10.03*	Form of UDR, Inc. Restricted Stock Award Agreement for awards outside of the 1999 Long-Term Incentive Plan.	Exhibit 99.3 to UDR, Inc.’s Current Report on Form 8-K dated March 19, 2007 and filed with the Commission on March 19, 2007.

10.04*	Form of UDR, Inc. Notice of Performance Contingent Restricted Stock Award.	Exhibit 10.2 to UDR, Inc.’s Current Report on Form 8-K dated May 2, 2006 and filed with the Commission on May 8, 2006.

10.05*	Description of UDR, Inc. Shareholder Value Plan.	Exhibit 10(x) to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.06*	Description of UDR, Inc. Executive Deferral Plan.	Exhibit 10(xi) to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit	Description	Location

10.07*	Form of UDR, Inc. Indemnification Agreement.	Exhibit 10.3 to UDR, Inc.’s Current Report on Form 8-K dated May 2, 2006 and filed with the Commission on May 8, 2006.

10.08	Amended and Restated Master Credit Facility Agreement dated as of June 24, 2002 by and between UDR, Inc. and Green Park Financial Limited Partnership, as amended through February 14, 2007.	Exhibit 10.41 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.09	Limited Liability Company Agreement of UDR Texas Ventures LLC, a Delaware limited liability company, dated as of November 5, 2007.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated November 5, 2007 and filed with the Commission on November 9, 2007.

10.10*	Letter Agreement dated as of February 18, 2008, by and between UDR, Inc. and Warren L. Troupe.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated February 22, 2008 and filed with the Commission on February 27, 2008.

10.11*	Termination of Letter Agreement dated as of February 18, 2008 by and between UDR, Inc. and Warren L. Troupe, dated as of February 7, 2013 and effective as of December 31, 2012.	Exhibit 10.44 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.12*	Indemnification Agreement dated as of March 3, 2008, by and between UDR, Inc. and Warren L. Troupe.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated February 22, 2008 and filed with the Commission on February 27, 2008.

10.13*	Letter Agreement, dated December 12, 2012, by and between UDR, Inc. and Thomas M. Herzog.	Exhibit 10.43 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.14	Subordination Agreement dated as of April 16, 1998, by and between UDR, Inc. and United Dominion Realty, L.P.	Exhibit 10(vi)(a) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10.15
Term Loan Agreement dated as of December 14, 2009, by and among UDR, Inc., Regions Capital Markets, PNC Capital Markets LLC, Regions Bank, PNC Bank, National Association, U.S. Bank National Association and the other signatories thereto.
Exhibit 99.1 to UDR, Inc.’s Current Report on Form 8-K dated December 14, 2009 and filed with the Commission on December 17, 2009.

10.16	Amendment to the UDR, Inc. $250 Million Term Loan Agreement.	Exhibit 10.2 to UDR, Inc.’s Current Report on Form 8-K dated June 6, 2013 and filed with the Commission on June 10, 2013.

10.17	Amendment to the UDR, Inc. $100 Million Term Loan Agreement.	Exhibit 10.3 to UDR, Inc.’s Current Report on Form 8-K dated June 6, 2013 and filed with the Commission on June 10, 2013.

10.18	Underwriting Agreement among UDR, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Representatives of the several underwriters, dated June 4, 2012.	Exhibit 1.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on June 4, 2012.

Exhibit	Description	Location

10.19
ATM Equity OfferingSM Sales Agreement among UDR, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, dated April 4, 2012.
Exhibit 1.1 to UDR, Inc.’s Current Report on Form 8-K dated April 4, 2012 and filed with the SEC on April 5, 2012.

10.20
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
Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 1, 2011.

10.21
Credit Agreement dated as of October 25, 2011 (the “Credit Agreement”) by and among UDR, Inc., as Borrower, The Financial Institutions party Hereto and Their Assignees under Section 12.5, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Lead Bookrunners, JPMorgan Chase Bank, N.A., as Syndication Agent, and Bank of America, N.A., PNC Bank, National Association and US Bank National Association, as Documentation Agents.
Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on October 26, 2011.

10.22	First Amendment to the Credit Agreement, dated as of March 1, 2013.	Filed herewith.

10.23	Second Amendment to the Credit Agreement, dated as of June 6, 2013.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated June 6, 2013 and filed with the Commission on June 10, 2013.

10.24	Amendment to the UDR, Inc. Term Loan Agreement.	Filed herewith.

10.25	Aircraft Time Sharing Agreement dated as of December 15, 2011, by and between UDR, Inc. and Thomas W. Toomey.	Exhibit 10.42 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011.

10.26	Aircraft Time Sharing Agreement dated as of December 15, 2011, by and between UDR, Inc. and Warren L. Troupe.	Exhibit 10.2 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of UDR, Inc.	Filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges of United Dominion Realty, L.P.	Filed herewith.

21	Subsidiaries of UDR, Inc. and United Dominion Realty, L.P.	Filed herewith.

Exhibit	Description	Location

23.1	Consent of Independent Registered Public Accounting Firm for UDR, Inc.	Filed herewith.

23.2	Consent of Independent Registered Public Accounting Firm for United Dominion Realty, L.P.	Filed herewith.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.	Filed herewith.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.	Filed herewith.

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer of United Dominion Realty, L.P.	Filed herewith.

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer of United Dominion Realty, L.P.	Filed herewith.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.	Filed herewith.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.	Filed herewith.

32.3	Section 1350 Certification of the Chief Executive Officer of United Dominion Realty, L.P.	Filed herewith.

32.4	Section 1350 Certification of the Chief Financial Officer of United Dominion Realty, L.P.	Filed herewith.

101
XBRL (Extensible Business Reporting Language). The following materials from this Annual Report on Form 10-K for the period ended December 31, 2013, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., (vi) notes to consolidated financial statements of UDR, Inc., (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of comprehensive income/(loss) of United Dominion Realty, L.P.; (x) consolidated statements of changes in capital of United Dominion Realty, L.P., (xi) consolidated statements of cash flows of United Dominion Realty, L.P., (xi) notes to consolidated financial statements of United Dominion Realty, L.P.
Filed herewith.

*	Management Contract or Compensatory Plan or Arrangement

Exhibit 4.16

UDR, INC.
UNLESS THIS NOTE IS PRESENTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY (THE “DEPOSITARY”) (55 WATER STREET, NEW YORK, NEW YORK) TO THE ISSUER HEREOF OR ITS AGENT FOR REGISTRATION OF TRANSFER, EXCHANGE OR PAYMENT, AND ANY NOTE ISSUED IS REGISTERED IN THE NAME OF CEDE & CO. OR SUCH OTHER NAME AS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITARY AND ANY PAYMENT IS MADE TO CEDE & CO., ANY TRANSFER, PLEDGE OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL SINCE THE REGISTERED OWNER HEREOF, CEDE & CO., HAS AN INTEREST HEREIN.
UNLESS AND UNTIL IT IS EXCHANGED IN WHOLE OR IN PART FOR NOTES IN CERTIFICATED FORM, THIS NOTE MAY NOT BE TRANSFERRED EXCEPT AS A WHOLE BY THE DEPOSITARY TO A NOMINEE OF THE DEPOSITARY OR BY A NOMINEE OF THE DEPOSITARY TO THE DEPOSITARY OR ANOTHER NOMINEE OF THE DEPOSITARY OR BY THE DEPOSITARY OR ANY SUCH NOMINEE TO A SUCCESSOR DEPOSITARY OR A NOMINEE OF SUCH SUCCESSOR DEPOSITARY.

REGISTERED No. FXR-9	CUSIP No.: 91019PCS9	PRINCIPAL AMOUNT: $300,000,000
UDR, INC.
MEDIUM-TERM NOTE SERIES A DUE NINE MONTHS OR MORE FROM DATE OF ISSUE, FULLY AND UNCONDITIONALLY GUARANTEED BY UNITED DOMINION REALTY, L.P. (Fixed Rate)
ORIGINAL ISSUE DATE: May 23, 2011	INTEREST RATE: 4.250%	STATED MATURITY DATE: June 1, 2018
INTEREST PAYMENT DATE(S) [X] June 1 and December 1, commencing December 1, 2011 [ ] Other:	[ ] CHECK IF DISCOUNT NOTE Issue Price: 98.988% plus accrued interest from May 23, 2011
INITIAL REDEMPTION DATE: See Addendum	INITIAL REDEMPTION PERCENTAGE: See Addendum	ANNUAL REDEMPTION PERCENTAGE REDUCTION: See Addendum
OPTIONAL REPAYMENT DATE(S): See Addendum
SPECIFIED CURRENCY: [X] United States dollars [ ] Other:	AUTHORIZED DENOMINATION: [X] $1,000 and integral multiples thereof [ ] Other:	EXCHANGE RATE AGENT: N/A
ADDENDUM ATTACHED	DEFAULT INTEREST RATE: N/A	OTHER/ADDITIONAL PROVISIONS: N/A
[X] Yes [ ] No

UDR, INC., a Maryland corporation (the “Company”, which term includes any successor corporation under the Indenture hereinafter referred to), for value received, hereby promises to pay to CEDE & Co., as nominee for The Depository Trust Company, or registered assigns, the Principal Amount of THREE HUNDRED MILLION DOLLARS ($300,000,000), on the Stated Maturity Date specified above (or any Redemption Date or Repayment Date, each as defined on the reverse hereof, or any earlier date of acceleration of maturity) (each such date being hereinafter referred to as the “Maturity Date” with respect to the principal repayable on such date) and to pay interest thereon (and on any overdue principal, premium and/or interest to the extent legally enforceable) at the Interest Rate per annum specified above, until the principal hereof is paid or duly made available for payment. The Company will pay interest in arrears on each Interest Payment Date, if any, specified above (each, an “Interest Payment Date”), commencing with the first Interest Payment Date next succeeding the Original Issue Date specified above, and on the Maturity Date; provided, however, that if the Original Issue Date occurs between a Record Date (as defined below) and the next succeeding Interest Payment Date, interest payment will commence on the Interest Payment Date immediately following the next succeeding Record Date to the registered holder (the “Holder”) of this Note on the next succeeding Record Date. Interest on this Note will be computed on the basis of a 360-day year of twelve 30-day months.
United Dominion Realty, L.P., a Delaware limited partnership (the “Operating Partnership”) as primary obligor and not merely as surety, hereby irrevocably and unconditionally guarantees to the Holder and to the Trustee and their successors and assigns (a) the full and punctual payment when due, whether at the Maturity Date, by acceleration or otherwise, of all obligations of the Company now or hereafter existing under the Indenture whether for principal of or interest on the Notes (and premium and Make-Whole Amount, if applicable) and all other monetary obligations of the Company under the Indenture and the Notes and (b) the full and punctual performance within the applicable grace periods of all other obligations of the Company under the Indenture and the Notes (all such obligations guaranteed hereby by the Operating Partnership being the “Guarantee”). The Holder of this Note may enforce its rights under the Guarantee directly against the Operating Partnership without first making a demand or taking action against the Company or any other person or entity. The Operating Partnership may, without the consent of the Holder of this Note, assume all of the Company’s rights and obligations under this Note and, upon such assumption, the Company will be released from its liabilities under the Indenture and this Note.
Interest on this Note will accrue from, and including, the immediately preceding Interest Payment Date to which interest has been paid or duly provided for (or from, and including, the Original Issue Date if no interest has been paid or duly provided for) to, but excluding, the applicable Interest Payment Date or the Maturity Date, as the case may be (each, an “Interest Period”). The interest so payable, and punctually paid or duly provided for, on any Interest Payment Date will, subject to certain exceptions described herein, be paid to the person in whose name this Note (or one or more predecessor Notes, as defined on the reverse hereof) is registered at the close of business on the fifteenth calendar day (whether or not a Business Day, as defined below) immediately preceding such Interest Payment Date (the “Record Date”); provided, however, that interest payable on the Maturity Date will be payable to the person to whom the principal hereof and premium, if any, hereon shall be payable. Any such interest not so punctually paid or duly provided for on any Interest Payment Date other than the Maturity Date (“Defaulted Interest”) shall forthwith cease to be payable to the Holder on the close of business on any Record Date and, instead, shall be paid to the person in whose name this Note is registered at the close of business on a special record date (the “Special Record Date”) for the payment of such Defaulted Interest to be fixed by the Trustee hereinafter referred to, notice whereof shall be given to the Holder of this Note by the Trustee not less than 10 calendar days prior to such Special Record Date or may be paid at any time in any other lawful manner, all as more fully provided for in the Indenture.
Payment of principal, premium, if any, and interest in respect of this Note due on the Maturity Date will be made in immediately available funds upon presentation and surrender of this Note (and, with respect to any applicable repayment of this Note, upon delivery of instructions as contemplated on the reverse hereof) at the office or agency maintained by the Company for that purpose in the Borough of Manhattan, The City of New York, currently the corporate trust office of the Trustee located at 40 Broad Street, 5th Floor, New York, New York 10004, or at such other paying agency in the Borough of Manhattan, The City of New York, as the Company may determine; provided, however, that if the Specified Currency (as defined below) is other than United States dollars and such payment is to be made in the Specified Currency in accordance with the provisions set forth below, such payment will be made by wire transfer of immediately available funds to an account with a bank designated by the Holder hereof at least 15 calendar days prior to the Maturity Date, provided that such bank has appropriate facilities therefor and that this Note is presented and surrendered and, if applicable, instructions are delivered at the aforementioned office or agency maintained by the Company in time for the Trustee to make such payment in such funds in accordance with its normal procedures. Payment of interest due on any Interest Payment Date other than the Maturity Date will be made at the aforementioned office or agency maintained by the Company or, at the option of the Company, by check mailed to the address of the person entitled thereto as such address shall appear in the Security Register maintained by the Trustee; provided, however, that a Holder of U.S.$10,000,000 (or, if the Specified Currency is other than United States dollars, the equivalent thereof in the Specified Currency) or more in aggregate principal amount of Notes (whether having identical or different terms and provisions) will be entitled to receive interest payments on such Interest Payment Date by wire transfer of immediately available funds if such Holder has delivered appropriate wire transfer instructions in writing to the Trustee not less than 15 calendar days prior to such Interest Payment Date. Any such wire transfer instructions received by the Trustee shall remain in effect until revoked by such Holder.
If any Interest Payment Date or the Maturity Date falls on a day that is not a Business Day, the required payment of principal, premium, if any, and/or interest shall be made on the next succeeding Business Day with the same force and effect as if made on the date such payment was due, and no interest shall accrue with respect to such payment for the period from and after such Interest Payment Date or the Maturity Date, as the case may be, to the date of such payment on the next succeeding Business Day.
As used herein, “Business Day” means any day, other than a Saturday or Sunday, that is neither a legal holiday nor a day on which commercial banks are authorized or required by law, regulation or executive order to close in The City of New York; provided, however, that if the Specified Currency is other than United States dollars, such day must also not be a day on which commercial banks are authorized or required by law, regulation or executive order to close in the

Principal Financial Center (as defined below) of the country issuing the Specified Currency (or, if the Specified Currency is Euro, such day must also be a day on which the Trans-European Automated Real-Time Gross Settlement Express Transfer (TARGET) System is open). “Principal Financial Center” means the capital city of the country issuing the Specified Currency, except that with respect to United States dollars, Australian dollars, Canadian dollars, Euros, South African rands and Swiss francs, the “Principal Financial Center” shall be The City of New York, Sydney, Toronto, Johannesburg and Zurich, respectively.
The Company is obligated to make payment of principal, premium, if any, and interest in respect of this Note in the currency in which this Note is denominated above (or, if such currency is not at the time of such payment legal tender for the payment of public and private debts in the country issuing such currency or, if such currency is Euro, in the member states of the European Union that have adopted the single currency in accordance with the Treaty establishing the European Community, as amended by the Treaty on European Union, then the currency which is at the time of such payment legal tender in the related country or in the adopting member states of the European Union, as the case may be) (the “Specified Currency”). If the Specified Currency is other than United States dollars, except as otherwise provided below, any such amounts so payable by the Company will be converted by the Exchange Rate Agent specified above into United States dollars for payment to the Holder of this Note.
Any United States dollar amount to be received by the Holder of this Note will be based on the highest bid quotation in The City of New York received by the Exchange Rate Agent at approximately 11:00 A.M., New York City time, on the second Business Day preceding the applicable payment date from three recognized foreign exchange dealers (one of whom may be the Exchange Rate Agent) selected by the Exchange Rate Agent and approved by the Company for the purchase by the quoting dealer of the Specified Currency for United States dollars for settlement on such payment date in the aggregate amount of the Specified Currency payable to all Holders of Notes scheduled to receive United States dollar payments and at which the applicable dealer commits to execute a contract. All currency exchange costs will be borne by the Holder of this Note by deductions from such payments. If three such bid quotations are not available, payments on this Note will be made in the Specified Currency.
If the Specified Currency is other than United States dollars, the Holder of this Note may elect to receive all or a specified portion of any payment of principal,

premium, if any, and/or interest, if any, in respect of this Note in the Specified Currency by submitting a written request for such payment to the Trustee at its corporate trust office in The City of New York on or prior to the applicable Record Date or at least 15 calendar days prior to the Maturity Date, as the case may be. Such written request may be mailed or hand delivered or sent by cable, telex or other form of facsimile transmission. The Holder of this Note may elect to receive all or a specified portion of all future payments in the Specified Currency in respect of such principal, premium, if any, and/or interest, if any, and need not file a separate election for each payment. Such election will remain in effect until revoked by written notice delivered to the Trustee, but written notice of any such revocation must be received by the Trustee on or prior to the applicable Record Date or at least 15 calendar days prior to the Maturity Date, as the case may be.
If the Specified Currency is other than United States dollars and the Holder of this Note shall have duly made an election to receive all or a specified portion of any payment of principal, premium, if any, and/or interest, if any, in respect of this Note in the Specified Currency, but the Specified Currency is not available due to the imposition of exchange controls or other circumstances beyond the control of the Company, the Company will be entitled to satisfy its obligations to the Holder of this Note by making such payment in United States dollars on the basis of the Market Exchange Rate (as defined below) determined by the Exchange Rate Agent on the second Business Day prior to such payment date or, if such Market Exchange Rate is not then available, on the basis of the most recently available Market Exchange Rate. The “Market Exchange Rate” for the Specified Currency other than United States dollars means the noon dollar buying rate in The City of New York for cable transfers for the Specified Currency as certified for customs purposes (or, if not so certified, as otherwise determined) by the Federal Reserve Bank of New York. Any payment made in United States dollars under such circumstances shall not constitute an Event of Default (as defined in the Indenture).
All determinations referred to above made by the Exchange Rate Agent shall be at its sole discretion and shall, in the absence of manifest error, be conclusive for all purposes and binding on the Holder of this Note.
The Company agrees to indemnify the Holder of any Note against any loss incurred by such Holder as a result of any judgment or order being given or made against the Company for any amount due hereunder and such judgment or order requiring payment in a currency (the “Judgment Currency”) other than the Specified Currency, and as a result of any variation between (i) the rate of exchange at which the Specified Currency amount is converted into the Judgment Currency for the purpose of such judgment or order, and (ii) the rate of exchange at which such Holder, on the date of payment of such judgment or order, is able to purchase the Specified Currency with the amount of the Judgment Currency actually received by such Holder, as the case may be. The foregoing indemnity constitutes a separate and independent obligation of the Company and continues in full force and effect notwithstanding any such judgment or order as aforesaid. The term “rate of exchange” includes any premiums and costs of exchange payable in connection with the purchase of, or conversion into, the relevant currency.
Reference is hereby made to the further provisions of this Note set forth on the reverse hereof and, if so specified on the face hereof, in an Addendum hereto, which further provisions shall have the same force and effect as if set forth on the face hereof.
Notwithstanding the foregoing, if an Addendum is attached hereto or “Other/Additional Provisions” apply to this Note as specified above, this Note shall be subject to the terms set forth in such Addendum or such “Other/Additional Provisions”.
Unless the Certificate of Authentication hereon has been executed by the Trustee by manual signature, this Note shall not be entitled to any benefit under the Indenture or be valid or obligatory for any purpose.

IN WITNESS WHEREOF, UDR, Inc. has caused this Note to be duly executed by one of its duly authorized officers.
UDR, INC.

By:    /s/ David L. Messenger
Name: David L. Messenger
Title: Senior Vice President and Chief Financial Officer

ATTEST:

By:	/s/ Thomas W. Toomey
Name: Thomas W. Toomey
Title: President & Chief Executive Officer

Dated: May 23, 2011

TRUSTEE’S CERTIFICATE OF AUTHENTICATION:

This is one of the Debt Securities of
the series designated therein referred
to in the within-mentioned Indenture.

U.S. BANK NATIONAL ASSOCIATION,
as Trustee

By:	/s/ K. Wendy Kumar Authentication Date: May 23, 2011

[REVERSE OF NOTE]

UDR, INC.

MEDIUM-TERM NOTE, SERIES A
DUE NINE MONTHS OR MORE FROM DATE OF ISSUE, FULLY AND
UNCONDITIONALLY GUARANTEED BY UNITED DOMINION REALTY, L.P.
(Fixed Rate)

This Note is one of a duly authorized series of Debt Securities (the “Debt Securities”) of the Company issued and to be issued under an Indenture, dated as of November 1, 1995, as amended, modified or supplemented from time to time (the “Indenture”), between the Company (successor by merger to UDR, Inc., a Virginia corporation) and U.S. Bank National Association, successor trustee to Wachovia Bank, National Association, (formerly known as First Union National Bank of Virginia) as trustee (the “Trustee”, which term includes any successor trustee under the Indenture), to which Indenture and all indentures supplemental thereto reference is hereby made for a statement of the respective rights, limitations of rights, duties and immunities thereunder of the Company, the Trustee and the Holders of the Debt Securities, and of the terms upon which the Debt Securities are, and are to be, authenticated and delivered. This Note is one of the series of Debt Securities designated as “Medium-Term Notes, Series A Due Nine Months or More From Date of Issue, Fully and Unconditionally Guaranteed by United Dominion Realty, L.P.” (the “Notes”). All terms used but not defined in this Note or in an Addendum hereto shall have the meanings assigned to such terms in the Indenture or on the face hereof, as the case may be.
United Dominion Realty, L.P., a Delaware limited partnership (the “Operating Partnership”) as primary obligor and not merely as surety, hereby irrevocably and unconditionally guarantees to the Holder and to the Trustee and their successors and assigns (a) the full and punctual payment when due, whether at the Maturity Date, by acceleration or otherwise, of all obligations of the Company now or hereafter existing under the Indenture whether for principal of or interest on the Notes (and premium and Make-Whole Amount, if applicable) and all other monetary obligations of the Company under the Indenture and the Notes and (b) the full and punctual performance within the applicable grace periods of all other obligations of the Company under the Indenture and the Notes (all such obligations guaranteed hereby by the Operating Partnership being the “Guarantee”). The Holder of this Note may enforce its rights under the Guarantee directly against the Operating Partnership without first making a demand or taking action against the Company or any other person or entity. The Operating Partnership may, without the consent of the Holder of this Note, assume all of the Company’s rights and obligations under this Note and, upon such assumption, the Company will be released from its liabilities under the Indenture and this Note.
This Note is issuable only in registered form without coupons in minimum denominations of U.S. $1,000 and integral multiples thereof or other Authorized Denomination specified on the face hereof.

This Note will not be subject to any sinking fund and, unless otherwise specified on the face hereof in accordance with the provisions of the following two paragraphs, will not be redeemable or repayable prior to the Stated Maturity Date.
This Note will be subject to redemption at the option of the Company on any date on or after the Initial Redemption Date, if any, specified on the face hereof, in whole or from time to time in part in increments of U.S. $1,000 or other integral multiple of an Authorized Denomination (provided that any remaining principal amount hereof shall be at least U.S. $1,000 or such other minimum Authorized Denomination), at the Redemption Price (as defined below), together with unpaid interest accrued thereon to the date fixed for redemption (the “Redemption Date”), on written notice given to the Holder hereof (in accordance with the provisions of the Indenture) not more than 60 nor less than 30 calendar days prior to the Redemption Date. The “Redemption Price” shall be an amount equal to the Initial Redemption Percentage specified on the face hereof (as adjusted by the Annual Redemption Percentage Reduction, if any, specified on the face hereof) multiplied by the unpaid principal amount of this Note to be redeemed. The Initial Redemption Percentage, if any, shall decline at each anniversary of the Initial Redemption Date by the Annual Redemption Percentage Reduction, if any, until the Redemption Price is 100% of unpaid principal amount to be redeemed. In the event of redemption of this Note in part only, a new Note of like tenor for the unredeemed portion hereof and otherwise having the same terms and provisions as this Note shall be issued by the Company in the name of the Holder hereof upon the presentation and surrender hereof.
This Note will be subject to repayment by the Company at the option of the Holder hereof on the Optional Repayment Date(s), if any, specified on the face hereof, in whole or in part in increments of U.S. $1,000 or other integral multiple of an Authorized Denomination (provided that any remaining principal amount hereof shall be at least U.S. $1,000 or such other minimum Authorized Denomination), at a repayment price equal to 100% of the unpaid principal amount to be repaid, together with unpaid interest accrued thereon to the date fixed for repayment (the “Repayment Date”). For this Note to be repaid, the Trustee must receive at its corporate trust office in the Borough of Manhattan, The City of New York, not more than 60 nor less than 30 calendar days prior to the Repayment Date, such Note and instructions to such effect forwarded by the Holder hereof. Exercise of such repayment option by the Holder hereof shall be irrevocable. In the event of repayment of this Note in part only, a new Note of like tenor for the unrepaid portion hereof and otherwise having the same terms and provisions as this Note shall be issued by the Company in the name of the Holder hereof upon the presentation and surrender hereof.
If this Note is specified on the face hereof to be a Discount Note, the amount payable to the Holder of this Note in the event of redemption, repayment or acceleration of maturity will be equal to the sum of (1) the Issue Price specified on the face hereof (increased by any accruals of the Discount, as defined below) and, in the event of any redemption of this Note (if applicable), multiplied by the Initial Redemption Percentage (as adjusted by the Annual Redemption Percentage Reduction, if applicable) and (2) any unpaid interest accrued thereon to the Redemption Date, Repayment Date or date of acceleration of maturity, as the case may be. The difference between the Issue Price and 100% of the principal amount of this Note is referred to herein as the “Discount”.

For purposes of determining the amount of Discount that has accrued as of any Redemption Date, Repayment Date or date of acceleration of maturity of this Note, such Discount will be accrued so as to cause the yield on the Note to be constant. The constant yield will be calculated using a 30-day month, 360-day year convention, a compounding period that, except for the Initial Period (as defined below), corresponds to the shortest period between Interest Payment Dates (with ratable accruals within a compounding period) and an assumption that the maturity of this Note will not be accelerated. If the period from the Original Issue Date to the initial Interest Payment Date (the “Initial Period”) is shorter than the compounding period for this Note, a proportionate amount of the yield for an entire compounding period will be accrued. If the Initial Period is longer than the compounding period, then such period will be divided into a regular compounding period and a short period, with the short period being treated as provided in the preceding sentence.
The covenants set forth in Section 1004(a) and Section 1007 of the Indenture shall not apply to this Note, and the following covenants shall instead apply to this Note in place of the covenants set forth in Section 1004(a) and Section 1007 of the Indenture:
“The Trust will, and will cause the Subsidiaries to, have at all times Total Unencumbered Assets of not less than 150% of the aggregate principal amount of all of the Trust’s outstanding Unsecured Debt and the outstanding Unsecured Debt of the Subsidiaries, determined on a consolidated basis in accordance with GAAP.
The Trust will not, and will not permit any Subsidiary to, incur any Debt if, immediately after giving effect to the incurrence of such additional Debt and the application of the proceeds thereof, the aggregate principal amount of all outstanding Debt of the Trust and its Subsidiaries on a consolidated basis determined in accordance with GAAP is greater than 65% of the sum of (without duplication) (i) the Trust’s Total Assets as of the end of the calendar quarter covered in the Trust’s Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as the case may be, most recently filed with the Commission (or, if such filing is not permitted under the Exchange Act, with the Trustee) prior to the incurrence of such additional Debt and (ii) the purchase price of any real estate assets or mortgages receivable acquired, and the amount of any securities offering proceeds received (to the extent such proceeds were not used to acquire real estate assets or mortgages receivable or used to reduce Debt), by the Trust or any Subsidiary since the end of such calendar quarter, including those proceeds obtained in connection with the incurrence of such additional Debt.
‘Total Unencumbered Assets’ means the sum of, without duplication, those Undepreciated Real Estate Assets which are not subject to a lien securing Debt and all other assets, excluding accounts receivable and intangibles, of the Trust and the Subsidiaries not subject to a lien securing Debt, all determined on a consolidated basis in accordance with GAAP; provided, however, that all investments by the Trust and the Subsidiaries in unconsolidated joint ventures, unconsolidated limited partnerships, unconsolidated limited liability companies and other unconsolidated entities shall be excluded from Total Unencumbered Assets to the extent that such investments would have otherwise been included.”
If an Event of Default shall occur and be continuing, the principal of the Notes may, and in certain cases shall, be accelerated in the manner and with the effect provided in the Indenture.
The Indenture contains provisions for defeasance of (i) the entire indebtedness of the Notes or (ii) certain covenants and Events of Default with respect to the Notes, in each case upon compliance with certain conditions set forth therein, which provisions apply to the Notes.
The Indenture permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the Company and the rights of the Holders of the Debt Securities at any time by the Company and the Trustee with the consent of the Holders of a majority of the aggregate principal amount of all Debt Securities at the time outstanding and affected thereby. The Indenture also contains provisions permitting the Holders of a majority of the aggregate principal amount of the outstanding Debt Securities of any series, on behalf of the Holders of all such Debt Securities, to waive compliance by the Company with certain provisions of the Indenture. Furthermore, provisions in the Indenture permit the Holders of a majority of the aggregate principal amount of the outstanding Debt Securities of any series, in certain instances, to waive, on behalf of all of the Holders of Debt Securities of such series, certain past defaults under the Indenture and their consequences. Any such consent or waiver by the Holder of this Note shall be conclusive and binding upon such Holder and upon all future Holders of this Note and other Notes issued upon the registration of transfer hereof or in exchange heretofore or in lieu hereof, whether or not notation of such consent or waiver is made upon this Note.
No reference herein to the Indenture and no provision of this Note or of the Indenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay principal, premium, if any, and interest in respect of this Note at the times, places and rate or formula, and in the coin or currency, herein prescribed.
As provided in the Indenture and subject to certain limitations therein and herein set forth, the transfer of this Note is registrable in the Security Register of the Company upon surrender of this Note for registration of transfer at the office or agency of the Company in any place where the principal hereof and any premium or interest hereon are payable, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Company and the Security Registrar duly executed by, the Holder hereof or by his attorney duly authorized in writing, and thereupon one or more new Notes having the same terms and provisions, of Authorized Denominations and for the same aggregate principal amount, will be issued by the Company to the designated transferee or transferees.
As provided in the Indenture and subject to certain limitations therein and herein set forth, this Note is exchangeable for a like aggregate principal amount of Notes of different Authorized Denominations but otherwise having the same terms and provisions, as requested by the Holder hereof surrendering the same.

No service charge shall be made for any such registration of transfer or exchange, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge payable in connection therewith.
Prior to due presentment of this Note for registration of transfer, the Company, the Trustee and any agent of the Company or the Trustee may treat the Holder as the owner hereof for all purposes, whether or not this Note be overdue, and neither the Company, the Trustee nor any such agent shall be affected by notice to the contrary, except as required by law.
THE INDENTURE AND THIS NOTE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE COMMONWEALTH OF VIRGINIA.
ABBREVIATIONS
The following abbreviations, when used in the inscription on the face of this Note, shall be construed as though they were written out in full according to applicable laws or regulations:

TEN COM	- as tenants in common	UNIF GIFT MIN ACT	- ______ Custodian ______
TEN ENT	- as tenants by the entireties		(Cust) (Minor) under Uniform Gifts to Minors Act _________________ (State)
JT TEN	- as joint tenants with right of survivorship and not as tenants in common

Additional abbreviations may also be used though not in the above list.
_______________________________

ASSIGNMENT

FOR VALUE RECEIVED, the undersigned hereby sell(s), assign(s) and transfer(s) unto

PLEASE INSERT SOCIAL SECURITY
OR OTHER
IDENTIFYING NUMBER OF ASSIGNEE

(Please print or typewrite name and address including postal zip code of assignee)
this Note and all rights thereunder hereby irrevocably constituting and appointing
Attorney to transfer this Note on the books of the Company, with full power of substitution in the premises.

Dated:    _________________    ____________________________________
_________________    ____________________________________
Notice: The signature(s) on this
Assignment must correspond with the
name(s) as written upon the face of this
Note in every particular, without
alteration or enlargement or any change
whatsoever.

UDR, INC.

ADDENDUM TO MEDIUM-TERM NOTE
(Fixed Rate)

The Company may redeem all or part of this Note at any time at its option at a redemption price equal to the greater of (1) the principal amount of this Note being redeemed plus accrued and unpaid interest to the redemption date or (2) the Make-Whole Amount for the principal amount of this Note being redeemed.
“Make-Whole Amount” means, as determined by the Quotation Agent, the sum of the present values of the principal amount of this Note to be redeemed, together with the scheduled payments of interest (exclusive of interest to the redemption date) from the redemption date to the maturity date of this Note being redeemed, in each case discounted to the redemption date on a semi-annual basis, assuming a 360-day year consisting of twelve 30-day months, at the Adjusted Treasury Rate, plus accrued and unpaid interest on the principal amount of this Note being redeemed to the redemption date.
“Adjusted Treasury Rate” means, with respect to any redemption date, the sum of (x) either (1) the yield for the maturity corresponding to the Comparable Treasury Issue, under the heading that represents the average for the immediately preceding week, appearing in the most recent published statistical release designated “H.15 (519)” or any successor publication that is published weekly by the Board of Governors of the Federal Reserve System and that establishes yields on actively traded United States Treasury securities adjusted to constant maturity under the caption “Treasury Constant Maturities” (provided, if no maturity is within three months before or after the remaining term of this Note, yields for the two published maturities most closely corresponding to the Comparable Treasury Issue shall be determined and the Adjusted Treasury Rate shall be interpolated or extrapolated from such yields on a straight line basis, rounded to the nearest month) or (2) if such release (or any successor release) is not published during the week preceding the calculation date or does not contain such yields, the rate per year equal to the semi-annual equivalent yield to maturity of the Comparable Treasury Issue, calculated using a price for the Comparable Treasury Issue (expressed as a percentage of its principal amount) equal to the Comparable Treasury Price for such redemption date, in each case calculated on the third business day preceding the redemption date, and (y) 0.30%.
“Comparable Treasury Issue” means the United States Treasury security selected by the Quotation Agent as having a maturity comparable to the remaining term from the redemption date to the maturity date of this Note that would be utilized, at the time of selection and in accordance with customary financial practice, in pricing new issues of corporate debt securities of comparable maturity to the remaining term of this Note.
“Comparable Treasury Price” means, with respect to any redemption date, (x) the average of three Reference Treasury Dealer Quotations for such redemption date, after excluding the highest and lowest Reference Treasury Dealer Quotations so obtained or (y) if fewer than five Reference Treasury Dealer Quotations are so obtained, the average of all such Reference Treasury Dealer Quotations so obtained.

“Quotation Agent” means the Reference Treasury Dealer selected by the indenture trustee after consultation with the Company.
“Reference Treasury Dealer” means any of Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., their respective successors and assigns and one other nationally recognized investment banking firm selected by the Company that is a primary U.S. Government securities dealer.
“Reference Treasury Dealer Quotations” means, with respect to each Reference Treasury Dealer and any redemption date, the average, as determined by the indenture trustee, of the bid and asked prices for the Comparable Treasury Issue (expressed in each case as a percentage of its principal amount) quoted in writing to the indenture trustee by such Reference Treasury Dealer at 5:00 p.m., New York City time, on the third business day preceding such redemption date.

Exhibit 4.17

UDR, INC.
UNLESS THIS NOTE IS PRESENTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY (THE “DEPOSITARY”) (55 WATER STREET, NEW YORK, NEW YORK) TO THE ISSUER HEREOF OR ITS AGENT FOR REGISTRATION OF TRANSFER, EXCHANGE OR PAYMENT, AND ANY NOTE ISSUED IS REGISTERED IN THE NAME OF CEDE & CO. OR SUCH OTHER NAME AS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITARY AND ANY PAYMENT IS MADE TO CEDE & CO., ANY TRANSFER, PLEDGE OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL SINCE THE REGISTERED OWNER HEREOF, CEDE & CO., HAS AN INTEREST HEREIN.
UNLESS AND UNTIL IT IS EXCHANGED IN WHOLE OR IN PART FOR NOTES IN CERTIFICATED FORM, THIS NOTE MAY NOT BE TRANSFERRED EXCEPT AS A WHOLE BY THE DEPOSITARY TO A NOMINEE OF THE DEPOSITARY OR BY A NOMINEE OF THE DEPOSITARY TO THE DEPOSITARY OR ANOTHER NOMINEE OF THE DEPOSITARY OR BY THE DEPOSITARY OR ANY SUCH NOMINEE TO A SUCCESSOR DEPOSITARY OR A NOMINEE OF SUCH SUCCESSOR DEPOSITARY.

REGISTERED No. FXR-10	CUSIP No.: 90265EAG5	PRINCIPAL AMOUNT: $400,000,000
UDR, INC.
MEDIUM-TERM NOTE SERIES A DUE NINE MONTHS OR MORE FROM DATE OF ISSUE, FULLY AND UNCONDITIONALLY GUARANTEED BY UNITED DOMINION REALTY, L.P. (Fixed Rate)
ORIGINAL ISSUE DATE: January 10, 2012	INTEREST RATE: 4.625%	STATED MATURITY DATE: January 10, 2022
INTEREST PAYMENT DATE(S) [X] January 10, and July 10, commencing July 10, 2012 [ ] Other:	[X] CHECK IF DISCOUNT NOTE Issue Price: 99.100% plus accrued interest from January 10, 2012
INITIAL REDEMPTION DATE: See Addendum	INITIAL REDEMPTION PERCENTAGE: See Addendum	ANNUAL REDEMPTION PERCENTAGE REDUCTION: See Addendum
OPTIONAL REPAYMENT DATE(S): See Addendum
SPECIFIED CURRENCY: [X] United States dollars [ ] Other:	AUTHORIZED DENOMINATION: [X] $1,000 and integral multiples thereof [ ] Other:	EXCHANGE RATE AGENT: N/A
ADDENDUM ATTACHED	DEFAULT INTEREST RATE: N/A	OTHER/ADDITIONAL PROVISIONS: N/A
[X] Yes [ ] No

UDR, INC., a Maryland corporation (the “Company”, which term includes any successor corporation under the Indenture hereinafter referred to), for value received, hereby promises to pay to CEDE & Co., as nominee for The Depository Trust Company, or registered assigns, the Principal Amount of FOUR HUNDRED MILLION DOLLARS ($400,000.000), on the Stated Maturity Date specified above (or any Redemption Date or Repayment Date, each as defined on the reverse hereof, or any earlier date of acceleration of maturity) (each such date being hereinafter referred to as the “Maturity Date” with respect to the principal repayable on such date) and to pay interest thereon (and on any overdue principal, premium and/or interest to the extent legally enforceable) at the Interest Rate per annum specified above, until the principal hereof is paid or duly made available for payment. The Company will pay interest in arrears on each Interest Payment Date, if any, specified above (each, an “Interest Payment Date”), commencing with the first Interest Payment Date next succeeding the Original Issue Date specified above, and on the Maturity Date; provided, however, that if the Original Issue Date occurs between a Record Date (as defined below) and the next succeeding Interest Payment Date, interest payment will commence on the Interest Payment Date immediately following the next succeeding Record Date to the registered holder (the “Holder”) of this Note on the next succeeding Record Date. Interest on this Note will be computed on the basis of a 360-day year of twelve 30-day months.
United Dominion Realty, L.P., a Delaware limited partnership (the “Operating Partnership”) as primary obligor and not merely as surety, hereby irrevocably and unconditionally guarantees to the Holder and to the Trustee and their successors and assigns (a) the full and punctual payment when due, whether at the Maturity Date, by acceleration or otherwise, of all obligations of the Company now or hereafter existing under the Indenture whether for principal of or interest on the Notes (and premium and Make-Whole Amount, if applicable) and all other monetary obligations of the Company under the Indenture and the Notes and (b) the full and punctual performance within the applicable grace periods of all other obligations of the Company under the Indenture and the Notes (all such obligations guaranteed hereby by the Operating Partnership being the “Guarantee”). The Holder of this Note may enforce its rights under the Guarantee directly against the Operating Partnership without first making a demand or taking action against the Company or any other person or entity. The Operating Partnership may, without the consent of the Holder of this Note, assume all of the Company’s rights and obligations under this Note and, upon such assumption, the Company will be released from its liabilities under the Indenture and this Note.
Interest on this Note will accrue from, and including, the immediately preceding Interest Payment Date to which interest has been paid or duly provided for (or from, and including, the Original Issue Date if no interest has been paid or duly provided for) to, but excluding, the applicable Interest Payment Date or the Maturity Date, as the case may be (each, an “Interest Period”). The interest so payable, and punctually paid or duly provided for, on any Interest Payment Date will, subject to certain exceptions described herein, be paid to the person in whose name this Note (or one or more predecessor Notes, as defined on the reverse hereof) is registered at the close of business on the fifteenth calendar day (whether or not a Business Day, as defined below) immediately preceding such Interest Payment Date (the “Record Date”); provided, however, that interest payable on the Maturity Date will be payable to the person to whom the principal hereof and premium, if any, hereon shall be payable. Any such interest not so punctually paid or duly provided for on any Interest Payment Date other than the Maturity Date (“Defaulted Interest”) shall forthwith cease to be payable to the Holder on the close of business on any Record Date and, instead, shall be paid to the person in whose name this Note is registered at the close of business on a special record date (the “Special Record Date”) for the payment of such Defaulted Interest to be fixed by the Trustee hereinafter referred to, notice whereof shall be given to the Holder of this Note by the Trustee not less than 10 calendar days prior to such Special Record Date or may be paid at any time in any other lawful manner, all as more fully provided for in the Indenture.
Payment of principal, premium, if any, and interest in respect of this Note due on the Maturity Date will be made in immediately available funds upon presentation and surrender of this Note (and, with respect to any applicable repayment of this Note, upon delivery of instructions as contemplated on the reverse hereof) at the office or agency maintained by the Company for that purpose in the Borough of Manhattan, The City of New York, currently the corporate trust office of the Trustee located at 40 Broad Street, 5th Floor, New York, New York 10004, or at such other paying agency in the Borough of Manhattan, The City of New York, as the Company may determine; provided, however, that if the Specified Currency (as defined below) is other than United States dollars and such payment is to be made in the Specified Currency in accordance with the provisions set forth below, such payment will be made by wire transfer of immediately available funds to an account with a bank designated by the Holder hereof at least 15 calendar days prior to the Maturity Date, provided that such bank has appropriate facilities therefor and that this Note is presented and surrendered and, if applicable, instructions are delivered at the aforementioned office or agency maintained by the Company in time for the Trustee to make such payment in such funds in accordance with its normal procedures. Payment of interest due on any Interest Payment Date other than the Maturity Date will be made at the aforementioned office or agency maintained by the Company or, at the option of the Company, by check mailed to the address of the person entitled thereto as such address shall appear in the Security Register maintained by the Trustee; provided, however, that a Holder of U.S.$10,000,000 (or, if the Specified Currency is other than United States dollars, the equivalent thereof in the Specified Currency) or more in aggregate principal amount of Notes (whether having identical or different terms and provisions) will be entitled to receive interest payments on such Interest Payment Date by wire transfer of immediately available funds if such Holder has delivered appropriate wire transfer instructions in writing to the Trustee not less than 15 calendar days prior to such Interest Payment Date. Any such wire transfer instructions received by the Trustee shall remain in effect until revoked by such Holder.
If any Interest Payment Date or the Maturity Date falls on a day that is not a Business Day, the required payment of principal, premium, if any, and/or interest shall be made on the next succeeding Business Day with the same force and effect as if made on the date such payment was due, and no interest shall accrue with respect to such payment for the period from and after such Interest Payment Date or the Maturity Date, as the case may be, to the date of such payment on the next succeeding Business Day.
As used herein, “Business Day” means any day, other than a Saturday or Sunday, that is neither a legal holiday nor a day on which commercial banks are authorized or required by law, regulation or executive order to close in The City of New York; provided, however, that if the Specified Currency is other than United States dollars, such day must also not be a day on which commercial banks are authorized or required by law, regulation or executive order to close in the

Principal Financial Center (as defined below) of the country issuing the Specified Currency (or, if the Specified Currency is Euro, such day must also be a day on which the Trans-European Automated Real-Time Gross Settlement Express Transfer (TARGET) System is open). “Principal Financial Center” means the capital city of the country issuing the Specified Currency, except that with respect to United States dollars, Australian dollars, Canadian dollars, Euros, South African rands and Swiss francs, the “Principal Financial Center” shall be The City of New York, Sydney, Toronto, Johannesburg and Zurich, respectively.
The Company is obligated to make payment of principal, premium, if any, and interest in respect of this Note in the currency in which this Note is denominated above (or, if such currency is not at the time of such payment legal tender for the payment of public and private debts in the country issuing such currency or, if such currency is Euro, in the member states of the European Union that have adopted the single currency in accordance with the Treaty establishing the European Community, as amended by the Treaty on European Union, then the currency which is at the time of such payment legal tender in the related country or in the adopting member states of the European Union, as the case may be) (the “Specified Currency”). If the Specified Currency is other than United States dollars, except as otherwise provided below, any such amounts so payable by the Company will be converted by the Exchange Rate Agent specified above into United States dollars for payment to the Holder of this Note.
Any United States dollar amount to be received by the Holder of this Note will be based on the highest bid quotation in The City of New York received by the Exchange Rate Agent at approximately 11:00 A.M., New York City time, on the second Business Day preceding the applicable payment date from three recognized foreign exchange dealers (one of whom may be the Exchange Rate Agent) selected by the Exchange Rate Agent and approved by the Company for the purchase by the quoting dealer of the Specified Currency for United States dollars for settlement on such payment date in the aggregate amount of the Specified Currency payable to all Holders of Notes scheduled to receive United States dollar payments and at which the applicable dealer commits to execute a contract. All currency exchange costs will be borne by the Holder of this Note by deductions from such payments. If three such bid quotations are not available, payments on this Note will be made in the Specified Currency.
If the Specified Currency is other than United States dollars, the Holder of this Note may elect to receive all or a specified portion of any payment of principal,

premium, if any, and/or interest, if any, in respect of this Note in the Specified Currency by submitting a written request for such payment to the Trustee at its corporate trust office in The City of New York on or prior to the applicable Record Date or at least 15 calendar days prior to the Maturity Date, as the case may be. Such written request may be mailed or hand delivered or sent by cable, telex or other form of facsimile transmission. The Holder of this Note may elect to receive all or a specified portion of all future payments in the Specified Currency in respect of such principal, premium, if any, and/or interest, if any, and need not file a separate election for each payment. Such election will remain in effect until revoked by written notice delivered to the Trustee, but written notice of any such revocation must be received by the Trustee on or prior to the applicable Record Date or at least 15 calendar days prior to the Maturity Date, as the case may be.
If the Specified Currency is other than United States dollars and the Holder of this Note shall have duly made an election to receive all or a specified portion of any payment of principal, premium, if any, and/or interest, if any, in respect of this Note in the Specified Currency, but the Specified Currency is not available due to the imposition of exchange controls or other circumstances beyond the control of the Company, the Company will be entitled to satisfy its obligations to the Holder of this Note by making such payment in United States dollars on the basis of the Market Exchange Rate (as defined below) determined by the Exchange Rate Agent on the second Business Day prior to such payment date or, if such Market Exchange Rate is not then available, on the basis of the most recently available Market Exchange Rate. The “Market Exchange Rate” for the Specified Currency other than United States dollars means the noon dollar buying rate in The City of New York for cable transfers for the Specified Currency as certified for customs purposes (or, if not so certified, as otherwise determined) by the Federal Reserve Bank of New York. Any payment made in United States dollars under such circumstances shall not constitute an Event of Default (as defined in the Indenture).
All determinations referred to above made by the Exchange Rate Agent shall be at its sole discretion and shall, in the absence of manifest error, be conclusive for all purposes and binding on the Holder of this Note.
The Company agrees to indemnify the Holder of any Note against any loss incurred by such Holder as a result of any judgment or order being given or made against the Company for any amount due hereunder and such judgment or order requiring payment in a currency (the “Judgment Currency”) other than the Specified Currency, and as a result of any variation between (i) the rate of exchange at which the Specified Currency amount is converted into the Judgment Currency for the purpose of such judgment or order, and (ii) the rate of exchange at which such Holder, on the date of payment of such judgment or order, is able to purchase the Specified Currency with the amount of the Judgment Currency actually received by such Holder, as the case may be. The foregoing indemnity constitutes a separate and independent obligation of the Company and continues in full force and effect notwithstanding any such judgment or order as aforesaid. The term “rate of exchange” includes any premiums and costs of exchange payable in connection with the purchase of, or conversion into, the relevant currency.
Reference is hereby made to the further provisions of this Note set forth on the reverse hereof and, if so specified on the face hereof, in an Addendum hereto, which further provisions shall have the same force and effect as if set forth on the face hereof.
Notwithstanding the foregoing, if an Addendum is attached hereto or “Other/Additional Provisions” apply to this Note as specified above, this Note shall be subject to the terms set forth in such Addendum or such “Other/Additional Provisions”.
Unless the Certificate of Authentication hereon has been executed by the Trustee by manual signature, this Note shall not be entitled to any benefit under the Indenture or be valid or obligatory for any purpose.

IN WITNESS WHEREOF, UDR, Inc. has caused this Note to be duly executed by one of its duly authorized officers.
UDR, INC.

By:    /s/ David L. Messenger
Name: David L. Messenger
Title: Senior Vice President and Chief Financial Officer

ATTEST:

By:	/s/ Leslie E. Green
Name: Leslie E. Green
Title: Assistant Secretary

Dated: January 10, 2012

TRUSTEE’S CERTIFICATE OF AUTHENTICATION:
This is one of the Debt Securities of
the series designated therein referred
to in the within-mentioned Indenture.

U.S. BANK NATIONAL ASSOCIATION,
as Trustee

By:	/s/ K. Wendy Kumar Authentication Date: January 10, 2012
Authorized Signatory

[REVERSE OF NOTE]

UDR, INC.

MEDIUM-TERM NOTE, SERIES A
DUE NINE MONTHS OR MORE FROM DATE OF ISSUE, FULLY AND
UNCONDITIONALLY GUARANTEED BY UNITED DOMINION REALTY, L.P.
(Fixed Rate)

This Note is one of a duly authorized series of Debt Securities (the “Debt Securities”) of the Company issued and to be issued under an Indenture, dated as of November 1, 1995, as amended, modified or supplemented from time to time (the “Indenture”), between the Company (successor by merger to UDR, Inc., a Virginia corporation) and U.S. Bank National Association, successor trustee to Wachovia Bank, National Association, (formerly known as First Union National Bank of Virginia) as trustee (the “Trustee”, which term includes any successor trustee under the Indenture), to which Indenture and all indentures supplemental thereto reference is hereby made for a statement of the respective rights, limitations of rights, duties and immunities thereunder of the Company, the Trustee and the Holders of the Debt Securities, and of the terms upon which the Debt Securities are, and are to be, authenticated and delivered. This Note is one of the series of Debt Securities designated as “Medium-Term Notes, Series A Due Nine Months or More From Date of Issue, Fully and Unconditionally Guaranteed by United Dominion Realty, L.P.” (the “Notes”). All terms used but not defined in this Note or in an Addendum hereto shall have the meanings assigned to such terms in the Indenture or on the face hereof, as the case may be.
United Dominion Realty, L.P., a Delaware limited partnership (the “Operating Partnership”) as primary obligor and not merely as surety, hereby irrevocably and unconditionally guarantees to the Holder and to the Trustee and their successors and assigns (a) the full and punctual payment when due, whether at the Maturity Date, by acceleration or otherwise, of all obligations of the Company now or hereafter existing under the Indenture whether for principal of or interest on the Notes (and premium and Make-Whole Amount, if applicable) and all other monetary obligations of the Company under the Indenture and the Notes and (b) the full and punctual performance within the applicable grace periods of all other obligations of the Company under the Indenture and the Notes (all such obligations guaranteed hereby by the Operating Partnership being the “Guarantee”). The Holder of this Note may enforce its rights under the Guarantee directly against the Operating Partnership without first making a demand or taking action against the Company or any other person or entity. The Operating Partnership may, without the consent of the Holder of this Note, assume all of the Company’s rights and obligations under this Note and, upon such assumption, the Company will be released from its liabilities under the Indenture and this Note.
This Note is issuable only in registered form without coupons in minimum denominations of U.S. $1,000 and integral multiples thereof or other Authorized Denomination specified on the face hereof.

This Note will not be subject to any sinking fund and, unless otherwise specified on the face hereof in accordance with the provisions of the following two paragraphs, will not be redeemable or repayable prior to the Stated Maturity Date.
This Note will be subject to redemption at the option of the Company on any date on or after the Initial Redemption Date, if any, specified on the face hereof, in whole or from time to time in part in increments of U.S. $1,000 or other integral multiple of an Authorized Denomination (provided that any remaining principal amount hereof shall be at least U.S. $1,000 or such other minimum Authorized Denomination), at the Redemption Price (as defined below), together with unpaid interest accrued thereon to the date fixed for redemption (the “Redemption Date”), on written notice given to the Holder hereof (in accordance with the provisions of the Indenture) not more than 60 nor less than 30 calendar days prior to the Redemption Date. The “Redemption Price” shall be an amount equal to the Initial Redemption Percentage specified on the face hereof (as adjusted by the Annual Redemption Percentage Reduction, if any, specified on the face hereof) multiplied by the unpaid principal amount of this Note to be redeemed. The Initial Redemption Percentage, if any, shall decline at each anniversary of the Initial Redemption Date by the Annual Redemption Percentage Reduction, if any, until the Redemption Price is 100% of unpaid principal amount to be redeemed. In the event of redemption of this Note in part only, a new Note of like tenor for the unredeemed portion hereof and otherwise having the same terms and provisions as this Note shall be issued by the Company in the name of the Holder hereof upon the presentation and surrender hereof.
This Note will be subject to repayment by the Company at the option of the Holder hereof on the Optional Repayment Date(s), if any, specified on the face hereof, in whole or in part in increments of U.S. $1,000 or other integral multiple of an Authorized Denomination (provided that any remaining principal amount hereof shall be at least U.S. $1,000 or such other minimum Authorized Denomination), at a repayment price equal to 100% of the unpaid principal amount to be repaid, together with unpaid interest accrued thereon to the date fixed for repayment (the “Repayment Date”). For this Note to be repaid, the Trustee must receive at its corporate trust office in the Borough of Manhattan, The City of New York, not more than 60 nor less than 30 calendar days prior to the Repayment Date, such Note and instructions to such effect forwarded by the Holder hereof. Exercise of such repayment option by the Holder hereof shall be irrevocable. In the event of repayment of this Note in part only, a new Note of like tenor for the unrepaid portion hereof and otherwise having the same terms and provisions as this Note shall be issued by the Company in the name of the Holder hereof upon the presentation and surrender hereof.
If this Note is specified on the face hereof to be a Discount Note, the amount payable to the Holder of this Note in the event of redemption, repayment or acceleration of maturity will be equal to the sum of (1) the Issue Price specified on the face hereof (increased by any accruals of the Discount, as defined below) and, in the event of any redemption of this Note (if applicable), multiplied by the Initial Redemption Percentage (as adjusted by the Annual Redemption Percentage Reduction, if applicable) and (2) any unpaid interest accrued thereon to the Redemption Date, Repayment Date or date of acceleration of maturity, as the case may be. The difference between the Issue Price and 100% of the principal amount of this Note is referred to herein as the “Discount”.

For purposes of determining the amount of Discount that has accrued as of any Redemption Date, Repayment Date or date of acceleration of maturity of this Note, such Discount will be accrued so as to cause the yield on the Note to be constant. The constant yield will be calculated using a 30-day month, 360-day year convention, a compounding period that, except for the Initial Period (as defined below), corresponds to the shortest period between Interest Payment Dates (with ratable accruals within a compounding period) and an assumption that the maturity of this Note will not be accelerated. If the period from the Original Issue Date to the initial Interest Payment Date (the “Initial Period”) is shorter than the compounding period for this Note, a proportionate amount of the yield for an entire compounding period will be accrued. If the Initial Period is longer than the compounding period, then such period will be divided into a regular compounding period and a short period, with the short period being treated as provided in the preceding sentence.
The covenants set forth in Section 1004(a) and Section 1007 of the Indenture shall not apply to this Note, and the following covenants shall instead apply to this Note in place of the covenants set forth in Section 1004(a) and Section 1007 of the Indenture:
“The Trust will, and will cause the Subsidiaries to, have at all times Total Unencumbered Assets of not less than 150% of the aggregate principal amount of all of the Trust’s outstanding Unsecured Debt and the outstanding Unsecured Debt of the Subsidiaries, determined on a consolidated basis in accordance with GAAP.
The Trust will not, and will not permit any Subsidiary to, incur any Debt if, immediately after giving effect to the incurrence of such additional Debt and the application of the proceeds thereof, the aggregate principal amount of all outstanding Debt of the Trust and its Subsidiaries on a consolidated basis determined in accordance with GAAP is greater than 65% of the sum of (without duplication) (i) the Trust’s Total Assets as of the end of the calendar quarter covered in the Trust’s Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as the case may be, most recently filed with the Commission (or, if such filing is not permitted under the Exchange Act, with the Trustee) prior to the incurrence of such additional Debt and (ii) the purchase price of any real estate assets or mortgages receivable acquired, and the amount of any securities offering proceeds received (to the extent such proceeds were not used to acquire real estate assets or mortgages receivable or used to reduce Debt), by the Trust or any Subsidiary since the end of such calendar quarter, including those proceeds obtained in connection with the incurrence of such additional Debt.
‘Total Unencumbered Assets’ means the sum of, without duplication, those Undepreciated Real Estate Assets which are not subject to a lien securing Debt and all other assets, excluding accounts receivable and intangibles, of the Trust and the Subsidiaries not subject to a lien securing Debt, all determined on a consolidated basis in accordance with GAAP; provided, however, that all investments by the Trust and the Subsidiaries in unconsolidated joint ventures, unconsolidated limited partnerships, unconsolidated limited liability companies and other unconsolidated entities shall be excluded from Total Unencumbered Assets to the extent that such investments would have otherwise been included.”
If an Event of Default shall occur and be continuing, the principal of the Notes may, and in certain cases shall, be accelerated in the manner and with the effect provided in the Indenture.
The Indenture contains provisions for defeasance of (i) the entire indebtedness of the Notes or (ii) certain covenants and Events of Default with respect to the Notes, in each case upon compliance with certain conditions set forth therein, which provisions apply to the Notes.
The Indenture permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the Company and the rights of the Holders of the Debt Securities at any time by the Company and the Trustee with the consent of the Holders of a majority of the aggregate principal amount of all Debt Securities at the time outstanding and affected thereby. The Indenture also contains provisions permitting the Holders of a majority of the aggregate principal amount of the outstanding Debt Securities of any series, on behalf of the Holders of all such Debt Securities, to waive compliance by the Company with certain provisions of the Indenture. Furthermore, provisions in the Indenture permit the Holders of a majority of the aggregate principal amount of the outstanding Debt Securities of any series, in certain instances, to waive, on behalf of all of the Holders of Debt Securities of such series, certain past defaults under the Indenture and their consequences. Any such consent or waiver by the Holder of this Note shall be conclusive and binding upon such Holder and upon all future Holders of this Note and other Notes issued upon the registration of transfer hereof or in exchange heretofore or in lieu hereof, whether or not notation of such consent or waiver is made upon this Note.
No reference herein to the Indenture and no provision of this Note or of the Indenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay principal, premium, if any, and interest in respect of this Note at the times, places and rate or formula, and in the coin or currency, herein prescribed.
As provided in the Indenture and subject to certain limitations therein and herein set forth, the transfer of this Note is registrable in the Security Register of the Company upon surrender of this Note for registration of transfer at the office or agency of the Company in any place where the principal hereof and any premium or interest hereon are payable, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Company and the Security Registrar duly executed by, the Holder hereof or by his attorney duly authorized in writing, and thereupon one or more new Notes having the same terms and provisions, of Authorized Denominations and for the same aggregate principal amount, will be issued by the Company to the designated transferee or transferees.
As provided in the Indenture and subject to certain limitations therein and herein set forth, this Note is exchangeable for a like aggregate principal amount of Notes of different Authorized Denominations but otherwise having the same terms and provisions, as requested by the Holder hereof surrendering the same.

No service charge shall be made for any such registration of transfer or exchange, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge payable in connection therewith.
Prior to due presentment of this Note for registration of transfer, the Company, the Trustee and any agent of the Company or the Trustee may treat the Holder as the owner hereof for all purposes, whether or not this Note be overdue, and neither the Company, the Trustee nor any such agent shall be affected by notice to the contrary, except as required by law.
THE INDENTURE AND THIS NOTE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE COMMONWEALTH OF VIRGINIA.

ABBREVIATIONS
The following abbreviations, when used in the inscription on the face of this Note, shall be construed as though they were written out in full according to applicable laws or regulations:

TEN COM	- as tenants in common	UNIF GIFT MIN ACT	- ______ Custodian ______
TEN ENT	- as tenants by the entireties		(Cust) (Minor) under Uniform Gifts to Minors Act _________________ (State)
JT TEN	- as joint tenants with right of survivorship and not as tenants in common

Additional abbreviations may also be used though not in the above list.
_______________________________

ASSIGNMENT

FOR VALUE RECEIVED, the undersigned hereby sell(s), assign(s) and transfer(s) unto

PLEASE INSERT SOCIAL SECURITY
OR OTHER
IDENTIFYING NUMBER OF ASSIGNEE

(Please print or typewrite name and address including postal zip code of assignee)
this Note and all rights thereunder hereby irrevocably constituting and appointing
Attorney to transfer this Note on the books of the Company, with full power of substitution in the premises.

Dated:    _________________    ____________________________________
_________________    ____________________________________
Notice: The signature(s) on this Assignment must correspond with the name(s) as written upon the face of this Note in every particular, without alteration or enlargement or any change whatsoever.

UDR, INC.

ADDENDUM TO MEDIUM-TERM NOTE
(Fixed Rate)

The Company may redeem all or part of this Note at any time at its option at a redemption price equal the greater of (1) the principal amount of this Note being redeemed plus accrued and unpaid interest to the redemption date or (2) the Make-Whole Amount for the principal amount of this Note being redeemed. If this Note is redeemed on or after 90 days prior to the maturity date, the redemption price will equal the principal amount of this Note being redeemed plus accrued and unpaid interest to the redemption date.
“Make-Whole Amount” means, as determined by the Quotation Agent, the sum of the present values of the principal amount of this Note to be redeemed, together with the scheduled payments of interest (exclusive of interest to the redemption date) from the redemption date to the maturity date of this Note being redeemed, in each case discounted to the redemption date on a semi-annual basis, assuming a 360-day year consisting of twelve 30-day months, at the Adjusted Treasury Rate, plus accrued and unpaid interest on the principal amount of this Note being redeemed to the redemption date.
“Adjusted Treasury Rate” means, with respect to any redemption date, the sum of (x) either (1) the yield for the maturity corresponding to the Comparable Treasury Issue, under the heading that represents the average for the immediately preceding week, appearing in the most recent published statistical release designated “H.15 (519)” or any successor publication that is published weekly by the Board of Governors of the Federal Reserve System and that establishes yields on actively traded United States Treasury securities adjusted to constant maturity under the caption “Treasury Constant Maturities” (provided, if no maturity is within three months before or after the remaining term of this Note, yields for the two published maturities most closely corresponding to the Comparable Treasury Issue shall be determined and the Adjusted Treasury Rate shall be interpolated or extrapolated from such yields on a straight line basis, rounded to the nearest month) or (2) if such release (or any successor release) is not published during the week preceding the calculation date or does not contain such yields, the rate per year equal to the semi-annual equivalent yield to maturity of the Comparable Treasury Issue, calculated using a price for the Comparable Treasury Issue (expressed as a percentage of its principal amount) equal to the Comparable Treasury Price for such redemption date, in each case calculated on the third business day preceding the redemption date, and (y) 0.45%.
“Comparable Treasury Issue” means the United States Treasury security selected by the Quotation Agent as having a maturity comparable to the remaining term from the redemption date to the maturity date of this Note that would be utilized, at the time of selection and in accordance with customary financial practice, in pricing new issues of corporate debt securities of comparable maturity to the remaining term of this Note.
“Comparable Treasury Price” means, with respect to any redemption date, (x) the average of three Reference Treasury Dealer Quotations for such redemption date, after excluding the highest and lowest Reference Treasury Dealer Quotations so obtained or (y) if fewer than five Reference Treasury Dealer Quotations are so obtained, the average of all such Reference Treasury Dealer Quotations so obtained.

“Quotation Agent” means the Reference Treasury Dealer selected by the indenture trustee after consultation with the Company.
“Reference Treasury Dealer” means any of Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Morgan Keegan & Company, Inc., their respective successors and assigns and one other nationally recognized investment banking firm selected by the Company that is a primary U.S. Government securities dealer.
“Reference Treasury Dealer Quotations” means, with respect to each Reference Treasury Dealer and any redemption date, the average, as determined by the indenture trustee, of the bid and asked prices for the Comparable Treasury Issue (expressed in each case as a percentage of its principal amount) quoted in writing to the indenture trustee by such Reference Treasury Dealer at 5:00 p.m., New York City time, on the third business day preceding such redemption date.

Exhibit 4.18

UDR, INC.
UNLESS THIS NOTE IS PRESENTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY (THE “DEPOSITARY”) (55 WATER STREET, NEW YORK, NEW YORK) TO THE ISSUER HEREOF OR ITS AGENT FOR REGISTRATION OF TRANSFER, EXCHANGE OR PAYMENT, AND ANY NOTE ISSUED IS REGISTERED IN THE NAME OF CEDE & CO. OR SUCH OTHER NAME AS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITARY AND ANY PAYMENT IS MADE TO CEDE & CO., ANY TRANSFER, PLEDGE OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL SINCE THE REGISTERED OWNER HEREOF, CEDE & CO., HAS AN INTEREST HEREIN.
UNLESS AND UNTIL IT IS EXCHANGED IN WHOLE OR IN PART FOR NOTES IN CERTIFICATED FORM, THIS NOTE MAY NOT BE TRANSFERRED EXCEPT AS A WHOLE BY THE DEPOSITARY TO A NOMINEE OF THE DEPOSITARY OR BY A NOMINEE OF THE DEPOSITARY TO THE DEPOSITARY OR ANOTHER NOMINEE OF THE DEPOSITARY OR BY THE DEPOSITARY OR ANY SUCH NOMINEE TO A SUCCESSOR DEPOSITARY OR A NOMINEE OF SUCH SUCCESSOR DEPOSITARY.

REGISTERED No.	CUSIP No.: 90265EAH3	PRINCIPAL AMOUNT: $300,000,000
UDR, INC.
MEDIUM-TERM NOTE SERIES A DUE NINE MONTHS OR MORE FROM DATE OF ISSUE, FULLY AND UNCONDITIONALLY GUARANTEED BY UNITED DOMINION REALTY, L.P. (Fixed Rate)
ORIGINAL ISSUE DATE: September 26, 2013	INTEREST RATE: 3.700%	STATED MATURITY DATE: October 1, 2020
INTEREST PAYMENT DATE(S) [X] April 1, and October 1, commencing April 1, 2014 [ ] Other:	[X] CHECK IF DISCOUNT NOTE Issue Price: 99.981% plus accrued interest from September 26, 2013
INITIAL REDEMPTION DATE: See Addendum	INITIAL REDEMPTION PERCENTAGE: See Addendum	ANNUAL REDEMPTION PERCENTAGE REDUCTION: See Addendum
OPTIONAL REPAYMENT DATE(S): See Addendum
SPECIFIED CURRENCY: [X] United States dollars [ ] Other:	AUTHORIZED DENOMINATION: [X] $1,000 and integral multiples thereof [ ] Other:	EXCHANGE RATE AGENT: N/A
ADDENDUM ATTACHED	DEFAULT INTEREST RATE: N/A	OTHER/ADDITIONAL PROVISIONS: N/A
[X] Yes [ ] No

UDR, INC., a Maryland corporation (the “Company”, which term includes any successor corporation under the Indenture hereinafter referred to), for value received, hereby promises to pay to CEDE & Co., as nominee for The Depository Trust Company, or registered assigns, the Principal Amount of THREE HUNDRED MILLION DOLLARS ($300,000.000), on the Stated Maturity Date specified above (or any Redemption Date or Repayment Date, each as defined on the reverse hereof, or any earlier date of acceleration of maturity) (each such date being hereinafter referred to as the “Maturity Date” with respect to the principal repayable on such date) and to pay interest thereon (and on any overdue principal, premium and/or interest to the extent legally enforceable) at the Interest Rate per annum specified above, until the principal hereof is paid or duly made available for payment. The Company will pay interest in arrears on each Interest Payment Date, if any, specified above (each, an “Interest Payment Date”), commencing with the first Interest Payment Date next succeeding the Original Issue Date specified above, and on the Maturity Date; provided, however, that if the Original Issue Date occurs between a Record Date (as defined below) and the next succeeding Interest Payment Date, interest payment will commence on the Interest Payment Date immediately following the next succeeding Record Date to the registered holder (the “Holder”) of this Note on the next succeeding Record Date. Interest on this Note will be computed on the basis of a 360-day year of twelve 30-day months.
United Dominion Realty, L.P., a Delaware limited partnership (the “Operating Partnership”) as primary obligor and not merely as surety, hereby irrevocably and unconditionally guarantees to the Holder and to the Trustee and their successors and assigns (a) the full and punctual payment when due, whether at the Maturity Date, by acceleration or otherwise, of all obligations of the Company now or hereafter existing under the Indenture whether for principal of or interest on the Notes (and premium and Make-Whole Amount, if applicable) and all other monetary obligations of the Company under the Indenture and the Notes and (b) the full and punctual performance within the applicable grace periods of all other obligations of the Company under the Indenture and the Notes (all such obligations guaranteed hereby by the Operating Partnership being the “Guarantee”). The Holder of this Note may enforce its rights under the Guarantee directly against the Operating Partnership without first making a demand or taking action against the Company or any other person or entity. The Operating Partnership may, without the consent of the Holder of this Note, assume all of the Company’s rights and obligations under this Note and, upon such assumption, the Company will be released from its liabilities under the Indenture and this Note.
Interest on this Note will accrue from, and including, the immediately preceding Interest Payment Date to which interest has been paid or duly provided for (or from, and including, the Original Issue Date if no interest has been paid or duly provided for) to, but excluding, the applicable Interest Payment Date or the Maturity Date, as the case may be (each, an “Interest Period”). The interest so payable, and punctually paid or duly provided for, on any Interest Payment Date will, subject to certain exceptions described herein, be paid to the person in whose name this Note (or one or more predecessor Notes, as defined on the reverse hereof) is registered at the close of business on the fifteenth calendar day (whether or not a Business Day, as defined below) immediately preceding such Interest Payment Date (the “Record Date”); provided, however, that interest payable on the Maturity Date will be payable to the person to whom the principal hereof and premium, if any, hereon shall be payable. Any such interest not so punctually paid or duly provided for on any Interest Payment Date other than the Maturity Date (“Defaulted Interest”) shall forthwith cease to be payable to the Holder on the close of business on any Record Date and, instead, shall be paid to the person in whose name this Note is registered at the close of business on a special record date (the “Special Record Date”) for the payment of such Defaulted Interest to be fixed by the Trustee hereinafter referred to, notice whereof shall be given to the Holder of this Note by the Trustee not less than 10 calendar days prior to such Special Record Date or may be paid at any time in any other lawful manner, all as more fully provided for in the Indenture.
Payment of principal, premium, if any, and interest in respect of this Note due on the Maturity Date will be made in immediately available funds upon presentation and surrender of this Note (and, with respect to any applicable repayment of this Note, upon delivery of instructions as contemplated on the reverse hereof) at the office or agency maintained by the Company for that purpose in the Borough of Manhattan, The City of New York, currently the corporate trust office of the Trustee located at 40 Broad Street, 5th Floor, New York, New York 10004, or at such other paying agency in the Borough of Manhattan, The City of New York, as the Company may determine; provided, however, that if the Specified Currency (as defined below) is other than United States dollars and such payment is to be made in the Specified Currency in accordance with the provisions set forth below, such payment will be made by wire transfer of immediately available funds to an account with a bank designated by the Holder hereof at least 15 calendar days prior to the Maturity Date, provided that such bank has appropriate facilities therefor and that this Note is presented and surrendered and, if applicable, instructions are delivered at the aforementioned office or agency maintained by the Company in time for the Trustee to make such payment in such funds in accordance with its normal procedures. Payment of interest due on any Interest Payment Date other than the Maturity Date will be made at the aforementioned office or agency maintained by the Company or, at the option of the Company, by check mailed to the address of the person entitled thereto as such address shall appear in the Security Register maintained by the Trustee; provided, however, that a Holder of U.S.$10,000,000 (or, if the Specified Currency is other than United States dollars, the equivalent thereof in the Specified Currency) or more in aggregate principal amount of Notes (whether having identical or different terms and provisions) will be entitled to receive interest payments on such Interest Payment Date by wire transfer of immediately available funds if such Holder has delivered appropriate wire transfer instructions in writing to the Trustee not less than 15 calendar days prior to such Interest Payment Date. Any such wire transfer instructions received by the Trustee shall remain in effect until revoked by such Holder.
If any Interest Payment Date or the Maturity Date falls on a day that is not a Business Day, the required payment of principal, premium, if any, and/or interest shall be made on the next succeeding Business Day with the same force and effect as if made on the date such payment was due, and no interest shall accrue with respect to such payment for the period from and after such Interest Payment Date or the Maturity Date, as the case may be, to the date of such payment on the next succeeding Business Day.
As used herein, “Business Day” means any day, other than a Saturday or Sunday, that is neither a legal holiday nor a day on which commercial banks are authorized or required by law, regulation or executive order to close in The City of New York; provided, however, that if the Specified Currency is other than United States dollars, such day must also not be a day on which commercial banks are authorized or required by law, regulation or executive order to close in the

Principal Financial Center (as defined below) of the country issuing the Specified Currency (or, if the Specified Currency is Euro, such day must also be a day on which the Trans-European Automated Real-Time Gross Settlement Express Transfer (TARGET) System is open). “Principal Financial Center” means the capital city of the country issuing the Specified Currency, except that with respect to United States dollars, Australian dollars, Canadian dollars, Euros, South African rands and Swiss francs, the “Principal Financial Center” shall be The City of New York, Sydney, Toronto, Johannesburg and Zurich, respectively.
The Company is obligated to make payment of principal, premium, if any, and interest in respect of this Note in the currency in which this Note is denominated above (or, if such currency is not at the time of such payment legal tender for the payment of public and private debts in the country issuing such currency or, if such currency is Euro, in the member states of the European Union that have adopted the single currency in accordance with the Treaty establishing the European Community, as amended by the Treaty on European Union, then the currency which is at the time of such payment legal tender in the related country or in the adopting member states of the European Union, as the case may be) (the “Specified Currency”). If the Specified Currency is other than United States dollars, except as otherwise provided below, any such amounts so payable by the Company will be converted by the Exchange Rate Agent specified above into United States dollars for payment to the Holder of this Note.
Any United States dollar amount to be received by the Holder of this Note will be based on the highest bid quotation in The City of New York received by the Exchange Rate Agent at approximately 11:00 A.M., New York City time, on the second Business Day preceding the applicable payment date from three recognized foreign exchange dealers (one of whom may be the Exchange Rate Agent) selected by the Exchange Rate Agent and approved by the Company for the purchase by the quoting dealer of the Specified Currency for United States dollars for settlement on such payment date in the aggregate amount of the Specified Currency payable to all Holders of Notes scheduled to receive United States dollar payments and at which the applicable dealer commits to execute a contract. All currency exchange costs will be borne by the Holder of this Note by deductions from such payments. If three such bid quotations are not available, payments on this Note will be made in the Specified Currency.
If the Specified Currency is other than United States dollars, the Holder of this Note may elect to receive all or a specified portion of any payment of principal,

premium, if any, and/or interest, if any, in respect of this Note in the Specified Currency by submitting a written request for such payment to the Trustee at its corporate trust office in The City of New York on or prior to the applicable Record Date or at least 15 calendar days prior to the Maturity Date, as the case may be. Such written request may be mailed or hand delivered or sent by cable, telex or other form of facsimile transmission. The Holder of this Note may elect to receive all or a specified portion of all future payments in the Specified Currency in respect of such principal, premium, if any, and/or interest, if any, and need not file a separate election for each payment. Such election will remain in effect until revoked by written notice delivered to the Trustee, but written notice of any such revocation must be received by the Trustee on or prior to the applicable Record Date or at least 15 calendar days prior to the Maturity Date, as the case may be.
If the Specified Currency is other than United States dollars and the Holder of this Note shall have duly made an election to receive all or a specified portion of any payment of principal, premium, if any, and/or interest, if any, in respect of this Note in the Specified Currency, but the Specified Currency is not available due to the imposition of exchange controls or other circumstances beyond the control of the Company, the Company will be entitled to satisfy its obligations to the Holder of this Note by making such payment in United States dollars on the basis of the Market Exchange Rate (as defined below) determined by the Exchange Rate Agent on the second Business Day prior to such payment date or, if such Market Exchange Rate is not then available, on the basis of the most recently available Market Exchange Rate. The “Market Exchange Rate” for the Specified Currency other than United States dollars means the noon dollar buying rate in The City of New York for cable transfers for the Specified Currency as certified for customs purposes (or, if not so certified, as otherwise determined) by the Federal Reserve Bank of New York. Any payment made in United States dollars under such circumstances shall not constitute an Event of Default (as defined in the Indenture).
All determinations referred to above made by the Exchange Rate Agent shall be at its sole discretion and shall, in the absence of manifest error, be conclusive for all purposes and binding on the Holder of this Note.
The Company agrees to indemnify the Holder of any Note against any loss incurred by such Holder as a result of any judgment or order being given or made against the Company for any amount due hereunder and such judgment or order requiring payment in a currency (the “Judgment Currency”) other than the Specified Currency, and as a result of any variation between (i) the rate of exchange at which the Specified Currency amount is converted into the Judgment Currency for the purpose of such judgment or order, and (ii) the rate of exchange at which such Holder, on the date of payment of such judgment or order, is able to purchase the Specified Currency with the amount of the Judgment Currency actually received by such Holder, as the case may be. The foregoing indemnity constitutes a separate and independent obligation of the Company and continues in full force and effect notwithstanding any such judgment or order as aforesaid. The term “rate of exchange” includes any premiums and costs of exchange payable in connection with the purchase of, or conversion into, the relevant currency.
Reference is hereby made to the further provisions of this Note set forth on the reverse hereof and, if so specified on the face hereof, in an Addendum hereto, which further provisions shall have the same force and effect as if set forth on the face hereof.
Notwithstanding the foregoing, if an Addendum is attached hereto or “Other/Additional Provisions” apply to this Note as specified above, this Note shall be subject to the terms set forth in such Addendum or such “Other/Additional Provisions”.
Unless the Certificate of Authentication hereon has been executed by the Trustee by manual signature, this Note shall not be entitled to any benefit under the Indenture or be valid or obligatory for any purpose.

IN WITNESS WHEREOF, UDR, Inc. has caused this Note to be duly executed by one of its duly authorized officers.
UDR, Inc.
a Maryland corporation

By:    /s/ Thomas M. Herzog
Name: Thomas M. Herzog
Title: Senior Vice President and Chief Financial Officer

ATTEST:

By:	/s/ Leslie E. Green
Name: Leslie E. Green
Title: Assistant Secretary

Dated: September 26, 2013

TRUSTEE’S CERTIFICATE OF AUTHENTICATION:

This is one of the Debt Securities of
the series designated therein referred
to in the within-mentioned Indenture.

U.S. BANK NATIONAL ASSOCIATION,
as Trustee

By:	/s/ K. Wendy Kumar Authentication Date: September 26, 2013
Authorized Signatory

[REVERSE OF NOTE]

UDR, INC.

MEDIUM-TERM NOTE, SERIES A
DUE NINE MONTHS OR MORE FROM DATE OF ISSUE, FULLY AND
UNCONDITIONALLY GUARANTEED BY UNITED DOMINION REALTY, L.P.
(Fixed Rate)

This Note is one of a duly authorized series of Debt Securities (the “Debt Securities”) of the Company issued and to be issued under an Indenture, dated as of November 1, 1995, as amended, modified or supplemented from time to time (the “Indenture”), between the Company (successor by merger to UDR, Inc., a Virginia corporation) and U.S. Bank National Association, successor trustee to Wachovia Bank, National Association, (formerly known as First Union National Bank of Virginia) as trustee (the “Trustee”, which term includes any successor trustee under the Indenture), to which Indenture and all indentures supplemental thereto reference is hereby made for a statement of the respective rights, limitations of rights, duties and immunities thereunder of the Company, the Trustee and the Holders of the Debt Securities, and of the terms upon which the Debt Securities are, and are to be, authenticated and delivered. This Note is one of the series of Debt Securities designated as “Medium-Term Notes, Series A Due Nine Months or More From Date of Issue, Fully and Unconditionally Guaranteed by United Dominion Realty, L.P.” (the “Notes”). All terms used but not defined in this Note or in an Addendum hereto shall have the meanings assigned to such terms in the Indenture or on the face hereof, as the case may be.
United Dominion Realty, L.P., a Delaware limited partnership (the “Operating Partnership”) as primary obligor and not merely as surety, hereby irrevocably and unconditionally guarantees to the Holder and to the Trustee and their successors and assigns (a) the full and punctual payment when due, whether at the Maturity Date, by acceleration or otherwise, of all obligations of the Company now or hereafter existing under the Indenture whether for principal of or interest on the Notes (and premium and Make-Whole Amount, if applicable) and all other monetary obligations of the Company under the Indenture and the Notes and (b) the full and punctual performance within the applicable grace periods of all other obligations of the Company under the Indenture and the Notes (all such obligations guaranteed hereby by the Operating Partnership being the “Guarantee”). The Holder of this Note may enforce its rights under the Guarantee directly against the Operating Partnership without first making a demand or taking action against the Company or any other person or entity. The Operating Partnership may, without the consent of the Holder of this Note, assume all of the Company’s rights and obligations under this Note and, upon such assumption, the Company will be released from its liabilities under the Indenture and this Note.
This Note is issuable only in registered form without coupons in minimum denominations of U.S. $1,000 and integral multiples thereof or other Authorized Denomination specified on the face hereof.

This Note will not be subject to any sinking fund and, unless otherwise specified on the face hereof in accordance with the provisions of the following two paragraphs, will not be redeemable or repayable prior to the Stated Maturity Date.
This Note will be subject to redemption at the option of the Company on any date on or after the Initial Redemption Date, if any, specified on the face hereof, in whole or from time to time in part in increments of U.S. $1,000 or other integral multiple of an Authorized Denomination (provided that any remaining principal amount hereof shall be at least U.S. $1,000 or such other minimum Authorized Denomination), at the Redemption Price (as defined below), together with unpaid interest accrued thereon to the date fixed for redemption (the “Redemption Date”), on written notice given to the Holder hereof (in accordance with the provisions of the Indenture) not more than 60 nor less than 30 calendar days prior to the Redemption Date. The “Redemption Price” shall be an amount equal to the Initial Redemption Percentage specified on the face hereof (as adjusted by the Annual Redemption Percentage Reduction, if any, specified on the face hereof) multiplied by the unpaid principal amount of this Note to be redeemed. The Initial Redemption Percentage, if any, shall decline at each anniversary of the Initial Redemption Date by the Annual Redemption Percentage Reduction, if any, until the Redemption Price is 100% of unpaid principal amount to be redeemed. In the event of redemption of this Note in part only, a new Note of like tenor for the unredeemed portion hereof and otherwise having the same terms and provisions as this Note shall be issued by the Company in the name of the Holder hereof upon the presentation and surrender hereof.
This Note will be subject to repayment by the Company at the option of the Holder hereof on the Optional Repayment Date(s), if any, specified on the face hereof, in whole or in part in increments of U.S. $1,000 or other integral multiple of an Authorized Denomination (provided that any remaining principal amount hereof shall be at least U.S. $1,000 or such other minimum Authorized Denomination), at a repayment price equal to 100% of the unpaid principal amount to be repaid, together with unpaid interest accrued thereon to the date fixed for repayment (the “Repayment Date”). For this Note to be repaid, the Trustee must receive at its corporate trust office in the Borough of Manhattan, The City of New York, not more than 60 nor less than 30 calendar days prior to the Repayment Date, such Note and instructions to such effect forwarded by the Holder hereof. Exercise of such repayment option by the Holder hereof shall be irrevocable. In the event of repayment of this Note in part only, a new Note of like tenor for the unrepaid portion hereof and otherwise having the same terms and provisions as this Note shall be issued by the Company in the name of the Holder hereof upon the presentation and surrender hereof.
If this Note is specified on the face hereof to be a Discount Note, the amount payable to the Holder of this Note in the event of redemption, repayment or acceleration of maturity will be equal to the sum of (1) the Issue Price specified on the face hereof (increased by any accruals of the Discount, as defined below) and, in the event of any redemption of this Note (if applicable), multiplied by the Initial Redemption Percentage (as adjusted by the Annual Redemption Percentage Reduction, if applicable) and (2) any unpaid interest accrued thereon to the Redemption Date, Repayment Date or date of acceleration of maturity, as the case may be. The difference between the Issue Price and 100% of the principal amount of this Note is referred to herein as the “Discount”.

For purposes of determining the amount of Discount that has accrued as of any Redemption Date, Repayment Date or date of acceleration of maturity of this Note, such Discount will be accrued so as to cause the yield on the Note to be constant. The constant yield will be calculated using a 30-day month, 360-day year convention, a compounding period that, except for the Initial Period (as defined below), corresponds to the shortest period between Interest Payment Dates (with ratable accruals within a compounding period) and an assumption that the maturity of this Note will not be accelerated. If the period from the Original Issue Date to the initial Interest Payment Date (the “Initial Period”) is shorter than the compounding period for this Note, a proportionate amount of the yield for an entire compounding period will be accrued. If the Initial Period is longer than the compounding period, then such period will be divided into a regular compounding period and a short period, with the short period being treated as provided in the preceding sentence.
The covenants set forth in Section 1004(a) and Section 1007 of the Indenture shall not apply to this Note, and the following covenants shall instead apply to this Note in place of the covenants set forth in Section 1004(a) and Section 1007 of the Indenture:
“The Trust will, and will cause the Subsidiaries to, have at all times Total Unencumbered Assets of not less than 150% of the aggregate principal amount of all of the Trust’s outstanding Unsecured Debt and the outstanding Unsecured Debt of the Subsidiaries, determined on a consolidated basis in accordance with GAAP.
The Trust will not, and will not permit any Subsidiary to, incur any Debt if, immediately after giving effect to the incurrence of such additional Debt and the application of the proceeds thereof, the aggregate principal amount of all outstanding Debt of the Trust and its Subsidiaries on a consolidated basis determined in accordance with GAAP is greater than 65% of the sum of (without duplication) (i) the Trust’s Total Assets as of the end of the calendar quarter covered in the Trust’s Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as the case may be, most recently filed with the Commission (or, if such filing is not permitted under the Exchange Act, with the Trustee) prior to the incurrence of such additional Debt and (ii) the purchase price of any real estate assets or mortgages receivable acquired, and the amount of any securities offering proceeds received (to the extent such proceeds were not used to acquire real estate assets or mortgages receivable or used to reduce Debt), by the Trust or any Subsidiary since the end of such calendar quarter, including those proceeds obtained in connection with the incurrence of such additional Debt.
‘Total Unencumbered Assets’ means the sum of, without duplication, those Undepreciated Real Estate Assets which are not subject to a lien securing Debt and all other assets, excluding accounts receivable and intangibles, of the Trust and the Subsidiaries not subject to a lien securing Debt, all determined on a consolidated basis in accordance with GAAP; provided, however, that all investments by the Trust and the Subsidiaries in unconsolidated joint ventures, unconsolidated limited partnerships, unconsolidated limited liability companies and other unconsolidated entities shall be excluded from Total Unencumbered Assets to the extent that such investments would have otherwise been included.”
If an Event of Default shall occur and be continuing, the principal of the Notes may, and in certain cases shall, be accelerated in the manner and with the effect provided in the Indenture.
The Indenture contains provisions for defeasance of (i) the entire indebtedness of the Notes or (ii) certain covenants and Events of Default with respect to the Notes, in each case upon compliance with certain conditions set forth therein, which provisions apply to the Notes.
The Indenture permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the Company and the rights of the Holders of the Debt Securities at any time by the Company and the Trustee with the consent of the Holders of a majority of the aggregate principal amount of all Debt Securities at the time outstanding and affected thereby. The Indenture also contains provisions permitting the Holders of a majority of the aggregate principal amount of the outstanding Debt Securities of any series, on behalf of the Holders of all such Debt Securities, to waive compliance by the Company with certain provisions of the Indenture. Furthermore, provisions in the Indenture permit the Holders of a majority of the aggregate principal amount of the outstanding Debt Securities of any series, in certain instances, to waive, on behalf of all of the Holders of Debt Securities of such series, certain past defaults under the Indenture and their consequences. Any such consent or waiver by the Holder of this Note shall be conclusive and binding upon such Holder and upon all future Holders of this Note and other Notes issued upon the registration of transfer hereof or in exchange heretofore or in lieu hereof, whether or not notation of such consent or waiver is made upon this Note.
No reference herein to the Indenture and no provision of this Note or of the Indenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay principal, premium, if any, and interest in respect of this Note at the times, places and rate or formula, and in the coin or currency, herein prescribed.
As provided in the Indenture and subject to certain limitations therein and herein set forth, the transfer of this Note is registrable in the Security Register of the Company upon surrender of this Note for registration of transfer at the office or agency of the Company in any place where the principal hereof and any premium or interest hereon are payable, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Company and the Security Registrar duly executed by, the Holder hereof or by his attorney duly authorized in writing, and thereupon one or more new Notes having the same terms and provisions, of Authorized Denominations and for the same aggregate principal amount, will be issued by the Company to the designated transferee or transferees.
As provided in the Indenture and subject to certain limitations therein and herein set forth, this Note is exchangeable for a like aggregate principal amount of Notes of different Authorized Denominations but otherwise having the same terms and provisions, as requested by the Holder hereof surrendering the same.

No service charge shall be made for any such registration of transfer or exchange, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge payable in connection therewith.
Prior to due presentment of this Note for registration of transfer, the Company, the Trustee and any agent of the Company or the Trustee may treat the Holder as the owner hereof for all purposes, whether or not this Note be overdue, and neither the Company, the Trustee nor any such agent shall be affected by notice to the contrary, except as required by law.
THE INDENTURE AND THIS NOTE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE COMMONWEALTH OF VIRGINIA.

ABBREVIATIONS
The following abbreviations, when used in the inscription on the face of this Note, shall be construed as though they were written out in full according to applicable laws or regulations:

TEN COM	- as tenants in common	UNIF GIFT MIN ACT	- ______ Custodian ______
TEN ENT	- as tenants by the entireties		(Cust) (Minor) under Uniform Gifts to Minors Act _________________ (State)
JT TEN	- as joint tenants with right of survivorship and not as tenants in common

Additional abbreviations may also be used though not in the above list.
_______________________________

ASSIGNMENT

FOR VALUE RECEIVED, the undersigned hereby sell(s), assign(s) and transfer(s) unto

PLEASE INSERT SOCIAL SECURITY
OR OTHER
IDENTIFYING NUMBER OF ASSIGNEE

(Please print or typewrite name and address including postal zip code of assignee)
this Note and all rights thereunder hereby irrevocably constituting and appointing
Attorney to transfer this Note on the books of the Company, with full power of substitution in the premises.

Dated:    _________________    ____________________________________
_________________    ____________________________________
Notice: The signature(s) on this
Assignment must correspond with the
name(s) as written upon the face of this
Note in every particular, without
alteration or enlargement or any change
whatsoever.

UDR, INC.

ADDENDUM TO MEDIUM-TERM NOTE
(Fixed Rate)

The Company may redeem all or part of this Note at any time at its option at a redemption price equal the greater of (1) the principal amount of this Note being redeemed plus accrued and unpaid interest to the redemption date or (2) the Make-Whole Amount for the principal amount of this Note being redeemed. If this Note is redeemed on or after 90 days prior to the maturity date, the redemption price will equal the principal amount of this Note being redeemed plus accrued and unpaid interest to the redemption date.
“Make-Whole Amount” means, as determined by the Quotation Agent, the sum of the present values of the principal amount of this Note to be redeemed, together with the scheduled payments of interest (exclusive of interest to the redemption date) from the redemption date to the maturity date of this Note being redeemed, in each case discounted to the redemption date on a semi-annual basis, assuming a 360-day year consisting of twelve 30-day months, at the Adjusted Treasury Rate, plus accrued and unpaid interest on the principal amount of this Note being redeemed to the redemption date.
“Adjusted Treasury Rate” means, with respect to any redemption date, the sum of (x) either (1) the yield for the maturity corresponding to the Comparable Treasury Issue, under the heading that represents the average for the immediately preceding week, appearing in the most recent published statistical release designated “H.15 (519)” or any successor publication that is published weekly by the Board of Governors of the Federal Reserve System and that establishes yields on actively traded United States Treasury securities adjusted to constant maturity under the caption “Treasury Constant Maturities” (provided, if no maturity is within three months before or after the remaining term of this Note, yields for the two published maturities most closely corresponding to the Comparable Treasury Issue shall be determined and the Adjusted Treasury Rate shall be interpolated or extrapolated from such yields on a straight line basis, rounded to the nearest month) or (2) if such release (or any successor release) is not published during the week preceding the calculation date or does not contain such yields, the rate per year equal to the semi-annual equivalent yield to maturity of the Comparable Treasury Issue, calculated using a price for the Comparable Treasury Issue (expressed as a percentage of its principal amount) equal to the Comparable Treasury Price for such redemption date, in each case calculated on the third business day preceding the redemption date, and (y) 0.45%.
“Comparable Treasury Issue” means the United States Treasury security selected by the Quotation Agent as having a maturity comparable to the remaining term from the redemption date to the maturity date of this Note that would be utilized, at the time of selection and in accordance with customary financial practice, in pricing new issues of corporate debt securities of comparable maturity to the remaining term of this Note.
“Comparable Treasury Price” means, with respect to any redemption date, (x) the average of three Reference Treasury Dealer Quotations for such redemption date, after excluding the highest and lowest Reference Treasury Dealer Quotations so obtained or (y) if fewer than five Reference Treasury Dealer Quotations are so obtained, the average of all such Reference Treasury Dealer Quotations so obtained.

“Quotation Agent” means the Reference Treasury Dealer selected by the indenture trustee after consultation with the Company.
“Reference Treasury Dealer” means any of J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, Mitsubishi UFJ Securities (USA), Inc., U.S. Bancorp Investments, Inc., their respective successors and assigns and one other nationally recognized investment banking firm selected by the Company that is a primary U.S. Government securities dealer.
“Reference Treasury Dealer Quotations” means, with respect to each Reference Treasury Dealer and any redemption date, the average, as determined by the indenture trustee, of the bid and asked prices for the Comparable Treasury Issue (expressed in each case as a percentage of its principal amount) quoted in writing to the indenture trustee by such Reference Treasury Dealer at 5:00 p.m., New York City time, on the third business day preceding such redemption date.

Exhibit 10.22

March 1, 2013

To: UDR, Inc. Bank Group

Re:
Amendment to Credit Agreement dated as of October 25, 2011 (the “Credit Agreement”) among UDR, Inc. (“UDR”), the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (the “Administrative Agent”).

UDR has requested that Wells Fargo, as Administrative Agent, approve Fitch, Inc. as a Rating Agency under the Credit Agreement. Wells Fargo, as Administrative Agent, is supportive of this request.
In addition, UDR has asked the Lenders to amend the first paragraph of the definition of “Applicable Margin” so that it reads as follows:
“Applicable Margin” means the percentage rate set forth in the table below corresponding to the level (each a “Level”) into which the Borrower's Credit Rating then falls. As of the Agreement Date, the Applicable Margin is determined based on Level 31 Any change in the Borrower's Credit Rating which would cause it to move to a different Level shall be effective as of the first day of the first calendar month immediately following receipt by the Administrative Agent of written notice delivered by the Borrower in accordance with Section 8.4.(k) that the Borrower's Credit Rating has changed; provided, however, if the Borrower has not delivered the notice required by such Section but the Administrative Agent becomes aware that the Borrower's Credit Rating has changed, then the Administrative Agent may, in its sole discretion, adjust the Level effective as of the first day of the first calendar month following the date the Administrative Agent becomes aware that the Borrower's Credit Rating has changed. During any period for which the Borrower has received three Credit Ratings which are not equivalent, the Applicable Margin will be determined by (a) the highest Credit Rating if they differ by only one Level and (b) the average of the two highest Credit Ratings if they differ by two or more Levels (unless the average is not a recognized Level, in which case the Applicable Margin will be based on the Level corresponding to the second highest Credit Rating). During any period for which the Borrower has received only two Credit Ratings and such Credit Ratings are not equivalent, the Applicable Margin will be determined by (i) the highest Credit Rating if they differ by only one Level and (ii) the median of the two Credit Ratings if they differ by two or more Levels (unless the median is not a recognized Level, in which case the Applicable Margin will be based on the Credit Rating one Level below the Level corresponding to the higher Credit Rating). During any period for which the Borrower has received a Credit Rating from only one Rating Agency, the Applicable Margin shall be determined based on such Credit Rating so long as such Credit Rating is from either S&P or Moody's. During any period that the Borrower has (x) not received a Credit Rating from any Rating Agency or (x) received a Credit Rating from only one Rating Agency that is neither S&P or Moody's, the Applicable Margin shall be determined based on Levels. The provisions of this definition shall be subject to Section 2.5.(c).
Wells Fargo, as Administrative Agent and Lender, is supportive of UDR's request to amend the definition of “Applicable Margin” as set forth above and recommends each Lender agree to the requested amendment. To signify agreement to the requested amendment, a Lender should complete and execute the signature block on the following page of this letter agreement and send a pdf of the executed letter agreement by e-mail to Paul Cushing (paul.cushing@alston.com) by no later than s:oo pm EST on Wednesday, March 13, 2013.
If you have any questions of a business nature, please contact Amit Khimji at (704) 410-1150, or if you have questions of a legal nature please contact Paul Cushing at (404) 881-7578 at Alston & Bird.

Terms not defined herein that are defined in the Credit Agreement have the respective meanings given them in the Credit Agreement. This letter agreement may be executed in counterparts, and shall be governed by and construed in accordance with the laws of the State of New York.
Thank you for your consideration.
Sincerely,

WELLS FARGO BANK, NATIONAL ASSOCIATION, as Administrative Agent

By: /s/ Carl Skanderup
Name:    Carl Skanderup
Title:    Vice President

Agreed and accepted:

Wells Fargo Bank, NA.
[Type Name of Lender]

By: /s/ Carl Skanderup
Name:    Carl Skanderup
Title:    Vice President

Terms not defined herein that are defined in the Credit Agreement have the respective meanings given them in the Credit Agreement. This letter agreement may be executed in counterparts, and shall be governed by and construed in accordance with the laws of the State of New York.
Thank you for your consideration.
Sincerely,

WELLS FARGO BANK, NATIONAL ASSOCIATION, as Administrative Agent

By:
Name:
Title:

Agreed and accepted:

SunTrust Bank
[Type Name of Lender]

By: /s/ Gregory T. Horsfman
Name:    Gregory T. Horsfman
Title:    Senior Vice President

Terms not defined herein that are defined in the Credit Agreement have the respective meanings given them in the Credit Agreement. This letter agreement may be executed in counterparts, and shall be governed by and construed in accordance with the laws of the State of New York.
Thank you for your consideration.
Sincerely,

WELLS FARGO BANK, NATIONAL ASSOCIATION, as Administrative Agent

By:
Name:
Title:

Agreed and accepted:

Regions Bank
[Type Name of Lender]

By: /s/ Lori Chambers
Name:    Lori Chambers
Title:    Vice President

Terms not defined herein that are defined in the Credit Agreement have the respective meanings given them in the Credit Agreement. This letter agreement may be executed in counterparts, and shall be governed by and construed in accordance with the laws of the State of New York.
Thank you for your consideration.
Sincerely,

WELLS FARGO BANK, NATIONAL ASSOCIATION, as Administrative Agent

By:
Name:
Title:

Agreed and accepted:

Compass Bank

By: /s/ Brian Tuerff
Name:    Brian Tuerff
Title:    Senior Vice President

Terms not defined herein that are defined in the Credit Agreement have the respective meanings given them in the Credit Agreement. This letter agreement may be executed in counterparts, and shall be governed by and construed in accordance with the laws of the State of New York.
Thank you for your consideration.
Sincerely,

WELLS FARGO BANK, NATIONAL ASSOCIATION, as Administrative Agent

By:
Name:
Title:

Agreed and accepted:

Citibank, NA

By: /s/ John C. Rowland
Name:    John C. Rowland
Title:    Vice President

Terms not defined herein that are defined in the Credit Agreement have the respective meanings given them in the Credit Agreement. This letter agreement may be executed in counterparts, and shall be governed by and construed in accordance with the laws of the State of New York.
Thank you for your consideration.
Sincerely,

WELLS FARGO BANK, NATIONAL ASSOCIATION, as Administrative Agent

By:
Name:
Title:
Agreed and accepted:

Union Bank
[Type Name of Lender]

By: /s/ Warren H. Li
Name:    Warren H. Li
Title:    V.P.

Terms not defined herein that are defined in the Credit Agreement have the respective meanings given them in the Credit Agreement. This letter agreement may be executed in counterparts, and shall be governed by and construed in accordance with the laws of the State of New York.
Thank you for your consideration.
Sincerely,

WELLS FARGO BANK, NATIONAL ASSOCIATION, as Administrative Agent

By:
Name:
Title:

Agreed and accepted:

JP MORGAN CHASE BANK, N.A.

By: /s/ Kimberly Turner
Name:    Kimberly Turner
Title:    Executive Director

Terms not defined herein that are defined in the Credit Agreement have the respective meanings given them in the Credit Agreement. This letter agreement may be executed in counterparts, and shall be governed by and construed in accordance with the laws of the State of New York.
Thank you for your consideration.
Sincerely,

WELLS FARGO BANK, NATIONAL ASSOCIATION, as Administrative Agent

By:
Name:
Title:

Agreed and accepted:

Morgan Stanley Bank, N.A.

By: /s/ Nick Zangarl
Name:    Nick Zangarl
Title:    Authorized Signatory

Terms not defined herein that are defined in the Credit Agreement have the respective meanings given them in the Credit Agreement. This letter agreement may be executed in counterparts, and shall be governed by and construed in accordance with the laws of the State of New York.
Thank you for your consideration.
Sincerely,

WELLS FARGO BANK, NATIONAL ASSOCIATION, as Administrative Agent

By:
Name:
Title:

Agreed and accepted:

Bank of America, N.A.

By: /s/ Helen Chan
Name:    Helen Chan
Title:    Vice President

Terms not defined herein that are defined in the Credit Agreement have the respective meanings given them in the Credit Agreement. This letter agreement may be executed in counterparts, and shall be governed by and construed in accordance with the laws of the State of New York.
Thank you for your consideration.
Sincerely,

WELLS FARGO BANK, NATIONAL ASSOCIATION, as Administrative Agent

By:
Name:
Title:

Agreed and accepted:

Capital One, N.A.
[Type Name of Lender]

By: /s/ Frederick H. Denecke
Name:    Frederick H. Denecke
Title:    Vice President

Terms not defined herein that are defined in the Credit Agreement have the respective meanings given them in the Credit Agreement. This letter agreement may be executed in counterparts, and shall be governed by and construed in accordance with the laws of the State of New York.
Thank you for your consideration.

Sincerely,

WELLS FARGO BANK, NATIONAL ASSOCIATION, as Administrative Agent

By:
Name:
Title:

Agreed and accepted:

PNC BANK, NATIONAL ASSOCIATION

By: /s/ James A. Harmann
Name:    James A. Harmann
Title:    Senior Vice President

Terms not defined herein that are defined in the Credit Agreement have the respective meanings given them in the Credit Agreement. This letter agreement may be executed in counterparts, and shall be governed by and construed in accordance with the laws of the State of New York.
Thank you for your consideration.

Sincerely,

WELLS FARGO BANK, NATIONAL ASSOCIATION, as Administrative Agent

By:
Name:
Title:

Agreed and accepted:

U.S. Bank
[Type Name of Lender]

By: /s/ Andrew Hyde
Name:    Andrew Hyde
Title:    Vice President

Terms not defined herein that are defined in the Credit Agreement have the respective meanings given them in the Credit Agreement. This letter agreement may be executed in counterparts, and shall be governed by and construed in accordance with the laws of the State of New York.
Thank you for your consideration.

Sincerely,

WELLS FARGO BANK, NATIONAL ASSOCIATION, as Administrative Agent

By:
Name:
Title:

Agreed and accepted:

Credit Suisse AG,
CAYMAN ISLANDS BRANCH
[Type Name of Lender]

By: /s/ Mikhail Faybusovich        By: /s/ Tyler R. Smith
Name:    Mikhail Faybusovich        Name:    Tyler R. Smith
Title:    Director                Title:     Associate

Terms not defined herein that are defined in the Credit Agreement have the respective meanings given them in the Credit Agreement. This letter agreement may be executed in counterparts, and shall be governed by and construed in accordance with the laws of the State of New York.
Thank you for your consideration.

Sincerely,

WELLS FARGO BANK, NATIONAL ASSOCIATION, as Administrative Agent

By:
Name:
Title:

Agreed and accepted:

BRANCH BANKING AND TRUST COMPANY
[Type Name of Lender]

By: /s/ Steve Whitcomb
Name:    Steve Whitcomb
Title:    Senior Vice President

Exhibit 10.24

March 4, 2013
To:    UDR, Inc. Bank Group

Re:
Amendment to Term Loan Agreement dated as of December 29, 2010 (the “Loan Agreement”) among UDR, Inc. (“UDR”), the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (the “Administrative Agent”).

UDR has requested that Wells Fargo, as Administrative Agent, approve Fitch, Inc. as a Rating Agency under the Credit Agreement. Wells Fargo, as Administrative Agent, is supportive of this request.
In addition, UDR has asked the Lenders to amend the first paragraph of the definition of “Applicable Margin” so that it reads as follows:
“Applicable Margin” means the percentage per annum determined, at any time, based on the range into which the Borrower's Credit Rating then falls, in accordance with the levels in the table set forth below (each a “Level”). Any change in the Borrower's Credit Rating which would cause it to move to a different Level shall be effective as of the first day of the first calendar month immediately following receipt by the Agent of written notice delivered by the Borrower in accordance with Section 8-4.(m) that the Borrower's Credit Rating has changed; provided, however, if the Borrower has not delivered the notice required by such Section but the Agent becomes aware that the Borrower's Credit Rating has changed, then the Agent may, in its sole discretion, adjust the Level effective as of the first day of the first calendar month following the date the Agent becomes aware that the Borrower's Credit Rating has changed. During any period for which the Borrower has received three Credit Ratings which are not equivalent, the Applicable Margin be determined by (a) the highest Credit Rating if they differ by only one Level and (b) the average of the two highest Credit Ratings if they differ by two or more Levels (unless the average is not a recognized Level, in which case the Applicable Margin will be based on the Level corresponding to the second highest Credit Rating). During any period for which the Borrower has received only two Credit Ratings and such Credit Ratings are not equivalent, the Applicable Margin will be determined by (i) the highest Credit Rating if they differ by only one Level and (ii) the median of the two Credit Ratings if they differ by two or more Levels (unless the median is not a recognized Level, in which case the Applicable Margin will be based on the Credit Rating one Level below the Level corresponding to the higher Credit Rating). During any period for which the Borrower has received a Credit Rating from only one Rating Agency, the Applicable Margin shall be determined based on such Credit Rating so long as such Credit Rating is from either S&P or Moody's. During any period that the Borrower has (x) not received a Credit Rating from any Rating Agency or (y) received a Credit Rating from only one Rating Agency that is neither S&P or Moody's, the Applicable Margin shall be determined based on Level 4.
Wells Fargo, as Administrative Agent and Lender, is supportive of UDR's request to amend the definition of “Applicable Margin” as set forth above and recommends each Lender agree to the requested amendment. To signify agreement to the requested amendment, a Lender should complete and execute the signature block on the following page of this letter agreement and send a pdf of the executed letter agreement by e-mail to Paul Cushing (paul.cushing@alston.com) by no later than s:oo pm EST on Wednesday, March 13, 2013
If you have any questions of a business nature, please contact Amit Khimji at (704) 410-1150, or if you have questions of a legal nature please contact Paul Cushing at (404) 881-7578 at Alston & Bird.

Terms not defined herein that are defined in the Loan Agreement have the respective meanings given them in the Loan Agreement. This letter agreement may be executed in counterparts, and shall be governed by and construed in accordance with the laws of the State of New York.
Thank you for your consideration.
Sincerely,

WELLS FARGO BANK, NATIONAL ASSOCIATION, as Administrative Agent

By: /s/ Carl Skanderup
Name:    Carl Skanderup
Title:    Vice President

Agreed and accepted:

Wells Fargo Bank, NA.
[Type Name of Lender]

By: /s/ Carl Skanderup
Name:    Carl Skanderup
Title:    Vice President

Terms not defined herein that are defined in the Loan Agreement have the respective meanings given them in the Loan Agreement. This letter agreement may be executed in counterparts, and shall be governed by and construed in accordance with the laws of the State of New York.
Thank you for your consideration.
Sincerely,

WELLS FARGO BANK, NATIONAL ASSOCIATION, as Administrative Agent

By:
Name:
Title:

Agreed and accepted:

Compass Bank

By: /s/ Brian Tuerff
Name:    Brian Tuerff
Title:    Senior Vice President

Terms not defined herein that are defined in the Loan Agreement have the respective meanings given them in the Loan Agreement. This letter agreement may be executed in counterparts, and shall be governed by and construed in accordance with the laws of the State of New York.
Thank you for your consideration.
Sincerely,

WELLS FARGO BANK, NATIONAL ASSOCIATION, as Administrative Agent

By:
Name:
Title:

Agreed and accepted:

Citicorp North America, Inc.

By: /s/ John C. Rowland
Name:    John C. Rowland
Title:    Vice President

Terms not defined herein that are defined in the Loan Agreement have the respective meanings given them in the Loan Agreement. This letter agreement may be executed in counterparts, and shall be governed by and construed in accordance with the laws of the State of New York.
Thank you for your consideration.
Sincerely,

WELLS FARGO BANK, NATIONAL ASSOCIATION, as Administrative Agent

By:
Name:
Title:

Agreed and accepted:

Union Bank

By: /s/ Warren H. Li
Name:    Warren H. Li
Title:    V.P.

Terms not defined herein that are defined in the Loan Agreement have the respective meanings given them in the Loan Agreement. This letter agreement may be executed in counterparts, and shall be governed by and construed in accordance with the laws of the State of New York.
Thank you for your consideration.
Sincerely,

WELLS FARGO BANK, NATIONAL ASSOCIATION, as Administrative Agent

By:
Name:
Title:

Agreed and accepted:

Capital One, N.A.

By: /s/ Frederick H. Denecke
Name:    Frederick H. Denecke
Title:    Vice President

Terms not defined herein that are defined in the Loan Agreement have the respective meanings given them in the Loan Agreement. This letter agreement may be executed in counterparts, and shall be governed by and construed in accordance with the laws of the State of New York.
Thank you for your consideration.
Sincerely,

WELLS FARGO BANK, NATIONAL ASSOCIATION, as Administrative Agent

By:
Name:
Title:
Agreed and accepted:

PNC BANK, NATIONAL ASSOCIATION

By: /s/ James A. Harmann
Name:    James A. Harmann
Title:    Senior Vice President

Terms not defined herein that are defined in the Loan Agreement have the respective meanings given them in the Loan Agreement. This letter agreement may be executed in counterparts, and shall be governed by and construed in accordance with the laws of the State of New York.
Thank you for your consideration.
Sincerely,

WELLS FARGO BANK, NATIONAL ASSOCIATION, as Administrative Agent

By:
Name:
Title:

Agreed and accepted:

Regions Bank

By: /s/ Lori Chambers
Name:    Lori Chambers
Title:    Vice President

Terms not defined herein that are defined in the Loan Agreement have the respective meanings given them in the Loan Agreement. This letter agreement may be executed in counterparts, and shall be governed by and construed in accordance with the laws of the State of New York.
Thank you for your consideration.
Sincerely,

WELLS FARGO BANK, NATIONAL ASSOCIATION, as Administrative Agent

By:
Name:
Title:

Agreed and accepted:

U.S. Bank
[Type Name of Lender]

By: /s/ Andrew Hyde
Name:    Andrew Hyde
Title:    Vice President

Terms not defined herein that are defined in the Loan Agreement have the respective meanings given them in the Loan Agreement. This letter agreement may be executed in counterparts, and shall be governed by and construed in accordance with the laws of the State of New York.
Thank you for your consideration.
Sincerely,

WELLS FARGO BANK, NATIONAL ASSOCIATION, as Administrative Agent

By:
Name:
Title:

Agreed and accepted:

Bank of America, N.A.

By: /s/ Helen W. Chan
Name:    Helen W. Chan
Title:    Vice President

EXHIBIT 12.1

UDR, Inc.
Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
(Dollars in thousands)

	Years Ended December 31,
	2013		2012		2011		2010		2009
Earnings:
Income/(loss) from continuing operations	$2,340		$(46,305)		$(126,869)		$(121,117)		$(106,061)
Add (from continuing operations):
Interest on indebtedness (1)	125,905		139,069		151,764		142,254		139,298
Portion of rents representative of the interest factor	2,163		2,073		2,039		1,969		2,351
Total earnings	$130,408		$94,837		$26,934		$23,106		$35,588
Fixed charges and preferred stock dividends (from continuing operations):
Interest on indebtedness (1)	$125,905		$139,069		$151,764		$142,254		$139,298
Interest capitalized	29,384		26,368		12,979		12,505		16,929
Portion of rents representative of the interest factor	2,163		2,073		2,039		1,969		2,351
Fixed charges	$157,452		$167,510		$166,782		$156,728		$158,578

Add:
Preferred stock dividends	$3,724		$6,010		$9,311		$9,488		$10,912
Premium/(discount) on preferred stock redemption or repurchase, net	—		2,791		175		(25)		(2,586)
Combined fixed charges and preferred stock dividends	$161,176		$176,311		$176,268		$166,191		$166,904

Ratio of earnings to fixed charges	—	(2)	—	(2)	—	(2)	—	(2)	—	(2)
Ratio of earnings to combined fixed charges and preferred stock dividends	—	(3)	—	(3)	—	(3)	—	(3)	—	(3)
(1) Includes interest expense of consolidated subsidiaries, amortization of deferred loan costs, realized losses related to hedging activities and amortization of premiums and discounts related to indebtedness.

(2) The ratio was less than 1:1 for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 as earnings were inadequate to cover fixed charges by deficiencies of approximately $27.0 million, $72.7 million, $139.8 million, $133.6 million, and $123.0 million, respectively.

(3) The ratio was less than 1:1 for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 as earnings were inadequate to cover combined fixed charges and preferred stock dividends by deficiencies of approximately $30.8 million, $81.5 million, $149.3 million, $143.1 million and $131.3 million, respectively.

EXHIBIT 12.2

United Dominion Realty, L.P.
Computation of Ratio of Earnings to Fixed Charges
(Dollars in thousands)

	Years Ended December 31,
	2013	2012		2011		2010		2009
Earnings:
Income/(loss) from continuing operations	$32,766	$(13,309)		$(40,744)		$(30,937)		$(12,585)
Add from continuing operations:
Interest on indebtedness (1)	36,058	45,234		52,817		49,140		48,310
Portion of rents representative of the interest factor	1,705	1,665		1,627		1,564		1,543
Total earnings	$70,529	$33,590		$13,700		$19,767		$37,268
Fixed charges from continuing operations:
Interest on indebtedness (1)	$36,058	$45,234		$52,817		$49,140		$48,310
Interest capitalized	5,870	3,679		1,752		1,340		444
Portion of rents representative of the interest factor	1,705	1,665		1,627		1,564		1,543
Fixed charges	$43,633	$50,578		$56,196		$52,044		$50,297

Ratio of earnings to fixed charges	1.62	—	(2)	—	(2)	—	(2)	—	(2)
(1) Includes interest expense of consolidated subsidiaries, amortization of deferred loan costs, realized losses related to hedging activities and amortization of premiums and discounts related to indebtedness.

(2) The ratio was less than 1:1 for the years ended December 31, 2012, 2011, 2010, and 2009 as earnings were inadequate to cover fixed charges by deficiencies of approximately $17.0 million, $42.5 million, $32.3 million, and $13.0 million, respectively.

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

Subsidiary	State of Incorporation or Organization
1001 Properties, LLC*	Delaware
101 Colorado High-Rise, LP*	Delaware
101 Colorado Master Condominium Association, Inc.*	Texas
1020 Tower, GP LLC*	Delaware
1020 Tower, LP*	Delaware
10700 Wilshire, LLC*	Delaware
13th And Market Properties LLC	Delaware
20 Lambourne LLC	Delaware
24 Hundred Properties LLC*	Delaware
2000 Post Owners Association	Delaware
399 Fremont LLC*	Delaware
6104 Hollywood, LLC*	Delaware
AAC Funding II, Inc.	Delaware
AAC Funding III LLC**	Delaware
AAC Funding IV LLC**	California
AAC Funding IV, Inc.	Delaware
AAC Funding Partnership II**	Delaware
AAC Seattle I, Inc.	Delaware
AAC/FSC Crown Pointe Investors, LLC	Washington
AAC/FSC Hilltop Investors, LLC	Washington
AAC/FSC Seattle Properties, LLC**	Delaware
Acoma High-Rise, LP*	Delaware
Andover House LLC	Delaware
Andover Member 1 LLC	Delaware
Andover Member 2 LLC	Delaware
Apartments on Chestnut Limited Partnership*	Delaware
Ashton at Dublin Station, LLC*	Delaware
Ashwood Commons, L.L.C.	Washington
Ashwood Commons North LLC	Washington
ASR Investments Corporation	Maryland
Bella Terra Villas LLC	Delaware
Bellevue Plaza Development LLC	Delaware
Block R Master Condominium Association, Inc*	Texas
CMP-1, LLC	Delaware
Calvert’s Walk LLC	Delaware
Cedar Street High-Rise, L.P.*	Delaware
Circle Towers LLC**	Delaware
Coastal Monterey Properties LLC**	Delaware

Subsidiary	State of Incorporation or Organization
Columbus Square 775 LLC*	Delaware
Columbus Square 795 LLC*	Delaware
Columbus Square 801 LLC*	Delaware
Columbus Square 805 LLC*	Delaware
Columbus Square 808 LLC*	Delaware
Consolidated-Hampton, LLC	Maryland
Coronado South Apartments, L.P**	Delaware
DCO 1015 Grandview LP	Delaware
DCO 2400 14th Street LLC	Delaware
DCO 2919 Wilshire LLC	Delaware
DCO 3032 Wilshire LLC	Delaware
DCO 3033 Wilshire LLC	Delaware
DCO Addison at Brookhaven LP	Delaware
DCO Arbors at Lee Vista LLC	Delaware
DCO Beach Walk LLC	Delaware
DCO Bennett Development LP	Delaware
DCO Borgata LLC	Delaware
DCO Brookhaven Center LP	Delaware
DCO Caroline Development LLC	Delaware
DCO Clipper Pointe LP	Delaware
DCO College Park LLC	Delaware
DCO/CWP 2919 Wilshire LLC*	Delaware
DCO/CWP 3032 Wilshire LLC*	Delaware
DCO Fiori LLC	Delaware
DCO Garden Oaks LP	Delaware
DCO Glenwood Apartments GP LLC	Delaware
DCO Glenwood Apartments LP	Delaware
DCO Greenbrook Apartments LP	Delaware
DCO Greenhaven LP	Delaware
DCO Highlands LLC	Delaware
DCO Market LLC	Delaware
DCO Mission Bay LP	Delaware
DCO Option 2 LLC	Delaware
DCO Pine Avenue LP	Delaware
DCO Realty, Inc.	Delaware
DCO Realty LP LLC	Delaware
DCO Savoye LLC	Delaware
DCO Savoye 2 LLC	Delaware
DCO Springhaven LP	Delaware
DCO Stoughton LLC	Delaware
DCO Talisker LP	Delaware
Dominion Constant Friendship LLC	Delaware
Dominion Eden Brook LLC	Delaware
Dominion Kings Place LLC	Delaware

Subsidiary	State of Incorporation or Organization
Domus SPE General Partner, LLC*	Delaware
Eastern Residential, Inc.	Delaware
Easton Partners I, LP*	Delaware
FMP Member, Inc.	Delaware
Fiori LLC*	Delaware
Foxborough Lodge Limited Partnership*	Delaware
Garrison Harcourt Square LLC	Delaware
Governour’s Square of Columbus Co. Ltd**	Ohio
HPI 2161 Sutter LP	Delaware
HPI Option 2 LLC	Delaware
Hanover Square SPE LLC**	Delaware
Harding Park LP LLC	Delaware
Hawthorne Apartments LLC	Delaware
Heritage Communities LLC	Delaware
Icon Tower, LP*	Delaware
Inlet Bay at Gateway, LLC	Delaware
Inwood Development LLC**	Delaware
Jamestown of St. Matthews Limited Partnership**	Ohio
Jefferson at Marina del Rey, L.P.	Delaware
K/UDR Venture LLC*	Delaware
Kelvin and Jamboree Properties, LLC*	Delaware
L.A. Southpark High Rise, LP*	Delaware
La Jolla Wilshire, LLC*	Delaware
Lakeside Mill LLC	Delaware
Lenox Farms Limited Partnership*	Delaware
Lincoln TC II, L.P.	Delaware
Lodge at Ames Pond Limited Partnership*	Delaware
Lofts at Charles River Landing, LLC*	Delaware
Lofts on Miracle Mile, LP*	Delaware
LPC Millenia Place Apartments LLC	Delaware
MacAlpine Place Apartment Partners, Ltd**	Florida
Management Company Services, Inc.	Delaware
Ninety Five Wall Street LLC**	Delaware
Northbay Properties II, L.P**	California
Olive Way High-Rise LP*	Delaware
Pacific Los Alisos LLC	Delaware
Parker’s Landing Condominiums LLC	Delaware
Parker’s Landing Townhomes LLC	Delaware
Pine at Sixth Owners’ Association	California
Polo Park Apartments LLC**	Delaware
Portico Properties, LLC*	Delaware
RE3, Inc.	Delaware
Rancho Cucamonga Town Square Owners Association*	California
Savoye LLC*	Delaware
Saveoye 2 LLC*	Delaware

Subsidiary	State of Incorporation or Organization
Strata Properties, LLC*	Delaware
THC/UDR Domain College Park LLC	Delaware
THC/UDR Seaport Development Venture LLC	Delaware
The Commons of Columbia, Inc.	Virginia
The Domain Condominium Association, Inc.*	Texas
The Gallery At Bayport II Condominium Association, Inc.	Florida
Thomas Circle Properties LLC*	Delaware
Town Square Commons, LLC	District of Columbia
Towson Holdings, LLC*	Delaware
Towson Promenade, LLC*	Delaware
Trilon Townhouses, LLC	District of Columbia
TSTW LLC	Delaware
UDR 10 Hanover LLC**	Delaware
UDR 1818 Platinum LLC	Delaware
UDR Altamira Place LLC	Delaware
UDR Arborview Associates LLC	Delaware
UDR Aspen Creek, LLC	Virginia
UDR California GP, LLC**	Delaware
UDR California GP II, LLC	Delaware
UDR California Properties, LLC	Virginia
UDR Calvert, LLC**	Delaware
UDR Calvert’s Walk Associates Limited Partnership	Maryland
UDR Calverts Walk GP, LLC	Delaware
UDR Carlsbad Apartments, L.P**	Delaware
UDR Carriage Homes, LLC	Delaware
UDR Chelsea LLC	Delaware
UDR Crane Brook LLC**	Delaware
UDR Developers, Inc.	Virginia
UDR Domain Brewers Hill LLC	Delaware
UDR Foxglove Associates L.L.C**	Maryland
UDR Garrison Square LLC	Delaware
UDR Harbor Greens, L.P**	Delaware
UDR Holdings, LLC**	Virginia
UDR Huntington Vista, L.P**	Delaware
UDR Inwood LLC**	Delaware
UDR, Inc.	Maryland
UDR/K Venture Member LLC	Delaware
UDR Lakeline Villas LLC	Delaware
UDR Lakeside Mill, LLC**	Virginia
UDR Legacy at Mayland LLC	Delaware
UDR Lincoln at Towne Square LLC*	Delaware
UDR Lincoln at Towne Square II LLC*	Delaware
UDR Marina Pointe LLC	Delaware
UDR Maryland Properties, LLC**	Virginia

Subsidiary	State of Incorporation or Organization
UDR/MetLife G.P. LLC*	Delaware
UDR/MetLife GP II LLC*	Delaware
UDR/MetLife Master Limited Partnership*	Delaware
UDR/MetLife Master Limited Partnership II*	Delaware
UDR/ML Venture LLC	Delaware
UDR/ML Venture 2 LLC	Delaware
UDR Midlands Acquisition, LLC**	Delaware
UDR Newport Beach North, L.P**	Delaware
UDR Ocean Villa Apartments, L.P**	Delaware
UDR of Tennessee, L.P**	Virginia
UDR Okeeheelee LLC*	Delaware
UDR Pinebrook, L.P**	Delaware
UDR Presidential Greens, L.L.C.	Delaware
UDR Presidio, L.P**	Delaware
UDR Rancho Cucamonga, L.P.	Delaware
UDR Red Stone Ranch LLC	Delaware
UDR Ridgewood (II) Garden, LLC**	Virginia
UDR Ridge at Blue Hills LLC	Delaware
UDR River Terrace LLC	Delaware
UDR Rivergate LLC	Delaware
UDR Stone Canyon LLC*	Delaware
UDR Texas Properties LLC	Delaware
UDR Texas Ventures LLC*	Delaware
UDR The Bradford LLC*	Delaware
UDR The Cliffs LLC*	Delaware
UDR The Legend at Park Ten LLC*	Delaware
UDR The Mandolin LLC*	Delaware
UDR The Meridian LLC*	Delaware
UDR Towers By The Bay LLC	Delaware
UDR TX Fund LLC	Delaware
UDR Villa Venetia Apartments, L.P**	Delaware
UDR Virginia Properties, LLC	Virginia
UDR Wellington Place LLC	Delaware
UDR Windjammer, L.P**	Delaware
UDR Woodland Apartments II, L.P.	Delaware
UDR Woodland GP, LLC	Delaware
UDRT of Delaware 4 LLC**	Delaware
United Dominion Realty, L.P.	Delaware
View 14 Investments LLC	Delaware
VPDEV 1 LLC*	Delaware
VPDEV 2 LLC*	Delaware
Washington Vue, LP*	Delaware
Waterside Towers, L.L.C.	Delaware
West El Camino Real, LLC*	Delaware

Subsidiary	State of Incorporation or Organization
Western Residential, Inc.	Virginia
Wilshire Crescent Heights, LLC*	Delaware
Windemere at Sycamore Highlands, LLC	Delaware
Winterland San Francisco Partners**	California
Woodlake Village, L.P**	California

EXHIBIT 23.1

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements of UDR, Inc. and in the related Prospectuses of our reports dated February 25, 2014, with respect to the consolidated financial statements and schedule of UDR, Inc., and the effectiveness of internal control over financial reporting of UDR, Inc., included in this Annual Report (Form 10-K) for the year ended December 31, 2013:

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
February 25, 2014

EXHIBIT 23.2

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements of UDR, Inc. and related Prospectuses of our report dated February 25, 2014, with respect to the consolidated financial statements and schedule of United Dominion Realty, L.P., included in this Annual Report (Form 10-K) for the year ended December 31, 2013:

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
February 25, 2014

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	February 25, 2014	/s/ Thomas W. Toomey

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

Date:	February 25, 2014	/s/ Thomas M. Herzog

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

Date:	February 25, 2014	/s/ Thomas W. Toomey

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

Date:	February 25, 2014	/s/ Thomas M. Herzog

Thomas M. Herzog
Senior Vice President and Chief Financial Officer of UDR, Inc. (Principal Financial Officer),
general partner of United Dominion Realty, L.P.

EXHIBIT 32.1

CERTIFICATION

In connection with the periodic report of UDR, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas W. Toomey, Chief Executive Officer and President of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date:	February 25, 2014	/s/ Thomas W. Toomey

Thomas W. Toomey
Chief Executive Officer and President (Principal Executive Officer)

EXHIBIT 32.2

CERTIFICATION

In connection with the periodic report of UDR, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas M. Herzog, Senior Vice President and Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date:	February 25, 2014	/s/ Thomas M. Herzog

Thomas M. Herzog
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT 32.3

CERTIFICATION

In connection with the periodic report of United Dominion Realty, L.P. (the “Operating Partnership”) on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas W. Toomey, Chief Executive Officer and President of UDR, Inc., the general partner of the Operating Partnership, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership at the dates and for the periods indicated.

Date:	February 25, 2014	/s/ Thomas W. Toomey

Thomas W. Toomey
Chief Executive Officer and President of UDR, Inc. (Principal Executive Officer),
general partner of United Dominion Realty, L.P.

EXHIBIT 32.4

CERTIFICATION

In connection with the periodic report of United Dominion Realty, L.P. (the “Operating Partnership”) on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “Report”), I, Tomas M. Herzog, Senior Vice President and Chief Financial Officer of UDR, Inc., the general partner of the Operating Partnership, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership at the dates and for the periods indicated.

Date:	February 25, 2014	/s/ Thomas M. Herzog

Thomas M. Herzog
Senior Vice President and Chief Financial Officer of UDR, Inc. (Principal Financial Officer),
general partner of United Dominion Realty, L.P.