Form 10-Q
period 2014-03-31
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2014-04-29
CIK 74208, 1018254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of April 25, 2014 was 251,430,708.

UDR, INC.
UNITED DOMINION REALTY, L.P.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2014 of UDR, Inc., a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR, Inc. is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company”, “UDR” or “UDR, Inc.” refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including the Operating Partnership. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or the “OP” refer to United Dominion Realty, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership are referred to as the “OP Units” and the holders of the OP Units are referred to as “unitholders”. This combined Form 10-Q is being filed separately by UDR and the Operating Partnership.
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
As of March 31, 2014, UDR owned 110,883 units (100%) of the general partnership interests of the Operating Partnership and 173,848,891 units (or approximately 94.9%) of the limited partnership interests of the Operating Partnership. UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are provided for each of UDR and the Operating Partnership.

UDR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$8,075,799	$7,723,844
Less: accumulated depreciation	(2,273,360)	(2,200,815)
Real estate held for investment, net	5,802,439	5,523,029
Real estate under development (net of accumulated depreciation of $0 and $1,411, respectively)	222,601	466,002
Real estate sold or held for disposition (net of accumulated depreciation of $6,568 and $6,568, respectively)	10,152	10,152
Total real estate owned, net of accumulated depreciation	6,035,192	5,999,183
Cash and cash equivalents	15,891	30,249
Restricted cash	23,131	22,796
Deferred financing costs, net	25,516	26,924
Notes receivable, net	84,568	83,033
Investment in and advances to unconsolidated joint ventures, net	517,927	507,655
Other assets	131,798	137,882
Total assets	$6,834,023	$6,807,722

LIABILITIES AND EQUITY

Liabilities:
Secured debt	$1,442,873	$1,442,077
Unsecured debt	2,185,373	2,081,626
Real estate taxes payable	20,173	13,847
Accrued interest payable	27,747	32,279
Security deposits and prepaid rent	30,731	27,203
Distributions payable	68,542	61,907
Accounts payable, accrued expenses, and other liabilities	76,007	118,682
Total liabilities	3,851,446	3,777,621

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests in the Operating Partnership	240,708	217,597

Equity:
Preferred stock, no par value; 50,000,000 shares authorized
2,803,812 shares of 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 shares at December 31, 2013)	46,571	46,571
Common stock, $0.01 par value; 350,000,000 shares authorized 251,430,708 shares issued and outstanding (250,749,665 shares at December 31, 2013)	2,514	2,507
Additional paid-in capital	4,110,625	4,109,765
Distributions in excess of net income	(1,414,997)	(1,342,070)
Accumulated other comprehensive income/(loss), net	(3,704)	(5,125)
Total stockholders’ equity	2,741,009	2,811,648
Noncontrolling interests	860	856
Total equity	2,741,869	2,812,504
Total liabilities and equity	$6,834,023	$6,807,722
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

REVENUES:
Rental income	$194,352	$181,961
Joint venture management and other fees	3,687	2,923
Total revenues	198,039	184,884

OPERATING EXPENSES:
Property operating and maintenance	36,720	34,821
Real estate taxes and insurance	25,431	23,292
Property management	5,345	5,004
Other operating expenses	1,926	1,636
Real estate depreciation and amortization	88,533	82,898
General and administrative	11,994	9,476
Casualty-related (recoveries)/charges, net	500	(3,021)
Other depreciation and amortization	1,080	1,146
Total operating expenses	171,529	155,252

Operating income	26,510	29,632

Income/(loss) from unconsolidated entities	(3,565)	(2,802)
Interest expense	(32,884)	(30,981)
Interest and other income/(expense), net	1,415	1,016
Income/(loss) before income taxes and discontinued operations	(8,524)	(3,135)
Tax benefit, net	3,329	1,973
Income/(loss) from continuing operations	(5,195)	(1,162)
Income/(loss) from discontinued operations, net of tax	(87)	853
Income/(loss) before gain/(loss) on sale of real estate owned	(5,282)	(309)
Gain/(loss) on sale of real estate owned, net of tax	24,294	—
Net income/(loss)	19,012	(309)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership	(647)	45
Net (income)/loss attributable to noncontrolling interests	(4)	(4)
Net income/(loss) attributable to UDR, Inc.	18,361	(268)
Distributions to preferred stockholders — Series E (Convertible)	(931)	(931)
Net income/(loss) attributable to common stockholders	$17,430	$(1,199)

Income/(loss) per weighted average common share — basic:
Income/(loss) from continuing operations attributable to common stockholders	$0.07	$(0.01)
Income/(loss) from discontinued operations attributable to common stockholders	$0.00	$0.00
Net income/(loss) attributable to common stockholders	$0.07	$0.00
Income/(loss) per weighted average common share — diluted:
Income/(loss) from continuing operations attributable to common stockholders	$0.07	$(0.01)
Income/(loss) from discontinued operations attributable to common stockholders	$0.00	$0.00
Net income/(loss) attributable to common stockholders	$0.07	$0.00

Common distributions declared per share	$0.260	$0.235

Weighted average number of common shares outstanding — basic	250,177	249,917
Weighted average number of common shares outstanding — diluted	251,822	249,917
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income/(loss)	$19,012	$(309)
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(55)	(92)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	1,532	1,937
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	1,477	1,845
Comprehensive income/(loss)	20,489	1,536
Comprehensive (income)/loss attributable to noncontrolling interests	(707)	(46)
Comprehensive income/(loss) attributable to UDR, Inc.	$19,782	$1,490

See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

					Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss), net	Noncontrolling Interests	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	2,803,812	$46,571	250,749,665	$2,507	$4,109,765	$(1,342,070)	$(5,125)	$856	$2,812,504
Net income/(loss) attributable to UDR, Inc.	—	—	—	—	—	18,361	—	—	18,361
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	4	4
Other comprehensive income/(loss)	—	—	—	—	—	—	1,421	—	1,421
Issuance/(forfeiture) of common and restricted shares, net	—	—	681,043	7	860	—	—	—	867
Common stock distributions declared ($0.26 per share)	—	—	—	—	—	(65,400)	—	—	(65,400)
Preferred stock distributions declared-Series E ($0.3322 per share)	—	—	—	—	—	(931)	—	—	(931)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	—	—	(24,957)	—	—	(24,957)
Balance at March 31, 2014	2,803,812	$46,571	251,430,708	$2,514	$4,110,625	$(1,414,997)	$(3,704)	$860	$2,741,869
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Operating Activities
Net income/(loss)	$19,012	$(309)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	89,613	84,588
Gain on sale of real estate owned, net of tax	(24,294)	—
Tax benefit, net	(3,329)	(1,973)
Loss from unconsolidated entities	3,565	2,802
Casualty-related (recoveries)/charges, net	500	(548)
Other	6,697	4,775
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	8,422	(3,269)
Increase/(decrease) in operating liabilities	(17,665)	(19,406)
Net cash provided by operating activities	82,521	66,660

Investing Activities
Acquisition of real estate assets	(77,793)	—
Proceeds from sale of real estate investments, net	47,922	—
Development of real estate assets	(56,147)	(85,181)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(30,226)	(24,800)
Capital expenditures — non-real estate assets	(1,115)	(2,313)
Investment in unconsolidated joint ventures	(21,476)	(936)
Distributions received from unconsolidated joint ventures	7,661	14,393
Purchase deposits on pending acquisitions	(4,000)	—
Issuance of notes receivable	(1,535)	(2,180)
Net cash provided by/(used in) investing activities	(136,709)	(101,017)

Financing Activities
Payments on secured debt	(2,486)	(3,199)
Proceeds from the issuance of secured debt	4,553	—
Payments on unsecured debt	(184,000)	—
Net proceeds/(repayment) of revolving bank debt	287,500	94,000
Distributions paid to redeemable noncontrolling interests	(2,360)	(2,263)
Distributions paid to preferred stockholders	(931)	(931)
Distributions paid to common stockholders	(58,952)	(55,035)
Other	(3,494)	(3,209)
Net cash provided by/(used in) financing activities	39,830	29,363

Net increase/(decrease) in cash and cash equivalents	(14,358)	(4,994)
Cash and cash equivalents, beginning of period	30,249	12,115
Cash and cash equivalents, end of period	$15,891	$7,121

Supplemental Information:

Interest paid during the period, net of amounts capitalized	$38,180	$41,573

	Three Months Ended March 31,
	2014	2013
Non-cash transactions:
Conversion of OP Units into common shares (69,237 shares in 2013)	—	1,649
See accompanying notes to consolidated financial statements.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

1. CONSOLIDATION AND BASIS OF PRESENTATION
Consolidation and Basis of Presentation
UDR, Inc., collectively with our consolidated subsidiaries (“UDR,” the “Company,” “we,” “our,” or “us”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”). As of March 31, 2014, there were 183,278,698 units in the Operating Partnership outstanding, of which 173,959,774 units or 94.9% were owned by UDR and 9,318,924 units or 5.1% were owned by limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of March 31, 2014, and results of operations for the three months ended March 31, 2014 and 2013 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2013 appearing in UDR’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2014.
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
The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those mentioned in Note 5, Joint Ventures and Partnerships, and Note 6, Secured and Unsecured Debt.
2. SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which incorporates a requirement that a disposition represent a strategic shift in an entity’s operations into the definition of a discontinued operation. In accordance with the ASU, a discontinued operation represents (1) a component of an entity or group of components that has been disposed of or is classified as held for sale in a single transaction and represents a strategic shift that has or will have a major effect on an entity’s financial results, or (2) an acquired business that is classified as held for sale on the date of acquisition. A strategic shift could include a disposal of (1) a separate major line of business, (2) a separate major geographic area of operations, (3) a major equity method investment, or (4) other major parts of an entity. The standard requires prospective application and will be effective for interim and annual periods beginning on or after December 15, 2014 with early adoption permitted. The early adoption provision excludes components of an entity that were sold or classified as held for sale prior to the adoption of the standard.
The Company elected to early adopt this standard effective January 1, 2014, which had a significant impact on the Company’s consolidated financial statements as further discussed in Note 4, Discontinued Operations and Assets Held for Sale. Subsequent to the Company’s adoption of ASU 2014-08, the sale of real estate that does not meet the definition of a

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2014

discontinued operation under the standard is included in Gain/(loss) on sale of real estate owned, net of tax on the Consolidated Statements of Operations.
As of March 31, 2014 and December 31, 2013, the Company had one operating property that was classified as held for sale and was not subject to early adoption of the ASU. Therefore, as of March 31, 2014, this property was included in Real estate sold or held for disposition on the Consolidated Balance Sheets and Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations. Upon the sale of this property, a gain/(loss) will be reported as discontinued operations.
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
Notes Receivable
The following table summarizes our notes receivable, net as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	Balance outstanding
	March 31, 2014	December 31, 2013	Interest rate
Note due June 2014 (a)	$40,800	$40,800	3.91%
Note due February 2017 (b)	15,008	14,580	10.00%
Note due July 2017 (c)	2,500	1,400	8.00%
Note due June 2022 (net of discount of $240 and $247, respectively) (d)	26,260	26,253	7.00%
Total notes receivable, net	$84,568	$83,033
(a) In the fourth quarter of 2013, in conjunction with the sale of its 95% interest in the Lodge at Stoughton, one of its unconsolidated joint ventures, the Company provided the buyer with a $40.8 million loan secured by the property at LIBOR plus a spread of 350 basis points with two three-month extension options at increased rates and a financing fee. In the first quarter of 2014, the buyer exercised its first option to extend the maturity date to June 15, 2014.
(b) The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $15.0 million, which bears an interest rate of 10.00% per annum. During the three months ended March 31, 2014, the Company loaned an additional $428,000 under the note. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (February 2017).

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2014

(c) The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $2.5 million, which bears an interest rate of 8.00% per annum. During the three months ended March 31, 2014, the Company loaned an additional $1.1 million. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (July 2017).
(d) In 2012, the Company purchased a "B" Note secured by a first mortgage on a class A community in West Los Angeles. The $26.5 million loan was purchased at a yield of 7.25% and bears a coupon rate of 7.00%. Interest payments are due monthly and the note is due June 2022. The discount is amortized using the effective interest method.
During the three months ended March 31, 2014 and 2013, the Company recognized $1.2 million and $1.0 million of interest income, net of accretion, from these notes receivable, of which $0 and $181,000 was related party interest income, respectively. Interest income is included in Interest and other income/(expense), net on the Consolidated Statements of Operations.
Comprehensive Income/(Loss)
Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three months ended March 31, 2014 and 2013, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to redeemable noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 10, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three months ended March 31, 2014 and 2013 was $56,000 and $87,000, respectively.
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
Income taxes for our TRS, RE3, are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of March 31, 2014, UDR recorded a net income tax receivable of $991,000 and a net deferred tax asset of $35.9 million (net of a valuation allowance of $1.3 million), which are included in Other assets on the Consolidated Balance Sheets.
GAAP defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. GAAP also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.
The Company recognizes its tax positions and evaluates them using a two-step process. First, UDR determines whether a tax position is more likely than not (greater than 50 percent probability) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, the Company will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2014

UDR had no material unrecognized tax benefit, accrued interest or penalties at March 31, 2014. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2010 through 2013 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax benefit, net on the Consolidated Statements of Operations.
3. REAL ESTATE OWNED
Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. As of March 31, 2014, the Company owned and consolidated 143 communities in 10 states plus the District of Columbia totaling 41,455 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014	December 31, 2013
Land and land improvements	$1,966,204	$1,847,127
Depreciable property — held and used:
Building, improvements, and furniture, fixtures and equipment	6,109,595	5,876,717
Under development:
Land and land improvements	47,038	110,769
Construction in progress	175,563	356,644
Real estate sold or held for disposition:
Land and land improvements	10,751	10,751
Building, improvements, and furniture, fixtures and equipment	5,969	5,969
Real estate owned	8,315,120	8,207,977
Accumulated depreciation	(2,279,928)	(2,208,794)
Real estate owned, net	$6,035,192	$5,999,183

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the three months ended March 31, 2014 and 2013, were $3.4 million and $3.0 million, respectively. During the three months ended March 31, 2014 and 2013, total interest capitalized was $5.3 million and $8.4 million, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion and depreciation commences over the estimated useful life.
In January 2014, the Company acquired a fully-entitled land parcel for future development located in Huntington Beach, California for approximately $78.0 million.
During the three months ended March 31, 2014, the Company sold one operating property and an adjacent parcel of land in San Diego, CA for gross proceeds of $48.7 million, resulting in net proceeds of $47.9 million. The Company recognized a $24.4 million gain, which is included in Gain/(loss) on sale of real estate owned, net of tax on the Consolidated Statements of Operations. There was no real estate sold during the three months ended March 31, 2013.

In October 2012, Hurricane Sandy hit the East Coast, affecting three of the Company’s operating communities located in New York City. The properties suffered some physical damage, and were closed to residents for a period following the hurricane. The Company had insurance policies that provided coverage for property damage and business interruption, subject to applicable retentions.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2014

During the three months ended March 31, 2013, the Company recorded $3.0 million of insurance recovery related to the business interruption losses associated with Hurricane Sandy. This recovery was included in Casualty-related (recoveries)/charges, net on the Consolidated Statements of Operations for the three months ended March 31, 2013.

During the three months ended March 31, 2014, we recorded a $500,000 casualty-related loss for one property damaged during an earthquake in California.
4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
Effective January 1, 2014, UDR prospectively adopted ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, for all communities not previously sold or classified as held for sale. The standard had a material impact on the Company’s consolidated financial statements. As a result of adopting the ASU, a $23.3 million gain from disposition of real estate, excluding a $1.1 million gain related to the sale of land, during the three months ended March 31, 2014 was included in Gain/(loss) on sale of real estate owned, net of tax on the Consolidated Statements of Operations rather than in Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations.
Prior to the prospective adoption of ASU 2014-08, FASB ASC Subtopic 205.20, required, among other things, that the primary assets and liabilities and the results of operations of UDR’s real properties that have been sold or are held for disposition, be classified as discontinued operations and segregated in UDR’s Consolidated Statements of Operations and Consolidated Balance Sheets. Consequently, the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition prior to January 1, 2014 are accounted for as discontinued operations for all periods presented.  This presentation does not have an impact on net income available to common stockholders, it only results in the reclassification of the operating results within the Consolidated Statements of Operations for the periods ended March 31, 2014 and 2013, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013.
As of March 31, 2014 and December 31, 2013, the Company had one operating property that was classified as held for sale and was not subject to early adoption. Therefore, as of March 31, 2014, this property was included in Real estate sold or held for disposition on the Consolidated Balance Sheets, and its operating results for the three months ended March 31, 2014 and 2013 are included in Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations. Upon the sale of this property, a gain/(loss) will be reported as discontinued operations.
In December 2013, the Company sold two communities with 914 apartments in the Sacramento market. The operating results related to these communities for the three months ended March 31, 2013 are included in Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations.
The following is a summary of income/(loss) from discontinued operations, net of tax for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Rental income	$48	$2,340
Rental expenses	125	872
Property management	1	64
Real estate depreciation	—	544
Other operating expenses	9	7
Income/(loss) from discontinued operations, net of tax	$(87)	$853

Income/(loss) from discontinued operations attributable to UDR, Inc.	$(84)	$823

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2014

5. JOINT VENTURES AND PARTNERSHIPS
UDR has entered into joint ventures and partnerships with unrelated third parties to acquire real estate assets that are either consolidated and included in Real estate owned on the Consolidated Balance Sheets or are accounted for under the equity method of accounting, and are included in Investment in and advances to unconsolidated joint ventures, Net on the Consolidated Balance Sheets. The Company consolidates the entities that we control as well as any variable interest entity where we are the primary beneficiary. In addition, the Company consolidates any joint venture or partnership in which we are the general partner or managing member and the third party does not have the ability to substantively participate in the decision-making process nor the ability to remove us as general partner or managing member without cause.

UDR’s joint ventures and partnerships are funded with a combination of debt and equity. Our losses are limited to our investment and except as noted below, the Company does not guarantee any debt, capital payout or other obligations associated with our joint ventures and partnerships.
Consolidated Joint Ventures

In December 2013, the Company consolidated its 95%/5% development joint ventures 13th and Market JV in San Diego, CA and Domain College Park JV in Metropolitan, D.C. The consolidation was due to the Company becoming the managing member of each of the joint ventures pursuant to amendments to the limited liability company agreement for each joint venture. In connection with the amendments, our partner received equity distributions reducing its capital account balances to zero, the Company replaced our partner as the managing member, and our partner no longer has the ability to substantively participate in the decision-making process, with only protective rights remaining. We accounted for the consolidations as asset acquisitions since the joint ventures were under development and not complete at the time of consolidation resulting in no gain or loss upon consolidation and increasing our real estate owned by $129.4 million and our debt by $63.6 million. In addition pursuant to the amendments, the Company paid a non-refundable deposit to our partner in January 2014 of $2.0 million for each joint venture, or $4.0 million in total, for the right to exercise options in 2014 to acquire our partner’s upside participation in the joint ventures. The non-refundable deposits will be applied towards the future purchase price, which will be equivalent to our partner’s right to receive certain upside participation from the developments.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2014

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net which are accounted for under the equity method of accounting as of March 31, 2014 and December 31, 2013 (dollars in thousands):

Joint Venture	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at		UDR’s Ownership Interest
		2014	2014	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Operating and development:
UDR/MetLife I (a)	Various	6 operating communities	1,523	$41,866	$47,497	13.9%	13.2%
		7 land parcels	N/A			4.0%	4.0%
UDR/MetLife II (a)	Various	15 operating communities	3,119	325,025	327,926	50.0%	50.0%
UDR/MetLife Vitruvian Park®	Addison, TX	2 operating communities	739	80,338	79,318	50.0%	50.0%
		1 non-stabilized community	391
		6 land parcels	N/A
UDR/MetLife 399 Fremont	San Francisco, CA	1 development community (*)	447	46,862	36,313	51.0%	51.0%
UDR/KFH	Washington, D.C.	3 operating communities	660	24,854	25,919	30.0%	30.0%
Texas	Texas	8 operating communities	3,359	(24,217)	(23,591)	20.0%	20.0%
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment				494,728	493,382

	Location	Interest Rate	Years To Maturity	Investment at		Income From Participating Loan Investment For The Three Months Ended March 31,
				March 31, 2014	December 31, 2013	2014	2013
Participating loan investment:
Steele Creek	Denver, CO	6.5%	3.6	23,199	14,273	$321	$—
Participating loan investment				23,199	14,273

Total investment in and advances to unconsolidated joint ventures, net				$517,927	$507,655

(*)
The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes. As of March 31, 2014, no apartment homes had been completed at UDR/MetLife 399 Fremont.

(a) On March 31, 2014, the Company sold its minority ownership interests in two small operating communities located in Los Angeles, CA to MetLife for cash proceeds of approximately $3 million. An immaterial gain upon the sale of the two operating communities was recognized in connection with the transaction. On April 21, 2014, the Company increased its ownership interest in the remaining six operating communities in the UDR/MetLife I Joint Venture from 12 percent to 50 percent and MetLife and the Company contributed the communities to the UDR/MetLife II Joint Venture. The Company paid MetLife approximately $82 million for the additional ownership interests.  The remaining assets in the UDR/MetLife I Joint Venture are comprised of seven potential development land sites in which the Company owns approximately four percent. The Company will continue to manage

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2014

the operating communities that were contributed to the UDR/MetLife II Joint Venture as well as the two operating communities in which it sold its minority ownership interests.
As of March 31, 2014 and December 31, 2013, the Company had deferred fees and deferred profit from the sale of properties to joint ventures or partnerships of $25.6 million and $25.4 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.
The Company recognized $3.3 million and $2.7 million of management fees during the three months ended March 31, 2014 and 2013, respectively, for our management of the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.
The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.
We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decreases in the value of its investments in unconsolidated joint ventures or partnerships during the three months ended March 31, 2014 and 2013.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2014

Combined summary balance sheets relating to all of the unconsolidated joint ventures and partnerships (not just our proportionate share) are presented below as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014	December 31, 2013
Total real estate, net	$3,009,685	$3,124,178
Cash and cash equivalents	36,783	41,792
Other assets	31,902	32,234
Total assets	3,078,370	3,198,204
Amount due to UDR	6,756	12,187
Third party debt	1,667,821	1,722,960
Accounts payable and accrued liabilities	34,614	41,562
Total liabilities	1,709,191	1,776,709
Total equity	$1,369,179	$1,421,495
UDR’s investment in unconsolidated joint ventures	$517,927	$507,655

Combined summary financial information relating to all of the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share), is presented below for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Total revenues	$62,098	$52,127
Property operating expenses	(25,137)	(20,737)
Real estate depreciation and amortization	(24,604)	(18,981)
Operating income/(loss)	12,357	12,409
Interest expense	(19,029)	(16,738)
Other income/(expense)	(190)	—
Gain/(loss) on sale of real estate	$(25,379)	$—
Income/(loss) from discontinued operations	—	661
Net income/(loss)	$(32,241)	$(3,668)
UDR income/(loss) from unconsolidated entities	$(3,565)	$(2,802)

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2014

6. SECURED AND UNSECURED DEBT
The following is a summary of our secured and unsecured debt at March 31, 2014 and December 31, 2013 (dollars in thousands):

	Principal Outstanding		For the Three Months Ended March 31, 2014
			Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
	March 31, 2014	December 31, 2013

Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$443,187	$445,706	5.45%	2.3	8
Fannie Mae credit facilities (b)	625,428	626,667	4.99%	4.8	22
Total fixed rate secured debt	1,068,615	1,072,373	5.18%	3.7	30
Variable Rate Debt
Mortgage notes payable	68,149	63,595	2.34%	1.9	2
Tax-exempt secured notes payable (c)	94,700	94,700	0.79%	8.9	2
Fannie Mae credit facilities (b)	211,409	211,409	1.59%	6.3	7
Total variable rate secured debt	374,258	369,704	1.52%	6.1	11
Total Secured Debt	1,442,873	1,442,077	4.23%	4.4	41

Unsecured Debt:
Commercial Banks
Borrowings outstanding under an unsecured credit facility due December 2017 (d), (e)	287,500	—	1.10%	3.7
Senior Unsecured Notes
3.70% Medium-Term Notes due October 2020 (net of discount of $52 and $54) (e)	299,948	299,946	3.70%	6.5
4.63% Medium-Term Notes due January 2022 (net of discount of $2,792 and $2,882) (e)	397,208	397,118	4.63%	7.8
1.41% Term Notes due June 2018 (e)	35,000	35,000	1.41%	4.2
1.63% Term Notes due June 2018 (e)	100,000	65,000	1.63%	4.2
5.13% Medium-Term Notes due January 2014	—	184,000	—%	—
5.50% Medium-Term Notes due April 2014 (net of discount of $3 and $20) (f)	128,497	128,480	5.50%	—
5.25% Medium-Term Notes due January 2015 (net of discount of $102 and $134)	325,073	325,041	5.25%	0.8
5.25% Medium-Term Notes due January 2016	83,260	83,260	5.25%	1.8
2.27% Term Notes due June 2018 (e)	215,000	250,000	2.27%	4.2
8.50% Debentures due September 2024	15,644	15,644	8.50%	10.5
4.25% Medium-Term Notes due June 2018 (net of discount of $1786 and $1,893) (e)	298,214	298,107	4.25%	4.2
Other	29	30	N/A	N/A
Total Unsecured Debt	2,185,373	2,081,626	3.77%	4.3
Total Debt	$3,628,246	$3,523,703	3.95%	4.3

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument. Secured debt encumbers $2.3 billion or 27.7% of UDR’s total real estate owned based upon gross book value ($6.0 billion or 72.3% of UDR’s real estate owned based on gross book value is unencumbered) as of March 31, 2014.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2014

(a) At March 31, 2014, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from December 2014 through May 2019 and carry interest rates ranging from 3.43% to 5.94%.
The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. During the three months ended March 31, 2014 and 2013, the Company had $1.3 million of a reduction to interest expense based on the amortization of the fair market adjustment of debt assumed in the acquisition of properties, respectively. The unamortized fair market adjustment was a net premium of $10.6 million and $11.8 million at March 31, 2014 and December 31, 2013, respectively.
(b) UDR has three secured credit facilities with Fannie Mae with an aggregate commitment of $836.8 million at March 31, 2014. The Fannie Mae credit facilities are for terms of seven to ten years (maturing at various dates from May 2017 through July 2023) and bear interest at floating and fixed rates. At March 31, 2014, we have $625.4 million of the outstanding balance fixed at a weighted average interest rate of 4.99% and the remaining balance of $211.4 million on these facilities is currently at a weighted average variable interest rate of 1.59%.
Further information related to these credit facilities is as follows (dollars in thousands):

	March 31, 2014	December 31, 2013
Borrowings outstanding	$836,837	$838,076
Weighted average borrowings during the period ended	837,194	839,597
Maximum daily borrowings during the period ended	837,564	841,494
Weighted average interest rate during the period ended	4.1%	4.2%
Weighted average interest rate at the end of the period	4.1%	4.1%
(c) The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature on August 2019 and March 2032, respectively. Interest on these notes is payable in monthly installments. The variable rate mortgage notes have interest rates of 0.78% and 0.82%, respectively, as of March 31, 2014.

(d) As of March 31, 2014, the Company has a $900 million unsecured revolving credit facility that matures in December 2017. The credit facility has a six month extension option and contains an accordion feature that allows us to increase the facility to $1.45 billion. Based on the Company’s current credit rating, the credit facility carries an interest rate equal to LIBOR plus a spread of 110 basis points and a facility fee of 20 basis points.

The following is a summary of short-term bank borrowings under UDR’s bank credit facility at March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014	December 31, 2013
Total revolving credit facility	$900,000	$900,000
Borrowings outstanding at end of period (1)	287,500	—
Weighted average daily borrowings during the period ended	232,750	169,844
Maximum daily borrowings during the period ended	303,000	372,000
Weighted average interest rate during the period ended	1.2%	1.2%
Interest rate at end of the period	1.1%	1.3%
(1) Excludes $2.2 million and $2.2 million of letters of credit at March 31, 2014 and December 31, 2013, respectively.

(e) The Operating Partnership is a guarantor at March 31, 2014 and December 31, 2013.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2014

(f) In April 2014, we paid off $128.5 million of 5.50% medium-term notes due April 2014 with borrowings under the Company’s $900 million unsecured revolving credit facility.

The aggregate maturities, including amortizing principal payments of unsecured and secured debt, of total debt for the next five calendar years subsequent to March 31, 2014 are as follows (dollars in thousands):

Year	Total Fixed Secured Debt	Total Variable Secured Debt	Total Secured Debt	Total Unsecured Debt (a)	Total Debt
2014	$43,147	$—	$43,147	$127,820	$170,967
2015	196,539	—	196,539	324,383	520,922
2016	138,222	68,149	206,371	82,478	288,849
2017	177,941	65,000	242,941	287,500	530,441
2018	176,382	50,000	226,382	648,646	875,028
Thereafter	336,384	191,109	527,493	714,546	1,242,039
Total	$1,068,615	$374,258	$1,442,873	$2,185,373	$3,628,246

(a) With the exception of the 1.41% Term Notes due June 2018 and the revolving credit facility which carry a variable interest rate, all unsecured debt carries fixed interest rates.
We were in compliance with the covenants of our debt instruments at March 31, 2014.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2014

7. INCOME/(LOSS) PER SHARE
The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Numerator for income/(loss) per share:
Income/(loss) from continuing operations	$(5,195)	$(1,162)
Gain/(loss) on sale of real estate owned, net of tax	24,294	—
(Income)/loss from continuing operations attributable to redeemable noncontrolling interests in the Operating Partnership	(650)	75
(Income)/loss from continuing operations attributable to noncontrolling interests	(4)	(4)
Income/(loss) from continuing operations attributable to UDR, Inc.	18,445	(1,091)
Distributions to preferred stockholders - Series E (Convertible)	(931)	(931)
Income/(loss) from continuing operations attributable to common stockholders	$17,514	$(2,022)

Income/(loss) from discontinued operations, net of tax	$(87)	$853
(Income)/loss from discontinued operations attributable to redeemable noncontrolling interests in the Operating Partnership	3	(30)
Income/(loss) from discontinued operations attributable to common stockholders	$(84)	$823

Net income/(loss) attributable to common stockholders	$17,430	$(1,199)

Denominator for income/(loss) per share:
Weighted average common shares outstanding	251,213	250,500
Non-vested restricted stock awards	(1,036)	(583)
Denominator for basic income/(loss) per share	250,177	249,917
Incremental shares issuable from assumed conversion of: Stock options and unvested restricted stock	1,645	—
Denominator for diluted income/(loss) per share	251,822	249,917
Income/(loss) per weighted average common share-basic:
Income/(loss) from continuing operations attributable to common stockholders	$0.07	$(0.01)
Income/(loss) from discontinued operations attributable to common stockholders	$(0.00)	$0.00
Net income/(loss) attributable to common stockholders	$0.07	$0.00
Income/(loss) per weighted average common share-diluted:
Income/(loss) from continuing operations attributable to common stockholders	$0.07	$(0.01)
Income/(loss) from discontinued operations attributable to common stockholders	$0.00	$0.00
Net income/(loss) attributable to common stockholders	$0.07	$0.00
Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units, convertible preferred stock, stock options, and restricted stock. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2014

During the three months ended March 31, 2013, the effect of the conversion of the OP Units, convertible preferred stock, stock options and restricted stock was not dilutive, and was therefore not included in the above calculations as the Company reported a loss from continuing operations attributable to common stockholders.

The following table sets forth the additional shares of common stock outstanding by equity instrument if converted to common stock for each of the three months ended March 31, 2014 and 2013 (shares in thousands):

	Three Months Ended March 31,
	2014	2013
OP Units	9,319	9,381
Preferred stock	3,036	3,036
Stock options and unvested restricted stock	1,645	1,293
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
Limited partners have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the limited partners at a redemption price equal to and in the form of the Cash Amount as defined in the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the “Operating Partnership Agreement”), provided that such OP Units have been outstanding for at least one year. UDR, as the general partner of the Operating Partnership may, in its sole discretion, purchase the OP Units by paying to the limited partner either the Cash Amount or the REIT Share Amount (generally one share of common stock of the Company for each OP Unit), as defined in the Operating Partnership Agreement. Accordingly, the Company records the OP Units outside of permanent equity and reports the OP Units at their redemption value using the Company’s stock price at each balance sheet date.
The following table sets forth redeemable noncontrolling interests in the Operating Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership, December 31, 2013	$217,597
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership	24,957
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership	647
Distributions to redeemable noncontrolling interests in the Operating Partnership	(2,549)
Allocation of other comprehensive income/(loss)	56
Redeemable noncontrolling interests in the Operating Partnership, March 31, 2014	$240,708

The following sets forth net income/(loss) attributable to common stockholders and transfers from redeemable noncontrolling interests in the Operating Partnership for the following periods (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Net income/(loss) attributable to common stockholders	$17,430	$(1,199)
Conversion of OP Units to UDR Common stock	—	1,649
Change in equity from net income/(loss) attributable to common stockholders and conversion of OP Units to UDR Common Stock	$17,430	$450

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2014

Noncontrolling Interests
Noncontrolling interests represent interests of unrelated partners in certain consolidated affiliates, and are presented as part of equity in the Consolidated Balance Sheets since these interests are not redeemable. During the three months ended March 31, 2014 and 2013, net (income)/loss attributable to noncontrolling interests was $(4,000) and $(4,000), respectively.
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

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of March 31, 2014 and December 31, 2013 are summarized as follows (dollars in thousands):

			Fair Value at March 31, 2014, Using
	Total Carrying Amount in Statement of Financial Position at March 31, 2014	Fair Value Estimate at March 31, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Notes receivable (a)	$84,568	$85,344	$—	$—	$85,344
Derivatives- Interest rate contracts (b)	274	274	—	274	—
Total assets	$84,842	$85,618	$—	$274	$85,344

Derivatives- Interest rate contracts (b)	$3,812	$3,812	$—	$3,812	$—
Secured debt instruments- fixed rate: (c)
Mortgage notes payable	443,187	460,635	—	—	460,635
Fannie Mae credit facilities	625,428	659,923	—	—	659,923
Secured debt instruments- variable rate: (c)
Mortgage notes payable	68,149	68,149	—	—	68,149
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	211,409	211,409	—	—	211,409
Unsecured debt instruments: (c)
Commercial bank	287,500	287,500	—	—	287,500
Senior unsecured notes	1,897,873	1,974,858	—	—	1,974,858
Total liabilities	$3,632,058	$3,760,986	$—	$3,812	$3,757,174

Redeemable noncontrolling interests in the Operating Partnership (d)	$240,708	$240,708	$—	$240,708	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2014

			Fair Value at December 31, 2013, Using
	Total Carrying Amount in Statement of Financial Position at December 31, 2013	Fair Value Estimate at December 31, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description:
Notes receivable (a)	$83,033	$83,833	$—	$—	$83,833
Total assets	$83,033	$83,833	$—	$—	$83,833

Derivatives- Interest rate contracts (b)	$4,965	$4,965	$—	$4,965	$—
Secured debt instruments- fixed rate: (c)
Mortgage notes payable	445,706	466,375	—	—	466,375
Fannie Mae credit facilities	626,667	661,094	—	—	661,094
Secured debt instruments- variable rate: (c)
Mortgage notes payable	63,595	63,595	—	—	63,595
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	211,409	211,409	—	—	211,409
Unsecured debt instruments: (c)
Senior unsecured notes	2,081,626	2,149,003	—	—	2,149,003
Total liabilities	$3,528,668	$3,651,141	$—	$4,965	$3,646,176

Redeemable noncontrolling interests in the Operating Partnership (d)	$217,597	$217,597	$—	217,597	$—

(a)	See Note 2, Significant Accounting Policies.

(b)	See Note 10, Derivatives and Hedging Activity.

(c)	See Note 6, Secured and Unsecured Debt.

(d)	See Note 8, Noncontrolling Interests.

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2014 and December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2014

overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
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
Financial Instruments Not Carried at Fair Value
At March 31, 2014, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
We consider various factors to determine if a decrease in the value of our investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary decrease in the value of its investments in unconsolidated joint ventures during the three months ended March 31, 2014 and 2013, respectively.
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
MARCH 31, 2014

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income(loss), net in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2014 and 2013, the Company recorded no ineffectiveness and less than a $1,000 loss from ineffectiveness in earnings attributable to an index mismatch between the derivative and the hedged item, respectively.
Amounts reported in Accumulated other comprehensive income (loss), net in the Consolidated Balance Sheets related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through March 31, 2015, the Company estimates that an additional $3.7 million will be reclassified as an increase to interest expense.
As of March 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	11	$419,787
Interest rate caps	6	$274,291
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a gain/(loss) of $0 and $(2,000) for the three months ended March 31, 2014 and 2013, respectively.
As of March 31, 2014, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	2	$155,197

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2014

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance Sheet Location	March 31, 2014	December 31, 2013	Balance Sheet Location	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$274	$—	Other liabilities	$3,812	$4,965
Total		$274	$—		$3,812	$4,965
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$—	$—	Other liabilities	$—	$—
Total		$—	$—		$—	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2014

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2014	2013		2014	2013		2014	2013

For the Three Months Ended March 31,
Interest rate products	$(55)	$(92)	Interest expense	$(1,532)	$(1,937)	Interest expense	$—	$—
Total	$(55)	$(92)		$(1,532)	$(1,937)		$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2014	2013

For the Three Months Ended March 31,
Interest rate products	Interest and other income, net	$—	$(2)
Total		$—	$(2)

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
As of March 31, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.0 million. As of March 31, 2014, the Company has not

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2014

posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2014, it may have been required to settle its obligations under the agreements at their termination value of $4.0 million.
Tabular Disclosure of Offsetting Derivatives
Company has elected not to offset derivative positions in the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of March 31, 2014 and December 31, 2013 (dollar in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Financial Instruments	Cash Collateral Received	Net Amount

March 31, 2014	$274	$—	$274	$(92)	$—	$182

December 31, 2013	$—	$—	$—	$—	$—	$—

(a) Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (b)	Financial Instruments	Cash Collateral Posted	Net Amount

March 31, 2014	$3,812	$—	$3,812	$(92)	$—	$3,720

December 31, 2013	$4,965	$—	$4,965	$—	$—	$4,965

(b) Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.
11. STOCK BASED COMPENSATION
During the three months ended March 31, 2014 and 2013, we recognized $3.7 million and $1.9 million, respectively, as stock based compensation expense, which is inclusive of awards granted to our independent directors.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2014

12. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Company’s real estate commitments at March 31, 2014 (dollars in thousands):

	Number of Properties	Costs Incurred to Date		Expected Costs to Complete		Average Ownership Stake
Wholly-owned — under development	3	$222,601	(a)	$177,799		100%
Wholly-owned — redevelopment	2	145,589	(a)	32,394		100%
Joint ventures:
Unconsolidated joint ventures	1	79,703		120,004	(b)	51%
Participating loan investments	1	23,199		68,810	(c)	0%
		$471,092		$399,007

(a)	Costs incurred to date include $23.6 million and $4.0 million of accrued fixed assets for development and redevelopment, respectively.

(b)	Represents UDR’s remaining equity commitment in unconsolidated joint ventures.

(c)	Represents UDR’s remaining participating loan commitment for Steele Creek.
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
UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•
Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2013 and held as of March 31, 2014. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2014

the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

•
Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed, redeveloped, and the non-apartment components of mixed use properties.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three months ended March 31, 2014 and 2013.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2014

The following table details rental income and NOI from continuing and discontinued operations for UDR’s reportable segments for the three months ended March 31, 2014 and 2013, and reconciles NOI to Net Income/(Loss) Attributable to UDR, Inc. in the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Reportable apartment home segment rental income
Same-Store Communities
West Region	$61,536	$57,746
Mid-Atlantic Region	41,820	41,351
Southeast Region	29,866	28,544
Northeast Region	14,779	14,099
Southwest Region	13,467	12,773
Non-Mature Communities/Other	32,932	29,788
Total consolidated rental income	$194,400	$184,301
Reportable apartment home segment NOI
Same-Store Communities
West Region	$44,376	$41,048
Mid-Atlantic Region	28,674	28,762
Southeast Region	20,062	18,705
Northeast Region	10,730	10,071
Southwest Region	8,358	7,701
Non-Mature Communities/Other	19,924	19,029
Total consolidated NOI	132,124	125,316
Reconciling items:
Joint venture management and other fees	3,687	2,923
Property management	(5,346)	(5,068)
Other operating expenses	(1,935)	(1,643)
Real estate depreciation and amortization	(88,533)	(83,442)
General and administrative	(11,994)	(9,476)
Casualty-related recoveries/(charges), net	(500)	3,021
Other depreciation and amortization	(1,080)	(1,146)
Income/(loss) from unconsolidated entities	(3,565)	(2,802)
Interest expense	(32,884)	(30,981)
Interest and other income/(expense), net	1,415	1,016
Tax benefit, net	3,329	1,973
Gain/(loss) on sale of real estate owned, net of tax	24,294	—
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership	(647)	45
Net (income)/loss attributable to noncontrolling interests	(4)	(4)
Net income/(loss) attributable to UDR, Inc.	$18,361	$(268)

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
MARCH 31, 2014

The following table details the assets of UDR’s reportable segments as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014	December 31, 2013
Reportable apartment home segment assets:
Same-Store Communities:
West Region	$2,394,571	$2,392,681
Mid-Atlantic Region	1,433,658	1,431,590
Southeast Region	892,739	889,753
Northeast Region	740,235	738,805
Southwest Region	436,008	435,009
Non-Mature Communities/Other	2,417,909	2,320,139
Total assets	8,315,120	8,207,977
Accumulated depreciation	(2,279,928)	(2,208,794)
Total assets — net book value	6,035,192	5,999,183
Reconciling items:
Cash and cash equivalents	15,891	30,249
Restricted cash	23,131	22,796
Deferred financing costs, net	25,516	26,924
Notes receivable, net	84,568	83,033
Investment in and advances to unconsolidated joint ventures, net	517,927	507,655
Other assets	131,798	137,882
Total consolidated assets	$6,834,023	$6,807,722
Capital expenditures related to our Same-Store Communities totaled $8.0 million and $6.8 million for the three months ended March 31, 2014 and 2013, respectively. Capital expenditures related to our Non-Mature Communities/Other totaled $1.8 million and $526,000 for the three months ended March 31, 2014 and 2013, respectively.
Markets included in the above geographic segments are as follows:

i.	West Region — San Francisco, Orange County, Seattle, Monterey Peninsula, Los Angeles, Other Southern California, and Portland

ii.	Mid-Atlantic Region — Metropolitan D.C., Baltimore, Richmond, Norfolk, and Other Mid-Atlantic

iii.	Northeast Region — New York and Boston

iv.	Southeast Region — Tampa, Orlando, Nashville, and Other Florida

v.	Southwest Region — Dallas and Austin

[This page is intentionally left blank.]

UNITED DOMINION REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$4,075,872	$4,108,417
Less: accumulated depreciation	(1,268,617)	(1,241,574)
Real estate held for investment, net	2,807,255	2,866,843
Real estate under development (net of accumulated depreciation $0 and $0, respectively)	89,838	80,063
Total real estate owned, net of accumulated depreciation	2,897,093	2,946,906
Cash and cash equivalents	853	1,897
Restricted cash	13,155	13,526
Deferred financing costs, net	5,491	5,848
Other assets	23,446	25,064
Total assets	$2,940,038	$2,993,241

LIABILITIES AND CAPITAL

Liabilities:
Secured debt	$932,636	$934,865
Notes payable due to General Partner	88,696	88,696
Real estate taxes payable	9,001	6,228
Accrued interest payable	3,278	3,323
Security deposits and prepaid rent	15,952	14,172
Distributions payable	47,788	43,253
Deferred gains on the sale of depreciable property	63,838	63,838
Accounts payable, accrued expenses, and other liabilities	26,225	35,769
Total liabilities	1,187,414	1,190,144

Commitments and contingencies (Note 11)

Capital:
Partners’ capital:
General partner: 110,883 OP Units outstanding at March 31, 2014 and December 31, 2013	1,153	1,163
Limited partners: 183,167,815 OP Units outstanding at March 31, 2014 and December 31, 2013	1,780,592	1,797,836
Accumulated other comprehensive income/(loss), net	(2,493)	(3,065)
Total partners’ capital	1,779,252	1,795,934
Payable/(receivable) due to/(from) General Partner	(43,987)	(9,916)
Noncontrolling interests	17,359	17,079
Total capital	1,752,624	1,803,097
Total liabilities and capital	$2,940,038	$2,993,241
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
REVENUES:
Rental income	$102,370	$97,770

OPERATING EXPENSES:
Property operating and maintenance	18,234	17,979
Real estate taxes and insurance	11,719	11,173
Property management	2,815	2,689
Other operating expenses	1,436	1,386
Real estate depreciation and amortization	44,271	44,856
General and administrative	6,970	5,575
Casualty-related (recoveries)/charges, net	500	(2,019)
Total operating expenses	85,945	81,639

Operating income	16,425	16,131

Interest expense	(8,863)	(8,995)
Interest expense on note payable due to General Partner	(1,151)	(267)
Income/(loss) from continuing operations	6,411	6,869
Income/(loss) from discontinued operations	—	905
Income/(loss) before gain/(loss) on sale of real estate owned	6,411	7,774
Gain/(loss) on sale of real estate owned	24,402	—
Net income/(loss)	30,813	7,774
Net (income)/loss attributable to noncontrolling interests	(280)	(45)
Net income/(loss) attributable to OP unitholders	$30,533	$7,729

Income/(loss) per weighted average OP Unit - basic and diluted:
Income/(loss) from continuing operations attributable to OP unitholders	$0.17	$0.04
Income(loss) from discontinued operations attributable to OP unitholders	$—	$0.00
Net income/(loss) attributable to OP unitholders	$0.17	$0.04

Weighted average OP Units outstanding - basic and diluted	183,279	184,281
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income/(loss)	$30,813	$7,774

Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(51)	(54)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	623	869
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	572	815

Comprehensive income/(loss)	31,385	8,589

Comprehensive (income)/loss attributable to noncontrolling interests	(280)	(45)

Comprehensive income/(loss) attributable to OP unitholders	$31,105	$8,544

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

	Class A Limited Partners	Limited Partners	UDR, Inc.		Accumulated Other Comprehensive Income/(Loss), net	Total Partners’ Capital	Payable/(Receivable) due to/(from) General Partner	Noncontrolling Interests
			Limited Partner	General Partner					Total
Balance at December 31, 2013	$40,902	$176,695	$1,580,239	$1,163	$(3,065)	$1,795,934	$(9,916)	$17,079	$1,803,097
Net income/(loss)	292	1,261	28,962	18	—	30,533	—	280	30,813
Distributions	(582)	(1,967)	(45,210)	(28)	—	(47,787)	—	—	(47,787)
Adjustment to reflect limited partners’ capital at redemption value	4,634	19,473	(24,107)	—	—	—	—	—	—
Other comprehensive income/(loss)	—	—	—	—	572	572	—	—	572
Net change in amount due to/(from) General Partner	—	—	—	—	—	—	(34,071)	—	(34,071)
Balance at March 31, 2014	$45,246	$195,462	$1,539,884	$1,153	$(2,493)	$1,779,252	$(43,987)	$17,359	$1,752,624
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for unit data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income/(loss)	30,813	7,774
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	44,271	45,393
Gain on sale of real estate owned	(24,402)	—
Casualty-related (recoveries)/charges, net	500	(519)
Other	32	523
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	1,510	(7,585)
Increase/(decrease) in operating liabilities	(4,052)	(3,033)
Net cash provided by operating activities	48,672	42,553

Investing Activities
Proceeds from sale of real estate investments, net	47,922	—
Development of real estate assets	(9,860)	(9,446)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(9,181)	(17,219)
Net cash provided by/(used in) investing activities	28,881	(26,665)

Financing Activities
Advances from/(to) General Partner, net	(74,963)	(12,177)
Payments on secured debt	(1,274)	(1,295)
Distributions paid to partnership unitholders	(2,360)	(2,263)
Payments of financing costs	—	(6)
Net cash provided by/(used in) financing activities	(78,597)	(15,741)
Net increase/(decrease) in cash and cash equivalents	(1,044)	147
Cash and cash equivalents, beginning of period	1,897	2,804
Cash and cash equivalents, end of period	$853	$2,951

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$10,742	$12,028
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

1. CONSOLIDATION AND BASIS OF PRESENTATION
Consolidation and Basis of Presentation
United Dominion Realty, L.P. (“UDR, L.P.,” the “Operating Partnership,” “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the three months ended March 31, 2014 and 2013, rental revenues of the Operating Partnership represented 53% and 54%, respectively, of the General Partner’s consolidated rental revenues (including those classified within discontinued operations). At March 31, 2014, the Operating Partnership’s apartment portfolio consisted of 67 communities located in 17 markets consisting of 20,482 apartment homes.
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
As of March 31, 2014, there were 183,278,698 OP Units outstanding, of which, 173,959,774 or 94.9% were owned by UDR and affiliated entities and 9,318,924 or 5.1% were owned by non-affiliated limited partners. See Note 9, Capital Structure.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of March 31, 2014, and results of operations for the three months ended March 31, 2014 and 2013 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2013 included in the Annual Report on Form 10-K filed by UDR and the Operating Partnership with the SEC on February 25, 2014.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which incorporates a requirement that a disposition represent a strategic shift in an entity’s operations into the definition of a

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2014

discontinued operation. In accordance with the ASU, a discontinued operation represents (1) a component of an entity or group of components that has been disposed of or is classified as held for sale in a single transaction and represents a strategic shift that has or will have a major effect on an entity’s financial results, or (2) an acquired business that is classified as held for sale on the date of acquisition. A strategic shift could include a disposal of (1) a separate major line of business, (2) a separate major geographic area of operations, (3) a major equity method investment, or (4) other major parts of an entity. The standard requires prospective application and will be effective for interim and annual periods beginning on or after December 15, 2014 with early adoption permitted. The early adoption provision excludes components of an entity that were sold or classified as held for sale prior to the adoption of the standard.
The Company elected to early adopt this standard effective January 1, 2014, which had a significant impact on the Company’s consolidated financial statements as further discussed in Note 4, Discontinued Operations and Assets Held for Sale. Subsequent to the Company’s adoption of ASU 2014-08, the sale of real estate that does not meet the definition of a discontinued operation under the standard is included in Gain/(loss) on sale of real estate owned on the Consolidated Statements of Operations.
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
Comprehensive Income/(Loss)
Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three months ended March 31, 2014 and 2013, the Operating Partnership’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges and (gain)/loss reclassified from other comprehensive income/(loss) into earnings. The (gain)/loss reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 8, Derivatives and Hedging Activity, for further discussion.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2014

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
Management of the Operating Partnership has reviewed all open tax years (2010 through 2013) of tax jurisdictions and concluded there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns.
3. REAL ESTATE OWNED
Real estate assets owned by the Operating Partnership consists of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. At March 31, 2014, the Operating Partnership owned and consolidated 67 communities in nine states plus the District of Columbia totaling 20,482 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014	December 31, 2013
Land	$996,448	$1,004,447
Depreciable property — held and used:
Buildings, improvements, and furniture, fixture and equipment	3,079,424	3,103,970
Under development:
Land	9,447	9,447
Construction in progress	80,391	70,616
Real estate owned	4,165,710	4,188,480
Accumulated depreciation	(1,268,617)	(1,241,574)
Real estate owned, net	$2,897,093	$2,946,906
The Operating Partnership did not have any acquisitions during the three months ended March 31, 2014 and 2013, respectively.
Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Operating Partnership capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the three months ended March 31, 2014 and 2013 were $755,000 and $673,000, respectively. During the three months ended March 31, 2014 and 2013, total interest capitalized was $1.0 million and $1.3 million, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion and depreciation commences over the estimated useful life.
During the three months ended March 31, 2014, the Operating Partnership sold one operating property and an adjacent parcel of land in San Diego, CA for gross proceeds of $48.7 million, resulting in net proceeds of $47.9 million. The Operating

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2014

Partnership recognized a $24.4 million gain, which is included in Gain/(loss) on sale of real estate owned on the Consolidated Statements of Operations. There was no real estate sold during the three months ended March 31, 2013.

In October 2012, Hurricane Sandy hit the East Coast, affecting two of the Operating Partnership’s operating communities located in New York City. The properties suffered some physical damage, and were closed to residents for a period following the hurricane. The Operating Partnership had insurance policies that provided coverage for property damage and business interruption, subject to applicable retentions.

During the three months ended March 31, 2013, the Operating Partnership recorded $2.0 million of insurance recovery related to the business interruption losses associated with Hurricane Sandy This recovery was included in Casualty-related (recoveries)/charges, net on the Consolidated Statements of Operations for the three months ended March 31, 2013.

During the three months ended March 31, 2014, we recorded a $500,000 casualty-related loss for one property damaged during an earthquake in California.
4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
Effective January 1, 2014, UDR prospectively adopted ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, for all communities not previously sold or classified as held for sale. The standard had a material impact on the Company’s consolidated financial statements. As a result of adopting the ASU, a $23.3 million gain from disposition of real estate, excluding a $1.1 million gain related to the sale of land, during the three months ended March 31, 2014 was included in Gain/(loss) on sale of real estate owned on the Consolidated Statements of Operations rather than in Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations.

Prior to the prospective adoption of ASU 2014-08, FASB ASC Subtopic 205.20, required, among other things, that the primary assets and liabilities and the results of operations of UDR’s real properties that have been sold or are held for disposition, be classified as discontinued operations and segregated in UDR’s Consolidated Statements of Operations and Consolidated Balance Sheets. Consequently, the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition prior to January 1, 2014 are accounted for as discontinued operations for all periods presented.  This presentation does not have an impact on net income available to common stockholders, it only results in the reclassification of the operating results within the Consolidated Statements of Operations for the periods ended March 31, 2014 and 2013, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013.
In 2013, the Company sold two communities with 914 apartments in the Sacramento market. The operating results related to these communities for the three months ended March 31, 2013 are included in Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations.
The following is a summary of income/(loss) from discontinued operations for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Rental income	$—	$2,290
Rental expenses	—	785
Property management	—	63
Real estate depreciation	—	537
Income/(loss) from discontinued operations	$—	$905

Income/(loss) from discontinued operations attributable to UDR, Inc.	$—	$905

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2014

5. DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	Principal Outstanding		As of March 31, 2014
	March 31, 2014	December 31, 2013	Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
Fixed Rate Debt
Mortgage notes payable	$384,699	$386,803	5.44%	2.3	5
Fannie Mae credit facilities	378,878	379,003	4.71%	5.2	10
Total fixed rate secured debt	763,577	765,806	5.08%	3.8	15
Variable Rate Debt
Tax-exempt secured note payable	27,000	27,000	0.82%	18.0	1
Fannie Mae credit facilities	142,059	142,059	1.88%	7.5	5
Total variable rate secured debt	169,059	169,059	1.71%	9.2	6
Total Secured Debt	$932,636	$934,865	4.47%	4.7	21
As of March 31, 2014, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $836.8 million with $836.8 million outstanding. The Fannie Mae credit facilities are for an initial term of seven to 10 years and bear interest at floating and fixed rates. At March 31, 2014, $625.4 million of the outstanding balance was fixed at a weighted average interest rate of 4.99% and the remaining balance of $211.4 million on these facilities had a weighted average variable interest rate of 1.59%.
The following information relates to the credit facilities allocated to the Operating Partnership (dollars in thousands):

	March 31, 2014	December 31, 2013
Borrowings outstanding	$520,937	$521,062
Weighted average borrowings during the period ended	521,159	522,007
Maximum daily borrowings during the period	521,389	523,187
Weighted average interest rate during the period ended	4.1%	4.2%
Interest rate at the end of the period	4.1%	4.1%
The Operating Partnership may from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair value adjustment of the fixed rate debt instruments on the Operating Partnership’s properties was a net premium of $9.0 million and $10.0 million at March 31, 2014 and December 31, 2013, respectively.
Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from December 2015 through May 2019 and carry interest rates ranging from 3.43% to 5.94%.
Secured credit facilities. At March 31, 2014, the General Partner had borrowings against its fixed rate facilities of $625.4 million, of which $378.9 million was allocated to the Operating Partnership based on the ownership of the assets securing the

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2014

debt. As of March 31, 2014, the fixed rate Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average fixed interest rate of 4.71%.
Variable Rate Debt
Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures March 2032. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 0.82% as of March 31, 2014.
Secured credit facilities. At March 31, 2014, the General Partner had borrowings against its variable rate facilities of $211.4 million of which $142.1 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of March 31, 2014, the variable rate borrowings under the Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average floating interest rate of 1.88%.
The aggregate maturities of the Operating Partnership’s secured debt due during each of the next five calendar years subsequent to March 31, 2014 are as follows (dollars in thousands):

	Fixed		Variable
Year	Mortgage Notes	Credit Facilities	Tax Exempt Notes Payable	Credit Facilities	Total
2014	$5,441	$258	$—	$—	$5,699
2015	191,893	366	—	—	192,259
2016	133,798	385	—	—	134,183
2017	1,442	15,640	—	6,566	23,648
2018	1,577	161,754	—	46,272	209,603
Thereafter	50,548	200,475	27,000	89,221	367,244
Total	$384,699	$378,878	$27,000	$142,059	$932,636

Guarantor on Unsecured Debt
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $900 million, $250 million of term notes due June 2018, $100 million of term notes due June 2018, $300 million of medium-term notes due June 2018, $300 million of medium-term notes due October 2020, and $400 million of medium-term notes due January 2022. As of March 31, 2014, the outstanding balance under the unsecured revolving credit facility was $287.5 million. As of December 31, 2013, there were no outstanding borrowings under the unsecured revolving credit facility.
6. RELATED PARTY TRANSACTIONS
Payable/(Receivable) Due To/(From) the General Partner
The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had net receivable balance of $44.0 million and $9.9 million at March 31, 2014 and December 31, 2013, respectively, which is reflected as a reduction of capital, respectively, on the Consolidated Balance Sheets.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2014

Allocation of General and Administrative Expenses
The General Partner provides various general and administrative and other overhead services for the Operating Partnership including legal assistance, acquisitions analysis, marketing and advertising, and allocates these expenses to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on its pro-rata portion of UDR’s total apartment homes. During the three months ended March 31, 2014 and 2013, the general and administrative expenses allocated to the Operating Partnership by UDR were $6.7 million and $5.3 million, respectively, and are included in General and administrative on the Consolidated Statements of Operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.
During the three months ended March 31, 2014 and 2013, the Operating Partnership incurred $3.1 million and $3.0 million, respectively, of related party management fees related to a management agreement entered into in 2011with wholly- owned subsidiaries of RE3. (See further discussion in paragraph below.) These related party management fees are initially recorded in General and administrative on the Consolidated Statements of Operations, and a portion related to management fees charged by the Taxable REIT Subsidiary (“TRS”) of the General Partner is reclassified to Property management on the Consolidated Statements of Operations. (See further discussion below.)
Management Fee
In 2011, the Operating Partnership entered into a management agreement with wholly owned subsidiaries of RE3. Under the management agreement, the Operating Partnership is charged a management fee equal to 2.75% of gross rental revenues, which is classified in Property Management on the Consolidated Statements of Operations.
Notes Payable to General Partner
As of March 31, 2014 and December 31, 2013, the Operating Partnership had $88.7 million of unsecured notes payable to the General Partner at annual interest rates between 5.18% and 5.337%. Certain limited partners of the Operating Partnership have provided guarantees related to these notes payable. The guarantees were provided by the limited partners in conjunction with their contribution of properties to the Operating Partnership. The notes mature on August 31, 2021 and December 31, 2023 and interest payments are made monthly. The Operating Partnership recognized $1.2 million and $267,000 of interest expense on the notes payable during the three months ended March 31, 2014 and 2013, respectively.

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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2014

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of March 31, 2014 and December 31, 2013 are summarized as follows (dollars in thousands):

			Fair Value at March 31, 2014, Using
	Total Carrying Amount in Statement of Financial Position on March 31, 2014	Fair Value Estimate at March 31, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Derivatives- Interest rate contracts (a)	$2,302	$2,302	$—	$2,302	$—
Secured debt instruments- fixed rate: (b)
Mortgage notes payable	384,699	401,086	—	—	401,086
Fannie Mae credit facilities	378,878	395,919	—	—	395,919
Secured debt instruments- variable rate: (b)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Fannie Mae credit facilities	142,059	142,059	—	—	142,059
Total liabilities	$934,938	$968,366	$—	$2,302	$966,064

			Fair Value at December 31, 2013, Using
	Total Carrying Amount in Statement of Financial Position on December 31, 2013	Fair Value Estimate at December 31, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Derivatives- Interest rate contracts (a)	$2,731	$2,731	$—	$2,731	$—
Secured debt instruments- fixed rate: (b)
Mortgage notes payable	386,803	403,695	—	—	403,695
Fannie Mae credit facilities	379,003	394,239	—	—	394,239
Secured debt instruments- variable rate: (b)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Fannie Mae credit facilities	142,059	142,059	—	—	142,059
Total liabilities	$937,596	$969,724	$—	$2,731	$966,993

(a)	See Note 8, Derivatives and Hedging Activity.

(b)	See Note 5, Debt.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2014

The General Partner, on behalf of the Operating Partnership, incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Operating Partnership has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Although the General Partner, on behalf of the Operating Partnership, has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2014 and December 31, 2013, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Financial Instruments Not Carried at Fair Value
At March 31, 2014, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Operating Partnership using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
Fair value of our debt instruments is estimated by discounting the remaining cash flows of the debt instrument at a discount rate equal to the replacement market credit spread plus the corresponding treasury yields. Factors considered in determining a replacement market credit spread include general market conditions, borrower specific credit spreads, time remaining to maturity, loan-to-value ratios and collateral quality (Level 3).
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2014

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2014 and 2013, the Operating Partnership recorded no ineffectiveness and less than $1,000 loss from ineffectiveness in earnings attributable to an index mismatch between the derivative and the hedged item, respectively.
Amounts reported in Accumulated other comprehensive income/(loss), net related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is allocated to the Operating Partnership. During the next twelve months through March 31, 2015, we estimate that an additional $1.9 million will be reclassified as an increase to interest expense.
As of March 31, 2014, the Operating Partnership had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	2	$96,974
Interest rate caps	6	$255,561
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in losses of $0 and $2,000 for the three months ended March 31, 2014 and 2013, respectively.
As of March 31, 2014, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	1	$83,289

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2014

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Operating Partnership’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013.

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance Sheet Location	March 31, 2014	December 31, 2013	Balance Sheet Location	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$97	$—	Other liabilities	$2,302	$2,731
Total		$97	$—		$2,302	$2,731

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$—	$—	Other liabilities	$—	$—
Total		$—	$—		$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships				Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2014	2013		2014	2013

For the Three Months Ended March 31,
Interest rate products	$(51)	$(54)	Interest expense	$(623)	$(869)
Total	$(51)	$(54)		$(623)	$(869)

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2014

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives

		2014	2013

For the Three Months Ended March 31,
Interest rate products	Other operating expenses	$—	$(2)
Total		$—	$(2)
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
Certain of the General Partner’s agreements with its derivative counterparties contain provisions where if there is a change in the General Partner’s financial condition that materially changes the General Partner’s creditworthiness in an adverse manner, the General Partner may be required to fully collateralize its obligations under the derivative instrument. At March 31, 2014 and December 31, 2013, no cash collateral was posted or required to be posted by the General Partner or by a counterparty.
The General Partner also has an agreement with a derivative counterparty that incorporates the loan and financial covenant provisions of the General Partner’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with these covenant provisions would result in the General Partner being in default on any derivative instrument obligations covered by the agreement.
The General Partner has certain agreements with some of its derivative counterparties that contain a provision where in the event of default by the General Partner or the counterparty, the right of setoff may be exercised. Any amount payable to one party by the other party may be reduced by its setoff against any amounts payable by the other party. Events that give rise to default by either party may include, but are not limited to, the failure to pay or deliver payment under the derivative contract, the failure to comply with or perform under the derivative agreement, bankruptcy, a merger without assumption of the derivative agreement, or in a merger, a surviving entity’s creditworthiness is materially weaker than the original party to the derivative agreement.
As of March 31, 2014, the fair value of derivatives in a net liability position that were allocated to the Operating Partnership, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.5 million. As of March 31, 2014, the General Partner has not posted any collateral related to these agreements. If the General Partner had breached any of these provisions at March 31, 2014, it would have been required to settle its obligations under the agreements at their termination value of $2.5 million.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2014

The General Partner has elected not to offset derivative positions in the consolidated financial statements. The table below presents the effect on the Operating Partnership’s financial position had the General Partner made the election to offset its derivative positions as of March 31, 2014 and December 31, 2013:

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Financial Instruments	Cash Collateral Received	Net Amount

March 31, 2014	$97	$—	$97	$—	$—	$97

December 31, 2013	$—	$—	$—	$—	$—	$—

(a) Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (b)	Financial Instruments	Cash Collateral Posted	Net Amount

March 31, 2014	$2,302	$—	$2,302	$—	$—	$2,302

December 31, 2013	$2,731	$—	$2,731	$—	$—	$2,731

(b) Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2014

9. CAPITAL STRUCTURE
General Partnership Units
The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP Units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Partnership Units. There were 110,883 General Partnership units outstanding at March 31, 2014 and December 31, 2013, all of which were held by UDR.
Limited Partnership Units
At March 31, 2014 and December 31, 2013, there were 183,167,815 limited partnership units outstanding, of which 1,873,332 were Class A Limited Partnership Units. UDR owned 173,848,891 or 94.9% at March 31, 2014 and December 31, 2013, of which 121,661 were Class A Limited Partnership Units. The remaining 9,318,924 or 5.1% OP Units outstanding, were held by non-affiliated partners at March 31, 2014 and December 31, 2013, of which 1,751,671 were Class A Limited Partnership Units.
Subject to the terms of the Operating Partnership Agreement, the limited partners have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the limited partner at a redemption price equal to and in the form of the Cash Amount (as defined in the Operating Partnership Agreement), provided that such OP Units have been outstanding for at least one year. UDR, as general partner of the Operating Partnership may, in its sole discretion, purchase the OP Units by paying to the limited partner either the Cash Amount or the REIT Share Amount (generally one share of common stock of UDR for each OP Unit), as defined in the Operating Partnership Agreement.
The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $240.7 million and $217.6 million as of March 31, 2014 and December 31, 2013, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.
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
Allocation of Profits and Losses
Profit of the Operating Partnership is allocated in the following order: (i) to the General Partner and the Limited Partners in proportion to and up to the amount of cash distributions made during the year, and (ii) to the General Partner and Limited Partners in accordance with their percentage interests. Losses and depreciation and amortization expenses, non-recourse liabilities are allocated to the General Partner and Limited Partners in accordance with their percentage interests. Losses allocated to the Limited Partners are capped to the extent that such an allocation would not cause a deficit in the Limited Partners’ capital account. Such losses are, therefore, allocated to the General Partner. If any Partner’s capital balance were to fall into a deficit, any income and gains are allocated to each Partner sufficient to eliminate its negative capital balance.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2014

10. INCOME/(LOSS) PER OPERATING PARTNERSHIP UNIT
Basic income/(loss) per OP Unit is computed by dividing net income/(loss) attributable to general and limited partner unitholders by the weighted average number of general and limited partner units (including redeemable OP Units) outstanding during the period. Diluted income/(loss) per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units or resulted in the issuance of OP Units and then shared in the income/(loss) of the Operating Partnership. For the three months ended March 31, 2014 and 2013, there were no dilutive instruments outstanding, and therefore, diluted income/(loss) per OP Unit and basic income/(loss) per OP Unit are the same. See note 9, Capital Structure, for further discussion on redemption rights of OP Units.
The following table sets forth the computation of basic and diluted income/(loss) per OP Unit for the periods presented (dollars in thousands, except per OP Unit data):

	Three Months Ended March 31,
	2014	2013
Numerator for income/(loss) per OP Unit — basic and diluted:
Income/(loss) from continuing operations	$6,411	$6,869
Gain/(loss) on sale of real estate owned	24,402	—
(Income)/loss from continuing operations attributable to noncontrolling interests	(280)	(45)
Income/(loss) from continuing operations attributable to OP unitholders	$30,533	$6,824

Income/(loss) from discontinued operations	$—	$905
(Income)/loss from discontinued operations attributable to noncontrolling interests	—	—
Income/(loss) from discontinued operations attributable to OP unitholders	$—	$905

Net income/(loss)	$30,813	$7,774
Net (income)/loss attributable to noncontrolling interests	(280)	(45)
Net income/(loss) attributable to OP unitholders	$30,533	$7,729

Denominator for income/(loss) per OP Unit — basic and diluted:
Weighted average OP Units outstanding — basic and diluted	183,279	184,281

Income/(loss) per weighted average OP Unit — basic and diluted:
Income/(loss) from continuing operations attributable to OP unitholders	$0.17	$0.04
Income/(loss) from discontinued operations attributable to OP unitholders	$—	$0.00
Net income/(loss) attributable to OP unitholders	$0.17	$0.04

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2014

11. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Operating Partnership’s real estate commitments at March 31, 2014 (dollars in thousands):

	Number of Properties	Costs Incurred to Date (a)	Expected Costs to Complete (unaudited)
Real estate communities — under development	1	$89,838	$42,162
Real estate communities — redevelopment	1	76,083	3,900
		$165,921	$46,062

(a) Includes $9.0 million and $1.0 million of accrued fixed assets for development and redevelopment, respectively.
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
The Operating Partnership owns and operates multifamily apartment communities throughout the United States that generate rental and other property related income through the leasing of apartment homes to a diverse base of tenants. The primary financial measures of the Operating Partnership’s apartment communities are rental income and net operating income (“NOI”), and are included in the chief operating decision maker’s assessment of the Operating Partnership’s performance on a consolidated basis. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. NOI is defined as total revenues less direct property operating expenses. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI is property management expense which is calculated as 2.75% of property revenue to cover the regional supervision and accounting costs related to consolidated property operations, and land rent. The chief operating decision maker of the General Partner utilizes NOI as the key measure of segment profit or loss.
The Operating Partnership’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•
Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2013 and held as of March 31, 2014. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2014

•
Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed, redeveloped, and the non-apartment components of mixed use properties.

Management of the General Partner evaluates the performance of each of the Operating Partnership’s apartment communities on a Same-Store Community and Non-Mature Community/Other basis, as well as individually and geographically. This is consistent with the aggregation criteria of Topic 280 as each of the apartment communities generally has similar economic characteristics, facilities, services, and tenants. Therefore, the Operating Partnership’s reportable segments have been aggregated by geography in a manner identical to that which is provided to the chief operating decision maker.
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the three months ended March 31, 2014 and 2013.
The following table details rental income and NOI from continuing and discontinued operations for the Operating Partnership’s reportable segments for the three months ended March 31, 2014 and 2013, and reconciles NOI to Net Income/(Loss) Attributable to OP Unitholders in the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Reportable apartment home segment rental income
Same-Store Communities
West Region	$46,856	$43,822
Mid-Atlantic Region	17,246	16,911
Southeast Region	11,131	10,586
Northeast Region	9,246	8,906
Southwest Region	6,553	6,221
Non-Mature Communities/Other	11,338	13,614
Total consolidated rental income	$102,370	$100,060
Reportable apartment home segment NOI
Same-Store Communities
West Region	$34,238	$31,433
Mid-Atlantic Region	11,565	11,533
Southeast Region	7,457	7,005
Northeast Region	6,824	6,475
Southwest Region	4,217	3,843
Non-Mature Communities/Other	8,116	9,834
Total consolidated NOI	72,417	70,123
Reconciling items:
Property management	(2,815)	(2,752)
Other operating expenses	(1,436)	(1,386)
Real estate depreciation and amortization	(44,271)	(45,393)
General and administrative	(6,970)	(5,575)
Casualty-related recoveries/(charges), net	(500)	2,019
Interest expense	(10,014)	(9,262)
Gain/(loss) on sale of real estate owned	24,402	—
Net (income)/loss attributable to noncontrolling interests	(280)	(45)
Net income/(loss) attributable to OP unitholders	$30,533	$7,729

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
MARCH 31, 2014

The following table details the assets of the Operating Partnership’s reportable segments as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014	December 31, 2013
Reportable apartment home segment assets
Same-Store Communities
West Region	$1,734,393	$1,733,144
Mid-Atlantic Region	707,198	706,447
Southeast Region	329,163	328,150
Northeast Region	444,242	443,483
Southwest Region	226,531	226,252
Non-Mature Communities/Other	724,183	751,004
Total assets	4,165,710	4,188,480
Accumulated depreciation	(1,268,617)	(1,241,574)
Total assets - net book value	2,897,093	2,946,906
Reconciling items:
Cash and cash equivalents	853	1,897
Restricted cash	13,155	13,526
Deferred financing costs, net	5,491	5,848
Other assets	23,446	25,064
Total consolidated assets	$2,940,038	$2,993,241
Capital expenditures related to the Operating Partnership’s Same-Store Communities totaled $3.9 million and $3.7 million for the three months ended March 31, 2014 and 2013, respectively. Capital expenditures related to the Operating Partnership’s Non-Mature Communities/Other totaled $280,000 and $325,000 for the three months ended March 31, 2014 and 2013, respectively.
Markets included in the above geographic segments are as follows:

i.	West Region — San Francisco, Orange County, Seattle, Monterey Peninsula, Los Angeles, Other Southern California, and Portland

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
At March 31, 2014, our consolidated real estate portfolio included 143 communities in 10 states plus the District of Columbia totaling 41,455 apartment homes. In addition, we had an ownership interest in 35 communities with 9,791 apartment homes through unconsolidated operating communities. The same-store community apartment home population for the three months ended March 31, 2014 was 36,817.

The following table summarizes our market information by major geographic markets as of March 31, 2014.

		As of March 31, 2014			For the Three Months Ended March 31, 2014
	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Monthly Income per Occupied Home (a)
Same-Store Communities
West Region
San Francisco, CA	11	2,436	7.9%	661,464	96.7%	2,709
Orange County, CA	10	3,290	7.2%	$607,665	94.8%	$1,732
Seattle, WA	11	2,165	5.7%	475,690	96.9%	1,547
Monterey Peninsula, CA	7	1,565	1.9%	159,707	91.6%	1,181
Los Angeles, CA	4	800	3.3%	276,148	95.7%	2,238
Other Southern California	4	875	1.7%	140,914	95.1%	1,517
Portland, OR	3	716	0.9%	72,984	97.7%	1,163
Mid-Atlantic Region
Metropolitan D.C.	13	4,313	10.6%	886,941	96.9%	1,818
Baltimore, MD	11	2,301	3.7%	306,642	96.5%	1,458
Richmond, VA	4	1,358	1.7%	138,356	96.8%	1,204
Norfolk, VA	6	1,438	1.1%	89,169	94.4%	1,001
Other Mid-Atlantic	1	168	0.2%	12,550	97.0%	990
Southeast Region
Tampa, FL	10	3,452	4.0%	336,584	96.2%	1,108
Orlando, FL	11	3,167	3.5%	287,139	96.7%	1,037
Nashville, TN	8	2,260	2.3%	188,681	97.1%	1,037
Other Florida	1	636	1.0%	80,335	96.6%	1,342
Northeast Region
New York, NY	2	700	5.0%	419,898	97.6%	3,628
Boston, MA	4	1,179	3.9%	320,337	95.9%	2,165
Southwest Region
Dallas, TX	8	2,725	3.5%	289,125	96.6%	1,119
Austin, TX	4	1,273	1.8%	146,883	96.7%	1,254
Total/Average Same- Store Communities	133	36,817	70.9%	5,897,212	96.2%	$1,520
Non Matures, Commercial Properties & Other	10	4,638	26.4%	2,195,307
Total Real Estate Held for Investment	143	41,455	97.3%	8,092,519
Real Estate Under Development (b)	—	—	2.7%	222,601
Total Real Estate Owned	143	41,455	100.0%	8,315,120
Total Accumulated Depreciation				(2,279,928)
Total Real Estate Owned, Net of Accumulated Depreciation				$6,035,192

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.

(b)	The Company is currently developing three wholly-owned communities with 874 apartment homes, of which none have been completed.
We report in two segments: Same-Store Communities and Non-Mature Communities/Other.
Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2013 and held as of March 31, 2014. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

Our Non-Mature Communities/Other segment represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed, redeveloped, and the non-apartment components of mixed use properties.
Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations either through operating cash flows, sales of properties, borrowings under our credit agreements, and/or the issuance of debt and/or equity securities. Our primary source of liquidity is our cash flow from operations related to our portfolio of apartment homes and borrowings under our credit agreements. We routinely use our unsecured credit facility to temporarily fund certain investing and financing activities prior to arranging for longer-term financing or the issuance of equity or debt securities. During the past several years, proceeds from the sale of real estate have been used for both investing and financing activities as we repositioned our portfolio.
We expect to meet our short-term liquidity requirements generally through net cash provided by property operations and borrowings under our credit agreements. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, the repayment of financing on development activities, and potential property acquisitions, through secured and unsecured borrowings, the issuance of debt or equity securities, and/or the disposition of properties. We believe that our net cash provided by property operations and borrowings under our credit agreements will continue to be adequate to meet both operating requirements and the payment of dividends by the Company in accordance with REIT requirements. Likewise, the budgeted expenditures for improvements and renovations of certain properties are expected to be funded from property operations, borrowings under credit agreements, the issuance of debt or equity securities, and dispositions of properties.
Future Capital Needs
Future development and redevelopment expenditures may be funded through borrowings under unsecured or secured credit facilities, proceeds from the issuance of equity or debt securities, sales of properties, and, to a lesser extent, from cash flow provided by property operations. Acquisition activity in strategic markets may be funded through joint ventures, by the reinvestment of proceeds from the sale of properties, through the issuance of equity or debt securities, the issuance of operating partnership units and the assumption or placement of secured and/or unsecured debt.
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
As of March 31, 2014, we had approximately $43.1 million of secured debt maturing, inclusive of principal amortization, and $127.8 million, net of discount, of unsecured debt maturing during the remainder of 2014. We paid off $128.5 million of 5.5% medium-term notes due April 2014 with borrowings under the Company’s $900 million unsecured revolving credit facility.
We anticipate repaying that debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements.
Critical Accounting Policies and Estimates and New Accounting Pronouncements
Our critical accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to (1) capital expenditures, (2) impairment of long-lived assets, (3) real estate investment properties, and (4) revenue recognition.
Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in UDR’s Annual Report on Form 10-K, filed with the SEC on February 25, 2014. There have been no significant changes in our critical accounting policies from those reported in our Form 10-K filed with the SEC on February 25, 2014. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.
Effective January 1, 2014, UDR prospectively adopted Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, for all communities not previously sold or classified as held for sale. ASU 2014-08 incorporates into the definition of a discontinued operation a requirement that a disposition represent a strategic shift in an entity’s operations, which resulted in UDR no longer classifying the sale of communities as a discontinued operation. See Note 2, Significant Accounting Policies, to the UDR Consolidated Financial Statements for more information on the new accounting pronouncement.
Statements of Cash Flows
The following discussion explains the changes in net cash provided by operating activities, net cash provided by/(used in) investing activities, and net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013.
Operating Activities
For the three months ended March 31, 2014, our net cash flow provided by operating activities was $82.5 million compared to $66.7 million for the comparable period in 2013. The increase in cash flow from operating activities is primarily due to improved income from continuing operations.
Investing Activities
For the three months ended March 31, 2014, net cash provided by/(used in) investing activities was $(136.7) million compared to $(101.0) million for the comparable period in 2013. The change in investing activities was due to changes in the level of investment activities, which reflect our strategy as it relates to our investments in unconsolidated joint ventures and partnerships, dispositions, capital expenditures, and development activities, all of which are discussed in further detail throughout this Report.
Acquisitions
In January 2014, the Company acquired a fully-entitled land parcel for future development located in Huntington Beach, California for approximately $78.0 million.
Disposition of Investments
During the three month ended March 31, 2014, UDR sold one operating property and an adjacent land parcel in San Diego, CA for gross proceeds of $48.7 million, resulting in net proceeds of $47.9 million. UDR recognized gains on the sale of $24.4 million, which is included in Income/(loss) on sale of real estate owned, net of tax on the UDR Consolidated Statements of Operations. Proceeds were used primarily to fund development and redevelopment activities and to reduce debt.
Capital Expenditures
In conformity with GAAP, we capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.
Total capital expenditures, which in aggregate include recurring capital expenditures and major renovations, of $20.1 million or $499 per stabilized home were spent on all of our communities, excluding development and commercial properties, for the three months ended March 31, 2014 as compared to $30.0 million or $723 per stabilized home for the comparable period in prior year.
The decrease in total capital expenditures was primarily due to:

•
a decrease in major renovations of 48.9% or $11.2 million. Major renovations of $11.7 million or $290 per home were spent for the three months ended March 31, 2014 as compared to $22.9 million or $551 per home for the comparable period in the prior year. Major renovations for the three months ended March 31, 2014 were primarily attributable to the redevelopment of two wholly-owned communities (1,423 of 1,670 apartment homes being redeveloped, 1,146 of which have been completed) with a budget of $178.0 million, of which we have $145.6 million of costs incurred at March 31, 2014.

This decrease was partially offset by:

•	an increase of 373.9% or $1.4 million in revenue-enhancing capital expenditures, such as kitchen and bath remodels.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development and commercial properties, for the three months ended March 31, 2014 and 2013:

				Per Home
	Three Months Ended March 31,			Three Months Ended March 31,
	(dollars in thousands)
	2014	2013	% Change	2014	2013	% Change
Turnover capital expenditures	$2,593	$2,334	11.1%	$64	$56	14.3%
Asset preservation expenditures	4,008	4,428	(9.5)%	100	107	(6.5)%
Total recurring capital expenditures	6,601	6,762	(2.4)%	164	163	0.6%
Revenue enhancing improvements	1,815	383	373.9%	45	9	400.0%
Major renovations	11,694	22,874	(48.9)%	290	551	(47.4)%
Total capital expenditures	$20,110	$30,019	(33.0)%	$499	$723	(31.0)%
Repair and maintenance expense	$7,523	$7,742	(2.8)%	$187	$186	0.5%
Average stabilized home count (a)	40,300	41,626

(a)	Average number of homes is calculated based on the number of stabilized homes outstanding at the end of each month.
We intend to continue to selectively add revenue enhancing improvements which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement. Recurring capital expenditures during 2014 are projected to be approximately $1,100 per home.
Real Estate Under Development and Redevelopment
As of March 31, 2014, our development pipeline for three wholly-owned communities totaled 874 homes, of which none have been completed, with a budget of $400.4 million, in which we have a carrying value of $222.6 million. The estimated completion date for these communities will be through the second quarter of 2015.
As of March 31, 2014, the Company is redeveloping 1,423 apartment homes, 1,146 of which have been completed, at two wholly-owned communities with 1,670 total apartment homes.
Consolidated Joint Ventures

In December 2013, the Company consolidated its 95%/5% development joint ventures 13th and Market JV in San Diego, CA and Domain College Park JV in Metropolitan, D.C. The consolidation was due to the Company becoming the managing member of each of the joint ventures pursuant to amendments to the limited liability company agreement for each joint venture. In connection with the amendments, our partner received equity distributions reducing its capital account balances to zero, the Company replaced our partner as the managing member, and our partner no longer has the ability to substantively participate in the decision-making process, with only protective rights remaining. We accounted for the consolidations as asset acquisitions since the joint ventures were under development and not complete at the time of consolidation resulting in no gain or loss upon consolidation and increasing our real estate owned by $129.4 million and our debt owed by $63.6 million. In addition pursuant to the amendments, the Company paid a non-refundable deposit to our partner in January 2014 of $2.0 million for each joint venture, or $4.0 million in total, for the right to exercise options in 2014 to acquire our partner’s upside participation in the joint ventures. The non-refundable deposits will be applied towards the future purchase price, which will be equivalent to our partner’s right to receive certain upside participation from the developments.

Unconsolidated Joint Ventures and Partnerships
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures and partnerships consisting of our proportionate share of the net income or losses of the joint ventures and partnerships. In addition, we may earn fees for providing management services to the unconsolidated joint ventures and partnerships.
The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net which are accounted for under the equity method of accounting as of March 31, 2014 and December 31, 2013 (dollars in thousands):

Joint Venture	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at		UDR’s Ownership Interest
		2014	2014	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Operating and development:
UDR/MetLife I (a)	Various	6 operating communities	1,523	$41,866	$47,497	13.9%	13.2%
		7 land parcels	N/A			4.0%	4.0%
UDR/MetLife II (a)	Various	15 operating communities	3,119	325,025	327,926	50.0%	50.0%
UDR/MetLife Vitruvian Park®	Addison, TX	2 operating communities	739	80,338	79,318	50.0%	50.0%
		1 non-stabilized community	391
		6 land parcels	N/A
UDR/MetLife 399 Fremont	San Francisco, CA	1 development community (*)	447	46,862	36,313	51.0%	51.0%
UDR/KFH	Washington, D.C.	3 operating communities	660	24,854	25,919	30.0%	30.0%
Texas	Texas	8 operating communities	3,359	(24,217)	(23,591)	20.0%	20.0%
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment				494,728	493,382

	Location	Interest Rate	Years To Maturity	Investment at		Income From Participating Loan Investment For The Three Months Ended March 31,
				March 31, 2014	December 31, 2013	2014	2013
Participating loan investment:
Steele Creek	Denver, CO	6.5%	3.6	23,199	14,273	$321	$—
Participating loan investments				23,199	14,273

Total investment in and advances to unconsolidated joint ventures, net				$517,927	$507,655

(*)
The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes. As of March 31, 2014, no apartment homes have been completed at UDR/MetLife 399 Fremont.

(a) On March 31, 2014, the Company sold its minority ownership interests in two small operating communities located in Los Angeles, CA to MetLife for cash proceeds of approximately $3 million. An immaterial gain upon the sale of the two operating communities was recognized in connection with the transaction. On April 21, 2014, the Company increased its ownership interest in the remaining six operating communities in the UDR/MetLife I Joint Venture from 12 percent to 50 percent and MetLife and the Company contributed the communities to the UDR/MetLife II Joint Venture.  The Company paid MetLife approximately $82 million for the additional ownership interests. The remaining assets in the UDR/MetLife I Joint Venture are comprised of seven potential development land sites in which the Company owns approximately four percent. The Company will continue to manage the operating communities that were contributed to the UDR/MetLife II Joint Venture as well as the two operating communities in which it sold its minority ownership interests.
The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.
We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decreases in the value of its investments in unconsolidated joint ventures and partnerships during the three months ended March 31, 2014 and 2013.
Financing Activities
For the three months ended March 31, 2014, our net cash provided by/(used in) financing activities was $39.8 million compared to $29.4 million for the comparable period of 2013.
The following significant financing activities occurred during the three months ended March 31, 2014:

•	net borrowings of $287.5 million under the Company’s $900 million unsecured revolving credit facility; and

•	repaid $184.0 million of 5.13% unsecured medium-term notes due January 2014.

Credit Facilities
As of March 31, 2014, the Company has secured credit facilities with Fannie Mae with an aggregate commitment of $836.8 million with $836.8 million outstanding. The Fannie Mae credit facilities are for terms of seven to ten years and bear interest at floating and fixed rates. The Company has $625.4 million of the funded balance fixed at a weighted average interest rate of 4.99%, and the remaining balance of $211.4 million on these facilities is currently at a weighted average variable rate of 1.59% at March 31, 2014.

As of March 31, 2014, the Company has a $900 million unsecured revolving credit facility that matures in December 2017. The credit facility has a six month extension option and contains an accordion feature that allows us to increase the facility to $1.45 billion. Based on the Company’s current credit rating, the credit facility carries an interest rate equal to LIBOR plus a spread of 110 basis points and a facility fee of 20 basis points. As of March 31, 2014, we had $287.5 million outstanding borrowings under the credit facility, leaving $612.5 million of unused capacity (excluding $2.2 million of letters of credit at March 31, 2014).
The Fannie Mae credit facilities and the bank unsecured revolving credit facility are subject to customary financial covenants and limitations.
Derivative Instruments
As part of UDR’s overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. UDR’s derivative transactions used for interest rate risk management include interest rate swaps with indexes that relate to the pricing of specific debt instruments of UDR. We believe that we have appropriately controlled our interest rate risk through the use of derivative instruments to minimize any unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three months ended March 31, 2014 (see Note 10, Derivatives and Hedging Activity, in the Notes to the UDR Consolidated Financial Statements included in this Report).
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $696.8 million in variable rate debt that is not subject to interest rate swap contracts as of March 31, 2014. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the three months ended March 31, 2014 would increase by $1.8 million based on the average balance outstanding during the period.
These amounts are determined by considering the impact of hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of the adjusted level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure.
The Company also utilizes derivative financial instruments to manage interest rate risk and generally designates these financial instruments as cash flow hedges. See Note 10, Derivatives and Hedging Activities, in the Notes to the UDR Consolidated Financial Statements included in this Report for additional discussion of derivate instruments.
Funds from Operations, Funds from Operations as Adjusted, and Adjusted Funds from Operations

Funds from Operations

Funds from operations (“FFO”) is defined as net income (computed in accordance with GAAP, excluding impairment write-downs of depreciable real estate or of investments in non-consolidated investees that are driven by measurable decreases in the fair value of depreciable real estate held by the investee, gains (or losses) from sales of depreciable property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. This definition conforms with the National Association of Real Estate Investment Trust’s (“NAREIT”) definition issued in April 2002. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of a REIT’s operating performance. In the computation of diluted FFO, OP Units, unvested restricted stock, stock options, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive; therefore, they are included in the diluted share count.

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

The following table outlines our reconciliation of Net Income/(Loss) Attributable to UDR, Inc. to FFO, FFO as Adjusted, and AFFO for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Net income/(loss) attributable to UDR, Inc.	$18,361	$(268)
Distributions to preferred stockholders	(931)	(931)
Real estate depreciation and amortization, including discontinued operations	88,533	83,442
Net income/(loss) attributable to noncontrolling interests	651	(41)
Real estate depreciation and amortization on unconsolidated joint ventures	10,667	9,005
Net (gain)/loss on the sale of depreciable property, excluding TRS	(23,174)	—
Funds from operations (“FFO”), basic	$94,107	$91,207
Distribution to preferred stockholders — Series E (Convertible)	931	931
FFO, diluted	$95,038	$92,138
FFO per common share, basic	$0.36	$0.35
FFO per common share, diluted	$0.36	$0.35
Weighted average number of common shares and OP Units outstanding — basic	259,496	259,298
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	264,177	263,626

Impact of adjustments to FFO:
Acquisition-related costs (including joint ventures)	$102	$—
Gains on sale of TRS property and marketable securities	(1,120)
Casualty-related (recoveries)/charges, net	500	(2,834)
	$(518)	$(2,834)

FFO as Adjusted, diluted	$94,520	$89,304

FFO as Adjusted per common share, diluted	$0.36	$0.34

Recurring capital expenditures	(6,601)	(6,762)
AFFO	$87,919	$82,542

AFFO per common share, diluted	$0.33	$0.31

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 (shares in thousands):

	Three Months Ended March 31,
	2014	2013
Weighted average number of common shares and OP Units outstanding — basic	259,496	259,298
Weighted average number of OP Units outstanding	(9,319)	(9,381)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	250,177	249,917

Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	264,177	263,626
Weighted average number of OP Units outstanding	(9,319)	(9,381)
Weighted average incremental shares from assumed conversion of stock options	—	(1,166)
Weighted average incremental shares from unvested restricted stock	—	(126)
Weighted average number of Series E preferred shares outstanding	(3,036)	(3,036)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	251,822	249,917
A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$82,521	$66,660
Net cash provided by/(used in) investing activities	$(136,709)	$(101,017)
Net cash provided by/(used in) financing activities	$39,830	$29,363
Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, and includes the results of both continuing and discontinued operations for the periods presented.
Net Income/(Loss) Attributable to Common Stockholders
Net income attributable to common stockholders was $17.4 million ($0.07 per diluted share) for the three months ended March 31, 2014 as compared to a net loss attributable to common stockholders of $1.2 million ($0.00 per diluted share) for the comparable period in the prior year. The increase in net income/(loss) attributable to common stockholders for the three months ended March 31, 2014 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	a gain of $24.4 million on the sale of one property and an adjacent land parcel in San Diego, CA in 2014; and

•
an increase in total property NOI primarily due to higher occupancy and higher revenue per occupied home, and NOI from the homes placed in service related to development and redevelopment projects completed in 2013 and 2014, partially offset by the disposition of two communities in 2013.

This was partially offset by:

•
an increase in depreciation and amortization expense primarily from the homes placed in service related to development and redevelopment projects completed 2013 and 2014, partially offset by a decrease from properties contributed to one of our unconsolidated joint ventures and fully depreciated assets; and

•
hurricane-related recoveries in 2013 resulting from the effects of Hurricane Sandy on three of our New York, New York communities in 2012 (see Note 3, Real Estate Owned, in the Notes to the UDR Consolidated Financial Statements for more details).

Apartment Community Operations
Our net income results are primarily from NOI generated from the operation of our apartment communities.
The following table summarizes the operating performance of our total property NOI (which includes discontinued operations) for each of the periods presented (dollars in thousands):

	Three Months Ended March 31, (a)
	2014	2013	% Change
Same-Store Communities:
Same-store rental income	$161,468	$154,513	4.5%
Same-store operating expense (b)	(49,268)	(48,226)	2.2%
Same-store NOI	112,200	106,287	5.6%

Non-Mature Communities/Other NOI:
Acquired communities NOI	3,814	3,361	13.5%
Sold or held for disposition communities NOI	(77)	3,708	(102.1)%
Developed communities NOI	4,293	251	1,610.4%
Redeveloped communities NOI	10,098	8,135	24.1%
Commercial NOI and other	1,796	3,574	(49.7)%
Total non-mature communities/other NOI	19,924	19,029	4.7%

Total Property NOI	$132,124	$125,316	5.4%

(a)	Same-store consists of 36,817 apartment homes.

(b)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of total property NOI to Net Income/(Loss) Attributable to UDR, Inc. as reflected, for both continuing and discontinued operations, for each of the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Total property NOI	$132,124	$125,316
Joint venture management and other fees	3,687	2,923
Property management	(5,346)	(5,068)
Other operating expenses	(1,935)	(1,643)
Real estate depreciation and amortization	(88,533)	(83,442)
General and administrative	(11,994)	(9,476)
Casualty-related recoveries/(charges), net	(500)	3,021
Other depreciation and amortization	(1,080)	(1,146)
Income/(loss) from unconsolidated entities	(3,565)	(2,802)
Interest expense	(32,884)	(30,981)
Interest and other income/(expense), net	1,415	1,016
Tax benefit, net	3,329	1,973
Gain/(loss) on sale of real estate owned, net of tax	24,294	—
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership	(647)	45
Net (income)/loss attributable to noncontrolling interests	(4)	(4)
Net income/(loss) attributable to UDR, Inc.	$18,361	$(268)
Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013
Same-Store Communities
Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2013 and held as of March 31, 2014) consisted of 36,817 apartment homes and provided 85% of our total NOI for the three months ended March 31, 2014.
NOI for our Same-Store Community properties increased 5.6% or $5.9 million for the three months ended March 31, 2014 compared to the same period in 2013. The increase in property NOI was attributable to a 4.5% or $7.0 million increase in property rental income, which was partially offset by a 2.2% or $1.0 million increase in operating expenses. The increase in property income was primarily driven by a 3.3% or $5.0 million increase in rental rates, a 6.9% or $860,000 increase in reimbursement and fee income and an 11.8% or $760,000 decrease in vacancy loss and bad debt. Physical occupancy increased 0.4% to 96.2% and total monthly income per occupied home increased 4.0% to $1,520.
The increase in operating expenses was primarily driven by a 7.2% or $557,000 increase in utility costs and a 2.9% or $487,000 increase in real estate taxes.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 69.5% for the three months ended March 31, 2014 as compared to 68.8% for the comparable period in 2013.

Non-Mature Communities/Other
The remaining 15% or $19.9 million of our total NOI during the three months ended March 31, 2014 was generated from our Non-Mature Communities/Other. UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed, redeveloped, and the non-apartment components of mixed use properties. NOI from Non-Mature Communities/Other increased by 4.7% or $0.9 million for the three months ended March 31, 2014 as compared to the same period in 2013. The increase was primarily driven by an increase in NOI of $4.0 million and $2.0 million from development and redevelopment communities completed in 2013 and 2014, respectively, and an increase of $453,000 from communities acquired in 2013, which was partially offset by a decrease in NOI of $3.8 million from communities sold or held for disposition in 2013 and 2014 and a decrease of $1.8 million from commercial and other communities.
Real Estate Depreciation and Amortization
For the three months ended March 31, 2014, real estate depreciation and amortization on both continuing and discontinued operations increased 6.1% or $5.1 million as compared to the comparable period in 2013. The increase in depreciation and amortization for the three months ended March 31, 2014 was primarily due to homes delivered from our development and redevelopment communities, offset by the contribution of operating communities to an unconsolidated joint venture in 2013.

General and Administrative

For the three months ended March 31, 2014, general and administrative expense increased 26.6% or $2.5 million as compared to the comparable periods in 2013. The increase in general and administrative expense for the three months ended March 31, 2014 was primarily due to an increase in stock based compensation expense for the long-term incentive plan and salary increases.

Casualty-Related (Recoveries)/Charges, Net

In October 2012, Hurricane Sandy hit the East Coast, affecting three of the Company’s operating communities located in New York City. The properties suffered some physical damage, and were closed to residents for a period following the hurricane. The Company had insurance policies that provided coverage for property damage and business interruption, subject to applicable retentions.
During the three months ended March 31, 2013, the Company recorded $3.0 million of insurance recovery related to the business interruption losses associated with Hurricane Sandy. This recovery was included in Casualty-related (recoveries)/charges, net on the UDR Consolidated Statements of Operations.

During the three months ended March 31, 2014, we recorded a $500,000 casualty-related loss for one property damaged during an earthquake in California.

Interest Expense

For the three months ended March 31, 2014, interest expense increased by 6.1% or $1.9 million as compared to the comparable period in 2013. The increase in interest expense for the three months ended March 31, 2014 was primarily due to less interest capitalized in 2014 as a result of completed developments, partially offset by a decrease in interest expense due to replacement of debt at lower rates.

Gain/(Loss) on Sale of Real Estate Owned, Net of Tax

During the three months ended March 31, 2014, we recognized $24.4 million of gains on the sales of one operating property and an adjacent parcel of land in San Diego, CA. Due to the Company’s adoption ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, effective January 1, 2014, this gain was included in Gain/(loss) on sale of real estate owned, net of tax on the UDR Consolidated Statements of Operations. See Note 2, Significant Accounting Policies, in the Notes to the UDR Consolidated Financial Statements included in this Report for additional information.

Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, the majority of our leases are for a term of fourteen months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three months ended March 31, 2014.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.
United Dominion Realty, L.P.:
Business Overview
United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”), is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act (as amended from time to time, or any successor to such statute, the “Act”). The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At March 31, 2014, the Operating Partnership’s real estate portfolio included 67 communities located in nine states and the District of Columbia with a total of 20,482 apartment homes.
As of March 31, 2014, UDR owned 110,883 units of our general limited partnership interests and 173,848,891 units of our limited partnership interests (the “OP Units”), or approximately 94.9% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries. We refer to our General Partner together with its consolidated subsidiaries (including us) and the General Partner’s consolidated joint ventures as “UDR” or the “General Partner.”
UDR is a self-administered real estate investment trust, or REIT that owns, acquires, renovates, develops, and manages apartment communities. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in September 2003. At March 31, 2014, the General Partner’s consolidated real estate portfolio included 143 communities located in 10 states and the District of Columbia with a total of 41,455 apartment homes. In addition, the General Partner had an ownership interest in 35 communities with 9,791 completed apartment homes through unconsolidated operating communities. The Operating Partnership’s same-store community apartment home population for the three months ended March 31, 2014 was 19,010.

The following table summarizes our market information by major geographic markets as of March 31, 2014.

		As of March 31, 2014			For the Three Months Ended March 31, 2014
Same-Store Communities	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Monthly Income per Occupied Home (a)
West Region
Orange County, CA	8	2,935	12.4%	$518,012	95.4%	$1,677
San Francisco, CA	9	2,185	13.4%	556,612	96.7%	2,551
Seattle, WA	5	932	5.1%	211,072	97.3%	1,495
Los Angeles, CA	2	344	2.6%	106,825	94.7%	2,158
Monterey Peninsula, CA	7	1,565	3.8%	159,707	96.8%	1,118
Portland, OR	3	716	1.8%	72,984	97.0%	1,171
Other Southern California	3	635	2.6%	109,182	94.7%	1,603
Mid-Atlantic Region
Metropolitan D.C.	7	2,378	13.4%	557,049	96.2%	1,919
Baltimore, MD	5	994	3.6%	150,149	87.9%	1,554
Southeast Region
Tampa, FL	3	1,154	2.8%	115,788	95.9%	1,179
Nashville, TN	6	1,612	3.2%	133,040	97.0%	1,011
Other Florida	1	636	1.9%	80,335	95.2%	1,361
Northeast Region
New York, NY	1	493	6.4%	267,465	97.7%	3,408
Boston, MA	2	833	4.2%	176,776	95.9%	1,804
Southwest Region
Dallas, TX	2	1,348	4.5%	187,168	95.5%	1,394
Austin, TX	1	250	0.9%	39,363	97.5%	1,599
Total/Average Same-Store Communities	65	19,010	82.6%	3,441,527	95.8%	$1,667
Non Matures, Commercial Properties & Other	2	1,472	15.2%	634,345
Real Estate Under Development (b)	—	—	2.2%	89,838
Total Real Estate Owned	67	20,482	100.0%	4,165,710
Total Accumulated Depreciation				(1,268,617)
Total Real Estate Owned, Net of Accumulated Depreciation				$2,897,093

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.

(b)	As of March 31, 2014, the Operating Partnership was developing one wholly-owned community with 332 apartment homes, none of which were completed.
We report in two segments: Same-Store Communities and Non-Mature Communities/Other.
Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2013 and held as of March 31, 2014. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
Our Non-Mature Communities/Other segment represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed, redeveloped, and the non-apartment components of mixed use properties.

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
As of March 31, 2014, the Operating Partnership had approximately $5.7 million of principal payments on secured debt maturing in 2014. We anticipate that we will repay that debt with operating cash flows or proceeds from borrowings allocated to us under our General Partner’s credit agreements. The repayment of debt will be recorded as an offset to the Payable/(receivable) due to/(from) General Partner.
Critical Accounting Policies and Estimates and New Accounting Pronouncements
Our critical accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to (1) capital expenditures, (2) impairment of long-lived assets, (3) real estate investment properties, and (4) revenue recognition.
Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Operating Partnership’s current Report on Form 10-K, filed with the SEC on February 25, 2014. There have been no significant changes in our critical accounting policies from those reported in Operating Partnership’s Form 10-K filed with the SEC on February 25, 2014. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.
Effective January 1, 2014, the Operating Partnership prospectively adopted Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, for all communities not previously sold or classified as held for sale. ASU 2014-08 incorporates into the definition of a discontinued operation a requirement that a disposition represent a strategic shift in an entity’s operations, which resulted in UDR no longer classifying the sale of communities as a discontinued operation. See Note 2, Significant Accounting Policies, to the Operating Partnership’s Consolidated Financial Statements for more information on the new accounting pronouncement.
Statements of Cash Flows
The following discussion explains the changes in net cash provided by operating activities, net cash provided by/(used in) investing activities, and net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013.
Operating Activities
For the three months ended March 31, 2014, net cash flow provided by operating activities was $48.7 million compared to $42.6 million for the comparable period in 2013. The increase in net cash flow from operating activities was primarily due to improved income from continuing operations.

Investing Activities
For the three months ended March 31, 2014, net cash provided by/(used in) investing activities was $28.9 million compared to $(26.7) million for the comparable period in 2013. The change was primarily due to the increase in dispositions in the three months ended March 31, 2014 as compared to prior year. Changes in the level of investment activities from period to period reflect our strategy as it relates to development activities, capital expenditures, and dispositions.
Disposition of Investments
During the three month ended March 31, 2014, the Operating Partnership sold one operating property and an adjacent land parcel in San Diego, CA for gross proceeds of $48.7 million, resulting in net proceeds of $47.9 million. The Operating Partnership recognized gains of $24.4 million, which is included in Income/(loss) on sale of real estate owned on the Operating Partnership’s Consolidated Statements of Operations. Proceeds were used primarily to fund development and redevelopment activities and to reduce debt.
Real Estate Under Development and Redevelopment
At March 31, 2014, the Operating Partnership was developing one wholly-owned community totaling 332 homes, none of which have been completed, with a budget of $132.0 million, in which we had a carrying value of $89.8 million. The estimated completion date for this community will be through the third quarter of 2014.
At March 31, 2014, the Operating Partnership was redeveloping 748 apartment homes, 726 of which have been completed, at one wholly-owned community with 964 apartment homes. The estimated completion date for this community will be through the second quarter of 2014.
Financing Activities
For the three months ended March 31, 2014, our net cash provided by/(used in) financing activities was $(78.6) million compared to $(15.7) million for the comparable period of 2013. The increase in cash used in financing activities was primarily due to a increase in advances from the General Partner.
Credit Facilities
As of March 31, 2014, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $836.8 million with $836.8 million outstanding. The Fannie Mae credit facilities are for terms of seven to ten years and bear interest at floating and fixed rates. At March 31, 2014, $625.4 million of the funded balance was fixed at a weighted average interest rate of 4.99%, and the remaining balance on these facilities was at a weighted average variable rate of 1.59%. At March 31, 2014, there was a total of $520.9 million of these credit facilities allocated to the Operating Partnership based on the ownership of the assets securing the debt.
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $900 million, $250 million of term notes due June 2018, $100 million of term notes due June 2018, $300 million of medium-term notes due June 2018, $300 million of medium-term notes due October 2020, and $400 million of medium-term notes due January 2022. As of March 31, 2014 and December 31, 2013 there was $287.5 million and $0.0 million outstanding borrowings under the unsecured revolving credit facility.
The credit facilities are subject to customary financial covenants and limitations.
Derivative Instruments
As part of our General Partner’s overall interest rate risk management strategy, our General Partner uses derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. Our General Partner’s derivative transactions used for interest rate risk management include interest rate swaps with indexes that relate to the pricing of specific debt instruments of our General Partner that are allocated to the Operating Partnership. The General Partner believes that we have appropriately controlled our interest rate risk through the use of derivative instruments (allocated to the Operating Partnership based on the General Partner’s underlying debt instruments allocated to the Operating Partnership) to minimize any unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three months ended March 31, 2014 (see Note 8, Derivatives and Hedging Activity, in the Notes to the Operating Partnership’s Consolidated Financial Statements included in this Report).

Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $169.1 million in variable rate debt that is not subject to interest rate swap contracts as of March 31, 2014. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for three month ended March 31, 2014 would increase by $423,000 based on the average balance outstanding during the period.
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
The General Partner also utilizes derivative financial instruments allocated to the Operating Partnership to manage interest rate risk and generally designates these financial instruments as cash flow hedges. See Note 8, Derivatives and Hedging Activities, in the Notes to the Operating Partnership’s Consolidated Financial Statements for additional discussion of derivate instruments.
Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, and includes the results of both continuing and discontinued operations for the periods presented.
Net Income/(Loss) Attributable to OP Unitholders
Net income attributable to OP unitholders was $30.5 million ($0.17 per diluted OP Unit) for the three months ended March 31, 2014 as compared to net income of $7.7 million ($0.04 per diluted OP Unit) for the comparable period in the prior year. The increase in net income attributable to OP unitholders resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	a gain of $24.4 million on the sale of one property and an adjacent land parcel in San Diego, CA in 2014; and

•
an increase in total property NOI primarily due to higher occupancy and higher revenue per occupied home, NOI from the homes placed in service related to development and redevelopment projects completed in 2013 and 2014, partially offset by the disposition of two communities in 2013.

This was partially offset by:

•
hurricane-related recoveries in 2013 resulting from the effects of Hurricane Sandy on two of our New York, New York communities in 2012 (see Note 3, Real Estate Owned, in the Notes to the Operating Partnership’s Consolidated Financial Statements for more details).

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

The following table summarizes the operating performance of our total portfolio (which includes discontinued operations) for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014	2013	% Change
Same-Store Communities:
Same-store rental income	$91,032	$86,446	5.3%
Same-store operating expense (a)	(26,730)	(26,157)	2.2%
Same-store NOI	64,302	60,289	6.7%

Non-Mature Communities/Other NOI:
Acquired communities NOI	3,814	3,361	13.5%
Sold and held for sale communities NOI	11	2,197	(99.5)%
Redeveloped communities NOI	2,892	2,576	12.3%
Commercial NOI and other	1,398	1,700	(17.8)%
Total non-mature communities/other NOI	8,115	9,834	(17.5)%

Total Property NOI	$72,417	$70,123	3.3%

(a)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of total property NOI to Net Income/(Loss) Attributable to OP Unitholders as reflected, for both continuing and discontinued operations, for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Total property NOI	$72,417	$70,123
Property management	(2,815)	(2,752)
Other operating expenses	(1,436)	(1,386)
Real estate depreciation and amortization	(44,271)	(45,393)
General and administrative	(6,970)	(5,575)
Casualty-related recoveries/(charges), net	(500)	2,019
Interest expense	(10,014)	(9,262)
Gain/(loss) on sale of real estate owned	24,402	—
Net (income)/loss attributable to noncontrolling interests	(280)	(45)
Net income/(loss) attributable to OP unitholders	$30,533	$7,729
Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013
Same-Store Communities
Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2013 and held as of March 31, 2014) consisted of 19,010 apartment homes and provided 88.8% of our total NOI for the three months ended March 31, 2014.
NOI for our Same-Store Community properties increased 6.7% or $4.0 million for the three months ended March 31, 2014 compared to the same period in 2013. The increase in property NOI was primarily attributable to a 5.3% or $4.6 million increase in property rental income, which was partially offset by a 2.2% or $573,000 increase in operating expenses. The increase in revenues was primarily driven by a 3.6% or $3.1 million increase in rental rates, a 19.0% or $789,000 decrease in vacancy loss and bad debt, and a 7.3% or $516,000 increase in fee and reimbursement income. Physical occupancy increased

0.4% to 95.8% and total income per occupied home increased 4.9% to $1,667 for the three months ended March 31, 2014 compared to the same period in 2013.
The increase in property operating expenses was primarily driven by a 7.1% or $295,000 increase in utilities expense and a 28.2% or $284,000 increase in insurance expense.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 70.6% for the three months ended March 31, 2014 as compared to 69.7% for the comparable period in 2013.
Non-Mature Communities/Other
The remaining 11.2% or $8.1 million of our total NOI during the three months ended March 31, 2014, was generated from our Non-Mature Communities. The Operating Partnership’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed, redeveloped, and the non-apartment components of mixed use properties. NOI from Non-Mature Communities/Other decreased 17.5% or $1.7 million for the three months ended March 31, 2014 compared to the same period in 2013. The decrease was primarily driven by a decrease in NOI of $2.2 million from sold properties, which was partially offset by an increase in NOI of $453,000 from acquired properties.
Real Estate Depreciation and Amortization
For the three months ended March 31, 2014, real estate depreciation and amortization from continuing and discontinued operations decreased by 2.5% or $1.1 million as compared to the comparable period in 2013. The decreased in depreciation and amortization for the three months ended March 31, 2014 was primarily from disposition of assets in 2013, partially offset by the depreciation from developed and redeveloped units placed in service in 2013.

Casualty-Related (Recoveries)/Charges, Net

In October 2012, Hurricane Sandy hit the East Coast, affecting two of the Operating Partnership’s operating communities located in New York City. The properties suffered some physical damage, and were closed to residents for a period following the hurricane. The Operating Partnership had insurance policies that provided coverage for property damage and business interruption, subject to applicable retentions.

During the three months ended March 31, 2013, the Operating Partnership recorded $2.0 million of insurance recovery related to the business interruption losses associated with Hurricane Sandy. This recovery was included in Casualty-related (recoveries)/charges, net on the Operating Partnership’s Consolidated Statements of Operations.

During the three months ended March 31, 2014, we recorded a $500,000 casualty-related loss for one property damaged during an earthquake in California.

Interest Expense

For the three months ended March 31, 2014, interest expense increased by 8.1% or $752,000 as compared to the comparable periods in 2013. The increase in interest expense for the three months ended March 31, 2014 was primarily due to lower portion of interest capitalized in 2014 partially offset by a decrease in interest expense due to replacement of debt at lower rates.

Gain/(Loss) on Sale of Real Estate Owned

During the three months ended March 31, 2014, the Operating Partnership recognized $24.4 million of gains on the sales of one operating property and an adjacent parcel of land in San Diego, CA. Due to the Company’s adoption ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, effective January 1, 2014, this gain was included in Gain/(loss) on sale of real estate owned on the Operating Partnership’s Consolidated Statements of Operations. See Note 2, Significant Accounting Policies, in the Notes to the Operating Partnership’s Consolidated Financial Statements included in this Report for additional information.

Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three months ended March 31, 2014.
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
See our Annual Report on Form 10-K for the year ended December 31, 2013 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2014, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.
There have not been any changes in either the Company’s or the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of either the Company or the Operating Partnership.

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

We May Be Unable to Renew Leases or Relet Apartment Units as Leases Expire. When our residents decide to leave our apartments, whether because they decide not to renew their leases or they leave prior to their lease expiration date, we may not be able to relet their apartment units. Even if the residents do renew or we can relet the apartment units, the terms of renewal or reletting may be less favorable than current lease terms. If we are unable to promptly renew the leases or relet the apartment units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition may be adversely affected. If residents do not experience increases in their income, we may be unable to increase rent and/or delinquencies may increase.
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
Risk of Inflation/Deflation. Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses. The general risk of inflation is that interest on our debt and general and administrative expenses increase at a rate faster than increases in our rental rates. The predominant effects of deflation include high unemployment and credit contraction. Restricted lending practices could impact our ability to obtain financing or refinancing for our properties.
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
Property Ownership Through Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. We currently have 10 active joint ventures and partnerships, excluding our participating loan investment, with a total equity investment of $494.7 million. We could become engaged in a dispute with one or more of our joint venture partners which might affect our ability to operate a jointly-owned property. Moreover, joint venture partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, joint venture partners may have competing interests in our markets that could create conflicts of interest. Also, our joint venture partners might refuse to make capital contributions when due and we may be responsible to our partners for indemnifiable losses. Frequently, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners’ interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the joint venture (if we are the seller) or of the other partner’s interest in the joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process.
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
Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of March 31, 2014, UDR had approximately $696.8 million of variable rate indebtedness outstanding, which constitutes approximately 19.2% of total outstanding indebtedness as of such date. As of March 31, 2014, the Operating Partnership had approximately $169.1 million of variable rate indebtedness outstanding, which constitutes approximately

18.1% of total outstanding indebtedness to third parties as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of UDR’s common and preferred stock and debt securities.
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
Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
From time to time the Company issues shares of the Company’s common stock in exchange for operating partnership units (“OP Units”) tendered to the Operating Partnership, for redemption in accordance with the provisions of the Operating Partnership’s limited partnership agreement. The holders of limited partnership OP Units have the right to require the Operating Partnership to redeem all or a portion of their limited partnership OP Units in exchange for a cash payment based on the market value of our common stock at the time of redemption. However, the Operating Partnership’s obligation to pay the cash amount is subject to the prior right of the Company to acquire such OP Units in exchange for either the Cash Amount or the number of shares of the Company’s common stock equal to the number of OP Units being redeemed. During the quarter ended March 31, 2014, we did not issue any shares of our common stock upon redemption of OP Units.
Repurchase of Equity Securities
In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended March 31, 2014.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510
January 1, 2014 through January 31, 2014	—	—	—	15,032,510
February 1, 2014 through February 28, 2014	—	—	—	15,032,510
March 1, 2014 through March 31, 2014	—	—	—	15,032,510
Balance as of March 31, 2014	9,967,490	$22.00	9,967,490	15,032,510

(1)
This number reflects the amount of shares that were available for purchase under our 10,000,000 share repurchase program authorized in February 2006 and our 15,000,000 share repurchase program authorized in January 2008.

Item 3.        DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.        MINE SAFETY DISCLOSURES
Not applicable.

Item 5.        OTHER INFORMATION
None.

Item 6.        EXHIBITS
The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
Date:	April 29, 2014	/s/ Mark A. Schumacher
Mark A. Schumacher Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)

United Dominion Realty, L.P.
		By:	UDR, Inc., its general partner

Date:	April 29, 2014	/s/ Mark A. Schumacher
Mark A. Schumacher Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Restatement of UDR, Inc. (incorporated by reference to Exhibit 3.09 to UDR, Inc.’s Current Report on Form 8-K dated July 27, 2005 and filed with the SEC on August 1, 2005).

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

101
XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended March 31, 2014, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., (vi) notes to consolidated financial statements of UDR, Inc., (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of comprehensive income/(loss) of United Dominion Realty, L.P.; (x) consolidated statements of changes in capital of United Dominion Realty, L.P., (xi) consolidated statements of cash flows of United Dominion Realty, L.P., (xi) notes to consolidated financial statements of United Dominion Realty, L.P.

EXHIBIT 12.1

UDR, Inc.
Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
(Dollars in thousands)

	Three Months Ended March 31,
	2014		2013
Earnings:
Income/(loss) from continuing operations	$(5,195)		$(1,162)
Add (from continuing operations):
Interest on indebtedness (1)	32,884		30,981
Portion of rents representative of the interest factor	564		521
Total earnings	$28,253		$30,340
Fixed charges and preferred stock dividends (from continuing operations):
Interest on indebtedness (1)	$32,884		$30,981
Interest capitalized	5,308		8,371
Portion of rents representative of the interest factor	564		521
Fixed charges	$38,756		$39,873

Add:
Preferred stock dividends	$931		$931
Combined fixed charges and preferred stock dividends	$39,687		$40,804

Ratio of earnings to fixed charges	—	(2)	—	(2)
Ratio of earnings to combined fixed charges and preferred stock dividends	—	(3)	—	(3)

(1)Includes interest expense of consolidated subsidiaries, amortization of deferred loan costs, realized losses related to hedging activities and amortization of premiums and discounts related to indebtedness.
(2) The ratio was less than 1:1 for the three months ended March 31, 2014 and 2013 as earnings were inadequate to cover fixed charges by deficiencies of approximately $10.5 million and $9.5 million, respectively.
(3) The ratio was less than 1:1 for the three months ended March 31, 2014 and 2013 as earnings were inadequate to cover combined fixed charges and preferred stock dividends by deficiencies of approximately $11.4 million and $10.5 million, respectively.

EXHIBIT 12.2

United Dominion Realty, L.P.
Computation of Ratio of Earnings to Fixed Charges
(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Earnings:
Income/(loss) from continuing operations	$6,411	$6,869
Add from continuing operations:
Interest on indebtedness (1)	10,014	9,262
Portion of rents representative of the interest factor	431	422
Total earnings	$16,856	$16,553
Fixed charges from continuing operations:
Interest on indebtedness (1)	10,014	9,262
Interest capitalized	1,024	1,259
Portion of rents representative of the interest factor	431	422
Fixed charges	$11,469	$10,943

Ratio of earnings to fixed charges	1.47	1.51

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

Date:	April 29, 2014	/s/ Thomas W. Toomey

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

Date:	April 29, 2014	/s/ Thomas M. Herzog

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

Date:	April 29, 2014	/s/ Thomas W. Toomey

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

Date:	April 29, 2014	/s/ Thomas M. Herzog

Thomas M. Herzog
Senior Vice President and Chief Financial Officer of UDR, Inc. (Principal Financial Officer),
general partner of United Dominion Realty, L.P.

EXHIBIT 32.1

CERTIFICATION

In connection with the periodic report of UDR, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2014, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas W. Toomey, Chief Executive Officer and President of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date:	April 29, 2014	/s/ Thomas W. Toomey

Thomas W. Toomey
Chief Executive Officer and President (Principal Executive Officer)

EXHIBIT 32.2

CERTIFICATION

In connection with the periodic report of UDR, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2014, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas M. Herzog, Senior Vice President and Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date:	April 29, 2014	/s/ Thomas M. Herzog

Thomas M. Herzog
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT 32.3

CERTIFICATION

In connection with the periodic report of United Dominion Realty, L.P. (the “Operating Partnership”) on Form 10-Q for the quarter ended March 31, 2014, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas W. Toomey, Chief Executive Officer and President of UDR, Inc., the general partner of the Operating Partnership, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership at the dates and for the periods indicated.

Date:	April 29, 2014	/s/ Thomas W. Toomey

Thomas W. Toomey
Chief Executive Officer and President of UDR, Inc. (Principal Executive Officer),
general partner of United Dominion Realty, L.P.

EXHIBIT 32.4

CERTIFICATION

In connection with the periodic report of United Dominion Realty, L.P. (the “Operating Partnership”) on Form 10-Q for the quarter ended March 31, 2014, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas M. Herzog, Senior Vice President and Chief Financial Officer of UDR, Inc., the general partner of the Operating Partnership, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership at the dates and for the periods indicated.

Date:	April 29, 2014	/s/ Thomas M. Herzog

Thomas M. Herzog
Senior Vice President and Chief Financial Officer of UDR, Inc. (Principal Financial Officer),
general partner of United Dominion Realty, L.P.