Form 10-Q
period 2014-06-30
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2014-07-29
CIK 74208, 1018254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of July 25, 2014 was 251,700,437.

UDR, INC.
UNITED DOMINION REALTY, L.P.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2014 of UDR, Inc., a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR, Inc. is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company”, “UDR” or “UDR, Inc.” refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including the Operating Partnership. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or the “OP” refer to United Dominion Realty, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership are referred to as the “OP Units” and the holders of the OP Units are referred to as “unitholders”. This combined Form 10-Q is being filed separately by UDR and the Operating Partnership.
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
As of June 30, 2014, UDR owned 110,883 units (100%) of the general partnership interests of the Operating Partnership and 173,856,283 units (or approximately 94.9%) of the limited partnership interests of the Operating Partnership. UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are provided for each of UDR and the Operating Partnership.

UDR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$7,957,185	$7,723,844
Less: accumulated depreciation	(2,290,008)	(2,200,815)
Real estate held for investment, net	5,667,177	5,523,029
Real estate under development (net of accumulated depreciation of $0 and $1,411, respectively)	275,819	466,002
Real estate held for disposition (net of accumulated depreciation of $49,816 and $6,568, respectively)	54,533	10,152
Total real estate owned, net of accumulated depreciation	5,997,529	5,999,183
Cash and cash equivalents	26,816	30,249
Restricted cash	23,334	22,796
Funds held in escrow from IRC Section 1031 exchanges	30,275	—
Deferred financing costs, net	25,545	26,924
Notes receivable, net	44,248	83,033
Investment in and advances to unconsolidated joint ventures, net	612,688	507,655
Other assets	171,970	137,882
Total assets	$6,932,405	$6,807,722

LIABILITIES AND EQUITY

Liabilities:
Secured debt	$1,402,731	$1,442,077
Unsecured debt	2,345,063	2,081,626
Real estate taxes payable	16,543	13,847
Accrued interest payable	29,160	32,279
Security deposits and prepaid rent	30,802	27,203
Distributions payable	68,556	61,907
Accounts payable, accrued expenses, and other liabilities	89,566	118,682
Total liabilities	3,982,421	3,777,621

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests in the Operating Partnership	266,589	217,597

Equity:
Preferred stock, no par value; 50,000,000 shares authorized
2,803,812 shares of 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 shares at December 31, 2013)	46,571	46,571
Common stock, $0.01 par value; 350,000,000 shares authorized 251,492,420 shares issued and outstanding (250,749,665 shares at December 31, 2013)	2,515	2,507
Additional paid-in capital	4,114,566	4,109,765
Distributions in excess of net income	(1,478,814)	(1,342,070)
Accumulated other comprehensive income/(loss), net	(2,305)	(5,125)
Total stockholders’ equity	2,682,533	2,811,648
Noncontrolling interests	862	856
Total equity	2,683,395	2,812,504
Total liabilities and equity	$6,932,405	$6,807,722
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

REVENUES:
Rental income	$200,959	$186,285	$395,311	$368,246
Joint venture management and other fees	2,747	3,217	6,434	6,140
Total revenues	203,706	189,502	401,745	374,386

OPERATING EXPENSES:
Property operating and maintenance	36,840	36,153	73,560	70,974
Real estate taxes and insurance	23,716	22,916	49,147	46,208
Property management	5,527	5,123	10,872	10,127
Other operating expenses	2,162	1,800	4,088	3,436
Real estate depreciation and amortization	88,876	84,595	177,409	167,493
General and administrative	12,530	9,866	24,524	19,342
Casualty-related (recoveries)/charges, net	—	(2,772)	500	(5,793)
Other depreciation and amortization	1,193	1,138	2,273	2,284
Total operating expenses	170,844	158,819	342,373	314,071

Operating income	32,862	30,683	59,372	60,315

Income/(loss) from unconsolidated entities	(428)	515	(3,993)	(2,287)
Interest expense	(31,691)	(30,803)	(64,575)	(61,784)
Interest and other income/(expense), net	1,426	1,446	2,841	2,462
Income/(loss) before income taxes and discontinued operations	2,169	1,841	(6,355)	(1,294)
Tax benefit, net	2,190	2,683	5,519	4,656
Income/(loss) from continuing operations	4,359	4,524	(836)	3,362
Income/(loss) from discontinued operations, net of tax	18	830	(69)	1,683
Income/(loss) before gain/(loss) on sale of real estate owned	4,377	5,354	(905)	5,045
Gain/(loss) on sale of real estate owned, net of tax	26,709	—	51,003	—
Net income/(loss)	31,086	5,354	50,098	5,045
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership	(1,077)	(159)	(1,724)	(114)
Net (income)/loss attributable to noncontrolling interests	(2)	(3)	(6)	(7)
Net income/(loss) attributable to UDR, Inc.	30,007	5,192	48,368	4,924
Distributions to preferred stockholders — Series E (Convertible)	(931)	(931)	(1,862)	(1,862)
Net income/(loss) attributable to common stockholders	$29,076	$4,261	$46,506	$3,062

Income/(loss) per weighted average common share — basic:
Income/(loss) from continuing operations attributable to common stockholders	$0.12	$0.01	$0.19	$0.01
Income/(loss) from discontinued operations attributable to common stockholders	$0.00	$0.00	$0.00	$0.01
Net income/(loss) attributable to common stockholders	$0.12	$0.02	$0.19	$0.01
Income/(loss) per weighted average common share — diluted:
Income/(loss) from continuing operations attributable to common stockholders	$0.12	$0.01	$0.18	$0.01
Income/(loss) from discontinued operations attributable to common stockholders	$0.00	$0.00	$0.00	$0.01
Net income/(loss) attributable to common stockholders	$0.12	$0.02	$0.18	$0.01

Common distributions declared per share	$0.260	$0.235	$0.520	$0.470

Weighted average number of common shares outstanding — basic	250,255	249,985	250,216	249,951
Weighted average number of common shares outstanding — diluted	252,191	251,406	252,091	251,353
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income/(loss)	$31,086	$5,354	$50,098	$5,045
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	304	144	249	52
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	1,145	1,608	2,677	3,545
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	1,449	1,752	2,926	3,597
Comprehensive income/(loss)	32,535	7,106	53,024	8,642
Comprehensive (income)/loss attributable to noncontrolling interests	(1,129)	(226)	(1,836)	(272)
Comprehensive income/(loss) attributable to UDR, Inc.	$31,406	$6,880	$51,188	$8,370

See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

					Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss), net	Noncontrolling Interests	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	2,803,812	$46,571	250,749,665	$2,507	$4,109,765	$(1,342,070)	$(5,125)	$856	$2,812,504
Net income/(loss) attributable to UDR, Inc.	—	—	—	—	—	48,368	—	—	48,368
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	6	6
Other comprehensive income/(loss)	—	—	—	—	—	—	2,820	—	2,820
Issuance/(forfeiture) of common and restricted shares, net	—	—	735,363	8	4,610	—	—	—	4,618
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	—	—	7,392	—	191	—	—	—	191
Common stock distributions declared ($0.52 per share)	—	—	—	—	—	(130,800)	—	—	(130,800)
Preferred stock distributions declared-Series E ($0.6644 per share)	—	—	—	—	—	(1,862)	—	—	(1,862)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	—	—	(52,450)	—	—	(52,450)
Balance at June 30, 2014	2,803,812	$46,571	251,492,420	$2,515	$4,114,566	$(1,478,814)	$(2,305)	$862	$2,683,395
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)
(Unaudited)

	Six Months Ended June 30,
	2014	2013

Operating Activities
Net income/(loss)	$50,098	$5,045
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	179,682	170,857
Gain on sale of real estate owned, net of tax	(51,003)	—
Tax benefit, net	(5,559)	(4,656)
Loss from unconsolidated entities	3,993	2,287
Casualty-related (recoveries)/charges, net	500	(2,275)
Other	13,054	13,056
Changes in operating assets and liabilities:
Decrease/(increase) in operating assets	5,677	(2,642)
Increase/(decrease) in operating liabilities	(10,229)	(9,283)
Net cash provided by operating activities	186,213	172,389

Investing Activities
Acquisition of real estate assets	(77,793)	—
Proceeds from sale of real estate investments, net	47,922	140,834
Development of real estate assets	(115,964)	(172,034)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(57,574)	(82,338)
Capital expenditures — non-real estate assets	(2,917)	(4,439)
Investment in unconsolidated joint ventures	(120,555)	(18,165)
Distributions received from unconsolidated joint ventures	12,507	102,909
Purchase deposits on pending acquisitions	(4,000)	—
Repayment/(issuance) of notes receivable	38,800	(2,680)
Net cash provided by/(used in) investing activities	(279,574)	(35,913)

Financing Activities
Payments on secured debt	(42,304)	(42,556)
Proceeds from the issuance of secured debt	5,502	—
Payments on unsecured debt	(312,500)	(122,500)
Proceeds from the issuance of unsecured debt	298,956	—
Net proceeds of revolving bank debt	276,500	152,500
Distributions paid to redeemable noncontrolling interests	(4,909)	(4,625)
Distributions paid to preferred stockholders	(1,862)	(1,862)
Distributions paid to common stockholders	(124,338)	(114,078)
Other	(5,117)	(6,435)
Net cash provided by/(used in) financing activities	89,928	(139,556)

Net increase/(decrease) in cash and cash equivalents	(3,433)	(3,080)
Cash and cash equivalents, beginning of period	30,249	12,115
Cash and cash equivalents, end of period	$26,816	$9,035

	Six Months Ended June 30,
	2014	2013
Supplemental Information:

Interest paid during the period, net of amounts capitalized	$69,291	$64,570
Non-cash transactions:
Conversion of OP Units into common shares (7,392 shares in 2014 and 71,841 shares in 2013)	191	1,711
Transfer of real estate owned to investment in and advances to unconsolidated joint ventures	$—	$139,950
See accompanying notes to consolidated financial statements.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

1. CONSOLIDATION AND BASIS OF PRESENTATION
Consolidation and Basis of Presentation
UDR, Inc., collectively with our consolidated subsidiaries (“UDR,” the “Company,” “we,” “our,” or “us”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”). As of June 30, 2014, there were 183,278,698 units in the Operating Partnership outstanding, of which 173,967,166 units or 94.9% were owned by UDR and 9,311,532 units or 5.1% were owned by limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of June 30, 2014, and results of operations for the three and six months ended June 30, 2014 and 2013 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2013 appearing in UDR’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2014.
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
The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those mentioned in Note 2, Significant Accounting Policies, Note 3, Real Estate Owned, and Note 5, Joint Ventures and Partnerships.
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
The Company elected to early adopt this standard effective January 1, 2014, which had a significant impact on the Company’s consolidated financial statements as further discussed in Note 4, Discontinued Operations. Subsequent to the Company’s adoption of ASU 2014-08, the sale of real estate that does not meet the definition of a discontinued operation under the standard is included in Gain/(loss) on sale of real estate owned, net of tax on the Consolidated Statements of Operations.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2014

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard specifically excludes lease contracts. The ASU allows for the use of either the full or modified retrospective transition method, and the standard will be effective for the Company on January 1, 2017; early adoption is not permitted. The Company has not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
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
Notes Receivable
The following table summarizes our notes receivable, net as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	Balance outstanding
	June 30, 2014	December 31, 2013	Interest rate
Note due June 2014 (a)	$—	$40,800	—
Note due February 2017 (b)	15,480	14,580	10.00%
Note due July 2017 (c)	2,500	1,400	8.00%
Note due June 2022 (net of discount of $232 and $247, respectively) (d)	26,268	26,253	7.00%
Total notes receivable, net	$44,248	$83,033
(a) In the fourth quarter of 2013, in conjunction with the sale of its 95% interest in the Lodge at Stoughton, one of its unconsolidated joint ventures, the Company provided the buyer with a $40.8 million loan secured by the property at LIBOR plus a spread of 350 basis points with two three-month extension options at increased rates and a financing fee. In June 2014, the note was paid in full.
(b) The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $15.5 million, which bears an interest rate of 10.00% per annum. During the six months ended June 30, 2014, the Company loaned an additional $900,000 under the note. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (February 2017).

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2014

(c) The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $2.5 million, which bears an interest rate of 8.00% per annum. During the six months ended June 30, 2014, the Company loaned an additional $1.1 million. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (July 2017).
(d) In 2012, the Company purchased a "B" Note secured by a first mortgage on a class A community in West Los Angeles. The $26.5 million loan was purchased at a yield of 7.25% and bears a coupon rate of 7.00%. Interest payments are due monthly and the note is due June 2022. The discount is amortized using the effective interest method. In July 2014, the Company received proceeds of $36.0 million from the repayment of this note, resulting in a net gain of approximately $8.4 million.
During the three and six months ended June 30, 2014 and 2013, the Company recognized $1.3 million and $2.5 million and $1.1 million and $2.1 million, respectively, of interest income, net of accretion, from these notes receivable. Included in the three and six months ended June 30, 2013 are $182,000 and $363,000 of related party interest income, respectively. Interest income is included in Interest and other income/(expense), net on the Consolidated Statements of Operations.
Comprehensive Income/(Loss)
Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and six months ended June 30, 2014 and 2013, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to redeemable noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 10, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three and six months ended June 30, 2014 and 2013 was $50,000 and $106,000 and $64,000 and $151,000, respectively.
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
Income taxes for our TRS, RE3, are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of June 30, 2014, UDR’s net deferred tax asset is $25.5 million (net of a valuation allowance of $1.4 million), which is included in Other assets on the Consolidated Balance Sheets.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2014

UDR had no material unrecognized tax benefit, accrued interest or penalties at June 30, 2014. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2010 through 2013 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax benefit, net on the Consolidated Statements of Operations.
3. REAL ESTATE OWNED
Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. As of June 30, 2014, the Company owned and consolidated 142 communities in 10 states plus the District of Columbia totaling 40,811 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013
Land and land improvements	$1,937,397	$1,847,127
Depreciable property — held and used:
Building, improvements, and furniture, fixtures and equipment	6,019,788	5,876,717
Under development:
Land and land improvements	47,038	110,769
Construction in progress	228,781	356,644
Real estate held for disposition:
Land and land improvements	26,417	10,751
Building, improvements, and furniture, fixtures and equipment	77,932	5,969
Real estate owned	8,337,353	8,207,977
Accumulated depreciation	(2,339,824)	(2,208,794)
Real estate owned, net	$5,997,529	$5,999,183

As of June 30, 2014 and December 31, 2013, the Company had one operating property that was classified as held for sale prior to the Company’s early adoption of ASU 2014-08 (as described in Note 2, Significant Accounting Policies and Note 4, Discontinued Operations). Therefore, as of June 30, 2014, this property is included in Real estate held for disposition on the Consolidated Balance Sheets and Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations. In July 2014, the Company sold this property for $11.0 million, resulting in net proceeds of $10.4 million and an immaterial gain.

As of June 30, 2014, Real estate held for disposition includes one community in Orlando, Florida with 371 apartment homes, which met the criteria to be classified as held for sale in the second quarter 2014 and did not qualify as discontinued operations in accordance with ASU 2014-08. In July 2014, the Company sold this community for gross proceeds of $50.1 million, resulting in a net gain of approximately $14.4 million.

Real estate held for disposition as of June 30, 2014 also includes two communities with 592 apartment homes in Norfolk, Virginia, both of which met the criteria to be classified as held for sale in the second quarter 2014 and did not qualify as discontinued operations in accordance with ASU 2014-08.

In the first quarter of 2014, the Company sold one community and an adjacent parcel of land in San Diego, CA for gross proceeds of $48.7 million, resulting in net proceeds of $47.9 million and a $24.3 million gain (net of tax). On June 30, 2014, the Company sold two communities in Tampa, Florida with 677 apartment homes for $80.7 million, resulting in net proceeds of $79.5 million and a $26.7 million gain (net of tax). As of June 30, 2014, $49.2 million of the net proceeds were held by a qualified intermediary and were remitted to UDR on July 1, 2014. These proceeds are included in Other Assets on the Consolidated Balance Sheet as of June 30, 2014. The remaining $30.3 million of net proceeds were designated for a future 1031 exchange and are included in Funds held in escrow from IRC Section 1031 exchanges on the Consolidated Balance Sheet

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2014

as of June 30, 2014. The total gains (net of tax) of $51.0 million are included in Gain/(loss) on sale of real estate owned, net of tax on the Consolidated Statements of Operations.

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the three and six months ended June 30, 2014 and 2013, were $2.1 million and $5.5 million and $3.1 million and $6.1 million, respectively. During the three and six months ended June 30, 2014 and 2013, total interest capitalized was $4.9 million and $10.2 million and $8.2 million and $16.6 million, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion and depreciation commences over the estimated useful life.

In January 2014, the Company acquired a fully-entitled land parcel for future development located in Huntington Beach, California for $77.8 million.

In October 2012, Hurricane Sandy hit the East Coast, affecting three of the Company’s operating communities located in New York City. The properties suffered some physical damage, and were closed to residents for a period following the hurricane. The Company had insurance policies that provided coverage for property damage and business interruption, subject to applicable retentions.

During the three and six months ended June 30, 2013, the Company recorded $2.8 million and $5.8 million, respectively,  of insurance recoveries related to the business interruption and other losses associated with Hurricane Sandy.  These recoveries are included in Casualty-related (recoveries)/charges, net on the Consolidated Statements of Operations for the three and six months ended June 30, 2013.

In 2014, the Company recorded a $500,000 casualty-related loss for one property damaged during an earthquake in California.
4. DISCONTINUED OPERATIONS
Effective January 1, 2014, UDR prospectively adopted ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, for all communities not previously sold or classified as held for sale. The standard had a material impact on the Company’s consolidated financial statements. As a result of adopting the ASU, during the three and six months ended June 30, 2014, gains (net of tax) of $26.7 million and $49.9 million, respectively, from disposition of real estate, excluding a $1.1 million gain related to the sale of land during the first quarter of 2014, are included in Gain/(loss) on sale of real estate owned, net of tax on the Consolidated Statements of Operations rather than in Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations.
Prior to the prospective adoption of ASU 2014-08, FASB ASC Subtopic 205.20 required, among other things, that the primary assets and liabilities and the results of operations of UDR’s real properties that have been sold or are held for disposition, be classified as discontinued operations and segregated in UDR’s Consolidated Statements of Operations and Consolidated Balance Sheets. Consequently, the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition prior to January 1, 2014 are accounted for as discontinued operations for all periods presented. This presentation does not have an impact on net income available to common stockholders; it only results in the reclassification of the operating results within the Consolidated Statements of Operations for the periods ended June 30, 2014 and 2013.
As of June 30, 2014 and December 31, 2013, the Company had one operating property that was classified as held for disposition prior to the adoption of ASU 2014-08 and, therefore, met the requirements to be reported as a discontinued operation. This property is included in Real estate held for disposition on the Consolidated Balance Sheets, and its operating

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2014

results for the three and six months ended June 30, 2014 and 2013 are included in Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations.
In December 2013, the Company sold two communities with 914 apartments in the Sacramento market. The operating results related to these communities for the three and six months ended June 30, 2013 are included in Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations.
The following is a summary of income/(loss) from discontinued operations, net of tax for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rental income	$78	$2,328	$126	$4,668
Rental expenses	89	891	214	1,763
Property management	2	64	3	128
Real estate depreciation	—	536	—	1,080
Other operating expenses	9	7	18	14
Income tax benefit/(expense)	40	—	40	—
Income/(loss) from discontinued operations, net of tax	$18	$830	$(69)	$1,683

Income/(loss) from discontinued operations attributable to UDR, Inc.	$17	$800	$(67)	$1,623
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
Consolidated Joint Ventures

In December 2013, the Company consolidated its 95%/5% development joint ventures: 13th and Market JV in San Diego, CA and Domain College Park JV in Metropolitan D.C. The consolidation was due to the Company becoming the managing member of each of the joint ventures pursuant to amendments to the limited liability company agreement for each joint venture. In connection with the amendments, our partner received equity distributions reducing its capital account balances to zero, the Company replaced our partner as the managing member, and our partner no longer has the ability to substantively participate in the decision-making process, with only protective rights remaining. We accounted for the consolidations as asset acquisitions since the joint ventures were under development and not complete at the time of consolidation resulting in no gain or loss upon consolidation and increasing our real estate owned by $129.4 million and our debt by $63.6 million. In addition pursuant to the amendments, the Company paid a non-refundable deposit to our partner in January 2014 of $2.0 million for each joint venture, or $4.0 million in total, for the right to exercise options in 2014 to acquire our partner’s upside participation in the joint ventures. The non-refundable deposits will be applied towards the future purchase price, which will be equivalent to our partner’s right to receive certain upside participation from the developments.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2014

Unconsolidated Joint Ventures and Partnerships
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures and partnerships consisting of our proportionate share of the net earnings or losses of the joint ventures and partnerships. In addition, we may earn fees for providing management services to the unconsolidated joint ventures and partnerships.
The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of June 30, 2014 and December 31, 2013 (dollars in thousands):

Joint Venture	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at		UDR’s Ownership Interest
		2014	2014	June 30, 2014	December 31, 2013	June 30, 2014		December 31, 2013
Operating and development:
UDR/MetLife I (a)	Various	0 operating communities	—	$—	$40,336	—		13.2%
		7 land parcels	N/A	7,044	7,161	4.0%		4.0%
UDR/MetLife II (a)	Various	21 operating communities	4,642	439,973	327,926	50.0%		50.0%
UDR/MetLife Vitruvian Park®	Addison, TX	2 operating communities	739	80,896	79,318	50.0%		50.0%
		1 non-stabilized community	391
		6 land parcels	N/A
UDR/MetLife 399 Fremont	San Francisco, CA	1 development community (*)	447	53,791	36,313	51.0%		51.0%
UDR/KFH	Washington, D.C.	3 operating communities	660	23,998	25,919	30.0%		30.0%
Texas	Texas	8 operating communities	3,359	(24,636)	(23,591)	20.0%		20.0%
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment				581,066	493,382

	Location	Interest Rate	Years To Maturity	Investment at		Income From Participating Loan Investment For
				June 30, 2014	December 31, 2013	Three Months Ended June 30		Six Months Ended June 30
						2014	2013	2014	2013
Participating loan investment:
Steele Creek	Denver, CO	6.5%	3.3	31,622	14,273	$456	—	$777	—
Participating loan investment				31,622	14,273

Total investment in and advances to unconsolidated joint ventures, net				$612,688	$507,655

(*)
The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes. As of June 30, 2014, no apartment homes had been completed at UDR/MetLife 399 Fremont.

(a) On March 31, 2014, the Company sold its minority ownership interests in two small operating communities located in Los Angeles, CA to MetLife for cash proceeds of $3.0 million, which resulted in an immaterial gain. On April 21, 2014, the Company

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2014

increased its ownership interest in the remaining six operating communities in the UDR/MetLife I Joint Venture from 12% to 50%, and MetLife and the Company contributed these communities to the UDR/MetLife II Joint Venture. The Company paid MetLife $82.5 million for the additional ownership interests. The Company continues to manage the operating communities that were contributed to the UDR/MetLife II Joint Venture as well as the two operating communities in which it sold its minority ownership interests. As of June 30, 2014, the remaining assets in the UDR/MetLife I Joint Venture were comprised of seven potential development land sites in which the Company owned approximately 4%. In July 2014, the Company increased the ownership interest in two of these land sites to 50.1%.  The remaining 49.9% continues to be held by our joint venture partner, MetLife. The Company paid MetLife approximately $21.5 million for the additional ownership interests.
As of June 30, 2014 and December 31, 2013, the Company had deferred fees and deferred profit from the sale of properties to joint ventures or partnerships of $24.6 million and $25.4 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.
The Company recognized $2.3 million and $5.6 million and $3.0 million and $5.7 million of management fees during the three and six months ended June 30, 2014 and 2013, respectively, for our management of the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.
The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.
We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decreases in the value of its investments in unconsolidated joint ventures or partnerships during the three and six months ended June 30, 2014 and 2013.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2014

Combined summary balance sheets relating to all of the unconsolidated joint ventures and partnerships (not just our proportionate share) are presented below as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013
Total real estate, net	$3,008,515	$3,124,178
Cash and cash equivalents	41,966	41,792
Other assets	31,444	32,234
Total assets	3,081,925	3,198,204
Amount due to UDR	9,266	12,187
Third party debt	1,663,486	1,722,960
Accounts payable and accrued liabilities	41,442	41,562
Total liabilities	1,714,194	1,776,709
Total equity	$1,367,731	$1,421,495
UDR’s investment in unconsolidated joint ventures	$612,688	$507,655

Combined summary financial information relating to all of the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share), is presented below for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenues	$61,793	$62,593	$123,891	$114,719
Property operating expenses	(24,420)	(23,931)	(49,542)	(44,668)
Real estate depreciation and amortization	(24,598)	(21,338)	(49,202)	(40,318)
Operating income/(loss)	12,775	17,324	25,147	29,733
Interest expense	(18,837)	(19,022)	(37,866)	(35,761)
Other income/(expense)	—	(534)	(190)	(534)
Gain/(loss) on sale of real estate	—	(21,410)	$(25,379)	$(21,410)
Income/(loss) from discontinued operations	—	(771)	14	(110)
Net income/(loss)	$(6,062)	$(24,413)	$(38,274)	$(28,082)
UDR income/(loss) from unconsolidated entities	$(428)	$515	$(3,993)	$(2,287)

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2014

6. SECURED AND UNSECURED DEBT
The following is a summary of our secured and unsecured debt at June 30, 2014 and December 31, 2013 (dollars in thousands):

	Principal Outstanding		For the Six Months Ended June 30, 2014
			Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
	June 30, 2014	December 31, 2013

Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$440,688	$445,706	5.46%	2.0	8
Fannie Mae credit facilities (b)	624,597	626,667	4.99%	4.5	22
Total fixed rate secured debt	1,065,285	1,072,373	5.18%	3.5	30
Variable Rate Debt
Mortgage notes payable	31,337	63,595	2.34%	1.6	1
Tax-exempt secured notes payable (c)	94,700	94,700	0.86%	8.7	2
Fannie Mae credit facilities (b)	211,409	211,409	1.58%	6.0	7
Total variable rate secured debt	337,446	369,704	1.45%	6.4	10
Total Secured Debt	1,402,731	1,442,077	4.28%	4.2	40

Unsecured Debt:
Commercial Banks
Borrowings outstanding under an unsecured credit facility due December 2017 (d) (f)	276,500	—	1.03%	3.4
Senior Unsecured Notes
3.70% Medium-Term Notes due October 2020 (net of discounts of $50 and $54, respectively) (f)	299,950	299,946	3.70%	6.3
4.63% Medium-Term Notes due January 2022 (net of discounts of $2,702 and $2,882, respectively) (f)	397,298	397,118	4.63%	7.5
3.75% Medium-Term Notes due July 2024 (net of discount of $1,043) (e) (f)	298,957	—	3.75%	10.0
1.40% Term Notes due June 2018 (f)	35,000	35,000	1.40%	3.9
1.63% Term Notes due June 2018 (f)	100,000	65,000	1.63%	3.9
5.13% Medium-Term Notes due January 2014	—	184,000	—%	—
5.50% Medium-Term Notes due April 2014 (net of discount of $20)	—	128,480	—%	—
5.25% Medium-Term Notes due January 2015 (net of discounts of $70 and $134, respectively)	325,105	325,041	5.25%	0.5
5.25% Medium-Term Notes due January 2016	83,260	83,260	5.25%	1.5
2.27% Term Notes due June 2018 (f)	215,000	250,000	2.27%	3.9
8.50% Debentures due September 2024	15,644	15,644	8.50%	10.2
4.25% Medium-Term Notes due June 2018 (net of discounts of $1,679 and $1,893, respectively) (f)	298,321	298,107	4.25%	3.9
Other	28	30	N/A	N/A
Total Unsecured Debt	2,345,063	2,081,626	3.68%	5.1
Total Debt	$3,747,794	$3,523,703	3.90%	4.7

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2014

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument. Secured debt encumbers $2.3 billion or 27.1% of UDR’s total real estate owned based upon gross book value ($6.1 billion or 72.9% of UDR’s real estate owned based on gross book value is unencumbered) as of June 30, 2014.
(a) At June 30, 2014, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from December 2014 through May 2019 and carry interest rates ranging from 3.43% to 5.94%.
The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the secured debt at its estimated fair value and amortizes any difference between the fair value and par to interest expense over the life of the underlying debt instrument. During the three and six months ended June 30, 2014 and 2013, the Company had $1.2 million and $2.5 million and $1.2 million and $2.5 million of a reduction to interest expense based on the amortization of the fair market adjustment of debt assumed in the acquisition of properties, respectively. The unamortized fair market adjustment was a net premium of $9.3 million and $11.8 million at June 30, 2014 and December 31, 2013, respectively.
(b) UDR has three secured credit facilities with Fannie Mae with an aggregate commitment of $836.0 million at June 30, 2014. The Fannie Mae credit facilities are for terms of seven to ten years (maturing at various dates from May 2017 through July 2023) and bear interest at floating and fixed rates. At June 30, 2014, we have $624.6 million of the outstanding balance fixed at a weighted average interest rate of 4.99% and the remaining balance of $211.4 million on these facilities has a weighted average variable interest rate of 1.58%.
Further information related to these credit facilities is as follows (dollars in thousands):

	June 30, 2014	December 31, 2013
Borrowings outstanding	$836,006	$838,076
Weighted average borrowings during the period ended	836,739	839,597
Maximum daily borrowings during the period ended	837,564	841,494
Weighted average interest rate during the period ended	4.1%	4.2%
Weighted average interest rate at the end of the period	4.1%	4.1%
(c) The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature on August 2019 and March 2032, respectively. Interest on these notes is payable in monthly installments. The variable rate mortgage notes have interest rates of 0.80% and 1.02%, respectively, as of June 30, 2014.

(d) As of June 30, 2014, the Company has a $900 million unsecured revolving credit facility that matures in December 2017. The credit facility has a six month extension option and contains an accordion feature that allows us to increase the facility to $1.45 billion. Based on the Company’s current credit rating, the credit facility carries an interest rate equal to LIBOR plus a spread of 110 basis points and a facility fee of 20 basis points.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2014

The following is a summary of short-term bank borrowings under UDR’s bank credit facility at June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013
Total revolving credit facility	$900,000	$900,000
Borrowings outstanding at end of period (1)	276,500	—
Weighted average daily borrowings during the period ended	386,657	169,844
Maximum daily borrowings during the period ended	625,000	372,000
Weighted average interest rate during the period ended	1.2%	1.2%
Interest rate at end of the period	1.0%	1.3%
(1) Excludes $2.2 million and $2.2 million of letters of credit at June 30, 2014 and December 31, 2013, respectively.

(e) On June 26, 2014, the Company issued $300 million of 3.750% senior unsecured medium-term notes due July 1, 2024. Interest is payable semi-annually beginning on January 1, 2015. The notes were priced at 99.652% of the principal amount at issuance and had a discount of $1.0 million at June 30, 2014. The Company used the net proceeds to pay down borrowings outstanding on our $900 million unsecured credit facility and for general corporate purposes. The notes are fully and unconditionally guaranteed by the Operating Partnership.

(f) The Operating Partnership is a guarantor at June 30, 2014 and December 31, 2013.

The aggregate maturities, including amortizing principal payments of unsecured and secured debt, of total debt for the next five calendar years subsequent to June 30, 2014 are as follows (dollars in thousands):

Year	Total Fixed Secured Debt	Total Variable Secured Debt	Total Secured Debt	Total Unsecured Debt (a)	Total Debt
2014	$41,186	$—	$41,186	$—	$41,186
2015	197,383	—	197,383	323,780	521,163
2016	136,412	31,337	167,749	82,375	250,124
2017	177,960	65,000	242,960	276,500	519,460
2018	176,472	50,000	226,472	648,441	874,913
Thereafter	335,872	191,109	526,981	1,013,967	1,540,948
Total	$1,065,285	$337,446	$1,402,731	$2,345,063	$3,747,794

(a) With the exception of the 1.40% Term Notes due June 2018 and the revolving credit facility which carry a variable interest rate, all unsecured debt carries fixed interest rates.
We were in compliance with the covenants of our debt instruments at June 30, 2014.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2014

7. INCOME/(LOSS) PER SHARE
The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator for income/(loss) per share:
Income/(loss) from continuing operations	$4,359	$4,524	$(836)	$3,362
Gain/(loss) on sale of real estate owned, net of tax	26,709	—	51,003	—
(Income)/loss from continuing operations attributable to redeemable noncontrolling interests in the Operating Partnership	(1,076)	(129)	(1,726)	(54)
(Income)/loss from continuing operations attributable to noncontrolling interests	(2)	(3)	(6)	(7)
Income/(loss) from continuing operations attributable to UDR, Inc.	29,990	4,392	48,435	3,301
Distributions to preferred stockholders - Series E (Convertible)	(931)	(931)	(1,862)	(1,862)
Income/(loss) from continuing operations attributable to common stockholders	$29,059	$3,461	$46,573	$1,439

Income/(loss) from discontinued operations, net of tax	$18	$830	$(69)	$1,683
(Income)/loss from discontinued operations attributable to redeemable noncontrolling interests in the Operating Partnership	(1)	(30)	2	(60)
Income/(loss) from discontinued operations attributable to common stockholders	$17	$800	$(67)	$1,623

Net income/(loss) attributable to common stockholders	$29,076	$4,261	$46,506	$3,062

Denominator for income/(loss) per share:
Weighted average common shares outstanding	251,458	250,745	251,336	250,623
Non-vested restricted stock awards	(1,203)	(760)	(1,120)	(672)
Denominator for basic income/(loss) per share	250,255	249,985	250,216	249,951
Incremental shares issuable from assumed conversion of: Stock options and unvested restricted stock	1,936	1,421	1,875	1,402
Denominator for diluted income/(loss) per share	252,191	251,406	252,091	251,353
Income/(loss) per weighted average common share-basic:
Income/(loss) from continuing operations attributable to common stockholders	$0.12	$0.01	$0.19	$0.01
Income/(loss) from discontinued operations attributable to common stockholders	$0.00	$0.00	$0.00	$0.01
Net income/(loss) attributable to common stockholders	$0.12	$0.02	$0.19	$0.01
Income/(loss) per weighted average common share-diluted:
Income/(loss) from continuing operations attributable to common stockholders	$0.12	$0.01	$0.18	$0.01
Income/(loss) from discontinued operations attributable to common stockholders	$0.00	$0.00	$0.00	$0.01
Net income/(loss) attributable to common stockholders	$0.12	$0.02	$0.18	$0.01

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2014

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

The following table sets forth the additional shares of common stock outstanding by equity instrument if converted to common stock for each of the three and six months ended June 30, 2014 and 2013 (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
OP Units	9,316	9,324	9,317	9,352
Preferred stock	3,036	3,036	3,036	3,036
Stock options and unvested restricted stock	1,936	1,421	1,875	1,402
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
The following table sets forth redeemable noncontrolling interests in the Operating Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership, December 31, 2013	$217,597
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership	52,450
Conversion of OP Units to Common Stock	(191)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership	1,724
Distributions to redeemable noncontrolling interests in the Operating Partnership	(5,097)
Allocation of other comprehensive income/(loss)	106
Redeemable noncontrolling interests in the Operating Partnership, June 30, 2014	$266,589

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2014

The following sets forth net income/(loss) attributable to common stockholders and transfers from redeemable noncontrolling interests in the Operating Partnership for the following periods (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income/(loss) attributable to common stockholders	$29,076	$4,261	$46,506	$3,062
Conversion of OP Units to UDR Common stock	191	62	191	1,711
Change in equity from net income/(loss) attributable to common stockholders and conversion of OP Units to UDR Common Stock	$29,267	$4,323	$46,697	$4,773
Noncontrolling Interests
Noncontrolling interests represent interests of unrelated partners in certain consolidated affiliates, and are presented as part of equity in the Consolidated Balance Sheets since these interests are not redeemable. During the three and six months ended June 30, 2014 and 2013, net (income)/loss attributable to noncontrolling interests was $(2,000) and $(6,000) and $(3,000) and $(7,000), respectively.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2014

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of June 30, 2014 and December 31, 2013 are summarized as follows (dollars in thousands):

			Fair Value at June 30, 2014, Using
	Total Carrying Amount in Statement of Financial Position at June 30, 2014	Fair Value Estimate at June 30, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Notes receivable (a)	$44,248	$44,930	$—	$—	$44,930
Derivatives- Interest rate contracts (b)	15	15	—	15	—
Total assets	$44,263	$44,945	$—	$15	$44,930

Derivatives- Interest rate contracts (b)	$3,674	$3,674	$—	$3,674	$—
Secured debt instruments- fixed rate: (c)
Mortgage notes payable	440,688	458,057	—	—	458,057
Fannie Mae credit facilities	624,597	661,710	—	—	661,710
Secured debt instruments- variable rate: (c)
Mortgage notes payable	31,337	31,337	—	—	31,337
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	211,409	211,409	—	—	211,409
Unsecured debt instruments: (c)
Commercial bank	276,500	276,500	—	—	276,500
Senior unsecured notes	2,068,563	2,154,964	—	—	2,154,964
Total liabilities	$3,751,468	$3,892,351	$—	$3,674	$3,888,677

Redeemable noncontrolling interests in the Operating Partnership (d)	$266,589	$266,589	$—	$266,589	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2014

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2014 and December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2014

valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
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
Financial Instruments Not Carried at Fair Value
At June 30, 2014, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
We consider various factors to determine if a decrease in the value of our investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary decrease in the value of its investments in unconsolidated joint ventures during the three and six months ended June 30, 2014 and 2013, respectively.
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
JUNE 30, 2014

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income(loss), net in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2014, the Company recorded a gain of approximately $3,000 related to the ineffective portion of the derivative, which was caused by a timing difference between the derivative and the hedged item. During the three and six months ended June 30, 2013, the Company recorded a loss of less than a $1,000 related to the ineffective portion of the derivative, which was caused by an index difference between the derivative and the hedged item.
Amounts reported in Accumulated other comprehensive income (loss), net in the Consolidated Balance Sheets related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through June 30, 2015, the Company estimates that an additional $2.9 million will be reclassified as an increase to interest expense.
As of June 30, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	11	$419,787
Interest rate caps	5	$274,291
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in no adjustment to earnings for the three and six months ended June 30, 2014 and a gain/(loss) of $(3,000) and $(5,000) for the three and six months ended June 30, 2013, respectively.
As of June 30, 2014, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	1	$65,197

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2014

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance Sheet Location	June 30, 2014	December 31, 2013	Balance Sheet Location	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$15	$—	Other liabilities	$3,674	$4,965
Total		$15	$—		$3,674	$4,965
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$—	$—	Other liabilities	$—	$—
Total		$—	$—		$—	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2014

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2014	2013		2014	2013		2014	2013

For the Three Months Ended June 30,
Interest rate products	$304	$144	Interest expense	$(1,145)	$(1,608)	Interest expense	$3	$—
Total	$304	$144		$(1,145)	$(1,608)		$3	$—

For the Six Months Ended June 30,
Interest rate products	$249	$52	Interest expense	$(2,677)	$(3,545)	Interest expense	$3	$—
Total	$249	$52		$(2,677)	$(3,545)		$3	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2014	2013

For the Three Months Ended June 30,
Interest rate products	Interest and other income/(loss), net	$—	$(3)
Total		$—	$(3)

For the Six Months Ended June 30,
Interest rate products	Interest and other income/(loss), net	$—	$(5)
Total		$—	$(5)

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2014

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
As of June 30, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.0 million. As of June 30, 2014, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2014, it may have been required to settle its obligations under the agreements at their termination value of $4.0 million.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2014

Tabular Disclosure of Offsetting Derivatives
Company has elected not to offset derivative positions in the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of June 30, 2014 and December 31, 2013 (dollar in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Financial Instruments	Cash Collateral Received	Net Amount

June 30, 2014	$15	$—	$15	$—	$—	$15

December 31, 2013	$—	$—	$—	$—	$—	$—

(a) Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (b)	Financial Instruments	Cash Collateral Posted	Net Amount

June 30, 2014	$3,674	$—	$3,674	$—	$—	$3,674

December 31, 2013	$4,965	$—	$4,965	$—	$—	$4,965

(b) Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.
11. STOCK BASED COMPENSATION
During the three and six months ended June 30, 2014 and 2013, the Company recognized $3.6 million and $7.3 million and $2.4 million and $4.3 million, respectively, as stock based compensation expense, which is inclusive of awards granted to our independent directors.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2014

12. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Company’s real estate commitments at June 30, 2014 (dollars in thousands):

	Number of Properties	Costs Incurred to Date		Expected Costs to Complete		Average Ownership Stake
Wholly-owned — under development	3	$275,819	(a)	$124,581		100%
Wholly-owned — redevelopment	1	76,167	(a)	21,833		100%
Joint ventures:
Unconsolidated joint ventures	1	48,798	(b)	113,229	(b)	51%
Participating loan investments	1	31,622		60,387	(c)	0%
		$432,406		$320,030

(a)	Costs incurred to date include $28.1 million and $2.7 million of accrued fixed assets for development and redevelopment, respectively.

(b)	Represents UDR’s contributed and remaining equity commitment in unconsolidated joint ventures.

(c)	Represents UDR’s remaining participating loan commitment for Steele Creek.
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
UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•
Same-Store Communities represent those communities acquired, developed, and stabilized prior to April 1, 2013 for quarter-to-date comparison and January 1, 2013 for year-to-date comparison and held as of June 30, 2014. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2014

redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

•
Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped properties, and the non-apartment components of mixed use properties.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and six months ended June 30, 2014 and 2013.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2014

The following table details rental income and NOI from continuing and discontinued operations for UDR’s reportable segments for the three and six months ended June 30, 2014 and 2013, and reconciles NOI to Net Income/(Loss) Attributable to UDR, Inc. in the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reportable apartment home segment rental income
Same-Store Communities
West Region	$63,028	$59,549	$124,564	$117,295
Mid-Atlantic Region	40,656	40,016	80,877	79,773
Southeast Region	26,871	25,654	53,368	50,912
Northeast Region	20,294	19,401	29,924	28,663
Southwest Region	13,623	12,946	27,090	25,719
Non-Mature Communities/Other	36,565	31,047	79,614	70,552
Total consolidated rental income	$201,037	$188,613	$395,437	$372,914
Reportable apartment home segment NOI
Same-Store Communities
West Region	$45,745	$42,646	$90,121	$83,696
Mid-Atlantic Region	28,391	28,004	55,959	55,658
Southeast Region	17,977	16,684	35,849	33,306
Northeast Region	15,459	14,359	22,106	20,770
Southwest Region	8,263	8,068	16,621	15,768
Non-Mature Communities/Other	24,557	18,892	51,860	44,771
Total consolidated NOI	140,392	128,653	272,516	253,969
Reconciling items:
Joint venture management and other fees	2,747	3,217	6,434	6,140
Property management	(5,529)	(5,187)	(10,875)	(10,255)
Other operating expenses	(2,171)	(1,807)	(4,106)	(3,450)
Real estate depreciation and amortization	(88,876)	(85,131)	(177,409)	(168,573)
General and administrative	(12,530)	(9,866)	(24,524)	(19,342)
Casualty-related recoveries/(charges), net	—	2,772	(500)	5,793
Other depreciation and amortization	(1,193)	(1,138)	(2,273)	(2,284)
Income/(loss) from unconsolidated entities	(428)	515	(3,993)	(2,287)
Interest expense	(31,691)	(30,803)	(64,575)	(61,784)
Interest and other income/(expense), net	1,426	1,446	2,841	2,462
Tax benefit, net	2,230	2,683	5,559	4,656
Gain/(loss) on sale of real estate owned, net of tax	26,709	—	51,003	—
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership	(1,077)	(159)	(1,724)	(114)
Net (income)/loss attributable to noncontrolling interests	(2)	(3)	(6)	(7)
Net income/(loss) attributable to UDR, Inc.	$30,007	$5,192	$48,368	$4,924

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
JUNE 30, 2014

The following table details the assets of UDR’s reportable segments as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013
Reportable apartment home segment assets:
Same-Store Communities:
West Region	$2,419,275	$2,412,091
Mid-Atlantic Region	1,400,691	1,395,772
Southeast Region	791,685	785,134
Northeast Region	1,071,543	1,066,260
Southwest Region	437,253	434,875
Non-Mature Communities/Other	2,216,906	2,113,845
Total assets	8,337,353	8,207,977
Accumulated depreciation	(2,339,824)	(2,208,794)
Total assets — net book value	5,997,529	5,999,183
Reconciling items:
Cash and cash equivalents	26,816	30,249
Restricted cash	23,334	22,796
Funds held in escrow from IRC Section 1031 exchanges	30,275	—
Deferred financing costs, net	25,545	26,924
Notes receivable, net	44,248	83,033
Investment in and advances to unconsolidated joint ventures, net	612,688	507,655
Other assets	171,970	137,882
Total consolidated assets	$6,932,405	$6,807,722
Capital expenditures related to our Same-Store Communities totaled $13.6 million and $21.3 million and $13.6 million and $20.1 million for the three and six months ended June 30, 2014 and 2013, respectively. Capital expenditures related to our Non-Mature Communities/Other totaled $1.7 million and $3.8 million and $2.5 million and $3.2 million for the three and six months ended June 30, 2014 and 2013, respectively.
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

UNITED DOMINION REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$4,088,907	$4,108,417
Less: accumulated depreciation	(1,313,209)	(1,241,574)
Real estate held for investment, net	2,775,698	2,866,843
Real estate under development (net of accumulated depreciation $0 and $0, respectively)	108,705	80,063
Total real estate owned, net of accumulated depreciation	2,884,403	2,946,906
Cash and cash equivalents	1,175	1,897
Restricted cash	13,637	13,526
Deferred financing costs, net	5,137	5,848
Other assets	22,357	25,064
Total assets	$2,926,709	$2,993,241

LIABILITIES AND CAPITAL

Liabilities:
Secured debt	$930,463	$934,865
Notes payable due to General Partner	88,696	88,696
Real estate taxes payable	6,788	6,228
Accrued interest payable	3,204	3,323
Security deposits and prepaid rent	15,913	14,172
Distributions payable	47,788	43,253
Deferred gains on the sale of depreciable property	47,531	63,838
Accounts payable, accrued expenses, and other liabilities	30,363	35,769
Total liabilities	1,170,746	1,190,144

Commitments and contingencies (Note 11)

Capital:
Partners’ capital:
General partner: 110,883 OP Units outstanding at June 30, 2014 and December 31, 2013	1,138	1,163
Limited partners: 183,167,815 OP Units outstanding at June 30, 2014 and December 31, 2013	1,757,245	1,797,836
Accumulated other comprehensive income/(loss), net	(2,060)	(3,065)
Total partners’ capital	1,756,323	1,795,934
Payable/(receivable) due to/(from) General Partner	(17,897)	(9,916)
Noncontrolling interests	17,537	17,079
Total capital	1,755,963	1,803,097
Total liabilities and capital	$2,926,709	$2,993,241
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES:
Rental income	$104,842	$100,421	$207,212	$198,191

OPERATING EXPENSES:
Property operating and maintenance	18,328	18,630	36,562	36,609
Real estate taxes and insurance	11,546	10,805	23,265	21,978
Property management	2,883	2,761	5,698	5,450
Other operating expenses	1,451	1,423	2,887	2,809
Real estate depreciation and amortization	44,697	44,777	88,968	89,633
General and administrative	7,459	5,894	14,429	11,469
Casualty-related (recoveries)/charges, net	—	(2,257)	500	(4,276)
Total operating expenses	86,364	82,033	172,309	163,672

Operating income	18,478	18,388	34,903	34,519

Interest expense	(9,008)	(8,783)	(17,871)	(17,778)
Interest expense on note payable due to General Partner	(1,151)	(267)	(2,302)	(534)
Income/(loss) from continuing operations	8,319	9,338	14,730	16,207
Income/(loss) from discontinued operations	—	882	—	1,787
Income/(loss) before gain/(loss) on sale of real estate owned	8,319	10,220	14,730	17,994
Gain/(loss) on sale of real estate owned	16,285	—	40,687	—
Net income/(loss)	24,604	10,220	55,417	17,994
Net (income)/loss attributable to noncontrolling interests	(178)	(66)	(458)	(112)
Net income/(loss) attributable to OP unitholders	$24,426	$10,154	$54,959	$17,882

Income/(loss) per weighted average OP Unit - basic and diluted:
Income/(loss) from continuing operations attributable to OP unitholders	$0.13	$0.05	$0.30	$0.09
Income(loss) from discontinued operations attributable to OP unitholders	$—	$0.00	$—	$0.01
Net income/(loss) attributable to OP unitholders	$0.13	$0.06	$0.30	$0.10

Weighted average OP Units outstanding - basic and diluted	183,279	184,281	183,279	184,281
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income/(loss)	$24,604	$10,220	$55,417	$17,994

Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(140)	(29)	(191)	(83)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	573	569	1,196	1,451
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	433	540	1,005	1,368

Comprehensive income/(loss)	25,037	10,760	56,422	19,362

Comprehensive (income)/loss attributable to noncontrolling interests	(178)	(66)	(458)	(112)

Comprehensive income/(loss) attributable to OP unitholders	$24,859	$10,694	$55,964	$19,250

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

	Class A Limited Partners	Limited Partners	UDR, Inc.		Accumulated Other Comprehensive Income/(Loss), net	Total Partners’ Capital	Payable/(Receivable) due to/(from) General Partner	Noncontrolling Interests
			Limited Partner	General Partner					Total
Balance at December 31, 2013	$40,902	$176,695	$1,580,239	$1,163	$(3,065)	$1,795,934	$(9,916)	$17,079	$1,803,097
Net income/(loss)	525	2,268	52,133	33	—	54,959	—	458	55,417
Distributions	(1,164)	(3,933)	(90,420)	(58)	—	(95,575)	—	—	(95,575)
OP Unit Redemptions for common shares of UDR	—	(191)	191	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	9,887	41,600	(51,487)	—	—	—	—	—	—
Other comprehensive income/(loss)	—	—	—	—	1,005	1,005	—	—	1,005
Net change in amount due to/(from) General Partner	—	—	—	—	—	—	(7,981)	—	(7,981)
Balance at June 30, 2014	$50,150	$216,439	$1,490,656	$1,138	$(2,060)	$1,756,323	$(17,897)	$17,537	$1,755,963
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for unit data)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net income/(loss)	55,417	17,994
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	88,968	90,635
Gain on sale of real estate owned	(40,687)	—
Casualty-related (recoveries)/charges, net	500	(2,151)
Other	(123)	1,989
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	1,506	665
Increase/(decrease) in operating liabilities	(2,164)	2,090
Net cash provided by operating activities	103,417	111,222

Investing Activities
Proceeds from sale of real estate investments, net	47,922	—
Development of real estate assets	(29,192)	(27,752)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(21,355)	(48,035)
Net cash provided by/(used in) investing activities	(2,625)	(75,787)

Financing Activities
Advances from/(to) General Partner, net	(94,113)	10,573
Payments on secured debt	(2,492)	(39,865)
Distributions paid to partnership unitholders	(4,909)	(4,625)
Payments of financing costs	—	(1,125)
Net cash provided by/(used in) financing activities	(101,514)	(35,042)
Net increase/(decrease) in cash and cash equivalents	(722)	393
Cash and cash equivalents, beginning of period	1,897	2,804
Cash and cash equivalents, end of period	$1,175	$3,197

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$21,649	$22,064
Non-cash transactions:
Reallocation of credit facilities debt from General Parnter	$—	$13,682
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

1. CONSOLIDATION AND BASIS OF PRESENTATION
Consolidation and Basis of Presentation
United Dominion Realty, L.P. (“UDR, L.P.,” the “Operating Partnership,” “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the three and six months ended June 30, 2014 and 2013, rental revenues of the Operating Partnership represented 52% and 52% and 54% and 54%, respectively, of the General Partner’s consolidated rental revenues (including those classified within discontinued operations). At June 30, 2014, the Operating Partnership’s apartment portfolio consisted of 67 communities located in 17 markets consisting of 20,482 apartment homes.
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
As of June 30, 2014, there were 183,278,698 OP Units outstanding, of which 173,967,166 or 94.9% were owned by UDR and affiliated entities and 9,311,532 or 5.1% were owned by non-affiliated limited partners. See Note 9, Capital Structure.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of June 30, 2014, and results of operations for the three and six months ended June 30, 2014 and 2013 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2013 included in the Annual Report on Form 10-K filed by UDR and the Operating Partnership with the SEC on February 25, 2014.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2014

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
The Operating Partnership elected to early adopt this standard effective January 1, 2014, which had a significant impact on the Operating Partnership’s consolidated financial statements as further discussed in Note 4, Discontinued Operations. Subsequent to the Operating Partnership’s adoption of ASU 2014-08, the sale of real estate that does not meet the definition of a discontinued operation under the standard is included in Gain/(loss) on sale of real estate owned on the Consolidated Statements of Operations.
In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard specifically excludes lease contracts. The ASU allows for the use of either the full or modified retrospective transition method, and the standard will be effective for the Operating Partnership on January 1, 2017; early adoption is not permitted. The Operating Partnership has not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
Revenue and Real Estate Sales Gain Recognition
Rental income related to leases is recognized on an accrual basis when due from residents and tenants in accordance with GAAP. Rental payments are generally due on a monthly basis and recognized when earned. The Operating Partnership recognizes interest income, fees and incentives when earned, fixed and determinable.
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
Comprehensive Income/(Loss)
Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to unitholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and six months ended June 30, 2014 and 2013, the Operating Partnership’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges and (gain)/loss reclassified from other comprehensive income/(loss) into earnings. The (gain)/loss reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 8, Derivatives and Hedging Activity, for further discussion.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2014

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
3. REAL ESTATE OWNED
Real estate assets owned by the Operating Partnership consists of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. At June 30, 2014, the Operating Partnership owned and consolidated 67 communities in nine states plus the District of Columbia totaling 20,482 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013
Land	$997,707	$1,004,447
Depreciable property — held and used:
Buildings, improvements, and furniture, fixture and equipment	3,091,200	3,103,970
Under development:
Land	9,447	9,447
Construction in progress	99,258	70,616
Real estate owned	4,197,612	4,188,480
Accumulated depreciation	(1,313,209)	(1,241,574)
Real estate owned, net	$2,884,403	$2,946,906
The Operating Partnership did not have any acquisitions during the six months ended June 30, 2014 and 2013, respectively.
Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Operating Partnership capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the three and six months ended June 30, 2014 and 2013 were $542,000 and $1.3 million and

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2014

$678,000 and $1.4 million, respectively. During the three and six months ended June 30, 2014 and 2013, total interest capitalized was $1.0 million and $2.0 million and $1.4 million and $2.7 million, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion and depreciation commences over the estimated useful life.
During the six months ended June 30, 2014, the Operating Partnership sold one community and an adjacent parcel of land in San Diego, CA for gross proceeds of $48.7 million, resulting in a $24.4 million gain and net proceeds of $47.9 million. In the second quarter 2014, the Operating Partnership recorded a gain of $16.3 million in connection with the sale of one community in Tampa, Florida, which was previously deferred. The total gains of $40.7 million were included in Gain/(loss) on sale of real estate owned on the Consolidated Statements of Operations. There was no real estate sold during the three and six months ended June 30, 2013.

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

During the three and six months ended June 30, 2013, the Operating Partnership recorded $2.3 million and $4.3 million, respectively, of insurance recoveries related to the business interruption and other losses associated with Hurricane Sandy These recoveries were included in Casualty-related (recoveries)/charges, net on the Consolidated Statements of Operations for the three and six months ended June 30, 2013.

During the six months ended June 30, 2014, we recorded a $500,000 casualty-related loss for one property damaged during an earthquake in California.
4. DISCONTINUED OPERATIONS
Effective January 1, 2014, UDR prospectively adopted ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, for all communities not previously sold or classified as held for sale. The standard had a material impact on the Company’s consolidated financial statements. As a result of adopting the ASU, during the three and six months ended June 30, 2014, net gains of $16.3 million and $39.6 million, respectively, from disposition of real estate, excluding a $1.1 million gain related to the sale of land during the first quarter of 2014, were included in Gain/(loss) on sale of real estate owned on the Consolidated Statements of Operations rather than in Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations.

Prior to the prospective adoption of ASU 2014-08, FASB ASC Subtopic 205.20, required, among other things, that the primary assets and liabilities and the results of operations of UDR’s real properties that have been sold or are held for disposition, be classified as discontinued operations and segregated in UDR’s Consolidated Statements of Operations and Consolidated Balance Sheets. Consequently, the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition prior to January 1, 2014 are accounted for as discontinued operations for all periods presented.  This presentation does not have an impact on net income available to common stockholders, it only results in the reclassification of the operating results within the Consolidated Statements of Operations for the periods ended June 30, 2014 and 2013.
In 2013, the Company sold two communities with 914 apartment homes in the Sacramento market. The operating results related to these communities for the three and six months ended June 30, 2013 are included in Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2014

The following is a summary of income/(loss) from discontinued operations for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rental income	$—	$2,288	$—	$4,578
Rental expenses	—	813	—	1,598
Property management	—	63	—	126
Real estate depreciation and amortization	—	530	—	1,067
Income/(loss) from discontinued operations	$—	$882	$—	$1,787

Income/(loss) from discontinued operations attributable to UDR, Inc.	$—	$882	$—	$1,787
5. DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	Principal Outstanding		As of June 30, 2014
	June 30, 2014	December 31, 2013	Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
Fixed Rate Debt
Mortgage notes payable	$382,610	$386,803	5.45%	2.1	5
Fannie Mae credit facilities	378,794	379,003	4.71%	5.0	10
Total fixed rate secured debt	761,404	765,806	5.08%	3.5	15
Variable Rate Debt
Tax-exempt secured note payable	27,000	27,000	1.02%	17.7	1
Fannie Mae credit facilities	142,059	142,059	1.88%	7.2	5
Total variable rate secured debt	169,059	169,059	1.74%	8.9	6
Total Secured Debt	$930,463	$934,865	4.48%	4.5	21
As of June 30, 2014, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $836.0 million with $836.0 million outstanding. The Fannie Mae credit facilities are for an initial term of seven to 10 years (maturing at various dates from May 2017 through July 2023) and bear interest at floating and fixed rates. At June 30, 2014, $624.6 million of the outstanding balance was fixed at a weighted average interest rate of 4.99% and the remaining balance of $211.4 million on these facilities had a weighted average variable interest rate of 1.58%.
The following information relates to the credit facilities allocated to the Operating Partnership (dollars in thousands):

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2014

	June 30, 2014	December 31, 2013
Borrowings outstanding	$520,853	$521,062
Weighted average borrowings during the period ended	521,309	522,007
Maximum daily borrowings during the period	521,823	523,187
Weighted average interest rate during the period ended	4.1%	4.2%
Interest rate at the end of the period	4.1%	4.1%
The Operating Partnership may from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair value adjustment of the fixed rate debt instruments on the Operating Partnership’s properties was a net premium of $8.1 million and $10.0 million at June 30, 2014 and December 31, 2013, respectively.
Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from December 2015 through May 2019 and carry interest rates ranging from 3.43% to 5.94%.
Secured credit facilities. At June 30, 2014, the General Partner had borrowings against its fixed rate facilities of $624.6 million, of which $378.8 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of June 30, 2014, the fixed rate Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average fixed interest rate of 4.71%.
Variable Rate Debt
Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures March 2032. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 1.02% as of June 30, 2014.
Secured credit facilities. At June 30, 2014, the General Partner had borrowings against its variable rate facilities of $211.4 million, of which $142.1 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of June 30, 2014, the variable rate borrowings under the Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average floating interest rate of 1.88%.
The aggregate maturities of the Operating Partnership’s secured debt due during each of the next five calendar years subsequent to June 30, 2014 are as follows (dollars in thousands):

	Fixed		Variable
Year	Mortgage Notes	Credit Facilities	Tax Exempt Notes Payable	Credit Facilities	Total
2014	$4,344	$174	$—	$—	$4,518
2015	192,988	366	—	—	193,354
2016	131,958	385	—	—	132,343
2017	1,642	15,640	—	6,566	23,848
2018	1,698	161,754	—	46,272	209,724
Thereafter	49,980	200,475	27,000	89,221	366,676
Total	$382,610	$378,794	$27,000	$142,059	$930,463

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2014

Guarantor on Unsecured Debt
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $900 million, $250 million of term notes due June 2018, $100 million of term notes due June 2018, $300 million of medium-term notes due June 2018, $300 million of medium-term notes due October 2020, $400 million of medium-term notes due January 2022, and $300 million of medium-term notes due July 2024. As of June 30, 2014, the outstanding balance under the unsecured revolving credit facility was $276.5 million. As of December 31, 2013, there were no outstanding borrowings under the unsecured revolving credit facility.
6. RELATED PARTY TRANSACTIONS
Payable/(Receivable) Due To/(From) the General Partner
The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had net receivable balance of $17.9 million and $9.9 million at June 30, 2014 and December 31, 2013, respectively, which is reflected as a reduction of capital, respectively, on the Consolidated Balance Sheets.
Allocation of General and Administrative Expenses
The General Partner provides various general and administrative and other overhead services for the Operating Partnership including legal assistance, acquisitions analysis, marketing and advertising, and allocates these expenses to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on its pro-rata portion of UDR’s total apartment homes. During the three and six months ended June 30, 2014 and 2013, the general and administrative expenses allocated to the Operating Partnership by UDR were $7.2 million and $13.9 million and $5.6 million and $10.9 million, respectively, and are included in General and administrative on the Consolidated Statements of Operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.
During the three and six months ended June 30, 2014 and 2013, the Operating Partnership incurred $3.1 million and $6.2 million and $3.0 million and $6.0 million, respectively, of related party management fees related to a management agreement entered into in 2011with wholly- owned subsidiaries of RE3. (See further discussion in paragraph below.) These related party management fees are initially recorded in General and administrative on the Consolidated Statements of Operations, and a portion related to management fees charged by the Taxable REIT Subsidiary (“TRS”) of the General Partner is reclassified to Property management on the Consolidated Statements of Operations. (See further discussion below.)
Management Fee
In 2011, the Operating Partnership entered into a management agreement with wholly owned subsidiaries of RE3. Under the management agreement, the Operating Partnership is charged a management fee equal to 2.75% of gross rental revenues, which is classified in Property Management on the Consolidated Statements of Operations.
Notes Payable to General Partner
As of June 30, 2014 and December 31, 2013, the Operating Partnership had $88.7 million of unsecured notes payable to the General Partner at annual interest rates between 5.18% and 5.337%. Certain limited partners of the Operating Partnership have provided guarantees related to these notes payable. The guarantees were provided by the limited partners in conjunction with their contribution of properties to the Operating Partnership. The notes mature on August 31, 2021 and December 31, 2023 and interest payments are made monthly. The Operating Partnership recognized $1.2 million and $2.3 million and $267,000 and $534,000 of interest expense on the notes payable during the three and six months ended June 30, 2014 and 2013, respectively.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2014

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

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of June 30, 2014 and December 31, 2013 are summarized as follows (dollars in thousands):

			Fair Value at June 30, 2014, Using
	Total Carrying Amount in Statement of Financial Position on June 30, 2014	Fair Value Estimate at June 30, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Derivatives- Interest rate contracts (a)	$14	$14	$—	$14	$—
Total assets	$14	$14	$—	$14	$—

Derivatives- Interest rate contracts (a)	$1,848	$1,848	$—	$1,848	$—
Secured debt instruments- fixed rate: (b)
Mortgage notes payable	382,610	401,792	—	—	401,792
Fannie Mae credit facilities	378,794	398,766	—	—	398,766
Secured debt instruments- variable rate: (b)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Fannie Mae credit facilities	142,059	142,059	—	—	142,059
Total liabilities	$932,311	$971,465	$—	$1,848	$969,617

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2014

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
Although the General Partner, on behalf of the Operating Partnership, has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2014 and December 31, 2013, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Financial Instruments Not Carried at Fair Value
At June 30, 2014, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Operating Partnership using available market information and appropriate

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2014

valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2014 and 2013, the Operating Partnership recorded no ineffectiveness and less than $1,000 loss from ineffectiveness in earnings attributable to an index mismatch between the derivative and the hedged item, respectively.
Amounts reported in Accumulated other comprehensive income/(loss), net related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is allocated to the Operating

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2014

Partnership. During the next twelve months through June 30, 2015, we estimate that an additional $1.6 million will be reclassified as an increase to interest expense.
As of June 30, 2014, the Operating Partnership had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	2	$96,974
Interest rate caps	5	$255,561
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in no adjustment to earnings for the three and six months ended June 30, 2014 and gains/(losses) of $(3,000) and $(5,000) for the three and six months ended June 30, 2013, respectively.
As of June 30, 2014, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	—	$—

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Operating Partnership’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013.

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance Sheet Location	June 30, 2014	December 31, 2013	Balance Sheet Location	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$14	$—	Other liabilities	$1,848	$2,731
Total		$14	$—		$1,848	$2,731

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$—	$—	Other liabilities	$—	$—
Total		$—	$—		$—	$—

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2014

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships				Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2014	2013		2014	2013

For the Three Months Ended June 30,

Interest rate products	$(140)	$(29)	Interest expense	$(573)	$(569)
Total	$(140)	$(29)		$(573)	$(569)

For the Six Months Ended June 30,
Interest rate products	$(191)	$(83)	Interest expense	$(1,196)	$(1,451)
Total	$(191)	$(83)		$(1,196)	$(1,451)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives

		2014	2013

For the Three Months Ended June 30,
Interest rate products	Other operating expenses	$—	$(3)
Total		$—	$(3)
For the Six Months Ended June 30,
Interest rate products	Other operating expenses	$—	$(5)
Total		$—	$(5)
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
Certain of the General Partner’s agreements with its derivative counterparties contain provisions where if there is a change in the General Partner’s financial condition that materially changes the General Partner’s creditworthiness in an adverse

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2014

manner, the General Partner may be required to fully collateralize its obligations under the derivative instrument. At June 30, 2014 and December 31, 2013, no cash collateral was posted or required to be posted by the General Partner or by a counterparty.
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
As of June 30, 2014, the fair value of derivatives in a net liability position that were allocated to the Operating Partnership, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.0 million. As of June 30, 2014, the General Partner has not posted any collateral related to these agreements. If the General Partner had breached any of these provisions at June 30, 2014, it would have been required to settle its obligations under the agreements at their termination value of $2.0 million.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2014

The General Partner has elected not to offset derivative positions in the consolidated financial statements. The table below presents the effect on the Operating Partnership’s financial position had the General Partner made the election to offset its derivative positions as of June 30, 2014 and December 31, 2013:

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Financial Instruments	Cash Collateral Received	Net Amount

June 30, 2014	$14	$—	$14	$—	$—	$14

December 31, 2013	$—	$—	$—	$—	$—	$—

(a) Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (b)	Financial Instruments	Cash Collateral Posted	Net Amount

June 30, 2014	$1,848	$—	$1,848	$—	$—	$1,848

December 31, 2013	$2,731	$—	$2,731	$—	$—	$2,731

(b) Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2014

9. CAPITAL STRUCTURE
General Partnership Units
The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP Units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Partnership Units. There were 110,883 General Partnership units outstanding at June 30, 2014 and December 31, 2013, all of which were held by UDR.
Limited Partnership Units
At June 30, 2014 and December 31, 2013, there were 183,167,815 limited partnership units outstanding, of which 1,873,332 were Class A Limited Partnership Units. UDR owned 173,856,283 or 94.9% and 173,848,891 or 94.9% at June 30, 2014 and December 31, 2013, respectively, of which 121,661 were Class A Limited Partnership Units. The remaining 9,311,532 or 5.1% and 9,318,924 or 5.1% OP Units outstanding, were held by non-affiliated partners at June 30, 2014 and December 31, 2013, respectively, of which 1,751,671 were Class A Limited Partnership Units.
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
The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $266.6 million and $217.6 million as of June 30, 2014 and December 31, 2013, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.
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
JUNE 30, 2014

10. INCOME/(LOSS) PER OPERATING PARTNERSHIP UNIT
Basic income/(loss) per OP Unit is computed by dividing net income/(loss) attributable to general and limited partner unitholders by the weighted average number of general and limited partner units (including redeemable OP Units) outstanding during the period. Diluted income/(loss) per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units or resulted in the issuance of OP Units and then shared in the income/(loss) of the Operating Partnership. For the three and six months ended June 30, 2014 and 2013, there were no dilutive instruments outstanding, and therefore, diluted income/(loss) per OP Unit and basic income/(loss) per OP Unit are the same. See note 9, Capital Structure, for further discussion on redemption rights of OP Units.
The following table sets forth the computation of basic and diluted income/(loss) per OP Unit for the periods presented (dollars in thousands, except per OP Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator for income/(loss) per OP Unit — basic and diluted:
Income/(loss) from continuing operations	$8,319	$9,338	$14,730	$16,207
Gain/(loss) on sale of real estate owned	16,285	—	40,687	—
(Income)/loss from continuing operations attributable to noncontrolling interests	(178)	(66)	(458)	(112)
Income/(loss) from continuing operations attributable to OP unitholders	$24,426	$9,272	$54,959	$16,095

Income/(loss) from discontinued operations	$—	$882	$—	$1,787
(Income)/loss from discontinued operations attributable to noncontrolling interests	—	—	—	—
Income/(loss) from discontinued operations attributable to OP unitholders	$—	$882	$—	$1,787

Net income/(loss)	$24,604	$10,220	$55,417	$17,994
Net (income)/loss attributable to noncontrolling interests	(178)	(66)	(458)	(112)
Net income/(loss) attributable to OP unitholders	$24,426	$10,154	$54,959	$17,882

Denominator for income/(loss) per OP Unit — basic and diluted:
Weighted average OP Units outstanding — basic and diluted	183,279	184,281	183,279	184,281

Income/(loss) per weighted average OP Unit — basic and diluted:
Income/(loss) from continuing operations attributable to OP unitholders	$0.13	0.05	$0.30	$0.09
Income/(loss) from discontinued operations attributable to OP unitholders	$—	$0.00	$—	$0.01
Net income/(loss) attributable to OP unitholders	$0.13	0.06	$0.30	$0.10

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2014

11. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Operating Partnership’s real estate commitments at June 30, 2014 (dollars in thousands):

	Number of Properties	Costs Incurred to Date (a)	Expected Costs to Complete (unaudited)
Real estate communities — under development	1	$108,705	$23,295
		$108,705	$23,295

(a) Includes $8.5 million of accrued fixed assets for development.

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
The Operating Partnership’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•
Same-Store Communities represent those communities acquired, developed, and stabilized prior to April 1, 2013 for quarter-to-date comparison and January 1, 2013 for year-to-date comparison and held as of June 30, 2014. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2014

•
Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped properties, and the non-apartment components of mixed use properties.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the three and six months ended June 30, 2014 and 2013.
The following table details rental income and NOI from continuing and discontinued operations for the Operating Partnership’s reportable segments for the three and six months ended June 30, 2014 and 2013, and reconciles NOI to Net Income/(Loss) Attributable to OP Unitholders in the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reportable apartment home segment rental income
Same-Store Communities
West Region	$48,117	$45,349	$90,813	$85,391
Mid-Atlantic Region	17,364	17,080	34,610	33,990
Southeast Region	11,254	10,750	22,385	21,336
Northeast Region	14,657	14,042	18,754	18,111
Southwest Region	6,653	6,369	10,840	10,397
Non-Mature Communities/Other	6,797	9,119	29,810	33,544
Total consolidated rental income	$104,842	$102,709	$207,212	$202,769
Reportable apartment home segment NOI
Same-Store Communities
West Region	$35,336	$32,792	$66,308	$61,359
Mid-Atlantic Region	11,900	11,672	23,466	23,206
Southeast Region	7,503	6,936	14,959	13,941
Northeast Region	11,415	10,518	14,153	13,333
Southwest Region	4,168	4,104	6,983	6,593
Non-Mature Communities/Other	4,646	6,439	21,516	24,152
Total consolidated NOI	74,968	72,461	147,385	142,584
Reconciling items:
Property management	(2,883)	(2,824)	(5,698)	(5,576)
Other operating expenses	(1,451)	(1,423)	(2,887)	(2,809)
Real estate depreciation and amortization	(44,697)	(45,307)	(88,968)	(90,700)
General and administrative	(7,459)	(5,894)	(14,429)	(11,469)
Casualty-related recoveries/(charges), net	—	2,257	(500)	4,276
Interest expense	(10,159)	(9,050)	(20,173)	(18,312)
Gain/(loss) on sale of real estate owned	16,285	—	40,687	—
Net (income)/loss attributable to noncontrolling interests	(178)	(66)	(458)	(112)
Net income/(loss) attributable to OP unitholders	$24,426	$10,154	$54,959	$17,882

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
JUNE 30, 2014

The following table details the assets of the Operating Partnership’s reportable segments as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013
Reportable apartment home segment assets
Same-Store Communities
West Region	$1,738,485	$1,733,144
Mid-Atlantic Region	708,246	706,447
Southeast Region	330,502	328,150
Northeast Region	774,945	770,937
Southwest Region	227,245	226,252
Non-Mature Communities/Other	418,189	423,550
Total assets	4,197,612	4,188,480
Accumulated depreciation	(1,313,209)	(1,241,574)
Total assets - net book value	2,884,403	2,946,906
Reconciling items:
Cash and cash equivalents	1,175	1,897
Restricted cash	13,637	13,526
Deferred financing costs, net	5,137	5,848
Other assets	22,357	25,064
Total consolidated assets	$2,926,709	$2,993,241
Capital expenditures related to the Operating Partnership’s Same-Store Communities totaled $7.5 million and $11.4 million and $7.9 million and $11.5 million for the three and six months ended June 30, 2014 and 2013, respectively. Capital expenditures related to the Operating Partnership’s Non-Mature Communities/Other totaled $180,000 and $419,000 and $744,000 and $1.1 million for the three and six months ended June 30, 2014 and 2013, respectively.
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
At June 30, 2014, our consolidated real estate portfolio included 142 communities in 10 states plus the District of Columbia totaling 40,811 apartment homes. In addition, we had an ownership interest in 35 communities with 9,791 apartment homes through unconsolidated operating communities. The Same-Store Community apartment home population for the three and six months June 30, 2014 was 35,685 and 35,177, respectively.

The following table summarizes our market information by major geographic markets as of June 30, 2014.

		As of June 30, 2014			For the Three Months Ended June 30, 2014		For the Six Months Ended June 30, 2014
	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Monthly Income per Occupied Home (a)	Average Physical Occupancy	Monthly Income per Occupied Home (a)
Same-Store Communities
West Region
San Francisco, CA	11	2,436	7.9%	$662,576	97.4%	$2,769	97.0%	2,741
Orange County, CA	10	3,290	7.3%	608,700	95.0%	1,740	94.9%	$1,736
Seattle, WA	11	2,165	5.7%	476,870	97.3%	1,585	97.1%	1,566
Monterey Peninsula, CA	7	1,565	1.9%	160,617	97.4%	1,195	94.5%	1,188
Los Angeles, CA	4	800	3.3%	276,638	95.0%	2,252	95.3%	2,246
Other Southern California	4	875	1.7%	141,163	96.6%	1,544	95.8%	1,531
Portland, OR	3	716	0.9%	73,300	97.7%	1,176	97.7%	1,169
Mid-Atlantic Region
Metropolitan D.C.	13	4,313	10.6%	888,649	97.4%	1,826	97.1%	1,823
Baltimore, MD	11	2,301	3.7%	307,324	97.2%	1,462	96.8%	1,461
Richmond, VA	4	1,358	1.7%	138,683	96.5%	1,221	96.6%	1,213
Norfolk, VA	4	846	0.6%	53,377	95.3%	1,051	94.8%	1,043
Other Mid-Atlantic	1	168	0.2%	12,658	97.0%	1,017	97.0%	1,003
Southeast Region
Tampa, FL	9	2,775	3.3%	273,009	96.6%	1,121	96.5%	1,115
Orlando, FL	10	2,796	2.8%	236,987	96.9%	1,034	96.8%	1,029
Nashville, TN	8	2,260	2.3%	189,520	97.6%	1,052	97.3%	1,045
Other Florida	1	636	1.0%	80,663	96.2%	1,352	96.4%	1,347
Northeast Region
New York, NY	3	1,208	9.0%	750,455	97.1%	3,624	97.5%	3,673
Boston, MA	4	1,179	3.9%	321,088	96.8%	2,203	96.4%	2,183
Southwest Region
Dallas, TX	8	2,725	3.4%	290,158	97.6%	1,122	97.1%	1,121
Austin, TX	4	1,273	1.8%	147,229	96.7%	1,264	96.7%	1,259
Total/Average Same- Store Communities	130	35,685	73.0%	6,089,664	96.8%	$1,586	96.5%	$1,550
Non-Mature, Commercial Properties & Other	12	5,126	23.7%	1,971,870
Total Real Estate Held for Investment	142	40,811	96.7%	8,061,534
Real Estate Under Development (b)	—	—	3.3%	275,819
Total Real Estate Owned	142	40,811	100.0%	8,337,353
Total Accumulated Depreciation				(2,339,824)
Total Real Estate Owned, Net of Accumulated Depreciation				$5,997,529

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.

(b)	The Company is currently developing three wholly-owned communities with 874 apartment homes, of which none have been completed.
We report in two segments: Same-Store Communities and Non-Mature Communities/Other.
Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to April 1, 2013 for quarter-to-date comparison and January 1, 2013 for year-to-date comparison and held as of June 30, 2014. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

Our Non-Mature Communities/Other segment represents those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped properties, and the non-apartment components of mixed use properties.
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
We have a shelf registration statement filed with the Securities and Exchange Commission, or “SEC”, which provides for the issuance of an indeterminate amount of common stock, preferred stock, guarantees of debt securities, warrants, subscription rights, purchase contracts and units to facilitate future financing activities in the public capital markets. Access to capital markets is dependent on market conditions at the time of issuance.
As of June 30, 2014, we had approximately $41.2 million of secured debt maturing, inclusive of principal amortization, and no unsecured debt maturing during the remainder of 2014.
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

Statements of Cash Flows
The following discussion explains the changes in net cash provided by operating activities, net cash provided by/(used in) investing activities, and net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013.
Operating Activities
For the six months ended June 30, 2014, our net cash flow provided by operating activities was $186.2 million compared to $172.4 million for the comparable period in 2013. The increase in cash flow from operating activities is primarily due to improved income from continuing operations.
Investing Activities
For the six months ended June 30, 2014, net cash provided by/(used in) investing activities was $(279.6) million compared to $(35.9) million for the comparable period in 2013. The change in investing activities was due to changes in the level of investment activities, which reflect our strategy as it relates to our investments in unconsolidated joint ventures and partnerships, dispositions, capital expenditures, and development activities, all of which are discussed in further detail throughout this Report.
Acquisitions
In January 2014, the Company acquired a fully-entitled land parcel for future development located in Huntington Beach, California for $77.8 million.

Disposition of Investments
In the first quarter of 2014, the Company sold one community and an adjacent parcel of land in San Diego, CA for gross proceeds of $48.7 million, resulting in net proceeds of $47.9 million and a $24.3 million gain (net of tax). On June 30, 2014, the Company sold two communities in Tampa, Florida with 677 apartment homes for $80.7 million, resulting in net proceeds of $79.5 million and a $26.7 million gain (net of tax). As of June 30, 2014, $49.2 million of the net proceeds were held by a qualified intermediary and were remitted to UDR on July 1, 2014. These proceeds are included in Other Assets on the Consolidated Balance Sheet as of June 30, 2014. The remaining $30.3 million of net proceeds were designated for a future 1031 exchange and are included in Funds held in escrow from IRC Section 1031 exchanges on the Consolidated Balance Sheet as of June 30, 2014. The total gains (net of tax) of $51.0 million are included in Gain/(loss) on sale of real estate owned, net of tax on the Consolidated Statements of Operations.
In June 2013, the Company sold a 50% interest in two operating communities, developable land and a community under development to MetLife, resulting in net proceeds of $140.8 million and the formation of the UDR/MetLife Vitruvian Park® joint venture.
Capital Expenditures
In conformity with GAAP, we capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.
Total capital expenditures, which in aggregate include recurring capital expenditures and major renovations, of $45.4 million or $1,129 per stabilized home were spent on all of our communities, excluding development and commercial properties, for the six months ended June 30, 2014 as compared to $88.9 million or $2,150 per stabilized home for the comparable period in prior year.
The decrease in total capital expenditures was primarily due to:

•
a decrease in major renovations of 65.7% or $43.7 million. Major renovations of $22.9 million or $569 per home were spent for the six months ended June 30, 2014 as compared to $66.6 million or $1,610 per home for the comparable period in the prior year. Major renovations for the six months ended June 30, 2014 were primarily attributable to the redevelopment of two wholly-owned communities (1,456 of 1,703 apartment homes being redeveloped, 1,400 of which have been completed) with a budget of $178.0 million, of which we had $154.2 million of costs incurred at June 30, 2014. The redevelopment of one of the two communities has been completed as of June 30, 2014.

This decrease was partially offset by:

•	an increase of 44.4% or $1.5 million in revenue-enhancing capital expenditures, such as kitchen and bath remodels.
The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, non-stabilized communities, and commercial properties, for the six months ended June 30, 2014 and 2013:

				Per Home
	Six Months Ended June 30,			Six Months Ended June 30,
	(dollars in thousands)
	2014	2013	% Change	2014	2013	% Change
Turnover capital expenditures	$5,465	$5,124	6.7%	$136	$124	9.7%
Asset preservation expenditures	12,232	13,862	(11.8)%	304	335	(9.3)%
Total recurring capital expenditures	17,697	18,986	(6.8)%	440	459	(4.1)%
Revenue enhancing improvements	4,823	3,339	44.4%	120	81	48.1%
Major renovations	22,872	66,609	(65.7)%	569	1,610	(64.7)%
Total capital expenditures	$45,392	$88,934	(49.0)%	$1,129	$2,150	(47.5)%
Repair and maintenance expense	$15,424	$15,947	(3.3)%	$384	$385	(0.3)%
Average stabilized home count (a)	40,204	41,372

(a)	Average number of homes is calculated based on the number of stabilized homes outstanding at the end of each month.
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
Real Estate Under Development and Redevelopment
As of June 30, 2014, our development pipeline for three wholly-owned communities totaled 874 homes, of which none have been completed, with a budget of $400.4 million, in which we have a carrying value of $275.8 million. These communities are estimated to be completed during the second quarter of 2015.
As of June 30, 2014, the Company was redeveloping 708 apartment homes, 652 of which have been completed, at one wholly-owned community with 739 total apartment homes. This community is estimated to be completed during the fourth quarter of 2014.
Consolidated Joint Ventures

In December 2013, the Company consolidated its 95%/5% development joint ventures: 13th and Market JV in San Diego, CA and Domain College Park JV in Metropolitan D.C. The consolidation was due to the Company becoming the managing member of each of the joint ventures pursuant to amendments to the limited liability company agreement for each joint venture. In connection with the amendments, our partner received equity distributions reducing its capital account balances to zero, the Company replaced our partner as the managing member, and our partner no longer has the ability to substantively participate in the decision-making process, with only protective rights remaining. We accounted for the consolidations as asset acquisitions since the joint ventures were under development and not complete at the time of consolidation resulting in no gain or loss upon consolidation and increasing our real estate owned by $129.4 million and our debt owed by $63.6 million. In addition pursuant to the amendments, the Company paid a non-refundable deposit to our partner in January 2014 of $2.0 million for each joint venture, or $4.0 million in total, for the right to exercise options in 2014 to acquire our partner’s upside participation in the joint ventures. The non-refundable deposits will be applied towards the future purchase price, which will be equivalent to our partner’s right to receive certain upside participation from the developments.
Unconsolidated Joint Ventures and Partnerships
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures and partnerships consisting of our proportionate share of the net income or losses of the joint ventures and partnerships. In addition, we may earn fees for providing management services to the unconsolidated joint ventures and partnerships.
The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting, as of June 30, 2014 and December 31, 2013 (dollars in thousands):

Joint Venture	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at		UDR’s Ownership Interest
		2014	2014	June 30, 2014	December 31, 2013	June 30, 2014		December 31, 2013
Operating and development:
UDR/MetLife I (a)	Various	0 operating communities	—	$—	$40,336	—%		13.2%
		7 land parcels	N/A	7,044	7,161	4.0%		4.0%
UDR/MetLife II (a)	Various	21 operating communities	4,642	439,973	327,926	50.0%		50.0%
UDR/MetLife Vitruvian Park®	Addison, TX	2 operating communities	739	80,896	79,318	50.0%		50.0%
		1 non-stabilized community	391
		6 land parcels	N/A
UDR/MetLife 399 Fremont	San Francisco, CA	1 development community (*)	447	53,791	36,313	51.0%		51.0%
UDR/KFH	Washington, D.C.	3 operating communities	660	23,998	25,919	30.0%		30.0%
Texas	Texas	8 operating communities	3,359	(24,636)	(23,591)	20.0%		20.0%
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment				581,066	493,382

	Location	Interest Rate	Years To Maturity	Investment at		Income From Participating Loan Investment For
				June 30, 2014	December 31, 2013	Three Months Ended June 30		Six Months Ended June 30
						2014	2013	2014	2013
Participating loan investment:
Steele Creek	Denver, CO	6.5%	3.3	31,622	14,273	$456	—	$777	—
Participating loan investments				31,622	14,273

Total investment in and advances to unconsolidated joint ventures, net				$612,688	$507,655

(*)
The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes. As of June 30, 2014, no apartment homes have been completed at UDR/MetLife 399 Fremont.

(a) On March 31, 2014, the Company sold its minority ownership interests in two small operating communities located in Los Angeles, CA to MetLife for cash proceeds of $3.0 million, which resulted in an immaterial gain. On April 21, 2014, the Company increased its ownership interest in the remaining six operating communities in the UDR/MetLife I Joint Venture from 12% to 50%, and MetLife and the Company contributed these communities to the UDR/MetLife II Joint Venture. The Company paid MetLife $82.5 million for the additional ownership interests. The Company continues to manage the operating communities that were contributed to the UDR/MetLife II Joint Venture as well as the two operating communities in which it sold its minority ownership interests. As of June 30, 2014, the remaining assets in the UDR/MetLife I Joint Venture were comprised of seven potential development land sites in which the Company owned approximately 4%. In July 2014, the Company increased the ownership interest in two of these land sites to 50.1% and subsequently contributed the land into two newly formed joint ventures with MetLife. The Company paid MetLife approximately $21.5 million for the additional ownership interests.
The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.
We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decreases in the value of its investments in unconsolidated joint ventures and partnerships during the three and six months ended June 30, 2014 and 2013.
Financing Activities
For the six months ended June 30, 2014, our net cash provided by/(used in) financing activities was $89.9 million compared to $(139.6) million for the comparable period of 2013.
The following significant financing activities occurred during the six months ended June 30, 2014:

•	repaid $42.3 million of secured debt, including $40.2 million of mortgage payments and the repayment of $2.1 million of credit facilities;

•	repaid $184.0 million of 5.13% unsecured medium-term notes due January 2014;

•	repaid $128.5 million of 5.50% unsecured medium-term notes due April 2014;

•
on June 26, 2014, issued $300 million of 3.750% senior unsecured medium-term notes due July 1, 2024. Interest is payable semi-annually beginning on January 1, 2015. The notes were priced at 99.652% of the principal amount at issuance and had a discount of $1.0 million at June 30, 2014. We used the net proceeds to pay down borrowings outstanding on our $900 million unsecured credit facility and for general corporate purposes. The notes are fully and unconditionally guaranteed by the Operating Partnership;

•	net borrowings of $276.5 million under the Company’s $900 million unsecured revolving credit facility; and

•	paid distributions of 124.3 million to our common stockholders.

Credit Facilities
As of June 30, 2014, the Company has secured credit facilities with Fannie Mae with an aggregate commitment of $836.0 million with $836.0 million outstanding. The Fannie Mae credit facilities are for terms of seven to ten years and bear interest at floating and fixed rates. The Company has $624.6 million of the funded balance fixed at a weighted average interest rate of 4.99%, and the remaining balance of $211.4 million on these facilities has a weighted average variable rate of 1.58% at June 30, 2014.

As of June 30, 2014, the Company has a $900 million unsecured revolving credit facility that matures in December 2017. The credit facility has a six month extension option and contains an accordion feature that allows us to increase the facility to $1.45 billion. Based on the Company’s current credit rating, the credit facility carries an interest rate equal to LIBOR plus a spread of 110 basis points and a facility fee of 20 basis points. As of June 30, 2014, we had $276.5 million outstanding borrowings under the credit facility, leaving $623.5 million of unused capacity (excluding $2.2 million of letters of credit at June 30, 2014).
The Fannie Mae credit facilities and the bank unsecured revolving credit facility are subject to customary financial covenants and limitations.

Derivative Instruments
As part of UDR’s overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. UDR’s derivative transactions used for interest rate risk management include interest rate swaps with indexes that relate to the pricing of specific debt instruments of UDR. We believe that we have appropriately controlled our interest rate risk through the use of derivative instruments to minimize any unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three and six months ended June 30, 2014 (see Note 10, Derivatives and Hedging Activity, in the Notes to the UDR Consolidated Financial Statements included in this Report).
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $648.9 million in variable rate debt that is not subject to interest rate swap contracts as of June 30, 2014. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the six months ended June 30, 2014 would increase by $4.0 million based on the average balance outstanding during the period.
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

The following table outlines our reconciliation of Net Income/(Loss) Attributable to UDR, Inc. to FFO, FFO as Adjusted, and AFFO for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income/(loss) attributable to UDR, Inc.	$30,007	$5,192	$48,368	4,924
Distributions to preferred stockholders	(931)	(931)	(1,862)	(1,862)
Real estate depreciation and amortization, including discontinued operations	88,876	85,131	177,409	168,573
Net income/(loss) attributable to noncontrolling interests	1,079	162	1,730	121
Real estate depreciation and amortization on unconsolidated joint ventures	8,861	5,943	19,528	14,948
Net (gain)/loss on the sale of depreciable property, excluding TRS	(26,709)	—	(49,883)	—
Funds from operations (“FFO”), basic	$101,183	$95,497	$195,290	$186,704
Distribution to preferred stockholders — Series E (Convertible)	931	931	1,862	1,862
FFO, diluted	$102,114	$96,428	$197,152	$188,566
FFO per common share, basic	$0.39	$0.37	$0.75	$0.72
FFO per common share, diluted	$0.39	$0.37	$0.75	$0.71
Weighted average number of common shares and OP Units outstanding — basic	259,571	259,309	259,533	259,303
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	264,543	263,766	264,444	263,741

Impact of adjustments to FFO:
Acquisition-related costs (including joint ventures)	$—	$—	$102	$—
Joint venture financing and acquisition fee	—	(218)	—	(218)
Costs/(benefit) associated with debt extinguishment and tender offer	192	178	192	178
Gains on sale of TRS property and marketable securities	—	—	(1,120)	—
Casualty-related (recoveries)/charges, net	—	(2,772)	500	(5,606)
	$192	$(2,812)	$(326)	$(5,646)

FFO as Adjusted, diluted	$102,306	$93,616	$196,826	$182,920

FFO as Adjusted per common share, diluted	$0.39	$0.35	$0.74	$0.69

Recurring capital expenditures	(11,096)	(12,224)	(17,697)	(18,986)
AFFO	$91,210	$81,392	$179,129	$163,934

AFFO per common share, diluted	$0.34	$0.31	$0.68	$0.62

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average number of common shares and OP Units outstanding — basic	259,571	259,309	259,533	259,303
Weighted average number of OP Units outstanding	(9,316)	(9,324)	(9,317)	(9,352)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	250,255	249,985	250,216	249,951

Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	264,543	263,766	264,444	263,741
Weighted average number of OP Units outstanding	(9,316)	(9,324)	(9,317)	(9,352)
Weighted average incremental shares from assumed conversion of stock options	—	—	—	—
Weighted average incremental shares from unvested restricted stock	—	—	—	—
Weighted average number of Series E preferred shares outstanding	(3,036)	(3,036)	(3,036)	(3,036)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	252,191	251,406	252,091	251,353
A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$186,213	$172,389
Net cash provided by/(used in) investing activities	$(279,574)	$(35,913)
Net cash provided by/(used in) financing activities	$89,928	$(139,556)
Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, and includes the results of both continuing and discontinued operations for the periods presented.
Net Income/(Loss) Attributable to Common Stockholders
Net income attributable to common stockholders was $29.1 million ($0.12 per diluted share) for the three months ended June 30, 2014 as compared to $4.3 million ($0.02 per diluted share) for the comparable period in the prior year. The increase in net income attributable to common stockholders for the three months ended June 30, 2014 resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•	gains (net of tax) of $26.7 million on the sale of two communities in Tampa, Florida during the three months ended June 30, 2014; and

•
an increase in total property NOI primarily due to higher occupancy and higher revenue per occupied home, and NOI from the homes placed in service related to development and redevelopment projects completed in 2013 and 2014, partially offset by the disposition of communities in 2013 and 2014.

This was partially offset by:

•
an increase in depreciation and amortization expense primarily from the homes placed in service related to development and redevelopment projects completed 2013 and 2014, partially offset by a decrease from sold and fully depreciated properties; and

•
hurricane-related recoveries in 2013 resulting from the effects of Hurricane Sandy on three of our New York City communities in 2012 (see Note 3, Real Estate Owned, in the Notes to the UDR Consolidated Financial Statements for more details);

Net income attributable to common stockholders was $46.5 million ($0.18 per diluted share) for the six months ended June 30, 2014 as compared to $3.1 million ($0.01 per diluted share) for the comparable period in the prior year. The increase in net income attributable to common stockholders for the six months ended June 30, 2014 resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•
gains (net of tax) of $51.0 million on the sale of one property with an adjacent land parcel in San Diego, CA and the sale of two communities in Tampa, Florida during the six months ended June 30, 2014; and

•
an increase in total property NOI primarily due to higher occupancy and higher revenue per occupied home, and NOI from the homes placed in service related to development and redevelopment projects completed in 2013 and 2014, partially offset by the disposition of communities in 2013 and 2014.

This was partially offset by:

•
an increase in depreciation and amortization expense primarily from the homes placed in service related to development and redevelopment projects completed 2013 and 2014, partially offset by a decrease from sold and fully depreciated properties; and

•
hurricane-related recoveries in 2013 resulting from the effects of Hurricane Sandy on three of our New York City communities in 2012 (see Note 3, Real Estate Owned, in the Notes to the UDR Consolidated Financial Statements for more details).

Apartment Community Operations
Our net income results are primarily from NOI generated from the operation of our apartment communities.
The following table summarizes the operating performance of our total property NOI (which includes discontinued operations) for each of the periods presented (dollars in thousands):

	Three Months Ended June 30, (a)			Six Months Ended June 30, (b)
	2014	2013	% Change	2014	2013	% Change
Same-Store Communities:
Same-store rental income	$164,472	$157,566	4.4%	$315,823	$302,362	4.5%
Same-store operating expense (c)	(48,637)	(47,805)	1.7%	(95,167)	(93,164)	2.1%
Same-store NOI	115,835	109,761	5.5%	220,656	209,198	5.5%

Non-Mature Communities/Other NOI:
Acquired communities NOI	—	—	—	7,900	7,022	12.5%
Sold or held for disposition communities NOI	3,160	6,158	(48.7)%	6,378	13,050	(51.1)%
Developed communities NOI	7,857	512	1,434.6%	12,154	768	1,482.6%
Redeveloped communities NOI	10,754	8,602	25.0%	20,853	16,736	24.6%
Commercial NOI and other	2,786	3,620	(23.0)%	4,575	7,195	(36.4)%
Total non-mature communities/other NOI	24,557	18,892	30.0%	51,860	44,771	15.8%

Total Property NOI	$140,392	$128,653	9.1%	$272,516	$253,969	7.3%

(a)	Same-Store Community population consisted of 35,685 apartment homes.

(b)	Same-Store Community population consisted of 35,177 apartment homes.

(c)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of total property NOI to Net Income/(Loss) Attributable to UDR, Inc. as reflected, for both continuing and discontinued operations, for each of the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total property NOI	$140,392	$128,653	$272,516	$253,969
Joint venture management and other fees	2,747	3,217	6,434	6,140
Property management	(5,529)	(5,187)	(10,875)	(10,255)
Other operating expenses	(2,171)	(1,807)	(4,106)	(3,450)
Real estate depreciation and amortization	(88,876)	(85,131)	(177,409)	(168,573)
General and administrative	(12,530)	(9,866)	(24,524)	(19,342)
Casualty-related recoveries/(charges), net	—	2,772	(500)	5,793
Other depreciation and amortization	(1,193)	(1,138)	(2,273)	(2,284)
Income/(loss) from unconsolidated entities	(428)	515	(3,993)	(2,287)
Interest expense	(31,691)	(30,803)	(64,575)	(61,784)
Interest and other income/(expense), net	1,426	1,446	2,841	2,462
Tax benefit, net	2,230	2,683	5,559	4,656
Gain/(loss) on sale of real estate owned, net of tax	26,709	—	51,003	—
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership	(1,077)	(159)	(1,724)	(114)
Net (income)/loss attributable to noncontrolling interests	(2)	(3)	(6)	(7)
Net income/(loss) attributable to UDR, Inc.	$30,007	$5,192	$48,368	$4,924
Same-Store Communities
Our Same-Store Community properties (those acquired, developed, and stabilized prior to April 1, 2013 for quarter-to-date comparison and January 1, 2013 for year-to-date comparison and held as of June 30, 2014) consisted of 35,685 and 35,177 apartment homes and provided 83% and 81% of our total NOI for the three and six months ended June 30, 2014, respectively.
Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013
NOI for our Same-Store Community properties increased 5.5% or $6.1 million for the three months ended June 30, 2014 compared to the same period in 2013. The increase in property NOI was attributable to a 4.4% or $6.9 million increase in property rental income, which was partially offset by a 1.7% or $832,000 increase in operating expenses. The increase in property income was primarily driven by a 3.4% or $5.1 million increase in rental rates, a 5.8% or $677,000 increase in reimbursement and fee income and an 12.9% or $716,000 decrease in vacancy loss and bad debt. Physical occupancy increased 0.5% to 96.8% and total monthly income per occupied home increased 3.7% to $1,586.
The increase in operating expenses was primarily driven by a 2.5% or $407,000 increase in real estate taxes and a 19.8% or $375,000 increase in insurance expenses.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 70.4% for the three months ended June 30, 2014 as compared to 69.7% for the comparable period in 2013.
Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013
NOI for our Same-Store Community properties increased 5.5% or $11.5 million for the six months ended June 30, 2014 compared to the same period in 2013. The increase in property NOI was attributable to a 4.5% or $13.5 million increase in property rental income, which was partially offset by a 2.1% or $2.0 million increase in operating expenses. The increase in property income was primarily driven by a 3.4% or $9.9 million increase in rental rates, a 6.0% or $1.3 million increase in reimbursement and fee income and an 12.4% or $1.4 million decrease in vacancy loss and bad debt. Physical occupancy increased 0.6% to 96.5% and total monthly income per occupied home increased 3.9% to $1,550.

The increase in operating expenses was primarily driven by a 2.8% or $909,000 increase in real estate taxes, an 18.4% or $706,000 increase in insurance expense, and a 2.9% or $431,000 increase in utilities cost.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 69.9% for the six months ended June 30, 2014 as compared to 69.2% for the comparable period in 2013.
Non-Mature Communities/Other
UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped properties, and the non-apartment components of mixed use properties.
Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013
The remaining 17% or $24.6 million of our total NOI during the three months ended June 30, 2014 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 30.0% or $5.7 million for the three months ended June 30, 2014 as compared to the same period in 2013. The increase was primarily driven by an increase in NOI of $7.3 million and $2.2 million from developed and redeveloped communities completed in 2013 and 2014, respectively, which was partially offset by a decrease in NOI of $3.0 million from communities sold in 2013 and 2014 or held for sale as of June 30, 2014 and a decrease of $834,000 from commercial and other communities.
Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013
The remaining 19% or $51.9 million of our total NOI during the six months ended June 30, 2014 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 15.8% or $7.1 million for the six months ended June 30, 2014 as compared to the same period in 2013. The increase was primarily driven by an increase in NOI of $11.4 million and $4.1 million from development and redevelopment communities completed in 2013 and 2014, respectively, which was partially offset by a decrease in NOI of $6.7 million from communities sold in 2013 and 2014 or held for sale as of June 30, 2014 and a decrease of $2.6 million from commercial and other communities.
Real Estate Depreciation and Amortization
For the three months ended June 30, 2014, real estate depreciation and amortization on both continuing and discontinued operations increased 4.4% or $3.7 million as compared to the comparable period in 2013. The increase in depreciation and amortization for the three months ended June 30, 2014 was primarily due to homes delivered from our development and redevelopment communities, partially offset by a decrease from sold and fully depreciated properties.
During the six months ended June 30, 2014, real estate depreciation and amortization on both continuing and discontinued operations increased 5.2% or $8.8 million as compared to the comparable period in 2013. The increase in depreciation and amortization for the six months ended June 30, 2014 was primarily due to homes delivered from our development and redevelopment communities, partially offset by a decrease from sold and fully depreciated properties.

General and Administrative

For the three months ended June 30, 2014, general and administrative expense increased 27.0% or $2.7 million as compared to the comparable periods in 2013. The increase in general and administrative expense for the three months ended June 30, 2014 was primarily due to an increase in stock based compensation expense for the long-term incentive plan and salary and benefit increases.

For the six months ended June 30, 2014, general and administrative expense increased 26.8% or $5.2 million as compared to the comparable periods in 2013. The increase was primarily due to an increase in stock based compensation expense for the long-term incentive plan and salary and benefit increases.

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

During the three and six months ended June 30, 2013, the Company recorded $2.8 million and 5.8 million, respectively, of insurance recoveries related to the business interruption and other losses associated with Hurricane Sandy. These recoveries were included in Casualty-related (recoveries)/charges, net on the UDR Consolidated Statements of Operations.

During the six months ended June 30, 2014, we recorded a $500,000 casualty-related loss for one property damaged during an earthquake in California.

Interest Expense
For the three months ended June 30, 2014, interest expense increased by 2.9% or $888,000 as compared to the comparable period in 2013. The increase in interest expense for the three months ended June 30, 2014 was primarily due to less interest capitalized in 2014 as a result of completed developments, partially offset by a decrease in interest expense due to replacement of debt at lower rates.
For the six months ended June 30, 2014, interest expense increased by 4.5% or $2.8 million as compared to the comparable period in 2013. The increase in interest expense for the three months ended June 30, 2014 was primarily due to less interest capitalized in 2014 as a result of completed developments, partially offset by a decrease in interest expense due to replacement of debt at lower rates.

Gain/(Loss) on Sale of Real Estate Owned, Net of Tax
During the three months ended June 30, 2014, the Company recognized gains (net of tax) of $26.7 million on the sale of two communities in Tampa, Florida with 677 apartment homes.
During the six months ended June 30, 2014, the Company recognized gains (net of tax) of $51.0 million on the sale of one community with an adjacent parcel of land in San Diego, CA and the sale of two communities in Tampa, Florida with 677 apartment homes.
There were no gains recognized on the sale of real estate during the six months ended June 30, 2013.
Due to the Company’s adoption ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, effective January 1, 2014, these gains (net of tax) are included in Gain/(loss) on sale of real estate owned, net of tax on the UDR Consolidated Statements of Operations. See Note 2, Significant Accounting Policies, in the Notes to the UDR Consolidated Financial Statements included in this Report for additional information.

Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, the majority of our leases are for a term of fourteen months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and six months ended June 30, 2014.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

United Dominion Realty, L.P.:
Business Overview
United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”), is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act (as amended from time to time, or any successor to such statute, the “Act”). The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At June 30, 2014, the Operating Partnership’s real estate portfolio included 67 communities located in nine states and the District of Columbia with a total of 20,482 apartment homes.
As of June 30, 2014, UDR owned 110,883 units of our general limited partnership interests and 173,856,283 units of our limited partnership interests (the “OP Units”), or approximately 94.9% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries. We refer to our General Partner together with its consolidated subsidiaries (including us) and the General Partner’s consolidated joint ventures as “UDR” or the “General Partner.”
UDR is a self-administered real estate investment trust, or REIT that owns, acquires, renovates, develops, and manages apartment communities. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in September 2003. At June 30, 2014, the General Partner’s consolidated real estate portfolio included 142 communities located in 10 states and the District of Columbia with a total of 40,811 apartment homes. In addition, the General Partner had an ownership interest in 35 communities with 9,791 completed apartment homes through unconsolidated operating communities.
The Operating Partnership’s same-store community apartment home population for the three and six months ended June 30, 2014 was 19,518 and 18,472, respectively.

The following table summarizes our market information by major geographic markets as of June 30, 2014.

		As of June 30, 2014			For the Three Months Ended June 30, 2014		For the Six Months Ended June 30, 2014
Same-Store Communities	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Monthly Income per Occupied Home (a)	Average Physical Occupancy	Monthly Income per Occupied Home (a)
West Region
Orange County, CA	8	2,935	12.4%	$518,966	95.4%	$1,692	96.5%	$1,696
San Francisco, CA	9	2,185	13.3%	557,565	96.7%	2,634	94.8%	2,613
Seattle, WA	5	932	5.0%	211,588	97.3%	1,533	91.7%	1,517
Los Angeles, CA	2	344	2.6%	107,059	94.7%	2,144	94.4%	2,157
Monterey Peninsula, CA	7	1,565	3.8%	160,617	96.8%	1,203	93.7%	1,199
Portland, OR	3	716	1.7%	73,300	97.0%	1,183	96.8%	1,179
Other Southern California	3	635	2.6%	109,390	94.7%	1,668	94.9%	1,632
Mid-Atlantic Region
Metropolitan D.C.	7	2,378	13.3%	557,824	96.2%	1,936	96.4%	1,923
Baltimore, MD	5	994	3.6%	150,422	87.9%	1,556	87.8%	1,558
Southeast Region
Tampa, FL	3	1,154	2.8%	116,268	95.9%	1,188	96.3%	1,180
Nashville, TN	6	1,612	3.2%	133,571	97.0%	1,028	97.0%	1,020
Other Florida	1	636	1.9%	80,663	95.2%	1,367	95.4%	1,361
Northeast Region
New York, NY	2	1,001	14.2%	597,633	97.3%	3,497	96.9%	3,483
Boston, MA	2	833	4.2%	177,312	95.9%	1,856	96.3%	1,822
Southwest Region
Dallas, TX	2	1,348	4.5%	187,840	95.5%	1,413	95.3%	1,402
Austin, TX	1	250	0.9%	39,405	97.5%	1,637	—	—
Total/Average Same-Store Communities	66	19,518	90.0%	3,779,423	95.8%	$1,748	95.4%	$1,678
Non-Mature, Commercial Properties & Other	1	964	7.4%	309,484
Real Estate Under Development (b)	—	—	2.6%	108,705
Total Real Estate Owned	67	20,482	100.0%	4,197,612
Total Accumulated Depreciation				(1,313,209)
Total Real Estate Owned, Net of Accumulated Depreciation				$2,884,403

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.

(b)	As of June 30, 2014, the Operating Partnership was developing one wholly-owned community with 332 apartment homes, none of which were completed.
We report in two segments: Same-Store Communities and Non-Mature Communities/Other.
Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to April 1, 2013 for quarter-to-date comparison and January 1, 2013 for year-to-date comparison and held as of June 30, 2014. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

Our Non-Mature Communities/Other segment represents those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped properties, and the non-apartment components of mixed use properties.
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
As of June 30, 2014, the Operating Partnership had approximately $4.5 million of principal payments on secured debt maturing in 2014. We anticipate that we will repay that debt with operating cash flows or proceeds from borrowings allocated to us under our General Partner’s credit agreements. The repayment of debt will be recorded as an offset to the Payable/(receivable) due to/(from) General Partner.
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
Statements of Cash Flows
The following discussion explains the changes in net cash provided by operating activities, net cash provided by/(used in) investing activities, and net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013.

Operating Activities
For the six months ended June 30, 2014, net cash flow provided by operating activities was $103.4 million compared to $111.2 million for the comparable period in 2013. The decrease in net cash flow from operating activities was primarily due to changes in operating assets and operating liabilities, partially offset by improved income from continuing operations.
Investing Activities
For the six months ended June 30, 2014, net cash provided by/(used in) investing activities was $(2.6) million compared to $(75.8) million for the comparable period in 2013. The change was primarily due to a decrease in development and redevelopment activities and an increase in dispositions in the six months ended June 30, 2014 as compared to prior year. Changes in the level of investment activities from period to period reflect our strategy as it relates to development activities, capital expenditures, and dispositions.
Disposition of Investments
During the six months ended June 30, 2014, the Operating Partnership sold one community and an adjacent land parcel in San Diego, CA for gross proceeds of $48.7 million, resulting in a $24.4 million gain and net proceeds of $47.9 million. In the second quarter 2014, in connection with the sale of one community in Tampa, Florida the Operating Partnership recognized a gain of $16.3 million, which was previously deferred. The total gains of $40.7 million were included in Income/(loss) on sale of real estate owned on the Operating Partnership’s Consolidated Statements of Operations. Proceeds were used primarily to fund development and redevelopment activities and to reduce debt.
Real Estate Under Development and Redevelopment
At June 30, 2014, the Operating Partnership was developing one wholly-owned community totaling 332 homes, none of which have been completed, with a budget of $132.0 million, in which we had a carrying value of $108.7 million. This community is estimated to be completed during the fourth quarter of 2014.
Financing Activities
For the six months ended June 30, 2014, our net cash provided by/(used in) financing activities was $(101.5) million compared to $(35.0) million for the comparable period of 2013. The increase in cash used in financing activities was primarily due to an increase in advances from the General Partner.
Credit Facilities
As of June 30, 2014, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $836.0 million with $836.0 million outstanding. The Fannie Mae credit facilities are for terms of seven to ten years and bear interest at floating and fixed rates. At June 30, 2014, $624.6 million of the funded balance was fixed at a weighted average interest rate of 4.99%, and the remaining balance on these facilities was at a weighted average variable rate of 1.58%. At June 30, 2014, there was a total of $520.9 million of these credit facilities allocated to the Operating Partnership based on the ownership of the assets securing the debt.
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $900 million, $250 million of term notes due June 2018, $100 million of term notes due June 2018, $300 million of medium-term notes due June 2018, $300 million of medium-term notes due October 2020, $400 million of medium-term notes due January 2022, and $300 million of medium-term notes due July 2024. As of June 30, 2014 and December 31, 2013 there was $276.5 million and $0 outstanding borrowings under the unsecured revolving credit facility.
The credit facilities are subject to customary financial covenants and limitations.
Derivative Instruments
As part of our General Partner’s overall interest rate risk management strategy, our General Partner uses derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. Our General Partner’s derivative transactions used for interest rate risk management include interest rate swaps with indexes that relate to the pricing of specific debt instruments of our General Partner that are allocated to the Operating Partnership. The General Partner believes that we have appropriately controlled our interest rate risk through the use of derivative instruments (allocated o the Operating Partnership based on the General Partner’s underlying debt instruments allocated to the Operating Partnership) to minimize any unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three and six months ended June 30, 2014 (see Note 8, Derivatives and Hedging Activity, in the Notes to the Operating Partnership’s Consolidated Financial Statements included in this Report).
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $169.1 million in variable rate debt that is not subject to interest rate swap contracts as of June 30, 2014. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the six months ended June 30, 2014 would increase by $846,000 based on the average balance outstanding during the period.
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
Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, and includes the results of both continuing and discontinued operations for the periods presented.
Net Income/(Loss) Attributable to OP Unitholders
Net income attributable to OP unitholders was $24.4 million ($0.13 per diluted OP Unit) for the three months ended June 30, 2014 as compared to net income of $10.2 million ($0.06 per diluted OP Unit) for the comparable period in the prior year. The increase in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•	a gain of $16.3 million in connection with the sale of one community in Tampa, Florida in 2014; and

•
an increase in total property NOI primarily due to higher occupancy and higher revenue per occupied home, NOI from the homes placed in service related to development and redevelopment projects completed in 2013 and 2014, partially offset by the disposition of communities in 2013 and 2014.

This was partially offset by:

•
hurricane-related recoveries in 2013 resulting from the effects of Hurricane Sandy on two of our New York City communities in 2012 (see Note 3, Real Estate Owned, in the Notes to the Operating Partnership’s Consolidated Financial Statements for more details).

Net income attributable to OP unitholders was $55.0 million ($0.30 per diluted OP Unit) for the six months ended June 30, 2014 as compared to net income of $17.9 million ($0.10 per diluted OP Unit) for the comparable period in the prior year. The increase in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•	net gains of $40.7 million on the sale of one property with an adjacent land parcel in San Diego, CA and the sale of one community in Tampa, Florida in 2014; and

•
an increase in total property NOI primarily due to higher occupancy and higher revenue per occupied home, NOI from the homes placed in service related to development and redevelopment projects completed in 2013 and 2014, partially offset by the disposition of communities in 2013 and 2014.

This was partially offset by:

•
hurricane-related recoveries in 2013 resulting from the effects of Hurricane Sandy on two of our New York City communities in 2012 (see Note 3, Real Estate Owned, in the Notes to the Operating Partnership’s Consolidated Financial Statements for more details).

Apartment Community Operations
Our net income results primarily from net operating income (“NOI”) generated from the operation of our apartment communities. The Operating Partnership defines NOI, which is a non-GAAP financial measure, as rental income less direct property rental expenses. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI is property management expense, which is calculated as 2.75% of property revenue to cover regional supervision and accounting costs related to consolidated property operations, and land rent.
The following table summarizes the operating performance of our total portfolio (which includes discontinued operations) for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30, (a)			Six Months Ended June 30, (b)
	2014	2013	% Change	2014	2013	% Change
Same-Store Communities:
Same-store rental income	$98,045	$93,590	4.8%	$177,402	$169,225	4.8%
Same-store operating expense (a)	(27,723)	(27,568)	0.6%	(51,533)	(50,793)	1.5%
Same-store NOI	70,322	66,022	6.5%	125,869	118,432	6.3%

Non-Mature Communities/Other NOI:
Acquired communities NOI	—	—	—%	7,900	7,022	12.5%
Sold and held for sale communities NOI	—	2,273	(100.0)%	11	4,470	(99.8)%
Developed communities NOI	(70)	(6)	1,066.7%	(76)	(8)	850.0%
Redeveloped communities NOI	3,331	2,507	32.9%	10,891	9,299	17.1%
Commercial NOI and other	1,385	1,665	(16.8)%	2,790	3,369	(17.2)%
Total non-mature communities/other NOI	4,646	6,439	(27.8)%	21,516	24,152	(10.9)%

Total Property NOI	$74,968	$72,461	3.5%	$147,385	$142,584	3.4%

(a)	Same-store consists of 19,518 apartment homes.

(b)	Same-store consists of 18,472 apartment homes.

(c)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of total property NOI to Net Income/(Loss) Attributable to OP Unitholders as reflected, for both continuing and discontinued operations, for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total property NOI	$74,968	$72,461	$147,385	$142,584
Property management	(2,883)	(2,824)	(5,698)	(5,576)
Other operating expenses	(1,451)	(1,423)	(2,887)	(2,809)
Real estate depreciation and amortization	(44,697)	(45,307)	(88,968)	(90,700)
General and administrative	(7,459)	(5,894)	(14,429)	(11,469)
Casualty-related recoveries/(charges), net	—	2,257	(500)	4,276
Interest expense	(10,159)	(9,050)	(20,173)	(18,312)
Gain/(loss) on sale of real estate owned	16,285	—	40,687	—
Net (income)/loss attributable to noncontrolling interests	(178)	(66)	(458)	(112)
Net income/(loss) attributable to OP unitholders	$24,426	$10,154	$54,959	$17,882
Same-Store Communities
Our Same-Store Community properties (those acquired, developed, and stabilized prior to April 1, 2013 for quarter-to-date comparison and January 1, 2013 for year-to-date comparison and held as of June 30, 2014) consisted of 19,518 and 18,472 apartment homes and provided 93.8% and 85.4% of our total NOI for the three and six months ended June 30, 2014, respectively
Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013
NOI for our Same-Store Community properties increased 6.5% or $4.3 million for the three months ended June 30, 2014 compared to the same period in 2013. The increase in property NOI was primarily attributable to a 4.8% or $4.5 million increase in property rental income, which was partially offset by a 0.6% or $155,000 increase in operating expenses. The increase in revenues was primarily driven by a 3.6% or $3.2 million increase in rental rates, a 15.0% or $526,000 decrease in vacancy loss and bad debt, and a 5.2% or $360,000 increase in fee and reimbursement income. Physical occupancy increased 0.4% to 95.8% and total income per occupied home increased 4.4% to $1,748 for the three months ended June 30, 2014 compared to the same period in 2013.
The increase in property operating expenses was primarily driven by a 2.6% or $243,000 increase in real estate tax expense and a 16.1% or $168,000 increase in insurance expense.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 71.7% for the three months ended June 30, 2014 as compared to 70.5% for the comparable period in 2013.
Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013
NOI for our Same-Store Community properties increased 6.3% or $7.4 million for the six months ended June 30, 2014 compared to the same period in 2013. The increased in property NOI was primarily attributable to a 4.8% or $8.2 million increase in property rental income, which was partially offset by a 1.5% or $740,000 increase in operating expenses. The increase in revenues was primarily driven by a 3.5% or $5.7 million increase in rental rates, a 17.5% or $1.3 million decrease in vacancy loss and bad debt, and a 5.6% or $702,000 increase in fee and reimbursement income. Physical occupancy increased 0.2% to 95.4% and total income per occupied home increased 4.6% to $1,678 for the six months ended June 30, 2014 compared to the same period in 2013.
The increase in property operating expenses was primarily driven by a 2.2% or $387,000 increase in real estate tax expense and a 22.3% or $442,000 increase in insurance expense.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 71.0% for the six months ended June 30, 2014 as compared to 70.0% for the comparable period in 2013.

Non-Mature Communities/Other
The Operating Partnership’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped properties, and the non-apartment components of mixed use properties.
Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013
The remaining 6.2% or $4.6 million of our total NOI during the three months ended June 30, 2014, was generated from our Non-Mature Communities. NOI from Non-Mature Communities/Other decreased 27.8% or $1.8 million for the three months ended June 30, 2014 compared to the same period in 2013. The decrease was primarily driven by a decrease in NOI of $2.3 million from sold properties, which was partially offset by an increase in NOI of $824,000 from redeveloped properties.
Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013
The remaining 14.6% or $21.5 million of our total NOI during the six months ended June 30, 2014, was generated from our Non-Mature Communities. NOI from Non-Mature Communities/Other decreased 10.9% or $2.6 million for the six months ended June 30, 2014 compared to the same period in 2013. The decrease was primarily driven by a decrease in NOI of $4.5 million from sold properties, which was partially offset by an increase in NOI of $1.6 million from redevelopment properties.
Real Estate Depreciation and Amortization
For the three and six months ended June 30, 2014, real estate depreciation and amortization from continuing and discontinued operations decreased by 1.3% or $610,000 and 1.9% or $1.7 million as compared to the comparable periods in 2013. The decreased in depreciation and amortization for the three and six months ended June 30, 2014 was primarily from disposition of assets in 2013 and 2014, partially offset by the depreciation from developed and redeveloped units placed in service in 2013.

General and Administrative

For the three and six months ended June 30, 2014, general and administrative expense increased by 26.6% or $1.6 million and 25.8% or $3.0 million as compared to the comparable periods in 2013. The increase in general and administrative expense for the three and six months ended June 30, 2014 was primarily due to an increase in stock based compensation expense for the long-term incentive plan and salary and benefit increases.

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

During the three and six months ended June 30, 2013, the Operating Partnership recorded $2.3 million and $4.3 million, respectively, of insurance recoveries related to the business interruption and other losses associated with Hurricane Sandy. These recoveries were included in Casualty-related (recoveries)/charges, net on the Operating Partnership’s Consolidated Statements of Operations.

During the six months June 30, 2014, we recorded a $500,000 of casualty-related loss for one property damaged during an earthquake in California.

Interest Expense

For the three and six months ended June 30, 2014, interest expense increased by 12.3% or $1.1 million and 10.2% or $1.9 million as compared to the comparable periods in 2013. The increase in interest expense for the three and six months ended June 30, 2014 was primarily due to lower portion of interest capitalized in 2014 as a result of completed developments, partially offset by a decrease in interest expense due to replacement of debt at lower rates.

Gain/(Loss) on Sale of Real Estate Owned
During the three months ended June 30, 2014, in connection with the sale of one community in Tampa, Florida, the Operating Partnership recognized a gain of $16.3 million, which was previously deferred.

During the six months ended June 30, 2014, the Operating Partnership recognized $40.7 million of gains on the sale of one community and an adjacent parcel of land in San Diego, CA and the sale of one community in Tampa, Florida.
Due to the Company’s adoption ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, effective January 1, 2014, these gains were included in Gain/(loss) on sale of real estate owned on the Operating Partnership’s Consolidated Statements of Operations. See Note 2, Significant Accounting Policies, in the Notes to the Operating Partnership’s Consolidated Financial Statements included in this Report for additional information.

Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and six months ended June 30, 2014.
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
See our Annual Report on Form 10-K for the year ended December 31, 2013 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of June 30, 2014, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.

There have not been any changes in either the Company’s or the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of either the Company or the Operating Partnership.

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
Continued Economic Weakness Following the Economic Recession that the U.S. Economy Most Recently Experienced May Materially and Adversely Affect our Financial Condition and Results of Operations. The U.S. economy continues to experience some weakness following a severe recession, including relatively high levels of unemployment and weak consumer spending. In addition, while the Federal Reserve took policy actions to promote market liquidity and encourage economic growth following the recession, such actions are now being curtailed as signs of improvement in the economy have emerged, and the impact of these monetary policy actions on the economy is uncertain. If the economic recovery slows or stalls, or if the economy experiences another recession, we may experience adverse effects on our occupancy levels, our rental revenues and the value of our properties, any of which could adversely affect our cash flow, financial condition and results of operations. We are also exposed to risks relating to the housing market recovery that has accompanied the economic recovery, to the extent that when demand for single family homes increases, demand for apartments may decline, which could adversely affect our cash flow, financial condition and results of operations.
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
Property Ownership Through Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. We currently have 10 active joint ventures and partnerships, excluding our participating loan investment, with a total equity investment of $581.1 million. We could become engaged in a dispute with one or more of our joint venture partners which might affect our ability to operate a jointly-owned property. Moreover, joint venture partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, joint venture partners may have competing interests in our markets that could create conflicts of interest. Also, our joint venture partners might refuse to make capital contributions when due and we may be responsible to our partners for indemnifiable losses. Frequently, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners’ interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the joint venture (if we are the seller) or of the other partner’s interest in the joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process.
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
Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of June 30, 2014, UDR had approximately $648.9 million of variable rate indebtedness outstanding, which constitutes approximately 17.3% of total outstanding indebtedness as of such date. As of June 30, 2014, the Operating Partnership had approximately $169.1 million of variable rate indebtedness outstanding, which constitutes approximately 18.2% of total outstanding indebtedness to third parties as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of UDR’s common and preferred stock and debt securities.
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

During the three months ended June 30, 2014, we issued 7,392 shares of our common stock upon redemption of OP Units. Because these shares of common stock were issued to accredited investors in transactions not involving a public offering, the transactions were exempt from registration under the Securities Act of 1933 in accordance with Section 4(2) of the Securities Act.
Repurchase of Equity Securities
In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended June 30, 2014.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510
April 1, 2014 through April 30, 2014	—	—	—	15,032,510
May 1, 2014 through May 31, 2014	—	—	—	15,032,510
June 1, 2014 through June 30, 2014	—	—	—	15,032,510
Balance as of June 30, 2014	9,967,490	$22.00	9,967,490	15,032,510

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

UDR, Inc.
Date:	July 29, 2014	/s/ Mark A. Schumacher
Mark A. Schumacher Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)

United Dominion Realty, L.P.
		By:	UDR, Inc., its general partner

Date:	July 29, 2014	/s/ Mark A. Schumacher
Mark A. Schumacher Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Restatement of UDR, Inc. (incorporated by reference to Exhibit 3.09 to UDR, Inc.’s Current Report on Form 8-K dated July 27, 2005 and filed with the SEC on August 1, 2005).

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

3.14	Amended and Restated Bylaws of UDR, Inc. (as amended through May 12, 2011) (incorporated by reference to Exhibit 3.1 to UDR, Inc.’s Current Report on Form 8-K filed with the SEC on May 13, 2011).

4.1	UDR, Inc. 3.75% Medium-Term Note, Series A due October 2024, issued June 26, 2014.

10.1*
UDR, Inc. 1999 Long-Term Incentive Plan (as amended and restated February 6, 2014) (incorporated by reference to Exhibit 10.1 to UDR, Inc.'s Current Report on Form 8-K dated May 22, 2014 and filed with the SEC on May 28, 2014).

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

101
XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended June 30, 2014, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., (vi) notes to consolidated financial statements of UDR, Inc., (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of comprehensive income/(loss) of United Dominion Realty, L.P., (x) consolidated statements of changes in capital of United Dominion Realty, L.P., (xi) consolidated statements of cash flows of United Dominion Realty, L.P., (xi) notes to consolidated financial statements of United Dominion Realty, L.P.

* Management Contract or Compensatory Plan or Arrangement