Form 10-Q
period 2014-09-30
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2014-10-29
CIK 74208, 1018254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of October 27, 2014 was 255,217,903.

UDR, INC.
UNITED DOMINION REALTY, L.P.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2014 of UDR, Inc., a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR, Inc. is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company”, “UDR” or “UDR, Inc.” refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including the Operating Partnership. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or the “OP” refer to United Dominion Realty, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership are referred to as the “OP Units” and the holders of the OP Units are referred to as “unitholders”. This combined Form 10-Q is being filed separately by UDR and the Operating Partnership.
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
As of September 30, 2014, UDR owned 110,883 units (100%) of the general partnership interests of the Operating Partnership and 174,000,344 units (approximately 95.0%) of the limited partnership interests of the Operating Partnership. UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are provided for each of UDR and the Operating Partnership.

UDR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$8,106,684	$7,723,844
Less: accumulated depreciation	(2,378,520)	(2,200,815)
Real estate held for investment, net	5,728,164	5,523,029
Real estate under development (net of accumulated depreciation of $513 and $1,411, respectively)	321,094	466,002
Real estate held for disposition (net of accumulated depreciation of $0 and $6,568, respectively)	—	10,152
Total real estate owned, net of accumulated depreciation	6,049,258	5,999,183

Cash and cash equivalents	14,605	30,249
Restricted cash	23,969	22,796
Deferred financing costs, net	24,344	26,924
Notes receivable, net	18,318	83,033
Investment in and advances to unconsolidated joint ventures, net	650,441	507,655
Other assets	117,153	137,882
Total assets	$6,898,088	$6,807,722

LIABILITIES AND EQUITY
Liabilities:
Secured debt	$1,399,372	$1,442,077
Unsecured debt	2,228,820	2,081,626
Real estate taxes payable	29,403	13,847
Accrued interest payable	27,131	32,279
Security deposits and prepaid rent	32,710	27,203
Distributions payable	69,487	61,907
Accounts payable, accrued expenses, and other liabilities	82,233	118,682
Total liabilities	3,869,156	3,777,621

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests in the Operating Partnership	249,814	217,597

Equity:
Preferred stock, no par value; 50,000,000 shares authorized:
8.00% Series E Cumulative Convertible; 2,803,812 shares issued and outstanding at September 30, 2014 and December 31, 2013	46,571	46,571
Common stock, $0.01 par value; 350,000,000 shares authorized; 255,215,905 and 250,749,665 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2,552	2,507
Additional paid-in capital	4,223,893	4,109,765
Distributions in excess of net income	(1,493,890)	(1,342,070)
Accumulated other comprehensive income/(loss), net	(866)	(5,125)
Total stockholders’ equity	2,778,260	2,811,648
Noncontrolling interests	858	856
Total equity	2,779,118	2,812,504
Total liabilities and equity	$6,898,088	$6,807,722
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES:
Rental income	$203,587	$187,917	$598,898	$556,163
Joint venture management and other fees	3,165	3,207	9,599	9,347
Total revenues	206,752	191,124	608,497	565,510

OPERATING EXPENSES:
Property operating and maintenance	39,086	36,686	112,646	107,660
Real estate taxes and insurance	24,697	24,080	73,844	70,288
Property management	5,598	5,168	16,470	15,295
Other operating expenses	2,009	1,775	6,097	5,211
Real estate depreciation and amortization	89,339	83,738	266,748	251,231
General and administrative	11,554	11,364	36,078	30,706
Casualty-related (recoveries)/charges, net	—	(6,460)	500	(12,253)
Other depreciation and amortization	1,385	1,176	3,658	3,460
Total operating expenses	173,668	157,527	516,041	471,598

Operating income	33,084	33,597	92,456	93,912

Income/(loss) from unconsolidated entities	(939)	(3,794)	(4,932)	(6,081)
Interest expense	(33,087)	(30,939)	(97,662)	(92,723)
Interest and other income/(expense), net	9,061	829	11,902	3,291
Income/(loss) before income taxes and discontinued operations	8,119	(307)	1,764	(1,601)
Tax benefit/(expense), net	2,492	2,658	8,011	7,314
Income/(loss) from continuing operations	10,611	2,351	9,775	5,713
Income/(loss) from discontinued operations, net of tax	79	884	10	2,567
Income/(loss) before gain/(loss) on sale of real estate owned	10,690	3,235	9,785	8,280
Gain/(loss) on sale of real estate owned, net of tax	31,302	—	82,305	—
Net income/(loss)	41,992	3,235	92,090	8,280
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership	(1,447)	(84)	(3,171)	(198)
Net (income)/loss attributable to noncontrolling interests	4	37	(2)	30
Net income/(loss) attributable to UDR, Inc.	40,549	3,188	88,917	8,112
Distributions to preferred stockholders — Series E (Convertible)	(931)	(931)	(2,793)	(2,793)
Net income/(loss) attributable to common stockholders	$39,618	$2,257	$86,124	$5,319

Income/(loss) per weighted average common share — basic:
Income/(loss) from continuing operations attributable to common stockholders	$0.16	$0.01	$0.34	$0.01
Income/(loss) from discontinued operations attributable to common stockholders	0.00	0.00	0.00	0.01
Net income/(loss) attributable to common stockholders	$0.16	$0.01	$0.34	$0.02
Income/(loss) per weighted average common share — diluted:
Income/(loss) from continuing operations attributable to common stockholders	$0.16	$0.01	$0.34	$0.01
Income/(loss) from discontinued operations attributable to common stockholders	0.00	0.00	0.00	0.01
Net income/(loss) attributable to common stockholders	$0.16	$0.01	$0.34	$0.02

Common distributions declared per share	$0.260	$0.235	$0.780	$0.705

Weighted average number of common shares outstanding — basic	251,655	249,985	250,701	249,962
Weighted average number of common shares outstanding — diluted	253,732	251,454	252,675	251,439
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income/(loss)	$41,992	$3,235	$92,090	$8,280
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	362	(386)	611	(334)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	1,130	1,635	3,809	5,180
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	1,492	1,249	4,420	4,846
Comprehensive income/(loss)	43,484	4,484	96,510	13,126
Comprehensive (income)/loss attributable to noncontrolling interests	(1,500)	(92)	(3,336)	(364)
Comprehensive income/(loss) attributable to UDR, Inc.	$41,984	$4,392	$93,174	$12,762

See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

					Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss), net	Noncontrolling Interests	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	2,803,812	$46,571	250,749,665	$2,507	$4,109,765	$(1,342,070)	$(5,125)	$856	$2,812,504
Net income/(loss) attributable to UDR, Inc.	—	—	—	—	—	88,917	—	—	88,917
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	2	2
Other comprehensive income/(loss)	—	—	—	—	—	—	4,259	—	4,259
Issuance/(forfeiture) of common and restricted shares, net	—	—	904,354	9	9,855	—	—	—	9,864
Issuance of common shares through public offering	—	—	3,410,433	34	99,957	—	—	—	99,991
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	—	—	151,453	2	4,316	—	—	—	4,318
Common stock distributions declared ($0.78 per share)	—	—	—	—	—	(197,173)	—	—	(197,173)
Preferred stock distributions declared-Series E ($0.9966 per share)	—	—	—	—	—	(2,793)	—	—	(2,793)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	—	—	(40,771)	—	—	(40,771)
Balance at September 30, 2014	2,803,812	$46,571	255,215,905	$2,552	$4,223,893	$(1,493,890)	$(866)	$858	$2,779,118
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income/(loss)	$92,090	$8,280
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	270,405	256,299
Gain on sale of real estate owned, net of tax	(82,380)	—
Tax benefit, net	(8,049)	(7,314)
Loss from unconsolidated entities	4,932	6,081
Casualty-related (recoveries)/charges, net	500	(618)
Other	19,952	19,641
Changes in operating assets and liabilities:
Decrease/(increase) in operating assets	(5,870)	(12,543)
Increase/(decrease) in operating liabilities	(9,602)	(8,529)
Net cash provided by/(used in) operating activities	281,978	261,297

Investing Activities
Acquisition of real estate assets	(199,012)	—
Proceeds from sale of real estate investments, net	233,913	140,834
Development of real estate assets	(160,643)	(229,650)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(82,332)	(112,822)
Capital expenditures — non-real estate assets	(4,277)	(6,174)
Investment in unconsolidated joint ventures	(167,160)	(24,626)
Distributions received from unconsolidated joint ventures	17,884	106,618
Purchase deposits on pending acquisitions	(4,000)	—
Repayment/(issuance) of notes receivable	64,715	(2,680)
Net cash provided by/(used in) investing activities	(300,912)	(128,500)

Financing Activities
Payments on secured debt	(44,390)	(44,525)
Proceeds from the issuance of secured debt	5,502	—
Payments on unsecured debt	(312,500)	(122,500)
Proceeds from the issuance of unsecured debt	298,956	299,943
Net proceeds of revolving bank debt	160,000	(76,000)
Proceeds from the issuance of common shares through public offering, net	99,991	—
Distributions paid to redeemable noncontrolling interests	(7,419)	(6,987)
Distributions paid to preferred stockholders	(2,793)	(2,794)
Distributions paid to common stockholders	(189,742)	(172,897)
Other	(4,315)	(8,003)
Net cash provided by/(used in) financing activities	3,290	(133,763)

Net increase/(decrease) in cash and cash equivalents	(15,644)	(966)
Cash and cash equivalents, beginning of period	30,249	12,115
Cash and cash equivalents, end of period	14,605	11,149

	Nine Months Ended September 30,
	2014	2013
Supplemental Information:

Interest paid during the period, net of amounts capitalized	$105,232	$99,266
Non-cash transactions:
Conversion of OP Units into common shares (151,453 shares in 2014 and 71,841 shares in 2013)	$4,318	$1,711
Transfer of real estate owned to investment in and advances to unconsolidated joint ventures	$—	$139,950
See accompanying notes to consolidated financial statements.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

1. CONSOLIDATION AND BASIS OF PRESENTATION
Consolidation and Basis of Presentation
UDR, Inc., collectively with our consolidated subsidiaries (“UDR,” the “Company,” “we,” “our,” or “us”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”). As of September 30, 2014, there were 183,278,698 units in the Operating Partnership outstanding, of which 174,111,227 units, or 95.0%, were owned by UDR and 9,167,471 units, or 5.0%, were owned by limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of September 30, 2014, and results of operations for the three and nine months ended September 30, 2014 and 2013 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2013 appearing in UDR’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2014.
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
The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted.
2. SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which incorporates a requirement that a disposition represent a strategic shift in an entity’s operations into the definition of a discontinued operation. In accordance with the ASU, a discontinued operation represents (1) a component of an entity or group of components that has been disposed of or is classified as held for sale in a single transaction and represents a strategic shift that has or will have a major effect on an entity’s financial results, or (2) an acquired business that is classified as held for sale on the date of acquisition. A strategic shift could include a disposal of (1) a separate major line of business, (2) a separate major geographic area of operations, (3) a major equity method investment, or (4) other major parts of an entity. The standard requires prospective application and will be effective for interim and annual periods beginning on or after December 15, 2014, with early adoption permitted. The early adoption provision excludes components of an entity that were sold or classified as held for sale prior to the adoption of the standard.
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
SEPTEMBER 30, 2014

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
Notes Receivable
The following table summarizes our notes receivable, net as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	Balance outstanding
	September 30, 2014	December 31, 2013	Interest rate at September 30, 2014
Note due June 2014 (a)	$—	$40,800	—%
Note due February 2017 (b)	15,818	14,580	10.00%
Note due July 2017 (c)	2,500	1,400	8.00%
Note due June 2022 (net of discount of $0 and $247, respectively) (d)	—	26,253	—%
Total notes receivable, net	$18,318	$83,033
(a) In the fourth quarter of 2013, in conjunction with the sale of its 95% interest in the Lodge at Stoughton, one of its unconsolidated joint ventures, the Company provided the buyer with a $40.8 million loan secured by the property at LIBOR plus a spread of 350 basis points with two three-month extension options at increased rates and a financing fee. In June 2014, the note was paid in full.
(b) The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $15.8 million, which bears an interest rate of 10.00% per annum. During the nine months ended September 30, 2014, the Company loaned an additional $1.2 million under the note. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (February 2017).

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2014

(c) The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $2.5 million, which bears an interest rate of 8.00% per annum. During the nine months ended September 30, 2014, the Company loaned an additional $1.1 million. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (July 2017).
(d) In 2012, the Company purchased a "B" Note secured by a first mortgage on a class A community in West Los Angeles. The $26.5 million loan was purchased at a yield of 7.25% and bore a coupon rate of 7.00%. Interest payments are due monthly and the note is due June 2022. The discount is amortized using the effective interest method. In July 2014, the Company received proceeds of $36.0 million from the repayment of this note, resulting in a net gain of approximately $8.4 million, which is included in Interest and other income/(expense), net on the Consolidated Statements of Operations.
The Company recognized $0.4 million and $3.0 million of interest income from these notes receivable during the three and nine months ended September 30, 2014, respectively, and $1.1 million and $3.1 million during the three and nine months ended September 30, 2013, respectively. Included in the three and nine months ended September 30, 2013 are $184,000 and $547,000 of related party interest income, respectively. Interest income is included in Interest and other income/(expense), net on the Consolidated Statements of Operations.
Comprehensive Income/(Loss)
Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and nine months ended September 30, 2014 and 2013, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to redeemable noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 10, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests was $57,000 and $163,000 during the three and nine months ended September 30, 2014, respectively, and $45,000 and $196,000 during the three and nine months ended September 30, 2013, respectively.
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
Income taxes for our TRS, RE3, are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of September 30, 2014, UDR’s net deferred tax asset was $9.1 million (net of a valuation allowance of $1.4 million), which is included in Other assets on the Consolidated Balance Sheets.
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
SEPTEMBER 30, 2014

of any related appeals or litigation processes, based on the technical merits of the position. Second, the Company will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement.
UDR had no material unrecognized tax benefit, accrued interest or penalties at September 30, 2014. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2010 through 2013 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax benefit/(expense), net on the Consolidated Statements of Operations.
3. REAL ESTATE OWNED
Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. As of September 30, 2014, the Company owned and consolidated 141 communities in 10 states plus the District of Columbia totaling 40,477 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014	December 31, 2013
Land and land improvements	$1,955,007	$1,847,127
Depreciable property — held and used:
Building, improvements, and furniture, fixtures and equipment	6,151,677	5,876,717
Under development:
Land and land improvements	47,038	110,769
Building, improvements, and furniture, fixtures and equipment	274,569	356,644
Real estate held for disposition:
Land and land improvements	—	10,751
Building, improvements, and furniture, fixtures and equipment	—	5,969
Real estate owned	8,428,291	8,207,977
Accumulated depreciation	(2,379,033)	(2,208,794)
Real estate owned, net	$6,049,258	$5,999,183

During the nine months ended September 30, 2014, the Company sold six communities with a total of 1,904 apartment homes, an adjacent parcel of land, and one operating property for gross proceeds of $237.7 million, resulting in net proceeds of $233.9 million and a total gain (net of tax) of $82.4 million. A portion of the sale proceeds was designated for tax-deferred exchanges under Section 1031 of the Internal Revenue Code and was used to fund acquisitions of real estate as discussed below. Gains (net of tax) of $82.3 million are included in Gain/(loss) on sale of real estate owned, net of tax on the Consolidated Statements of Operations. The remaining gains (net of tax) of $0.1 million related to the sale of one operating property, which was classified as held for disposition prior to the Company’s adoption of ASU 2014-08 (as described in Note 2, Significant Accounting Policies and Note 4, Discontinued Operations), and, therefore, was included in Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations.

In January 2014, the Company acquired a fully-entitled land parcel for future development located in Huntington Beach, California for $77.8 million. In the third quarter of 2014, the Company acquired two communities, located in Seattle, Washington and Kirkland, Washington, with a total of 358 apartment homes for $45.5 million and $75.2 million, respectively. The three acquisitions during the nine months ended September 30, 2014 were accomplished through tax-deferred exchanges under Section 1031 of the Internal Revenue Code.

There were no sales during the nine months ended September 30, 2013.

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2014

directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, were $1.7 million and $7.2 million for the three and nine months ended September 30, 2014, respectively, and $2.4 million and $8.5 million for the three and nine months ended September 30, 2013, respectively. Total interest capitalized was $5.2 million and $15.4 million for the three and nine months ended September 30, 2014, respectively, and $6.6 million and $23.2 million for the three and nine months ended September 30, 2013, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion and depreciation commences over the estimated useful life.

In October 2012, Hurricane Sandy hit the East Coast, affecting three of the Company’s operating communities located in New York City. The properties suffered some physical damage, and were closed to residents for a period following the hurricane. The Company had insurance policies that provided coverage for property damage and business interruption, subject to applicable retentions.

During the three and nine months ended September 30, 2013, the Company recorded $6.5 million and $12.3 million, respectively, of insurance recoveries related to the business interruption and other losses associated with Hurricane Sandy. In 2014, the Company recorded a $500,000 casualty-related loss for one property damaged during an earthquake in California. These recoveries/charges are included in Casualty-related (recoveries)/charges, net on the Consolidated Statements of Operations.
4. DISCONTINUED OPERATIONS
Effective January 1, 2014, UDR prospectively adopted ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, for all communities not previously sold or classified as held for sale. The standard had a material impact on the Company’s consolidated financial statements. As a result of adopting the ASU, during the three and nine months ended September 30, 2014, gains (net of tax) of $31.3 million and $81.2 million, respectively, from disposition of real estate, excluding a $1.1 million gain related to the sale of land during the first quarter of 2014, are included in Gain/(loss) on sale of real estate owned, net of tax on the Consolidated Statements of Operations rather than in Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations.
Prior to the prospective adoption of ASU 2014-08, FASB Accounting Standards Codification ("ASC") Subtopic 205-20 required, among other things, that the primary assets and liabilities and the results of operations of UDR’s real properties that have been sold or are held for disposition, be classified as discontinued operations and segregated in UDR’s Consolidated Statements of Operations and Consolidated Balance Sheets. Consequently, the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition prior to January 1, 2014 are accounted for as discontinued operations for all periods presented. This presentation does not have an impact on net income available to common stockholders; it only results in the reclassification of the operating results within the Consolidated Statements of Operations for the periods ended September 30, 2014 and 2013.
In July 2014, the Company sold one operating property that was classified as held for disposition prior to the adoption of ASU 2014-08 and, therefore, met the requirements to be reported as a discontinued operation. The sale of this property resulted in an immaterial gain (net of tax) of less than $0.1 million. The gain (net of tax) and operating results of the property for the three and nine months ended September 30, 2014 and 2013, are included in Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations.
In December 2013, the Company sold two communities with 914 apartments in the Sacramento market. The operating results related to these communities for the three and nine months ended September 30, 2013 are included in Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2014

The following is a summary of income/(loss) from discontinued operations, net of tax for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Rental income	$21	$2,462	$147	$7,130
Rental expenses	11	970	225	2,733
Property management	1	68	4	196
Real estate depreciation	—	528	—	1,608
Other operating expenses	3	12	21	26
Income/(loss) attributable to disposed properties and assets held for sale	6	884	(103)	2,567
Net gain/(loss) on the sale of depreciable properties	75	—	75	—
Income tax benefit/(expense)	(2)	—	38	—
Income/(loss) from discontinued operations, net of tax	$79	$884	$10	$2,567

Income/(loss) from discontinued operations attributable to UDR, Inc.	$73	$852	$6	$2,475
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
Consolidated Joint Ventures

In December 2013, the Company consolidated its 95%/5% development joint ventures: 13th and Market JV in San Diego, CA and Domain College Park JV in Metropolitan D.C. The consolidation was due to the Company becoming the managing member of each of the joint ventures pursuant to amendments to the limited liability company agreement for each joint venture. In connection with the amendments, our partner received equity distributions reducing its capital account balances to zero, the Company replaced our partner as the managing member, and our partner no longer has the ability to substantively participate in the decision-making process, with only protective rights remaining. We accounted for the consolidations as asset acquisitions since the joint ventures were under development and not complete at the time of consolidation, resulting in no gain or loss upon consolidation and increasing our real estate owned by $129.4 million and our debt by $63.6 million. In addition pursuant to the amendments, the Company paid a non-refundable deposit to our partner in January 2014 of $2.0 million for each joint venture, or $4.0 million in total, for the right to exercise options in 2014 to acquire our partner’s upside participation in the joint ventures. The non-refundable deposits will be applied towards the future purchase price, which will be equivalent to our partner’s right to receive certain upside participation from the developments.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2014

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of September 30, 2014 and December 31, 2013 (dollars in thousands):

Joint Venture	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at		UDR’s Ownership Interest
		September 30, 2014	September 30, 2014	September 30, 2014	December 31, 2013	September 30, 2014		December 31, 2013
Operating and development:
UDR/MetLife I (a)	Various	0 operating communities	—	$—	$40,336	—%		13.2%
		5 land parcels	N/A	5,364	7,161	4.0%		4.0%
UDR/MetLife II (a)	Various	21 operating communities	4,642	436,805	327,926	50.0%		50.0%
UDR/MetLife Vitruvian Park®	Addison, TX	2 operating communities	739	79,807	79,318	50.0%		50.0%
		1 non-stabilized community	391
		6 land parcels	N/A
UDR/KFH	Washington, D.C.	3 operating communities	660	22,891	25,919	30.0%		30.0%
Texas	Texas	8 operating communities	3,359	(25,624)	(23,591)	20.0%		20.0%
Other UDR/MetLife Development Joint Ventures	Various	2 development communities (b)	828	87,376	36,313	51.0%		51.0%
		1 land parcel	N/A
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment				606,619	493,382

	Location	Interest Rate	Years To Maturity	Investment at		Income From Participating Loan Investment For
				September 30, 2014	December 31, 2013	Three Months Ended September 30		Nine Months Ended September 30
						2014	2013	2014	2013
Participating loan investment:
Steele Creek	Denver, CO	6.5%	3.1	43,822	14,273	$642	—	$1,419	—

Total investment in and advances to unconsolidated joint ventures, net				$650,441	$507,655

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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2014

In July 2014, the Company increased the ownership interest in two of these land sites to 50.1%. The remaining 49.9% continues to be held by our joint venture partner MetLife. The Company paid MetLife approximately $21.5 million for the additional ownership interests. As of September 30, 2014, the remaining assets in the UDR/MetLife I Joint Venture were comprised of five potential development land sites in which the Company has an average ownership interest of approximately 4%.

(b)
The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes. As of September 30, 2014, no apartment homes had been completed in Other UDR/MetLife Development Joint Ventures.

As of September 30, 2014 and December 31, 2013, the Company had deferred fees and deferred profit from the sale of properties to joint ventures or partnerships of $27.1 million and $25.4 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.
The Company recognized management fees for our management of the joint ventures and partnerships of $2.7 million and $8.3 million for the three and nine months ended September 30, 2014, respectively, and $2.8 million and $8.5 million during the three and nine months ended September 30, 2013, respectively, The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.
The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.
We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decreases in the value of its investments in unconsolidated joint ventures or partnerships during the three and nine months ended September 30, 2014 and 2013.
Combined summary balance sheets relating to all of the unconsolidated joint ventures and partnerships (not just our proportionate share) are presented below as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014	December 31, 2013
Total real estate, net	$3,012,380	$3,124,178
Cash and cash equivalents	40,656	41,792
Other assets	37,903	32,234
Total assets	$3,090,939	$3,198,204

Amount due to UDR	$10,856	$12,187
Third party debt	1,659,316	1,722,960
Accounts payable and accrued liabilities	49,388	41,562
Total liabilities	1,719,560	1,776,709
Total equity	1,371,379	1,421,495
Total liabilities and equity	$3,090,939	$3,198,204

UDR’s investment in unconsolidated joint ventures	$650,441	$507,655

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2014

Combined summary financial information relating to all of the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share), is presented below for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenues	$63,449	$61,198	$187,340	$166,796
Property operating expenses	(24,769)	(24,509)	(74,324)	(64,532)
Real estate depreciation and amortization	(24,525)	(21,285)	(73,727)	(58,699)
Operating income/(loss)	14,155	15,404	39,289	43,565
Interest expense	(18,879)	(19,370)	(56,745)	(53,282)
Other income/(expense)	—	—	(190)	4
Gain/(loss) on sale of real estate	(113)	—	(25,492)	—
Income/(loss) from discontinued operations	—	(806)	14	(22,592)
Net income/(loss)	$(4,837)	$(4,772)	$(43,124)	$(32,305)
UDR income/(loss) from unconsolidated entities	$(939)	$(3,794)	$(4,932)	$(6,081)

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2014

6. SECURED AND UNSECURED DEBT
The following is a summary of our secured and unsecured debt at September 30, 2014 and December 31, 2013 (dollars in thousands):

	Principal Outstanding		For the Nine Months Ended September 30, 2014
			Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
	September 30, 2014	December 31, 2013

Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$438,172	$445,706	5.47%	1.8	8
Fannie Mae credit facilities (b)	623,754	626,667	4.99%	4.3	22
Total fixed rate secured debt	1,061,926	1,072,373	5.19%	3.2	30
Variable Rate Debt
Mortgage notes payable	31,337	63,595	1.94%	2.3	1
Tax-exempt secured notes payable (c)	94,700	94,700	0.77%	8.4	2
Fannie Mae credit facilities (b)	211,409	211,409	1.58%	5.8	7
Total variable rate secured debt	337,446	369,704	1.39%	6.2	10
Total Secured Debt	1,399,372	1,442,077	4.27%	4.0	40

Unsecured Debt:
Commercial Banks
Borrowings outstanding under an unsecured credit facility due December 2017 (d) (f)	160,000	—	1.10%	3.2
Senior Unsecured Notes
3.70% Medium-Term Notes due October 2020 (net of discounts of $48 and $54, respectively) (f)	299,952	299,946	3.70%	6.0
4.63% Medium-Term Notes due January 2022 (net of discounts of $2,613 and $2,882, respectively) (f)	397,387	397,118	4.63%	7.3
3.75% Medium-Term Notes due July 2024 (net of discount of $1,017) (e) (f)	298,983	—	3.75%	9.8
1.30% Term Notes due June 2018 (f)	35,000	35,000	1.30%	3.7
1.53% Term Notes due June 2018 (f)	100,000	65,000	1.53%	3.7
5.13% Medium-Term Notes due January 2014	—	184,000	—%	—
5.50% Medium-Term Notes due April 2014 (net of discount of $20)	—	128,480	—%	—
5.25% Medium-Term Notes due January 2015 (net of discounts of $37 and $134, respectively)	325,138	325,041	5.25%	0.3
5.25% Medium-Term Notes due January 2016	83,260	83,260	5.25%	1.3
2.17% Term Notes due June 2018 (f)	215,000	250,000	2.17%	3.7
8.50% Debentures due September 2024	15,644	15,644	8.50%	10.0
4.25% Medium-Term Notes due June 2018 (net of discounts of $1,572 and $1,893, respectively) (f)	298,428	298,107	4.25%	3.7
Other	28	30	N/A	N/A
Total Unsecured Debt	2,228,820	2,081,626	3.80%	4.9
Total Debt	$3,628,192	$3,523,703	3.98%	4.5

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2014

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument. Secured debt encumbers $2.3 billion or 26.9% of UDR’s total real estate owned based upon gross book value ($6.1 billion or 73.1% of UDR’s real estate owned based on gross book value is unencumbered) as of September 30, 2014.
(a) At September 30, 2014, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from December 2014 through May 2019 and carry interest rates ranging from 3.43% to 5.94%.
The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the secured debt at its estimated fair value and amortizes any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The Company had a reduction to interest expense based on the amortization of the fair market adjustment of debt assumed in the acquisition of properties of $1.3 million and $3.8 million during the three and nine months ended September 30, 2014, respectively, and $1.3 million and $3.8 million during the three and nine months ended September 30, 2013, respectively. The unamortized fair market adjustment was a net premium of $8.0 million and $11.8 million at September 30, 2014 and December 31, 2013, respectively.
(b) UDR has three secured credit facilities with Fannie Mae with an aggregate commitment of $835.2 million at September 30, 2014. The Fannie Mae credit facilities are for terms of seven to ten years (maturing at various dates from May 2017 through July 2023) and bear interest at floating and fixed rates. At September 30, 2014, $623.8 million of the outstanding balance was fixed and had a weighted average interest rate of 4.99% and the remaining balance of $211.4 million had a weighted average variable interest rate of 1.58%.
Further information related to these credit facilities is as follows (dollars in thousands):

	September 30, 2014	December 31, 2013
Borrowings outstanding	$835,163	$838,076
Weighted average borrowings during the period ended	836,305	839,597
Maximum daily borrowings during the period ended	837,564	841,494
Weighted average interest rate during the period ended	4.1%	4.2%
Weighted average interest rate at the end of the period	4.1%	4.1%
(c) The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature in August 2019 and March 2032. Interest on these notes is payable in monthly installments. The variable rate mortgage notes have interest rates of 0.74% and 0.79% as of September 30, 2014.

(d) As of September 30, 2014, the Company has a $900 million unsecured revolving credit facility that matures in December 2017. The credit facility has a six month extension option and contains an accordion feature that allows us to increase the facility to $1.45 billion. Based on the Company’s current credit rating, the credit facility carries an interest rate equal to LIBOR plus a spread of 100 basis points and a facility fee of 15 basis points.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2014

The following is a summary of short-term bank borrowings under UDR’s bank credit facility at September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014	December 31, 2013
Total revolving credit facility	$900,000	$900,000
Borrowings outstanding at end of period (1)	160,000	—
Weighted average daily borrowings during the period ended	321,821	169,844
Maximum daily borrowings during the period ended	625,000	372,000
Weighted average interest rate during the period ended	1.2%	1.2%
Interest rate at end of the period	1.1%	1.3%
(1) Excludes $2.2 million of letters of credit at September 30, 2014 and December 31, 2013.

(e) On June 26, 2014, the Company issued $300 million of 3.750% senior unsecured medium-term notes due July 1, 2024. Interest is payable semi-annually beginning on January 1, 2015. The notes were priced at 99.652% of the principal amount at issuance and had a discount of $1.0 million at September 30, 2014. The Company used the net proceeds to pay down borrowings outstanding on our $900 million unsecured credit facility and for general corporate purposes. The notes are fully and unconditionally guaranteed by the Operating Partnership.

(f) The Operating Partnership is a guarantor at September 30, 2014 and December 31, 2013.

The aggregate maturities, including amortizing principal payments of unsecured and secured debt, of total debt for the next five calendar years subsequent to September 30, 2014 are as follows (dollars in thousands):

Year	Total Fixed Secured Debt	Total Variable Secured Debt	Total Secured Debt	Total Unsecured Debt (a)	Total Debt
2014	$37,835	$—	$37,835	$—	$37,835
2015	197,359	—	197,359	323,874	521,233
2016	136,434	31,337	167,771	82,417	250,188
2017	177,955	65,000	242,955	160,000	402,955
2018	176,472	50,000	226,472	648,510	874,982
Thereafter	335,871	191,109	526,980	1,014,019	1,540,999
Total	$1,061,926	$337,446	$1,399,372	$2,228,820	$3,628,192
(a) With the exception of the 1.30% Term Notes due June 2018 and the revolving credit facility which carry a variable interest rate, all unsecured debt carries fixed interest rates.
We were in compliance with the covenants of our debt instruments at September 30, 2014.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2014

7. INCOME/(LOSS) PER SHARE
The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator for income/(loss) per share:
Income/(loss) from continuing operations	$10,611	$2,351	$9,775	$5,713
Gain/(loss) on sale of real estate owned, net of tax	31,302	—	82,305	—
(Income)/loss from continuing operations attributable to redeemable noncontrolling interests in the Operating Partnership	(1,441)	(52)	(3,167)	(106)
(Income)/loss from continuing operations attributable to noncontrolling interests	4	37	(2)	30
Income/(loss) from continuing operations attributable to UDR, Inc.	40,476	2,336	88,911	5,637
Distributions to preferred stockholders - Series E (Convertible)	(931)	(931)	(2,793)	(2,793)
Income/(loss) from continuing operations attributable to common stockholders	$39,545	$1,405	$86,118	$2,844

Income/(loss) from discontinued operations, net of tax	$79	$884	$10	$2,567
(Income)/loss from discontinued operations attributable to redeemable noncontrolling interests in the Operating Partnership	(6)	(32)	(4)	(92)
Income/(loss) from discontinued operations attributable to common stockholders	$73	$852	$6	$2,475

Net income/(loss) attributable to common stockholders	$39,618	$2,257	$86,124	$5,319

Denominator for income/(loss) per share:
Weighted average common shares outstanding	252,891	250,744	251,860	250,663
Non-vested restricted stock awards	(1,236)	(759)	(1,159)	(701)
Denominator for basic income/(loss) per share	251,655	249,985	250,701	249,962
Incremental shares issuable from assumed conversion of stock options and unvested restricted stock	2,077	1,469	1,974	1,477
Denominator for diluted income/(loss) per share	253,732	251,454	252,675	251,439

Income/(loss) per weighted average common share-basic:
Income/(loss) from continuing operations attributable to common stockholders	$0.16	$0.01	$0.34	$0.01
Income/(loss) from discontinued operations attributable to common stockholders	0.00	0.00	0.00	0.01
Net income/(loss) attributable to common stockholders	$0.16	$0.01	$0.34	$0.02

Income/(loss) per weighted average common share-diluted:
Income/(loss) from continuing operations attributable to common stockholders	$0.16	$0.01	$0.34	$0.01
Income/(loss) from discontinued operations attributable to common stockholders	0.00	0.00	0.00	0.01
Net income/(loss) attributable to common stockholders	$0.16	$0.01	$0.34	$0.02

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2014

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

The following table sets forth the additional shares of common stock outstanding by equity instrument if converted to common stock for each of the three and nine months ended September 30, 2014 and 2013 (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
OP Units	9,189	9,323	9,274	9,343
Preferred stock	3,036	3,036	3,036	3,036
Stock options and unvested restricted stock	2,077	1,469	1,974	1,477
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
The following table sets forth redeemable noncontrolling interests in the Operating Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership, December 31, 2013	$217,597
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership	40,771
Conversion of OP Units to Common Stock	(4,318)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership	3,171
Distributions to redeemable noncontrolling interests in the Operating Partnership	(7,570)
Allocation of other comprehensive income/(loss)	163
Redeemable noncontrolling interests in the Operating Partnership, September 30, 2014	$249,814

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2014

The following sets forth net income/(loss) attributable to common stockholders and transfers from redeemable noncontrolling interests in the Operating Partnership for the following periods (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income/(loss) attributable to common stockholders	$39,618	$2,257	$86,124	$5,319
Conversion of OP Units to UDR Common stock	4,127	—	4,318	1,711
Change in equity from net income/(loss) attributable to common stockholders and conversion of OP Units to UDR Common Stock	$43,745	$2,257	$90,442	$7,030
Noncontrolling Interests
Noncontrolling interests represent interests of unrelated partners in certain consolidated affiliates, and are presented as part of equity in the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was $4,000 and $(2,000) during the three and nine months ended September 30, 2014, respectively, and $37,000 and $30,000 during the three and nine months ended September 30, 2013, respectively.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2014

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of September 30, 2014 and December 31, 2013 are summarized as follows (dollars in thousands):

			Fair Value at September 30, 2014, Using
	Total Carrying Amount in Statement of Financial Position at September 30, 2014	Fair Value Estimate at September 30, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Notes receivable (a)	$18,318	$18,858	$—	$—	$18,858
Derivatives- Interest rate contracts (b)	299	299	—	299	—
Total assets	$18,617	$19,157	$—	$299	$18,858

Derivatives- Interest rate contracts (b)	$2,382	$2,382	$—	$2,382	$—
Secured debt instruments- fixed rate: (c)
Mortgage notes payable	438,172	451,582	—	—	451,582
Fannie Mae credit facilities	623,754	655,035	—	—	655,035
Secured debt instruments- variable rate: (c)
Mortgage notes payable	31,337	31,337	—	—	31,337
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	211,409	211,409	—	—	211,409
Unsecured debt instruments: (c)
Commercial bank	160,000	160,000	—	—	160,000
Senior unsecured notes	2,068,820	2,136,468	—	—	2,136,468
Total liabilities	$3,630,574	$3,742,913	$—	$2,382	$3,740,531

Redeemable noncontrolling interests in the Operating Partnership (d)	$249,814	$249,814	$—	$249,814	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2014

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

There were no transfers into or out of each of the levels of the fair value hierarchy for the periods ending September 30, 2014 and December 31, 2013.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2014

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
Financial Instruments Not Carried at Fair Value
At September 30, 2014, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
We consider various factors to determine if a decrease in the value of our investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary decrease in the value of its investments in unconsolidated joint ventures during the three and nine months ended September 30, 2014 and 2013.
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
SEPTEMBER 30, 2014

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2014, the Company recorded no gain or loss and a gain of approximately $3,000, respectively, related to the ineffective portion of the derivative, which was caused by a timing difference between the derivative and the hedged item. During the three and nine months ended September 30, 2013, the Company recorded a loss of less than $1,000 related to the ineffective portion of the derivative, which was caused by an index difference between the derivative and the hedged item.
Amounts reported in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through September 30, 2015, the Company estimates that an additional $4.4 million will be reclassified as an increase to interest expense.
As of September 30, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	14	$419,787
Interest rate caps	6	$339,488
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in no adjustment to earnings for the three and nine months ended September 30, 2014 and a gain/(loss) of $280,000 and $275,000 for the three and nine months ended September 30, 2013, respectively.
As of September 30, 2014, the Company did not have any outstanding derivatives that were not designated as hedges in qualifying hedging relationships.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2014

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance Sheet Location	September 30, 2014	December 31, 2013	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$299	—	Other liabilities	$2,382	4,965

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$—	$—	Other liabilities	$—	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2014

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2014	2013		2014	2013		2014	2013
For the Three Months Ended September 30,
Interest rate products	$362	$(386)	Interest expense	$(1,130)	$(1,635)	Interest expense	$—	$—

For the Nine Months Ended September 30,
Interest rate products	$611	$(334)	Interest expense	$(3,809)	$(5,180)	Interest expense	$3	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2014	2013
For the Three Months Ended September 30,
Interest rate products	Interest and other income/(loss), net	$—	$280

For the Nine Months Ended September 30,
Interest rate products	Interest and other income/(loss), net	$—	$275
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
Certain of the Company’s agreements with its derivative counterparties contain provisions where, if there is a change in the Company’s financial condition that materially changes the Company’s creditworthiness in an adverse manner, the Company may be required to fully collateralize its obligations under the derivative instrument.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2014

As of September 30, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.4 million. As of September 30, 2014, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2014, it may have been required to settle its obligations under the agreements at their termination value of $2.4 million.
Tabular Disclosure of Offsetting Derivatives
Company has elected not to offset derivative positions in the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of September 30, 2014 and December 31, 2013 (dollar in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2014	$299	$—	$299	$(253)	$—	$46

December 31, 2013	$—	$—	$—	$—	$—	$—
(a) Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (b)	Financial Instruments	Cash Collateral Posted	Net Amount
September 30, 2014	$2,382	$—	$2,382	$(253)	$—	$2,129

December 31, 2013	$4,965	$—	$4,965	$—	$—	$4,965
(b) Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.
11. STOCK BASED COMPENSATION
The Company recognized stock based compensation expense, inclusive of awards granted to our independent directors, of $3.5 million and $10.8 million during the three and nine months ended September 30, 2014, respectively, and $2.4 million and $6.7 million during the three and nine months ended September 30, 2013, respectively.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2014

12. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Company’s real estate commitments at September 30, 2014 (dollars in thousands):

	Number of Properties	Costs Incurred to Date (a)		Expected Costs to Complete		Average Ownership Stake
Wholly-owned — under development	3	$321,607	(b)	$78,793		100%
Wholly-owned — redevelopment	1	80,619	(b)	17,381		100%
Joint ventures:
Unconsolidated joint ventures	2	158,986		143,981	(c)	51%
Participating loan investments	1	43,822	(d)	48,187	(e)	0%
		$605,034		$288,342

(a)	Represents 100% of project costs incurred to date.

(b)	Costs incurred to date include $26.8 million and $2.1 million of accrued fixed assets for development and redevelopment, respectively.

(c)	Represents UDR’s contributed and remaining equity commitment in unconsolidated joint ventures.

(d)	Represents the participating loan balance funded as of September 30, 2014.

(e)	Represents UDR’s remaining participating loan commitment for Steele Creek.
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
UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2014

•
Same-Store Communities represent those communities acquired, developed, and stabilized prior to July 1, 2013 for quarter-to-date comparison and January 1, 2013 for year-to-date comparison and held as of September 30, 2014. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and nine months ended September 30, 2014 and 2013.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2014

The following table details rental income and NOI from continuing and discontinued operations for UDR’s reportable segments for the three and nine months ended September 30, 2014 and 2013, and reconciles NOI to Net Income/(Loss) Attributable to UDR, Inc. in the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended September 30, (a)		Nine Months Ended September 30, (b)
	2014	2013	2014	2013
Reportable apartment home segment rental income
Same-Store Communities
West Region	$68,275	$64,195	$189,075	$177,884
Mid-Atlantic Region	40,479	40,164	121,356	119,937
Southeast Region	27,210	25,851	80,578	76,763
Northeast Region	20,721	19,806	45,331	43,441
Southwest Region	13,859	13,293	40,949	39,012
Non-Mature Communities/Other	33,064	27,070	121,756	106,256
Total consolidated rental income	$203,608	$190,379	$599,045	$563,293

Reportable apartment home segment NOI
Same-Store Communities
West Region	$49,110	$45,699	$136,587	$126,860
Mid-Atlantic Region	27,622	27,629	83,581	83,287
Southeast Region	17,480	16,560	53,329	49,866
Northeast Region	15,571	14,678	33,361	31,409
Southwest Region	8,509	7,983	25,130	23,751
Non-Mature Communities/Other	21,522	16,094	80,342	67,439
Total consolidated NOI	139,814	128,643	412,330	382,612
Reconciling items:
Joint venture management and other fees	3,165	3,207	9,599	9,347
Property management	(5,599)	(5,236)	(16,474)	(15,491)
Other operating expenses	(2,012)	(1,787)	(6,118)	(5,237)
Real estate depreciation and amortization	(89,339)	(84,266)	(266,748)	(252,839)
General and administrative	(11,554)	(11,364)	(36,078)	(30,706)
Casualty-related recoveries/(charges), net	—	6,460	(500)	12,253
Other depreciation and amortization	(1,385)	(1,176)	(3,658)	(3,460)
Income/(loss) from unconsolidated entities	(939)	(3,794)	(4,932)	(6,081)
Interest expense	(33,087)	(30,939)	(97,662)	(92,723)
Interest and other income/(expense), net	9,061	829	11,902	3,291
Tax benefit/(expense), net	2,490	2,658	8,049	7,314
Gain/(loss) on sale of real estate owned, net of tax	31,377	—	82,380	—
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership	(1,447)	(84)	(3,171)	(198)
Net (income)/loss attributable to noncontrolling interests	4	37	(2)	30
Net income/(loss) attributable to UDR, Inc.	$40,549	$3,188	$88,917	$8,112

(a)	Same-Store Community population consisted of 36,268 apartment homes.

(b)	Same-Store Community population consisted of 35,177 apartment homes.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2014

The following table details the assets of UDR’s reportable segments as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014	December 31, 2013
Reportable apartment home segment assets:
Same-Store Communities:
West Region	$2,591,838	$2,412,091
Mid-Atlantic Region	1,404,730	1,395,772
Southeast Region	783,641	785,134
Northeast Region	1,073,905	1,066,260
Southwest Region	438,982	434,875
Non-Mature Communities/Other	2,135,195	2,113,845
Total assets	8,428,291	8,207,977
Accumulated depreciation	(2,379,033)	(2,208,794)
Total assets — net book value	6,049,258	5,999,183
Reconciling items:
Cash and cash equivalents	14,605	30,249
Restricted cash	23,969	22,796
Deferred financing costs, net	24,344	26,924
Notes receivable, net	18,318	83,033
Investment in and advances to unconsolidated joint ventures, net	650,441	507,655
Other assets	117,153	137,882
Total consolidated assets	$6,898,088	$6,807,722
Capital expenditures related to our Same-Store Communities totaled $15.1 million and $36.5 million for the three and nine months ended September 30, 2014, respectively, and $14.5 million and $34.6 million for the three and nine months ended September 30, 2013, respectively. Capital expenditures related to our Non-Mature Communities/Other totaled $1.3 million and $5.0 million for the three and nine months ended September 30, 2014, respectively, and $1.6 million and $4.8 million for the three and nine months ended September 30, 2013, respectively.
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

UNITED DOMINION REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$4,099,395	$4,108,417
Less: accumulated depreciation	(1,357,610)	(1,241,574)
Real estate held for investment, net	2,741,785	2,866,843
Real estate under development (net of accumulated depreciation $513 and $0, respectively)	119,315	80,063
Total real estate owned, net of accumulated depreciation	2,861,100	2,946,906
Cash and cash equivalents	1,484	1,897
Restricted cash	13,989	13,526
Deferred financing costs, net	4,783	5,848
Other assets	25,070	25,064
Total assets	$2,906,426	$2,993,241

LIABILITIES AND CAPITAL
Liabilities:
Secured debt	$928,273	$934,865
Notes payable due to General Partner	88,696	88,696
Real estate taxes payable	13,433	6,228
Accrued interest payable	3,195	3,323
Security deposits and prepaid rent	17,331	14,172
Distributions payable	47,788	43,253
Deferred gains on the sale of depreciable property	47,531	63,838
Accounts payable, accrued expenses, and other liabilities	23,850	35,769
Total liabilities	1,170,097	1,190,144

Commitments and contingencies (Note 11)

Capital:
Partners’ capital:
General partner: 110,883 OP Units outstanding at September 30, 2014 and December 31, 2013	1,114	1,163
Limited partners: 183,167,815 OP Units outstanding at September 30, 2014 and December 31, 2013	1,718,119	1,797,836
Accumulated other comprehensive income/(loss), net	(1,475)	(3,065)
Total partners’ capital	1,717,758	1,795,934
Payable/(receivable) due to/(from) General Partner	795	(9,916)
Noncontrolling interests	17,776	17,079
Total capital	1,736,329	1,803,097
Total liabilities and capital	$2,906,426	$2,993,241
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES:
Rental income	$107,444	$101,559	$314,656	$299,750

OPERATING EXPENSES:
Property operating and maintenance	19,906	19,339	56,468	55,952
Real estate taxes and insurance	11,785	11,796	35,050	33,774
Property management	2,955	2,793	8,653	8,243
Other operating expenses	1,484	1,405	4,371	4,215
Real estate depreciation and amortization	45,043	44,333	134,011	133,962
General and administrative	6,939	6,855	21,368	18,324
Casualty-related (recoveries)/charges, net	—	(3,807)	500	(8,083)
Total operating expenses	88,112	82,714	260,421	246,387

Operating income	19,332	18,845	54,235	53,363

Interest expense	(9,306)	(8,506)	(27,176)	(26,284)
Interest expense on note payable due to General Partner	(1,151)	(267)	(3,453)	(801)
Income/(loss) from continuing operations	8,875	10,072	23,606	26,278
Income/(loss) from discontinued operations	—	978	—	2,766
Income/(loss) before gain/(loss) on sale of real estate owned	8,875	11,050	23,606	29,044
Gain/(loss) on sale of real estate owned	—	—	40,687	—
Net income/(loss)	8,875	11,050	64,293	29,044
Net (income)/loss attributable to noncontrolling interests	(238)	(39)	(697)	(151)
Net income/(loss) attributable to OP unitholders	$8,637	$11,011	$63,596	$28,893

Income/(loss) per weighted average OP Unit - basic and diluted:
Income/(loss) from continuing operations attributable to OP unitholders	$0.05	$0.05	$0.35	$0.14
Income/(loss) from discontinued operations attributable to OP unitholders	—	0.01	—	0.02
Net income/(loss) attributable to OP unitholders	$0.05	$0.06	$0.35	$0.16

Weighted average OP Units outstanding - basic and diluted	183,279	184,281	183,279	184,281
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income/(loss)	$8,875	$11,050	$64,293	$29,044
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(3)	(201)	(194)	(284)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	588	590	1,784	2,041
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	585	389	1,590	1,757
Comprehensive income/(loss)	9,460	11,439	65,883	30,801
Comprehensive (income)/loss attributable to noncontrolling interests	(238)	(39)	(697)	(151)
Comprehensive income/(loss) attributable to OP unitholders	$9,222	$11,400	$65,186	$30,650

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

	Class A Limited Partners	Limited Partners	UDR, Inc.		Accumulated Other Comprehensive Income/(Loss), net	Total Partners’ Capital	Payable/(Receivable) due to/(from) General Partner	Noncontrolling Interests
			Limited Partner	General Partner					Total
Balance at December 31, 2013	$40,902	$176,695	$1,580,239	$1,163	$(3,065)	$1,795,934	$(9,916)	$17,079	$1,803,097
Net income/(loss)	608	2,618	60,332	38	—	63,596	—	697	64,293
Distributions	(1,746)	(5,861)	(135,668)	(87)	—	(143,362)	—	—	(143,362)
OP Unit Redemptions for common shares of UDR	—	(4,317)	4,317	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	7,969	32,946	(40,915)	—	—	—	—	—	—
Other comprehensive income/(loss)	—	—	—	—	1,590	1,590	—	—	1,590
Net change in amount due to/(from) General Partner	—	—	—	—	—	—	10,711	—	10,711
Balance at September 30, 2014	$47,733	$202,081	$1,468,305	$1,114	$(1,475)	$1,717,758	$795	$17,776	$1,736,329
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for unit data)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income/(loss)	$64,293	$29,044
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	134,011	135,555
Gain on sale of real estate owned	(40,687)	—
Casualty-related (recoveries)/charges, net	500	(618)
Other	187	2,413
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(2,540)	(10,201)
Increase/(decrease) in operating liabilities	2,077	8,495
Net cash provided by/(used in) operating activities	157,841	164,688

Investing Activities
Proceeds from sale of real estate investments, net	47,922	—
Development of real estate assets	(41,701)	(45,490)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(32,631)	(59,223)
Net cash provided by/(used in) investing activities	(26,410)	(104,713)

Financing Activities
Advances from/(to) General Partner, net	(120,698)	(11,199)
Payments on secured debt	(3,727)	(41,034)
Distributions paid to partnership unitholders	(7,419)	(6,987)
Payments of financing costs	—	(1,137)
Net cash provided by/(used in) financing activities	(131,844)	(60,357)
Net increase/(decrease) in cash and cash equivalents	(413)	(382)
Cash and cash equivalents, beginning of period	1,897	2,804
Cash and cash equivalents, end of period	$1,484	$2,422

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$32,792	$31,933
Non-cash transactions:
Reallocation of credit facilities debt from General Partner	$—	$13,682
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

1. CONSOLIDATION AND BASIS OF PRESENTATION
Consolidation and Basis of Presentation
United Dominion Realty, L.P. (“UDR, L.P.,” the “Operating Partnership,” “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the three and nine months ended September 30, 2014 and 2013, rental revenues of the Operating Partnership represented 53%, 53%, 55% and 54%, respectively, of the General Partner’s consolidated rental revenues (including those classified within discontinued operations). As of September 30, 2014, the Operating Partnership’s apartment portfolio consisted of 67 communities located in 17 markets consisting of 20,753 apartment homes.
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
As of September 30, 2014, there were 183,278,698 OP Units outstanding, of which 174,111,227 or 95.0% were owned by UDR and affiliated entities and 9,167,471 or 5.0% were owned by non-affiliated limited partners. See Note 9, Capital Structure.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of September 30, 2014, and results of operations for the three and nine months ended September 30, 2014 and 2013 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2013 included in the Annual Report on Form 10-K filed by UDR and the Operating Partnership with the SEC on February 25, 2014.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which incorporates a requirement that a disposition represent a strategic shift in an entity’s operations into the definition of a discontinued operation. In accordance with the ASU, a discontinued operation represents (1) a component of an entity or group of

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2014

components that has been disposed of or is classified as held for sale in a single transaction and represents a strategic shift that has or will have a major effect on an entity’s financial results, or (2) an acquired business that is classified as held for sale on the date of acquisition. A strategic shift could include a disposal of (1) a separate major line of business, (2) a separate major geographic area of operations, (3) a major equity method investment, or (4) other major parts of an entity. The standard requires prospective application and will be effective for interim and annual periods beginning on or after December 15, 2014, with early adoption permitted. The early adoption provision excludes components of an entity that were sold or classified as held for sale prior to the adoption of the standard.
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
Comprehensive Income/(Loss)
Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to unitholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and nine months ended September 30, 2014 and 2013, the Operating Partnership’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges and (gain)/loss reclassified from other comprehensive income/(loss) into earnings. The (gain)/loss reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 8, Derivatives and Hedging Activity, for further discussion.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2014

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
3. REAL ESTATE OWNED
Real estate assets owned by the Operating Partnership consists of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. As of September 30, 2014, the Operating Partnership owned and consolidated 67 communities in nine states plus the District of Columbia totaling 20,753 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014	December 31, 2013
Land	$998,797	$1,004,447
Depreciable property — held and used:
Buildings, improvements, and furniture, fixture and equipment	3,100,598	3,103,970
Under development:
Land	9,447	9,447
Buildings, improvements, and furniture, fixture and equipment	110,381	70,616
Real estate owned	4,219,223	4,188,480
Accumulated depreciation	(1,358,123)	(1,241,574)
Real estate owned, net	$2,861,100	$2,946,906
The Operating Partnership did not have any acquisitions during the nine months ended September 30, 2014 and 2013.
During the nine months ended September 30, 2014, the Operating Partnership sold one community and an adjacent parcel of land in San Diego, CA for gross proceeds of $48.7 million, resulting in a $24.4 million gain and net proceeds of $47.9 million. The Operating Partnership also recorded a gain of $16.3 million in connection with the sale of one community in Tampa, Florida, which was previously deferred. The total gains of $40.7 million are included in Gain/(loss) on sale of real estate owned on the Consolidated Statements of Operations.
There were no real estate sales during the three and nine months ended September 30, 2013.
Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Operating Partnership capitalizes

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2014

costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, were $496,000 and $1.8 million for the three and nine months ended September 30, 2014, respectively, and $618,000 and $2.0 million for the three and nine months ended September 30, 2013, respectively. Total interest capitalized was $805,000 and $2.8 million during the three and nine months ended September 30, 2014, respectively, and $1.7 million and $4.4 million during the three and nine months ended September 30, 2013, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion and depreciation commences over the estimated useful life.

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

During the three and nine months ended September 30, 2013, the Operating Partnership recorded $3.8 million and $8.1 million, respectively, of insurance recoveries related to the business interruption and other losses associated with Hurricane Sandy. During the nine months ended September 30, 2014, we recorded a $500,000 casualty-related loss for one property damaged during an earthquake in California. These recoveries/charges were included in Casualty-related (recoveries)/charges, net on the Consolidated Statements of Operations.
4. DISCONTINUED OPERATIONS
Effective January 1, 2014, UDR prospectively adopted ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, for all communities not previously sold or classified as held for sale. The standard had a material impact on the Company’s consolidated financial statements. As a result of adopting the ASU, during the three and nine months ended September 30, 2014, net gains of zero and $39.6 million, respectively, from disposition of real estate, excluding a $1.1 million gain related to the sale of land during the first quarter of 2014, were included in Gain/(loss) on sale of real estate owned on the Consolidated Statements of Operations rather than in Income/(loss) from discontinued operations on the Consolidated Statements of Operations.

Prior to the prospective adoption of ASU 2014-08, FASB ASC Subtopic 205-20, required, among other things, that the primary assets and liabilities and the results of operations of UDR’s real properties that have been sold or are held for disposition, be classified as discontinued operations and segregated in UDR’s Consolidated Statements of Operations and Consolidated Balance Sheets. Consequently, the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition prior to January 1, 2014 are accounted for as discontinued operations for all periods presented. This presentation does not have an impact on net income available to common stockholders, it only results in the reclassification of the operating results within the Consolidated Statements of Operations for the periods ended September 30, 2014 and 2013.
In 2013, the Company sold two communities with 914 apartment homes in the Sacramento market. The operating results related to these communities for the three and nine months ended September 30, 2013 are included in Income/(loss) from discontinued operations on the Consolidated Statements of Operations.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2014

The following is a summary of income/(loss) from discontinued operations for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Rental income	$—	$2,438	$—	$7,016
Rental expenses	—	869	—	2,467
Property management	—	67	—	193
Real estate depreciation and amortization	—	524	—	1,590
Income/(loss) from discontinued operations	$—	$978	$—	$2,766

Income/(loss) from discontinued operations attributable to UDR, Inc.	$—	$978	$—	$2,766
5. DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	Principal Outstanding		For the Nine Months Ended September 30, 2014
	September 30, 2014	December 31, 2013	Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
Fixed Rate Debt
Mortgage notes payable	$380,506	$386,803	5.46%	1.8	5
Fannie Mae credit facilities	378,709	379,003	4.71%	4.7	10
Total fixed rate secured debt	759,215	765,806	5.09%	3.3	15
Variable Rate Debt
Tax-exempt secured note payable	27,000	27,000	0.74%	17.5	1
Fannie Mae credit facilities	142,058	142,059	1.88%	7.0	5
Total variable rate secured debt	169,058	169,059	1.70%	8.7	6
Total Secured Debt	$928,273	$934,865	4.47%	4.3	21
As of September 30, 2014, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $835.2 million with $835.2 million outstanding. The Fannie Mae credit facilities are for an initial term of seven to 10 years (maturing at various dates from May 2017 through July 2023) and bear interest at floating and fixed rates. At September 30, 2014, $623.8 million of the outstanding balance was fixed and had a weighted average interest rate of 4.99% and the remaining balance of $211.4 million on these facilities had a weighted average variable interest rate of 1.58%.
The following information relates to the credit facilities allocated to the Operating Partnership (dollars in thousands):

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2014

	September 30, 2014	December 31, 2013
Borrowings outstanding	$520,768	$521,062
Weighted average borrowings during the period ended	521,480	522,007
Maximum daily borrowings during the period	522,265	523,187
Weighted average interest rate during the period ended	3.9%	4.2%
Interest rate at the end of the period	3.9%	4.1%
The Operating Partnership may from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair value adjustment of the fixed rate debt instruments on the Operating Partnership’s properties was a net premium of $7.1 million and $10.0 million at September 30, 2014 and December 31, 2013, respectively.
Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from December 2015 through May 2019 and carry interest rates ranging from 3.43% to 5.94%.
Secured credit facilities. At September 30, 2014, the General Partner had borrowings against its fixed rate facilities of $623.8 million, of which $378.7 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of September 30, 2014, the fixed rate Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average fixed interest rate of 4.71%.
Variable Rate Debt
Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures March 2032. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 0.74% as of September 30, 2014.
Secured credit facilities. At September 30, 2014, the General Partner had borrowings against its variable rate facilities of $211.4 million, of which $142.1 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of September 30, 2014, the variable rate borrowings under the Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average floating interest rate of 1.88%.
The aggregate maturities of the Operating Partnership’s secured debt due during each of the next five calendar years subsequent to September 30, 2014 are as follows (dollars in thousands):

	Fixed		Variable
Year	Mortgage Notes	Credit Facilities	Tax Exempt Notes Payable	Credit Facilities	Total
2014	$2,134	$89	$—	$—	$2,223
2015	193,075	366	—	—	193,441
2016	131,946	385	—	—	132,331
2017	1,630	15,640	—	6,566	23,836
2018	1,685	161,754	—	46,272	209,711
Thereafter	50,036	200,475	27,000	89,220	366,731
Total	$380,506	$378,709	$27,000	$142,058	$928,273

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2014

Guarantor on Unsecured Debt
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $900 million, $250 million of term notes due June 2018, $100 million of term notes due June 2018, $300 million of medium-term notes due June 2018, $300 million of medium-term notes due October 2020, $400 million of medium-term notes due January 2022, and $300 million of medium-term notes due July 2024. As of September 30, 2014, the outstanding balance under the unsecured revolving credit facility was $160.0 million. As of December 31, 2013, there were no outstanding borrowings under the unsecured revolving credit facility.
6. RELATED PARTY TRANSACTIONS
Payable/(Receivable) Due To/(From) the General Partner
The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had net payable/(receivable) balances of $795,000 and $(9.9) million at September 30, 2014 and December 31, 2013, respectively, which is reflected as an increase and a reduction of capital, respectively, on the Consolidated Balance Sheets.
Allocation of General and Administrative Expenses
The General Partner provides various general and administrative and other overhead services for the Operating Partnership including legal assistance, acquisitions analysis, marketing and advertising, and allocates these expenses to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on its pro-rata portion of UDR’s total apartment homes. The general and administrative expenses allocated to the Operating Partnership by UDR were $6.6 million and $20.5 million during the three and nine months ended September 30, 2014, respectively, and $6.5 million and $17.4 million during the three and nine months ended September 30, 2013, respectively, and are included in General and administrative on the Consolidated Statements of Operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.
During the three and nine months ended September 30, 2014, the Operating Partnership incurred $3.2 million and $9.4 million, respectively, and during the three and nine months ended September 30, 2013 incurred $3.1 million and $9.1 million, respectively, of related party management fees related to a management agreement entered into in 2011 with wholly-owned subsidiaries of RE3. (See further discussion in paragraph below.) These related party management fees are initially recorded in General and administrative on the Consolidated Statements of Operations, and a portion related to management fees charged by the taxable REIT subsidiary (“TRS”) of the General Partner is reclassified to Property management on the Consolidated Statements of Operations. (See further discussion below.)
Management Fee
In 2011, the Operating Partnership entered into a management agreement with wholly owned subsidiaries of RE3. Under the management agreement, the Operating Partnership is charged a management fee equal to 2.75% of gross rental revenues, which is classified in Property management on the Consolidated Statements of Operations.
Notes Payable to General Partner
As of September 30, 2014 and December 31, 2013, the Operating Partnership had $88.7 million of unsecured notes payable to the General Partner at annual interest rates between 5.18% and 5.34%. Certain limited partners of the Operating Partnership have provided guarantees related to these notes payable. The guarantees were provided by the limited partners in conjunction with their contribution of properties to the Operating Partnership. The notes mature on August 31, 2021 and December 31, 2023 and interest payments are made monthly. The Operating Partnership recognized interest expense on the notes payable of $1.2 million and $3.5 million during the three and nine months ended September 30, 2014, respectively, and $267,000, and $801,000 during the three and nine months ended September 30, 2013, respectively.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2014

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

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of September 30, 2014 and December 31, 2013 are summarized as follows (dollars in thousands):

			Fair Value at September 30, 2014, Using
	Total Carrying Amount in Statement of Financial Position on September 30, 2014	Fair Value Estimate at September 30, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Derivatives- Interest rate contracts (a)	$5	$5	$—	$5	$—
Total assets	$5	$5	$—	$5	$—

Derivatives- Interest rate contracts (a)	$1,324	$1,324	$—	$1,324	$—
Secured debt instruments- fixed rate: (b)
Mortgage notes payable	380,506	392,883	—	—	392,883
Fannie Mae credit facilities	378,709	394,849	—	—	394,849
Secured debt instruments- variable rate: (b)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Fannie Mae credit facilities	142,059	142,059	—	—	142,059
Total liabilities	$929,598	$958,115	$—	$1,324	$956,791

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2014

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
Although the General Partner, on behalf of the Operating Partnership, has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2014 and December 31, 2013, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Financial Instruments Not Carried at Fair Value
As of September 30, 2014, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2014

financial instruments were determined by the Operating Partnership using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Operating Partnership recorded zero gain or loss from ineffectiveness during the three and nine months ended September 30, 2014, and less than $1,000 of loss from ineffectiveness during the three and nine months ended September 30, 2013.
Amounts reported in Accumulated other comprehensive income/(loss), net related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is allocated to the Operating

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2014

Partnership. During the next twelve months through September 30, 2015, we estimate that an additional $1.3 million will be reclassified as an increase to interest expense.
As of September 30, 2014, the Operating Partnership had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	2	$96,974
Interest rate caps	5	$255,561
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in no adjustment to earnings for the three and nine months ended September 30, 2014 and gains/(losses) of zero and $(5,000) for the three and nine months ended September 30, 2013, respectively.
As of September 30, 2014, the Operating Partnership did not have any outstanding derivatives that were not designated as hedges in qualifying hedging relationships.
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Operating Partnership’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance Sheet Location	September 30, 2014	December 31, 2013	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$5	$—	Other liabilities	$1,324	$2,731

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$—	$—	Other liabilities	$—	$—

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2014

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships				Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2014	2013		2014	2013
For the Three Months Ended September 30,
Interest rate products	$(3)	$(201)	Interest expense	$(588)	$(590)

For the Nine Months Ended September 30,
Interest rate products	$(194)	$(284)	Interest expense	$(1,784)	$(2,041)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives

		2014	2013
For the Three Months Ended September 30,
Interest rate products	Other operating expenses	$—	$—

For the Nine Months Ended September 30,
Interest rate products	Other operating expenses	$—	$(5)
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
Certain of the General Partner’s agreements with its derivative counterparties contain provisions where if there is a change in the General Partner’s financial condition that materially changes the General Partner’s creditworthiness in an adverse manner, the General Partner may be required to fully collateralize its obligations under the derivative instrument. At September 30, 2014 and December 31, 2013, no cash collateral was posted or required to be posted by the General Partner or by a counterparty.
The General Partner also has an agreement with a derivative counterparty that incorporates the loan and financial covenant provisions of the General Partner’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with these covenant provisions would result in the General Partner being in default on any derivative instrument obligations covered by the agreement.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2014

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
As of September 30, 2014, the fair value of derivatives in a net liability position that were allocated to the Operating Partnership, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.5 million. As of September 30, 2014, the General Partner has not posted any collateral related to these agreements. If the General Partner had breached any of these provisions at September 30, 2014, it would have been required to settle its obligations under the agreements at their termination value of $1.5 million.
The General Partner has elected not to offset derivative positions in the consolidated financial statements. The table below presents the effect on the Operating Partnership’s financial position had the General Partner made the election to offset its derivative positions as of September 30, 2014 and December 31, 2013:

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2014	$5	$—	$5	$—	$—	$5

December 31, 2013	$—	$—	$—	$—	$—	$—
(a) Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (b)	Financial Instruments	Cash Collateral Posted	Net Amount
September 30, 2014	$1,324	$—	$1,324	$—	$—	$1,324

December 31, 2013	$2,731	$—	$2,731	$—	$—	$2,731
(b) Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2014

9. CAPITAL STRUCTURE
General Partnership Units
The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP Units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Limited Partnership Units. There were 110,883 General Partnership units outstanding at September 30, 2014 and December 31, 2013, all of which were held by UDR.
Limited Partnership Units
As of September 30, 2014 and December 31, 2013, there were 183,167,815 limited partnership units outstanding, of which 1,873,332 were Class A Limited Partnership Units. UDR owned 174,000,344, or 95.0% of, and 173,848,891, or 94.9% of, OP Units outstanding at September 30, 2014 and December 31, 2013, respectively, of which 121,661 were Class A Limited Partnership Units. The remaining 9,167,471, or 5.0% of, and 9,318,924, or 5.1% of, OP Units outstanding, were held by non-affiliated partners at September 30, 2014 and December 31, 2013, respectively, of which 1,751,671 were Class A Limited Partnership Units.
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
The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $249.8 million and $217.6 million as of September 30, 2014 and December 31, 2013, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.
Class A Limited Partnership Units
Class A Limited Partnership Units have a cumulative, annual, non-compounded preferred return, which is equal to 8% based on a value of $16.61 per Class A Limited Partnership Unit.
Holders of the Class A Limited Partnership Units exclusively possess certain voting rights. The Operating Partnership may not do the following without approval of the holders of the Class A Limited Partnership Units: (i) increase the authorized or issued amount of Class A Limited Partnership Units, (ii) reclassify any other partnership interest into Class A Limited Partnership Units, (iii) create, authorize or issue any obligations or security convertible into or the right to purchase any Class A Limited Partnership units, (iv) enter into a merger or acquisition, or (v) amend or modify the Agreement of Limited Partnership of the Operating Partnership in a manner that adversely affects the relative rights, preferences or privileges of the Class A Limited Partnership Units.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2014

Partners’ capital account. Such losses are, therefore, allocated to the General Partner. If any Partner’s capital balance were to fall into a deficit, any income and gains are allocated to each Partner sufficient to eliminate its negative capital balance.
10. INCOME/(LOSS) PER OPERATING PARTNERSHIP UNIT
Basic income/(loss) per OP Unit is computed by dividing net income/(loss) attributable to general and limited partner unitholders by the weighted average number of general and limited partner units (including redeemable OP Units) outstanding during the period. Diluted income/(loss) per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units or resulted in the issuance of OP Units and then shared in the income/(loss) of the Operating Partnership. For the three and nine months ended September 30, 2014 and 2013, there were no dilutive instruments outstanding, and therefore, diluted income/(loss) per OP Unit and basic income/(loss) per OP Unit are the same. See note 9, Capital Structure, for further discussion on redemption rights of OP Units.
The following table sets forth the computation of basic and diluted income/(loss) per OP Unit for the periods presented (dollars in thousands, except per OP Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator for income/(loss) per OP Unit — basic and diluted:
Income/(loss) from continuing operations	$8,875	$10,072	$23,606	$26,278
Gain/(loss) on sale of real estate owned	—	—	40,687	—
(Income)/loss from continuing operations attributable to noncontrolling interests	(238)	(39)	(697)	(151)
Income/(loss) from continuing operations attributable to OP unitholders	$8,637	$10,033	$63,596	$26,127

Income/(loss) from discontinued operations	$—	$978	$—	$2,766
(Income)/loss from discontinued operations attributable to noncontrolling interests	—	—	—	—
Income/(loss) from discontinued operations attributable to OP unitholders	$—	$978	$—	$2,766

Net income/(loss)	$8,875	$11,050	$64,293	$29,044
Net (income)/loss attributable to noncontrolling interests	(238)	(39)	(697)	(151)
Net income/(loss) attributable to OP unitholders	$8,637	$11,011	$63,596	$28,893

Denominator for income/(loss) per OP Unit — basic and diluted:
Weighted average OP Units outstanding — basic and diluted	183,279	184,281	183,279	184,281

Income/(loss) per weighted average OP Unit — basic and diluted:
Income/(loss) from continuing operations attributable to OP unitholders	$0.05	0.05	$0.35	$0.14
Income/(loss) from discontinued operations attributable to OP unitholders	$—	$0.01	$—	$0.02
Net income/(loss) attributable to OP unitholders	$0.05	0.06	$0.35	$0.16

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2014

11. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Operating Partnership’s real estate commitments at September 30, 2014 (dollars in thousands):

	Number of Properties	Costs Incurred to Date (a)	Expected Costs to Complete (unaudited)
Real estate communities — under development	1	$119,828	$12,172

(a) Includes $7.0 million of accrued fixed assets for development.
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
The Operating Partnership’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•
Same-Store Communities represent those communities acquired, developed, and stabilized prior to July 1, 2013 for quarter-to-date comparison and January 1, 2013 for year-to-date comparison and held as of September 30, 2014. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

•
Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped properties, and the non-apartment components of mixed use properties.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2014

Management of the General Partner evaluates the performance of each of the Operating Partnership’s apartment communities on a Same-Store Community and Non-Mature Community/Other basis, as well as individually and geographically. This is consistent with the aggregation criteria under GAAP as each of the apartment communities generally has similar economic characteristics, facilities, services, and tenants. Therefore, the Operating Partnership’s reportable segments have been aggregated by geography in a manner identical to that which is provided to the chief operating decision maker.
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the three and nine months ended September 30, 2014 and 2013.
The following table details rental income and NOI from continuing and discontinued operations for the Operating Partnership’s reportable segments for the three and nine months ended September 30, 2014 and 2013, and reconciles NOI to Net income/(loss) attributable to OP unitholders in the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended September 30, (a)		Nine Months Ended September 30, (b)
	2014	2013	2014	2013
Reportable apartment home segment rental income
Same-Store Communities
West Region	$49,279	$46,246	$144,252	$135,418
Mid-Atlantic Region	17,169	17,105	51,779	51,095
Southeast Region	11,368	10,841	33,753	32,177
Northeast Region	14,968	14,331	28,410	27,414
Southwest Region	6,667	6,508	19,873	19,098
Non-Mature Communities/Other	7,993	8,966	36,589	41,564
Total consolidated rental income	$107,444	$103,997	$314,656	$306,766
Reportable apartment home segment NOI
Same-Store Communities
West Region	$35,801	$33,307	$105,375	$97,533
Mid-Atlantic Region	11,422	11,483	34,888	34,689
Southeast Region	7,327	6,957	22,286	20,898
Northeast Region	11,609	10,789	21,448	20,083
Southwest Region	4,192	4,040	12,578	11,987
Non-Mature Communities/Other	5,402	5,417	26,563	29,383
Total consolidated NOI	75,753	71,993	223,138	214,573
Reconciling items:
Property management	(2,955)	(2,860)	(8,653)	(8,436)
Other operating expenses	(1,484)	(1,405)	(4,371)	(4,215)
Real estate depreciation and amortization	(45,043)	(44,857)	(134,011)	(135,552)
General and administrative	(6,939)	(6,855)	(21,368)	(18,324)
Casualty-related recoveries/(charges), net	—	3,807	(500)	8,083
Interest expense	(10,457)	(8,773)	(30,629)	(27,085)
Gain/(loss) on sale of real estate owned	—	—	40,687	—
Net (income)/loss attributable to noncontrolling interests	(238)	(39)	(697)	(151)
Net income/(loss) attributable to OP unitholders	$8,637	$11,011	$63,596	$28,893

(a)	Same-store consists of 19,518 apartment homes.

(b)	Same-store consists of 19,010 apartment homes.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2014

The following table details the assets of the Operating Partnership’s reportable segments as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014	December 31, 2013
Reportable apartment home segment assets
Same-Store Communities
West Region	$1,742,559	$1,733,144
Mid-Atlantic Region	710,277	706,447
Southeast Region	331,727	328,150
Northeast Region	776,310	770,937
Southwest Region	227,886	226,252
Non-Mature Communities/Other	430,464	423,550
Total assets	4,219,223	4,188,480
Accumulated depreciation	(1,358,123)	(1,241,574)
Total assets - net book value	2,861,100	2,946,906
Reconciling items:
Cash and cash equivalents	1,484	1,897
Restricted cash	13,989	13,526
Deferred financing costs, net	4,783	5,848
Other assets	25,070	25,064
Total consolidated assets	$2,906,426	$2,993,241
Capital expenditures related to the Operating Partnership’s Same-Store Communities totaled $8.6 million and $20.0 million for the three and nine months ended September 30, 2014, respectively, and $6.9 million and $18.5 million for the three and nine months ended September 30, 2013, respectively. Capital expenditures related to the Operating Partnership’s Non-Mature Communities/Other totaled $137,000 and $555,000 for the three and nine months ended September 30, 2014, respectively, and $436,000 and $1.5 million for the three and nine months ended September 30, 2013, respectively.
Markets included in the above geographic segments are as follows:

i.	West Region — San Francisco, Orange County, Seattle, Monterey Peninsula, Los Angeles, Other Southern California, and Portland

ii.	Mid-Atlantic Region — Metropolitan D.C. and Baltimore

iii.	Northeast Region — New York and Boston

iv.	Southeast Region — Nashville, Tampa, and Other Florida

v.	Southwest Region — Dallas and Austin

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
At September 30, 2014, our consolidated real estate portfolio included 141 communities in 10 states plus the District of Columbia totaling 40,477 apartment homes. In addition, we had an ownership interest in 35 communities with 9,791 apartment homes through unconsolidated operating communities. The Same-Store Community apartment home population for the three and nine months September 30, 2014 was 36,268 and 35,177, respectively.

The following table summarizes our market information by major geographic markets as of September 30, 2014.

		As of September 30, 2014			For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014
	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Monthly Income per Occupied Home (a)	Average Physical Occupancy	Monthly Income per Occupied Home (a)
Same-Store Communities
West Region
San Francisco, CA	11	2,436	7.9%	$663,938	97.7%	$2,842	97.2%	$2,776
Orange County, CA	10	3,290	7.1%	610,081	96.0%	1,763	95.3%	1,745
Seattle, WA	11	2,165	5.7%	477,883	96.7%	1,615	96.9%	1,583
Los Angeles, CA	5	1,383	5.5%	463,647	96.1%	2,262	95.5%	2,259
Monterey Peninsula, CA	7	1,565	1.9%	161,225	97.6%	1,230	95.5%	1,203
Other Southern California	4	875	1.7%	141,488	96.4%	1,560	96.0%	1,541
Portland, OR	3	716	0.9%	73,576	97.8%	1,203	97.7%	1,181
Mid-Atlantic Region
Metropolitan D.C.	13	4,313	10.5%	890,559	97.1%	1,818	97.1%	1,821
Baltimore, MD	11	2,301	3.7%	308,621	96.4%	1,467	96.7%	1,462
Richmond, VA	4	1,358	1.7%	139,153	96.7%	1,224	96.7%	1,216
Norfolk, VA	4	846	0.6%	53,572	94.9%	1,060	94.8%	1,049
Other Mid-Atlantic	1	168	0.2%	12,824	96.2%	1,029	96.7%	1,012
Southeast Region
Orlando, FL	10	2,796	2.8%	238,273	96.7%	1,060	96.8%	1,038
Tampa, FL	9	2,775	3.3%	274,144	96.6%	1,131	96.6%	1,120
Nashville, TN	8	2,260	2.3%	190,209	97.5%	1,062	97.4%	1,051
Other Florida	1	636	1.0%	81,015	96.5%	1,358	96.4%	1,351
Northeast Region
New York, NY	3	1,208	8.8%	751,731	97.7%	3,672	97.6%	3,696
Boston, MA	4	1,179	3.8%	322,174	96.5%	2,262	96.4%	2,210
Southwest Region
Dallas, TX	8	2,725	3.5%	291,318	97.3%	1,137	97.1%	1,127
Austin, TX	4	1,273	1.8%	147,664	97.2%	1,296	96.9%	1,271
Total/Average Same-Store Communities	131	36,268	74.7%	6,293,095	96.8%	$1,619	96.6%	$1,560
Non-Mature, Commercial Properties & Other	10	3,938	21.5%	1,813,589
Total Real Estate Held for Investment	141	40,206	96.2%	8,106,684
Real Estate Under Development (b)	—	271	3.8%	321,607
Total Real Estate Owned	141	40,477	100.0%	8,428,291
Total Accumulated Depreciation				(2,379,033)
Total Real Estate Owned, Net of Accumulated Depreciation				$6,049,258

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.

(b)	The Company is currently developing three wholly-owned communities with 874 apartment homes, of which 271 have been completed.
We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to July 1, 2013 for quarter-to-date comparison and January 1, 2013 for year-to-date comparison and held as of September 30, 2014. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
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
We have a shelf registration statement filed with the Securities and Exchange Commission, or the SEC, which provides for the issuance of an indeterminate amount of common stock, preferred stock, guarantees of debt securities, warrants, subscription rights, purchase contracts and units to facilitate future financing activities in the public capital markets. Access to capital markets is dependent on market conditions at the time of issuance.
On June 26, 2014, the Company issued $300 million of 3.750% senior unsecured medium-term notes due July 1, 2024. Interest is payable semi-annually beginning on January 1, 2015. The notes were priced at 99.652% of the principal amount at issuance. We used the net proceeds to pay down borrowings outstanding on our $900 million unsecured credit facility and for general corporate purposes. The notes are fully and unconditionally guaranteed by the Operating Partnership.
In April 2012, the Company entered into a new equity distribution agreement, which was amended in July 2014, under which the Company may offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents. During the three months ended September 30, 2014, the Company sold 3,410,433 shares of common stock through this program for aggregate gross proceeds of approximately $102.1 million at a weighted average price per share of $29.95. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $2.0 million, were approximately $100.0 million, which will be primarily used to fund the Company's Steele Creek participating loan investment. As of September 30, 2014, we had 16.5 million shares of common stock available for future issuance under the April 2012 program.
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
As of September 30, 2014, we had approximately $37.8 million of secured debt maturing, inclusive of principal amortization, and no unsecured debt maturing, during the remainder of 2014.
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
Statements of Cash Flows
The following discussion explains the changes in net cash provided by/(used in) operating activities, net cash provided by/(used in) investing activities, and net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013.
Operating Activities
For the nine months ended September 30, 2014, our net cash flow provided by/(used in) operating activities was $282.0 million compared to $261.3 million for the comparable period in 2013. The increase in cash flow from operating activities is primarily due to improved income from continuing operations.
Investing Activities
For the nine months ended September 30, 2014, net cash provided by/(used in) investing activities was $(300.9) million compared to $(128.5) million for the comparable period in 2013. The change in investing activities was due to changes in the level of investment activities, which reflect our strategy as it relates to our investments in unconsolidated joint ventures and partnerships, dispositions, capital expenditures, and development activities, all of which are discussed in further detail throughout this Report.
Acquisitions
In January 2014, the Company acquired a fully-entitled land parcel for future development located in Huntington Beach, California for $77.8 million. In the third quarter of 2014, the Company acquired two communities, located in Seattle, Washington and Kirkland, Washington, with a total of 358 apartment homes for $45.5 million and $75.2 million, respectively. These acquisitions were accomplished through tax-deferred exchanges under Section 1031 of the Internal Revenue Code.
Dispositions

During the nine months ended September 30, 2014, the Company sold six communities with a total of 1,904 apartment homes, an adjacent parcel of land, and one operating property for gross proceeds of $237.7 million, resulting in net proceeds of $233.9 million and a total gain (net of tax) of $82.4 million. A portion of the sale proceeds was designated for tax-deferred exchanges under Section 1031 of the Internal Revenue Code.
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

Total capital expenditures, which in aggregate include recurring capital expenditures and major renovations, of $64.0 million or $1,607 per stabilized home were spent on all of our communities, excluding development and commercial properties, for the nine months ended September 30, 2014 as compared to $133.7 million or $3,246 per stabilized home for the comparable period in prior year.
The decrease in total capital expenditures was primarily due to:

•
a decrease in major renovations of 72.7% or $69.5 million. Major renovations of $26.1 million or $656 per home were spent for the nine months ended September 30, 2014 as compared to $95.6 million or $2,322 per home for the comparable period in the prior year. Major renovations for the nine months ended September 30, 2014 were primarily attributable to the redevelopment of two wholly-owned communities (1,456 of 1,703 apartment homes being redeveloped, 1,435 of which have been completed) with a budget of $178.0 million, of which we had $158.6 million of costs incurred at September 30, 2014. The redevelopment of one of the two communities was completed as of June 30, 2014.

This decrease was partially offset by:

•	an increase of 12.0% or $851,000 in revenue-enhancing capital expenditures, such as kitchen and bath remodels.
The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, non-stabilized communities, and commercial properties, for the nine months ended September 30, 2014 and 2013:

				Per Home
	Nine Months Ended September 30,			Nine Months Ended September 30,
	(dollars in thousands)
	2014	2013	% Change	2014	2013	% Change
Turnover capital expenditures	$9,171	$8,912	2.9%	$230	$216	6.5%
Asset preservation expenditures	20,806	22,063	(5.7)%	522	536	(2.6)%
Total recurring capital expenditures	29,977	30,975	(3.2)%	752	752	—%
Revenue enhancing improvements	7,932	7,081	12.0%	199	172	15.7%
Major renovations	26,118	95,605	(72.7)%	656	2,322	(71.7)%
Total capital expenditures	$64,027	$133,661	(52.1)%	$1,607	$3,246	(50.5)%
Repair and maintenance expense	$23,542	$24,455	(3.7)%	$591	$594	(0.5)%
Average number of homes (a)	39,805	41,167

(a)	Average number of homes is calculated based on the number of stabilized homes outstanding at the end of each month.
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
Real Estate Under Development and Redevelopment
As of September 30, 2014, our development pipeline for three wholly-owned communities totaled 874 homes, of which 271 have been completed, with a budget of $400.4 million, in which we have a carrying value of $321.6 million. These communities are estimated to be completed during the fourth quarter of 2014 and second quarter of 2015.
As of September 30, 2014, the Company was redeveloping 708 apartment homes, 687 of which have been completed, at one wholly-owned community with 739 total apartment homes. This community is estimated to be completed during the fourth quarter of 2014.

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

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting, as of September 30, 2014 and December 31, 2013 (dollars in thousands):

Joint Venture	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at		UDR’s Ownership Interest
		2014	2014	September 30, 2014	December 31, 2013	September 30, 2014		December 31, 2013
Operating and development:
UDR/MetLife I (a)	Various	0 operating communities	—	$—	$40,336	—		13.2%
		5 land parcels	N/A	5,364	7,161	4.0%		4.0%
UDR/MetLife II (a)	Various	21 operating communities	4,642	436,805	327,926	50.0%		50.0%
UDR/MetLife Vitruvian Park®	Addison, TX	2 operating communities	739	79,807	79,318	50.0%		50.0%
		1 non-stabilized community	391
		6 land parcels	N/A
UDR/KFH	Washington, D.C.	3 operating communities	660	22,891	25,919	30.0%		30.0%
Texas	Texas	8 operating communities	3,359	(25,624)	(23,591)	20.0%		20.0%
Other UDR/MetLife Development Joint Ventures	Various	2 development communities (b)	828	87,376	36,313	51.0%		51.0%
		1 land parcel	N/A
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment				606,619	493,382

	Location	Interest Rate	Years To Maturity	Investment at		Income From Participating Loan Investment For
				September 30, 2014	December 31, 2013	Three Months Ended September 30		Nine Months Ended September 30
						2014	2013	2014	2013
Participating loan investment:
Steele Creek	Denver, CO	6.5%	3.1	43,822	14,273	$642	—	$1,419	—

Total investment in and advances to unconsolidated joint ventures, net				$650,441	$507,655

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

In July 2014, the Company increased the ownership interest in two of these land sites to 50.1%. The remaining 49.9% continues to be held by our joint venture partner MetLife. The Company paid MetLife approximately $21.5 million for the additional ownership interests. As of September 30, 2014, the remaining assets in the UDR/MetLife I Joint Venture were comprised of five potential development land sites in which the Company has an average ownership interest of approximately 4%.

(b)
The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes. As of September 30, 2014, no apartment homes had been completed in Other UDR/MetLife Development Joint Ventures.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.
We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decreases in the value of its investments in unconsolidated joint ventures and partnerships during the three and nine months ended September 30, 2014 and 2013.
Financing Activities
For the nine months ended September 30, 2014, our net cash provided by/(used in) financing activities was $3.3 million compared to $(133.8) million for the comparable period of 2013.
The following significant financing activities occurred during the nine months ended September 30, 2014:

•	repaid $44.4 million of secured debt, including $41.5 million of mortgage payments and the repayment of $2.9 million of credit facilities;

•	repaid $184.0 million of 5.13% unsecured medium-term notes due January 2014;

•	repaid $128.5 million of 5.50% unsecured medium-term notes due April 2014;

•	issued $300 million of 3.750% senior unsecured medium-term notes due July 1, 2024;

•	sold 3,410,433 shares of common stock for aggregate gross proceeds of approximately $102.1 million at a weighted average price per share of $29.95;

•	net borrowings of $160.0 million under the Company’s $900 million unsecured revolving credit facility; and

•	paid distributions of $189.7 million to our common stockholders.

Credit Facilities
As of September 30, 2014, the Company has secured credit facilities with Fannie Mae with an aggregate commitment of $835.2 million with $835.2 million outstanding. The Fannie Mae credit facilities are for terms of seven to ten years and bear interest at floating and fixed rates. The Company has $623.8 million of the funded balance fixed at a weighted average interest rate of 4.99%, and the remaining balance of $211.4 million on these facilities has a weighted average variable rate of 1.58% at September 30, 2014.

As of September 30, 2014, the Company has a $900 million unsecured revolving credit facility that matures in December 2017. The credit facility has a six month extension option and contains an accordion feature that allows us to increase the facility to $1.45 billion. Based on the Company’s current credit rating, the credit facility carries an interest rate equal to LIBOR plus a spread of 100 basis points and a facility fee of 15 basis points. As of September 30, 2014, we had $160.0 million outstanding borrowings under the credit facility, leaving $740.0 million of unused capacity (excluding $2.2 million of letters of credit at September 30, 2014).
The Fannie Mae credit facilities and the bank unsecured revolving credit facility are subject to customary financial covenants and limitations.
Derivative Instruments
As part of UDR’s overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. UDR’s derivative transactions used for interest rate risk management include interest rate swaps with indexes that relate to the pricing of specific debt instruments of UDR. We believe that we have appropriately controlled our interest rate risk through the use of derivative instruments to minimize any unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three and nine months ended September 30, 2014 (see Note 10, Derivatives and Hedging Activity, in the Notes to the UDR Consolidated Financial Statements included in this Report).
Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $532.4 million in variable rate debt that is not subject to interest rate swap contracts as of September 30, 2014. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the nine months ended September 30, 2014 would increase by $5.4 million based on the average balance outstanding during the period.
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
Funds from Operations, Funds from Operations as Adjusted, and Adjusted Funds from Operations

Funds from Operations

Funds from operations (“FFO”) is defined as net income (computed in accordance with GAAP), excluding impairment write-downs of depreciable real estate or of investments in non-consolidated investees that are driven by measurable decreases in the fair value of depreciable real estate held by the investee, gains or losses from sales of depreciable property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. This definition conforms with the National Association of Real Estate Investment Trust’s (“NAREIT”) definition issued in April 2002 and is comparable to FFO, diluted in the accompanying reconciliation. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of a REIT’s operating performance. In the computation of diluted FFO, OP Units, unvested restricted stock, stock options, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive; therefore, they are included in the diluted share count.

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

The following table outlines our reconciliation of Net Income/(Loss) Attributable to UDR, Inc. to FFO, FFO as Adjusted, and AFFO for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income/(loss) attributable to UDR, Inc.	$40,549	$3,188	$88,917	8,112
Distributions to preferred stockholders	(931)	(931)	(2,793)	(2,793)
Real estate depreciation and amortization, including discontinued operations	89,339	84,266	266,748	252,839
Net income/(loss) attributable to noncontrolling interests	1,443	47	3,173	168
Real estate depreciation and amortization on unconsolidated joint ventures	10,398	10,514	29,926	25,462
Net (gain)/loss on the sale of depreciable property, excluding TRS	(31,377)	—	(81,260)	—
Funds from operations (“FFO”), basic	$109,421	$97,084	$304,711	$283,788
Distribution to preferred stockholders — Series E (Convertible)	931	931	2,793	2,793
FFO, diluted	$110,352	$98,015	$307,504	$286,581
FFO per common share, basic	$0.42	$0.37	$1.17	$1.09
FFO per common share, diluted	$0.41	$0.37	$1.16	$1.09
Weighted average number of common shares and OP Units outstanding — basic	260,844	259,308	259,975	259,305
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	265,957	263,813	264,985	263,818

Impact of adjustments to FFO:
Acquisition-related costs (including joint ventures)	$164	$—	$266	$—
Joint venture financing and acquisition fee	(88)	(36)	(88)	(254)
Costs/(benefit) associated with debt extinguishment and tender offer	—	—	192	178
Gains on sale of TRS property and marketable securities	(8,411)	—	(9,531)	—
Casualty-related (recoveries)/charges, net	—	(4,059)	500	(9,665)
	$(8,335)	$(4,095)	$(8,661)	$(9,741)

FFO as Adjusted, diluted	$102,017	$93,920	$298,843	$276,840

FFO as Adjusted per common share, diluted	$0.38	$0.36	$1.13	$1.05

Recurring capital expenditures	(12,280)	(11,989)	(29,977)	(30,975)
AFFO	$89,737	$81,931	$268,866	$245,865

AFFO per common share, diluted	$0.34	$0.31	$1.01	$0.93

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average number of common shares and OP Units outstanding — basic	260,844	259,308	259,975	259,305
Weighted average number of OP Units outstanding	(9,189)	(9,323)	(9,274)	(9,343)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	251,655	249,985	250,701	249,962

Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	265,957	263,813	264,985	263,818
Weighted average number of OP Units outstanding	(9,189)	(9,323)	(9,274)	(9,343)
Weighted average number of Series E preferred shares outstanding	(3,036)	(3,036)	(3,036)	(3,036)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	253,732	251,454	252,675	251,439
A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by/(used in) operating activities	$281,978	$261,297
Net cash provided by/(used in) investing activities	$(300,912)	$(128,500)
Net cash provided by/(used in) financing activities	$3,290	$(133,763)
Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, and includes the results of both continuing and discontinued operations for the periods presented.
Net Income/(Loss) Attributable to Common Stockholders
Net income attributable to common stockholders was $39.6 million ($0.16 per diluted share) for the three months ended September 30, 2014 as compared to $2.3 million ($0.01 per diluted share) for the comparable period in the prior year. The increase in net income attributable to common stockholders for the three months ended September 30, 2014 resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•	gains (net of tax) of $31.3 million on the sale of three communities and one operating property during the three months ended September 30, 2014; and

•
an increase in total property NOI primarily due to higher occupancy and higher revenue per occupied home, and NOI from the homes placed in service related to development and redevelopment projects completed in 2013 and 2014, partially offset by the disposition of communities in 2013 and 2014.

This was partially offset by:

•
an increase in depreciation and amortization expense primarily from the homes placed in service related to development and redevelopment projects completed in 2013 and 2014, partially offset by a decrease from sold communities and fully depreciated assets; and

•
hurricane-related recoveries in 2013 resulting from the effects of Hurricane Sandy on three of our New York City communities in 2012 (see Note 3, Real Estate Owned, in the Notes to the UDR Consolidated Financial Statements for more details);

Net income attributable to common stockholders was $86.1 million ($0.34 per diluted share) for the nine months ended September 30, 2014 as compared to $5.3 million ($0.02 per diluted share) for the comparable period in the prior year. The increase in net income attributable to common stockholders for the nine months ended September 30, 2014 resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•	gains (net of tax) of $82.3 million on the sale of six communities with a total of 1,904 apartment homes and an adjacent parcel of land during the nine months ended September 30, 2014; and

•
an increase in total property NOI primarily due to higher occupancy and higher revenue per occupied home, and NOI from the homes placed in service related to development and redevelopment projects completed in 2013 and 2014, partially offset by the disposition of communities in 2013 and 2014.

This was partially offset by:

•
an increase in depreciation and amortization expense primarily from the homes placed in service related to development and redevelopment projects completed in 2013 and 2014, partially offset by a decrease from sold communities and fully depreciated assets; and

•
hurricane-related recoveries in 2013 resulting from the effects of Hurricane Sandy on three of our New York City communities in 2012 (see Note 3, Real Estate Owned, in the Notes to the UDR Consolidated Financial Statements for more details).

Apartment Community Operations
Our net income results are primarily from NOI generated from the operation of our apartment communities.
The following table summarizes the operating performance of our total property NOI (which includes discontinued operations) for each of the periods presented (dollars in thousands):

	Three Months Ended September 30, (a)			Nine Months Ended September 30, (b)
	2014	2013	% Change	2014	2013	% Change
Same-Store Communities:
Same-store rental income	$170,544	$163,309	4.4%	$477,289	$457,037	4.4%
Same-store operating expense (c)	(52,252)	(50,760)	2.9%	(145,301)	(141,864)	2.4%
Same-store NOI	118,292	112,549	5.1%	331,988	315,173	5.3%

Non-Mature Communities/Other NOI:
Acquired communities NOI	169	—	—	12,383	11,060	12.0%
Sold or held for disposition communities NOI	310	5,380	(94.2)%	6,688	18,432	(63.7)%
Developed communities NOI	7,955	1,755	353.3%	19,039	2,523	654.6%
Redeveloped communities NOI	9,603	7,111	35.0%	33,100	26,380	25.5%
Commercial NOI and other	3,485	1,848	88.6%	9,132	9,044	1.0%
Total non-mature communities/other NOI	21,522	16,094	33.7%	80,342	67,439	19.1%

Total Property NOI	$139,814	$128,643	8.7%	$412,330	$382,612	7.8%

(a)	Same-Store Community population consisted of 36,268 apartment homes.

(b)	Same-Store Community population consisted of 35,177 apartment homes.

(c)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of total property NOI to Net Income/(Loss) Attributable to UDR, Inc. as reflected, for both continuing and discontinued operations, for each of the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total property NOI	$139,814	$128,643	$412,330	$382,612
Joint venture management and other fees	3,165	3,207	9,599	9,347
Property management	(5,599)	(5,236)	(16,474)	(15,491)
Other operating expenses	(2,012)	(1,787)	(6,118)	(5,237)
Real estate depreciation and amortization	(89,339)	(84,266)	(266,748)	(252,839)
General and administrative	(11,554)	(11,364)	(36,078)	(30,706)
Casualty-related recoveries/(charges), net	—	6,460	(500)	12,253
Other depreciation and amortization	(1,385)	(1,176)	(3,658)	(3,460)
Income/(loss) from unconsolidated entities	(939)	(3,794)	(4,932)	(6,081)
Interest expense	(33,087)	(30,939)	(97,662)	(92,723)
Interest and other income/(expense), net	9,061	829	11,902	3,291
Tax benefit/(expense), net	2,490	2,658	8,049	7,314
Gain/(loss) on sale of real estate owned, net of tax	31,377	—	82,380	—
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership	(1,447)	(84)	(3,171)	(198)
Net (income)/loss attributable to noncontrolling interests	4	37	(2)	30
Net income/(loss) attributable to UDR, Inc.	$40,549	$3,188	$88,917	$8,112
Same-Store Communities
Our Same-Store Community properties (those acquired, developed, and stabilized prior to April 1, 2013 for quarter-to-date comparison and January 1, 2013 for year-to-date comparison and held as of September 30, 2014) consisted of 36,268 and 35,177 apartment homes and provided 85% and 81% of our total NOI for the three and nine months ended September 30, 2014, respectively.
Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013
NOI for our Same-Store Community properties increased 5.1% or $5.7 million for the three months ended September 30, 2014 compared to the same period in 2013. The increase in property NOI was attributable to a 4.4% or $7.2 million increase in property rental income, which was partially offset by a 2.9% or $1.5 million increase in operating expenses. The increase in property income was primarily driven by a 3.4% or $5.4 million increase in rental rates, a 4.7% or $575,000 increase in reimbursement and fee income and a 17.1% or $1.1 million decrease in vacancy loss and bad debt. Physical occupancy increased 0.6% to 96.8% and total monthly income per occupied home increased 3.8% to $1,619.
The increase in operating expenses was primarily driven by a 6.2% or $774,000 increase in personnel costs, 1.3% or $217,000 increase in real estate taxes and a 20.3% or $451,000 increase in insurance expenses.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 69.4% for the three months ended September 30, 2014 as compared to 68.9% for the comparable period in 2013.
Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013
NOI for our Same-Store Community properties increased 5.3% or $16.8 million for the nine months ended September 30, 2014 compared to the same period in 2013. The increase in property NOI was attributable to a 4.4% or $20.3 million increase in property rental income, which was partially offset by a 2.4% or $3.4 million increase in operating expenses. The increase in property income was primarily driven by a 3.4% or $14.9 million increase in rental rates, a 5.5% or $1.9 million increase in reimbursement and fee income and an 14.2% or $2.5 million decrease in vacancy loss and bad debt. Physical occupancy increased 0.5% to 96.6% and total monthly income per occupied home increased 3.8% to $1,560.

The increase in operating expenses was primarily driven by a 2.2% or $1.0 million increase in real estate taxes, a 19.6% or $1.2 million increase in insurance expense, and a 1.5% or $518,000 increase in personnel costs.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 69.6% for the nine months ended September 30, 2014 as compared to 69.0% for the comparable period in 2013.
Non-Mature Communities/Other
UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped properties, and the non-apartment components of mixed use properties.
Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013
The remaining 15% or $21.5 million of our total NOI during the three months ended September 30, 2014 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 33.7% or $5.4 million for the three months ended September 30, 2014 as compared to the same period in 2013. The increase was primarily driven by an increase in NOI of $6.2 million and $2.5 million from developed and redeveloped communities, respectively, completed in 2013 and 2014 and an increase of $1.6 million from commercial and other communities, which was partially offset by a decrease in NOI of $5.1 million from communities sold in 2013 and 2014.
Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013
The remaining 19% or $80.3 million of our total NOI during the nine months ended September 30, 2014 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 19.1% or $12.9 million for the nine months ended September 30, 2014 as compared to the same period in 2013. The increase was primarily driven by an increase in NOI of $16.5 million and $6.7 million from development and redevelopment communities, respectively, completed in 2013 and 2014 and an increase of $88,000 from commercial and other communities, which was partially offset by a decrease in NOI of $11.7 million from communities sold in 2013 and 2014.
Real Estate Depreciation and Amortization
For the three months ended September 30, 2014, real estate depreciation and amortization on both continuing and discontinued operations increased 6.0% or $5.1 million as compared to the comparable period in 2013. The increase in depreciation and amortization for the three months ended September 30, 2014 was primarily due to homes delivered from our development and redevelopment communities, partially offset by a decrease from sold communities and fully depreciated assets.
During the nine months ended September 30, 2014, real estate depreciation and amortization on both continuing and discontinued operations increased 5.5% or $13.9 million as compared to the comparable period in 2013. The increase in depreciation and amortization for the nine months ended September 30, 2014 was primarily due to homes delivered from our development and redevelopment communities, partially offset by a decrease from sold communities and fully depreciated assets.

General and Administrative

For the three months ended September 30, 2014, general and administrative expense increased 1.7% or $190,000 as compared to the comparable period in 2013. The increase in general and administrative expense for the three months ended September 30, 2014 was primarily due to salary and benefit increases.

For the nine months ended September 30, 2014, general and administrative expense increased 17.5% or $5.4 million as compared to the comparable period in 2013. The increase was primarily due to an increase in stock-based compensation expense for the long-term incentive plan and salary and benefit increases.

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
During the three and nine months ended September 30, 2013, the Company recorded $6.5 million and $12.3 million, respectively, of insurance recoveries related to the business interruption and other losses associated with Hurricane Sandy. These recoveries were included in Casualty-related (recoveries)/charges, net on the UDR Consolidated Statements of Operations.

During the nine months ended September 30, 2014, we recorded a $500,000 casualty-related loss for one property damaged during an earthquake in California.

Interest Expense
For the three months ended September 30, 2014, interest expense increased by 6.9% or $2.1 million as compared to the comparable period in 2013. The increase in interest expense for the three months ended September 30, 2014 was primarily due to less interest capitalized in 2014 as a result of completed developments, partially offset by a decrease in interest expense due to replacement of debt at lower rates.
For the nine months ended September 30, 2014, interest expense increased by 5.3% or $4.9 million as compared to the comparable period in 2013. The increase in interest expense for the three months ended September 30, 2014 was primarily due to less interest capitalized in 2014 as a result of completed developments, partially offset by a decrease in interest expense due to replacement of debt at lower rates.

Gain/(Loss) on Sale of Real Estate Owned, Net of Tax
During the three months ended September 30, 2014, the Company recognized gains (net of tax) of $31.3 million on the sale of three communities with a total of 963 apartment homes.
During the nine months ended September 30, 2014, the Company recognized gains (net of tax) of $82.3 million on the sale of six communities with a total of 1,904 apartment homes and an adjacent parcel of land.
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
There were no gains recognized on the sale of real estate during the three and nine months ended September 30, 2013.

Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, the majority of our leases are for a term of fourteen months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and nine months ended September 30, 2014.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

United Dominion Realty, L.P.:
Business Overview
United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”), is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At September 30, 2014, the Operating Partnership’s real estate portfolio included 67 communities located in nine states and the District of Columbia with a total of 20,753 apartment homes.
As of September 30, 2014, UDR owned 110,883 units of our general limited partnership interests and 174,000,344 units of our limited partnership interests (the “OP Units”), or approximately 95.0% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this section to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries. In this section, we refer to the General Partner together with its consolidated subsidiaries (including us) and the General Partner’s consolidated joint ventures as “UDR” or the “General Partner.”
UDR is a self-administered real estate investment trust, or REIT that owns, acquires, renovates, develops, and manages apartment communities. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in September 2003. At September 30, 2014, the General Partner’s consolidated real estate portfolio included 141 communities located in 10 states and the District of Columbia with a total of 40,477 apartment homes. In addition, the General Partner had an ownership interest in 35 communities with 9,791 completed apartment homes through unconsolidated operating communities.
The Operating Partnership’s same-store community apartment home population for the three and nine months ended September 30, 2014 was 19,518 and 19,010, respectively.

The following table summarizes our market information by major geographic markets as of September 30, 2014:

		As of September 30, 2014			For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014
Same-Store Communities	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Monthly Income per Occupied Home (a)	Average Physical Occupancy	Monthly Income per Occupied Home (a)
West Region
San Francisco, CA	9	2,185	13.3%	558,751	96.7%	2,716	96.4%	2,641
Orange County, CA	8	2,935	12.3%	$520,188	95.4%	$1,730	94.8%	$1,711
Seattle, WA	5	932	5.0%	212,018	97.3%	1,546	97.1%	1,528
Los Angeles, CA	2	344	2.5%	107,192	94.7%	2,182	94.4%	2,167
Monterey Peninsula, CA	7	1,565	3.8%	161,225	96.8%	1,240	93.7%	1,227
Other Southern California	3	635	2.6%	109,609	94.7%	1,678	94.9%	1,646
Portland, OR	3	716	1.7%	73,576	97.0%	1,213	96.8%	1,191
Mid-Atlantic Region
Metropolitan D.C.	7	2,378	13.3%	559,023	96.2%	1,907	96.4%	1,916
Baltimore, MD	5	994	3.6%	151,254	87.9%	1,558	87.8%	1,559
Southeast Region
Tampa, FL	3	1,154	2.8%	116,661	95.9%	1,206	96.3%	1,187
Nashville, TN	6	1,612	3.2%	134,051	97.0%	1,036	97.0%	1,026
Other Florida	1	636	1.9%	81,015	95.2%	1,376	95.4%	1,365
Northeast Region
New York, NY	2	1,001	14.2%	598,188	97.3%	3,566	96.9%	3,508
Boston, MA	2	833	4.2%	178,122	95.9%	1,901	96.3%	1,845
Southwest Region
Dallas, TX	2	1,348	4.5%	188,372	95.5%	1,418	95.6%	1,635
Austin, TX	1	250	0.9%	39,514	97.5%	1,632	96.7%	1,407
Total/Average Same-Store Communities	66	19,518	89.8%	3,788,759	95.8%	$1,773	95.4%	$1,703
Non-Mature, Commercial Properties & Other	1	964	7.4%	310,636
Real Estate Under Development (b)	—	271	2.8%	119,828
Total Real Estate Owned	67	20,753	100.0%	4,219,223
Total Accumulated Depreciation				(1,358,123)
Total Real Estate Owned, Net of Accumulated Depreciation				$2,861,100

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.

(b)	As of September 30, 2014, the Operating Partnership was developing one wholly-owned community with 332 apartment homes, 271 of which were completed.
We report in two segments: Same-Store Communities and Non-Mature Communities/Other.
Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to July 1, 2013 for quarter-to-date comparison and January 1, 2013 for year-to-date comparison and held as of September 30, 2014. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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
As of September 30, 2014, the Operating Partnership had approximately $2.2 million of principal payments on secured debt maturing during the remainder of 2014. We anticipate that we will repay that debt with operating cash flows or proceeds from borrowings allocated to us under our General Partner’s credit agreements. The repayment of debt will be recorded as an offset to the Payable/(receivable) due to/(from) General Partner.
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
Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Operating Partnership’s current Report on Form 10-K, filed with the SEC on February 25, 2014. There have been no significant changes in our critical accounting policies from those reported. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.
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
Statements of Cash Flows
The following discussion explains the changes in net cash provided by/(used in) operating activities, net cash provided by/(used in) investing activities, and net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013.

Operating Activities
For the nine months ended September 30, 2014, net cash flow provided by/(used in) operating activities was $157.8 million compared to $164.7 million for the comparable period in 2013. The decrease in net cash flow from operating activities was primarily due to lower income from continuing operations, primarily caused by dispositions.
Investing Activities
For the nine months ended September 30, 2014, net cash provided by/(used in) investing activities was $(26.4) million compared to $(104.7) million for the comparable period in 2013. The change was primarily due to a decrease in development and redevelopment activities and an increase in dispositions in the nine months ended September 30, 2014 as compared to the comparable period in the prior year. Changes in the level of investment activities from period to period reflect our strategy as it relates to development activities, capital expenditures, and dispositions.
Disposition of Investments
During the nine months ended September 30, 2014, the Operating Partnership sold one community and an adjacent land parcel in San Diego, CA for gross proceeds of $48.7 million, resulting in a $24.4 million gain and net proceeds of $47.9 million. In connection with the sale of one community in Tampa, Florida, the Operating Partnership recognized a gain of $16.3 million, which was previously deferred. The total gains of $40.7 million were included in Income/(loss) on sale of real estate owned on the Operating Partnership’s Consolidated Statements of Operations. Proceeds were used primarily to fund development and redevelopment activities and to reduce debt.
Real Estate Under Development and Redevelopment
At September 30, 2014, the Operating Partnership was developing one wholly-owned community totaling 332 homes, 271 of which have been completed, with a budget of $132.0 million, in which we had a carrying value of $119.8 million. This community is estimated to be completed during the fourth quarter of 2014.
Financing Activities
For the nine months ended September 30, 2014, our net cash provided by/(used in) financing activities was $(131.8) million compared to $(60.4) million for the comparable period of 2013. The increase in cash used in financing activities was primarily due to an increase in advances to the General Partner.
Credit Facilities
As of September 30, 2014, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $835.2 million with $835.2 million outstanding. The Fannie Mae credit facilities are for terms of seven to ten years and bear interest at floating and fixed rates. At September 30, 2014, $623.8 million of the funded balance was fixed at a weighted average interest rate of 4.99%, and the remaining balance on these facilities was at a weighted average variable rate of 1.58%. At September 30, 2014, there was a total of $520.8 million of these credit facilities allocated to the Operating Partnership based on the ownership of the assets securing the debt.
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $900 million, $250 million of term notes due June 2018, $100 million of term notes due June 2018, $300 million of medium-term notes due June 2018, $300 million of medium-term notes due October 2020, $400 million of medium-term notes due January 2022, and $300 million of medium-term notes due July 2024. As of September 30, 2014 and December 31, 2013 there was $160.0 million and zero, respectively, of outstanding borrowings under the unsecured revolving credit facility.
The credit facilities are subject to customary financial covenants and limitations.
Derivative Instruments
As part of our General Partner’s overall interest rate risk management strategy, our General Partner uses derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. Our General Partner’s derivative transactions used for interest rate risk management include interest rate swaps with indexes that relate to the pricing of specific debt instruments of our General Partner that are allocated to the Operating Partnership. The General Partner believes that we have appropriately controlled our interest rate risk through the use of derivative instruments (allocated o the Operating Partnership based on the General Partner’s underlying debt instruments allocated to the Operating Partnership)

to minimize any unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three and nine months ended September 30, 2014 (see Note 8, Derivatives and Hedging Activity, in the Notes to the Operating Partnership’s Consolidated Financial Statements included in this Report).
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $169.1 million in variable rate debt that is not subject to interest rate swap contracts as of September 30, 2014. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the nine months ended September 30, 2014 would increase by $1.3 million based on the average balance outstanding during the period.
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
Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, and includes the results of both continuing and discontinued operations for the periods presented.
Net Income/(Loss) Attributable to OP Unitholders
Net income attributable to OP unitholders was $8.6 million ($0.05 per diluted OP Unit) for the three months ended September 30, 2014 as compared to net income of $11.0 million ($0.06 per diluted OP Unit) for the comparable period in the prior year. The decrease in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

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

Net income attributable to OP unitholders was $63.6 million ($0.35 per diluted OP Unit) for the nine months ended September 30, 2014 as compared to net income of $28.9 million ($0.16 per diluted OP Unit) for the comparable period in the prior year. The increase in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

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
The following table summarizes the operating performance of our total portfolio (which includes discontinued operations) for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30, (a)			Nine Months Ended September 30, (b)
	2014	2013	% Change	2014	2013	% Change
Same-Store Communities:
Same-store rental income	$99,451	$95,031	4.7%	$278,067	$265,202	4.9%
Same-store operating expense (c)	(29,100)	(28,455)	2.3%	(81,492)	(80,012)	1.8%
Same-store NOI	70,351	66,576	5.7%	196,575	185,190	6.1%

Non-Mature Communities/Other NOI:
Acquired communities NOI	—	—	—%	12,214	11,060	10.4%
Sold and held for sale communities NOI	—	—	—%	11	6,748	(99.8)%
Developed communities NOI	(404)	(4)	10,000.0%	(480)	(13)	3,592.3%
Redeveloped communities NOI	3,989	2,342	70.3%	10,212	7,419	37.6%
Commercial NOI and other	1,817	3,079	(41.0)%	4,606	4,169	10.5%
Total non-mature communities/other NOI	5,402	5,417	(0.3)%	26,563	29,383	(9.6)%

Total Property NOI	$75,753	$71,993	5.2%	$223,138	$214,573	4.0%

(a)	Same-store consists of 19,518 apartment homes.

(b)	Same-store consists of 19,010 apartment homes.

(c)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of total property NOI to Net Income/(Loss) Attributable to OP Unitholders as reflected, for both continuing and discontinued operations, for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total property NOI	$75,753	$71,993	$223,138	$214,573
Property management	(2,955)	(2,860)	(8,653)	(8,436)
Other operating expenses	(1,484)	(1,405)	(4,371)	(4,215)
Real estate depreciation and amortization	(45,043)	(44,857)	(134,011)	(135,552)
General and administrative	(6,939)	(6,855)	(21,368)	(18,324)
Casualty-related recoveries/(charges), net	—	3,807	(500)	8,083
Interest expense	(10,457)	(8,773)	(30,629)	(27,085)
Gain/(loss) on sale of real estate owned	—	—	40,687	—
Net (income)/loss attributable to noncontrolling interests	(238)	(39)	(697)	(151)
Net income/(loss) attributable to OP unitholders	$8,637	$11,011	$63,596	$28,893
Same-Store Communities
Our Same-Store Community properties (those acquired, developed, and stabilized prior to July 1, 2013 for quarter-to-date comparison and January 1, 2013 for year-to-date comparison and held as of September 30, 2014) consisted of 19,518 and 19,010 apartment homes and provided 92.9% and 88.1% of our total NOI for the three and nine months ended September 30, 2014, respectively.
Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013
NOI for our Same-Store Community properties increased 5.7% or $3.8 million for the three months ended September 30, 2014 compared to the same period in 2013. The increase in property NOI was primarily attributable to a 4.7% or $4.4 million increase in property rental income, which was partially offset by a 2.3% or $645,000 increase in operating expenses. The increase in revenues was primarily driven by a 3.6% or $3.3 million increase in rental rates, an 18.9% or $708,000 decrease in vacancy loss and bad debt, and a 3.5% or $250,000 increase in fee and reimbursement income. Physical occupancy increased 0.4% to 95.8% and total income per occupied home increased 4.2% to $1,773 for the three months ended September 30, 2014 compared to the same period in 2013.
The increase in property operating expenses was primarily driven by a 4.6% or $324,000 increase in personnel cost, a 2.6% or $239,000 increase in real estate tax expense, and a 19.5% or $229,000 increase in insurance expense.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 70.7% for the three months ended September 30, 2014 as compared to 70.1% for the comparable period in 2013.
Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013
NOI for our Same-Store Community properties increased 6.1% or $11.4 million for the nine months ended September 30, 2014 compared to the same period in 2013. The increased in property NOI was primarily attributable to a 4.9% or $12.9 million increase in property rental income, which was partially offset by a 1.8% or $1.5 million increase in operating expenses. The increase in revenues was primarily driven by a 3.6% or $9.2 million increase in rental rates, a 17.9% or $2.0 million decrease in vacancy loss and bad debt, and a 4.7% or $930,000 increase in fee and reimbursement income. Physical occupancy increased 0.2% to 95.4% and total income per occupied home increased 4.6% to $1,703 for the nine months ended September 30, 2014 compared to the same period in 2013.
The increase in property operating expenses was primarily driven by a 2.5% or $708,000 increase in real estate tax expense and a 21.2% or $674,000 increase in insurance expense.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 70.7% for the nine months ended September 30, 2014 as compared to 69.8% for the comparable period in 2013.

Non-Mature Communities/Other
The Operating Partnership’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped properties, and the non-apartment components of mixed use properties.
Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013
The remaining 7.1% or $5.4 million of our total NOI during the three months ended September 30, 2014 was generated from our Non-Mature Communities. NOI from Non-Mature Communities/Other decreased 0.3% or $15,000 for the three months ended September 30, 2014 compared to the same period in 2013. The decrease was primarily driven by a decrease in NOI of $1.7 million from commercial, development, and other properties, which was partially offset by an increase in NOI of $1.6 million from redeveloped properties.
Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013
The remaining 11.9% or $26.6 million of our total NOI during the nine months ended September 30, 2014 was generated from our Non-Mature Communities. NOI from Non-Mature Communities/Other decreased 9.6% or $2.8 million for the nine months ended September 30, 2014 compared to the same period in 2013. The decrease was primarily driven by a decrease in NOI of $6.7 million from sold properties, which was partially offset by an increase in NOI of $2.8 million from redevelopment properties.
Real Estate Depreciation and Amortization
For the three months ended September 30, 2014, real estate depreciation and amortization on both continuing and discontinued operations increased 0.4% or $186,000 as compared to the comparable period in 2013. The increase in depreciation and amortization for the three months ended September 30, 2014 was primarily due to homes delivered from our development and redevelopment communities, partially offset by a decrease from sold communities and fully depreciated assets.
During the nine months ended September 30, 2014, real estate depreciation and amortization on both continuing and discontinued operations decreased 1.1% or $1.5 million as compared to the comparable period in 2013. The decrease in depreciation and amortization for the nine months ended September 30, 2014 was primarily from disposition of assets in 2013 and 2014, partially offset by the depreciation from developed and redeveloped units placed in service in 2013.

General and Administrative

For the three months ended September 30, 2014, general and administrative expense increased 1.2% or $84,000 as compared to the comparable period in 2013. The increase in general and administrative expense for the three months ended September 30, 2014 was primarily due to salary and benefit increases.

For the nine months ended September 30, 2014, general and administrative expense increased 16.6% or $3.0 million as compared to the comparable period in 2013. The increase was primarily due to an increase in stock-based compensation expense for the long-term incentive plan and salary and benefit increases.

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

During the three and nine months ended September 30, 2013, the Operating Partnership recorded $3.8 million and $8.1 million, respectively, of insurance recoveries related to the business interruption and other losses associated with Hurricane Sandy. These recoveries were included in Casualty-related (recoveries)/charges, net on the Operating Partnership’s Consolidated Statements of Operations.

During the nine months September 30, 2014, we recorded a $500,000 of casualty-related loss for one property damaged during an earthquake in California.

Interest Expense

For the three and nine months ended September 30, 2014, interest expense increased by 19.2% or $1.7 million and 13.1% or $3.5 million as compared to the comparable periods in 2013. The increase in interest expense for the three and nine months ended September 30, 2014 was primarily due to lower portion of interest capitalized in 2014 as a result of completed developments, partially offset by a decrease in interest expense due to replacement of debt at lower rates.

Gain/(Loss) on Sale of Real Estate Owned

During the nine months ended September 30, 2014, the Operating Partnership recognized $40.7 million of gains on the sale of one community and an adjacent parcel of land in San Diego, CA and the sale of one community in Tampa, Florida.
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

Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and nine months ended September 30, 2014.
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
See our Annual Report on Form 10-K for the year ended December 31, 2013 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2014, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.
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
Property Ownership Through Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. We currently have 12 active joint ventures and partnerships, excluding our participating loan investment, with a total equity investment of $606.6 million. We could become engaged in a dispute with one or more of our joint venture partners which might affect our ability to operate a jointly-owned property. Moreover, joint venture partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, joint venture partners may have competing interests in our markets that could create conflicts of interest. Also, our joint venture partners might refuse to make capital contributions when due and we may be responsible to our partners for indemnifiable losses. Frequently, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners’ interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the joint venture (if we are the seller) or of the other partner’s interest in the joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process.
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
Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of September 30, 2014, UDR had approximately $532.4 million of variable rate indebtedness outstanding, which constitutes approximately 14.7% of total outstanding indebtedness as of such date. As of September 30, 2014, the Operating Partnership had approximately $169.1 million of variable rate indebtedness outstanding, which constitutes approximately

18.2% of total outstanding indebtedness to third parties as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of UDR’s common and preferred stock and debt securities.
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

During the three and nine months ended September 30, 2014, we issued 144,061 and 151,453, respectively, shares of our common stock upon redemption of OP Units. Because these shares of common stock were issued to accredited investors in transactions not involving a public offering, the transactions were exempt from registration under the Securities Act of 1933 in accordance with Section 4(a)(2).
Repurchase of Equity Securities
In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended September 30, 2014.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510
July 1, 2014 through July 31, 2014	—	—	—	15,032,510
August 1, 2014 through August 31, 2014	—	—	—	15,032,510
September 1, 2014 through September 30, 2014	—	—	—	15,032,510
Balance as of September 30, 2014	9,967,490	$22.00	9,967,490	15,032,510

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

UDR, Inc.
Date:	October 29, 2014	/s/ Mark A. Schumacher
Mark A. Schumacher Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)

United Dominion Realty, L.P.
		By:	UDR, Inc., its general partner

Date:	October 29, 2014	/s/ Mark A. Schumacher
Mark A. Schumacher Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Restatement of UDR, Inc. (incorporated by reference to Exhibit 3.09 to UDR, Inc.’s Current Report on Form 8-K dated July 27, 2005 and filed with the SEC on August 1, 2005).

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

Exhibit No.	Description

3.14	Amended and Restated Bylaws of UDR, Inc. (as amended through May 12, 2011) (incorporated by reference to Exhibit 3.1 to UDR, Inc.’s Current Report on Form 8-K filed with the SEC on May 13, 2011).

10.1
Amendment No. 1, dated July 29, 2014, to the ATM Equity OfferingSM Sales Agreement among UDR, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, dated April 4, 2012 (incorporated by reference to Exhibit 1.1 to UDR, Inc.’s Current Report on Form 8-K filed with the SEC on July 31, 2014).

10.2
Amendment No. 1, dated July 29, 2014, to the Third Amended and Restated Distribution Agreement among UDR, Inc., United Dominion Realty, L.P., as Guarantor, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and Wells Fargo Securities, LLC, as Agents, dated September 1, 2011, with respect to the issue and sale by UDR, Inc. of its Medium-Term Notes, Series A Due Nine Months or More From Date of Issue (incorporated by reference to Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K filed with the SEC on July 31, 2014).

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

101
XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended September 30, 2014, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., (vi) notes to consolidated financial statements of UDR, Inc., (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of comprehensive income/(loss) of United Dominion Realty, L.P., (x) consolidated statements of changes in capital of United Dominion Realty, L.P., (xi) consolidated statements of cash flows of United Dominion Realty, L.P., (xi) notes to consolidated financial statements of United Dominion Realty, L.P.