Form 10-K
period 2014-12-31
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2015-02-24
CIK 74208, 1018254

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
The aggregate market value of the shares of common stock of UDR, Inc. held by non-affiliates on June 30, 2014 was approximately $3.0 billion. This calculation excludes shares of common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 19, 2015, there were 258,765,713 shares of UDR, Inc.’s common stock outstanding.
There is no public trading market for the partnership units of United Dominion Realty, L.P. As a result, an aggregate market value of the partnership units of United Dominion Realty, L.P. cannot be determined.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from UDR, Inc.’s definitive proxy statement for the 2015 Annual Meeting of Stockholders.

EXPLANATORY NOTE
This Report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2014 of UDR, Inc. a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR, Inc. is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company,” “UDR” or “UDR, Inc.” refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including United Dominion Realty, L.P. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or the “OP” refer to United Dominion Realty, L.P., together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership are referred to as “OP Units” and the holders of the OP Units are referred to as “unitholders.” This combined Form 10-K is being filed separately by UDR and the Operating Partnership.
There are a number of differences between the Company and the Operating Partnership, which are reflected in our disclosure in this Report. UDR is a real estate investment trust (“REIT”), whose most significant asset is its ownership interest in the Operating Partnership. UDR also conducts business through other subsidiaries, including its taxable REIT subsidiary (“TRS”) whose activities include development of land and land entitlement. UDR acts as the sole general partner of the Operating Partnership, holds interests in subsidiaries and joint ventures, owns and operates properties, issues securities from time to time and guarantees debt of certain of our subsidiaries. The Operating Partnership conducts the operations of a substantial portion of the business and is structured as a partnership with no publicly traded equity securities. The Operating Partnership has guaranteed certain outstanding debt of UDR.
As of December 31, 2014, UDR owned 110,883 units (100%) of the general partnership interests of the Operating Partnership and 174,002,342 units (or approximately 95.0%) of the limited partnership interests of the Operating Partnership. UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities” and “Control and Procedures” are provided for each of UDR and the Operating Partnership. In addition, certain disclosures in “Business” are separated by entity to the extent that the discussion relates to UDR’s business outside of the Operating Partnership.

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

Item 1. BUSINESS
General
UDR is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages multifamily apartment communities generally located in high barrier-to-entry markets located throughout the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement processes, low single-family home affordability and strong employment growth potential. At December 31, 2014, our consolidated real estate portfolio included 139 communities located in 20 markets, with a total of 39,851 completed apartment homes, which are held through our subsidiaries, including the Operating Partnership, and consolidated joint ventures. In addition, we have an ownership interest in 36 communities containing 10,055 apartment homes through unconsolidated joint ventures or partnerships. As of December 31, 2014, the Company was developing one wholly-owned community with 369 apartment homes and three unconsolidated joint venture communities with 1,018 apartment homes, none of which have been completed.
At December 31, 2014, the Operating Partnership’s consolidated real estate portfolio included 68 communities located in 17 markets, with a total of 20,814 completed apartment homes. The Operating Partnership owns, operates, acquires, renovates, develops, redevelops, and manages multifamily apartment communities generally located in high barrier-to-entry markets located throughout the United States. During the year ended December 31, 2014, revenues of the Operating Partnership represented approximately 52% of our total rental revenues.
UDR has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to in this Report as the “Code.” To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our stockholders annually. As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent we distribute such net income to our stockholders annually. In 2014, we declared total distributions of $1.04 per common share and paid dividends of $1.015 per common share.

	Dividends Declared in 2014	Dividends Paid in 2014
First Quarter	$0.260	$0.235
Second Quarter	0.260	0.260
Third Quarter	0.260	0.260
Fourth Quarter	0.260	0.260
Total	$1.040	$1.015
UDR was formed in 1972 as a Virginia corporation. In June 2003, we changed our state of incorporation from Virginia to Maryland. The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations in 1995. The Operating Partnership was redomiciled in 2004 as a Delaware limited partnership. Our corporate offices are located at 1745 Shea Center Drive, Suite 200, Highlands Ranch, Colorado and our telephone number is (720) 283-6120. Our website is www.udr.com. The information contained on our website, including any information referred to in this Report as being available on our website, is not a part of or incorporated into this Report.
As of February 19, 2015, we had 1,523 full-time associates and 59 part-time associates, all of whom were employed by UDR.
Reporting Segments
We report in two segments: Same-Store Communities and Non-Mature Communities/Other.
Our Same-Store Communities segment includes those communities acquired, developed, and stabilized prior to January 1, 2013, and held as of December 31, 2014. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not classified as held for sale at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

Our Non-Mature Communities/Other segment represents those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties. For additional information regarding our operating segments, see Note 15, Reportable Segments, in the Notes to the UDR Consolidated Financial Statements included in this Report and Note 12, Reportable Segments, in the Notes to the Operating Partnership’s Consolidated Financial Statements included in this Report.
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
2014 Highlights

•
In July 2014, the Company marked its 42nd year as a REIT and paid its 168th consecutive quarterly dividend in October. The Company’s annualized declared 2014 dividend of $1.04 represented a 10.6% increase over the previous year.

•	We achieved Same-Store revenue growth of 4.3% and Same-Store net operating income (“NOI”) growth of 5.2%.

•
During the year ended December, 31, 2014, we invested approximately $251.5 million in wholly-owned development projects and $31.5 million in redevelopment projects and major renovations, including completion of 980 development apartment homes and 401 redevelopment apartment homes in primary markets.

•	We expanded our relationship with the Metropolitan Life Insurance Company (“MetLife”):

•
We increased our ownership interest in the remaining six operating communities in the UDR/MetLife I Joint Venture from 12% to 50%, and MetLife and the Company contributed the communities to the UDR/MetLife II Joint Venture. We paid MetLife $82.5 million for the additional ownership interests.

•
We increased our ownership interest in four land sites in the UDR/MetLife I Joint Venture from approximately 3% to 50%. The remaining interest continues to be held by our joint venture partner MetLife. We paid MetLife approximately $36.8 million for the additional ownership interests.

•
We sold 50% of our interest in 3033 Wilshire and 49% of our interest in 13th and Market to MetLife for gross proceeds of approximately $62.5 million, resulting in the assets being held by unconsolidated joint ventures.

•
We issued $300 million of 3.75%, 10-year senior unsecured medium-term notes in June. Net proceeds were used to pay down borrowings outstanding on our unsecured revolving credit facility and for general corporate purposes.

•	We completed five developments containing 1,396 homes for an estimated aggregate cost of $480.0 million.

•	We acquired land parcels for future development located in Huntington Beach, California for $77.8 million and Boston, Massachusetts for $32.2 million.

•	We acquired two communities located in Seattle, Washington and Kirkland, Washington with a total of 358 apartment homes for $45.5 million and $75.2 million, respectively.

•	We recognized gains on the sale of real estate of $143.6 million, net of tax, which consisted of:

•
the sale of nine communities with a total of 2,500 apartment homes, an adjacent parcel of land, and one operating property for gross proceeds of $328.4 million, resulting in a gain, net of tax, of approximately $138.6 million; and

•
the sale of our 49% interest in a recently completed development for gross proceeds of $54.2 million, resulting in a gain, net of tax, of $7.2 million and our 50% interest in a land parcel for gross proceeds of $8.3 million, resulting in a loss, net of tax, of $2.2 million.

•
We sold common stock under our amended equity distribution agreement for net proceeds of approximately $99.8 million, which was primarily used to fund the Company's Steele Creek participating loan investment.

Other than the following, there were no significant changes to the Operating Partnership’s business during 2014 (the above 2014 highlights relate to UDR or other subsidiaries of UDR):

•
The Operating Partnership sold one operating community and an adjacent parcel of land in San Diego, California for gross proceeds of $48.7 million, resulting in a gain of approximately $24.4 million and net proceeds of $47.9 million. The Operating Partnership also recorded gains of $39.2 million in connection with UDR’s sale of two communities in Tampa, Florida and Los Angeles, California, which were previously deferred.

Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information on the Company’s and the Operating Partnership’s activities in 2014.
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
The following table summarizes our apartment community acquisitions and dispositions and our consolidated year-end ownership position for the past five years (dollars in thousands):

	2014	2013	2012	2011	2010
Homes acquired	358	—	633	3,161	1,374
Homes disposed	2,500	914	6,507	4,488	149
Homes owned at December 31,	39,851	41,250	41,571	47,343	48,553
Total real estate owned, at cost	$8,383,259	$8,207,977	$8,055,828	$8,074,471	$6,881,347
The following table summarizes our apartment community acquisitions and dispositions and our year-end ownership position of the Operating Partnership for the past five years (dollars in thousands):

	2014	2013	2012	2011	2010
Homes acquired	—	—	—	1,833	—
Homes disposed	264	914	1,314	2,024	—
Homes owned at December 31,	20,814	20,746	21,660	23,160	23,351
Total real estate owned, at cost	$4,238,770	$4,188,480	$4,182,920	$4,205,298	$3,706,184
Development Activities
Our objective in developing a community is to create value while improving the quality of our portfolio. Demographic trends, economic drivers, and how multifamily fundamentals/valuations have trended over the long-term govern our review process on where to allocate development capital. At December 31, 2014, our development pipeline included one wholly-owned community located in Boston, Massachusetts with 369 homes and a budget of $217.7 million, in which we have a carrying value of $177.6 million.
Redevelopment Activities
Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also producing a higher yielding and more valuable asset through asset quality improvement. During 2014, we continued to redevelop properties in primary markets where we concluded there was an opportunity to add value. At December 31, 2014, the Company was redeveloping 708 apartment homes, 694 of which have been completed, at one wholly-owned community with 739 apartment homes located in New York, New York. During the year ended December 31, 2014, we incurred $31.5 million in major renovations, which include major structural changes and/or architectural revisions to existing buildings.
Joint Venture Activities
We have entered into, and may continue in the future to enter into, joint ventures (including limited liability companies or partnerships) through which we would own an indirect economic interest of less than 100% of the community or communities owned directly by such joint ventures. Our decision to either hold an apartment community in fee simple or have an indirect interest in the community through a joint venture is based on a variety of factors and considerations, including: (i) the economic and tax terms required by the seller of land or a community; (ii) our desire to diversify our portfolio of communities by market, submarket and product type; (iii) our desire at times to preserve our capital resources to maintain liquidity or balance sheet strength; and (iv) our projections, in some circumstances, that we will achieve higher returns on our invested capital or reduce our risk if a joint venture vehicle is used. Each joint venture agreement is individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture agreement.
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
Operational Excellence, Cash Flow and Dividend Growth
Investment in new technologies continues to drive operating efficiencies in our business and help us to better meet the changing needs of our residents. Since its launch in January 2009, our residents have been utilizing our web-based resident internet portal on our website. Our residents have the ability to conduct business with us 24 hours a day, 7 days a week and complete online leasing applications and renewals throughout our portfolio.
We launched a new website at the end of 2014. This is the third major revision of UDR.com, and represents a complete rebuild of our on-line presence. It was completed after several months of research with customer focus groups that told us what they wanted to see in an on-line shopping experience. The new website features elements such as on-line appointment scheduling, enhanced neighborhood information, and comparison shopping tools, all of which are available via any device the customer may choose. To date, we are exceeding our initial targets for the site by converting a higher than expected amount of traffic to community visits.
As a result of transforming our operations through technology, residents’ satisfaction improved, and our operating teams have become more efficient. Web-based technologies have also resulted in declining marketing and advertising costs, improved cash management, and better pricing management of our available apartment homes.
Portfolio Improvement
We are focused on increasing our presence in markets with favorable job formation, high propensity to rent, low single-family home affordability, and a favorable demand/supply ratio for multifamily housing. Portfolio investment decisions consider internal analyses and third-party research.
For the year ended December 31, 2014, approximately 65.0% of our same-store NOI was generated by communities located in our primary markets of: Seattle, Washington; San Francisco Bay Area, California; Los Angeles, California; Orange County, California; Austin, Texas; Dallas, Texas; Boston, Massachusetts; New York, New York; and Metropolitan D.C.
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
Markets and Competitive Conditions
During the year ended December 31, 2014, 65.0% of our consolidated same-store NOI was generated from apartment homes located in our primary markets. At December 31, 2014, the Company held 70.7% of its same-store carrying value of its real estate portfolio in our primary markets. During the year ended December 31, 2014, 72.9% of the Operating Partnership’s same-store NOI was generated from apartment homes located in our primary markets. At December 31, 2014, the Operating Partnership held 76.1% of its same-store carrying value of its real estate portfolio in its primary markets. We believe that this diversification increases investment opportunity and decreases the risk associated with cyclical local real estate markets and economies, thereby increasing the stability and predictability of our earnings.
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
We believe that, in general, we are well-positioned to compete effectively for residents and investments. We believe our competitive advantages include:

•	a fully integrated organization with property management, development, redevelopment, acquisition, marketing, sales and financing expertise;

•	scalable operating and support systems, which include automated systems to meet the changing electronic needs of our residents and to effectively focus on our Internet marketing efforts;

•	access to sources of capital;

•	geographic diversification with a presence in 20 markets across the country; and

•	significant presence in many of our major markets that allows us to be a local operating expert.
Moving forward, we will continue to optimize lease management, improve expense control, increase resident retention efforts and align employee incentive plans with our bottom line performance. We believe this plan of operation, coupled with the portfolio’s strengths in targeting renters across a geographically diverse platform, should position us for continued operational upside.
Communities
At December 31, 2014, our consolidated real estate portfolio included 139 communities with a total of 39,851 completed apartment homes, which included the Operating Partnership’s consolidated real estate portfolio of 68 communities with a total of 20,814 completed apartment homes. The overall quality of our portfolio enables us to raise rents and to attract residents with higher levels of disposable income who are more likely to absorb such rents.
At December 31, 2014, the Company was developing one wholly-owned community with 369 apartment homes, none of which have been completed. In addition, at December 31, 2014, the Company had three communities with 825 apartment homes which were completed but not yet stabilized.
At December 31, 2014, the Company was redeveloping 708 apartment homes, 694 of which have been completed, at one wholly-owned community with 739 apartment homes.
Same-Store Community Comparison
We believe that one pertinent quantitative measurement of the performance of our portfolio is tracking the results of our same-store communities’ NOI, which is total rental revenue, less rental expenses excluding property management and other operating expenses. Our same-store community population is comprised of operating communities which we own and have stabilized occupancy, revenues and expenses as of the beginning of the prior year.
For the year ended December 31, 2014, our same-store NOI increased by $21.6 million or 5.2% compared to the prior year. Our same-store community properties provided 79.2% of our total NOI for the year ended December 31, 2014. The increase in NOI for the 34,581 same-store apartment homes, or 86.8% of our portfolio, was driven by an increase in rental rates, fee and reimbursement income, and increased occupancy, partially offset by an increase in real estate taxes and insurance expenses.
For the year ended December 31, 2014, the Operating Partnership’s same-store NOI increased by $15.2 million or 6.1% compared to the prior year. Our same-store community properties provided 88.1% of our total NOI for the year ended December 31, 2014. The increase in NOI for the 19,010 same-store apartment homes, or 91.3% of the Operating Partnership’s portfolio, was driven by an increase in rental rates, fee and reimbursement income, and increased occupancy, partially offset by an increase in operating expenses.
Revenue growth in 2015 may be impacted by adverse developments affecting the economy generally, reduced occupancy rates, increased rental concessions, new supply, increased bad debt and other factors which may adversely impact our ability to increase rents.
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
We may utilize our taxable REIT subsidiary (“TRS”) to engage in activities that REITs may be prohibited from performing, including the provision of management and other services to third parties and the conduct of certain nonqualifying real estate transactions. Our TRS generally is taxable as a regular corporation, and therefore, subject to federal, state and local income taxes.
The Operating Partnership intends to qualify as a partnership for federal income tax purposes. As a partnership, the Operating Partnership generally is not a taxable entity and does not incur federal income tax liability. However, any state or local revenue, excise or franchise taxes that result from the operating activities of the Operating Partnership are incurred at the entity level.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, property taxes, utilities and material costs, substantially all of our leases are for a term of 14 months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2014.
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
Risks Related to Our Real Estate Investments and Our Operations
Unfavorable Apartment Market and Economic Conditions Could Adversely Affect Occupancy Levels, Rental Revenues and the Value of Our Real Estate Assets. Unfavorable market conditions in the areas in which we operate and unfavorable economic conditions generally may significantly affect our occupancy levels, our rental rates and collections, the value of the properties and our ability to strategically acquire or dispose of apartment communities on economically favorable terms. Our ability to lease our properties at favorable rates is adversely affected by the increase in supply in the multifamily and other rental markets and is dependent upon the overall level in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, a downturn in the housing market, stock market volatility and uncertainty about the future. Some of our major expenses, including mortgage payments, generally do not decline when related rents decline. We would expect that declines in our occupancy levels, rental revenues and/or the values of our apartment communities would cause us to have less cash available to pay our indebtedness and to distribute to UDR’s stockholders, which could adversely affect our financial condition and the market value of our securities. Factors that may affect our occupancy levels, our rental revenues, and/or the value of our properties include the following, among others:

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
Risk of Inflation/Deflation. Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses. The general risk of inflation is that interest on our debt and general and administrative expenses increase at a rate faster than increases in our rental rates, which could adversely affect our results of operations, cash flow and ability to make distributions to UDR’s stockholders. The predominant effects of deflation include high unemployment and credit contraction. Restricted lending practices could impact our ability to obtain financing or refinancing for our properties.
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
Property Ownership Through Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. We currently have 15 active joint ventures and partnerships, excluding our participating loan investment, with a total equity investment of $655.5 million. We could become engaged in a dispute with one or more of our joint venture partners which might affect our ability to operate a jointly-owned property. Moreover, joint venture partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, joint venture partners may have competing interests in our markets that could create conflicts of interest. Also, our joint venture partners might refuse to make capital contributions when due and we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners’ interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the joint venture (if we are the seller) or of the other partner’s interest in the joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process.
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
We Could Incur Significant Insurance Costs and Some Potential Losses May Not Be Adequately Covered by Insurance. We have a comprehensive insurance program covering our property and operating activities with limits of liability customary within the multi-family industry. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, certain types of extraordinary losses which may not be adequately covered under our insurance program. In addition, we will sustain losses due to insurance deductibles, self-insured retention, uninsured claims or casualties, or losses in excess of applicable coverage.
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
As a result of our substantial real estate holdings, the cost of insuring our apartment communities is a significant component of expense. Insurance premiums are subject to significant increases and fluctuations, which are generally outside of our control. We insure our properties with insurance companies that we believe have a good rating at the time our policies are put into effect. The financial condition of one or more of our insurance companies that we hold policies with may be negatively impacted, which could result in their inability to pay on future insurance claims. Their inability to pay future claims may have a negative impact on our financial results. In addition, the failure of one or more insurance companies may increase the costs to renew our insurance policies or increase the cost of insuring additional properties and recently developed or redeveloped properties.
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
We cannot assure you that costs or liabilities incurred as a result of environmental issues will not affect our ability to make distributions to our stockholders, or that such costs or liabilities will not have a material adverse effect on our financial condition and results of operations.
Our Properties May Contain or Develop Harmful Mold or Suffer from Other Indoor Air Quality Issues, Which Could Lead to Liability for Adverse Health Effects or Property Damage or Cost for Remediation. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants or to increase ventilation, which could adversely affect our results of operations and cash flow. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants or others if property damage or personal injury occurs.
Compliance or Failure to Comply with the Americans with Disabilities Act of 1990 or Other Safety Regulations and Requirements Could Result in Substantial Costs. The Americans with Disabilities Act generally requires that public buildings, including our properties, be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. From time to time claims may be asserted against us with respect to some of our properties under the Americans with Disabilities Act. If, under the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations.
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
Compliance with or Changes in Real Estate Tax and Other Laws Could Adversely Affect Our Funds from Operations and Our Ability to Make Distributions to Stockholders. Generally we do not directly pass through costs resulting from compliance with or changes in real estate tax laws to residential property tenants. We also do not generally pass through increases in income, service or other taxes, to tenants under leases. These costs may adversely affect net operating income and the ability to make distributions to stockholders. Similarly, compliance with or changes in (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions or (ii) rent control or rent stabilization laws or other laws regulating housing, such as the Americans with Disabilities Act and the Fair Housing Amendments Act of 1988, may result in significant unanticipated expenditures, which would adversely affect our funds from operations and the ability to make distributions to stockholders.
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
Risk of Earthquake Damage. Some of our communities are located in the general vicinity of active earthquake faults. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect our business, financial condition and results of operations. Insurance coverage for earthquakes can be costly due to limited industry capacity. As a result, we may experience shortages in desired coverage levels if market conditions are such that insurance is not available or the cost of insurance makes it, in management’s view, economically impractical.
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
We May Experience a Decline in the Fair Value of Our Assets and Be Forced to Recognize Impairment Charges, Which Could Materially and Adversely Impact Our Financial Condition, Liquidity and Results of Operations and the Market Price of UDR’s Common Stock. A decline in the fair value of our assets may require us to recognize an impairment against such assets under generally accepted accounting principles as in effect in the United States (“GAAP”), if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we are required to recognize asset impairment charges in the future, these charges could materially and adversely affect our financial condition, liquidity, results of operations and the per share trading price of UDR’s common stock.
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
Federal rulemaking and administrative efforts that may have an impact on us focus principally on the areas perceived as contributing to the global financial crisis and the most recent economic recession. These initiatives have created a degree of uncertainty regarding the basic rules governing the real estate industry and many other businesses that is unprecedented in the United States at least since the wave of lawmaking and regulatory reform that followed in the wake of the Great Depression. The federal legislative response in this area culminated in the enactment on July 21, 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and continue to require extensive rulemaking by regulatory authorities; thus, the impact on us may not be known for an extended period of time. The Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals that are proposed or pending in the United States Congress, may limit our revenues, impose fees or taxes on us, and/or intensify the regulatory framework in which we operate in ways that are not currently identifiable.
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
Changes in U.S. Accounting Standards May Materially and Adversely Affect Our Reported Results of Operations. Accounting for public companies in the United States is in accordance with GAAP, which is established by the Financial Accounting Standards Board (the “FASB”), an independent body whose standards are recognized by the SEC as authoritative for publicly held companies. Uncertainties posed by various initiatives of accounting standard-setting by the FASB and the SEC, which create and interpret applicable accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in potentially material restatements of prior period financial statements.
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
Failure To Maintain Our Current Credit Ratings Could Adversely Affect Our Cost of Funds, Related Margins, Liquidity, and Access to Capital Markets. Moody’s and Standard & Poor’s, the major debt rating agencies, routinely evaluate our debt and have given us ratings on our senior unsecured debt and preferred stock. These ratings are based on a number of factors, which included their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. Due to changes in these factors and market conditions, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity, and access to capital markets.
Disruptions in Financial Markets May Adversely Impact Availability and Cost of Credit and Have Other Adverse Effects on Us and the Market Price of UDR’s Stock. Our ability to make scheduled payments or to refinance debt obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control. During the global financial crisis and the economic recession that followed it, the United States stock and credit markets experienced significant price volatility, dislocations and liquidity disruptions, which caused market prices of many stocks to fluctuate substantially and the spreads on debt financings to widen considerably. Those circumstances materially impacted liquidity in the financial markets at times, making terms for certain financings less attractive, and in some cases resulted in the unavailability of financing. Any future disruptions or uncertainty in the stock and credit markets may negatively impact our ability to refinance existing indebtedness and access additional financing for acquisitions, development of our properties and other purposes at reasonable terms or at all, which may negatively affect our business and the market price of UDR’s common stock. If we are not successful in refinancing our existing indebtedness when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of UDR’s common or preferred stock.
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
Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of December 31, 2014, UDR had approximately $579.7 million of variable rate indebtedness outstanding, which constitutes approximately 16.1% of total outstanding indebtedness as of such date. As of December 31, 2014, the Operating Partnership had approximately $219.8 million of variable rate indebtedness outstanding, which constitutes approximately 23.6% of total outstanding indebtedness to third parties as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of UDR’s common and preferred stock and debt securities.
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
Certain of our subsidiaries have also elected to be taxed as a REIT under the Code, and are therefore subject to the same risks in the event that they fail to qualify as a REIT in any taxable year.

Dividends Paid By REITs Generally Do Not Qualify for Reduced Tax Rates. In general, the maximum U.S. federal income tax rate for dividends paid to individual U.S. stockholders is 20%. Unlike dividends received from a corporation that is not a REIT, our distributions to individual stockholders generally are not eligible for the reduced rates.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
At December 31, 2014, our consolidated apartment portfolio included 139 communities located in 20 markets, with a total of 39,851 completed apartment homes.
As of December 31, 2014, we leased approximately 44,000 square feet of office space in Highlands Ranch, Colorado for our corporate headquarters. We also leased an aggregate of approximately 9,000 square feet of office space in Dallas, Texas, Richmond, Virginia and Alexandria, Virginia.

In February 2015, the Company acquired the office building in Highlands Ranch, Colorado housing its corporate offices, as well as other leased office space, for total consideration of approximately $24.0 million, which was comprised of assumed debt. The building consists of approximately 120,000 square feet, of which UDR occupies approximately 44,000 square feet. All existing leases were assumed by the Company at the time of the acquisition.

The tables below set forth a summary of real estate portfolio by geographic market of the Company and of the Operating Partnership at December 31, 2014.
SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2014
UDR, INC.

	Number of Apartment Communities	Number of Apartment Homes	Percentage of Carrying Value	Gross Amount (in thousands)	Encumbrances (in thousands)	Cost per Home	Average Physical Occupancy	Average Home Size (in square feet)
WEST REGION
San Francisco, CA	12	2,751	9.7%	$815,153	$66,310	$296,312	94.6%	836
Orange County, CA	14	5,214	14.3%	1,202,995	193,873	230,724	89.2%	804
Seattle, WA	11	2,085	6.9%	575,008	58,457	275,783	85.6%	849
Los Angeles, CA	4	1,225	5.3%	440,329	100,335	359,452	95.2%	967
Monterey Peninsula, CA	7	1,565	1.9%	161,633	—	103,280	95.8%	728
Other Southern California	4	875	1.7%	141,660	46,471	161,897	96.1%	928
Portland, OR	3	716	0.9%	73,811	35,141	103,088	97.6%	918
MID-ATLANTIC REGION
Metropolitan D.C.	16	5,156	14.4%	1,211,295	184,172	234,929	90.7%	834
Baltimore, MD	11	2,301	3.7%	309,894	66,711	134,678	96.6%	957
Richmond, VA	4	1,358	1.7%	139,538	34,567	102,753	96.5%	1,018
Norfolk, VA	4	846	0.6%	54,077	—	63,921	94.6%	1,023
Other Mid-Atlantic	1	168	0.2%	12,971	—	77,208	95.4%	1,002
SOUTHEAST REGION
Tampa, FL	9	2,775	3.3%	275,355	31,239	99,227	96.6%	955
Orlando, FL	10	2,796	2.8%	238,375	63,394	85,256	96.7%	961
Nashville, TN	8	2,260	2.3%	191,393	38,834	84,687	97.5%	933
Other Florida	1	636	0.9%	81,316	39,179	127,855	96.5%	1,130
NORTHEAST REGION
New York, NY	4	1,947	15.2%	1,278,432	190,462	656,616	95.0%	740
Boston, MA	4	1,179	3.9%	323,419	79,286	274,316	96.3%	1,097
SOUTHWEST REGION
Dallas, TX	8	2,725	3.5%	292,848	102,438	107,467	97.2%	846
Austin, TX	4	1,273	1.8%	147,873	30,660	116,161	97.1%	913
Total Operating Communities	139	39,851	95.0%	7,967,375	1,361,529	$199,929	94.1%	887
Real Estate Under Development (a)	—	—	2.1%	177,632	—
Land	—	—	2.1%	171,253	—
Other	—	—	0.8%	66,999	—
Total Real Estate Owned	139	39,851	100.0%	$8,383,259	$1,361,529

(a)	As of December 31, 2014, the Company was developing one wholly-owned community with 369 apartment homes, which has not been completed.

SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2014
UNITED DOMINION REALTY, L.P.

	Number of Apartment Communities	Number of Apartment Homes	Percentage of Carrying Value	Gross Amount (in thousands)	Encumbrances (in thousands)	Cost per Home	Average Physical Occupancy	Average Home Size (in square feet)
WEST REGION
San Francisco, CA	9	2,185	13.2%	$560,868	$66,310	$256,690	97.2%	821
Orange County, CA	9	3,899	19.5%	823,931	193,874	211,319	93.8%	764
Seattle, WA	5	932	5.0%	213,238	22,957	228,796	97.3%	869
Los Angeles, CA	2	344	2.5%	108,081	32,635	314,189	95.6%	976
Monterey Peninsula, CA	7	1,565	3.8%	161,633	—	103,280	95.8%	728
Other Southern California	3	635	2.6%	109,744	46,471	172,825	96.1%	939
Portland, OR	3	716	1.7%	73,811	35,141	103,088	97.6%	918
MID-ATLANTIC REGION
Metropolitan D.C.	8	2,710	16.3%	686,019	102,643	253,144	86.4%	901
Baltimore, MD	5	994	3.6%	152,040	43,403	152,958	96.3%	1,064
SOUTHEAST REGION
Tampa, FL	3	1,154	2.8%	117,261	—	101,613	96.8%	1,003
Nashville, TN	6	1,612	3.2%	134,852	—	83,655	97.5%	925
Other Florida	1	636	1.9%	81,316	39,179	127,855	96.5%	1,130
NORTHEAST REGION
New York, NY	2	1,001	14.1%	598,999	190,462	598,401	97.4%	685
Boston, MA	2	833	4.2%	178,607	56,447	214,414	96.5%	1,120
SOUTHWEST REGION
Dallas, TX	2	1,348	4.5%	189,458	102,437	140,547	97.0%	910
Austin, TX	1	250	0.9%	39,538	—	158,152	96.2%	883
Total Operating Communities	68	20,814	99.8%	4,229,396	931,959	$203,200	94.9%	876
Other	—	—	0.2%	9,374	—
Total Real Estate Owned	68	20,814	100.0%	$4,238,770	$931,959

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

	2014			2013
	High	Low	Distributions Declared	High	Low	Distributions Declared
Quarter ended March 31,	$26.63	$23.27	$0.260	$25.18	$24.83	$0.235
Quarter ended June 30,	$28.64	$25.28	$0.260	$27.04	$26.59	$0.235
Quarter ended September 30,	$30.30	$27.18	$0.260	$26.35	$26.00	$0.235
Quarter ended December 31,	$31.74	$27.27	$0.260	$25.42	$25.03	$0.235
On February 19, 2015, the closing sale price of our common stock was $31.83 per share on the NYSE, and there were 4,306 holders of record of the 258,765,713 outstanding shares of our common stock.
We have determined that, for federal income tax purposes, approximately 68% of the distributions for 2014 represented ordinary income, 14% represented qualified ordinary income, 10% represented long-term capital gain, and 8% represented unrecaptured section 1250 gain.
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
Distributions declared on the Series E for the years ended December 31, 2014 and December 31, 2013 were $1.33 per share or $0.3322 per quarter. The Series E is not listed on any exchange. At December 31, 2014, a total of 2,803,812 shares of the Series E were outstanding.
Series F Preferred Stock
We are authorized to issue up to 20,000,000 shares of our Series F Preferred Stock (“Series F”). The Series F may be purchased by holders of our Operating Partnership Units, or OP Units, described below under “Operating Partnership Units,” at a purchase price of $0.0001 per share. OP Unitholders are entitled to subscribe for and purchase one share of the Series F for each OP Unit held. As of December 31, 2014, a total of 2,464,183 shares of the Series F were outstanding with an aggregate purchase value of $246. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to any other rights, privileges or preferences.
Distribution Reinvestment and Stock Purchase Plan

We have a Distribution Reinvestment and Stock Purchase Plan under which holders of our common stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of our common stock. Stockholders who do not participate in the plan continue to receive distributions as and when declared. As of February 19, 2015, there were approximately 2,289 participants in the plan.
United Dominion Realty, L.P.:
Operating Partnership Units
There is no established public trading market for United Dominion Realty, L.P.’s Operating Partnership Units. From time to time we issue shares of our common stock in exchange for OP Units tendered to the Operating Partnership for redemption in accordance with the provisions of the Operating Partnership’s limited partnership agreement. At December 31, 2014, there were 183,278,698 OP Units outstanding in the Operating Partnership, of which 174,113,225 OP Units or 95.0% were owned by UDR and 9,165,473 OP Units or 5.0% were owned by limited partners. Under the terms of the Operating Partnership’s limited partnership agreement, the holders of OP Units have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the holder in exchange for a cash payment based on the market value of our common stock at the time of redemption. However, the Operating Partnership’s obligation to pay the cash amount is subject to the prior right of the Company to acquire such OP Units in exchange for either the cash amount or the number of shares of our common stock equal to the number of OP Units being redeemed. During 2014, we issued a total of 153,451 shares of common stock upon redemption of OP Units.
On October 20, 2014, we issued 1,998 shares of our common stock upon redemption of OP Units. Because these shares of common stock were issued to accredited investors in transactions not involving a public offering, the transaction is exempt from registration under the Securities Act of 1933 in accordance with Section 4(a)(2) of the Securities Act.
We did not issue any other shares of our common stock upon redemption of OP Units during the three months ended December 31, 2014.
Purchases of Equity Securities
In February 2006, UDR’s Board of Directors authorized a 10,000,000 share repurchase program. In January 2008, UDR’s Board of Directors authorized a new 15,000,000 share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510
October 1, 2014 through October 31, 2014	—	—	—	15,032,510
November 1, 2014 through November 30, 2014	—	—	—	15,032,510
December 1, 2014 through December 31, 2014	—	—	—	15,032,510
Balance as of December 31, 2014	9,967,490	$22.00	9,967,490	15,032,510

(a)
This number reflects the amount of shares that were available for purchase under our 10,000,000 share repurchase program authorized in February 2006 and our 15,000,000 share repurchase program authorized in January 2008.

During the three months ended December 31, 2014, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 through October 31, 2014	—	$—	N/A	N/A
November 1, 2014 through November 30, 2014	—	—	N/A	N/A
December 1, 2014 through December 31, 2014	107,113	30.82	N/A	N/A
Total	107,113	$30.82

(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.

Comparison of Five-year Cumulative Total Returns
The following graph compares the five-year cumulative total returns for UDR common stock with the comparable cumulative return of the NAREIT Equity REIT Index, Standard & Poor’s 500 Stock Index, the NAREIT Equity Apartment Index and the MSCI US REIT Index. The graph assumes that $100 was invested on December 31, 2009, in each of our common stock and the indices presented. Historical stock price performance is not necessarily indicative of future stock price performance. The comparison assumes that all dividends are reinvested.

	Period Ending
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
UDR, Inc.	100.00	148.70	163.91	160.75	163.92	224.86
NAREIT Equity Apartment Index	100.00	147.04	169.23	180.97	169.76	237.02
US MSCI REITS	100.00	128.48	139.65	164.46	168.52	219.72
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
NAREIT Equity REIT Index	100.00	127.96	138.57	163.60	167.63	218.16
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

Item 6. SELECTED FINANCIAL DATA
The following tables set forth selected consolidated financial and other information of UDR, Inc. and of the Operating Partnership as of and for each of the years in the five-year period ended December 31, 2014. The table should be read in conjunction with each of UDR, Inc.’s and the Operating Partnership’s respective consolidated financial statements and the notes thereto, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report.

	UDR, Inc. Year Ended December 31, (In thousands, except per share data and apartment homes owned)
	2014	2013	2012	2011	2010
OPERATING DATA:
Rental income	$805,002	$746,484	$704,701	$613,689	$503,097
Income/(loss) from continuing operations	16,260	2,340	(46,305)	(126,869)	(121,117)
Income/(loss) from discontinued operations, net of tax	10	43,942	266,608	147,454	14,529
Net income/(loss)	159,842	46,282	220,303	20,585	(106,588)
Distributions to preferred stockholders	3,724	3,724	6,010	9,311	9,488
Net income/(loss) attributable to common stockholders	150,610	41,088	203,376	10,537	(112,362)
Common distributions declared	263,503	235,721	215,654	165,590	126,086
Income/(loss) per weighted average common share — basic:
Income/(loss) from continuing operations attributable to common stockholders	$0.60	$(0.01)	$(0.22)	$(0.65)	$(0.77)
Income/(loss) from discontinued operations attributable to common stockholders	—	0.17	1.07	0.71	0.09
Net income/(loss) attributable to common stockholders	$0.60	$0.16	$0.85	$0.05	$(0.68)
Income/(loss) per weighted average common share — diluted:
Income/(loss) from continuing operations attributable to common stockholders	$0.59	$(0.01)	$(0.22)	$(0.65)	$(0.77)
Income/(loss) from discontinued operations attributable to common stockholders	—	0.17	1.07	0.71	0.09
Net income/(loss) attributable to common stockholders	$0.59	$0.16	$0.85	$0.05	$(0.68)
Weighted average number of Common Shares outstanding — basic	251,528	249,969	238,851	201,294	165,857
Weighted average number of Common Shares outstanding — diluted	253,445	249,969	238,851	201,294	165,857
Weighted average number of Common Shares outstanding, OP Units and Common Stock equivalents outstanding — diluted	265,728	263,926	252,659	214,086	176,900
Common distributions declared	$1.04	$0.94	$0.88	$0.80	$0.73
Balance Sheet Data:
Real estate owned, at cost (a)	$8,383,259	$8,207,977	$8,055,828	$8,074,471	$6,881,347
Accumulated depreciation (a)	2,434,772	2,208,794	1,924,682	1,831,727	1,638,326
Total real estate owned, net of accumulated depreciation (a)	5,948,487	5,999,183	6,131,146	6,242,744	5,243,021
Total assets	6,846,534	6,807,722	6,859,103	6,692,254	5,500,597
Secured debt (a)	1,361,529	1,442,077	1,430,135	1,891,553	1,963,670
Unsecured debt	2,221,576	2,081,626	1,979,198	2,026,817	1,603,834
Total debt	3,583,105	3,523,703	3,409,333	3,918,370	3,567,504
Total stockholders’ equity	2,735,097	2,811,648	2,992,916	2,314,050	1,606,343
Number of Common Shares outstanding	255,115	250,750	250,139	219,650	182,496

	UDR, Inc. Year Ended December 31, (In thousands, except per share data and apartment homes owned)
	2014	2013	2012	2011	2010
OPERATING DATA (continued):
Other Data (a)
Total consolidated apartment homes owned (at end of year) (a)	39,851	41,250	41,571	47,343	48,553
Weighted average number of consolidated apartment homes owned during the year	40,644	41,392	42,747	48,531	47,571
Cash Flow Data:
Cash provided by/(used in) operating activities	$392,360	$339,902	$327,187	$251,411	$214,180
Cash provided by/(used in) investing activities	(293,660)	(123,209)	(211,582)	(1,054,683)	(583,754)
Cash provided by/(used in) financing activities	(113,725)	(198,559)	(115,993)	806,289	373,075
Funds from Operations (b):
Funds from operations — basic	$411,702	$376,778	$350,628	$269,856	$189,045
Funds from operations — diluted	415,426	380,502	354,532	273,580	192,771

(a)	Includes amounts classified as Held for Sale, where applicable.

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

Activities of our TRS include development and land entitlement. From time to time, we develop and subsequently sell a TRS property which results in a short-term use of funds that produces a profit that differs from the traditional long-term investment in real estate for REITs. We believe that the inclusion of these TRS gains in FFO is consistent with the standards established by NAREIT as the short-term investment is incidental to our main business. TRS gains on sales, net of taxes, are defined as net sales proceeds less a tax provision and the gross investment basis of the asset before accumulated depreciation.

See “Funds from Operations” in Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of FFO and Net income/(loss) attributable to UDR, Inc.

United Dominion Realty, L.P.
Year Ended December 31,
(In thousands, except per OP unit data
and apartment homes owned)

	2014	2013	2012	2011	2010
OPERATING DATA:
Rental income	$422,634	$401,853	$384,946	$344,937	$297,380
Income/(loss) from continuing operations	33,544	32,766	(13,309)	(40,744)	(30,937)
Income/(loss) from discontinued operations	—	45,176	57,643	70,973	10,243
Net income/(loss)	97,179	77,942	44,334	30,229	(20,694)
Net income/(loss) attributable to OP unitholders	96,227	73,376	43,982	30,159	(20,735)
Income/(loss) per weighted average OP Unit - basic and diluted:
Income/(loss) from continuing operations attributable to OP unitholder	$0.53	$0.16	$(0.07)	$(0.22)	$(0.18)
Income/(loss) from discontinued operations attributable to OP unitholder	—	0.24	0.31	0.39	0.06
Net income/(loss) attributable to OP unitholders	0.53	0.40	0.24	0.17	(0.12)
Weighted average number of OP Units outstanding — basic and diluted	183,279	184,196	184,281	182,448	179,909
Balance Sheet Data:
Real estate owned, at cost (a)	$4,238,770	$4,188,480	$4,182,920	$4,205,298	$3,706,184
Accumulated depreciation (a)	1,403,303	1,241,574	1,097,133	976,358	884,083
Total real estate owned, net of accumulated depreciation (a)	2,835,467	2,946,906	3,085,787	3,228,940	2,822,101
Total assets	2,878,284	2,993,241	3,136,254	3,292,167	2,861,395
Secured debt (a)	931,959	934,865	967,239	1,189,645	1,070,061
Total liabilities	1,144,233	1,190,144	1,217,498	1,438,798	1,299,772
Total partners’ capital	1,703,001	1,795,934	1,917,299	2,034,792	2,042,241
Advances to/(from) General Partner	(13,624)	9,916	11,056	193,584	492,709
Number of OP units outstanding	183,279	183,279	184,281	184,281	179,909
Other Data:
Total consolidated apartment homes owned (at end of year) (a)	20,814	20,746	21,660	23,160	23,351
Cash Flow Data:
Cash provided by/(used in) operating activities	$208,032	$208,346	$201,095	$156,071	$146,604
Cash provided by/(used in) investing activities	(46,650)	(63,954)	4,273	(226,980)	(59,458)
Cash provided by/(used in) financing activities	(162,777)	(145,299)	(203,268)	70,693	(86,668)

(a)	Includes amounts classified as Held for Sale, where applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
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
The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements and the accompanying notes for the years ended December 31, 2014, 2013 and 2012 of each of UDR, Inc. and United Domination Realty, L.P.

UDR, Inc.:
Business Overview
We are a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. We were formed in 1972 as a Virginia corporation. In June 2003, we changed our state of incorporation from Virginia to Maryland. Our subsidiaries include the Operating Partnership. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “the Company,” or “UDR” refer collectively to UDR, Inc., its subsidiaries and its consolidated joint ventures.
At December 31, 2014, our consolidated real estate portfolio included 139 communities in 10 states plus the District of Columbia totaling 39,851 apartment homes, and our total real estate portfolio, inclusive of our unconsolidated communities, included an additional 36 communities with 10,055 apartment homes.
At December 31, 2014, the Company was developing one wholly-owned community with 369 apartment homes and three unconsolidated joint venture communities with 1,018 apartment homes, none of which have been completed. In addition, the Company was redeveloping 708 apartment homes, 694 of which have been completed, at one wholly-owned community with 739 apartment homes.

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

In addition, we capitalize costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion. The costs capitalized are reported on the Consolidated Balance Sheets as Total Real Estate Owned, Net of Accumulated Depreciation. Amounts capitalized during the years ended December 31, 2014, 2013, and 2012 were $29.2 million, $40.5 million, and $36.4 million, respectively.

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

REIT Status

We are a Maryland corporation that has elected to be treated for federal income tax purposes as a REIT. A REIT is a legal entity that holds interests in real estate and is required by the Code to meet a number of organizational and operational requirements, including a requirement that a REIT must distribute at least 90% of our REIT taxable income (other than our net capital gain) to our stockholders. If we were to fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at the regular corporate rates and may not be able to qualify as a REIT for four years. Based on the net earnings reported for the year ended December 31, 2014 in our Consolidated Statements of Operations, we would have incurred federal and state GAAP income taxes if we had failed to qualify as a REIT.
Summary of Real Estate Portfolio by Geographic Market
The following table summarizes our market information by major geographic markets as of and for the year ended December 31, 2014.

		As of December 31, 2014			Year Ended December 31, 2014
Same-Store Communities	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Monthly Income per Occupied Home (a)	Net Operating Income (in thousands)
West Region
San Francisco, CA	11	2,436	7.9%	$666,210	97.2%	$2,804	$60,730
Orange County, CA	10	3,290	7.3%	612,309	95.5%	1,752	47,990
Seattle, WA	9	1,727	5.4%	449,375	97.1%	1,732	24,812
Los Angeles, CA	3	642	3.0%	253,448	95.3%	2,409	12,159
Monterey Peninsula, CA	7	1,565	1.9%	161,635	95.8%	1,216	15,326
Other Southern California	4	875	1.7%	141,656	96.1%	1,550	10,938
Portland, OR	3	716	0.9%	73,811	97.6%	1,195	6,971
Mid-Atlantic Region
Metropolitan D.C.	13	4,313	10.6%	893,677	97.1%	1,818	62,261
Baltimore, MD	11	2,301	3.7%	309,894	96.6%	1,462	27,431
Richmond, VA	4	1,358	1.7%	139,538	96.5%	1,220	14,309
Norfolk, VA	4	846	0.6%	54,076	94.6%	1,047	6,520
Other Mid-Atlantic	1	168	0.2%	12,972	95.4%	1,021	1,241
Southeast Region
Tampa, FL	9	2,775	3.3%	275,354	96.6%	1,126	23,276
Orlando, FL	10	2,796	2.8%	238,375	96.7%	1,045	22,839
Nashville, TN	8	2,260	2.3%	191,393	97.5%	1,053	18,922
Other Florida	1	636	1.0%	81,316	96.5%	1,362	6,491
Northeast Region
New York, NY	2	700	5.0%	423,130	97.8%	3,711	23,280
Boston, MA	4	1,179	3.9%	323,420	96.3%	2,225	21,617
Southwest Region
Dallas, TX	8	2,725	3.5%	292,847	97.2%	1,130	22,657
Austin, TX	4	1,273	1.8%	147,873	97.1%	1,274	11,068
Total/Average Same-Store Communities	126	34,581	68.5%	5,742,309	96.7%	$1,573	440,838
Non Matures, Commercial Properties & Other	13	5,270	29.4%	2,463,318			115,580
Total Real Estate Held for Investment	139	39,851	97.9%	8,205,627			556,418
Real Estate Under Development (b)	—	—	2.1%	177,632			(97)
Total Real Estate Owned	139	39,851	100.0%	8,383,259			$556,321
Total Accumulated Depreciation				(2,434,772)
Total Real Estate Owned, Net of Accumulated Depreciation				$5,948,487

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.

(b)	As of December 31, 2014, the Company was developing one wholly-owned community with 369 apartment homes, which has not been completed.
We report in two segments: Same-Store Communities and Non-Mature Communities/Other.
Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2013 and held as of December 31, 2014. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for sale at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
Our Non-Mature Communities/Other segment represents those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.
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
We have a shelf registration statement filed with the Securities and Exchange Commission, or “SEC,” which provides for the issuance of an indeterminate amount of common stock, preferred stock, depositary shares, debt securities, guarantees of debt securities, warrants, subscription rights, purchase contracts and units to facilitate future financing activities in the public capital markets. Access to capital markets is dependent on market conditions at the time of issuance.
During 2014, the Company issued $300 million of 3.750% senior unsecured medium-term notes due July 1, 2024. Interest is payable semi-annually beginning on January 1, 2015. The notes were priced at 99.652% of the principal amount at issuance. We used the net proceeds to pay down borrowings outstanding on our $900 million unsecured credit facility and for general corporate purposes. The notes are fully and unconditionally guaranteed by the Operating Partnership.
In April 2012, the Company entered into a new equity distribution agreement, which was amended in July 2014, under which the Company could offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents. During the year ended December 31, 2014, the Company sold 3,410,433 shares of common stock through this program for aggregate gross proceeds of approximately $102.1 million at a weighted average price per share of $29.95. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $2.3 million, were approximately $99.8 million, which was primarily used to fund the Company's Steele Creek participating loan investment. As of December 31, 2014, we had 16,518,567 shares of common stock available for sale under the April 2012 program.
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

During 2015, we have approximately $196.6 million of secured debt maturing, inclusive of principal amortization, and $324.3 million of unsecured debt maturing. In January 2015, we paid off $325.2 million of 5.25% medium-term notes due January 2015 with borrowings under the Company’s $900 million unsecured revolving credit facility. We anticipate repaying the remaining debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from the dispositions of properties, or from borrowings under our credit agreements.
Statements of Cash Flow
The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012.
Operating Activities
For the year ended December 31, 2014, Net cash provided by/(used in) operating activities was $392.4 million compared to $339.9 million for 2013. The increase in cash flow from operating activities was primarily due to improved income from continuing operations and changes in operating assets and liabilities.

For the year ended December 31, 2013, Net cash provided by/(used in) operating activities was $339.9 million compared to $327.2 million for 2012. The increase in cash flow from operating activities is primarily due to improved income from continuing operations, partially offset by changes in operating assets and operating liabilities.
Investing Activities
For the year ended December 31, 2014, Net cash provided by/(used in) investing activities was $(293.7) million compared to $(123.2) million for 2013. The increase in cash used in investing activities is primarily related to increased acquisitions of real estate and investments in unconsolidated joint ventures, partially offset by increased proceeds from sales of real estate, lower spend on development and redevelopment, and repayment of notes receivable.

For the year ended December 31, 2013, Net cash provided by/(used in) investing activities was $(123.2) million compared to $(211.6) million in 2012. The change in investing activities was due to changes in the level of investment activities, which reflect our strategy as it relates to our investments in unconsolidated joint ventures and partnerships, acquisitions, dispositions, capital expenditures, and development activities, all of which are discussed in further detail throughout this Report.
Acquisitions

In 2014, the Company acquired a fully-entitled land parcel for future development located in Huntington Beach, California for $77.8 million, two communities located in Seattle, Washington and Kirkland, Washington with a total of 358 apartment homes for $45.5 million and $75.2 million, respectively, and a land parcel for future development located in Boston, Massachusetts for $32.2 million The four acquisitions during the year ended December 31, 2014 were accomplished through tax-deferred exchanges under Section 1031 of the Internal Revenue Code.

The Company did not acquire any real estate assets in 2013. During 2012, the Company acquired the remaining 80% ownership interests in two apartment communities (633 homes) located in Austin, Texas for $11.7 million from its joint venture partner. In addition, the Company also acquired two parcels of land for development in San Francisco, California and Boston, Massachusetts for a total purchase price of $77.2 million.
Capital Expenditures
Total capital expenditures, which in aggregate include recurring capital expenditures and major renovations, of $90.1 million or $2,274 per stabilized home were spent on all of our communities, excluding development and commercial properties, for the year ended December 31, 2014 as compared to $145.2 million or $3,537 per stabilized home for the prior year.
The decrease in total capital expenditures was primarily due to a decrease in major renovations of 65.8% or $60.6 million. Major renovations of $31.5 million or $796 per home were spent for the year ended December 31, 2014 as compared to $92.1 million or $2,244 per home for the prior year. The decrease is primarily attributable to our 27 Seventy Five Mesa

Verde project in Orange County, which incurred a full year of major renovation costs in 2013. The renovation project was completed in the second quarter of 2014.
The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under developments and commercial properties, for the years ended December 31, 2014 and 2013 (dollars in thousands):

				Per Home
	Year Ended December 31,			Year Ended December 31,
	2014	2013	% Change	2014	2013	% Change
Turnover capital expenditures	$12,160	$11,850	2.6%	$307	$288	6.6%
Asset preservation expenditures	31,761	30,857	2.9%	801	752	6.5%
Total recurring capital expenditures	43,921	42,707	2.8%	1,108	1,040	6.5%
Revenue-enhancing improvements	14,647	10,364	41.3%	370	253	46.2%
Major renovations	31,547	92,141	(65.8)%	796	2,244	(64.5)%
Total capital expenditures	$90,115	$145,212	(37.9)%	$2,274	$3,537	(35.7)%
Repair and maintenance expense	$31,288	$32,692	(4.3)%	$789	$796	(0.9)%
Average stabilized home count (a)	39,637	41,052
(a) Average number of homes is calculated based on the number of stabilized homes outstanding at the end of each month.
This table reports amounts capitalized during the year. Actual capital spending is impacted by the net change in capital expenditure accruals.
We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement. Recurring capital expenditures during 2015 are projected to be approximately $1,150 per home.
Real Estate Under Development and Redevelopment
At December 31, 2014, our development pipeline for one wholly-owned community totaled 369 homes with a budget of $217.7 million, in which we have a carrying value of $177.6 million. The estimated completion date for this community is in the second quarter of 2015. During 2014, we incurred $251.5 million for development costs, a decrease of $29.1 million from our 2013 level of $280.6 million.

The following wholly-owned projects were under development or recently completed as of December 31, 2014 (dollars in thousands):

	Location	Number of Apartment Homes	Completed Apartment Homes	Cost to Date	Budgeted Cost	Estimated Cost Per Home	Expected Completion Date
Projects Under Construction:
Pier 4	Boston, MA	369	—	$177,632	$217,700	$590	2Q2015
Completed Projects, Non-Stabilized:
DelRay Tower (a)(b)	Alexandria, VA	332	332	124,873	132,000	398	4Q2014
Beach & Ocean (c)	Huntington Beach, CA	173	173	51,038	51,900	300	4Q2014
Los Alisos	Mission Viejo, CA	320	320	87,180	87,500	273	1Q2014
Total completed projects		825	825	263,091	271,400	329
Total Projects		1,194	825	$440,723	$489,100	$410

(a) This project is held by the Operating Partnership.
(b) Formerly known as The Calvert.
(c) Formerly known as Beach Walk.

At December 31, 2014, the Company was redeveloping 708 apartment homes, 694 of which have been completed, at one wholly-owned community with 739 total apartment homes. During the year ended December 31, 2014, we incurred $31.5 million in major renovations, which include major structural changes and/or architectural revisions to existing buildings, a decrease of $60.6 million from our 2013 level of $92.1 million. The estimated completion date for this community is the second quarter of 2015.
At December 31, 2014, the following community was in redevelopment (dollars in thousands):

	Location	Number of Apartment Homes	Scheduled Redevelopment Homes	Completed Apartment Homes	Cost to Date	Budgeted Cost	Estimated Cost Per Home	Expected Completion Date
View 34 (a)	New York, NY	739	708	694	$83,778	$98,000	$138	2Q2015

(a) Formerly known as Rivergate.
Consolidated Joint Ventures

In December 2013, the Company consolidated its 95%/5% development joint ventures 13th and Market in San Diego, California and Domain College Park in Metropolitan, D.C. The consolidation was due to the Company becoming the managing partner of each of the joint ventures pursuant to amendments to the LLC Agreements. In connection with the amendments, our partner received equity distributions reducing its capital account balances to zero, the Company replaced our partner as the managing partner, and our partner no longer has the ability to substantively participate in the decision-making process, with only protective rights remaining. We accounted for the consolidations as asset acquisitions since the joint ventures were under development and not complete at the time of consolidation resulting in no gain or loss upon consolidation and increasing our real estate owned by $129.4 million and our debt owed by $63.6 million. In addition pursuant to the amendments, the Company paid a non-refundable deposit to our partner in January 2014 of $2.0 million for each joint venture, or $4.0 million in total, for the right to exercise options in 2014 to acquire our partner’s upside participation in the joint ventures. The non-refundable deposits were applied towards the total purchase price of approximately $24.7 million when the Company acquired 100% of the interest in the joint ventures in November 2014.

In December 2014, the Company sold a 49% interest in 13th and Market to MetLife for $54.2 million, resulting in a gain, net of tax, of $7.2 million. Additionally, the Company sold a 50% interest in a wholly owned land parcel to MetLife for $8.3 million, resulting in a loss, net of tax, of $2.2 million. As a result, the Company no longer controls these two joint ventures and they were deconsolidated by the Company in December 2014.

Unconsolidated Joint Ventures and Partnerships
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures and partnerships consisting of our proportionate share of the net earnings or losses of the joint ventures and partnerships.
The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net which are accounted for under the equity method of accounting as of December 31, 2014 and 2013 (dollars in thousands):

Joint Venture	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at	UDR’s Ownership Interest
2014	2014	2014	2013	2014	2013
Operating and development:
UDR/MetLife I (a)	Various	4 land parcels	—	$13,306	$47,497	15.7%	4.5%
UDR/MetLife II (a)	Various	21 operating communities	4,642	431,277	327,926	50.0%	50.0%
Other UDR/MetLife Joint Ventures (a)	Various	1 operating community, 3 development communities (b), 2 land parcels	1,282	134,939	36,313	50.6%	35.8%
UDR/MetLife Vitruvian Park® (c)	Addison, TX	3 operating communities, 6 land parcels	1,394	80,302	79,318	50.0%	50.0%
UDR/KFH (d)	Washington, D.C.	3 operating communities	660	21,596	25,919	30.0%	30.0%
Texas (e)	Texas	8 operating communities	3,359	(25,901)	(23,591)	20.0%	20.0%
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment	655,519	493,382

Location	Preferred Return	Years To Maturity	Investment at	Income From Participating Loan Investment For The Year Ended
Participating loan investment:	2014	2013	2014	2013	2012
Steele Creek (f)	Denver, CO	6.5%	2.8	62,707	14,273	$2,350	$156	$—

Total investment in and advances to unconsolidated joint ventures, net	$718,226	$507,655

(a)
In January 2012, the Company formed a joint venture with an unaffiliated third party to acquire 399 Fremont (land for future development) in San Francisco, California, which is included in Other UDR/MetLife Joint Ventures in the table above. At closing, UDR owned a noncontrolling interest of 92.5% in the joint venture. The Company’s total investment was $55.5 million, which consisted of its initial investment of $37.3 million and an option to exercise its right to acquire its partner’s 7.5% ownership interest in the joint venture. In October 2012, the Company exercised its option and paid $13.5 million. In January 2013, the Company subsequently acquired its partner’s 7.5% ownership interest for $4.7 million. In December 2013, the Company sold a 49% ownership interest to MetLife in the fully-entitled 399 Fremont land parcel for approximately $29.9 million. In conjunction with the sale, the Company formed a new unconsolidated real estate joint venture with MetLife, UDR/MetLife 399 Fremont, to develop a $318 million, 447-home, luxury high-rise tower on the site. Construction commenced in the first quarter 2014. As the Company recently acquired the 399 Fremont land parcel, the sale price was equivalent to the cost basis resulting in no gain or loss on the transaction. Under the terms of the partnership, the Company serves as the general partner with significant participating rights held by our partner, and has the ability to earn fees for development management, property management, asset management, and financing transactions. The UDR/MetLife 399 Fremont Joint Venture is accounted for under the equity method of accounting. Our initial investment was approximately $31.1 million.

In June 2013 and within UDR/MetLife I, the Company exchanged with MetLife its approximately 10% ownership interest in four operating communities and paid MetLife an additional $15.6 million in cash for an increased ownership interest of approximately 35% in two high-rise operating communities, bringing UDR's ownership interest in the two high-rise operating communities to 50% each. The two high-rise operating communities are located in Denver, Colorado and San Diego, California and were subsequently contributed to UDR/MetLife II. The four operating communities in which UDR exchanged its ownership interest are located in Washington D.C.; San Francisco, California; Dallas, Texas; and Charlotte, North Carolina. UDR continues to fee manage these four operating communities.
In March 2014, the Company sold its minority ownership interests in two operating communities located in Los Angeles, California to MetLife for cash proceeds of $3.0 million, which resulted in an immaterial gain. In April 2014, the Company increased its ownership interest in the remaining six operating communities in the UDR/MetLife I Joint Venture from 12% to 50%, and MetLife and the Company contributed the communities to the UDR/MetLife II Joint Venture. The Company paid MetLife $82.5 million for the additional ownership interests. The Company continues to fee manage the operating communities that were contributed to the UDR/MetLife II Joint Venture as well as the two operating communities in which it sold its minority ownership interests.
In July 2014, the Company increased the ownership interest in two land sites in UDR/Metlife I to 50.1% and formed individual asset joint ventures, which are included in Other UDR/MetLife Joint Ventures in the table above. The remaining 49.9% continues to be held by our joint venture partner MetLife. The Company paid MetLife approximately $21.5 million for the additional ownership interests.
In December 2014, the Company increased its ownership interest in one land site in the UDR/MetLife I Joint Venture to 50%. Additionally, the Company increased its ownership interest in another land site to 50.1%, which MetLife and the Company contributed to a separate joint venture and is included in Other UDR/MetLife Joint Ventures in the table above. The Company paid MetLife approximately $15.3 million for the additional ownership interests. As of December 31, 2014, the remaining assets in the UDR/MetLife I Joint Venture were comprised of three potential development land sites in which the Company has an average ownership interest of approximately 5% and one fully entitled land parcel in which the Company owns 50%.
In December 2014, the Company sold a 49% interest in 13th and Market located in San Diego, California to MetLife for gross proceeds of $54.2 million, resulting in a gain, net of tax, of $7.2 million and a 50% interest in 3033 Wilshire in Los Angeles, California, also to MetLife for gross proceeds of $8.3 million, resulting in a loss, net of tax, of $2.2 million.

(b)
The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes. As of December 31, 2014, no apartment homes had been completed in Other UDR/MetLife Joint Ventures.

(c)
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
(e) In November 2007, UDR and an unaffiliated third party formed a joint venture to own and operate 10 communities located in Texas. UDR contributed cash and property equal to 20% of the fair value of the joint venture. During the year ended December 31, 2012, the Company acquired the remaining 80% ownership interests in two communities in Austin, Texas for $11.7 million. The Company’s investment in the joint venture at December 31, 2014 and 2013 was net of deferred profits on the sale of depreciable properties to the joint venture of $23.9 million and $24.0 million, respectively.
In January 2015, the eight communities held by the Texas joint venture were sold, generating proceeds to UDR of $43.5 million. The Company recorded promote and fee income of approximately $9.6 million and a gain of approximately $59.1 million (including $24.2 million of previously deferred gains) in connection with the sale.

(f) In October 2013, the Company entered into a participating debt financing arrangement with a third party that is developing a $108 million, 218-home, high-rise luxury community located adjacent to the Cherry Creek Mall in Denver, Colorado. Under the agreement, UDR will finance up to 85%, or approximately $92.0 million, of the development cost at an interest rate of 6.5% per annum on the outstanding debt balance. In addition, the Company has the option to purchase the community upon completion of construction and has a 50% participating interest in the profit upon the acquisition of the community or sale to a third party. The Company accounts for the arrangement consistent with an investment in real estate under the equity method of accounting.

As of December 31, 2014, and 2013, our participating loan investment was $62.7 million and $14.3 million, respectively, which was included in Investment in and advances to unconsolidated joint ventures, net on the Consolidated Balance Sheets. We also recognized $2.4 million and $156,000 of income included in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations for the years ended December 31, 2014 and 2013, respectively.

Dispositions

During the year ended December 31, 2014, the Company recognized gains on the sale of real estate, net of tax, of $143.6 million. The Company sold nine communities consisting of a total of 2,500 apartment homes, an adjacent parcel of land, and one operating property for gross proceeds of $328.4 million, resulting in net proceeds of $324.4 million and a total gain, net of tax, of $138.6 million. The Company also sold 49% interest in a recently completed development for gross proceeds of $54.2 million, resulting in a gain, net of tax, of $7.2 million, and 50% interest in a land parcel for gross proceeds of $8.3 million, resulting in a loss, net of tax, of $2.2 million. A portion of the sale proceeds was designated for tax-deferred exchanges under Section 1031 of the Internal Revenue Code and was used to fund acquisitions of real estate as discussed above.

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

We plan to continue to pursue our strategy of exiting markets where long-term growth prospects are limited and redeploying capital to primary locations in markets we believe will provide the best investment returns.
Financing Activities
For the years ended December 31, 2014, 2013 and 2012, Net cash provided by/(used in) financing activities was $(113.7) million, $(198.6) million and ($116.0) million, respectively.
The following significant financing activities occurred during the year ended December 31, 2014:

•	repaid $81.0 million of secured debt;

•	repaid $184.0 million of 5.13% unsecured medium-term notes due January 2014;

•	repaid $128.5 million of 5.50% unsecured medium-term notes due April 2014;

•	issued $300.0 million of 3.750% senior unsecured medium-term notes due July 2024;

•	sold 3,410,433 shares of common stock for aggregate net proceeds of approximately $99.8 million after deducting related expenses;

•	net borrowings of $152.5 million under the Company’s $900 million unsecured revolving credit facility; and

•	paid distributions of $256.1 million to our common stockholders.
The following significant financing activities occurred during the year ended December 31, 2013:

•	issued $300 million of 3.70% senior unsecured medium-term notes due October 2020;

•	repaid $46.6 million of secured debt. The $46.6 million of secured debt included $42.2 million of mortgage payments and the repayment of $4.4 million of credit facilities;

•	repaid $122.5 million of 6.05% unsecured medium-term notes due June 2013; and

•	re-priced our $100 million and $250 million unsecured term notes from LIBOR plus 142.5 basis points to LIBOR plus 125 basis points, and extended the maturity dates from January 2016 to June 2018.
Credit Facilities
As of December 31, 2014, we have secured credit facilities with Fannie Mae with an aggregate commitment of $834.3 million, all of which was outstanding. The Fannie Mae credit facilities mature at various dates from May 2017 through July 2023, and bear interest at floating and fixed rates. The Company has $568.1 million of the funded balance fixed at a weighted average interest rate of 5.12% and the remaining balance of $266.2 million on these facilities had at a weighted average variable rate of 1.60% at December 31, 2014.

As of December 31, 2014, the Company has a $900 million unsecured revolving credit facility that matures in December 2017. The credit facility has a six month extension option and contains an accordion feature that allows us to increase the facility to $1.45 billion. Based on the Company’s current credit rating, the credit facility carries an interest rate equal to LIBOR plus a spread of 100 basis points and a facility fee of 15 basis points. As of December 31, 2014, we had $152.5 million of outstanding borrowings under the credit facility, leaving $747.5 million of unused capacity (excluding $1.9 million of letters of credit at December 31, 2014).

The Fannie Mae credit facilities and the bank unsecured revolving credit facility are subject to customary financial covenants and limitations. As of December 31, 2014, we were in compliance with all financial covenants under these credit facilities.
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $579.7 million in variable rate debt that is not subject to interest rate swap contracts as of December 31, 2014. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $6.9 million based on the average balance outstanding during the year.
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
The Company also utilizes derivative financial instruments to manage interest rate risk and generally designates these financial instruments as cash flow hedges. See Note 13, Derivatives and Hedging Activities, in the Notes to Consolidated Financial Statements included in this Report for additional discussion of derivate instruments.

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
Activities of our TRS include development and land entitlement. From time to time, we develop and subsequently sell a TRS property which results in a short-term use of funds that produces a profit that differs from the traditional long-term investment in real estate for REITs. We believe that the inclusion of these TRS gains in FFO is consistent with the standards established by NAREIT as the short-term investment is incidental to our main business. TRS gains on sales, net of taxes, are defined as net sales proceeds less a tax provision and the gross investment basis of the asset before accumulated depreciation.
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
Funds from Operations as Adjusted
FFO as Adjusted is defined as FFO excluding the impact of acquisition-related costs and other non-comparable items including, but not limited to, prepayment costs/benefits associated with early debt retirement, gains on sales of marketable securities and TRS property, deferred tax valuation allowance increases and decreases, casualty-related expenses and recoveries, severance costs and legal costs. Management believes that FFO as Adjusted is useful supplemental information regarding our operating performance as it provides a consistent comparison of our operating performance across time periods and allows investors to more easily compare our operating results with other REITs.
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
The following table outlines our reconciliation of Net Income/(Loss) Attributable to UDR, Inc. to FFO, FFO as Adjusted, and AFFO for the years ended December 31, 2014, 2013, and 2012 (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Net income/(loss) attributable to UDR, Inc.	$154,334	$44,812	$212,177
Distributions to preferred stockholders	(3,724)	(3,724)	(6,010)
Real estate depreciation and amortization, including discontinued operations	358,154	341,490	350,400
Noncontrolling interests	5,508	1,470	8,126
Real estate depreciation and amortization on unconsolidated joint ventures	42,133	33,180	32,531
Net (gain)/loss on the sale of depreciable property, excluding TRS	(144,703)	(40,450)	(243,805)
Premium on preferred stock redemption or repurchases, net	—	—	(2,791)
Funds from operations (“FFO”), basic	411,702	376,778	350,628
Distribution to preferred stockholders — Series E (Convertible)	3,724	3,724	3,724
FFO, diluted	$415,426	$380,502	$354,352
FFO per common share, basic	$1.58	$1.45	$1.41
FFO per common share, diluted	$1.56	$1.44	$1.40
Weighted average number of common shares and OP Units outstanding — basic	260,775	259,306	248,262
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	265,728	263,926	252,659

Impact of adjustments to FFO:
Acquisition-related costs/(fees), including joint ventures	$442	$(254)	$2,762
Costs/(benefit) associated with debt extinguishment and tender offer	192	178	(277)
Redemption of preferred stock	—	—	2,791
(Gain)/loss on sale of land	1,056	—	—
Net gain on prepayment of note receivable	(8,411)	—	—
Tax benefit associated with the conversion of certain TRS entities into REITs	(5,770)	—	—
Gain on sale of TRS property/marketable securities	—	(2,651)	(7,749)
Severance costs and other restructuring expense	—	—	733
Reversal of deferred tax valuation allowance	—	—	(21,530)
Casualty-related (recoveries)/charges, net	541	(9,665)	9,262
	$(11,950)	$(12,392)	$(14,008)

FFO as Adjusted, diluted	$403,476	$368,110	$340,344

FFO as Adjusted per common share, diluted	$1.52	$1.39	$1.35

Recurring capital expenditures	(43,921)	(42,707)	(42,249)
AFFO	$359,555	$325,403	$298,095

AFFO per common share, diluted	$1.35	$1.23	$1.18

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012 (shares in thousands):

	Year Ended December 31,
	2014	2013	2012
Weighted average number of common shares and OP Units outstanding — basic	260,775	259,306	248,262
Weighted average number of OP Units outstanding	(9,247)	(9,337)	(9,411)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	251,528	249,969	238,851

Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	265,728	263,926	252,659
Weighted average number of OP Units outstanding	(9,247)	(9,337)	(9,411)
Weighted average incremental shares from assumed conversion of stock options	—	(1,169)	(1,213)
Weighted average incremental shares from unvested restricted stock	—	(415)	(148)
Weighted average number of Series E preferred shares outstanding	(3,036)	(3,036)	(3,036)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	253,445	249,969	238,851
A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by/(used in) operating activities	$392,360	$339,902	$327,187
Net cash provided by/(used in) investing activities	(293,660)	(123,209)	(211,582)
Net cash provided by/(used in) financing activities	(113,725)	(198,559)	(115,993)

Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012, and includes the results of both continuing and discontinued operations for the periods presented.
Net Income/(Loss) Attributable to Common Stockholders
2014 -vs- 2013
Net income attributable to common stockholders was $150.6 million ($0.59 per diluted share) for the year ended December 31, 2014 as compared to net income of $41.1 million ($0.16 per diluted share) for the prior year. The increase in net income attributable to common stockholders for the year ended December 31, 2014 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	gains, net of tax, of $143.6 million on the sale of real estate during the year ended December 31, 2014. These gains consisted of:

•
the sale of nine communities with a total of 2,500 apartment homes, an adjacent parcel of land, and one operating property for gross proceeds of $328.4 million, resulting in a gain, net of tax, of approximately $138.6 million; and

•
the sale of 49% interest in a recently completed development for gross proceeds of $54.2 million, resulting in a gain, net of tax, of $7.2 million and 50% interest in a land parcel for gross proceeds of $8.3 million, resulting in a loss, net of tax, of $2.2 million.

•
an increase in total property net operating income (“NOI”) primarily due to higher occupancy and higher revenue per occupied home, and NOI from the homes placed in service related to development and redevelopment projects completed in 2014 and 2013, partially offset by the disposition of communities in 2014 and 2013.

This was partially offset by:

•
an increase in depreciation and amortization expense primarily from the homes placed in service related to development and redevelopment projects completed in 2014 and 2013, partially offset by a decrease from sold communities and fully depreciated assets; and

•
casualty-related recoveries in 2013 resulting from the effects of Hurricane Sandy on three of our New York City communities in 2012 (see Note 4, Real Estate Owned, in the Notes to the UDR Consolidated Financial Statements for more details);

2013 -vs- 2012
Net income attributable to common stockholders was $41.1 million ($0.16 per diluted share) for the year ended December 31, 2013 as compared to net income of $203.4 million ($0.85 per diluted share) for the prior year. The decrease in net income attributable to common stockholders for the year ended December 31, 2013 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	a decrease in net gains of $218.5 million on the sale of depreciable property related to the disposition of two communities in 2013 as compared to 21 communities in 2012; and

•	a decrease of $23.0 million in tax benefit primarily due to the reversal of our tax valuation allowance during 2012.

This was partially offset by:

•	an increase in total property NOI primarily due to higher occupancy and higher revenue per occupied home partially offset by the disposition of 21 communities in 2012;

•
casualty-related recoveries in 2013 resulting from the effects of Hurricane Sandy on three of our New York, New York communities in 2012 (see Note 16, Casualty-Related (Recoveries)/Charges, in the Notes to the UDR Consolidated Financial Statements included in this Report for more details);

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

Although the Company considers NOI a useful measure of a operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities as determined in accordance with GAAP. NOI excludes several income and expense categories as detailed in the reconciliation of NOI to Net income/(loss) attributable to UDR, Inc. below.

The following table summarizes the operating performance of our total property NOI (which includes discontinued operations) for each of the periods presented (dollars in thousands):

	Year Ended December 31, (a)			Year Ended December 31, (b)
	2014	2013	% Change	2013	2012	% Change
Same-Store Communities:
Same-store rental income	$630,966	$604,729	4.3%	$613,733	$584,999	4.9%
Same-store operating expense (c)	(190,128)	(185,512)	2.5%	(189,224)	(184,393)	2.6%
Same-store NOI	440,838	419,217	5.2%	424,509	400,606	6.0%

Non-Mature Communities/Other NOI:
Acquired communities NOI	17,788	14,997	18.6%	19,291	16,709	15.5%
Sold or held for sale communities NOI	14,108	28,662	(50.8)%	7,932	29,941	(73.5)%
Developed communities NOI	26,492	4,920	438.5%	4,846	(334)	(1,550.9)%
Redeveloped communities NOI	45,578	36,229	25.8%	44,991	42,026	7.1%
Commercial NOI and other	11,517	10,016	15.0%	12,472	15,252	(18.2)%
Total non-mature communities/other NOI	115,483	94,824	21.8%	89,532	103,594	(13.6)%

Total Property NOI	$556,321	$514,041	8.2%	$514,041	$504,200	2.0%

(a) Same-store consists of 34,581 apartment homes.
(b) Same-store consists of 35,790 apartment homes.
(c) Excludes depreciation, amortization, and property management expenses.
The following table is our reconciliation of total property NOI to Net income/(loss) attributable to UDR, Inc. as reflected, for both continuing and discontinued operations, for the periods presented (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Total property NOI	$556,321	$514,041	$504,200
Joint venture management and other fees	13,044	12,442	11,911
Property management	(22,142)	(20,780)	(20,465)
Other operating expenses	(8,271)	(7,136)	(5,718)
Real estate depreciation and amortization	(358,154)	(341,490)	(350,401)
General and administrative	(47,800)	(42,238)	(43,792)
Casualty-related recoveries/(charges), net	(541)	12,253	(8,495)
Other depreciation and amortization	(5,775)	(6,741)	(4,105)
Income/(loss) from unconsolidated entities	(7,006)	(415)	(8,579)
Interest expense	(130,454)	(126,083)	(138,792)
Interest and other income/(expense), net	11,837	4,681	2,703
Tax benefit/(provision), net	15,136	7,299	30,282
Gain/(loss) on sale of real estate owned, net of tax	143,647	40,449	251,554
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership	(5,511)	(1,530)	(7,986)
Net (income)/loss attributable to noncontrolling interests	3	60	(140)
Net income/(loss) attributable to UDR, Inc.	$154,334	$44,812	$212,177

Same -Store Communities
2014 -vs- 2013
Our same-store community properties (those acquired, developed, and stabilized prior to January 1, 2013 and held on December 31, 2014) consisted of 34,581 apartment homes and provided 79.2% of our total NOI for the year ended December 31, 2014.
NOI for our same-store community properties increased 5.2% or $21.6 million for the year ended December 31, 2014 compared to 2013. The increase in property NOI was attributable to a 4.3% or $26.2 million increase in property rental income, which was partially offset by a 2.5% or $4.6 million increase in operating expenses. The increase in revenues was primarily driven by a 3.5% or $20.2 million increase in rental rates and a 4.9% or $2.2 million increase in reimbursement and fee income. Physical occupancy increased 0.6% to 96.7% and total monthly income per occupied home increased by 3.8% to $1,573.
The increase in operating expenses was primarily driven by a 4.1% or $2.6 million increase in real estate tax caused by higher real estate valuations and a 15.5% or $1.3 million increase in insurance expense primarily caused by a higher volume of small claims.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 69.9% for the year ended December 31, 2014 as compared to 69.3% for 2013.
2013 -vs- 2012
Our same-store community properties (those acquired, developed, and stabilized prior to January 1, 2012 and held on December 31, 2013) consisted of 35,790 apartment homes and provided 82.6% of our total NOI for the year ended December 31, 2013.
NOI for our same-store community properties increased 6.0% or $23.9 million for the year ended December 31, 2013 compared to 2012. The increase in property NOI was attributable to a 4.9% or $28.7 million increase in property rental income, which was partially offset by a 2.6% or $4.8 million increase in operating expenses. The increase in revenues was primarily driven by a 4.0% or $22.7 million increase in rental rates and a 7.7% or $3.6 million increase in reimbursement and fee income. Physical occupancy increased 0.2% to 96.0% and total monthly income per occupied home increased by 4.7% to $1,488.
The increase in operating expenses was primarily driven by a 6.7% or $3.9 million increase in real estate tax and a 4.6% or $2.0 million increase in personnel costs, which was partially offset by a 4.2% or $1.3 million decrease in repair and maintenance expense.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 69.2% for the year ended December 31, 2013 as compared to 68.5% for 2012.
Non-Mature Communities/Other
2014 -vs- 2013
The remaining $115.5 million or 20.8% of our total NOI for the year ended December 31, 2014 was generated from our non-mature communities/other. UDR’s non-mature communities/other consist of communities that do not meet the criteria to be included in same-store communities, which includes communities developed or acquired, redevelopment properties, sold or held for sale properties, and non-apartment components of mixed use properties. NOI from non-mature communities/other increased by 21.8% or $20.7 million for the year ended December 31, 2014 compared to 2013. The increase was primarily driven by a increase in NOI of 438.5% or $21.6 million from development communities and 25.8% or $9.3 million from redevelopment communities completed in 2014 and 2013, which was partially offset by an decrease in NOI of 50.8% or $14.6 million from communities sold in 2014 and 2013.

2013 -vs- 2012

The remaining $89.5 million of our total NOI for the year ended December 31, 2013 was generated from our non-mature communities/other. NOI from non-mature communities decreased by 13.6% or $14.1 million for the year ended December 31, 2013 compared to 2012. The decrease was primarily driven by a decrease in NOI of 73.5% or $22.0 million from communities sold in 2012, partially offset by an increase in NOI of 1,550.9% or $5.2 million from development communities completed in 2013 and 2012 and an increase in NOI of 7.1% or $3.0 million from redeveloped communities completed in 2013 and 2012.
Real Estate Depreciation and Amortization
For the year ended December 31, 2014, real estate depreciation and amortization on both continuing and discontinued operations increased 4.9% or $16.7 million as compared to 2013. The increase in depreciation and amortization for the year ended December 31, 2014 was primarily due to homes delivered from our development and redevelopment communities, partially offset by a decrease from sold communities and fully depreciated assets.
For the year ended December 31, 2013, real estate depreciation and amortization on both continuing and discontinued operations decreased 2.5% or $8.9 million as compared to 2012. The decrease in depreciation and amortization for the year ended December 31, 2013 was primarily from the disposition of assets in 2012 and intangible assets related to in place leases acquired in 2012 and 2011 becoming fully amortized in 2012. The decrease was partially offset by the depreciation from developed and redeveloped units placed in service in 2013 and 2012.
General and Administrative
For the year ended December 31, 2014, general and administrative expense increased 13.2% or $5.6 million from 2013. The increase was primarily due to a $3.8 million increase in stock-based compensation expense under the long-term incentive plan and salary and benefit increases.
For the year ended December 31, 2013, general and administrative expense decreased 3.5% or $1.6 million from 2012. The decrease was primarily due to acquisition costs incurred in 2012.
Interest Expense
For the year ended December 31, 2014, interest expense increased by 3.5% or $4.4 million as compared to 2013. The increase in interest expense was primarily due lower capitalized interest from development and redevelopment activities.

For the year ended December 31, 2013, interest expense decreased 9.2% or $12.7 million as compared to 2012. The decrease in interest expense was primarily due to lower debt balances and lower interest rates and higher capitalized interest from development and redevelopment activities.

Tax Benefit/(Provision), Net

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

The Company recognized a Tax benefit/(provision), net of $15.1 million, $7.3 million and $30.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase from 2013 to 2014 is primarily attributable to a one-time benefit of $5.8 million related to the conversion of certain taxable REIT subsidiaries into REITs in 2014. The decrease from 2012 to 2013 was primarily attributable to the reversal of a $21.5 million net deferred tax asset valuation allowance in 2012. Prior to 2012, our TRS had a history of losses and, as a result, had historically recognized a valuation allowance for net deferred tax assets. Each quarter, the Company evaluates the need to retain all or a portion of the valuation allowance on its net deferred tax assets. In the first quarter of 2012, the Company determined that it is more likely than not that the deferred tax assets, including any remaining net operating losses, will be realized. In making this determination, the Company analyzed, among other things, its recent history of earnings, forecasts of future earnings from sales of depreciable property, and its cumulative earnings for the last twelve quarters.

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

Based on the claims filed and management’s estimates, the Company recognized a $9.0 million impairment charge for the damaged assets’ net book value and incurred $10.4 million of repair and cleanup costs during the year ended December 31, 2012. The impairment charge and the repair and cleanup costs incurred were reduced as of December 31, 2012 by $14.5 million of estimated insurance recovery, and were classified in Casualty-related (recoveries)/charges, net on the Consolidated Statements of Operations. During the year ended December 31, 2013, no material adjustments to the impairment charge and the repair and cleanup costs incurred were recognized. With the exception of one of the properties that is under redevelopment at December 31, 2013, the rehabilitation of the remaining two properties was substantially completed as of December 31, 2013 and was completed during 2014.
As of December 31, 2013, the Company had settled the Hurricane Sandy claims and received insurance proceeds in excess of the $14.5 million estimated insurance recovery receivable related to the impairment charge and the repair and cleanup costs incurred. As a result, the Company recognized a Casualty-related recovery of approximately $4.8 million and a casualty gain of approximately $654,000 for the year ended December 31, 2013. Both the recovery and casualty gain were classified in Casualty-related (recoveries)/charges, net on the Consolidated Statements of Operations.
Based on the claims filed and management’s estimates, the Company recognized $4.4 million of business interruption losses for the year ended December 31, 2012, of which $3.6 million were related to rent concession rebates provided to residents during the period the properties were uninhabitable and were classified in Casualty-related (recoveries)/charges, net on the Consolidated Statements of Operations, and $767,000 were related to rent that was not contractually receivable and were classified as a reduction to Rental income on the Consolidated Statements of Operations. As noted below, the Company recovered from the insurance carrier approximately $4.2 million of the $4.4 million of 2012 business interruption losses. The Company estimates that it incurred an additional $3.4 million of business interruption losses for the year ended December 31, 2013. As noted below, the Company recovered from the insurance carrier approximately $2.6 million of the $3.4 million of 2013 business interruption losses.
During the year ended December 31, 2013, the Company received approximately $6.8 million of insurance proceeds for recovery of business interruption losses. Of the $6.8 million of insurance proceeds received in 2013, $4.2 million related to recovery of business interruption losses incurred in 2012 and the remaining $2.6 million related to recovery of business interruption losses incurred in 2013. The $6.8 million of recovery was classified in Casualty-related (recoveries)/charges, net on the Consolidated Statements of Operations as of December 31, 2013.

During the year ended December 31, 2014, the Company recorded $541,000 of casualty-related losses due to property damage incurred during an earthquake and a storm in California, all of which are included in Casualty-related (recoveries)/charges, net on the Consolidated Statements of Operations.

Income/(Loss) from Unconsolidated Entities

For the years ended December 31, 2014, 2013 and 2012, we recognized losses from unconsolidated entities of $7.0 million, $415,000, and $8.6 million, respectively. These losses relate to our investments in unconsolidated joint ventures and partnerships and are included in Income/(loss) from unconsolidated entities on the UDR Consolidated Statements of Operations included in this Report. The increase in loss in 2014 as compared to 2013, as well as the decrease in loss in 2013 as compared to 2012, was primarily due to an $8.3 million gain ($5.3 million net of tax expense) on the sale of our 95% interest in the Lodge at Stoughton in 2013.

Interest and other income/(expense), net

For the years ended December 31, 2014, 2013 and 2012, we recognized Interest and other income/(expense), net of $11.9 million, $4.6 million, and $3.5 million, respectively. The increase in 2014 as compared to 2013 and 2012 was primarily attributable to the net gain of $8.4 million realized on the repayment of a note receivable in 2014.

Gain/(Loss) on Sale of Real Estate Owned, Net of Tax

During the year ended December 31, 2014, the Company recognized gains on the sale of real estate, net of tax, of $143.6 million. The Company sold nine communities consisting of a total of 2,500 apartment homes, an adjacent parcel of land, and one operating property for gross proceeds of $328.4 million, resulting in net proceeds of $324.4 million and a total gain, net of tax, of $138.6 million. The Company also sold 49% interest in a recently completed development for gross proceeds of $54.2 million, resulting in a gain, net of tax, of $7.2 million; and our 50% interest in a land parcel for gross proceeds of $8.3 million, resulting in a loss, net of tax, of $2.2 million. A portion of the sale proceeds was designated for tax-deferred exchanges under Section 1031 of the Internal Revenue Code and was used to fund acquisitions of real estate as discussed below.

Due to the Company’s adoption ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, effective January 1, 2014, these gains, net of tax, are included in Gain/(loss) on sale of real estate owned, net of tax on the UDR Consolidated Statements of Operations. See Note 2, Significant Accounting Policies, in the Notes to the UDR Consolidated Financial Statements included in this Report for additional information.

For the years ended December 31, 2013 and 2012, we recognized gains (before tax) of $41.9 million, and $260.4 million, respectively. These gains are included in Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations of UDR included in this Report. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period as well as the extent of gains related to specific properties sold.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, the majority of our leases are for a term of fourteen months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2014.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2014 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	2015	2016-2017	2018-2019	Thereafter	Total
Long-term debt obligations	$520,934	$644,155	$1,190,637	$1,227,379	$3,583,105
Interest on debt obligations (a)	125,037	200,454	135,239	114,451	575,181
Letters of credit	1,866	—	—	—	1,866
Unfunded commitments on:
Development projects (b)	40,068	—	—	—	40,068
Unconsolidated joint ventures (b) (c)	—	172,155	—	—	172,155
Redevelopment projects (b)	14,222	—	—	—	14,222
Participating loan investments (d)	29,302				29,302
Operating lease obligations:
Operating space	709	200	152	109	1,170
Ground leases (e)	5,412	10,824	10,824	313,735	340,795
	$737,550	$1,027,788	$1,336,852	$1,655,674	$4,757,864

(a)	Interest payments on variable rate debt instruments are based on each debt instrument’s respective year-end interest rate at December 31, 2014.

(b)	Any unfunded costs at December 31, 2014 are shown in the year of estimated completion.

(c)	Represents UDR’s contributed and remaining equity commitment in unconsolidated joint ventures.

(d)	Represents UDR’s remaining participating loan commitment for Steele Creek.

(e)
For purposes of our ground lease contracts, the Company uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a reset provision based on the communities appraised value or consumer price index but does not included a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term.

During 2014, we incurred gross interest costs of $150.7 million, of which $20.2 million was capitalized.

UNITED DOMINION REALTY, L.P.:
Business Overview
United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”) is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At December 31, 2014, the Operating Partnership’s real estate portfolio included 68 communities located in nine states and the District of Columbia with a total of 20,814 apartment homes.
As of December 31, 2014, UDR owned 110,883 units of our general limited partnership interests and 174,002,342 units of our limited partnership interests (the “OP Units”), or approximately 95.0% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this section of this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries. We refer to our General Partner together with its consolidated subsidiaries (including us) and the General Partner’s consolidated joint ventures as “UDR” or the “General Partner.”

UDR is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in September 2003. At December 31, 2014, the General Partner’s consolidated real estate portfolio included 139 communities located in 10 states and the District of Columbia with a total of 39,851 apartment homes. In addition, the General Partner had an ownership interest in 36 communities with 10,055 completed apartment homes through unconsolidated operating communities.
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

In addition, we capitalize costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. As each home in a capital project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization on the related portion. The costs capitalized are reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. Amounts capitalized during the years ended December 31, 2014, 2013, and 2012, were $4.9 million, $8.4 million, and $5.8 million, respectively.

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

Summary of Real Estate Portfolio by Geographic Market

The following table summarizes our market information by major geographic markets as of and for the year ended December 31, 2014.

		As of December 31, 2014			Year Ended December 31, 2014
Same-Store Communities	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Monthly Income per Occupied Home (a)	Net Operating Income (in thousands)
West Region
San Francisco, CA	9	2,185	13.3%	$560,828	96.4%	$2,671	$52,012
Orange County, CA	8	2,935	12.3%	522,264	94.8%	1,721	42,097
Seattle, WA	5	932	5.0%	213,135	97.1%	1,540	11,989
Los Angeles, CA	2	344	2.5%	108,080	94.4%	2,179	5,646
Monterey Peninsula, CA	7	1,565	3.8%	161,635	93.7%	1,243	15,325
Other Southern California	3	635	2.6%	109,741	94.9%	1,658	8,349
Portland, OR	3	716	1.7%	73,811	96.8%	1,204	6,970
Mid-Atlantic Region
Metropolitan D.C.	7	2,378	13.2%	561,052	96.4%	1,909	35,342
Baltimore, MD	5	994	3.6%	152,041	87.8%	1,558	11,297
Southeast Region
Tampa, FL	3	1,154	2.8%	117,260	96.3%	1,192	10,336
Nashville, TN	6	1,612	3.2%	134,852	97.0%	1,029	12,988
Other Florida	1	636	1.9%	81,316	95.4%	1,378	6,491
Northeast Region
New York, NY	1	493	6.3%	268,662	96.9%	3,528	16,193
Boston, MA	2	833	4.2%	178,607	96.3%	1,855	12,737
Southwest Region
Dallas, TX	2	1,348	4.5%	189,458	95.6%	1,410	14,020
Austin, TX	1	250	1.0%	39,538	96.2%	1,653	2,801
Total/Average Same-Store Communities	65	19,010	81.9%	3,472,280	95.4%	$1,713	264,593
Non Matures, Commercial Properties & Other	3	1,804	18.1%	766,490			35,720
Total Real Estate Owned	68	20,814	100%	4,238,770			$300,313
Total Accumulated Depreciation				(1,403,303)
Total Real Estate Owned, Net of Accumulated Depreciation				$2,835,467

(a)	Monthly Income per Occupied Home represents total revenues divided by the product of occupancy and the number of mature apartment homes.
We report in two segments: Same-Store Communities and Non-Mature Communities/Other.
Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2013 and held as of December 31, 2014. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for sale at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
Our Non-Mature Communities/Other segment represents those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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
As of December 31, 2014, the Operating Partnership had approximately $193.0 million of principal payments on secured debt maturing in 2015. We anticipate that we will repay that debt with operating cash flows or proceeds from borrowings allocated to us under our General Partner’s credit agreements. The repayment of debt will be recorded as an offset to the Advances (to)/from General Partner.
Statements of Cash Flows
The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012.
Operating Activities
For the year ended December 31, 2014, Net cash provided by/(used in) operating activities was $208.0 million compared to $208.3 million for 2013. The increase in cash flow due to improved income from continuing operations was offset by changes in operating assets and liabilities.

For the year ended December 31, 2013, Net cash provided by/(used in) operating activities was $208.3 million compared to $201.1 million for 2012. The increase in net cash flow from operating activities was primarily due to an increase in property net operating income from our apartment community portfolio and changes in operating assets and operating liabilities.
Investing Activities
For the year ended December 31, 2014, Net cash provided by/(used in) investing activities was $(46.7) million compared to $(64.0) million for 2013. The decrease in cash used in investing activities was primarily related to lower spend on development and redevelopment.
For the year ended December 31, 2013, Net cash provided by/(used in) investing activities was $(64.0) million compared to $4.3 million for 2012. Changes in the level of investment activities from period to period reflect our strategy as it relates to acquisitions, dispositions, development, redevelopment, and capital expenditures.

Disposition of Investments
During the year ended December 31, 2014 the Operating Partnership sold one community and an adjacent parcel of land in San Diego, California for gross proceeds of $48.7 million, resulting in a $24.4 million gain and net proceeds of $47.9 million. The Operating Partnership also recorded gains of $39.2 million in connection with UDR’s sale of two communities in Tampa, Florida and Los Angeles, California, which were previously deferred. The total gains of $63.6 million were included in Gain/(loss) on sale of real estate owned on the Consolidated Statements of Operations.
In 2013, the Operating Partnership sold two apartment communities in the Sacramento market, consisting of 914 apartment homes for gross proceeds of $81.1 million. The Operating Partnership recognized a gain of $41.5 million, which is included in Income/(loss) from discontinued operations on the Operating Partnership’s Consolidated Statements of Operations. Proceeds were used primarily to fund development and redevelopment activity and reduce debt.
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
Financing Activities
For the year ended December 31, 2014, Net cash provided by/(used in) financing activities was $(162.8) million compared to $(145.3) million for 2013. The increase in cash used in financing activities was primarily due to increased advances to the General Partner, partially offset by decreased payments on secured debt and proceeds from the issuance of secured debt.

For the year ended December 31, 2013, Net cash provided by/(used in) financing activities was $(145.3) million compared to $(203.3) million for 2012. The decrease in cash used in financing activities was primarily due to a decrease in payments on secured debt, a decrease in advances from the General Partner, and a decrease in proceeds from the issuance of secured debt.
Credit Facilities
As of December 31, 2014, an aggregate commitment of $526.6 million of the General Partner's secured credit facilities with Fannie Mae was allocated to the Operating Partnership based on the ownership of the assets securing the debt. The entire commitment was outstanding at December 31, 2014. The Fannie Mae credit facilities mature at various dates from May 2017 through July 2023 and bear interest at floating and fixed rates. At December 31, 2014, $333.8 million of the outstanding balance was fixed at a weighted average interest rate of 4.90% and the remaining balance of $192.8 million on these facilities had a weighted average variable interest rate of 1.83%. During 2013, the General Partner reallocated an additional $13.7 million of the Fannie Mae credit facilities to the Operating Partnership.
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility, with an aggregate borrowing capacity of $900 million, $250 million of term notes due June 2018, $100 million of term notes due June 2018, $300 million of medium-term notes due June 2018, $300 million of medium-term notes due October 2020, $400 million of medium-term notes due January 2022, and $300 million of medium-term notes due July 2024. As of December 31, 2014, there were $152.5 million outstanding borrowings under the unsecured credit facility. As of December 31, 2013, there was no outstanding balance under the unsecured credit facility.
The credit facilities are subject to customary financial covenants and limitations.
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $219.8 million in variable rate debt that is not subject to interest rate swap contracts as of December 31, 2014. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $2.2 million based on the balance at December 31, 2014.
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
Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012, and includes the results of both continuing and discontinued operations for the periods presented.
Net Income(Loss) Attributable to OP Unitholders
2014 -vs- 2013
Net income/(loss) attributable to OP unitholders was $96.2 million ($0.53 per OP Unit) for the year ended December 31, 2014 as compared to $73.4 million ($0.40 per OP Unit) for the the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•
the Operating Partnership sold one community and an adjacent parcel of land in San Diego, California for gross proceeds of $48.7 million, resulting in a $24.4 million gain and net proceeds of $47.9 million. The Operating Partnership also recorded gains of $39.2 million in connection with UDR’s sale of two communities in Tampa, Florida and Los Angeles, California, which were previously deferred;

•
an increase in total property net operating income (“NOI”) primarily due to higher occupancy and higher revenue per occupied home, and NOI from the homes placed in service related to development and redevelopment projects completed in 2014 and 2013, partially offset by the disposition of communities in 2014 and 2013.

This was partially offset by:

•
casualty-related recoveries in 2013 resulting from the effects of Hurricane Sandy on two of our New York City communities in 2012 (see Note 13, Casualty-Related (Recoveries)/Charges, in the Notes to the Operating Partnership’s Consolidated Financial Statements for more details).

2013 -vs- 2012
Net income/(loss) attributable to OP unitholders was $73.4 million ($0.40 per OP Unit) for the year ended December 31, 2013 as compared to $44.0 million ($0.24 per OP Unit) for the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	an increase in total property NOI primarily due to higher occupancy and higher revenue per occupied home, partially offset by a decrease in NOI due to the disposition of four communities in 2012;

•
a decrease in depreciation and amortization expense primarily from the disposition of assets in 2012, partially offset by the depreciation from developed or redeveloped units placed in service in 2013 and 2012;

•
casualty-related recoveries in 2013 resulting from the effects of Hurricane Sandy on two of our New York, New York communities in 2012 (see Note 13, Casualty-Related (Recoveries)/Charges, in the Notes to the Operating Partnership’s Consolidated Financial Statements included in this Report for more details); and

•	a decrease in interest expense due to lower average debt balances, lower average interest rates, and higher capitalized interest from development and redevelopment activities.
This was partially offset by:

•	a decrease in net gains of $9.6 million on the sale of depreciable properties related to the disposition of two communities in 2013 as compared to four communities in 2012.

Apartment Community Operations
Our net income results primarily from NOI generated from the operation of our apartment communities. The Operating Partnership defines NOI, which is a non-GAAP financial measure, as rental income less direct property rental expenses. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI is property management expense which is calculated as 2.75% of property revenue to cover regional supervision and accounting costs related to consolidated property operations and land rent.

Although the Company considers NOI a useful measure of a operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities as determined in accordance with GAAP. NOI excludes several income and expense categories as detailed in the reconciliation of NOI to Net income/(loss) attributable to OP unitholders below.
The following table summarizes the operating performance of our total portfolio (which includes discontinued operations) for the years ended December 31, 2014, 2013, and 2012 (dollars in thousands):

	Year Ended December 31, (a)			Year Ended December 31, (b)
	2014	2013	% Change	2013	2012	% Change
Same-Store Communities:
Same-store rental income	$372,818	$355,585	4.8%	$344,525	$327,877	5.1%
Same-store operating expense (c)	(108,225)	(106,228)	1.9%	(103,252)	(99,944)	3.3%
Same-store NOI	264,593	249,357	6.1%	241,273	227,933	5.9%

Non-Mature Communities/Other NOI:
Acquired communities NOI	16,417	14,998	9.5%	14,997	14,160	5.9%
Sold communities NOI	11	8,671	(99.9)%	5,581	10,296	(45.8)%
Developed communities NOI	(603)	(17)	3,447.1%	(17)	(2)	750.0%
Redeveloped communities NOI	14,245	10,084	41.3%	18,848	20,093	(6.2)%
Commercial NOI and other	5,650	4,442	27.2%	6,853	9,058	(24.3)%
Total non-mature communities/other NOI	35,720	38,178	(6.4)%	46,262	53,605	(13.7)%

Total Property NOI	$300,313	$287,535	4.4%	$287,535	$281,538	2.1%

(a)	Same-store consists of 19,010 apartment homes.

(b)	Same-store consists of 18,616 apartment homes.

(c)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of total property NOI to Net income/(loss) attributable to OP unitholders as reflected, for both continuing and discontinued operations, for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Total property NOI	$300,313	$287,535	$281,538
Property management	(11,622)	(11,298)	(11,019)
Other operating expenses	(5,172)	(5,728)	(5,272)
Real estate depreciation and amortization	(179,176)	(181,302)	(195,051)
General and administrative	(28,541)	(24,808)	(26,204)
Casualty-related recoveries/(charges), net	(541)	8,083	(5,518)
Interest expense	(41,717)	(36,058)	(45,234)
Gain/(loss) on sale of real estate owned	63,635	41,518	51,094
Net (income)/loss attributable to noncontrolling interests	(952)	(4,566)	(352)
Net income/(loss) attributable to OP unitholders	$96,227	$73,376	$43,982
Same-Store Communities
2014 -vs- 2013
Our same-store community properties (those acquired, developed, and stabilized prior to January 1, 2013 and held on December 31, 2014) consisted of 19,010 apartment homes and provided 88.1% of our total NOI for the year ended December 31, 2014.
NOI for our same-store community properties increased 6.1% or $15.2 million for the year ended December 31, 2014 compared to 2013. The increase in property NOI was primarily attributable to a 4.8% or $17.2 million increase in property rental income, which was partially offset by a 1.9% or $2.0 million increase in operating expenses. The increase in revenues was primarily driven by a 3.7% or $12.8 million increase in rental rates and a 4.0% or $1.1 million increase in reimbursement and fee income. Physical occupancy increased 0.2% to 95.4% and total monthly income per occupied home increased by 4.6% to $1,713 for the year ended December 31, 2014 compared to 2013.
The increase in operating expenses was primarily driven by a 4.2% or $1.5 million increase in real estate tax caused by higher real estate valuations and a 18.7% or $810,000 increase in insurance expense primarily caused by a higher volume of small claims, which was partially offset by a 2.3% or $367,000 decrease in repairs and maintenance costs.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 71.0% for the year ended December 31, 2014 as compared to 70.0% for 2013.
2013 -vs- 2012
Our same-store community properties (those acquired, developed, and stabilized prior to January 1, 2012 and held on December 31, 2013) consisted of 18,616 apartment homes and provided 83.9% of our total NOI for the year ended December 31, 2013.
NOI for our same-store community properties increased 5.9% or $13.3 million for the year ended December 31, 2013 compared to 2012. The increase in property NOI was primarily attributable to a 5.1% or $16.6 million increase in property rental income, which was partially offset by a 3.3% or $3.3 million increase in operating expenses. The increase in revenues was primarily driven by a 4.3% or $13.7 million increase in rental rates and a 6.8% or $1.8 million increase in reimbursement and fee income. Physical occupancy increased 0.2% to 95.8% and total monthly income per occupied home increased by 4.8% to $1,609 for the year ended December 31, 2013 compared to 2012.
The increase in operating expenses was primarily driven by a 7.0% or $2.3 million increase in real estate tax and a 5.2% or $1.2 million increase in personnel costs, which was partially offset by a 3.1% or $502,000 decrease in repairs and maintenance costs.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 70.0% for the year ended December 31, 2013 as compared to 69.5% for 2012.

Non-Mature Communities/Other
2014 -vs- 2013
The remaining $35.7 million or 11.9% of our total NOI during the year ended December 31, 2014 was generated from our non-mature communities/other. The Operating Partnership’s non-mature communities/other consist of communities that do not meet the criteria to be included in same-store communities, which includes communities developed or acquired, redevelopment properties, sold properties, and non-apartment components of mixed use properties. NOI from non-mature communities/other decreased 6.4% or $2.5 million for the year ended December 31, 2014 compared to 2013. The decrease was primarily driven by a decrease in NOI of 99.9% or $8.7 million from properties sold during 2014 and 2013, which was partially offset by an increase in NOI of 27.2% or $1.2 million from commercial/other properties, and an increase of 41.3% or $4.2 million from redevelopment properties.
2013 -vs- 2012
The remaining $46.3 million or 16.1% of our total NOI during the year ended December 31, 2013 was generated from our non-mature communities/other. The Operating Partnership’s non-mature communities/other consist of communities that do not meet the criteria to be included in same-store communities, which includes communities developed or acquired, redevelopment properties, sold properties, and non-apartment components of mixed use properties. NOI from non-mature communities/other decreased 13.7% or $7.3 million for the year ended December 31, 2013 compared to 2012. The decrease was primarily driven by a decrease in NOI of 45.8% or $4.7 million from properties sold during 2013 and 2012, a decrease in NOI of 24.3% or $2.2 million from commercial/other properties, and a decrease of 6.2% or $1.2 million from redevelopment properties.

Real Estate Depreciation and Amortization
For the year ended December 31, 2014, real estate depreciation and amortization from continuing and discontinued operations decreased by 1.2% or $2.1 million as compared to 2013. The decrease in depreciation and amortization for the year ended December 31, 2014 was primarily from disposition of assets in 2014 and 2013, partially offset by the depreciation from developed and redeveloped units placed in service in 2014 and 2013.
For the year ended December 31, 2013, real estate depreciation and amortization from continuing and discontinued operations decreased by 7.0% or $13.7 million as compared to 2012. The decrease in depreciation and amortization for the year ended December 31, 2013 was primarily from the disposition of assets in 2012.

Casualty-Related Recoveries/(Charges), Net

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

Based on the claims filed and management’s estimates, the Operating Partnership recognized a $7.1 million impairment charge for the damaged assets’ net book value and incurred $7.0 million of repair and cleanup costs during the year ended December 31, 2012. The impairment charge and the repair and cleanup costs incurred were reduced as of December 31, 2012 by $10.8 million of estimated insurance recovery, and were classified in Casualty-related (recoveries)/charges, net on the Consolidated Statements of Operations. During the year ended December 31, 2013, no material adjustments to the impairment charge and the repair and cleanup costs incurred were recognized. The rehabilitation of these two properties was substantially completed as of December 31, 2013.
As of December 31, 2013, the Operating Partnership had settled the Hurricane Sandy claims and received insurance proceeds in excess of the $10.8 million estimated insurance recovery receivable related to the impairment charge and the repair and cleanup costs incurred. As a result, the Company recognized a Casualty-related recovery of approximately $3.3 million and a casualty gain of approximately $582,000 for the year ended December 31, 2013. Both the recovery and casualty gain were classified in Casualty-related (recoveries)/charges, net on the Consolidated Statements of Operations.

Based on the claims filed and management’s estimates, the Operating Partnership recognized $2.2 million of business interruption losses for the year ended December 31, 2012, of which $1.8 million were related to rent concession rebates provided to residents during the period the properties were uninhabitable and were classified in Casualty-related (recoveries)/charges, net on the Consolidated Statements of Operations, and $400,000 were related to rent that was not contractually receivable and were classified as a reduction to Rental income on the Consolidated Statements of Operations. The Company estimates that it incurred an additional $2.1 million of business interruption losses for the year ended December 31, 2013. As noted, the Company settled the Hurricane Sandy claims as of December 31, 2013.
During the year ended December 31, 2013, the Operating Partnership received approximately $4.2 million of insurance proceeds for recovery of business interruption losses. Of the $4.2 million of insurance proceeds received during the year ended December 31, 2013, $2.1 million related to recovery of business interruption losses incurred in 2012 and the remaining $2.1 million related to recovery of business interruption losses incurred in 2013. The $4.2 million of recovery was included in Casualty-related (recoveries)/charges, net on the Operating Partnership’s Consolidated Statements of Operations.
During the year ended December 31, 2014, the Company recorded $541,000 of casualty-related losses due to property damage incurred during an earthquake and a storm in California, all of which are included in Casualty-related (recoveries)/charges, net on the Consolidated Statements of Operations.

Interest Expense

For the year ended December 31, 2014, interest expense increased by 15.7% or $5.7 million as compared to 2013, which was primarily due to lower portion of interest capitalized in 2014 as a result of completed developments, partially offset by a decrease in interest expense due to replacement of debt at lower rates.

For the year ended December 31, 2013, interest expense decreased by 20.3% or $9.2 million as compared to 2012, which was primarily due to lower portion of interest capitalized in 2013 as a result of completed developments, partially offset by a decrease in interest expense due to replacement of debt at lower rates.

Gain/(Loss) on the Sale of Real Estate Owned

For the year ended December 31, 2014, the Operating Partnership sold one community and an adjacent parcel of land in San Diego, California for gross proceeds of $48.7 million, resulting in a $24.4 million gain and net proceeds of $47.9 million. The Operating Partnership also recorded gains of $39.2 million in connection with UDR’s sale of two communities in Tampa, Florida and Los Angeles, California, which were previously deferred.
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
For the years ended December 31, 2013, and 2012, we recognized gains on sale of depreciable property of $41.5 million, and $51.1 million, respectively. These gains are included in Income/(loss) from discontinued operations on the Operating Partnership’s Consolidated Statements of Operations included in this Report. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period as well as the extent of gains related to specific properties sold.

Net (Income)/Loss Attributable to Noncontrolling Interests

For the year ended December 31, 2014, net income attributable to noncontrolling interests was $952,000 as compared to $4.6 million for 2013. The decrease of $3.6 million was primarily due to the Operating Partnership correcting an error in the General Partner’s ownership interest in one of the consolidated subsidiaries resulting in a cumulative adjustment recorded in 2013 of $3.3 million. Management believes the impact of the cumulative adjustment in 2013 is immaterial to the financial statements taken as a whole.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2014.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2014 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	2015	2016-2017	2018-2019	Thereafter	Total
Long-term debt obligations	$193,003	$154,455	$384,992	$199,509	$931,959
Interest on debt obligations (a)	40,906	49,287	33,497	11,132	134,822
Operating lease obligations — ground leases (b)	5,308	10,616	10,616	313,648	340,188
	$239,217	$214,358	$429,105	$524,289	$1,406,969

(a)	Interest payments on variable rate debt instruments are based on each debt instrument’s respective year-end interest rate at December 31, 2014.

(b)
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

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, which is the sole General Partner of the Operating Partnership, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.
Management’s Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 for the Company and the Operating Partnership. Under the supervision and with the participation of the management, the Chief Executive Officer and Chief Financial Officer of the Company, which is the sole General Partner of the Operating Partnership, conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (2013 Framework) (COSO). Based on such evaluation, management concluded that the Company’s and the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2014.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Report, has audited UDR, Inc.’s internal control over financial reporting as of December 31, 2014. The report of Ernst & Young LLP, which expresses an unqualified opinion on UDR, Inc.’s internal control over financial reporting as of December 31, 2014, is included under the heading “Report of Independent Registered Public Accounting Firm” of UDR, Inc. contained in this Report. Further, an attestation report of the registered public accounting firm of United Dominion Realty, L.P. will not be required as long as United Dominion Realty, L.P. is a non-accelerated filer.
Changes in Internal Control Over Financial Reporting
There have not been any changes in either the Company’s or the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fourth fiscal quarter to which this Report relates that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of either the Company or the Operating Partnership.

Item 9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the information set forth under the headings “Proposal No. 1 - Election of Directors,” “Corporate Governance Matters,” “Audit Committee Report,” “Corporate Governance Matters-Board Leadership Structure and Committees-Audit Committee Financial Expert,” “Corporate Governance Matters-Identification and Selection of Nominees for Directors,” “Corporate Governance Matters-Board of Directors and Committee Meetings,” “Executive Officers” and “Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance” in UDR, Inc.’s definitive proxy statement (our “definitive proxy statement”) for its 2015 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.
We have a code of ethics for senior financial officers that applies to our principal executive officer, all members of our finance staff, including the principal financial officer, the principal accounting officer, the treasurer and the controller, our director of investor relations, our corporate secretary, and all other Company officers. We also have a code of business conduct and ethics that applies to all of our employees. Information regarding our codes is available on our website, www.udr.com, and is incorporated by reference to the information set forth under the heading “Corporate Governance Matters” in our definitive proxy statement for UDR’s 2015 Annual Meeting of Stockholders. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of our codes by posting such amendment or waiver on our website.

Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Board Leadership Structure and Committees-Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation of Directors” and “Compensation Committee Report” in the definitive proxy statement for UDR’s 2015 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” and “Executive Compensation - Equity Compensation Plan Information” in the definitive proxy statement for UDR’s 2015 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Corporate Governance Overview,” “Corporate Governance Matters-Director Independence,” “Corporate Governance Matters-Board Leadership Structure and Committees-Independence of the Audit, Compensation and Governance Committees,” and “Executive Compensation” in the definitive proxy statement for UDR’s 2015 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership. Information regarding related party transactions between UDR and the Operating Partnership is presented in Note 6, Related Party Transactions, of the Consolidated Financial Statements of United Dominion Realty, L.P. referenced in Part IV, Item 15(a) of this Report.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the information set forth under the headings “Audit Matters-Audit Fees” and “Audit Matters-Pre-Approval Policies and Procedures” in the definitive proxy statement for UDR’s 2015 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

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

UDR, Inc.
Date:	February 24, 2015	By:	/s/ Thomas W. Toomey
Thomas W. Toomey
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 24, 2015 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey	/s/ Katherine A. Cattanach
Thomas W. Toomey	Katherine A. Cattanach
Chief Executive Officer, President, and Director (Principal Executive Officer)	Director

/s/ Thomas M. Herzog	/s/ Eric J. Foss
Thomas M. Herzog	Eric J. Foss
Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Director

/s/ Mark A. Schumacher	/s/ Robert P. Freeman
Mark A. Schumacher	Robert P. Freeman
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	Director

/s/ James D. Klingbeil	/s/ Jon A. Grove
James D. Klingbeil	Jon A. Grove
Chairman of the Board	Director

/s/ Lynne B. Sagalyn	/s/ Robert A. McNamara
Lynne B. Sagalyn	Robert A. McNamara
Vice Chair of the Board	Director

/s/ Mark R. Patterson
Mark R. Patterson
Director

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED DOMINION REALTY, L.P. By: UDR, Inc., its sole general partner
Date:	February 24, 2015	By:	/s/ Thomas W. Toomey
Thomas W. Toomey
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 24, 2015 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey	/s/ Katherine A. Cattanach
Thomas W. Toomey	Katherine A. Cattanach
Chief Executive Officer, President, and	Director of the General Partner
Director of the General Partner (Principal Executive Officer)

/s/ Thomas M. Herzog	/s/ Eric J. Foss
Thomas M. Herzog	Eric J. Foss
Senior Vice President and Chief Financial	Director of the General Partner
Officer of the General Partner (Principal Financial Officer)

/s/ Mark A. Schumacher	/s/ Robert P. Freeman
Mark A. Schumacher	Robert P. Freeman
Senior Vice President and Chief Accounting	Director of the General Partner
Officer of the General Partner (Principal Accounting Officer)

/s/ James D. Klingbeil	/s/ Jon A. Grove
James D. Klingbeil	Jon A. Grove
Chairman of the Board of the General Partner	Director of the General Partner

/s/ Lynne B. Sagalyn	/s/ Robert A. McNamara
Lynne B. Sagalyn	Robert A. McNamara
Vice Chair of the Board of the General Partner	Director of the General Partner

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of UDR, Inc.

We have audited the accompanying consolidated balance sheets of UDR, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income/(loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UDR, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), UDR, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 24, 2015 expressed an unqualified opinion thereon.

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company changed its reporting of discontinued operations as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.

/s/ Ernst & Young LLP

Denver, Colorado
February 24, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of UDR, Inc.

We have audited UDR, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). UDR, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, UDR, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UDR, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income/(loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 24, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
February 24, 2015

UDR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
Real estate owned:
Real estate held for investment	$8,205,627	$7,723,844
Less: accumulated depreciation	(2,434,772)	(2,200,815)
Real estate held for investment, net	5,770,855	5,523,029
Real estate under development (net of accumulated depreciation of $0 and $1,411, respectively)	177,632	466,002
Real estate sold or held for disposition (net of accumulated depreciation of $0 and $6,568, respectively)	—	10,152
Total real estate owned, net of accumulated depreciation	5,948,487	5,999,183
Cash and cash equivalents	15,224	30,249
Restricted cash	22,340	22,796
Deferred financing costs, net	22,686	26,924
Notes receivable, net	14,369	83,033
Investment in and advances to unconsolidated joint ventures, net	718,226	507,655
Other assets	105,202	137,882
Total assets	$6,846,534	$6,807,722

LIABILITIES AND EQUITY
Liabilities:
Secured debt	$1,361,529	$1,442,077
Unsecured debt	2,221,576	2,081,626
Real estate taxes payable	15,978	13,847
Accrued interest payable	34,215	32,279
Security deposits and prepaid rent	34,064	27,203
Distributions payable	69,460	61,907
Accounts payable, accrued expenses, and other liabilities	91,282	118,682
Total liabilities	3,828,104	3,777,621

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests in the Operating Partnership	282,480	217,597

Equity:
Preferred stock, no par value; 50,000,000 shares authorized:
8.00% Series E Cumulative Convertible; 2,803,812 shares issued and outstanding at December 31, 2014 and 2013	46,571	46,571
Common stock, $0.01 par value; 350,000,000 shares authorized; 255,114,603 and 250,749,665 shares issued and outstanding at December 31, 2014 and 2013, respectively	2,551	2,507
Additional paid-in capital	4,223,747	4,109,765
Distributions in excess of net income	(1,528,917)	(1,342,070)
Accumulated other comprehensive income/(loss), net	(8,855)	(5,125)
Total stockholders’ equity	2,735,097	2,811,648
Noncontrolling interests	853	856
Total equity	2,735,950	2,812,504
Total liabilities and equity	$6,846,534	$6,807,722
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
REVENUES:
Rental income	$805,002	$746,484	$704,701
Joint venture management and other fees	13,044	12,442	11,911
Total revenues	818,046	758,926	716,612

OPERATING EXPENSES:
Property operating and maintenance	149,428	144,319	139,784
Real estate taxes and insurance	99,175	93,765	86,154
Property management	22,138	20,528	19,378
Other operating expenses	8,271	7,136	5,718
Real estate depreciation and amortization	358,154	339,532	341,926
General and administrative	47,800	42,238	43,792
Casualty-related (recoveries)/charges, net	541	(12,253)	8,495
Other depreciation and amortization	5,775	6,741	4,105
Total operating expenses	691,282	642,006	649,352

Operating income	126,764	116,920	67,260

Income/(loss) from unconsolidated entities	(7,006)	(415)	(8,579)
Interest expense	(130,454)	(126,083)	(138,792)
Interest and other income/(expense), net	11,858	4,619	3,524
Income/(loss) before income taxes, discontinued operations and gain/(loss) on sale of real estate owned	1,162	(4,959)	(76,587)
Tax benefit/(provision), net	15,098	7,299	30,282
Income/(loss) from continuing operations	16,260	2,340	(46,305)
Income/(loss) from discontinued operations, net of tax	10	43,942	266,608
Income/(loss) before gain/(loss) on sale of real estate owned	16,270	46,282	220,303
Gain/(loss) on sale of real estate owned, net of tax	143,572	—	—
Net income/(loss)	159,842	46,282	220,303
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership	(5,511)	(1,530)	(7,986)
Net (income)/loss attributable to noncontrolling interests	3	60	(140)
Net income/(loss) attributable to UDR, Inc.	154,334	44,812	212,177
Distributions to preferred stockholders — Series E (Convertible)	(3,724)	(3,724)	(3,724)
Distributions to preferred stockholders — Series G	—	—	(2,286)
Premium on preferred stock redemption or repurchases, net	—	—	(2,791)
Net income/(loss) attributable to common stockholders	$150,610	$41,088	$203,376

Income/(loss) per weighted average common share — basic:
Income/(loss) from continuing operations attributable to common stockholders	$0.60	$(0.01)	$(0.22)
Income/(loss) from discontinued operations attributable to common stockholders	—	0.17	1.07
Net income/(loss) attributable to common stockholders	$0.60	$0.16	$0.85

UDR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Income/(loss) per weighted average common share — diluted:
Income/(loss) from continuing operations attributable to common stockholders	$0.59	$(0.01)	$(0.22)
Income/(loss) from discontinued operations attributable to common stockholders	—	0.17	1.07
Net income/(loss) attributable to common stockholders	$0.59	$0.16	$0.85

Weighted average number of common shares outstanding — basic	251,528	249,969	238,851
Weighted average number of common shares outstanding — diluted	253,445	249,969	238,851
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income/(loss)	$159,842	$46,282	$220,303
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(8,695)	(469)	(4,924)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	4,834	6,851	7,649
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	(3,861)	6,382	2,725
Comprehensive income/(loss)	155,981	52,664	223,028
Comprehensive (income)/loss attributable to noncontrolling interests	(5,375)	(1,720)	(8,206)
Comprehensive income/(loss) attributable to UDR, Inc.	$150,606	$50,944	$214,822
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss), net	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	6,068,174	$128,180	219,650,225	$2,197	$3,340,470	$(1,142,895)	$(13,902)	$4,734	$2,318,784
Net income/(loss) attributable to UDR, Inc.	—	—	—	—	—	212,177	—	—	212,177
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	140	140
Other comprehensive income/(loss)	—	—	—	—	—	—	2,645	—	2,645
Issuance/(forfeiture) of common and restricted shares, net	—	—	(22,224)	—	(742)	—	—	—	(742)
Issuance of common shares through public offering	—	—	30,490,969	305	755,833	—	—	—	756,138
Redemption of 3,264,362 shares of 6.75% Series G Cumulative Redeemable Shares	(3,264,362)	(81,609)	—	—	2,791	(2,791)	—	—	(81,609)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	—	—	20,438	(1)	530	—	—	—	529
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	(4,871)	(4,871)
Increase in noncontrolling interests from business combination, net	—	—	—	—	—	—	—	913	913
Common stock distributions declared ($0.88 per share)	—	—	—	—	—	(215,654)	—	—	(215,654)
Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	—	—	(3,724)	—	—	(3,724)
Preferred stock distributions declared-Series G ($0.5671875 per share)	—	—	—	—	—	(2,286)	—	—	(2,286)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	—	—	11,392	—	—	11,392
Balance at December 31, 2012	2,803,812	46,571	250,139,408	2,501	4,098,882	(1,143,781)	(11,257)	916	2,993,832
Net income/(loss) attributable to UDR, Inc.	—	—	—	—	—	44,812	—	—	44,812
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	(60)	(60)
Other comprehensive income/(loss)	—	—	—	—	—	—	6,132	—	6,132
Issuance/(forfeiture) of common and restricted shares, net	—	—	533,966	5	9,067	—	—	—	9,072
Adjustment for conversion of noncontrolling interest of unitholders in the. Operating Partnership	—	—	76,291	1	1,816	—	—	—	1,817
Common stock distributions declared ($0.94 per share)	—	—	—	—	—	(235,721)	—	—	(235,721)
Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	—	—	(3,724)	—	—	(3,724)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	—	—	(3,656)	—	—	(3,656)

UDR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(In thousands, expect share and per share data)

	Preferred Stock		Common Stock		Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss), net	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	2,803,812	46,571	250,749,665	2,507	4,109,765	(1,342,070)	(5,125)	856	2,812,504
Net income/(loss) attributable to UDR, Inc.	—	—	—	—	—	154,334	—	—	154,334
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive income/(loss)	—	—	—	—	—	—	(3,730)	—	(3,730)
Issuance/(forfeiture) of common and restricted shares, net	—	—	801,054	8	9,797	—	—	—	9,805
Issuance of common shares through public offering	—	—	3,410,433	34	99,815	—	—	—	99,849
Adjustment for conversion of noncontrolling interest of unitholders in Operating Partnership	—	—	153,451	2	4,370	—	—	—	4,372
Common stock distributions declared ($1.04 per share)	—	—	—	—	—	(263,503)	—	—	(263,503)
Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	—	—	(3,724)	—	—	(3,724)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	—	—	(73,954)	—	—	(73,954)
Balance at December 31, 2014	2,803,812	$46,571	255,114,603	$2,551	$4,223,747	$(1,528,917)	$(8,855)	$853	$2,735,950
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)

	Year Ended December 31,
	2014	2013	2012
Operating Activities
Net income/(loss)	$159,842	$46,282	$220,303
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	363,929	348,231	354,505
Gain/(loss) on sale of real estate owned, net of tax	(143,647)	(41,919)	(251,554)
Impairment loss, net of tax	—	1,470	—
Tax benefit/(provision), net	(15,136)	(7,299)	(30,282)
Loss from unconsolidated entities	7,006	415	8,579
Casualty-related (recoveries)/charges, net	541	(270)	8,495
Other	26,517	24,826	26,009
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(1,074)	(15,135)	12,647
Increase/(decrease) in operating liabilities	(5,618)	(16,699)	(21,515)
Net cash provided by/(used in) operating activities	392,360	339,902	327,187

Investing Activities
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	(228,810)	—	(108,215)
Proceeds from sales of real estate investments, net	383,886	250,043	593,167
Development of real estate assets	(251,493)	(280,603)	(246,923)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(96,679)	(153,676)	(144,877)
Capital expenditures — non-real estate assets	(5,497)	(7,639)	(7,947)
Investment in unconsolidated joint ventures	(222,930)	(43,291)	(283,369)
Distributions received from unconsolidated joint ventures	59,199	130,984	50,580
(Issuance)/repayment of notes receivable	68,664	(19,027)	(63,998)
Net cash provided by/(used in) investing activities	(293,660)	(123,209)	(211,582)

Financing Activities
Payments on secured debt	(80,961)	(46,564)	(491,885)
Proceeds from the issuance of secured debt	5,502	—	250
Payments on unsecured debt	(312,500)	(122,500)	(100,000)
Proceeds from the issuance of unsecured debt	298,956	299,943	396,400
Net proceeds/(repayment) of revolving bank debt	152,500	(76,000)	(345,000)
Proceeds from the issuance of common shares through public offering, net	99,849	—	756,138
Payments for the repurchase of Series G preferred stock, net	—	—	(81,609)
Distributions paid to redeemable noncontrolling interests	(9,929)	(9,348)	(9,033)
Acquisition of nonredeemable noncontrolling interests	—	—	(4,871)
Distributions paid to preferred stockholders	(3,724)	(3,724)	(6,954)
Distributions paid to common stockholders	(256,100)	(231,822)	(207,470)
Other	(7,318)	(8,544)	(21,959)
Net cash provided by/(used in) financing activities	(113,725)	(198,559)	(115,993)
Net increase/(decrease) in cash and cash equivalents	(15,025)	18,134	(388)
Cash and cash equivalents, beginning of year	30,249	12,115	12,503
Cash and cash equivalents, end of year	$15,224	$30,249	$12,115

UDR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands, except for share data)

	Year Ended December 31,
	2014	2013	2012
Supplemental Information:

Interest paid during the period, net of amounts capitalized	$131,815	$127,877	$133,133

Non-cash transactions:
Real estate acquired in asset exchange or upon consolidation of joint ventures	—	129,437	—
Transfer of real estate owned to investment in and advances to unconsolidated ventures	54,938	175,951	—
Secured debt assumed in the acquisitions of properties, including asset exchange and consolidation of joint ventures	—	63,595	34,412
Fair market value adjustment of secured debt assumed in acquisitions of properties, including asset exchange	—	—	2,617
Development costs and capital expenditures incurred but not yet paid	34,746	37,220	24,551
Contribution of purchase deposit made in 2011 to unconsolidated joint venture	—	—	80,397
Conversion of operating partnership noncontrolling interests to common stock (153,451 shares in 2014, 76,291 shares in 2013; and 20,438 shares in 2012)	4,372	1,817	529
See accompanying notes to consolidated financial statements.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

1. CONSOLIDATION AND BASIS OF PRESENTATION
Organization and Formation
UDR, Inc. (“UDR,” the “Company,” “we,” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities generally in high barrier-to-entry markets located in the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. At December 31, 2014, our consolidated apartment portfolio consisted of 139 consolidated communities located in 20 markets consisting of 39,851 apartment homes. In addition, the Company has an ownership interest in 10,055 apartment homes through unconsolidated joint ventures.
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
The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”). As of December 31, 2014 and 2013, there were 183,278,698 units in the Operating Partnership outstanding, of which 174,113,225 or 95.0% and 173,959,774 or 94.9%, respectively, were owned by UDR and 9,165,473 or 5.0% and 9,318,924 or 5.1%, respectively, were owned by limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership.
The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those mentioned in Note 5, Joint Ventures and Partnerships, and Note 8, Stockholders’ Equity.

2. SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which incorporates a requirement that a disposition represent a strategic shift in an entity’s operations into the definition of a discontinued operation. In accordance with the ASU, a discontinued operation represents (1) a component of an entity or group of components that has been disposed of or is classified as held for sale in a single transaction and represents a strategic shift that has or will have a major effect on an entity’s financial results, or (2) an acquired business that is classified as held for sale on the date of acquisition. A strategic shift could include a disposal of (1) a separate major line of business, (2) a separate major geographic area of operations, (3) a major equity method investment, or (4) other major parts of an entity. The standard requires prospective application and will be effective for interim and annual periods beginning on or after December 15, 2014, with early adoption permitted. The early adoption provision excludes components of an entity that were sold or classified as held for sale prior to the adoption of the standard.
The Company elected to early adopt this standard effective January 1, 2014, which had a significant impact on the Company’s consolidated financial statements as further discussed in Note 3, Discontinued Operations. Subsequent to the Company’s adoption of ASU 2014-08, the sale of real estate that does not meet the definition of a discontinued operation under the standard is included in Gain/(loss) on sale of real estate owned, net of tax on the Consolidated Statements of Operations.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard specifically excludes lease contracts. The ASU allows for the use of either the full or modified retrospective transition method, and the standard will be effective for the Company on January 1, 2017; early adoption is not permitted. The Company has not yet selected a transition method and we

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
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
Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the years ended December 31, 2014, 2013, and 2012 were $9.0 million, $11.1 million and $10.0 million, respectively. During the years ended December 31, 2014, 2013, and 2012, total interest capitalized was $20.2 million, $29.4 million, and $26.4 million, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion and depreciation commences over the estimated useful life.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

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
Notes Receivable

The following table summarizes our notes receivable, net as of December 31, 2014 and 2013 (dollars in thousands):

	Interest rate at December 31, 2014	Balance Outstanding
		December 31, 2014	December 31, 2013
Note due June 2014 (a)		$—	$40,800
Note due February 2017 (b)	10.00%	11,869	14,580
Note due July 2017 (c)	8.00%	2,500	1,400
Note due June 2022 (net of discount of $0 and $247, respectively) (d)		—	26,253
Total notes receivable, net		$14,369	$83,033
(a) In the fourth quarter of 2013, in conjunction with the sale of its 95% interest in the Lodge at Stoughton, one of its unconsolidated joint ventures, the Company provided the buyer with a $40.8 million loan secured by the property at LIBOR plus a spread of 350 basis points with two three-month extension options at increased rates and a financing fee. In June 2014, the note was paid in full.
(b) The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $11.9 million, which bears an interest rate of 10.00% per annum. During the year ended December 31, 2014, the Company loaned an additional $1.2 million and received a payment of $3.9 million in the fourth quarter under this note. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (February 2017).

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

(c) The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $2.5 million, which bears an interest rate of 8.00% per annum. During the year ended December 31, 2014, the Company loaned an additional $1.1 million under the note. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (July 2017).
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
During the years ended December 31, 2014, 2013 and 2012, the Company recognized $3.4 million, $4.1 million and $2.7 million, respectively, of interest income from these notes receivable, of which $0, $765,000 and $281,000, respectively, were related party interest income. Interest income is included in Interest and other income/(expense), net on the Consolidated Statements of Operations.
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
In determining whether a joint venture or partnership is a variable interest entity, the Company considers: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including necessity of subordinated debt; estimates of future cash flows; ours and our partner’s ability to participate in the decision making related to acquisitions, disposition, budgeting and financing of the entity; obligation to absorb losses and preferential returns; nature of our partner’s primary operations; and the degree, if any, of disproportionality between the economic and voting interests of the entity. As of December 31, 2014, the Company did not determine any of our joint ventures or partnerships to be variable interest entities.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

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
Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of December 31, 2014 and 2013, UDR’s net deferred tax asset of $7.0 million, which had no valuation allowance, and $32.3 million, net of a valuation allowance of $1.3 million, respectively, was included in Other assets on the Consolidated Balance Sheets.

Prior to 2012, our TRS had a history of losses and, as a result, historically recognized a valuation allowance for net deferred tax assets. Each quarter, the Company evaluates the need to retain all or a portion of the valuation allowance on its net deferred tax assets. In 2012, the Company determined that it was more likely than not that the deferred tax assets, including any remaining net operating loss carry forward, would be realized. In making this determination, the Company analyzed, among other things, its recent history of earnings from sales of depreciable property, forecasts of future earnings and its cumulative earnings for the last twelve quarters. The reversal of the valuation allowance resulted in an income tax benefit of $44.4 million during the year ended December 31, 2012, $21.5 million of which is reported in continuing operations and included within Tax benefit/(provision), net in the Consolidated Statements of Operations, and $22.9 million of which is included within Income/(loss) from discontinued operations, net of tax in the Consolidated Statements of Operations.
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
UDR had no material unrecognized tax benefit, accrued interest or penalties at December 31, 2014. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2010 through 2013 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

Discontinued Operations
Prior to the adoption of ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the results of operations for those properties sold during the year or classified as held for sale at the end of the current year are classified as discontinued operations in the current and prior periods. Further, to meet the discontinued operations criteria, the Company will not have any significant continuing involvement in the ownership or operation of the property after the sale or disposition. Once a property is classified as held for sale, depreciation is no longer recorded. However, if the Company determines that the property no longer meets the criteria for held for sale, the Company will recapture any unrecorded depreciation on the property. The assets and liabilities, if any, of properties classified as held for sale are presented separately on the Consolidated Balance Sheets at the lower of their carrying amount or their estimated fair value less the costs to sell the assets. (See Note 3, Discontinued Operations and Assets Held for Sale, for further discussion).

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
Advertising Costs
All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item General and administrative. During the years ended December 31, 2014, 2013, and 2012, total advertising expense was $6.0 million, $5.7 million, and $6.2 million, respectively.
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
When redeeming or repurchasing preferred stock, the Company recognizes share issuance costs as a charge to the preferred stock on a pro rata basis to the total costs incurred for the preferred stock as well as any premium or discount on the redemption or repurchase. In connection with the redemption of the Series G Preferred Stock, the Company recognized a (decrease)/increase in net income/(loss) attributable to common stockholders of $(2.8) million for the year ended December 31, 2012, which is reported in Premium on preferred stock redemption or repurchases, net on the Consolidated Statements of Operations.
Comprehensive Income/(Loss)

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the years ended December 31, 2014, 2013, and 2012, the Company's other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments and marketable securities reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to redeemable noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in interest expense in the accompanying Consolidated Statements of Operations. See Note 13, Derivatives and Hedging Activity, for further discussion. The (gain)/loss on marketable securities reclassified from other comprehensive income/(loss) is included in Interest and other income/(expense), net on the Consolidated Statements of Operations. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the years ended December 31, 2014, 2013, and 2012 was $(133,000), $250,000, and $80,000, respectively.
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
Market Concentration Risk
The Company is subject to increased exposure from economic and other competitive factors specific to markets where the Company holds a significant percentage of the carrying value of its real estate portfolio. At December 31, 2014, the Company held greater than 10% of the carrying value of its real estate portfolio in the Orange County, California; Metropolitan D.C.; and New York, New York markets.
3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
Effective January 1, 2014, UDR prospectively adopted ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, for all communities not previously sold or classified as held for sale. The standard had a material impact on the Company’s consolidated financial statements. As a result of adopting the ASU, during the year ended December 31, 2014, gains, net of tax, of $142.5 million from disposition of real estate, excluding a $1.1 million gain related to the sale of land, are included in Gain/(loss) on sale of real estate owned, net of tax on the Consolidated Statements of Operations rather than in Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations.
Prior to the prospective adoption of ASU 2014-08, FASB Accounting Standards Codification ("ASC") Subtopic 205-20 required, among other things, that the primary assets and liabilities and the results of operations of UDR’s real properties that have been sold or are held for disposition, be classified as discontinued operations and segregated in UDR’s Consolidated Statements of Operations and Consolidated Balance Sheets. Consequently, the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition prior to January 1, 2014 are accounted for as discontinued operations for all periods presented. This presentation does not have an impact on net income available to common stockholders; it only results in the reclassification of the operating results within the Consolidated Statements of Operations for the periods ended December 31, 2014, 2013, and 2012.
During 2014, the Company sold one operating property that was classified as held for disposition prior to the adoption of ASU 2014-08 and, therefore, met the requirements to be reported as a discontinued operation. The sale of this property resulted in an immaterial gain, net of tax, of $75,000. The gain, net of tax, and operating results of the property for the years ended December 31, 2014, 2013, and 2012, are included in Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations.
During the year ended December 31, 2013, the Company sold two communities in the Sacramento market with 914 apartment homes for gross proceeds of $81.1 million. During the year ended December 31, 2012, the Company sold 21 communities with 6,507 apartment homes for gross proceeds of $609.4 million.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

During the years ended December 31, 2014, 2013, and 2012, UDR recognized net gain/(loss) on the sale of depreciable properties, before tax of $75,000, $41.9 million, and $260.4 million, respectively, which are included in Income/(Loss) from Discontinued Operations, Net of Tax on the Consolidated Statements of Operations.
The following is a summary of Income/(loss) from discontinued operations, net of tax for the years ended December 31, 2014, 2013, and 2012 (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Rental income	$147	$9,152	$39,543
Rental expenses	225	3,511	14,106
Property management	4	252	1,087
Real estate depreciation	—	1,958	8,475
Interest and other (income)/expense, net	21	(62)	821
Income/(loss) attributable to disposed properties and assets held for sale	(103)	3,493	15,054
Net gain/(loss) on the sale of depreciable property	75	41,919	260,404
Impairment charges	—	(2,355)	—
Income tax benefit/(expense)	38	885	(8,850)
Income/(loss) from discontinued operations, net of tax	$10	$43,942	$266,608

Income/(loss) from discontinued operations attributable to UDR, Inc.	$10	$42,364	$256,533

4. REAL ESTATE OWNED
Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and sold or held for sale properties. As of December 31, 2014, the Company owned and consolidated 139 communities in 10 states plus the District of Columbia totaling 39,851 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014	December 31, 2013
Land and land improvements	$1,980,221	$1,847,127
Depreciable property — held and used:
Building, improvements, and furniture, fixtures and equipment	6,225,406	5,876,717
Under development:
Land	24,584	110,769
Building, improvements, and furniture, fixtures and equipment	153,048	356,644
Real estate held for disposition:
Land	—	10,751
Building, improvements, and furniture, fixtures and equipment	—	5,969
Real estate owned	8,383,259	8,207,977
Accumulated depreciation	(2,434,772)	(2,208,794)
Real estate owned, net	$5,948,487	$5,999,183

During the year ended December 31, 2014, the Company sold nine communities consisting of a total of 2,500 apartment homes, an adjacent parcel of land, and one operating property for gross proceeds of $328.4 million, resulting in net proceeds of $324.4 million and a total gain, net of tax, of $138.6 million. A portion of the sale proceeds was designated for tax-deferred exchanges under Section 1031 of the Internal Revenue Code and was used to fund acquisitions of real estate as discussed below.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

In December 2014, the Company sold a 49% interest in 13th and Market and a 50% interest in 3033 Wilshire to MetLife for approximately $54.2 million and $8.3 million, respectively, and recognized, net of tax, a gain of $7.2 million and a loss of $2.2 million, respectively. Subsequent to the sale, the two communities are accounted for under the equity method of accounting and are included in Investment in and advances to unconsolidated joint ventures, net on the Consolidated Balance Sheets. See further discussion of this transaction in Note 5, Joint Ventures and Partnerships. The activity of the two communities prior to sale is classified as a component of continuing operations on the Consolidated Statements of Operations.

In 2014, the Company acquired a fully-entitled land parcel for future development located in Huntington Beach, California for $77.8 million, two communities, located in Seattle, Washington and Kirkland, Washington, with a total of 358 apartment homes for $45.5 million and $75.2 million, respectively, a land parcel for future development located in Boston, Massachusetts for $32.2 million. The four acquisitions during the year ended December 31, 2014 were accomplished through tax-deferred exchanges under Section 1031 of the Internal Revenue Code.

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
The Company incurred $373,000, $59,000 and $2.3 million of acquisition-related costs during the years ended December 31, 2014, 2013, and 2012, respectively. These expenses are reported within the line item General and Administrative on the Consolidated Statements of Operations.

In February 2015, the Company acquired an office building in Highlands Ranch, Colorado, for total consideration of approximately $24.0 million, which was comprised of assumed debt. The Company’s corporate offices, as well as other leased office space, are located in the acquired building. The building consists of approximately 120,000 square feet, of which UDR occupies approximately 44,000 square feet. All existing leases were assumed by the Company at the time of the acquisition.

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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

UDR’s joint ventures and partnerships are funded with a combination of debt and equity. Our losses are limited to our investment and except as noted below, the Company does not guarantee any debt, capital payout or other obligations associated with our joint ventures and partnerships.
Consolidated Joint Ventures

In December 2013, the Company consolidated its 95%/5% development joint ventures 13th and Market in San Diego, California and Domain College Park in Metropolitan, D.C. The consolidation was due to the Company becoming the managing partner of each of the joint ventures pursuant to amendments to the LLC Agreements. In connection with the amendments, our partner received equity distributions reducing its capital account balances to zero, the Company replaced our partner as the managing partner, and our partner no longer has the ability to substantively participate in the decision-making process, with only protective rights remaining. We accounted for the consolidations as asset acquisitions since the joint ventures were under development and not complete at the time of consolidation resulting in no gain or loss upon consolidation and increasing our real estate owned by $129.4 million and our debt owed by $63.6 million. In addition pursuant to the amendments, the Company paid a non-refundable deposit to our partner in January 2014 of $2.0 million for each joint venture, or $4.0 million in total, for the right to exercise options in 2014 to acquire our partner’s upside participation in the joint ventures. The non-refundable deposits were applied towards the total purchase price of approximately $24.7 million when the Company acquired 100% of the interest in the joint ventures in November 2014.

In December 2014, the Company sold a 49% interest in 13th and Market to MetLife for $54.2 million, resulting in a gain, net of tax, of $7.2 million. Additionally, the Company sold a 50% interest in a wholly owned land parcel to MetLife for $8.3 million, resulting in a loss, net of tax, of $2.2 million. As a result, the Company no longer controls these two joint ventures and they were deconsolidated by the Company in December 2014.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of December 31, 2014 and 2013 (dollars in thousands):

Joint Venture	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at	UDR’s Ownership Interest
2014	2014	2014	2013	2014	2013
Operating and development:
UDR/MetLife I (a)	Various	4 land parcels	—	$13,306	$47,497	15.7%	4.5%
UDR/MetLife II (a)	Various	21 operating communities	4,642	431,277	327,926	50.0%	50.0%
Other UDR/MetLife Joint Ventures (a)	Various	1 operating community, 3 development communities (b), 2 land parcels	1,282	134,939	36,313	50.6%	35.8%
UDR/MetLife Vitruvian Park® (c)	Addison, TX	3 operating communities, 6 land parcels	1,394	80,302	79,318	50.0%	50.0%
UDR/KFH (d)	Washington, D.C.	3 operating communities	660	21,596	25,919	30.0%	30.0%
Texas (e)	Texas	8 operating communities	3,359	(25,901)	(23,591)	20.0%	20.0%
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment	655,519	493,382

Location	Preferred Return	Years To Maturity	Investment at	Income From Participating Loan Investment For The Year Ended
Participating loan investment:	2014	2013	2014	2013	2012
Steele Creek (f)	Denver, CO	6.5%	2.8	62,707	14,273	$2,350	$156	$—

Total investment in and advances to unconsolidated joint ventures, net	$718,226	$507,655

(a)
In January 2012, the Company formed a joint venture with an unaffiliated third party to acquire 399 Fremont (land for future development) in San Francisco, California, which is included in Other UDR/MetLife Joint Ventures in the table above. At closing, UDR owned a noncontrolling interest of 92.5% in the joint venture. The Company’s total investment was $55.5 million, which consisted of its initial investment of $37.3 million and an option to exercise its right to acquire its partner’s 7.5% ownership interest in the joint venture. In October 2012, the Company exercised its option and paid $13.5 million. In January 2013, the Company subsequently acquired its partner’s 7.5% ownership interest for $4.7 million. In December 2013, the Company sold a 49% ownership interest to MetLife in the fully-entitled 399 Fremont land parcel for approximately $29.9 million. In conjunction with the sale, the Company formed a new unconsolidated real estate joint venture with MetLife, UDR/MetLife 399 Fremont, to develop a $318 million, 447-home, luxury high-rise tower on the site. Construction commenced in the first quarter 2014. As the Company recently acquired the 399 Fremont land parcel, the sale price was equivalent to the cost basis resulting in no gain or loss on the transaction. Under the terms of the partnership, the Company serves as the general partner with significant participating rights held by our partner, and has the ability to earn fees for development management, property management, asset management, and financing transactions. The UDR/MetLife 399 Fremont Joint Venture is accounted for under the equity method of accounting. Our initial investment was approximately $31.1 million.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

In June 2013 and within UDR/MetLife I, the Company exchanged with MetLife its approximately 10% ownership interest in four operating communities and paid MetLife an additional $15.6 million in cash for an increased ownership interest of approximately 35% in two high-rise operating communities, bringing UDR's ownership interest in the two high-rise operating communities to 50% each. The two high-rise operating communities are located in Denver, Colorado and San Diego, California and were subsequently contributed to UDR/MetLife II. The four operating communities in which UDR exchanged its ownership interest are located in Washington D.C.; San Francisco, California; Dallas, Texas; and Charlotte, North Carolina. UDR continues to fee manage these four operating communities.
In March 2014, the Company sold its minority ownership interests in two operating communities located in Los Angeles, California to MetLife for cash proceeds of $3.0 million, which resulted in an immaterial gain. In April 2014, the Company increased its ownership interest in the remaining six operating communities in the UDR/MetLife I Joint Venture from 12% to 50%, and MetLife and the Company contributed the communities to the UDR/MetLife II Joint Venture. The Company paid MetLife $82.5 million for the additional ownership interests. The Company continues to fee manage the operating communities that were contributed to the UDR/MetLife II Joint Venture as well as the two operating communities in which it sold its minority ownership interests.
In July 2014, the Company increased the ownership interest in two land sites in UDR/Metlife I to 50.1% and formed individual asset joint ventures, which are included in Other UDR/MetLife Joint Ventures in the table above. The remaining 49.9% continues to be held by our joint venture partner MetLife. The Company paid MetLife approximately $21.5 million for the additional ownership interests.
In December 2014, the Company increased its ownership interest in one land site in the UDR/MetLife I Joint Venture to 50%. Additionally, the Company increased its ownership interest in another land site to 50.1%, which MetLife and the Company contributed to a separate joint venture and is included in Other UDR/MetLife Joint Ventures in the table above. The Company paid MetLife approximately $15.3 million for the additional ownership interests. As of December 31, 2014, the remaining assets in the UDR/MetLife I Joint Venture were comprised of three potential development land sites in which the Company has an average ownership interest of approximately 5% and one fully entitled land parcel in which the Company owns 50%.
In December 2014, the Company sold a 49% interest in 13th and Market located in San Diego, California to MetLife for gross proceeds of $54.2 million, resulting in a gain, net of tax, of $7.2 million and a 50% interest in 3033 Wilshire in Los Angeles, California, also to MetLife for gross proceeds of $8.3 million, resulting in a loss, net of tax, of $2.2 million.

(b)
The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes. As of December 31, 2014, no apartment homes had been completed in Other UDR/MetLife Development Joint Ventures.

(c)
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

(d) UDR is a partner with an unaffiliated third party, which formed a joint venture for the investment of up to $450 million in multifamily properties located in key, high barrier to entry markets. The partners will contribute equity of $180 million of which the Company’s maximum equity will be 30% or $54 million when fully invested.
(e) In November 2007, UDR and an unaffiliated third party formed a joint venture to own and operate 10 communities located in Texas. UDR contributed cash and property equal to 20% of the fair value of the joint venture. During the year ended December 31, 2012, the Company acquired the remaining 80% ownership interests in two communities in Austin, Texas for $11.7 million. The Company’s investment in the joint venture at December 31, 2014 and 2013 was net of deferred profits on the sale of depreciable properties to the joint venture of $23.9 million and $24.0 million, respectively.
In January 2015, the eight communities held by the Texas joint venture were sold, generating net proceeds to UDR of $43.5 million. The Company recorded promote and fee income of $9.6 million and a gain of $59.1 million (including $24.2 million of previously deferred gains) in connection with the sale.

(f) In October 2013, the Company entered into a participating debt financing arrangement with a third party that is developing a $108 million, 218-home, high-rise luxury community located adjacent to the Cherry Creek Mall in Denver, Colorado. Under the agreement, UDR will finance up to 85%, or approximately $92.0 million, of the development cost at an interest rate of 6.5% per annum on the outstanding debt balance. In addition, the Company has the option to purchase the community upon completion of construction and has a 50% participating interest in the profit upon the acquisition of the community or sale to a third party. The Company accounts for the arrangement consistent with an investment in real estate under the equity method of accounting.

As of December 31, 2014, and 2013, our participating loan investment was $62.7 million and $14.3 million, respectively, which was included in Investment in and advances to unconsolidated joint ventures, net on the Consolidated Balance Sheets. We also recognized $2.4 million and $156,000 of income included in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations for the years ended December 31, 2014 and 2013, respectively.
As of December 31, 2014 and 2013, the Company had deferred fees and deferred profit from the sale of properties to joint ventures or partnerships of $24.7 million and $25.4 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.
The Company recognized $11.3 million, $11.2 million, and $11.8 million of management fees during the years ended December 31, 2014, 2013, and 2012, respectively, for our management of the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.
The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.
We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decrease in the value of its other investments in unconsolidated joint ventures or partnerships during the years ended December 31, 2014, 2013, and 2012.
Combined summary financial information relating to all of the unconsolidated joint ventures and partnerships operations (not just our proportionate share), is presented below for the years ended December 31, 2014, 2013, and 2012 (dollars in thousands):

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

As of and For the Year Ended December 31, 2014	UDR/MetLife I	UDR/MetLife II	UDR/MetLife Vitruvian Park®	Texas	UDR/KFH	Other joint ventures	Total
Condensed Statements of Operations:
Total revenues	$727	$152,047	$19,376	$—	$19,724	$1,579	$193,453
Property operating expenses	618	52,150	10,711	—	7,498	1,122	72,099
Real estate depreciation and amortization	2,130	41,504	7,380	—	14,426	3,959	69,399
Operating income/(loss)	(2,021)	58,393	1,285	—	(2,200)	(3,502)	51,955
Interest expense	—	(48,493)	(4,131)	—	(5,873)	(94)	(58,591)
Other income/(expense)	—	—	—	—	—	—	—
Gain/(loss) on sale of real estate	—	—	—	—	—	—	—
Income/(loss) from discontinued operations	(31,802)	—	—	(4,229)	—	—	(36,031)
Net income/(loss)	$(33,823)	$9,900	$(2,846)	$(4,229)	$(8,073)	$(3,596)	$(42,667)
UDR recorded income (loss) from unconsolidated entities	$(2,955)	$2,814	$(4,068)	$(772)	$(2,601)	$576	$(7,006)

Condensed Balance Sheets:
Total real estate, net	$89,482	$1,986,237	$278,600	$—	$235,623	$351,861	$2,941,803
Assets held for sale	1,978	—	—	214,218	—	—	216,196
Cash and cash equivalents	1,983	15,245	6,570	—	2,507	6,239	32,544
Other assets	(146)	19,589	3,933	—	1,128	4,203	28,707
Total assets	93,297	2,021,071	289,103	214,218	239,258	362,303	3,219,250
Amount due/(from) to UDR	107	(444)	1,960	—	531	843	2,997
Third party debt	—	1,147,109	123,649	—	165,209	68,510	1,504,477
Liabilities held for sale	5,110	—	—	224,596	—	—	229,706
Accounts payable and accrued liabilities	749	17,573	6,766	—	1,396	17,851	44,335
Total liabilities	5,966	1,164,238	132,375	224,596	167,136	87,204	1,781,515
Total equity	$87,331	$856,833	$156,728	$(10,378)	$72,122	$275,099	$1,437,735
UDR’s investment in unconsolidated joint ventures	$13,306	$431,277	$80,302	$(25,901)	$21,596	$197,646	$718,226

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

As of and For the Year Ended December 31, 2013	UDR/MetLife I	UDR/MetLife II	UDR/MetLife Vitruvian Park®	Texas	UDR/KFH	Other joint ventures	Total
Condensed Statements of Operations:
Total revenues	$691	$109,926	$7,680	$—	$19,221	$5,324	$142,842
Property operating expenses	621	33,809	4,633	—	7,035	3,292	49,390
Real estate depreciation and amortization	115	30,122	3,830	—	14,199	3,564	51,830
Operating income/(loss)	(45)	45,995	(783)	—	(2,013)	(1,532)	41,622
Interest expense	—	(37,055)	(1,886)	—	(5,872)	(913)	(45,726)
Other income/(expense)	—	1	—	—	—	—	1
Income/(loss) from discontinued operations	(22,388)	—	—	(9,584)	—	—	(31,972)
Net income/(loss)	$(22,433)	$8,941	$(2,669)	$(9,584)	$(7,885)	$(2,445)	$(36,075)
UDR recorded income/(loss) from unconsolidated entities	$(4,675)	$4,471	$(2,851)	$(1,218)	$(2,366)	$6,224	$(415)

Condensed Balance Sheets:
Total real estate, net	$90,971	$1,476,588	$283,878	$—	$249,097	$65,133	$2,165,667
Assets held for sale	753,427	—	—	231,981	—	—	985,408
Cash and cash equivalents	305	16,454	3,498	—	2,289	—	22,546
Other assets	4,782	16,666	1,578	—	1,474	83	24,583
Total assets	849,485	1,509,708	288,954	231,981	252,860	65,216	3,198,204
Amount due to UDR	4,520	2,275	1,352	—	420	1,136	9,703
Third party debt	—	877,799	120,999	—	165,209	—	1,164,007
Liabilities held for sale	346,810	—	—	230,393	—	—	577,203
Accounts payable and accrued liabilities	89	14,508	7,152	—	1,234	2,813	25,796
Total liabilities	351,419	894,582	129,503	230,393	166,863	3,949	1,776,709
Total equity	$498,066	$615,126	$159,451	$1,588	$85,997	$61,267	$1,421,495
UDR’s investment in unconsolidated joint ventures	$47,497	$327,926	$79,318	$(23,591)	$25,919	$50,586	$507,655

For the Year Ended December 31, 2012	UDR/MetLife I	UDR/MetLife II	UDR/MetLife Vitruvian Park®	Texas	UDR/KFH	Other joint ventures	Total
Condensed Statements of Operations:
Total revenues	$632	$87,386	$—	$—	$18,670	$2,724	$109,412
Property operating expenses	252	25,737	—	—	6,831	1,368	34,188
Real estate depreciation and amortization	124	32,553	—	—	16,546	1,897	51,120
Operating income/(loss)	256	29,096	—	—	(4,707)	(541)	24,104
Interest expense	—	(29,170)	—	—	(5,890)	(561)	(35,621)
Other income/(expense)	—	(9)	—	—	—	—	(9)
Income/(loss) from discontinued operations	8,609	—	—	(1,040)	—	—	7,569
Net income/(loss)	$8,865	$(83)	$—	$(1,040)	$(10,597)	$(1,102)	$(3,957)
UDR recorded income/(loss) from unconsolidated entities	$(1,750)	$15	$—	$(2,399)	$(3,221)	$(1,224)	$(8,579)

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

6. SECURED AND UNSECURED DEBT

The following is a summary of our secured and unsecured debt at December 31, 2014 and 2013 (dollars in thousands):

	Principal Outstanding		For the Year Ended December 31, 2014
			Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
	December 31,
	2014	2013
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$401,210	$445,706	5.46%	1.6	6
Fannie Mae credit facilities (b)	568,086	626,667	5.12%	4.0	22
Total fixed rate secured debt	969,296	1,072,373	5.26%	3.0	28
Variable Rate Debt
Mortgage notes payable	31,337	63,595	1.94%	2.1	1
Tax-exempt secured notes payable (c)	94,700	94,700	0.83%	8.2	2
Fannie Mae credit facilities (b)	266,196	211,409	1.60%	5.2	7
Total variable rate secured debt	392,233	369,704	1.44%	5.7	10
Total Secured Debt	1,361,529	1,442,077	4.16%	3.8	38

Unsecured Debt:
Commercial Banks
Borrowings outstanding under an unsecured credit facility due December 2017 (d) (h)	152,500	—	1.09%	2.9
Senior Unsecured Notes
5.13% Medium-Term Notes due January 2014 (e)	—	184,000	—%	—
5.50% Medium-Term Notes due April 2014 (net of discount of $20) (e)	—	128,480	—%	—
5.25% Medium-Term Notes due January 2015 (net of discounts of $6 and $134, respectively) (f)	325,169	325,041	5.25%	—
5.25% Medium-Term Notes due January 2016	83,260	83,260	5.25%	1.0
4.25% Medium-Term Notes due June 2018 (net of discounts of $1,465 and $1,893, respectively) (h)	298,535	298,107	4.25%	3.4
2.17% Term Notes due June 2018 (h)	215,000	250,000	2.17%	3.4
1.53% Term Notes due June 2018 (h)	100,000	65,000	1.53%	3.4
1.31% Term Notes due June 2018 (h)	35,000	35,000	1.31%	3.4
3.70% Medium-Term Notes due October 2020 (net of discounts of $46 and $54, respectively) (h)	299,954	299,946	3.70%	5.8
4.63% Medium-Term Notes due January 2022 (net of discounts of $2,523 and $2,882, respectively) (h)	397,477	397,118	4.63%	7.0
3.75% Medium-Term Notes due July 2024 (net of discount of $990) (g) (h)	299,010	—	3.75%	9.5
8.50% Debentures due September 2024	15,644	15,644	8.50%	9.7
Other	27	30	N/A	N/A
Total Unsecured Debt	2,221,576	2,081,626	3.81%	4.6
Total Debt	$3,583,105	$3,523,703	3.94%	4.3

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument. As of December 31, 2014, secured debt encumbered $2.2 billion or 26.6% of UDR’s total real estate owned based upon gross book value ($6.2 billion or 73.4% of UDR’s real estate owned based on gross book value is unencumbered).
(a) At December 31, 2014, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from December 2015 through May 2019 and carry interest rates ranging from 3.43% to 5.94%.
The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. During the years ended December 31, 2014, 2013, and 2012, the Company had $5.1 million, $5.1 million, and $4.9 million, respectively, of amortization expense on the fair market adjustment of debt assumed in acquisition of properties, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $6.7 million and $11.8 million at December 31, 2014 and 2013, respectively.
(b) UDR has three secured credit facilities with Fannie Mae with an aggregate commitment of $834.3 million at December 31, 2014. The Fannie Mae credit facilities are for terms of seven to ten years (maturing at various dates from May 2017 through July 2023) and bear interest at floating and fixed rates. At December 31, 2014, we have $568.1 million of the outstanding balance is fixed at a weighted average interest rate of 5.12% and the remaining balance of $266.2 million on these facilities is currently at a weighted average variable interest rate of 1.60%.
Further information related to these credit facilities is as follows (dollars in thousands):

	December 31, 2014	December 31, 2013
Borrowings outstanding	$834,282	$838,076
Weighted average borrowings during the period ended	835,873	839,597
Maximum daily borrowings during the period ended	837,564	841,494
Weighted average interest rate during the period ended	4.1%	4.2%
Weighted average interest rate at the end of the period	4.0%	4.1%
(c) The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature on August 2019 and March 2032. Interest on these notes is payable in monthly installments. The variable mortgage notes have interest rates of 0.78% and 0.93%, respectively, as of December 31, 2014.

(d) The Company has a $900 million unsecured revolving credit facility with a maturity date to December 2017, a six month extension option, and an accordion feature that allows the Company to increase the facility to $1.45 billion. Based on the Company's current credit rating, the credit facility carries an interest rate equal to LIBOR plus a spread of 100 basis points and a facility fee of 15 basis points. As of December 31, 2014, the Company had a balance of $152.5 million outstanding under the revolving credit facility.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

The following is a summary of short-term bank borrowings under UDR’s bank credit facility at December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014	December 31, 2013
Total revolving credit facility	$900,000	$900,000
Borrowings outstanding at end of period (1)	152,500	—
Weighted average daily borrowings during the period ended	291,761	169,844
Maximum daily borrowings during the period ended	625,000	372,000
Weighted average interest rate during the period ended	1.2%	1.2%
Interest rate at end of the period	1.1%	1.3%

(1) Excludes $1.9 million and $2.2 million of letters of credit at December 31, 2014 and 2013, respectively.

(e) Paid off at maturity with borrowings under the Company’s $900 million unsecured revolving credit facility.

(f)	In January 2015, we paid off $325.2 million of 5.25% medium-term notes due January 2015 with borrowings under the Company’s $900 million unsecured revolving credit facility.

(g) In June 2014, the Company issued $300 million of 3.750% senior unsecured medium-term notes due July 1, 2024. Interest is payable semi-annually beginning on January 1, 2015. These notes were issued at 99.652% of the principal amount and had a discount of $1.0 million at December 31, 2014. The Company used the net proceeds to pay down borrowings outstanding on our $900 million unsecured credit facility and for general corporate purposes.

(h) The Operating Partnership is a guarantor at December 31, 2014 and 2013.

The aggregate maturities, including amortizing principal payments of secured debt, of total debt for the next five years subsequent to December 31, 2014 are as follows (dollars in thousands):

Year	Secured Fixed Rate Debt	Secured Variable Rate Debt	Total Secured Debt	Total Unsecured Debt (a)	Total Debt
2015	$196,648	$—	$196,648	$324,286	$520,934
2016	135,167	31,337	166,504	82,377	248,881
2017	177,774	65,000	242,774	152,500	395,274
2018	120,969	104,787	225,756	648,443	874,199
2019	248,738	67,700	316,438	—	316,438
Thereafter	90,000	123,409	213,409	1,013,970	1,227,379
Total	$969,296	$392,233	$1,361,529	$2,221,576	$3,583,105
(a) With the exception of the 1.31% Term Notes due June 2018 and revolving credit facility which carry a variable interest rate, all unsecured debt carries fixed interest rates.
We were in compliance with the covenants of our debt instruments at December 31, 2014.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

7. INCOME/(LOSS) PER SHARE
The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Numerator for income/(loss) per share:
Income/(loss) from continuing operations	$16,260	$2,340	$(46,305)
Gain/(loss) on sale of real estate owned, net of tax	143,572	—	—
(Income)/loss from continuing operations attributable to redeemable noncontrolling interests in the Operating Partnership	(5,511)	48	2,089
(Income)/loss from continuing operations attributable to noncontrolling interests	3	60	(140)
Income/(loss) from continuing operations attributable to UDR, Inc.	154,324	2,448	(44,356)
Distributions to preferred stockholders - Series E (Convertible)	(3,724)	(3,724)	(3,724)
Distributions to preferred stockholders - Series G	—	—	(2,286)
Premium on preferred stock redemption or repurchases, net	—	—	(2,791)
Income/(loss) from continuing operations attributable to common stockholders	$150,600	$(1,276)	$(53,157)

Income/(loss) from discontinued operations, net of tax	$10	$43,942	$266,608
(Income)/loss from discontinued operations attributable to redeemable noncontrolling interests in the Operating Partnership	—	(1,578)	(10,075)
Income/(loss) from discontinued operations attributable to common stockholders	$10	$42,364	$256,533

Net income/(loss) attributable to common stockholders	$150,610	$41,088	$203,376

Denominator for income/(loss) per share - basic and diluted:
Weighted average common shares outstanding	252,707	250,684	239,482
Non-vested restricted stock awards	(1,179)	(715)	(631)
Denominator for income/(loss) per share - basic	251,528	249,969	238,851
Incremental shares issuable from assumed conversion of: Stock options and unvested resticted stock	1,917	—	—
Denominator for income/(loss) per share - diluted	253,445	249,969	238,851

Income/(loss) per weighted average common share - basic:
Income/(loss) from continuing operations attributable to common stockholders	$0.60	$(0.01)	$(0.22)
Income/(loss) from discontinued operations attributable to common stockholders	—	0.17	1.07
Net income/(loss) attributable to common stockholders	$0.60	$0.16	$0.85

Income/(loss) per weighted average common share - diluted:
Income/(loss) from continuing operations attributable to common stockholders	$0.59	$(0.01)	$(0.22)
Income/(loss) from discontinued operations attributable to common stockholders	—	0.17	1.07
Net income/(loss) attributable to common stockholders	$0.59	$0.16	$0.85

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

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
During the years ended December 31, 2013 and 2012, the effect of the conversion of the OP Units, convertible preferred stock, stock options and restricted stock is not dilutive, and is therefore not included in the above calculations as the Company reported a loss from continuing operations attributable to common stockholders.

The following table sets forth the additional shares of common stock outstanding by equity instrument if converted to common stock for each of the years ended December 31, 2014, 2013, and 2012 (shares in thousands):

	Year Ended December 31,
	2014	2013	2012
OP Units	9,247	9,337	9,411
Preferred Stock	3,036	3,036	3,036
Stock options and unvested restricted stock	1,917	1,584	1,361

8. STOCKHOLDERS’ EQUITY
UDR has an effective registration statement that allows the Company to sell an undetermined number of debt and equity securities as defined in the prospectus. The Company has the ability to issue 350,000,000 shares of common stock and 50,000,000 shares of preferred shares as of December 31, 2014.
The company has an equity distribution agreement which allows it from time to time, through its sales agents, to offer and sell up to 20,000,000 shares of its common stock. Sales of such shares will be made by means of ordinary brokers’ transactions on the NYSE at market prices. As of December 31, 2014, 16,518,567 shares were available for sale under the continuous equity program.
During the year ended December 31, 2014, the Company entered into the following equity transactions for our common stock:

•	Sold 3,410,433 shares of common stock through the Company’s equity distribution agreement at a weighted average price per share of $29.95, for aggregate gross proceeds of approximately $102.1 million;

•	Issued 860,811 shares of common stock through the Company’s 1999 Long-Term Incentive Plan (the “LTIP”), net of forfeitures of 12,199; and

•	Converted 153,451 OP Units into Company common stock.
In 2015, through February 24, 2015, we sold 3,432,936 shares of common stock through the Company’s equity distribution agreement at a weighted average price per share of $32.28, for aggregate gross proceeds of approximately $110.8 million.
Distributions are subject to the approval of the Board of Directors and are dependent upon our strategy, financial condition and operating results. UDR’s common distributions for the years ended December 31, 2014, 2013, and 2012 totaled $1.04, $0.94, and $0.88 per share, respectively. For taxable years ending on or before December 31, 2014, the Internal Revenue Service (“IRS”) allowed REITs to distribute up to 90% of total distributions in common shares with the residual distributed in cash as a means of enhancing liquidity.
Preferred Stock
The Series E Cumulative Convertible Preferred Stock (“Series E”) has no stated par value and a liquidation preference of $16.61 per share. Subject to certain adjustments and conditions, each share of the Series E is convertible at any time and from time to time at the holder’s option into one share of our common stock prior to a “Special Dividend” declared in 2008 (1.083 shares after the Special Dividend). The holders of the Series E are entitled to vote on an as-converted basis as a single class in combination with the holders of common stock at any meeting of our stockholders for the election of directors or for any other

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

purpose on which the holders of common stock are entitled to vote. The Series E has no stated maturity and is not subject to any sinking fund or any mandatory redemption.
Distributions declared on the Series E for the years ended December 31, 2014, 2013, and 2012 were $1.33 per share. The Series E is not listed on any exchange. At December 31, 2014 and 2013, a total of 2,803,812 shares of the Series E were outstanding.
UDR is authorized to issue up to 20,000,000 shares of the Series F Preferred Stock (“Series F”). The Series F may be purchased by holders of UDR’s operating partnership units, or OP Units, at a purchase price of $0.0001 per share. OP Unitholders are entitled to subscribe for and purchase one share of UDR’s Series F for each OP Unit held. At December 31, 2014 and 2013, a total of 2,464,183 shares of the Series F were outstanding with an aggregate purchase value of $246. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to any other rights, privileges or preferences.
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
Distributions declared on the Series G for the years ended December 31, 2014, 2013, and 2012 were $0.00, $0.00 and $0.57 per share, respectively. At December 31, 2014 and 2013, there were no shares of the Series G outstanding.
Distribution Reinvestment and Stock Purchase Plan
UDR’s Distribution Reinvestment and Stock Purchase Plan (the “Stock Purchase Plan”) allows common and preferred stockholders the opportunity to purchase, through the reinvestment of cash dividends, additional shares of UDR’s common stock. From inception through December 31, 2008, shareholders have elected to utilize the Stock Purchase Plan to reinvest their distribution for the equivalent of 9,957,233 shares of Company common stock. Shares in the amount of 10,963,730 were reserved for issuance under the Stock Purchase Plan as of December 31, 2014. During the year ended December 31, 2014, UDR acquired all shares issued through the open market.

9. EMPLOYEE BENEFIT PLANS
In May 2001, the stockholders of UDR approved the long term incentive plan (“LTIP”), which supersedes the 1985 Stock Option Plan. The LTIP authorizes the granting of awards which may take the form of options to purchase shares of common stock, stock appreciation rights, restricted stock, dividend equivalents, other stock-based awards, and any other right or interest relating to common stock or cash incentive awards to Company directors, employees and outside trustees to promote the success of the Company by linking individual’s compensation via grants of share based payment. During the year ended December 31, 2014, the stockholders of UDR voted to amend and restate the LTIP to increase the number of shares reserved from 16,000,000 shares to 19,000,000 shares on an unadjusted basis for issuance upon the grant or exercise of awards under the LTIP. As of December 31, 2014, there were 10,067,371 common shares available for issuance under the LTIP.
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
A summary of UDR’s stock option and restricted stock activities during the year ended December 31, 2014 is as follows:

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

	Option Outstanding		Option Exercisable		Restricted Stock
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of shares	Weighted Average Fair Value Per Restricted Stock
Balance, December 31, 2013	2,430,127	$12.63	2,430,127	$12.63	758,745	$23.89
Granted	—	—	—	—	873,010	23.14
Exercised	(164,285)	10.06	(164,285)	10.06	—	—
Vested	—	—	—	—	(619,578)	22.70
Forfeited	—	—	—	—	(12,199)	23.74
Balance, December 31, 2014	2,265,842	$12.82	2,265,842	$12.82	999,978	$23.98

As of December 31, 2014, the Company had issued 4,517,514 shares of restricted stock under the LTIP.
Stock Option Plan
UDR has granted stock options to our employees, subject to certain conditions. Each stock option is exercisable into one common share.
There is no remaining compensation cost related to unvested stock options as of December 31, 2014.
During the year ended December 31, 2014, stock options with a fair value of $4.8 million were exercised.
The weighted average remaining contractual life on all options outstanding as of December 31, 2014 is 3.4 years. 1,830,672 of share options had exercise prices at $10.06; 404,291 of share options had exercise prices at $24.38; and 30,879 of share options had exercise prices at $25.10.
During the years ended December 31, 2014, 2013, and 2012, respectively, we recognized $0.0, $0.0, and $95,000 of net compensation expense related to outstanding stock options.
Restricted Stock Awards
Restricted stock awards are granted to Company employees, officers, and directors. The restricted stock awards are valued based upon the closing sales price of UDR common stock on the date of grant. Compensation expense is recorded under the straight-line method over the vesting period, which is generally three to four years. Restricted stock awards earn dividends payable in cash. Some of the restricted stock grants are based on the Company’s performance and are subject to adjustment during the initial one year performance period. For the years ended December 31, 2014, 2013, and 2012, we recognized $4.2 million, $3.6 million, and $3.7 million of compensation expense related to the amortization of restricted stock awards, respectively. The total remaining compensation cost on unvested restricted stock awards was $2.5 million and had a weighted average remaining contractual life of 1.1 years as of December 31, 2014.
Long-Term Incentive Compensation
In February 2014, certain officers of the Company were awarded a restricted stock grant under the 2014 Long-Term Incentive Program (“2014 LTI”). Fifty percent of the 2014 LTI award is based upon FFO as Adjusted and fifty percent is based on Total Shareholder Return (“TSR”) as measured relative to comparable apartment REITs. The actual amount that vests was determined in February 2015 based upon the actual achievement of the metrics. Each award vests pro rata over three years commencing with the establishment of the award and continuing for two years following determination of the amount of the award at the end of the annual performance period. The portion of the restricted stock grant based upon FFO as Adjusted was valued based upon the closing sales price of UDR common stock on the date of grant. The portion of the restricted stock grant based upon TSR was valued at $21.15 per share on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 23.8%.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

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
Compensation expense is recorded under the accelerated method over the vesting period for the 2014 LTI and 2013 LTI. For the year ended December 31, 2014 and 2013, we recognized $9.8 million and $5.9 million, respectively, of compensation expense related to the amortization of the awards. The total remaining compensation cost on unvested 2014 LTI and 2013 LTI awards was $5.8 million and had a weighted average remaining contractual life of 1.8 years as of December 31, 2014.
During 2010, certain officers of the Company were awarded a restricted stock grant under the 2010-2012 Long-Term Incentive Program (“2010-2012 LTI”). The actual amount of the awards that vested in 2012 was determined based upon the Company’s achievement of the specified performance metrics during the three-year performance period. The grants were valued on the grant date based upon the market price of UDR common stock on the date of grant. Compensation expense was recorded pro rata over the three-year performance period. For the year ended December 31, 2012, we recognized $4.9 million of compensation expense related to the amortization of the awards.
Profit Sharing Plan
Our profit sharing plan (the “Plan”) is a defined contribution plan covering all eligible full-time employees. Under the Plan, UDR makes discretionary profit sharing and matching contributions to the Plan as determined by the Compensation Committee of the Board of Directors. Aggregate provisions for contributions, both matching and discretionary, which are included in UDR’s Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012, was $854,000, $919,000, and $631,000, respectively.

10. INCOME TAXES
For 2014, 2013, and 2012, UDR believes that we have complied with the REIT requirements specified in the Code. As such, the REIT would generally not be subject to federal income taxes.
For income tax purposes, distributions paid to common stockholders may consist of ordinary income, qualified dividends, capital gains, unrecaptured section 1250 gains, return of capital, or a combination thereof. Distributions that exceed our current and accumulated earnings and profits constitute a return of capital rather than taxable income and reduce the stockholder’s basis in their common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the common shares, it generally will be treated as a gain from the sale or exchange of that stockholder’s common shares. Taxable distributions paid per common share were taxable as follows for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
	2014	2013	2012
Ordinary income	$0.695	$0.744	$0.174
Qualified ordinary income	0.139	—	—
Long-term capital gain	0.105	0.114	0.186
Unrecaptured section 1250 gain	0.076	0.067	0.515
Total	$1.015	$0.925	$0.875

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

We have a TRS that is subject to federal and state income taxes. A TRS is a C-corporation which has not elected REIT status and as such is subject to United States federal and state income tax. The components of the provision for income taxes are as follows for the years ended December 31, 2014, 2013, and 2012 (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Income tax (benefit)/expense
Current
Federal	$147	$(1,030)	$1,961
State	550	846	1,463
Total current	697	(184)	3,424
Deferred
Federal	20,138	(6,907)	(21,479)
State	5,159	(1,190)	(3,021)
Total deferred	25,297	(8,097)	(24,500)
Total income tax (benefit)/expense	$25,994	$(8,281)	$(21,076)
Classification of income tax (benefit)/expense
Continuing operations	$(15,098)	$(7,299)	$(30,717)
Gain/(loss) on sale of real estate owned	41,087	—	—
Discontinued operations	5	(982)	9,641
Deferred income taxes are provided for the change in temporary differences between the basis of certain assets and liabilities for financial reporting purposes and income tax reporting purposes. The expected future tax rates are based upon enacted tax laws. The components of our TRS deferred tax assets and liabilities are as follows for the years ended December 31, 2014, 2013, and 2012 (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Deferred tax assets:
Federal and state tax attributes	$—	$13,069	$1,464
Book/tax depreciation	6,692	19,354	12,345
Construction capitalization differences	75	—	6,635
Investment in partnerships	—	—	3,112
Debt and interest deductions	—	10,311	—
Other	401	—	2,009
Total deferred tax assets	7,168	42,734	25,565
Valuation allowance	—	(1,310)	(1,390)
Net deferred tax assets	7,168	41,424	24,175
Deferred tax liabilities:
Construction capitalization differences	—	(3,766)	—
Investment in partnerships	—	(5,080)	—
Other	(192)	(305)	—
Total deferred tax liabilities	(192)	(9,151)	—
Net deferred tax asset	$6,976	$32,273	$24,175

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

Income tax benefit/(expense), net differed from the amounts computed by applying the U.S. statutory rate of 35% to pretax income/(loss) for the years ended December 31, 2014, 2013, and 2012 as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Income tax (benefit)/expense
U.S. federal income tax (benefit)/expense	$28,819	$(8,493)	$21,853
State income tax provision	2,678	46	2,497
Other items	(137)	246	(1,682)
Conversion of certain TRS entities to REITs	(5,770)	—	—
Valuation allowance	404	(80)	(43,744)
Total income tax (benefit)/expense	$25,994	$(8,281)	$(21,076)
As of December 31, 2014, the Company, through our TRS, had federal net operating loss carryovers (“NOL”) of $19.5 million expiring in 2032 through 2033. As of December 31, 2014, the TRS had state NOLs of approximately $57.8 million expiring in 2020 through 2031. Prior to the conversion adjustment, as of December 31, 2014, the Company had a valuation allowance of $1.7 million against its state NOL. During the year ended December 31, 2014, the Company had a net change of $400,000 in the valuation allowance. These attributes are still available to the new REITs, but are carried at a zero effective tax rate.

For the year ended December 31, 2014, the Tax benefit/(provision), net increased $7.8 million as compared to 2013. The increase was primarily a result of the Company recognizing a one-time tax benefit of $5.8 million in 2014 related to the conversion of certain taxable REIT subsidiary entities into REITs. Additionally, Gain/(loss) on sale of real estate owned, net of tax included approximately $41.1 million of tax.
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
The Company evaluates our tax position using a two-step process. First, we determine whether a tax position is more likely than not (greater than 50 percent probability) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company will then determine the amount of benefit to recognize and record the amount of the benefit that is more likely than not to be realized upon ultimate settlement. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense. As of December 31, 2014 and 2013, UDR has no material unrecognized income tax benefits/(provisions).
The Company files income tax returns in federal and various state and local jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local income tax examination by tax authorities for years prior to 2010. The tax years 2010 through 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

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

The following table sets forth redeemable noncontrolling interests in the Operating Partnership for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,
	2014	2013
Redeemable noncontrolling interests in the Operating Partnership, beginning of year	$217,597	$223,418
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership	73,954	3,656
Conversion of OP Units to Common Stock	(4,372)	(1,817)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership	5,511	1,530
Distributions to redeemable noncontrolling interests in the Operating Partnership	(10,077)	(9,440)
Allocation of other comprehensive income/(loss)	(133)	250
Redeemable noncontrolling interests in the Operating Partnership, end of year	$282,480	$217,597

The following sets forth net income/(loss) attributable to common stockholders and transfers from redeemable noncontrolling interests in the Operating Partnership for the following periods (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Net income/(loss) attributable to common stockholders	$150,610	$41,088	$203,376
Conversion of OP units to UDR Common Stock	4,372	1,817	529
Change in equity from net income/(loss) attributable to common stockholders and conversion of OP units to UDR Common Stock	$154,982	$42,905	$203,905
Noncontrolling Interests
Noncontrolling interests represent interests of unrelated partners in certain consolidated affiliates, and is presented as part of equity in the Consolidated Balance Sheets since these interests are not redeemable. During the years ended December 31, 2014, 2013, and 2012, net (income)/loss attributable to noncontrolling interests was $3,000, $60,000, and $(140,000), respectively.
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
DECEMBER 31, 2014

•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of December 31, 2014 and 2013 are summarized as follows (dollars in thousands):

			Fair Value at December 31, 2014, Using
	Total Carrying Amount in Statement of Financial Position at December 31, 2014	Fair Value Estimate at December 31, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Notes receivable (a)	$14,369	$14,808	$—	$—	$14,808
Derivatives - Interest rate contracts (b)	88	88	—	88	—
Total assets	$14,457	$14,896	$—	$88	$14,808

Derivatives - Interest rate contracts (b)	$10,368	$10,368	$—	$10,368	$—
Secured debt instruments - fixed rate: (c)
Mortgage notes payable	401,210	415,663	—	—	415,663
Fannie Mae credit facilities	568,086	606,623	—	—	606,623
Secured debt instruments- variable rate: (c)
Mortgage notes payable	31,337	31,337	—	—	31,337
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	266,196	266,196	—	—	266,196
Unsecured debt instruments (c):
Commercial banks	152,500	152,500	—	—	152,500
Senior unsecured notes	2,069,076	2,144,125	—	—	2,144,125
Total liabilities	$3,593,473	$3,721,512	$—	$10,368	$3,711,144

Redeemable noncontrolling interests in the Operating Partnership (d)	$282,480	$282,480	$—	$282,480	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

			Fair Value at December 31, 2013, Using
	Total Carrying Amount in Statement of Financial Position at December 31, 2013	Fair Value Estimate at December 31, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Notes receivable (a)	$83,033	$83,833	$—	$—	83,833
Total assets	$83,033	$83,833	$—	$—	$83,833

Derivatives- Interest rate contracts (b)	$4,965	$4,965	$—	$4,965	$—
Secured debt instruments- fixed rate: (c)
Mortgage notes payable	445,706	466,375	—	—	466,375
Fannie Mae credit facilities	626,667	661,094	—	—	661,094
Secured debt instruments- variable rate: (c)
Mortgage notes payable	63,595	63,595	—	—	63,595
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	211,409	211,409	—	—	211,409
Unsecured debt instruments: (c)
Senior unsecured notes	2,081,626	2,149,003	—	—	2,149,003
Total liabilities	$3,528,668	$3,651,141	$—	$4,965	$3,646,176

Redeemable noncontrolling interests in the Operating Partnership (d)	$217,597	$217,597	$—	$217,597	$—

(a)	See Note 2, Significant Accounting Policies.

(b)	See Note 13, Derivatives and Hedging Activity.

(c)	See Note 6, Secured Debt and Unsecured Debt.

(d)	See Note 11, Noncontrolling Interests.

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2014 and 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
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
Financial Instruments Not Carried at Fair Value
At December 31, 2014, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
We consider various factors to determine if a decrease in the value of our investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary decrease in the value of its investments in unconsolidated joint ventures during the years ended December 31, 2014, 2013, and 2012.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2014, 2013, and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of fixed-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2014 the Company recorded a gain of approximately $3,000 from ineffectiveness in earnings attributable to a timing mismatch between the derivative and the hedged item. During the years ended December 31, 2013, and 2012, the Company recorded less than $1,000 of loss from ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item, and interest rate swaps with a fair value other than zero at inception of the hedging relationship.
Amounts reported in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets relate to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through December 31, 2015, the Company estimates that an additional $5.0 million will be reclassified as an increase to interest expense.
As of December 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	14	$365,000
Interest rate caps	3	$243,079
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a gain/(loss) of $(4,000), $271,000, and $290,000 for the years ended December 31, 2014, 2013, and 2012, respectively.
As of December 31, 2014, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	1	$96,409

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2014 and 2013 (dollars in thousands):

	Asset Derivatives (included in Other assets)		Liability Derivatives (included in Other liabilities)
	Fair Value at:		Fair Value at:
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate products	$86	$—	$10,368	$4,965

Derivatives not designated as hedging instruments:
Interest rate products	$2	$—	$—	$—
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Unrealized holding gain/(loss) Recognized in OCI (Effective Portion)			Gain/(Loss) Reclassified from Accumulated OCI into Interest expense (Effective Portion)			Gain/(Loss) Recognized in Interest expense (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Interest rate products	$(8,695)	$(469)	$(4,924)	$(4,834)	$(6,851)	$(7,649)	$3	$—	$—

	Gain/(Loss) Recognized in Interest and other income/(expense), net
	Year ended December 31,
Derivatives Not Designated as Hedging Instruments	2014	2013	2012
Interest rate products	$(4)	$271	$290
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
Certain of the Company’s agreements with its derivative counterparties contain provisions where if there is a change in the Company’s financial condition that materially changes the Company’s creditworthiness in an adverse manner, the Company may be required to fully collateralize its obligations under the derivative instrument. At December 31, 2014 and 2013, no cash collateral was posted or required to be posted by the Company or by a counterparty.
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
DECEMBER 31, 2014

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
As of December 31, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $10.6 million. If the Company had breached any of these provisions at December 31, 2014, it would have been required to settle its obligations under the agreements at their termination value of $10.6 million.

The Company has elected not to offset derivative positions in the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of December 31, 2014 and December 31, 2013 (dollars in thousands):

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Cash Collateral Received
December 31, 2014	$88	$—	$88	$(27)	$—	$61

December 31, 2013	$—	$—	$—	$—	$—	$—

(a) Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (a)	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Cash Collateral Posted
December 31, 2014	$10,368	$—	$10,368	$(27)	$—	$10,341

December 31, 2013	$4,965	$—	$4,965	$—	$—	$4,965
(a) Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

14. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Company’s real estate commitments at December 31, 2014 (dollars in thousands):

	Number of Properties	Costs Incurred to Date (a)		Expected Costs to Complete (unaudited)		Average Ownership Stake
Wholly-owned — under development	1	$177,632	(b)	$40,068		100%
Wholly-owned — redevelopment	1	83,778	(b)	14,222		100%
Joint ventures:
Unconsolidated joint ventures	3	225,013		172,155	(c)	Various
Participating loan investments	1	62,707	(d)	29,302	(e)	0%
Total		$549,130		$255,747

(a) Represents 100% of project costs incurred to date.

(b) Costs incurred to date include $14.7 million and $1.8 million of accrued fixed assets for development and redevelopment, respectively.

(c) Represents UDR’s contributed and remaining equity commitment in unconsolidated joint ventures.

(d) Represents the participating loan balance funded as of December 31, 2014.

(e) Represents UDR’s remaining participating loan commitment for Steele Creek.
Ground and Other Leases
UDR owns six communities which are subject to ground leases expiring between 2019 and 2103. In addition, UDR is a lessee to various operating leases related to office space rented by the Company with expiration dates through 2016. Future minimum lease payments as of December 31, 2014 are as follows (dollars in thousands):

	Ground Leases (a)	Office Space
2015	$5,412	$709
2016	5,412	124
2017	5,412	76
2018	5,412	76
2019	5,412	76
Thereafter	313,735	109
Total	$340,795	$1,170

(a)
For purposes of our ground lease contracts, the Company uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a reset provision based on the communities appraised value or consumer price index but does not include a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term.

UDR incurred $5.4 million, $5.2 million, $5.1 million of ground rent expense for the years ended December 31, 2014, 2013, and 2012, respectively. These costs are reported within the line item Other Operating Expenses on the Consolidated Statements of Operations. The Company incurred $1.3 million, $1.3 million, $1.1 million of rent expense related to office space for the years ended December 31, 2014, 2013, and 2012, respectively. These costs are included in General and Administrative on the Consolidated Statements of Operations. In February 2015, the Company acquired the office building in Highlands

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

Ranch, Colorado, which housed its corporate offices it had previously leased. See Note 4, Real Estate Owned, for additional details.
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
UDR owns and operates multifamily apartment communities that generate rental and other property related income through the leasing of apartment homes to a diverse base of tenants. The primary financial measures for UDR’s apartment communities are rental income and NOI. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. NOI is defined as rental income less direct property rental expenses. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI is property management expense which is calculated as 2.75% of property revenue to cover the regional supervision and accounting costs related to consolidated property operations, and land rent. UDR’s chief operating decision maker utilizes NOI as the key measure of segment profit or loss.
UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•
Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2013 and held as of December 31, 2014. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

•
Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the years ended December 31, 2014, 2013, and 2012.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

The following table details rental income and NOI from continuing and discontinued operations for UDR’s reportable segments for the years ended December 31, 2014, 2013, and 2012, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. in the Consolidated Statements of Operations (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Reportable apartment home segment rental income
Same-Store Communities
West Region	$245,803	$231,156	$218,268
Mid-Atlantic Region	161,566	160,208	155,777
Southeast Region	107,991	102,988	97,699
Northeast Region	60,796	58,075	54,461
Southwest Region	54,810	52,302	46,800
Non-Mature Communities/Other	174,183	150,907	171,239
Total segment and consolidated rental income	$805,149	$755,636	$744,244

Reportable apartment home segment NOI
Same-Store Communities
West Region	$178,926	$166,033	$154,205
Mid-Atlantic Region	111,762	111,643	108,490
Southeast Region	71,528	67,264	63,122
Northeast Region	44,897	42,350	39,377
Southwest Region	33,725	31,927	27,878
Non-Mature Communities/Other	115,483	94,824	111,128
Total segment and consolidated NOI	556,321	514,041	504,200
Reconciling items:
Joint venture management and other fees	13,044	12,442	11,911
Property management	(22,142)	(20,780)	(20,465)
Other operating expenses	(8,271)	(7,136)	(5,718)
Real estate depreciation and amortization	(358,154)	(341,490)	(350,401)
General and administrative	(47,800)	(42,238)	(43,792)
Casualty-related recoveries/(charges), net	(541)	12,253	(8,495)
Other depreciation and amortization	(5,775)	(6,741)	(4,105)
Income/(loss) from unconsolidated entities	(7,006)	(415)	(8,579)
Interest expense	(130,454)	(126,083)	(138,792)
Interest and other income/(expense), net	11,837	4,681	2,703
Tax benefit/(provision), net	15,136	7,299	30,282
Gain/(loss) on sale of real estate owned, net of tax	143,647	40,449	251,554
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership	(5,511)	(1,530)	(7,986)
Net (income)/loss attributable to noncontrolling interests	3	60	(140)
Net income/(loss) attributable to UDR, Inc.	$154,334	$44,812	$212,177

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

The following table details the assets of UDR’s reportable segments as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014	December 31, 2013
Reportable apartment home segment assets:
Same-Store communities:
West Region	$2,358,444	$2,337,980
Mid-Atlantic Region	1,410,156	1,395,772
Southeast Region	786,438	785,134
Northeast Region	746,550	738,805
Southwest Region	440,721	434,875
Non-mature Communities/Other	2,640,950	2,515,411
Total segment assets	8,383,259	8,207,977
Accumulated depreciation	(2,434,772)	(2,208,794)
Total segment assets — net book value	5,948,487	5,999,183
Reconciling items:
Cash and cash equivalents	15,224	30,249
Restricted cash	22,340	22,796
Deferred financing costs, net	22,686	26,924
Notes receivable, net	14,369	83,033
Investment in and advances to unconsolidated joint ventures, net	718,226	507,655
Other assets	105,202	137,882
Total consolidated assets	$6,846,534	$6,807,722
Capital expenditures related to our Same-Store Communities totaled $55.3 million, $47.5 million, and $46.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. Capital expenditures related to our Non-Mature Communities/Other totaled $8.1 million, $8.3 million, and $8.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Markets included in the above geographic segments are as follows:

i.	West Region — Orange County, San Francisco, Seattle, Monterey Peninsula, Los Angeles, Other Southern California, and Portland

ii.	Mid-Atlantic Region — Metropolitan D.C., Baltimore, Richmond, Norfolk, and Other Mid-Atlantic

iii.	Southeast Region — Tampa, Orlando, Nashville, and Other Florida

iv.	Northeast Region — New York and Boston

v.	Southwest Region — Dallas and Austin

16. CASUALTY-RELATED (RECOVERIES)/CHARGES

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
Based on the claims filed and management’s estimates, the Company recognized a $9.0 million impairment charge for the damaged assets’ net book value and incurred $10.4 million of repair and cleanup costs during the year ended December 31, 2012. The impairment charge and the repair and cleanup costs incurred were reduced as of December 31, 2012 by $14.5 million of estimated insurance recovery, and were classified in Casualty-related (recoveries)/charges, net on the Consolidated

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

Statements of Operations. During the year ended December 31, 2013, no material adjustments to the impairment charge and the repair and cleanup costs incurred were recognized. With the exception of one of the properties that is under redevelopment at December 31, 2013, the rehabilitation of the remaining two properties was substantially completed as of December 31, 2013 and was completed during 2014.
As of December 31, 2013, the Company had settled the Hurricane Sandy claims and received insurance proceeds in excess of the $14.5 million estimated insurance recovery receivable related to the impairment charge and the repair and cleanup costs incurred. As a result, the Company recognized a Casualty-related recovery of approximately $4.8 million and a casualty gain of approximately $654,000 for the year ended December 31, 2013. Both the recovery and casualty gain were classified in Casualty-related (recoveries)/charges, net on the Consolidated Statements of Operations.
Based on the claims filed and management’s estimates, the Company recognized $4.4 million of business interruption losses for the year ended December 31, 2012, of which $3.6 million were related to rent concession rebates provided to residents during the period the properties were uninhabitable and were classified in Casualty-related (recoveries)/charges, net on the Consolidated Statements of Operations, and $767,000 were related to rent that was not contractually receivable and were classified as a reduction to Rental income on the Consolidated Statements of Operations. As noted below, the Company recovered from the insurance carrier approximately $4.2 million of the $4.4 million of 2012 business interruption losses. The Company estimates that it incurred an additional $3.4 million of business interruption losses for the year ended December 31, 2013. As noted below, the Company recovered from the insurance carrier approximately $2.6 million of the $3.4 million of 2013 business interruption losses.
During the year ended December 31, 2013, the Company received approximately $6.8 million of insurance proceeds for recovery of business interruption losses. Of the $6.8 million of insurance proceeds received in 2013, $4.2 million related to recovery of business interruption losses incurred in 2012 and the remaining $2.6 million related to recovery of business interruption losses incurred in 2013. The $6.8 million of recovery was classified in Casualty-related (recoveries)/charges, net on the Consolidated Statements of Operations as of December 31, 2013.

During the year ended December 31, 2014, the Company recorded $541,000 of casualty-related losses due to property damage incurred during an earthquake and a storm in California, all of which are included in Casualty-related (recoveries)/charges, net on the Consolidated Statements of Operations.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

17. UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA
Selected consolidated quarterly financial data for the three and twelve months ended December 31, 2014 and 2013 is summarized in the table below (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2014
Rental income (a)	$194,352	$200,959	$203,587	$206,104
Income/(loss) from continuing operations	(5,195)	4,359	10,611	6,485
Income/(loss) from discontinued operations, net of tax	(87)	18	79	—
Net income/(loss) attributable to common stockholders	17,430	29,076	39,618	64,486
Income/(loss) attributable to common stockholders per weighted average common share (b):
Basic and diluted	$0.07	$0.12	$0.16	$0.25
Weighted average number of shares outstanding
Basic	250,177	250,255	251,655	253,983
Diluted	251,822	252,191	253,732	256,000
2013
Rental income (a)	$181,961	$186,285	$187,917	$190,321
Income/(loss) from continuing operations	(1,162)	4,525	2,351	(3,374)
Income/(loss) from discontinued operations, net of tax	853	829	884	41,376
Net income/(loss) attributable to common stockholders	(1,199)	4,261	2,257	35,769
Income/(loss) attributable to common stockholders per weighted average common share (b):
Basic and diluted	$(0.00)	$0.02	$0.01	$0.14
Weighted average number of shares outstanding
Basic	249,917	249,985	249,985	249,987
Diluted	249,917	251,406	251,454	249,987

(a)	Represents rental income from continuing operations, excluding amounts classified as discontinued operations.

(b)	Quarterly income/(loss) per share amounts may not total to the annual amounts.

[This page is intentionally left blank.]

Report of Independent Registered Public Accounting Firm
The Partners
United Dominion Realty, L.P.

We have audited the accompanying consolidated balance sheets of United Dominion Realty, L.P. (the “Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income/(loss), changes in capital, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Dominion Realty, L.P. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Notes 2 and 3 to the consolidated financial statements, the Partnership changed its reporting of discontinued operations as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.

/s/ Ernst & Young LLP

Denver, Colorado
February 24, 2015

UNITED DOMINION REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	December 31, 2014	December 31, 2013
ASSETS
Real estate owned:
Real estate held for investment	$4,238,770	$4,108,417
Less: accumulated depreciation	(1,403,303)	(1,241,574)
Real estate held for investment, net	2,835,467	2,866,843
Real estate under development (net of accumulated depreciation of $0)	—	80,063
Total real estate owned, net of accumulated depreciation	2,835,467	2,946,906
Cash and cash equivalents	502	1,897
Restricted cash	13,811	13,526
Deferred financing costs, net	4,475	5,848
Other assets	24,029	25,064
Total assets	$2,878,284	$2,993,241

LIABILITIES AND CAPITAL
Liabilities:
Secured debt	$931,959	$934,865
Notes payable due to General Partner	88,696	88,696
Real estate taxes payable	7,061	6,228
Accrued interest payable	3,284	3,323
Security deposits and prepaid rent	18,387	14,172
Distributions payable	47,788	43,253
Deferred gains on the sale of depreciable property	24,622	63,838
Accounts payable, accrued expenses, and other liabilities	22,436	35,769
Total liabilities	1,144,233	1,190,144

Commitments and contingencies (Note 11)

Capital:
Partners’ capital:
General partner: 110,883 OP Units outstanding at December 31, 2014 and 2013	1,105	1,163
Limited partners: 183,167,815 OP Units outstanding at December 31, 2014 and 2013	1,702,971	1,797,836
Accumulated other comprehensive loss	(1,075)	(3,065)
Total partners’ capital	1,703,001	1,795,934
Advances (to)/from General Partner	13,624	(9,916)
Noncontrolling interests	17,426	17,079
Total capital	1,734,051	1,803,097
Total liabilities and capital	$2,878,284	$2,993,241
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Year Ended December 31,
	2014	2013	2012
REVENUES:
Rental income	$422,634	$401,853	$384,946

OPERATING EXPENSES:
Property operating and maintenance	75,211	75,019	72,843
Real estate taxes and insurance	47,110	45,139	40,866
Property management	11,622	11,051	10,587
Other operating expenses	5,172	5,728	5,272
Real estate depreciation and amortization	179,176	179,367	191,731
General and administrative	28,541	24,808	26,204
Casualty-related (recoveries)/charges, net	541	(8,083)	5,518
Total operating expenses	347,373	333,029	353,021

Operating income	75,261	68,824	31,925

Interest expense	37,114	34,989	43,277
Interest expense on note payable due to General Partner	4,603	1,069	1,957
Income/(loss) from continuing operations	33,544	32,766	(13,309)
Income/(loss) from discontinued operations	—	45,176	57,643
Income/(loss) before gain/(loss) on sale of real estate owned	33,544	77,942	44,334
Gain/(loss) on sale of real estate owned	63,635	—	—
Net income/(loss)	97,179	77,942	44,334
Net (income)/loss attributable to noncontrolling interests	(952)	(4,566)	(352)
Net income/(loss) attributable to OP unitholders	$96,227	$73,376	$43,982

Income/(loss) per weighted average OP Unit - basic and diluted:
Income/(loss) from continuing operations attributable to OP unitholders	$0.53	$0.16	$(0.07)
Income/(loss) from discontinued operations attributable to OP unitholders	—	0.24	0.31
Net income/(loss) attributable to OP unitholders	$0.53	$0.40	$0.24

Weighted average OP Units outstanding - basic and diluted	183,279	184,196	184,281
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income/(loss)	$97,179	$77,942	$44,334
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(285)	(348)	(1,898)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	2,275	2,652	3,431
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	1,990	2,304	1,533
Comprehensive income/(loss)	99,169	80,246	45,867
Comprehensive (income)/loss attributable to noncontrolling interests	(952)	(4,566)	(352)
Comprehensive income/(loss) attributable to OP unitholders	$98,217	$75,680	$45,515
See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(In thousands)

	Class A Limited Partner	Limited Partners	UDR, Inc.		Accumulated Other Comprehensive Income/(Loss), net	Total Partners’ Capital	Advances (to)/from General Partner	Noncontrolling Interests
			Limited Partner	General Partner					Total
Balance at December 31, 2011	$43,967	$192,508	$1,803,926	$1,293	$(6,902)	$2,034,792	$(193,584)	$12,161	$1,853,369
Distributions	(2,328)	(6,738)	(153,846)	(96)	—	(163,008)	—	—	(163,008)
OP Unit redemptions for common shares of UDR	—	(529)	529	—	—	—	—	—	—
OP Unit redemptions for cash	—	(133)	133	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	(596)	(5,166)	5,762	—	—	—	—	—	—
Net income/(loss)	613	1,820	41,523	26	—	43,982	—	352	44,334
Other comprehensive income/(loss)	—	—	—	—	1,533	1,533	—	—	1,533
Net change in advances (to)/from General Partner	—	—	—	—	—	—	182,528	—	182,528
Balance at December 31, 2012	41,656	181,762	1,698,027	1,223	(5,369)	1,917,299	(11,056)	12,513	1,918,756
Distributions	(2,324)	(7,118)	(164,170)	(104)	—	(173,716)	—	—	(173,716)
OP Unit redemptions for common shares of UDR	—	(1,817)	1,817	—	—	—	—	—	—
Distribution of community to UDR	—	—	(23,329)	—	—	(23,329)	(53,712)	—	(77,041)
Adjustment to reflect limited partners’ capital at redemption value	702	852	(1,554)	—	—	—	—	—	—
Net income/(loss)	868	3,016	69,448	44	—	73,376	—	4,566	77,942
Other comprehensive income/(loss)	—	—	—	—	2,304	2,304	—	—	2,304
Net change in advances (to)/from General Partner	—	—	—	—	—	—	54,852	—	54,852
Balance at December 31, 2013	40,902	176,695	1,580,239	1,163	(3,065)	1,795,934	(9,916)	17,079	1,803,097
Distributions	(2,328)	(7,789)	(180,917)	(116)	—	(191,150)	—	—	(191,150)
OP Unit redemptions for common shares of UDR	—	(4,371)	4,371	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	14,493	60,020	(74,513)	—	—	—	—	—	—
Net income/(loss)	920	3,938	91,311	58	—	96,227	—	952	97,179
Other comprehensive income/(loss)	—	—	—	—	1,990	1,990	—	—	1,990
Net change in advances (to)/from General Partner	—	—	—	—	—	—	23,540	(605)	22,935
Balance at December 31, 2014	$53,987	$228,493	$1,420,491	$1,105	$(1,075)	$1,703,001	$13,624	$17,426	$1,734,051
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating Activities
Net income/(loss)	$97,179	$77,942	$44,334
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	179,176	181,302	195,051
Net gain on the sale of depreciable property	(63,635)	(41,518)	(51,094)
Casualty-related (recoveries)/charges, net	541	(270)	5,518
Other	1,956	2,097	3,624
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(1,756)	(11,685)	(1,543)
Increase/(decrease) in operating liabilities	(5,429)	478	5,205
Net cash provided by/(used in) operating activities	208,032	208,346	201,095

Investing Activities
Proceeds from sales of real estate investments, net	47,922	79,437	113,175
Development of real estate assets	(47,220)	(66,407)	(36,804)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(47,352)	(76,984)	(72,098)
Net cash provided by/(used in) investing activities	(46,650)	(63,954)	4,273

Financing Activities
Advances (to)/from General Partner, net	(153,751)	(92,537)	29,391
Proceeds from the issuance of secured debt	5,909	—	26,054
Payments on secured debt	(4,995)	(42,237)	(249,680)
Distributions paid to partnership unitholders	(9,929)	(9,348)	(9,033)
Payments of financing costs	(11)	(1,177)	—
Net cash provided by/(used in) financing activities	(162,777)	(145,299)	(203,268)
Net increase/(decrease) in cash and cash equivalents	(1,395)	(907)	2,100
Cash and cash equivalents, beginning of year	1,897	2,804	704
Cash and cash equivalents, end of year	$502	$1,897	$2,804

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$44,629	$42,506	$48,545
Non-cash transactions:
Real estate distributed to the General Partner	—	74,586	—
OP Units redeemed by General Partner in partial consideration for real estate distributed	—	23,329	—
Reallocation of credit facilities debt from General Partner	—	13,682	—
Development costs and capital expenditures incurred but not yet paid	7,254	6,371	7,440
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

1. CONSOLIDATION AND BASIS OF PRESENTATION
United Dominion Realty, L.P. (“UDR, L.P.,” the “Operating Partnership,” “we” or “our”) is a Delaware limited partnership that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the years ended December 31, 2014, 2013, and 2012, rental revenues of the Operating Partnership represented 52%, 54%, 54%, respectively, of the General Partner’s consolidated rental revenues (including those classified within discontinued operations). At December 31, 2014, the Operating Partnership’s apartment portfolio consisted of 68 communities located in 17 markets consisting of 20,814 apartment homes.
Interests in UDR, L.P. are represented by operating partnership units (“OP Units”). The Operating Partnership’s net income is allocated to the partners, which is initially based on their respective distributions made during the year and secondly, their percentage interests. Distributions are made in accordance with the terms of the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. (the “Operating Partnership Agreement”), on a per unit basis that is generally equal to the dividend per share on UDR’s common stock, which is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “UDR.”
As of December 31, 2014, there were 183,278,698 OP Units outstanding, of which 174,113,225 or 95.0% were owned by UDR and affiliated entities and 9,165,473 or 5.0% were owned by non-affiliated limited partners. There were 183,278,698 OP Units in the Operating Partnership outstanding as of December 31, 2013, of which 173,959,774 or 94.9% were owned by UDR and affiliated entities and 9,318,924 or 5.1% were owned by non-affiliated limited partners.
As sole general partner of the Operating Partnership, UDR owned 110,883 general partnership interest units or 0.06% of the total OP Units outstanding as of December 31, 2014 and 2013. At December 31, 2014 and 2013, there were 183,167,815 OP Units outstanding, of which 1,873,332 were Class A Limited Partnership OP Units. UDR owned 174,002,342 or 95.0% and 173,848,891 or 94.9% at December 31, 2014 and 2013, respectively. The remaining 9,165,473 or 5.0% and 9,318,924 or 5.1% OP Units outstanding of limited partnership interest were held by non-affiliated partners at December 31, 2014 and 2013, respectively, of which 1,751,671 were Class A Limited Partnership units. See Note 9, Capital Structure.
The Operating Partnership evaluated subsequent events through the date its financial statements were issued. No recognized or non-recognized subsequent events were noted.

2. SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which incorporates a requirement that a disposition represent a strategic shift in an entity’s operations into the definition of a discontinued operation. In accordance with the ASU, a discontinued operation represents (1) a component of an entity or group of components that has been disposed of or is classified as held for sale in a single transaction and represents a strategic shift that has or will have a major effect on an entity’s financial results, or (2) an acquired business that is classified as held for sale on the date of acquisition. A strategic shift could include a disposal of (1) a separate major line of business, (2) a separate major geographic area of operations, (3) a major equity method investment, or (4) other major parts of an entity. The standard requires prospective application and will be effective for interim and annual periods beginning on or after December 15, 2014, with early adoption permitted. The early adoption provision excludes components of an entity that were sold or classified as held for sale prior to the adoption of the standard.
The Operating Partnership elected to early adopt this standard effective January 1, 2014, which had a significant impact on the Operating Partnership’s consolidated financial statements as further discussed in Note 3, Discontinued Operations. Subsequent to the Operating Partnership’s adoption of ASU 2014-08, the sale of real estate that does not meet the definition of a discontinued operation under the standard is included in Gain/(loss) on sale of real estate owned, net of tax on the Consolidated Statements of Operations.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard specifically excludes lease contracts. The ASU allows for the use of either the full or modified retrospective transition method, and the standard will be effective for the Operating Partnership on January 1, 2017; early adoption is not permitted. The Operating Partnership has not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
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
Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Operating Partnership capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the years ended December 31, 2014, 2013, and 2012 were $2.0 million, $2.5 million, and $2.1 million, respectively. During the years ended December 31, 2014, 2013, and 2012, total interest capitalized was $2.9 million, $5.9 million, $3.7 million, respectively. As each home in a capital project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization on the related portion and depreciation commences over the estimated useful life.
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

During the year ended December 31, 2013, the Operating Partnership corrected an error in the General Partner’s ownership interest in one of the consolidated subsidiaries. The correction increased the General Partner’s ownership interest resulting in a cumulative adjustment increasing Net (income)/loss attributable to noncontrolling interests by $3.3 million on the Consolidated Statements of Operations with a corresponding increase to Noncontrolling interests on the Consolidated Balance

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

Sheets. Management believes the impact of the cumulative adjustment in 2013 is immaterial to the financial statements taken as a whole.
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
Management of the Operating Partnership has reviewed all open tax years (2010 through 2013) and major jurisdictions, and concluded there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns.
Discontinued Operations
Under GAAP, the results of operations for those properties sold during the year or classified as held for sale at the end of the current year are classified as discontinued operations in the current and prior periods. Further, to meet the discontinued operations criteria, the Operating Partnership or related parties will not have any significant continuing involvement in the ownership or operation of the property after the sale or disposition. Once a property is classified as held for sale, depreciation is no longer recorded. However, if the Operating Partnership determines that the property no longer meets the criteria for held for sale, the Operating Partnership will recapture any unrecorded depreciation on the property. The assets and liabilities, if any, of properties classified as held for sale are presented separately on the Consolidated Balance Sheets at lower of their carrying amount or their estimated fair value less the costs to sell the assets. (See Note 3, Discontinued Operations and Assets Held for Sale, for further discussion).
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
Advertising Costs
All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item General and administrative. During the years ended December 31, 2014, 2013, and 2012, total advertising expense from continuing and discontinued operations was $2.5 million, $2.5 million, and $2.4 million, respectively.
Comprehensive Income/(Loss)
Comprehensive income/(loss), which is defined as the change in capital during each period from transactions and other events and circumstances from nonowner sources, including all changes in capital during a period except for those resulting from investments by or distributions to partners, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the years ended December 31, 2014, 2013, and 2012, the Operating Partnership’s other comprehensive

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges and (gain)/loss reclassified from other comprehensive income/(loss) into earnings. The (gain)/loss reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 8, Derivatives and Hedging Activity, for further discussion.
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
Market Concentration Risk
The Operating Partnership is subject to increased exposure from economic and other competitive factors specific to those markets where it holds a significant percentage of the carrying value of its real estate portfolio at December 31, 2014, the Operating Partnership held greater than 10% of the carrying value of its real estate portfolio in the Orange County, California; San Francisco, California; Metropolitan D.C.; and New York, New York markets.
3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
Effective January 1, 2014, UDR, L.P. prospectively adopted ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, for all communities not previously sold or classified as held for sale. The standard had a material impact on the Operating Partnership’s consolidated financial statements. As a result of adopting the ASU, during the year ended December 31, 2014, gains, net of tax, of $62.5 million from disposition of real estate, excluding a $1.1 million gain related to the sale of land, are included in Gain/(loss) on sale of real estate owned, net of tax on the Consolidated Statements of Operations rather than in Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations.
Prior to the prospective adoption of ASU 2014-08, FASB Accounting Standards Codification ("ASC") Subtopic 205-20 required, among other things, that the primary assets and liabilities and the results of operations of the Operating Partnership’s real properties that have been sold or are held for disposition, be classified as discontinued operations and segregated in UDR, L.P.’s Consolidated Statements of Operations and Consolidated Balance Sheets. Consequently, the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition prior to January 1, 2014 are accounted for as discontinued operations for all periods presented. This presentation does not have an impact on net income available to common stockholders; it only results in the reclassification of the operating results within the Consolidated Statements of Operations for the periods ended December 31, 2014, 2013, and 2012.
During the year ended December 31, 2013, the Operating Partnership sold two communities in the Sacramento market with 914 apartment homes for gross proceeds of $81.1 million. During the year ended December 31, 2012, the Operating Partnership sold four communities with 1,314 apartment homes. At December 31, 2014 and 2013, the Operating Partnership had no communities that met the criteria to be classified as held for sale and included in Income/(loss) from discontinued operations on the Consolidated Statements of Operations.
During the years ended December 31, 2014, 2013, and 2012, the Operating Partnership recognized net gain/(loss) on the sale of depreciable properties of $0, $41.5 million, and $51.1 million, respectively, in Income/(loss) from discontinued operations on the Consolidated Statements of Operations.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

The following is a summary of income from discontinued operations for the years ended December 31, 2014, 2013, and 2012 (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Rental income	$—	$8,989	$15,745
Rental expenses	—	3,149	5,444
Property management	—	247	432
Real estate depreciation	—	1,935	3,320
Income/(loss) attributable to disposed properties	—	3,658	6,549
Net gain/(loss) on the sale of depreciable properties	—	41,518	51,094
Income/(loss) from discontinued operations	$—	$45,176	$57,643

4. REAL ESTATE OWNED
Real estate assets owned by the Operating Partnership consists of income producing operating properties, properties under development, land held for future development, and sold or held for sale properties. At December 31, 2014, the Operating Partnership owned and consolidated 68 communities in nine states plus the District of Columbia totaling 20,814 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014	December 31, 2013
Land	$1,008,014	$1,004,447
Depreciable property — held and used:
Buildings, improvements, and furniture, fixtures and equipment	3,230,756	3,103,970
Under development:
Land	—	9,447
Construction in progress	—	70,616
Real estate owned	4,238,770	4,188,480
Accumulated depreciation	(1,403,303)	(1,241,574)
Real estate owned, net	$2,835,467	$2,946,906
The Operating Partnership had no acquisitions during the years ended December 31, 2014, 2013 and 2012.
During the year ended December 31, 2014, the Operating Partnership sold one community and an adjacent parcel of land in San Diego, California for gross proceeds of $48.7 million, resulting in a $24.4 million gain and net proceeds of $47.9 million. The Operating Partnership also recorded a gain of $39.2 million in connection with the sale of two communities, one in Tampa, Florida and one in Los Angeles, California, which was previously deferred. The total gains of $63.6 million were included in Gain/(loss) on sale of real estate owned on the Consolidated Statements of Operations.
In November 2013, the Operating Partnership distributed the development property Los Alisos to the General Partner. See Note 6, Related Party Transactions, for more details.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

5. DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of December 31, 2014 and 2013 (dollars in thousands):

	Principal Outstanding		For the Year Ended December 31, 2014
	December 31,		Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
	2014	2013
Fixed Rate Debt
Mortgage notes payable	$378,371	$386,803	5.47%	1.6	5
Fannie Mae credit facilities	333,828	379,003	4.90%	4.6	10
Total fixed rate secured debt	712,199	765,806	5.20%	3.0	15
Variable Rate Debt
Tax-exempt secured note payable	27,000	27,000	0.93%	17.2	1
Fannie Mae credit facilities	192,760	142,059	1.83%	6.0	5
Total variable rate secured debt	219,760	169,059	1.72%	7.4	6
Total secured debt	$931,959	$934,865	4.38%	4.0	21

As of December 31, 2014, an aggregate commitment of $526.6 million of the General Partner's secured credit facilities with Fannie Mae was allocated to the Operating Partnership based on the ownership of the assets securing the debt. The entire commitment was outstanding at December 31, 2014. The Fannie Mae credit facilities mature at various dates from May 2017 through July 2023 and bear interest at floating and fixed rates. At December 31, 2014, $333.8 million of the outstanding balance was fixed at a weighted average interest rate of 4.90% and the remaining balance of $192.8 million on these facilities had a weighted average variable interest rate of 1.83%. During 2013, the General Partner reallocated an additional $13.7 million of the Fannie Mae credit facilities to the Operating Partnership. The following is information related to the credit facilities allocated to the Operating Partnership (dollars in thousands):

	December 31, 2014	December 31, 2013
Borrowings outstanding	$526,588	$521,062
Weighted average borrowings during the period ended	527,592	522,007
Maximum daily borrowings during the period ended	528,659	523,187
Weighted average interest rate during the period ended	4.1%	4.2%
Interest rate at the end of the period	4.0%	4.1%
The Operating Partnership may from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair value adjustment of the fixed rate debt instruments on the Operating Partnership’s properties was a net premium of $6.2 million and $10.0 million at December 31, 2014 and 2013, respectively.
Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from December 2015 through May 2019 and carry interest rates ranging from 3.43% to 5.94%.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

Secured credit facilities. At December 31, 2014, the General Partner had borrowings against its fixed rate facilities of $568.1 million, of which $333.8 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of December 31, 2014, the fixed rate Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average fixed interest rate of 4.90%.
Variable Rate Debt
Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures in March 2032. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 0.93% as of December 31, 2014.
Secured credit facilities. At December 31, 2014, the General Partner had borrowings against its variable rate facilities of $266.2 million, of which $192.8 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of December 31, 2014, the variable rate borrowings under the Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average floating interest rate of 1.83%.
The aggregate maturities of the Operating Partnership’s secured debt due during each of the next five calendar years subsequent to December 31, 2014 are as follows (dollars in thousands):

	Fixed		Variable
	Mortgage Notes Payable	Secured Credit Facilities	Tax-Exempt Secured Notes Payable	Secured Credit Facilities	Total
2015	$192,637	$366	$—	$—	$193,003
2016	130,951	385	—	—	131,336
2017	913	15,640	—	6,566	23,119
2018	968	111,052	—	96,974	208,994
2019	52,902	123,096	—	—	175,998
Thereafter	—	83,289	27,000	89,220	199,509
Total	$378,371	$333,828	$27,000	$192,760	$931,959
Guarantor on Unsecured Debt
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility, with an aggregate borrowing capacity of $900 million, $250 million of term notes due June 2018, $100 million of term notes due June 2018, $300 million of medium-term notes due June 2018, $300 million of medium-term notes due October 2020, $400 million of medium-term notes due January 2022, and $300 million of medium-term notes due July 2024. As of December 31, 2014, there were $152.5 million outstanding borrowings under the unsecured credit facility. As of December 31, 2013, there was no outstanding balance under the unsecured credit facility.
6. RELATED PARTY TRANSACTIONS
Advances (To)/From the General Partner
The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had net advances (to)/from the General Partner of $13.6 million and $(9.9) million at December 31, 2014 and 2013, respectively, which is reflected as an increase/(reduction) of capital on the Consolidated Balance Sheets.
Allocation of General and Administrative Expenses
The General Partner provides various general and administrative and other overhead services for the Operating Partnership including legal assistance, acquisitions analysis, marketing and advertising, and allocates these expenses to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on its pro-rata

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

portion of UDR’s total apartment homes. During the years ended December 31, 2014, 2013, and 2012, the general and administrative expenses allocated to the Operating Partnership by UDR were $27.4 million, $23.5 million, and $25.2 million, respectively, and are included in General and administrative on the Consolidated Statements of Operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.
During the years ended December 31, 2014, 2013, and 2012, the Operating Partnership incurred $12.7 million, $12.3 million, and $11.9 million, respectively, of related party management fees related to a management agreement entered into in 2011 with wholly-owned subsidiaries of our TRS. (See further discussion in paragraph below.) These related party management fees are initially recorded within the line item General and administrative on the Consolidated Statements of Operations, and a portion related to management fees charged by the TRS of the General Partner is reclassified to Property management on the Consolidated Statements of Operations. (See further discussion below.)
Management Fee
In 2011, the Operating Partnership entered into a management agreement with wholly-owned subsidiaries of our TRS. Under the management agreement, the Operating Partnership is charged a management fee equal to 2.75% of gross rental revenues, which is reported in Property management on the Consolidated Statements of Operations.
Guaranties by the General Partner
The Operating Partnership provided a “bottom dollar” guaranty to certain limited partners as part of their original contribution to the Operating Partnership. The guaranty protects the tax basis of the underlying contribution and is reflected on the OP unitholder’s Schedule K-1 tax form. The guaranty was made in the form of a note payable issued by the Operating Partnership to the General Partner at an annual interest rate of 5.18% for the years ended December 31, 2014 and 2013, respectively. On December 31, 2013, the note was renewed at an annual interest rate of 5.18%. Interest payments are made monthly and the renewed note is due December 31, 2023. At December 31, 2014 and 2013, the note payable due to the General Partner was $83.2 million, respectively.
In 2011, the Operating Partnership also provided a “bottom dollar” guaranty in conjunction with 1,802,239 OP Units issued in partial consideration to the seller for the acquisition of an operating community. The guaranty was made in the form of a note payable issued by the Operating Partnership to the General Partner at an annual interest rate of 5.34%. Interest payments are due monthly and the note matures on August 31, 2021. At December 31, 2014 and 2013, the note payable due to the General Partner was $5.5 million.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of December 31, 2014 and 2013 are summarized as follows (dollars in thousands):

			Fair Value at December 31, 2014, Using
	Total Carrying Amount in Statement of Financial Position at	Fair Value Estimate at	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2014	December 31, 2014
Description:
Derivatives- Interest rate contracts (a)	$39	$39	$—	$39	$—
Total assets	$39	$39	$—	$39	$—

Derivatives - Interest rate contracts (a)	$918	$918	$—	$918	$—
Secured debt instruments - fixed rate: (b)
Mortgage notes payable	378,371	391,835	—	—	391,835
Fannie Mae credit facilities	333,828	355,470	—	—	355,470
Secured debt instruments - variable rate: (b)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Fannie Mae credit facilities	192,760	192,760	—	—	192,760
Total liabilities	$932,877	$967,983	$—	$918	$967,065

			Fair Value at December 31, 2013, Using
	Total Carrying Amount in Statement of Financial Position at	Fair Value Estimate at	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2013	December 31, 2013
Description:
Derivatives- Interest rate contracts (a)	$2,731	$2,731	$—	$2,731	$—
Secured debt instruments - fixed rate: (b)
Mortgage notes payable	386,803	403,695	—	—	403,695
Fannie Mae credit facilities	379,003	394,239	—	—	394,239
Secured debt instruments - variable rate: (b)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Fannie Mae credit facilities	142,059	142,059	—	—	142,059
Total liabilities	$937,596	$969,724	$—	$2,731	$966,993

(a)	See Note 8, Derivatives and Hedging Activity.

(b)	See Note 5, Debt.

There were no transfers into or out of each of the levels of the fair value hierarchy.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

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
Although the Operating Partnership has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2014 and December 31, 2013, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Financial Instruments Not Carried at Fair Value
At December 31, 2014, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Operating Partnership using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
DECEMBER 31, 2014

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2014, 2013, and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of fixed-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2014, 2013, and 2012, the Operating Partnership recorded less than $1,000 of ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item.
Amounts reported in Accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is allocated to the Operating Partnership. During the next twelve months through December 31, 2015, we estimate that an additional $946,000 will be reclassified as an increase to interest expense.
As of December 31, 2014, the Operating Partnership had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	1	$46,272
Interest rate caps	2	$166,341
Derivatives not designated as hedges are not speculative and are used to manage the Operating Partnership’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in losses of $3,000, $9,000, and $9,000 for the years ended December 31, 2014, 2013, and 2012, respectively.
As of December 31, 2014, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	1	$89,220

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Operating Partnership’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2014 and 2013 (dollars in thousands):

	Asset Derivatives (included in Other assets)		Liability Derivatives (Included in Other liabilities)
	Fair Value at:		Fair Value at:
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate products	$37	$—	$918	$2,731

Derivatives not designated as hedging instruments:
Interest rate products	$2	$—	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Unrealized holding gain/(loss) Recognized in OCI (Effective Portion)			Gain/(Loss) Reclassified from Accumulated OCI into Interest expense (Effective Portion)
	Year ended December 31,			Year ended December 31,
	2014	2013	2012	2014	2013	2012
Interest rate products	$(285)	$(348)	$(1,898)	$(2,275)	$(2,652)	$(3,431)

Derivatives Not Designated as Hedging Instruments	Gain/(Loss) Recognized in Interest and other income/(expense), net
	Year ended December 31,
	2014	2013	2012
Interest rate products	$(3)	$(9)	$(9)
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
Certain of the General Partner’s agreements with its derivative counterparties contain provisions where if there is a change in the General Partner’s financial condition that materially changes the General Partner’s creditworthiness in an adverse manner, the General Partner may be required to fully collateralize its obligations under the derivative instrument. At December 31, 2014 and 2013, no cash collateral was posted or required to be posted by the General Partner or by a counterparty.
The General Partner also has an agreement with a derivative counterparty that incorporates the loan and financial covenant provisions of the General Partner’s indebtedness with a lender affiliate of the derivative counterparty. Failure to

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

comply with these covenant provisions would result in the General Partner being in default on any derivative instrument obligations covered by the agreement.
As of December 31, 2014, the fair value of derivatives in a net liability position that were allocated to the Operating Partnership, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $969,000. If the General Partner had breached any of these provisions at December 31, 2014, it would have been required to settle its obligations under the agreements at their termination value of $969,000.

The General Partner has elected not to offset derivative positions in the consolidated financial statements. The table below presents the effect on the Operating Partnership's financial position had the General Partner made the election to offset its derivative positions as of December 31, 2014 and December 31, 2013:

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2014	$39	$—	$39	$—	$—	$39

December 31, 2013	$—	$—	$—	$—	$—	$—
(a) Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (b)	Financial Instruments	Cash Collateral Posted	Net Amount
December 31, 2014	$918	$—	$918	$—	$—	$918

December 31, 2013	$2,731	$—	$2,731	$—	$—	$2,731
(b) Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.

9. CAPITAL STRUCTURE
General Partnership Units
The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP Units, the class or one or more series of classes, with designations, preferences, participating, optional or other

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Limited Partnership Units. There were 110,883 General Partnership units outstanding at December 31, 2014 and 2013, all of which were held by UDR.
Limited Partnership Units
At December 31, 2014 and 2013, there were 183,167,815 limited partnership units outstanding, of which 1,873,332 were Class A Limited Partnership Units. UDR owned 174,002,342 limited partnership units or 95.0% and 173,848,891 limited partnership units or 94.9% at December 31, 2014 and 2013, respectively. The remaining 9,165,473 or 5.0% and 9,318,924 or 5.1% OP Units outstanding were held by non-affiliated partners at December 31, 2014 and 2013, respectively, of which 1,751,671 were Class A Limited Partnership Units.
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
The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $282.5 million and $217.6 million as of December 31, 2014 and December 31, 2013, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.
Class A Limited Partnership Units
Class A Limited Partnership Units have a cumulative, annual, non-compounded preferred return, which is equal to 8% based on a value of $16.61 per Class A Limited Partnership Unit.
Holders of the Class A Limited Partnership Units exclusively possess certain voting rights. The Operating Partnership may not do the following without approval of the holders of the Class A Limited Partnership Units: (i) increase the authorized or issued amount of Class A Limited Partnership Units, (ii) reclassify any other partnership interest into Class A Limited Partnership Units, (iii) create, authorize or issue any obligations or security convertible into or the right to purchase any Class of Limited Partnership units, without the approval of the holders of the Class A Limited Partnership Units, (iv) enter into a merger or acquisition, or (v) amend or modify the Agreement of Limited Partnership of the Operating Partnership in a manner that adversely affects the relative rights, preferences or privileges of the Class A Limited Partnership Units.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

The following table shows OP Units outstanding and OP Unit activity as of and for the years ended December 31, 2014, 2013, and 2012:

			UDR, Inc.
	Class A Limited Partner	Limited Partners	Limited Partner	General Partner	Total
Ending balance at December 31, 2011	1,751,671	7,669,632	174,749,068	110,883	184,281,254
OP redemptions for cash	—	(5,646)	5,646	—	—
OP redemptions for UDR stock	—	(20,438)	20,438	—	—
Ending balance at December 31, 2012	1,751,671	7,643,548	174,775,152	110,883	184,281,254
OP Units redeemed for the distribution of real estate to the General partner (a)	—	—	(1,002,556)	—	(1,002,556)
OP redemptions for UDR stock	—	(76,295)	76,295	—	—
Ending balance at December 31, 2013	1,751,671	7,567,253	173,848,891	110,883	183,278,698
OP redemptions for UDR stock	—	(153,451)	153,451	—	—
Ending balance at December 31, 2014	1,751,671	7,413,802	174,002,342	110,883	183,278,698

(a) In November 2013, the Operating Partnership distributed the development property Los Alisos to the General Partner as a capital distribution. Upon the distribution of the property, the Operating Partnership redeemed 1,002,556 limited partnership units owned by UDR and affiliated entities, resulting in a capital reduction of $23.3 million.

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

10. INCOME/(LOSS) PER OPERATING PARTNERSHIP UNIT
Basic income/(loss) per OP Unit is computed by dividing net income/(loss) attributable to general and limited partner unitholders by the weighted average number of general and limited partner units (including redeemable OP Units) outstanding during the year. Diluted income/(loss) per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units or resulted in the issuance of OP Units and then shared in the income/(loss) of the Operating Partnership. For the years ended December 31, 2014, 2013, and 2012, there were no dilutive instruments, and therefore, diluted income/(loss) per OP Unit and basic income/(loss) per OP Unit are the same. See Note 9, Capital Structure, for further discussion on redemption rights of OP Units.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

The following table sets forth the computation of basic and diluted income/(loss) per OP Unit for the periods presented (dollars in thousands, except per OP Unit data):

	Year Ended December 31,
	2014	2013	2012
Numerator for income/(loss) per OP Unit — basic and diluted:
Income/(loss) from continuing operations	$33,544	$32,766	$(13,309)
Gain/(loss) on sale of real estate owned	63,635	—	—
(Income)/loss from continuing operations attributable to noncontrolling interests	(952)	(4,114)	(100)
Income/(loss) from continuing operations attributable to OP unitholders	$96,227	$28,652	$(13,409)

Income/(loss) from discontinued operations	$—	$45,176	$57,643
(Income)/loss from discontinued operations attributable to noncontrolling interests	—	(452)	(252)
Income/(loss) from discontinued operations attributable to OP unitholders	$—	$44,724	$57,391

Net income/(loss)	$97,179	$77,942	$44,334
Net (income)/loss attributable to noncontrolling interests	(952)	(4,566)	(352)
Net income/(loss) attributable to OP unitholders	$96,227	$73,376	$43,982

Denominator for income/(loss) per OP Unit — basic and diluted:
Weighted average OP Units outstanding — basic and diluted	183,279	184,196	184,281

Income/(loss) per weighted average OP Unit — basic and diluted:
Income/(loss) from continuing operations attributable to OP unitholders	$0.53	$0.16	$(0.07)
Income/(loss) from discontinued operations attributable to OP unitholders	—	0.24	0.31
Net income/(loss) attributable to OP unitholders	$0.53	$0.40	$0.24

11. COMMITMENTS AND CONTINGENCIES
Commitments
Ground Leases
The Operating Partnership owns five communities, which are subject to ground leases expiring between 2019 and 2103. Future minimum lease payments as of December 31, 2014 are $5.3 million for each of the years ending December 31, 2014 to 2018, and a total of $313.6 million for years thereafter. For purposes of our ground lease contracts, the Operating Partnership uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a reset provision based on the communities appraised value or consumer price index but does not include a specified minimum lease payment, the Operating Partnership uses the current rent over the remainder of the lease term.
The Operating Partnership incurred $5.3 million, $5.1 million, and $5.0 million of ground rent expense for the years ended December 31, 2014, 2013, and 2012, respectively.
Contingencies
Litigation and Legal Matters
The Operating Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. The Operating Partnership cannot determine the ultimate liability with respect to such legal proceedings and claims at this time.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

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
The Operating Partnership owns and operates multifamily apartment communities throughout the United States that generate rental and other property related income through the leasing of apartment homes to a diverse base of tenants. The primary financial measures of the Operating Partnership’s apartment communities are rental income and NOI, and are included in the chief operating decision maker’s assessment of UDR’s performance on a consolidated basis. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. NOI is defined as total revenues less direct property operating expenses. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI is property management expense, which is calculated as 2.75% of property revenue to cover the regional supervision and accounting costs related to consolidated property operations and land rent. The chief operating decision maker of the General Partner utilizes NOI as the key measure of segment profit or loss.
The Operating Partnership’s two reportable segments are Same-Store Communities and Non-Mature/Other communities:

•
Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2013 and held as of December 31, 2014. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

•
Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the years ended December 31, 2014, 2013, and 2012.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

The following table details rental income and NOI from continuing and discontinued operations for the Operating Partnership’s reportable segments for the years ended December 31, 2014, 2013, and 2012, and reconciles NOI to Net income/(loss) attributable to OP unitholders in the Consolidated Statements of Operations (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Reportable apartment home segment rental income
Same-Store Communities
West Region	$194,105	$181,935	$172,096
Mid-Atlantic Region	68,822	68,205	66,487
Northeast Region	38,087	36,623	34,579
Southeast Region	45,224	43,208	40,771
Southwest Region	26,580	25,614	23,980
Non-Mature Communities/Other	49,816	55,257	62,778
Total segment and consolidated rental income	$422,634	$410,842	$400,691
Reportable apartment home segment NOI
Same-Store Communities
West Region	$142,388	$131,276	$122,477
Mid-Atlantic Region	46,639	46,770	45,801
Northeast Region	28,930	27,149	25,653
Southeast Region	29,815	28,105	26,510
Southwest Region	16,821	16,057	14,738
Non-Mature Communities/Other	35,720	38,178	46,359
Total segment and consolidated NOI	300,313	287,535	281,538
Reconciling items:
Property management	(11,622)	(11,298)	(11,019)
Other operating expenses	(5,172)	(5,728)	(5,272)
Real estate depreciation and amortization	(179,176)	(181,302)	(195,051)
General and administrative	(28,541)	(24,808)	(26,204)
Casualty-related recoveries/(charges), net	(541)	8,083	(5,518)
Interest expense	(41,717)	(36,058)	(45,234)
Gain/(loss) on sale of real estate owned, net of tax	63,635	41,518	51,094
Net income/(loss) attributable to noncontrolling interests	(952)	(4,566)	(352)
Net income/(loss) attributable to OP unitholders	$96,227	$73,376	$43,982

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

The following table details the assets of the Operating Partnership’s reportable segments as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014	December 31, 2013
Reportable apartment home segment assets
Same-Store Communities
West Region	$1,749,494	$1,733,144
Mid-Atlantic Region	713,093	706,447
Northeast Region	447,269	443,483
Southeast Region	333,428	328,150
Southwest Region	228,996	226,252
Non-Mature Communities/Other	766,490	751,004
Total segment assets	4,238,770	4,188,480
Accumulated depreciation	(1,403,303)	(1,241,574)
Total segment assets - net book value	2,835,467	2,946,906
Reconciling items:
Cash and cash equivalents	502	1,897
Restricted cash	13,811	13,526
Deferred financing costs, net	4,475	5,848
Other assets	24,029	25,064
Total consolidated assets	$2,878,284	$2,993,241
Capital expenditures related to the Operating Partnership’s Same-Store Communities totaled $32.8 million and $25.8 million for the years ended December 31, 2014 and 2013, respectively. Capital expenditures related to the Operating Partnership’s Non-Mature Communities/Other totaled $1.0 million and $2.0 million for the years ended December 31, 2014 and 2013, respectively.
Markets included in the above geographic segments are as follows:

i.	West Region — Orange County, San Francisco, Monterey Peninsula, Los Angeles, Seattle, Inland Empire, Portland, and San Diego

ii.	Mid-Atlantic Region — Metropolitan, D.C. and Baltimore

iii.	Northeast Region — New York and Boston

iv.	Southeast Region — Nashville, Tampa, and Other Florida

v.	Southwest Region — Dallas

13. CASUALTY-RELATED (RECOVERIES)/CHARGES

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

Based on the claims filed and management’s estimates, the Operating Partnership recognized a $7.1 million impairment charge for the damaged assets’ net book value and incurred $7.0 million of repair and cleanup costs during the year ended December 31, 2012. The impairment charge and the repair and cleanup costs incurred were reduced as of December 31, 2012 by $10.8 million of estimated insurance recovery, and were classified in Casualty-related (recoveries)/charges, net on the Consolidated Statements of Operations. During the year ended December 31, 2013, no material adjustments to the impairment

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

charge and the repair and cleanup costs incurred were recognized. The rehabilitation of these two properties was substantially completed as of December 31, 2013.
As of December 31, 2013, the Operating Partnership had settled the Hurricane Sandy claims and received insurance proceeds in excess of the $10.8 million estimated insurance recovery receivable related to the impairment charge and the repair and cleanup costs incurred. As a result, the Operating Partnership recognized a Casualty-related recovery of approximately $3.3 million and a casualty gain of approximately $582,000 for the year ended December 31, 2013. Both the recovery and casualty gain were classified in Casualty-related (recoveries)/charges, net on the Consolidated Statements of Operations.
Based on the claims filed and management’s estimates, the Operating Partnership recognized $2.2 million of business interruption losses for the year ended December 31, 2012, of which $1.8 million were related to rent concession rebates provided to residents during the period the properties were uninhabitable and were classified in Casualty-related (recoveries)/charges, net on the Consolidated Statements of Operations, and $400,000 were related to rent that was not contractually receivable and were classified as a reduction to Rental income on the Consolidated Statements of Operations. The Operating Partnership estimates that it incurred an additional $2.1 million of business interruption losses for the year ended December 31, 2013. As noted, the Operating Partnership settled the Hurricane Sandy claims as of December 31, 2013.
During the year ended December 31, 2013, the Operating Partnership received approximately $4.2 million of insurance proceeds for recovery of business interruption losses. Of the $4.2 million of insurance proceeds received during the year ended December 31, 2013, $2.1 million related to recovery of business interruption losses incurred in 2012 and the remaining $2.1 million related to recovery of business interruption losses incurred in 2013. The $4.2 million of recovery was included in Casualty-related (recoveries)/charges, net on the Consolidated Statements of Operations.
During the year ended December 31, 2014, the Operating Partnership recorded $541,000 of casualty-related losses due to property damage incurred during an earthquake and a storm in California, all of which are included in Casualty-related (recoveries)/charges, net on the Consolidated Statements of Operations.

14. UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA
Selected consolidated quarterly financial data for the years ended December 31, 2014 and 2013 is summarized in the table blow (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2014
Rental income (a)	$102,370	$104,842	$107,444	$107,978
Income/(loss) from continuing operations	6,411	8,319	8,875	9,939
Income/(loss) attributable to OP unitholders	30,533	24,426	8,637	32,631
Income/(loss) attributable to OP unitholders per weighted average OP Unit — basic and diluted (b)	$0.17	$0.13	$0.05	$0.18
2013
Rental income (a)	$97,770	$100,421	$101,558	$102,104
Income/(loss) from continuing operations	6,870	9,339	10,069	6,488
Income/(loss) from discontinued operations	905	882	982	42,407
Income/(loss) attributable to OP unitholders	7,729	10,154	11,011	44,482
Income/(loss) attributable to OP unitholders per weighted average OP Unit — basic and diluted (b)	$0.04	$0.06	$0.06	$0.24

(a)	Represents rental income from continuing operations, excluding amounts classified as discontinued operations.

(b)	Quarterly income/(loss) per OP Unit amounts may not total to the annual amounts.

[This page is intentionally left blank.]

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED
DECEMBER 31, 2014
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Buildings and Improvements	Total Initial Acquisition Costs	Costs of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction(a)	Date Acquired
WEST REGION
Harbor at Mesa Verde	$50,358	$20,476	$28,538	$49,014	$12,949	$21,058	$40,905	$61,963	$26,242	2003	Jun-03
27 Seventy Five Mesa Verde	30,660	99,329	110,644	209,973	91,693	112,333	189,333	301,666	72,689	1972/2013	Oct-04
Pacific Shores	34,112	7,345	22,624	29,969	9,150	7,759	31,360	39,119	19,665	2003	Jun-03
Huntington Vista	27,972	8,055	22,486	30,541	7,637	8,438	29,740	38,178	18,655	1970	Jun-03
Missions at Back Bay	—	229	14,129	14,358	2,133	10,802	5,689	16,491	3,994	1969	Dec-03
Coronado at Newport — North	—	62,516	46,082	108,598	24,693	66,756	66,535	133,291	41,982	2000	Oct-04
Huntington Villas	50,771	61,535	18,017	79,552	7,132	62,223	24,461	86,684	16,061	1972	Sep-04
Vista Del Rey	—	10,670	7,080	17,750	2,062	10,830	8,982	19,812	5,769	1969	Sep-04
Foxborough	—	12,071	6,187	18,258	2,749	12,366	8,641	21,007	5,119	1969	Sep-04
Coronado South	—	58,785	50,067	108,852	17,875	59,277	67,450	126,727	40,783	2000	Mar-05
1818 Platinum Triangle	—	16,663	51,905	68,568	470	16,693	52,345	69,038	13,682	2009	Aug-10
Beach & Ocean	—	12,878	—	12,878	38,160	13,007	38,031	51,038	347	2014	Aug-11
The Residences at Bella Terra	—	25,000	—	25,000	125,801	25,080	125,721	150,801	11,032	2013	Oct-11
Los Alisos at Mission Viejo	—	17,298	—	17,298	69,882	16,386	70,794	87,180	4,449	2014	Jun-04
ORANGE COUNTY, CA	193,873	412,850	377,759	790,609	412,386	443,008	759,987	1,202,995	280,469
2000 Post Street	—	9,861	44,578	54,439	8,965	10,241	53,163	63,404	24,289	1987	Dec-98
Birch Creek	—	4,365	16,696	21,061	6,544	5,068	22,537	27,605	12,889	1968	Dec-98
Highlands Of Marin	—	5,996	24,868	30,864	25,720	7,127	49,457	56,584	26,904	2010	Dec-98
Marina Playa	—	6,224	23,916	30,140	9,482	6,908	32,714	39,622	18,351	1971	Dec-98
River Terrace	39,310	22,161	40,137	62,298	3,315	22,359	43,254	65,613	23,857	2005	Aug-05
CitySouth	—	14,031	30,537	44,568	35,190	16,261	63,497	79,758	30,810	2012	Nov-05
Bay Terrace	—	8,545	14,458	23,003	4,571	11,424	16,150	27,574	8,710	1962	Oct-05
Highlands of Marin Phase II	—	5,353	18,559	23,912	11,059	5,753	29,218	34,971	13,438	2010	Oct-07
Edgewater	—	30,657	83,872	114,529	3,261	30,687	87,103	117,790	34,141	2007	Mar-08
Almaden Lake Village	27,000	594	42,515	43,109	4,838	741	47,206	47,947	18,420	1999	Jul-08
388 Beale	—	14,253	74,104	88,357	4,511	14,276	78,592	92,868	16,399	1999	Apr-11
Channel @ Mission Bay	—	23,625	—	23,625	125,275	23,657	125,243	148,900	7,463	2014	Sep-10
2000 Post III	—	1,756	7,753	9,509	3,008	3,291	9,226	12,517	5,535	2006	Dec-98
SAN FRANCISCO, CA	66,310	147,421	421,993	569,414	245,739	157,793	657,360	815,153	241,206
Rosebeach	—	8,414	17,449	25,863	2,945	8,584	20,224	28,808	11,880	1970	Sep-04
Tierra Del Rey	32,635	39,586	36,679	76,265	3,008	39,647	39,626	79,273	16,561	1999	Dec-07
The Westerly	67,700	48,182	102,364	150,546	36,334	50,662	136,218	186,880	35,540	2013	Sep-10
Jefferson at Marina del Rey	—	55,651	—	55,651	89,717	61,262	84,106	145,368	27,682	2008	Sep-07
LOS ANGELES, CA	100,335	151,833	156,492	308,325	132,004	160,155	280,174	440,329	91,663
Crowne Pointe	—	2,486	6,437	8,923	5,074	2,822	11,175	13,997	7,069	1987	Dec-98
Hilltop	—	2,174	7,408	9,582	3,722	2,668	10,636	13,304	6,431	1985	Dec-98
The Hawthorne	35,500	6,474	30,226	36,700	3,187	6,575	33,312	39,887	18,512	2003	Jul-05
The Kennedy	—	6,179	22,307	28,486	1,742	6,242	23,986	30,228	12,640	2005	Nov-05
Hearthstone at Merrill Creek	22,957	6,848	30,922	37,770	3,180	6,984	33,966	40,950	13,370	2000	May-08
Island Square	—	21,284	89,389	110,673	4,086	21,413	93,346	114,759	34,577	2007	Jul-08
Borgata	—	6,379	24,569	30,948	722	6,404	25,287	31,691	11,013	2001	May-07
elements too	—	27,468	72,036	99,504	14,258	30,100	83,662	113,762	33,927	2010	Feb-10
989elements	—	8,541	45,990	54,531	1,592	8,552	47,571	56,123	13,663	2006	Dec-09
Lightbox	—	6,449	38,884	45,333	55	6,449	38,939	45,388	854	2014	Aug-14
Waterscape	—	9,693	65,176	74,869	50	9,693	65,226	74,919	1,028	2014	Sep-14
SEATTLE, WA	58,457	103,975	433,344	537,319	37,668	107,902	467,106	575,008	153,084
Boronda Manor	—	1,946	8,982	10,928	9,398	3,169	17,136	20,305	8,611	1979	Dec-98
Garden Court	—	888	4,188	5,076	5,304	1,552	8,828	10,380	4,603	1973	Dec-98

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2014
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Buildings and Improvements	Total Initial Acquisition Costs	Costs of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction(a)	Date Acquired
Cambridge Court	—	3,039	12,883	15,922	14,266	5,274	24,914	30,188	13,065	1974	Dec-98
Laurel Tree	—	1,304	5,115	6,419	5,872	2,139	10,152	12,291	5,264	1977	Dec-98
The Pointe At Harden Ranch	—	6,388	23,854	30,242	25,703	9,848	46,097	55,945	23,292	1986	Dec-98
The Pointe At Northridge	—	2,044	8,028	10,072	9,582	3,269	16,385	19,654	8,761	1979	Dec-98
The Pointe At Westlake	—	1,329	5,334	6,663	6,207	2,154	10,716	12,870	5,276	1975	Dec-98
MONTEREY PENINSULA, CA	—	16,938	68,384	85,322	76,332	27,405	134,228	161,633	68,872
Verano at Rancho Cucamonga Town Square	46,471	13,557	3,645	17,202	53,385	23,066	47,521	70,587	31,638	2006	Oct-02
Windemere at Sycamore Highland	—	5,810	23,450	29,260	2,656	6,100	25,816	31,916	16,798	2001	Nov-02
Villas at Carlsbad	—	6,517	10,718	17,235	2,181	6,763	12,653	19,416	7,330	1966	Oct-04
Ocean Villas	—	5,135	12,789	17,924	1,817	5,326	14,415	19,741	8,442	1965	Oct-04
OTHER SOUTHERN, CA	46,471	31,019	50,602	81,621	60,039	41,255	100,405	141,660	64,208
Tualatin Heights	—	3,273	9,134	12,407	6,517	3,839	15,085	18,924	9,653	1989	Dec-98
Andover Park	16,818	2,916	16,995	19,911	8,174	3,210	24,875	28,085	16,127	1989	Sep-04
Hunt Club	18,323	6,014	14,870	20,884	5,918	6,364	20,438	26,802	13,604	1985	Sep-04
PORTLAND, OR	35,141	12,203	40,999	53,202	20,609	13,413	60,398	73,811	39,384
TOTAL WEST REGION	500,587	876,239	1,549,573	2,425,812	984,777	950,931	2,459,658	3,410,589	938,886
MID-ATLANTIC REGION
Dominion Middle Ridge	29,820	3,311	13,283	16,594	6,738	3,823	19,509	23,332	13,634	1990	Jun-96
Dominion Lake Ridge	20,372	2,366	8,387	10,753	6,207	2,865	14,095	16,960	9,879	1987	Feb-96
Presidential Greens	—	11,238	18,790	30,028	9,111	11,640	27,499	39,139	18,907	1938	May-02
The Whitmore	—	6,418	13,411	19,829	20,350	7,493	32,686	40,179	21,571	2008	Apr-02
Ridgewood	—	5,612	20,086	25,698	8,108	6,012	27,794	33,806	19,540	1988	Aug-02
DelRay Tower	—	297	12,786	13,083	111,790	9,447	115,426	124,873	2,382	2014	Jan-08
Waterside Towers	—	1,139	49,657	50,796	15,246	36,028	30,014	66,042	19,530	1971	Dec-03
Wellington Place at Olde Town	32,037	13,753	36,059	49,812	17,071	14,650	52,233	66,883	32,364	2008	Sep-05
Andover House	—	14,357	51,577	65,934	3,173	14,373	54,669	69,042	24,673	2004	Mar-07
Sullivan Place	—	1,137	103,676	104,813	5,604	1,373	109,044	110,417	44,942	2007	Dec-07
Circle Towers	70,606	32,815	107,051	139,866	10,812	33,105	117,573	150,678	45,360	1972	Mar-08
Delancey at Shirlington	—	21,606	66,765	88,371	1,770	21,632	68,509	90,141	26,624	2006/2007	Mar-08
View 14	—	5,710	97,941	103,651	2,407	5,721	100,337	106,058	20,042	2009	Jun-11
Signal Hill	—	13,290	—	13,290	69,526	25,399	57,417	82,816	20,799	2010	Mar-07
Capitol View on 14th	—	31,393	—	31,393	94,301	31,394	94,300	125,694	11,374	2013	Sep-07
Domain College Park	31,337	7,300	—	7,300	57,935	7,306	57,929	65,235	4,247	2014	Jun-11
METROPOLITAN, D.C.	184,172	171,742	599,469	771,211	440,149	232,261	979,034	1,211,295	335,868
Dominion Kings Place	14,525	1,565	7,007	8,572	4,199	1,808	10,963	12,771	8,117	1983	Dec-92
Dominion At Eden Brook	—	2,361	9,384	11,745	6,515	2,952	15,308	18,260	11,890	1984	Dec-92
Ellicott Grove	—	2,920	9,099	12,019	23,075	5,306	29,788	35,094	22,140	2008	Jul-94
Dominion Constant Freindship	8,783	903	4,669	5,572	3,941	1,277	8,236	9,513	5,965	1990	May-95
Lakeside Mill	12,569	2,666	10,109	12,775	4,581	2,985	14,371	17,356	10,818	1989	Dec-99
Tamar Meadow	—	4,145	17,150	21,295	5,089	4,577	21,807	26,384	14,882	1990	Nov-02
Calvert’s Walk	—	4,408	24,692	29,100	6,766	4,726	31,140	35,866	19,763	1988	Mar-04
Arborview Apartments	—	4,653	23,952	28,605	7,731	5,209	31,127	36,336	20,296	1992	Mar-04
Liriope Apartments	—	1,620	6,791	8,411	1,250	1,646	8,015	9,661	5,090	1997	Mar-04
20 Lambourne	30,834	11,750	45,590	57,340	5,433	12,018	50,755	62,773	21,218	2003	Mar-08
Domain Brewers Hill	—	4,669	40,630	45,299	581	4,678	41,202	45,880	10,343	2009	Aug-10
BALTIMORE, MD	66,711	41,660	199,073	240,733	69,161	47,182	262,712	309,894	150,522
Dominion English Hills	—	1,979	11,524	13,503	8,224	2,873	18,854	21,727	11,134	1969/1976	Dec-91
Gayton Pointe Townhomes	—	826	5,148	5,974	29,434	3,420	31,988	35,408	25,999	2007	Sep-95
Waterside At Ironbridge	—	1,844	13,239	15,083	7,335	2,299	20,119	22,418	13,123	1987	Sep-97
Carriage Homes at Wyndham	—	474	30,997	31,471	7,560	3,801	35,230	39,031	23,205	1998	Nov-03

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2014
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Buildings and Improvements	Total Initial Acquisition Costs	Costs of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction(a)	Date Acquired
Legacy at Mayland	34,567	—	—	—	20,954	1,975	18,979	20,954	18,906	2007	Dec-91
RICHMOND, VA	34,567	5,123	60,908	66,031	73,507	14,368	125,170	139,538	92,367
Eastwind	—	155	5,317	5,472	6,374	659	11,187	11,846	9,145	1970	Apr-88
Dominion Waterside At Lynnhaven	—	1,824	4,107	5,931	6,369	2,337	9,963	12,300	7,634	1966	Aug-96
Heather Lake	—	617	3,400	4,017	10,120	1,205	12,932	14,137	12,126	1972/1974	Mar-80
Dominion Yorkshire Downs	—	1,089	8,582	9,671	6,123	1,594	14,200	15,794	9,290	1987	Dec-97
NORFOLK, VA	—	3,685	21,406	25,091	28,986	5,795	48,282	54,077	38,195
Greens At Schumaker Pond	—	710	6,118	6,828	6,143	1,043	11,928	12,971	8,541	1988	May-95
OTHER MID-ATLANTIC	—	710	6,118	6,828	6,143	1,043	11,928	12,971	8,541
TOTAL MID-ATLANTIC REGION	285,450	222,920	886,974	1,109,894	617,946	300,649	1,427,126	1,727,775	625,493
SOUTHEAST REGION
Summit West	—	2,176	4,710	6,886	8,513	3,236	12,163	15,399	10,443	1972	Dec-92
The Breyley	—	1,780	2,458	4,238	17,167	3,346	18,059	21,405	16,232	2007	Sep-93
Lakewood Place	18,526	1,395	10,647	12,042	8,972	2,329	18,685	21,014	13,790	1986	Mar-94
Bay Meadow	—	2,893	9,254	12,147	10,416	4,277	18,286	22,563	13,550	2004	Dec-96
Cambridge Woods	12,713	1,791	7,166	8,957	8,655	2,613	14,999	17,612	10,681	1985	Jun-97
Sugar Mill Creek	—	2,242	7,553	9,795	6,846	2,734	13,907	16,641	8,998	1988	Dec-98
Inlet Bay	—	7,702	23,150	30,852	14,657	9,211	36,298	45,509	25,585	1988/1989	Jun-03
MacAlpine Place	—	10,869	36,858	47,727	7,384	11,408	43,703	55,111	27,162	2001	Dec-04
The Vintage Lofts at West End	—	6,611	37,663	44,274	15,827	15,120	44,981	60,101	19,020	2009	Jul-09
TAMPA, FL	31,239	37,459	139,459	176,918	98,437	54,274	221,081	275,355	145,461
Seabrook	—	1,846	4,155	6,001	8,052	2,681	11,372	14,053	9,077	2004	Feb-96
The Canopy Apartment Villas	—	2,895	6,456	9,351	21,457	5,470	25,338	30,808	22,904	2008	Mar-93
Altamira Place	—	1,533	11,076	12,609	20,241	3,450	29,400	32,850	24,329	2007	Apr-94
Regatta Shore	—	757	6,608	7,365	15,549	2,018	20,896	22,914	16,423	2007	Jun-94
Alafaya Woods	18,064	1,653	9,042	10,695	8,911	2,522	17,084	19,606	12,624	2006	Oct-94
Los Altos	21,942	2,804	12,349	15,153	10,494	4,020	21,627	25,647	14,273	2004	Oct-96
Lotus Landing	—	2,185	8,639	10,824	9,569	2,841	17,552	20,393	11,184	2006	Jul-97
Seville On The Green	—	1,282	6,498	7,780	6,722	1,705	12,797	14,502	8,546	2004	Oct-97
Ashton @ Waterford	23,388	3,872	17,538	21,410	4,049	4,179	21,280	25,459	12,963	2000	May-98
Arbors at Lee Vista	—	6,692	12,860	19,552	12,591	7,220	24,923	32,143	18,328	2007	Aug-06
ORLANDO, FL	63,394	25,519	95,221	120,740	117,635	36,106	202,269	238,375	150,651
Legacy Hill	—	1,148	5,867	7,015	8,636	1,762	13,889	15,651	10,830	1977	Nov-95
Hickory Run	—	1,469	11,584	13,053	9,761	2,139	20,675	22,814	13,482	1989	Dec-95
Carrington Hills	—	2,117	—	2,117	33,846	4,462	31,501	35,963	20,064	1999	Dec-95
Brookridge	—	708	5,461	6,169	4,500	1,143	9,526	10,669	6,641	1986	Mar-96
Breckenridge	—	766	7,714	8,480	4,357	1,258	11,579	12,837	7,704	1986	Mar-97
Colonnade	16,677	1,460	16,015	17,475	4,934	1,946	20,463	22,409	11,461	1998	Jan-99
The Preserve at Brentwood	22,157	3,182	24,674	27,856	6,276	3,508	30,624	34,132	19,951	1998	Jun-04
Polo Park	—	4,583	16,293	20,876	16,042	5,643	31,275	36,918	20,471	2008	May-06
NASHVILLE, TN	38,834	15,433	87,608	103,041	88,352	21,861	169,532	191,393	110,604
The Reserve and Park at Riverbridge	39,179	15,968	56,401	72,369	8,947	16,536	64,780	81,316	38,317	1999/2001	Dec-04
OTHER FLORIDA	39,179	15,968	56,401	72,369	8,947	16,536	64,780	81,316	38,317
TOTAL SOUTHEAST REGION	172,646	94,379	378,689	473,068	313,371	128,777	657,662	786,439	445,033
NORTHEAST REGION
Garrison Square	—	5,591	91,027	96,618	6,048	5,631	97,035	102,666	23,767	1887/1990	Sep-10
Ridge at Blue Hills	22,839	6,039	34,869	40,908	1,238	6,102	36,044	42,146	9,052	2007	Sep-10
Inwood West	56,447	20,778	88,096	108,874	3,034	19,309	92,599	111,908	20,102	2006	Apr-11
14 North	—	10,961	51,175	62,136	4,563	10,999	55,700	66,699	12,750	2005	Apr-11
BOSTON, MA	79,286	43,369	265,167	308,536	14,883	42,041	281,378	323,419	65,671

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2014
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Buildings and Improvements	Total Initial Acquisition Costs	Costs of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction(a)	Date Acquired
10 Hanover Square	190,462	41,432	218,983	260,415	8,396	41,481	227,330	268,811	42,678	2005	Apr-11
21 Chelsea	—	36,399	107,154	143,553	10,915	36,399	118,069	154,468	20,910	2001	Aug-11
View 34	—	114,410	324,920	439,330	85,635	115,024	409,941	524,965	72,318	1985/2013	Jul-11
95 Wall Street	—	57,637	266,255	323,892	6,296	57,736	272,452	330,188	54,973	2008	Aug-11
NEW YORK, NY	190,462	249,878	917,312	1,167,190	111,242	250,640	1,027,792	1,278,432	190,879
TOTAL NORTHEAST REGION	269,748	293,247	1,182,479	1,475,726	126,125	292,681	1,309,170	1,601,851	256,550
SOUTHWEST REGION
THIRTY377	30,023	24,036	32,951	56,987	8,162	24,311	40,838	65,149	21,663	2007	Aug-06
Legacy Village	72,415	16,882	100,102	116,984	7,325	17,280	107,029	124,309	44,321	6/7/2005	Mar-08
Garden Oaks	—	2,132	5,367	7,499	1,631	6,936	2,194	9,130	1,842	1979	Mar-07
Glenwood	—	7,903	554	8,457	1,897	8,159	2,195	10,354	1,366	1970	May-07
Talisker of Addison	—	10,440	634	11,074	1,917	10,841	2,150	12,991	1,836	1975	May-07
Springhaven	—	6,688	3,354	10,042	1,289	8,350	2,981	11,331	2,231	1977	Apr-07
Clipper Pointe	—	13,221	2,507	15,728	2,398	14,948	3,178	18,126	2,618	1978	May-07
Highlands of Preston	—	2,151	8,168	10,319	31,139	5,989	35,469	41,458	24,269	2008	Mar-98
DALLAS, TX	102,438	83,453	153,637	237,090	55,758	96,814	196,034	292,848	100,146
Barton Creek Landing	—	3,151	14,269	17,420	22,118	4,807	34,731	39,538	20,260	2010	Mar-02
Residences at the Domain	30,661	4,034	55,256	59,290	2,608	4,200	57,698	61,898	21,988	2007	Aug-08
Red Stone Ranch	—	5,084	17,646	22,730	1,625	5,115	19,240	24,355	3,687	2000	Apr-12
Lakeline Villas	—	4,148	16,869	21,017	1,065	4,159	17,923	22,082	3,370	2004	Apr-12
AUSTIN, TX	30,661	16,417	104,040	120,457	27,416	18,281	129,592	147,873	49,305
TOTAL SOUTHWEST REGION	133,099	99,870	257,677	357,547	83,174	115,095	325,626	440,721	149,451
TOTAL OPERATING COMMUNITIES	1,361,530	1,586,655	4,255,392	5,842,047	2,125,393	1,788,133	6,179,242	7,967,375	2,415,413
REAL ESTATE UNDER DEVELOPMENT
Pier 4	—	24,584	—	24,584	153,048	24,584	153,048	177,632	—
TOTAL REAL ESTATE UNDER DEVELOPMENT	—	24,584	—	24,584	153,048	24,584	153,048	177,632	—
LAND
7 Harcourt	—	884	—	884	4,734	804	4,814	5,618	614
Vitruvian	—	4,325	1,360	5,685	7,965	11,244	2,406	13,650	2,023
Pacific City	—	78,085	—	78,085	7,962	78,085	7,962	86,047	—
Graybar	—	32,938	—	32,938	283	32,938	283	33,221	—
3032 Wilshire	—	9,963	788	10,751	1,642	9,963	2,430	12,393	788
2919 Wilshire	—	6,773	527	7,300	880	6,773	1,407	8,180	527
Waterside	—	11,862	93	11,955	189	12,084	60	12,144	263
TOTAL LAND	—	144,830	2,768	147,598	23,655	151,891	19,362	171,253	4,215
COMMERCIAL
Hanover Village	—	1,624	—	1,624	—	1,104	520	1,624	553
Circle Towers Office Bldg	—	1,407	4,498	5,905	1,516	1,380	6,041	7,421	2,232
Brookhaven Shopping Center	—	4,943	7,093	12,036	9,537	7,793	13,780	21,573	11,676
Bellevue Plaza retail	—	24,377	7,517	31,894	306	29,920	2,280	32,200	636
TOTAL COMMERCIAL	—	32,351	19,108	51,459	11,359	40,197	22,621	62,818	15,097
Other (b)	—	—	—	—	4,181	—	4,181	4,181	47
TOTAL CORPORATE	—	—	—	—	4,181	—	4,181	4,181	47
TOTAL COMMERCIAL & CORPORATE	—	32,351	19,108	51,459	15,540	40,197	26,802	66,999	15,144
TOTAL REAL ESTATE OWNED	$1,361,530	$1,788,420	$4,277,268	$6,065,688	$2,317,636	$2,004,805	$6,378,454	$8,383,259	$2,434,772

(a)	Date of construction or date of last major renovation.

(b)	Includes unallocated accruals and capital expenditures.

The aggregate cost for federal income tax purposes was approximately $7.7 billion at December 31, 2014.

The estimated depreciable lives for all buildings in the latest Consolidated Statements of Operations are 35 to 55 years.

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2014
(In thousands)

3-YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION
The following is a reconciliation of the carrying amount of total real estate owned at December 31, (in thousands):

	2014	2013	2012
Balance at beginning of the year	$8,207,977	$8,055,828	$8,074,471
Real estate acquired	231,225	—	141,648
Capital expenditures and development	326,461	452,057	422,480
Real estate sold	(269,681)	(70,687)	(559,154)
Real estate contributed to joint ventures	(112,344)	(356,303)	—
Consolidation of joint venture assets	—	129,437	—
Retirement of fully depreciated assets	—	—	(13,945)
Impairment of assets, including casualty-related impairments	(379)	(2,355)	(9,672)
Real estate acquired through JV consolidation	—	—	—
Balance at end of the year	$8,383,259	$8,207,977	$8,055,828
The following is a reconciliation of total accumulated depreciation for real estate owned at December 31, (in thousands):

	2014	2013	2012
Balance at beginning of the year	$2,208,794	$1,924,682	$1,831,727
Depreciation expense for the year	356,673	339,326	340,800
Accumulated depreciation on sales	(126,151)	(34,794)	(233,207)
Accumulated depreciation on real estate contributed to joint ventures	(4,228)	(20,662)	—
Accumulated depreciation on assets of consolidated joint ventures	—	1,374	—
Accumulated depreciation on retirements of fully depreciated assets	—	(1,132)	(13,945)
Write off of accumulated depreciation on casualty-related impaired assets	(316)	—	(693)
Balance at end of year	$2,434,772	$2,208,794	$1,924,682

UNITED DOMINION REALTY, L.P.
SCHEDULE III — REAL ESTATE OWNED
DECEMBER 31, 2014
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Building and Improvements	Total Initial Acquisition Costs	Cost of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction (a)	Date Acquired
WEST REGION
Harbor at Mesa Verde	$50,358	$20,476	$28,538	$49,014	$12,949	$21,058	$40,905	$61,963	$26,242	2003	Jun-03
27 Seventy Five Mesa Verde	30,660	99,329	110,644	209,973	91,693	112,333	189,333	301,666	72,689	1972/2013	Oct-04
Pacific Shores	34,112	7,345	22,624	29,969	9,150	7,759	31,360	39,119	19,665	2003	Jun-03
Huntington Vista	27,972	8,055	22,486	30,541	7,637	8,438	29,740	38,178	18,655	1970	Jun-03
Missions at Back Bay	—	229	14,129	14,358	2,133	10,802	5,689	16,491	3,994	1969	Dec-03
Coronado at Newport — North	—	62,516	46,082	108,598	24,693	66,756	66,535	133,291	41,982	2000	Oct-04
Huntington Villas	50,771	61,535	18,017	79,552	7,132	62,223	24,461	86,684	16,061	1972	Sep-04
Vista Del Rey	—	10,670	7,080	17,750	2,062	10,830	8,982	19,812	5,769	1969	Sep-04
Coronado South	—	58,785	50,067	108,852	17,875	59,277	67,450	126,727	40,783	2000	Mar-05
ORANGE COUNTY, CA	193,873	328,940	319,667	648,607	175,324	359,476	464,455	823,931	245,840
2000 Post Street	—	9,861	44,578	54,439	8,965	10,241	53,163	63,404	24,289	1987	Dec-98
Birch Creek	—	4,365	16,696	21,061	6,544	5,068	22,537	27,605	12,889	1968	Dec-98
Highlands Of Marin	—	5,996	24,868	30,864	25,720	7,127	49,457	56,584	26,904	2010	Dec-98
Marina Playa	—	6,224	23,916	30,140	9,482	6,908	32,714	39,622	18,351	1971	Dec-98
River Terrace	39,310	22,161	40,137	62,298	3,315	22,359	43,254	65,613	23,857	2005	Aug-05
CitySouth	—	14,031	30,537	44,568	35,190	16,261	63,497	79,758	30,810	2012	Nov-05
Bay Terrace	—	8,545	14,458	23,003	4,571	11,424	16,150	27,574	8,710	1962	Oct-05
Highlands of Marin Phase II	—	5,353	18,559	23,912	11,059	5,753	29,218	34,971	13,438	2010	Oct-07
Edgewater	—	30,657	83,872	114,529	3,261	30,687	87,103	117,790	34,141	2007	Mar-08
Almaden Lake Village	27,000	594	42,515	43,109	4,838	741	47,206	47,947	18,420	1999	Jul-08
SAN FRANCISCO, CA	66,310	107,787	340,136	447,923	112,945	116,569	444,299	560,868	211,809
Rosebeach	—	8,414	17,449	25,863	2,945	8,584	20,224	28,808	11,880	1970	Sep-04
Tierra Del Rey	32,635	39,586	36,679	76,265	3,008	39,647	39,626	79,273	16,561	1999	Dec-07
LOS ANGELES, CA	32,635	48,000	54,128	102,128	5,953	48,231	59,850	108,081	28,441
Crowne Pointe	—	2,486	6,437	8,923	5,074	2,822	11,175	13,997	7,069	1987	Dec-98
Hilltop	—	2,174	7,408	9,582	3,722	2,668	10,636	13,304	6,431	1985	Dec-98
The Kennedy	—	6,179	22,307	28,486	1,742	6,242	23,986	30,228	12,640	2005	Nov-05
Hearthstone at Merrill Creek	22,957	6,848	30,922	37,770	3,180	6,984	33,966	40,950	13,370	2000	May-08
Island Square	—	21,284	89,389	110,673	4,086	21,413	93,346	114,759	34,577	2007	Jul-08
SEATTLE, WA	22,957	38,971	156,463	195,434	17,804	40,129	173,109	213,238	74,087
Boronda Manor	—	1,946	8,982	10,928	9,377	3,169	17,136	20,305	8,611	1979	Dec-98
Garden Court	—	888	4,188	5,076	5,304	1,552	8,828	10,380	4,603	1973	Dec-98
Cambridge Court	—	3,039	12,883	15,922	14,266	5,274	24,914	30,188	13,065	1974	Dec-98
Laurel Tree	—	1,304	5,115	6,419	5,872	2,139	10,152	12,291	5,264	1977	Dec-98
The Pointe At Harden Ranch	—	6,388	23,854	30,242	25,703	9,848	46,097	55,945	23,292	1986	Dec-98
The Pointe At Northridge	—	2,044	8,028	10,072	9,582	3,269	16,385	19,654	8,761	1979	Dec-98
The Pointe At Westlake	—	1,329	5,334	6,663	6,207	2,154	10,716	12,870	5,276	1975	Dec-98
MONTEREY PENINSULA, CA	—	16,938	68,384	85,322	76,311	27,405	134,228	161,633	68,872
Verano at Rancho Cucamonga Town Square	46,471	13,557	3,645	17,202	53,385	23,066	47,521	70,587	31,638	2006	Oct-02
Villas at Carlsbad	—	6,517	10,718	17,235	2,181	6,763	12,653	19,416	7,330	1966	Oct-04
Ocean Villas	—	5,135	12,789	17,924	1,817	5,326	14,415	19,741	8,442	1965	Oct-04
OTHER SOUTHERN, CA	46,471	25,209	27,152	52,361	57,383	35,155	74,589	109,744	47,410
Tualatin Heights	—	3,273	9,134	12,407	6,517	3,839	15,085	18,924	9,653	1989	Dec-98
Andover Park	16,818	2,916	16,995	19,911	8,174	3,210	24,875	28,085	16,127	1989	Sep-04
Hunt Club	18,323	6,014	14,870	20,884	5,918	6,364	20,438	26,802	13,604	1985	Sep-04
PORTLAND, OR	35,141	12,203	40,999	53,202	20,609	13,413	60,398	73,811	39,384
TOTAL WEST REGION	397,387	578,048	1,006,929	1,584,977	466,329	640,378	1,410,928	2,051,306	715,843

UNITED DOMINION REALTY, L.P.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2014
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Building and Improvements	Total Initial Acquisition Costs	Cost of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction (a)	Date Acquired
MID-ATLANTIC REGION
The Whitmore	—	6,418	13,411	19,829	20,350	7,493	32,686	40,179	21,571	2008	Apr-02
Ridgewood	—	5,612	20,086	25,698	8,108	6,012	27,794	33,806	19,540	1988	Aug-02
DelRey Tower	—	297	12,786	13,083	111,790	9,447	115,426	124,873	2,382	2014	Jan-08
Wellington Place at Olde Town	32,037	13,753	36,059	49,812	17,071	14,650	52,233	66,883	32,364	2008	Sep-05
Andover House	—	14,357	51,577	65,934	3,108	14,373	54,669	69,042	24,673	2004	Mar-07
Sullivan Place	—	1,137	103,676	104,813	5,604	1,373	109,044	110,417	44,942	2007	Dec-07
Circle Towers	70,606	32,815	107,051	139,866	10,812	33,105	117,573	150,678	45,360	1972	Mar-08
Delancey at Shirlington	—	21,606	66,765	88,371	1,770	21,632	68,509	90,141	26,624	2006/2007	Mar-08
METROPOLITAN D.C.	102,643	95,995	411,411	507,406	178,613	108,085	577,934	686,019	217,456
Lakeside Mill	12,569	2,666	10,109	12,775	4,581	2,985	14,371	17,356	10,818	1989	Dec-99
Tamar Meadow	—	4,145	17,150	21,295	5,089	4,577	21,807	26,384	14,882	1990	Nov-02
Calvert’s Walk	—	4,408	24,692	29,100	6,766	4,726	31,140	35,866	19,763	1988	Mar-04
Liriope Apartments	—	1,620	6,791	8,411	1,250	1,646	8,015	9,661	5,090	1997	Mar-04
20 Lambourne	30,834	11,750	45,590	57,340	5,433	12,018	50,755	62,773	21,218	2003	Mar-08
BALTIMORE, MD	43,403	24,589	104,332	128,921	23,119	25,952	126,088	152,040	71,771
TOTAL MID-ATLANTIC REGION	146,046	120,584	515,743	636,327	201,732	134,037	704,022	838,059	289,227
SOUTHEAST REGION
Sugar Mill Creek	—	2,242	7,553	9,795	6,846	2,734	13,907	16,641	8,998	1988	Dec-98
Inlet Bay	—	7,702	23,150	30,852	14,657	9,211	36,298	45,509	25,585	1988/1989	Jun-03
MacAlpine Place	—	10,869	36,858	47,727	7,384	11,408	43,703	55,111	27,162	2001	Dec-04
TAMPA, FL	—	20,813	67,561	88,374	28,887	23,353	93,908	117,261	61,745
Legacy Hill	—	1,148	5,867	7,015	8,636	1,762	13,889	15,651	10,830	1977	Nov-95
Hickory Run	—	1,469	11,584	13,053	9,761	2,139	20,675	22,814	13,482	1989	Dec-95
Carrington Hills	—	2,117	—	2,117	33,846	4,462	31,501	35,963	20,064	1999	Dec-95
Brookridge	—	708	5,461	6,169	4,500	1,143	9,526	10,669	6,641	1986	Mar-96
Breckenridge	—	766	7,714	8,480	4,357	1,258	11,579	12,837	7,704	1986	Mar-97
Polo Park	—	4,583	16,293	20,876	16,042	5,643	31,275	36,918	20,471	2008	May-06
NASHVILLE, TN	—	10,791	46,919	57,710	77,142	16,407	118,445	134,852	79,192
The Reserve and Park at Riverbridge	39,179	15,968	56,401	72,369	8,947	16,536	64,780	81,316	38,317	1999/2001	Dec-04
OTHER FLORIDA	39,179	15,968	56,401	72,369	8,947	16,536	64,780	81,316	38,317
TOTAL SOUTHEAST REGION	39,179	47,572	170,881	218,453	114,976	56,296	277,133	333,429	179,254
NORTHEAST REGION
Inwood West	56,447	20,778	88,096	108,874	3,034	19,309	92,599	111,908	20,102	2006	Apr-11
14 North	—	10,961	51,175	62,136	4,563	10,999	55,700	66,699	12,750	2005	Apr-11
BOSTON, MA	56,447	31,739	139,271	171,010	7,597	30,308	148,299	178,607	32,852
10 Hanover Square	190,462	41,432	218,983	260,415	8,396	41,481	227,330	268,811	42,678	2005	Apr-11
95 Wall Street	—	57,637	266,255	323,892	6,296	57,736	272,452	330,188	54,973	2008	Aug-11
NEW YORK, NY	190,462	99,069	485,238	584,307	14,692	99,217	499,782	598,999	97,651
TOTAL NORTHEAST REGION	246,909	130,808	624,509	755,317	22,289	129,525	648,081	777,606	130,503
SOUTHWEST REGION
THIRTY377	30,023	24,036	32,951	56,987	8,162	24,311	40,838	65,149	21,663	2007	Aug-06
Legacy Village	72,415	16,882	100,102	116,984	7,325	17,280	107,029	124,309	44,321	6/7/2005	Mar-08
DALLAS, TX	102,438	40,918	133,053	173,971	15,487	41,591	147,867	189,458	65,984
Barton Creek Landing	—	3,151	14,269	17,420	22,118	4,807	34,731	39,538	20,260	2010	Mar-02
AUSTIN, TX	—	3,151	14,269	17,420	22,118	4,807	34,731	39,538	20,260
TOTAL SOUTHWEST REGION	102,438	44,069	147,322	191,391	37,605	46,398	182,598	228,996	86,244
TOTAL OPERATING COMMUNITIES	931,959	921,081	2,465,384	3,386,465	842,931	1,006,634	3,222,762	4,229,396	1,401,071
COMMERCIAL
Circle Towers Office Bldg	—	1,407	4,498	5,905	1,516	1,380	6,041	7,421	2,232
TOTAL COMMERCIAL	—	1,407	4,498	5,905	1,516	1,380	6,041	7,421	2,232
Other (b)	—	—	—	—	1,953	—	1,953	1,953	—
TOTAL CORPORATE	—	—	—	—	1,953	—	1,953	1,953	—
TOTAL COMMERCIAL & CORPORATE	—	1,407	4,498	5,905	3,469	1,380	7,994	9,374	2,232
TOTAL REAL ESTATE OWNED	$931,959	$922,488	$2,469,882	$3,392,370	$846,400	$1,008,014	$3,230,756	$4,238,770	$1,403,303

UNITED DOMINION REALTY, L.P.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2014
(In thousands)

(a)	Date of construction or date of last major renovation.

(b)	Includes unallocated accruals and capital expenditures.

The aggregate cost for federal income tax purpose was approximately $3.6 billion at December 31, 2011.

The estimated depreciable lives for all buildings in the latest Consolidated Statements of Operations are 35 to 55 years.

UNITED DOMINION REALTY, L.P.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2014
(In thousands)

3-YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION
The following is a reconciliation of the carrying amount of total real estate owned at December 31, (in thousands):

	2014	2013	2012
Balance at beginning of the year	$4,188,480	$4,182,920	$4,205,298
Capital expenditures and development	91,682	151,002	115,355
Real estate sold	(41,013)	(70,687)	(116,166)
Real estate transferred to the General Partner	—	(74,755)	—
Retirement of fully depreciated asset	—	—	(13,945)
Casualty-related impairment of assets	(379)	—	(7,622)
Balance at end of year	$4,238,770	$4,188,480	$4,182,920
The following is a reconciliation of total accumulated depreciation for real estate owned at December 31, (in thousands):

	2014	2013	2012
Balance at beginning of the year	$1,241,574	$1,097,133	$976,358
Depreciation expense for the year	178,719	179,404	189,362
Accumulated depreciation on sales	(16,674)	(34,794)	(54,085)
Accumulated depreciation on retirements of fully depreciated asset	—	—	(13,945)
Accumulated depreciation on property transferred to the General Partner	—	(169)	—
Write off of accumulated depreciation on casualty-related impaired assets	(316)	—	(557)
Balance at end of year	$1,403,303	$1,241,574	$1,097,133

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

4.10	UDR, Inc. 5.25% Medium-Term Note due January 2015, issued November 1, 2004.	Exhibit 4.21 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.11	UDR, Inc. 5.25% Medium-Term Note due January 2015, issued February 14, 2005.	Exhibit 4.22 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.12	UDR, Inc. 5.25% Medium-Term Note due January 2015, issued March 8, 2005.	Exhibit 4.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.13	UDR, Inc. 5.25% Medium-Term Note due January 2015, issued May 3, 2005.	Exhibit 4.3 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

4.14	UDR, Inc. 5.25% Medium-Term Note due January 2016, issued September 7, 2005.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.15	UDR, Inc. 5.50% Medium-Term Note, Series A due April 2014, issued March 27, 2007.	Exhibit 4.5 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

4.16	UDR, Inc. 4.25% Medium-Term Note, Series A due June 2018, issued May 23, 2011.	Exhibit 4.16 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.

4.17	UDR, Inc. 4.625% Medium-Term Note, Series A due January 2022, issued January 10, 2012.	Exhibit 4.17 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.

Exhibit	Description	Location

4.18	UDR, Inc. 3.70% Medium-Term Note, Series A due October 2020, issued September 26, 2013.	Exhibit 4.18 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.

4.19	Indenture dated as of April 1, 1994, by and between UDR, Inc. and Nationsbank of Virginia, N.A., as trustee.	Exhibit 4(ii)(f)(1) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

4.20	Supplemental Indenture dated as of August 20, 2009, by and between UDR, Inc. and U.S. Bank National Association, as trustee, to UDR, Inc.’s Indenture dated as of April 1, 1994.	Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K dated August 20, 2009 and filed with the Commission on August 21, 2009.

4.21	Guaranty of United Dominion Realty, L.P. with respect to UDR, Inc.’s Indenture dated as of November 1, 1995.	Exhibit 99.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 30, 2010.

4.22	Guaranty of United Dominion Realty, L.P. with respect to UDR, Inc.’s Indenture dated as of October 12, 2006.	Exhibit 99.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 30, 2010.

4.23
First Supplemental Indenture among UDR, Inc., United Dominion Realty, L.P. and U.S. Bank National Association, as Trustee, dated as of May 3, 2011, relating to UDR, Inc.’s Medium-Term Notes, Series A, due Nine Months or More from Date of Issue.
Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K filed with the Commission on May 4, 2011.

4.24	UDR, Inc. 3.75% Medium-Term Note, Series A due October 2024, issued June 26, 2014.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.01*	UDR, Inc. 1999 Long-Term Incentive Plan (as amended and restated February 6, 2014).	Exhibit 10.1 to UDR, Inc.'s Current Report on Form 8-K filed with the Commission on May 28, 2014.

10.02*	Form of UDR, Inc. Restricted Stock Award Agreement under the 1999 Long-Term Incentive Plan.	Exhibit 10.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10.03*	Form of UDR, Inc. Restricted Stock Award Agreement for awards outside of the 1999 Long-Term Incentive Plan.	Exhibit 99.3 to UDR, Inc.’s Current Report on Form 8-K dated March 19, 2007 and filed with the Commission on March 19, 2007.

10.04*	Form of UDR, Inc. Notice of Performance Contingent Restricted Stock Award.	Exhibit 10.2 to UDR, Inc.’s Current Report on Form 8-K dated May 2, 2006 and filed with the Commission on May 8, 2006.

10.05*	Description of UDR, Inc. Shareholder Value Plan.	Exhibit 10(x) to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.06*	Description of UDR, Inc. Executive Deferral Plan.	Exhibit 10(xi) to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit	Description	Location

10.07*	Form of UDR, Inc. Indemnification Agreement.	Exhibit 10.3 to UDR, Inc.’s Current Report on Form 8-K dated May 2, 2006 and filed with the Commission on May 8, 2006.

10.08	Amended and Restated Master Credit Facility Agreement dated as of June 24, 2002 by and between UDR, Inc. and Green Park Financial Limited Partnership, as amended through February 14, 2007.	Exhibit 10.41 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.09	Limited Liability Company Agreement of UDR Texas Ventures LLC, a Delaware limited liability company, dated as of November 5, 2007.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated November 5, 2007 and filed with the Commission on November 9, 2007.

10.10*	Letter Agreement dated as of February 18, 2008, by and between UDR, Inc. and Warren L. Troupe.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated February 22, 2008 and filed with the Commission on February 27, 2008.

10.11*	Termination of Letter Agreement dated as of February 18, 2008 by and between UDR, Inc. and Warren L. Troupe, dated as of February 7, 2013 and effective as of December 31, 2012.	Exhibit 10.44 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.12*	Indemnification Agreement dated as of March 3, 2008, by and between UDR, Inc. and Warren L. Troupe.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated February 22, 2008 and filed with the Commission on February 27, 2008.

10.13*	Letter Agreement, dated December 12, 2012, by and between UDR, Inc. and Thomas M. Herzog.	Exhibit 10.43 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.14	Subordination Agreement dated as of April 16, 1998, by and between UDR, Inc. and United Dominion Realty, L.P.	Exhibit 10(vi)(a) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

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
Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on October 26, 2011.

10.22	First Amendment to the Credit Agreement, dated as of March 1, 2013.	Exhibit 10.22 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.

10.23	Second Amendment to the Credit Agreement, dated as of June 6, 2013.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated June 6, 2013 and filed with the Commission on June 10, 2013.

10.24	Amendment to the UDR, Inc. Term Loan Agreement.	Exhibit 10.24 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.

10.25	Aircraft Time Sharing Agreement dated as of December 15, 2011, by and between UDR, Inc. and Thomas W. Toomey.	Exhibit 10.42 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011.

10.26	Aircraft Time Sharing Agreement dated as of December 15, 2011, by and between UDR, Inc. and Warren L. Troupe.	Exhibit 10.2 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.27
Amendment No.1, dated July 29, 2014, to the ATM Equity OfferingSM Sales Agreement among UDR, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, dated April 4, 2012.
Exhibit 1.1 to UDR, Inc.’s Current Report on Form 8-K filed with the Commission on July 31, 2014.

Exhibit	Description	Location

10.28
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
Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K filed with the Commission on July 31, 2014.

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

101
XBRL (Extensible Business Reporting Language). The following materials from this Annual Report on Form 10-K for the period ended December 31, 2014, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., (vi) notes to consolidated financial statements of UDR, Inc., (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of comprehensive income/(loss) of United Dominion Realty, L.P.; (x) consolidated statements of changes in capital of United Dominion Realty, L.P., (xi) consolidated statements of cash flows of United Dominion Realty, L.P., (xi) notes to consolidated financial statements of United Dominion Realty, L.P.
Filed herewith.

*	Management Contract or Compensatory Plan or Arrangement