Form 10-Q
period 2015-03-31
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2015-04-28
CIK 74208, 1018254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of April 27, 2015 was 258,985,923.

UDR, INC.
UNITED DOMINION REALTY, L.P.

EXPLANATORY NOTE
This Report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2015 of UDR, Inc., a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR, Inc. is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company”, “UDR” or “UDR, Inc.” refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including the Operating Partnership. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or the “OP” refer to United Dominion Realty, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership are referred to as the “OP Units” and the holders of the OP Units are referred to as “unitholders.” This combined Form 10-Q is being filed separately by UDR and the Operating Partnership.
There are a number of differences between our Company and our Operating Partnership, which are reflected in our disclosure in this Report. UDR is a real estate investment trust (a “REIT”), whose most significant asset is its ownership interest in the Operating Partnership. UDR also conducts business through other subsidiaries, including its taxable REIT subsidiary (“TRS”), whose activities include development of land and land entitlement. UDR acts as the sole general partner of the Operating Partnership, holds interests in subsidiaries and joint ventures, owns and operates properties, issues securities from time to time and guarantees debt of certain of our subsidiaries. The Operating Partnership conducts the operations of a substantial portion of the business and is structured as a partnership with no publicly traded equity securities. The Operating Partnership has guaranteed certain outstanding debt of UDR.
As of March 31, 2015, UDR owned 110,883 units (100%) of the general partnership interests of the Operating Partnership and 174,002,876 units (approximately 95.0%) of the limited partnership interests of the Operating Partnership. UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are provided for each of UDR and the Operating Partnership.

UDR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$8,256,995	$8,205,627
Less: accumulated depreciation	(2,521,958)	(2,434,772)
Real estate held for investment, net	5,735,037	5,770,855
Real estate under development (net of accumulated depreciation of $142 and $0, respectively)	196,511	177,632
Total real estate owned, net of accumulated depreciation	5,931,548	5,948,487
Cash and cash equivalents	6,274	15,224
Restricted cash	23,266	22,340
Deferred financing costs, net	21,676	22,686
Notes receivable, net	15,494	14,369
Investment in and advances to unconsolidated joint ventures, net	763,540	718,226
Other assets	96,713	105,202
Total assets	$6,858,511	$6,846,534

LIABILITIES AND EQUITY
Liabilities:
Secured debt	$1,370,673	$1,361,529
Unsecured debt	2,145,996	2,221,576
Real estate taxes payable	21,848	15,978
Accrued interest payable	23,460	34,215
Security deposits and prepaid rent	34,624	34,064
Distributions payable	75,129	69,460
Accounts payable, accrued expenses, and other liabilities	63,857	91,282
Total liabilities	3,735,587	3,828,104

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests in the Operating Partnership	311,883	282,480

Equity:
Preferred stock, no par value; 50,000,000 shares authorized:
8.00% Series E Cumulative Convertible; 2,803,812 shares issued and outstanding at March 31, 2015 and December 31, 2014	46,571	46,571
Common stock, $0.01 par value; 350,000,000 shares authorized:
258,988,739 and 255,114,603 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2,590	2,551
Additional paid-in capital	4,334,418	4,223,747
Distributions in excess of net income	(1,557,953)	(1,528,917)
Accumulated other comprehensive income/(loss), net	(15,445)	(8,855)
Total stockholders’ equity	2,810,181	2,735,097
Noncontrolling interests	860	853
Total equity	2,811,041	2,735,950
Total liabilities and equity	$6,858,511	$6,846,534
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
REVENUES:
Rental income	$207,047	$194,352
Joint venture management and other fees	12,706	3,687
Total revenues	219,753	198,039

OPERATING EXPENSES:
Property operating and maintenance	37,250	36,720
Real estate taxes and insurance	26,222	25,431
Property management	5,694	5,345
Other operating expenses	1,766	1,926
Real estate depreciation and amortization	88,777	88,533
General and administrative	12,152	11,994
Casualty-related (recoveries)/charges, net	996	500
Other depreciation and amortization	1,623	1,080
Total operating expenses	174,480	171,529

Operating income	45,273	26,510

Income/(loss) from unconsolidated entities	59,159	(3,565)
Interest expense	(28,800)	(32,884)
Interest and other income/(expense), net	360	1,415
Income/(loss) before income taxes, discontinued operations, and gain/(loss) on sale of real estate owned	75,992	(8,524)
Tax benefit/(expense), net	425	3,329
Income/(loss) from continuing operations	76,417	(5,195)
Income/(loss) from discontinued operations, net of tax	—	(87)
Income/(loss) before gain/(loss) on sale of real estate owned	76,417	(5,282)
Gain/(loss) on sale of real estate owned, net of tax	—	24,294
Net income/(loss)	76,417	19,012
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership	(2,588)	(647)
Net (income)/loss attributable to noncontrolling interests	(7)	(4)
Net income/(loss) attributable to UDR, Inc.	73,822	18,361
Distributions to preferred stockholders — Series E (Convertible)	(931)	(931)
Net income/(loss) attributable to common stockholders	$72,891	$17,430

Income/(loss) per weighted average common share — basic:
Income/(loss) from continuing operations attributable to common stockholders	$0.28	$0.07
Income/(loss) from discontinued operations attributable to common stockholders	0.00	0.00
Net income/(loss) attributable to common stockholders	$0.28	$0.07

Income/(loss) per weighted average common share — diluted:
Income/(loss) from continuing operations attributable to common stockholders	$0.28	$0.07
Income/(loss) from discontinued operations attributable to common stockholders	0.00	0.00
Net income/(loss) attributable to common stockholders	$0.28	$0.07

Common distributions declared per share	$0.2775	$0.2600

Weighted average number of common shares outstanding — basic	256,834	250,177
Weighted average number of common shares outstanding — diluted	258,662	251,822
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income/(loss)	$76,417	$19,012
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(7,552)	(55)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	737	1,532
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	(6,815)	1,477
Comprehensive income/(loss)	69,602	20,489
Comprehensive (income)/loss attributable to noncontrolling interests	(2,371)	(707)
Comprehensive income/(loss) attributable to UDR, Inc.	$67,231	$19,782

See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Preferred Stock		Common Stock		Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss), net	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	2,803,812	$46,571	255,114,603	$2,551	$4,223,747	$(1,528,917)	$(8,855)	$853	$2,735,950
Net income/(loss) attributable to UDR, Inc.	—	—	—	—	—	73,822	—	—	73,822
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	7	7
Other comprehensive income/(loss)	—	—	—	—	—	—	(6,590)	—	(6,590)
Issuance/(forfeiture) of common and restricted shares, net	—	—	433,966	4	1,899	—	—	—	1,903
Issuance of common shares through public offering	—	—	3,439,636	34	108,756	—	—	—	108,790
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	—	—	534	1	16	—	—	—	17
Common stock distributions declared ($0.2775 per share)	—	—	—	—	—	(72,231)	—	—	(72,231)
Preferred stock distributions declared-Series E ($0.3322 per share)	—	—	—	—	—	(931)	—	—	(931)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	—	—	(29,696)	—	—	(29,696)
Balance at March 31, 2015	2,803,812	$46,571	258,988,739	$2,590	$4,334,418	$(1,557,953)	$(15,445)	$860	$2,811,041
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating Activities
Net income/(loss)	$76,417	$19,012
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	90,400	89,613
(Gain)/loss on sale of real estate owned, net of tax	—	(24,294)
Tax (benefit)/provision, net	(425)	(3,329)
(Income)/loss from unconsolidated entities	(59,159)	3,565
Casualty-related (recoveries)/charges, net	996	500
Other	6,324	6,697
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	4,794	8,422
Increase/(decrease) in operating liabilities	(23,329)	(17,665)
Net cash provided by/(used in) operating activities	96,018	82,521

Investing Activities
Acquisition of real estate assets	—	(77,793)
Proceeds from sale of real estate investments, net	—	47,922
Development of real estate assets	(43,563)	(56,147)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(20,431)	(30,226)
Capital expenditures — non-real estate assets	(437)	(1,115)
Investment in unconsolidated joint ventures	(25,463)	(21,476)
Distributions received from unconsolidated joint ventures	41,481	7,661
Purchase deposits on pending acquisitions	—	(4,000)
(Issuance)/repayment of notes receivable	(1,125)	(1,535)
Net cash provided by/(used in) investing activities	(49,538)	(136,709)

Financing Activities
Payments on secured debt	(2,266)	(2,486)
Proceeds from the issuance of secured debt	—	4,553
Payments on unsecured debt	(325,211)	(184,000)
Net proceeds/(repayment) of revolving bank debt	236,500	287,500
Proceeds from the issuance of common shares through public offering, net	108,790	—
Distributions paid to redeemable noncontrolling interests	(2,509)	(2,360)
Distributions paid to preferred stockholders	(931)	(931)
Distributions paid to common stockholders	(66,692)	(58,952)
Other	(3,111)	(3,494)
Net cash provided by/(used in) financing activities	(55,430)	39,830
Net increase/(decrease) in cash and cash equivalents	(8,950)	(14,358)
Cash and cash equivalents, beginning of period	15,224	30,249
Cash and cash equivalents, end of period	6,274	15,891

	Three Months Ended
	March 31,
	2015	2014
Supplemental Information:

Interest paid during the period, net of amounts capitalized	$40,282	$38,180

Non-cash transactions:
Acquisition of real estate	$24,067	$—
Fair value adjustment of debt acquired as part of acquisition of real estate	$1,363	$—
See accompanying notes to consolidated financial statements.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

1. CONSOLIDATION AND BASIS OF PRESENTATION
Consolidation and Basis of Presentation
UDR, Inc., collectively with our consolidated subsidiaries (“UDR,” the “Company,” “we,” “our,” or “us”), is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”). As of March 31, 2015, there were 183,278,698 units in the Operating Partnership outstanding, of which 174,113,759 units, or 95.0%, were owned by UDR and 9,164,939 units, or 5.0%, were owned by limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of March 31, 2015, and results of operations for the three months ended March 31, 2015 and 2014 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2014 appearing in UDR’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2015.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard specifically excludes lease contracts. The ASU allows for the use of either the full or modified retrospective transition method, and the standard will be effective for the Company on January 1, 2017; early adoption is not permitted. The Company has not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
Discontinued Operations
In accordance with GAAP, a discontinued operation represents (1) a component of an entity or group of components that has been disposed of or is classified as held for sale in a single transaction and represents a strategic shift that has or will have a major effect on an entity’s financial results, or (2) an acquired business that is classified as held for sale on the date of acquisition. A strategic shift could include a disposal of (1) a separate major line of business, (2) a separate major geographic area of operations, (3) a major equity method investment, or (4) other major parts of an entity.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2015

We record sales of real estate that do not meet the definition of a discontinued operation in Gain/(loss) on sale of real estate owned, net of tax on the Consolidated Statements of Operations.
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
Notes Receivable

The following table summarizes our notes receivable, net as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	Interest rate at	Balance outstanding
	March 31, 2015	March 31, 2015	December 31, 2014
Note due February 2017 (a)	10.00%	$12,994	$11,869
Note due July 2017 (b)	8.00%	2,500	2,500
Total notes receivable, net		$15,494	$14,369
(a) The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $13.0 million. During the three months ended March 31, 2015, the Company loaned an additional $1.1 million. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (February 2017).
(b) The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $2.5 million. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (July 2017).
The Company recognized $0.4 million and $1.2 million of interest income from notes receivable during the three months ended March 31, 2015 and 2014, respectively, none of which was related party interest income. Interest income is included in Interest and other income/(expense), net on the Consolidated Statements of Operations.
Comprehensive Income/(Loss)
Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three months ended March 31, 2015 and 2014, the Company’s other comprehensive

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2015

income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to redeemable noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 10, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests was $(225,000) and $56,000 during the three months ended March 31, 2015 and 2014, respectively.
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
Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of March 31, 2015, UDR’s net deferred tax asset was $7.6 million (net of a valuation allowance of less than $0.1 million), which is included in Other assets on the Consolidated Balance Sheets.
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
UDR had no material unrecognized tax benefit, accrued interest or penalties at March 31, 2015. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2010 through 2013 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax benefit/(expense), net on the Consolidated Statements of Operations.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2015

3. REAL ESTATE OWNED
Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. As of March 31, 2015, the Company owned and consolidated 138 communities in 10 states plus the District of Columbia totaling 39,956 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014
Land and land improvements	$1,984,019	$1,980,221
Depreciable property — held and used:
Building, improvements, and furniture, fixtures and equipment	6,272,976	6,225,406
Under development:
Land and land improvements	24,584	24,584
Building, improvements, and furniture, fixtures and equipment	172,069	153,048
Real estate owned	8,453,648	8,383,259
Accumulated depreciation	(2,522,100)	(2,434,772)
Real estate owned, net	$5,931,548	$5,948,487

In February 2015, the Company acquired an office building in Highlands Ranch, Colorado, for total consideration of approximately $24.0 million, which was comprised of assumed debt. The Company's corporate offices, as well as other leased office space, are located in the acquired building. The building consists of approximately 120,000 square feet, of which UDR occupies approximately 44,000 square feet. All existing leases were assumed by the Company at the time of acquisition.

During the three months ended March 31, 2015, the Company did not sell or have any properties classified as held for sale.

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, were $2.2 million and $3.4 million for the three months ended March 31, 2015 and 2014, respectively. Total interest capitalized was $4.8 million and $5.3 million for the three months ended March 31, 2015 and 2014, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion and depreciation commences over the estimated useful life.

During the three months ended March 31, 2015, the Company recorded a loss of of $996,000 related to damage caused by severe snow storms to properties located on the east coast, which is included in Casualty-related (recoveries)/charges, net on the Consolidated Statements of Operations.
4. DISCONTINUED OPERATIONS
Effective January 1, 2014, UDR prospectively adopted ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, for all communities not previously sold or classified as held for sale. The standard had a material impact on the Company’s consolidated financial statements. As a result of adopting the ASU, during the three months ended March 31, 2014, gains (net of tax) of $23.3 million from disposition of real estate, excluding a $1.1 million gain related to the sale of land, are included in Gain/(loss) on sale of real estate owned, net of tax on the Consolidated

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2015

Statements of Operations rather than in Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations.
As of March 31, 2014, the Company held one operating property that was classified as held for disposition prior to the adoption of ASU 2014-08 and, therefore, met the requirements to be reported as a discontinued operation. The operating results of the property for the three months ended March 31, 2014 are included in Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations. The property was subsequently sold during the third quarter of 2014.
The following is a summary of income/(loss) from discontinued operations, net of tax for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended
	March 31,
	2015	2014
Rental income	$—	$48
Rental expenses	—	125
Property management	—	1
Interest and other (income)/expense, net	—	9
Income/(loss) from discontinued operations, net of tax	$—	$(87)

Income/(loss) from discontinued operations attributable to UDR, Inc.	$—	$(84)
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2015

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of March 31, 2015 and December 31, 2014 (dollars in thousands):

Joint Venture	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at		UDR’s Ownership Interest
		March 31, 2015	March 31, 2015	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Operating and development:
UDR/MetLife I	Various	4 land parcels	—	$13,473	$13,306	15.7%	15.7%
UDR/MetLife II	Various	21 operating communities	4,642	429,635	431,277	50.0%	50.0%
Other UDR/MetLife Development Joint Ventures		1 operating community;
		4 development communities (a);
	Various	1 land parcels	1,437	145,681	134,939	50.6%	50.6%
UDR/MetLife Vitruvian Park®	Addison, TX	3 operating communities
		6 land parcels	1,130	78,669	80,302	50.0%	50.0%
UDR/KFH	Washington, D.C.	3 operating communities	660	20,435	21,596	30.0%	30.0%
Texas (b)	Texas	—	—	—	(25,901)	—%	20.0%
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment				687,893	655,519

	Location	Interest Rate	Years To Maturity	Investment at		Income From Participating Loan Investment for the Three Months Ended March 31,
				March 31, 2015	December 31, 2014	2015	2014
Participating loan investment:
Steele Creek	Denver, CO	6.5%	2.3	75,647	62,707	$1,154	$321

Total investment in and advances to unconsolidated joint ventures, net				$763,540	$718,226

(a)
The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes. As of March 31, 2015, no apartment homes had been completed in Other UDR/MetLife Development Joint Ventures.

(b) In January 2015, the eight communities held by the Texas joint venture were sold, generating net proceeds to UDR of $43.5 million. The Company recorded promote and disposition fee income of $9.6 million and a gain of $59.1 million (including $24.2 million of previously deferred gains) in connection with the sale.
Subsequent to quarter end, the Company entered into a joint venture agreement with real estate private equity firm, The Wolff Company (“Wolff”), to invest $136 million for a 48 percent interest in a portfolio of five communities that are currently under construction. The transaction is expected to close in May 2015. The communities are located in three of the Company’s core, coastal markets: Metro Seattle, Los Angeles and Orange County, CA. UDR will earn a 6.5 percent preferred return on its $136 million investment through each individual community’s date of stabilization, defined as when a community reaches 80 percent occupancy for ninety consecutive days, while Wolff is allocated all income and expense during the pre-stabilization period. Upon stabilization, income and expense will be shared based on each partner’s ownership percentage. The Company will serve as property manager and be paid a management fee during the lease-up phase and subsequent operation of each of the communities.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2015

The Company has a fixed price option to acquire Wolff’s remaining interest in each community beginning one year after completion. If the options are exercised for all five communities, the Company’s total price will be $597 million. In the event the Company does not exercise its options to purchase at least two communities, Wolff will be entitled to a 6.5 percent return on its implied equity in the communities not acquired. Wolff is providing certain guaranties and there will be construction loans on all five communities. Once completed the five communities will contain 1,533 homes.
As of March 31, 2015 and December 31, 2014, the Company had deferred fees and deferred profit from the sale of properties to joint ventures or partnerships of $5.6 million and $28.5 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.
The Company recognized management fees for our management of the joint ventures and partnerships of $2.6 million and $3.3 million for the three months ended March 31, 2015 and 2014, respectively. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.
The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.
We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decreases in the value of its investments in unconsolidated joint ventures or partnerships during the three months ended March 31, 2015 and 2014.

Combined summary balance sheets relating to all of the unconsolidated joint ventures and partnerships (not just our proportionate share) are presented below as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014
Total real estate, net	$2,970,102	$2,941,803
Assets held for sale	—	216,196
Cash and cash equivalents	29,544	32,544
Other assets	31,162	28,707
Total assets	$3,030,808	$3,219,250

Amount due to UDR	$4,691	$2,997
Third party debt	1,514,886	1,504,477
Liabilities held for sale	—	229,706
Accounts payable and accrued liabilities	52,146	44,335
Total liabilities	1,571,723	1,781,515
Total equity	1,459,085	1,437,735
Total liabilities and equity	$3,030,808	$3,219,250

UDR’s investment in unconsolidated joint ventures	$763,540	$718,226

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2015

Combined summary financial information relating to all of the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share), is presented below for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended
	March 31,
	2015	2014
Total revenues	$54,546	$38,955
Property operating expenses	(20,168)	(14,360)
Real estate depreciation and amortization	(19,351)	(14,688)
Operating income/(loss)	15,027	9,907
Interest expense	(16,061)	(12,151)
Income/(loss) from discontinued operations	182,488	(29,997)
Net income/(loss)	$181,454	$(32,241)
UDR income/(loss) from unconsolidated entities	$59,159	$(3,565)
6. SECURED AND UNSECURED DEBT
The following is a summary of our secured and unsecured debt at March 31, 2015 and December 31, 2014 (dollars in thousands):

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2015

			Three Months Ended
	Principal Outstanding		March 31, 2015
	March 31, 2015	December 31, 2014	Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$411,271	$401,210	5.49%	1.4	7
Fannie Mae credit facilities (b)	567,169	568,086	5.12%	3.8	22
Total fixed rate secured debt	978,440	969,296	5.28%	2.8	29
Variable Rate Debt
Mortgage notes payable	31,337	31,337	1.94%	1.8	1
Tax-exempt secured notes payable (c)	94,700	94,700	0.76%	7.9	2
Fannie Mae credit facilities (b)	266,196	266,196	1.62%	4.9	7
Total variable rate secured debt	392,233	392,233	1.44%	5.4	10
Total Secured Debt	1,370,673	1,361,529	4.18%	3.5	39

Unsecured Debt:
Commercial Banks
Borrowings outstanding under an unsecured credit facility due December 2017 (d) (f)	389,000	152,500	1.08%	2.7
Senior Unsecured Notes
5.25% Medium-Term Notes due January 2015 (net of discounts of $0 and $6, respectively) (e)	—	325,169	—%	—
5.25% Medium-Term Notes due January 2016	83,260	83,260	5.25%	0.8
6.21% Medium-Term Notes due July 2016	12,865	—	6.21%	1.3
4.25% Medium-Term Notes due June 2018 (net of discounts of $1,358 and $1,465, respectively) (f)	298,642	298,535	4.25%	3.2
1.70% Term Notes due June 2018 (f)	215,000	215,000	1.70%	3.2
1.53% Term Notes due June 2018 (f)	100,000	100,000	1.53%	3.2
1.32% Term Notes due June 2018 (f)	35,000	35,000	1.32%	3.2
3.70% Medium-Term Notes due October 2020 (net of discounts of $44 and $46, respectively) (f)	299,956	299,954	3.70%	5.5
4.63% Medium-Term Notes due January 2022 (net of discounts of $2,433 and $2,523, respectively) (f)	397,567	397,477	4.63%	6.8
3.75% Medium-Term Notes due July 2024 (net of discount of $964 and $990, respectively) (f)	299,036	299,010	3.75%	9.3
8.50% Debentures due September 2024	15,644	15,644	8.50%	9.5
Other	26	27	N/A	N/A
Total Unsecured Debt	2,145,996	2,221,576	3.26%	4.9
Total Debt	$3,516,669	$3,583,105	3.62%	4.4

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2015

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument. Secured debt encumbers $2.3 billion or 26.7% of UDR’s total real estate owned based upon gross book value ($6.2 billion or 73.3% of UDR’s real estate owned based on gross book value is unencumbered) as of March 31, 2015.
(a) At March 31, 2015, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from December 2015 through May 2019 and carry interest rates ranging from 3.43% to 6.16%.
The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The Company had a reduction to interest expense based on the amortization of the fair market adjustment of debt assumed in the acquisition of properties of $1.1 million and $1.3 million during the three months ended March 31, 2015 and 2014, respectively. The unamortized fair market adjustment was a net premium of $7.0 million and $6.7 million at March 31, 2015 and December 31, 2014, respectively.
(b) UDR has three secured credit facilities with Fannie Mae with an aggregate commitment of $833.4 million at March 31, 2015. The Fannie Mae credit facilities mature at various dates from May 2017 through July 2023 and bear interest at floating and fixed rates. At March 31, 2015, $567.2 million of the outstanding balance was fixed and had a weighted average interest rate of 5.12% and the remaining balance of $266.2 million had a weighted average variable interest rate of 1.62%.
Further information related to these credit facilities is as follows (dollars in thousands):

	March 31, 2015	December 31, 2014
Borrowings outstanding	$833,365	$834,282
Weighted average borrowings during the period ended	833,697	835,873
Maximum daily borrowings during the period ended	834,003	837,564
Weighted average interest rate during the period ended	4.0%	4.1%
Weighted average interest rate at the end of the period	4.0%	4.0%
(c) The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature in August 2019 and March 2032. Interest on these notes is payable in monthly installments. The variable rate mortgage notes have interest rates of 0.76% and 0.77% as of March 31, 2015.

(d) As of March 31, 2015, the Company has a $900 million unsecured revolving credit facility that matures in December 2017. The credit facility has a six month extension option and contains an accordion feature that allows us to increase the facility to $1.45 billion. Based on the Company’s current credit rating, the credit facility carries an interest rate equal to LIBOR plus a spread of 100 basis points and a facility fee of 15 basis points.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2015

The following is a summary of short-term bank borrowings under UDR’s revolving credit facility at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014
Total revolving credit facility	$900,000	$900,000
Borrowings outstanding at end of period (1)	389,000	152,500
Weighted average daily borrowings during the period ended	356,043	291,761
Maximum daily borrowings during the period ended	449,500	625,000
Weighted average interest rate during the period ended	1.2%	1.2%
Interest rate at end of the period	1.1%	1.1%
(1) Excludes $1.5 million and $1.9 million of letters of credit at March 31, 2015 and December 31, 2014, respectively.

(e) Paid off at maturity with borrowings under the Company's $900 million unsecured revolving credit facility.

(f) The Operating Partnership is a guarantor of this debt.

The aggregate maturities, including amortizing principal payments of unsecured and secured debt, of total debt for the next five calendar years subsequent to March 31, 2015 are as follows (dollars in thousands):

Year	Total Fixed Secured Debt	Total Variable Secured Debt	Total Secured Debt	Total Unsecured Debt (a)	Total Debt
2015	$194,779	$—	$194,779	$114	$194,893
2016	148,223	—	148,223	94,468	242,691
2017	177,882	96,337	274,219	389,000	663,219
2018	121,685	104,787	226,472	648,444	874,916
2019	245,871	67,700	313,571	—	313,571
Thereafter	90,000	123,409	213,409	1,013,970	1,227,379
Total	$978,440	$392,233	$1,370,673	$2,145,996	$3,516,669
(a) With the exception of the 1.32% Term Notes due June 2018 and the revolving credit facility which carry a variable interest rate, all unsecured debt carries fixed interest rates.
We were in compliance with the covenants of our debt instruments at March 31, 2015.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2015

7. INCOME/(LOSS) PER SHARE
The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended
	March 31,
	2015	2014
Numerator for income/(loss) per share:
Income/(loss) from continuing operations	$76,417	$(5,195)
Gain/(loss) on sale of real estate owned, net of tax	—	24,294
(Income)/loss from continuing operations attributable to redeemable noncontrolling interests in the Operating Partnership	(2,588)	(650)
(Income)/loss from continuing operations attributable to noncontrolling interests	(7)	(4)
Income/(loss) from continuing operations attributable to UDR, Inc.	73,822	18,445
Distributions to preferred stockholders - Series E (Convertible)	(931)	(931)
Income/(loss) from continuing operations attributable to common stockholders	$72,891	$17,514

Income/(loss) from discontinued operations, net of tax	$—	$(87)
(Income)/loss from discontinued operations attributable to redeemable noncontrolling interests in the Operating Partnership	—	3
Income/(loss) from discontinued operations attributable to common stockholders	$—	$(84)

Net income/(loss) attributable to common stockholders	$72,891	$17,430

Denominator for income/(loss) per share:
Weighted average common shares outstanding	258,100	251,213
Non-vested restricted stock awards	(1,266)	(1,036)
Denominator for basic income/(loss) per share	256,834	250,177
Incremental shares issuable from assumed conversion of stock options and unvested restricted stock	1,828	1,645
Denominator for diluted income/(loss) per share	258,662	251,822

Income/(loss) per weighted average common share-basic:
Income/(loss) from continuing operations attributable to common stockholders	$0.28	$0.07
Income/(loss) from discontinued operations attributable to common stockholders	0.00	0.00
Net income/(loss) attributable to common stockholders	$0.28	$0.07

Income/(loss) per weighted average common share-diluted:
Income/(loss) from continuing operations attributable to common stockholders	$0.28	$0.07
Income/(loss) from discontinued operations attributable to common stockholders	0.00	0.00
Net income/(loss) attributable to common stockholders	$0.28	$0.07
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2015

The following table sets forth the additional shares of common stock outstanding by equity instrument if converted to common stock for each of the three months ended March 31, 2015 and 2014 (shares in thousands):

	Three Months Ended
	March 31,
	2015	2014
OP Units	9,165	9,319
Preferred stock	3,036	3,036
Stock options and unvested restricted stock	1,828	1,645
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
The following table sets forth redeemable noncontrolling interests in the Operating Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership, December 31, 2014	$282,480
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership	29,696
Conversion of OP Units to Common Stock	(17)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership	2,588
Distributions to redeemable noncontrolling interests in the Operating Partnership	(2,639)
Allocation of other comprehensive income/(loss)	(225)
Redeemable noncontrolling interests in the Operating Partnership, March 31, 2015	$311,883

The following sets forth net income/(loss) attributable to common stockholders and transfers from redeemable noncontrolling interests in the Operating Partnership for the following periods (dollars in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net income/(loss) attributable to common stockholders	$72,891	$17,430
Conversion of OP Units to UDR Common stock	17	—
Change in equity from net income/(loss) attributable to common stockholders and conversion of OP Units to UDR Common Stock	$72,908	$17,430

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2015

Noncontrolling Interests
Noncontrolling interests represent interests of unrelated partners in certain consolidated affiliates, and are presented as part of equity in the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was $(7,000) and $(4,000) during the three months ended March 31, 2015 and 2014, respectively.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2015

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of March 31, 2015 and December 31, 2014 are summarized as follows (dollars in thousands):

			Fair Value at March 31, 2015, Using
	Total Carrying Amount in Statement of Financial Position at March 31, 2015	Fair Value Estimate at March 31, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Notes receivable (a)	$15,494	$15,923	$—	$—	$15,923
Derivatives - Interest rate contracts (b)	29	29	—	29	—
Total assets	$15,523	$15,952	$—	$29	$15,923

Derivatives - Interest rate contracts (b)	$17,112	$17,112	$—	$17,112	$—
Secured debt instruments - fixed rate: (c)
Mortgage notes payable	411,271	425,969	—	—	425,969
Fannie Mae credit facilities	567,169	599,580	—	—	599,580
Secured debt instruments - variable rate: (c)
Mortgage notes payable	31,337	31,337	—	—	31,337
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	266,196	266,196	—	—	266,196
Unsecured debt instruments: (c)
Commercial bank	389,000	389,000	—	—	389,000
Senior unsecured notes	1,756,996	1,852,361	—	—	1,852,361
Total liabilities	$3,533,781	$3,676,255	$—	$17,112	$3,659,143

Redeemable noncontrolling interests in the Operating Partnership (d)	$311,883	$311,883	$—	$311,883	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2015

			Fair Value at December 31, 2014, Using
	Total Carrying Amount in Statement of Financial Position at December 31, 2014	Fair Value Estimate at December 31, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Notes receivable (a)	$14,369	$14,808	$—	$—	$14,808
Derivatives- Interest rate contracts (b)	88	88	—	88	—
Total assets	$14,457	$14,896	$—	$88	$14,808

Derivatives- Interest rate contracts (b)	$10,368	$10,368	$—	$10,368	$—
Secured debt instruments- fixed rate: (c)
Mortgage notes payable	401,210	415,663	—	—	415,663
Fannie Mae credit facilities	568,086	606,623	—	—	606,623
Secured debt instruments- variable rate: (c)
Mortgage notes payable	31,337	31,337	—	—	31,337
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	266,196	266,196	—	—	266,196
Unsecured debt instruments: (c)
Commercial bank	152,500	152,500	—	—	152,500
Senior unsecured notes	2,069,076	2,144,125	—	—	2,144,125
Total liabilities	$3,593,473	$3,721,512	$—	$10,368	$3,711,144

Redeemable noncontrolling interests in the Operating Partnership (d)	$282,480	$282,480	$—	$282,480	$—

(a)	See Note 2, Significant Accounting Policies.

(b)	See Note 10, Derivatives and Hedging Activity.

(c)	See Note 6, Secured and Unsecured Debt.

(d)	See Note 8, Noncontrolling Interests.

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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2015

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
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
Financial Instruments Not Carried at Fair Value
At March 31, 2015, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
We consider various factors to determine if a decrease in the value of our investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary decrease in the value of its investments in unconsolidated joint ventures during the three months ended March 31, 2015 and 2014.
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
MARCH 31, 2015

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2015 and 2014, the Company recorded no ineffectiveness to earnings.
Amounts reported in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through December 31, 2015, the Company estimates that an additional $6.3 million will be reclassified as an increase to interest expense.
As of March 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	9	$565,000
Interest rate caps	3	$243,079
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in no adjustment to earnings for the three months ended March 31, 2015 and 2014.
As of March 31, 2015, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	1	$96,409

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2015

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	Asset Derivatives (included in Other assets)		Liability Derivatives (included in Other liabilities)
	Fair Value at:		Fair Value at:
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate products	$28	86	$17,112	$10,368
Derivatives not designated as hedging instruments:
Interest rate products	$1	$2	$—	$—
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Unrealized holding gain/(loss) Recognized in OCI (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Interest expense (Effective Portion)		Gain/(Loss) Recognized in Interest expense (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2015	2014	2015	2014	2015	2014
Three Months Ended March 31,
Interest rate products	$(7,552)	$(55)	$(737)	$(1,532)	$—	$—

	Gain/(Loss) Recognized in Interest and other income/(expense), net
Derivatives Not Designated as Hedging Instruments	2015	2014
Three Months Ended March 31,
Interest rate products	$(1)	$—
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2015

As of March 31, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $17.5 million. As of March 31, 2015, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2015, it may have been required to settle its obligations under the agreements at their termination value of $17.5 million.
Tabular Disclosure of Offsetting Derivatives
Company has elected not to offset derivative positions in the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of March 31, 2015 and December 31, 2014 (dollar in thousands):

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2015	$29	$—	$29	$—	$—	$29

December 31, 2014	$88	$—	$88	$(27)	$—	$61
(a) Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (b)	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Posted	Net Amount
March 31, 2015	$17,112	$—	$17,112	$—	$—	$17,112

December 31, 2014	$10,368	$—	$10,368	$(27)	$—	$10,341
(b) Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.
11. STOCK BASED COMPENSATION
The Company recognized stock based compensation expense, inclusive of awards granted to our independent directors, of $4.5 million and $3.7 million during the three months ended March 31, 2015 and 2014, respectively.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2015

12. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Company’s real estate commitments at March 31, 2015 (dollars in thousands):

	Number of Properties	Costs Incurred to Date (a)		Expected Costs to Complete		Average Ownership Stake
Wholly-owned — under development	1	$196,653	(b)	$21,047		100%
Wholly-owned — redevelopment	2	90,382	(b)	22,618		100%
Joint ventures:
Unconsolidated joint ventures	4	285,730		189,037	(c)	Various
Participating loan investments	1	75,647	(d)	16,362	(e)	0%
		$648,412		$249,064

(a)	Represents 100% of project costs incurred to date.

(b)	Costs incurred to date include $11.1 million and $2.3 million of accrued fixed assets for development and redevelopment, respectively.

(c)	Represents UDR’s proportionate share of expected remaining costs to complete.

(d)	Represents the participating loan balance funded as of March 31, 2015.

(e)	Represents UDR’s remaining participating loan commitment for Steele Creek.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2015

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•
Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2014 and held as of March 31, 2015. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three months ended March 31, 2015 and 2014.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2015

The following table details rental income and NOI from continuing and discontinued operations for UDR’s reportable segments for the three months ended March 31, 2015 and 2014, and reconciles NOI to Net Income/(Loss) Attributable to UDR, Inc. in the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	March 31, (a)
	2015	2014
Reportable apartment home segment rental income
Same-Store Communities
West Region	$67,857	$63,267
Mid-Atlantic Region	42,795	42,049
Southeast Region	27,829	26,497
Northeast Region	20,892	19,803
Southwest Region	14,107	13,467
Non-Mature Communities/Other	33,567	29,317
Total consolidated rental income	$207,047	$194,400

Reportable apartment home segment NOI
Same-Store Communities
West Region	$50,228	$45,408
Mid-Atlantic Region	29,288	28,835
Southeast Region	18,547	17,872
Northeast Region	15,566	14,546
Southwest Region	8,536	8,358
Non-Mature Communities/Other	21,410	17,105
Total consolidated NOI	143,575	132,124
Reconciling items:
Joint venture management and other fees	12,706	3,687
Property management	(5,694)	(5,346)
Other operating expenses	(1,766)	(1,935)
Real estate depreciation and amortization	(88,777)	(88,533)
General and administrative	(12,152)	(11,994)
Casualty-related recoveries/(charges), net	(996)	(500)
Other depreciation and amortization	(1,623)	(1,080)
Income/(loss) from unconsolidated entities	59,159	(3,565)
Interest expense	(28,800)	(32,884)
Interest and other income/(expense), net	360	1,415
Tax benefit/(expense), net	425	3,329
Gain/(loss) on sale of real estate owned, net of tax	—	24,294
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership	(2,588)	(647)
Net (income)/loss attributable to noncontrolling interests	(7)	(4)
Net income/(loss) attributable to UDR, Inc.	$73,822	$18,361

(a)	Same-Store Community population consisted of 36,063 apartment homes.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2015

The following table details the assets of UDR’s reportable segments as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014
Reportable apartment home segment assets:
Same-Store Communities:
West Region	$2,626,770	$2,620,242
Mid-Atlantic Region	1,536,389	1,533,993
Southeast Region	788,668	786,438
Northeast Region	1,078,431	1,076,656
Southwest Region	441,888	440,721
Non-Mature Communities/Other	1,981,502	1,925,209
Total assets	8,453,648	8,383,259
Accumulated depreciation	(2,522,100)	(2,434,772)
Total assets — net book value	5,931,548	5,948,487
Reconciling items:
Cash and cash equivalents	6,274	15,224
Restricted cash	23,266	22,340
Deferred financing costs, net	21,676	22,686
Notes receivable, net	15,494	14,369
Investment in and advances to unconsolidated joint ventures, net	763,540	718,226
Other assets	96,713	105,202
Total consolidated assets	$6,858,511	$6,846,534
Capital expenditures related to our Same-Store Communities totaled $13.3 million and $7.7 million for the three months ended March 31, 2015 and 2014, respectively. Capital expenditures related to our Non-Mature Communities/Other totaled $2.5 million and $2.1 million for the three months ended March 31, 2015 and 2014.
Markets included in the above geographic segments are as follows:

i.	West Region — Orange County, San Francisco, Seattle, Los Angeles, Monterey Peninsula, Other Southern California, and Portland

ii.	Mid-Atlantic Region — Metropolitan D.C., Baltimore, Richmond, Norfolk, and Other Mid-Atlantic

iii.	Southeast Region — Tampa, Orlando, Nashville, and Other Florida

iv.	Northeast Region — New York and Boston

v.	Southwest Region — Dallas and Austin

[This page is intentionally left blank.]

UNITED DOMINION REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$4,248,795	$4,238,770
Less: accumulated depreciation	(1,447,513)	(1,403,303)
Total real estate owned, net of accumulated depreciation	2,801,282	2,835,467
Cash and cash equivalents	826	502
Restricted cash	14,441	13,811
Deferred financing costs, net	4,118	4,475
Other assets	22,714	24,029
Total assets	$2,843,381	$2,878,284

LIABILITIES AND CAPITAL
Liabilities:
Secured debt	$929,702	$931,959
Notes payable due to General Partner	88,696	88,696
Real estate taxes payable	10,101	7,061
Accrued interest payable	3,243	3,284
Security deposits and prepaid rent	17,916	18,387
Distributions payable	50,962	47,788
Deferred gains on the sale of depreciable property	—	24,622
Accounts payable, accrued expenses, and other liabilities	13,903	22,436
Total liabilities	1,114,523	1,144,233

Commitments and contingencies (Note 9)

Capital:
Partners’ capital:
General partner: 110,883 OP Units outstanding at March 31, 2015 and December 31, 2014	1,096	1,105
Limited partners: 183,167,815 OP Units outstanding at March 31, 2015 and December 31, 2014	1,688,364	1,702,971
Accumulated other comprehensive income/(loss), net	(840)	(1,075)
Total partners’ capital	1,688,620	1,703,001
Advances (to)/from General Partner	22,418	13,624
Noncontrolling interests	17,820	17,426
Total capital	1,728,858	1,734,051
Total liabilities and capital	$2,843,381	$2,878,284
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
REVENUES:
Rental income	$110,095	$102,370

OPERATING EXPENSES:
Property operating and maintenance	19,114	18,234
Real estate taxes and insurance	12,866	11,719
Property management	3,027	2,815
Other operating expenses	1,490	1,436
Real estate depreciation and amortization	44,478	44,271
General and administrative	5,639	6,970
Casualty-related (recoveries)/charges, net	593	500
Total operating expenses	87,207	85,945

Operating income	22,888	16,425

Interest expense	(9,620)	(8,863)
Interest expense on note payable due to General Partner	(1,151)	(1,151)
Income/(loss) before gain/(loss) on sale of real estate owned	12,117	6,411
Gain/(loss) on sale of real estate owned	24,623	24,402
Net income/(loss)	36,740	30,813
Net (income)/loss attributable to noncontrolling interests	(394)	(280)
Net income/(loss) attributable to OP unitholders	$36,346	$30,533

Income/(loss) per weighted average OP Unit - basic and diluted:	$0.20	$0.17

Weighted average OP Units outstanding - basic and diluted	183,279	183,279
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income/(loss)	$36,740	$30,813
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(51)	(51)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	286	623
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	235	572
Comprehensive income/(loss)	36,975	31,385
Comprehensive (income)/loss attributable to noncontrolling interests	(394)	(280)
Comprehensive income/(loss) attributable to OP unitholders	$36,581	$31,105

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

	Class A Limited Partners	Limited Partners	UDR, Inc.		Accumulated Other Comprehensive Income/(Loss), net	Total Partners’ Capital	Advances (to)/from General Partner	Noncontrolling Interests
			Limited Partner	General Partner					Total
Balance at December 31, 2014	$53,987	$228,493	$1,420,491	$1,105	$(1,075)	$1,703,001	$13,624	$17,426	$1,734,051
Net income/(loss)	415	1,467	34,442	22	—	36,346	—	394	36,740
Distributions	(582)	(2,057)	(48,292)	(31)	—	(50,962)	—	—	(50,962)
OP Unit Redemptions for common shares of UDR	—	(16)	16	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	5,789	24,387	(30,176)	—	—	—	—	—	—
Unrealized gain on derivative financial investments	—	—	—	—	235	235	—	—	235
Net change in advances (to)/from General Partner	—	—	—	—	—	—	8,794	—	8,794
Balance at March 31, 2015	$59,609	$252,274	$1,376,481	$1,096	$(840)	$1,688,620	$22,418	$17,820	$1,728,858
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for unit data)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating Activities
Net income/(loss)	$36,740	$30,813
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	44,478	44,271
Gain/(loss) on sale of real estate owned	(24,623)	(24,402)
Casualty-related (recoveries)/charges, net	593	500
Other	(108)	32
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	342	1,510
Increase/(decrease) in operating liabilities	100	(4,052)
Net cash provided by/(used in) operating activities	57,522	48,672

Investing Activities
Proceeds from sale of real estate investments, net	—	47,922
Development of real estate assets	(7,141)	(9,860)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(9,761)	(9,181)
Net cash provided by/(used in) investing activities	(16,902)	28,881

Financing Activities
Advances from/(to) General Partner, net	(36,485)	(74,963)
Payments on secured debt	(1,302)	(1,274)
Distributions paid to partnership unitholders	(2,509)	(2,360)
Net cash provided by/(used in) financing activities	(40,296)	(78,597)
Net increase/(decrease) in cash and cash equivalents	324	(1,044)
Cash and cash equivalents, beginning of period	502	1,897
Cash and cash equivalents, end of period	$826	$853

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$11,471	$10,742
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

1. CONSOLIDATION AND BASIS OF PRESENTATION
Consolidation and Basis of Presentation
United Dominion Realty, L.P. (“UDR, L.P.,” the “Operating Partnership,” “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the three months ended March 31, 2015 and 2014, rental revenues of the Operating Partnership represented 53% of the General Partner’s consolidated rental revenues. As of March 31, 2015, the Operating Partnership’s apartment portfolio consisted of 68 communities located in 17 markets consisting of 20,809 apartment homes.
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
As of March 31, 2015, there were 183,278,698 OP Units outstanding, of which 174,113,759 or 95.0% were owned by UDR and affiliated entities and 9,164,939 or 5.0% were owned by non-affiliated limited partners. See Note 8, Capital Structure.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of March 31, 2015, and results of operations for the three months ended March 31, 2015 and 2014 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended March 31, 2015 included in the Annual Report on Form 10-K filed by UDR and the Operating Partnership with the SEC on February 24, 2015.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard specifically excludes lease contracts. The ASU allows for the use of either the

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2015

full or modified retrospective transition method, and the standard will be effective for the Operating Partnership on January 1, 2017; early adoption is not permitted. The Operating Partnership has not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
Discontinued Operations
In accordance with GAAP, a discontinued operation represents (1) a component of an entity or group of components that has been disposed of or is classified as held for sale in a single transaction and represents a strategic shift that has or will have a major effect on an entity’s financial results, or (2) an acquired business that is classified as held for sale on the date of acquisition. A strategic shift could include a disposal of (1) a separate major line of business, (2) a separate major geographic area of operations, (3) a major equity method investment, or (4) other major parts of an entity.
We record sales of real estate that do not meet the definition of a discontinued operation in Gain/(loss) on sale of real estate owned, net of tax on the Consolidated Statements of Operations.

Income/(Loss) Per Operating Partnership Unit
Basic income/(loss) per OP Unit is computed by dividing net income/(loss) attributable to general and limited partner unitholders by the weighted average number of general and limited partner units outstanding during the year. Diluted income/(loss) per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units or resulted in the issuance of OP Units and then shared in the income/(loss) of the Operating Partnership.
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
Comprehensive Income/(Loss)
Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to unitholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three months ended March 31, 2015 and 2014, the Operating Partnership’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges and (gain)/loss reclassified from other comprehensive income/(loss) into earnings. The (gain)/loss reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 7, Derivatives and Hedging Activity, for further discussion.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2015

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
3. REAL ESTATE OWNED
Real estate assets owned by the Operating Partnership consists of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. As of March 31, 2015, the Operating Partnership owned and consolidated 68 communities in nine states plus the District of Columbia totaling 20,809 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014
Land	$1,008,358	$1,008,014
Depreciable property — held and used:
Buildings, improvements, and furniture, fixture and equipment	3,240,437	3,230,756
Real estate owned	4,248,795	4,238,770
Accumulated depreciation	(1,447,513)	(1,403,303)
Real estate owned, net	$2,801,282	$2,835,467
The Operating Partnership did not have any acquisitions or real estate sales during the three months ended March 31, 2015.
Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Operating Partnership capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, were $133,000 and $1.0 million for the three months ended March 31, 2015 and 2014, respectively. Total interest capitalized was $22,000 and $755,000 during the three months ended March 31, 2015 and 2014, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion and depreciation commences over the estimated useful life.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2015

During the three months ended March 31, 2015, the Company recorded a loss of of $593,000 related to damage caused by severe snow storms to properties located on the east coast, which is included in Casualty-related (recoveries)/charges, net on the Consolidated Statements of Operations.
4. DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of March 31, 2015 and December 31, 2014 (dollars in thousands):

			Three Months Ended
	Principal Outstanding		March 31, 2015
	March 31, 2015	December 31, 2014	Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
Fixed Rate Debt
Mortgage notes payable	$376,207	$378,371	5.48%	1.4	5
Fannie Mae credit facilities	333,735	333,828	4.90%	4.3	10
Total fixed rate secured debt	709,942	712,199	5.21%	2.8	15
Variable Rate Debt
Tax-exempt secured note payable	27,000	27,000	0.77%	17.0	1
Fannie Mae credit facilities	192,760	192,760	1.85%	5.7	5
Total variable rate secured debt	219,760	219,760	1.72%	7.1	6
Total Secured Debt	$929,702	$931,959	4.38%	3.8	21
As of March 31, 2015, an aggregate commitment of $526.5 million of the General Partner's secured credit facilities with Fannie Mae was allocated to the Operating Partnership based on the ownership of the assets securing the debt. The entire commitment was outstanding at March 31, 2015. The Fannie Mae credit facilities mature at various dates from May 2017 through July 2023 and bear interest at floating and fixed rates. At March 31, 2015, $333.7 million of the outstanding balance was fixed and had a weighted average interest rate of 4.90% and the remaining balance of $192.8 million on these facilities had a weighted average variable interest rate of 1.85%.
The following information relates to the credit facilities allocated to the Operating Partnership (dollars in thousands):

	March 31, 2015	December 31, 2014
Borrowings outstanding	$526,495	$526,588
Weighted average borrowings during the period ended	526,705	527,592
Maximum daily borrowings during the period	526,898	528,659
Weighted average interest rate during the period ended	4.0%	4.1%
Interest rate at the end of the period	4.0%	4.0%
The Operating Partnership may from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair value adjustment of the fixed rate debt instruments on the Operating Partnership’s properties was a net premium of $5.2 million and $6.2 million at March 31, 2015 and December 31, 2014, respectively.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2015

Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from December 2015 through May 2019 and carry interest rates ranging from 3.43% to 5.94%.
Secured credit facilities. At March 31, 2015, the General Partner had borrowings against its fixed rate facilities of $567.2 million, of which $333.7 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of March 31, 2015, the fixed rate Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average fixed interest rate of 4.90%.
Variable Rate Debt
Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures March 2032. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 0.77% as of March 31, 2015.
Secured credit facilities. At March 31, 2015, the General Partner had borrowings against its variable rate facilities of $266.2 million, of which $192.8 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of March 31, 2015, the variable rate borrowings under the Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average floating interest rate of 1.85%.
The aggregate maturities of the Operating Partnership’s secured debt due during each of the next five calendar years subsequent to March 31, 2015 are as follows (dollars in thousands):

	Fixed		Variable
Year	Mortgage Notes Payable	Secured Credit Facilities	Tax-Exempt Secured Notes Payable	Secured Credit Facilities	Total
2015	$190,582	$274	$—	$—	$190,856
2016	131,021	385	—	—	131,406
2017	913	15,640	—	6,566	23,119
2018	968	111,052	—	96,974	208,994
2019	52,723	123,095	—	—	175,818
Thereafter	—	83,289	27,000	89,220	199,509
Total	$376,207	$333,735	$27,000	$192,760	$929,702
Guarantor on Unsecured Debt
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $900 million, $250 million of term notes due June 2018, $100 million of term notes due June 2018, $300 million of medium-term notes due June 2018, $300 million of medium-term notes due October 2020, $400 million of medium-term notes due January 2022, and $300 million of medium-term notes due July 2024. As of March 31, 2015 and December 31, 2014, the outstanding balance under the unsecured revolving credit facility was $389.0 million and $152.5 million, respectively.
5. RELATED PARTY TRANSACTIONS
Advances (To)/From the General Partner
The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had net Advances (to)/from General Partner of $22.4 million and $13.6 million at March 31, 2015 and December 31, 2014, respectively, which are reflected as increases of capital on the Consolidated Balance Sheets.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2015

Allocation of General and Administrative Expenses
The General Partner provides various general and administrative and other overhead services for the Operating Partnership including legal assistance, acquisitions analysis, marketing and advertising, and allocates these expenses to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on its pro-rata portion of UDR’s total apartment homes. The general and administrative expenses allocated to the Operating Partnership by UDR were $4.2 million and $6.7 million during the three months ended March 31, 2015 and 2014, respectively, and are included in General and administrative on the Consolidated Statements of Operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.
During the three months ended March 31, 2015 and 2014, the Operating Partnership incurred $4.3 million and $3.1 million, respectively, of related party management fees related to a management agreement entered into in 2011 with wholly-owned subsidiaries of UDR's taxable REIT subsidiary ("TRS"). (See further discussion in paragraph below.) These related party management fees are initially recorded in General and administrative on the Consolidated Statements of Operations, and a portion related to management fees charged by UDR's TRS is reclassified to Property management on the Consolidated Statements of Operations. (See further discussion below.)
Management Fee
In 2011, the Operating Partnership entered into a management agreement with wholly owned subsidiaries of UDR's TRS. Under the management agreement, the Operating Partnership is charged a management fee equal to 2.75% of gross rental revenues, which is classified in Property management on the Consolidated Statements of Operations.
Notes Payable to General Partner
As of March 31, 2015 and December 31, 2014, the Operating Partnership had $88.7 million of unsecured notes payable to the General Partner at annual interest rates between 5.18% and 5.34%. Certain limited partners of the Operating Partnership have provided guarantees related to these notes payable. The guarantees were provided by the limited partners in conjunction with their contribution of properties to the Operating Partnership. The notes mature on August 31, 2021 and December 31, 2023 and interest payments are made monthly. The Operating Partnership recognized interest expense on the notes payable of $1.2 million and $1.2 million during the three months ended March 31, 2015 and 2014, respectively.

6. FAIR VALUE OF DERIVATIVES AND FINANCIAL INSTRUMENTS
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2015

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of March 31, 2015 and December 31, 2014 are summarized as follows (dollars in thousands):

			Fair Value at March 31, 2015, Using
	Total Carrying Amount in Statement of Financial Position at March 31, 2015	Fair Value Estimate at March 31, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Derivatives - Interest rate contracts (a)	$17	$17	$—	$17	$—
Total assets	$17	$17	$—	$17	$—

Derivatives - Interest rate contracts (a)	$686	$686	$—	$686	$—
Secured debt instruments - fixed rate: (b)
Mortgage notes payable	376,207	388,821	—	—	388,821
Fannie Mae credit facilities	333,735	352,765	—	—	352,765
Secured debt instruments - variable rate: (b)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Fannie Mae credit facilities	192,760	192,760	—	—	192,760
Total liabilities	$930,388	$962,032	$—	$686	$961,346

			Fair Value at December 31, 2014, Using
	Total Carrying Amount in Statement of Financial Position at December 31, 2014	Fair Value Estimate at December 31, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Derivatives - Interest rate contracts (a)	$39	$39	$—	$39	$—
Total assets	$39	$39	$—	$39	$—

Derivatives - Interest rate contracts (a)	$918	$918	$—	$918	$—
Secured debt instruments - fixed rate: (b)
Mortgage notes payable	378,371	391,835	—	—	391,835
Fannie Mae credit facilities	333,828	355,470	—	—	355,470
Secured debt instruments - variable rate: (b)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Fannie Mae credit facilities	192,760	192,760	—	—	192,760
Total liabilities	$932,877	$967,983	$—	$918	$967,065

(a)	See Note 7, Derivatives and Hedging Activity.

(b)	See Note 4, Debt.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2015

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
Although the General Partner, on behalf of the Operating Partnership, has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2015 and December 31, 2014, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Financial Instruments Not Carried at Fair Value
As of March 31, 2015, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Operating Partnership using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
7. DERIVATIVES AND HEDGING ACTIVITY
Risk Management Objective of Using Derivatives
The Operating Partnership is exposed to certain risks arising from both its business operations and economic conditions. The General Partner principally manages its exposures to a wide variety of business and operational risks through management

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2015

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
A portion of the General Partner’s interest rate derivatives have been allocated to the Operating Partnership based on the General Partner’s underlying debt instruments allocated to the Operating Partnership. (See Note 4, Debt.)
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Operating Partnership recorded no gain or loss from ineffectiveness during the three months ended March 31, 2015 and 2014.
Amounts reported in Accumulated other comprehensive income/(loss), net related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is allocated to the Operating Partnership. Through December 31, 2015, we estimate that an additional $691,000 will be reclassified as an increase to interest expense.
As of March 31, 2015, the Operating Partnership had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	1	$46,272
Interest rate caps	2	$166,341
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in no adjustment to earnings for the three months ended March 31, 2015 and 2014.
As of March 31, 2015, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	1	89,220

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2015

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Operating Partnership’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	Asset Derivatives (included in Other assets)		Liability Derivatives (included in Other liabilities)
	Fair Value at:		Fair Value at:
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate products	$16	$37	$686	$918

Derivatives not designated as hedging instruments:
Interest rate products	$1	$2	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Unrealized holding gain/(loss) Recognized in OCI (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Interest expense (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2015	2014	2015	2014
Three Months Ended March 31,
Interest rate products	$(51)	$(51)	$(286)	$(623)

	Gain/(Loss) Recognized in Interest and other income/(expense), net
Derivatives Not Designated as Hedging Instruments	2015	2014
Three Months Ended March 31,
Interest rate products	$(1)	$—
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
Certain of the General Partner’s agreements with its derivative counterparties contain provisions where if there is a change in the General Partner’s financial condition that materially changes the General Partner’s creditworthiness in an adverse manner, the General Partner may be required to fully collateralize its obligations under the derivative instrument. At March 31, 2015 and December 31, 2014, no cash collateral was posted or required to be posted by the General Partner or by a counterparty.
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
MARCH 31, 2015

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
As of March 31, 2015, the fair value of derivatives in a net liability position that were allocated to the Operating Partnership, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $774,000. As of March 31, 2015, the General Partner has not posted any collateral related to these agreements. If the General Partner had breached any of these provisions at March 31, 2015, it would have been required to settle its obligations under the agreements at their termination value of $774,000.
The General Partner has elected not to offset derivative positions in the consolidated financial statements. The table below presents the effect on the Operating Partnership’s financial position had the General Partner made the election to offset its derivative positions as of March 31, 2015 and December 31, 2014:

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2015	$17	$—	$17	$—	$—	$17

December 31, 2014	$39	$—	$39	$—	$—	$39
(a) Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (b)	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Posted	Net Amount
March 31, 2015	$686	$—	$686	$—	$—	$686

December 31, 2014	$918	$—	$918	$—	$—	$918
(b) Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2015

8. CAPITAL STRUCTURE
General Partnership Units
The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP Units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Limited Partnership Units. There were 110,883 General Partnership units outstanding at March 31, 2015 and December 31, 2014, all of which were held by UDR.
Limited Partnership Units
As of March 31, 2015 and December 31, 2014, there were 183,167,815 limited partnership units outstanding, of which 1,873,332 were Class A Limited Partnership Units. UDR owned 174,002,876, or 95.0% of, and 174,002,342, or 95.0% of, OP Units outstanding at March 31, 2015 and December 31, 2014, respectively, of which 121,661 were Class A Limited Partnership Units. The remaining 9,164,939, or 5.0% of, and 9,165,473, or 5.0% of, OP Units outstanding, were held by non-affiliated partners at March 31, 2015 and December 31, 2014, respectively, of which 1,751,671 were Class A Limited Partnership Units.
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
The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $311.9 million and $282.5 million as of March 31, 2015 and December 31, 2014, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.
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
MARCH 31, 2015

Partners’ capital account. Such losses are, therefore, allocated to the General Partner. If any Partner’s capital balance were to fall into a deficit, any income and gains are allocated to each Partner sufficient to eliminate its negative capital balance.
9. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Operating Partnership’s real estate commitments at March 31, 2015 (dollars in thousands):

	Number of Properties	Costs Incurred to Date (a)	Expected Costs to Complete (unaudited)
Real estate communities — redevelopment	1	2,310	12,690

(a)	Costs incurred to date include $515,000 of accrued fixed assets for redevelopment.

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
10. REPORTABLE SEGMENTS
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
The Operating Partnership’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•
Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2014 and held as of March 31, 2015. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2015

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the three months ended March 31, 2015 and 2014.
The following table details rental income and NOI from continuing and discontinued operations for the Operating Partnership’s reportable segments for the three months ended March 31, 2015 and 2014, and reconciles NOI to Net income/(loss) attributable to OP unitholders in the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	March 31, (a)
	2015	2014
Reportable apartment home segment rental income
Same-Store Communities
West Region	$47,815	$44,238
Mid-Atlantic Region	17,249	17,246
Southeast Region	11,679	11,131
Northeast Region	15,072	14,268
Southwest Region	6,737	6,553
Non-Mature Communities/Other	11,543	8,934
Total consolidated rental income	$110,095	$102,370
Reportable apartment home segment NOI
Same-Store Communities
West Region	$35,277	$32,089
Mid-Atlantic Region	11,466	11,565
Southeast Region	7,710	7,457
Northeast Region	11,572	10,638
Southwest Region	4,213	4,217
Non-Mature Communities/Other	7,877	6,451
Total consolidated NOI	78,115	72,417
Reconciling items:
Property management	(3,027)	(2,815)
Other operating expenses	(1,490)	(1,436)
Real estate depreciation and amortization	(44,478)	(44,271)
General and administrative	(5,639)	(6,970)
Casualty-related recoveries/(charges), net	(593)	(500)
Interest expense	(10,771)	(10,014)
Gain/(loss) on sale of real estate owned	24,623	24,402
Net (income)/loss attributable to noncontrolling interests	(394)	(280)
Net income/(loss) attributable to OP unitholders	$36,346	$30,533

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2015

(a)	Same-store consists of 19,209 apartment homes.
The following table details the assets of the Operating Partnership’s reportable segments as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014
Reportable apartment home segment assets
Same-Store Communities
West Region	$1,690,647	$1,686,127
Mid-Atlantic Region	714,425	713,093
Southeast Region	334,282	333,428
Northeast Region	778,378	777,376
Southwest Region	229,627	228,996
Non-Mature Communities/Other	501,436	499,750
Total assets	4,248,795	4,238,770
Accumulated depreciation	(1,447,513)	(1,403,303)
Total assets - net book value	2,801,282	2,835,467
Reconciling items:
Cash and cash equivalents	826	502
Restricted cash	14,441	13,811
Deferred financing costs, net	4,118	4,475
Other assets	22,714	24,029
Total consolidated assets	$2,843,381	$2,878,284
Capital expenditures related to the Operating Partnership’s Same-Store Communities totaled $7.9 million and $3.9 million for the three months ended March 31, 2015 and 2014, respectively. Capital expenditures related to the Operating Partnership’s Non-Mature Communities/Other totaled $472,000 and $256,000 for the three months ended March 31, 2015 and 2014, respectively.
Markets included in the above geographic segments are as follows:

i.	West Region — Orange County, San Francisco, Seattle, Los Angeles, Monterey Peninsula, Other Southern California, and Portland

ii.	Mid-Atlantic Region — Metropolitan D.C. and Baltimore

iii.	Southeast Region — Tampa, Nashville, and Other Florida

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
At March 31, 2015, our consolidated real estate portfolio included 138 communities in 10 states plus the District of Columbia totaling 39,956 apartment homes. In addition, we had an ownership interest in 28 communities with 6,696 apartment homes through unconsolidated operating communities. The Same-Store Community apartment home population for the three months ended March 31, 2015 was 36,063.

The following table summarizes our market information by major geographic markets as and for the three months ended March 31, 2015.

					Three Months Ended
		March 31, 2015			March 31, 2015
	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Monthly Income per Occupied Home (a)
Same-Store Communities
West Region
Orange County, CA	11	3,757	9.0%	$765,412	96.1%	$1,867
San Francisco, CA	9	2,108	7.0%	591,573	97.3%	2,890
Seattle, WA	9	1,727	5.3%	451,156	97.3%	1,791
Los Angeles, CA	4	1,225	5.2%	440,616	95.0%	2,393
Monterey Peninsula, CA	7	1,565	1.9%	162,145	97.1%	1,266
Other Southern California	4	875	1.7%	141,868	96.5%	1,608
Portland, OR	3	716	0.9%	74,000	98.1%	1,249
Mid-Atlantic Region
Metropolitan D.C.	14	4,568	12.0%	1,019,287	96.7%	1,893
Baltimore, MD	11	2,301	3.7%	310,258	97.0%	1,477
Richmond, VA	4	1,358	1.7%	139,682	95.9%	1,224
Norfolk, VA	4	846	0.6%	54,166	94.6%	1,063
Other Mid-Atlantic	1	168	0.2%	12,996	94.7%	1,010
Southeast Region
Tampa, FL	9	2,775	3.3%	276,080	97.1%	1,157
Orlando, FL	10	2,796	2.8%	239,015	96.6%	1,079
Nashville, TN	8	2,260	2.3%	192,144	97.1%	1,085
Other Florida	1	636	1.0%	81,429	96.8%	1,401
Northeast Region
New York, NY	3	1,205	8.9%	754,033	97.9%	3,712
Boston, MA	4	1,179	3.8%	324,398	95.9%	2,286
Southwest Region
Dallas, TX	8	2,725	3.5%	293,679	97.1%	1,162
Austin, TX	4	1,273	1.8%	148,209	97.0%	1,318
Total/Average Same-Store Communities	128	36,063	76.6%	6,472,146	96.7%	$1,659
Non-Mature, Commercial Properties & Other	10	3,785	21.1%	1,784,849
Total Real Estate Held for Investment	138	39,848	97.7%	8,256,995
Real Estate Under Development (b)	—	108	2.3%	196,653
Total Real Estate Owned	138	39,956	100.0%	8,453,648
Total Accumulated Depreciation				(2,522,100)
Total Real Estate Owned, Net of Accumulated Depreciation				$5,931,548

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.

(b)	The Company is currently developing one wholly-owned community with 369 apartment homes, of which 108 have been completed.
We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2014 and held as of March 31, 2015. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
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
In April 2012, the Company entered into a new equity distribution agreement, which was amended in July 2014, under which the Company may offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents. During the three months ended March 31, 2015, the Company sold 3,439,636 shares of common stock through this program for aggregate gross proceeds of approximately $111.0 million at a weighted average price per share of $32.29. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $2.2 million, were approximately $108.8 million, which were primarily used to fund the Company's development and redevelopment projects. As of March 31, 2015, we had 13.1 million shares of common stock available for future issuance under the April 2012 program.
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
As of March 31, 2015, we had approximately $194.8 million of secured debt maturing, inclusive of principal amortization, and no unsecured debt maturing, during the remainder of 2015.
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

Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in UDR’s Annual Report on Form 10-K, filed with the SEC on February 24, 2015. There have been no significant changes in our critical accounting policies from those reported in our Form 10-K filed with the SEC on February 24, 2015. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.
Statements of Cash Flows
The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014.
Operating Activities
For the three months ended March 31, 2015, our Net cash provided by/(used in) operating activities was $96.0 million compared to $82.5 million for the comparable period in 2014. The increase in cash flow from operating activities is primarily due to improved operating income.
Investing Activities
For the three months ended March 31, 2015, Net cash provided by/(used in) investing activities was $(49.5) million compared to $(136.7) million for the comparable period in 2014. The change in investing activities was due to changes in the level of investment activities, which reflect our strategy as it relates to our investments in unconsolidated joint ventures and partnerships, acquisitions, dispositions, capital expenditures, and development activities, all of which are discussed in further detail throughout this Report.
Acquisitions
In February 2015, the Company acquired an office building in Highlands Ranch, Colorado, for total consideration of approximately $24.0 million, which was comprised of assumed debt. The Company's corporate offices, as well as other leased office space, are located in the acquired building. The building consists of approximately 120,000 square feet, of which UDR occupies approximately 44,000 square feet. All existing leases were assumed by the Company at the time of acquisition.
Dispositions

There were no dispositions of consolidated assets during the three months ended March 31, 2015.
Capital Expenditures
We capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.
Total capital expenditures, which in aggregate include recurring capital expenditures and major renovations, of $18.9 million or $480 per stabilized home were spent on all of our communities, excluding development and commercial properties, for the three months ended March 31, 2015 as compared to $20.1 million or $499 per stabilized home for the comparable period in 2014.
The decrease in total capital expenditures was primarily due to:

•
a decrease in major renovations of 54.5% or $6.4 million. Major renovations of $5.3 million or $135 per home were spent for the three months ended March 31, 2015 as compared to $11.7 million or $290 per home for the comparable period in 2014. Major renovations for the three months ended March 31, 2015 were primarily attributable to the redevelopment of two wholly-owned communities (708 of 1,067 apartment homes being redeveloped, 707 of which have been completed) with a budget of $113.0 million, of which we had $90.4 million of costs incurred at March 31, 2015.

This decrease was partially offset by:

•	an increase of 247.4% or $4.5 million in revenue-enhancing capital expenditures, such as kitchen and bath remodels.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, non-stabilized communities, and commercial properties, for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,			Per Home
	(dollars in thousands)			Three Months Ended March 31,
	2015	2014	% Change	2015	2014	% Change
Turnover capital expenditures	$2,228	$2,593	(14.1)%	$57	$65	(12.3)%
Asset preservation expenditures	5,015	4,008	25.1%	128	99	29.3%
Total recurring capital expenditures	7,243	6,601	9.7%	185	164	12.8%
Revenue enhancing improvements	6,306	1,815	247.4%	160	45	255.6%
Major renovations	5,315	11,694	(54.5)%	135	290	(53.4)%
Total capital expenditures	$18,864	$20,110	(6.2)%	$480	$499	(3.8)%
Repair and maintenance expense	$7,311	$7,523	(2.8)%	$186	$187	(0.5)%
Average number of homes (a)	39,343	40,300	(2.4)%

(a)	Average number of homes is calculated based on the number of stabilized homes outstanding at the end of each month.
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
Real Estate Under Development and Redevelopment
As of March 31, 2015, our development pipeline for one wholly-owned community totaled 369 homes, of which 108 have been completed, with a budget of $217.7 million, in which we have a carrying value of $196.7 million. The community is estimated to be completed during the second quarter of 2015.
As of March 31, 2015, the Company was redeveloping 708 apartment homes, 707 of which have been completed, at one wholly-owned community with 739 total apartment homes. This community is estimated to be completed during the second quarter of 2015. The Company was also redeveloping one community in San Francisco, California, which is expected to be completed in the first quarter of 2016. The redevelopment includes the renovation of building exteriors, corridors, and common area amenities and will not impact any apartment homes.
Unconsolidated Joint Ventures and Partnerships
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures and partnerships consisting of our proportionate share of the net income or losses of the joint ventures and partnerships. In addition, we may earn fees for providing management services to the unconsolidated joint ventures and partnerships.

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting, as of March 31, 2015 and December 31, 2014 (dollars in thousands):

Joint Venture	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at		UDR’s Ownership Interest
		March 31, 2015	March 31, 2015	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Operating and development:
UDR/MetLife I	Various	4 land parcels	—	$13,473	$13,306	15.7%	15.7%
UDR/MetLife II	Various	21 operating communities	4,642	429,635	431,277	50.0%	50.0%
Other UDR/MetLife Development Joint Ventures		1 operating community;
		4 development communities (a);
	Various	1 land parcels	1,437	145,681	134,939	50.6%	50.6%
UDR/MetLife Vitruvian Park®	Addison, TX	3 operating communities
		6 land parcels	1,130	78,669	80,302	50.0%	50.0%
UDR/KFH	Washington, D.C.	3 operating communities	660	20,435	21,596	30.0%	30.0%
Texas (b)	Texas	—	—	—	(25,901)	—%	20.0%
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment				687,893	655,519

	Location	Interest Rate	Years To Maturity	Investment at		Income From Participating Loan Investment for the Three Months Ended March 31,
				March 31, 2015	December 31, 2014	2015	2014
Participating loan investment:
Steele Creek	Denver, CO	6.5%	2.3	75,647	62,707	$1,154	$321

Total investment in and advances to unconsolidated joint ventures, net				$763,540	$718,226

(a)
The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes. As of March 31, 2015, no apartment homes had been completed in Other UDR/MetLife Development Joint Ventures.

(b) In January 2015, the eight communities held by the Texas joint venture were sold, generating net proceeds to UDR of $43.5 million. The Company recorded promote and disposition fee income of $9.6 million and a gain of $59.1 million (including $24.2 million of previously deferred gains) in connection with the sale.
Subsequent to quarter end, the Company entered into a joint venture agreement with real estate private equity firm, The Wolff Company (“Wolff”), to invest $136 million for a 48 percent interest in a portfolio of five communities that are currently under construction. The transaction is expected to close in May 2015. The communities are located in three of the Company’s core, coastal markets: Metro Seattle, Los Angeles and Orange County, CA. UDR will earn a 6.5 percent preferred return on its $136 million investment through each individual community’s date of stabilization, defined as when a community reaches 80 percent occupancy for ninety consecutive days, while Wolff is allocated all income and expense during the pre-stabilization period. Upon stabilization, income and expense will be shared based on each partner’s ownership percentage. The Company will serve as property manager and be paid a management fee during the lease-up phase and subsequent operation of each of the communities.

The Company has a fixed price option to acquire Wolff’s remaining interest in each community beginning one year after completion. If the options are exercised for all five communities, the Company’s total price will be $597 million. In the event the Company does not exercise its options to purchase at least two communities, Wolff will be entitled to a 6.5 percent return on its implied equity in the communities not acquired. Wolff is providing certain guaranties and there will be construction loans on all five communities. Once completed the five communities will contain 1,533 homes.
As of March 31, 2015 and December 31, 2014, the Company had deferred fees and deferred profit from the sale of properties to joint ventures or partnerships of $5.6 million and $28.5 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.
The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.
We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decreases in the value of its investments in unconsolidated joint ventures and partnerships during the three months ended March 31, 2015 and 2014.
Financing Activities
For the three months ended March 31, 2015, our Net cash provided by/(used in) financing activities was $(55.4) million compared to $39.8 million for the comparable period of 2014.
The following significant financing activities occurred during the three months ended March 31, 2015:

•	repaid $325.2 million of 5.25% unsecured medium-term notes due January 2015;

•	sold 3,439,636 shares of common stock for aggregate gross proceeds of approximately $111.0 million at a weighted average price per share of $32.29;

•	net borrowings of $236.5 million under the Company’s $900.0 million unsecured revolving credit facility; and

•	paid distributions of $66.7 million to our common stockholders.

Credit Facilities
As of March 31, 2015, the Company had three secured credit facilities with Fannie Mae with an aggregate commitment of $833.4 million at March 31, 2015. The Fannie Mae credit facilities mature at various dates from May 2017 through July 2023 and bear interest at floating and fixed rates. At March 31, 2015, $567.2 million of the outstanding balance was fixed and had a weighted average interest rate of 5.12% and the remaining balance of $266.2 million had a weighted average variable interest rate of 1.62%.

As of March 31, 2015, the Company has a $900 million unsecured revolving credit facility that matures in December 2017. The credit facility has a six month extension option and contains an accordion feature that allows us to increase the facility to $1.45 billion. Based on the Company’s current credit rating, the credit facility carries an interest rate equal to LIBOR plus a spread of 100 basis points and a facility fee of 15 basis points. As of March 31, 2015, we had $389.0 million outstanding borrowings under the credit facility, leaving $511.0 million of unused capacity (excluding $1.5 million of letters of credit at March 31, 2015).
The Fannie Mae credit facilities and the bank unsecured revolving credit facility are subject to customary financial covenants and limitations.
Derivative Instruments
As part of UDR’s overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. UDR’s derivative transactions used for interest rate risk management include interest rate swaps with indexes that relate to the pricing of specific debt instruments of UDR. We believe that we have appropriately controlled our interest rate risk through the use of derivative instruments to minimize any unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three months ended March 31, 2015 (see Note 10, Derivatives and Hedging Activity, in the Notes to the UDR Consolidated Financial Statements included in this Report).
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $816.2 million in variable rate debt that is not subject to interest rate swap contracts as of March 31, 2015. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the three months ended March 31, 2015 would increase by $2.1 million based on the average balance outstanding during the period.
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

Activities of our taxable REIT subsidiary (“TRS”) include development and land entitlement. From time to time, we develop and subsequently sell a TRS property which results in a short-term use of funds that produces a profit that differs from the traditional long-term investment in real estate for REITs. We believe that the inclusion of these TRS gains in FFO is consistent with the standards established by NAREIT as the short-term investment is incidental to our main business. TRS gains on sales, net of taxes, are defined as net sales proceeds less a tax provision and the gross investment basis of the asset before accumulated depreciation.

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

The following table outlines our reconciliation of Net income/(loss) attributable to UDR, Inc. to FFO, FFO as Adjusted, and AFFO for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net income/(loss) attributable to UDR, Inc.	$73,822	18,361
Distributions to preferred stockholders	(931)	(931)
Real estate depreciation and amortization, including discontinued operations	88,777	88,533
Net income/(loss) attributable to noncontrolling interests	2,595	651
Real estate depreciation and amortization on unconsolidated joint ventures	9,850	10,667
Net (gain)/loss on the sale of unconsolidated depreciable property	(59,073)	—
Net (gain)/loss on the sale of depreciable property, excluding TRS	—	(23,174)
Funds from operations (“FFO”), basic	$115,040	$94,107
Distribution to preferred stockholders — Series E (Convertible)	931	931
FFO, diluted	$115,971	$95,038
FFO per common share, basic	$0.43	$0.36
FFO per common share, diluted	$0.43	$0.36
Weighted average number of common shares and OP Units outstanding — basic	265,999	259,496
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	270,863	264,177

Impact of adjustments to FFO:
Acquisition-related costs (including joint ventures)	$199	$102
Texas Joint Venture promote and disposition fee income	(9,633)	—
Long-term incentive plan transition costs	854	—
(Gain)/loss on sale of land	—	(1,120)
Casualty-related (recoveries)/charges, net	996	500
	$(7,584)	$(518)

FFO as Adjusted, diluted	$108,387	$94,520

FFO as Adjusted per common share, diluted	$0.40	$0.36

Recurring capital expenditures	(7,243)	(6,601)
AFFO	$101,144	$87,919

AFFO per common share, diluted	$0.37	$0.33

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 (shares in thousands):

	Three Months Ended
	March 31,
	2015	2014
Weighted average number of common shares and OP Units outstanding — basic	265,999	259,496
Weighted average number of OP Units outstanding	(9,165)	(9,319)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	256,834	250,177

Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	270,863	264,177
Weighted average number of OP Units outstanding	(9,165)	(9,319)
Weighted average number of Series E preferred shares outstanding	(3,036)	(3,036)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	258,662	251,822
A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by/(used in) operating activities	$96,018	$82,521
Net cash provided by/(used in) investing activities	$(49,538)	$(136,709)
Net cash provided by/(used in) financing activities	$(55,430)	$39,830
Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, and includes the results of both continuing and discontinued operations for the periods presented.
Net Income/(Loss) Attributable to Common Stockholders
Net income/(loss) attributable to common stockholders was $72.9 million ($0.28 per diluted share) for the three months ended March 31, 2015 as compared to $17.4 million ($0.07 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•
income from unconsolidated entities of $59.2 million, which includes promote and fee income of $9.6 million and a gain of $59.1 million (including $24.2 million of previously deferred gains) in connection with the sale of the eight communities held by the Texas Joint Venture; and

•
an increase in total property NOI primarily due to higher occupancy and higher revenue per occupied home, and NOI from the homes placed in service related to development and redevelopment projects completed in 2015 and 2014, partially offset by the disposition of communities in 2014.

This was partially offset by:

•	a decrease in gain/(loss) on the sale of real estate owned by $24.3 million.

Apartment Community Operations
Our net income results are primarily from NOI generated from the operation of our apartment communities.
The following table summarizes the operating performance of our total property NOI (which includes discontinued operations) for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31, (a)
	2015	2014	% Change
Same-Store Communities:
Same-store rental income	$173,480	$165,083	5.1%
Same-store operating expense (b)	(51,315)	(50,064)	2.5%
Same-store NOI	122,165	115,019	6.2%

Non-Mature Communities/Other NOI:
Acquired communities NOI	1,253	—	N/A
Sold or held for disposition communities NOI	—	4,606	(100.0)%
Developed communities NOI	5,305	996	432.6%
Redeveloped communities NOI	12,611	9,859	27.9%
Commercial NOI and other	2,241	1,644	36.3%
Total non-mature communities/other NOI	21,410	17,105	25.2%

Total Property NOI	$143,575	$132,124	8.7%

(a)	Same-Store Community population consisted of 36,063 apartment homes.

(b)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of total property NOI to Net income/(loss) attributable to UDR, Inc. as reflected, for both continuing and discontinued operations, for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2015	2014
Total property NOI	$143,575	$132,124
Joint venture management and other fees	12,706	3,687
Property management	(5,694)	(5,346)
Other operating expenses	(1,766)	(1,935)
Real estate depreciation and amortization	(88,777)	(88,533)
General and administrative	(12,152)	(11,994)
Casualty-related recoveries/(charges), net	(996)	(500)
Other depreciation and amortization	(1,623)	(1,080)
Income/(loss) from unconsolidated entities	59,159	(3,565)
Interest expense	(28,800)	(32,884)
Interest and other income/(expense), net	360	1,415
Tax benefit/(expense), net	425	3,329
Gain/(loss) on sale of real estate owned, net of tax	—	24,294
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership	(2,588)	(647)
Net (income)/loss attributable to noncontrolling interests	(7)	(4)
Net income/(loss) attributable to UDR, Inc.	$73,822	$18,361
Same-Store Communities
Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2014 and held as of March 31, 2015) consisted of 36,063 apartment homes and provided 85.1% and 87.1% of our total NOI for the three months ended March 31, 2015 and 2014, respectively.
Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014
NOI for our Same-Store Community properties increased 6.2% or $7.1 million for the three months ended March 31, 2015 compared to the same period in 2014. The increase in property NOI was attributable to a 5.1% or $8.4 million increase in property rental income, which was partially offset by a 2.5% or $1.3 million increase in operating expenses. The increase in property income was primarily driven by a 4.0% or $6.3 million increase in rental rates and an 8.6% or $1.1 million increase in reimbursement and fee income. Physical occupancy increased 0.6% to 96.7% and total monthly income per occupied home increased 4.6% to $1,659.
The increase in operating expenses was primarily driven by a 3.2% or $559,000 increase in real estate taxes, and a 4.2% or $492,000 increase in personnel costs.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 70.4% for the three months ended March 31, 2015 as compared to 69.7% for the comparable period in 2014.
Non-Mature Communities/Other
UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped properties, and the non-apartment components of mixed use properties.

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014
The remaining 14.9% or $21.4 million of our total NOI during the three months ended March 31, 2015 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 25.2% or $4.3 million for the three months ended March 31, 2015 as compared to the same period in 2014. The increase was primarily driven by an increase in NOI of $4.3 million and $2.8 million from developed and redeveloped communities, respectively, completed in 2014 and 2015 and an increase of $1.3 million from acquired communities, which was partially offset by a decrease in NOI of $4.6 million from communities sold in 2014 and 2015.
Real Estate Depreciation and Amortization
For the three months ended March 31, 2015, real estate depreciation and amortization on both continuing and discontinued operations increased 0.3% or $0.2 million as compared to the comparable period in 2014. The increase in depreciation and amortization for the three months ended March 31, 2015 was primarily due to homes delivered from our development and redevelopment communities, partially offset by a decrease from sold communities and fully depreciated assets.

General and Administrative

For the three months ended March 31, 2015, general and administrative expense increased 1.3% or $0.2 million as compared to the comparable period in 2014. The increase in general and administrative expense for the three months ended March 31, 2015 was primarily due to an increase in stock based compensation expense for the long-term incentive plan and salary and benefit increases.

Casualty-Related (Recoveries)/Charges, Net

During the three months ended March 31, 2015 and 2014, we recorded approximately $1.0 million and $500,000 in casualty-related losses caused by the severe snow storms on the east coast and one property damaged during an earthquake in California, respectively.

Interest Expense
For the three months ended March 31, 2015, interest expense decreased by 12.4% or $4.1 million as compared to the comparable period in 2014. The decrease in interest expense for the three months ended March 31, 2015 was primarily due to the payoff off the $325.2 million medium term note in January 2015, and the replacement of debt at lower rates.

Gain/(Loss) on Sale of Real Estate Owned, Net of Tax
During the three months ended March 31, 2015, the Company did not have any sales of consolidated real estate owned. During the three months ended March 31, 2014, the Company recognized gains (net of tax) of $24.3 million on the sale of one operating property and an adjacent parcel of land in San Diego, CA.

Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, the majority of our leases are for a term of fourteen months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three months ended March 31, 2015.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

United Dominion Realty, L.P.:
Business Overview
United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”) is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At March 31, 2015, the Operating Partnership’s real estate portfolio included 68 communities located in nine states and the District of Columbia with a total of 20,809 apartment homes.
As of March 31, 2015, UDR owned 110,883 units of our general limited partnership interests and 174,002,876 units of our limited partnership interests (the “OP Units”), or approximately 95.0% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this section to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries. In this section, we refer to the General Partner together with its consolidated subsidiaries (including us) and the General Partner’s consolidated joint ventures as “UDR” or the “General Partner.”
UDR is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in September 2003. At March 31, 2015, the General Partner’s consolidated real estate portfolio included 138 communities located in 10 states and the District of Columbia with a total of 39,956 apartment homes. In addition, the General Partner had an ownership interest in 28 communities with 6,696 completed apartment homes through unconsolidated operating communities.
The Operating Partnership’s same-store community apartment home population for the three months ended March 31, 2015 was 19,209.

The following table summarizes our market information by major geographic markets as of March 31, 2015:

					Three Months Ended
		March 31, 2015			March 31, 2015
Same-Store Communities	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Monthly Income per Occupied Home (a)
West Region
Orange County, CA	8	2,935	12.4%	$524,243	95.4%	$1,775
San Francisco, CA	8	1,881	11.7%	498,430	96.7%	2,719
Seattle, WA	5	932	5.0%	213,754	97.3%	1,605
Los Angeles, CA	2	344	2.5%	108,159	94.7%	2,237
Monterey Peninsula, CA	7	1,565	3.8%	162,145	96.8%	1,270
Other Southern California	3	635	2.6%	109,915	94.7%	1,721
Portland, OR	3	716	1.7%	74,000	97.0%	1,263
Mid-Atlantic Region
Metropolitan D.C.	7	2,378	13.3%	562,186	96.2%	1,909
Baltimore, MD	5	994	3.6%	152,239	87.9%	1,584
Southeast Region
Tampa, FL	3	1,154	2.8%	117,658	95.9%	1,240
Nashville, TN	6	1,612	3.2%	135,194	97.0%	1,060
Other Florida	1	636	1.9%	81,429	95.2%	1,424
Northeast Region
New York, NY	2	996	14.1%	599,029	97.7%	3,595
Boston, MA	2	833	4.2%	179,350	95.9%	1,909
Southwest Region
Dallas, TX	2	1,348	4.5%	190,041	95.5%	1,426
Austin, TX	1	250	0.9%	39,586	97.5%	1,681
Total/Average Same-Store Communities	65	19,209	88.2%	3,747,358	95.8%	$1,785
Non-Mature, Commercial Properties & Other	3	1,600	11.8%	501,437
Total Real Estate Owned	68	20,809	100.0%	4,248,795
Total Accumulated Depreciation				(1,447,513)
Total Real Estate Owned, Net of Accumulated Depreciation				$2,801,282

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.
We report in two segments: Same-Store Communities and Non-Mature Communities/Other.
Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2014 and held as of March 31, 2015. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
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
As of March 31, 2015, the Operating Partnership had approximately $190.9 million of principal payments on secured debt maturing during the remainder of 2015. We anticipate that we will repay that debt with operating cash flows or proceeds from borrowings allocated to us under our General Partner’s credit agreements. The repayment of debt will be recorded as an offset to the Advances (to)/from General Partner.
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
Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Operating Partnership’s current Report on Form 10-K, filed with the SEC on February 24, 2015. There have been no significant changes in our critical accounting policies from those reported. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.
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
Statements of Cash Flows
The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014.
Operating Activities
For the three months ended March 31, 2015, Net cash provided by/(used in) operating activities was $57.5 million compared to $48.7 million for the comparable period in 2014. The increase in net cash flow from operating activities was primarily due to improved operating income.

Investing Activities
For the three months ended March 31, 2015, Net cash provided by/(used in) investing activities was $(16.9) million compared to $28.9 million for the comparable period in 2014. The change was primarily due to an increase in development and redevelopment activities and a decrease in dispositions in the three months ended March 31, 2015 as compared to the comparable period in the prior year. Changes in the level of investment activities from period to period reflect our strategy as it relates to development activities, capital expenditures, and dispositions.
Disposition of Investments
During the three months ended March 31, 2014, the Operating Partnership sold one operating property and an adjacent parcel of land in San Diego, California for gross proceeds of $48.7 million, resulting in net proceeds of $47.9 million. The Operating Partnership recognized a $24.4 million gain, which is included in Gain/(loss) on sale of real estate owned on the Consolidated Statements of Operations.
Real Estate Under Development and Redevelopment
At March 31, 2015, the Operating Partnership was redeveloping one community in San Francisco, California, which is expected to be completed in the first quarter of 2016. The redevelopment includes the renovation of building exteriors, corridors, and common area amenities and will not impact any apartment homes.
Financing Activities
For the three months ended March 31, 2015, our Net cash provided by/(used in) financing activities was $(40.3) million compared to $(78.6) million for the comparable period of 2014. The decrease in cash used in financing activities was primarily due to a decrease in advances to the General Partner.
Credit Facilities
As of March 31, 2015, an aggregate commitment of $526.5 million of the General Partner's secured credit facilities with Fannie Mae was allocated to the Operating Partnership based on the ownership of the assets securing the debt. The entire commitment was outstanding at March 31, 2015. The Fannie Mae credit facilities mature at various dates from May 2017 through July 2023 and bear interest at floating and fixed rates. At March 31, 2015, $333.7 million of the outstanding balance was fixed at a weighted average interest rate of 4.90% and the remaining balance of $192.8 million on these facilities had a weighted average variable interest rate of 1.85%.
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $900 million, $250 million of term notes due June 2018, $100 million of term notes due June 2018, $300 million of medium-term notes due June 2018, $300 million of medium-term notes due October 2020, $400 million of medium-term notes due January 2022, and $300 million of medium-term notes due July 2024. As of March 31, 2015 and December 31, 2014 there was $389.0 million and $152.5 million, respectively, of outstanding borrowings under the unsecured revolving credit facility.
The credit facilities are subject to customary financial covenants and limitations.
Derivative Instruments
As part of our General Partner’s overall interest rate risk management strategy, our General Partner uses derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. Our General Partner’s derivative transactions used for interest rate risk management include interest rate swaps with indexes that relate to the pricing of specific debt instruments of our General Partner that are allocated to the Operating Partnership. The General Partner believes that we have appropriately controlled our interest rate risk through the use of derivative instruments (allocated to the Operating Partnership based on the General Partner’s underlying debt instruments allocated to the Operating Partnership) to minimize any unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three months ended March 31, 2015 (see Note 7, Derivatives and Hedging Activity, in the Notes to the Operating Partnership’s Consolidated Financial Statements included in this Report).

Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $219.8 million in variable rate debt that is not subject to interest rate swap contracts as of March 31, 2015. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the three months ended March 31, 2015 would increase by $550,000 based on the average balance outstanding during the period.
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
The General Partner also utilizes derivative financial instruments allocated to the Operating Partnership to manage interest rate risk and generally designates these financial instruments as cash flow hedges. See Note 7, Derivatives and Hedging Activities, in the Notes to the Operating Partnership’s Consolidated Financial Statements for additional discussion of derivate instruments.
Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, and includes the results of both continuing and discontinued operations for the periods presented.
Net Income/(Loss) Attributable to OP Unitholders
Net income attributable to OP unitholders was $36.3 million ($0.20 per diluted OP Unit) for the three months ended March 31, 2015 as compared to net income of $30.5 million ($0.17 per diluted OP Unit) for the comparable period in the prior year. The increase in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•
an increase in total property NOI primarily due to higher occupancy and higher revenue per occupied home, and NOI from the homes placed in service related to development and redevelopment projects completed in 2015 and 2014.

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

The following table summarizes the operating performance of our total portfolio (which includes discontinued operations) for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended
	March 31, (a)
	2015	2014	% Change
Same-Store Communities:
Same-store rental income	$98,553	$93,436	5.5%
Same-store operating expense (b)	(28,315)	(27,470)	3.1%
Same-store NOI	70,238	65,966	6.5%

Non-Mature Communities/Other NOI:
Sold and held for sale communities NOI	—	11	(100.0)%
Developed communities NOI	339	(6)	5,750.0%
Redeveloped communities NOI	6,524	5,042	29.4%
Commercial NOI and other	1,014	1,404	(27.8)%
Total non-mature communities/other NOI	7,877	6,451	22.1%

Total Property NOI	$78,115	$72,417	7.9%

(a)	Same-store consists of 19,209 apartment homes.

(b)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of total property NOI to Net income/(loss) attributable to OP unitholders as reflected, for both continuing and discontinued operations, for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended
	March 31,
	2015	2014
Total property NOI	$78,115	$72,417
Property management	(3,027)	(2,815)
Other operating expenses	(1,490)	(1,436)
Real estate depreciation and amortization	(44,478)	(44,271)
General and administrative	(5,639)	(6,970)
Casualty-related recoveries/(charges), net	(593)	(500)
Interest expense	(10,771)	(10,014)
Gain/(loss) on sale of real estate owned	24,623	24,402
Net (income)/loss attributable to noncontrolling interests	(394)	(280)
Net income/(loss) attributable to OP unitholders	$36,346	$30,533
Same-Store Communities
Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2014 and held as of March 31, 2015) consisted of 19,209 apartment homes and provided 89.9% of our total NOI for the three months ended March 31, 2015.
Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014
NOI for our Same-Store Community properties increased 6.5% or $4.3 million for the three months ended March 31, 2015 compared to the same period in 2014. The increase in property NOI was primarily attributable to a 5.5% or $5.1 million increase in property rental income, which was partially offset by a 3.1% or $845,000 increase in operating expenses. The increase in revenues was primarily driven by a 4.5% or $4.0 million increase in rental rates, a 13.2% or $440,000 decrease in vacancy loss and bad debt, and a 3.8% or $265,000 increase in fee and reimbursement income. Physical occupancy increased 0.4% to 95.8% and total income per occupied home increased 5.1% to $1,785 for the three months ended March 31, 2015 compared to the same period in 2014.
The increase in property operating expenses was primarily driven by a 6.2% or $399,000 increase in personnel cost, and a 5.0% or $471,000 increase in real estate tax expense.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 71.3% for the three months ended March 31, 2015 as compared to 70.6% for the comparable period in 2014.
Non-Mature Communities/Other
The Operating Partnership’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped properties, and the non-apartment components of mixed use properties.
Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014
The remaining 10.1% or $7.9 million of our total NOI during the three months ended March 31, 2015 was generated from our Non-Mature Communities. NOI from Non-Mature Communities/Other increased 22.1% or $1.4 million for the three months ended March 31, 2015 compared to the same period in 2014. The increase was primarily driven by a increase in NOI of $1.5 million from redeveloped properties, which was partially offset by a decrease from sold, commercial, and other properties NOI of $401,000 from redeveloped properties.
Real Estate Depreciation and Amortization
For the three months ended March 31, 2015, real estate depreciation and amortization on both continuing and discontinued operations increased 0.5% or $207,000 as compared to the comparable period in 2013. The increase in depreciation and amortization for the three months ended March 31, 2015 was primarily due to homes delivered from our development and redevelopment communities, partially offset by a decrease from sold communities and fully depreciated assets.

General and Administrative

For the three months ended March 31, 2015, general and administrative expense decreased 19.1% or $1.3 million as compared to the comparable period in 2014. The decrease in general and administrative expense for the three months ended March 31, 2015 was primarily due to lower general and administrative expenses of the Operating Partnership.

Casualty-Related (Recoveries)/Charges, Net

During the three months ended March 31, 2015, we recorded a $593,000 casualty-related loss for one property damaged during an earthquake in California.

Interest Expense

For the three months ended March 31, 2015, interest expense increased by 7.6% or $757,000 as compared to the comparable period in 2014. The increase in interest expense for the three months ended March 31, 2015 was primarily due to lower portion of interest capitalized in 2015 as a result of completed developments.

Gain/(Loss) on Sale of Real Estate Owned

During the three months ended March 31, 2015, the Company did not have any sales of consolidated real estate owned. During the three months ended March 31, 2014, the Operating Partnership recognized $24.4 million of gains on the sale of one community and an adjacent parcel of land in San Diego, CA.

Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three months ended March 31, 2015.
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
See our Annual Report on Form 10-K for the year ended December 31, 2014 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2015, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.
There have not been any changes in either the Company’s or the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of either the Company or the Operating Partnership.

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

Property Ownership Through Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. We currently have 14 active joint ventures and partnerships, excluding our participating loan investment, with a total equity investment of $687.9 million. We could become engaged in a dispute with one or more of our joint venture partners which might affect our ability to operate a jointly-owned property. Moreover, joint venture partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, joint venture partners may have competing interests in our markets that could create conflicts of interest. Also, our joint venture partners might refuse to make capital contributions when due and we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners’ interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the joint venture (if we are the seller) or of the other partner’s interest in the joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process.
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
Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of March 31, 2015, UDR had approximately $816.2 million million of variable rate indebtedness outstanding, which constitutes approximately 23.2% of total outstanding indebtedness as of such date. As of March 31, 2015, the Operating

Partnership had approximately $219.8 million of variable rate indebtedness outstanding, which constitutes approximately 23.6% of total outstanding indebtedness to third parties as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of UDR’s common and preferred stock and debt securities.
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

During the three months ended March 31, 2015, we issued 534 shares of our common stock upon redemption of OP Units. Because these shares of common stock were issued to accredited investors in transactions not involving a public offering, the transactions were exempt from registration under the Securities Act of 1933 in accordance with Section 4(a)(2).
Repurchase of Equity Securities
In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended March 31, 2015.

Period	Total Number of Shares Purchased	Weighted Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510
January 1, 2015 through January 31, 2015	—	—	—	15,032,510
February 1, 2015 through February 28, 2015	—	—	—	15,032,510
March 1, 2015 through March 31, 2015	—	—	—	15,032,510
Balance as of March 31, 2015	9,967,490	$22.00	9,967,490	15,032,510

(a)
This number reflects the amount of shares that were available for purchase under our 10,000,000 share repurchase program authorized in February 2006 and our 15,000,000 share repurchase program authorized in January 2008.

During the three months ended March 31, 2015, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended March 31, 2015.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 through January 31, 2015	22,864	$31.37	N/A	N/A
February 1, 2015 through February 28, 2015	74,120	33.28	N/A	N/A
March 1, 2015 through March 31, 2015	—	—	N/A	N/A
Total	96,984	$32.83

(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.

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

UDR, Inc.
Date:	April 28, 2015	/s/ Mark A. Schumacher
Mark A. Schumacher Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)

United Dominion Realty, L.P.
		By:	UDR, Inc., its general partner

Date:	April 28, 2015	/s/ Mark A. Schumacher
Mark A. Schumacher Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Restatement of UDR, Inc. (incorporated by reference to Exhibit 3.09 to UDR, Inc.’s Current Report on Form 8-K dated July 27, 2005 and filed with the SEC on August 1, 2005).

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

Exhibit No.	Description

3.14	Amended and Restated Bylaws of UDR, Inc. (as amended through May 12, 2011) (incorporated by reference to Exhibit 3.1 to UDR, Inc.’s Current Report on Form 8-K filed with the SEC on May 13, 2011).

10.1 *+	Form of UDR, Inc. Restricted Stock Award Agreement under the 1999 Long-Term Incentive Plan.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of UDR, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges of United Dominion Realty, L.P.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR Inc., general partner of United Dominion Realty, L.P.

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR Inc., general partner of United Dominion Realty, L.P.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.

32.3	Section 1350 Certification of the Chief Executive Officer of UDR Inc., general partner of United Dominion Realty, L.P.

32.4	Section 1350 Certification of the Chief Financial Officer of UDR Inc., general partner of United Dominion Realty, L.P.

101
XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended March 31, 2015, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., (vi) notes to consolidated financial statements of UDR, Inc., (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of comprehensive income/(loss) of United Dominion Realty, L.P., (x) consolidated statements of changes in capital of United Dominion Realty, L.P., (xi) consolidated statements of cash flows of United Dominion Realty, L.P., (xii) notes to consolidated financial statements of United Dominion Realty, L.P.

* Management Contract or Compensatory Plan or Arrangement.
+ Filed herewith.