Form 10-Q
period 2015-06-30
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2015-07-28
CIK 74208, 1018254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of July 27, 2015 was 259,101,916.

UDR, INC.
UNITED DOMINION REALTY, L.P.

EXPLANATORY NOTE
This Report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2015 of UDR, Inc., a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR, Inc. is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company,” “UDR” or “UDR, Inc.” refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including the Operating Partnership. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or the “OP” refer to United Dominion Realty, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership are referred to as the “OP Units” and the holders of the OP Units are referred to as “unitholders.” This combined Form 10-Q is being filed separately by UDR and the Operating Partnership.
There are a number of differences between our Company and our Operating Partnership, which are reflected in our disclosure in this Report. UDR is a real estate investment trust (a “REIT”), whose most significant asset is its ownership interest in the Operating Partnership. UDR also conducts business through other subsidiaries, including its taxable REIT subsidiaries (“TRS”), whose activities include development of land and land entitlement. UDR acts as the sole general partner of the Operating Partnership, holds interests in subsidiaries and joint ventures, owns and operates properties, issues securities from time to time and guarantees debt of certain of our subsidiaries. The Operating Partnership conducts the operations of a substantial portion of the business and is structured as a partnership with no publicly traded equity securities. The Operating Partnership has guaranteed certain outstanding debt of UDR.
As of June 30, 2015, UDR owned 110,883 units (100%) of the general partnership interests of the Operating Partnership and 174,105,126 units (approximately 95.1%) of the limited partnership interests of the Operating Partnership. UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are provided for each of UDR and the Operating Partnership.

UDR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$8,332,634	$8,205,627
Less: accumulated depreciation	(2,557,949)	(2,434,772)
Real estate held for investment, net	5,774,685	5,770,855
Real estate under development (net of accumulated depreciation of $0)	92,645	177,632
Total real estate owned, net of accumulated depreciation	5,867,330	5,948,487
Cash and cash equivalents	2,990	15,224
Restricted cash	22,912	22,340
Deferred financing costs, net	19,930	22,686
Notes receivable, net	15,494	14,369
Investment in and advances to unconsolidated joint ventures, net	914,815	718,226
Other assets	96,259	105,202
Total assets	$6,939,730	$6,846,534

LIABILITIES AND EQUITY
Liabilities:
Secured debt	$1,350,439	$1,361,529
Unsecured debt	2,213,964	2,221,576
Real estate taxes payable	18,263	15,978
Accrued interest payable	27,735	34,215
Security deposits and prepaid rent	33,366	34,064
Distributions payable	75,129	69,460
Accounts payable, accrued expenses, and other liabilities	72,054	91,282
Total liabilities	3,790,950	3,828,104

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests in the Operating Partnership	290,278	282,480

Equity:
Preferred stock, no par value; 50,000,000 shares authorized:
8.00% Series E Cumulative Convertible; 2,803,812 shares issued and outstanding at June 30, 2015 and December 31, 2014	46,571	46,571
Common stock, $0.01 par value; 350,000,000 shares authorized:
259,091,257 and 255,114,603 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2,591	2,551
Additional paid-in capital	4,342,829	4,223,747
Distributions in excess of net income	(1,525,159)	(1,528,917)
Accumulated other comprehensive income/(loss), net	(9,190)	(8,855)
Total stockholders’ equity	2,857,642	2,735,097
Noncontrolling interests	860	853
Total equity	2,858,502	2,735,950
Total liabilities and equity	$6,939,730	$6,846,534
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUES:
Rental income	$212,764	$200,959	$419,811	$395,311
Joint venture management and other fees	3,098	2,747	15,804	6,434
Total revenues	215,862	203,706	435,615	401,745
OPERATING EXPENSES:
Property operating and maintenance	37,194	36,840	74,444	73,560
Real estate taxes and insurance	25,138	23,716	51,360	49,147
Property management	5,851	5,527	11,545	10,872
Other operating expenses	1,769	2,162	3,535	4,088
Real estate depreciation and amortization	90,344	88,876	179,121	177,409
General and administrative	13,721	12,530	25,873	24,524
Casualty-related (recoveries)/charges, net	843	—	1,839	500
Other depreciation and amortization	1,700	1,193	3,323	2,273
Total operating expenses	176,560	170,844	351,040	342,373
Operating income	39,302	32,862	84,575	59,372
Income/(loss) from unconsolidated entities	(573)	(428)	58,586	(3,993)
Interest expense	(29,673)	(31,691)	(58,473)	(64,575)
Interest income and other income/(expense), net	382	1,426	742	2,841
Income/(loss) before income taxes, discontinued operations, and gain/(loss) on sale of real estate owned	9,438	2,169	85,430	(6,355)
Tax benefit/(expense), net	1,404	2,190	1,829	5,519
Income/(loss) from continuing operations	10,842	4,359	87,259	(836)
Income/(loss) from discontinued operations, net of tax	—	18	—	(69)
Income/(loss) before gain/(loss) on sale of real estate owned	10,842	4,377	87,259	(905)
Gain/(loss) on sale of real estate owned, net of tax	79,042	26,709	79,042	51,003
Net income/(loss)	89,884	31,086	166,301	50,098
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership	(3,029)	(1,077)	(5,617)	(1,724)
Net (income)/loss attributable to noncontrolling interests	—	(2)	(7)	(6)
Net income/(loss) attributable to UDR, Inc.	86,855	30,007	160,677	48,368
Distributions to preferred stockholders — Series E (Convertible)	(931)	(931)	(1,862)	(1,862)
Net income/(loss) attributable to common stockholders	$85,924	$29,076	$158,815	$46,506
Income/(loss) per weighted average common share — basic:
Income/(loss) from continuing operations attributable to common stockholders	$0.33	$0.12	$0.62	$0.19
Income/(loss) from discontinued operations attributable to common stockholders	—	—	—	—
Net income/(loss) attributable to common stockholders	$0.33	$0.12	$0.62	$0.19

Income/(loss) per weighted average common share — diluted:
Income/(loss) from continuing operations attributable to common stockholders	$0.33	$0.12	$0.61	$0.18
Income/(loss) from discontinued operations attributable to common stockholders	—	—	—	—
Net income/(loss) attributable to common stockholders	$0.33	$0.12	$0.61	$0.18

Common distributions declared per share	0.2775	0.2600	$0.5550	$0.5200
Weighted average number of common shares outstanding — basic	257,849	250,255	257,344	250,216
Weighted average number of common shares outstanding — diluted	262,806	252,191	259,267	252,091
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income/(loss)	$89,884	$31,086	$166,301	$50,098
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	6,186	304	(1,366)	249
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	292	1,145	1,029	2,677
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	6,478	1,449	(337)	2,926
Comprehensive income/(loss)	96,362	32,535	165,964	53,024
Comprehensive (income)/loss attributable to noncontrolling interests	(3,253)	(1,129)	(5,623)	(1,836)
Comprehensive income/(loss) attributable to UDR, Inc.	$93,109	$31,406	$160,341	$51,188

See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Preferred Stock		Common Stock		Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss), net	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	2,803,812	$46,571	255,114,603	$2,551	$4,223,747	$(1,528,917)	$(8,855)	$853	$2,735,950
Net income/(loss) attributable to UDR, Inc.	—	—	—	—	—	160,677	—	—	160,677
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	7	7
Other comprehensive income/(loss)	—	—	—	—	—	—	(335)	—	(335)
Issuance/(forfeiture) of common and restricted shares, net	—	—	434,234	4	6,881	—	—	—	6,885
Issuance of common shares through public offering	—	—	3,439,636	34	108,705	—	—	—	108,739
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	—	—	102,784	2	3,496	—	—	—	3,498
Common stock distributions declared ($0.555 per share)	—	—	—	—	—	(144,127)	—	—	(144,127)
Preferred stock distributions declared-Series E ($0.6644 per share)	—	—	—	—	—	(1,862)	—	—	(1,862)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	—	—	(10,930)	—	—	(10,930)
Balance at June 30, 2015	2,803,812	$46,571	259,091,257	$2,591	$4,342,829	$(1,525,159)	$(9,190)	$860	$2,858,502
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Operating Activities
Net income/(loss)	$166,301	$50,098
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	182,444	179,682
(Gain)/loss on sale of real estate owned, net of tax	(79,042)	(51,003)
Tax (benefit)/provision, net	(1,829)	(5,559)
(Income)/loss from unconsolidated entities	(58,586)	3,993
Casualty-related (recoveries)/charges, net	1,839	500
Other	13,154	13,054
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	7,431	5,677
Increase/(decrease) in operating liabilities	(14,709)	(10,229)
Net cash provided by/(used in) operating activities	217,003	186,213

Investing Activities
Acquisition of real estate assets	—	(77,793)
Proceeds from sale of real estate investments, net	90,543	47,922
Development of real estate assets	(66,083)	(115,964)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(47,453)	(57,574)
Capital expenditures — non-real estate assets	(1,655)	(2,917)
Investment in unconsolidated joint ventures	(184,078)	(120,555)
Distributions received from unconsolidated joint ventures	46,075	12,507
Purchase deposits on pending acquisitions	—	(4,000)
(Issuance)/repayment of notes receivable	(1,125)	38,800
Net cash provided by/(used in) investing activities	(163,776)	(279,574)

Financing Activities
Payments on secured debt	(4,549)	(42,304)
Proceeds from the issuance of secured debt	—	5,502
Payments on unsecured debt	(325,319)	(312,500)
Proceeds from the issuance of unsecured debt	—	298,956
Net proceeds/(repayment) of revolving bank debt	304,500	276,500
Proceeds from the issuance of common shares through public offering, net	108,739	—
Distributions paid to redeemable noncontrolling interests	(5,148)	(4,909)
Distributions paid to preferred stockholders	(1,862)	(1,862)
Distributions paid to common stockholders	(138,559)	(124,338)
Other	(3,263)	(5,117)
Net cash provided by/(used in) financing activities	(65,461)	89,928
Net increase/(decrease) in cash and cash equivalents	(12,234)	(3,433)
Cash and cash equivalents, beginning of period	15,224	30,249
Cash and cash equivalents, end of period	2,990	26,816

	Six Months Ended
	June 30,
	2015	2014
Supplemental Information:
Interest paid during the period, net of amounts capitalized	$66,448	$69,291

Non-cash transactions:
Acquisition of real estate	$24,067	$—
Fair value adjustment of debt acquired as part of acquisition of real estate	1,363	$—
See accompanying notes to consolidated financial statements.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

1. CONSOLIDATION AND BASIS OF PRESENTATION
Consolidation and Basis of Presentation
UDR, Inc., collectively with our consolidated subsidiaries (“UDR,” the “Company,” “we,” “our,” or “us”), is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”). As of June 30, 2015, there were 183,278,698 units in the Operating Partnership outstanding, of which 174,216,009 units, or 95.1%, were owned by UDR and 9,062,689 units, or 4.9%, were owned by limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of June 30, 2015, and results of operations for the three and six months ended June 30, 2015 and 2014 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2014 appearing in UDR’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2015.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard specifically excludes lease contracts. The ASU allows for the use of either the full or modified retrospective transition method, and the standard will be effective for the Company on January 1, 2018; early adoption is permitted on January 1, 2017. The Company has not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, to revise the presentation of debt issuance costs. Under ASU 2015-03, entities will present debt issuance costs in their balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the deferred costs will continue to be included in interest expense. The guidance, which is to be applied retrospectively to all prior periods, is effective for fiscal years beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. The Company does not expect ASU 2015-03 to have a significant effect on its consolidated financial statements.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2015

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which makes changes to both the variable interest model and the voting model. Among other changes, the new standard specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. The new standard will be effective for the Company beginning on January 1, 2016 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity/capital as of the beginning of the period of adoption or retrospectively to each period presented. The Company is currently evaluating the impact of adopting the new standard on its consolidated financial statements.
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
Notes Receivable

The following table summarizes our notes receivable, net as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	Interest rate at	Balance outstanding
	June 30, 2015	June 30, 2015	December 31, 2014
Note due February 2017 (a)	10.00%	$12,994	$11,869
Note due July 2017 (b)	8.00%	2,500	2,500
Total notes receivable, net		$15,494	$14,369
(a) The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $13.0 million. During the six months ended June 30, 2015, the Company loaned an additional $1.1 million. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2015

of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (February 2017).
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
The Company recognized $0.3 million and $1.3 million of interest income from notes receivable during the three months ended June 30, 2015 and 2014, respectively, and $0.7 million and $2.5 million during the six months ended June 30, 2015 and 2014, respectively, none of which was related party interest income. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.
Comprehensive Income/(Loss)
Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and six months ended June 30, 2015 and 2014, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to redeemable noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 10, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests was $224,000 and $50,000 during the three months ended June 30, 2015 and 2014, respectively, and $(1,000) and $106,000 during the six months ended June 30, 2015 and 2014, respectively.
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
Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of June 30, 2015, UDR’s net deferred tax asset was $9.1 million (net of a valuation allowance of less than $0.1 million), which is included in Other assets on the Consolidated Balance Sheets.
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
UDR had no material unrecognized tax benefit, accrued interest or penalties at June 30, 2015. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2011 through 2014

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2015

remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax benefit/(expense), net on the Consolidated Statements of Operations.
3. REAL ESTATE OWNED
Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. As of June 30, 2015, the Company owned and consolidated 136 communities in 10 states plus the District of Columbia totaling 39,404 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
Land and land improvements	$1,919,597	$1,980,221
Depreciable property — held and used:
Building, improvements, and furniture, fixtures and equipment	6,413,037	6,225,406
Under development:
Land and land improvements	78,085	24,584
Building, improvements, and furniture, fixtures and equipment	14,560	153,048
Real estate owned	8,425,279	8,383,259
Accumulated depreciation	(2,557,949)	(2,434,772)
Real estate owned, net	$5,867,330	$5,948,487

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

During the six months ended June 30, 2015, the Company sold three communities with a total of 812 apartment homes for gross proceeds of $109.9 million, resulting in net proceeds of $90.5 million and a total gain, net of tax, of $79.0 million. A portion of the sale proceeds were designated as a tax-deferred exchange related to a 2014 acquisition under Section 1031 of the Internal Revenue Code.

In June 2015, the Company and the Operating Partnership entered into a definitive agreement with an affiliate of Lone Star Funds (“Lone Star”) and Home Properties, L.P. (“Home”) to acquire up to six communities valued at $908.0 million in exchange for a combination of partnership units of a newly formed operating partnership ("UDR DownREIT Units"), cash and the assumption of debt.

The agreement provides that each Home unitholder will have the option to elect to receive cash from Lone Star, UDR DownREIT Units, or a combination of cash and UDR DownREIT Units. The number of UDR DownREIT Units and the amount of cash will be determined at the closing of the consent solicitation of the Home unitholders, which we anticipate to be completed by mid-August, 2015. If all Home unitholders elect to receive UDR DownREIT Units, the transaction would be funded through the issuance of approximately $753.0 million of UDR DownREIT Units at $35 per unit, the assumption of $90.0 million of debt and $65.0 million in cash, inclusive of transfer taxes and loan assumption fees. Based upon the level of Home unitholders electing to receive UDR DownREIT Units, UDR will have the option to either acquire less than six properties or to acquire some of the properties through a Section 1031 exchange pursuant to the Internal Revenue Code. The closing of the transaction is subject to certain customary closing conditions, including, among others, the satisfaction (or waiver) of certain closing conditions to the merger between Lone Star and Home, and is anticipated to occur during the fourth quarter of 2015.

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2015

personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, were $1.6 million and $2.1 million for the three months ended June 30, 2015 and 2014, respectively, and $3.8 million and $5.5 million for the six months ended June 30, 2015 and 2014, respectively. Total interest capitalized was $3.8 million and $4.9 million for the three months ended June 30, 2015 and 2014, respectively, and $8.6 million and $10.2 million for the six months ended June 30, 2015 and 2014, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion and depreciation commences over the estimated useful life.
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
As of June 30, 2014, the Company held one operating property that was classified as held for disposition prior to the adoption of ASU 2014-08 and, therefore, met the requirements to be reported as a discontinued operation. The operating results of the property for the three and six months ended June 30, 2014 are included in Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations. The property was subsequently sold during the third quarter of 2014.
The following is a summary of income/(loss) from discontinued operations, net of tax for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Rental income	$—	$78	$—	$126
Rental expenses	—	89	—	214
Property management	—	2	—	3
Interest income and other (income)/expense, net	—	9	—	18
Income tax benefit/(expense)	—	40	—	40
Income/(loss) from discontinued operations, net of tax	$—	$18	$—	$(69)

Income/(loss) from discontinued operations attributable to UDR, Inc.	$—	$17	$—	$(67)

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2015

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
Unconsolidated Joint Ventures and Partnerships
The Company recognizes income or losses from our investments in unconsolidated joint ventures and partnerships consisting of our proportionate share of the net income or losses of the joint ventures and partnerships. In addition, we may earn fees for providing management services to the unconsolidated joint ventures and partnerships.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2015

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of June 30, 2015 and December 31, 2014 (dollars in thousands):

Joint Venture	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at		UDR’s Ownership Interest
		June 30, 2015	June 30, 2015	June 30, 2015	December 31, 2014	June 30, 2015		December 31, 2014
Operating and development:
UDR/MetLife I	Various	4 land parcels	—	$14,181	$13,306	16.1%		15.7%
UDR/MetLife II	Various	21 operating communities	4,642	428,321	431,277	50.0%		50.0%
Other UDR/MetLife Development Joint Ventures		1 operating community;
		4 development communities (a);
	Various	1 land parcels	1,437	158,172	134,939	50.6%		50.6%
UDR/MetLife Vitruvian Park®	Addison, TX	3 operating communities
		6 land parcels	1,130	75,531	80,302	50.0%		50.0%
UDR/KFH	Washington, D.C.	3 operating communities	660	19,775	21,596	30.0%		30.0%
Texas (b)	Texas	—	—	—	(25,901)	—%		20.0%
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment			695,980,000	695,980	655,519

						Income from Investment
				Investment at		Three Months Ended June 30,		Six Months Ended June 30,
	Location	Rate	Years To Maturity	June 30, 2015	December 31, 2014	2015	2014	2015	2014
Participating loan investment:
Steele Creek	Denver, CO	6.5%	2.1	85,208	62,707	$1,352	$456	$2,506	$777

Preferred equity investment:
West Coast Development Joint Venture (c)	Various	6.5%	—	133,627	—	$(548)	$—	$(548)	$—
Total investment in and advances to unconsolidated joint ventures, net				$914,815	$718,226

(a)
The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes. As of June 30, 2015, no apartment homes had been completed in Other UDR/MetLife Development Joint Ventures.

(b) In January 2015, the eight communities held by the Texas Joint Venture were sold, generating net proceeds to UDR of $43.5 million. The Company recorded promote and disposition fee income of $9.6 million and a gain of $59.1 million (including $24.2 million of previously deferred gains) in connection with the sale.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2015

(c) In May 2015, the Company entered into a joint venture agreement with real estate private equity firm, The Wolff Company (“Wolff”), and agreed to pay $136.3 million for a 48 percent interest in a portfolio of five communities that are currently under construction (the "West Coast Development Joint Venture"). As of June 30, 2015, the Company had funded $129.6 million of its investment and had a remaining commitment of $6.7 million. The communities are located in three of the Company’s core, coastal markets: Metro Seattle, Los Angeles and Orange County, CA. UDR earns a 6.5 percent preferred return on its investment through each individual community’s date of stabilization, defined as when a community reaches 80 percent occupancy for ninety consecutive days, while Wolff is allocated all operating income and expense during the pre-stabilization period. Upon stabilization, income and expense will be shared based on each partner’s ownership percentage. The Company will serve as property manager and be paid a management fee during the lease-up phase and subsequent operation of each of the communities. Wolff is the general partner of the joint venture and the developer of the communities.
The Company has a fixed price option to acquire Wolff’s remaining interest in each community beginning one year after completion. If the options are exercised for all five communities, the Company’s total price will be $597.4 million. In the event the Company does not exercise its options to purchase at least two communities, Wolff will be entitled to earn a contingent disposition fee equal to 6.5 percent return on its implied equity in the communities not acquired. Wolff is providing certain guaranties and there will be construction loans on all five communities. Once completed, the five communities will contain 1,533 homes.
The Company has concluded it does not control the joint venture and accounts for it under the equity method of accounting. The Company's recorded equity investment in the West Coast Development Joint Venture at June 30, 2015 of $133.6 million is inclusive of outside basis costs and our accrued but unpaid preferred return. During the three and six months ended June 30, 2015, the Company earned a preferred return of $1.0 million, offset by its share of the West Coast Development Joint Venture transaction expenses of $1.5 million.
As of June 30, 2015 and December 31, 2014, the Company had deferred fees and deferred profit from the sale of properties to joint ventures or partnerships of $6.8 million and $28.5 million, respectively, which will be recognized through income over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.
The Company recognized management fees for our management of the joint ventures and partnerships of $2.6 million and $2.3 million for the three months ended June 30, 2015 and 2014, respectively, and $5.2 million and $5.6 million for the six months ended June 30, 2015 and 2014, respectively. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.
The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.
We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decreases in the value of its investments in unconsolidated joint ventures or partnerships during the three and six months ended June 30, 2015 and 2014.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2015

Combined summary balance sheets relating to all of the unconsolidated joint ventures and partnerships (not just our proportionate share) are presented below as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
Total real estate, net	$3,004,723	$2,941,803
Assets held for sale	—	216,196
Cash and cash equivalents	36,820	32,544
Other assets	32,869	28,707
Total assets	$3,074,412	$3,219,250

Amount due to UDR	$6,434	$2,997
Third party debt	1,529,724	1,504,477
Liabilities held for sale	—	229,706
Accounts payable and accrued liabilities	63,521	44,335
Total liabilities	1,599,679	1,781,515
Total equity	1,474,733	1,437,735
Total liabilities and equity	$3,074,412	$3,219,250

UDR’s investment in unconsolidated joint ventures	$914,815	$718,226
Combined summary financial information relating to all of the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share), is presented below for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total revenues	$55,450	$48,379	$109,996	$87,334
Property operating expenses	(21,557)	(18,001)	(41,724)	(32,360)
Real estate depreciation and amortization	(19,402)	(16,808)	(38,754)	(31,496)
Operating income/(loss)	14,491	13,570	29,518	23,478
Interest expense	(16,169)	(14,928)	(32,230)	(27,079)
Other income/(expense)	(7)	—	(7)	—
Income/(loss) from discontinued operations	—	(4,705)	182,488	(31,688)
Net income/(loss)	$(1,685)	$(6,063)	$179,769	$(35,289)
UDR income/(loss) from unconsolidated entities	$(573)	$(428)	$58,586	$(3,993)

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2015

6. SECURED AND UNSECURED DEBT
The following is a summary of our secured and unsecured debt at June 30, 2015 and December 31, 2014 (dollars in thousands):

			Six Months Ended
	Principal Outstanding		June 30, 2015
	June 30, 2015	December 31, 2014	Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$408,736	$401,210	5.50%	1.1	7
Fannie Mae credit facilities (b)	566,288	568,086	5.12%	3.5	21
Total fixed rate secured debt	975,024	969,296	5.28%	2.5	28
Variable Rate Debt
Mortgage notes payable	31,337	31,337	1.94%	1.6	1
Tax-exempt secured notes payable (c)	94,700	94,700	0.84%	7.7	2
Fannie Mae credit facilities (b)	249,378	266,196	1.63%	4.8	7
Total variable rate secured debt	375,415	392,233	1.45%	5.3	10
Total Secured Debt	1,350,439	1,361,529	4.22%	3.3	38

Unsecured Debt:
Commercial Banks
Borrowings outstanding under an unsecured credit facility due December 2017 (d) (f)	457,000	152,500	1.12%	2.4
Senior Unsecured Notes
5.25% Medium-Term Notes due January 2015 (net of discounts of $0 and $6, respectively) (e)	—	325,169	—%	—
5.25% Medium-Term Notes due January 2016	83,260	83,260	5.25%	0.5
6.21% Term Notes due July 2016	12,609	—	6.21%	1.0
4.25% Medium-Term Notes due June 2018 (net of discounts of $1,251 and $1,465, respectively) (f)	298,749	298,535	4.25%	2.9
1.70% Term Notes due June 2018 (f)	215,000	215,000	1.70%	2.9
1.53% Term Notes due June 2018 (f)	100,000	100,000	1.53%	2.9
1.33% Term Notes due June 2018 (f)	35,000	35,000	1.33%	2.9
3.70% Medium-Term Notes due October 2020 (net of discounts of $42 and $46, respectively) (f)	299,958	299,954	3.70%	5.3
4.63% Medium-Term Notes due January 2022 (net of discounts of $2,344 and $2,523, respectively) (f)	397,656	397,477	4.63%	6.5
3.75% Medium-Term Notes due July 2024 (net of discount of $938 and $990, respectively) (f)	299,062	299,010	3.75%	9.0
8.50% Debentures due September 2024	15,644	15,644	8.50%	9.2
Other	26	27	N/A	N/A
Total Unsecured Debt	2,213,964	2,221,576	3.20%	4.6
Total Debt	$3,564,403	$3,583,105	3.58%	4.1

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2015

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument. As of June 30, 2015, secured debt encumbered $2.2 billion or 26.6% of UDR’s total real estate owned based upon gross book value ($6.2 billion or 73.4% of UDR’s real estate owned based on gross book value is unencumbered).
(a) At June 30, 2015, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from December 2015 through May 2019 and carry interest rates ranging from 3.43% to 6.16%.
The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The Company had a reduction to interest expense based on the amortization of the fair market adjustment of debt assumed in the acquisition of properties of $1.3 million and $1.2 million during the three months ended June 30, 2015 and 2014, respectively, and $2.4 million and $2.5 million during the six months ended June 30, 2015 and 2014, respectively. The unamortized fair market adjustment was a net premium of $5.7 million and $6.7 million at June 30, 2015 and December 31, 2014, respectively.
(b) UDR has three secured credit facilities with Fannie Mae with an aggregate commitment of $815.7 million at June 30, 2015. The Fannie Mae credit facilities mature at various dates from May 2017 through July 2023 and bear interest at floating and fixed rates. At June 30, 2015, $566.3 million of the outstanding balance was fixed and had a weighted average interest rate of 5.12% and the remaining balance of $249.4 million had a weighted average variable interest rate of 1.63%.
Further information related to these credit facilities is as follows (dollars in thousands):

	June 30, 2015	December 31, 2014
Borrowings outstanding	$815,666	$834,282
Weighted average borrowings during the period ended	830,434	835,873
Maximum daily borrowings during the period ended	834,003	837,564
Weighted average interest rate during the period ended	4.0%	4.1%
Weighted average interest rate at the end of the period	4.1%	4.0%
(c) The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature in August 2019 and March 2032. Interest on these notes is payable in monthly installments. The variable rate mortgage notes have interest rates of 0.84% and 0.85% as of June 30, 2015.

(d) As of June 30, 2015, the Company has a $900 million unsecured revolving credit facility that matures in December 2017. The credit facility has a six month extension option and contains an accordion feature that allows us to increase the facility to $1.45 billion. Based on the Company’s current credit rating, the credit facility carries an interest rate equal to LIBOR plus a spread of 100 basis points and a facility fee of 15 basis points.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2015

The following is a summary of short-term bank borrowings under UDR’s revolving credit facility at June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
Total revolving credit facility	$900,000	$900,000
Borrowings outstanding at end of period (1)	457,000	152,500
Weighted average daily borrowings during the period ended	402,514	291,761
Maximum daily borrowings during the period ended	539,100	625,000
Weighted average interest rate during the period ended	1.2%	1.2%
Interest rate at end of the period	1.1%	1.1%
(1) Excludes $2.3 million and $1.9 million of letters of credit at June 30, 2015 and December 31, 2014, respectively.

(e) Paid off at maturity with borrowings under the Company's $900 million unsecured revolving credit facility.

(f) The Operating Partnership is a guarantor of this debt.

The aggregate maturities, including amortizing principal payments of unsecured and secured debt, of total debt for the next five calendar years subsequent to June 30, 2015 are as follows (dollars in thousands):

Year	Total Fixed Secured Debt	Total Variable Secured Debt	Total Secured Debt	Total Unsecured Debt (a)	Total Debt
2015	$191,363	$—	$191,363	$79	$191,442
2016	148,223	—	148,223	94,469	242,692
2017	177,882	96,337	274,219	457,000	731,219
2018	121,685	87,969	209,654	648,445	858,099
2019	245,871	67,700	313,571	—	313,571
Thereafter	90,000	123,409	213,409	1,013,971	1,227,380
Total	$975,024	$375,415	$1,350,439	$2,213,964	$3,564,403
(a) With the exception of the 1.33% Term Notes due June 2018 and the revolving credit facility which carry a variable interest rate, all unsecured debt carries fixed interest rates.
We were in compliance with the covenants of our debt instruments at June 30, 2015.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2015

7. INCOME/(LOSS) PER SHARE
The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator for income/(loss) per share:
Income/(loss) from continuing operations	$10,842	$4,359	$87,259	$(836)
Gain/(loss) on sale of real estate owned, net of tax	79,042	26,709	79,042	51,003
(Income)/loss from continuing operations attributable to redeemable noncontrolling interests in the Operating Partnership	(3,029)	(1,076)	(5,617)	(1,726)
(Income)/loss from continuing operations attributable to noncontrolling interests	—	(2)	(7)	(6)
Income/(loss) from continuing operations attributable to UDR, Inc.	86,855	29,990	160,677	48,435
Distributions to preferred stockholders - Series E (Convertible)	(931)	(931)	(1,862)	(1,862)
Income/(loss) from continuing operations attributable to common stockholders - basic	$85,924	$29,059	$158,815	$46,573
Dilutive distributions to preferred stockholders - Series E (Convertible)	931	—	—	—
Income/(loss) from continuing operations attributable to common stockholders - diluted	$86,855	$29,059	$158,815	$46,573

Income/(loss) from discontinued operations, net of tax	$—	$18	$—	$(69)
(Income)/loss from discontinued operations attributable to redeemable noncontrolling interests in the Operating Partnership	—	(1)	—	2
Income/(loss) from discontinued operations attributable to common stockholders	$—	$17	$—	$(67)

Net income/(loss) attributable to common stockholders	85,924	29,076	$158,815	$46,506

Denominator for income/(loss) per share:
Weighted average common shares outstanding	259,028	251,458	258,567	251,336
Non-vested restricted stock awards	(1,179)	(1,203)	(1,223)	(1,120)
Denominator for basic income/(loss) per share	257,849	250,255	257,344	250,216
Incremental shares issuable from assumed conversion of preferred stock, stock options, and unvested restricted stock	4,957	1,936	1,923	1,875
Denominator for diluted income/(loss) per share	262,806	252,191	259,267	252,091

Income/(loss) per weighted average common share-basic:
Income/(loss) from continuing operations attributable to common stockholders	$0.33	$0.12	$0.62	$0.19
Income/(loss) from discontinued operations attributable to common stockholders	—	—	—	—
Net income/(loss) attributable to common stockholders	$0.33	$0.12	$0.62	$0.19

Income/(loss) per weighted average common share-diluted:
Income/(loss) from continuing operations attributable to common stockholders	$0.33	$0.12	$0.61	$0.18
Income/(loss) from discontinued operations attributable to common stockholders	—	—	—	—
Net income/(loss) attributable to common stockholders	$0.33	$0.12	$0.61	$0.18

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2015

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units, convertible preferred stock, stock options, and restricted stock. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three months ended June 30, 2015, the Company's Series E preferred stock was dilutive for purposes of calculating earnings per share. For the six months ended June 30, 2015, and the three and six months ended June 30, 2014, the Company's Series E preferred stock was anti-dilutive.

The following table sets forth the additional shares of common stock outstanding by equity instrument if converted to common stock for each of the three and six months ended June 30, 2015 and 2014 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
OP Units	9,125	9,316	9,145	9,317
Preferred stock	3,036	3,036	3,036	3,036
Stock options and unvested restricted stock	1,921	1,936	1,923	1,875
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
The following table sets forth redeemable noncontrolling interests in the Operating Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership, December 31, 2014	$282,480
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership	10,930
Conversion of OP Units to Common Stock	(3,498)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership	5,617
Distributions to redeemable noncontrolling interests in the Operating Partnership	(5,250)
Allocation of other comprehensive income/(loss)	(1)
Redeemable noncontrolling interests in the Operating Partnership, June 30, 2015	$290,278

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2015

The following sets forth net income/(loss) attributable to common stockholders and transfers from redeemable noncontrolling interests in the Operating Partnership for the following periods (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income/(loss) attributable to common stockholders	$85,924	$29,076	$158,815	$46,506
Conversion of OP Units to UDR Common stock	3,479	191	3,498	191
Change in equity from net income/(loss) attributable to common stockholders and conversion of OP Units to UDR Common Stock	$89,403	$29,267	$162,313	$46,697
Noncontrolling Interests
Noncontrolling interests represent interests of unrelated partners in certain consolidated affiliates, and are presented as part of equity in the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was $0 and $(2,000) during the three months ended June 30, 2015 and 2014, respectively, and $(7,000) and $(6,000) during the six months ended June 30, 2015 and 2014, respectively.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2015

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of June 30, 2015 and December 31, 2014 are summarized as follows (dollars in thousands):

			Fair Value at June 30, 2015, Using
	Total Carrying Amount in Statement of Financial Position at June 30, 2015	Fair Value Estimate at June 30, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Notes receivable (a)	$15,494	$15,863	$—	$—	$15,863
Derivatives - Interest rate contracts (b)	12	12	—	12	—
Total assets	$15,506	$15,875	$—	$12	$15,863

Derivatives - Interest rate contracts (b)	$9,109	$9,109	$—	$9,109	$—
Secured debt instruments - fixed rate: (c)
Mortgage notes payable	408,736	420,571	—	—	420,571
Fannie Mae credit facilities	566,288	592,916	—	—	592,916
Secured debt instruments - variable rate: (c)
Mortgage notes payable	31,337	31,337	—	—	31,337
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	249,378	249,378	—	—	249,378
Unsecured debt instruments: (c)
Commercial bank	457,000	457,000	—	—	457,000
Senior unsecured notes	1,756,964	1,816,636	—	—	1,816,636
Total liabilities	$3,573,512	$3,671,647	$—	$9,109	$3,662,538

Redeemable noncontrolling interests in the Operating Partnership (d)	$290,278	$290,278	$—	$290,278	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2015

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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2015

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
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
Financial Instruments Not Carried at Fair Value
At June 30, 2015, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
We consider various factors to determine if a decrease in the value of our investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary decrease in the value of its investments in unconsolidated joint ventures during the three and six months ended June 30, 2015 and 2014.
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
JUNE 30, 2015

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2015, the Company recorded no ineffectiveness to earnings. During the three and six months ended June 30, 2014, the Company recorded a gain of approximately $3,000 related to the ineffective portion of the derivative, which was caused by a timing difference between the derivative and the hedge item.
Amounts reported in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through June 30, 2016, the Company estimates that an additional $2.6 million will be reclassified as an increase to interest expense.
As of June 30, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	9	$565,000
Interest rate caps	2	$219,984
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in no adjustment to earnings for the three and six months ended June 30, 2015 and 2014.
As of June 30, 2015, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	2	$116,289

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2015

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	Asset Derivatives (included in Other assets)		Liability Derivatives (included in Other liabilities)
	Fair Value at:		Fair Value at:
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate products	$9	86	$9,109	$10,368
Derivatives not designated as hedging instruments:
Interest rate products	$3	$2	$—	$—
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Unrealized holding gain/(loss) Recognized in OCI (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Interest expense (Effective Portion)		Gain/(Loss) Recognized in Interest expense (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2015	2014	2015	2014	2015	2014
Three Months Ended June 30,
Interest rate products	$6,186	$304	$(292)	$(1,145)	$—	$3

Six Months Ended June 30,
Interest rate products	$(1,366)	$249	$(1,029)	$(2,677)	$—	$3

	Gain/(Loss) Recognized in Interest income and other income/(expense), net
Derivatives Not Designated as Hedging Instruments	2015	2014
Three Months Ended June 30,
Interest rate products	$(22)	$—

Six Months Ended June 30,
Interest rate products	$(24)	$—
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2015

The Company also has an agreement with a derivative counterparty that incorporates the loan and financial covenant provisions of the Company’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with these covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.
As of June 30, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $10.7 million. As of June 30, 2015, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2015, it may have been required to settle its obligations under the agreements at their termination value of $10.7 million.
Tabular Disclosure of Offsetting Derivatives
Company has elected not to offset derivative positions in the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of June 30, 2015 and December 31, 2014 (dollars in thousands):

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2015	$12	$—	$12	$—	$—	$12

December 31, 2014	$88	$—	$88	$(27)	$—	$61
(a) Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (b)	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Posted	Net Amount
June 30, 2015	$9,109	$—	$9,109	$—	$—	$9,109

December 31, 2014	$10,368	$—	$10,368	$(27)	$—	$10,341
(b) Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.
11. STOCK BASED COMPENSATION
The Company recognized stock based compensation expense, inclusive of awards granted to our independent directors, of $5.1 million and $3.6 million during the three months ended June 30, 2015 and 2014, respectively, and $9.6 million and $7.3 million during the six months ended June 30, 2015 and 2014, respectively.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2015

12. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Company’s real estate commitments at June 30, 2015 (dollars in thousands):

	Number of Properties	Costs Incurred as of June 30, 2015 (a)		Expected Costs to Complete		Average Ownership Stake
Wholly-owned — under development	1	$92,645	(b)	$249,355		100%
Wholly-owned — redevelopment	1	4,854	(b)	10,146		100%
Joint ventures:
Unconsolidated joint ventures	4	335,539		163,791	(c)	Various
Participating loan investments	1	85,208	(d)	6,801	(e)	0%
Preferred equity investments	5	129,592	(f)	6,735	(g)	48%
		$647,838		$436,828

(a)	Represents 100% of project costs incurred as of June 30, 2015.

(b)	Costs incurred to date include $114,000 and $1.3 million of accrued fixed assets for development and redevelopment, respectively.

(c)	Represents UDR’s proportionate share of expected remaining costs to complete.

(d)	Represents the participating loan balance funded as of June 30, 2015.

(e)	Represents UDR’s remaining participating loan commitment for Steele Creek.

(f)	Represents UDR's share of capital contributed to the West Coast Development Joint Venture as of June 30, 2015.

(g)	Represents UDR's remaining funding commitment on Katella Grand II.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2015

supervision and accounting costs related to consolidated property operations, and land rent. UDR’s chief operating decision maker utilizes NOI as the key measure of segment profit or loss.
UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•
Same-Store Communities represent those communities acquired, developed, and stabilized prior to April 1, 2014 for quarter-to-date comparison and January 1, 2014 for year-to-date comparison and held as of June 30, 2015. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and six months ended June 30, 2015 and 2014.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2015

The following table details rental income and NOI from continuing and discontinued operations for UDR’s reportable segments for the three and six months ended June 30, 2015 and 2014, and reconciles NOI to Net Income/(Loss) Attributable to UDR, Inc. in the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, (a)		June 30, (b)
	2015	2014	2015	2014
Reportable apartment home segment rental income
Same-Store Communities
West Region	$68,646	$64,004	$135,595	$126,405
Mid-Atlantic Region	43,536	42,644	86,331	84,694
Southeast Region	26,540	25,063	52,505	49,774
Northeast Region	21,436	20,294	42,328	40,096
Southwest Region	14,363	13,623	28,470	27,090
Non-Mature Communities/Other	38,243	35,409	74,582	67,378
Total consolidated rental income	$212,764	$201,037	$419,811	$395,437

Reportable apartment home segment NOI
Same-Store Communities
West Region	$51,400	$46,496	$100,999	$91,287
Mid-Atlantic Region	30,302	29,863	59,590	58,699
Southeast Region	17,876	16,769	35,207	33,465
Northeast Region	16,269	15,459	31,835	30,004
Southwest Region	8,998	8,263	17,534	16,621
Non-Mature Communities/Other	25,587	23,542	48,842	42,440
Total consolidated NOI	150,432	140,392	294,007	272,516
Reconciling items:
Joint venture management and other fees	3,098	2,747	15,804	6,434
Property management	(5,851)	(5,529)	(11,545)	(10,875)
Other operating expenses	(1,769)	(2,171)	(3,535)	(4,106)
Real estate depreciation and amortization	(90,344)	(88,876)	(179,121)	(177,409)
General and administrative	(13,721)	(12,530)	(25,873)	(24,524)
Casualty-related recoveries/(charges), net	(843)	—	(1,839)	(500)
Other depreciation and amortization	(1,700)	(1,193)	(3,323)	(2,273)
Income/(loss) from unconsolidated entities	(573)	(428)	58,586	(3,993)
Interest expense	(29,673)	(31,691)	(58,473)	(64,575)
Interest income and other income/(expense), net	382	1,426	742	2,841
Tax benefit/(expense), net	1,404	2,230	1,829	5,559
Gain/(loss) on sale of real estate owned, net of tax	79,042	26,709	79,042	51,003
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership	(3,029)	(1,077)	(5,617)	(1,724)
Net (income)/loss attributable to noncontrolling interests	—	(2)	(7)	(6)
Net income/(loss) attributable to UDR, Inc.	$86,855	$30,007	$160,677	$48,368

(a)	Same-Store Community population consisted of 35,250 apartment homes.

(b)	Same-Store Community population consisted of 35,250 apartment homes.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2015

The following table details the assets of UDR’s reportable segments as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
Reportable apartment home segment assets:
Same-Store Communities:
West Region	$2,608,586	$2,592,156
Mid-Atlantic Region	1,541,420	1,533,993
Southeast Region	738,595	733,068
Northeast Region	1,081,035	1,076,656
Southwest Region	443,526	440,721
Non-Mature Communities/Other	2,012,117	2,006,665
Total assets	8,425,279	8,383,259
Accumulated depreciation	(2,557,949)	(2,434,772)
Total assets — net book value	5,867,330	5,948,487
Reconciling items:
Cash and cash equivalents	2,990	15,224
Restricted cash	22,912	22,340
Deferred financing costs, net	19,930	22,686
Notes receivable, net	15,494	14,369
Investment in and advances to unconsolidated joint ventures, net	914,815	718,226
Other assets	96,259	105,202
Total consolidated assets	$6,939,730	$6,846,534
Capital expenditures related to our Same-Store Communities totaled $20.6 million and $12.8 million for the three months ended June 30, 2015 and 2014, respectively, and $33.8 million and $20.3 million for the six months ended June 30, 2015 and 2014, respectively. Capital expenditures related to our Non-Mature Communities/Other totaled $1.2 million and $2.5 million for the three months ended June 30, 2015 and 2014, respectively, and $3.8 million and $4.8 million for the six months ended June 30, 2015 and 2014.
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

UNITED DOMINION REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$4,238,995	$4,238,770
Less: accumulated depreciation	(1,474,834)	(1,403,303)
Total real estate owned, net of accumulated depreciation	2,764,161	2,835,467
Cash and cash equivalents	164	502
Restricted cash	14,456	13,811
Deferred financing costs, net	3,707	4,475
Other assets	23,090	24,029
Total assets	$2,805,578	$2,878,284

LIABILITIES AND CAPITAL
Liabilities:
Secured debt	$912,567	$931,959
Notes payable due to General Partner	88,696	88,696
Real estate taxes payable	7,516	7,061
Accrued interest payable	3,168	3,284
Security deposits and prepaid rent	17,905	18,387
Distributions payable	50,962	47,788
Deferred gains on the sale of depreciable property	—	24,622
Accounts payable, accrued expenses, and other liabilities	18,362	22,436
Total liabilities	1,099,176	1,144,233

Commitments and contingencies (Note 9)

Capital:
Partners’ capital:
General partner:
110,883 OP Units outstanding at June 30, 2015 and December 31, 2014	1,094	1,105
Limited partners:
183,167,815 OP Units outstanding at June 30, 2015 and December 31, 2014	1,684,784	1,702,971
Accumulated other comprehensive income/(loss), net	(599)	(1,075)
Total partners’ capital	1,685,279	1,703,001
Advances (to)/from General Partner	2,956	13,624
Noncontrolling interests	18,167	17,426
Total capital	1,706,402	1,734,051
Total liabilities and capital	$2,805,578	$2,878,284
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUES:
Rental income	$113,158	$104,842	$223,253	$207,212

OPERATING EXPENSES:
Property operating and maintenance	19,065	18,328	38,179	36,562
Real estate taxes and insurance	11,810	11,546	24,676	23,265
Property management	3,112	2,883	6,139	5,698
Other operating expenses	1,496	1,451	2,986	2,887
Real estate depreciation and amortization	44,100	44,697	88,578	88,968
General and administrative	7,032	7,459	12,671	14,429
Casualty-related (recoveries)/charges, net	280	—	873	500
Total operating expenses	86,895	86,364	174,102	172,309

Operating income	26,263	18,478	49,151	34,903

Interest expense	(9,757)	(9,008)	(19,377)	(17,871)
Interest expense on note payable due to General Partner	(1,151)	(1,151)	(2,302)	(2,302)
Income/(loss) before gain/(loss) on sale of real estate owned	15,355	8,319	27,472	14,730
Gain/(loss) on sale of real estate owned	32,375	16,285	56,998	40,687
Net income/(loss)	47,730	24,604	84,470	55,417
Net (income)/loss attributable to noncontrolling interests	(347)	(178)	(741)	(458)
Net income/(loss) attributable to OP unitholders	$47,383	$24,426	$83,729	$54,959

Income/(loss) per weighted average OP Unit - basic and diluted:	$0.26	$0.13	$0.46	$0.30

Weighted average OP Units outstanding - basic and diluted	183,279	183,279	183,279	183,279
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income/(loss)	$47,730	$24,604	$84,470	$55,417
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(26)	(140)	(77)	(191)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	267	573	553	1,196
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	241	433	476	1,005
Comprehensive income/(loss)	47,971	25,037	84,946	56,422
Comprehensive (income)/loss attributable to noncontrolling interests	(347)	(178)	(741)	(458)
Comprehensive income/(loss) attributable to OP unitholders	$47,624	$24,859	$84,205	$55,964

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

	Class A Limited Partners	Limited Partners	UDR, Inc.		Accumulated Other Comprehensive Income/(Loss), net	Total Partners’ Capital	Advances (to)/from General Partner	Noncontrolling Interests
			Limited Partner	General Partner					Total
Balance at December 31, 2014	$53,987	$228,493	$1,420,491	$1,105	$(1,075)	$1,703,001	$13,624	$17,426	$1,734,051
Net income/(loss)	868	3,357	79,453	51	—	83,729	—	741	84,470
Distributions	(1,164)	(4,086)	(96,615)	(62)	—	(101,927)	—	—	(101,927)
OP Unit Redemptions for common shares of UDR	—	(3,496)	3,496	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	2,415	9,905	(12,320)	—	—	—	—	—	—
Unrealized gain on derivative financial investments	—	—	—	—	476	476	—	—	476
Net change in advances (to)/from General Partner	—	—	—	—	—	—	(10,668)	—	(10,668)
Balance at June 30, 2015	$56,106	$234,173	$1,394,505	$1,094	$(599)	$1,685,279	$2,956	$18,167	$1,706,402
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for unit data)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Operating Activities
Net income/(loss)	$84,470	$55,417
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	88,578	88,968
Gain/(loss) on sale of real estate owned	(56,998)	(40,687)
Casualty-related (recoveries)/charges, net	873	500
Other	(349)	(123)
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(341)	1,506
Increase/(decrease) in operating liabilities	(976)	(2,164)
Net cash provided by/(used in) operating activities	115,257	103,417

Investing Activities
Proceeds from sale of real estate investments, net	27,718	47,922
Development of real estate assets	(7,740)	(29,192)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(25,487)	(21,355)
Net cash provided by/(used in) investing activities	(5,509)	(2,625)

Financing Activities
Advances from/(to) General Partner, net	(102,378)	(94,113)
Proceeds from the issuance of secured debt	—	—
Payments on secured debt	(2,588)	(2,492)
Distributions paid to partnership unitholders	(5,120)	(4,909)
Payments of financing costs	—	—
Net cash provided by/(used in) financing activities	(110,086)	(101,514)
Net increase/(decrease) in cash and cash equivalents	(338)	(722)
Cash and cash equivalents, beginning of period	502	1,897
Cash and cash equivalents, end of period	$164	$1,175

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$23,296	$21,649
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

1. CONSOLIDATION AND BASIS OF PRESENTATION
Consolidation and Basis of Presentation
United Dominion Realty, L.P. (“UDR, L.P.,” the “Operating Partnership,” “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the three months ended June 30, 2015 and 2014, rental revenues of the Operating Partnership represented 53% and 52%, respectively, and for the six months ended June 30, 2015 and 2014 53% and 52%, respectively, of the General Partner’s consolidated rental revenues. As of June 30, 2015, the Operating Partnership’s apartment portfolio consisted of 67 communities located in 17 markets consisting of 20,569 apartment homes.
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
As of June 30, 2015, there were 183,278,698 OP Units outstanding, of which 174,216,009 or 95.1% were owned by UDR and affiliated entities and 9,062,689 or 4.9% were owned by non-affiliated limited partners. See Note 8, Capital Structure.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of June 30, 2015, and results of operations for the three and six months ended June 30, 2015 and 2014 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2015 included in the Annual Report on Form 10-K filed by UDR and the Operating Partnership with the SEC on February 24, 2015.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard specifically excludes lease contracts. The ASU allows for the use of either the

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
June 30, 2015

full or modified retrospective transition method, and the standard will be effective for the Operating Partnership on January 1, 2018; early adoption is permitted on January 1, 2017. The Operating Partnership has not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, to revise the presentation of debt issuance costs. Under ASU 2015-03, entities will present debt issuance costs in their balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the deferred costs will continue to be included in interest expense. The guidance, which is to be applied retrospectively to all prior periods, is effective for fiscal years beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. The Operating Partnership does not expect ASU 2015-03 to have a significant effect on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which makes changes to both the variable interest model and the voting model. Among other changes, the new standard specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. The new standard will be effective for the Operating Partnership beginning on January 1, 2016 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity/capital as of the beginning of the period of adoption or retrospectively to each period presented. The Operating Partnership is currently evaluating the impact of adopting the new standard on its consolidated financial statements.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
June 30, 2015

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
Comprehensive Income/(Loss)
Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to unitholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and six months ended June 30, 2015 and 2014, the Operating Partnership’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges and (gain)/loss reclassified from other comprehensive income/(loss) into earnings. The (gain)/loss reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 7, Derivatives and Hedging Activity, for further discussion.
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
Management of the Operating Partnership has reviewed all open tax years (2011 through 2014) of tax jurisdictions and concluded there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns.
3. REAL ESTATE OWNED
Real estate assets owned by the Operating Partnership consists of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. As of June 30, 2015, the Operating Partnership owned and consolidated 67 communities in nine states plus the District of Columbia totaling 20,569 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
Land	$1,006,651	$1,008,014
Depreciable property — held and used:
Buildings, improvements, and furniture, fixture and equipment	3,232,344	3,230,756
Real estate owned	4,238,995	4,238,770
Accumulated depreciation	(1,474,834)	(1,403,303)
Real estate owned, net	$2,764,161	$2,835,467

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
June 30, 2015

The Operating Partnership did not have any acquisitions or real estate sales during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Operating Partnership sold one community with a total of 240 apartment homes for gross proceeds of $45.3 million, resulting in net proceeds of $27.7 million and a total gain, net of tax, of $32.4 million. Additionally, the Operating Partnership recognized a gain of $24.6 million, which was previously deferred, in connection with the sale of the communities held by the Texas Joint Venture.
Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Operating Partnership capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, were $195,000 and $542,000 for the three months ended June 30, 2015 and 2014, respectively, and $328,000 and $1.3 million for the six months ended June 30, 2015 and 2014, respectively. Total interest capitalized was $32,000 and $1.0 million during the three months ended June 30, 2015 and 2014, respectively, and $54,000 and $2.0 million during the six months ended June 30, 2015 and 2014, respectively. As each home in a capital project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization on the related portion and depreciation commences over the estimated useful life.

In June 2015, the General Partner and the Operating Partnership entered into a definitive agreement with an affiliate of Lone Star Funds (“Lone Star”) and Home Properties, L.P. (“Home”) to acquire up to six communities valued at $908.0 million in exchange for a combination of partnership units of a newly formed operating partnership ("UDR DownREIT Units"), cash and the assumption of debt.

The agreement provides that each Home unitholder will have the option to elect to receive cash from Lone Star, UDR DownREIT Units, or a combination of cash and UDR DownREIT Units. The number of UDR DownREIT Units and the amount of cash will be determined at the closing of the consent solicitation of the Home unitholders, which we anticipate to be completed by mid-August, 2015. If all Home unitholders elect to receive UDR DownREIT Units, the transaction would be funded through the issuance of approximately $753.0 million of UDR DownREIT Units at $35 per unit, the assumption of $90.0 million of debt and $65.0 million in cash, inclusive of transfer taxes and loan assumption fees. Based upon the level of Home unitholders electing to receive UDR DownREIT Units, UDR will have the option to either acquire less than six properties or to acquire some of the properties through a Section 1031 exchange pursuant to the Internal Revenue Code. The closing of the transaction is subject to certain customary closing conditions, including, among others, the satisfaction (or waiver) of certain closing conditions to the merger between Lone Star and Home, and is anticipated to occur during the fourth quarter of 2015.

The acquired properties will be owned and consolidated by UDR but only partially owned and accounted for as an equity method investment by the Operating Partnership.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
June 30, 2015

4. DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of June 30, 2015 and December 31, 2014 (dollars in thousands):

			Six Months Ended
	Principal Outstanding		June 30, 2015
	June 30, 2015	December 31, 2014	Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
Fixed Rate Debt
Mortgage notes payable	$374,056	$378,371	5.49%	1.1	5
Fannie Mae credit facilities	334,002	333,828	4.90%	4.1	9
Total fixed rate secured debt	708,058	712,199	5.21%	2.5	14
Variable Rate Debt
Tax-exempt secured note payable	27,000	27,000	0.85%	16.7	1
Fannie Mae credit facilities	177,509	192,760	1.88%	5.7	5
Total variable rate secured debt	204,509	219,760	1.74%	7.1	6
Total Secured Debt	$912,567	$931,959	4.43%	3.5	20
As of June 30, 2015, an aggregate commitment of $511.5 million of the General Partner's secured credit facilities with Fannie Mae was allocated to the Operating Partnership based on the ownership of the assets securing the debt. The entire commitment was outstanding at June 30, 2015. The Fannie Mae credit facilities mature at various dates from May 2017 through July 2023 and bear interest at floating and fixed rates. At June 30, 2015, $334.0 million of the outstanding balance was fixed and had a weighted average interest rate of 4.90% and the remaining balance of $177.5 million on these facilities had a weighted average variable interest rate of 1.88%.
The following information relates to the credit facilities allocated to the Operating Partnership (dollars in thousands):

	June 30, 2015	December 31, 2014
Borrowings outstanding	$511,511	$526,588
Weighted average borrowings during the period ended	520,773	527,592
Maximum daily borrowings during the period	523,011	528,659
Weighted average interest rate during the period ended	3.8%	4.1%
Interest rate at the end of the period	3.9%	4.0%
The Operating Partnership may from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair value adjustment of the fixed rate debt instruments on the Operating Partnership’s properties was a net premium of $4.2 million and $6.2 million at June 30, 2015 and December 31, 2014, respectively.
Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from December 2015 through May 2019 and carry interest rates ranging from 3.43% to 5.94%.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
June 30, 2015

Secured credit facilities. At June 30, 2015, the General Partner had borrowings against its fixed rate facilities of $566.3 million, of which $334.0 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of June 30, 2015, the fixed rate Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average fixed interest rate of 4.90%.
Variable Rate Debt
Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures March 2032. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 0.85% as of June 30, 2015.
Secured credit facilities. At June 30, 2015, the General Partner had borrowings against its variable rate facilities of $249.4 million, of which $177.5 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of June 30, 2015, the variable rate borrowings under the Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average floating interest rate of 1.88%.
The aggregate maturities of the Operating Partnership’s secured debt due during each of the next five calendar years subsequent to June 30, 2015 are as follows (dollars in thousands):

	Fixed		Variable
Year	Mortgage Notes Payable	Secured Credit Facilities	Tax-Exempt Secured Notes Payable	Secured Credit Facilities	Total
2015	$188,759	$184	$—	$—	$188,943
2016	131,946	385	—	—	132,331
2017	1,630	15,640	—	6,566	23,836
2018	1,685	111,256	—	81,559	194,500
2019	50,036	123,095	—	—	173,131
Thereafter	—	83,442	27,000	89,384	199,826
Total	$374,056	$334,002	$27,000	$177,509	$912,567
Guarantor on Unsecured Debt
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $900 million, $250 million of term notes due June 2018, $100 million of term notes due June 2018, $300 million of medium-term notes due June 2018, $300 million of medium-term notes due October 2020, $400 million of medium-term notes due January 2022, and $300 million of medium-term notes due July 2024. As of June 30, 2015 and December 31, 2014, the outstanding balance under the unsecured revolving credit facility was $457.0 million and $152.5 million, respectively.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
June 30, 2015

5. RELATED PARTY TRANSACTIONS
Advances (To)/From the General Partner
The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had net Advances (to)/from General Partner of $3.0 million and $13.6 million at June 30, 2015 and December 31, 2014, respectively, which are reflected as increases of capital on the Consolidated Balance Sheets.
Allocation of General and Administrative Expenses
The General Partner provides various general and administrative and other overhead services for the Operating Partnership including legal assistance, acquisitions analysis, marketing and advertising, and allocates these expenses to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on its pro-rata portion of UDR’s total apartment homes. The general and administrative expenses allocated to the Operating Partnership by UDR were $5.7 million and $7.2 million during the three months ended June 30, 2015 and 2014, respectively, and $9.9 million and $13.9 million during the six months ended June 30, 2015 and 2014, respectively, and are included in General and administrative on the Consolidated Statements of Operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.
During the three months ended June 30, 2015 and 2014, the Operating Partnership incurred $4.3 million and $3.1 million, respectively, and during the six months ended June 30, 2015 and 2014 incurred $8.6 million and $6.2 million, respectively, of related party management fees related to a management agreement entered into in 2011 with wholly-owned subsidiaries of UDR's taxable REIT subsidiaries ("TRS"). (See further discussion in paragraph below.) These related party management fees are initially recorded in General and administrative on the Consolidated Statements of Operations, and a portion related to management fees charged by UDR's TRS is reclassified to Property management on the Consolidated Statements of Operations. (See further discussion below.)
Management Fee
In 2011, the Operating Partnership entered into a management agreement with wholly owned subsidiaries of UDR's TRSs. Under the management agreement, the Operating Partnership is charged a management fee equal to 2.75% of gross rental revenues, which is classified in Property management on the Consolidated Statements of Operations.
Notes Payable to General Partner
As of June 30, 2015 and December 31, 2014, the Operating Partnership had $88.7 million of unsecured notes payable to the General Partner at annual interest rates between 5.18% and 5.34%. Certain limited partners of the Operating Partnership have provided guarantees related to these notes payable. The guarantees were provided by the limited partners in conjunction with their contribution of properties to the Operating Partnership. The notes mature on August 31, 2021 and December 31, 2023 and interest payments are made monthly. The Operating Partnership recognized interest expense on the notes payable of $1.2 million and $1.2 million during the three months ended June 30, 2015 and 2014, respectively and $2.3 million and $2.3 million during the six months ended June 30, 2015 and 2014, respectively.

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
June 30, 2015

•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of June 30, 2015 and December 31, 2014 are summarized as follows (dollars in thousands):

			Fair Value at June 30, 2015, Using
	Total Carrying Amount in Statement of Financial Position at June 30, 2015	Fair Value Estimate at June 30, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Derivatives - Interest rate contracts (a)	$7	$7	$—	$7	$—
Total assets	$7	$7	$—	$7	$—

Derivatives - Interest rate contracts (a)	$436	$436	$—	$436	$—
Secured debt instruments - fixed rate: (b)
Mortgage notes payable	374,056	384,909	—	—	384,909
Fannie Mae credit facilities	334,002	349,634	—	—	349,634
Secured debt instruments - variable rate: (b)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Fannie Mae credit facilities	177,509	177,509	—	—	177,509
Total liabilities	$913,003	$939,488	$—	$436	$939,052

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
June 30, 2015

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
Although the General Partner, on behalf of the Operating Partnership, has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2015 and December 31, 2014, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
June 30, 2015

Financial Instruments Not Carried at Fair Value
As of June 30, 2015, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Operating Partnership using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Operating Partnership recorded no gain or loss from ineffectiveness during the three and six months ended June 30, 2015, and 2014.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
June 30, 2015

Amounts reported in Accumulated other comprehensive income/(loss), net related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is allocated to the Operating Partnership. Through June 30, 2016, we estimate that an additional $440,000 will be reclassified as an increase to interest expense.
As of June 30, 2015, the Operating Partnership had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	1	$46,357
Interest rate caps	1	$143,508
Derivatives not designated as hedges are not speculative and are used to manage the Operating Partnership’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in no adjustment to earnings for the three and six months ended June 30, 2015 and 2014.
As of June 30, 2015, we had the following outstanding derivatives that were not designated as a hedges in a qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	2	$109,264
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Operating Partnership’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	Asset Derivatives (included in Other assets)		Liability Derivatives (included in Other liabilities)
	Fair Value at:		Fair Value at:
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate products	$4	$37	$436	$918

Derivatives not designated as hedging instruments:
Interest rate products	$3	$2	$—	$—

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
June 30, 2015

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Unrealized holding gain/(loss) Recognized in OCI (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Interest expense (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2015	2014	2015	2014
Three Months Ended June 30,
Interest rate products	$(26)	$(140)	$(267)	$(573)

Six Months Ended June 30,
Interest rate products	$(77)	$(191)	$(553)	$(1,196)

	Gain/(Loss) Recognized in Interest income and other income/(expense), net
Derivatives Not Designated as Hedging Instruments	2015	2014
Three Months Ended June 30,
Interest rate products	$(22)	$—

Six Months Ended June 30,
Interest rate products	$(23)	$—
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
Certain of the General Partner’s agreements with its derivative counterparties contain provisions where if there is a change in the General Partner’s financial condition that materially changes the General Partner’s creditworthiness in an adverse manner, the General Partner may be required to fully collateralize its obligations under the derivative instrument. At June 30, 2015 and December 31, 2014, no cash collateral was posted or required to be posted by the General Partner or by a counterparty.
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
As of June 30, 2015, the fair value of derivatives in a net liability position that were allocated to the Operating Partnership, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
June 30, 2015

was $436,000. As of June 30, 2015, the General Partner has not posted any collateral related to these agreements. If the General Partner had breached any of these provisions at June 30, 2015, it would have been required to settle its obligations under the agreements at their termination value of $436,000.
The General Partner has elected not to offset derivative positions in the consolidated financial statements. The table below presents the effect on the Operating Partnership’s financial position had the General Partner made the election to offset its derivative positions as of June 30, 2015 and December 31, 2014:

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2015	$7	$—	$7	$—	$—	$7

December 31, 2014	$39	$—	$39	$—	$—	$39
(a) Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (b)	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Posted	Net Amount
June 30, 2015	$436	$—	$436	$—	$—	$436

December 31, 2014	$918	$—	$918	$—	$—	$918
(b) Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.
8. CAPITAL STRUCTURE
General Partnership Units
The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP Units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Limited Partnership Units. There were 110,883 General Partnership units outstanding at June 30, 2015 and December 31, 2014, all of which were held by UDR.
Limited Partnership Units
As of June 30, 2015 and December 31, 2014, there were 183,167,815 limited partnership units outstanding, of which 1,873,332 were Class A Limited Partnership Units. UDR owned 174,105,126, or 95.1% of, and 174,002,342, or 95.0% of, OP Units outstanding at June 30, 2015 and December 31, 2014, respectively, of which 121,661 were Class A Limited Partnership

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
June 30, 2015

Units. The remaining 9,062,689, or 4.9% of, and 9,165,473, or 5.0% of, OP Units outstanding, were held by non-affiliated partners at June 30, 2015 and December 31, 2014, respectively, of which 1,751,671 were Class A Limited Partnership Units.
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
The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $290.3 million and $282.5 million as of June 30, 2015 and December 31, 2014, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.
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
9. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Operating Partnership’s real estate commitments at June 30, 2015 (dollars in thousands):

	Number of Properties	Costs Incurred to Date (a)	Expected Costs to Complete (unaudited)
Real estate communities — redevelopment	1	4,854	10,146

(a)	Costs incurred to date include $1.3 million of accrued fixed assets for redevelopment.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
June 30, 2015

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
The Operating Partnership’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•
Same-Store Communities represent those communities acquired, developed, and stabilized prior to April 1, 2014 for quarter-to-date comparison and January 1, 2014 for year-to-date comparison and held as of June 30, 2015. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the three and six months ended June 30, 2015 and 2014.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
June 30, 2015

The following table details rental income and NOI from continuing and discontinued operations for the Operating Partnership’s reportable segments for the three and six months ended June 30, 2015 and 2014, and reconciles NOI to Net income/(loss) attributable to OP unitholders in the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, (a)		June 30, (b)
	2015	2014	2015	2014
Reportable apartment home segment rental income
Same-Store Communities
West Region	$48,175	$44,544	$95,082	$87,916
Mid-Atlantic Region	17,613	17,364	34,862	34,610
Southeast Region	11,870	11,254	23,549	22,385
Northeast Region	15,497	14,658	30,570	28,925
Southwest Region	6,868	6,653	13,605	13,206
Non-Mature Communities/Other	13,135	10,369	25,585	20,170
Total consolidated rental income	$113,158	$104,842	$223,253	$207,212
Reportable apartment home segment NOI
Same-Store Communities
West Region	$36,447	$32,487	$71,094	$63,958
Mid-Atlantic Region	11,894	11,900	23,360	23,466
Southeast Region	7,938	7,503	15,648	14,959
Northeast Region	12,074	11,415	23,647	22,053
Southwest Region	4,361	4,168	8,574	8,386
Non-Mature Communities/Other	9,569	7,495	18,075	14,563
Total consolidated NOI	82,283	74,968	160,398	147,385
Reconciling items:
Property management	(3,112)	(2,883)	(6,139)	(5,698)
Other operating expenses	(1,496)	(1,451)	(2,986)	(2,887)
Real estate depreciation and amortization	(44,100)	(44,697)	(88,578)	(88,968)
General and administrative	(7,032)	(7,459)	(12,671)	(14,429)
Casualty-related recoveries/(charges), net	(280)	—	(873)	(500)
Interest expense	(10,908)	(10,159)	(21,679)	(20,173)
Gain/(loss) on sale of real estate owned	32,375	16,285	56,998	40,687
Net (income)/loss attributable to noncontrolling interests	(347)	(178)	(741)	(458)
Net income/(loss) attributable to OP unitholders	$47,383	$24,426	$83,729	$54,959

(a)	Same-Store Community population consisted of 18,969 apartment homes.

(b)	Same-Store Community population consisted of 18,969 apartment homes

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
June 30, 2015

The following table details the assets of the Operating Partnership’s reportable segments as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
Reportable apartment home segment assets
Same-Store Communities
West Region	$1,670,364	$1,658,042
Mid-Atlantic Region	716,152	713,093
Southeast Region	335,662	333,428
Northeast Region	780,235	777,376
Southwest Region	230,330	228,996
Non-Mature Communities/Other	506,252	527,835
Total assets	4,238,995	4,238,770
Accumulated depreciation	(1,474,834)	(1,403,303)
Total assets - net book value	2,764,161	2,835,467
Reconciling items:
Cash and cash equivalents	164	502
Restricted cash	14,456	13,811
Deferred financing costs, net	3,707	4,475
Other assets	23,090	24,029
Total consolidated assets	$2,805,578	$2,878,284
Capital expenditures related to the Operating Partnership’s Same-Store Communities totaled $12.5 million and $7.3 million for the three months ended June 30, 2015 and 2014, respectively, and $20.3 million and $11.2 million for the six months ended June 30, 2015 and 2014, respectively. Capital expenditures related to the Operating Partnership’s Non-Mature Communities/Other totaled $0.7 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively, and $1.2 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively.
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
At June 30, 2015, our consolidated real estate portfolio included 136 communities in 10 states plus the District of Columbia totaling 39,404 apartment homes. In addition, we had an ownership interest in 28 communities with 6,696 apartment homes through unconsolidated operating communities. The Same-Store Community apartment home population for the three and six months ended June 30, 2015 was 35,250.

The following table summarizes our market information by major geographic markets as of and for the three and six months ended June 30, 2015.

					Three Months Ended		Six Months Ended
		June 30, 2015			June 30, 2015		June 30, 2015
	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Monthly Income per Occupied Home (a)	Average Physical Occupancy	Monthly Income per Occupied Home (a)
Same-Store Communities
West Region
Orange County, CA	11	3,757	9.1%	$769,573	95.9%	$1,899	96.0%	$1,883
San Francisco, CA	9	2,108	7.0%	593,577	97.1%	2,988	97.2%	2,939
Seattle, WA	9	1,727	5.4%	452,733	97.3%	1,836	97.3%	1,813
Los Angeles, CA	4	1,225	5.2%	441,230	95.6%	2,453	95.3%	2,423
Monterey Peninsula, CA	7	1,565	1.9%	163,047	97.5%	1,311	97.3%	1,288
Other Southern California	4	875	1.7%	142,239	96.5%	1,630	96.5%	1,619
Portland, OR	2	476	0.5%	46,187	97.5%	1,268	98.0%	1,247
Mid-Atlantic Region
Metropolitan D.C.	14	4,568	12.1%	1,022,480	96.8%	1,924	96.8%	1,908
Baltimore, MD	11	2,300	3.7%	310,840	97.3%	1,494	97.2%	1,485
Richmond, VA	4	1,358	1.7%	140,490	96.9%	1,236	96.4%	1,230
Norfolk, VA	4	846	0.6%	54,581	95.3%	1,077	95.0%	1,070
Other Mid-Atlantic	1	168	0.2%	13,029	95.9%	1,034	95.3%	1,022
Southeast Region
Tampa, FL	8	2,499	3.0%	254,369	97.1%	1,187	97.0%	1,177
Orlando, FL	9	2,500	2.5%	209,193	97.0%	1,098	96.8%	1,084
Nashville, TN	8	2,260	2.3%	193,384	97.3%	1,103	97.2%	1,094
Other Florida	1	636	1.0%	81,649	96.6%	1,427	96.7%	1,414
Northeast Region
New York, NY	3	1,205	9.0%	755,167	98.0%	3,805	98.0%	3,757
Boston, MA	4	1,179	3.9%	325,868	97.1%	2,316	96.5%	2,301
Southwest Region
Dallas, TX	8	2,725	3.5%	294,927	97.0%	1,181	97.1%	1,171
Austin, TX	4	1,273	1.8%	148,599	97.3%	1,345	97.1%	1,332
Total/Average Same-Store Communities	125	35,250	76.1%	6,413,162	96.9%	$1,703	96.8%	$1,686
Non-Mature, Commercial Properties & Other	11	4,154	22.8%	1,919,472
Total Real Estate Held for Investment	136	39,404	98.9%	8,332,634
Real Estate Under Development (b)	—	—	1.1%	92,645
Total Real Estate Owned	136	39,404	100.0%	8,425,279
Total Accumulated Depreciation				(2,557,949)
Total Real Estate Owned, Net of Accumulated Depreciation				$5,867,330

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.

(b)	The Company is currently developing one wholly-owned community with 516 apartment homes, of which none have been completed as of June 30, 2015.
We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to April 1, 2014 for quarter-to-date comparison and January 1, 2014 for year-to-date comparison and held as of June 30, 2015. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
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
In April 2012, the Company entered into a new equity distribution agreement, which was amended in July 2014, under which the Company may offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents. During the six months ended June 30, 2015, the Company sold 3,439,636 shares of common stock through this program for aggregate gross proceeds of approximately $111.0 million at a weighted average price per share of $32.29. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $2.2 million, were approximately $108.7 million, which were primarily used to fund the Company's development and redevelopment projects. As of June 30, 2015, we had 13.1 million shares of common stock available for future issuance under the April 2012 program.
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
As of June 30, 2015, we had approximately $191.4 million of secured debt maturing, inclusive of principal amortization, and no unsecured debt maturing, during the remainder of 2015.
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
Statements of Cash Flows
The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014.
Operating Activities
For the six months ended June 30, 2015, our Net cash provided by/(used in) operating activities was $217.0 million compared to $186.2 million for the comparable period in 2014. The increase in cash flow from operating activities is primarily due to improved operating income.
Investing Activities
For the six months ended June 30, 2015, Net cash provided by/(used in) investing activities was $(163.8) million compared to $(279.6) million for the comparable period in 2014. The change in investing activities reflects our strategy as it relates to our investments in unconsolidated joint ventures and partnerships, acquisitions, dispositions, capital expenditures, and development activities, all of which are discussed below and in further detail throughout this Report.
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
Dispositions

During the six months ended June 30, 2015, the Company sold three communities with a total of 812 apartment homes for gross proceeds of $109.9 million, resulting in net proceeds of $90.5 million and a total gain, net of tax, of $79.0 million. A portion of the sale proceeds were designated as a tax-deferred exchange related to a 2014 acquisition under Section 1031 of the Internal Revenue Code.
Capital Expenditures
We capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.
Total capital expenditures, which in aggregate include recurring capital expenditures and major renovations, of $48.8 million or $1,245 per stabilized home were spent on all of our communities, excluding development and commercial properties, for the six months ended June 30, 2015 as compared to $45.4 million or $1,129 per stabilized home for the comparable period in 2014.
The decrease in total capital expenditures was primarily due to:

•
a decrease in major renovations of 38.3% or $8.8 million. Major renovations of $14.1 million or $360 per home were spent for the six months ended June 30, 2015 as compared to $22.9 million or $569 per home for the comparable period in 2014. Major renovations for the six months ended June 30, 2015 were primarily attributable to the redevelopment of two wholly-owned communities with a combined budget of $113.0 million. As of June 30, 2015, one of the redevelopments was substantially complete and the other had $10.1 million of expected remaining expenditures.

This decrease was partially offset by:

•	an increase of 258.8% or $12.5 million in revenue-enhancing capital expenditures, such as kitchen and bath remodels and upgrades to common areas.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, non-stabilized communities, and commercial properties, for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,			Per Home
	(dollars in thousands)			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Turnover capital expenditures	$5,082	$5,465	(7.0)%	$130	$136	(4.4)%
Asset preservation expenditures	12,272	12,232	0.3%	313	304	3.0%
Total recurring capital expenditures	17,354	17,697	(1.9)%	443	440	0.7%
Revenue enhancing improvements	17,307	4,823	258.8%	442	120	268.3%
Major renovations	14,113	22,872	(38.3)%	360	569	(36.7)%
Total capital expenditures	$48,774	$45,392	7.5%	$1,245	$1,129	10.3%
Repair and maintenance expense	$14,918	$15,424	(3.3)%	$381	$384	(0.8)%
Average number of homes (a)	39,163	40,204	(2.6)%

(a)	Average number of homes is calculated based on the number of stabilized homes outstanding at the end of each month.
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
Consolidated Real Estate Under Development and Redevelopment
As of June 30, 2015, our development pipeline for one wholly-owned community totaled 516 homes, of which none have been completed, with a budget of $342.0 million, in which we have a carrying value of $92.6 million. The community is estimated to be completed during the first quarter of 2018.
As of June 30, 2015, the Company was redeveloping one community in San Francisco, California, which is expected to be completed in the first quarter of 2016. The redevelopment includes the renovation of building exteriors, corridors, and common area amenities and will not impact any apartment homes.
Unconsolidated Joint Ventures and Partnerships
The Company recognizes income or losses from our investments in unconsolidated joint ventures and partnerships consisting of our proportionate share of the net income or losses of the joint ventures and partnerships. In addition, we may earn fees for providing management services to the unconsolidated joint ventures and partnerships.

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of June 30, 2015 and December 31, 2014 (dollars in thousands):

Joint Venture	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at		UDR’s Ownership Interest
		June 30, 2015	June 30, 2015	June 30, 2015	December 31, 2014	June 30, 2015		December 31, 2014
Operating and development:
UDR/MetLife I	Various	4 land parcels	—	$14,181	$13,306	16.1%		15.7%
UDR/MetLife II	Various	21 operating communities	4,642	428,321	431,277	50.0%		50.0%
Other UDR/MetLife Development Joint Ventures		1 operating community;
		4 development communities (a);
	Various	1 land parcels	1,437	158,172	134,939	50.6%		50.6%
UDR/MetLife Vitruvian Park®	Addison, TX	3 operating communities
		6 land parcels	1,130	75,531	80,302	50.0%		50.0%
UDR/KFH	Washington, D.C.	3 operating communities	660	19,775	21,596	30.0%		30.0%
Texas (b)	Texas	—	—	—	(25,901)	—%		20.0%
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment				695,980	655,519

						Income from Investment
				Investment at		Three Months Ended June 30,		Six Months Ended June 30,
	Location	Rate	Years To Maturity	June 30, 2015	December 31, 2014	2015	2014	2015	2014
Participating loan investment:
Steele Creek	Denver, CO	6.5%	2.1	85,208	62,707	$1,352	$456	$2,506	$777

Preferred equity investment:
West Coast Development Joint Venture (c)	Various	6.5%	—	133,627	—	$(548)	$—	$(548)	$—
Total investment in and advances to unconsolidated joint ventures, net				$914,815	$718,226

(a)
The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes. As of June 30, 2015, no apartment homes had been completed in Other UDR/MetLife Development Joint Ventures.

(b) In January 2015, the eight communities held by the Texas Joint Venture were sold, generating net proceeds to UDR of $43.5 million. The Company recorded promote and disposition fee income of $9.6 million and a gain of $59.1 million (including $24.2 million of previously deferred gains) in connection with the sale.

(c) In May 2015, the Company entered into a joint venture agreement with real estate private equity firm, The Wolff Company (“Wolff”), and agreed to pay $136.3 million for a 48 percent interest in a portfolio of five communities that are currently under construction (the "West Coast Development Joint Venture"). As of June 30, 2015, the Company had funded $129.6 million of its investment and had a remaining commitment of $6.7 million. The communities are located in three of the Company’s core, coastal markets: Metro Seattle, Los Angeles and Orange County, CA. UDR earns a 6.5 percent preferred return on its investment through each individual community’s date of stabilization, defined as when a community reaches 80 percent occupancy for ninety consecutive days, while Wolff is allocated all operating income and expense during the pre-stabilization period. Upon stabilization, income and expense will be shared based on each partner’s ownership percentage. The Company will serve as property manager and be paid a management fee during the lease-up phase and subsequent operation of each of the communities. Wolff is the general partner of the joint venture and the developer of the communities.
The Company has a fixed price option to acquire Wolff’s remaining interest in each community beginning one year after completion. If the options are exercised for all five communities, the Company’s total price will be $597.4 million. In the event the Company does not exercise its options to purchase at least two communities, Wolff will be entitled to earn a contingent disposition fee equal to 6.5 percent return on its implied equity in the communities not acquired. Wolff is providing certain guaranties and there will be construction loans on all five communities. Once completed, the five communities will contain 1,533 homes.
The Company has concluded it does not control the joint venture and accounts for it under the equity method of accounting. The Company's recorded equity investment in the West Coast Development Joint Venture at June 30, 2015 of $133.6 million is inclusive of outside basis costs and our accrued but unpaid preferred return. During the three and six months ended June 30, 2015, the Company earned a preferred return of $1.0 million, offset by its share of the West Coast Development Joint Venture transaction expenses of $1.5 million.
The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions, development or operations.
We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decreases in the value of its investments in unconsolidated joint ventures or partnerships during the three and six months ended June 30, 2015 and 2014.
Financing Activities
For the six months ended June 30, 2015, our Net cash provided by/(used in) financing activities was $(65.5) million compared to $89.9 million for the comparable period of 2014.
The following significant financing activities occurred during the six months ended June 30, 2015:

•	repaid $325.2 million of 5.25% unsecured medium-term notes due January 2015;

•	sold 3,439,636 shares of common stock for aggregate gross proceeds of approximately $111.0 million at a weighted average price per share of $32.29;

•	net borrowings of $304.5 million under the Company’s $900.0 million unsecured revolving credit facility; and

•	paid distributions of $138.6 million to our common stockholders.

Credit Facilities
As of June 30, 2015, the Company had three secured credit facilities with Fannie Mae with an aggregate commitment of $815.7 million at June 30, 2015. The Fannie Mae credit facilities mature at various dates from May 2017 through July 2023 and bear interest at floating and fixed rates. At June 30, 2015, $566.3 million of the outstanding balance was fixed and had a weighted average interest rate of 5.12% and the remaining balance of $249.4 million had a weighted average variable interest rate of 1.63%.

As of June 30, 2015, the Company has a $900 million unsecured revolving credit facility that matures in December 2017. The credit facility has a six month extension option and contains an accordion feature that allows us to increase the facility to $1.45 billion. Based on the Company’s current credit rating, the credit facility carries an interest rate equal to LIBOR plus a spread of 100 basis points and a facility fee of 15 basis points. As of June 30, 2015, we had $457.0 million outstanding borrowings under the credit facility, leaving $443.0 million of unused capacity (excluding $2.3 million of letters of credit at June 30, 2015).

The Fannie Mae credit facilities and the bank unsecured revolving credit facility are subject to customary financial covenants and limitations, all of which we were in compliance with at June 30, 2015.
Derivative Instruments
As part of UDR’s overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. UDR’s derivative transactions used for interest rate risk management include interest rate swaps with indexes that relate to the pricing of specific debt instruments of UDR. We believe that we have appropriately controlled our interest rate risk through the use of derivative instruments to minimize any unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three and six months ended June 30, 2015 (see Note 10, Derivatives and Hedging Activity, in the Notes to the UDR Consolidated Financial Statements included in this Report).
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $867.4 million in variable rate debt that is not subject to interest rate swap contracts as of June 30, 2015. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the six months ended June 30, 2015 would increase by $4.4 million based on the average balance outstanding during the period.
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
Funds from Operations, Funds from Operations as Adjusted, and Adjusted Funds from Operations

Funds from Operations

Funds from operations (“FFO”) is defined as net income attributable to common stockholders (computed in accordance with GAAP), excluding impairment write-downs of depreciable real estate or of investments in non-consolidated investees that are driven by measurable decreases in the fair value of depreciable real estate held by the investee, gains or losses from sales of depreciable property, plus real estate depreciation and amortization, and after adjustments for noncontrolling interests, unconsolidated partnerships and joint ventures. This definition conforms with the National Association of Real Estate Investment Trust’s (“NAREIT”) definition issued in April 2002. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of a REIT’s operating performance. In the computation of FFO, diluted, if unvested restricted stock, stock options, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive; they are included in the diluted share count.

Activities of our taxable REIT subsidiaries (“TRS”) include development and land entitlement. From time to time, we develop and subsequently sell a TRS property which results in a short-term use of funds that produces a profit that differs from the traditional long-term investment in real estate for REITs. We believe that the inclusion of these TRS gains in FFO is consistent with the standards established by NAREIT as the short-term investment is incidental to our main business. TRS gains on sales, net of taxes, are defined as net sales proceeds less a tax provision and the gross investment basis of the asset before accumulated depreciation.

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

Funds from Operations as Adjusted

FFO as Adjusted ("FFO as Adjusted") is defined as FFO excluding the impact of acquisition-related costs and other non-comparable items including, but not limited to, prepayment costs/benefits associated with early debt retirement, gains on sales of marketable securities and TRS property, deferred tax valuation allowance increases and decreases, storm-related expenses and recoveries, severance costs and legal costs. Management believes that FFO as Adjusted is useful supplemental information regarding our operating performance as it provides a consistent comparison of our operating performance across time periods and allows investors to more easily compare our operating results with other REITs.

FFO as Adjusted is not intended to represent cash flow or liquidity for the period, and is only intended to provide an additional measure of our operating performance. We believe that Net income/(loss) attributable to common stockholders is the most directly comparable GAAP financial measure to FFO as Adjusted. However, other REITs may use different methodologies for calculating FFO as Adjusted or similar FFO measures and, accordingly, our FFO as Adjusted may not always be comparable to FFO as Adjusted or similar FFO measures calculated by other REITs. FFO as Adjusted should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or as an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.

Adjusted Funds from Operations

Adjusted FFO (“AFFO”) is a non-GAAP financial measure that management uses as a supplemental measure of our performance. AFFO is defined as FFO as Adjusted less recurring capital expenditures that are necessary to help preserve the value of and maintain functionality at our communities. Therefore, management considers AFFO a useful supplemental performance metric for investors as it is more indicative of the Company’s operational performance than FFO or FFO as Adjusted.

AFFO is not intended to represent cash flow or liquidity for the period, and is only intended to provide an additional measure of our operating performance. We believe that Net income/(loss) attributable to common stockholders is the most directly comparable GAAP financial measure to AFFO. Management believes that AFFO is a widely recognized measure of the operations of REITs, and presenting AFFO will enable investors to assess our performance in comparison to other REITs. However, other REITs may use different methodologies for calculating AFFO and, accordingly, our AFFO may not always be comparable to AFFO calculated by other REITs. AFFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or as an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFO as Adjusted, and AFFO for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income/(loss) attributable to common stockholders	$85,924	$29,076	$158,815	46,506
Real estate depreciation and amortization, including discontinued operations	90,344	88,876	179,121	177,409
Noncontrolling interests	3,029	1,079	5,624	1,730
Real estate depreciation and amortization on unconsolidated joint ventures	10,017	8,861	19,867	19,528
Net (gain)/loss on the sale of unconsolidated depreciable property			(59,073)	—
Net (gain)/loss on the sale of depreciable property, excluding TRS	(79,042)	(26,709)	(79,042)	(49,883)
Funds from operations (“FFO”) attributable to common stockholders and unitholders, basic	$110,272	$101,183	$225,312	$195,290
Distribution to preferred stockholders — Series E (Convertible)	931	931	1,862	1,862
FFO attributable to common stockholders and unitholders, diluted	$111,203	$102,114	$227,174	$197,152
FFO per common share and unit, basic	$0.41	$0.39	$0.85	$0.75
FFO per common share and unit, diluted	$0.41	$0.39	$0.84	$0.75
Weighted average number of common shares and OP Units outstanding — basic	266,974	259,571	266,489	259,533
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	271,931	264,543	271,448	264,444

Impact of adjustments to FFO:
Acquisition-related costs/(fees), including joint ventures	$1,544	$—	$1,743	$102
Cost/(benefit) associated with debt extinguishment and other	—	192	—	192
Texas Joint Venture promote and disposition fee income	—	—	(9,633)	—
Long-term incentive plan transition costs	1,008	—	1,862	—
(Gain)/loss on sale of land	—	—	—	(1,120)
Casualty-related (recoveries)/charges, net	843	—	1,839	500
	$3,395	$192	$(4,189)	$(326)

FFO as Adjusted attributable to common stockholders and unitholders, diluted	$114,598	$102,306	$222,985	$196,826

FFO as Adjusted per common share and unit, diluted	$0.42	$0.39	$0.82	$0.74

Recurring capital expenditures	(10,111)	(11,096)	(17,354)	(17,697)
AFFO attributable to common stockholders and unitholders	$104,487	$91,210	$205,631	$179,129

AFFO per common share and unit, diluted	$0.38	$0.34	$0.76	$0.68

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted average number of common shares and OP Units outstanding — basic	266,974	259,571	266,489	259,533
Weighted average number of OP Units outstanding	(9,125)	(9,316)	(9,145)	(9,317)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	257,849	250,255	257,344	250,216

Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	271,931	264,543	271,448	264,444
Weighted average number of OP Units outstanding	(9,125)	(9,316)	(9,145)	(9,317)
Weighted average number of Series E preferred shares outstanding (a)	—	(3,036)	(3,036)	(3,036)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	262,806	252,191	259,267	252,091
(a) Series E preferred shares are dilutive for purposes of calculating earnings per share for the three months ended June 30, 2015. For the six months ended June 30, 2015 and the three and six months ended June 30, 2014, the Series E preferred shares are anti-dilutive.
A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by/(used in) operating activities	$217,003	$186,213
Net cash provided by/(used in) investing activities	$(163,776)	$(279,574)
Net cash provided by/(used in) financing activities	$(65,461)	$89,928
Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, and includes the results of both continuing and discontinued operations for the periods presented.
Net Income/(Loss) Attributable to Common Stockholders
Net income/(loss) attributable to common stockholders was $85.9 million ($0.33 per diluted share) for the three months ended June 30, 2015 as compared to $29.1 million ($0.12 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•
gains (net of tax) of $79.0 million on the sale of three communities, located in Clearwater, Florida, Orlando, Florida, and Beaverton, Oregon, during the three months ended June 30, 2015, partially offset by recognized gains (net of tax) during the three months ended June 30, 2014 of $26.7 million on the sale of two communities in Tampa, Florida with 677 apartment homes;

•
an increase in total property NOI of $10.0 million primarily due to higher occupancy and higher revenue per occupied home, and NOI from the homes placed in service related to development and redevelopment projects completed in 2015 and 2014, partially offset by the disposition of communities in 2014.

Net income/(loss) attributable to common stockholders was $158.8 million ($0.61 per diluted share) for the six months ended June 30, 2015 as compared to $46.5 million ($0.18 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•
gains (net of tax) of $79.0 million on the sale of three communities, located in Clearwater, Florida, Orlando, Florida, and Beaverton, Oregon, during the six months end June 30, 2015, partially offset by recognized gains (net of tax) during the six months ended June 30, 2014 of $51.0 million on the sale of one operating property and an adjacent parcel of land in San Diego, CA and the sale of two communities in Tampa, Florida with 677 apartment homes;

•
income from unconsolidated entities of $58.6 million, which includes a gain of $59.1 million (including $24.2 million of previously deferred gains) in connection with the sale of the eight communities held by the Texas Joint Venture; and

•
an increase in total property NOI primarily of $21.5 million due to higher occupancy and higher revenue per occupied home, and NOI from the homes placed in service related to development and redevelopment projects completed in 2015 and 2014, partially offset by the disposition of communities in 2014.

Apartment Community Operations
Our net income results are primarily from NOI generated from the operation of our apartment communities.
The following table summarizes the operating performance of our total property NOI (which includes discontinued operations) for each of the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, (a)				June 30, (b)
	2015	2014	% Change		2015	2014	% Change
Same-Store Communities:
Same-store rental income	174,521	165,628	5.4%		345,229	328,059	5.2%
Same-store operating expense (c)	(49,676)	(48,778)	1.8%		(100,064)	(97,983)	2.1%
Same-store NOI	124,845	116,850	6.8%		245,165	230,076	6.6%

Non-Mature Communities/Other NOI:
Acquired communities NOI	1,427	—	N/A		2,681	—	N/A
Sold or held for disposition communities NOI	1,335	6,813	(80.4)%		3,180	13,223	(76.0)%
Developed communities NOI	6,081	2,471	146.1%		11,176	3,334	235.2%
Redeveloped communities NOI	12,825	10,436	22.9%		25,436	20,293	25.3%
Commercial NOI and other	3,919	3,822	2.5%		6,369	5,590	13.9%
Total non-mature communities/other NOI	25,587	23,542	8.7%	—	48,842	42,440	15.1%

Total Property NOI	$150,432	$140,392	7.2%		$294,007	$272,516	7.9%

(a)	Same-Store Community population consisted of 35,250 apartment homes.

(b)	Same-Store Community population consisted of 35,250 apartment homes.

(c)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of total property NOI to Net income/(loss) attributable to UDR, Inc. as reflected, for both continuing and discontinued operations, for each of the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total property NOI	$150,432	$140,392	$294,007	$272,516
Joint venture management and other fees	3,098	2,747	15,804	6,434
Property management	(5,851)	(5,529)	(11,545)	(10,875)
Other operating expenses	(1,769)	(2,171)	(3,535)	(4,106)
Real estate depreciation and amortization	(90,344)	(88,876)	(179,121)	(177,409)
General and administrative	(13,721)	(12,530)	(25,873)	(24,524)
Casualty-related recoveries/(charges), net	(843)	—	(1,839)	(500)
Other depreciation and amortization	(1,700)	(1,193)	(3,323)	(2,273)
Income/(loss) from unconsolidated entities	(573)	(428)	58,586	(3,993)
Interest expense	(29,673)	(31,691)	(58,473)	(64,575)
Interest income and other income/(expense), net	382	1,426	742	2,841
Tax benefit/(expense), net	1,404	2,230	1,829	5,559
Gain/(loss) on sale of real estate owned, net of tax	79,042	26,709	79,042	51,003
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership	(3,029)	(1,077)	(5,617)	(1,724)
Net (income)/loss attributable to noncontrolling interests	—	(2)	(7)	(6)
Net income/(loss) attributable to UDR, Inc.	$86,855	$30,007	$160,677	$48,368
Same-Store Communities
Our Same-Store Community properties (those acquired, developed, and stabilized prior to April 1, 2014 for quarter-to-date comparison and January 1, 2014 for year-to-date comparison and held as of June 30, 2015) consisted of 35,250 apartment homes for both periods and provided 83.0% and 83.4% of our total NOI for the three and six months ended June 30, 2015, respectively.
Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014
NOI for our Same-Store Community properties increased 6.8% or $8.0 million for the three months ended June 30, 2015 compared to the same period in 2014. The increase in property NOI was attributable to a 5.4% or $8.9 million increase in property rental income, which was partially offset by a 1.8% or $0.9 million increase in operating expenses. The increase in property income was primarily driven by a 4.6% or $7.3 million increase in rental rates and a 6.5% or $0.8 million increase in reimbursement and fee income. Physical occupancy increased 0.1% to 96.9% and total monthly income per occupied home increased 5.3% to $1,703.
The increase in operating expenses was primarily driven by a 2.4% or $0.4 million increase in real estate taxes, a 3.0% or $0.3 million increase in personnel costs, and a 3.5% or $0.3 million increase in utilities expense.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 71.5% for the three months ended June 30, 2015 as compared to 70.5% for the comparable period in 2014.

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014
NOI for our Same-Store Community properties increased 6.6% or $15.1 million for the six months ended June 30, 2015 compared to the same period in 2014. The increase in property NOI was attributable to a 5.2% or $17.2 million increase in property rental income, which was partially offset by a 2.1% or $2.1 million increase in operating expenses. The increase in property income was primarily driven by a 4.3% or $13.5 million increase in rental rates and an 5.3% or $1.3 million increase in reimbursement and fee income. Physical occupancy increased 0.3% to 96.8% and total monthly income per occupied home increased 4.9% to $1,686.
The increase in operating expenses was primarily driven by a 2.8% or $0.9 million increase in real estate taxes, a 3.5% or $0.8 million increase in personnel costs, and a 3.1% or $0.5 million increase in utilities expense.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 71.0% for the six months ended June 30, 2015 as compared to 70.1% for the comparable period in 2014.
Non-Mature Communities/Other
UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped properties, and the non-apartment components of mixed use properties.
Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014
The remaining 17.0% or $25.6 million of our total NOI during the three months ended June 30, 2015 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 8.7% or $2.0 million for the three months ended June 30, 2015 as compared to the same period in 2014. The increase was primarily driven by an increase in NOI of $3.6 million and $2.4 million from developed and redeveloped communities, respectively, completed in 2014 and 2015 and an increase of $1.4 million from acquired communities, which was partially offset by a decrease in NOI of $5.5 million from communities sold in 2014 and 2015.
Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014
The remaining 16.6% or $48.8 million of our total NOI during the six months ended June 30, 2015 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 15.1% or $6.4 million for the six months ended June 30, 2015 as compared to the same period in 2014. The increase was primarily driven by an increase in NOI of $7.8 million and $5.1 million from developed and redeveloped communities, respectively, completed in 2014 and 2015 and an increase of $2.7 million from acquired communities, which was partially offset by a decrease in NOI of $10.0 million from communities sold in 2014 and 2015.
Real Estate Depreciation and Amortization
For the three months ended June 30, 2015, real estate depreciation and amortization increased 1.7% or $1.5 million as compared to the comparable period in 2014. The increase in depreciation and amortization for the three months ended June 30, 2015 was primarily due to homes delivered from our development and redevelopment communities, partially offset by a decrease from sold communities and fully depreciated assets.
During the six months ended June 30, 2015, real estate depreciation and amortization increased 1.0% or $1.7 million as compared to the comparable period in 2014. The increase in depreciation and amortization for the six months ended June 30, 2015 was primarily due to homes delivered from our development and redevelopment communities, partially offset by a decrease from sold communities and fully depreciated assets.

General and Administrative

For the three months ended June 30, 2015, general and administrative expense increased 9.5% or $1.2 million as compared to the comparable period in 2014. The increase in general and administrative expense for the three months ended June 30, 2015 was primarily due to an increase in stock based compensation expense for the long-term incentive plan and salary and benefit increases.

For the six months ended June 30, 2015, general and administrative expense increased 5.5% or $1.3 million as compared to the comparable period in 2014. The increase in general and administrative expense for the six months ended June 30, 2015 was primarily due to an increase in stock based compensation expense for the long-term incentive plan and salary and benefit increases.

Interest Expense
For the three months ended June 30, 2015, interest expense decreased by 6.4% or $2.0 million as compared to the comparable period in 2014. The decrease in interest expense for the three months ended June 30, 2015 was primarily due to the repayment of the $325.2 million medium term notes in January 2015, and the replacement of debt at lower rates.
For the six months ended June 30, 2015, interest expense decreased by 9.4% or $6.1 million as compared to the comparable period in 2014. The decrease in interest expense for the six months ended June 30, 2015 was primarily due to the repayment of the $325.2 million medium term notes in January 2015, and the replacement of debt at lower rates.

Gain/(Loss) on Sale of Real Estate Owned, Net of Tax
During the three months ended June 30, 2015, the Company recognized gains (net of tax) of $79.0 million on the sale of three communities, located in Clearwater, Florida, Orlando, Florida and Beaverton, Oregon, with 812 apartment homes. During the three months ended June 30, 2014, the Company recognized gains (net of tax) of $26.7 million on the sale of two communities in Tampa, Florida with 677 apartment homes.
During the six months ended June 30, 2015, the Company recognized gains (net of tax) of $79.0 million on the sale of three communities, located in Clearwater, Florida, Orlando, Florida and Beaverton, Oregon, with 812 apartment homes. During the six months ended June 30, 2014, the Company recognized gains (net of tax) of $51.0 million on the sale of one operating property and an adjacent parcel of land in San Diego, CA and the sale of two communities in Tampa, Florida with 677 apartment homes.

Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, the majority of our leases are for a term of fourteen months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and six months ended June 30, 2015.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.
United Dominion Realty, L.P.:
Business Overview
United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”) is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At June 30, 2015, the Operating Partnership’s real estate portfolio included 67 communities located in nine states and the District of Columbia with a total of 20,569 apartment homes.
As of June 30, 2015, UDR owned 110,883 units of our general limited partnership interests and 174,105,126 units of our limited partnership interests (the “OP Units”), or approximately 95.1% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this section to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries. In this section, we refer to the General Partner together with its consolidated subsidiaries (including us) and the General Partner’s consolidated joint ventures as “UDR” or the “General Partner.”
UDR is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in June 2003. At June 30, 2015, the General Partner’s consolidated real estate portfolio included 136 communities located in 10 states and the District of Columbia with a total of 39,404 apartment homes. In addition, the General Partner had an ownership interest in 28 communities with 6,696 completed apartment homes through unconsolidated operating communities.
The Operating Partnership’s same-store community apartment home population for the three and six months ended June 30, 2015 was 18,969.

The following table summarizes our market information by major geographic markets as of June 30, 2015:

					Three Months Ended		Six Months Ended
		June 30, 2015			June 30, 2015		June 30, 2015
Same-Store Communities	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Monthly Income per Occupied Home (a)	Average Physical Occupancy	Monthly Income per Occupied Home (a)
West Region
Orange County, CA	8	2,935	12.5%	$528,272	96.0%	$1,791	96.1%	$1,777
San Francisco, CA	8	1,881	11.8%	499,817	97.1%	2,809	97.2%	2,757
Seattle, WA	5	932	5.1%	214,521	97.4%	1,637	97.5%	1,619
Los Angeles, CA	2	344	2.6%	108,264	95.8%	2,289	96.0%	2,245
Monterey Peninsula, CA	7	1,565	3.8%	163,047	97.5%	1,310	97.3%	1,288
Other Southern California	3	635	2.6%	110,256	96.1%	1,728	96.1%	1,711
Portland, OR	2	476	1.1%	46,187	97.5%	1,268	98.0%	1,247
Mid-Atlantic Region
Metropolitan D.C.	7	2,378	13.3%	563,621	96.4%	1,945	96.4%	1,925
Baltimore, MD	5	994	3.6%	152,532	88.6%	1,605	88.6%	1,588
Southeast Region
Tampa, FL	3	1,154	2.8%	118,181	97.3%	1,235	97.1%	1,234
Nashville, TN	6	1,612	3.2%	135,831	97.4%	1,079	97.4%	1,068
Other Florida	1	636	1.9%	81,649	96.6%	1,428	96.7%	1,414
Northeast Region
New York, NY	2	996	14.1%	599,594	98.1%	3,681	98.1%	3,633
Boston, MA	2	833	4.3%	180,641	97.3%	1,937	96.6%	1,922
Southwest Region
Dallas, TX	2	1,348	4.5%	190,697	96.4%	1,439	96.4%	1,426
Austin, TX	1	250	0.9%	39,633	96.9%	1,735	95.8%	1,727
Total/Average Same-Store Communities	64	18,969	88.1%	3,732,743	96.4%	$1,823	96.4%	$1,802
Non-Mature, Commercial Properties & Other	3	1,600	11.9%	506,252
Total Real Estate Owned	67	20,569	100.0%	4,238,995
Total Accumulated Depreciation				(1,474,834)
Total Real Estate Owned, Net of Accumulated Depreciation				$2,764,161

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.
Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to April 1, 2014 for quarter-to-date comparison and January 1, 2014 for year-to-date comparison and held as of June 30, 2015. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
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
As of June 30, 2015, the Operating Partnership had approximately $188.9 million of principal payments on secured debt maturing during the remainder of 2015. We anticipate that we will repay that debt with operating cash flows or proceeds from borrowings allocated to us under our General Partner’s credit agreements. The repayment of debt will be recorded as an offset to the Advances (to)/from General Partner.
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

Statements of Cash Flows
The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014.
Operating Activities
For the six months ended June 30, 2015, Net cash provided by/(used in) operating activities was $115.3 million compared to $103.4 million for the comparable period in 2014. The increase in net cash flow from operating activities was primarily due to improved operating income.
Investing Activities
For the six months ended June 30, 2015, Net cash provided by/(used in) investing activities was $(5.5) million compared to $(2.6) million for the comparable period in 2014. The change was primarily due to a decrease in proceeds from dispositions partially offset by lower expenditures on development. Changes in the level of investment activities from period to period reflect our strategy as it relates to development activities, capital expenditures, and dispositions.
Disposition of Investments

During the six months ended June 30, 2015, the Operating Partnership sold one community with a total of 240 apartment homes for gross proceeds of $45.3 million, resulting in net proceeds of $27.7 million and a total gain, net of tax, of $32.4 million.
Real Estate Under Development and Redevelopment
At June 30, 2015, the Operating Partnership was redeveloping one community in San Francisco, California, which is expected to be completed in the first quarter of 2016. The redevelopment includes the renovation of building exteriors, corridors, and common area amenities and will not impact any apartment homes.
Financing Activities
For the six months ended June 30, 2015, our Net cash provided by/(used in) financing activities was $(110.1) million compared to $(101.5) million for the comparable period of 2014. The increase in cash used in financing activities was primarily due to an increase in advances to the General Partner.
Credit Facilities
As of June 30, 2015, an aggregate commitment of $511.5 million of the General Partner's secured credit facilities with Fannie Mae was allocated to the Operating Partnership based on the ownership of the assets securing the debt. The entire commitment was outstanding at June 30, 2015. The Fannie Mae credit facilities mature at various dates from May 2017 through July 2023 and bear interest at floating and fixed rates. At June 30, 2015, $334.0 million of the outstanding balance was fixed at a weighted average interest rate of 4.90% and the remaining balance of $177.5 million on these facilities had a weighted average variable interest rate of 1.88%.
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $900 million, $250 million of term notes due June 2018, $100 million of term notes due June 2018, $300 million of medium-term notes due June 2018, $300 million of medium-term notes due October 2020, $400 million of medium-term notes due January 2022, and $300 million of medium-term notes due July 2024. As of June 30, 2015 and December 31, 2014, the outstanding balance under the unsecured revolving credit facility was $457.0 million and $152.5 million, respectively.
The credit facilities are subject to customary financial covenants and limitations.
Derivative Instruments
As part of our General Partner’s overall interest rate risk management strategy, our General Partner uses derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. Our General Partner’s derivative transactions used for interest rate risk management include interest rate swaps with indexes that relate to the pricing of specific debt instruments of our General Partner that are allocated to the Operating Partnership. The General

Partner believes that we have appropriately controlled our interest rate risk through the use of derivative instruments (allocated to the Operating Partnership based on the General Partner’s underlying debt instruments allocated to the Operating Partnership) to minimize any unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three and six months ended June 30, 2015 (see Note 7, Derivatives and Hedging Activity, in the Notes to the Operating Partnership’s Consolidated Financial Statements included in this Report).
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $204.5 million in variable rate debt that is not subject to interest rate swap contracts as of June 30, 2015. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the six months ended June 30, 2015 would increase by $1.0 million based on the average balance outstanding during the period.
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
Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, and includes the results of both continuing and discontinued operations for the periods presented.
Net Income/(Loss) Attributable to OP Unitholders
Net income attributable to OP unitholders was $47.4 million ($0.26 per diluted OP Unit) for the three months ended June 30, 2015 as compared to net income of $24.4 million ($0.13 per diluted OP Unit) for the comparable period in the prior year. The increase in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•
gains (net of tax) of $32.4 million on the sale of one community, located in Beaverton, Oregon, during the three months ended June 30, 2015, partially offset by recognized gains (net of tax) during the three months ended June 30, 2014 of $16.3 million on the sale of one community in Tampa, Florida; and

•
an increase of $7.3 million in total property NOI primarily due to higher occupancy and higher revenue per occupied home, and NOI from the homes placed in service related to development and redevelopment projects completed in 2015 and 2014.

Net income attributable to OP unitholders was $83.7 million ($0.46 per diluted OP Unit) for the six months ended June 30, 2015 as compared to net income of $55.0 million ($0.30 per diluted OP Unit) for the comparable period in the prior year. The increase in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•
gains (net of tax) of $32.4 million on the sale of one community, located in Beaverton, Oregon, and the recognition of $24.6 million in deferred gains during the six months ended June 30, 2015, partially offset by recognized gains (net of tax) during the six months ended June 30, 2014 of $40.7 million on the sale of one operating property and an adjacent parcel of land in San Diego, CA and the sale of one community in Tampa, Florida; and

•
an increase of $13.0 million in total property NOI primarily due to higher occupancy and higher revenue per occupied home, and NOI from the homes placed in service related to development and redevelopment projects completed in 2015 and 2014.

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
The following table summarizes the operating performance of our total portfolio (which includes discontinued operations) for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30, (a)			June 30, (b)
	2015	2014	% Change	2015	2014	% Change
Same-Store Communities:
Same-store rental income	100,023	94,473	5.9%	197,668	187,042	5.7%
Same-store operating expense (c)	(27,309)	(27,000)	1.1%	(55,345)	(54,220)	2.1%
Same-store NOI	72,714	67,473	7.8%	142,323	132,822	7.2%

Non-Mature Communities/Other NOI:
Sold and held for sale communities NOI	614	606	1.3%	1,243	1,235	0.6%
Developed communities NOI	803	(70)	1,247.1%	1,143	(76)	1,603.9%
Redeveloped communities NOI	6,547	5,574	17.5%	13,070	10,615	23.1%
Commercial NOI and other	1,605	1,385	15.9%	2,619	2,789	(6.1)%
Total non-mature communities/other NOI	9,569	7,495	27.7%	18,075	14,563	24.1%

Total Property NOI	$82,283	$74,968	9.8%	$160,398	$147,385	8.8%

(a)	Same-Store Community population consisted of 18,969 apartment homes.

(b)	Same-Store Community population consisted of 18,969 apartment homes.

(c)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of total property NOI to Net income/(loss) attributable to OP unitholders as reflected, for both continuing and discontinued operations, for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total property NOI	$82,283	$74,968	$160,398	$147,385
Property management	(3,112)	(2,883)	(6,139)	(5,698)
Other operating expenses	(1,496)	(1,451)	(2,986)	(2,887)
Real estate depreciation and amortization	(44,100)	(44,697)	(88,578)	(88,968)
General and administrative	(7,032)	(7,459)	(12,671)	(14,429)
Casualty-related recoveries/(charges), net	(280)	—	(873)	(500)
Interest expense	(10,908)	(10,159)	(21,679)	(20,173)
Gain/(loss) on sale of real estate owned	32,375	16,285	56,998	40,687
Net (income)/loss attributable to noncontrolling interests	(347)	(178)	(741)	(458)
Net income/(loss) attributable to OP unitholders	$47,383	$24,426	$83,729	$54,959
Same-Store Communities
Our Same-Store Community properties (those acquired, developed, and stabilized prior to April 1, 2014 for quarter-to-date comparison and January 1, 2014 for year-to-date comparison and held as of June 30, 2015) consisted of 18,969 apartment homes for both periods and provided 88.4% and 88.7% of our total NOI for the three and six months ended June 30, 2015, respectively.
Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014
NOI for our Same-Store Community properties increased 7.8% or $5.2 million for the three months ended June 30, 2015 compared to the same period in 2014. The increase in property NOI was primarily attributable to a 5.9% or $5.6 million increase in property rental income, which was partially offset by a 1.1% or $0.3 million increase in operating expenses. The increase in revenues was primarily driven by a 5.3% or $4.7 million increase in rental rates, and a 6.4% or $0.4 million increase in fee and reimbursement income. Physical occupancy remained constant at 96.4% and total income per occupied home increased 5.9% to $1,823 for the three months ended June 30, 2015 compared to the same period in 2014.
The increase in property operating expenses was primarily driven by a 3.4% or $0.2 million increase in personnel cost and a 1.1% or $0.1 million increase in real estate tax expense compared to the same period in 2014.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 72.7% for the three months ended June 30, 2015 as compared to 71.4% for the comparable period in 2014.
Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014
NOI for our Same-Store Community properties increased 7.2% or $9.5 million for the six months ended June 30, 2015 compared to the same period in 2014. The increase in property NOI was primarily attributable to a 5.7% or $10.6 million increase in property rental income, which was partially offset by a 2.1% or $1.1 million increase in operating expenses. The increase in revenues was primarily driven by a 4.9% or $8.7 million increase in rental rates, and a 5.2% or $0.7 million increase in fee and reimbursement income. Physical occupancy increased 0.4% to 96.4% and total income per occupied home increased 5.2% to $1,802 for the six months ended June 30, 2015 compared to the same period in 2014.
The increase in property operating expenses was primarily driven by a 4.7% or $0.6 million increase in personnel cost and a 3.1% or $0.6 million increase in real estate tax expense compared to the same period in 2014.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 72.0% for the six months ended June 30, 2015 as compared to 71.0% for the comparable period in 2014.

Non-Mature Communities/Other
The Operating Partnership’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped properties, and the non-apartment components of mixed use properties.
Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014
The remaining 11.6% or $9.6 million of our total NOI during the three months ended June 30, 2015 was generated from our Non-Mature Communities. NOI from Non-Mature Communities/Other increased 27.7% or $2.1 million for the three months ended June 30, 2015 compared to the same period in 2014. The increase was primarily driven by a increase in NOI of $1.0 million and $0.9 million from redeveloped and development properties, respectively.
Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014
The remaining 11.3% or $18.1 million of our total NOI during the six months ended June 30, 2015 was generated from our Non-Mature Communities. NOI from Non-Mature Communities/Other increased 24.1% or $3.5 million for the six months ended June 30, 2015 compared to the same period in 2014. The increase was primarily driven by an increase in NOI of $2.5 million and $1.2 million from redeveloped and development properties, respectively.
Real Estate Depreciation and Amortization
For the three and six months ended June 30, 2015, real estate depreciation and amortization on both continuing and discontinued operations decreased 1.3% or $0.6 million and 0.4% or $0.4 million, respectively, as compared to the comparable periods in 2014. The decrease in depreciation and amortization for the three and six months ended June 30, 2015 was primarily due to sold communities and fully depreciated assets partially offset by homes delivered from our development and redevelopment communities.

General and Administrative

For the three and six months ended June 30, 2015, general and administrative expense decreased 5.7% or $0.4 million and 12.2% or $1.8 million, respectively, as compared to the comparable periods in 2014. The decrease in general and administrative expense for the three and six months ended June 30, 2015 was due to declines in various expenses of the Operating Partnership.

Interest Expense

For the three and six months ended June 30, 2015, interest expense increased by 7.4% or $0.7 million and 7.5% or $1.5 million, respectively, as compared to the comparable periods in 2014. The increase in interest expense for the three and six months ended June 30, 2015 was primarily due to a lower portion of interest capitalized in 2015 as a result of completed developments.

Gain/(Loss) on Sale of Real Estate Owned

During the three months ended June 30, 2015, the Company sold one community in Beaverton, Oregon and recognized a $32.4 million gain on the sale of real estate. During the six months ended June 30, 2014, the Operating Partnership recognized $16.3 million of gains on the sale of one community in Tampa, Florida.

During the six months ended June 30, 2015, the Company sold one community in Beaverton, Oregon and recognized a $32.4 million gain on the sale of real estate and $24.6 million in deferred gains. During the three months ended June 30, 2014, the Operating Partnership recognized $40.7 million of gains on the sale of one operating property and an adjacent parcel of land in San Diego, CA and the sale of one community in Tampa, Florida.

Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and six months ended June 30, 2015.
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
See our Annual Report on Form 10-K for the year ended December 31, 2014 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of June 30, 2015, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.
There have not been any changes in either the Company’s or the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the second fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of either the Company or the Operating Partnership.

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

Property Ownership Through Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. We currently have 14 active joint ventures and partnerships, excluding our participating loan investment, with a total equity investment of $696.0 million. We could become engaged in a dispute with one or more of our joint venture partners which might affect our ability to operate a jointly-owned property. Moreover, joint venture partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, joint venture partners may have competing interests in our markets that could create conflicts of interest. Also, our joint venture partners might refuse to make capital contributions when due and we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners’ interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the joint venture (if we are the seller) or of the other partner’s interest in the joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process.
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
Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of June 30, 2015, UDR had approximately $867.4 million of variable rate indebtedness outstanding, which constitutes approximately 24.3% of total outstanding indebtedness as of such date. As of June 30, 2015, the Operating Partnership had approximately $204.5 million of variable rate indebtedness outstanding, which constitutes approximately 22.4% of total outstanding indebtedness to third parties as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of UDR’s common and preferred stock and debt securities.
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

During the three months ended June 30, 2015, we issued 102,250 shares of our common stock upon redemption of OP Units. Because these shares of common stock were issued to accredited investors in transactions not involving a public offering, the transactions were exempt from registration under the Securities Act of 1933 in accordance with Section 4(a)(2).
Repurchase of Equity Securities
In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended June 30, 2015.

Period	Total Number of Shares Purchased	Weighted Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510
April 1, 2015 through April 30, 2015	—	—	—	15,032,510
May 1, 2015 through May 31, 2015	—	—	—	15,032,510
June 1, 2015 through June 30, 2015	—	—	—	15,032,510
Balance as of June 30, 2015	9,967,490	$22.00	9,967,490	15,032,510

(a)
This number reflects the amount of shares that were available for purchase under our 10,000,000 share repurchase program authorized in February 2006 and our 15,000,000 share repurchase program authorized in January 2008.

During the three months ended June 30, 2015, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended June 30, 2015.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 through April 30, 2015	5,774	$33.73	N/A	N/A
May 1, 2015 through May 31, 2015	—	—	N/A	N/A
June 1, 2015 through June 30, 2015	588	32.03	N/A	N/A
Total	6,362	$33.57

(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.

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

UDR, Inc.
Date:	July 28, 2015	/s/ Mark A. Schumacher
Mark A. Schumacher Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)

United Dominion Realty, L.P.
		By:	UDR, Inc., its general partner

Date:	July 28, 2015	/s/ Mark A. Schumacher
Mark A. Schumacher Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1
Contribution Agreement by and among UDR, Inc., United Dominion Realty, L.P., Home Properties, L.P. and LSREF4 Lighthouse Acquisitions, LLC, dated June 22, 2015 (incorporated by reference to Exhibit 2.1 to UDR, Inc.’s and United Dominion Realty, L.P.’s Current Report on Form 8-K dated July 22, 2015 and filed with the SEC on June 22, 2015). (UDR, Inc. and United Dominion Realty, L.P. have omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the SEC copies of any of the omitted schedules and exhibits upon request by the SEC.)

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

101
XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended June 30, 2015, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., (vi) notes to consolidated financial statements of UDR, Inc., (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of comprehensive income/(loss) of United Dominion Realty, L.P., (x) consolidated statements of changes in capital of United Dominion Realty, L.P., (xi) consolidated statements of cash flows of United Dominion Realty, L.P., and (xii) notes to consolidated financial statements of United Dominion Realty, L.P.