Form 10-Q
period 2015-09-30
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2015-10-27
CIK 74208, 1018254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of October 26, 2015 was 262,015,237.

UDR, INC.
UNITED DOMINION REALTY, L.P.

EXPLANATORY NOTE
This Report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2015 of UDR, Inc., a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR, Inc. is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company,” “UDR” or “UDR, Inc.” refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including the Operating Partnership. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or the “OP” refer to United Dominion Realty, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership are referred to as the “OP Units” and the holders of the OP Units are referred to as “unitholders.” This combined Form 10-Q is being filed separately by UDR and the Operating Partnership.
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
As of September 30, 2015, UDR owned 110,883 units (100%) of the general partnership interests of the Operating Partnership and 174,114,516 units (approximately 95.1%) of the limited partnership interests of the Operating Partnership. UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are provided for each of UDR and the Operating Partnership.

UDR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$8,162,463	$8,205,627
Less: accumulated depreciation	(2,557,490)	(2,434,772)
Real estate held for investment, net	5,604,973	5,770,855
Real estate under development (net of accumulated depreciation of $0)	104,080	177,632
Real estate held for disposition (net of accumulated depreciation of $90,014 and $0)	116,420	—
Total real estate owned, net of accumulated depreciation	5,825,473	5,948,487
Cash and cash equivalents	1,321	15,224
Restricted cash	23,722	22,340
Deferred financing costs, net	20,206	22,686
Notes receivable, net	15,494	14,369
Investment in and advances to unconsolidated joint ventures, net	921,925	718,226
Other assets	114,589	105,202
Total assets	$6,922,730	$6,846,534

LIABILITIES AND EQUITY
Liabilities:
Secured debt	$1,346,992	$1,361,529
Unsecured debt	2,166,242	2,221,576
Real estate taxes payable	32,326	15,978
Accrued interest payable	23,577	34,215
Security deposits and prepaid rent	33,879	34,064
Distributions payable	75,937	69,460
Accounts payable, accrued expenses, and other liabilities	56,401	91,282
Total liabilities	3,735,354	3,828,104

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests in the Operating Partnership	312,158	282,480

Equity:
Preferred stock, no par value; 50,000,000 shares authorized:
8.00% Series E Cumulative Convertible; 2,796,903 and 2,803,812 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	46,457	46,571
Common stock, $0.01 par value; 350,000,000 shares authorized:
262,015,237 and 255,114,603 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	2,620	2,551
Additional paid-in capital	4,449,555	4,223,747
Distributions in excess of net income	(1,610,086)	(1,528,917)
Accumulated other comprehensive income/(loss), net	(14,187)	(8,855)
Total stockholders’ equity	2,874,359	2,735,097
Noncontrolling interests	859	853
Total equity	2,875,218	2,735,950
Total liabilities and equity	$6,922,730	$6,846,534
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES:
Rental income	$217,765	$203,587	$637,576	$598,898
Joint venture management and other fees	3,653	3,165	19,457	9,599
Total revenues	221,418	206,752	657,033	608,497
OPERATING EXPENSES:
Property operating and maintenance	39,478	39,086	113,922	112,646
Real estate taxes and insurance	24,722	24,697	76,082	73,844
Property management	5,988	5,598	17,533	16,470
Other operating expenses	2,639	2,009	6,174	6,097
Real estate depreciation and amortization	90,568	89,339	269,689	266,748
General and administrative	15,824	11,554	41,697	36,078
Casualty-related charges/(recoveries), net	541	—	2,380	500
Other depreciation and amortization	1,457	1,385	4,780	3,658
Total operating expenses	181,217	173,668	532,257	516,041
Operating income	40,201	33,084	124,776	92,456
Income/(loss) from unconsolidated entities	2,691	(939)	61,277	(4,932)
Interest expense	(30,232)	(33,087)	(88,705)	(97,662)
Interest income and other income/(expense), net	402	9,061	1,144	11,902
Income/(loss) before income taxes, discontinued operations, and gain/(loss) on sale of real estate owned	13,062	8,119	98,492	1,764
Tax benefit/(expense), net	633	2,492	2,462	8,011
Income/(loss) from continuing operations	13,695	10,611	100,954	9,775
Income/(loss) from discontinued operations, net of tax	—	79	—	10
Income/(loss) before gain/(loss) on sale of real estate owned	13,695	10,690	100,954	9,785
Gain/(loss) on sale of real estate owned, net of tax	—	31,302	79,042	82,305
Net income/(loss)	13,695	41,992	179,996	92,090
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership	(405)	(1,447)	(6,022)	(3,171)
Net (income)/loss attributable to noncontrolling interests	1	4	(6)	(2)
Net income/(loss) attributable to UDR, Inc.	13,291	40,549	173,968	88,917
Distributions to preferred stockholders — Series E (Convertible)	(930)	(931)	(2,792)	(2,793)
Net income/(loss) attributable to common stockholders	$12,361	$39,618	$171,176	$86,124
Income/(loss) per weighted average common share — basic:
Income/(loss) from continuing operations attributable to common stockholders	$0.05	$0.16	$0.66	$0.34
Income/(loss) from discontinued operations attributable to common stockholders	—	—	—	—
Net income/(loss) attributable to common stockholders	$0.05	$0.16	$0.66	$0.34

Income/(loss) per weighted average common share — diluted:
Income/(loss) from continuing operations attributable to common stockholders	$0.05	$0.16	$0.66	$0.34
Income/(loss) from discontinued operations attributable to common stockholders	—	—	—	—
Net income/(loss) attributable to common stockholders	$0.05	$0.16	$0.66	$0.34

Common distributions declared per share	0.2775	0.2600	$0.8325	0.7800
Weighted average number of common shares outstanding — basic	259,114	251,655	257,940	250,701
Weighted average number of common shares outstanding — diluted	261,207	253,732	260,020	252,675
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income/(loss)	$13,695	$41,992	$179,996	$92,090
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(5,707)	362	(7,072)	611
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	536	1,130	1,565	3,809
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	(5,171)	1,492	(5,507)	4,420
Comprehensive income/(loss)	8,524	43,484	174,489	96,510
Comprehensive (income)/loss attributable to noncontrolling interests	(230)	(1,500)	(5,853)	(3,336)
Comprehensive income/(loss) attributable to UDR, Inc.	$8,294	$41,984	$168,636	$93,174

See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Preferred Stock		Common Stock		Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss), net	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	2,803,812	$46,571	255,114,603	$2,551	$4,223,747	$(1,528,917)	$(8,855)	$853	$2,735,950
Net income/(loss) attributable to UDR, Inc.	—	—	—	—	—	173,968	—	—	173,968
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	6	6
Other comprehensive income/(loss)	—	—	—	—	—	—	(5,332)	—	(5,332)
Issuance/(forfeiture) of common and restricted shares, net	—	—	441,344	4	11,810	—	—	—	11,814
Issuance of common shares through public offering	—	—	6,339,636	63	210,068	—	—	—	210,131
Conversion of Series E Cumulative Convertible shares	(6,909)	(114)	7,480	—	114	—	—	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	—	—	112,174	2	3,816	—	—	—	3,818
Common stock distributions declared ($0.8325 per share)	—	—	—	—	—	(216,837)	—	—	(216,837)
Preferred stock distributions declared-Series E ($0.9966 per share)	—	—	—	—	—	(2,792)	—	—	(2,792)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	—	—	(35,508)	—	—	(35,508)
Balance at September 30, 2015	2,796,903	$46,457	262,015,237	$2,620	$4,449,555	$(1,610,086)	$(14,187)	$859	$2,875,218
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Operating Activities
Net income/(loss)	$179,996	$92,090
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	274,469	270,405
(Gain)/loss on sale of real estate owned, net of tax	(79,042)	(82,380)
Tax (benefit)/provision, net	(2,462)	(8,049)
(Income)/loss from unconsolidated entities	(61,277)	4,932
Casualty-related (recoveries)/charges, net	2,380	500
Other	17,839	19,952
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(10,026)	(5,870)
Increase/(decrease) in operating liabilities	(16,075)	(9,602)
Net cash provided by/(used in) operating activities	305,802	281,978

Investing Activities
Acquisition of real estate assets	—	(199,012)
Proceeds from sale of real estate investments, net	90,543	233,913
Development of real estate assets	(91,385)	(160,643)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(80,119)	(82,332)
Capital expenditures — non-real estate assets	(2,684)	(4,277)
Investment in unconsolidated joint ventures	(195,607)	(167,160)
Distributions received from unconsolidated joint ventures	53,185	17,884
Purchase deposits on pending acquisitions	(1,000)	(4,000)
(Issuance)/repayment of notes receivable	(1,125)	64,715
Net cash provided by/(used in) investing activities	(228,192)	(300,912)

Financing Activities
Payments on secured debt	(6,861)	(44,390)
Proceeds from the issuance of secured debt	—	5,502
Payments on unsecured debt	(325,429)	(312,500)
Proceeds from the issuance of unsecured debt	299,310	298,956
Net proceeds/(repayment) of revolving bank debt	(42,500)	160,000
Proceeds from the issuance of common shares through public offering	210,131	99,991
Distributions paid to redeemable noncontrolling interests	(7,761)	(7,419)
Distributions paid to preferred stockholders	(2,792)	(2,793)
Distributions paid to common stockholders	(210,458)	(189,742)
Other	(5,153)	(4,315)
Net cash provided by/(used in) financing activities	(91,513)	3,290
Net increase/(decrease) in cash and cash equivalents	(13,903)	(15,644)
Cash and cash equivalents, beginning of period	15,224	30,249
Cash and cash equivalents, end of period	1,321	14,605

	Nine Months Ended
	September 30,
	2015	2014
Supplemental Information:
Interest paid during the period, net of amounts capitalized	$101,618	$105,232

Non-cash transactions:
Acquisition of real estate	$24,067	$—
Fair value adjustment of debt acquired as part of acquisition of real estate	$1,363	$—
Conversion of Operating Partnership noncontrolling interest to common stock (112,174 shares in 2015 and 151,453 shares in 2014)	$3,818	$4,318
See accompanying notes to consolidated financial statements.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

1. CONSOLIDATION AND BASIS OF PRESENTATION
Consolidation and Basis of Presentation
UDR, Inc., collectively with our consolidated subsidiaries (“UDR,” the “Company,” “we,” “our,” or “us”), is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”). As of September 30, 2015, there were 183,278,698 units in the Operating Partnership outstanding, of which 174,225,399 units, or 95.1%, were owned by UDR and 9,053,299 units, or 4.9%, were owned by limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of September 30, 2015, and results of operations for the three and nine months ended September 30, 2015 and 2014 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2014 appearing in UDR’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2015.
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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, to revise the presentation of debt issuance costs. Under ASU 2015-03, entities will present debt issuance costs in their balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the deferred costs will continue to be included in interest expense. ASU 2015-03 does not directly address presentation or subsequent measurement of issuance costs related to line-of-credit arrangements. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that such costs may be presented as an asset and subsequently amortized over the term of the line-of-credit arrangement. The cumulative guidance, which is to be applied retrospectively to all prior periods, is effective for fiscal years beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. The Company does not expect ASU 2015-03 or ASU 2015-15 to have a significant effect on its consolidated financial statements.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015

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
Notes Receivable

The following table summarizes our notes receivable, net as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	Interest rate at	Balance outstanding
	September 30, 2015	September 30, 2015	December 31, 2014
Note due February 2017 (a)	10.00%	$12,994	$11,869
Note due July 2017 (b)	8.00%	2,500	2,500
Total notes receivable, net		$15,494	$14,369
(a) The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $13.0 million. During the nine months ended September 30, 2015, the Company loaned an additional $1.1 million. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015

amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (February 2017).
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
The Company recognized $0.4 million of interest income from notes receivable during the three months ended September 30, 2015 and 2014 and $1.1 million and $3.0 million during the nine months ended September 30, 2015 and 2014, respectively, none of which was related party interest income. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.
Comprehensive Income/(Loss)
Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and nine months ended September 30, 2015 and 2014, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to redeemable noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 10, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests was $(0.2) million and $0.1 million during the three months ended September 30, 2015 and 2014, respectively, and $(0.2) million and $0.2 million during the nine months ended September 30, 2015 and 2014, respectively.
Income Taxes
Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as taxable REIT subsidiaries (“TRS”).
Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of September 30, 2015, UDR’s net deferred tax asset was $10.5 million (net of a valuation allowance of less than $0.1 million), which is included in Other assets on the Consolidated Balance Sheets.
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
UDR had no material unrecognized tax benefit, accrued interest or penalties at September 30, 2015. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2011

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015

through 2014 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax benefit/(expense), net on the Consolidated Statements of Operations.
3. REAL ESTATE OWNED
Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. The Company had eight communities with a total of 1,755 apartment homes that met the criteria to be classified as held for disposition at September 30, 2015. The communities are located in Virginia Beach, Hampton and Yorktown, VA, Columbia, MD, Pinellas Park, FL, Orange County, CA, and Oxnard, CA. As of September 30, 2015, the Company owned and consolidated 136 communities in 10 states plus the District of Columbia totaling 39,405 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Land and land improvements	$1,840,823	$1,980,221
Depreciable property — held and used:
Building, improvements, and furniture, fixtures and equipment	6,321,640	6,225,406
Under development:
Land and land improvements	78,085	24,584
Building, improvements, and furniture, fixtures and equipment	25,995	153,048
Real estate held for disposition:
Land and land improvements	81,080	—
Building, improvements, and furniture, fixtures and equipment	125,354	—
Real estate owned	8,472,977	8,383,259
Accumulated depreciation	(2,647,504)	(2,434,772)
Real estate owned, net	$5,825,473	$5,948,487

In February 2015, the Company acquired an office building in Highlands Ranch, Colorado, for total consideration of approximately $24.0 million, which was comprised of assumed debt. The Company's corporate offices, as well as other leased office space, are located in the acquired building. The building consists of approximately 120,000 square feet. All existing leases were assumed by the Company at the time of acquisition.

During the nine months ended September 30, 2015, the Company sold three communities with a total of 812 apartment homes for gross proceeds of $109.9 million, resulting in net proceeds of $90.5 million and a total gain, net of tax, of $79.0 million. A portion of the sale proceeds were designated as a tax-deferred exchange related to a 2014 acquisition under Section 1031 of the Internal Revenue Code.

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, were $1.7 million and $1.7 million for the three months ended September 30, 2015 and 2014, respectively, and $5.5 million and $7.2 million for the nine months ended September 30, 2015 and 2014, respectively. Total interest capitalized was $3.6 million and $5.2 million for the three months ended September 30, 2015 and 2014, respectively, and $12.2 million and $15.4 million for the nine months ended September 30, 2015 and 2014, respectively. As each home in a

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015

capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion and depreciation commences over the estimated useful life.
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
In July 2014, the Company sold one operating property that was classified as held for sale prior to the adoption of ASU 2014-08 and, therefore, met the requirements to be reported as a discontinued operation. The sale of this property resulted in an immaterial gain (net of tax) of less than $0.1 million. The gain (net of tax) and operating results of the property for the three and nine months ended September 30, 2014 are included in Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations.
The following is a summary of income/(loss) from discontinued operations, net of tax for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Rental income	$—	$21	$—	$147
Rental expenses	—	11	—	225
Property management	—	1	—	4
Interest income and other (income)/expense, net	—	3	—	21
Income/(loss) attributable to disposed properties and assets held for sale	—	6	—	(103)
Net gain/(loss) on the sale of depreciable properties	—	75	—	75
Income tax benefit/(expense)	—	(2)	—	38
Income/(loss) from discontinued operations, net of tax	$—	$79	$—	$10

Income/(loss) from discontinued operations attributable to UDR, Inc.	$—	$73	$—	$6
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
SEPTEMBER 30, 2015

Unconsolidated Joint Ventures and Partnerships
The Company recognizes income or losses from our investments in unconsolidated joint ventures and partnerships consisting of our proportionate share of the net income or losses of the joint ventures and partnerships. In addition, we may earn fees for providing management services to the unconsolidated joint ventures and partnerships.
The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of September 30, 2015 and December 31, 2014 (dollars in thousands):

Joint Venture	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at		UDR’s Ownership Interest
		September 30, 2015	September 30, 2015	September 30, 2015	December 31, 2014	September 30, 2015		December 31, 2014
Operating and development:
UDR/MetLife I	Various	4 land parcels	—	$14,804	$13,306	16.4%		15.7%
UDR/MetLife II	Various	21 operating communities	4,642	425,963	431,277	50.0%		50.0%
Other UDR/MetLife Development Joint Ventures		1 operating community;
		4 development communities (a);
	Various	1 land parcel	1,437	163,961	134,939	50.6%		50.6%
UDR/MetLife Vitruvian Park®	Addison, TX	3 operating communities
		6 land parcels	1,130	73,618	80,302	50.0%		50.0%
UDR/KFH	Washington, D.C.	3 operating communities	660	18,308	21,596	30.0%		30.0%
Texas (b)	Texas	—	—	—	(25,901)	—%		20.0%
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment and preferred equity investment			695,980,000	696,654	655,519

						Income from Investment
				Investment at		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	Rate	Years To Maturity	September 30, 2015	December 31, 2014	2015	2014	2015	2014
Participating loan investment:
Steele Creek	Denver, CO	6.5%	1.8	89,498	62,707	$1,458	$642	$3,964	$1,419

Preferred equity investment:
West Coast Development Joint Venture (c)	Various	6.5%	—	135,773	—	$2,086	$—	$1,578	$—
Total investment in and advances to unconsolidated joint ventures, net				$921,925	$718,226

(a)
The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes. As of September 30, 2015, no apartment homes had been completed in Other UDR/MetLife Development Joint Ventures.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015

(b) In January 2015, the eight communities held by the Texas Joint Venture were sold, generating net proceeds to UDR of $43.5 million. The Company recorded promote and disposition fee income of $9.6 million and a gain of $59.1 million (including $24.2 million of previously deferred gains) in connection with the sale.
(c) In May 2015, the Company entered into a joint venture agreement with real estate private equity firm, The Wolff Company (“Wolff”), and agreed to pay $136.3 million for a 48 percent interest in a portfolio of five communities that are currently under construction (the "West Coast Development Joint Venture"). As of September 30, 2015, the Company had funded $129.6 million of its investment and had a remaining commitment of $6.7 million. The communities are located in three of the Company’s core, coastal markets: Metro Seattle, Los Angeles and Orange County, CA. UDR earns a 6.5 percent preferred return on its investment through each individual community’s date of stabilization, defined as when a community reaches 80 percent occupancy for ninety consecutive days, while Wolff is allocated all operating income and expense during the pre-stabilization period. Upon stabilization, income and expense will be shared based on each partner’s ownership percentage. The Company will serve as property manager and be paid a management fee during the lease-up phase and subsequent operation of each of the communities. Wolff is the general partner of the joint venture and the developer of the communities.
The Company has a fixed price option to acquire Wolff’s remaining interest in each community beginning one year after completion. If the options are exercised for all five communities, the Company’s total price will be $597.4 million. In the event the Company does not exercise its options to purchase at least two communities, Wolff will be entitled to earn a contingent disposition fee equal to 6.5 percent return on its implied equity in the communities not acquired. Wolff is providing certain guaranties and there are construction loans on all five communities. Once completed, the five communities will contain 1,533 homes.
The Company has concluded it does not control the joint venture and accounts for it under the equity method of accounting. The Company's recorded equity investment in the West Coast Development Joint Venture at September 30, 2015 of $135.8 million is inclusive of outside basis costs and our accrued but unpaid preferred return. During the three months ended September 30, 2015, the Company earned a preferred return of $2.1 million. During the nine months ended September 30, 2015, the Company earned a preferred return of $3.1 million, offset by its share of the West Coast Development Joint Venture transaction expenses of $1.5 million.
As of September 30, 2015 and December 31, 2014, the Company had deferred fees and deferred profit from the sale of properties to joint ventures or partnerships of $9.3 million and $28.5 million, respectively, which will be recognized through income over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.
The Company recognized management fees for our management of the joint ventures and partnerships of $3.3 million and $2.7 million for the three months ended September 30, 2015 and 2014, respectively, and $8.5 million and $8.3 million for the nine months ended September 30, 2015 and 2014, respectively. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.
The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.
We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decreases in the value of its investments in unconsolidated joint ventures or partnerships during the three and nine months ended September 30, 2015 and 2014.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015

Combined summary balance sheets relating to all of the unconsolidated joint ventures and partnerships (not just our proportionate share) are presented below as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Total real estate, net	$3,074,723	$2,941,803
Assets held for sale	—	216,196
Cash and cash equivalents	37,768	32,544
Other assets	44,259	28,707
Total assets	$3,156,750	$3,219,250

Amount due to UDR	$7,465	$2,997
Third party debt	1,586,380	1,504,477
Liabilities held for sale	—	229,706
Accounts payable and accrued liabilities	87,730	44,335
Total liabilities	1,681,575	1,781,515
Total equity	1,475,175	1,437,735
Total liabilities and equity	$3,156,750	$3,219,250

UDR’s investment in unconsolidated joint ventures	$921,925	$718,226
Combined summary financial information relating to all of the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share), is presented below for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total revenues	$55,948	$52,804	$165,944	$140,138
Property operating expenses	(21,981)	(19,837)	(63,692)	(52,197)
Real estate depreciation and amortization	(18,272)	(19,158)	(57,026)	(50,654)
Operating income/(loss)	15,695	13,809	45,226	37,287
Interest expense	(16,310)	(15,755)	(48,540)	(42,833)
Other income/(expense)	(182)	—	(190)	—
Income/(loss) from discontinued operations	(37)	(2,891)	182,452	(37,579)
Net income/(loss)	$(834)	$(4,837)	$178,948	$(43,125)
UDR income/(loss) from unconsolidated entities	$2,691	$(939)	$61,277	$(4,932)

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015

6. SECURED AND UNSECURED DEBT
The following is a summary of our secured and unsecured debt at September 30, 2015 and December 31, 2014 (dollars in thousands):

			Nine Months Ended
	Principal Outstanding		September 30, 2015
	September 30, 2015	December 31, 2014	Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$406,183	$401,210	5.51%	0.9	7
Fannie Mae credit facilities (b)	565,394	568,086	5.12%	3.3	21
Total fixed rate secured debt	971,577	969,296	5.28%	2.3	28
Variable Rate Debt
Mortgage notes payable	31,337	31,337	2.00%	1.3	1
Tax-exempt secured notes payable (c)	94,700	94,700	0.75%	7.4	2
Fannie Mae credit facilities (b)	249,378	266,196	1.65%	4.5	7
Total variable rate secured debt	375,415	392,233	1.45%	5.0	10
Total Secured Debt	1,346,992	1,361,529	4.21%	3.0	38

Unsecured Debt:
Commercial Banks
Borrowings outstanding under an unsecured credit facility due December 2017 (d) (g)	110,000	152,500	1.19%	2.2
Senior Unsecured Notes
5.25% Medium-Term Notes due January 2015 (net of discounts of $0 and $6, respectively) (e)	—	325,169	—%	—
5.25% Medium-Term Notes due January 2016	83,260	83,260	5.25%	0.3
6.21% Term Notes due July 2016	12,351	—	6.21%	0.8
4.25% Medium-Term Notes due June 2018 (net of discounts of $1,144 and $1,465, respectively) (g)	298,856	298,535	4.25%	2.7
1.70% Term Notes due June 2018 (g)	215,000	215,000	1.70%	2.7
1.53% Term Notes due June 2018 (g)	100,000	100,000	1.53%	2.7
1.35% Term Notes due June 2018 (g)	35,000	35,000	1.35%	2.7
3.70% Medium-Term Notes due October 2020 (net of discounts of $40 and $46, respectively) (g)	299,960	299,954	3.70%	5.0
4.63% Medium-Term Notes due January 2022 (net of discounts of $2,254 and $2,523, respectively) (g)	397,746	397,477	4.63%	6.3
3.75% Medium-Term Notes due July 2024 (net of discount of $912 and $990, respectively) (g)	299,088	299,010	3.75%	8.8
8.50% Debentures due September 2024	15,644	15,644	8.50%	9.0
4.00% Medium-Term Notes due October 2025 (net of discount of $688 and $0, respectively) (f) (g)	299,312	—	4.00%	10.0
Other	25	27	N/A	N/A
Total Unsecured Debt	2,166,242	2,221,576	3.72%	5.5
Total Debt	$3,513,234	$3,583,105	3.91%	4.5

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument. As of September 30, 2015, secured debt encumbered $2.3 billion or 26.6% of UDR’s total real estate owned based upon gross book value ($6.2 billion or 73.4% of UDR’s real estate owned based on gross book value is unencumbered).
(a) At September 30, 2015, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from December 2015 through May 2019 and carry interest rates ranging from 3.43% to 6.16%.
The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The Company had a reduction to interest expense based on the amortization of the fair market adjustment of debt assumed in the acquisition of properties of $1.3 million and $1.3 million during the three months ended September 30, 2015 and 2014, respectively, and $3.7 million and $3.8 million during the nine months ended September 30, 2015 and 2014, respectively. The unamortized fair market adjustment was a net premium of $4.4 million and $6.7 million at September 30, 2015 and December 31, 2014, respectively.
(b) UDR has three secured credit facilities with Fannie Mae with an aggregate commitment of $814.8 million at September 30, 2015. The Fannie Mae credit facilities mature at various dates from May 2017 through July 2023 and bear interest at floating and fixed rates. At September 30, 2015, $565.4 million of the outstanding balance was fixed and had a weighted average interest rate of 5.12% and the remaining balance of $249.4 million had a weighted average variable interest rate of 1.65%.
Further information related to these credit facilities is as follows (dollars in thousands):

	September 30, 2015	December 31, 2014
Borrowings outstanding	$814,772	$834,282
Weighted average borrowings during the period ended	825,311	835,873
Maximum daily borrowings during the period ended	834,003	837,564
Weighted average interest rate during the period ended	4.0%	4.1%
Weighted average interest rate at the end of the period	4.1%	4.0%
(c) The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature in August 2019 and March 2032. Interest on these notes is payable in monthly installments. The variable rate mortgage notes have interest rates of 0.75% and 0.76% as of September 30, 2015.

(d) As of September 30, 2015, the Company has a $900 million unsecured revolving credit facility that matures in December 2017. The credit facility has a six month extension option and contains an accordion feature that allows us to increase the facility to $1.45 billion. Based on the Company’s current credit rating, the credit facility carries an interest rate equal to LIBOR plus a spread of 100 basis points and a facility fee of 15 basis points.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015

The following is a summary of short-term bank borrowings under UDR’s revolving credit facility at September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Total revolving credit facility	$900,000	$900,000
Borrowings outstanding at end of period (1)	110,000	152,500
Weighted average daily borrowings during the period ended	409,215	291,761
Maximum daily borrowings during the period ended	541,500	625,000
Weighted average interest rate during the period ended	1.2%	1.2%
Interest rate at end of the period	1.2%	1.1%
(1) Excludes $2.3 million and $1.9 million of letters of credit at September 30, 2015 and December 31, 2014, respectively.

(e) Paid off at maturity with borrowings under the Company's $900 million unsecured revolving credit facility.

(f) On September 22, 2015, the Company issued $300 million of 4.00% senior unsecured medium-term notes due October 1, 2025. Interest is payable semi-annually beginning on April 1, 2016. The notes were priced at 99.770% of the principal amount at issuance and had a discount of $0.7 million at September 30, 2015. The Company used the net proceeds to pay down a portion of the borrowings outstanding on its $900 million unsecured credit facility and for general corporate purposes. The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $200 million of this debt issuance. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 4.55%.

(g) The Operating Partnership is a guarantor of this debt.

The aggregate maturities, including amortizing principal payments of unsecured and secured debt, of total debt for the next five calendar years subsequent to September 30, 2015 are as follows (dollars in thousands):

Year	Total Fixed Secured Debt	Total Variable Secured Debt	Total Secured Debt	Total Unsecured Debt (a)	Total Debt
2015	$187,916	$—	$187,916	$25	$187,941
2016	148,223	—	148,223	94,402	242,625
2017	177,882	96,337	274,219	110,000	384,219
2018	121,685	87,969	209,654	648,311	857,965
2019	245,871	67,700	313,571	—	313,571
Thereafter	90,000	123,409	213,409	1,313,504	1,526,913
Total	$971,577	$375,415	$1,346,992	$2,166,242	$3,513,234
(a) With the exception of the 1.35% Term Notes due June 2018 and the revolving credit facility which carry a variable interest rate, all unsecured debt carries fixed interest rates.
We were in compliance with the covenants of our debt instruments at September 30, 2015.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015

7. INCOME/(LOSS) PER SHARE
The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator for income/(loss) per share:
Income/(loss) from continuing operations	$13,695	$10,611	$100,954	$9,775
Gain/(loss) on sale of real estate owned, net of tax	—	31,302	79,042	82,305
(Income)/loss from continuing operations attributable to redeemable noncontrolling interests in the Operating Partnership	(405)	(1,441)	(6,022)	(3,167)
(Income)/loss from continuing operations attributable to noncontrolling interests	1	4	(6)	(2)
Income/(loss) from continuing operations attributable to UDR, Inc.	13,291	40,476	173,968	88,911
Distributions to preferred stockholders - Series E (Convertible)	(930)	(931)	(2,792)	(2,793)
Income/(loss) from continuing operations attributable to common stockholders	$12,361	$39,545	$171,176	$86,118

Income/(loss) from discontinued operations, net of tax	$—	$79	$—	$10
(Income)/loss from discontinued operations attributable to redeemable noncontrolling interests in the Operating Partnership	—	(6)	—	(4)
Income/(loss) from discontinued operations attributable to common stockholders	$—	$73	$—	$6

Net income/(loss) attributable to common stockholders	$12,361	$39,618	$171,176	$86,124

Denominator for income/(loss) per share:
Weighted average common shares outstanding	260,302	252,891	259,151	251,860
Non-vested restricted stock awards	(1,188)	(1,236)	(1,211)	(1,159)
Denominator for basic income/(loss) per share	259,114	251,655	257,940	250,701
Incremental shares issuable from assumed conversion of preferred stock, stock options, and unvested restricted stock	2,093	2,077	2,080	1,974
Denominator for diluted income/(loss) per share	261,207	253,732	260,020	252,675

Income/(loss) per weighted average common share-basic:
Income/(loss) from continuing operations attributable to common stockholders	$0.05	$0.16	$0.66	$0.34
Income/(loss) from discontinued operations attributable to common stockholders	—	—	—	—
Net income/(loss) attributable to common stockholders	$0.05	$0.16	$0.66	$0.34

Income/(loss) per weighted average common share-diluted:
Income/(loss) from continuing operations attributable to common stockholders	$0.05	$0.16	$0.66	$0.34
Income/(loss) from discontinued operations attributable to common stockholders	—	—	—	—
Net income/(loss) attributable to common stockholders	$0.05	$0.16	$0.66	$0.34
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015

The following table sets forth the additional shares of common stock outstanding by equity instrument if converted to common stock for each of the three and nine months ended September 30, 2015 and 2014 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
OP Units	9,061	9,189	9,117	9,274
Preferred stock	3,029	3,036	3,033	3,036
Stock options and unvested restricted stock	2,093	2,077	2,080	1,974
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
The following table sets forth redeemable noncontrolling interests in the Operating Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership, December 31, 2014	$282,480
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership	35,508
Conversion of OP Units to Common Stock	(3,818)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership	6,022
Distributions to redeemable noncontrolling interests in the Operating Partnership	(7,859)
Allocation of other comprehensive income/(loss)	(175)
Redeemable noncontrolling interests in the Operating Partnership, September 30, 2015	$312,158

The following sets forth net income/(loss) attributable to common stockholders and transfers from redeemable noncontrolling interests in the Operating Partnership for the following periods (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income/(loss) attributable to common stockholders	$12,361	$39,618	$171,176	$86,124
Conversion of OP Units to UDR Common stock	320	4,127	3,818	4,318
Change in equity from net income/(loss) attributable to common stockholders and conversion of OP Units to UDR Common Stock	$12,681	$43,745	$174,994	$90,442

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015

Noncontrolling Interests
Noncontrolling interests represent interests of unrelated partners in certain consolidated affiliates, and are presented as part of equity in the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was $1,000 and $4,000 during the three months ended September 30, 2015 and 2014, respectively, and $(6,000) and $(2,000) during the nine months ended September 30, 2015 and 2014, respectively.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of September 30, 2015 and December 31, 2014 are summarized as follows (dollars in thousands):

			Fair Value at September 30, 2015, Using
	Total Carrying Amount in Statement of Financial Position at September 30, 2015	Fair Value Estimate at September 30, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Notes receivable (a)	$15,494	$15,795	$—	$—	$15,795
Derivatives - Interest rate contracts (b)	6	6	—	6	—
Total assets	$15,500	$15,801	$—	$6	$15,795

Derivatives - Interest rate contracts (b)	$3,205	$3,205	$—	$3,205	$—
Secured debt instruments - fixed rate: (c)
Mortgage notes payable	406,183	416,287	—	—	416,287
Fannie Mae credit facilities	565,394	595,907	—	—	595,907
Secured debt instruments - variable rate: (c)
Mortgage notes payable	31,337	31,337	—	—	31,337
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	249,378	249,378	—	—	249,378
Unsecured debt instruments: (c)
Commercial bank	110,000	110,000	—	—	110,000
Senior unsecured notes	2,056,242	2,128,901	—	—	2,128,901
Total liabilities	$3,516,439	$3,629,715	$—	$3,205	$3,626,510

Redeemable noncontrolling interests in the Operating Partnership (d)	$312,158	$312,158	$—	$312,158	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015

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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
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
Financial Instruments Not Carried at Fair Value
At September 30, 2015, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
We consider various factors to determine if a decrease in the value of our investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary decrease in the value of its investments in unconsolidated joint ventures during the three and nine months ended September 30, 2015 and 2014.
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
SEPTEMBER 30, 2015

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of fixed-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2015, the Company recognized an $11,000 loss reclassified from Accumulated OCI to Interest expense due to the de-designation of a cash flow hedge and recorded no other ineffectiveness to earnings. During the three and nine months ended September 30, 2014, the Company recorded a gain of approximately $0 and $3,000, respectively, related to the ineffective portion of the derivative, which was caused by a timing difference between the derivative and the hedge item.
Amounts reported in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged debt. Through September 30, 2016, the Company estimates that an additional $3.5 million will be reclassified as an increase to interest expense.
As of September 30, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate swaps	6	$365,000
Interest rate caps	2	$203,166

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP or the Company has elected to not apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in gain/(loss) of $(1,000) and $(25,000) for the three and nine months ended September 30, 2015, respectively, and no adjustment to earnings for for the three and nine months ended September 30, 2014.
As of September 30, 2015, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	3	$133,107
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	Asset Derivatives (included in Other assets)		Liability Derivatives (included in Other liabilities)
	Fair Value at:		Fair Value at:
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate products	$4	86	$3,205	$10,368
Derivatives not designated as hedging instruments:
Interest rate products	$2	$2	$—	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Unrealized holding gain/(loss) Recognized in OCI (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Interest expense (Effective Portion)		Gain/(Loss) Recognized in Interest expense (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2015	2014	2015	2014	2015	2014
Three Months Ended September 30,
Interest rate products	$(5,707)	$362	$(525)	$(1,130)	$(11)	$—

Nine Months Ended September 30,
Interest rate products	$(7,072)	$611	$(1,554)	$(3,809)	$(11)	$3

	Gain/(Loss) Recognized in Interest income and other income/(expense), net
Derivatives Not Designated as Hedging Instruments	2015	2014
Three Months Ended September 30,
Interest rate products	$(1)	$—

Nine Months Ended September 30,
Interest rate products	$(25)	$—
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
As of September 30, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.4 million. As of September 30, 2015, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2015, it may have been required to settle its obligations under the agreements at their termination value of $3.4 million.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015

Tabular Disclosure of Offsetting Derivatives
Company has elected not to offset derivative positions in the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of September 30, 2015 and December 31, 2014 (dollars in thousands):

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2015	$6	$—	$6	$—	$—	$6

December 31, 2014	$88	$—	$88	$(27)	$—	$61
(a) Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (b)	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Posted	Net Amount
September 30, 2015	$3,205	$—	$3,205	$—	$—	$3,205

December 31, 2014	$10,368	$—	$10,368	$(27)	$—	$10,341
(b) Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.
11. STOCK BASED COMPENSATION
The Company recognized stock based compensation expense, inclusive of awards granted to our independent directors, net of capitalization, of $4.4 million and $3.3 million during the three months ended September 30, 2015 and 2014, respectively, and $13.5 million and $10.2 million during the nine months ended September 30, 2015 and 2014, respectively.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015

12. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Company’s real estate commitments at September 30, 2015 (dollars in thousands):

	Number of Properties	Costs Incurred as of September 30, 2015 (a)		Expected Costs to Complete		Average Ownership Stake
Wholly-owned — under development	1	$104,080	(b)	$237,920		100%
Wholly-owned — redevelopment	1	7,383	(b)	7,617		100%
Joint ventures:
Unconsolidated joint ventures	4	427,545		117,195	(c)	Various
Participating loan investments	1	89,498	(d)	3,960	(e)	0%
Preferred equity investments	5	129,592	(f)	6,735	(g)	48%
		$758,098		$373,427

(a)	Represents 100% of project costs incurred as of September 30, 2015.

(b)	Costs incurred to date include $2.8 million and $1.2 million of accrued fixed assets for development and redevelopment, respectively.

(c)	Represents UDR’s proportionate share of expected remaining costs to complete.

(d)	Represents the participating loan balance funded as of September 30, 2015.

(e)	Represents UDR’s remaining participating loan commitment for Steele Creek.

(f)	Represents UDR's share of capital contributed to the West Coast Development Joint Venture as of September 30, 2015.

(g)	Represents UDR's remaining funding commitment on Katella Grand II.
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
SEPTEMBER 30, 2015

supervision and accounting costs related to consolidated property operations, and land rent. UDR’s chief operating decision maker utilizes NOI as the key measure of segment profit or loss.
UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•
Same-Store Communities represent those communities acquired, developed, and stabilized prior to July 1, 2014 for quarter-to-date comparison and January 1, 2014 for year-to-date comparison and held as of September 30, 2015. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and nine months ended September 30, 2015 and 2014.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015

The following table details rental income and NOI from continuing and discontinued operations for UDR’s reportable segments for the three and nine months ended September 30, 2015 and 2014, and reconciles NOI to Net Income/(Loss) Attributable to UDR, Inc. in the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, (a)		September 30, (b)
	2015	2014	2015	2014
Reportable apartment home segment rental income
Same-Store Communities
West Region	$77,837	$72,014	$197,831	$183,887
Mid-Atlantic Region	40,029	39,351	119,546	117,384
Southeast Region	26,293	24,682	77,420	73,151
Northeast Region	21,914	20,721	64,242	60,817
Southwest Region	14,599	13,859	43,068	40,949
Non-Mature Communities/Other	37,093	32,981	135,469	122,857
Total consolidated rental income	$217,765	$203,608	$637,576	$599,045

Reportable apartment home segment NOI
Same-Store Communities
West Region	$58,071	$52,128	$147,725	$133,037
Mid-Atlantic Region	26,995	27,015	82,046	81,285
Southeast Region	17,562	15,869	51,875	48,494
Northeast Region	16,161	15,571	47,996	45,576
Southwest Region	8,967	8,509	26,500	25,130
Non-Mature Communities/Other	25,809	20,722	91,430	78,808
Total consolidated NOI	153,565	139,814	447,572	412,330
Reconciling items:
Joint venture management and other fees	3,653	3,165	19,457	9,599
Property management	(5,988)	(5,599)	(17,533)	(16,474)
Other operating expenses	(2,639)	(2,012)	(6,174)	(6,118)
Real estate depreciation and amortization	(90,568)	(89,339)	(269,689)	(266,748)
General and administrative	(15,824)	(11,554)	(41,697)	(36,078)
Casualty-related recoveries/(charges), net	(541)	—	(2,380)	(500)
Other depreciation and amortization	(1,457)	(1,385)	(4,780)	(3,658)
Income/(loss) from unconsolidated entities	2,691	(939)	61,277	(4,932)
Interest expense	(30,232)	(33,087)	(88,705)	(97,662)
Interest income and other income/(expense), net	402	9,061	1,144	11,902
Tax benefit/(expense), net	633	2,490	2,462	8,049
Gain/(loss) on sale of real estate owned, net of tax	—	31,377	79,042	82,380
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership	(405)	(1,447)	(6,022)	(3,171)
Net (income)/loss attributable to noncontrolling interests	1	4	(6)	(2)
Net income/(loss) attributable to UDR, Inc.	$13,291	$40,549	$173,968	$88,917

(a)	Same-Store Community population consisted of 34,774 apartment homes.

(b)	Same-Store Community population consisted of 33,495 apartment homes.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015

The following table details the assets of UDR’s reportable segments as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Reportable apartment home segment assets:
Same-Store Communities:
West Region	$2,963,025	$2,935,430
Mid-Atlantic Region	1,464,514	1,453,532
Southeast Region	726,186	716,427
Northeast Region	1,083,935	1,076,656
Southwest Region	446,145	440,721
Non-Mature Communities/Other	1,789,172	1,760,493
Total assets	8,472,977	8,383,259
Accumulated depreciation	(2,647,504)	(2,434,772)
Total assets — net book value	5,825,473	5,948,487
Reconciling items:
Cash and cash equivalents	1,321	15,224
Restricted cash	23,722	22,340
Deferred financing costs, net	20,206	22,686
Notes receivable, net	15,494	14,369
Investment in and advances to unconsolidated joint ventures, net	921,925	718,226
Other assets	114,589	105,202
Total consolidated assets	$6,922,730	$6,846,534
Capital expenditures related to our Same-Store Communities totaled $22.3 million and $14.0 million for the three months ended September 30, 2015 and 2014, respectively, and $54.5 million and $33.9 million for the nine months ended September 30, 2015 and 2014, respectively. Capital expenditures related to our Non-Mature Communities/Other totaled $3.1 million and $2.4 million for the three months ended September 30, 2015 and 2014, respectively, and $8.5 million and $7.6 million for the nine months ended September 30, 2015 and 2014.
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
14. SUBSEQUENT EVENTS
The Company evaluated subsequent events through the date its financial statements were issued and noted the following:
UDR Lighthouse DownREIT L.P. Formation
In connection with the acquisitions described below, on October 5, 2015, the Company, as the sole general partner and a limited partner, the Operating Partnership and UDR Texas Properties LLC, a Delaware limited liability company owned 0.5%

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015

by the Company and 99.5% by the Operating Partnership ("UDR Texas"), as limited partners, entered into the Agreement of Limited Partnership (the “Partnership Agreement”) of UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”).
As the sole general partner of the DownREIT Partnership, the Company has full, complete and exclusive discretion to manage and control the business of the DownREIT Partnership and to make all decisions affecting the business and assets of the DownREIT Partnership, subject to certain limitations set forth in the Partnership Agreement. As of the closing of the transactions under the Contribution Agreement (as defined below), the Company, the Operating Partnership and UDR Texas owned approximately 8.5%, 32.5% and 9.1%, respectively, of the units of limited partnership interest in the DownREIT Partnership (“DownREIT Units”), which they received in exchange for their contribution of the following properties to the DownREIT Partnership:

Property	Location
Ridge at Blue Hills(1)	Braintree, MA
Residences at the Domain(1)	Austin, TX
Inwood West(2)	Woburn, MA
Thirty377(2)	Dallas, TX
Legacy Village(2)	Plano, TX
Delancey at Shirlington(2)	Arlington, VA
Circle Towers(2)	Fairfax, VA
Barton Creek Landing(3)	Austin, TX
The Whitmore(3)	Arlington, VA

(1) Contributed by the Company.
(2) Contributed by the Operating Partnership.
(3) Contributed by UDR Texas.
The limited partners have no power to remove the Company as general partner of the DownREIT Partnership. The DownREIT Partnership is structured to make distributions in respect of DownREIT Units that will be equivalent to the distributions made to holders of the Company’s common stock. Subject to certain terms and conditions set forth in the Partnership Agreement, limited partners in the DownREIT Partnership (other than the Company and its affiliates) have the right, commencing one year after the date of issuance, to tender their DownREIT Units for redemption for cash or, at the Company’s election, for shares of its common stock on a one-for-one basis (subject to the anti-dilution adjustments provided in the Partnership Agreement).
Property Acquisitions
From October 6-8, 2015, the Company completed the acquisition of six Washington, DC area properties from Home Properties, L.P., a New York limited partnership (“Home OP”), for a total purchase price of $901 million, which was comprised of $565 million of newly issued DownREIT Units issued at $35 per unit (a total of 16.1 million units), the assumption of $89 million of debt, $221 million of reverse exchanges pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended, and $26 million of cash. In addition, the Company issued approximately 13.7 million shares of its Series F Preferred Stock to former limited partners of Home OP, which had the right to subscribe for one share of Series F Preferred Stock for each DownREIT Unit issued in connection with the acquisitions. The acquisitions were made pursuant to the previously disclosed Contribution Agreement, dated as of June 22, 2015, as amended, by and among the Company, the Operating Partnership, Home OP and LSREF4 Lighthouse Acquisitions, LLC, a Delaware limited liability company (the “Contribution Agreement”).
Of the six properties acquired from Home OP, four properties were acquired through the DownREIT Partnership, one property was acquired by the Operating Partnership through a reverse Section 1031 exchange and one property was acquired by an affiliate of the Company through a reverse Section 1031 exchange, as reflected in the following table:

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2015

Property	Location
Eleven55 Ripley(1)	Silver Spring, MD
Arbor Park of Alexandria(1)	Alexandria, VA
Newport Village(1)	Alexandria, VA
The Courts at Dulles(1)	Herndon, VA
1200 East West(2)	Silver Spring, MD
Courts at Huntington Station(3)	Alexandria, VA

(1) Acquired through the DownREIT Partnership.
(2) Acquired by an affiliate of the Company through a reverse Section 1031 exchange.
(3) Acquired by the Operating Partnership through a reverse Section 1031 exchange.
Revolving Credit Facility
On October 20, 2015, the Company, as borrower, entered into a credit agreement (the “Credit Agreement”), which provides for a $1.1 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million senior unsecured term loan facility (the “Term Loan Facility”). The Credit Agreement includes an accordion feature that allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan Facility to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions, including obtaining commitments from any one or more lenders. The Revolving Credit Facility has a scheduled maturity date of January 31, 2020, with two six-month extension options, subject to certain conditions. The Term Loan Facility has a scheduled maturity date of January 29, 2021.

The Credit Agreement replaces (i) the Company’s $900 million revolving credit facility scheduled to mature in December 2017 (the “Prior Credit Agreement”) and (ii) the Company’s $250 million term loan and the Company’s $100 million term loan, both due June 2018 (together, the “Prior Term Loan Agreements”).

On October 20, 2015, the Company borrowed $200 million under the Revolving Credit Facility and $350 million under the Term Loan Facility to pay outstanding balances under the Prior Credit Agreement and the Prior Term Loan Agreements, respectively.

Based on the Company’s current credit rating, the Revolving Credit Facility has an interest rate equal to LIBOR plus a margin of 90 basis points and a facility fee of 15 basis points, and the Term Loan Facility has an interest rate equal to LIBOR plus a margin of 95 basis points. Depending on the Company’s credit rating, the margin under the Revolving Credit Facility ranges from 85 to 155 basis points and the facility fee ranges from 12.5 to 30 basis points, and the margin under the Term Loan Facility ranges from 90 to 175 basis points.

The Credit Agreement contains customary representations and warranties and financial and other affirmative and negative covenants. The Credit Agreement also includes customary events of default, in certain cases subject to customary periods to cure. The occurrence of an event of default, following the applicable cure period, would permit the lenders to, among other things, declare the unpaid principal, accrued and unpaid interest and all other amounts payable under the Credit Agreement to be immediately due and payable.

The Company’s obligations under the Credit Agreement are guaranteed by the Operating Partnership, pursuant to a guaranty dated as of October 20, 2015.

[This page is intentionally left blank.]

UNITED DOMINION REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$4,107,120	$4,238,770
Less: accumulated depreciation	(1,467,948)	(1,403,303)
Real estate held for investment, net	2,639,172	2,835,467
Real estate held for disposition (net of accumulated depreciation of $50,610 and $0)	100,848	—
Total real estate owned, net of accumulated depreciation	2,740,020	2,835,467
Cash and cash equivalents	131	502
Restricted cash	14,710	13,811
Deferred financing costs, net	3,355	4,475
Other assets	24,740	24,029
Total assets	$2,782,956	$2,878,284

LIABILITIES AND CAPITAL
Liabilities:
Secured debt	$910,309	$931,959
Notes payable due to General Partner	88,696	88,696
Real estate taxes payable	15,131	7,061
Accrued interest payable	3,161	3,284
Security deposits and prepaid rent	18,073	18,387
Distributions payable	50,962	47,788
Deferred gains on the sale of depreciable property	—	24,622
Accounts payable, accrued expenses, and other liabilities	18,759	22,436
Total liabilities	1,105,091	1,144,233

Commitments and contingencies (Note 9)

Capital:
Partners’ capital:
General partner:
110,883 OP Units outstanding at September 30, 2015 and December 31, 2014	1,071	1,105
Limited partners:
183,167,815 OP Units outstanding at September 30, 2015 and December 31, 2014	1,648,460	1,702,971
Accumulated other comprehensive income/(loss), net	(329)	(1,075)
Total partners’ capital	1,649,202	1,703,001
Advances (to)/from General Partner	10,162	13,624
Noncontrolling interests	18,501	17,426
Total capital	1,677,865	1,734,051
Total liabilities and capital	$2,782,956	$2,878,284
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES:
Rental income	$115,173	$107,444	$338,426	$314,656

OPERATING EXPENSES:
Property operating and maintenance	20,393	19,906	58,572	56,468
Real estate taxes and insurance	12,490	11,785	37,166	35,050
Property management	3,167	2,955	9,307	8,653
Other operating expenses	1,482	1,484	4,468	4,371
Real estate depreciation and amortization	43,829	45,043	132,411	134,011
General and administrative	7,935	6,939	20,606	21,368
Casualty-related (recoveries)/charges, net	16	—	888	500
Total operating expenses	89,312	88,112	263,418	260,421

Operating income	25,861	19,332	75,008	54,235

Interest expense	(9,758)	(9,306)	(29,135)	(27,176)
Interest expense on note payable due to General Partner	(1,151)	(1,151)	(3,452)	(3,453)
Income/(loss) before gain/(loss) on sale of real estate owned	14,952	8,875	42,421	23,606
Gain/(loss) on sale of real estate owned	—	—	56,998	40,687
Net income/(loss)	14,952	8,875	99,419	64,293
Net (income)/loss attributable to noncontrolling interests	(335)	(238)	(1,075)	(697)
Net income/(loss) attributable to OP unitholders	$14,617	$8,637	$98,344	$63,596

Income/(loss) per weighted average OP Unit - basic and diluted:	$0.08	$0.05	$0.54	$0.35

Weighted average OP Units outstanding - basic and diluted	183,279	183,279	183,279	183,279
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income/(loss)	$14,952	$8,875	$99,419	$64,293
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(8)	(3)	(85)	(194)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	278	588	831	1,784
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	270	585	746	1,590
Comprehensive income/(loss)	15,222	9,460	100,165	65,883
Comprehensive (income)/loss attributable to noncontrolling interests	(335)	(238)	(1,075)	(697)
Comprehensive income/(loss) attributable to OP unitholders	$14,887	$9,222	$99,090	$65,186

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

	Class A Limited Partners	Limited Partners	UDR, Inc.		Accumulated Other Comprehensive Income/(Loss), net	Total Partners’ Capital	Advances (to)/from General Partner	Noncontrolling Interests
			Limited Partner	General Partner					Total
Balance at December 31, 2014	$53,987	$228,493	$1,420,491	$1,105	$(1,075)	$1,703,001	$13,624	$17,426	$1,734,051
Net income/(loss)	1,008	3,940	93,337	59	—	98,344	—	1,075	99,419
Distributions	(1,746)	(6,112)	(144,938)	(93)	—	(152,889)	—	—	(152,889)
OP Unit Redemptions for common shares of UDR	—	(3,816)	3,816	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	7,149	29,255	(36,404)	—	—	—	—	—	—
Unrealized gain on derivative financial investments	—	—	—	—	746	746	—	—	746
Net change in advances (to)/from General Partner	—	—	—	—	—	—	(3,462)	—	(3,462)
Balance at September 30, 2015	$60,398	$251,760	$1,336,302	$1,071	$(329)	$1,649,202	$10,162	$18,501	$1,677,865
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for unit data)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Operating Activities
Net income/(loss)	$99,419	$64,293
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	132,411	134,011
Gain/(loss) on sale of real estate owned	(56,998)	(40,687)
Casualty-related (recoveries)/charges, net	888	500
Other	(888)	187
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(2,174)	(2,540)
Increase/(decrease) in operating liabilities	6,278	2,077
Net cash provided by/(used in) operating activities	178,936	157,841

Investing Activities
Proceeds from sale of real estate investments, net	27,718	47,922
Development of real estate assets	(7,423)	(41,701)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(44,463)	(32,631)
Net cash provided by/(used in) investing activities	(24,168)	(26,410)

Financing Activities
Distributions and advances from/(to) UDR, Inc.	(143,495)	(120,698)
Payments on secured debt	(3,891)	(3,727)
Distributions paid to partnership unitholders	(7,759)	(7,419)
Payments of financing costs	6	—
Net cash provided by/(used in) financing activities	(155,139)	(131,844)
Net increase/(decrease) in cash and cash equivalents	(371)	(413)
Cash and cash equivalents, beginning of period	502	1,897
Cash and cash equivalents, end of period	$131	$1,484

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$34,978	$32,792
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

1. CONSOLIDATION AND BASIS OF PRESENTATION
Consolidation and Basis of Presentation
United Dominion Realty, L.P. (“UDR, L.P.,” the “Operating Partnership,” “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. Rental revenues of the Operating Partnership represented 53% of the General Partner’s consolidated rental revenues for the three and nine months ended September 30, 2015 and 2014. As of September 30, 2015, the Operating Partnership’s apartment portfolio consisted of 67 communities located in 17 markets consisting of 20,569 apartment homes.
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
As of September 30, 2015, there were 183,278,698 OP Units outstanding, of which 174,225,399 or 95.1% were owned by UDR and affiliated entities and 9,053,299 or 4.9% were owned by non-affiliated limited partners. See Note 8, Capital Structure.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of September 30, 2015, and results of operations for the three and nine months ended September 30, 2015 and 2014 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended September 30, 2015 included in the Annual Report on Form 10-K filed by UDR and the Operating Partnership with the SEC on February 24, 2015.
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
SEPTEMBER 30, 2015

we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, to revise the presentation of debt issuance costs. Under ASU 2015-03, entities will present debt issuance costs in their balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the deferred costs will continue to be included in interest expense. ASU 2015-03 does not directly address presentation or subsequent measurement of issuance costs related to line-of-credit arrangements. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that such costs may be presented as an asset and subsequently amortized over the term of the line-of-credit arrangement. The cumulative guidance, which is to be applied retrospectively to all prior periods, is effective for fiscal years beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. The Operating Partnership does not expect ASU 2015-03 or ASU 2015-15 to have a significant effect on its consolidated financial statements.

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
SEPTEMBER 30, 2015

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
Comprehensive Income/(Loss)
Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to unitholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and nine months ended September 30, 2015 and 2014, the Operating Partnership’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges and (gain)/loss reclassified from other comprehensive income/(loss) into earnings. The (gain)/loss reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 7, Derivatives and Hedging Activity, for further discussion.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2015

3. REAL ESTATE OWNED
Real estate assets owned by the Operating Partnership consists of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. The Operating Partnership had four communities with a total of 909 apartment homes that met the criteria to be classified as held for sale at September 30, 2015. The communities are located in Columbia, MD, Pinellas Park, FL, Orange County, CA and Oxnard, CA. As of September 30, 2015, the Operating Partnership owned and consolidated 67 communities in nine states plus the District of Columbia totaling 20,569 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Land	$932,717	$1,008,014
Depreciable property — held and used:
Buildings, improvements, and furniture, fixture and equipment	3,174,403	3,230,756
Real estate held for disposition:
Land	75,160	—
Buildings, improvements, and furniture, fixture and equipment	76,298	—
Real estate owned	4,258,578	4,238,770
Accumulated depreciation	(1,518,558)	(1,403,303)
Real estate owned, net	$2,740,020	$2,835,467
The Operating Partnership did not have any acquisitions or dispositions during the three months ended September 30, 2015.

During the nine months ended September 30, 2015, the Operating Partnership sold one community with a total of 240 apartment homes for gross proceeds of $45.3 million, resulting in net proceeds of $27.7 million and a total gain, net of tax, of $32.4 million. Additionally, the Operating Partnership recognized a gain of $24.6 million, which was previously deferred, in connection with the sale of the communities held by the Texas Joint Venture.
Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Operating Partnership capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, were $0.2 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively, and $0.5 million and $1.8 million for the nine months ended September 30, 2015 and 2014, respectively. Total interest capitalized was $0.1 million and $0.8 million during the three months ended September 30, 2015 and 2014, respectively, and $0.1 million and $2.8 million during the nine months ended September 30, 2015 and 2014, respectively. As each home in a capital project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization on the related portion and depreciation commences over the estimated useful life.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2015

4. DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of September 30, 2015 and December 31, 2014 (dollars in thousands):

			Nine Months Ended
	Principal Outstanding		September 30, 2015
	September 30, 2015	December 31, 2014	Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
Fixed Rate Debt
Mortgage notes payable	$371,888	$378,371	5.50%	0.9	5
Fannie Mae credit facilities	333,912	333,828	4.90%	3.8	9
Total fixed rate secured debt	705,800	712,199	5.22%	2.3	14
Variable Rate Debt
Tax-exempt secured note payable	27,000	27,000	0.76%	16.5	1
Fannie Mae credit facilities	177,509	192,760	1.89%	5.4	5
Total variable rate secured debt	204,509	219,760	1.74%	6.9	6
Total Secured Debt	$910,309	$931,959	4.44%	3.3	20
As of September 30, 2015, an aggregate commitment of $511.4 million of the General Partner's secured credit facilities with Fannie Mae was allocated to the Operating Partnership based on the ownership of the assets securing the debt. The entire commitment was outstanding at September 30, 2015. The Fannie Mae credit facilities mature at various dates from May 2017 through July 2023 and bear interest at floating and fixed rates. At September 30, 2015, $333.9 million of the outstanding balance was fixed and had a weighted average interest rate of 4.90% and the remaining balance of $177.5 million on these facilities had a weighted average variable interest rate of 1.89%.
The following information relates to the credit facilities allocated to the Operating Partnership (dollars in thousands):

	September 30, 2015	December 31, 2014
Borrowings outstanding	$511,421	$526,588
Weighted average borrowings during the period ended	518,036	527,592
Maximum daily borrowings during the period	523,492	528,659
Weighted average interest rate during the period ended	3.8%	4.1%
Interest rate at the end of the period	3.9%	4.0%
The Operating Partnership may from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair value adjustment of the fixed rate debt instruments on the Operating Partnership’s properties was a net premium of $3.3 million and $6.2 million at September 30, 2015 and December 31, 2014, respectively.
Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from December 2015 through May 2019 and carry interest rates ranging from 3.43% to 5.94%.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2015

Secured credit facilities. At September 30, 2015, the General Partner had borrowings against its fixed rate facilities of $565.4 million, of which $333.9 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of September 30, 2015, the fixed rate Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average fixed interest rate of 4.90%.
Variable Rate Debt
Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures March 2032. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 0.76% as of September 30, 2015.
Secured credit facilities. At September 30, 2015, the General Partner had borrowings against its variable rate facilities of $249.4 million, of which $177.5 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of September 30, 2015, the variable rate borrowings under the Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average floating interest rate of 1.89%.
The aggregate maturities of the Operating Partnership’s secured debt due during each of the next five calendar years subsequent to September 30, 2015 are as follows (dollars in thousands):

	Fixed		Variable
Year	Mortgage Notes Payable	Secured Credit Facilities	Tax-Exempt Secured Notes Payable	Secured Credit Facilities	Total
2015	$186,592	$94	$—	$—	$186,686
2016	131,946	385	—	—	132,331
2017	1,629	15,640	—	6,566	23,835
2018	1,685	111,256	—	81,559	194,500
2019	50,036	123,095	—	—	173,131
Thereafter	—	83,442	27,000	89,384	199,826
Total	$371,888	$333,912	$27,000	$177,509	$910,309
Guarantor on Unsecured Debt
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $900 million, $250 million of term notes due June 2018, $100 million of term notes due June 2018, $300 million of medium-term notes due June 2018, $300 million of medium-term notes due October 2020, $400 million of medium-term notes due January 2022, $300 million of medium-term notes due July 2024, and $300 million of medium-term notes due October 2025. As of September 30, 2015 and December 31, 2014, the outstanding balance under the unsecured revolving credit facility was $110.0 million and $152.5 million, respectively.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2015

5. RELATED PARTY TRANSACTIONS
Advances (To)/From the General Partner
The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had net Advances (to)/from General Partner of $10.2 million and $13.6 million at September 30, 2015 and December 31, 2014, respectively, which are reflected as increases of capital on the Consolidated Balance Sheets.
Allocation of General and Administrative Expenses
The General Partner provides various general and administrative and other overhead services for the Operating Partnership including legal assistance, acquisitions analysis, marketing and advertising, and allocates these expenses to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on its pro-rata portion of UDR’s total apartment homes. The general and administrative expenses allocated to the Operating Partnership by UDR were $6.5 million and $6.6 million during the three months ended September 30, 2015 and 2014, respectively, and $16.3 million and $20.5 million during the nine months ended September 30, 2015 and 2014, respectively, and are included in General and administrative on the Consolidated Statements of Operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.
During the three months ended September 30, 2015 and 2014, the Operating Partnership incurred $4.7 million and $3.2 million, respectively, and during the nine months ended September 30, 2015 and 2014 incurred $13.3 million and $9.4 million, respectively, of related party management fees related to a management agreement entered into in 2011 with wholly-owned subsidiaries of UDR's taxable REIT subsidiaries ("TRS"). (See further discussion in paragraph below.) These related party management fees are initially recorded in General and administrative on the Consolidated Statements of Operations, and a portion related to management fees charged by UDR's TRS is reclassified to Property management on the Consolidated Statements of Operations. (See further discussion below.)
Management Fee
In 2011, the Operating Partnership entered into a management agreement with wholly owned subsidiaries of UDR's TRSs. Under the management agreement, the Operating Partnership is charged a management fee equal to 2.75% of gross rental revenues, which is classified in Property management on the Consolidated Statements of Operations.
Notes Payable to General Partner
As of September 30, 2015 and December 31, 2014, the Operating Partnership had $88.7 million of unsecured notes payable to the General Partner at annual interest rates between 5.18% and 5.34%. Certain limited partners of the Operating Partnership have provided guarantees related to these notes payable. The guarantees were provided by the limited partners in conjunction with their contribution of properties to the Operating Partnership. The notes mature on August 31, 2021 and December 31, 2023 and interest payments are made monthly. The Operating Partnership recognized interest expense on the notes payable of $1.2 million during the three months ended September 30, 2015 and 2014 and $3.5 million during the nine months ended September 30, 2015 and 2014.

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
SEPTEMBER 30, 2015

•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of September 30, 2015 and December 31, 2014 are summarized as follows (dollars in thousands):

			Fair Value at September 30, 2015, Using
	Total Carrying Amount in Statement of Financial Position at September 30, 2015	Fair Value Estimate at September 30, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Derivatives - Interest rate contracts (a)	$4	$4	$—	$4	$—
Total assets	$4	$4	$—	$4	$—

Derivatives - Interest rate contracts (a)	$175	$175	$—	$175	$—
Secured debt instruments - fixed rate: (b)
Mortgage notes payable	371,888	380,820	—	—	380,820
Fannie Mae credit facilities	333,912	352,452	—	—	352,452
Secured debt instruments - variable rate: (b)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Fannie Mae credit facilities	177,509	177,509	—	—	177,509
Total liabilities	$910,484	$937,956	$—	$175	$937,781

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2015

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
Although the General Partner, on behalf of the Operating Partnership, has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2015 and December 31, 2014, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2015

Financial Instruments Not Carried at Fair Value
As of September 30, 2015, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Operating Partnership using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of fixed-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2015, the Company

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2015

recognized an $11,000 loss reclassified from Accumulated OCI to Interest expense due to the de-designation of a cash flow hedge and recorded no other ineffectiveness to earnings. The Operating Partnership recorded no gain or loss from ineffectiveness during the three and nine months ended September 30, 2015, and 2014.
Amounts reported in Accumulated other comprehensive income/(loss), net related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is allocated to the Operating Partnership. Through September 30, 2016, we estimate that an additional $0.2 million will be reclassified as an increase to interest expense.
As of September 30, 2015, the Operating Partnership had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate swaps	1	$46,357
Interest rate caps	1	$127,916
Derivatives not designated as hedges are not speculative and are used to manage the Operating Partnership’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP or the Operating Partnership has elected to not apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in gain/(loss) of $(1,000) and $(24,000) for the three and nine months ended September 30, 2015, respectively, and no adjustment to earnings for for the three and nine months ended September 30, 2014.
As of September 30, 2015, we had the following outstanding derivatives that were not designated as a hedges in a qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	3	$124,856
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Operating Partnership’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	Asset Derivatives (included in Other assets)		Liability Derivatives (included in Other liabilities)
	Fair Value at:		Fair Value at:
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate products	$2	$37	$175	$918

Derivatives not designated as hedging instruments:
Interest rate products	$2	$2	$—	$—

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2015

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Unrealized holding gain/(loss) Recognized in OCI (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Interest expense (Effective Portion)		Gain/(Loss) Recognized in Interest expense (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2015	2014	2015	2014	2015	2014
Three Months Ended September 30,
Interest rate products	$(8)	$(3)	$(267)	$(588)	$(11)	$—

Nine Months Ended September 30,
Interest rate products	$(85)	$(194)	$(820)	$(1,784)	$(11)	$—

	Gain/(Loss) Recognized in Interest income and other income/(expense), net
Derivatives Not Designated as Hedging Instruments	2015	2014
Three Months Ended September 30,
Interest rate products	$(1)	$—

Nine Months Ended September 30,
Interest rate products	$(24)	$—
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
Certain of the General Partner’s agreements with its derivative counterparties contain provisions where if there is a change in the General Partner’s financial condition that materially changes the General Partner’s creditworthiness in an adverse manner, the General Partner may be required to fully collateralize its obligations under the derivative instrument. At September 30, 2015 and December 31, 2014, no cash collateral was posted or required to be posted by the General Partner or by a counterparty.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2015

As of September 30, 2015, the fair value of derivatives in a net liability position that were allocated to the Operating Partnership, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.2 million. As of September 30, 2015, the General Partner has not posted any collateral related to these agreements. If the General Partner had breached any of these provisions at September 30, 2015, it would have been required to settle its obligations under the agreements at their termination value of $0.2 million.
The General Partner has elected not to offset derivative positions in the consolidated financial statements. The table below presents the effect on the Operating Partnership’s financial position had the General Partner made the election to offset its derivative positions as of September 30, 2015 and December 31, 2014:

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2015	$4	$—	$4	$—	$—	$4

December 31, 2014	$39	$—	$39	$—	$—	$39
(a) Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (b)	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Posted	Net Amount
September 30, 2015	$175	$—	$175	$—	$—	$175

December 31, 2014	$918	$—	$918	$—	$—	$918
(b) Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.
8. CAPITAL STRUCTURE
General Partnership Units
The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP Units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Limited Partnership Units. There were 110,883 General Partnership units outstanding at September 30, 2015 and December 31, 2014, all of which were held by UDR.
Limited Partnership Units
As of September 30, 2015 and December 31, 2014, there were 183,167,815 limited partnership units outstanding, of which 1,873,332 were Class A Limited Partnership Units. UDR owned 174,114,516, or 95.1% of, and 174,002,342, or 95.0%

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2015

of, OP Units outstanding at September 30, 2015 and December 31, 2014, respectively, of which 121,661 were Class A Limited Partnership Units. The remaining 9,053,299, or 4.9% of, and 9,165,473, or 5.0% of, OP Units outstanding, were held by non-affiliated partners at September 30, 2015 and December 31, 2014, respectively, of which 1,751,671 were Class A Limited Partnership Units.
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
The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $312.2 million and $282.5 million as of September 30, 2015 and December 31, 2014, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.
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
9. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Operating Partnership’s real estate commitments at September 30, 2015 (dollars in thousands):

	Number of Properties	Costs Incurred to Date (a)	Expected Costs to Complete (unaudited)
Real estate communities — redevelopment	1	7,383	7,617

(a)	Costs incurred to date include $1.2 million of accrued fixed assets for redevelopment.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2015

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
The Operating Partnership’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•
Same-Store Communities represent those communities acquired, developed, and stabilized prior to July 1, 2014 for quarter-to-date comparison and January 1, 2014 for year-to-date comparison and held as of September 30, 2015. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the three and nine months ended September 30, 2015 and 2014.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2015

The following table details rental income and NOI from continuing and discontinued operations for the Operating Partnership’s reportable segments for the three and nine months ended September 30, 2015 and 2014, and reconciles NOI to Net income/(loss) attributable to OP unitholders in the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, (a)		September 30, (b)
	2015	2014	2015	2014
Reportable apartment home segment rental income
Same-Store Communities
West Region	$52,731	$48,536	$136,298	$125,653
Mid-Atlantic Region	16,702	16,364	49,907	49,331
Southeast Region	11,363	10,677	33,535	31,757
Northeast Region	15,810	14,968	46,379	43,894
Southwest Region	6,989	6,667	20,594	19,873
Non-Mature Communities/Other	11,578	10,232	51,713	44,148
Total consolidated rental income	$115,173	$107,444	$338,426	$314,656
Reportable apartment home segment NOI
Same-Store Communities
West Region	$39,121	$35,066	$101,855	$91,363
Mid-Atlantic Region	10,639	10,873	32,845	33,185
Southeast Region	7,602	6,882	22,357	20,999
Northeast Region	12,025	11,609	35,672	33,662
Southwest Region	4,383	4,192	12,956	12,578
Non-Mature Communities/Other	8,520	7,131	37,003	31,351
Total consolidated NOI	82,290	75,753	242,688	223,138
Reconciling items:
Property management	(3,167)	(2,955)	(9,307)	(8,653)
Other operating expenses	(1,482)	(1,484)	(4,468)	(4,371)
Real estate depreciation and amortization	(43,829)	(45,043)	(132,411)	(134,011)
General and administrative	(7,935)	(6,939)	(20,606)	(21,368)
Casualty-related recoveries/(charges), net	(16)	—	(888)	(500)
Interest expense	(10,909)	(10,457)	(32,587)	(30,629)
Gain/(loss) on sale of real estate owned	—	—	56,998	40,687
Net (income)/loss attributable to noncontrolling interests	(335)	(238)	(1,075)	(697)
Net income/(loss) attributable to OP unitholders	$14,617	$8,637	$98,344	$63,596

(a)	Same-Store Community population consisted of 19,024 apartment homes.

(b)	Same-Store Community population consisted of 18,060 apartment homes

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2015

The following table details the assets of the Operating Partnership’s reportable segments as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Reportable apartment home segment assets
Same-Store Communities
West Region	$1,873,029	$1,853,283
Mid-Atlantic Region	691,799	686,708
Southeast Region	320,578	316,788
Northeast Region	782,366	777,376
Southwest Region	231,748	228,997
Non-Mature Communities/Other	359,058	375,618
Total assets	4,258,578	4,238,770
Accumulated depreciation	(1,518,558)	(1,403,303)
Total assets - net book value	2,740,020	2,835,467
Reconciling items:
Cash and cash equivalents	131	502
Restricted cash	14,710	13,811
Deferred financing costs, net	3,355	4,475
Other assets	24,740	24,029
Total consolidated assets	$2,782,956	$2,878,284
Capital expenditures related to the Operating Partnership’s Same-Store Communities totaled $13.6 million and $8.0 million for the three months ended September 30, 2015 and 2014, respectively, and $32.8 million and $19.1 million for the nine months ended September 30, 2015 and 2014, respectively. Capital expenditures related to the Operating Partnership’s Non-Mature Communities/Other totaled $0.9 million and $0.7 million for the three months ended September 30, 2015 and 2014, respectively, and $3.2 million and $1.4 million for the nine months ended September 30, 2015 and 2014, respectively.
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
11. SUBSEQUENT EVENTS
The Operating Partnership evaluated subsequent events through the date its financial statements were issued and noted the following:
UDR Lighthouse DownREIT L.P. Formation
In connection with the acquisitions described below, on October 5, 2015, UDR, as the sole general partner and a limited partner, the Operating Partnership and UDR Texas Properties LLC, a Delaware limited liability company owned 0.5% by UDR and 99.5% by the Operating Partnership ("UDR Texas"), as limited partners, entered into the Agreement of Limited Partnership (the “Partnership Agreement”) of UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”).

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2015

As the sole general partner of the DownREIT Partnership, UDR has full, complete and exclusive discretion to manage and control the business of the DownREIT Partnership and to make all decisions affecting the business and assets of the DownREIT Partnership, subject to certain limitations set forth in the Partnership Agreement. As of the closing of the transactions under the Contribution Agreement (as defined below), UDR, the Operating Partnership and UDR Texas owned approximately 8.5%, 32.5% and 9.1%, respectively, of the units of limited partnership interest in the DownREIT Partnership (“DownREIT Units”), which they received in exchange for their contribution of the following properties to the DownREIT Partnership:

Property	Location
Ridge at Blue Hills(1)	Braintree, MA
Residences at the Domain(1)	Austin, TX
Inwood West(2)	Woburn, MA
Thirty377(2)	Dallas, TX
Legacy Village(2)	Plano, TX
Delancey at Shirlington(2)	Arlington, VA
Circle Towers(2)	Fairfax, VA
Barton Creek Landing(3)	Austin, TX
The Whitmore(3)	Arlington, VA

(1) Contributed by UDR.
(2) Contributed by the Operating Partnership.
(3) Contributed by UDR Texas.
As a result of the contribution of the seven properties to the DownREIT Partnership by the Operating Partnership and UDR Texas, the properties will no longer be consolidated in the Operating Partnership’s financial statements, resulting in a decrease in the real estate owned, debt, revenues and expenses of the Operating Partnership. A gain will be recorded for a portion of the Operating Partnership’s ownership interest in the seven properties that was disposed during the three months ended December 31, 2015. The Operating Partnership retained a 41.6% interest in those seven properties through its direct and indirect ownership interest in the DownREIT Partnership, which will be reported as Investment in and advances to unconsolidated joint ventures, net on the consolidated balance sheet and Income/(loss) from unconsolidated entities on the consolidated statement of operations in the Operating Partnership’s consolidated financial statements.
The limited partners have no power to remove UDR as general partner of the DownREIT Partnership. The DownREIT Partnership is structured to make distributions in respect of DownREIT Units that will be equivalent to the distributions made to holders of UDR’s common stock. Subject to certain terms and conditions set forth in the Partnership Agreement, limited partners in the DownREIT Partnership (other than UDR and its affiliates) have the right, commencing one year after the date of issuance, to tender their DownREIT Units for redemption for cash or, at UDR’s election, for shares of its common stock on a one-for-one basis (subject to the anti-dilution adjustments provided in the Partnership Agreement).
Property Acquisitions
From October 6-8, 2015, UDR completed the acquisition of six Washington, DC area properties from Home Properties, L.P., a New York limited partnership (“Home OP”), for a total purchase price of $901 million, which was comprised of $565 million of newly issued DownREIT Units issued at $35 per unit (a total of 16.1 million units), the assumption of $89 million of debt, $221 million of reverse exchanges pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended, and $26 million of cash. In addition, UDR issued approximately 13.7 million shares of its Series F Preferred Stock to former limited partners of Home OP, which had the right to subscribe for one share of Series F Preferred Stock for each DownREIT Unit issued in connection with the acquisitions. The acquisitions were made pursuant to the previously disclosed Contribution Agreement, dated as of June 22, 2015, as amended, by and among UDR, the Operating Partnership, Home OP and LSREF4 Lighthouse Acquisitions, LLC, a Delaware limited liability company (the “Contribution Agreement”).

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2015

Of the six properties acquired from Home OP, four properties were acquired through the DownREIT Partnership, one property was acquired by the Operating Partnership through a reverse Section 1031 exchange and one property was acquired by an affiliate of UDR through a reverse Section 1031 exchange, as reflected in the following table:

Property	Location
Eleven55 Ripley(1)	Silver Spring, MD
Arbor Park of Alexandria(1)	Alexandria, VA
Newport Village(1)	Alexandria, VA
The Courts at Dulles(1)	Herndon, VA
1200 East West(2)	Silver Spring, MD
Courts at Huntington Station(3)	Alexandria, VA

(1) Acquired through the DownREIT Partnership.
(2) Acquired by an affiliate of UDR through a reverse Section 1031 exchange.
(3) Acquired by the Operating Partnership through a reverse Section 1031 exchange.
Revolving Credit Facility
On October 20, 2015, UDR, Inc., as borrower, entered into a credit agreement (the “Credit Agreement”), which provides for a $1.1 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million senior unsecured term loan facility (the “Term Loan Facility”). The Credit Agreement includes an accordion feature that allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan Facility to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions, including obtaining commitments from any one or more lenders. The Revolving Credit Facility has a scheduled maturity date of January 31, 2020, with two six-month extension options, subject to certain conditions. The Term Loan Facility has a scheduled maturity date of January 29, 2021.

The Credit Agreement replaces (i) UDR, Inc.’s $900 million revolving credit facility scheduled to mature in December 2017 (the “Prior Credit Agreement”) and (ii) UDR, Inc.’s $250 million term loan and UDR, Inc.’s $100 million term loan, both due June 2018 (together, the “Prior Term Loan Agreements”).

On October 20, 2015, UDR, Inc. borrowed $200 million under the Revolving Credit Facility and $350 million under the Term Loan Facility to pay outstanding balances under the Prior Credit Agreement and the Prior Term Loan Agreements, respectively.

Based on UDR, Inc.’s current credit rating, the Revolving Credit Facility has an interest rate equal to LIBOR plus a margin of 90 basis points and a facility fee of 15 basis points, and the Term Loan Facility has an interest rate equal to LIBOR plus a margin of 95 basis points. Depending on UDR, Inc.’s credit rating, the margin under the Revolving Credit Facility ranges from 85 to 155 basis points and the facility fee ranges from 12.5 to 30 basis points, and the margin under the Term Loan Facility ranges from 90 to 175 basis points.

The Credit Agreement contains customary representations and warranties and financial and other affirmative and negative covenants. The Credit Agreement also includes customary events of default, in certain cases subject to customary periods to cure. The occurrence of an event of default, following the applicable cure period, would permit the lenders to, among other things, declare the unpaid principal, accrued and unpaid interest and all other amounts payable under the Credit Agreement to be immediately due and payable.

UDR, Inc.’s obligations under the Credit Agreement are guaranteed by the Operating Partnership, pursuant to a guaranty dated as of October 20, 2015.

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
At September 30, 2015, our consolidated real estate portfolio included 136 communities in 10 states plus the District of Columbia totaling 39,405 apartment homes. In addition, we had an ownership interest in 28 communities with 6,696 apartment homes through unconsolidated operating communities. The Same-Store Community apartment home population for the three and nine months ended September 30, 2015 was 34,774 and 33,495, respectively.

The following table summarizes our market information by major geographic markets as of and for the three and nine months ended September 30, 2015.

					Three Months Ended		Nine Months Ended
		September 30, 2015			September 30, 2015		September 30, 2015
	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Monthly Income per Occupied Home (a)	Average Physical Occupancy	Monthly Income per Occupied Home (a)
Same-Store Communities
West Region
Orange County, CA	11	4,321	11.6%	$987,949	95.6%	$1,998	95.9%	$1,903
San Francisco, CA	10	2,423	8.7%	745,747	96.1%	3,282	96.9%	2,990
Seattle, WA	9	1,727	5.4%	453,944	96.9%	1,902	97.2%	1,842
Los Angeles, CA	4	1,225	5.2%	441,862	95.7%	2,530	95.4%	2,460
Monterey Peninsula, CA	7	1,565	1.9%	164,006	97.2%	1,377	97.3%	1,318
Other Southern California	3	756	1.5%	122,898	95.6%	1,644	96.1%	1,624
Portland, OR	2	476	0.6%	46,619	97.2%	1,337	97.7%	1,277
Mid-Atlantic Region
Metropolitan D.C.	14	4,568	12.0%	1,025,234	96.6%	1,924	96.7%	1,914
Baltimore, MD	10	2,122	3.4%	285,302	96.3%	1,489	96.9%	1,480
Richmond, VA	4	1,358	1.7%	140,863	95.9%	1,261	96.2%	1,241
Other Mid-Atlantic	1	168	0.2%	13,115	97.1%	1,034	95.9%	1,027
Southeast Region
Orlando, FL	9	2,500	2.5%	210,420	97.0%	1,118	96.9%	1,095
Tampa, FL	7	2,287	2.8%	238,943	97.0%	1,216	97.0%	1,194
Nashville, TN	8	2,260	2.3%	194,811	97.4%	1,124	97.3%	1,104
Other Florida	1	636	1.0%	82,012	96.7%	1,432	96.7%	1,420
Northeast Region
New York, NY	3	1,205	8.9%	756,050	98.0%	3,883	98.0%	3,799
Boston, MA	4	1,179	3.9%	327,885	97.0%	2,377	96.7%	2,326
Southwest Region
Dallas, TX	8	2,725	3.5%	296,559	96.9%	1,207	97.0%	1,183
Austin, TX	4	1,273	1.8%	149,587	97.7%	1,350	97.3%	1,338
Total/Average Same-Store Communities	119	34,774	78.9%	6,683,806	96.6%	$1,792	96.8%	$1,721
Non-Mature, Commercial Properties & Other	9	2,876	17.5%	1,478,657
Total Real Estate Held for Investment	128	37,650	96.4%	8,162,463
Real Estate Under Development (b)	—	—	1.2%	104,080
Real Estate Held for Disposition (c)	8	1,755	2.4%	206,434
Total Real Estate Owned	136	39,405	100.0%	8,472,977
Total Accumulated Depreciation				(2,647,504)
Total Real Estate Owned, Net of Accumulated Depreciation				$5,825,473

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.

(b)	The Company is currently developing one wholly-owned community with 516 apartment homes, of which none have been completed as of September 30, 2015.

(c)
The Company had eight communities with a total of 1,755 apartment homes that met the criteria to be classified as held for disposition at September 30, 2015. The communities are located in Virginia Beach, Hampton and Yorktown, VA, Columbia, MD, Pinellas Park, FL, Orange County, CA, and Oxnard, CA.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to July 1, 2014 for quarter-to-date comparison and January 1, 2014 for year-to-date comparison and held as of September 30, 2015. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
Our Non-Mature Communities/Other segment represents those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped properties, and the non-apartment components of mixed use properties.
UDR Lighthouse DownREIT L.P. Formation
In connection with the acquisitions described below, on October 5, 2015, the Company, as the sole general partner and a limited partner, entered into a partnership agreement of the UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). The Company, directly or indirectly, owns approximately 50.1% of the units of limited partnership interest in the DownREIT Partnership (“DownREIT Units”), which it received in exchange for its contribution of nine properties to the DownREIT Partnership.
Property Acquisitions
From October 6-8, 2015, the Company completed the acquisition of six Washington, DC area properties from Home Properties, L.P. (“Home OP”) for a total purchase price of $901 million, which was comprised of $565 million of newly issued DownREIT Units issued at $35 per unit, the assumption of $89 million of debt, $221 million of reverse Section 1031 exchanges and $26 million of cash. In addition, the Company issued approximately 13.7 million shares of its Series F Preferred Stock to former limited partners of Home OP, which had the right to subscribe for one share of Series F Preferred Stock for each DownREIT Unit issued in connection with the acquisitions.
Of the six properties acquired from Home OP, four properties were acquired through the DownREIT Partnership, one property was acquired by the Operating Partnership through a reverse Section 1031 exchange and one property was acquired by an affiliate of the Company through a reverse Section 1031 exchange.
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
On August 24, 2015, the Company sold 2,900,000 shares of its common stock for aggregate gross proceeds of approximately $101.5 million at a price per share of $35.00. Aggregate net proceeds from the sale, after deducting the underwriting discount and offering-related expenses, were approximately $101.4 million, which were used for working capital and general corporate purposes.
On September 22, 2015, the Company issued $300 million of 4.00% senior unsecured medium-term notes due October 1, 2025. Interest is payable semi-annually beginning on April 1, 2016. The notes were priced at 99.77% of the principal amount at issuance. We used the net proceeds to pay down a portion of the borrowings outstanding on our $900 million unsecured credit facility and for general corporate purposes. The notes are fully and unconditionally guaranteed by the Operating Partnership.
In April 2012, the Company entered into a new equity distribution agreement, which was amended in July 2014, under which the Company may offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents. During the nine months ended September 30, 2015, the Company sold 3,439,636 shares of common stock through this program for aggregate gross proceeds of approximately $111.0 million at a weighted average price per share of $32.29. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $2.2 million, were approximately $108.7 million, which were primarily used to fund the Company's development and redevelopment projects. As of September 30, 2015, we had 13.1 million shares of common stock available for future issuance under the April 2012 program.
On October 20, 2015, the Company entered into a credit agreement that provides for a $1.1 billion senior unsecured revolving credit facility and a $350.0 million senior unsecured term loan facility. The credit agreement includes an accordion feature that allows the total commitments under the revolving credit facility and the total borrowings under the term loan facility to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions. The revolving credit facility has a scheduled maturity date of January 31, 2020, with two six-month extension options, subject to certain conditions. The term loan facility has a scheduled maturity date of January 29, 2021. The credit agreement replaces the Company’s existing $900 million revolving credit facility, scheduled to mature in December 2017, and the Company’s $250 million and $100 million term loans, both due June 2018, all of which were paid in full using proceeds borrowed under the new credit agreement (see Note 14, Subsequent Events, in the Notes to the UDR, Inc. Consolidated Financial Statements included in this Report).
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
As of September 30, 2015, we had approximately $187.9 million of secured debt maturing, inclusive of principal amortization, and no unsecured debt maturing, during the remainder of 2015.
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
Statements of Cash Flows
The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014.
Operating Activities
For the nine months ended September 30, 2015, our Net cash provided by/(used in) operating activities was $305.8 million compared to $282.0 million for the comparable period in 2014. The increase in cash flow from operating activities is primarily due to improved operating income.

Investing Activities
For the nine months ended September 30, 2015, Net cash provided by/(used in) investing activities was $(228.2) million compared to $(300.9) million for the comparable period in 2014. The change in investing activities reflects our strategy as it relates to our investments in unconsolidated joint ventures and partnerships, acquisitions, dispositions, capital expenditures, and development activities, all of which are discussed below and in further detail throughout this Report.
Acquisitions
In February 2015, the Company acquired an office building in Highlands Ranch, Colorado, for total consideration of approximately $24.0 million, which was comprised of assumed debt. The Company's corporate offices, as well as other leased office space, are located in the acquired building. The building consists of approximately 120,000 square feet. All existing leases were assumed by the Company at the time of acquisition.
Dispositions

During the nine months ended September 30, 2015, the Company sold three communities with a total of 812 apartment homes for gross proceeds of $109.9 million, resulting in net proceeds of $90.5 million and a total gain, net of tax, of $79.0 million. A portion of the sale proceeds were designated as a tax-deferred exchange related to a 2014 acquisition under Section 1031 of the Internal Revenue Code.
Capital Expenditures
We capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.
Total capital expenditures, which in aggregate include recurring capital expenditures and major renovations, of $79.3 million or $2,033 per stabilized home were spent on all of our communities, excluding development and commercial properties, for the nine months ended September 30, 2015 as compared to $64.0 million or $1,607 per stabilized home for the comparable period in 2014.
The increase in total capital expenditures was primarily due to:

•	an increase of 240.1% or $19.0 million in revenue-enhancing capital expenditures, such as kitchen and bath remodels and upgrades to common areas.
This increase was partially offset by:

•
a decrease in major renovations of 18.6% or $4.9 million. Major renovations of $21.3 million were spent for the nine months ended September 30, 2015 as compared to $26.1 million for the comparable period in 2014. Major renovations for the nine months ended September 30, 2015 were primarily attributable to the redevelopment of two wholly-owned communities with a combined budget of $113.0 million. As of September 30, 2015, one of the redevelopments was substantially complete and the other had $7.6 million of expected remaining expenditures.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, non-stabilized communities, and commercial properties, for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,			Per Home
	(dollars in thousands)			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Turnover capital expenditures	$9,048	$9,171	(1.3)%	$232	$230	0.9%
Asset preservation expenditures	22,000	20,806	5.7%	564	522	8.0%
Total recurring capital expenditures	31,048	29,977	3.6%	796	752	5.9%
Revenue-enhancing improvements	26,978	7,932	240.1%	692	199	247.7%
Major renovations	21,253	26,118	(18.6)%	545	656	(16.9)%
Total capital expenditures	$79,279	$64,027	23.8%	$2,033	$1,607	26.5%
Repair and maintenance expense	$23,340	$23,542	(0.9)%	$598	$591	1.2%
Average number of homes (a)	39,009	39,805	(2.0)%

(a)	Average number of homes is calculated based on the number of stabilized homes outstanding at the end of each month.
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
Consolidated Real Estate Under Development and Redevelopment
As of September 30, 2015, our development pipeline for one wholly-owned community totaled 516 homes, of which none have been completed, with a budget of $342.0 million, in which we have a carrying value of $104.1 million. The community is estimated to be completed during the first quarter of 2018.
As of September 30, 2015, the Company was redeveloping one community in San Francisco, California, which is expected to be completed in the first quarter of 2016. The redevelopment includes the renovation of building exteriors, corridors, and common area amenities and will not impact any apartment homes.
Unconsolidated Joint Ventures and Partnerships
The Company recognizes income or losses from our investments in unconsolidated joint ventures and partnerships consisting of our proportionate share of the net income or losses of the joint ventures and partnerships. In addition, we may earn fees for providing management services to the unconsolidated joint ventures and partnerships.

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of September 30, 2015 and December 31, 2014 (dollars in thousands):

Joint Venture	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at		UDR’s Ownership Interest
		September 30, 2015	September 30, 2015	September 30, 2015	December 31, 2014	September 30, 2015		December 31, 2014
Operating and development:
UDR/MetLife I	Various	4 land parcels	—	$14,804	$13,306	16.4%		15.7%
UDR/MetLife II	Various	21 operating communities	4,642	425,963	431,277	50.0%		50.0%
Other UDR/MetLife Development Joint Ventures		1 operating community;
		4 development communities (a);
	Various	1 land parcel	1,437	163,961	134,939	50.6%		50.6%
UDR/MetLife Vitruvian Park®	Addison, TX	3 operating communities
		6 land parcels	1,130	73,618	80,302	50.0%		50.0%
UDR/KFH	Washington, D.C.	3 operating communities	660	18,308	21,596	30.0%		30.0%
Texas (b)	Texas	—	—	—	(25,901)	—%		20.0%
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment and preferred equity investment			695,980,000	696,654	655,519

						Income from Investment
				Investment at		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	Rate	Years To Maturity	September 30, 2015	December 31, 2014	2015	2014	2015	2014
Participating loan investment:
Steele Creek	Denver, CO	6.5%	1.8	89,498	62,707	$1,458	$642	$3,964	$1,419

Preferred equity investment:
West Coast Development Joint Venture (c)	Various	6.5%	—	135,773	—	$2,086	$—	$1,578	$—
Total investment in and advances to unconsolidated joint ventures, net				$921,925	$718,226

(a)
The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes. As of September 30, 2015, no apartment homes had been completed in Other UDR/MetLife Development Joint Ventures.

(b) In January 2015, the eight communities held by the Texas Joint Venture were sold, generating net proceeds to UDR of $43.5 million. The Company recorded promote and disposition fee income of $9.6 million and a gain of $59.1 million (including $24.2 million of previously deferred gains) in connection with the sale.

(c) In May 2015, the Company entered into a joint venture agreement with real estate private equity firm, The Wolff Company (“Wolff”), and agreed to pay $136.3 million for a 48 percent interest in a portfolio of five communities that are currently under construction (the "West Coast Development Joint Venture"). As of September 30, 2015, the Company had funded $129.6 million of its investment and had a remaining commitment of $6.7 million. The communities are located in three of the Company’s core, coastal markets: Metro Seattle, Los Angeles and Orange County, CA. UDR earns a 6.5 percent preferred return on its investment through each individual community’s date of stabilization, defined as when a community reaches 80 percent occupancy for ninety consecutive days, while Wolff is allocated all operating income and expense during the pre-stabilization period. Upon stabilization, income and expense will be shared based on each partner’s ownership percentage. The Company will serve as property manager and be paid a management fee during the lease-up phase and subsequent operation of each of the communities. Wolff is the general partner of the joint venture and the developer of the communities.
The Company has a fixed price option to acquire Wolff’s remaining interest in each community beginning one year after completion. If the options are exercised for all five communities, the Company’s total price will be $597.4 million. In the event the Company does not exercise its options to purchase at least two communities, Wolff will be entitled to earn a contingent disposition fee equal to 6.5 percent return on its implied equity in the communities not acquired. Wolff is providing certain guaranties and there are construction loans on all five communities. Once completed, the five communities will contain 1,533 homes.
The Company has concluded it does not control the joint venture and accounts for it under the equity method of accounting. The Company's recorded equity investment in the West Coast Development Joint Venture at September 30, 2015 of $135.8 million is inclusive of outside basis costs and our accrued but unpaid preferred return. During the three and nine months ended September 30, 2015, the Company earned a preferred return of $2.1 million and $3.1 million, respectively, offset by its share of the West Coast Development Joint Venture transaction expenses of $1.5 million.
The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions, development or operations.
We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decreases in the value of its investments in unconsolidated joint ventures or partnerships during the three and nine months ended September 30, 2015 and 2014.
Financing Activities
For the nine months ended September 30, 2015, our Net cash provided by/(used in) financing activities was $(91.5) million compared to $3.3 million for the comparable period of 2014.
The following significant financing activities occurred during the nine months ended September 30, 2015:

•	repaid $325.2 million of 5.25% unsecured medium-term notes due January 2015;

•	issued $300 million of 4.00% senior unsecured medium-term notes due October 1, 2025;

•	sold 6,339,636 shares of common stock for aggregate gross proceeds of approximately $212.5 million at a weighted average price per share of $33.52;

•	net repayment of $42.5 million under the Company’s $900.0 million unsecured revolving credit facility; and

•	paid distributions of $210.5 million to our common stockholders.

Credit Facilities
As of September 30, 2015, the Company had three secured credit facilities with Fannie Mae with an aggregate commitment of $814.8 million at September 30, 2015. The Fannie Mae credit facilities mature at various dates from May 2017 through July 2023 and bear interest at floating and fixed rates. At September 30, 2015, $565.4 million of the outstanding balance was fixed and had a weighted average interest rate of 5.12% and the remaining balance of $249.4 million had a weighted average variable interest rate of 1.65%.

As of September 30, 2015, the Company has a $900 million unsecured revolving credit facility that matures in December 2017. The credit facility has a six month extension option and contains an accordion feature that allows us to increase the facility to $1.45 billion. Based on the Company’s current credit rating, the credit facility carries an interest rate equal to LIBOR plus a spread of 100 basis points and a facility fee of 15 basis points. As of September 30, 2015, we had $110.0 million outstanding borrowings under the credit facility, leaving $790.0 million of unused capacity (excluding $2.3 million of letters of credit at September 30, 2015).
The Fannie Mae credit facilities and the bank unsecured revolving credit facility are subject to customary financial covenants and limitations, all of which we were in compliance with at September 30, 2015.
On October 20, 2015, the Company entered into a credit agreement that provides for a $1.1 billion senior unsecured revolving credit facility and a $350.0 million senior unsecured term loan facility. The credit agreement includes an accordion feature that allows the total commitments under the revolving credit facility and the total borrowings under the term loan facility to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions. The revolving credit facility has a scheduled maturity date of January 31, 2020, with two six-month extension options, subject to certain conditions. The term loan facility has a scheduled maturity date of January 29, 2021. The credit agreement replaces the Company’s existing $900 million revolving credit facility, scheduled to mature in December 2017, and the Company’s $250 million and $100 million term loans, both due June 2018, all of which were paid in full using proceeds borrowed under the new credit agreement (see Note 14, Subsequent Events, in the Notes to the UDR, Inc. Consolidated Financial Statements included in this Report).
Derivative Instruments
As part of UDR’s overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. UDR’s derivative transactions used for interest rate risk management include interest rate swaps with indexes that relate to the pricing of specific debt instruments of UDR. We believe that we have appropriately controlled our interest rate risk through the use of derivative instruments to minimize any unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three and nine months ended September 30, 2015 (see Note 10, Derivatives and Hedging Activity, in the Notes to the UDR Consolidated Financial Statements included in this Report).
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $520.4 million in variable rate debt that is not subject to interest rate swap contracts as of September 30, 2015. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the nine months ended September 30, 2015 would increase by $6.3 million based on the average balance outstanding during the period.
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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFO as Adjusted, and AFFO for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income/(loss) attributable to common stockholders	$12,361	$39,618	$171,176	86,124
Real estate depreciation and amortization, including discontinued operations	90,568	89,339	269,689	266,748
Noncontrolling interests	404	1,443	6,028	3,173
Real estate depreciation and amortization on unconsolidated joint ventures	9,396	10,398	29,263	29,926
Net (gain)/loss on the sale of unconsolidated depreciable property	—	—	(59,073)	—
Net (gain)/loss on the sale of depreciable property, excluding TRS	—	(31,377)	(79,042)	(81,260)
Funds from operations (“FFO”) attributable to common stockholders and unitholders, basic	$112,729	$109,421	$338,041	$304,711
Distribution to preferred stockholders — Series E (Convertible)	930	931	2,792	2,793
FFO attributable to common stockholders and unitholders, diluted	$113,659	$110,352	$340,833	$307,504
FFO per common share and unit, basic	$0.42	$0.42	$1.27	$1.17
FFO per common share and unit, diluted	$0.42	$0.41	$1.25	$1.16
Weighted average number of common shares and OP Units outstanding — basic	268,175	260,844	267,057	259,975
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	273,297	265,957	272,170	264,985

Impact of adjustments to FFO:
Acquisition-related costs/(fees), including joint ventures	$410	$76	$2,153	$178
Cost/(benefit) associated with debt extinguishment and other	—	—	—	192
Texas Joint Venture promote and disposition fee income	—	—	(9,633)	—
Long-term incentive plan transition costs	791	—	2,653	—
(Gain)/loss on sale of land	—	—	—	(1,120)
Net gain on prepayment of note receivable	—	(8,411)	—	(8,411)
Casualty-related (recoveries)/charges, including joint ventures, net	797	—	2,636	500
	$1,998	$(8,335)	$(2,191)	$(8,661)

FFO as Adjusted attributable to common stockholders and unitholders, diluted	$115,657	$102,017	$338,642	$298,843

FFO as Adjusted per common share and unit, diluted	$0.42	$0.38	$1.24	$1.13

Recurring capital expenditures	(13,694)	(12,280)	(31,048)	(29,977)
AFFO attributable to common stockholders and unitholders	$101,963	$89,737	$307,594	$268,866

AFFO per common share and unit, diluted	$0.37	$0.34	$1.13	$1.01

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted average number of common shares and OP Units outstanding — basic	268,175	260,844	267,057	259,975
Weighted average number of OP Units outstanding	(9,061)	(9,189)	(9,117)	(9,274)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	259,114	251,655	257,940	250,701

Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	273,297	265,957	272,170	264,985
Weighted average number of OP Units outstanding	(9,061)	(9,189)	(9,117)	(9,274)
Weighted average number of Series E preferred shares outstanding	(3,029)	(3,036)	(3,033)	(3,036)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	261,207	253,732	260,020	252,675
A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by/(used in) operating activities	$305,802	$281,978
Net cash provided by/(used in) investing activities	$(228,192)	$(300,912)
Net cash provided by/(used in) financing activities	$(91,513)	$3,290
Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, and includes the results of both continuing and discontinued operations for the periods presented.
Net Income/(Loss) Attributable to Common Stockholders
Net income/(loss) attributable to common stockholders was $12.4 million ($0.05 per diluted share) for the three months ended September 30, 2015 as compared to $39.6 million ($0.16 per diluted share) for the comparable period in the prior year. The decrease resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•
gains (net of tax) of $31.3 million on the sale of depreciable property related to the disposition of three communities and one operating property during the three months ended September 30, 2014, with no sales of depreciable property occurring in the three months ended September 30, 2015;

This was partially offset by:

•
an increase in total property NOI of $13.8 million primarily due to higher occupancy and higher revenue per occupied home, and NOI from the homes placed in service related to development and redevelopment projects completed in 2015 and 2014, partially offset by the disposition of communities in 2014.

Net income/(loss) attributable to common stockholders was $171.2 million ($0.66 per diluted share) for the nine months ended September 30, 2015 as compared to $86.1 million ($0.34 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•
income from unconsolidated entities of $61.3 million, which includes a gain of $59.1 million (including $24.2 million of previously deferred gains) in connection with the sale of the eight communities held by the Texas Joint Venture; and

•
an increase in total property NOI of $35.2 million primarily due to higher occupancy and higher revenue per occupied home, and NOI from the homes placed in service related to development and redevelopment projects completed in 2015 and 2014, partially offset by the disposition of communities in 2014.

This was partially offset by:

•	a decrease in Interest and other income/(expense), net of $10.8 million primarily due to a net gain of $8.4 million on the early settlement of a note receivable in July 2014.
Apartment Community Operations
Our net income results are primarily from NOI generated from the operation of our apartment communities.
The following table summarizes the operating performance of our total property NOI (which includes discontinued operations) for each of the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, (a)				September 30, (b)
	2015	2014	% Change		2015	2014	% Change
Same-Store Communities:
Same-store rental income	180,672	170,627	5.9%		502,107	476,188	5.4%
Same-store operating expense (c)	(52,916)	(51,535)	2.7%		(145,965)	(142,666)	2.3%
Same-store NOI	127,756	119,092	7.3%		356,142	333,522	6.8%

Non-Mature Communities/Other NOI:
Acquired communities NOI	1,393	169	724.3%		4,074	169	2,310.7%
Sold or held for disposition communities NOI	4,626	8,636	(46.4)%		17,093	30,802	(44.5)%
Developed communities NOI	5,496	727	656.0%		19,744	6,495	204.0%
Redeveloped communities NOI	8,897	8,075	10.2%		38,837	32,355	20.0%
Commercial NOI and other	5,397	3,115	73.3%		11,682	8,987	30.0%
Total non-mature communities/other NOI	25,809	20,722	24.5%	—	91,430	78,808	16.0%

Total Property NOI	$153,565	$139,814	9.8%		$447,572	$412,330	8.5%

(a)	Same-Store Community population consisted of 34,774 apartment homes.

(b)	Same-Store Community population consisted of 33,495 apartment homes.

(c)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of total property NOI to Net income/(loss) attributable to UDR, Inc. as reflected, for both continuing and discontinued operations, for each of the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total property NOI	$153,565	$139,814	$447,572	$412,330
Joint venture management and other fees	3,653	3,165	19,457	9,599
Property management	(5,988)	(5,599)	(17,533)	(16,474)
Other operating expenses	(2,639)	(2,012)	(6,174)	(6,118)
Real estate depreciation and amortization	(90,568)	(89,339)	(269,689)	(266,748)
General and administrative	(15,824)	(11,554)	(41,697)	(36,078)
Casualty-related recoveries/(charges), net	(541)	—	(2,380)	(500)
Other depreciation and amortization	(1,457)	(1,385)	(4,780)	(3,658)
Income/(loss) from unconsolidated entities	2,691	(939)	61,277	(4,932)
Interest expense	(30,232)	(33,087)	(88,705)	(97,662)
Interest income and other income/(expense), net	402	9,061	1,144	11,902
Tax benefit/(expense), net	633	2,490	2,462	8,049
Gain/(loss) on sale of real estate owned, net of tax	—	31,377	79,042	82,380
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership	(405)	(1,447)	(6,022)	(3,171)
Net (income)/loss attributable to noncontrolling interests	1	4	(6)	(2)
Net income/(loss) attributable to UDR, Inc.	$13,291	$40,549	$173,968	$88,917
Same-Store Communities
Our Same-Store Community properties (those acquired, developed, and stabilized prior to July 1, 2014 for quarter-to-date comparison and January 1, 2014 for year-to-date comparison and held as of September 30, 2015) consisted of 34,774 and 33,495 apartment homes, respectively, and provided 83.2% and 79.6% of our total NOI for the three and nine months ended September 30, 2015, respectively.
Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014
NOI for our Same-Store Community properties increased 7.3% or $8.7 million for the three months ended September 30, 2015 compared to the same period in 2014. The increase in property NOI was attributable to a 5.9% or $10.0 million increase in property rental income, which was partially offset by a 2.7% or $1.4 million increase in operating expenses. The increase in property income was primarily driven by a 5.8% or $9.4 million increase in rental rates and a 7.2% or $0.9 million increase in reimbursement and fee income. Physical occupancy decreased 0.3% to 96.6% and total monthly income per occupied home increased 6.2% to $1,792.
The increase in operating expenses was primarily driven by a 20.4% or $0.5 million increase in insurance expense, a 6.2% or $0.5 million increase in utilities expense, and a 3.9% or $0.3 million increase in repair and maintenance expense.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 70.7% for the three months ended September 30, 2015 as compared to 69.8% for the comparable period in 2014.

Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014
NOI for our Same-Store Community properties increased 6.8% or $22.6 million for the nine months ended September 30, 2015 compared to the same period in 2014. The increase in property NOI was attributable to a 5.4% or $25.9 million increase in property rental income, which was partially offset by a 2.3% or $3.3 million increase in operating expenses. The increase in property income was primarily driven by a 4.8% or $21.7 million increase in rental rates and an 5.9% or $2.0 million increase in reimbursement and fee income. Physical occupancy increased 0.2% to 96.8% and total monthly income per occupied home increased 5.3% to $1,721.
The increase in operating expenses was primarily driven by a 2.2% or $1.1 million increase in real estate taxes, a 4.1% or $0.9 million increase in utilities expense, and a 1.8% or $0.6 million increase in personnel costs.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 70.9% for the nine months ended September 30, 2015 as compared to 70.0% for the comparable period in 2014.
Non-Mature Communities/Other
UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped properties, and the non-apartment components of mixed use properties.
Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014
The remaining 16.8% or $25.8 million of our total NOI during the three months ended September 30, 2015 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 24.5% or $5.1 million for the three months ended September 30, 2015 as compared to the same period in 2014. The increase was primarily driven by an increase in NOI from developed and redeveloped communities of $4.8 million and $0.8 million, respectively, completed in 2014 and 2015 and an increase of $1.2 million from acquired communities, which was partially offset by a decrease in NOI of $4.0 million from communities sold in 2014 and 2015.
Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014
The remaining 20.4% or $91.4 million of our total NOI during the nine months ended September 30, 2015 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 16.0% or $12.6 million for the nine months ended September 30, 2015 as compared to the same period in 2014. The increase was primarily driven by an increase in NOI from developed and redeveloped communities of $13.2 million and $6.5 million, respectively, completed in 2014 and 2015 and an increase of $3.9 million from acquired communities, which was partially offset by a decrease in NOI of $13.7 million from communities sold in 2014 and 2015.
Real Estate Depreciation and Amortization
For the three months ended September 30, 2015, real estate depreciation and amortization increased 1.4% or $1.2 million as compared to the comparable period in 2014. The increase in depreciation and amortization for the three months ended September 30, 2015 was primarily due to homes delivered from our development and redevelopment communities, partially offset by a decrease from sold communities and fully depreciated assets.
During the nine months ended September 30, 2015, real estate depreciation and amortization increased 1.1% or $2.9 million as compared to the comparable period in 2014. The increase in depreciation and amortization for the nine months ended September 30, 2015 was primarily due to homes delivered from our development and redevelopment communities, partially offset by a decrease from sold communities and fully depreciated assets.

General and Administrative

For the three months ended September 30, 2015, general and administrative expense increased 37.0% or $4.3 million as compared to the comparable period in 2014. The increase in general and administrative expense for the three months ended September 30, 2015 was primarily due to an increase in projected bonus expense, stock based compensation expense for the long-term incentive plan and salary and benefit increases.

For the nine months ended September 30, 2015, general and administrative expense increased 15.6% or $5.6 million as compared to the comparable period in 2014. The increase in general and administrative expense for the nine months ended September 30, 2015 was primarily due to an increase in projected bonus expense, stock based compensation expense for the long-term incentive plan and salary and benefit increases.

Interest Expense
For the three months ended September 30, 2015, interest expense decreased by 8.6% or $2.9 million as compared to the comparable period in 2014. The decrease in interest expense for the three months ended September 30, 2015 was primarily due to the repayment of the $325.2 million medium term notes in January 2015, and the replacement of debt at lower rates.
For the nine months ended September 30, 2015, interest expense decreased by 9.2% or $9.0 million as compared to the comparable period in 2014. The decrease in interest expense for the nine months ended September 30, 2015 was primarily due to the repayment of the $325.2 million medium term notes in January 2015, and the replacement of debt at lower rates.

Gain/(Loss) on Sale of Real Estate Owned, Net of Tax
During the three months ended September 30, 2015, the Company did not recognize any gains (net of tax) on the sale of depreciable property. During the three months ended September 30, 2014, the Company recognized gains (net of tax) of $31.3 million on the sale of three communities with 963 apartment homes.
During the nine months ended September 30, 2015, the Company recognized gains (net of tax) of $79.0 million on the sale of three communities, located in Clearwater, Florida, Orlando, Florida and Beaverton, Oregon, with 812 apartment homes. During the nine months ended September 30, 2014, the Company recognized gains (net of tax) of $82.3 million on the sale of six communities with a total of 1,904 apartment homes, one operating property and an adjacent parcel of land.

Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, the majority of our leases are for a term of fourteen months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and nine months ended September 30, 2015.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

United Dominion Realty, L.P.:
Business Overview
United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”) is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At September 30, 2015, the Operating Partnership’s real estate portfolio included 67 communities located in nine states and the District of Columbia with a total of 20,569 apartment homes.
As of September 30, 2015, UDR owned 110,883 units of our general limited partnership interests and 174,114,516 units of our limited partnership interests (the “OP Units”), or approximately 95.1% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this section to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries. In this section, we refer to the General Partner together with its consolidated subsidiaries (including us) and the General Partner’s consolidated joint ventures as “UDR” or the “General Partner.”
UDR is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in June 2003. At September 30, 2015, the General Partner’s consolidated real estate portfolio included 136 communities located in 10 states and the District of Columbia with a total of 39,405 apartment homes. In addition, the General Partner had an ownership interest in 28 communities with 6,696 completed apartment homes through unconsolidated operating communities.
The Operating Partnership’s same-store community apartment home population for the three and nine months ended September 30, 2015 was 19,024 and 18,060, respectively.

The following table summarizes our market information by major geographic markets as of September 30, 2015:

					Three Months Ended		Nine Months Ended
		September 30, 2015			September 30, 2015		September 30, 2015
Same-Store Communities	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Monthly Income per Occupied Home (a)	Average Physical Occupancy	Monthly Income per Occupied Home (a)
West Region
Orange County, CA	8	3,499	17.5%	$746,311	95.6%	$1,861	96.0%	$1,776
San Francisco, CA	8	1,881	11.8%	501,565	96.2%	2,835	96.8%	2,807
Seattle, WA	5	932	5.1%	215,268	96.7%	1,649	97.2%	1,650
Los Angeles, CA	2	344	2.5%	108,477	96.3%	2,278	96.1%	2,284
Monterey Peninsula, CA	7	1,565	3.9%	164,006	97.2%	1,315	97.3%	1,318
Other Southern California	2	516	2.1%	90,783	95.5%	1,747	95.7%	1,740
Portland, OR	2	476	1.1%	46,619	97.2%	1,272	97.7%	1,277
Mid-Atlantic Region
Metropolitan D.C.	7	2,378	13.3%	565,236	96.4%	1,944	96.4%	1,929
Baltimore, MD	4	816	3.0%	126,563	96.2%	1,609	96.6%	1,589
Southeast Region
Tampa, FL	2	942	2.4%	101,830	97.1%	1,261	97.0%	1,270
Nashville, TN	6	1,612	3.2%	136,736	97.5%	1,078	97.4%	1,077
Other Florida	1	636	1.9%	82,012	96.7%	1,426	96.7%	1,420
Northeast Region
New York, NY	2	996	14.1%	600,140	97.9%	3,688	98.0%	3,675
Boston, MA	2	833	4.3%	182,226	97.2%	1,937	96.8%	1,941
Southwest Region
Dallas, TX	2	1,348	4.5%	191,819	96.4%	1,439	96.4%	1,441
Austin, TX	1	250	0.9%	39,929	97.7%	1,720	96.6%	1,720
Total/Average Same-Store Communities	61	19,024	91.6%	3,899,520	96.6%	$1,841	96.8%	$1,823
Non-Mature, Commercial Properties & Other	2	636	4.8%	207,600
Real Estate Held for Disposition (b)	4	909	3.6%	151,458
Total Real Estate Owned	67	20,569	100.0%	4,258,578
Total Accumulated Depreciation				(1,518,558)
Total Real Estate Owned, Net of Accumulated Depreciation				$2,740,020

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.

(b)
The Operating Partnership had four communities with a total of 909 apartment homes that met the criteria to be classified as held for sale at September 30, 2015. The communities are located in Columbia, MD, Pinellas Park, FL, Orange County, CA and Oxnard, CA.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.
Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to July 1, 2014 for quarter-to-date comparison and January 1, 2014 for year-to-date comparison and held as of September 30, 2015. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

Our Non-Mature Communities/Other segment represents those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped properties, and the non-apartment components of mixed use properties.
UDR Lighthouse DownREIT L.P. Formation
In connection with the acquisitions described below, on October 5, 2015, UDR, as the sole general partner and a limited partner, and the Operating Partnership, as a limited partner, entered into a partnership agreement of the UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). The Operating Partnership, directly or indirectly, owns approximately 41.6% of the units of limited partnership interest in the DownREIT Partnership (“DownREIT Units”), which it received in exchange for its contribution of seven properties to the DownREIT Partnership. UDR owns an additional 8.5% direct interest in the DownREIT Partnership.
As a result of the contribution of those seven properties to the DownREIT Partnership by the Operating Partnership, the properties will no longer be consolidated in the Operating Partnership’s financial statements, resulting in a decrease in the real estate owned, debt, revenues and expenses of the Operating Partnership. A gain will be recorded for a portion of the Operating Partnership’s ownership interest in the seven properties that was disposed during the three months ended December 31, 2015. The Operating Partnership's interest in those seven properties, through its ownership interest in the DownREIT Partnership, will be reported as Investment in and advances to unconsolidated joint ventures, net on the consolidated balance sheet and Income/(loss) from unconsolidated entities on the consolidated statement of operations in the Operating Partnership’s consolidated financial statements.
Property Acquisitions
From October 6-8, 2015, UDR completed the acquisition of six Washington, DC area properties from Home Properties, L.P. (“Home OP”) for a total purchase price of $901 million, which was comprised of $565 million of newly issued DownREIT Units issued at $35 per unit, the assumption of $89 million of debt, $221 million of reverse Section 1031 exchanges and $26 million of cash. In addition, UDR issued approximately 13.7 million shares of its Series F Preferred Stock to former limited partners of Home OP, which had the right to subscribe for one share of Series F Preferred Stock for each DownREIT Unit issued in connection with the acquisitions.
Of the six properties acquired from Home OP, four properties were acquired through the DownREIT Partnership, one property was acquired by the Operating Partnership through a reverse Section 1031 exchange and one property was acquired by an affiliate of UDR through a reverse Section 1031 exchange.
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

As of September 30, 2015, the Operating Partnership had approximately $186.7 million of principal payments on secured debt maturing during the remainder of 2015. We anticipate that we will repay that debt with operating cash flows or proceeds from borrowings allocated to us under our General Partner’s credit agreements. The repayment of debt will be recorded as an offset to the Advances (to)/from General Partner.
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
Statements of Cash Flows
The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014.
Operating Activities
For the nine months ended September 30, 2015, Net cash provided by/(used in) operating activities was $178.9 million compared to $157.8 million for the comparable period in 2014. The increase in net cash flow from operating activities was primarily due to improved operating income.
Investing Activities
For the nine months ended September 30, 2015, Net cash provided by/(used in) investing activities was $(24.2) million compared to $(26.4) million for the comparable period in 2014. The change was primarily due to a decrease in expenditures on development, partially offset by a decrease in proceeds from dispositions and increased expenditures for redevelopment. Changes in the level of investment activities from period to period reflect our strategy as it relates to development activities, capital expenditures, and dispositions.
Disposition of Investments

During the nine months ended September 30, 2015, the Operating Partnership sold one community with a total of 240 apartment homes for gross proceeds of $45.3 million, resulting in net proceeds of $27.7 million and a total gain, net of tax, of $32.4 million.
Real Estate Under Development and Redevelopment
At September 30, 2015, the Operating Partnership was redeveloping one community in San Francisco, California, which is expected to be completed in the first quarter of 2016. The redevelopment includes the renovation of building exteriors, corridors, and common area amenities and will not impact any apartment homes.
Financing Activities
For the nine months ended September 30, 2015, our Net cash provided by/(used in) financing activities was $(155.1) million compared to $(131.8) million for the comparable period of 2014. The increase in cash used in financing activities was primarily due to an increase in advances to the General Partner.

Credit Facilities
As of September 30, 2015, an aggregate commitment of $511.4 million of the General Partner's secured credit facilities with Fannie Mae was allocated to the Operating Partnership based on the ownership of the assets securing the debt. The entire commitment was outstanding at September 30, 2015. The Fannie Mae credit facilities mature at various dates from May 2017 through July 2023 and bear interest at floating and fixed rates. At September 30, 2015, $333.9 million of the outstanding balance was fixed at a weighted average interest rate of 4.90% and the remaining balance of $177.5 million on these facilities had a weighted average variable interest rate of 1.89%.
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $900 million, $250 million of term notes due June 2018, $100 million of term notes due June 2018, $300 million of medium-term notes due June 2018, $300 million of medium-term notes due October 2020, $400 million of medium-term notes due January 2022, $300 million of medium-term notes due July 2024, and $300 million of medium-term notes due October 2025. As of September 30, 2015 and December 31, 2014, the outstanding balance under the unsecured revolving credit facility was $110.0 million and $152.5 million, respectively.
The credit facilities are subject to customary financial covenants and limitations.
On October 20, 2015, UDR, Inc. entered into a credit agreement that provides for a $1.1 billion senior unsecured revolving credit facility and a $350.0 million senior unsecured term loan facility, of both of which are guaranteed by the Operating Partnership. The credit agreement includes an accordion feature that allows the total commitments under the revolving credit facility and the total borrowings under the term loan facility to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions. The revolving credit facility has a scheduled maturity date of January 31, 2020, with two six-month extension options, subject to certain conditions. The term loan facility has a scheduled maturity date of January 29, 2021. The credit agreement replaces UDR, Inc.’s existing $900 million revolving credit facility, scheduled to mature in December 2017, and UDR, Inc.’s $250 million and $100 million term loans, both due June 2018, all of which were paid in full using proceeds borrowed under the new credit agreement (see Note 11, Subsequent Events, in the Notes to the United Dominion Realty, L.P. Consolidated Financial Statements included in this Report).
Derivative Instruments
As part of our General Partner’s overall interest rate risk management strategy, our General Partner uses derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. Our General Partner’s derivative transactions used for interest rate risk management include interest rate swaps with indexes that relate to the pricing of specific debt instruments of our General Partner that are allocated to the Operating Partnership. The General Partner believes that we have appropriately controlled our interest rate risk through the use of derivative instruments (allocated to the Operating Partnership based on the General Partner’s underlying debt instruments allocated to the Operating Partnership) to minimize any unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three and nine months ended September 30, 2015 (see Note 7, Derivatives and Hedging Activity, in the Notes to the Operating Partnership’s Consolidated Financial Statements included in this Report).
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $204.5 million in variable rate debt that is not subject to interest rate swap contracts as of September 30, 2015. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the nine months ended September 30, 2015 would increase by $1.5 million based on the average balance outstanding during the period.
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
Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, and includes the results of both continuing and discontinued operations for the periods presented.
Net Income/(Loss) Attributable to OP Unitholders
Net income attributable to OP unitholders was $14.6 million ($0.08 per diluted OP Unit) for the three months ended September 30, 2015 as compared to net income of $8.6 million ($0.05 per diluted OP Unit) for the comparable period in the prior year. The increase in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•
an increase of $6.5 million in total property NOI primarily due to higher occupancy and higher revenue per occupied home, and NOI from the homes placed in service related to development and redevelopment projects completed in 2015 and 2014.

Net income attributable to OP unitholders was $98.3 million ($0.54 per diluted OP Unit) for the nine months ended September 30, 2015 as compared to net income of $63.6 million ($0.35 per diluted OP Unit) for the comparable period in the prior year. The increase in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•
gains (net of tax) of $32.4 million on the sale of one community, located in Beaverton, Oregon, and the recognition of $24.6 million in deferred gains during the nine months ended September 30, 2015, partially offset by recognized gains (net of tax) during the nine months ended September 30, 2014 of $40.7 million on the sale of one operating property and an adjacent parcel of land in San Diego, CA and the sale of one community in Tampa, Florida; and

•
an increase of $19.6 million in total property NOI primarily due to higher occupancy and higher revenue per occupied home, and NOI from the homes placed in service related to development and redevelopment projects completed in 2015 and 2014.

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

The following table summarizes the operating performance of our total portfolio (which includes discontinued operations) for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, (a)			September 30, (b)
	2015	2014	% Change	2015	2014	% Change
Same-Store Communities:
Same-store rental income	103,595	97,212	6.6%	286,713	270,508	6.0%
Same-store operating expense (c)	(29,825)	(28,590)	4.3%	(81,028)	(78,721)	2.9%
Same-store NOI	73,770	68,622	7.5%	205,685	191,787	7.2%

Non-Mature Communities/Other NOI:
Sold and held for sale communities NOI	3,055	3,386	(9.8)%	10,199	10,289	(0.9)%
Developed communities NOI	818	(403)	303.0%	1,961	(479)	509.4%
Redeveloped communities NOI	2,509	2,331	7.6%	20,085	16,935	18.6%
Commercial NOI and other	2,138	1,817	17.7%	4,758	4,606	3.3%
Total non-mature communities/other NOI	8,520	7,131	19.5%	37,003	31,351	18.0%

Total Property NOI	$82,290	$75,753	8.6%	$242,688	$223,138	8.8%

(a)	Same-Store Community population consisted of 19,024 apartment homes.

(b)	Same-Store Community population consisted of 18,060 apartment homes.

(c)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of total property NOI to Net income/(loss) attributable to OP unitholders as reflected, for both continuing and discontinued operations, for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total property NOI	$82,290	$75,753	$242,688	$223,138
Property management	(3,167)	(2,955)	(9,307)	(8,653)
Other operating expenses	(1,482)	(1,484)	(4,468)	(4,371)
Real estate depreciation and amortization	(43,829)	(45,043)	(132,411)	(134,011)
General and administrative	(7,935)	(6,939)	(20,606)	(21,368)
Casualty-related recoveries/(charges), net	(16)	—	(888)	(500)
Interest expense	(10,909)	(10,457)	(32,587)	(30,629)
Gain/(loss) on sale of real estate owned	—	—	56,998	40,687
Net (income)/loss attributable to noncontrolling interests	(335)	(238)	(1,075)	(697)
Net income/(loss) attributable to OP unitholders	$14,617	$8,637	$98,344	$63,596
Same-Store Communities
Our Same-Store Community properties (those acquired, developed, and stabilized prior to July 1, 2014 for quarter-to-date comparison and January 1, 2014 for year-to-date comparison and held as of September 30, 2015) consisted of 19,024 and 18,060 apartment homes, respectively, and provided 89.6% and 84.8% of our total NOI for the three and nine months ended September 30, 2015, respectively.

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014
NOI for our Same-Store Community properties increased 7.5% or $5.1 million for the three months ended September 30, 2015 compared to the same period in 2014. The increase in property NOI was primarily attributable to a 6.6% or $6.4 million increase in property rental income, which was partially offset by a 4.3% or $1.2 million increase in operating expenses. The increase in revenues was primarily driven by a 6.6% or $6.1 million increase in rental rates, and a 7.8% or $0.6 million increase in fee and reimbursement income. Physical occupancy decreased 0.3% to 96.6% and total income per occupied home increased 6.8% to $1,841 for the three months ended September 30, 2015 compared to the same period in 2014.
The increase in property operating expenses was primarily driven by a 5.9% or $0.5 million increase in real estate tax expense, a 6.0% or $0.3 million increase in utilities expense, and a 17.9% or $0.2 million increase in insurance expense compared to the same period in 2014.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 71.2% for the three months ended September 30, 2015 as compared to 70.6% for the comparable period in 2014.
Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014
NOI for our Same-Store Community properties increased 7.2% or $13.9 million for the nine months ended September 30, 2015 compared to the same period in 2014. The increase in property NOI was primarily attributable to a 6.0% or $16.2 million increase in property rental income, which was partially offset by a 2.9% or $2.3 million increase in operating expenses. The increase in revenues was primarily driven by a 5.4% or $14.0 million increase in rental rates, and a 6.1% or $1.2 million increase in fee and reimbursement income. Physical occupancy increased 0.7% to 96.8% and total income per occupied home increased 5.3% to $1,823 for the nine months ended September 30, 2015 compared to the same period in 2014.
The increase in property operating expenses was primarily driven by a 4.1% or $1.1 million increase in real estate tax expense personnel cost, a 2.8% or $0.6 million increase in personnel cost, and a 3.6% or $0.5 million in utilities expense compared to the same period in 2014.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 71.7% for the nine months ended September 30, 2015 as compared to 70.9% for the comparable period in 2014.
Non-Mature Communities/Other
The Operating Partnership’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped properties, and the non-apartment components of mixed use properties.
Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014
The remaining 10.4% or $8.5 million of our total NOI during the three months ended September 30, 2015 was generated from our Non-Mature Communities. NOI from Non-Mature Communities/Other increased 19.5% or $1.4 million for the three months ended September 30, 2015 compared to the same period in 2014. The increase was primarily driven by a increase in NOI from redeveloped properties of $0.2 million and from development properties of $1.2 million.
Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014
The remaining 15.2% or $37.0 million of our total NOI during the nine months ended September 30, 2015 was generated from our Non-Mature Communities. NOI from Non-Mature Communities/Other increased 18.0% or $5.7 million for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was primarily driven by an increase in NOI from redeveloped properties of $3.2 million and from development properties of $2.4 million.
Real Estate Depreciation and Amortization
For the three and nine months ended September 30, 2015, real estate depreciation and amortization decreased 2.7% or $1.2 million and 1.2% or $1.6 million, respectively, as compared to the comparable periods in 2014. The decrease in depreciation and amortization for the three and nine months ended September 30, 2015 was primarily due to sold communities and fully depreciated assets partially offset by homes delivered from our development and redevelopment communities.

General and Administrative

For the three months ended September 30, 2015, general and administrative expense increased 14.4% or $1.0 million as compared to the comparable period in 2014, primarily due to higher incentive compensation and salary and benefit increases. For the nine months ended September 30, 2015, general and administrative expense decreased 3.6% or $0.8 million as compared to the comparable period in 2014 due to declines in various expenses of the Operating Partnership.

Interest Expense

For the three and nine months ended September 30, 2015, interest expense increased by 4.3% or $0.5 million and 6.4% or $2.0 million, respectively, as compared to the comparable periods in 2014. The increase in interest expense for the three and nine months ended September 30, 2015 was primarily due to a lower portion of interest capitalized in 2015 as a result of completed developments.

Gain/(Loss) on Sale of Real Estate Owned

During the three months ended September 30, 2015 and 2014, the Company did not complete any sales of consolidated real estate owned.

During the nine months ended September 30, 2015, the Company sold one community in Beaverton, Oregon and recognized a $32.4 million gain on the sale of real estate and $24.6 million in deferred gains. During the nine months ended September 30, 2014, the Operating Partnership recognized $40.7 million of gains on the sale of one operating property and an adjacent parcel of land in San Diego, CA and the sale of one community in Tampa, Florida.

Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and nine months ended September 30, 2015.
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
See our Annual Report on Form 10-K for the year ended December 31, 2014 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2015, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.
There have not been any changes in either the Company’s or the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the third fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of either the Company or the Operating Partnership.

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

Property Ownership Through Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. We currently have 14 active joint ventures and partnerships, excluding our participating loan investment, with a total equity investment of $696.7 million. We could become engaged in a dispute with one or more of our joint venture partners which might affect our ability to operate a jointly-owned property. Moreover, joint venture partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, joint venture partners may have competing interests in our markets that could create conflicts of interest. Also, our joint venture partners might refuse to make capital contributions when due and we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners’ interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the joint venture (if we are the seller) or of the other partner’s interest in the joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process.
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
We may not be permitted to dispose of certain properties or pay down the indebtedness associated with those properties when we might otherwise desire to do so without incurring additional costs. In connection with certain property acquisitions, we have agreed with the sellers that we will not dispose of the acquired properties or reduce the mortgage indebtedness on such properties for significant periods of time unless we pay certain of the resulting tax costs of the sellers, and we may enter into similar agreements in connection with future property acquisitions. These agreements could result in us retaining properties that we would otherwise sell or not paying down or refinancing indebtedness that we would otherwise pay down or refinance.

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
Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of September 30, 2015, UDR had approximately $520.4 million of variable rate indebtedness outstanding, which constitutes approximately 14.8% of total outstanding indebtedness as of such date. As of September 30, 2015, the Operating Partnership had approximately $204.5 million of variable rate indebtedness outstanding, which constitutes approximately 22.5% of total outstanding indebtedness to third parties as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of UDR’s common and preferred stock and debt securities.
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
The Operating Partnership and the DownREIT Partnership Intend to Qualify as Partnerships, But Cannot Guarantee That They Will Qualify. The Operating Partnership and the DownREIT Partnership intend to qualify as partnerships for federal income tax purposes, and intend to take that position for all income tax reporting purposes. If classified as partnerships, the Operating Partnership and the DownREIT Partnership generally will not be taxable entities and will not incur federal income tax liability. However, the Operating Partnership and the DownREIT Partnership would be treated as corporations for federal income tax purposes if they were “publicly traded partnerships,” unless at least 90% of their income was qualifying income as defined in the Code. A “publicly traded partnership” is a partnership whose partnership interests are traded on an established securities market or are readily tradable on a secondary market (or the substantial equivalent thereof). Although neither the Operating Partnership’s nor the DownREIT Partnership’s partnership units are traded on an established securities market, because of the redemption rights of their limited partners, the Operating Partnership’s and DownREIT Partnership’s units held by limited partners could be viewed as readily tradable on a secondary market (or the substantial equivalent thereof), and the Operating Partnership and the DownREIT Partnership may not qualify for one of the “safe harbors” under the applicable tax regulations. Qualifying income for the 90% test generally includes passive income, such as real property rents, dividends and interest. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. The Operating Partnership and the DownREIT Partnership may not meet this qualifying income test. If the Operating Partnership or the DownREIT Partnership were to be taxed as a corporation, they would incur substantial tax liabilities, and UDR would then fail to qualify as a REIT for tax purposes, unless it qualified for relief under certain statutory savings provisions, and our ability to raise additional capital would be impaired.

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

During the three months ended September 30, 2015, we issued 9,390 shares of our common stock upon redemption of OP Units. Because these shares of common stock were issued to accredited investors in transactions not involving a public offering, the transactions were exempt from registration under the Securities Act of 1933 in accordance with Section 4(a)(2).

Repurchase of Equity Securities
In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended September 30, 2015.

Period	Total Number of Shares Purchased	Weighted Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510
July 1, 2015 through July 31, 2015	—	—	—	15,032,510
August 1, 2015 through August 31, 2015	—	—	—	15,032,510
September 1, 2015 through September 30, 2015	—	—	—	15,032,510
Balance as of September 30, 2015	9,967,490	$22.00	9,967,490	15,032,510

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

UDR, Inc.
Date:	October 27, 2015	/s/ Mark A. Schumacher
Mark A. Schumacher Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)

United Dominion Realty, L.P.
		By:	UDR, Inc., its general partner

Date:	October 27, 2015	/s/ Mark A. Schumacher
Mark A. Schumacher Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1 +
Amendment Agreement, dated as of August 27, 2015, by and among UDR, Inc., United Dominion Realty, L.P., Home Properties, Inc., Home Properties, L.P., LSREF4 Lighthouse Acquisitions, LLC, LSREF4 Lighthouse Corporate Acquisitions, LLC and LSREF4 Lighthouse Operating Acquisitions, LLC.

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

101
XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended September 30, 2015, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., (vi) notes to consolidated financial statements of UDR, Inc., (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of comprehensive income/(loss) of United Dominion Realty, L.P., (x) consolidated statements of changes in capital of United Dominion Realty, L.P., (xi) consolidated statements of cash flows of United Dominion Realty, L.P., and (xii) notes to consolidated financial statements of United Dominion Realty, L.P.

+ Filed herewith

EXHIBIT 12.1
UDR, Inc.
Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings:
Income/(loss) from continuing operations	$13,695	$10,611	$100,954	$9,775
Add (from continuing operations):
Interest on indebtedness (a)	30,232	33,087	88,705	97,662
Portion of rents representative of the interest factor	442	532	1,424	1,666
Amortization of capitalized interest	937	927	2,802	2,783
Total earnings	$45,306	$45,157	$193,885	$111,886
Fixed charges and preferred stock dividends (from continuing operations):
Interest on indebtedness (a)	$30,232	$33,087	$88,705	$97,662
Interest capitalized	3,572	5,172	12,187	15,395
Portion of rents representative of the interest factor	442	532	1,424	1,666
Fixed charges	$34,246	$38,791	$102,316	$114,723

Add:
Preferred stock dividends	930	931	2,792	2,793
Combined fixed charges and preferred stock dividends	$35,176	$39,722	$105,108	$117,516

Ratio of earnings to fixed charges	1.32	1.16	1.89	—	(b)
Ratio of earnings to combined fixed charges and preferred stock dividends	1.29	1.14	1.84	—	(c)

(a)
Includes interest expense of consolidated subsidiaries, amortization of deferred loan costs, realized losses related to hedging activities and amortization of premiums and discounts related to indebtedness.

(b)	The ratio was less than 1:1 for the nine months ended September 30, 2014 as earnings were inadequate to cover fixed charges by deficiencies of approximately $2.8 million.

(c)
The ratio was less than 1:1 for the nine months ended September 30, 2014 as earnings were inadequate to cover combined fixed charges and preferred stock dividends by deficiencies of approximately $5.6 million.

EXHIBIT 12.2
United Dominion Realty, L.P.
Computation of Ratio of Earnings to Fixed Charges
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings:
Income/(loss) from continuing operations	$14,952	$8,875	$42,421	$23,606
Add from continuing operations:
Interest on indebtedness (1)	10,909	10,457	32,587	30,629
Portion of rents representative of the interest factor	449	437	1,407	1,300
Amortization of capitalized interest	183	181	547	543
Total earnings	$26,493	$19,950	$76,962	$56,078
Fixed charges from continuing operations:
Interest on indebtedness (1)	$10,909	$10,457	$32,587	$30,629
Interest capitalized	50	805	104	2,830
Portion of rents representative of the interest factor	449	437	1,407	1,300
Fixed charges	$11,408	$11,699	$34,098	$34,759

Ratio of earnings to fixed charges	2.32	1.71	2.26	1.61

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

Date:	October 27, 2015	/s/ Thomas W. Toomey

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

Date:	October 27, 2015	/s/ Thomas M. Herzog

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

Date:	October 27, 2015	/s/ Thomas W. Toomey

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

Date:	October 27, 2015	/s/ Thomas M. Herzog

Thomas M. Herzog
Senior Vice President and Chief Financial Officer of UDR, Inc. (Principal Financial Officer),
general partner of United Dominion Realty, L.P.

EXHIBIT 32.1

CERTIFICATION

In connection with the periodic report of UDR, Inc. (the “Company”) on Form 10-Q for the quarter ended September 30, 2015, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas W. Toomey, Chief Executive Officer and President of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date:	October 27, 2015	/s/ Thomas W. Toomey

Thomas W. Toomey
Chief Executive Officer and President (Principal Executive Officer)

EXHIBIT 32.2

CERTIFICATION

In connection with the periodic report of UDR, Inc. (the “Company”) on Form 10-Q for the quarter ended September 30, 2015, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas M. Herzog, Senior Vice President and Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date:	October 27, 2015	/s/ Thomas M. Herzog

Thomas M. Herzog
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT 32.3

CERTIFICATION

In connection with the periodic report of United Dominion Realty, L.P. (the “Operating Partnership”) on Form 10-Q for the quarter ended September 30, 2015, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas W. Toomey, Chief Executive Officer and President of UDR, Inc., the general partner of the Operating Partnership, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership at the dates and for the periods indicated.

Date:	October 27, 2015	/s/ Thomas W. Toomey

Thomas W. Toomey
Chief Executive Officer and President of UDR, Inc. (Principal Executive Officer),
general partner of United Dominion Realty, L.P.

EXHIBIT 32.4

CERTIFICATION

In connection with the periodic report of United Dominion Realty, L.P. (the “Operating Partnership”) on Form 10-Q for the quarter ended September 30, 2015, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas M. Herzog, Senior Vice President and Chief Financial Officer of UDR, Inc., the general partner of the Operating Partnership, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Operating Partnership at the dates and for the periods indicated.

Date:	October 27, 2015	/s/ Thomas M. Herzog

Thomas M. Herzog
Senior Vice President and Chief Financial Officer of UDR, Inc. (Principal Financial Officer),
general partner of United Dominion Realty, L.P.