Form 10-K
period 2015-12-31
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2016-02-23
CIK 74208, 1018254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the shares of common stock of UDR, Inc. held by non-affiliates on June 30, 2015 was approximately $3.7 billion. This calculation excludes shares of common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 22, 2016, there were 262,132,787 shares of UDR, Inc.’s common stock outstanding.
There is no public trading market for the partnership units of United Dominion Realty, L.P. As a result, an aggregate market value of the partnership units of United Dominion Realty, L.P. cannot be determined.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from UDR, Inc.’s definitive proxy statement for the 2016 Annual Meeting of Stockholders.

EXPLANATORY NOTE
This Report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2015 of UDR, Inc., a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR, Inc. is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company,” “UDR” or “UDR, Inc.” refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including United Dominion Realty, L.P. and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”), a Delaware limited partnership of which UDR is the sole general partner that was formed in conjunction with certain acquisitions from Home Properties, L.P., a New York limited partnership, by UDR in October 2015. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or the “OP” refer to United Dominion Realty, L.P., together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership and the DownREIT Partnership are referred to as “OP Units” and “DownREIT Units,” respectively, and the holders of the OP Units and DownREIT Units are referred to as “unitholders.” This combined Form 10-K is being filed separately by UDR and the Operating Partnership.
There are a number of differences between the Company and the Operating Partnership, which are reflected in our disclosure in this Report. UDR is a real estate investment trust (“REIT”), whose most significant asset is its ownership interest in the Operating Partnership. UDR also conducts business through other subsidiaries, including its taxable REIT subsidiary (“TRS”). UDR acts as the sole general partner of the Operating Partnership, holds interests in subsidiaries and joint ventures, owns and operates properties, issues securities from time to time and guarantees debt of certain of our subsidiaries. The Operating Partnership conducts the operations of a substantial portion of the business and is structured as a partnership with no publicly traded equity securities. The Operating Partnership has guaranteed certain outstanding debt of UDR.
As of December 31, 2015, UDR owned 110,883 units (100%) of the general partnership interests of the Operating Partnership and 174,114,516 units (or approximately 95.0%) of the limited partnership interests of the Operating Partnership. UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities” and “Control and Procedures” are provided for each of UDR and the Operating Partnership. In addition, certain disclosures in “Business” are separated by entity to the extent that the discussion relates to UDR’s business outside of the Operating Partnership.

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

•
our internal controls over financial reporting may not be considered effective which could result in a loss of investor confidence in our financial reports, and in turn have an adverse effect on our stock price; and

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

Item 1. BUSINESS
General
UDR is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages multifamily apartment communities generally located in high barrier-to-entry markets throughout the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement processes, low single-family home affordability and strong employment growth potential. At December 31, 2015, our consolidated real estate portfolio included 133 communities located in 18 markets, with a total of 40,728 completed apartment homes, which are held through our subsidiaries, including the Operating Partnership and the DownREIT Partnership, and consolidated joint ventures. In addition, we have an ownership interest in 28 communities containing 6,696 apartment homes through unconsolidated joint ventures or partnerships. As of December 31, 2015, the Company was developing one wholly-owned community with 516 apartment homes and four unconsolidated joint venture communities with 1,173 apartment homes, none of which have been completed.
At December 31, 2015, the Operating Partnership’s consolidated real estate portfolio included 57 communities located in 14 markets, with a total of 16,974 completed apartment homes. The Operating Partnership owns, operates, acquires, renovates, develops, redevelops, and manages multifamily apartment communities generally located in high barrier-to-entry markets located throughout the United States. During the year ended December 31, 2015, revenues of the Operating Partnership represented approximately 51% of our total rental revenues.
UDR has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to in this Report as the “Code.” To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our stockholders annually. As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent we distribute such net income to our stockholders annually. In 2015, we declared total distributions of $1.11 per common share and paid dividends of $1.0925 per common share.

	Dividends Declared in 2015	Dividends Paid in 2015
First Quarter	$0.2775	$0.2600
Second Quarter	0.2775	0.2775
Third Quarter	0.2775	0.2775
Fourth Quarter	0.2775	0.2775
Total	$1.1100	$1.0925
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
As of February 22, 2016, we had 1,569 full-time associates and 42 part-time associates, all of whom were employed by UDR.
Reporting Segments
We report in two segments: Same-Store Communities and Non-Mature Communities/Other.
Our Same-Store Communities segment includes those communities acquired, developed, and stabilized prior to January 1, 2014, and held as of December 31, 2015. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not classified as held for sale at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

Our Non-Mature Communities/Other segment represents those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties. For additional information regarding our operating segments, see Note 15, Reportable Segments, in the Notes to the UDR Consolidated Financial Statements included in this Report and Note 13, Reportable Segments, in the Notes to the Operating Partnership’s Consolidated Financial Statements included in this Report.
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
2015 Highlights

•
In July 2015, the Company marked its 43rd year as a REIT and paid its 172nd consecutive quarterly dividend in October. The Company’s annualized declared 2015 dividend of $1.11 represented a 6.7% increase over the previous year.

•	We achieved Same-Store revenue growth of 5.6% and same-store net operating income (“NOI”) growth of 6.7%.

•
We completed one development in Boston, MA containing 369 homes for an aggregate cost of approximately $217.7 million. We also completed the redevelopment of 708 homes at a community in New York, NY for an aggregate cost of approximately $98.0 million.

•	As of December 31, 2015, we were developing one wholly-owned community and four communities in unconsolidated joint ventures and redeveloping three wholly-owned communities.

•
In October 2015, the Company completed the acquisition of six Washington, D.C. area properties from Home Properties, L.P. (“Home OP”) for a total contractual purchase price of $900.6 million, which was comprised of $564.8 million of DownREIT Units in the newly formed DownREIT Partnership, the assumption of $89.3 million of debt, $221.0 million of reverse tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986 (“Section 1031 exchanges”), and $25.5 million of cash. The Company holds a 50.1% (including a 41.6% interest held indirectly through the Operating Partnership) controlling ownership interest in, and consolidates, the DownREIT Partnership. For additional information regarding the DownREIT Partnership, see Note 11, Noncontrolling Interests, in the notes to the UDR Consolidated Financial Statements included in this Report.

•	We contributed $136.3 million for a preferred equity investment in five west coast communities that are currently under construction.

•
We recognized gains on the sale of real estate of $251.7 million from the sale of 12 communities with a total of 2,735 apartment homes. A portion of the sale proceeds was designated for tax-deferred Section 1031 exchanges for a 2014 acquisition and the October 2015 acquisitions described above.

•
The eight communities held by the Texas joint venture were sold, generating net proceeds to UDR of $44.2 million. The Company recorded promote and disposition fee income of $10.0 million and a gain of $59.4 million (including $24.2 million of previously deferred gains).

•	We sold 6,339,636 shares of common stock through public offerings for net proceeds of approximately $210.0 million.

•
We entered into a new $1.1 billion revolving credit facility with a maturity date in January 2020, exclusive of options to extend, which replaced the prior $900 million revolving credit facility that was scheduled to mature in December 2017, and entered into a $350.0 million senior unsecured term loan facility due January 2021, which replaced the Company’s $250 million term loan and $100 million term loan that were scheduled to mature in June 2018.

•	We issued $300 million of 4.00%, 10-year senior unsecured medium-term notes in September.
Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information on the Company’s and the Operating Partnership’s activities in 2015.
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

The following table summarizes our apartment community acquisitions and dispositions and our consolidated year-end ownership position for the past five years (dollars in thousands):

	2015	2014	2013	2012	2011
Homes acquired	3,246	358	—	633	3,161
Homes disposed	2,735	2,500	914	6,507	4,488
Homes owned at December 31,	40,728	39,851	41,250	41,571	47,343
Total real estate owned, at cost	$9,190,276	$8,383,259	$8,207,977	$8,055,828	$8,074,471
The following table summarizes our apartment community acquisitions and dispositions and our year-end ownership position of the Operating Partnership for the past five years (dollars in thousands):

	2015	2014	2013	2012	2011
Homes acquired	421	—	—	—	1,833
Homes disposed (a)	4,256	264	914	1,314	2,024
Homes owned at December 31,	16,974	20,814	20,746	21,660	23,160
Total real estate owned, at cost	$3,630,905	$4,238,770	$4,188,480	$4,182,920	$4,205,298

(a) Includes 3,107 homes deconsolidated in 2015 upon contribution of communities by the Operating Partnership to the DownREIT Partnership.
Development Activities
Our objective in developing a community is to create value while improving the quality of our portfolio. Demographic trends, economic drivers, and how multifamily fundamentals/valuations have trended over the long-term govern our review process on where to allocate development capital. At December 31, 2015, our development pipeline included one wholly-owned community located in Huntington Beach, California with 516 homes and a budget of $342.0 million, in which we have a carrying value of $124.1 million.
Redevelopment Activities
Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also producing a higher yielding and more valuable asset through asset quality improvement. During 2015, we continued to redevelop properties in primary markets where we concluded there was an opportunity to add value. At December 31, 2015, the Company was redeveloping all 264 apartment homes, 11 of which have been completed, at two wholly-owned communities located in San Francisco, California and Bellevue, Washington. The Company also was redeveloping one wholly-owned community in San Francisco, California with renovations to the building exterior, corridors, and common area amenities, with no impact to individual homes. During the year ended December 31, 2015, we incurred $32.9 million in major renovations, which include major structural changes and/or architectural revisions to existing buildings.
Joint Venture and Partnership Activities
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
Operational Excellence, Cash Flow and Dividend Growth
Investment in new technologies continues to drive operating efficiencies in our business and help us to better meet the changing needs of our residents. Our residents have the ability to conduct business with us 24 hours a day, 7 days a week and complete online leasing applications and renewals throughout our portfolio using our web-based resident internet portal.
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
For the year ended December 31, 2015, approximately 69.5% of our consolidated same-store NOI was generated by communities located in our primary markets of: Seattle, Washington; San Francisco Bay Area, California; Los Angeles, California; Orange County, California; Austin, Texas; Dallas, Texas; Boston, Massachusetts; New York, New York; and Metropolitan D.C. At December 31, 2015, the Company held 75.4% of its same-store carrying value of its real estate portfolio in our primary markets. For the year ended December 31, 2015, approximately 73.1% of the Operating Partnership’s same-store NOI was generated by communities located in our primary markets and 73.7% of its same-store carrying value of its real estate portfolio was generated in its primary markets.
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
Competitive Conditions
Competition for new residents is generally intense across all of our markets. Some competing communities offer features that our communities do not have. Competing communities can use rental concessions or lower rents to obtain temporary competitive advantages. Also, some competing communities are larger or newer than our communities. The competitive position of each community is different depending upon many factors, including sub-market supply and demand. In addition, other real estate investors compete with us to acquire existing properties, redevelop existing properties, and to develop new properties. These competitors include insurance companies, pension and investment funds, public and private real estate companies, investment companies and other public and private apartment REITs, some of which may have greater resources, or lower capital costs, than we do.
We believe that, in general, we are well-positioned to compete effectively for residents and investments. We believe our competitive advantages include:

•	a fully integrated organization with property management, development, redevelopment, acquisition, marketing, sales and financing expertise;

•	scalable operating and support systems, which include automated systems to meet the changing electronic needs of our residents and to effectively focus on our Internet marketing efforts;

•	access to sources of capital;

•	geographic diversification with a presence in 18 markets across the country; and

•	significant presence in many of our major markets that allows us to be a local operating expert.
Moving forward, we will continue to optimize lease management, improve expense control, increase resident retention efforts and align employee incentive plans with our bottom line performance. We believe this plan of operation, coupled with the portfolio’s strengths in targeting renters across a geographically diverse platform, should position us for continued operational upside.
Communities
At December 31, 2015, our consolidated real estate portfolio included 133 communities with a total of 40,728 completed apartment homes, which included the Operating Partnership’s consolidated real estate portfolio of 57 communities with a total of 16,974 completed apartment homes. The overall quality of our portfolio enables us to raise rents and to attract residents with higher levels of disposable income who are more likely to absorb such rents.
At December 31, 2015, the Company was developing one wholly-owned community with 516 apartment homes, none of which have been completed. The community being developed is not part of the Operating Partnership’s real estate portfolio.
At December 31, 2015, the Company was redeveloping 264 apartment homes, 11 of which have been completed, at two wholly-owned communities. The Company was also was redeveloping one wholly-owned community, with renovations to the building exterior, corridors, and common area amenities, with no impact to individual homes. Two of these communities under redevelopment are held by the Operating Partnership.
Same-Store Community Comparison
We believe that one pertinent quantitative measurement of the performance of our portfolio is tracking the results of our same-store communities’ NOI, which is total rental revenue, less rental and other operating expenses excluding property management. Our same-store community population is comprised of operating communities which we own and have stabilized occupancy, revenues and expenses as of the beginning of the prior year.
For the year ended December 31, 2015, our same-store NOI increased by $29.5 million compared to the prior year. Our same-store community properties provided 76.4% of our total NOI for the year ended December 31, 2015. The increase in NOI for the 33,063 same-store apartment homes, or 81.2% of our portfolio, was driven by an increase in rental rates and fee and reimbursement income, partially offset by an increase in real estate taxes, utilities expense, and personnel costs.
For the year ended December 31, 2015, the Operating Partnership’s same-store NOI increased by $8.2 million compared to the prior year. Our same-store community properties provided 81.9% of our total NOI for the year ended December 31, 2015. The increase in NOI for the 14,760 same-store apartment homes, or 87.0% of the Operating Partnership’s portfolio, was driven by an increase in rental rates, fee and reimbursement income, increased occupancy, and an decrease in operating expenses.
Revenue growth in 2016 may be impacted by adverse developments affecting the general economy, reduced occupancy rates, increased rental concessions, new supply, increased bad debt and other factors which may adversely impact our ability to increase rents.
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
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, property taxes, utilities and material costs, substantially all of our leases are for a term of 14 months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2015.
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
Insurance
We carry comprehensive general liability coverage on our communities, with limits of liability customary within the multi family apartment industry to insure against liability claims and related defense costs. We are also insured, with limits of liability customary within the multi family apartment industry, against the risk of direct physical damage in amounts necessary to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period.

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
We May Not Realize the Anticipated Benefits of Past or Future Acquisitions, and the Failure to Integrate Acquired Communities and New Personnel Successfully Could Create Inefficiencies. We have selectively acquired in the past, and if presented with attractive opportunities we intend to selectively acquire in the future, apartment communities that meet our investment criteria. Our acquisition activities and their success are subject to the following risks:

•	we may be unable to obtain financing for acquisitions on favorable terms or at all;

•	even if we are able to finance the acquisition, cash flow from the acquisition may be insufficient to meet our required principal and interest payments on the debt used to finance the acquisition;

•	even if we enter into an acquisition agreement for an apartment community, we may be unable to complete the acquisition after incurring certain acquisition-related costs;

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
Development and Construction Risks Could Impact Our Profitability. In the past we have selectively pursued the development and construction of apartment communities, and we intend to do so in the future as appropriate opportunities arise. Development activities have been, and in the future may be, conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. Our development and construction activities are subject to the following risks:

•
we may be unable to obtain construction financing for development activities under favorable terms, including but not limited to interest rates, maturity dates and/or loan to value ratios, or at all, which could cause us to delay or even abandon potential developments;

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

Property Ownership Through Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. We currently have 16 active joint ventures and partnerships, including our participating loan investment and preferred equity investment, with a total equity investment of $938.9 million. We could become engaged in a dispute with one or more of our joint venture partners which might affect our ability to operate a jointly-owned property. Moreover, joint venture partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, joint venture partners may have competing interests in our markets that could create conflicts of interest. Also, our joint venture partners might refuse to make capital contributions when due and we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners’ interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the joint venture (if we are the seller) or of the other partner’s interest in the joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process.
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

We Could Incur Significant Insurance Costs and Some Potential Losses May Not Be Adequately Covered by Insurance. We have a comprehensive insurance program covering our property and operating activities with limits of liability customary within the multifamily industry. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, certain types of extraordinary losses which may not be adequately covered under our insurance program. In addition, we will sustain losses due to insurance deductibles, self-insured retention, uninsured claims or casualties, or losses in excess of applicable coverage.
If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Material losses in excess of insurance proceeds may occur in the future. If one or more of our significant properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our cash flow and ability to make distributions.
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
Compliance or Failure to Comply with the Americans with Disabilities Act of 1990 or Other Safety Regulations and Requirements Could Result in Substantial Costs. The Americans with Disabilities Act generally requires that public buildings, including our properties, be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. From time to time, claims may be asserted against us with respect to some of our properties under the Americans with Disabilities Act. If, under the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations.
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
Compliance with or Changes in Real Estate Tax and Other Laws Could Adversely Affect Our Funds from Operations and Our Ability to Make Distributions to Stockholders. Generally we do not directly pass through costs resulting from compliance with or changes in real estate tax laws to residential property tenants. We also do not generally pass through increases in income, service or other taxes to tenants under leases. These costs may adversely affect net operating income and the ability to make distributions to stockholders. Similarly, compliance with or changes in (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions or (ii) rent control or rent stabilization laws or other laws regulating housing, such as the Americans with Disabilities Act and the Fair Housing Amendments Act of 1988, may result in significant unanticipated expenditures, which would adversely affect our funds from operations and the ability to make distributions to stockholders.
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
Federal rulemaking and administrative efforts that may have an impact on us focus principally on the areas perceived as contributing to the global financial crisis and the most recent economic recession. These initiatives have created a degree of uncertainty regarding the basic rules governing the real estate industry and many other businesses that is unprecedented in the United States at least since the wave of lawmaking and regulatory reform that followed in the wake of the Great Depression. The federal legislative response in this area culminated in the enactment on July 21, 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and continue to require rulemaking by regulatory authorities; thus, the impact on us may not be known for an extended period of time. The Dodd-Frank Act, including rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals that are proposed or pending in the United States Congress, may limit our revenues, impose fees or taxes on us, and/or intensify the regulatory framework in which we operate in ways that are not currently identifiable.
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
Failure to Generate Sufficient Revenue Could Impair Debt Service Payments and Distributions to Stockholders. If our apartment communities do not generate sufficient net rental income to meet rental expenses, our ability to make required payments of interest and principal on our debt securities and to pay distributions to UDR’s stockholders will be adversely affected. The following factors, among others, may affect the net rental income generated by our apartment communities:

•	the national and local economies;

•	local real estate market conditions, such as an oversupply of apartment homes;

•	tenants’ perceptions of the safety, convenience, and attractiveness of our communities and the neighborhoods where they are located;

•	our ability to provide adequate management, maintenance and insurance;

•	rental expenses, including real estate taxes and utilities;

•	competition from other apartment communities;

•	changes in interest rates and the availability of financing;

•	changes in governmental regulations and the related costs of compliance; and

•	changes in tax and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing.

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of December 31, 2015, UDR had approximately $610.4 million of variable rate indebtedness outstanding, which constitutes approximately 17.0% of total outstanding indebtedness as of such date. As of December 31, 2015, the Operating Partnership had approximately $197.2 million of variable rate indebtedness outstanding, which constitutes approximately 41.2% of total outstanding indebtedness to third parties as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of UDR’s common and preferred stock and debt securities.
Interest Rate Hedging Contracts May Be Ineffective and May Result in Material Charges. From time to time when we anticipate issuing debt securities, we may seek to limit our exposure to fluctuations in interest rates during the period prior to the pricing of the securities by entering into interest rate hedging contracts. We may do this to increase the predictability of our financing costs. Also, from time to time we may rely on interest rate hedging contracts to limit our exposure under variable rate debt to unfavorable changes in market interest rates. If the terms of new debt securities are not within the parameters of, or market interest rates fall below that which we incur under a particular interest rate hedging contract, the contract is ineffective. Furthermore, the settlement of interest rate hedging contracts has involved and may in the future involve material charges. In addition, our use of interest rate hedging arrangements may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Termination of these hedging agreements typically involves costs, such as transaction fees or breakage costs.
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
Certain of our subsidiaries have also elected to be taxed as REITs under the Code, and are therefore subject to the same risks in the event that any such subsidiary fails to qualify as a REIT in any taxable year.
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
We Could Face Possible State and Local Tax Audits and Adverse Changes in State and Local Tax Laws. As discussed in the risk factors above, because UDR is organized and qualifies as a REIT, it is generally not subject to federal income taxes, but it is subject to certain state and local taxes. From time to time, changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we own apartment communities may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional state and local taxes. These increased tax costs could adversely affect our financial condition and the amount of cash available for the payment of distributions to UDR’s stockholders. In the normal course of business, entities through which we own real estate may also become subject to tax audits. If such entities become subject to state or local tax audits, the ultimate result of such audits could have an adverse effect on our financial condition.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
At December 31, 2015, our consolidated apartment portfolio included 133 communities located in 18 markets, with a total of 40,728 completed apartment homes.
The tables below set forth a summary of real estate portfolio by geographic market of the Company and of the Operating Partnership at December 31, 2015.
SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2015
UDR, INC.

	Number of Apartment Communities	Number of Apartment Homes	Percentage of Carrying Value	Gross Amount (in thousands)	Encumbrances (in thousands)	Cost per Home	Average Physical Occupancy	Average Home Size (in square feet)
WEST REGION
Orange County, CA	13	4,814	12.3%	$1,132,589	$177,005	$235,270	95.3%	837
San Francisco, CA	11	2,751	9.1%	834,068	66,310	303,187	96.5%	830
Seattle, WA	11	2,085	6.3%	583,077	57,525	279,653	96.7%	854
Los Angeles, CA	4	1,225	4.8%	442,905	110,778	361,555	95.5%	967
Monterey Peninsula, CA	7	1,565	1.8%	164,948	—	105,398	97.0%	728
Other Southern California	3	756	1.3%	123,486	55,263	163,341	96.2%	934
Portland, OR	2	476	0.5%	46,902	—	98,534	97.5%	903
MID-ATLANTIC REGION
Metropolitan D.C.	22	8,402	22.9%	2,108,521	407,067	250,955	94.6%	908
Baltimore, MD	10	2,122	3.1%	287,435	65,778	135,455	96.7%	952
Richmond, VA	4	1,358	1.5%	141,228	34,567	103,997	96.1%	1,018
SOUTHEAST REGION
Orlando, FL	9	2,500	2.3%	211,624	62,383	84,650	96.9%	946
Nashville, TN	8	2,260	2.1%	196,023	38,481	86,736	97.4%	933
Tampa, FL	7	2,287	2.6%	240,220	30,943	105,037	97.0%	982
Other Florida	1	636	0.8%	82,192	39,179	129,233	96.6%	1,130
NORTHEAST REGION
New York, NY	4	1,945	14.1%	1,293,394	—	664,984	97.4%	742
Boston, MA	5	1,548	6.1%	544,000	77,066	351,421	85.5%	1,042
SOUTHWEST REGION
Dallas, TX	8	2,725	3.2%	297,126	112,095	109,037	96.9%	851
Austin, TX	4	1,273	1.6%	150,319	36,299	118,083	97.2%	913
Total Operating Communities	133	40,728	96.4%	8,880,057	1,370,739	$218,033	95.7%	898
Real Estate Under Development (a)	—	—	1.4%	124,072	—
Land	—	—	1.0%	80,620	—
Held for Disposition	—		0.2%	12,606
Other	—	—	1.0%	92,921	11,755
Total Real Estate Owned	133	40,728	100.0%	$9,190,276	$1,382,494

(a)	As of December 31, 2015, the Company was developing one wholly-owned community with 516 apartment homes, which has not been completed.

SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2015
UNITED DOMINION REALTY, L.P.

	Number of Apartment Communities	Number of Apartment Homes	Percentage of Carrying Value	Gross Amount (in thousands)	Encumbrances (in thousands)	Cost per Home	Average Physical Occupancy	Average Home Size (in square feet)
WEST REGION
Orange County, CA	8	3,499	20.7%	$751,329	$177,005	$214,727	95.6%	806
San Francisco, CA	9	2,209	15.8%	574,853	66,310	260,232	96.5%	817
Seattle, WA	5	932	5.9%	215,883	22,591	231,634	97.2%	874
Los Angeles, CA	2	344	3.0%	108,828	43,078	316,360	96.4%	976
Monterey Peninsula, CA	7	1,565	4.5%	164,948	—	105,398	97.0%	728
Other Southern California	2	516	2.5%	91,262	55,262	176,864	95.8%	951
Portland, OR	2	476	1.3%	46,902	—	98,534	97.5%	903
MID-ATLANTIC REGION
Metropolitan D.C.	6	2,068	15.1%	549,110	32,037	265,527	92.7%	898
Baltimore, MD	4	732	3.5%	127,840	42,701	174,645	96.3%	1,074
SOUTHEAST REGION
Nashville, TN	6	1,612	3.8%	137,495	—	85,295	97.5%	925
Tampa, FL	2	942	2.8%	102,100	—	108,386	97.0%	1,043
Other Florida	1	636	2.2%	82,192	39,179	129,233	96.6%	1,130
NORTHEAST REGION
New York, NY	2	996	16.6%	601,147	—	603,561	97.9%	690
Boston, MA	1	387	1.9%	68,495	—	176,990	96.4%	1,069
Total Operating Communities	57	16,914	99.6%	3,622,384	478,163	$214,165	96.2%	873
Other	—	—	0.4%	8,521	—
Total Real Estate Owned	57	16,914	100.0%	$3,630,905	$478,163

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

	2015			2014
	High	Low	Distributions Declared	High	Low	Distributions Declared
Quarter ended March 31,	$35.22	$31.37	$0.2775	$26.63	$23.27	$0.2600
Quarter ended June 30,	$34.17	$31.62	$0.2775	$28.64	$25.28	$0.2600
Quarter ended September 30,	$35.67	$31.14	$0.2775	$30.30	$27.18	$0.2600
Quarter ended December 31,	$37.89	$33.77	$0.2775	$31.74	$27.27	$0.2600
On February 22, 2016, the closing sale price of our common stock was $34.40 per share on the NYSE, and there were 4,149 holders of record of the 262,132,787 outstanding shares of our common stock.
We have determined that, for federal income tax purposes, approximately 55% of the distributions for 2015 represented ordinary income, 30% represented long-term capital gain, and 15% represented unrecaptured section 1250 gain.
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
Distributions declared on the Series E for the years ended December 31, 2015 and 2014 were $1.33 per share or $0.3322 per quarter. The Series E is not listed on any exchange. At December 31, 2015, a total of 2,796,903 shares of the Series E were outstanding.
Series F Preferred Stock
We are authorized to issue up to 20,000,000 shares of our Series F Preferred Stock (“Series F”). The Series F may be purchased by holders of our Operating Partnership Units, or OP Units, described below under “Operating Partnership Units,” at a purchase price of $0.0001 per share. OP unitholders are entitled to subscribe for and purchase one share of the Series F for each OP Unit held. In connection with the acquisition of properties from Home OP and the formation of the DownREIT Partnership in October 2015, we issued 13,988,313 Series F shares at $0.0001 per share to former limited partners of the Home OP, which had the right to subscribe for one share of Series F for each DownREIT Unit issued in connection with the acquisitions.
As of December 31, 2015, a total of 16,452,496 shares of the Series F were outstanding. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to any other rights, privileges or preferences.
Distribution Reinvestment and Stock Purchase Plan
We have a Distribution Reinvestment and Stock Purchase Plan under which holders of our common stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of our common stock. Stockholders who do not participate in the plan continue to receive distributions as and when declared. As of February 22, 2016, there were approximately 2,186 participants in the plan.
United Dominion Realty, L.P.:
Operating Partnership Units
There is no established public trading market for United Dominion Realty, L.P.’s Operating Partnership Units. From time to time we issue shares of our common stock in exchange for OP Units tendered to the Operating Partnership for redemption in accordance with the provisions of the Operating Partnership’s limited partnership agreement. At December 31, 2015, there were 183,278,698 OP Units outstanding in the Operating Partnership, of which 174,225,399 OP Units or 95.1% were owned by UDR and affiliated entities and 9,053,299 OP Units or 4.9% were owned by non-affiliated limited partners. Under the terms of the Operating Partnership’s limited partnership agreement, the holders of OP Units have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the holder in exchange for a cash payment based on the market value of our common stock at the time of redemption. However, the Operating Partnership’s obligation to pay the cash amount is subject to the prior right of the Company to acquire such OP Units in exchange for either the cash amount or the number of shares of our common stock equal to the number of OP Units being redeemed. During 2015, we issued a total of 112,174 shares of common stock upon redemption of OP Units.
Purchases of Equity Securities
In February 2006, UDR’s Board of Directors authorized a 10,000,000 share repurchase program. In January 2008, UDR’s Board of Directors authorized a new 15,000,000 share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510
October 1, 2015 through October 31, 2015	—	—	—	15,032,510
November 1, 2015 through November 30, 2015	—	—	—	15,032,510
December 1, 2015 through December 31, 2015	—	—	—	15,032,510
Balance as of December 31, 2015	9,967,490	$22.00	9,967,490	15,032,510

(a)
This number reflects the amount of shares that were available for purchase under our 10,000,000 share repurchase program authorized in February 2006 and our 15,000,000 share repurchase program authorized in January 2008.

During the three months ended December 31, 2015, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 through October 31, 2015	—	$—	N/A	N/A
November 1, 2015 through November 30, 2015	—	—	N/A	N/A
December 1, 2015 through December 31, 2015	174,291	33.73	N/A	N/A
Total	174,291	$33.73

(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.

Comparison of Five-year Cumulative Total Returns
The following graph compares the five-year cumulative total returns for UDR common stock with the comparable cumulative return of the NAREIT Equity REIT Index, Standard & Poor’s 500 Stock Index, the NAREIT Equity Apartment Index and the MSCI US REIT Index. The graph assumes that $100 was invested on December 31, 2010, in each of our common stock and the indices presented. Historical stock price performance is not necessarily indicative of future stock price performance. The comparison assumes that all dividends are reinvested.

	Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
UDR, Inc.	100.00	110.23	108.10	110.24	151.22	190.48
NAREIT Equity Apartment Index	100.00	115.10	123.08	115.45	161.20	187.72
US MSCI REITS	100.00	108.69	128.00	131.17	171.01	175.32
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75
NAREIT Equity REIT Index	100.00	108.29	127.85	131.01	170.49	175.94
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

Item 6. SELECTED FINANCIAL DATA
The following tables set forth selected consolidated financial and other information of UDR, Inc. and of the Operating Partnership as of and for each of the years in the five-year period ended December 31, 2015. The table should be read in conjunction with each of UDR, Inc.’s and the Operating Partnership’s respective consolidated financial statements and the notes thereto, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report.

	UDR, Inc. Year Ended December 31, (In thousands, except per share data and apartment homes owned)
	2015	2014	2013	2012	2011
OPERATING DATA:
Rental income	$871,928	$805,002	$746,484	$704,701	$613,689
Income/(loss) from continuing operations	105,482	16,260	2,340	(46,305)	(126,869)
Income/(loss) from discontinued operations, net of tax	—	10	43,942	266,608	147,454
Net income/(loss)	357,159	159,842	46,282	220,303	20,585
Distributions to preferred stockholders	3,722	3,724	3,724	6,010	9,311
Net income/(loss) attributable to common stockholders	336,661	150,610	41,088	203,376	10,537
Common distributions declared	289,500	263,503	235,721	215,654	165,590
Income/(loss) per weighted average common share — basic:
Income/(loss) from continuing operations attributable to common stockholders	$1.30	$0.60	$(0.01)	$(0.22)	$(0.65)
Income/(loss) from discontinued operations attributable to common stockholders	—	—	0.17	1.07	0.71
Net income/(loss) attributable to common stockholders	$1.30	$0.60	$0.16	$0.85	$0.05
Income/(loss) per weighted average common share — diluted:
Income/(loss) from continuing operations attributable to common stockholders	$1.29	$0.59	$(0.01)	$(0.22)	$(0.65)
Income/(loss) from discontinued operations attributable to common stockholders	—	—	0.17	1.07	0.71
Net income/(loss) attributable to common stockholders	$1.29	$0.59	$0.16	$0.85	$0.05
Weighted average number of Common Shares outstanding — basic	258,669	251,528	249,969	238,851	201,294
Weighted average number of Common Shares outstanding — diluted	263,752	253,445	249,969	238,851	201,294
Weighted average number of Common Shares outstanding, OP Units/DownREIT Units and Common Stock equivalents outstanding — diluted	276,699	265,728	263,926	252,659	214,086
Common distributions declared	$1.11	$1.04	$0.94	$0.88	$0.80
Balance Sheet Data:
Real estate owned, at cost (a)	$9,190,276	$8,383,259	$8,207,977	$8,055,828	$8,074,471
Accumulated depreciation (a)	2,646,874	2,434,772	2,208,794	1,924,682	1,831,727
Total real estate owned, net of accumulated depreciation (a)	6,543,402	5,948,487	5,999,183	6,131,146	6,242,744
Total assets (c)	7,663,844	6,828,728	6,787,342	6,839,637	6,669,656
Secured debt, net (a) (c)	1,376,945	1,354,321	1,432,186	1,420,028	1,877,933
Unsecured debt, net (c)	2,193,850	2,210,978	2,071,137	1,969,839	2,017,839
Total debt, net (c)	3,570,795	3,565,299	3,503,323	3,389,867	3,895,772
Total stockholders’ equity	$2,899,755	$2,735,097	$2,811,648	$2,992,916	$2,314,050
Number of Common Shares outstanding	261,845	255,115	250,750	250,139	219,650

	UDR, Inc. Year Ended December 31, (In thousands, except per share data and apartment homes owned)
	2015	2014	2013	2012	2011
OPERATING DATA (continued):
Other Data (a)
Total consolidated apartment homes owned (at end of year)	40,728	39,851	41,250	41,571	47,343
Weighted average number of consolidated apartment homes owned during the year	39,501	40,644	41,392	42,747	48,531
Cash Flow Data:
Cash provided by/(used in) operating activities	$431,615	$392,360	$339,902	$327,187	$251,411
Cash provided by/(used in) investing activities	(238,449)	(293,660)	(123,209)	(211,582)	(1,054,683)
Cash provided by/(used in) financing activities	(201,648)	(113,725)	(198,559)	(115,993)	806,289
Funds from Operations (b):
Funds from operations — basic	$455,565	$411,702	$376,778	$350,628	$269,856
Funds from operations — diluted	459,287	415,426	380,502	354,532	273,580

(a)	Includes amounts classified as Held for Sale, where applicable.

(b)
Funds from operations, or FFO, is defined as net income attributable to common stockholders (computed in accordance with generally accepted accounting principles, or “GAAP”), excluding impairment write-downs of depreciable real estate or of investments in non-consolidated investees that are driven by measurable decreases in the fair value of depreciable real estate held by the investee, gains (or losses) from sales of depreciable property, plus real estate depreciation and amortization, and after adjustments for noncontrolling interests, unconsolidated partnerships and joint ventures. This definition conforms with the National Association of Real Estate Investment Trust’s definition issued in April 2002. We consider FFO a useful metric for investors as we use FFO in evaluating property acquisitions and our operating performance, and believe that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of our activities in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of funds available to fund our cash needs.

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

See “Funds from Operations” in Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of FFO and Net income/(loss) attributable to common stockholders.

(c)
The Company elected to early adopt Financial Accounting Standards Board (the “FASB”) Accounting Standards Updates (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, during the fourth quarter of 2015. See Note 2, Significant Accounting Policies, in the Notes to the UDR, Inc. Consolidated Financial Statements included in this Report for a complete description of the ASUs and their impact.

Under the ASUs, deferred financing costs related to debt are treated as offsets to the debt instead of assets while deferred financing costs related to our credit facilities will continue to be treated as assets. As a result of adopting the ASUs, the following retrospective changes were made to the above table:

	2014	2013	2012	2011
Total assets - as previously reported	$6,846,534	$6,807,722	$6,859,103	$6,692,254
Deferred financing costs related to secured debt	(7,208)	(9,891)	(10,107)	(13,620)
Deferred financing costs related to unsecured debt	(10,598)	(10,489)	(9,359)	(8,978)
Total assets - as presented above	$6,828,728	$6,787,342	$6,839,637	$6,669,656

Secured debt - as previously reported	$1,361,529	$1,442,077	$1,430,135	$1,891,553
Deferred financing costs related to secured debt	(7,208)	(9,891)	(10,107)	(13,620)
Secured debt, net - as presented above	$1,354,321	$1,432,186	$1,420,028	$1,877,933

Unsecured debt - as previously reported	$2,221,576	$2,081,626	$1,979,198	$2,026,817
Deferred financing costs related to unsecured debt	(10,598)	(10,489)	(9,359)	(8,978)
Unsecured debt, net - as presented above	$2,210,978	$2,071,137	$1,969,839	$2,017,839

Total debt - as previously reported	$3,583,105	$3,523,703	$3,409,333	$3,918,370
Deferred financing costs related to secured debt	(7,208)	(9,891)	(10,107)	(13,620)
Deferred financing costs related to unsecured debt	(10,598)	(10,489)	(9,359)	(8,978)
Total debt - as presented above	$3,565,299	$3,503,323	$3,389,867	$3,895,772

United Dominion Realty, L.P.
Year Ended December 31,
(In thousands, except per OP unit data
and apartment homes owned)

	2015	2014	2013	2012	2011
OPERATING DATA:
Rental income	$440,408	$422,634	$401,853	$384,946	$344,937
Income/(loss) from continuing operations	56,940	33,544	32,766	(13,309)	(40,744)
Income/(loss) from discontinued operations	—	—	45,176	57,643	70,973
Net income/(loss)	215,063	97,179	77,942	44,334	30,229
Net income/(loss) attributable to OP unitholders	213,301	96,227	73,376	43,982	30,159
Income/(loss) per weighted average OP Unit - basic and diluted:
Income/(loss) from continuing operations attributable to OP unitholder	$1.16	$0.53	$0.16	$(0.07)	$(0.22)
Income/(loss) from discontinued operations attributable to OP unitholder	—	—	0.24	0.31	0.39
Net income/(loss) attributable to OP unitholders	$1.16	$0.53	$0.40	$0.24	$0.17
Weighted average number of OP Units outstanding — basic and diluted	183,279	183,279	184,196	184,281	182,448
Balance Sheet Data:
Real estate owned, at cost (a)	$3,630,905	$4,238,770	$4,188,480	$4,182,920	$4,205,298
Accumulated depreciation (a)	1,281,258	1,403,303	1,241,574	1,097,133	976,358
Total real estate owned, net of accumulated depreciation (a)	2,349,647	2,835,467	2,946,906	3,085,787	3,228,940
Total assets (b)	2,554,808	2,873,809	2,987,393	3,130,182	3,283,983
Secured debt, net (a) (b)	475,964	927,484	929,017	961,167	1,181,461
Total liabilities (b)	833,478	1,139,758	1,184,296	1,211,426	1,430,614
Total partners’ capital	1,713,412	1,703,001	1,795,934	1,917,299	2,034,792
Advances to/(from) General Partner	$11,270	$(13,624)	$9,916	$11,056	$193,584
Number of OP units outstanding	183,279	183,279	183,279	184,281	184,281
Other Data:
Total consolidated apartment homes owned (at end of year) (a)	16,974	20,814	20,746	21,660	23,160
Cash Flow Data:
Cash provided by/(used in) operating activities	$226,765	$208,032	$208,346	$201,095	$156,071
Cash provided by/(used in) investing activities	23,583	(46,650)	(63,954)	4,273	(226,980)
Cash provided by/(used in) financing activities	(247,747)	(162,777)	(145,299)	(203,268)	70,693

(a)	Includes amounts classified as Held for Sale, where applicable.

(b)
The Operating Partnership elected to early adopt FASB ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, during the fourth quarter of 2015. See Note 2, Significant Accounting Policies, in the Notes to the Operating Partnership Consolidated Financial Statements included in this Report for a complete description of the ASUs and their impact.

Under the ASUs, deferred financing costs related to debt are treated as offsets to the debt instead of assets. As a result of adopting the ASUs, the following retrospective changes were made to the above table:

	2014	2013	2012	2011
Total assets - as previously reported	$2,878,284	$2,993,241	$3,136,254	$3,292,167
Deferred financing costs related to secured debt	(4,475)	(5,848)	(6,072)	(8,184)
Total assets - as presented above	$2,873,809	$2,987,393	$3,130,182	$3,283,983

Secured debt - as previously reported	$931,959	$934,865	$967,239	$1,189,645
Deferred financing costs related to secured debt	(4,475)	(5,848)	(6,072)	(8,184)
Secured debt, net - as presented above	$927,484	$929,017	$961,167	$1,181,461

Total liabilities - as previously reported	$1,144,233	$1,190,144	$1,217,498	$1,438,798
Deferred financing costs related to secured debt	(4,475)	(5,848)	(6,072)	(8,184)
Total liabilities - as presented above	$1,139,758	$1,184,296	$1,211,426	$1,430,614

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
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

•
our internal controls over financial reporting may not be considered effective which could result in a loss of investor confidence in our financial reports, and in turn have an adverse effect on our stock price; and

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
The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements and the accompanying notes for the years ended December 31, 2015, 2014 and 2013 of each of UDR, Inc. and United Domination Realty, L.P.

UDR, Inc.:
Business Overview
We are a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. We were formed in 1972 as a Virginia corporation. In June 2003, we changed our state of incorporation from Virginia to Maryland. Our subsidiaries include the Operating Partnership and the DownREIT Partnership. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “the Company,” or “UDR” refer collectively to UDR, Inc., its subsidiaries and its consolidated joint ventures.
At December 31, 2015, our consolidated real estate portfolio included 133 communities in 10 states plus the District of Columbia totaling 40,728 apartment homes, and our total real estate portfolio, inclusive of our unconsolidated communities, included an additional 28 communities with 6,696 apartment homes.
At December 31, 2015, the Company was developing one wholly-owned community with 516 apartment homes and four unconsolidated joint venture communities with 1,173 apartment homes, none of which have been completed. In addition, the Company was redeveloping 264 apartment homes, 11 of which have been completed, at two wholly-owned communities and was redeveloping one wholly-owned community with renovations to the building exterior, corridors, and common area amenities, with no impact to individual homes.

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

In addition to construction costs, we capitalize costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion. The costs capitalized are reported on the Consolidated Balance Sheets as Total Real Estate Owned, Net of Accumulated Depreciation. Amounts capitalized during the years ended December 31, 2015, 2014, and 2013 were $22.4 million, $29.2 million, and $40.5 million, respectively.

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

REIT Status

We are a Maryland corporation that has elected to be treated for federal income tax purposes as a REIT. A REIT is a legal entity that holds interests in real estate and is required by the Code to meet a number of organizational and operational requirements, including a requirement that a REIT must distribute at least 90% of our REIT taxable income (other than our net capital gain) to our stockholders. If we were to fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at the regular corporate rates and may not be able to qualify as a REIT for four years. Based on the net earnings reported for the year ended December 31, 2015 in our Consolidated Statements of Operations, we would have incurred federal and state GAAP income taxes if we had failed to qualify as a REIT.
Summary of Real Estate Portfolio by Geographic Market
The following table summarizes our market information by major geographic markets as of and for the year ended December 31, 2015.

		As of December 31, 2015			Year Ended December 31, 2015
Same-Store Communities	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Monthly Income per Occupied Home (a)	Net Operating Income (in thousands)
West Region
Orange County, CA	10	3,357	7.6%	$690,699	95.9%	$1,919	$56,095
San Francisco, CA	8	1,915	5.2%	479,304	96.8%	2,909	50,032
Seattle, WA	8	1,656	4.6%	423,373	97.2%	1,843	25,547
Los Angeles, CA	4	1,225	4.8%	442,905	95.5%	2,486	25,662
Monterey Peninsula, CA	7	1,565	1.8%	164,950	97.0%	1,344	17,729
Other Southern California	3	756	1.3%	123,482	96.2%	1,636	10,339
Portland, OR	2	476	0.5%	46,902	97.5%	1,303	5,278
Mid-Atlantic Region
Metropolitan D.C.	14	4,568	10.9%	995,225	96.6%	1,912	68,638
Baltimore, MD	10	2,122	3.1%	287,435	96.7%	1,482	25,419
Richmond, VA	4	1,358	1.5%	141,228	96.1%	1,241	14,267
Southeast Region
Orlando, FL	9	2,500	2.3%	211,626	96.9%	1,103	21,921
Nashville, TN	8	2,260	2.1%	196,024	97.4%	1,113	20,472
Tampa, FL	7	2,287	2.7%	240,218	97.0%	1,201	20,661
Other Florida	1	636	0.9%	82,192	96.6%	1,422	6,766
Northeast Region
New York, NY	3	1,205	8.3%	756,733	97.9%	3,820	41,554
Boston, MA	4	1,179	3.8%	352,621	96.7%	2,337	22,985
Southwest Region
Dallas, TX	8	2,725	3.4%	304,198	96.9%	1,190	24,038
Austin, TX	4	1,273	1.6%	146,107	97.2%	1,345	11,729
Total/Average Same-Store Communities	114	33,063	66.4%	6,085,222	96.7%	$1,721	469,132
Non Mature, Commercial Properties & Other	19	7,665	32.1%	2,968,377			123,556
Total Real Estate Held for Investment	133	40,728	98.5%	9,053,599			592,688
Real Estate Under Development (b)	—	—	1.4%	124,072			(114)
Real Estate Held for Disposition (c)	—	—	0.1%	12,605			21,295
Total Real Estate Owned	133	40,728	100.0%	9,190,276			$613,869
Total Accumulated Depreciation				(2,646,874)
Total Real Estate Owned, Net of Accumulated Depreciation				$6,543,402

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our same-store portfolio.

(b)	As of December 31, 2015, the Company was developing one wholly-owned community with 516 apartment homes, none of which have been completed.

(c)	The Company had one property located in Los Angeles, CA that met the criteria to be classified as held for disposition at December 31, 2015.
We report in two segments: Same-Store Communities and Non-Mature Communities/Other.
Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2014 and held as of December 31, 2015. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for sale at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
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
We expect to meet our short-term liquidity requirements generally through net cash provided by property operations and borrowings under our credit agreements. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, the repayment of financing on development activities, and potential property acquisitions, through secured and unsecured borrowings, the issuance of debt or equity securities, and/or the disposition of properties. We believe that our net cash provided by property operations and borrowings under credit agreements will continue to be adequate to meet both operating requirements and the payment of dividends by the Company in accordance with REIT requirements. Likewise, the budgeted expenditures for improvements and renovations of certain properties are expected to be funded from property operations, borrowings under credit agreements, the issuance of debt or equity securities, and/or dispositions of properties.
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
On September 22, 2015, the Company issued $300 million of 4.00% senior unsecured medium-term notes due October 1, 2025. Interest is payable semi-annually beginning on April 1, 2016. The notes were priced at 99.77% of the principal amount at issuance. We used the net proceeds to pay down a portion of the borrowings outstanding on our prior $900 million unsecured credit facility and for general corporate purposes. The notes are fully and unconditionally guaranteed by the Operating Partnership.
In April 2012, the Company entered into a new equity distribution agreement, which was amended in July 2014, under which the Company may offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents. During the year ended December 31, 2015, the Company sold 3,439,636 shares of common stock through this program for aggregate gross proceeds of approximately $111.0 million at a weighted average price per share of $32.29. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $2.2 million, were approximately $108.7 million, which were primarily used to fund the Company's development and redevelopment projects. As of December 31, 2015, we had 13.1 million shares of common stock available for future issuance under the April 2012 program.
On October 20, 2015, the Company entered into a credit agreement that provides for a $1.1 billion senior unsecured revolving credit facility and a $350.0 million senior unsecured term loan facility. The credit agreement includes an accordion feature that allows the total commitments under the revolving credit facility and the total borrowings under the term loan facility to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions. The revolving credit facility has a scheduled maturity date of January 31, 2020, with two six-month extension options, subject to certain conditions. The term loan facility has a scheduled maturity date of January 29, 2021. The credit agreement replaced the Company’s prior $900 million revolving credit facility, scheduled to mature in December 2017, and the Company’s $250 million and $100 million term loans, both due June 2018 (see Note 6, Secured and Unsecured Debt, Net, in the Notes to the UDR, Inc. Consolidated Financial Statements included in this Report).
On December 18, 2015, the Company entered into a working capital credit facility, which provides for a $30 million unsecured revolving credit facility with a scheduled maturity date of January 1, 2019 (see Note 6, Secured and Unsecured Debt, Net, in the Notes to the UDR, Inc. Consolidated Financial Statements included in this Report).
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

During 2016, we have approximately $149.1 million of secured debt maturing, inclusive of principal amortization, and $95.1 million of unsecured debt maturing. In January 2016, we paid off $83.3 million of 5.25% medium-term notes due January 2016 with borrowings under the Company’s $1.1 billion unsecured revolving credit facility. We anticipate repaying the remaining debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from the dispositions of properties, or from borrowings under our credit agreements.
Statements of Cash Flow
The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013.
Operating Activities
For the year ended December 31, 2015, Net cash provided by/(used in) operating activities was $431.6 million compared to $392.4 million for 2014. The increase in cash flow from operating activities was primarily due to improved income from continuing operations primarily driven by revenue growth at the communities.

For the year ended December 31, 2014, Net cash provided by/(used in) operating activities was $392.4 million compared to $339.9 million for 2013. The increase in cash flow from operating activities is primarily due to improved income from continuing operations and changes in operating assets and liabilities.
Investing Activities
For the year ended December 31, 2015, Net cash provided by/(used in) investing activities was $(238.4) million compared to $(293.7) million for 2014. The decrease in cash used in investing activities is primarily related to decreased spend on consolidated development projects, partially offset by increased acquisitions of real estate, capital expenditures and major improvements, and issuances of notes receivable.

For the year ended December 31, 2014, Net cash provided by/(used in) investing activities was $(293.7) million compared to $(123.2) million in 2013. The increase in cash used in investing activities is primarily related to increased acquisitions of real estate and investments in unconsolidated joint ventures, partially offset by increased proceeds from sales of real estate, lower spend on development and redevelopment, and repayment of notes receivable.

Acquisitions
In October 2015, the Company completed the acquisition of six Washington, D.C. area properties from Home Properties, L.P., a New York limited partnership (“Home OP”), for a total contractual purchase price of $900.6 million, which was comprised of $564.8 million of DownREIT Units in the newly formed DownREIT Partnership issued at $35 per unit (a total of 16.1 million units), the assumption of $89.3 million of debt, $221.0 million of reverse Section 1031 exchanges, and $25.5 million of cash. In addition, the Company issued approximately 14.0 million shares of its Series F Preferred Stock to former limited partners of Home OP, which had the right to subscribe for one share of Series F Preferred Stock for each DownREIT Unit issued in connection with the acquisitions. For additional information regarding the DownREIT Partnership, see Note 11, Noncontrolling Interests, in the notes to the UDR Consolidated Financial Statements included in this report.
Of the six properties acquired from Home OP, four were acquired through the DownREIT Partnership, one was acquired by the Company through a reverse Section 1031 exchange and one was acquired by the Operating Partnership through a reverse Section 1031 exchange.

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

In 2014, the Company acquired a fully-entitled land parcel for future development located in Huntington Beach, California for $77.8 million, two communities located in Seattle, Washington and Kirkland, Washington with a total of 358 apartment homes for $45.5 million and $75.2 million, respectively, and a land parcel for future development located in Boston, Massachusetts for $32.2 million. The four acquisitions during the year ended December 31, 2014 were accomplished through tax-deferred Section 1031 exchanges.

The Company did not acquire any real estate assets in 2013.
Capital Expenditures
We capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.
For the year ended December 31, 2015, total capital expenditures of $111.3 million or $2,818 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent on all of our communities, excluding development and commercial properties, as compared to $90.1 million or $2,274 per stabilized home for the prior year.
The increase in total capital expenditures was primarily due to an increase in revenue-enhancing improvements of 125.2% or $18.3 million. Revenue-enhancing improvements of $33.0 million or $835 per home were spent for the year ended December 31, 2015 as compared to $14.6 million or $370 per home for the prior year. The increase is primarily attributable to capital expenditures related to kitchen and bath remodels and upgrades to common areas.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under developments and commercial properties, for the years ended December 31, 2015 and 2014 (dollars in thousands):

				Per Home
	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2015	2014	% Change
Turnover capital expenditures	$12,108	$12,160	(0.4)%	$307	$307	—%
Asset preservation expenditures	33,359	31,761	5.0%	845	801	5.5%
Total recurring capital expenditures	45,467	43,921	3.5%	1,151	1,108	3.9%
Revenue-enhancing improvements	32,979	14,647	125.2%	835	370	125.7%
Major renovations	32,877	31,547	4.2%	832	796	4.5%
Total capital expenditures	$111,323	$90,115	23.5%	$2,818	$2,274	23.9%
Repair and maintenance expense	$31,636	$31,288	1.1%	$801	$789	1.5%
Average stabilized home count (a)	39,501	39,637

(a) Average number of homes is calculated based on the number of stabilized homes outstanding at the end of each month. A community’s homes are considered stabilized once 90% occupancy has been achieved for at least three consecutive months.
The above table reports amounts capitalized during the year. Actual capital spending is impacted by the net change in capital expenditure accruals.
We will continue to selectively add revenue-enhancing improvements which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement.
Real Estate Under Development and Redevelopment
At December 31, 2015, our development pipeline for one wholly-owned community totaled 516 homes with a budget of $342.0 million, in which we have a carrying value of $124.1 million. The estimated completion date for this community is the first quarter of 2018. During 2015, we incurred $103.2 million for development costs, a decrease of $148.3 million from our 2014 level of $251.5 million.
The following wholly-owned projects were under development or recently completed as of December 31, 2015 (dollars in thousands):

	Location	Number of Apartment Homes	Completed Apartment Homes	Cost to Date	Budgeted Cost	Estimated Cost Per Home	Expected Completion Date
Projects Under Construction:
Pacific City	Huntington Beach, CA	516	—	$124,072	$342,000	$663	1Q2018
Completed Projects, Non-Stabilized:
N/A	N/A	—	—	—	—	—
Total Projects		516	—	$124,072	$342,000	$663

At December 31, 2015, the Company was redeveloping 264 apartment homes, 11 of which have been completed, at two wholly-owned communities and was redeveloping one wholly-owned community with renovations to the building exterior, corridors, and common area amenities, with no impact to individual homes. During the year ended December 31, 2015, we incurred $32.9 million in major renovations, which include major structural changes and/or architectural revisions to existing buildings, an increase of $1.3 million from our 2014 level of $31.5 million. The estimated completion dates for these communities is one in the first quarter of 2016 and the remaining two in the first quarter 2017.
At December 31, 2015, the following communities were in redevelopment (dollars in thousands):

	Location	Number of Apartment Homes	Scheduled Redevelopment Homes	Completed Apartment Homes	Cost to Date	Budgeted Cost	Estimated Cost Per Home	Expected Completion Date
2000 Post	San Francisco, CA	328	—	—	$9,848	$15,000	$—	1Q2016
Edgewater	San Francisco, CA	193	193	—	245	9,000	47	1Q2017
Borgata Apartment Homes	Bellevue, WA	71	71	11	1,209	4,000	56	1Q2017
Total		592	264	11	$11,302	$28,000	$49

Unconsolidated Joint Ventures and Partnerships

The Company recognizes earnings or losses from our investments in unconsolidated joint ventures and partnerships consisting of our proportionate share of the net earnings or losses of the joint ventures and partnerships. In addition, we may earn fees for providing management services to the unconsolidated joint ventures and partnerships.
The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of December 31, 2015 and 2014 (dollars in thousands):

Joint Venture	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at	UDR’s Ownership Interest
December 31, 2015	December 31, 2015	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Operating and development:
UDR/MetLife I	Various	4 land parcels	—	$15,894	$13,306	17.2%	15.7%
UDR/MetLife II (a)	Various	21 operating communities	4,642	425,230	431,277	50.0%	50.0%
Other UDR/MetLife Development Joint Ventures	1 operating community;
4 development communities (b);
Various	1 land parcels	1,437	171,659	134,939	50.6%	50.6%
UDR/MetLife Vitruvian Park®	Addison, TX	3 operating communities;
6 land parcels	1,130	73,469	80,302	50.0%	50.0%
UDR/KFH	Washington, D.C.	3 operating communities	660	17,211	21,596	30.0%	30.0%
Texas (c)	Texas	—	—	—	(25,901)	—%	20.0%
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment and preferred equity investment	703,463	655,519

Investment at	Income from investments for the years ending December 31,
Location	Rate	Years To Maturity	December 31, 2015	December 31, 2014	2015	2014	2013
Participating loan investment:
Steele Creek	Denver, CO	6.5%	1.6	90,747	62,707	$5,453	$2,350	$156

Preferred equity investment:
West Coast Development Joint Venture (d)	Various	6.5%	—	144,696	—	$3,692	$—	$—
Total investment in and advances to unconsolidated joint ventures, net	$938,906	$718,226

(a)
In September 2015, the 717 Olympic community, which is held by the UDR/MetLife II joint venture, experienced extensive water damage due a ruptured water pipe. For the year ended December 31, 2015, the Company recorded losses of $2.5 million, its proportionate share of the total losses incurred.

(b) The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes. As of December 31, 2015, no apartment homes had been completed in Other UDR/MetLife Development Joint Ventures.

(c)
In January 2015, the eight communities held by the Texas joint venture were sold, generating net proceeds to UDR of $44.2 million. The Company recorded promote and fee income of $10.0 million and a gain of $59.4 million (including $24.2 million of previously deferred gains) in connection with the sale.

(d)
In May 2015, the Company entered into a joint venture agreement with real estate private equity firm, The Wolff Company (“Wolff”), and agreed to pay $136.3 million for a 48 percent ownership interest in a portfolio of five communities that are currently under construction (the "West Coast Development Joint Venture"). The communities are located in three of the Company’s core, coastal markets: Metro Seattle, Los Angeles and Orange County, CA. UDR earns a 6.5 percent preferred return on its investment through each individual community’s date of stabilization, defined as when a community reaches 80 percent occupancy for ninety consecutive days, while Wolff is allocated all operating income and expense during the pre-stabilization period. Upon stabilization, income and expense will be shared based on each partner’s ownership percentage. The Company will serve as property manager and be paid a management fee during the lease-up phase and subsequent operation of each of the communities. Wolff is the general partner of the joint venture and the developer of the communities.

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
The Company has concluded it does not control the joint venture and accounts for it under the equity method of accounting. The Company's recorded equity investment in the West Coast Development Joint Venture at December 31, 2015 of $144.7 million is inclusive of outside basis costs and our accrued but unpaid preferred return. During the year ended December 31, 2015, the Company earned a preferred return of $5.2 million, offset by its share of the West Coast Development Joint Venture transaction expenses of $1.5 million.

Dispositions

During the year ended December 31, 2015, the Company sold 12 communities with a total of 2,735 apartment homes for gross proceeds of $408.7 million, resulting in net proceeds of $387.7 million and a total gain of $251.7 million. A portion of the sale proceeds was designated for tax-deferred Section 1031 exchanges for a 2014 acquisition and the October 2015 acquisitions described above.

During the year ended December 31, 2014, the Company recognized gains on the sale of real estate, net of tax, of $143.6 million. The Company sold nine communities consisting of a total of 2,500 apartment homes, an adjacent parcel of land, and one operating property for gross proceeds of $328.4 million, resulting in net proceeds of $324.4 million and a total gain, net of tax, of $138.6 million. The Company also sold 49% interest in a recently completed development for gross proceeds of $54.2 million, resulting in a gain, net of tax, of $7.2 million, and 50% interest in a land parcel for gross proceeds of $8.3 million, resulting in a loss, net of tax, of $2.2 million. A portion of the sale proceeds was designated for tax-deferred Section 1031 exchanges and was used to fund acquisitions of real estate as discussed above.

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
Financing Activities
For the years ended December 31, 2015, 2014 and 2013, Net cash provided by/(used in) financing activities was $(201.6) million, $113.7 million and $(198.6) million, respectively.

The following significant financing activities occurred during the year ended December 31, 2015:

•	repaid $194.0 million of secured debt;

•	repaid $325.2 million of 5.25% unsecured medium-term notes due January 2015;

•
entered into a $350.0 million senior unsecured term loan facility due January 2021, which replaced the Company’s $250 million term loan and $100 million term loan that were scheduled to mature in June 2018;

•
entered into a new $1.1 billion revolving credit facility with a maturity date in January 2020, exclusive of options to extend, which replaced the prior $900 million revolving credit facility that was scheduled to mature in December 2017;

•	issued $300.0 million of 4.00% senior unsecured medium-term notes due October 1, 2025;

•	sold 6,339,636 shares of common stock for aggregate net proceeds of approximately $210.0 million after deducting related expenses;

•	net repayments of $2.5 million under the Company’s $1.1 billion unsecured revolving credit facility; and

•	paid distributions of $283.2 million to our common stockholders.
The following significant financing activities occurred during the year ended December 31, 2014:

•	repaid $81.0 million of secured debt;

•	repaid $184.0 million of 5.13% unsecured medium-term notes due January 2014;

•	repaid $128.5 million of 5.50% unsecured medium-term notes due April 2014;

•	issued $300.0 million of 3.750% senior unsecured medium-term notes due July 2024;

•	sold 3,410,433 shares of common stock for aggregate net proceeds of approximately $99.8 million after deducting related expenses;

•	net borrowings of $152.5 million under the Company’s prior $900 million unsecured revolving credit facility; and

•	paid distributions of $256.1 million to our common stockholders.
The following significant financing activities occurred during the year ended December 31, 2013:

•	issued $300 million of 3.70% senior unsecured medium-term notes due October 2020;

•	repaid $46.6 million of secured debt. The $46.6 million of secured debt included $42.2 million of mortgage payments and the repayment of $4.4 million of credit facilities;

•	repaid $122.5 million of 6.05% unsecured medium-term notes due June 2013; and

•	re-priced our $100 million and $250 million unsecured term notes from LIBOR plus 142.5 basis points to LIBOR plus 125 basis points, and extended the maturity dates from January 2016 to June 2018.
Credit Facilities
As of December 31, 2015, we had secured credit facilities with Fannie Mae with an aggregate commitment of $813.8 million, all of which was outstanding. The Fannie Mae credit facilities mature at various dates from May 2017 through July 2023, and bear interest at floating and fixed rates. The Company had $514.5 million of the balance fixed at a weighted average interest rate of 5.23% and the remaining balance of $299.4 million had a weighted average variable rate of 1.71%.

As of December 31, 2015, the Company had a $1.1 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million senior unsecured term loan facility (the “Term Loan Facility”). The credit agreement includes an accordion feature that allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan Facility to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions, including obtaining commitments from any one or more lenders. The Revolving Credit Facility has a scheduled maturity date of January 31, 2020, with two six-month extension options, subject to certain conditions. The Term Loan Facility has a scheduled maturity date of January 29, 2021.

The Credit Agreement replaced (i) the Company’s $900 million revolving credit facility scheduled to mature in December 2017 and (ii) the Company’s $250 million term loan and the Company’s $100 million term loan, both due June 2018.

As of December 31, 2015, based on the Company’s current credit rating, the Revolving Credit Facility has an interest rate equal to LIBOR plus a margin of 90 basis points and a facility fee of 15 basis points, and the Term Loan Facility has an interest rate equal to LIBOR plus a margin of 95 basis points. Depending on the Company’s credit rating, the margin under the Revolving Credit Facility ranges from 85 to 155 basis points and the facility fee ranges from 12.5 to 30 basis points, and the margin under the Term Loan Facility ranges from 90 to 175 basis points.

In December 2015, the Company entered into a working capital credit facility, which provides for a $30 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 1, 2019. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to LIBOR plus a margin of 90 basis points. Depending on the Company’s credit rating, the margin ranges from 85 to 155 basis points.

The Fannie Mae credit facilities and the bank unsecured revolving credit facilities are subject to customary financial covenants and limitations. As of December 31, 2015, we were in compliance with all financial covenants under these credit facilities.
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $610.4 million in variable rate debt that is not subject to interest rate swap contracts as of December 31, 2015. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $8.0 million based on the average balance outstanding during the year.
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
Funds from Operations, Funds from Operations as Adjusted, and Adjusted Funds from Operations

Funds from Operations

Funds from operations (“FFO”) is defined as net income attributable to common stockholders (computed in accordance with GAAP), excluding impairment write-downs of depreciable real estate or of investments in non-consolidated investees that are driven by measurable decreases in the fair value of depreciable real estate held by the investee, gains or losses from sales of depreciable property, plus real estate depreciation and amortization, and after adjustments for noncontrolling interests, unconsolidated partnerships and joint ventures. This definition conforms with the National Association of Real Estate Investment Trust’s (“NAREIT”) definition issued in April 2002. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of a REIT’s operating performance. In the computation of FFO, diluted, if OP Units, DownREIT Units, unvested restricted stock, stock options, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive, they are included in the diluted share count.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFO as Adjusted, and AFFO for the years ended December 31, 2015, 2014, and 2013 (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Net income/(loss) attributable to common stockholders	$336,661	$150,610	$41,088
Real estate depreciation and amortization, including discontinued operations	374,598	358,154	341,490
Noncontrolling interests	16,776	5,508	1,470
Real estate depreciation and amortization on unconsolidated joint ventures	38,652	42,133	33,180
Net (gain)/loss on the sale of unconsolidated depreciable property	(59,445)	—	—
Net (gain)/loss on the sale of depreciable property, excluding TRS	(251,677)	(144,703)	(40,450)
Funds from operations (“FFO”) attributable to common stockholders and unitholders, basic	$455,565	$411,702	$376,778
Distribution to preferred stockholders — Series E (Convertible)	3,722	3,724	3,724
FFO attributable to common stockholders and unitholders, diluted	$459,287	$415,426	$380,502
FFO per common share and unit, basic	$1.68	$1.58	$1.45
FFO per common share and unit, diluted	$1.66	$1.56	$1.44
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	271,616	260,775	259,306
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	276,699	265,728	263,926

Impact of adjustments to FFO:
Acquisition-related costs/(fees), including joint ventures	$3,586	$442	$(254)
Costs/(benefit) associated with debt extinguishment and other	—	192	178
Texas joint venture promote and disposition fee income	(10,005)	—	—
Long-term incentive plan transition costs	3,537	—
(Gain)/loss on sale of land	—	1,056	—
Net gain on prepayment of note receivable	—	(8,411)	—
Legal claims, net of tax	705	—	—
Tax benefit associated with the conversion of certain TRS entities into REITs	—	(5,770)	—
Gain on sale of TRS property	—	—	(2,651)
Casualty-related (recoveries)/charges, including joint ventures, net	4,809	541	(9,665)
	$2,632	$(11,950)	$(12,392)

FFO as Adjusted attributable to common stockholders and unitholders, diluted	$461,919	$403,476	$368,110

FFO as Adjusted per common share and unit, diluted	$1.67	$1.52	$1.39

Recurring capital expenditures	(45,467)	(43,921)	(42,707)
AFFO attributable to common stockholders and unitholders	$416,452	$359,555	$325,403

AFFO per common share and unit, diluted	$1.51	$1.35	$1.18

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013 (shares in thousands):

	Year Ended December 31,
	2015	2014	2013
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	271,616	260,775	259,306
Weighted average number of OP/DownREIT Units outstanding	(12,947)	(9,247)	(9,337)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	258,669	251,528	249,969

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	276,699	265,728	263,926
Weighted average number of OP/DownREIT Units outstanding	(12,947)	(9,247)	(9,337)
Weighted average incremental shares from assumed conversion of stock options	—	—	(1,169)
Weighted average incremental shares from unvested restricted stock	—	—	(415)
Weighted average number of Series E preferred shares outstanding	—	(3,036)	(3,036)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	263,752	253,445	249,969
A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by/(used in) operating activities	431,615	392,360	339,902
Net cash provided by/(used in) investing activities	(238,449)	(293,660)	(123,209)
Net cash provided by/(used in) financing activities	(201,648)	(113,725)	(198,559)

Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, and includes the results of both continuing and discontinued operations for the periods presented.
Net Income/(Loss) Attributable to Common Stockholders
2015 -vs- 2014
Net income attributable to common stockholders was $336.7 million ($1.29 per diluted share) for the year ended December 31, 2015 as compared to net income of $150.6 million ($0.59 per diluted share) for the prior year. The increase in net income attributable to common stockholders for the year ended December 31, 2015 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•
gains of $251.7 million on the sale of real estate during the year ended December 31, 2015 compared to $143.6 million during the year ended December 31, 2014. During the year ended December 31, 2015, gains consisted of the sale of 12 communities with a total of 2,735 apartment homes for gross proceeds of $408.7 million, resulting in net proceeds of $387.7 million;

•
income from unconsolidated entities of $62.3 million, which includes a gain of $59.4 million (including $24.2 million of previously deferred gains) in connection with the sale of the eight communities held by the Texas joint venture; and

•
an increase in total property NOI due to higher occupancy and higher revenue per occupied home, and NOI from the homes placed in service related to acquisitions, development and redevelopment projects completed in 2015 and 2014, partially offset by the disposition of communities in 2015 and 2014.

This was partially offset by:

•	a decrease in Interest income and other income/(expense), net of $10.3 million primarily due to a net gain of $8.4 million on the early settlement of a note receivable in July 2014.

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

•	casualty-related recoveries in 2013 resulting from the effects of Hurricane Sandy on three of our New York City communities in 2012;
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

Although the Company considers NOI a useful measure of operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities as determined in accordance with GAAP. NOI excludes several income and expense categories as detailed in the reconciliation of NOI to Net income/(loss) attributable to UDR, Inc. below.

The following table summarizes the operating performance of our total property NOI (which includes discontinued operations) for each of the periods presented (dollars in thousands):

	Year Ended December 31, (a)			Year Ended December 31, (b)
	2015	2014	% Change	2014	2013	% Change
Same-Store Communities:
Same-store rental income	$660,142	$625,037	5.6%	$630,966	$604,729	4.3%
Same-store operating expense (c)	(191,010)	(185,379)	3.0%	(190,128)	(185,512)	2.5%
Same-store NOI	469,132	439,658	6.7%	440,838	419,217	5.2%

Non-Mature Communities/Other NOI:
Acquired communities NOI	16,247	1,370	1,085.9%	17,788	14,997	18.6%
Sold or held for sale communities NOI	21,292	40,380	(47.3)%	14,108	28,662	(50.8)%
Development communities NOI	29,677	10,947	171.1%	26,492	4,920	438.5%
Redevelopment communities NOI	60,558	52,450	15.5%	45,578	36,229	25.8%
Commercial NOI and other	16,963	11,516	47.3%	11,517	10,016	15.0%
Total non-mature communities/other NOI	144,737	116,663	24.1%	115,483	94,824	21.8%

Total Property NOI	$613,869	$556,321	10.3%	$556,321	$514,041	8.2%

(a) Same-store consists of 33,063 apartment homes.
(b) Same-store consists of 34,581 apartment homes.
(c) Excludes depreciation, amortization, and property management expenses.
The following table is our reconciliation of total property NOI to Net income/(loss) attributable to UDR, Inc. as reflected, for both continuing and discontinued operations, for the periods presented (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Total property NOI	$613,869	$556,321	$514,041
Joint venture management and other fees	22,710	13,044	12,442
Property management	(23,978)	(22,142)	(20,780)
Other operating expenses	(9,708)	(8,271)	(7,136)
Real estate depreciation and amortization	(374,598)	(358,154)	(341,490)
General and administrative	(59,690)	(47,800)	(42,238)
Casualty-related recoveries/(charges), net	(2,335)	(541)	12,253
Other depreciation and amortization	(6,679)	(5,775)	(6,741)
Income/(loss) from unconsolidated entities	62,329	(7,006)	(415)
Interest expense	(121,875)	(130,454)	(126,083)
Interest income and other income/(expense), net	1,551	11,837	4,681
Tax benefit/(provision), net	3,886	15,136	7,299
Gain/(loss) on sale of real estate owned, net of tax	251,677	143,647	40,449
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(16,773)	(5,511)	(1,530)
Net (income)/loss attributable to noncontrolling interests	(3)	3	60
Net income/(loss) attributable to UDR, Inc.	$340,383	$154,334	$44,812

Same -Store Communities
2015 -vs- 2014
Our same-store community properties (those acquired, developed, and stabilized prior to January 1, 2014 and held on December 31, 2015) consisted of 33,063 apartment homes and provided 76.4% of our total NOI for the year ended December 31, 2015.
NOI for our same-store community properties increased $29.5 million or 6.7% for the year ended December 31, 2015 compared to 2014. The increase in property NOI was attributable to a 5.6% or $35.1 million increase in property rental income, which was partially offset by a 3.0% or $5.6 million increase in operating expenses. The increase in revenues was primarily driven by a 5.1% or $30.4 million increase in rental rates and a 6.5% or $2.9 million increase in reimbursement and fee income. Physical occupancy remained the same at 96.7% and total monthly income per occupied home increased by 5.5% to $1,721.
The increase in operating expenses was primarily driven by a 2.9% or $1.8 million increase in real estate tax, a 4.9% or $1.5 million increase in utilities expense, and a 3.1% or $1.4 million increase in personnel costs.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 71.1% for the year ended December 31, 2015 as compared to 70.3% for 2014.
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
The increase in operating expenses was primarily driven by a 4.1% or $2.6 million increase in real estate tax caused by higher real estate valuations and a 15.5% or $1.3 million increase in insurance expense primarily caused by higher volume of small claims.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 69.9% for the year ended December 31, 2014 as compared to 69.3% for 2013.
Non-Mature Communities/Other
2015 -vs- 2014
The remaining $144.7 million or 23.6% of our total NOI for the year ended December 31, 2015 was generated from our non-mature communities/other. UDR’s non-mature communities/other consist of communities that do not meet the criteria to be included in same-store communities, which include communities recently developed or acquired, redevelopment properties, sold or held for sale properties, and non-apartment components of mixed use properties. NOI from non-mature communities/other increased by 24.1% or $28.1 million for the year ended December 31, 2015 compared to 2014. The increase was primarily driven by an increase in NOI of $18.7 million or 171.1% from development communities, $14.9 million or 1,085.9% from communities acquired in 2015 and 2014 and $8.1 million or 15.5% from redevelopment communities completed in 2015 and 2014, which was partially offset by a decrease in NOI of $19.1 million or 47.3% from communities sold in 2015 and 2014.

2014 -vs- 2013

The remaining $115.5 million or 20.8% of our total NOI for the year ended December 31, 2014 was generated from our non-mature communities/other. NOI from non-mature communities increased by 21.8% or $20.7 million for the year ended December 31, 2014 compared to 2013. The increase was primarily driven by an increase in NOI of 438.5% or $21.6 million from development communities and 25.8% or $9.3 million from redevelopment communities completed in 2014 and 2013, which was partially offset by a decrease in NOI of 50.8% or $14.6 million from communities sold in 2014 and 2013.

Joint Venture Management and Other Fees

For the years ended December 31, 2015, 2014 and 2013, we recognized income joint venture management and other fees of $22.7 million, $13.0 million, and $12.4 million, respectively. The increased income in 2015 as compared to 2014 and 2013 was attributable to the promote and fee income of $10.0 million recognized in connection with the sale of the Texas joint venture.

Real Estate Depreciation and Amortization
For the year ended December 31, 2015, real estate depreciation and amortization increased 4.6% or $16.4 million as compared to 2014. The increase in depreciation and amortization for the year ended December 31, 2015 was primarily due to newly acquired communities and homes placed in service related to our development and redevelopment communities completed in 2015 and 2014, partially offset by a decrease from sold communities and fully depreciated assets.
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
General and Administrative
For the year ended December 31, 2015, general and administrative expense increased 24.9% or $11.9 million from 2014. The increase was primarily due to a $5.0 million increase in bonus expense, a $4.6 million increase in stock based compensation expense for awards under the long-term incentive plan, of which $3.5 million was due to the transition from a one-year to a three-year performance period, a $1.8 million increase in acquisition-related costs, and salary and benefit increases.
For the year ended December 31, 2014, general and administrative expense increased 13.2% or $5.6 million from 2013. The increase was primarily due to a $3.8 million increase in stock-based compensation expense for awards under the long-term incentive plan and salary and benefit increases.
Interest Expense
For the year ended December 31, 2015, interest expense decreased by 6.6% or $8.6 million as compared to 2014. The decrease in interest expense was primarily due to the repayment of the $325.2 million medium term notes in January 2015 and the replacement of debt at lower rates.
For the year ended December 31, 2014, interest expense increased by 3.5% or $4.4 million as compared to 2013. The increase in interest expense was primarily due to lower capitalized interest from development and redevelopment activities.

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

The Company recognized a Tax benefit/(provision), net of $3.9 million, $15.1 million and $7.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The decrease from 2014 to 2015, and the increase from 2013 to 2014, was primarily attributable to a one-time benefit of $5.8 million related to the conversion of certain taxable REIT subsidiaries into REITs in 2014. The remaining decrease is a result of the conversion of certain TRS subsidiaries to REITs in 2014, causing a zero rate to be applied to its 2015 income.

Casualty-Related (Recoveries)/Charges, Net

During the year ended December 31, 2015, the Company recorded $2.3 million of casualty-related losses due to property damage caused by the severe snow storms on the east coast in early 2015 and water damage at a community, all of which are included in Casualty-related charges/(recoveries), net on the Consolidated Statements of Operations.

During the year ended December 31, 2014, the Company recorded $0.5 million of casualty-related losses due to property damage incurred during an earthquake and a storm in California, all of which are included in Casualty-related charges/(recoveries), net on the Consolidated Statements of Operations.

During the year ended December 31, 2013, the Company recorded $12.3 million of casualty-related recoveries related to damage caused by Hurricane Sandy on the east coast in October 2012, all of which are included in Casualty-related charges/(recoveries), net on the Consolidated Statements of Operations.

Income/(Loss) from Unconsolidated Entities

For the years ended December 31, 2015, 2014 and 2013, we recognized income/(loss) from unconsolidated entities of $62.3 million, $(7.0) million, and $(0.4) million, respectively. These income/(losses) relate to our investments in unconsolidated joint ventures and partnerships and are included in Income/(loss) from unconsolidated entities on the UDR Consolidated Statements of Operations. The increase in income in 2015 as compared to 2014 was primarily due to the sale of eight communities held by the Texas joint venture, generating gains of $59.4 million. The increased loss in 2014 as compared to 2013 was primarily due to an $8.3 million gain ($5.3 million net of tax expense) on the sale of our 95% interest in the Lodge at Stoughton in 2013.

Interest Income and Other Income/(Expense), Net

For the years ended December 31, 2015, 2014 and 2013, we recognized Interest income and other income/(expense), net of $1.6 million, $11.9 million, and $4.6 million, respectively. The decrease in 2015 as compared to 2014, as well as the increase in 2014 as compared to 2013, was primarily attributable to the net gain of $8.4 million realized on the repayment of a note receivable in 2014.

Gain/(Loss) on Sale of Real Estate Owned, Net of Tax

During the year ended December 31, 2015, the Company sold 12 communities with a total of 2,735 apartment homes for gross proceeds of $408.7 million, resulting in net proceeds of $387.7 million and a total gain of $251.7 million. A portion of the sale proceeds were designated for tax-deferred Section 1031 exchanges for acquisitions that occurred in 2014 and 2015.

During the year ended December 31, 2014, the Company recognized gains on the sale of real estate, net of tax, of $143.6 million. The Company sold nine communities consisting of a total of 2,500 apartment homes, an adjacent parcel of land, and one operating property for gross proceeds of $328.4 million, resulting in net proceeds of $324.4 million and a total gain, net of tax, of $138.6 million. The Company also sold 49% interest in a recently completed development for gross proceeds of $54.2 million, resulting in a gain, net of tax, of $7.2 million; and our 50% interest in a land parcel for gross proceeds of $8.3 million, resulting in a loss, net of tax, of $2.2 million. A portion of the sale proceeds was designated for tax-deferred Section 1031 exchanges and was used to fund acquisitions of real estate.
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
For the year ended December 31, 2013, we recognized gains, net of tax, of $41.9 million on the sale of two communities consisting of 914 apartment homes. These gains are included in Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations of UDR included this Report. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity as well as the extent of gains related to specific property sold.

Noncontrolling Interest
For the years ended December 31, 2015, 2014 and 2013, we recognized net income attributable to redeemable noncontrolling interests in the Operating Partnership and the DownREIT Partnership of $16.8 million, $5.5 million, and $1.5 million, respectively. The increase in 2015 as compared to 2014 is primarily attributable to an increase in the number of shares held by third-party noncontrolling interest holders as a result of the formation of the DownREIT Partnership as well as increased net income of the Operating Partnership. The increase from 2013 to 2014 is primarily attributable to increased net income of the Operating Partnership.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, the majority of our leases are for a term of fourteen months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2015 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	2016	2017-2018	2019-2020	Thereafter	Total
Long-term debt obligations	$244,111	$786,591	$936,160	$1,616,653	$3,583,515
Interest on debt obligations (a)	126,316	216,689	157,065	158,878	658,948
Letters of credit	2,312	—	—	—	2,312
Unfunded commitments on:
Development projects (b)	—	217,928	—	—	217,928
Unconsolidated joint ventures (b) (c)	10,524	71,559	—	—	82,083
Redevelopment projects (b)	5,152	11,546	—	—	16,698
Participating loan investments (d)	2,711				2,711
Operating lease obligations:
Operating space	207	255	152	32	646
Ground leases (e)	5,444	10,888	9,930	311,858	338,120
	$396,777	$1,315,456	$1,103,307	$2,087,421	$4,902,961

(a)	Interest payments on variable rate debt instruments are based on each debt instrument’s respective year-end interest rate at December 31, 2015.

(b)	Any unfunded costs at December 31, 2015 are shown in the year of estimated completion.

(c)	Represents UDR’s contributed and remaining equity commitment in unconsolidated joint ventures.

(d)	Represents UDR’s remaining participating loan commitment for Steele Creek.

(e)
For purposes of our ground lease contracts, the Company uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a reset provision based on the communities appraised value or consumer price index but does not included a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term.

During 2015, we incurred gross interest costs of $138.0 million, of which $16.1 million was capitalized.

UNITED DOMINION REALTY, L.P.:
Business Overview
United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”) is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At December 31, 2015, the Operating Partnership’s real estate portfolio included 57 communities located in eight states and the District of Columbia with a total of 16,974 apartment homes.
As of December 31, 2015, UDR owned 110,883 units of our general limited partnership interests and 174,114,516 units of our limited partnership interests (the “OP Units”), or approximately 95.0% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this section of this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries. We refer to our General Partner together with its consolidated subsidiaries (including us) and the General Partner’s consolidated joint ventures as “UDR” or the “General Partner.”

UDR is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in September 2003. At December 31, 2015, the General Partner’s consolidated real estate portfolio included 133 communities located in 10 states and the District of Columbia with a total of 40,728 apartment homes. In addition, the General Partner had an ownership interest in 28 communities with 6,696 completed apartment homes through unconsolidated operating communities.
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

In addition to construction costs, we capitalize costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. As each home in a capital project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization on the related portion. The costs capitalized are reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. Amounts capitalized during the years ended December 31, 2015, 2014, and 2013, were $0.9 million, $4.9 million, and $8.4 million, respectively.

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

Summary of Real Estate Portfolio by Geographic Market

The following table summarizes our market information by major geographic markets as of and for the year ended December 31, 2015.

		As of December 31, 2015			Year Ended December 31, 2015
Same-Store Communities	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Monthly Income per Occupied Home (a)	Net Operating Income (in thousands)
West Region
Orange County, CA	7	2,535	12.4%	$448,682	95.9%	$1,790	$39,259
San Francisco, CA	7	1,688	10.6%	384,678	96.7%	2,688	41,008
Seattle, WA	5	932	5.9%	215,779	97.2%	1,673	13,150
Los Angeles, CA	2	344	3.0%	108,828	96.4%	2,313	6,527
Monterey Peninsula, CA	7	1,565	4.5%	164,950	97.0%	1,344	17,730
Other Southern California	2	516	2.5%	91,258	95.8%	1,751	7,557
Portland, OR	2	476	1.3%	46,902	97.5%	1,303	5,278
Mid-Atlantic Region
Metropolitan D.C.	4	1,315	7.8%	282,869	96.5%	3,098	31,051
Baltimore, MD	4	816	3.5%	127,840	96.4%	1,426	9,250
Southeast Region
Nashville, TN	6	1,612	3.8%	137,498	97.5%	1,087	14,105
Tampa, FL	2	942	2.8%	102,100	97.0%	1,276	9,235
Other Florida	1	636	2.3%	82,192	96.6%	1,423	6,766
Northeast Region
New York, NY	2	996	16.5%	600,588	97.9%	3,689	34,339
Boston, MA	1	387	1.9%	68,494	96.4%	3,631	11,578
Southwestern Region
Dallas, TX	—	—	—	—	—	—	10,985
Austin, TX	—	—	—	—	—	—	2,191
Total/Average Same-Store Communities	52	14,760	78.8%	2,862,658	96.8%	$2,103	260,009
Non Mature, Commercial Properties & Other	5	2,214	21.2%	768,247			57,588
Total Real Estate Owned	57	16,974	100%	3,630,905			$317,597
Total Accumulated Depreciation				(1,281,258)
Total Real Estate Owned, Net of Accumulated Depreciation				$2,349,647

(a)	Monthly Income per Occupied Home represents total revenues divided by the product of occupancy and the number of mature apartment homes.
We report in two segments: Same-Store Communities and Non-Mature Communities/Other.
Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2014 and held as of December 31, 2015. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for sale at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
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
As of December 31, 2015, the Operating Partnership had approximately $30.5 million of principal payments on secured debt maturing in 2016. We anticipate that we will repay that debt with operating cash flows or proceeds from borrowings allocated to us under our General Partner’s credit agreements. The repayment of debt will be recorded as an offset to the Advances (to)/from General Partner.
Statements of Cash Flows
The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013.
Operating Activities
For the year ended December 31, 2015, Net cash provided by/(used in) operating activities was $226.8 million compared to $208.0 million for 2014. The increase in cash flow from operating activities was primarily due to improved income from continuing operations primarily driven by revenue growth at the communities.

For the year ended December 31, 2014, Net cash provided by/(used in) operating activities was $208.0 million compared to $208.3 million for 2013. The decrease in cash flow due to improved income from continuing operations was offset by changes in operating assets and liabilities.
Investing Activities
For the year ended December 31, 2015, Net cash provided by/(used in) investing activities was $23.6 million compared to $(46.7) million for 2014. The increase in cash provided by investing activities was primarily related to increased proceeds from the sales of real estate investments, partially offset by increased cash used in the acquisition of real estate assets.
For the year ended December 31, 2014, Net cash provided by/(used in) investing activities was $(46.7) million compared to $(64.0) million for 2013. The decrease in cash used in investing activities was primarily related to lower spend on development and redevelopment.

Disposition of Investments
In connection with the formation of the DownREIT Partnership in October 2015, the Operating Partnership contributed seven operating communities to the DownREIT Partnership. The Operating Partnership recorded its contribution to the DownREIT Partnership at book value and consequently deferred a gain of $296.4 million. As a result of the contribution, the

Operating Partnership lost its controlling interest and deconsolidated the seven operating communities.  The Operating Partnership accounts for its investment in the DownREIT Partnership under the equity method of accounting as described in Note 5, Unconsolidated Entities.

During the year ended December 31, 2015, the Operating Partnership sold five communities with a total of 1,149 apartment homes for gross proceeds of $250.9 million, resulting in net proceeds of $232.4 million and a total gain, net of tax, of $133.5 million. A portion of the sale proceeds was designated for tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986 (“Section 1031 exchanges”) for one of the October 2015 acquisitions from Home OP. Additionally, the Operating Partnership recognized a gain of $24.6 million, which was previously deferred, in connection with the sale of the communities held by the Texas joint venture.
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
Financing Activities
For the year ended December 31, 2015, Net cash provided by/(used in) financing activities was $(247.7) million compared to $(162.8) million for 2014. The increase in cash used in financing activities was primarily due to increased advances to the General Partner.

For the year ended December 31, 2014, Net cash provided by/(used in) financing activities was $(162.8) million compared to $(145.3) million for 2013. The increase in cash used in financing activities was primarily due to increased advances to the General Partner, partially offset by decreased payments on secured debt and proceeds from the issuance of secured debt.
Credit Facilities
As of December 31, 2015, an aggregate commitment of $421.0 million of the General Partner's secured credit facilities with Fannie Mae was allocated to the Operating Partnership based on the ownership of the assets securing the debt. The entire commitment was outstanding at December 31, 2015. The Fannie Mae credit facilities mature at various dates from May 2017 through July 2023 and bear interest at floating and fixed rates. At December 31, 2015, $250.8 million of the outstanding balance was fixed at a weighted average interest rate of 5.08% and the remaining balance of $170.2 million on these facilities had a weighted average variable interest rate of 1.90%. During 2013, the General Partner reallocated an additional $13.7 million of the Fannie Mae credit facilities to the Operating Partnership.
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility, with an aggregate borrowing capacity of $1.1 billion, $300 million of medium-term notes due June 2018, $300 million of medium-term notes due October 2020, a $350 million term loan facility due January 2021, $400 million of medium-term notes due January 2022, $300 million of medium-term notes due July 2024, and $300 million of medium-term notes due October 2025. As of December 31, 2015, there were $150.0 million outstanding borrowings under the unsecured credit facility. As of December 31, 2014, there was $152.5 million outstanding balance under the unsecured credit facility.
The credit facilities are subject to customary financial covenants and limitations.

Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $196.6 million in variable rate debt that is not subject to interest rate swap contracts as of December 31, 2015. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $2.0 million based on the balance at December 31, 2015.
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
The General Partner also utilizes derivative financial instruments allocated to the Operating Partnership to manage interest rate risk and generally designates these financial instruments as cash flow hedges. See Note 9, Derivatives and Hedging Activity, in the Notes to the Operating Partnership’s Consolidated Financial Statements included in this Report for additional discussion of derivative instruments.
Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013, and includes the results of both continuing and discontinued operations for the periods presented.
Net Income(Loss) Attributable to OP Unitholders
2015 -vs- 2014
Net income/(loss) attributable to OP unitholders was $213.3 million ($1.16 per OP Unit) for the year ended December 31, 2015 as compared to $96.2 million ($0.53 per OP Unit) for the the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•
the Operating Partnership sold five communities with a total of 1,149 apartment homes for gross proceeds of $250.9 million, resulting in net proceeds of $232.4 million and a total gain, net of tax, of $133.5 million. Additionally, the Operating Partnership recognized a gain of $24.6 million, which was previously deferred, in connection with the sale of the communities held by the Texas joint venture.

•
in connection with the formation of the DownREIT Partnership, the Operating Partnership contributed seven operating communities to the DownREIT Partnership. The Operating Partnership recorded its contribution to the DownREIT Partnership at book value and consequently deferred a gain of $296.4 million. As a result of the contribution, the Operating Partnership lost its controlling interest and deconsolidated the seven operating communities.  The Operating Partnership accounts for its investment in the DownREIT Partnership under the equity method of accounting as described in Note 5, Unconsolidated Entities.

•
an increase in total property NOI primarily due to higher occupancy and higher revenue per occupied home, and NOI from the homes placed in service related to development and redevelopment projects completed in 2015 and 2014.

This was partially offset by:

•	a $4.7 million loss from unconsolidated entities related to the DownREIT Partnership that was formed in 2015.

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

This was partially offset by:

•
casualty-related recoveries in 2013 resulting from the effects of Hurricane Sandy on two of our New York City communities in 2012 (see Note 14, Casualty-Related (Recoveries)/Charges, in the Notes to the Operating Partnership’s Consolidated Financial Statements for more details).

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
The following table summarizes the operating performance of our total portfolio (which includes discontinued operations) for the years ended December 31, 2015, 2014, and 2013 (dollars in thousands):

	Year Ended December 31, (a)			Year Ended December 31, (b)
	2015	2014	% Change	2014	2013	% Change
Same-Store Communities:
Same-store rental income	$360,404	$353,686	1.9%	$372,818	$355,585	4.8%
Same-store operating expense (c)	(100,395)	(101,911)	(1.5)%	(108,225)	(106,228)	1.9%
Same-store NOI	260,009	251,775	3.3%	264,593	249,357	6.1%

Non-Mature Communities/Other NOI:
Acquired communities NOI	1,604	—	N/A	16,417	14,998	9.5%
Sold communities NOI	12,225	13,750	(11.1)%	11	8,671	(99.9)%
Development communities NOI	2,787	(603)	562.2%	(603)	(17)	3,447.1%
Redevelopment communities NOI	34,127	29,742	14.7%	14,245	10,084	41.3%
Commercial NOI and other	6,845	5,649	21.2%	5,650	4,442	27.2%
Total non-mature communities/other NOI	57,588	48,538	18.6%	35,720	38,178	(6.4)%

Total Property NOI	$317,597	$300,313	5.8%	$300,313	$287,535	4.4%

(a)	Same-store consists of 14,760 apartment homes.

(b)	Same-store consists of 19,101 apartment homes.

(c)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of total property NOI to Net income/(loss) attributable to OP unitholders as reflected, for both continuing and discontinued operations, for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Total property NOI	$317,597	$300,313	$287,535
Property management	(12,111)	(11,622)	(11,298)
Other operating expenses	(5,923)	(5,172)	(5,728)
Real estate depreciation and amortization	(169,784)	(179,176)	(181,302)
General and administrative	(27,016)	(28,541)	(24,808)
Casualty-related recoveries/(charges), net	(843)	(541)	8,083
Income/(loss) from unconsolidated entities	(4,659)	—	—
Interest expense	(40,321)	(41,717)	(36,058)
Gain/(loss) on sale of real estate owned	158,123	63,635	41,518
Net (income)/loss attributable to noncontrolling interests	(1,762)	(952)	(4,566)
Net income/(loss) attributable to OP unitholders	$213,301	$96,227	$73,376
Same-Store Communities
2015 -vs- 2014
Our same-store community properties (those acquired, developed, and stabilized prior to January 1, 2014 and held on December 31, 2015) consisted of 14,760 apartment homes and provided 81.9% of our total NOI for the year ended December 31, 2015.
NOI for our same-store community properties increased 3.3% or $8.2 million for the year ended December 31, 2015 compared to 2014. The increase in property NOI was primarily attributable to a 1.9% or $6.7 million increase in property rental income and by a 1.5% or $1.5 million decrease in operating expenses. The increase in revenues was primarily driven by a 1.5% or $5.2 million increase in rental rates and a 1.9% or $0.5 million increase in reimbursement and fee income. Physical occupancy increased 1.5% to 96.8% for the year ended December 31, 2015 compared to 2014.
The decrease in operating expenses was primarily driven by a 5.1% or $0.8 million decrease in repair and maintenance expense, a 1.4% or $0.5 million decrease in real estate tax expense and a 5.1% or $0.3 million decrease in marketing and administrative expenses.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 72.1% for the year ended December 31, 2015 as compared to 71.2% for 2014.
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
The increase in operating expenses was primarily driven by a 4.2% or $1.5 million increase in real estate tax caused by higher real estate valuations and a 18.7% or $0.8 million increase in insurance expense primarily caused by a higher volume of small claims, which was partially offset by a 2.3% or $0.4 million decrease in repairs and maintenance costs.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 71.0% for the year ended December 31, 2014 as compared to 70.0% for 2013.

Non-Mature Communities/Other
2015 -vs- 2014
The remaining $57.6 million or 18.1% of our total NOI during the year ended December 31, 2015 was generated from our non-mature communities/other. The Operating Partnership’s non-mature communities/other consist of communities that do not meet the criteria to be included in same-store communities, which includes communities recently developed or acquired, redevelopment properties, sold properties, and non-apartment components of mixed use properties. NOI from non-mature communities/other increased 18.6% or $9.1 million for the year ended December 31, 2015 compared to 2014. The increase was primarily driven by an increase in NOI of 14.7% or $4.4 million from redevelopment properties, and an increase of 562.2% or $3.4 million in development properties.
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

Real Estate Depreciation and Amortization
For the year ended December 31, 2015, real estate depreciation and amortization from continuing and discontinued operations decreased by 5.2% or $9.4 million as compared to 2014. The decrease in depreciation and amortization for the year ended December 31, 2015 was primarily due to sold communities and fully depreciated assets partially offset by homes delivered from our development and redevelopment communities.
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

Casualty-Related Recoveries/(Charges), Net

During the year ended December 31, 2015, the Company recorded $0.8 million of casualty-related losses due to property damage caused by the severe snow storms on the east coast in early 2015, all of which is included in Casualty-related charges/(recoveries), net on the Consolidated Statements of Operations.

During the year ended December 31, 2014, the Company recorded $0.5 million of casualty-related losses due to property damage incurred during an earthquake and a storm in California, all of which are included in Casualty-related charges/(recoveries), net on the Consolidated Statements of Operations.

During the year ended December 31, 2013, the Company recorded $8.1 million of casualty-related recoveries due to damage caused by Hurricane Sandy on the east coast in October 2012, all of which is included in Casualty-related charges/(recoveries), net on the Consolidated Statements of Operations.

Interest Expense

For the year ended December 31, 2015, interest expense decreased by 3.3% or $1.4 million as compared to 2014, which was primarily due to lower amounts of outstanding debt during 2015.

For the year ended December 31, 2014, interest expense increased by 15.7% or $5.7 million as compared to 2013, which was primarily due to lower portion of interest capitalized in 2014 as a result of completed developments, partially offset by a decrease in interest expense due to replacement of debt at lower rates.

Gain/(Loss) on the Sale of Real Estate Owned

During the year ended December 31, 2015, the Operating Partnership sold five communities with a total of 1,149 apartment homes for gross proceeds of $250.9 million, resulting in net proceeds of $232.4 million and a total gain, net of tax, of $133.5 million. A portion of the sale proceeds was designated for a Section 1031 exchange for one of the October 2015 acquisitions from Home OP. Additionally, the Operating Partnership recognized a gain of $24.6 million, which was previously deferred, in connection with the sale of the communities held by the Texas joint venture.

In connection with the formation of the DownREIT Partnership in October 2015, the Operating Partnership contributed seven operating communities to the DownREIT Partnership. The Operating Partnership recorded its contribution to the DownREIT Partnership at book value and consequently deferred a gain of $296.4 million. As a result of the contribution, the Operating Partnership lost its controlling interest and deconsolidated the seven operating communities. The Operating Partnership accounts for its investment in the DownREIT Partnership under the equity method of accounting as described in Note 5, Unconsolidated Entities.

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
Due to the Operating Partnership’s adoption ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, effective January 1, 2014, these gains were included in Gain/(loss) on sale of real estate owned on the Operating Partnership’s Consolidated Statements of Operations. See Note 2, Significant Accounting Policies, in the Notes to the Operating Partnership’s Consolidated Financial Statements included in this Report for additional information.
For the year ended December 31, 2013, we recognized gains on sale of depreciable property of $41.5 million. These gains are included in Income/(loss) from discontinued operations on the Operating Partnership’s Consolidated Statements of Operations included in this Report. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period as well as the extent of gains related to specific properties sold.

Net (Income)/Loss Attributable to Noncontrolling Interests

For the year ended December 31, 2015, net income attributable to noncontrolling interests was $1.8 million as compared to $1.0 million for 2014. The increase of $0.8 million was primarily due to increased net income of the communities with noncontrolling interest.

For the year ended December 31, 2014, net income attributable to noncontrolling interests was $1.0 million as compared to $4.6 million for 2013. The decrease of $3.6 million was primarily due to the Operating Partnership correcting an error in the General Partner’s ownership interest in one of the consolidated subsidiaries resulting in a cumulative adjustment recorded in 2013 of $3.3 million. Management believes the impact of the cumulative adjustment in 2013 is immaterial to the financial statements taken as a whole.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2015 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	2016	2017-2018	2019-2020	Thereafter	Total
Long-term debt obligations	$30,517	167,405	185,931	94,310	$478,163
Interest on debt obligations (a)	17,086	30,854	12,546	5,986	66,472
Operating lease obligations — ground leases (b)	5,444	10,888	9,930	311,856	338,118
	$53,047	$209,147	$208,407	$412,152	$882,753

(a)	Interest payments on variable rate debt instruments are based on each debt instrument’s respective year-end interest rate at December 31, 2015.

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
As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, which is the sole general partner of the Operating Partnership, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.

Management’s Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 for the Company and the Operating Partnership. Under the supervision and with the participation of the management, the Chief Executive Officer and Chief Financial Officer of the Company, which is the sole general partner of the Operating Partnership, conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (2013 Framework) (COSO). Based on such evaluation, management concluded that the Company’s and the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2015.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Report, has audited UDR, Inc.’s internal control over financial reporting as of December 31, 2015. The report of Ernst & Young LLP, which expresses an unqualified opinion on UDR, Inc.’s internal control over financial reporting as of December 31, 2015, is included under the heading “Report of Independent Registered Public Accounting Firm” of UDR, Inc. contained in this Report. Further, an attestation report of the registered public accounting firm of United Dominion Realty, L.P. will not be required as long as United Dominion Realty, L.P. is a non-accelerated filer.
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

Item 9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the information set forth under the headings “Proposal No. 1 - Election of Directors,” “Corporate Governance Matters,” “Audit Committee Report,” “Corporate Governance Matters-Board Leadership Structure and Committees-Audit Committee Financial Expert,” “Corporate Governance Matters-Identification and Selection of Nominees for Directors,” “Corporate Governance Matters-Board of Directors and Committee Meetings,” “Executive Officers” and “Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance” in UDR, Inc.’s definitive proxy statement (our “definitive proxy statement”) for its 2016 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.
We have a code of ethics for senior financial officers that applies to our principal executive officer, all members of our finance staff, including the principal financial officer, the principal accounting officer, the treasurer and the controller, our director of investor relations, our corporate secretary, and all other Company officers. We also have a code of business conduct and ethics that applies to all of our employees. Information regarding our codes is available on our website, www.udr.com, and is incorporated by reference to the information set forth under the heading “Corporate Governance Matters” in our definitive proxy statement for UDR’s 2016 Annual Meeting of Stockholders. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of our codes by posting such amendment or waiver on our website.

Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Board Leadership Structure and Committees-Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation of Directors” and “Compensation Committee Report” in the definitive proxy statement for UDR’s 2016 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” and “Executive Compensation-Equity Compensation Plan Information” in the definitive proxy statement for UDR’s 2016 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Corporate Governance Overview,” “Corporate Governance Matters-Director Independence,” “Corporate Governance Matters-Board Leadership Structure and Committees-Independence of the Audit, Compensation and Governance Committees,” and “Executive Compensation” in the definitive proxy statement for UDR’s 2016 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership. Information regarding related party transactions between UDR and the Operating Partnership is presented in Note 7, Related Party Transactions, of the Consolidated Financial Statements of United Dominion Realty, L.P. referenced in Part IV, Item 15(a) of this Report.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the information set forth under the headings “Audit Matters-Audit Fees” and “Audit Matters-Pre-Approval Policies and Procedures” in the definitive proxy statement for UDR’s 2016 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

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

UDR, Inc.
Date:	February 23, 2016	By:	/s/ Thomas W. Toomey
Thomas W. Toomey
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 23, 2016 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey	/s/ Katherine A. Cattanach
Thomas W. Toomey	Katherine A. Cattanach
Chief Executive Officer, President, and Director (Principal Executive Officer)	Director

/s/ Thomas M. Herzog	/s/ Mary Ann King
Thomas M. Herzog	Mary Ann King
Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Director

/s/ Mark A. Schumacher	/s/ Robert P. Freeman
Mark A. Schumacher	Robert P. Freeman
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	Director

/s/ James D. Klingbeil	/s/ Jon A. Grove
James D. Klingbeil	Jon A. Grove
Chairman of the Board	Director

/s/ Lynne B. Sagalyn	/s/ Clint McDonnough
Lynne B. Sagalyn	Clint McDonnough
Vice Chair of the Board	Director

/s/ Robert A. McNamara
Robert A. McNamara
Director

/s/ Mark R. Patterson
Mark R. Patterson
Director

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED DOMINION REALTY, L.P. By: UDR, Inc., its sole general partner
Date:	February 23, 2016	By:	/s/ Thomas W. Toomey
Thomas W. Toomey
Chief Executive Officer and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 23, 2016 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey	/s/ Katherine A. Cattanach
Thomas W. Toomey	Katherine A. Cattanach
Chief Executive Officer, President, and	Director of the General Partner
Director of the General Partner (Principal Executive Officer)

/s/ Thomas M. Herzog	/s/ Mary Ann King
Thomas M. Herzog	Mary Ann King
Senior Vice President and Chief Financial	Director of the General Partner
Officer of the General Partner (Principal Financial Officer)

/s/ Mark A. Schumacher	/s/ Robert P. Freeman
Mark A. Schumacher	Robert P. Freeman
Senior Vice President and Chief Accounting	Director of the General Partner
Officer of the General Partner (Principal Accounting Officer)

/s/ James D. Klingbeil	/s/ Jon A. Grove
James D. Klingbeil	Jon A. Grove
Chairman of the Board of the General Partner	Director of the General Partner

/s/ Lynne B. Sagalyn	/s/ Clint McDonnough
Lynne B. Sagalyn	Clint McDonnough
Vice Chair of the Board of the General Partner	Director of the General Partner

/s/ Robert A. McNamara
Robert A. McNamara
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of UDR, Inc.

We have audited the accompanying consolidated balance sheets of UDR, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income/(loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UDR, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its presentation of debt issuance costs related to a recognized debt liability in the financial statements as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30),” and Accounting Standards Update No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. Also as discussed in Notes 2 and 3 to the consolidated financial statements, the Company changed its reporting of discontinued operations as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), UDR, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
February 23, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of UDR, Inc.

We have audited UDR, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). UDR, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, UDR, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UDR, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income/(loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
February 23, 2016

UDR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS
Real estate owned:
Real estate held for investment	$9,053,599	$8,205,627
Less: accumulated depreciation	(2,646,044)	(2,434,772)
Real estate held for investment, net	6,407,555	5,770,855
Real estate under development (net of accumulated depreciation of $0 and $0, respectively)	124,072	177,632
Real estate held for disposition (net of accumulated depreciation of $830 and $0, respectively)	11,775	—
Total real estate owned, net of accumulated depreciation	6,543,402	5,948,487
Cash and cash equivalents	6,742	15,224
Restricted cash	20,798	22,340
Notes receivable, net	16,694	14,369
Investment in and advances to unconsolidated joint ventures, net	938,906	718,226
Other assets	137,302	110,082
Total assets	$7,663,844	$6,828,728

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$1,376,945	$1,354,321
Unsecured debt, net	2,193,850	2,210,978
Real estate taxes payable	18,786	15,978
Accrued interest payable	29,162	34,215
Security deposits and prepaid rent	36,330	34,064
Distributions payable	80,368	69,460
Accounts payable, accrued expenses, and other liabilities	81,356	91,282
Total liabilities	3,816,797	3,810,298

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	946,436	282,480

Equity:
Preferred stock, no par value; 50,000,000 shares authorized:
8.00% Series E Cumulative Convertible; 2,796,903 and 2,803,812 shares issued and outstanding at December 31, 2015 and 2014, respectively	46,457	46,571
Series F; 16,452,496 and 2,464,183 shares issued and outstanding at December 31, 2015 and 2014, respectively	1	—
Common stock, $0.01 par value; 350,000,000 shares authorized:
261,844,521 and 255,114,603 shares issued and outstanding at December 31, 2015 and 2014, respectively	2,618	2,551
Additional paid-in capital	4,447,816	4,223,747
Distributions in excess of net income	(1,584,459)	(1,528,917)
Accumulated other comprehensive income/(loss), net	(12,678)	(8,855)
Total stockholders’ equity	2,899,755	2,735,097
Noncontrolling interests	856	853
Total equity	2,900,611	2,735,950
Total liabilities and equity	$7,663,844	$6,828,728
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
REVENUES:
Rental income	$871,928	$805,002	$746,484
Joint venture management and other fees	22,710	13,044	12,442
Total revenues	894,638	818,046	758,926
OPERATING EXPENSES:
Property operating and maintenance	155,096	149,428	144,319
Real estate taxes and insurance	102,963	99,175	93,765
Property management	23,978	22,138	20,528
Other operating expenses	9,708	8,271	7,136
Real estate depreciation and amortization	374,598	358,154	339,532
General and administrative	59,690	47,800	42,238
Casualty-related charges/(recoveries), net	2,335	541	(12,253)
Other depreciation and amortization	6,679	5,775	6,741
Total operating expenses	735,047	691,282	642,006
Operating income	159,591	126,764	116,920
Income/(loss) from unconsolidated entities	62,329	(7,006)	(415)
Interest expense	(121,875)	(130,454)	(126,083)
Interest income and other income/(expense), net	1,551	11,858	4,619
Income/(loss) before income taxes, discontinued operations, and gain/(loss) on sale of real estate owned	101,596	1,162	(4,959)
Tax benefit/(provision), net	3,886	15,098	7,299
Income/(loss) from continuing operations	105,482	16,260	2,340
Income/(loss) from discontinued operations, net of tax	—	10	43,942
Income/(loss) before gain/(loss) on sale of real estate owned	105,482	16,270	46,282
Gain/(loss) on sale of real estate owned, net of tax	251,677	143,572	—
Net income/(loss)	357,159	159,842	46,282
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(16,773)	(5,511)	(1,530)
Net (income)/loss attributable to noncontrolling interests	(3)	3	60
Net income/(loss) attributable to UDR, Inc.	340,383	154,334	44,812
Distributions to preferred stockholders — Series E (Convertible)	(3,722)	(3,724)	(3,724)
Net income/(loss) attributable to common stockholders	$336,661	$150,610	$41,088
Income/(loss) per weighted average common share — basic:
Income/(loss) from continuing operations attributable to common stockholders	$1.30	$0.60	$(0.01)
Income/(loss) from discontinued operations attributable to common stockholders	—	—	0.17
Net income/(loss) attributable to common stockholders	$1.30	$0.60	$0.16
Income/(loss) per weighted average common share — diluted:
Income/(loss) from continuing operations attributable to common stockholders	$1.29	$0.59	$(0.01)
Income/(loss) from discontinued operations attributable to common stockholders	—	—	0.17
Net income/(loss) attributable to common stockholders	$1.29	$0.59	$0.16
Weighted average number of common shares outstanding — basic	258,669	251,528	249,969
Weighted average number of common shares outstanding — diluted	263,752	253,445	249,969
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income/(loss)	$357,159	$159,842	$46,282
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(6,393)	(8,695)	(469)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	2,262	4,834	6,851
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	(4,131)	(3,861)	6,382
Comprehensive income/(loss)	353,028	155,981	52,664
Comprehensive (income)/loss attributable to noncontrolling interests	(16,468)	(5,375)	(1,720)
Comprehensive income/(loss) attributable to UDR, Inc.	$336,560	$150,606	$50,944
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share data)

	Preferred Stock	Common Stock	Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss), net	Noncontrolling Interests	Total
Balance at December 31, 2012	$46,571	$2,501	$4,098,882	$(1,143,781)	$(11,257)	$916	$2,993,832
Net income/(loss) attributable to UDR, Inc.	—	—	—	44,812	—	—	44,812
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	(60)	(60)
Other comprehensive income/(loss)	—	—	—	—	6,132	—	6,132
Issuance/(forfeiture) of common and restricted shares, net	—	5	9,067	—	—	—	9,072
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	—	1	1,816	—	—	—	1,817
Common stock distributions declared ($0.94 per share)	—	—	—	(235,721)	—	—	(235,721)
Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	(3,724)	—	—	(3,724)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(3,656)	—	—	(3,656)
Balance at December 31, 2013	46,571	2,507	4,109,765	(1,342,070)	(5,125)	856	2,812,504
Net income/(loss) attributable to UDR, Inc.	—	—	—	154,334	—	—	154,334
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	(3)	(3)
Other comprehensive income/(loss)	—	—	—	—	(3,730)	—	(3,730)
Issuance/(forfeiture) of common and restricted shares, net	—	8	9,797	—	—	—	9,805
Issuance of common shares through public offering	—	34	99,815	—	—	—	99,849
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	—	2	4,370	—	—	—	4,372
Common stock distributions declared ($1.04 per share)	—	—	—	(263,503)	—	—	(263,503)
Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	(3,724)	—	—	(3,724)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(73,954)	—	—	(73,954)
Balance at December 31, 2014	46,571	2,551	4,223,747	(1,528,917)	(8,855)	853	2,735,950
Net income/(loss) attributable to UDR, Inc.	—	—	—	340,383	—	—	340,383
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	3	3
Other comprehensive income/(loss)	—	—	—	—	(3,823)	—	(3,823)
Issuance/(forfeiture) of common and restricted shares, net	—	3	10,191	—	—	—	10,194
Issuance of common shares through public offering	—	63	209,948	—	—	—	210,011
Conversion of Series E Cumulative Convertible shares	(114)	—	114	—	—	—	—
Issuance of Series F Preferred Stock	1	—	—	—	—	—	1
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	—	1	3,816	—	—	—	3,817
Common stock distributions declared ($1.11 per share)	—	—	—	(289,500)	—	—	(289,500)
Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	(3,722)	—	—	(3,722)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(102,703)	—	—	(102,703)
Balance at December 31, 2015	$46,458	$2,618	$4,447,816	$(1,584,459)	$(12,678)	$856	$2,900,611
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)

	Year Ended December 31,
	2015	2014	2013
Operating Activities
Net income/(loss)	$357,159	$159,842	$46,282
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	381,277	363,929	348,231
(Gain)/loss on sale of real estate owned, net of tax	(251,677)	(143,647)	(41,919)
Impairment loss, net of tax	—	—	1,470
Tax (benefit)/provision, net	(3,886)	(15,136)	(7,299)
(Income)/loss from unconsolidated entities	(62,329)	7,006	415
Amortization of share-based compensation	18,017	13,954	9,531
Other	6,612	13,104	15,025
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(3,968)	(1,074)	(15,135)
Increase/(decrease) in operating liabilities	(9,590)	(5,618)	(16,699)
Net cash provided by/(used in) operating activities	431,615	392,360	339,902

Investing Activities
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	(244,769)	(228,810)	—
Proceeds from sales of real estate investments, net	387,650	383,886	250,043
Development of real estate assets	(103,205)	(251,493)	(280,603)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(113,400)	(96,679)	(153,676)
Capital expenditures — non-real estate assets	(4,049)	(5,497)	(7,639)
Investment in unconsolidated joint ventures	(217,642)	(222,930)	(43,291)
Distributions received from unconsolidated joint ventures	59,291	59,199	130,984
(Issuance)/repayment of notes receivable	(2,325)	68,664	(19,027)
Net cash provided by/(used in) investing activities	(238,449)	(293,660)	(123,209)

Financing Activities
Payments on secured debt	(193,958)	(80,961)	(46,564)
Proceeds from the issuance of secured debt	127,600	5,502	—
Payments on unsecured debt	(325,540)	(312,500)	(122,500)
Proceeds from the issuance of unsecured debt	299,310	298,956	299,943
Net proceeds/(repayment) of revolving bank debt	(2,500)	152,500	(76,000)
Proceeds from the issuance of common shares through public offering, net	210,011	99,849	—
Distributions paid to redeemable noncontrolling interests	(10,654)	(9,929)	(9,348)
Distributions paid to preferred stockholders	(3,722)	(3,724)	(3,724)
Distributions paid to common stockholders	(283,168)	(256,100)	(231,822)
Other	(19,027)	(7,318)	(8,544)
Net cash provided by/(used in) financing activities	(201,648)	(113,725)	(198,559)
Net increase/(decrease) in cash and cash equivalents	(8,482)	(15,025)	18,134
Cash and cash equivalents, beginning of year	15,224	30,249	12,115
Cash and cash equivalents, end of year	$6,742	$15,224	$30,249

UDR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands, except for share data)

	Year Ended December 31,
	2015	2014	2013
Supplemental Information:
Interest paid during the period, net of amounts capitalized	$130,240	$131,815	$127,877

Non-cash transactions:
Acquisition of communities in exchange for DownREIT units and assumption of debt	660,832	—	—
Acquisition of office building in Highlands Ranch, Colorado in exchange for the assumption of debt	24,067	—	—
Fair value adjustment of debt acquired as part of acquisition of office building in Highlands Ranch, Colorado	1,363	—	—
Real estate acquired in asset exchange or upon consolidation of joint ventures	—	—	129,437
Transfer of real estate owned to investment in and advances to unconsolidated ventures	—	54,938	175,951
Secured debt assumed in the acquisitions of properties, including asset exchange and consolidation of joint ventures	—	—	63,595
Development costs and capital expenditures incurred but not yet paid	20,375	34,746	37,220
Conversion of operating partnership noncontrolling interests to common stock (112,174 shares in 2015; 153,451 shares in 2014; and 76,291 shares in 2013)	3,817	4,372	1,817
See accompanying notes to consolidated financial statements.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

1. CONSOLIDATION AND BASIS OF PRESENTATION
Organization and Formation
UDR, Inc. (“UDR,” the “Company,” “we,” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities generally in high barrier-to-entry markets located in the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. At December 31, 2015, our consolidated apartment portfolio consisted of 133 consolidated communities located in 18 markets consisting of 40,728 apartment homes. In addition, the Company has an ownership interest in 6,696 apartment homes through unconsolidated joint ventures.
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
The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of December 31, 2015 and 2014, there were 183,278,698 units in the Operating Partnership (“OP Units”) outstanding, of which 174,225,399 or 95.1% and 174,113,225 or 95.0%, respectively, were owned by UDR and 9,053,299 or 4.9% and 9,165,473 or 5.0%, respectively, were owned by outside limited partners. As of December 31, 2015, there were 32,367,380 units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 16,229,407 or 50.1% were owned by UDR (of which, 13,470,651 or 41.6% were held by the Operating Partnership) and 16,137,973 or 49.9% were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.
The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those mentioned in Note 4, Real Estate Owned and Note 6, Secured and Unsecured Debt, Net.

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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which makes changes to both the variable interest model and the voting model of consolidation. Under ASU 2015-02, companies will need to re-evaluate whether an entity meets the criteria to be considered a variable interest entity (“VIE”) or whether the consolidation of an entity should be assessed under the voting model. The new standard specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. The new standard will be effective for the Company beginning on January 1, 2016 and must be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the period of adoption or retrospectively to each period presented. The Company does not expect the adoption of the new standard to result in the consolidation of entities not previously consolidated or the deconsolidation of any entities previously consolidated. Upon adopting the new standard, the Company expects that the Operating Partnership and DownREIT Partnership will become VIEs as the limited partners of both entities lack substantive kick-out rights and substantive participating rights. The Company expects to be the primary beneficiary of, and continue to consolidate, both entities.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, to revise the presentation of debt issuance costs. Under ASU 2015-03, entities will present debt issuance costs in their balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the deferred costs will continue to be included in interest expense. ASU 2015-03 did not directly address presentation or subsequent measurement of issuance costs related to line-of-credit arrangements. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that such costs may be presented as an asset and subsequently amortized over the term of the line-of-credit arrangement. The cumulative guidance, which is to be applied retrospectively to all prior periods, is effective for fiscal years beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued.

The Company elected to early adopt ASU 2015-03 and ASU 2015-15 during the fourth quarter of 2015. As a result, for all periods presented, deferred financing costs related to secured and unsecured debt are included as reductions to Secured debt, net and Unsecured debt, net , respectively, on the accompanying Consolidated Balance Sheets and deferred financing costs related to revolving credit facilities are included within Other assets on the accompanying Consolidated Balance Sheets. At December 31, 2015, $7.9 million, $5.5 million and $12.4 million of deferred financing costs were included within Other assets, Secured debt, net, and Unsecured debt, net, respectively. At December 31, 2014, the following amounts of deferred financing costs were reclassified (in thousands):

	Deferred financing costs	Other assets	Secured debt, net	Unsecured Debt, net
December 31, 2014
As previously presented	$22,686	$105,202	$1,361,529	$2,221,576
Reclassification of deferred financing costs	(22,686)	4,880	(7,208)	(10,598)
As presented herein	$—	$110,082	$1,354,321	$2,210,978

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires that the cumulative impact of a measurement-period adjustment, including impacts on prior periods, be recognized in the reporting period in which the adjustment amount is determined and, therefore, eliminates the requirement to retrospectively account for the adjustment in prior periods presented. The new standard will be effective for the Company beginning on January 1, 2016 and must be applied prospectively to measurement-period adjustments that occur after the effective date. The Company will comply with the new guidance upon adoption.
Real Estate
Real estate assets held for investment are carried at historical cost and consist of land, buildings and improvements, furniture, fixtures and equipment and other costs incurred during their development, acquisition and redevelopment.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

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
Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the years ended December 31, 2015, 2014, and 2013 were $6.3 million, $9.0 million and $11.1 million, respectively. During the years ended December 31, 2015, 2014, and 2013, total interest capitalized was $16.1 million, $20.2 million, and $29.4 million, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion and depreciation commences over the estimated useful life.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short-term, highly liquid investments. We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The majority of the Company’s cash and cash equivalents are held at major commercial banks.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

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
Notes Receivable

The following table summarizes our notes receivable, net as of December 31, 2015 and 2014 (dollars in thousands):

	Interest rate at	Balance Outstanding
	December 31, 2015	December 31, 2015	December 31, 2014
Note due February 2017 (a)	10.00%	$12,994	$11,869
Note due July 2017 (b)	8.00%	2,500	2,500
Note due October 2020 (c)	8.00%	1,200	—
Total notes receivable, net		$16,694	$14,369
(a) The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $13.0 million, which bears an interest rate of 10.00% per annum. During the year ended December 31, 2015, the Company loaned an additional $1.1 million. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (February 2017).
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

(c)
In October 2015, the Company entered into a secured note receivable with an unaffiliated third party with an aggregate commitment of $2.0 million, which bears an interest rate of 8.00% per annum. During the year ended December 31, 2015, the Company loaned $1.2 million under the note. Interest payments are due when the loan matures. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $10.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (October 2020).

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

During the years ended December 31, 2015, 2014, and 2013, the Company recognized $1.5 million, $3.4 million and $4.1 million, respectively, of interest income from notes receivable, of which $0.0, $0.0 and $0.8 million, respectively, was related party interest income. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.
Investment in Joint Ventures and Partnerships
We use the equity method to account for investments in joint ventures and partnerships that qualify as variable interest entities where we are not the primary beneficiary and other entities that we do not control or where we do not own a majority of the economic interest but have the ability to exercise significant influence over the operating and financial policies of the investee. Throughout these financial statements we use the term “joint venture” or “partnership” when referring to investments in entities in which we do not have a 100% ownership interest. The Company also uses the equity method when we function as the managing partner and our venture partner has substantive participating rights or where we can be replaced by our venture partner as managing partner without cause. For a joint venture or partnership accounted for under the equity method, our share of net earnings or losses is reflected as income/loss when earned/incurred and distributions are credited against our investment in the joint venture or partnership as received.
In determining whether a joint venture or partnership is a variable interest entity, the Company considers: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including necessity of subordinated debt; estimates of future cash flows; ours and our partner’s ability to participate in the decision making related to acquisitions, disposition, budgeting and financing of the entity; obligation to absorb losses and preferential returns; nature of our partner’s primary operations; and the degree, if any, of disproportionality between the economic and voting interests of the entity. As of December 31, 2015, the Company did not determine any of our joint ventures or partnerships to be variable interest entities.
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
Redeemable Noncontrolling Interests in the Operating Partnership and DownREIT Partnership
Interests in the Operating Partnership and the DownREIT Partnership held by limited partners are represented by OP Units and DownREIT Units, respectively. The income is allocated to holders of OP Units/DownREIT Units based upon net income available to common stockholders and the weighted average number of OP Units/DownREIT Units outstanding to total common shares plus OP Units/DownREIT Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to noncontrolling interests in accordance with the terms of the partnership agreements of the Operating Partnership and the DownREIT Partnership.
Limited partners of the Operating Partnership and the DownREIT Partnership have the right to require such partnership to redeem all or a portion of the OP Units/DownREIT Units held by the limited partner at a redemption price equal to and in the form of the Cash Amount (as defined in the partnership agreement of the Operating Partnership or the DownREIT Partnership, as applicable), provided that such OP Units/DownREIT Units have been outstanding for at least one year. UDR, as the general partner of the Operating Partnership and the DownREIT Partnership may, in its sole discretion, purchase the OP Units/DownREIT Units by paying to the limited partner either the Cash Amount or the REIT Share Amount (generally one share of

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

Common Stock of the Company for each OP Unit/DownREIT Unit), as defined in the partnership agreement of the Operating Partnership or the DownREIT Partnership, as applicable. Accordingly, the Company records the OP Units outside of permanent equity and reports the OP Units at their redemption value using the Company’s stock price at each balance sheet date.
Income Taxes
Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as taxable REIT subsidiaries (“TRS”).
Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of December 31, 2015 and 2014, UDR’s net deferred tax asset of $11.8 million, net of valuation allowance of $0.1 million, and $7.0 million, which had no valuation allowance, respectively, was included in Other assets on the Consolidated Balance Sheets.
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
UDR had no material unrecognized tax benefit, accrued interest or penalties at December 31, 2015. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2011 through 2014 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense.
Discontinued Operations
Prior to the adoption of ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the results of operations for those properties sold during the year or classified as held for sale at the end of the current year were classified as discontinued operations in the current and prior periods. Further, to meet the discontinued operations criteria, the Company will not have any significant continuing involvement in the ownership or operation of the property after the sale or disposition. Once a property is classified as held for sale, depreciation is no longer recorded. However, if the Company determines that the property no longer meets the criteria for held for sale, the Company will recapture any unrecorded depreciation on the property. The assets and liabilities, if any, of properties classified as held for sale are presented separately on the Consolidated Balance Sheets at the lower of their carrying amount or their estimated fair value less the costs to sell the assets. (See Note 3, Discontinued Operations and Assets Held for Sale, for further discussion).

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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

Advertising Costs
All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item General and administrative. During the years ended December 31, 2015, 2014, and 2013, total advertising expense was $6.4 million, $6.0 million, and $5.7 million, respectively.
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
Comprehensive Income/(Loss)
Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the years ended December 31, 2015, 2014, and 2013, the Company's other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments and marketable securities reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to redeemable noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in interest expense in the accompanying Consolidated Statements of Operations. See Note 13, Derivatives and Hedging Activity, for further discussion. The (gain)/loss on marketable securities reclassified from other comprehensive income/(loss) is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the years ended December 31, 2015, 2014, and 2013 was $(0.3) million, $(0.1) million, and $0.3 million, respectively.
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
Market Concentration Risk
The Company is subject to increased exposure from economic and other competitive factors specific to markets where the Company holds a significant percentage of the carrying value of its real estate portfolio. At December 31, 2015, the Company held greater than 10% of the carrying value of its real estate portfolio in the Orange County, California; Metropolitan D.C.; and New York, New York markets.
3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
Effective January 1, 2014, UDR prospectively adopted ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, for all communities not previously sold or classified as held for sale. The standard had a material impact on the Company’s consolidated financial statements. As a result of adopting the ASU, during the years ended December 31, 2015 and 2014, gains, net of tax, of $251.7 million and $142.5 million (excluding a $1.1 million gain related to the sale of land) respectively, are included in Gain/(loss) on sale of real estate owned, net of tax on the Consolidated Statements of Operations rather than in Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

Prior to the prospective adoption of ASU 2014-08, FASB Accounting Standards Codification ("ASC") Subtopic 205-20 required, among other things, that the primary assets and liabilities and the results of operations of UDR’s real properties that have been sold or are held for disposition, be classified as discontinued operations and segregated in UDR’s Consolidated Statements of Operations and Consolidated Balance Sheets. Consequently, the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition prior to January 1, 2014 are accounted for as discontinued operations for all periods presented. This presentation does not have an impact on net income available to common stockholders; it only results in the reclassification of the operating results within the Consolidated Statements of Operations for the periods ended December 31, 2014, and 2013.
During 2014, the Company sold one operating property that was classified as held for disposition prior to the adoption of ASU 2014-08 and, therefore, met the requirements to be reported as a discontinued operation. The sale of this property resulted in an immaterial gain, net of tax, of $0.1 million. The gain, net of tax, and operating results of the property for the years ended December 31, 2014, and 2013, are included in Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations.
During the year ended December 31, 2013, the Company sold two communities in the Sacramento market with 914 apartment homes for gross proceeds of $81.1 million.

During the years ended December 31, 2015, 2014, and 2013, UDR recognized net gains on the sale of depreciable properties, before tax, of $0.0, $0.1 million, and $41.9 million, respectively, which are included in Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations.
The following is a summary of Income/(loss) from discontinued operations, net of tax for the years ended December 31, 2015, 2014, and 2013 (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Rental income	$—	$147	$9,152
Rental expenses	—	225	3,511
Property management	—	4	252
Real estate depreciation	—	—	1,958
Interest income and other (income)/expense, net	—	21	(62)
Income/(loss) attributable to disposed properties and assets held for sale	—	(103)	3,493
Net gain/(loss) on the sale of depreciable property	—	75	41,919
Impairment charges	—	—	(2,355)
Income tax benefit/(provision)	—	38	885
Income/(loss) from discontinued operations, net of tax	$—	$10	$43,942

Income/(loss) from discontinued operations attributable to UDR, Inc.	$—	$10	$42,364

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

4. REAL ESTATE OWNED
Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and sold or held for sale properties. As of December 31, 2015, the Company owned and consolidated 133 communities in 10 states plus the District of Columbia totaling 40,728 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015	December 31, 2014
Land	$1,833,156	$1,790,281
Depreciable property — held and used:
Land improvements	173,821	189,940
Building, improvements, and furniture, fixtures and equipment	7,046,622	6,225,406
Under development:
Land	78,085	24,584
Building, improvements, and furniture, fixtures and equipment	45,987	153,048
Real estate held for disposition:
Land	9,963	—
Building, improvements, and furniture, fixtures and equipment	2,642	—
Real estate owned	9,190,276	8,383,259
Accumulated depreciation	(2,646,874)	(2,434,772)
Real estate owned, net	$6,543,402	$5,948,487
Acquisitions
In October 2015, the Company completed the acquisition of six Washington, D.C. area properties from Home Properties, L.P., a New York limited partnership (“Home OP”), for a total contractual purchase price of $900.6 million, which was comprised of $564.8 million of newly issued units of limited partnership interest (“DownREIT Units”) in the newly formed DownREIT Partnership issued at $35 per unit (a total of 16.1 million units), the assumption of $89.3 million of debt, $221.0 million of reverse tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986 (“Section 1031 exchanges”), and $25.5 million of cash. In addition, the Company issued approximately 14.0 million shares of its Series F Preferred Stock to former limited partners of Home OP, which had the right to subscribe for one share of Series F Preferred Stock for each DownREIT Unit issued in connection with the acquisitions.
The Company holds a 50.1% controlling ownership interest in, and consolidates, the DownREIT Partnership. See Note 11, Noncontrolling Interests, for additional information regarding the DownREIT Partnership formation and the Company’s controlling rights in the partnership.
Of the six properties acquired from Home OP, four were acquired through the DownREIT Partnership, one was acquired by the Company through a reverse Section 1031 exchange and one was acquired by the Operating Partnership through a reverse Section 1031 exchange, as reflected in the following table:

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

Property	Location
Eleven55 Ripley(a)	Silver Spring, MD
Arbor Park of Alexandria(a)	Alexandria, VA
Newport Village(a)	Alexandria, VA
The Courts at Dulles(a)	Herndon, VA
1200 East West(b)	Silver Spring, MD
Courts at Huntington Station(c)	Alexandria, VA

(a) Acquired through the DownREIT Partnership.
(b) Acquired by the Company through a reverse Section 1031 exchange.
(c) Acquired by the Operating Partnership through a reverse Section 1031 exchange.

The Company has performed a valuation analysis of the fair market value of the assets and liabilities of the properties acquired from Home OP. The following table summarizes the allocation of the purchase price as of the acquisition date (in thousands):

Assets:
Land	$173,924
Buildings	708,455
Intangible assets	25,455
Total assets	907,834
Liabilities:
Secured debt	(96,486)
Below-market in-place leases	(542)
Total liabilities	(97,028)
Total assets acquired less liabilities assumed	$810,806

Substantially all acquired intangible assets will be amortized in 2016 based on the average term of acquired leases of 14 months or less.

The Company’s results of operations include operating revenues of $15.6 million and net loss from continuing operations of $9.2 million related to the six Washington, D.C. area properties acquired from Home OP from the acquisition date to December 31, 2015.

The unaudited pro forma information below summarizes the Company’s combined results of operations for the years ended December 31, 2015 and 2014 as though the above acquisition was completed on January 1, 2014. The information for the year ended December 31, 2015 includes pro forma results for the portion of the period prior to the acquisition date and actual results from the date of acquisition through the end of the period. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor does it purport to represent the Company’s results of operations for future periods (in thousands):

	Year Ended December 31,
	2015	2014
Pro forma revenues	$943,421	$877,287
Pro forma net income/(loss) attributable to common stockholders	$319,385	$105,875

In February 2015, the Company acquired an office building in Highlands Ranch, Colorado, for total consideration of approximately $24.0 million, which was comprised of assumed debt. The Company’s corporate offices, as well as other leased

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

office space, are located in the acquired building. The building consists of approximately 120,000 square feet. All existing leases were assumed by the Company at the time of the acquisition.

In 2014, the Company acquired a fully-entitled land parcel for future development located in Huntington Beach, California for $77.8 million, two communities, located in Seattle, Washington and Kirkland, Washington, with a total of 358 apartment homes for $45.5 million and $75.2 million, respectively, and a land parcel for future development located in Boston, Massachusetts for $32.2 million. The four acquisitions during the year ended December 31, 2014 were accomplished through tax-deferred Section 1031 exchanges.
The Company incurred $2.1 million, $0.4 million and $0.1 million of acquisition-related costs during the years ended December 31, 2015, 2014, and 2013, respectively. These expenses are reported within the line item General and Administrative on the Consolidated Statements of Operations.

Dispositions

During the year ended December 31, 2015, the Company sold 12 communities with a total of 2,735 apartment homes for gross proceeds of $408.7 million, resulting in net proceeds of $387.7 million and a total gain of $251.7 million. A portion of the sale proceeds was designated for tax-deferred Section 1031 exchanges for a 2014 acquisition and the October 2015 acquisitions.

During the year ended December 31, 2014, the Company sold nine communities consisting of a total of 2,500 apartment homes, an adjacent parcel of land, and one operating property for gross proceeds of $328.4 million, resulting in net proceeds of $324.4 million and a total gain, net of tax, of $138.6 million. A portion of the sale proceeds was designated for tax-deferred Section 1031 exchanges that was used to fund acquisitions of real estate as discussed above.

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

In February 2016, the Company sold a parcel of land located in Santa Monica, California for net proceeds of approximately $9.6 million and a net gain of approximately $2.1 million.

In December 2015, the Company received a nonrefundable deposit on the pending sale of a parcel of land located in Santa Monica, California. The asset is included in Real estate held for disposition on the Consolidated Balance Sheets as of December 31, 2015.  The sale is expected to close in March 2016 at a gross sales price of $13.5 million.

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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of December 31, 2015 and 2014 (dollars in thousands):

Joint Venture	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at	UDR’s Ownership Interest
December 31, 2015	December 31, 2015	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Operating and development:
UDR/MetLife I	Various	4 land parcels	—	$15,894	$13,306	17.2%	15.7%
UDR/MetLife II (a)	Various	21 operating communities	4,642	425,230	431,277	50.0%	50.0%
Other UDR/MetLife Development Joint Ventures	1 operating community;
4 development communities (b);
Various	1 land parcels	1,437	171,659	134,939	50.6%	50.6%
UDR/MetLife Vitruvian Park®	Addison, TX	3 operating communities;
6 land parcels	1,130	73,469	80,302	50.0%	50.0%
UDR/KFH	Washington, D.C.	3 operating communities	660	17,211	21,596	30.0%	30.0%
Texas (c)	Texas	—	—	—	(25,901)	—%	20.0%
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment and preferred equity investment	703,463	655,519

Investment at	Income from investments for the years ending December 31,
Location	Rate	Years To Maturity	December 31, 2015	December 31, 2014	2015	2014	2013
Participating loan investment:
Steele Creek	Denver, CO	6.5%	1.6	90,747	62,707	$5,453	$2,350	$156

Preferred equity investment:
West Coast Development Joint Venture (d)	Various	6.5%	—	144,696	—	$3,692	$—	$—
Total investment in and advances to unconsolidated joint ventures, net	$938,906	$718,226

(a)
In September 2015, the 717 Olympic community, which is held by the UDR/MetLife II joint venture, experienced extensive water damage due a ruptured water pipe. For the year ended December 31, 2015, the Company recorded losses of $2.5 million, its proportionate share of the total losses incurred.

(b) The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes. As of December 31, 2015, no apartment homes had been completed in Other UDR/MetLife Development Joint Ventures.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

(c)
In January 2015, the eight communities held by the Texas joint venture were sold, generating net proceeds to UDR of $44.2 million. The Company recorded promote and fee income of $10.0 million and a gain of $59.4 million (including $24.2 million of previously deferred gains) in connection with the sale.

(d)
In May 2015, the Company entered into a joint venture agreement with real estate private equity firm, The Wolff Company (“Wolff”), and agreed to pay $136.3 million for a 48 percent ownership interest in a portfolio of five communities that are currently under construction (the "West Coast Development Joint Venture"). The communities are located in three of the Company’s core, coastal markets: Metro Seattle, Los Angeles and Orange County, CA. UDR earns a 6.5 percent preferred return on its investment through each individual community’s date of stabilization, defined as when a community reaches 80 percent occupancy for ninety consecutive days, while Wolff is allocated all operating income and expense during the pre-stabilization period. Upon stabilization, income and expense will be shared based on each partner’s ownership percentage. The Company will serve as property manager and be paid a management fee during the lease-up phase and subsequent operation of each of the communities. Wolff is the general partner of the joint venture and the developer of the communities.

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
The Company has concluded it does not control the joint venture and accounts for it under the equity method of accounting. The Company's recorded equity investment in the West Coast Development Joint Venture at December 31, 2015 of $144.7 million is inclusive of outside basis costs and our accrued but unpaid preferred return. During the year ended December 31, 2015, the Company earned a preferred return of $5.2 million, offset by its share of the West Coast Development Joint Venture transaction expenses of $1.5 million.
As of December 31, 2015 and 2014, the Company had deferred fees and deferred profit of $6.8 million and $24.7 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.
The Company recognized $11.3 million, $11.3 million, and $11.2 million of management fees during the years ended December 31, 2015, 2014, and 2013, respectively, for our management of the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.
The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund development, acquisitions or operations.
We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decrease in the value of its other investments in unconsolidated joint ventures or partnerships during the years ended December 31, 2015, 2014, and 2013.
Combined summary financial information relating to all of the unconsolidated joint ventures and partnerships operations (not just our proportionate share), is presented below for the years ended December 31, 2015, 2014, and 2013 (dollars in thousands):

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

As of and For the Year Ended December 31, 2015	UDR/MetLife I	UDR/MetLife II	Other UDR/MetLife Development Joint Ventures	UDR/MetLife Vitruvian Park®	UDR/KFH	Texas	Total
Condensed Statements of Operations:
Total revenues	$541	$170,062	$7,634	$22,139	$19,338	$—	$219,714
Property operating expenses	(906)	(63,516)	(3,826)	(11,519)	(7,733)	—	(87,500)
Real estate depreciation and amortization	(818)	(46,616)	(6,897)	(6,639)	(14,522)	—	(75,492)
Operating income/(loss)	(1,183)	59,930	(3,089)	3,981	(2,917)	—	56,722
Interest expense	—	(52,037)	(2,566)	(4,848)	(5,539)	—	(64,990)
Income/(loss) from discontinued operations	(20)	—	—	—	—	184,138	184,118
Net income/(loss)	$(1,203)	$7,893	$(5,655)	$(867)	$(8,456)	$184,138	$175,850
UDR recorded income (loss) from unconsolidated entities	$(513)	$3,578	$6,088	$(3,711)	$(2,537)	$59,424	$62,329

Condensed Balance Sheets:
Total real estate, net	$92,915	$1,942,630	$604,611	$273,897	$221,704	$—	$3,135,757
Cash and cash equivalents	1,202	20,767	5,996	7,185	1,320	10	36,480
Other assets	174	24,914	1,921	2,317	565	—	29,891
Total assets	94,291	1,988,311	612,528	283,399	223,589	10	3,202,128
Amount due to/(from) UDR	2	—	5,929	908	427	—	7,266
Third party debt	—	1,122,662	201,114	126,388	164,299	—	1,614,463
Accounts payable and accrued liabilities	395	24,244	62,267	7,137	1,480	—	95,523
Total liabilities	397	1,146,906	269,310	134,433	166,206	—	1,717,252
Total equity	$93,894	$841,405	$343,218	$148,966	$57,383	$10	$1,484,876
UDR’s investment in and advances to unconsolidated joint ventures	$15,894	$425,230	$407,102	$73,469	$17,211	$—	$938,906

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

As of and For the Year Ended December 31, 2014	UDR/MetLife I	UDR/MetLife II	Other UDR/MetLife Development Joint Ventures	UDR/MetLife Vitruvian Park®	UDR/KFH	Texas	Total
Condensed Statements of Operations:
Total revenues	$727	$152,047	$1,579	$19,376	$19,724	$—	$193,453
Property operating expenses	618	52,150	1,122	10,711	7,498	—	72,099
Real estate depreciation and amortization	2,130	41,504	3,959	7,380	14,426	—	69,399
Operating income/(loss)	(2,021)	58,393	(3,502)	1,285	(2,200)	—	51,955
Interest expense	—	(48,493)	(94)	(4,131)	(5,873)	—	(58,591)
Income/(loss) from discontinued operations	(31,802)	—	—	—	—	(4,229)	(36,031)
Net income/(loss)	$(33,823)	$9,900	$(3,596)	$(2,846)	$(8,073)	$(4,229)	$(42,667)
UDR recorded income/(loss) from unconsolidated entities	$(2,955)	$2,814	$576	$(4,068)	$(2,601)	$(772)	$(7,006)

Condensed Balance Sheets:
Total real estate, net	$89,482	$1,986,237	$351,861	$278,600	$235,623	$—	$2,941,803
Assets held for sale	1,978	—	—	—	—	214,218	216,196
Cash and cash equivalents	1,983	15,245	6,239	6,570	2,507	—	32,544
Other assets (a)	(146)	12,938	1,101	3,248	708	—	17,849
Total assets (a)	93,297	2,014,420	359,201	288,418	238,838	214,218	3,208,392
Amount due to/(from) UDR	107	(444)	843	1,960	531	—	2,997
Third party debt (a)	—	1,140,458	65,408	122,964	164,789	—	1,493,619
Liabilities held for sale	5,110	—	—	—	—	224,596	229,706
Accounts payable and accrued liabilities (a)	749	17,573	17,851	6,766	1,396	—	44,335
Total liabilities (a)	5,966	1,157,587	84,102	131,690	166,716	224,596	1,770,657
Total equity	$87,331	$856,833	$275,099	$156,728	$72,122	$(10,378)	$1,437,735
UDR’s investment in and advances to unconsolidated joint ventures	$13,306	$431,277	$197,646	$80,302	$21,596	$(25,901)	$718,226

(a) The Company elected to early adopt FASB ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, during the fourth quarter of 2015. See Note 2, Significant Accounting Policies, for a complete description of the ASUs and their impact.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

Under the ASUs, deferred financing costs related to debt are treated as offsets to the debt instead of assets. As a result of adopting the ASUs, the following retrospective changes were made to the above table:

For the Year Ended December 31, 2014	UDR/MetLife I	UDR/MetLife II	Other UDR/MetLife Development Joint Ventures	UDR/MetLife Vitruvian Park®	UDR/KFH	Texas	Total
Other assets - as previously reported	$(146)	$19,589	$4,203	$3,933	$1,128	$—	$28,707
Deferred financing costs	—	(6,651)	(3,102)	(685)	(420)	—	(10,858)
Other assets - as presented above	$(146)	$12,938	$1,101	$3,248	$708	$—	$17,849

Total assets - as previously reported	$93,297	$2,021,071	$362,303	$289,103	$239,258	$214,218	$3,219,250
Deferred financing costs	—	(6,651)	(3,102)	(685)	(420)	—	(10,858)
Total assets - as presented above	$93,297	$2,014,420	$359,201	$288,418	$238,838	$214,218	$3,208,392

Third party debt - as previously reported	$—	$1,147,109	$68,510	$123,649	$165,209	$—	$1,504,477
Deferred financing costs	—	(6,651)	(3,102)	(685)	(420)	—	(10,858)
Third party debt - as presented above	$—	$1,140,458	$65,408	$122,964	$164,789	$—	$1,493,619

Accounts payable and accrued liabilities - as previously reported	$749	$17,573	$17,851	$6,766	$1,396	$—	$44,335
Deferred financing costs	—	—	—	—	—	—	—
Accounts payable and accrued liabilities - as presented above	$749	$17,573	$17,851	$6,766	$1,396	$—	$44,335

Total liabilities - as previously reported	$5,966	$1,164,238	$87,204	$132,375	$167,136	$224,596	$1,781,515
Deferred financing costs	—	(6,651)	(3,102)	(685)	(420)	—	(10,858)
Total liabilities - as presented above	$5,966	$1,157,587	$84,102	$131,690	$166,716	$224,596	$1,770,657

For the Year Ended December 31, 2013	UDR/MetLife I	UDR/MetLife II	Other UDR/MetLife Development Joint Ventures	UDR/MetLife Vitruvian Park®	UDR/KFH	Texas	Total
Condensed Statements of Operations:
Total revenues	$691	$109,926	$5,324	$7,680	$19,221	$—	$142,842
Property operating expenses	621	33,809	3,292	4,633	7,035	—	49,390
Real estate depreciation and amortization	115	30,122	3,564	3,830	14,199	—	51,830
Operating income/(loss)	(45)	45,995	(1,532)	(783)	(2,013)	—	41,622
Interest expense	—	(37,055)	(913)	(1,886)	(5,872)	—	(45,726)
Other income/(expense)	—	1	—	—	—	—	1
Income/(loss) from discontinued operations	(22,388)	—	—	—	—	(9,584)	(31,972)
Net income/(loss)	$(22,433)	$8,941	$(2,445)	$(2,669)	$(7,885)	$(9,584)	$(36,075)
UDR recorded income/(loss) from unconsolidated entities	$(4,675)	$4,471	$6,224	$(2,851)	$(2,366)	$(1,218)	$(415)

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

6. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at December 31, 2015 and 2014 (dollars in thousands):

	Principal Outstanding		For the Year Ended December 31, 2015
			Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
	December 31,
	2015	2014
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$442,617	$401,210	4.57%	4.5	8
Fannie Mae credit facilities (b)	514,462	568,086	5.23%	3.1	18
Deferred financing costs	(4,278)	(5,583)
Total fixed rate secured debt, net	952,801	963,713	4.93%	3.7	26
Variable Rate Debt
Mortgage notes payable	31,337	31,337	2.19%	1.1	1
Tax-exempt secured notes payable (c)	94,700	94,700	0.75%	7.2	2
Fannie Mae credit facilities (b)	299,378	266,196	1.71%	4.1	8
Deferred financing costs	(1,271)	(1,625)
Total variable rate secured debt, net	424,144	390,608	1.53%	4.5	11
Total Secured Debt, net	1,376,945	1,354,321	3.88%	4.0	37

Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facilities due January 2020 and December 2017, respectively (d) (h)	150,000	152,500	1.19%	4.1
Borrowings outstanding under unsecured working capital credit facility due January 2019 (e)	—	—	—%	3.0
1.21% Term Loan Facility due January 2021 and June 2018, respectively (d) (h)	35,000	35,000	1.21%	5.1
Fixed Rate Debt
5.25% Medium-Term Notes due January 2015 (net of discounts of $0 and $6, respectively) (f)	—	325,169	—%	0.0
5.25% Medium-Term Notes due January 2016 (i)	83,260	83,260	5.25%	0.0
6.21% Medium-Term Note due July 2016 (j)	12,091	—	6.21%	0.5
4.25% Medium-Term Notes due June 2018 (net of discounts of $1,037 and $1,465, respectively) (h)	298,963	298,535	4.25%	2.4
3.70% Medium-Term Notes due October 2020 (net of discounts of $38 and $46, respectively) (h)	299,962	299,954	3.70%	4.8
1.44% Term Loan Facility due January 2021 and June 2018, respectively (d) (h)	315,000	315,000	1.44%	5.1
4.63% Medium-Term Notes due January 2022 (net of discounts of $2,164 and $2,523, respectively) (h)	397,836	397,477	4.63%	6.0
3.75% Medium-Term Notes due July 2024 (net of discounts of $886 and $990, respectively) (h)	299,114	299,010	3.75%	8.5
8.50% Debentures due September 2024	15,644	15,644	8.50%	8.7

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

4.00% Medium-Term Notes due October 2025 (net of discount of $671 and $0, respectively) (g) (h)	299,329	—	4.00%	9.8
Other	24	27	N/A	N/A
Deferred financing costs	(12,373)	(10,598)	N/A	N/A
Total Unsecured Debt, net	2,193,850	2,210,978	3.64%	5.7
Total Debt, net	$3,570,795	$3,565,299	3.74%	5.0
For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of December 31, 2015, secured debt encumbered $2.4 billion or 25.9% of UDR’s total real estate owned based upon gross book value ($6.8 billion or 74.1% of UDR’s real estate owned based on gross book value is unencumbered).
(a) At December 31, 2015, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from June 2016 through November 2025 and carry interest rates ranging from 3.43% to 6.16%.
The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. In October 2015, the Company assumed debt with a fair market value of $96.5 million as part of our acquisition of the six communities from Home OP, as described in Note 4, Real Estate Owned.
During the years ended December 31, 2015, 2014, and 2013, the Company had $5.3 million, $5.1 million, and $5.1 million, respectively, of amortization expense on the fair market adjustment of debt assumed in acquisition of properties, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $10.0 million and $6.7 million at December 31, 2015 and 2014, respectively.
(b) UDR has three secured credit facilities with Fannie Mae with an aggregate commitment of $813.8 million at December 31, 2015. The Fannie Mae credit facilities are for terms of seven to ten years (maturing at various dates from May 2017 through July 2023) and bear interest at floating and fixed rates. At December 31, 2015, $514.5 million of the outstanding balance was fixed at a weighted average interest rate of 5.23% and the remaining balance of $299.4 million on these facilities had a weighted average variable interest rate of 1.71%.
Further information related to these credit facilities is as follows (dollars in thousands):

	December 31, 2015	December 31, 2014
Borrowings outstanding	$813,840	$834,282
Weighted average borrowings during the period ended	822,521	835,873
Maximum daily borrowings during the period ended	834,003	837,564
Weighted average interest rate during the period ended	4.0%	4.1%
Weighted average interest rate at the end of the period	3.9%	4.0%
(c) The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature on August 2019 and March 2032. Interest on these notes is payable in monthly installments. The variable mortgage notes have interest rates of 0.75% and 0.76%, respectively, as of December 31, 2015.

(d) On October 20, 2015, the Company, as borrower, entered into a credit agreement (the “Credit Agreement”), which provides for a $1.1 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million senior unsecured term loan facility (the “Term Loan Facility”). The Credit Agreement includes an accordion feature that

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan Facility to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions, including obtaining commitments from any one or more lenders. The Revolving Credit Facility has a scheduled maturity date of January 31, 2020, with two six-month extension options, subject to certain conditions. The Term Loan Facility has a scheduled maturity date of January 29, 2021.

The Credit Agreement replaced (i) the Company’s previous $900 million revolving credit facility originally scheduled to mature in December 2017 and (ii) the Company’s $250 million term loan and the Company’s $100 million term loan, both originally due June 2018.

Based on the Company’s current credit rating, the Revolving Credit Facility has an interest rate equal to LIBOR plus a margin of 90 basis points and a facility fee of 15 basis points, and the Term Loan Facility has an interest rate equal to LIBOR plus a margin of 95 basis points. Depending on the Company’s credit rating, the margin under the Revolving Credit Facility ranges from 85 to 155 basis points, the facility fee ranges from 12.5 to 30 basis points, and the margin under the Term Loan Facility ranges from 90 to 175 basis points.

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

The Company’s obligations under the Credit Agreement are guaranteed by the Operating Partnership, pursuant to a guaranty dated as of October 20, 2015.

The following is a summary of short-term bank borrowings under UDR’s revolving credit facility at December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015	December 31, 2014
Total revolving credit facility	$1,100,000	$900,000
Borrowings outstanding at end of period (1)	150,000	152,500
Weighted average daily borrowings during the period ended	353,647	291,761
Maximum daily borrowings during the period ended	541,500	625,000
Weighted average interest rate during the period ended	1.1%	1.2%
Interest rate at end of the period	1.2%	1.1%
(1) Excludes $2.3 million and $1.9 million of letters of credit at December 31, 2015 and 2014, respectively.

(e) In December 2015, the Company entered into a working capital credit facility, which provides for a $30 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 1, 2019. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to LIBOR plus a margin of 90 basis points. Depending on the Company’s credit rating, the margin ranges from 85 to 155 basis points.

(f) Paid off at maturity with borrowings under the Company’s $900 million unsecured revolving credit facility.

(g) On September 22, 2015, the Company issued $300 million of 4.00% senior unsecured medium-term notes due October 1, 2025. Interest is payable semi-annually beginning on April 1, 2016. The notes were priced at 99.770% of the principal amount at issuance and had a discount of $0.7 million at December 31, 2015. The Company used the net proceeds to pay down a portion of the borrowings outstanding on its prior $900 million unsecured credit facility and for general corporate purposes. The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $200 million of this debt issuance. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 4.55%.

(h) The Operating Partnership is a guarantor at December 31, 2015 and 2014.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

(i) In January 2016, we paid off $83.3 million of 5.25% medium-term notes due January 2016 with borrowings under the Company’s $1.1 billion unsecured revolving credit facility.

(j) The 6.21% Medium-Term Note due July 2016 was acquired in February 2015 as part of the acquisition of an office building in Highlands Ranch, Colorado, as described in See Note 4, Real Estate Owned.

The aggregate maturities, including amortizing principal payments of secured debt, of total debt for the next ten years subsequent to December 31, 2015 are as follows (dollars in thousands):

Year	Total Fixed Secured Debt	Total Variable Secured Debt	Total Secured Debt	Total Unsecured Debt	Total Debt
2016	$149,058	$—	$149,058	$95,053	$244,111
2017	179,189	96,337	275,526	—	275,526
2018	73,096	137,969	211,065	300,000	511,065
2019	247,796	67,700	315,496	—	315,496
2020	170,664	—	170,664	450,000	620,664
2021	—	—	—	350,000	350,000
2022	—	—	—	400,000	400,000
2023	—	96,409	96,409	—	96,409
2024	—	—	—	315,644	315,644
2025	127,600	—	127,600	300,000	427,600
Thereafter	—	27,000	27,000	—	27,000
Subtotal	947,403	425,415	1,372,818	2,210,697	3,583,515
Non-cash (a)	5,398	(1,271)	4,127	(16,847)	(12,720)
Total	$952,801	$424,144	$1,376,945	$2,193,850	$3,570,795
(a) Includes the unamortized balance of fair market value adjustments, premiums/discounts, deferred hedge gains, and deferred financing costs. For the years ended December 31, 2015 and 2014, the Company amortized $7.0 million and $7.2 million, respectively, of deferred financing costs into Interest expense.
We were in compliance with the covenants of our debt instruments at December 31, 2015.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

7. INCOME/(LOSS) PER SHARE
The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator for income/(loss) per share:
Income/(loss) from continuing operations	$105,482	$16,260	$2,340
Gain/(loss) on sale of real estate owned, net of tax	251,677	143,572	—
(Income)/loss from continuing operations attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(16,773)	(5,511)	48
(Income)/loss from continuing operations attributable to noncontrolling interests	(3)	3	60
Income/(loss) from continuing operations attributable to UDR, Inc.	340,383	154,324	2,448
Distributions to preferred stockholders - Series E (Convertible)	(3,722)	(3,724)	(3,724)
Income/(loss) from continuing operations attributable to common stockholders - basic	336,661	150,600	(1,276)
Dilutive distributions to preferred stockholders - Series E (Convertible)	3,722	—	—
Income/(loss) from continuing operations attributable to common stockholders - dilutive	$340,383	$150,600	$(1,276)

Income/(loss) from discontinued operations, net of tax	$—	$10	$43,942
(Income)/loss from discontinued operations attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	—	—	(1,578)
Income/(loss) from discontinued operations attributable to common stockholders	$—	$10	$42,364

Net income/(loss) attributable to common stockholders	$336,661	$150,610	$41,088

Denominator for income/(loss) per share - basic and diluted:
Weighted average common shares outstanding	259,873	252,707	250,684
Non-vested restricted stock awards	(1,204)	(1,179)	(715)
Denominator for income/(loss) per share - basic	258,669	251,528	249,969
Incremental shares issuable from assumed conversion of dilutive preferred stock, stock options and unvested restricted stock	5,083	1,917	—
Denominator for income/(loss) per share - diluted	263,752	253,445	249,969

Income/(loss) per weighted average common share - basic:
Income/(loss) from continuing operations attributable to common stockholders	$1.30	$0.60	$(0.01)
Income/(loss) from discontinued operations attributable to common stockholders	—	—	0.17
Net income/(loss) attributable to common stockholders	$1.30	$0.60	$0.16

Income/(loss) per weighted average common share - diluted:
Income/(loss) from continuing operations attributable to common stockholders	$1.29	$0.59	$(0.01)
Income/(loss) from discontinued operations attributable to common stockholders	—	—	0.17
Net income/(loss) attributable to common stockholders	$1.29	$0.59	$0.16

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per share is computed based upon the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, and restricted stock. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the year ended December 31, 2015, the Company’s Series E preferred stock, stock options, and unvested restricted stock were dilutive. The effect of the conversion of the OP Units and DownREIT Units was not dilutive, and therefore not included in the above calculations.
For the year ended December 31, 2014, the Company’s stock options and unvested restricted stock were dilutive for purposes of calculating income/(loss) per share. The effect of the conversion of the OP Units and the Company’s Series E preferred stock were not dilutive, and therefore not included in the above calculations.
For the year ended December 31, 2013, the effect of the conversion of the OP Units, the Company’s Series E preferred stock, stock options and restricted stock were not included in the above calculations as the Company reported a loss from continuing operations attributable to common stockholders.

The following table sets forth the additional shares of common stock outstanding by equity instrument if converted to common stock for each of the years ended December 31, 2015, 2014, and 2013 (shares in thousands):

	Year Ended December 31,
	2015	2014	2013
OP Units	12,947	9,247	9,337
DownREIT Units	16,229	—	—
Preferred Stock	3,032	3,036	3,036
Stock options and unvested restricted stock	2,051	1,917	1,584

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

8. STOCKHOLDERS’ EQUITY
UDR has an effective registration statement that allows the Company to sell an undetermined number of debt and equity securities as defined in the prospectus. The Company has the ability to issue 350,000,000 shares of common stock and 50,000,000 shares of preferred shares as of December 31, 2015.
The following table presents the changes in the Company’s issued and outstanding shares of common and preferred stock for the years ended December 31, 2015, 2014 and 2013:

	Common Stock	Preferred Stock
		Series E	Series F
Balance at December 31, 2012	250,139,408	2,803,812	2,464,183
Issuance/(forfeiture) of common and restricted shares, net	533,966	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	76,291	—	—
Balance at December 31, 2013	250,749,665	2,803,812	2,464,183
Issuance/(forfeiture) of common and restricted shares, net	801,054	—	—
Issuance of common shares through public offering	3,410,433	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	153,451	—	—
Balance at December 31, 2014	255,114,603	2,803,812	2,464,183
Issuance/(forfeiture) of common and restricted shares, net	270,628	—	—
Issuance of common shares through public offering	6,339,636	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	112,174	—	—
Conversion of Series E Cumulative Convertible shares	7,480	(6,909)	—
Issuance of Series F shares	—	—	13,988,313
Balance at December 31, 2015	261,844,521	2,796,903	16,452,496
Common Stock
The company has an equity distribution agreement which allows it from time to time, through its sales agents, to offer and sell up to 20,000,000 shares of its common stock. Sales of such shares will be made by means of ordinary brokers’ transactions on the NYSE at market prices. As of December 31, 2015, 13,078,931 shares were available for sale under the continuous equity program.
During the year ended December 31, 2015, the Company entered into the following equity transactions for our common stock:

•	Sold 3,439,636 shares of common stock through the Company’s equity distribution agreement at a weighted average price per share of $32.29, for aggregate gross proceeds of approximately $111.0 million;

•	Sold 2,900,000 shares of common stock through a public offering at a weighted average price per share of $35.00, for aggregate gross proceeds of approximately $101.5 million.

•	Issued 551,293 shares of common stock through the Company’s 1999 Long-Term Incentive Plan (the “LTIP”); and

•	Converted 112,174 OP Units into Company common stock.
Distributions are subject to the approval of the Board of Directors and are dependent upon our strategy, financial condition and operating results. UDR’s common distributions for the years ended December 31, 2015, 2014, and 2013 totaled $1.11, $1.04, and $0.94 per share, respectively.
Preferred Stock
The Series E Cumulative Convertible Preferred Stock (“Series E”) has no stated par value and a liquidation preference of $16.61 per share. Subject to certain adjustments and conditions, each share of the Series E is convertible at any time and from

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

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
Distributions declared on the Series E for the years ended December 31, 2015, 2014, and 2013 were $1.33 per share. The Series E is not listed on any exchange. At December 31, 2015 and 2014, a total of 2,796,903 and 2,803,812 shares, respectively, of the Series E were outstanding.
UDR is authorized to issue up to 20,000,000 shares of the Series F Preferred Stock (“Series F”). The Series F may be purchased by holders of UDR’s operating partnership units, or OP Units, at a purchase price of $0.0001 per share. OP Unitholders are entitled to subscribe for and purchase one share of UDR’s Series F for each OP Unit held. In connection with the acquisition of the six properties from Home OP and the formation of the DownREIT Partnership in October 2015, the Company issued 13,988,313 Series F shares to former limited partners of the Home OP, which had the right to subscribe for one share of Series F for each DownREIT Unit issued in connection with the acquisitions.
At December 31, 2015 and 2014, a total of 16,452,496 and 2,464,183 shares, respectively, of the Series F were outstanding with an aggregate purchase value of $1,645 and $246, respectively. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to dividends or any other rights, privileges or preferences.
Distribution Reinvestment and Stock Purchase Plan
UDR’s Distribution Reinvestment and Stock Purchase Plan (the “Stock Purchase Plan”) allows common and preferred stockholders the opportunity to purchase, through the reinvestment of cash dividends, additional shares of UDR’s common stock. From inception through December 31, 2008, shareholders have elected to utilize the Stock Purchase Plan to reinvest their distribution for the equivalent of 9,957,233 shares of Company common stock. Shares in the amount of 10,963,730 were reserved for issuance under the Stock Purchase Plan as of December 31, 2015. During the year ended December 31, 2015, UDR acquired all shares issued through the open market.

9. EMPLOYEE BENEFIT PLANS
In May 2001, the stockholders of UDR approved the long term incentive plan (“LTIP”), which supersedes the 1985 Stock Option Plan. The LTIP authorizes the granting of awards which may take the form of options to purchase shares of common stock, stock appreciation rights, restricted stock, dividend equivalents, other stock-based awards, and any other right or interest relating to common stock or cash incentive awards to Company directors, employees and outside trustees to promote the success of the Company by linking individual’s compensation via grants of share based payment. During the year ended December 31, 2015, the LTIP was amended to set forth the terms of new classes of partnership interests in the Operating Partnership designated as LTIP Units. As of December 31, 2015, 19,000,000 shares were reserved on an unadjusted basis for issuance upon the grant or exercise of awards under the LTIP. As of December 31, 2015, there were 9,530,769 common shares available for issuance under the LTIP.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

A summary of UDR’s stock option and restricted stock activities during the year ended December 31, 2015 is as follows:

	Option Outstanding		Option Exercisable		Restricted Stock
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of shares	Weighted Average Fair Value Per Restricted Stock
Balance, December 31, 2014	2,265,842	$12.82	2,265,842	$12.82	999,978	$23.98
Granted	—	—	—	—	551,293	32.67
Exercised	(30,879)	25.10	(30,879)	25.10	—	—
Vested	—	—	—	—	(736,204)	23.52
Forfeited	—	—	—	—	(14,691)	23.24
Balance, December 31, 2015	2,234,963	$12.65	2,234,963	$12.65	800,376	$30.40

As of December 31, 2015, the Company had issued 5,083,498 shares of restricted stock under the LTIP.
Stock Option Plan
UDR has granted stock options to our employees, subject to certain conditions. Each stock option is exercisable into one common share.
There is no remaining compensation cost related to unvested stock options as of December 31, 2015.
During the year ended December 31, 2015, stock options with a fair value of $0.3 million were exercised.
The weighted average remaining contractual life on all options outstanding as of December 31, 2015 is 2.9 years. 1,830,672 of share options had exercise prices at $10.06 and 404,291 of share options had exercise prices at $24.38.
During the years ended December 31, 2015, 2014, and 2013, respectively, we did not recognize any net compensation expense related to outstanding stock options.
Restricted Stock Awards
Restricted stock awards are granted to Company employees, officers, and directors. The restricted stock awards are valued based upon the closing sales price of UDR common stock on the date of grant. Compensation expense is recorded under the straight-line method over the vesting period, which is generally three to four years. Restricted stock awards earn dividends payable in cash. Some of the restricted stock grants are based on the Company’s performance and are subject to adjustment during the initial one year performance period. For the years ended December 31, 2015, 2014, and 2013, we recognized $3.2 million, $4.2 million, and $3.6 million of compensation expense related to the amortization of restricted stock awards, respectively. The total remaining compensation cost on unvested restricted stock awards was $3.0 million and had a weighted average remaining contractual life of 1.6 years as of December 31, 2015.
Long-Term Incentive Compensation
In January 2015, certain officers of the Company were awarded a restricted stock grant under the 2015 Long-Term Incentive Program (“2015 LTI”). One-third of the 2015 LTI award is based upon FFO as Adjusted over a one-year period and will vest fifty percent on the one-year anniversary and fifty percent on the two-year anniversary of the end of the performance period. The remaining two-thirds of the 2015 LTI award is based on Total Shareholder Return (“TSR”) as measured relative to comparable apartment REITs over a three-year period and will vest 100% at the end of the three-year performance period. The portion of the restricted stock grant based upon FFO as Adjusted was valued based upon the closing sales price of UDR common stock on the date of grant. The portion of the restricted stock grant based upon TSR was valued at $34.14 per share on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 16.5%.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

In December 2014, when the LTI program was changed from a one-year to a three-year performance period, a one-time transition (“Transition LTI”) award opportunity was approved commencing in 2015. One-third of the Transition LTI award is based upon FFO as Adjusted over a one-year period and will vest at the end of the performance period. The remaining two-thirds of the Transition LTI award is based on TSR as measured relative to comparable apartment REITs over a two-year period and will vest 100% at the end of the two-year performance period. The portion of the restricted stock grant based upon FFO as Adjusted was valued based upon the closing sales price of UDR common stock on the date of grant. The portion of the restricted stock grant based upon TSR was valued at $33.68 per share on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 16.6%. The intent of the transition award is to ensure consistent reward opportunity during the phase-in period of the three-year awards under the 2015 LTI plan.
In February 2014, certain officers of the Company were awarded a restricted stock grant under the 2014 Long-Term Incentive Program (“2014 LTI”). Fifty percent of the 2014 LTI award is based upon FFO as Adjusted and fifty percent is based on TSR as measured relative to comparable apartment REITs. The actual amount that vests was determined in February 2015 based upon the actual achievement of the metrics. Each award vests pro rata over three years commencing with the establishment of the award and continuing for two years following determination of the amount of the award at the end of the annual performance period. The portion of the restricted stock grant based upon FFO as Adjusted was valued based upon the closing sales price of UDR common stock on the date of grant. The portion of the restricted stock grant based upon TSR was valued at $21.15 per share on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 23.8%. Compensation expense is recorded under the accelerated method over the vesting period for the 2014 LTI.
In February 2013, certain officers of the Company were awarded a restricted stock grant under the 2013 Long-Term Incentive Program (“2013 LTI”). Fifty percent of the 2013 LTI award is based upon FFO and fifty percent is based on TSR as measured relative to comparable apartment REITs. The actual amount that vests was determined in February 2014 based upon the actual achievement of the metrics. Each award vests pro rata over three years commencing with the establishment of the award and continuing for two years following determination of the amount of the award at the end of the annual performance period. The portion of the restricted stock grant based upon FFO was valued based upon the closing sales price of UDR common stock on the date of grant. The portion of the restricted stock grant based upon TSR was valued at $21.97 per share on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 15.8%. Compensation expense is recorded under the accelerated method over the vesting period for the 2013 LTI.
For the years ended December 31, 2015, 2014 and 2013, we recognized $14.8 million, $9.8 million and $5.9 million, respectively, of compensation expense related to the amortization of the awards. The total remaining compensation cost on unvested LTI awards was $8.3 million and had a weighted average remaining contractual life of 0.9 years as of December 31, 2015.
Profit Sharing Plan
Our profit sharing plan (the “Plan”) is a defined contribution plan covering all eligible full-time employees. Under the Plan, UDR makes discretionary profit sharing and matching contributions to the Plan as determined by the Compensation Committee of the Board of Directors. Aggregate provisions for contributions, both matching and discretionary, which are included in UDR’s Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013, was $1.1 million, $0.9 million, and $0.9 million, respectively.

10. INCOME TAXES
For 2015, 2014, and 2013, UDR believes that we have complied with the REIT requirements specified in the Code. As such, the REIT would generally not be subject to federal income taxes.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

For income tax purposes, distributions paid to common stockholders may consist of ordinary income, qualified dividends, capital gains, unrecaptured section 1250 gains, return of capital, or a combination thereof. Distributions that exceed our current and accumulated earnings and profits constitute a return of capital rather than taxable income and reduce the stockholder’s basis in their common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the common shares, it generally will be treated as a gain from the sale or exchange of that stockholder’s common shares. Taxable distributions paid per common share were taxable as follows for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
	2015	2014	2013
Ordinary income	$0.595	$0.695	$0.744
Qualified ordinary income	—	0.139	—
Long-term capital gain	0.329	0.105	0.114
Unrecaptured section 1250 gain	0.168	0.076	0.067
Total	$1.092	$1.015	$0.925
We have a TRS that is subject to federal and state income taxes. A TRS is a C-corporation which has not elected REIT status and as such is subject to United States federal and state income tax. The components of the provision for income taxes are as follows for the years ended December 31, 2015, 2014, and 2013 (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax (benefit)/provision
Current
Federal	$29	$147	$(1,030)
State	871	550	846
Total current	900	697	(184)
Deferred
Federal	(4,173)	20,138	(6,907)
State	(613)	5,159	(1,190)
Total deferred	(4,786)	25,297	(8,097)
Total income tax (benefit)/provision	$(3,886)	$25,994	$(8,281)
Classification of income tax (benefit)/provision:
Continuing operations	$(3,886)	$(15,098)	$(7,299)
Gain/(loss) on sale of real estate owned	—	41,087	—
Discontinued operations	—	5	(982)

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

Deferred income taxes are provided for the change in temporary differences between the basis of certain assets and liabilities for financial reporting purposes and income tax reporting purposes. The expected future tax rates are based upon enacted tax laws. The components of our TRS deferred tax assets and liabilities are as follows for the years ended December 31, 2015, 2014, and 2013 (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Deferred tax assets:
Federal and state tax attributes	$2,227	$—	$13,069
Book/tax depreciation	9,016	6,692	19,354
Construction capitalization differences	—	75	—
Debt and interest deductions	—	—	10,311
Other	707	401	—
Total deferred tax assets	11,950	7,168	42,734
Valuation allowance	(81)	—	(1,310)
Net deferred tax assets	11,869	7,168	41,424
Deferred tax liabilities:
Construction capitalization differences	—	—	(3,766)
Investment in partnerships	—	—	(5,080)
Other	(107)	(192)	(305)
Total deferred tax liabilities	(107)	(192)	(9,151)
Net deferred tax asset	$11,762	$6,976	$32,273
Income tax benefit/(provision), net differed from the amounts computed by applying the U.S. statutory rate of 35% to pretax income/(loss) for the years ended December 31, 2015, 2014, and 2013 as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax (benefit)/provision
U.S. federal income tax (benefit)/provision	$(4,383)	$28,819	$(8,493)
State income tax provision	442	2,678	46
Other items	(26)	(137)	246
Conversion of certain TRS entities to REITs	—	(5,770)	—
Valuation allowance	81	404	(80)
Total income tax (benefit)/provision	$(3,886)	$25,994	$(8,281)
As of December 31, 2015, the Company, had federal net operating loss carryovers (“NOL”) of $27.1 million expiring in 2032 through 2035, of this amount $5.7 million is available to the Company. As of December 31, 2015, the TRS had state NOLs of approximately $64.7 million expiring in 2020 through 2032, of this amount $4.2 million is available to the TRS. As of December 31, 2015, the Company had a valuation allowance of $0.1 million against its state NOL. During the year ended December 31, 2015, the Company had a net change of $0.1 million in the valuation allowance. A portion of these attributes are still available to the subsidiary REITs, but are carried at a zero effective tax rate.

For the year ended December 31, 2015, the Tax benefit/(provision), net decreased $11.2 million as compared to 2014. The decrease was primarily a result of the Company recognizing a one-time tax benefit of $5.8 million in 2014 related to the conversion of certain taxable REIT subsidiary entities into REITs. Additionally, Gain/(loss) on sale of real estate owned, net of tax included $0.0 and approximately $41.1 million of tax for the years ended December 31, 2015 and 2014, respectively. The remaining decrease is a result of the conversion of certain TRS subsidiaries to REITs in 2014, causing a zero rate to be applied to their 2015 income.
GAAP defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The financial statements reflect expected future tax

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

consequences of income tax positions presuming the taxing authorities’ full knowledge of the tax position and all relevant facts, but without considering time values. GAAP also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.
The Company evaluates our tax position using a two-step process. First, we determine whether a tax position is more likely than not (greater than 50 percent probability) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company will then determine the amount of benefit to recognize and record the amount of the benefit that is more likely than not to be realized upon ultimate settlement. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense. As of December 31, 2015 and 2014, UDR has no material unrecognized income tax benefits/(provisions).
The Company files income tax returns in federal and various state and local jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local income tax examination by tax authorities for years prior to 2011. The tax years 2011 through 2014 remain open to examination by the major taxing jurisdictions to which the Company is subject.
11. NONCONTROLLING INTERESTS
UDR Lighthouse DownREIT L.P. Formation
In October 2015, in connection with the acquisition of the properties from Home OP, described in Note 4, Real Estate Owned, the Company, as the sole general partner and a limited partner, and the Operating Partnership, as a limited partner, entered into the Agreement of Limited Partnership (the “DownREIT Partnership Agreement”) of the DownREIT Partnership.
As the sole general partner of the DownREIT Partnership, the Company has full, complete and exclusive discretion to manage and control the business of the DownREIT Partnership and to make all decisions affecting the business and assets of the DownREIT Partnership, subject to certain limitations set forth in the DownREIT Partnership Agreement. As of the closing of the transactions, the Company and the Operating Partnership owned approximately 8.5% and 41.6%, respectively, of the DownREIT Units, which they received in exchange for their contribution of the following properties to the DownREIT Partnership:

Property	Location
Ridge at Blue Hills(a)	Braintree, MA
Residences at the Domain(a)	Austin, TX
Inwood West(b)	Woburn, MA
Thirty377(b)	Dallas, TX
Legacy Village(b)	Plano, TX
Delancey at Shirlington(b)	Arlington, VA
Circle Towers(b)	Fairfax, VA
Barton Creek Landing(b)	Austin, TX
The Whitmore(b)	Arlington, VA

(a) Contributed by the Company.
(b) Contributed by the Operating Partnership.
The limited partners have no power to remove the Company as general partner of the DownREIT Partnership. The DownREIT Partnership is structured to make distributions in respect of DownREIT Units that will be equivalent to the distributions made to holders of the Company’s common stock. Subject to certain terms and conditions set forth in the DownREIT Partnership Agreement, limited partners in the DownREIT Partnership (other than the Company and its affiliates) have the right, commencing one year after the date of issuance, to tender their DownREIT Units for redemption for cash or, at the Company’s election, for shares of its common stock on a one-for-one basis (subject to the anti-dilution adjustments provided in the DownREIT Partnership Agreement).

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

Redeemable Noncontrolling Interests in the Operating Partnership and DownREIT Partnership
Interests in the Operating Partnership and the DownREIT Partnership held by limited partners are represented by OP Units and DownREIT Units, respectively. The income is allocated to holders of OP Units/DownREIT Units based upon net income attributable to common stockholders and the weighted average number of OP Units/DownREIT Units outstanding to total common shares plus OP Units/DownREIT Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to noncontrolling interests in accordance with the terms of the partnership agreements of the Operating Partnership and the DownREIT Partnership.
Limited partners of the Operating Partnership and the DownREIT Partnership have the right to require such partnership to redeem all or a portion of the OP Units/DownREIT Units held by the limited partner at a redemption price equal to and in the form of the Cash Amount (as defined in the partnership agreement of the Operating Partnership or the DownREIT Partnership, as applicable), provided that such OP Units/DownREIT Units have been outstanding for at least one year. UDR, as the general partner of the Operating Partnership and the DownREIT Partnership may, in its sole discretion, purchase the OP Units/DownREIT Units by paying to the limited partner either the Cash Amount or the REIT Share Amount (generally one share of Common Stock of the Company for each OP Unit/DownREIT Unit), as defined in the partnership agreement of the Operating Partnership or the DownREIT Partnership, as applicable. Accordingly, the Company records the OP Units outside of permanent equity and reports the OP Units at their redemption value using the Company’s stock price at each balance sheet date.

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,
	2015	2014
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, beginning of year	$282,480	$217,597
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	102,703	73,954
DownREIT Units issued for real estate, net	563,836	—
Conversion of OP Units to Common Stock	(3,817)	(4,372)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	16,773	5,511
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(15,231)	(10,077)
Allocation of other comprehensive income/(loss)	(308)	(133)
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, end of year	$946,436	$282,480

The following sets forth net income/(loss) attributable to common stockholders and transfers from redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following periods (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Net income/(loss) attributable to common stockholders	$336,661	$150,610	$41,088
Conversion of OP units to UDR Common Stock	3,817	4,372	1,817
Change in equity from net income/(loss) attributable to common stockholders and conversion of OP units to UDR Common Stock	$340,478	$154,982	$42,905
Noncontrolling Interests
Noncontrolling interests represent interests of unrelated partners in certain consolidated affiliates, and is presented as part of equity in the Consolidated Balance Sheets since these interests are not redeemable. During the years ended December 31, 2015, 2014, and 2013, Net (income)/loss attributable to noncontrolling interests was less than $0.1 million.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

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

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of December 31, 2015 and 2014 are summarized as follows (dollars in thousands):

			Fair Value at December 31, 2015, Using
	Total Carrying Amount in Statement of Financial Position at December 31, 2015	Fair Value Estimate at December 31, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Notes receivable (a)	$16,694	$16,938	$—	$—	$16,938
Derivatives - Interest rate contracts (b)	13	13	—	13	—
Total assets	$16,707	$16,951	$—	$13	$16,938

Derivatives - Interest rate contracts (b)	$2,112	$2,112	$—	$2,112	$—
Secured debt instruments - fixed rate: (c)
Mortgage notes payable	442,617	448,019	—	—	448,019
Fannie Mae credit facilities	514,462	539,050	—	—	539,050
Secured debt instruments- variable rate: (c)
Mortgage notes payable	31,337	31,337	—	—	31,337
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	299,378	299,378	—	—	299,378
Unsecured debt instruments (c):
Commercial banks	150,000	150,000	—	—	150,000
Senior unsecured notes	2,056,223	2,108,687	—	—	2,108,687
Total liabilities	$3,590,829	$3,673,283	$—	$2,112	$3,671,171

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (d)	$946,436	$946,436	$—	$946,436	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

			Fair Value at December 31, 2014, Using
	Total Carrying Amount in Statement of Financial Position at December 31, 2014	Fair Value Estimate at December 31, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Notes receivable (a)	$14,369	$14,808	$—	$—	$14,808
Derivatives- Interest rate contracts (b)	88	88	—	88	—
Total assets	$14,457	$14,896	$—	$88	$14,808

Derivatives- Interest rate contracts (b)	$10,368	$10,368	$—	$10,368	$—
Secured debt instruments- fixed rate: (c)
Mortgage notes payable	401,210	415,663	—	—	415,663
Fannie Mae credit facilities	568,086	606,623	—	—	606,623
Secured debt instruments- variable rate: (c)
Mortgage notes payable	31,337	31,337	—	—	31,337
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	266,196	266,196	—	—	266,196
Unsecured debt instruments: (c)
Commercial banks	152,500	152,500	—	—	152,500
Senior unsecured notes	2,069,076	2,144,125	—	—	2,144,125
Total liabilities	$3,593,473	$3,721,512	$—	$10,368	$3,711,144

Redeemable noncontrolling interests in the Operating Partnership (d)	$282,480	$282,480	$—	$282,480	$—

(a)	See Note 2, Significant Accounting Policies.

(b)	See Note 13, Derivatives and Hedging Activity.

(c)	See Note 6, Secured Debt and Unsecured Debt, Net.

(d)	See Note 11, Noncontrolling Interests.

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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2015 and 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership have a redemption feature and are marked to their redemption value. The redemption value is based on the fair value of the Company’s common stock at the redemption date, and therefore, is calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership are classified as Level 2.
Financial Instruments Not Carried at Fair Value
At December 31, 2015, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
We consider various factors to determine if a decrease in the value of our investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary decrease in the value of its investments in unconsolidated joint ventures during the years ended December 31, 2015, 2014, and 2013.
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
DECEMBER 31, 2015

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2015, 2014, and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of fixed-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2015, the Company recognized a loss of less than $0.1 million reclassified from Accumulated OCI to Interest expense due to the de-designation of a cash flow hedge and recorded no other ineffectiveness to earnings. During the years ended December 31, 2014 and 2013, the Company recorded a gain of less than $0.1 million of ineffectiveness in earnings attributable to a timing difference between the derivative and the hedged item.
Amounts reported in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets relate to deferred gains/(losses) on designated derivatives that will be reclassified to interest expense as interest payments are made on the Company’s hedged debt. Through December 31, 2016, the Company estimates that an additional $3.0 million will be reclassified as an increase to interest expense.
As of December 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate swaps	5	$315,000
Interest rate caps	2	$203,166

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP or the Company has elected to not apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of less than $0.1 million for the years ended December 31, 2015 and 2014, and a gain of $0.3 million for the year ended December 31, 2013.
As of December 31, 2015, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	3	$133,107
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2015 and 2014 (dollars in thousands):

	Asset Derivatives (included in Other assets)		Liability Derivatives (included in Other liabilities)
	Fair Value at:		Fair Value at:
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate products	$9	$86	$2,112	$10,368

Derivatives not designated as hedging instruments:
Interest rate products	$4	$2	$—	$—
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Unrealized holding gain/(loss) Recognized in OCI (Effective Portion)			Gain/(Loss) Reclassified from Accumulated OCI into Interest expense (Effective Portion)			Gain/(Loss) Recognized in Interest expense (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Interest rate products	$(6,393)	$(8,695)	$(469)	$(2,251)	$(4,834)	$(6,851)	$(11)	$3	$—

	Gain/(Loss) Recognized in Interest income and other income/(expense), net
	Year ended December 31,
Derivatives Not Designated as Hedging Instruments	2015	2014	2013
Interest rate products	$(23)	$(4)	271

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

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
Certain of the Company’s agreements with its derivative counterparties contain provisions where, if there is a change in the Company’s financial condition that materially changes the Company’s creditworthiness in an adverse manner, the Company may be required to fully collateralize its obligations under the derivative instrument. At December 31, 2015 and 2014, no cash collateral was posted or required to be posted by the Company or by a counterparty.
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
As of December 31, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.2 million. If the Company had breached any of these provisions at December 31, 2015, it would have been required to settle its obligations under the agreements at their termination value of $2.2 million.
Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions in the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of December 31, 2015 and December 31, 2014 (dollars in thousands):

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Cash Collateral Received
December 31, 2015	$13	$—	$13	$—	$—	$13

December 31, 2014	$88	$—	$88	$(27)	$—	$61

(a) Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (a)	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Cash Collateral Posted
December 31, 2015	$2,112	$—	$2,112	$—	$—	$2,112

December 31, 2014	$10,368	$—	$10,368	$(27)	$—	$10,341

(a) Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

14. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Company’s real estate commitments at December 31, 2015 (dollars in thousands):

	Number of Properties	Costs Incurred to Date (a)		Expected Costs to Complete (unaudited)		Average Ownership Stake
Wholly-owned — under development	1	$124,072	(b)	$217,928		100%
Wholly-owned — redevelopment	3	11,302	(b)	16,698		100%
Joint ventures:
Unconsolidated joint ventures	4	497,350		81,979	(c)	Various
Participating loan investments	1	90,747	(d)	2,711	(e)	0%
Preferred equity investments	5	136,327	(f)	—		48%
Total		$859,798		$319,316

(a) Represents 100% of project costs incurred to date.

(b) Costs incurred to date include $12.6 million and $1.2 million of accrued fixed assets for development and redevelopment, respectively.

(c) Represents UDR’s proportionate share of expected remaining costs to complete.

(d) Represents the participating loan balance funded as of December 31, 2015.

(e) Represents UDR’s remaining participating loan commitment for Steele Creek.

(f)	Represents UDR’s share of capital contributed to the West Coast Development Joint Venture as of December 31, 2015.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

Ground and Other Leases
UDR owns six communities which are subject to ground leases expiring between 2019 and 2103. In addition, UDR is a lessee to various operating leases related to office space rented by the Company with expiration dates through 2017. Future minimum lease payments as of December 31, 2015 are as follows (dollars in thousands):

	Ground Leases (a)	Office Space
2016	$5,444	$207
2017	5,444	179
2018	5,444	76
2019	5,444	76
2020	4,486	76
Thereafter	311,858	32
Total	$338,120	$646

(a)
For purposes of our ground lease contracts, the Company uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a reset provision based on the communities appraised value or consumer price index but does not include a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term.

UDR incurred $5.5 million, $5.4 million, and $5.2 million of ground rent expense for the years ended December 31, 2015, 2014, and 2013, respectively. These costs are reported within the line item Other Operating Expenses on the Consolidated Statements of Operations. The Company incurred $0.3 million, $1.3 million, and $1.3 million of rent expense related to office space for the years ended December 31, 2015, 2014, and 2013, respectively. These costs are included in General and Administrative on the Consolidated Statements of Operations. In February 2015, the Company acquired the office building in Highlands Ranch, Colorado, which housed its corporate offices it had previously leased. See Note 4, Real Estate Owned, for additional details.
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
UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

•
Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2014 and held as of December 31, 2015. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the years ended December 31, 2015, 2014, and 2013.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

The following table details rental income and NOI from continuing and discontinued operations for UDR’s reportable segments for the years ended December 31, 2015, 2014, and 2013, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. in the Consolidated Statements of Operations (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Reportable apartment home segment rental income
Same-Store Communities
West Region	$255,346	$236,175	$214,324
Mid-Atlantic Region	157,158	154,491	150,489
Southeast Region	103,920	98,061	93,479
Northeast Region	86,048	81,500	77,299
Southwest Region	57,670	54,810	52,302
Non-Mature Communities/Other	211,786	180,112	167,743
Total segment and consolidated rental income	$871,928	$805,149	$755,636

Reportable apartment home segment NOI
Same-Store Communities
West Region	$190,682	$171,973	$152,108
Mid-Atlantic Region	108,324	107,592	105,300
Southeast Region	69,820	65,053	61,087
Northeast Region	64,539	61,315	57,350
Southwest Region	35,767	33,725	31,925
Non-Mature Communities/Other	144,737	116,663	106,271
Total segment and consolidated NOI	613,869	556,321	514,041
Reconciling items:
Joint venture management and other fees	22,710	13,044	12,442
Property management	(23,978)	(22,142)	(20,780)
Other operating expenses	(9,708)	(8,271)	(7,136)
Real estate depreciation and amortization	(374,598)	(358,154)	(341,490)
General and administrative	(59,690)	(47,800)	(42,238)
Casualty-related recoveries/(charges), net	(2,335)	(541)	12,253
Other depreciation and amortization	(6,679)	(5,775)	(6,741)
Income/(loss) from unconsolidated entities	62,329	(7,006)	(415)
Interest expense	(121,875)	(130,454)	(126,083)
Interest income and other income/(expense), net	1,551	11,837	4,681
Tax benefit/(provision), net	3,886	15,136	7,299
Gain/(loss) on sale of real estate owned, net of tax	251,677	143,647	40,449
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(16,773)	(5,511)	(1,530)
Net (income)/loss attributable to noncontrolling interests	(3)	3	60
Net income/(loss) attributable to UDR, Inc.	$340,383	$154,334	$44,812

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

The following table details the assets of UDR’s reportable segments as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015	December 31, 2014
Reportable apartment home segment assets:
Same-Store communities:
West Region	$2,371,615	$2,336,271
Mid-Atlantic Region	1,423,888	1,440,561
Southeast Region	730,060	727,933
Northeast Region	1,109,354	1,076,656
Southwest Region	450,305	440,587
Non-mature Communities/Other	3,105,054	2,361,251
Total segment assets	9,190,276	8,383,259
Accumulated depreciation	(2,646,874)	(2,434,772)
Total segment assets — net book value	6,543,402	5,948,487
Reconciling items:
Cash and cash equivalents	6,742	15,224
Restricted cash	20,798	22,340
Notes receivable, net	16,694	14,369
Investment in and advances to unconsolidated joint ventures, net	938,906	718,226
Other assets	137,302	110,082
Total consolidated assets	$7,663,844	$6,828,728
Capital expenditures related to our Same-Store Communities totaled $72.3 million, $52.5 million, and $43.0 million for the years ended December 31, 2015, 2014, and 2013, respectively. Capital expenditures related to our Non-Mature Communities/Other totaled $12.9 million, $10.9 million, and $12.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Markets included in the above geographic segments are as follows:

i.	West Region — Orange County, San Francisco, Seattle, Los Angeles, Monterey Peninsula, Other Southern California, and Portland

ii.	Mid-Atlantic Region — Metropolitan D.C., Baltimore, and Richmond

iii.	Southeast Region — Orlando, Nashville, Tampa and Other Florida

iv.	Northeast Region — New York and Boston

v.	Southwest Region — Dallas and Austin

16. CASUALTY-RELATED (RECOVERIES)/CHARGES

During the year ended December 31, 2015, the Company recorded $2.3 million of casualty-related losses due to property damage caused by the severe snow storms on the east coast in early 2015 and water damage at a community, all of which are included in Casualty-related charges/(recoveries), net on the Consolidated Statements of Operations.

During the year ended December 31, 2014, the Company recorded $0.5 million of casualty-related losses due to property damage incurred during an earthquake and a storm in California, all of which are included in Casualty-related charges/(recoveries), net on the Consolidated Statements of Operations.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

During the year ended December 31, 2013, the Company recorded $12.3 million of casualty-related recoveries related to damage caused by Hurricane Sandy on the east coast in October 2012, all of which are included in Casualty-related charges/(recoveries), net on the Consolidated Statements of Operations.

17. UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA
Selected consolidated quarterly financial data for the years ended December 31, 2015 and 2014 is summarized in the table below (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2015
Rental income	$207,047	$212,764	$217,765	$234,352
Income/(loss) from continuing operations	76,417	10,842	13,695	4,528
Net income/(loss) attributable to common stockholders (a)	72,891	85,924	12,361	161,270
Income/(loss) attributable to common stockholders per weighted average common share (a):
Basic	$0.28	$0.33	$0.05	$0.62
Diluted	$0.28	$0.33	$0.05	$0.61
Weighted average number of shares outstanding
Basic	256,834	257,849	259,114	260,830
Diluted	258,662	262,806	261,207	266,108
2014
Rental income (b)	$194,352	$200,959	$203,587	$206,104
Income/(loss) from continuing operations	(5,195)	4,359	10,611	6,485
Income/(loss) from discontinued operations, net of tax	(87)	18	79	—
Net income/(loss) attributable to common stockholders (a)	17,430	29,076	39,618	64,486
Income/(loss) attributable to common stockholders per weighted average common share (a):
Basic and diluted	$0.07	$0.12	$0.16	$0.25
Weighted average number of shares outstanding
Basic	250,177	250,255	251,655	253,983
Diluted	251,822	252,191	253,732	256,000

(a)	Due to the quarterly pro-rata calculation of noncontrolling interest and rounding, the sum of the quarterly per share and/or dollar amounts may not equal the annual totals.

(b)	Represents rental income from continuing operations, excluding amounts classified as discontinued operations.

[This page is intentionally left blank.]

Report of Independent Registered Public Accounting Firm
The Partners
United Dominion Realty, L.P.

We have audited the accompanying consolidated balance sheets of United Dominion Realty, L.P. (the “Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income/(loss), changes in capital, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, the Partnership changed its presentation of debt issuance costs related to a recognized debt liability in the financial statements as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30),” and Accounting Standards Update No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. Also as discussed in Notes 2 and 3 to the consolidated financial statements, the Partnership changed its reporting of discontinued operations as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Dominion Realty, L.P. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Denver, Colorado
February 23, 2016

UNITED DOMINION REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	December 31, 2015	December 31, 2014
ASSETS
Real estate owned:
Real estate held for investment	$3,630,905	$4,238,770
Less: accumulated depreciation	(1,281,258)	(1,403,303)
Total real estate owned, net of accumulated depreciation	2,349,647	2,835,467
Cash and cash equivalents	3,103	502
Restricted cash	11,344	13,811
Investment in unconsolidated entities	166,186	—
Other assets	24,528	24,029
Total assets	$2,554,808	$2,873,809

LIABILITIES AND CAPITAL
Liabilities:
Secured debt, net	$475,964	$927,484
Notes payable due to General Partner	273,334	88,696
Real estate taxes payable	2,775	7,061
Accrued interest payable	1,550	3,284
Security deposits and prepaid rent	15,929	18,387
Distributions payable	50,962	47,788
Deferred gains on the sale of depreciable property	—	24,622
Accounts payable, accrued expenses, and other liabilities	12,964	22,436
Total liabilities	833,478	1,139,758

Commitments and contingencies (Note 12)

Capital:
Partners’ capital:
General partner:
110,883 OP Units outstanding at December 31, 2015 and December 31, 2014	1,110	1,105
Limited partners:
183,167,815 OP Units outstanding at December 31, 2015 and December 31, 2014	1,712,415	1,702,971
Accumulated other comprehensive loss	(113)	(1,075)
Total partners’ capital	1,713,412	1,703,001
Advances (to)/from General Partner	(11,270)	13,624
Noncontrolling interests	19,188	17,426
Total capital	1,721,330	1,734,051
Total liabilities and capital	$2,554,808	$2,873,809
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Year Ended December 31,
	2015	2014	2013
REVENUES:
Rental income	$440,408	$422,634	$401,853

OPERATING EXPENSES:
Property operating and maintenance	75,373	75,211	75,019
Real estate taxes and insurance	47,438	47,110	45,139
Property management	12,111	11,622	11,051
Other operating expenses	5,923	5,172	5,728
Real estate depreciation and amortization	169,784	179,176	179,367
General and administrative	27,016	28,541	24,808
Casualty-related (recoveries)/charges, net	843	541	(8,083)
Total operating expenses	338,488	347,373	333,029

Operating income	101,920	75,261	68,824

Income/(loss) from unconsolidated entities	(4,659)	—	—
Interest expense	(35,274)	(37,114)	(34,989)
Interest expense on note payable due to General Partner	(5,047)	(4,603)	(1,069)
Income/(loss) from continuing operations	56,940	33,544	32,766
Income/(loss) from discontinued operations	—	—	45,176
Income/(loss) before gain/(loss) on sale of real estate owned	56,940	33,544	77,942
Gain/(loss) on sale of real estate owned	158,123	63,635	—
Net income/(loss)	215,063	97,179	77,942
Net (income)/loss attributable to noncontrolling interests	(1,762)	(952)	(4,566)
Net income/(loss) attributable to OP unitholders	$213,301	$96,227	$73,376

Net income/(loss) per weighted average OP Unit - basic and diluted:
Net income/(loss) from continuing operations attributable to OP unitholders	$1.16	$0.53	$0.16
Net income/(loss) from discontinued operations attributable to OP unitholders	—	—	0.24
Net income/(loss) attributable to OP unitholders	$1.16	$0.53	$0.40

Weighted average OP Units outstanding - basic and diluted	183,279	183,279	184,196
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income/(loss)	$215,063	$97,179	$77,942
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(82)	(285)	(348)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	1,044	2,275	2,652
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	962	1,990	2,304
Comprehensive income/(loss)	216,025	99,169	80,246
Comprehensive (income)/loss attributable to noncontrolling interests	(1,762)	(952)	(4,566)
Comprehensive income/(loss) attributable to OP unitholders	$214,263	$98,217	$75,680
See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(In thousands)

	Class A Limited Partner	Limited Partners	UDR, Inc.		Accumulated Other Comprehensive Income/(Loss), net	Total Partners’ Capital	Advances (to)/from General Partner	Noncontrolling Interests
			Limited Partner	General Partner					Total
Balance at December 31, 2012	$41,656	$181,762	$1,698,027	$1,223	$(5,369)	$1,917,299	$(11,056)	$12,513	$1,918,756
Net income/(loss)	868	3,016	69,448	44	—	73,376	—	4,566	77,942
Distributions	(2,324)	(7,118)	(164,170)	(104)	—	(173,716)	—	—	(173,716)
OP Unit redemptions for common shares of UDR	—	(1,817)	1,817	—	—	—	—	—	—
Distribution of community to UDR	—	—	(23,329)	—	—	(23,329)	(53,712)	—	(77,041)
Adjustment to reflect limited partners’ capital at redemption value	702	852	(1,554)	—	—	—	—	—	—
Other comprehensive income/(loss)	—	—	—	—	2,304	2,304	—	—	2,304
Net change in advances (to)/from General Partner	—	—	—	—	—	—	54,852	—	54,852
Balance at December 31, 2013	40,902	176,695	1,580,239	1,163	(3,065)	1,795,934	(9,916)	17,079	1,803,097
Net income/(loss)	920	3,938	91,311	58	—	96,227	—	952	97,179
Distributions	(2,328)	(7,789)	(180,917)	(116)	—	(191,150)	—	—	(191,150)
OP Unit redemptions for common shares of UDR	—	(4,371)	4,371	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	14,493	60,020	(74,513)	—	—	—	—	—	—
Other comprehensive income/(loss)	—	—	—	—	1,990	1,990	—	—	1,990
Net change in advances (to)/from General Partner	—	—	—	—	—	—	23,540	(605)	22,935
Balance at December 31, 2014	53,987	228,493	1,420,491	1,105	(1,075)	1,703,001	13,624	17,426	1,734,051
Net income/(loss)	2,201	8,515	202,456	129	—	213,301	—	1,762	215,063
Distributions	(2,328)	(8,138)	(193,262)	(124)	—	(203,852)	—	—	(203,852)
OP Unit Redemptions for common shares of UDR	—	(3,816)	3,816	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	10,549	43,427	(53,976)	—	—	—	—	—	—
Unrealized gain on derivative financial investments	—	—	—	—	962	962	—	—	962
Net change in advances (to)/from General Partner	—	—	—	—	—	—	(24,894)	—	(24,894)
Balance at December 31, 2015	$64,409	$268,481	$1,379,525	$1,110	$(113)	$1,713,412	$(11,270)	$19,188	$1,721,330
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating Activities
Net income/(loss)	215,063	97,179	$77,942
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	169,784	179,176	181,302
Net gain on the sale of depreciable property	(158,123)	(63,635)	(41,518)
(Income)/loss from unconsolidated entities	4,659	—	—
Other	606	2,497	1,827
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	385	(1,756)	(11,685)
Increase/(decrease) in operating liabilities	(5,609)	(5,429)	478
Net cash provided by/(used in) operating activities	226,765	208,032	208,346

Investing Activities
Acquisition of real estate assets	(141,424)	—	—
Proceeds from sales of real estate investments, net	232,728	47,922	79,437
Development of real estate assets	(6,280)	(47,220)	(66,407)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(61,441)	(47,352)	(76,984)
Net cash provided by/(used in) investing activities	23,583	(46,650)	(63,954)

Financing Activities
Advances (to)/from General Partner, net	(232,764)	(153,751)	(92,537)
Proceeds from the issuance of secured debt	184,638	5,909	—
Payments on secured debt	(189,244)	(4,995)	(42,237)
Distributions paid to partnership unitholders	(10,367)	(9,929)	(9,348)
Payments of financing costs	(10)	(11)	(1,177)
Net cash provided by/(used in) financing activities	(247,747)	(162,777)	(145,299)
Net increase/(decrease) in cash and cash equivalents	2,601	(1,395)	(907)
Cash and cash equivalents, beginning of year	502	1,897	2,804
Cash and cash equivalents, end of year	$3,103	$502	$1,897

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$44,881	$44,629	$42,506
Non-cash transactions:
Non-cash transactions associated with contribution to DownREIT Partnership:
Real estate owned, net of accumulated depreciation	405,116	—	—
Investment in DownREIT Partnership	174,822	—	—
Secured debt, net	228,390	—	—
Real estate distributed to the General Partner	—	—	74,586
OP Units redeemed by General Partner in partial consideration for real estate distributed	—	—	23,329
Reallocation of credit facilities debt from General Partner	17,557	—	13,682
Development costs and capital expenditures incurred but not yet paid	3,118	7,254	6,371
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

1. CONSOLIDATION AND BASIS OF PRESENTATION
United Dominion Realty, L.P. (“UDR, L.P.,” the “Operating Partnership,” “we” or “our”) is a Delaware limited partnership that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the years ended December 31, 2015, 2014, and 2013, rental revenues of the Operating Partnership represented 51%, 52%, and 54%, respectively, of the General Partner’s consolidated rental revenues (including those classified within discontinued operations). At December 31, 2015, the Operating Partnership’s apartment portfolio consisted of 57 communities located in 14 markets consisting of 16,974 apartment homes.
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
As of December 31, 2015, there were 183,278,698 OP Units outstanding, of which 174,225,399 or 95.1% were owned by UDR and affiliated entities and 9,053,299 or 4.9% were owned by non-affiliated limited partners. There were 183,278,698 OP Units outstanding as of December 31, 2014, of which 174,113,225 or 95.0% were owned by UDR and affiliated entities and 9,165,473 or 5.0% were owned by non-affiliated limited partners.
As sole general partner of the Operating Partnership, UDR owned all 110,883 general partner OP units or 0.1% of the total OP Units outstanding as of December 31, 2015 and 2014. At December 31, 2015 and 2014, there were 183,167,815 limited partner OP Units outstanding, of which 1,873,332 were Class A Limited Partnership Units. Of the limited partner OP Units outstanding, UDR owned 174,114,516 or 95.1% and 174,002,342 or 95.0% at December 31, 2015 and 2014, respectively. The remaining 9,053,299 or 4.9% and 9,165,473 or 5.0% of the limited partner OP Units outstanding were held by non-affiliated partners at December 31, 2015 and 2014, respectively, of which 1,751,671 were Class A Limited Partnership units. See Note 10, Capital Structure.
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
DECEMBER 31, 2015

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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which makes changes to both the variable interest model and the voting model of consolidation. Under ASU 2015-02, companies will need to re-evaluate whether an entity meets the criteria to be considered a variable interest entity (“VIE”) or whether the consolidation of an entity should be assessed under the voting model. The new standard specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. The new standard will be effective for the Operating Partnership beginning on January 1, 2016 and must be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the period of adoption or retrospectively to each period presented. The Operating Partnership does not expect the adoption of the new standard to result in the consolidation of entities not previously consolidated or the deconsolidation of any entities previously consolidated. Upon adopting the new standard, the Operating Partnership expects that the DownREIT Partnership will become a VIE as the limited partners lack substantive kick-out rights and substantive participating rights. The Operating Partnership does not expect to be the primary beneficiary of the DownREIT Partnership and will continue to record its interest as an equity method investment.

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

The Operating Partnership elected to early adopt ASU 2015-03 and ASU 2015-15 during the fourth quarter of 2015. As a result, at December 31, 2015 and 2014, deferred financing costs of $2.2 million and $4.5 million, respectively, are included as a reduction to Secured debt, net on the accompanying Consolidated Balance Sheets. At December 31, 2014, Secured debt, net previously disclosed as $932.0 million has been adjusted to $927.5 million in the accompanying Consolidated Balance Sheets.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires that the cumulative impact of a measurement-period adjustment, including impacts on prior periods, be recognized in the reporting period in which the adjustment amount is determined and, therefore, eliminates the requirement to retrospectively account for the adjustment in prior periods presented. The new standard will be effective for the Operating Partnership beginning on January 1, 2016 and must be applied prospectively to measurement-period adjustments that occur after the effective date. The Operating Partnership will comply with the new guidance upon adoption.
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
DECEMBER 31, 2015

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
Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Operating Partnership capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the years ended December 31, 2015, 2014, and 2013 were $0.7 million, $2.0 million, and $2.5 million, respectively. During the years ended December 31, 2015, 2014, and 2013, total interest capitalized was $0.2 million, $2.9 million, and $5.9 million, respectively. As each home in a capital project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization on the related portion and depreciation commences over the estimated useful life.
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
DECEMBER 31, 2015

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
DECEMBER 31, 2015

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
Management of the Operating Partnership has reviewed all open tax years (2011 through 2014) and major jurisdictions, and concluded there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns.
Discontinued Operations
Prior to the adoption of ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the results of operations for those properties sold during the year or classified as held for sale at the end of the current year were classified as discontinued operations in the current and prior periods. Further, to meet the discontinued operations criteria, the Operating Partnership or related parties will not have any significant continuing involvement in the ownership or operation of the property after the sale or disposition. Once a property is classified as held for sale, depreciation is no longer recorded. However, if the Operating Partnership determines that the property no longer meets the criteria for held for sale, the Operating Partnership will recapture any unrecorded depreciation on the property. The assets and liabilities, if any, of properties classified as held for sale are presented separately on the Consolidated Balance Sheets at lower of their carrying amount or their estimated fair value less the costs to sell the assets. (See Note 3, Discontinued Operations and Assets Held for Sale, for further discussion).
Allocation of General and Administrative Expenses
The Operating Partnership is charged directly for general and administrative expenses it incurs. The Operating Partnership is also charged with other general and administrative expenses that have been allocated by the General Partner to each of its subsidiaries, including the Operating Partnership, based on each subsidiary’s pro-rata portion of UDR’s total apartment homes. (See Note 7, Related Party Transactions.)
Advertising Costs
All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item General and administrative. During the years ended December 31, 2015, 2014, and 2013, total advertising expense from continuing and discontinued operations was $2.4 million, $2.5 million, and $2.5 million, respectively.
Comprehensive Income/(Loss)
Comprehensive income/(loss), which is defined as the change in capital during each period from transactions and other events and circumstances from nonowner sources, including all changes in capital during a period except for those resulting from investments by or distributions to partners, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the years ended December 31, 2015, 2014, and 2013, the Operating Partnership’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges and (gain)/loss reclassified from other comprehensive income/(loss) into earnings. The (gain)/loss reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 9, Derivatives and Hedging Activity, for further discussion.
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
Market Concentration Risk
The Operating Partnership is subject to increased exposure from economic and other competitive factors specific to those markets where it holds a significant percentage of the carrying value of its real estate portfolio at December 31, 2015, the

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

Operating Partnership held greater than 10% of the carrying value of its real estate portfolio in the Orange County, California; San Francisco, California; and New York, New York markets.
3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
Effective January 1, 2014, UDR, L.P. prospectively adopted ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, for all communities not previously sold or classified as held for sale. The standard had a material impact on the Operating Partnership’s consolidated financial statements. As a result of adopting the ASU, during the year ended December 31, 2014, gains, net of tax, of $62.5 million from disposition of real estate, excluding a $1.1 million gain related to the sale of land, are included in Gain/(loss) on sale of real estate owned on the Consolidated Statements of Operations rather than in Income/(loss) from discontinued operations on the Consolidated Statements of Operations.
Prior to the prospective adoption of ASU 2014-08, FASB Accounting Standards Codification ("ASC") Subtopic 205-20 required, among other things, that the primary assets and liabilities and the results of operations of the Operating Partnership’s real properties that have been sold or are held for disposition, be classified as discontinued operations and segregated in UDR, L.P.’s Consolidated Statements of Operations and Consolidated Balance Sheets. Consequently, the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition prior to January 1, 2014 are accounted for as discontinued operations for all periods presented. This presentation does not have an impact on net income available to common stockholders; it only results in the reclassification of the operating results within the Consolidated Statements of Operations for the periods ended December 31, 2015, 2014, and 2013.
During the year ended December 31, 2013, the Operating Partnership sold two communities in the Sacramento market with 914 apartment homes for gross proceeds of $81.1 million. At December 31, 2015 and 2014, the Operating Partnership had no communities that met the criteria to be classified as held for sale and included in Income/(loss) from discontinued operations on the Consolidated Statements of Operations.
During the years ended December 31, 2015, 2014, and 2013, the Operating Partnership recognized net gain/(loss) on the sale of depreciable properties of $0.0, $0.0, and $41.5 million, respectively, in Income/(loss) from discontinued operations on the Consolidated Statements of Operations.
The following is a summary of income from discontinued operations for the years ended December 31, 2015, 2014, and 2013 (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Rental income	$—	$—	$8,989
Rental expenses	—	—	3,149
Property management	—	—	247
Real estate depreciation	—	—	1,935
Income/(loss) attributable to disposed properties	—	—	3,658
Net gain/(loss) on the sale of depreciable properties	—	—	41,518
Income/(loss) from discontinued operations	$—	$—	$45,176

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

4. REAL ESTATE OWNED
Real estate assets owned by the Operating Partnership consists of income producing operating properties, properties under development, land held for future development, and sold or held for sale properties. At December 31, 2015, the Operating Partnership owned and consolidated 57 communities in eight states plus the District of Columbia totaling 16,974 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015	December 31, 2014
Land	$833,300	$1,008,014
Depreciable property — held and used:
Buildings, improvements, and furniture, fixtures and equipment	2,797,605	3,230,756
Real estate owned	3,630,905	4,238,770
Accumulated depreciation	(1,281,258)	(1,403,303)
Real estate owned, net	$2,349,647	$2,835,467

Acquisitions
In October 2015, the Operating Partnership acquired one community in Alexandria, Virginia with 421 apartment homes for a purchase price of $142.0 million, which was funded through reverse tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986 (“Section 1031 exchanges”). The Operating Partnership performed a valuation analysis of the fair market value of the assets and liabilities of the acquired community as of the acquisition date. The following table summarizes the allocation of the purchase price (in thousands):

Land	$27,749
Buildings	111,878
Intangible assets	2,373
Total assets acquired	$142,000

Substantially all acquired intangible assets will be amortized in 2016 based on the average term of acquired leases of 14 months or less.
The Operating Partnership did not have any acquisitions during the year ended December 31, 2014.
Dispositions
In connection with the formation of the DownREIT Partnership in October 2015, the Operating Partnership contributed seven operating communities to the DownREIT Partnership. The Operating Partnership recorded its contribution to the DownREIT Partnership at book value and consequently deferred a gain of $296.4 million. As a result of the contribution, the Operating Partnership lost its controlling interest and deconsolidated the seven operating communities.  The Operating Partnership accounts for its investment in the DownREIT Partnership under the equity method of accounting as described in Note 5, Unconsolidated Entities.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

The following table summarizes the impact of the deconsolidation of the contributed assets on the Consolidated Balance Sheet at December 31, 2015 (in thousands):

Assets
Real estate held for investment	$(628,479)
Accumulated depreciation	223,363
Real estate held for investment, net	(405,116)
Cash and cash equivalents	(140)
Other assets	(1,680)
Total assets	$(406,936)

Liabilities
Secured debt, net	$(228,390)
Real estate taxes payable	(4,123)
Accounts payable, accrued expenses, and other liabilities	(5,781)
Total liabilities	$(238,294)

As described in Note 5, Unconsolidated Entities, the Operating Partnership accounts for its interest in the DownREIT Partnership, including the seven contributed properties, as an equity method investment.

During the year ended December 31, 2015, the Operating Partnership sold five communities with a total of 1,149 apartment homes for gross proceeds of $250.9 million, resulting in net proceeds of $232.4 million and a total gain, net of tax, of $133.5 million. A portion of the sale proceeds were designated for Section 1031 exchanges for the October 2015 acquisition described above. Additionally, the Operating Partnership recognized a gain of $24.6 million, which was previously deferred, in connection with the sale of the communities held by the Texas joint venture in January 2015.
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

5. UNCONSOLIDATED ENTITIES
UDR Lighthouse DownREIT L.P. Formation
In October 2015, in connection with the acquisition of four properties from Home Properties, L.P., UDR, Inc., as the sole general partner and a limited partner, and the Operating Partnership, as limited partner, entered into the Agreement of Limited Partnership (the “Partnership Agreement”) of the DownREIT Partnership.
As the sole general partner of the DownREIT Partnership, UDR, Inc. has full, complete and exclusive discretion to manage and control the business of the DownREIT Partnership and to make all decisions affecting the business and assets of the DownREIT Partnership, subject to certain protective limitations set forth in the Partnership Agreement. As of the closing of the transactions, UDR, Inc. and the Operating Partnership owned approximately 8.5% and 41.6%, respectively, of the units of limited partnership interest in the DownREIT Partnership (“DownREIT Units”), which they received in exchange for their contribution of the following properties to the DownREIT Partnership and cash of $25.5 million:

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

Property	Location
Ridge at Blue Hills(a)	Braintree, MA
Residences at the Domain(a)	Austin, TX
Inwood West(b)	Woburn, MA
Thirty377(b)	Dallas, TX
Legacy Village(b)	Plano, TX
Delancey at Shirlington(b)	Arlington, VA
Circle Towers(b)	Fairfax, VA
Barton Creek Landing(b)	Austin, TX
The Whitmore(b)	Arlington, VA

(a) Contributed by UDR, Inc.
(b) Contributed by the Operating Partnership.
The limited partners have no power to remove UDR, Inc. as general partner of the DownREIT Partnership. The DownREIT Partnership is structured to make distributions in respect of DownREIT Units that will be equivalent to the distributions made to holders of UDR, Inc.’s common stock. Subject to certain terms and conditions set forth in the Partnership Agreement, limited partners in the DownREIT Partnership (other than UDR, Inc. and its affiliates) have the right, commencing one year after the date of issuance, to tender their DownREIT Units for redemption for cash or, at UDR Inc.’s election, for shares of its common stock on a one-for-one basis (subject to the anti-dilution adjustments provided in the Partnership Agreement).
The DownREIT Partnership is accounted for by the Operating Partnership under the equity method of accounting, and is included in Investment in unconsolidated entities on the Consolidated Balance Sheets. The communities listed above that were contributed to the DownREIT Partnership by the Operating Partnership were deconsolidated by the Operating Partnership upon contribution. See Note 4, Real Estate Owned, for the impact of the deconsolidation on the Consolidated Balance Sheets.
The Operating Partnership recognizes earnings or losses from its investments in unconsolidated entities consisting of our proportionate share of the net earnings or losses of the partnership.
The following table summarizes the Operating Partnership’s investment in the DownREIT Partnership as of December 31, 2015 (dollars in thousands):

Entity	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at		UDR’s Ownership Interest
		December 31, 2015	December 31, 2015	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Operating and development:
DownREIT Partnership	Various	13 operating communities	6,261	$166,186	$—	41.6%	—%

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

Combined summary financial information relating to all of the DownREIT Partnership’s operations (not just our proportionate share), is presented below for the year ended December 31, 2015 (dollars in thousands):

As of and For the Year Ended December 31, 2015	DownREIT Partnership
Condensed Consolidated Statement of Operations:
Rental income	$29,933
Property operating and maintenance	(9,991)
Real estate depreciation and amortization	(28,934)
Operating income/(loss)	(8,992)
Interest expense	(3,632)
Other income/(expense)	(3,180)
Net income/(loss)	$(15,804)
OP recorded income (loss) from unconsolidated entities	$(4,659)

Condensed Consolidated Balance Sheet:
Total real estate, net	$1,457,244
Cash and cash equivalents	89
Other assets	37,228
Note receivable from affiliate	126,500
Amount due from UDR	35,293
Total assets	1,656,354
Secured debt, net	524,052
Accounts payable, accrued expenses and other liabilities	25,487
Total liabilities	549,539
Total equity	1,106,815
Total liabilities and equity	$1,656,354
OP’s investment in and advances to unconsolidated joint ventures	$166,186

The Operating Partnership’s results of operations include loss from unconsolidated entities of $4.7 million related to the acquisition of interest in the DownREIT Partnership from the acquisition date to December 31, 2015.

The unaudited pro forma information below summarizes the Operating Partnership’s combined results of operations for the years ended December 31, 2015, and 2014 as though the above acquisition was completed on January 1, 2014. The information for the year ended December 31, 2015 includes pro forma results for the portion of the period prior to the acquisition date and actual results from the date of acquisition through the end of the period. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor does it purport to represent the Operating Partnership’s results of operations for future periods (in thousands):

	Year Ended December 31,
	2015	2014
Pro forma net income/(loss) from unconsolidated entities	$(12,006)	$(26,511)
Pro forma net income/(loss) attributable to OP unitholders	$205,954	$69,716

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

6. SECURED DEBT, NET
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of December 31, 2015 and 2014 (dollars in thousands):

	Principal Outstanding		For the Year Ended December 31, 2015
	December 31,		Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
	2015	2014
Fixed Rate Debt
Mortgage notes payable	$30,132	$378,371	3.43%	0.6	1
Fannie Mae credit facilities	250,828	333,828	5.08%	3.7	8
Deferred financing costs	(1,627)	(3,665)
Total fixed rate secured debt, net	279,333	708,534	4.90%	3.3	9
Variable Rate Debt
Tax-exempt secured note payable	27,000	27,000	0.76%	16.2	1
Fannie Mae credit facilities	170,203	192,760	1.90%	4.7	6
Deferred financing costs	(572)	(810)
Total variable rate secured debt, net	196,631	218,950	1.74%	6.3	7
Total secured debt, net	$475,964	$927,484	3.76%	4.5	16

As of December 31, 2015, an aggregate commitment of $421.0 million of the General Partner's secured credit facilities with Fannie Mae was allocated to the Operating Partnership based on the ownership of the assets securing the debt. The entire commitment was outstanding at December 31, 2015. The Fannie Mae credit facilities mature at various dates from May 2017 through July 2023 and bear interest at floating and fixed rates. At December 31, 2015, $250.8 million of the outstanding balance was fixed at a weighted average interest rate of 5.08% and the remaining balance of $170.2 million on these facilities had a weighted average variable interest rate of 1.90%. The following is information related to the credit facilities allocated to the Operating Partnership (dollars in thousands):

	December 31, 2015	December 31, 2014
Borrowings outstanding	$421,031	$526,588
Weighted average borrowings during the period ended	425,522	527,592
Maximum daily borrowings during the period ended	431,462	528,659
Weighted average interest rate during the period ended	3.8%	4.1%
Interest rate at the end of the period	3.8%	4.0%
The Operating Partnership may from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair value adjustment of the fixed rate debt instruments on the Operating Partnership’s properties was a net premium of $0.0 and $6.2 million at December 31, 2015 and 2014, respectively.
Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature in August 2016 and carry an interest rate of 3.43%.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

Secured credit facilities. At December 31, 2015, the General Partner had borrowings against its fixed rate facilities of $514.5 million, of which $250.8 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of December 31, 2015, the fixed rate Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average fixed interest rate of 5.08%.
Variable Rate Debt
Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures in March 2032. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 0.76% as of December 31, 2015.
Secured credit facilities. At December 31, 2015, the General Partner had borrowings against its variable rate facilities of $299.4 million, of which $170.2 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of December 31, 2015, the variable rate borrowings under the Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average floating interest rate of 1.90%.
The aggregate maturities of the Operating Partnership’s secured debt due during each of the next ten calendar years subsequent to December 31, 2015 are as follows (dollars in thousands):

	Fixed		Variable
	Mortgage Notes Payable	Secured Credit Facilities	Tax-Exempt Secured Notes Payable	Secured Credit Facilities	Total
2016	$30,132	$385	$—	$—	$30,517
2017	—	15,640	—	6,566	22,206
2018	—	48,872	—	96,327	145,199
2019	—	123,095	—	—	123,095
2020	—	62,836	—	—	62,836
2021	—	—	—	—	—
2022	—	—	—	—	—
2023	—	—	—	67,310	67,310
2024	—	—	—	—	—
2025	—	—	—	—	—
Thereafter	—	—	27,000	—	27,000
Subtotal	30,132	250,828	27,000	170,203	478,163
Non-cash (a)	(97)	(1,530)	(93)	(479)	(2,199)
Total	$30,035	$249,298	$26,907	$169,724	$475,964

(a)
Includes the unamortized balance of fair market value adjustments, premiums/discounts, deferred hedge gains, and deferred financing costs. For the years ended December 31, 2015 and 2014, the Operating Partnership amortized $1.3 million and $1.4 million, respectively, of deferred financing costs into Interest expense.

Guarantor on Unsecured Debt
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility, with an aggregate borrowing capacity of $1.1 billion, $300 million of medium-term notes due June 2018, $300 million of medium-term notes due October 2020, a $350 million term loan facility due January 2021, $400 million of medium-term notes due January 2022, $300 million of medium-term notes due July 2024, and $300 million of medium-term notes due October 2025. As of December 31, 2015 and 2014, there were outstanding borrowings of $150.0 million and $152.5 million, respectively, under the unsecured credit facility.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

7. RELATED PARTY TRANSACTIONS
Advances (To)/From the General Partner
The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had net advances (to)/from the General Partner of $(11.3) million and $13.6 million at December 31, 2015 and 2014, respectively, which is reflected as an increase/(reduction) of capital on the Consolidated Balance Sheets.
Allocation of General and Administrative Expenses
The General Partner provides various general and administrative and other overhead services for the Operating Partnership including legal assistance, acquisitions analysis, marketing and advertising, and allocates these expenses to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on its pro-rata portion of UDR’s total apartment homes. During the years ended December 31, 2015, 2014, and 2013, the general and administrative expenses allocated to the Operating Partnership by UDR were $21.0 million, $27.4 million, and $23.5 million, respectively, and are included in General and administrative on the Consolidated Statements of Operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.
During the years ended December 31, 2015, 2014, and 2013, the Operating Partnership incurred $17.7 million, $12.7 million, and $12.3 million, respectively, of related party management fees related to a management agreement entered into in 2011 with wholly-owned subsidiaries of our TRS. (See further discussion in paragraph below.) These related party management fees are initially recorded within the line item General and administrative on the Consolidated Statements of Operations, and a portion related to management fees charged by the TRS of the General Partner is reclassified to Property management on the Consolidated Statements of Operations. (See further discussion below.)
Management Fee
In 2011, the Operating Partnership entered into a management agreement with wholly-owned subsidiaries of our TRS. Under the management agreement, the Operating Partnership is charged a management fee equal to 2.75% of gross rental revenues, which is reported in Property management on the Consolidated Statements of Operations.
Guaranties by the General Partner
The Operating Partnership provided a “bottom dollar” guaranty to certain limited partners as part of their original contribution to the Operating Partnership. The guaranty protects the tax basis of the underlying contribution and is reflected on the OP unitholder’s Schedule K-1 tax form. The guaranty was made in the form of a note payable issued by the Operating Partnership to the General Partner at an annual interest rate of 5.18% for the years ended December 31, 2015 and 2014, respectively. On December 31, 2013, the note was renewed at an annual interest rate of 5.18%. Interest payments are made monthly and the renewed note is due December 31, 2023. At December 31, 2015 and 2014, the note payable due to the General Partner was $83.2 million.
In 2011, the Operating Partnership also provided a “bottom dollar” guaranty in conjunction with 1,802,239 OP Units issued in partial consideration to the seller for the acquisition of an operating community. The guaranty was made in the form of a note payable issued by the Operating Partnership to the General Partner at an annual interest rate of 5.34%. Interest payments are due monthly and the note matures on August 31, 2021. At December 31, 2015 and 2014, the note payable due to the General Partner was $5.5 million.
In December 2015, the Operating Partnership provided a “bottom dollar” guaranty on three promissory notes with an aggregate value of $184.6 million. The guaranty was made in the form of a note payable issued by the Operating Partnership to the General Partner at an annual interest rate of 4.12%. Interest payments are due monthly and the notes mature on April 1, 2026.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

8. FAIR VALUE OF DERIVATIVES AND FINANCIAL INSTRUMENTS
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

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of December 31, 2015 and 2014 are summarized as follows (dollars in thousands):

			Fair Value at December 31, 2015, Using
	Total Carrying Amount in Statement of Financial Position at December 31, 2015	Fair Value Estimate at December 31, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description:
Derivatives- Interest rate contracts (a)	$8	$8	$—	$8	$—
Total assets	$8	$8	$—	$8	$—

Secured debt instruments - fixed rate: (b)
Mortgage notes payable	30,132	30,308	—	—	30,308
Fannie Mae credit facilities	250,828	263,070	—	—	263,070
Secured debt instruments - variable rate: (b)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Fannie Mae credit facilities	170,203	170,203	—	—	170,203
Total liabilities	$478,163	$490,581	$—	$—	$490,581

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

			Fair Value at December 31, 2014, Using
	Total Carrying Amount in Statement of Financial Position at December 31, 2014	Fair Value Estimate at December 31, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description:
Derivatives - Interest rate contracts (b)	$39	$39	$—	$39	$—
Total assets	$39	$39	$—	$39	$—

Derivatives- Interest rate contracts (a)	$918	$918	$—	$918	$—
Secured debt instruments - fixed rate: (b)
Mortgage notes payable	378,371	391,835	—	—	391,835
Fannie Mae credit facilities	333,828	355,470	—	—	355,470
Secured debt instruments - variable rate: (b)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Fannie Mae credit facilities	192,760	192,760	—	—	192,760
Total liabilities	$932,877	$967,983	$—	$918	$967,065

(a)	See Note 9, Derivatives and Hedging Activity.

(b)	See Note 6, Secured Debt, Net.

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
Although the Operating Partnership has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2015 and December 31, 2014, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

Financial Instruments Not Carried at Fair Value
At December 31, 2015, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Operating Partnership using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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

9. DERIVATIVES AND HEDGING ACTIVITY
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
A portion of the General Partner’s interest rate derivatives have been allocated to the Operating Partnership based on the General Partner’s underlying debt instruments allocated to the Operating Partnership. (See Note 6, Secured Debt, Net.)
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2015, 2014, and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of fixed-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2015, the Operating Partnership recognized a loss of less than $0.1 million

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

reclassified from Accumulated OCI to Interest expense due to the de-designation of a cash flow hedge and recorded no other ineffectiveness to earnings. During the years ended December 31, 2014, and 2013, the Operating Partnership recorded less than $0.1 million of ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item.
Amounts reported in Accumulated other comprehensive loss related to deferred gains/(losses) on designated derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s hedged debt that is allocated to the Operating Partnership. During the next twelve months through December 31, 2016, we estimate that less than $0.1 million will be reclassified as an increase to interest expense.
As of December 31, 2015, the Operating Partnership had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	1	$96,327
Derivatives not designated as hedges are not speculative and are used to manage the Operating Partnership’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP or the General Partner has elected to not apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in losses of less than $0.1 million for the years ended December 31, 2015, 2014, and 2013.
As of December 31, 2015, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	3	$98,932
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of the Operating Partnership’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2015 and 2014 (dollars in thousands):

	Asset Derivatives (included in Other assets)		Liability Derivatives (Included in Other liabilities)
	Fair Value at:		Fair Value at:
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate products	$4	$37	$—	$918

Derivatives not designated as hedging instruments:
Interest rate products	$4	$2	$—	$—

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Unrealized holding gain/(loss) Recognized in OCI (Effective Portion)			Gain/(Loss) Reclassified from Accumulated OCI into Interest expense (Effective Portion)			Gain/(Loss) Recognized in Interest expense (ineffective Portion and Amount Excluded from Effectiveness Testing)
	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Interest rate products	$(82)	$(285)	$(348)	$(1,044)	$(2,275)	$(3,431)	$(11)	$—	$—

Derivatives Not Designated as Hedging Instruments	Gain/(Loss) Recognized in Interest income and other income/(expense), net
	Year ended December 31,
	2015	2014	2013
Interest rate products	$(23)	$(3)	$(9)
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
Certain of the General Partner’s agreements with its derivative counterparties contain provisions where if there is a change in the General Partner’s financial condition that materially changes the General Partner’s creditworthiness in an adverse manner, the General Partner may be required to fully collateralize its obligations under the derivative instrument. At December 31, 2015 and 2014, no cash collateral was posted or required to be posted by the General Partner or by a counterparty.
The General Partner also has an agreement with a derivative counterparty that incorporates the loan and financial covenant provisions of the General Partner’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with these covenant provisions would result in the General Partner being in default on any derivative instrument obligations covered by the agreement.
As of December 31, 2015, the fair value of derivatives in a net liability position that were allocated to the Operating Partnership, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.0.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

The General Partner has elected not to offset derivative positions in the consolidated financial statements. The table below presents the effect on the Operating Partnership's financial position had the General Partner made the election to offset its derivative positions as of December 31, 2015 and December 31, 2014:

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Cash Collateral Received
December 31, 2015	$8	$—	$8	$—	$—	$8

December 31, 2014	$39	$—	$39	$—	$—	$39
(a) Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (b)	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Cash Collateral Posted
December 31, 2015	$—	$—	$—	$—	$—	$—

December 31, 2014	$918	$—	$918	$—	$—	$918
(b) Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

10. CAPITAL STRUCTURE
General Partnership Units
The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP Units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Limited Partnership Units. There were 110,883 General Partnership units outstanding at December 31, 2015 and 2014, all of which were held by UDR.
Limited Partnership Units
At December 31, 2015 and 2014, there were 183,167,815 limited partnership units outstanding, of which 1,873,332 were Class A Limited Partnership Units. UDR owned 174,114,516 limited partnership units or 95.1% and 174,002,342 limited partnership units or 95.0% at December 31, 2015 and 2014, respectively. The remaining 9,053,299 or 4.9% and 9,165,473 or 5.0% limited partnership units outstanding were held by non-affiliated partners at December 31, 2015 and 2014, respectively, of which 1,751,671 were Class A Limited Partnership Units.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

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
The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $340.1 million and $282.5 million as of December 31, 2015 and 2014, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.
Class A Limited Partnership Units
Class A Limited Partnership Units have a cumulative, annual, non-compounded preferred return, which is equal to 8% based on a value of $16.61 per Class A Limited Partnership Unit.
Holders of the Class A Limited Partnership Units exclusively possess certain voting rights. The Operating Partnership may not do the following without approval of the holders of the Class A Limited Partnership Units: (i) increase the authorized or issued amount of Class A Limited Partnership Units, (ii) reclassify any other partnership interest into Class A Limited Partnership Units, (iii) create, authorize or issue any obligations or security convertible into or the right to purchase any class of limited partnership units, without the approval of the holders of the Class A Limited Partnership Units, (iv) enter into a merger or acquisition, or (v) amend or modify the Operating Partnership Agreement in a manner that adversely affects the relative rights, preferences or privileges of the Class A Limited Partnership Units.
The following table shows OP Units outstanding and OP Unit activity as of and for the years ended December 31, 2015, 2014, and 2013:

	Class A Limited Partner		UDR, Inc.
		Limited Partners	Limited Partner	General Partner	Total
Ending balance at December 31, 2012	1,751,671	7,643,548	174,775,152	110,883	184,281,254
OP Units redeemed for the distribution of real estate to the General partner (a)	—	—	(1,002,556)	—	(1,002,556)
OP redemptions for UDR stock	—	(76,295)	76,295	—	—
Ending balance at December 31, 2013	1,751,671	7,567,253	173,848,891	110,883	183,278,698
OP redemptions for UDR stock	—	(153,451)	153,451	—	—
Ending balance at December 31, 2014	1,751,671	7,413,802	174,002,342	110,883	183,278,698
OP redemptions for UDR stock	—	(112,174)	112,174	—	—
Ending balance at December 31, 2015	1,751,671	7,301,628	174,114,516	110,883	183,278,698

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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

11. INCOME/(LOSS) PER OPERATING PARTNERSHIP UNIT
Basic income/(loss) per OP Unit is computed by dividing net income/(loss) attributable to general and limited partner unitholders by the weighted average number of general and limited partner units (including redeemable OP Units) outstanding during the year. Diluted income/(loss) per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units or resulted in the issuance of OP Units and then shared in the income/(loss) of the Operating Partnership. For the years ended December 31, 2015, 2014, and 2013, there were no dilutive instruments, and therefore, diluted income/(loss) per OP Unit and basic income/(loss) per OP Unit are the same. See Note 10, Capital Structure, for further discussion on redemption rights of OP Units.
The following table sets forth the computation of basic and diluted income/(loss) per OP Unit for the periods presented (dollars in thousands, except per OP Unit data):

	Year Ended December 31,
	2015	2014	2013
Numerator for income/(loss) per OP Unit — basic and diluted:
Income/(loss) from continuing operations	$56,940	$33,544	$32,766
Gain/(loss) on sale of real estate owned	158,123	63,635	—
(Income)/loss from continuing operations attributable to noncontrolling interests	(1,762)	(952)	(4,114)
Income/(loss) from continuing operations attributable to OP unitholders	$213,301	$96,227	$28,652

Income/(loss) from discontinued operations	$—	$—	$45,176
(Income)/loss from discontinued operations attributable to noncontrolling interests	—	—	(452)
Income/(loss) from discontinued operations attributable to OP unitholders	$—	$—	$44,724

Net income/(loss)	$215,063	$97,179	$77,942
Net (income)/loss attributable to noncontrolling interests	(1,762)	(952)	(4,566)
Net income/(loss) attributable to OP unitholders	$213,301	$96,227	$73,376

Denominator for income/(loss) per OP Unit — basic and diluted:
Weighted average OP Units outstanding — basic and diluted	183,279	183,279	184,196

Income/(loss) per weighted average OP Unit — basic and diluted:
Income/(loss) from continuing operations attributable to OP unitholders	$1.16	$0.53	$0.16
Income/(loss) from discontinued operations attributable to OP unitholders	—	—	0.24
Net income/(loss) attributable to OP unitholders	$1.16	$0.53	$0.40

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

12. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Operating Partnership’s real estate commitments at December 31, 2015 (dollars in thousands):

	Number of Properties	Costs Incurred to Date (a)	Expected Costs to Complete (unaudited)
Real estate communities — redevelopment	2	$10,093	$13,907

(a)	Costs incurred to date include $0.7 million of accrued fixed assets for redevelopment.
Ground Leases
The Operating Partnership owns five communities, which are subject to ground leases expiring between 2019 and 2103. Future minimum lease payments as of December 31, 2015 are $5.4 million for each of the years ending December 31, 2016 to 2019, $4.5 million for the year ending December 31, 2020, and a total of $311.9 million for years thereafter. For purposes of our ground lease contracts, the Operating Partnership uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a reset provision based on the communities appraised value or consumer price index but does not include a specified minimum lease payment, the Operating Partnership uses the current rent over the remainder of the lease term.
The Operating Partnership incurred $5.4 million, $5.3 million, and $5.1 million of ground rent expense for the years ended December 31, 2015, 2014, and 2013, respectively.
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
The Operating Partnership’s two reportable segments are Same-Store Communities and Non-Mature/Other communities:

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

•
Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2014 and held as of December 31, 2015. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the years ended December 31, 2015, 2014, and 2013.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

The following table details rental income and NOI from continuing and discontinued operations for the Operating Partnership’s reportable segments for the years ended December 31, 2015, 2014, and 2013, and reconciles NOI to Net income/(loss) attributable to OP unitholders in the Consolidated Statements of Operations (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Reportable apartment home segment rental income
Same-Store Communities
West Region	$174,414	$160,185	$150,137
Mid-Atlantic Region	60,602	65,565	64,923
Southeast Region	44,981	42,568	40,730
Northeast Region	59,444	58,788	55,850
Southwest Region	20,963	26,580	25,614
Non-Mature Communities/Other	80,004	68,948	73,588
Total segment and consolidated rental income	$440,408	$422,634	$410,842
Reportable apartment home segment NOI
Same-Store Communities
West Region	$130,509	$117,130	$107,866
Mid-Atlantic Region	40,301	44,366	44,442
Southeast Region	30,106	28,111	26,590
Northeast Region	45,917	45,347	42,146
Southwest Region	13,176	16,821	16,057
Non-Mature Communities/Other	57,588	48,538	50,434
Total segment and consolidated NOI	317,597	300,313	287,535
Reconciling items:
Property management	(12,111)	(11,622)	(11,298)
Other operating expenses	(5,923)	(5,172)	(5,728)
Real estate depreciation and amortization	(169,784)	(179,176)	(181,302)
General and administrative	(27,016)	(28,541)	(24,808)
Casualty-related recoveries/(charges), net	(843)	(541)	8,083
Income/(loss) from unconsolidated entities	(4,659)	—	—
Interest expense	(40,321)	(41,717)	(36,058)
Gain/(loss) on sale of real estate owned, net of tax	158,123	63,635	41,518
Net income/(loss) attributable to noncontrolling interests	(1,762)	(952)	(4,566)
Net income/(loss) attributable to OP unitholders	$213,301	$96,227	$73,376

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

The following table details the assets of the Operating Partnership’s reportable segments as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015	December 31, 2014
Reportable apartment home segment assets
Same-Store Communities
West Region	$1,461,078	$1,433,827
Mid-Atlantic Region	410,710	686,708
Southeast Region	321,787	316,788
Northeast Region	669,082	777,375
Southwest Region	—	228,997
Non-Mature Communities/Other	768,248	795,075
Total segment assets	3,630,905	4,238,770
Accumulated depreciation	(1,281,258)	(1,403,303)
Total segment assets - net book value	2,349,647	2,835,467
Reconciling items:
Cash and cash equivalents	3,103	502
Restricted cash	11,344	13,811
Investment in unconsolidated entities	166,186	—
Other assets	24,528	24,029
Total consolidated assets	$2,554,808	$2,873,809
Capital expenditures related to the Operating Partnership’s Same-Store Communities totaled $40.0 million and $30.6 million for the years ended December 31, 2015 and 2014, respectively. Capital expenditures related to the Operating Partnership’s Non-Mature Communities/Other totaled $5.0 million and $3.2 million for the years ended December 31, 2015 and 2014, respectively.
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
In October 2015, all communities within the Southwest Region were contributed to the DownREIT Partnership and deconsolidated. See Note 5, Unconsolidated Entities.

14. CASUALTY-RELATED (RECOVERIES)/CHARGES

During the year ended December 31, 2015, the Operating Partnership recorded $0.8 million of casualty-related losses due to property damage caused by the severe snow storms on the east coast in early 2015, all of which is included in Casualty-related charges/(recoveries), net on the Consolidated Statements of Operations.

During the year ended December 31, 2014, the Operating Partnership recorded $0.5 million of casualty-related losses due to property damage incurred during an earthquake and a storm in California, all of which is included in Casualty-related charges/(recoveries), net on the Consolidated Statements of Operations.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

During the year ended December 31, 2013, the Operating Partnership recorded $8.1 million of casualty-related recoveries due to damage caused by Hurricane Sandy on the east coast in October 2012, all of which is included in Casualty-related charges/(recoveries), net on the Consolidated Statements of Operations.

15. UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA
Selected consolidated quarterly financial data for the years ended December 31, 2015 and 2014 is summarized in the table blow (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2015
Rental income	$110,095	$113,158	$115,173	$101,982
Income/(loss) from continuing operations	12,117	15,355	14,952	14,516
Income/(loss) attributable to OP unitholders	36,346	47,383	14,617	114,955
Income/(loss) attributable to OP unitholders per weighted average OP Unit — basic and diluted (a)	$0.20	$0.26	$0.08	$0.62
2014
Rental income	$102,370	$104,842	$107,444	$107,978
Income/(loss) from continuing operations	6,411	8,319	8,875	9,939
Income/(loss) attributable to OP unitholders	30,533	24,426	8,637	32,631
Income/(loss) attributable to OP unitholders per weighted average OP Unit — basic and diluted (a)	$0.17	$0.13	$0.05	$0.18

(a)	Quarterly income/(loss) per OP Unit amounts may not total to the annual amounts.

[This page is intentionally left blank.]

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED
DECEMBER 31, 2015
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Buildings and Improvements	Total Initial Acquisition Costs	Costs of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction(a)	Date Acquired
WEST REGION
Harbor at Mesa Verde	$61,050	$20,476	$28,538	$49,014	$14,641	$21,314	$42,341	$63,655	$27,697	2003	Jun-03
27 Seventy Five Mesa Verde	36,423	99,329	110,644	209,973	92,673	112,650	189,996	302,646	87,007	1972/2013	Oct-04
Pacific Shores	42,552	7,345	22,624	29,969	9,913	7,913	31,969	39,882	20,771	2003	Jun-03
Huntington Vista	36,980	8,055	22,486	30,541	11,612	8,713	33,440	42,153	19,810	1970	Jun-03
Missions at Back Bay	—	229	14,129	14,358	2,526	10,874	6,010	16,884	4,229	1969	Dec-03
Coronado at Newport — North	—	62,516	46,082	108,598	29,014	66,770	70,842	137,612	44,814	2000	Oct-04
Vista Del Rey	—	10,670	7,080	17,750	2,502	10,988	9,264	20,252	6,117	1969	Sep-04
Foxborough	—	12,071	6,187	18,258	2,897	12,404	8,751	21,155	5,432	1969	Sep-04
Coronado South	—	58,785	50,067	108,852	19,393	59,278	68,967	128,245	43,476	2000	Mar-05
1818 Platinum Triangle	—	16,663	51,905	68,568	1,488	16,822	53,234	70,056	16,975	2009	Aug-10
Beach & Ocean	—	12,878	—	12,878	38,710	13,007	38,581	51,588	2,841	2014	Aug-11
The Residences at Bella Terra	—	25,000	—	25,000	125,818	25,058	125,760	150,818	19,253	2013	Oct-11
Los Alisos at Mission Viejo	—	17,298	—	17,298	70,345	16,398	71,245	87,643	9,016	2014	Jun-04
ORANGE COUNTY, CA	177,005	351,315	359,742	711,057	421,532	382,189	750,400	1,132,589	307,438
2000 Post Street	—	9,861	44,578	54,439	30,040	13,541	70,938	84,479	31,789	1987/2006	Dec-98
Birch Creek	—	4,365	16,696	21,061	7,536	5,139	23,458	28,597	13,756	1968	Dec-98
Highlands Of Marin	—	5,996	24,868	30,864	26,063	7,257	49,670	56,927	29,237	2010	Dec-98
Marina Playa	—	6,224	23,916	30,140	10,032	6,938	33,234	40,172	19,547	1971	Dec-98
River Terrace	39,310	22,161	40,137	62,298	4,307	22,428	44,177	66,605	25,943	2005	Aug-05
CitySouth	—	14,031	30,537	44,568	35,627	16,290	63,905	80,195	36,437	2012	Nov-05
Bay Terrace	—	8,545	14,458	23,003	5,046	11,458	16,591	28,049	9,622	1962	Oct-05
Highlands of Marin Phase II	—	5,353	18,559	23,912	11,088	5,758	29,242	35,000	15,221	2010	Oct-07
Edgewater	—	30,657	83,872	114,529	3,689	30,690	87,528	118,218	39,217	2007	Mar-08
Almaden Lake Village	27,000	594	42,515	43,109	6,031	773	48,367	49,140	21,469	1999	Jul-08
388 Beale	—	14,253	74,104	88,357	6,271	14,316	80,312	94,628	21,255	1999	Apr-11
Channel @ Mission Bay	—	23,625	—	23,625	128,433	23,662	128,396	152,058	15,675	2014	Sep-10
SAN FRANCISCO, CA	66,310	145,665	414,240	559,905	274,163	158,250	675,818	834,068	279,168
Crowne Pointe	—	2,486	6,437	8,923	5,666	2,868	11,721	14,589	7,585	1987	Dec-98
Hilltop	—	2,174	7,408	9,582	4,328	2,724	11,186	13,910	6,895	1985	Dec-98
The Hawthorne	34,934	6,474	30,226	36,700	4,621	6,644	34,677	41,321	20,306	2003	Jul-05
The Kennedy	—	6,179	22,307	28,486	1,931	6,272	24,145	30,417	13,947	2005	Nov-05
Hearthstone at Merrill Creek	22,591	6,848	30,922	37,770	3,829	6,975	34,624	41,599	15,574	2000	May-08
Island Square	—	21,284	89,389	110,673	4,695	21,428	93,940	115,368	40,021	2007	Jul-08
Borgata	—	6,379	34,569	40,948	(7,991)	6,404	26,553	32,957	12,502	2001	May-07
elements too	—	27,468	72,036	99,504	15,676	30,244	84,936	115,180	39,911	2010	Feb-10
989elements	—	8,541	45,990	54,531	1,968	8,578	47,921	56,499	16,491	2006	Dec-09
Lightbox	—	6,449	38,884	45,333	422	6,449	39,306	45,755	3,374	2014	Aug-14
Waterscape	—	9,693	65,176	74,869	613	9,694	65,788	75,482	4,924	2014	Sep-14
SEATTLE, WA	57,525	103,975	443,344	547,319	35,758	108,280	474,797	583,077	181,530
Rosebeach	—	8,414	17,449	25,863	3,450	8,760	20,553	29,313	12,675	1970	Sep-04
Tierra Del Rey	43,078	39,586	36,679	76,265	3,250	39,674	39,841	79,515	18,883	1999	Dec-07
The Westerly	67,700	48,182	102,364	150,546	37,220	50,722	137,044	187,766	46,474	2013	Sep-10
Jefferson at Marina del Rey	—	55,651	—	55,651	90,660	61,455	84,856	146,311	32,288	2008	Sep-07
LOS ANGELES, CA	110,778	151,833	156,492	308,325	134,580	160,611	282,294	442,905	110,320
Boronda Manor	—	1,946	8,982	10,928	9,534	3,195	17,267	20,462	9,244	1979	Dec-98
Garden Court	—	888	4,188	5,076	5,435	1,559	8,952	10,511	4,981	1973	Dec-98
Cambridge Court	—	3,039	12,883	15,922	14,767	5,302	25,387	30,689	13,958	1974	Dec-98
Laurel Tree	—	1,304	5,115	6,419	6,080	2,188	10,311	12,499	5,627	1977	Dec-98

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2015
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Buildings and Improvements	Total Initial Acquisition Costs	Costs of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction(a)	Date Acquired
The Pointe At Harden Ranch	—	6,388	23,854	30,242	27,357	10,021	47,578	57,599	24,926	1986	Dec-98
The Pointe At Northridge	—	2,044	8,028	10,072	10,089	3,295	16,866	20,161	9,293	1979	Dec-98
The Pointe At Westlake	—	1,329	5,334	6,663	6,364	2,181	10,846	13,027	5,700	1975	Dec-98
MONTEREY PENINSULA, CA	—	16,938	68,384	85,322	79,626	27,741	137,207	164,948	73,729
Verano at Rancho Cucamonga Town Square	55,263	13,557	3,645	17,202	53,949	23,255	47,896	71,151	34,875	2006	Oct-02
Windemere at Sycamore Highland	—	5,810	23,450	29,260	2,964	6,129	26,095	32,224	17,614	2001	Nov-02
Villas at Carlsbad	—	6,517	10,718	17,235	2,876	6,780	13,331	20,111	7,826	1966	Oct-04
OTHER SOUTHERN CA	55,263	25,884	37,813	63,697	59,789	36,164	87,322	123,486	60,315
Tualatin Heights	—	3,273	9,134	12,407	6,745	3,841	15,311	19,152	10,231	1989	Dec-98
Hunt Club	—	6,014	14,870	20,884	6,866	6,395	21,355	27,750	14,364	1985	Sep-04
PORTLAND, OR	—	9,287	24,004	33,291	13,611	10,236	36,666	46,902	24,595
TOTAL WEST REGION	466,881	804,897	1,504,019	2,308,916	1,019,059	883,471	2,444,504	3,327,975	1,037,095
MID-ATLANTIC REGION
Dominion Middle Ridge	29,344	3,311	13,283	16,594	6,816	3,850	19,560	23,410	14,076	1990	Jun-96
Dominion Lake Ridge	20,047	2,366	8,387	10,753	7,490	2,866	15,377	18,243	10,431	1987	Feb-96
Presidential Greens	—	11,238	18,790	30,028	9,883	11,680	28,231	39,911	19,977	1938	May-02
The Whitmore	—	6,418	13,411	19,829	20,734	7,495	33,068	40,563	22,988	2008	Apr-02
Ridgewood	—	5,612	20,086	25,698	8,522	6,014	28,206	34,220	20,340	1988	Aug-02
DelRay Tower	—	297	12,786	13,083	113,357	9,461	116,979	126,440	9,914	2014	Jan-08
Waterside Towers	—	1,139	49,657	50,796	18,261	36,233	32,824	69,057	20,975	1971	Dec-03
Wellington Place at Olde Town	32,037	13,753	36,059	49,812	17,416	14,740	52,488	67,228	35,000	2008	Sep-05
Andover House	—	14,357	51,577	65,934	3,769	14,379	55,324	69,703	27,837	2004	Mar-07
Sullivan Place	—	1,137	103,676	104,813	7,066	1,364	110,515	111,879	51,643	2007	Dec-07
Circle Towers	70,884	32,815	107,051	139,866	13,056	33,357	119,565	152,922	53,022	1972	Mar-08
Delancey at Shirlington	—	21,606	66,765	88,371	2,195	21,632	68,934	90,566	30,609	2006/2007	Mar-08
View 14	—	5,710	97,941	103,651	2,888	5,721	100,818	106,539	25,845	2009	Jun-11
Signal Hill	—	13,290	—	13,290	69,769	25,510	57,549	83,059	25,243	2010	Mar-07
Capitol View on 14th	—	31,393	—	31,393	94,714	31,395	94,712	126,107	17,603	2013	Sep-07
Domain College Park	31,337	7,300	—	7,300	58,032	7,307	58,025	65,332	8,008	2014	Jun-11
1200 East West	—	9,748	68,022	77,770	85	9,749	68,106	77,855	878	2010	Oct-15
Courts at Huntington Station	—	27,749	111,878	139,627	78	27,749	111,956	139,705	1,682	2011	Oct-15
Eleven55 Ripley	—	15,566	107,539	123,105	76	15,566	107,615	123,181	1,402	2014	Oct-15
Arbor Park of Alexandria	95,818	50,881	159,728	210,609	99	50,881	159,827	210,708	2,428	1969/2015	Oct-15
Courts at Dulles	—	14,697	83,834	98,531	150	14,700	83,981	98,681	1,277	2000	Oct-15
Newport Village	127,600	55,283	177,454	232,737	475	55,285	177,927	233,212	2,704	1968	Oct-15
METROPOLITAN, D.C.	407,067	345,666	1,307,924	1,653,590	454,931	406,934	1,701,587	2,108,521	403,882
Dominion Kings Place	14,294	1,565	7,007	8,572	4,484	1,890	11,166	13,056	8,506	1983	Dec-92
Dominion At Eden Brook	—	2,361	9,384	11,745	6,787	2,977	15,555	18,532	12,406	1984	Dec-92
Ellicott Grove	—	2,920	9,099	12,019	23,363	5,379	30,003	35,382	23,332	2008	Jul-94
Dominion Constant Freindship	8,783	903	4,669	5,572	4,117	1,320	8,369	9,689	6,274	1990	May-95
Lakeside Mill	12,569	2,666	10,109	12,775	5,038	2,997	14,816	17,813	11,336	1989	Dec-99
Calvert’s Walk	—	4,408	24,692	29,100	7,396	4,817	31,679	36,496	20,827	1988	Mar-04
Arborview Apartments	—	4,653	23,952	28,605	8,090	5,249	31,446	36,695	21,388	1992	Mar-04
Liriope Apartments	—	1,620	6,791	8,411	1,374	1,653	8,132	9,785	5,352	1997	Mar-04
20 Lambourne	30,132	11,750	45,590	57,340	6,406	12,106	51,640	63,746	24,313	2003	Mar-08
Domain Brewers Hill	—	4,669	40,630	45,299	942	4,700	41,541	46,241	12,690	2009	Aug-10
BALTIMORE, MD	65,778	37,515	181,923	219,438	67,997	43,088	244,347	287,435	146,424
Gayton Pointe Townhomes	—	826	5,148	5,974	29,738	3,463	32,249	35,712	27,255	2007	Sep-95
Waterside At Ironbridge	—	1,844	13,239	15,083	7,614	2,328	20,369	22,697	13,860	1987	Sep-97

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2015
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Buildings and Improvements	Total Initial Acquisition Costs	Costs of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction(a)	Date Acquired
Carriage Homes at Wyndham	—	474	30,997	31,471	7,959	3,901	35,529	39,430	24,260	1998	Nov-03
Legacy at Mayland	34,567	1,979	11,524	13,503	29,886	4,946	38,443	43,389	32,042	1969/2007	Dec-91
RICHMOND, VA	34,567	5,123	60,908	66,031	75,197	14,638	126,590	141,228	97,417
TOTAL MID-ATLANTIC REGION	507,412	388,304	1,550,755	1,939,059	598,125	464,660	2,072,524	2,537,184	647,723
SOUTHEAST REGION
Seabrook	—	1,846	4,155	6,001	8,427	2,763	11,665	14,428	9,531	2004	Feb-96
Altamira Place	—	1,533	11,076	12,609	20,724	3,539	29,794	33,333	25,586	2007	Apr-94
Regatta Shore	—	757	6,608	7,365	16,031	2,060	21,336	23,396	17,330	2007	Jun-94
Alafaya Woods	17,776	1,653	9,042	10,695	9,245	2,555	17,385	19,940	13,299	2006	Oct-94
Los Altos	21,592	2,804	12,349	15,153	10,994	4,058	22,089	26,147	15,263	2004	Oct-96
Lotus Landing	—	2,185	8,639	10,824	10,108	2,873	18,059	20,932	11,987	2006	Jul-97
Seville On The Green	—	1,282	6,498	7,780	7,249	1,738	13,291	15,029	9,051	2004	Oct-97
Ashton @ Waterford	23,015	3,872	17,538	21,410	4,563	4,273	21,700	25,973	13,830	2000	May-98
Arbors at Lee Vista	—	6,692	12,860	19,552	12,894	7,264	25,182	32,446	19,618	2007	Aug-06
ORLANDO, FL	62,383	22,624	88,765	111,389	100,235	31,123	180,501	211,624	135,495
Legacy Hill	—	1,148	5,867	7,015	8,807	1,764	14,058	15,822	11,246	1977	Nov-95
Hickory Run	—	1,469	11,584	13,053	10,459	2,155	21,357	23,512	14,244	1989	Dec-95
Carrington Hills	—	2,117	—	2,117	34,535	4,506	32,146	36,652	21,305	1999	Dec-95
Brookridge	—	708	5,461	6,169	4,830	1,162	9,837	10,999	7,007	1986	Mar-96
Breckenridge	—	766	7,714	8,480	4,646	1,285	11,841	13,126	8,155	1986	Mar-97
Colonnade	16,677	1,460	16,015	17,475	5,766	1,952	21,289	23,241	12,268	1998	Jan-99
The Preserve at Brentwood	21,804	3,182	24,674	27,856	7,431	3,641	31,646	35,287	21,056	1998	Jun-04
Polo Park	—	4,583	16,293	20,876	16,508	5,741	31,643	37,384	22,411	2008	May-06
NASHVILLE, TN	38,481	15,433	87,608	103,041	92,982	22,206	173,817	196,023	117,692
Summit West	—	2,176	4,710	6,886	9,314	3,552	12,648	16,200	11,005	1972	Dec-92
The Breyley	—	1,780	2,458	4,238	17,606	3,457	18,387	21,844	16,978	2007	Sep-93
Lakewood Place	18,230	1,395	10,647	12,042	9,654	2,709	18,987	21,696	14,531	1986	Mar-94
Cambridge Woods	12,713	1,791	7,166	8,957	9,042	2,687	15,312	17,999	11,297	1985	Jun-97
Inlet Bay	—	7,702	23,150	30,852	15,659	9,304	37,207	46,511	27,055	1988/1989	Jun-03
MacAlpine Place	—	10,869	36,858	47,727	7,862	11,545	44,044	55,589	28,780	2001	Dec-04
The Vintage Lofts at West End	—	6,611	37,663	44,274	16,107	15,119	45,262	60,381	22,082	2009	Jul-09
TAMPA, FL	30,943	32,324	122,652	154,976	85,244	48,373	191,847	240,220	131,728
The Reserve and Park at Riverbridge	39,179	15,968	56,401	72,369	9,823	16,602	65,590	82,192	40,676	1999/2001	Dec-04
OTHER FLORIDA	39,179	15,968	56,401	72,369	9,823	16,602	65,590	82,192	40,676
TOTAL SOUTHEAST REGION	170,986	86,349	355,426	441,775	288,284	118,304	611,755	730,059	425,591
NORTHEAST REGION
10 Hanover Square	—	41,432	218,983	260,415	9,730	41,496	228,649	270,145	54,457	2005	Apr-11
21 Chelsea	—	36,399	107,154	143,553	12,592	36,414	119,731	156,145	28,031	2001	Aug-11
View 34	—	114,410	324,920	439,330	96,772	115,026	421,076	536,102	99,652	1985/2013	Jul-11
95 Wall Street	—	57,637	266,255	323,892	7,110	57,810	273,192	331,002	71,769	2008	Aug-11
NEW YORK, NY	—	249,878	917,312	1,167,190	126,204	250,746	1,042,648	1,293,394	253,909
Garrison Square	—	5,591	91,027	96,618	7,226	5,635	98,209	103,844	29,629	1887/1990	Sep-10
Ridge at Blue Hills	22,147	6,039	34,869	40,908	1,479	6,113	36,274	42,387	11,196	2007	Sep-10
Inwood West	54,919	20,778	88,096	108,874	5,121	19,324	94,671	113,995	26,028	2006	Apr-11
14 North	—	10,961	51,175	62,136	6,359	11,077	57,418	68,495	16,632	2005	Apr-11
100 Pier 4	—	24,584	—	24,584	190,695	24,584	190,695	215,279	7,259	2015	Dec-15
BOSTON, MA	77,066	67,953	265,167	333,120	210,880	66,733	477,267	544,000	90,744
TOTAL NORTHEAST REGION	77,066	317,831	1,182,479	1,500,310	337,084	317,479	1,519,915	1,837,394	344,653
SOUTHWEST REGION
THIRTY377	29,361	24,036	32,951	56,987	9,332	24,382	41,937	66,319	24,256	2007	Aug-06
Legacy Village	82,734	16,882	100,102	116,984	8,827	17,407	108,404	125,811	50,919	6/7/2005	Mar-08
Garden Oaks	—	2,132	5,367	7,499	1,812	6,947	2,364	9,311	1,996	1979	Mar-07
Glenwood	—	7,903	554	8,457	2,105	8,159	2,403	10,562	1,583	1970	May-07

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2015
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Buildings and Improvements	Total Initial Acquisition Costs	Costs of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction(a)	Date Acquired
Talisker of Addison	—	10,440	634	11,074	2,259	10,845	2,488	13,333	2,026	1975	May-07
Springhaven	—	6,688	3,354	10,042	1,543	8,359	3,226	11,585	2,465	1977	Apr-07
Clipper Pointe	—	13,221	2,507	15,728	2,615	15,001	3,342	18,343	2,897	1978	May-07
Highlands of Preston	—	2,151	8,168	10,319	31,543	6,044	35,818	41,862	26,252	2008	Mar-98
DALLAS, TX	112,095	83,453	153,637	237,090	60,036	97,144	199,982	297,126	112,394
Barton Creek Landing	—	3,151	14,269	17,420	22,588	4,913	35,095	40,008	22,924	2010	Mar-02
Residences at the Domain	36,299	4,034	55,256	59,290	3,668	4,281	58,677	62,958	25,547	2007	Aug-08
Red Stone Ranch	—	5,084	17,646	22,730	2,111	5,272	19,569	24,841	5,243	2000	Apr-12
Lakeline Villas	—	4,148	16,869	21,017	1,495	4,296	18,216	22,512	4,744	2004	Apr-12
AUSTIN, TX	36,299	16,417	104,040	120,457	29,862	18,762	131,557	150,319	58,458
TOTAL SOUTHWEST REGION	148,394	99,870	257,677	357,547	89,898	115,906	331,539	447,445	170,852
TOTAL OPERATING COMMUNITIES	1,370,739	1,697,251	4,850,356	6,547,607	2,332,450	1,899,820	6,980,237	8,880,057	2,625,914
REAL ESTATE UNDER DEVELOPMENT
Pacific City	—	78,085	—	78,085	45,987	78,085	45,987	124,072	—
TOTAL REAL ESTATE UNDER DEVELOPMENT	—	78,085	—	78,085	45,987	78,085	45,987	124,072	—
LAND
Waterside	—	11,862	—	11,862	283	12,084	61	12,145	284
345 Harrison Street	—	32,938	—	32,938	7,437	32,943	7,432	40,375	—
7 Harcourt	—	884	—	884	5,045	804	5,125	5,929	—
2919 Wilshire	—	6,773	—	6,773	1,563	6,773	1,563	8,336	553
Vitruvian Park®	—	4,325	—	4,325	9,510	11,319	2,516	13,835	2,098
TOTAL LAND	—	56,782	—	56,782	23,838	63,923	16,697	80,620	2,935
HELD FOR DISPOSITION
3032 Wilshire	—	9,963	—	9,963	2,643	9,963	2,643	12,606	830
TOTAL HELD FOR DISPOSITION	—	9,963	—	9,963	2,643	9,963	2,643	12,606	830
COMMERCIAL
Hanover Village	—	1,624	—	1,624	—	1,104	520	1,624	553
Circle Towers Office Bldg	—	1,407	—	1,407	6,021	1,380	6,048	7,428	2,683
Brookhaven Shopping Center	—	4,943	—	4,943	16,785	7,793	13,935	21,728	12,496
Bellevue Plaza retail	—	24,377	—	24,377	8,103	29,920	2,560	32,480	772
TOTAL COMMERCIAL	—	32,351	—	32,351	30,909	40,197	23,063	63,260	16,504
Other (b)	—	—	—	—	5,356	—	5,356	5,356	62
1745 Shea Center I	11,755	3,034	20,534	23,568	737	3,034	21,271	24,305	629
TOTAL CORPORATE	11,755	3,034	20,534	23,568	6,093	3,034	26,627	29,661	691
TOTAL COMMERCIAL & CORPORATE	11,755	35,385	20,534	55,919	37,002	43,231	49,690	92,921	17,195
Deferred Financing Costs	$(5,549)
TOTAL REAL ESTATE OWNED	$1,376,945	$1,877,466	$4,870,890	$6,748,356	$2,441,920	$2,095,022	$7,095,254	$9,190,276	$2,646,874

(a)	Date of construction or date of last major renovation.

(b)	Includes unallocated accruals and capital expenditures.

The aggregate cost for federal income tax purposes was approximately $8.3 billion at December 31, 2015.

The estimated depreciable lives for all buildings in the latest Consolidated Statements of Operations are 35 to 55 years.

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2015
(In thousands)

3-YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION
The following is a reconciliation of the carrying amount of total real estate owned at December 31, (in thousands):

	2015	2014	2013
Balance at beginning of the year	$8,383,259	$8,207,977	$8,055,828
Real estate acquired	906,446	231,225	—
Capital expenditures and development	203,183	326,461	452,057
Real estate sold	(301,920)	(269,681)	(70,687)
Real estate contributed to joint ventures	—	(112,344)	(356,303)
Consolidation of joint venture assets	—	—	129,437
Impairment of assets, including casualty-related impairments	(692)	(379)	(2,355)
Balance at end of the year	$9,190,276	$8,383,259	$8,207,977
The following is a reconciliation of total accumulated depreciation for real estate owned at December 31, (in thousands):

	2015	2014	2013
Balance at beginning of the year	$2,434,772	$2,208,794	$1,924,682
Depreciation expense for the year	364,622	356,673	339,326
Accumulated depreciation on sales	(152,520)	(126,151)	(34,794)
Accumulated depreciation on real estate contributed to joint ventures	—	(4,228)	(20,662)
Accumulated depreciation on assets of consolidated joint ventures	—	—	1,374
Accumulated depreciation on retirements of fully depreciated assets	—	—	(1,132)
Write off of accumulated depreciation on casualty-related impaired assets	—	(316)	—
Balance at end of year	$2,646,874	$2,434,772	$2,208,794

UNITED DOMINION REALTY, L.P.
SCHEDULE III — REAL ESTATE OWNED
DECEMBER 31, 2015
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Building and Improvements	Total Initial Acquisition Costs	Cost of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction (a)	Date Acquired
WEST REGION
Harbor at Mesa Verde	$61,050	$20,476	$28,538	$49,014	$14,641	$21,314	$42,341	$63,655	$27,697	2003	Jun-03
27 Seventy Five Mesa Verde	36,423	99,329	110,644	209,973	92,673	112,650	189,996	302,646	87,007	1972/2013	Oct-04
Pacific Shores	42,552	7,345	22,624	29,969	9,913	7,913	31,969	39,882	20,771	2003	Jun-03
Huntington Vista	36,980	8,055	22,486	30,541	11,612	8,713	33,440	42,153	19,810	1970	Jun-03
Missions at Back Bay	—	229	14,129	14,358	2,526	10,874	6,010	16,884	4,229	1969	Dec-03
Coronado at Newport — North	—	62,516	46,082	108,598	29,014	66,770	70,842	137,612	44,814	2000	Oct-04
Vista Del Rey	—	10,670	7,080	17,750	2,502	10,988	9,264	20,252	6,117	1969	Sep-04
Coronado South	—	58,785	50,067	108,852	19,393	59,278	68,967	128,245	43,476	2000	Mar-05
ORANGE COUNTY, CA	177,005	267,405	301,650	569,055	182,274	298,500	452,829	751,329	253,921
2000 Post Street	—	9,861	44,578	54,439	30,040	10,249	61,701	71,950	25,684	1987/2006	Dec-98
Birch Creek	—	4,365	16,696	21,061	7,536	5,139	23,458	28,597	13,756	1968	Dec-98
Highlands Of Marin	—	5,996	24,868	30,864	26,063	7,257	49,670	56,927	29,237	2010	Dec-98
Marina Playa	—	6,224	23,916	30,140	10,032	6,938	33,234	40,172	19,547	1971	Dec-98
River Terrace	39,310	22,161	40,137	62,298	4,307	22,428	44,177	66,605	25,943	2005	Aug-05
CitySouth	—	14,031	30,537	44,568	35,627	16,290	63,905	80,195	36,437	2012	Nov-05
Bay Terrace	—	8,545	14,458	23,003	5,046	11,458	16,591	28,049	9,622	1962	Oct-05
Highlands of Marin Phase II	—	5,353	18,559	23,912	11,088	5,758	29,242	35,000	15,221	2010	Oct-07
Edgewater	—	30,657	83,872	114,529	3,689	30,690	87,528	118,218	39,217	2007	Mar-08
Almaden Lake Village	27,000	594	42,515	43,109	6,031	773	48,367	49,140	21,469	1999	Jul-08
SAN FRANCISCO, CA	66,310	107,787	340,136	447,923	139,459	116,980	457,873	574,853	236,133
Rosebeach	—	8,414	17,449	25,863	3,450	8,760	20,553	29,313	12,675	1970	Sep-04
Tierra Del Rey	43,078	39,586	36,679	76,265	3,250	39,674	39,841	79,515	18,883	1999	Dec-07
LOS ANGELES, CA	43,078	48,000	54,128	102,128	6,700	48,434	60,394	108,828	31,558
Crowne Pointe	—	2,486	6,437	8,923	5,666	2,868	11,721	14,589	7,585	1987	Dec-98
Hilltop	—	2,174	7,408	9,582	4,328	2,724	11,186	13,910	6,895	1985	Dec-98
The Kennedy	—	6,179	22,307	28,486	1,931	6,272	24,145	30,417	13,947	2005	Nov-05
Hearthstone at Merrill Creek	22,591	6,848	30,922	37,770	3,829	6,975	34,624	41,599	15,574	2000	May-08
Island Square	—	21,284	89,389	110,673	4,695	21,428	93,940	115,368	40,021	2007	Jul-08
SEATTLE, WA	22,591	38,971	156,463	195,434	20,449	40,267	175,616	215,883	84,022
Boronda Manor	—	1,946	8,982	10,928	9,534	3,195	17,267	20,462	9,244	1979	Dec-98
Garden Court	—	888	4,188	5,076	5,435	1,559	8,952	10,511	4,981	1973	Dec-98
Cambridge Court	—	3,039	12,883	15,922	14,767	5,302	25,387	30,689	13,958	1974	Dec-98
Laurel Tree	—	1,304	5,115	6,419	6,080	2,188	10,311	12,499	5,627	1977	Dec-98
The Pointe At Harden Ranch	—	6,388	23,854	30,242	27,357	10,021	47,578	57,599	24,926	1986	Dec-98
The Pointe At Northridge	—	2,044	8,028	10,072	10,089	3,295	16,866	20,161	9,293	1979	Dec-98
The Pointe At Westlake	—	1,329	5,334	6,663	6,364	2,181	10,846	13,027	5,700	1975	Dec-98
MONTEREY PENINSULA, CA	—	16,938	68,384	85,322	79,626	27,741	137,207	164,948	73,729
Verano at Rancho Cucamonga Town Square	55,262	13,557	3,645	17,202	53,949	23,255	47,896	71,151	34,875	2006	Oct-02
Villas at Carlsbad	—	6,517	10,718	17,235	2,876	6,780	13,331	20,111	7,826	1966	Oct-04
OTHER SOUTHERN CA	55,262	20,074	14,363	34,437	56,825	30,035	61,227	91,262	42,701
Tualatin Heights	—	3,273	9,134	12,407	6,745	3,841	15,311	19,152	10,231	1989	Dec-98
Hunt Club	—	6,014	14,870	20,884	6,866	6,395	21,355	27,750	14,364	1985	Sep-04
PORTLAND, OR	—	9,287	24,004	33,291	13,611	10,236	36,666	46,902	24,595
TOTAL WEST REGION	364,246	508,462	959,128	1,467,590	498,944	572,193	1,381,812	1,954,005	746,659
MID-ATLANTIC REGION
Ridgewood	—	5,612	20,086	25,698	8,522	6,014	28,206	34,220	20,340	1988	Aug-02
DelRey Tower	—	297	12,786	13,083	113,357	9,461	116,979	126,440	9,914	2014	Jan-08

UNITED DOMINION REALTY, L.P.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2015
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Building and Improvements	Total Initial Acquisition Costs	Cost of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction (a)	Date Acquired
Wellington Place at Olde Town	32,037	13,753	36,059	49,812	17,416	14,740	52,488	67,228	35,000	2008	Sep-05
Andover House	—	14,357	51,577	65,934	3,769	14,379	55,324	69,703	27,837	2004	Mar-07
Sullivan Place	—	1,137	103,676	104,813	7,066	1,364	110,450	111,814	51,578	2007	Dec-07
Courts at Huntington Station	—	27,749	111,878	139,627	78	27,749	111,956	139,705	1,682	2011	Oct-15
METROPOLITAN D.C.	32,037	62,905	336,062	398,967	150,208	73,707	475,403	549,110	146,351
Lakeside Mill	12,569	2,666	10,109	12,775	5,038	2,997	14,816	17,813	11,336	1989	Dec-99
Calvert’s Walk	—	4,408	24,692	29,100	7,396	4,817	31,679	36,496	20,827	1988	Mar-04
Liriope Apartments	—	1,620	6,791	8,411	1,374	1,653	8,132	9,785	5,352	1997	Mar-04
20 Lambourne	30,132	11,750	45,590	57,340	6,406	12,106	51,640	63,746	24,313	2003	Mar-08
BALTIMORE, MD	42,701	20,444	87,182	107,626	20,214	21,573	106,267	127,840	61,828
TOTAL MID-ATLANTIC REGION	74,738	83,349	423,244	506,593	170,422	95,280	581,670	676,950	208,179
SOUTHEAST REGION
Inlet Bay	—	7,702	23,150	30,852	15,659	9,304	37,207	46,511	27,055	1988/1989	Jun-03
MacAlpine Place	—	10,869	36,858	47,727	7,862	11,545	44,044	55,589	28,780	2001	Dec-04
TAMPA, FL	—	18,571	60,008	78,579	23,521	20,849	81,251	102,100	55,835
Legacy Hill	—	1,148	5,867	7,015	8,807	1,764	14,058	15,822	11,246	1977	Nov-95
Hickory Run	—	1,469	11,584	13,053	10,459	2,155	21,357	23,512	14,244	1989	Dec-95
Carrington Hills	—	2,117	—	2,117	34,535	4,506	32,146	36,652	21,305	1999	Dec-95
Brookridge	—	708	5,461	6,169	4,830	1,162	9,837	10,999	7,007	1986	Mar-96
Breckenridge	—	766	7,714	8,480	4,646	1,285	11,841	13,126	8,155	1986	Mar-97
Polo Park	—	4,583	16,293	20,876	16,508	5,741	31,643	37,384	22,411	2008	May-06
NASHVILLE, TN	—	10,791	46,919	57,710	79,785	16,613	120,882	137,495	84,368
The Reserve and Park at Riverbridge	39,179	15,968	56,401	72,369	9,823	16,602	65,590	82,192	40,676	1999/2001	Dec-04
OTHER FLORIDA	39,179	15,968	56,401	72,369	9,823	16,602	65,590	82,192	40,676
TOTAL SOUTHEAST REGION	39,179	45,330	163,328	208,658	113,129	54,064	267,723	321,787	180,879
NORTHEAST REGION
14 North	—	10,961	51,175	62,136	6,359	11,077	57,418	68,495	16,632	2005	Apr-11
BOSTON, MA	—	10,961	51,175	62,136	6,359	11,077	57,418	68,495	16,632
10 Hanover Square	—	41,432	218,983	260,415	9,730	41,496	228,649	270,145	54,457	2005	Apr-11
95 Wall Street	—	57,637	266,255	323,892	7,110	57,810	273,192	331,002	71,769	2008	Aug-11
NEW YORK, NY	—	99,069	485,238	584,307	16,840	99,306	501,841	601,147	126,226
TOTAL NORTHEAST REGION	—	110,030	536,413	646,443	23,199	110,383	559,259	669,642	142,858
TOTAL OPERATING COMMUNITIES	478,163	747,171	2,082,113	2,829,284	805,694	831,920	2,790,464	3,622,384	1,278,575
COMMERCIAL
Circle Towers Office Bldg	—	1,407	—	1,407	6,021	1,380	6,048	7,428	2,683
TOTAL COMMERCIAL	—	1,407	—	1,407	6,021	1,380	6,048	7,428	2,683
Other (b)	—	—	—	—	1,093	—	1,093	1,093	—
TOTAL CORPORATE	—	—	—	—	1,093	—	1,093	1,093	—
TOTAL COMMERCIAL & CORPORATE	—	1,407	—	1,407	7,114	1,380	7,141	8,521	2,683
Deferred Financing Costs	$(2,199)
TOTAL REAL ESTATE OWNED	$475,964	$748,578	$2,082,113	$2,830,691	$812,808	$833,300	$2,797,605	$3,630,905	$1,281,258

(a)	Date of construction or date of last major renovation.

(b)	Includes unallocated accruals and capital expenditures.

The aggregate cost for federal income tax purpose was approximately $3.0 billion at December 31, 2015.

The estimated depreciable lives for all buildings in the latest Consolidated Statements of Operations are 35 to 55 years.

UNITED DOMINION REALTY, L.P.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2015
(In thousands)

3-YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION
The following is a reconciliation of the carrying amount of total real estate owned at December 31, (in thousands):

	2015	2014	2013
Balance at beginning of the year	$4,238,770	$4,188,480	$4,182,920
Real estate acquired	139,627	—	—
Capital expenditures and development	61,196	91,682	151,002
Real estate sold	(180,069)	(41,013)	(70,687)
Real estate transferred to the General Partner	—	—	(74,755)
Real estate deconsolidated	(628,479)	—	—
Casualty-related impairment of assets	(140)	(379)	—
Balance at end of year	$3,630,905	$4,238,770	$4,188,480
The following is a reconciliation of total accumulated depreciation for real estate owned at December 31, (in thousands):

	2015	2014	2013
Balance at beginning of the year	$1,403,303	$1,241,574	$1,097,133
Depreciation expense for the year	168,495	178,719	179,404
Accumulated depreciation on sales	(67,177)	(16,674)	(34,794)
Accumulated depreciation on property transferred to the General Partner	—	—	(169)
Accumulated depreciation on property deconsolidated	(223,363)	—	—
Write off of accumulated depreciation on casualty-related impaired assets	—	(316)	—
Balance at end of year	$1,281,258	$1,403,303	$1,241,574

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
Exhibit 2.1 to UDR, Inc.’s Current Report on Form 8-K dated January 23, 2008 and filed with the Commission on January 29, 2008.

Exhibit	Description	Location

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
Exhibit 2.2 to UDR, Inc.’s Current Report on Form 8-K/A dated March 3, 2008 and filed with the Commission on May 2, 2008.

2.07
Contribution Agreement by and among Home Properties, L.P., UDR, Inc., United Dominion Realty, L.P. and LSREF 4 Lighthouse Acquisitions, LLC, dated June 22, 2015 (UDR, Inc. and United Dominion Realty, L.P. have omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the Commission copies of any of the omitted schedules and exhibits upon request by the Commission.)
Exhibit 2.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on June 22, 2015.

2.08
Amendment Agreement, dated as of August 27, 2015, by and among UDR, Inc., United Dominion Realty, L.P., Home Properties, Inc., Home Properties, L.P., LSREF4 Lighthouse Acquisitions, LLC LSREF4 Lighthouse Corporate Acquisitions, LLC and LSREF4 Lighthouse Operating Acquisitions, LLC.
Exhibit 2.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

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
Exhibit 3.4 to UDR, Inc.’s Form 8-A Registration Statement dated and filed with the Commission on May 30, 2007.

3.05	Amended and Restated Bylaws of UDR, Inc. (as amended through November 6, 2015).	Exhibit 3.1 to UDR, Inc.’s Current Report on Form 8-K dated November 6, 2015 and filed with the Commission on November 13, 2015.

3.06	Certificate of Limited Partnership of United Dominion Realty, L.P. dated as of February 19, 2004.	Exhibit 3.4 to United Dominion Realty, L.P.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 dated and filed with the Commission on October 15, 2010.

3.07	Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004.	Exhibit 10.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit	Description	Location

3.08	First Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of June 24, 2005.	Exhibit 10.06 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

3.09	Second Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2006.	Exhibit 10.6 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

3.10	Third Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 2, 2007.	Exhibit 99.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

3.11	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 27, 2007.	Exhibit 10.25 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

3.12	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of March 7, 2008.	Exhibit 10.53 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.

3.13	Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 9, 2008.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 9, 2008 and filed with the Commission on December 10, 2008.

3.14	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of March 13, 2009.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated March 18, 2009 and filed with the Commission on March 19, 2009.

3.15	Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of November 17, 2010.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on November 18, 2010.

3.16	Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of December 4, 2015.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 4, 2015 and filed with the Commission on December 10, 2015.

4.01	Form of UDR, Inc. Common Stock Certificate.	Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K dated March 14, 2007 and filed with the Commission on March 15, 2007.

4.02	Senior Indenture dated as of November 1, 1995, by and between UDR, Inc. and First Union National Bank of Virginia, N.A., as trustee.	Exhibit 4(ii)(h)(1) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

4.03	Supplemental Indenture dated as of June 11, 2003, by and between UDR, Inc. and Wachovia Bank, National Association, as trustee.	Exhibit 4.03 to UDR, Inc.’s Current Report on Form 8-K dated June 17, 2004 and filed with the Commission on June 18, 2004.

4.04	Subordinated Indenture dated as of August 1, 1994 by and between UDR, Inc. and Crestar Bank, as trustee.	Exhibit 4(i)(m) to UDR, Inc.’s Form S-3 Registration Statement (Registration No. 33-64725) filed with the Commission on November 15, 1995.

Exhibit	Description	Location

4.05	Form of UDR, Inc. Senior Debt Security.	Exhibit 4(i)(n) to UDR, Inc.’s Form S-3 Registration Statement (Registration No. 33-64725) filed with the Commission on November 15, 1995.

4.06	Form of UDR, Inc. Subordinated Debt Security.	Exhibit 4(i)(p) to UDR, Inc.’s Form S-3 Registration Statement (Registration No. 33-55159) filed with the Commission on August 19, 1994.

4.07	Form of UDR, Inc. Fixed Rate Medium-Term Note, Series A.	Exhibit 4.01 to UDR, Inc.’s Current Report on Form 8-K dated March 20, 2007 and filed with the Commission on March 22, 2007.

4.08	Form of UDR, Inc. Floating Rate Medium-Term Note, Series A.	Exhibit 4.02 to UDR, Inc.’s Current Report on Form 8-K dated March 20, 2007 and filed with the Commission on March 22, 2007.

4.09	UDR, Inc. 5.25% Medium-Term Note due January 2015, issued November 1, 2004.	Exhibit 4.21 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.10	UDR, Inc. 5.25% Medium-Term Note due January 2015, issued February 14, 2005.	Exhibit 4.22 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.11	UDR, Inc. 5.25% Medium-Term Note due January 2015, issued March 8, 2005.	Exhibit 4.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.12	UDR, Inc. 5.25% Medium-Term Note due January 2015, issued May 3, 2005.	Exhibit 4.3 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

4.13	UDR, Inc. 5.25% Medium-Term Note due January 2016, issued September 7, 2005.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.14	UDR, Inc. 4.25% Medium-Term Note, Series A due June 2018, issued May 23, 2011.	Exhibit 4.16 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.

4.15	UDR, Inc. 4.625% Medium-Term Note, Series A due January 2022, issued January 10, 2012.	Exhibit 4.17 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.

4.16	UDR, Inc. 3.70% Medium-Term Note, Series A due October 2020, issued September 26, 2013.	Exhibit 4.18 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.

4.17	Indenture dated as of April 1, 1994, by and between UDR, Inc. and Nationsbank of Virginia, N.A., as trustee.	Exhibit 4(ii)(f)(1) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

4.18	Supplemental Indenture dated as of August 20, 2009, by and between UDR, Inc. and U.S. Bank National Association, as trustee, to UDR, Inc.’s Indenture dated as of April 1, 1994.	Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K dated August 20, 2009 and filed with the Commission on August 21, 2009.

Exhibit	Description	Location

4.19	Guaranty of United Dominion Realty, L.P. with respect to UDR, Inc.’s Indenture dated as of November 1, 1995.	Exhibit 99.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 30, 2010.

4.20	Guaranty of United Dominion Realty, L.P. with respect to UDR, Inc.’s Indenture dated as of October 12, 2006.	Exhibit 99.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 30, 2010.

4.21
First Supplemental Indenture among UDR, Inc., United Dominion Realty, L.P. and U.S. Bank National Association, as Trustee, dated as of May 3, 2011, relating to UDR, Inc.’s Medium-Term Notes, Series A, due Nine Months or More from Date of Issue.
Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K filed with the Commission on May 4, 2011.

4.22	UDR, Inc. 3.75% Medium-Term Note, Series A due October 2024, issued June 26, 2014.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

4.23	UDR, Inc.’s 4.00% Medium-Term Note, Series A due October 2025, issued September 22, 2015.	Filed herewith.

10.01*	UDR, Inc. 1999 Long-Term Incentive Plan (as amended and restated December 4, 2015).	Exhibit 10.1 to UDR, Inc.'s Current Report on Form 8-K dated December 4, 2015 and filed with the Commission on December 10, 2015.

10.02*	Form of UDR, Inc. Restricted Stock Award Agreement under the 1999 Long-Term Incentive Plan.	Exhibit 10.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

10.03*	Form of UDR, Inc. Restricted Stock Award Agreement for awards outside of the 1999 Long-Term Incentive Plan.	Exhibit 99.3 to UDR, Inc.’s Current Report on Form 8-K dated March 19, 2007 and filed with the Commission on March 19, 2007.

10.04*	Form of UDR, Inc. Notice of Performance Contingent Restricted Stock Award.	Exhibit 10.2 to UDR, Inc.’s Current Report on Form 8-K dated May 2, 2006 and filed with the Commission on May 8, 2006.

10.05*	Description of UDR, Inc. Shareholder Value Plan.	Exhibit 10(x) to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.06*	Description of UDR, Inc. Executive Deferral Plan.	Exhibit 10(xi) to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.07*	Form of UDR, Inc. Indemnification Agreement.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated February 4, 2016 and filed with the Commission on February 10, 2016.

10.08	Amended and Restated Master Credit Facility Agreement dated as of June 24, 2002 by and between UDR, Inc. and Green Park Financial Limited Partnership, as amended through February 14, 2007.	Exhibit 10.41 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.09	Limited Liability Company Agreement of UDR Texas Ventures LLC, a Delaware limited liability company, dated as of November 5, 2007.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated November 5, 2007 and filed with the Commission on November 9, 2007.

Exhibit	Description	Location

10.10*	Letter Agreement, dated December 12, 2012, by and between UDR, Inc. and Thomas M. Herzog.	Exhibit 10.43 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.11	Subordination Agreement dated as of April 16, 1998, by and between UDR, Inc. and United Dominion Realty, L.P.	Exhibit 10(vi)(a) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10.12
ATM Equity OfferingSM Sales Agreement among UDR, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, dated April 4, 2012.
Exhibit 1.1 to UDR, Inc.’s Current Report on Form 8-K dated April 4, 2012 and filed with the SEC on April 5, 2012.

10.13
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
Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 1, 2011.

10.14	Credit Agreement, dated as of October 20, 2015, by and among UDR, Inc., as borrower, and the lenders and agents party thereto.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated October 20, 2015 and filed with the Commission on October 26, 2015.

10.15	Guaranty of United Dominion Realty, L.P., dated as of October 20, 2015, with respect to the Credit Agreement, dated as of October 20, 2015.	Exhibit 10.2 to UDR, Inc.’s Current Report on Form 8-K dated October 20, 2015 and filed with the Commission on October 26, 2015.

10.16	Aircraft Time Sharing Agreement dated as of December 15, 2011, by and between UDR, Inc. and Thomas W. Toomey.	Exhibit 10.42 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011.

10.17	Aircraft Time Sharing Agreement dated as of December 15, 2011, by and between UDR, Inc. and Warren L. Troupe.	Exhibit 10.2 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.18
Amendment No.1, dated July 29, 2014, to the ATM Equity OfferingSM Sales Agreement among UDR, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, dated April 4, 2012.

Exhibit 1.1 to UDR, Inc.’s Current Report on Form 8-K dated July 29, 2014 and filed with the Commission on July 31, 2014.

10.19
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
Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated July 29, 2014 and filed with the Commission on July 31, 2014.

Exhibit	Description	Location

10.20	Underwriting Agreement between UDR, Inc. and Credit Suisse Securities (USA) LLC dated August 19, 2015.	Exhibit 1.1 to UDR, Inc.’s Current Report on Form 8-K dated August 19, 2015 and filed with the Commission on August 24, 2015.

10.21	Agreement of Limited Partnership of UDR Lighthouse DownREIT L.P., dated as of October 5, 2015, as amended.	Filed herewith.

10.22*	Class 1 LTIP Unit Award Agreement	Filed herewith.

10.23*	Notice of Class 2 LTIP Unit Award	Filed herewith.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of UDR, Inc.	Filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges of United Dominion Realty, L.P.	Filed herewith.

21	Subsidiaries of UDR, Inc. and United Dominion Realty, L.P.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm for UDR, Inc.	Filed herewith.

23.2	Consent of Independent Registered Public Accounting Firm for United Dominion Realty, L.P.	Filed herewith.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.	Filed herewith.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.	Filed herewith.

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer of United Dominion Realty, L.P.	Filed herewith.

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer of United Dominion Realty, L.P.	Filed herewith.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.	Filed herewith.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.	Filed herewith.

32.3	Section 1350 Certification of the Chief Executive Officer of United Dominion Realty, L.P.	Filed herewith.

32.4	Section 1350 Certification of the Chief Financial Officer of United Dominion Realty, L.P.	Filed herewith.

Exhibit	Description	Location

101
XBRL (Extensible Business Reporting Language). The following materials from this Annual Report on Form 10-K for the period ended December 31, 2015, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., (vi) notes to consolidated financial statements of UDR, Inc., (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of comprehensive income/(loss) of United Dominion Realty, L.P.; (x) consolidated statements of changes in capital of United Dominion Realty, L.P., (xi) consolidated statements of cash flows of United Dominion Realty, L.P., (xi) notes to consolidated financial statements of United Dominion Realty, L.P.

*	Management Contract or Compensatory Plan or Arrangement