Form 10-Q
period 2016-03-31
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2016-04-26
CIK 74208, 1018254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of April 25, 2016 was 267,137,288.

UDR, INC.
UNITED DOMINION REALTY, L.P.

EXPLANATORY NOTE
This Report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2016 of UDR, Inc., a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR, Inc. is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company,” “UDR” or “UDR, Inc.” refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including United Dominion Realty, L.P. and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”), a Delaware limited partnership of which UDR is the sole general partner. The DownREIT Partnership was formed in conjunction with certain acquisitions from Home Properties, L.P., a New York limited partnership, by UDR in October 2015. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or the “OP” refer to United Dominion Realty, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership and the DownREIT Partnership are referred to as the “OP Units” and “DownREIT Units,” and the holders of the OP Units and DownREIT Units are referred to as “unitholders.” This combined Form 10-Q is being filed separately by UDR and the Operating Partnership.
There are a number of differences between our Company and our Operating Partnership, which are reflected in our disclosure in this Report. UDR is a real estate investment trust (a “REIT”), whose most significant asset is its ownership interest in the Operating Partnership. UDR also conducts business through other subsidiaries, including its taxable REIT subsidiaries (“TRS”). UDR acts as the sole general partner of the Operating Partnership, holds interests in subsidiaries and joint ventures, owns and operates properties, issues securities from time to time and guarantees debt of certain of our subsidiaries. The Operating Partnership conducts the operations of a substantial portion of the business and is structured as a partnership with no publicly traded equity securities. The Operating Partnership has guaranteed certain outstanding debt of UDR.
As of March 31, 2016, UDR owned 110,883 units (100%) of the general partnership interests of the Operating Partnership and 174,114,516 units (approximately 95.1%) of the limited partnership interests of the Operating Partnership. UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are provided for each of UDR and the Operating Partnership.

UDR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$9,000,652	$9,053,599
Less: accumulated depreciation	(2,743,461)	(2,646,044)
Real estate held for investment, net	6,257,191	6,407,555
Real estate under development (net of accumulated depreciation of $0 and $0, respectively)	196,402	124,072
Real estate held for disposition (net of accumulated depreciation of $802 and $830, respectively)	31,744	11,775
Total real estate owned, net of accumulated depreciation	6,485,337	6,543,402
Cash and cash equivalents	3,668	6,742
Restricted cash	21,030	20,798
Notes receivable, net	16,694	16,694
Investment in and advances to unconsolidated joint ventures, net	944,864	938,906
Other assets	129,975	137,302
Total assets	$7,601,568	$7,663,844

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$1,374,670	$1,376,945
Unsecured debt, net	2,037,155	2,193,850
Real estate taxes payable	16,147	18,786
Accrued interest payable	28,589	29,162
Security deposits and prepaid rent	35,995	36,330
Distributions payable	86,963	80,368
Accounts payable, accrued expenses, and other liabilities	77,676	81,356
Total liabilities	3,657,195	3,816,797

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	970,620	946,436

Equity:
Preferred stock, no par value; 50,000,000 shares authorized:
8.00% Series E Cumulative Convertible; 2,796,903 shares issued and outstanding at March 31, 2016 and December 31, 2015	46,457	46,457
Series F; 16,452,496 shares issued and outstanding at March 31, 2016 and December 31, 2015	1	1
Common stock, $0.01 par value; 350,000,000 shares authorized:
267,137,288 and 261,844,521 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	2,671	2,618
Additional paid-in capital	4,620,946	4,447,816
Distributions in excess of net income	(1,685,173)	(1,584,459)
Accumulated other comprehensive income/(loss), net	(12,035)	(12,678)
Total stockholders’ equity	2,972,867	2,899,755
Noncontrolling interests	886	856
Total equity	2,973,753	2,900,611
Total liabilities and equity	$7,601,568	$7,663,844
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
REVENUES:
Rental income	$231,957	$207,047
Joint venture management and other fees	2,858	12,706
Total revenues	234,815	219,753
OPERATING EXPENSES:
Property operating and maintenance	39,446	37,250
Real estate taxes and insurance	28,377	26,222
Property management	6,379	5,694
Other operating expenses	1,752	1,766
Real estate depreciation and amortization	105,339	88,777
General and administrative	13,844	12,152
Casualty-related charges/(recoveries), net	—	996
Other depreciation and amortization	1,553	1,623
Total operating expenses	196,690	174,480
Operating income	38,125	45,273
Income/(loss) from unconsolidated entities	679	59,159
Interest expense	(31,104)	(28,800)
Interest income and other income/(expense), net	431	360
Income/(loss) before income taxes and gain/(loss) on sale of real estate owned	8,131	75,992
Tax benefit/(provision), net	403	425
Income/(loss) from continuing operations	8,534	76,417
Gain/(loss) on sale of real estate owned, net of tax	3,070	—
Net income/(loss)	11,604	76,417
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(905)	(2,588)
Net (income)/loss attributable to noncontrolling interests	(306)	(7)
Net income/(loss) attributable to UDR, Inc.	10,393	73,822
Distributions to preferred stockholders — Series E (Convertible)	(929)	(931)
Net income/(loss) attributable to common stockholders	$9,464	$72,891

Income/(loss) per weighted average common share — basic:	$0.04	$0.28
Income/(loss) per weighted average common share — diluted:	$0.04	$0.28

Common distributions declared per share	$0.2950	$0.2775
Weighted average number of common shares outstanding — basic	262,456	256,834
Weighted average number of common shares outstanding — diluted	264,285	258,662
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income/(loss)	$11,604	$76,417
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(811)	(7,552)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	935	737
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	124	(6,815)
Comprehensive income/(loss)	11,728	69,602
Comprehensive (income)/loss attributable to noncontrolling interests	(692)	(2,371)
Comprehensive income/(loss) attributable to UDR, Inc.	$11,036	$67,231

See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss), net	Noncontrolling Interests	Total
Balance at December 31, 2015	$46,458	$2,618	$4,447,816	$(1,584,459)	$(12,678)	$856	$2,900,611
Net income/(loss) attributable to UDR, Inc.	—	—	—	10,393	—	—	10,393
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	306	306
Disposition of noncontrolling interests in consolidated real estate	—	—	—	—	—	(1,159)	(1,159)
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	220	220
Long-Term Incentive Plan Unit grants	—	—	—	—	—	663	663
Other comprehensive income/(loss)	—	—	—	—	643	—	643
Issuance/(forfeiture) of common and restricted shares, net	—	3	(120)	—	—	—	(117)
Issuance of common shares through public offering	—	50	173,250	—	—	—	173,300
Common stock distributions declared ($0.2950 per share)	—	—	—	(78,848)	—	—	(78,848)
Preferred stock distributions declared-Series E ($0.3322 per share)	—	—	—	(929)	—	—	(929)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(31,330)	—	—	(31,330)
Balance at March 31, 2016	$46,458	$2,671	$4,620,946	$(1,685,173)	$(12,035)	$886	$2,973,753
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating Activities
Net income/(loss)	$11,604	$76,417
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	106,892	90,400
(Gain)/loss on sale of real estate owned, net of tax	(3,070)	—
Tax (benefit)/provision, net	(403)	(425)
(Income)/loss from unconsolidated entities	(679)	(59,159)
Amortization of share-based compensation	3,879	4,260
Other	2,497	3,060
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(1,853)	4,794
Increase/(decrease) in operating liabilities	(6,378)	(23,329)
Net cash provided by/(used in) operating activities	112,489	96,018

Investing Activities
Proceeds from sale of real estate investments, net	21,951	—
Development of real estate assets	(36,045)	(43,563)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(24,917)	(20,431)
Capital expenditures — non-real estate assets	(664)	(437)
Investment in unconsolidated joint ventures	(13,262)	(25,463)
Distributions received from unconsolidated joint ventures	7,983	41,481
(Issuance)/repayment of notes receivable	—	(1,125)
Net cash provided by/(used in) investing activities	(44,954)	(49,538)

Financing Activities
Payments on secured debt	(2,205)	(2,266)
Payments on unsecured debt	(83,373)	(325,211)
Net proceeds/(repayment) of revolving bank debt	(73,652)	236,500
Proceeds from the issuance of common shares through public offering, net	173,300	108,790
Distributions paid to redeemable noncontrolling interests	(7,085)	(2,509)
Distributions paid to preferred stockholders	(924)	(931)
Distributions paid to common stockholders	(72,704)	(66,692)
Other	(3,966)	(3,111)
Net cash provided by/(used in) financing activities	(70,609)	(55,430)
Net increase/(decrease) in cash and cash equivalents	(3,074)	(8,950)
Cash and cash equivalents, beginning of period	6,742	15,224
Cash and cash equivalents, end of period	3,668	6,274

	Three Months Ended
	March 31,
	2016	2015
Supplemental Information:
Interest paid during the period, net of amounts capitalized	$31,918	$40,282

Non-cash transactions:
Acquisition of real estate	$—	$24,067
Fair value adjustment of debt acquired as part of acquisition of real estate	—	1,363
Development costs and capital expenditures incurred but not yet paid	21,220	19,372
Conversion of Operating Partnership noncontrolling interest to common stock (0 shares in 2016 and 534 shares in 2015)	—	17
See accompanying notes to consolidated financial statements.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

1. BASIS OF PRESENTATION
Basis of Presentation
UDR, Inc., collectively with our consolidated subsidiaries (“UDR,” the “Company,” “we,” “our,” or “us”), is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of March 31, 2016, there were 183,278,698 units in the Operating Partnership outstanding, of which 174,225,399 units, or 95.1%, were owned by UDR and 9,053,299 units, or 4.9%, were owned by limited partners. As of March 31, 2016, there were 32,367,380 units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 16,229,407, or 50.1%, were owned by UDR (of which, 13,470,651, or 41.6%, were held by the Operating Partnership) and 16,137,973, or 49.9%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of March 31, 2016, and results of operations for the three months ended March 31, 2016 and 2015 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2015 appearing in UDR’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2016.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods, but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparable period presented, with an option to elect certain transition relief. Full retrospective application is prohibited. The standard will be effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016

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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which makes changes to both the variable interest model and the voting model of consolidation. Under ASU 2015-02, companies will need to re-evaluate whether an entity meets the criteria to be considered a variable interest entity (“VIE”) or whether the consolidation of an entity should be assessed under the voting model. The new standard specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. The new standard was effective for the Company beginning on January 1, 2016. The adoption of the new standard did not result in the consolidation of entities not previously consolidated or the deconsolidation of any entities previously consolidated. Upon adopting the new standard, the Operating Partnership and DownREIT Partnership became VIEs as the limited partners of these entities lack substantive kick-out rights and substantive participating rights. The Company is the primary beneficiary of, and continues to consolidate, the entities determined to be VIEs.
Principles of Consolidation
The Company accounts for subsidiary partnerships, joint ventures and other similar entities in which it holds an ownership interest in accordance with the amended consolidation guidance. The Company first evaluates whether each entity is a VIE. Under the VIE model, the Company consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Company consolidates an entity when it controls the entity through ownership of a majority voting interest.
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
Sales to entities in which we retain or otherwise own an interest are accounted for as partial sales. If all other requirements for recognizing profit under the full accrual method have been satisfied and no other forms of continuing involvement are present, we recognize profit proportionate to the outside interest of the buyer and defer the gain on the interest we retain. The Company recognizes any deferred gain when the property is sold to a third party. In transactions accounted for by us as partial sales, we determine if the buyer of the majority equity interest in the venture was provided a preference as to cash flows in either an operating or a capital waterfall. If a cash flow preference has been provided, we recognize profit only to the extent that proceeds from the sale of the majority equity interest exceed costs related to the entire property.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016

Notes Receivable

The following table summarizes our notes receivable, net as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	Interest rate at	Balance outstanding
	March 31, 2016	March 31, 2016	December 31, 2015
Note due February 2020 (a)	10.00%	$12,994	$12,994
Note due July 2017 (b)	8.00%	2,500	2,500
Note due October 2020 (c)	8.00%	1,200	1,200
Total notes receivable, net		$16,694	$16,694
(a) The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $13.0 million. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the eighth anniversary of the date of the note (February 2020).
In March 2016, the terms of this secured note receivable were amended to extend the maturity from the fifth anniversary of the date of the note (February 2017) to the eighth anniversary of the date of the note (February 2020).
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

(c)
The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $2.0 million. Interest payments are due when the loan matures. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $10.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (October 2020).

The Company recognized $0.4 million and $0.4 million during the three months ended March 31, 2016 and 2015, respectively, of interest income from notes receivable, none of which was related party interest income. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.
Comprehensive Income/(Loss)
Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three months ended March 31, 2016 and 2015, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 10, Derivatives and Hedging Activity, for further discussion.
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
Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016

expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of March 31, 2016, UDR’s net deferred tax asset was $12.3 million (net of a valuation allowance of less than $0.1 million), which is included in Other assets on the Consolidated Balance Sheets.
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
UDR had no material unrecognized tax benefit, accrued interest or penalties at March 31, 2016. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2011 through 2014 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax benefit/(provision), net on the Consolidated Statements of Operations.
3. REAL ESTATE OWNED
Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. As of March 31, 2016, the Company owned and consolidated 132 communities in 10 states plus the District of Columbia totaling 40,728 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Land	$1,763,519	$1,833,156
Depreciable property — held and used:
Land Improvements	175,222	173,821
Building, improvements, and furniture, fixtures and equipment	7,061,911	7,046,622
Under development:
Land and land improvements	111,028	78,085
Building, improvements, and furniture, fixtures and equipment	85,374	45,987
Real estate held for disposition:
Land	29,920	9,963
Building, improvements, and furniture, fixtures and equipment	2,626	2,642
Real estate owned	9,229,600	9,190,276
Accumulated depreciation	(2,744,263)	(2,646,874)
Real estate owned, net	$6,485,337	$6,543,402

During the three months ended March 31, 2016, the Company sold its 95% ownership interest in two parcels of land in Santa Monica, California for total gross proceeds of $24.0 million, resulting in total net proceeds of $22.0 million and a total gain, net of tax, of $3.1 million.

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016

personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, were $2.0 million and $2.2 million for the three months ended March 31, 2016 and 2015, respectively. Total interest capitalized was $4.2 million and $4.8 million for the three months ended March 31, 2016 and 2015, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion and depreciation commences over the estimated useful life.
4. VARIABLE INTEREST ENTITIES

As of January 1, 2016, the Company adopted ASU 2015-02. See discussion in Note 2, Significant Accounting Policies for further details. As a result of the adoption, the Operating Partnership and DownREIT Partnership were determined to be VIEs. As the Company was determined to be the primary beneficiary, we will continue to consolidate these entities.

The Company has determined that the Operating Partnership and DownREIT Partnership are VIEs as the limited partners lack substantive kick-out rights and substantive participating rights. The Company has concluded that it is the primary beneficiary of, and therefore continues to consolidate, the Operating Partnership and DownREIT Partnership based on its role as the manager of the communities and its direct ownership interests, including all general partner interests. The Company's role as community manager and its equity interests give us the power to direct the activities that most significantly impact the economic performance and the obligation to absorb potentially significant losses or the right to receive potentially significant benefits of the Operating Partnership and DownREIT Partnership.

See the consolidated financial statements of the Operating Partnership presented within this Report and Note 4, Unconsolidated Entities, to the Operating Partnership's consolidated financial statements for the results of operations of the Operating Partnership and DownREIT Partnership, respectively.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of March 31, 2016 and December 31, 2015 (dollars in thousands):

Joint Venture	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at		UDR’s Ownership Interest
		March 31, 2016	March 31, 2016	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Operating and development:
UDR/MetLife I	Various	4 land parcels	—	$18,014	$15,894	18.5%	17.2%
UDR/MetLife II (a)	Various	21 operating communities	4,642	421,139	425,230	50.0%	50.0%
Other UDR/MetLife Development Joint Ventures		1 operating community;
		4 development communities (b);
	Various	1 land parcel	1,437	177,323	171,659	50.6%	50.6%
UDR/MetLife Vitruvian Park®	Addison, TX	3 operating communities;
		6 land parcels	1,130	72,569	73,469	50.0%	50.0%
UDR/KFH	Washington, D.C.	3 operating communities	660	16,147	17,211	30.0%	30.0%
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment and preferred equity investment			695,980,000	705,192	703,463

						Income from Investment
				Investment at		Three Months Ended March 31,
	Location	Rate	Years To Maturity	March 31, 2016	December 31, 2015	2016	2015
Participating loan investment:
Steele Creek	Denver, CO	6.5%	1.3	93,463	90,747	$1,519	$1,154
Preferred equity investment:
West Coast Development Joint Venture	Various	6.5%	N/A	146,209	144,696	$1,427	$—
Total investment in and advances to unconsolidated joint ventures, net				$944,864	$938,906

(a)
In September 2015, the 717 Olympic community, which is owned by the UDR/MetLife II joint venture, experienced extensive water damage due to a ruptured water pipe. For the three months ended March 31, 2016, the Company recorded losses of $1.1 million, its proportionate share of the total losses incurred.

(b)
The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes. As of March 31, 2016, 251 apartment homes had been completed in Other UDR/MetLife Development Joint Ventures.

As of March 31, 2016 and December 31, 2015, the Company had deferred fees and deferred profit from the sale of properties to joint ventures or partnerships of $7.7 million and $6.8 million, respectively, which will be recognized through income over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016

The Company recognized management fees for our management of the joint ventures and partnerships of $2.8 million and $2.6 million for the three months ended March 31, 2016 and 2015, respectively. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.
The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.
We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decreases in the value of its investments in unconsolidated joint ventures or partnerships during the three months ended March 31, 2016 and 2015.

Combined summary balance sheets relating to the unconsolidated joint ventures and partnerships (not just our proportionate share) are presented below as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Total real estate, net	$3,175,927	$3,135,757
Cash and cash equivalents	20,173	36,480
Amount due from UDR	693	—
Other assets	25,391	29,891
Total assets	$3,222,184	$3,202,128

Amount due to UDR	$—	$7,266
Third party debt	1,678,146	1,614,463
Accounts payable and accrued liabilities	65,600	95,523
Total liabilities	1,743,746	1,717,252
Total equity	1,478,438	1,484,876
Total liabilities and equity	$3,222,184	$3,202,128

Investment in and advances to unconsolidated joint ventures, net	$944,864	$938,906
Combined summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share), is presented below for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015
Total revenues	$55,037	$54,546
Property operating expenses	(23,413)	(20,168)
Real estate depreciation and amortization	(18,943)	(19,351)
Operating income/(loss)	12,681	15,027
Interest expense	(16,179)	(16,061)
Income/(loss) from discontinued operations	(2)	182,488
Net income/(loss)	$(3,500)	$181,454
UDR income/(loss) from unconsolidated entities	$679	$59,159

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016

6. SECURED AND UNSECURED DEBT, NET
The following is a summary of our secured and unsecured debt at March 31, 2016 and December 31, 2015 (dollars in thousands):

			Three Months Ended
	Principal Outstanding		March 31, 2016
	March 31, 2016	December 31, 2015	Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$440,714	$442,617	4.57%	4.3	8
Fannie Mae credit facilities (b)	513,518	514,462	5.23%	2.8	18
Deferred financing costs	(3,798)	(4,278)
Total fixed rate secured debt, net	950,434	952,801	4.93%	3.5	26
Variable Rate Debt
Mortgage notes payable	31,337	31,337	2.25%	0.8	1
Tax-exempt secured notes payable (c)	94,700	94,700	0.88%	6.9	2
Fannie Mae credit facilities (b)	299,378	299,378	1.90%	3.8	8
Deferred financing costs	(1,179)	(1,271)
Total variable rate secured debt, net	424,236	424,144	1.70%	4.3	11
Total Secured Debt, net	1,374,670	1,376,945	3.92%	3.7	37

Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under an unsecured credit facility due January 2020 (d) (h)	70,000	150,000	1.31%	3.8
Borrowings outstanding under an unsecured working capital credit facility due January 2019 (e)	6,348	—	1.34%	2.8
1.38% Term Loan Facility due January 2021 (d) (h)	35,000	35,000	1.38%	4.8
Fixed Rate Debt
5.25% Medium-Term Notes due January 2016 (f)	—	83,260	—%	—
6.21% Term Notes due July 2016	11,828	12,091	6.21%	0.3
4.25% Medium-Term Notes due June 2018 (net of discounts of $929 and $1,037, respectively) (h)	299,071	298,963	4.25%	2.2
3.70% Medium-Term Notes due October 2020 (net of discounts of $36 and $38, respectively) (h)	299,964	299,962	3.70%	4.5
2.23% Term Loan Facility due January 2021 (d) (h)	315,000	315,000	2.23%	4.8
4.63% Medium-Term Notes due January 2022 (net of discounts of $2,074 and $2,164, respectively) (h)	397,926	397,836	4.63%	5.8
3.75% Medium-Term Notes due July 2024 (net of discounts of $860 and $886, respectively) (h)	299,140	299,114	3.75%	8.3
8.50% Debentures due September 2024	15,644	15,644	8.50%	8.5
4.00% Medium-Term Notes due October 2025 (net of discounts of $654 and $671, respectively) (g) (h)	299,346	299,329	4.00%	9.5

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016

Other	24	24	N/A	N/A
Deferred financing costs	(12,136)	(12,373)	N/A	N/A
Total Unsecured Debt, net	2,037,155	2,193,850	3.79%	5.7
Total Debt, net	$3,411,825	$3,570,795	3.95%	4.9
For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of March 31, 2016, secured debt encumbered $2.3 billion or 25.2% of UDR’s total real estate owned based upon gross book value ($6.9 billion or 74.8% of UDR’s real estate owned based on gross book value is unencumbered).
(a) At March 31, 2016, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from June 2016 through November 2025 and carry interest rates ranging from 3.43% to 6.16%.
The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The Company had a reduction to interest expense based on the amortization of the fair market adjustment of debt assumed in the acquisition of properties of $0.8 million and $1.1 million during the three months ended March 31, 2016 and 2015, respectively. The unamortized fair market adjustment was a net premium of $9.2 million and $10.0 million at March 31, 2016 and December 31, 2015, respectively.
(b) UDR has three secured credit facilities with Fannie Mae with an aggregate commitment of $812.9 million at March 31, 2016. The Fannie Mae credit facilities mature at various dates from May 2017 through July 2023 and bear interest at floating and fixed rates. At March 31, 2016, $513.5 million of the outstanding balance was fixed and had a weighted average interest rate of 5.23% and the remaining balance of $299.4 million had a weighted average variable interest rate of 1.90%.
Further information related to these credit facilities is as follows (dollars in thousands):

	March 31, 2016	December 31, 2015
Borrowings outstanding	$812,896	$813,840
Weighted average borrowings during the period ended	813,228	822,521
Maximum daily borrowings during the period ended	813,544	834,003
Weighted average interest rate during the period ended	4.0%	4.0%
Weighted average interest rate at the end of the period	4.0%	3.9%
(c) The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature in August 2019 and March 2032. Interest on these notes is payable in monthly installments. The variable rate mortgage notes have interest rates of 0.78% and 0.91% as of March 31, 2016.

(d) As of March 31, 2016, the Company has a $1.1 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million senior unsecured term loan facility (the “Term Loan Facility”). The credit agreement for these facilities (the "Credit Agreement") allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan Facility to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions, including obtaining commitments from any one or more lenders. The Revolving Credit Facility has a scheduled maturity date of January 31, 2020, with two six-month extension options, subject to certain conditions. The Term Loan Facility has a scheduled maturity date of January 29, 2021.

Based on the Company’s current credit rating, the Revolving Credit Facility has an interest rate equal to LIBOR plus a margin of 90 basis points and a facility fee of 15 basis points, and the Term Loan Facility has an interest rate equal to LIBOR plus a margin of 95 basis points. Depending on the Company’s credit rating, the margin under the Revolving Credit Facility

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016

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

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Total revolving credit facility	$1,100,000	$1,100,000
Borrowings outstanding at end of period (1)	70,000	150,000
Weighted average daily borrowings during the period ended	193,846	353,647
Maximum daily borrowings during the period ended	305,000	541,500
Weighted average interest rate during the period ended	1.3%	1.1%
Interest rate at end of the period	1.3%	1.2%
(1) Excludes $2.3 million and $2.3 million of letters of credit at March 31, 2016 and December 31, 2015, respectively.

(e) As of March 31, 2016, the Company has a working capital credit facility, which provides for a $30 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 1, 2019. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to LIBOR plus a margin of 90 basis points. Depending on the Company’s credit rating, the margin ranges from 85 to 155 basis points.

The following is a summary of short-term bank borrowings under UDR’s working capital credit facility at March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Total revolving working capital credit facility	$30,000	$30,000
Borrowings outstanding at end of period	6,348	—
Weighted average daily borrowings during the period ended	7,392	—
Maximum daily borrowings during the period ended	28,514	—
Weighted average interest rate during the period ended	1.3%	—%
Interest rate at end of the period	1.3%	—%

(f) Paid off at maturity with borrowings under the Company's $1.1 billion unsecured revolving credit facility.

(g) The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $200 million of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 4.55%.

(h) The Operating Partnership is a guarantor of this debt.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016

The aggregate maturities, including amortizing principal payments of unsecured and secured debt, of total debt for the next ten calendar years subsequent to March 31, 2016 are as follows (dollars in thousands):

Year	Total Fixed Secured Debt	Total Variable Secured Debt	Total Secured Debt	Total Unsecured Debt	Total Debt
2016	$146,853	$—	$146,853	$11,680	$158,533
2017	179,189	96,337	275,526	—	275,526
2018	73,096	137,969	211,065	300,000	511,065
2019	247,796	67,700	315,496	6,349	321,845
2020	170,664	—	170,664	370,000	540,664
2021	—	—	—	350,000	350,000
2022	—	—	—	400,000	400,000
2023	—	96,409	96,409	—	96,409
2024	—	—	—	315,644	315,644
2025	127,600	—	127,600	300,000	427,600
Thereafter	—	27,000	27,000	—	27,000
Subtotal	945,198	425,415	1,370,613	2,053,673	3,424,286
Non-cash (a)	5,236	(1,179)	4,057	(16,518)	(12,461)
Total	$950,434	$424,236	$1,374,670	$2,037,155	$3,411,825
(a) Includes the unamortized balance of fair market value adjustments, premiums/discounts, deferred hedge gains, and deferred financing costs. For the three months ended March 31, 2016 and 2015, the Company amortized $1.3 million and $1.5 million, respectively, of deferred financing costs into Interest expense.
We were in compliance with the covenants of our debt instruments at March 31, 2016.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016

7. INCOME/(LOSS) PER SHARE
The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended
	March 31,
	2016	2015
Numerator for income/(loss) per share:
Income/(loss) from continuing operations	$8,534	$76,417
Gain/(loss) on sale of real estate owned, net of tax	3,070	—
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(905)	(2,588)
Net (income)/loss attributable to noncontrolling interests	(306)	(7)
Net income/(loss) attributable to UDR, Inc.	10,393	73,822
Distributions to preferred stockholders — Series E (Convertible)	(929)	(931)
Income/(loss) attributable to common stockholders - basic and diluted	$9,464	$72,891

Denominator for income/(loss) per share:
Weighted average common shares outstanding	263,355	258,100
Non-vested restricted stock awards	(899)	(1,266)
Denominator for basic income/(loss) per share	262,456	256,834
Incremental shares issuable from assumed conversion of stock options, unvested LTIP Units, and unvested restricted stock	1,829	1,828
Denominator for diluted income/(loss) per share	264,285	258,662

Income/(loss) per weighted average common share - basic:	$0.04	$0.28
Income/(loss) per weighted average common share - diluted:	$0.04	$0.28
Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units ("LTIP Units") and unvested restricted stock. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three months ended March 31, 2016 and 2015, the Company's Series E preferred stock was anti-dilutive.

The following table sets forth the additional shares of common stock outstanding by equity instrument if converted to common stock for each of the three months ended March 31, 2016 and 2015 (shares in thousands):

	Three Months Ended
	March 31,
	2016	2015
OP/DownREIT Units	25,191	9,165
Preferred stock	3,028	3,036
Stock options, unvested LTIP Units and unvested restricted stock	1,829	1,828

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016

8. NONCONTROLLING INTERESTS
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
Limited partners of the Operating Partnership and the DownREIT Partnership have the right to require such partnership to redeem all or a portion of the OP Units/DownREIT Units held by the limited partner at a redemption price equal to and in the form of the Cash Amount (as defined in the partnership agreement of the Operating Partnership or the DownREIT Partnership, as applicable), provided that such OP Units/DownREIT Units have been outstanding for at least one year. UDR, as the general partner of the Operating Partnership and the DownREIT Partnership may, in its sole discretion, purchase the OP Units/DownREIT Units by paying to the limited partner either the Cash Amount or the REIT Share Amount (generally one share of common stock of the Company for each OP Unit/DownREIT Unit), as defined in the partnership agreement of the Operating Partnership or the DownREIT Partnership, as applicable. Accordingly, the Company records the OP Units and DownREIT Units outside of permanent equity and reports the OP Units and DownREIT Units at their redemption value using the Company’s stock price at each balance sheet date.
The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, December 31, 2015	$946,436
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	31,330
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	905
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(7,532)
Allocation of other comprehensive income/(loss)	(519)
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, March 31, 2016	$970,620

The following sets forth net income/(loss) attributable to common stockholders and transfers from redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following periods (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net income/(loss) attributable to common stockholders	$9,464	$72,891
Conversion of OP Units and DownREIT Units to UDR Common stock	—	17
Change in equity from net income/(loss) attributable to common stockholders and conversion of OP Units and DownREIT Units to UDR Common Stock	$9,464	$72,908
Noncontrolling Interests
Noncontrolling interests represent interests of unrelated partners and unvested LTIP Units in certain consolidated affiliates. Net (income)/loss attributable to noncontrolling interests was $(0.3) million and less than $(0.1) million during the three months ended March 31, 2016 and 2015, respectively.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016

The Company grants LTIP Units to certain employees and non-employee directors. The LTIP Units represent an ownership interest in the Operating Partnership and have vesting terms of between one and three years, specific to the individual grants.
Noncontrolling interests related to long-term incentive plan units represent the unvested LTIP Units of these employees and non-employee directors in the Operating Partnership. The net income/(loss) allocated to the LTIP Units is included in Net (income)/loss attributable to noncontrolling interests on the Consolidated Statements of Operations.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of March 31, 2016 and December 31, 2015 are summarized as follows (dollars in thousands):

			Fair Value at March 31, 2016, Using
	Total Carrying Amount in Statement of Financial Position at March 31, 2016	Fair Value Estimate at March 31, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Notes receivable (a)	$16,694	$16,878	$—	$—	$16,878
Derivatives - Interest rate contracts (b)	11	11	—	11	—
Total assets	$16,705	$16,889	$—	$11	$16,878

Derivatives - Interest rate contracts (b)	$2,261	$2,261	$—	$2,261	$—
Secured debt instruments - fixed rate: (c)
Mortgage notes payable	440,714	450,597	—	—	450,597
Fannie Mae credit facilities	513,518	540,251	—	—	540,251
Secured debt instruments - variable rate: (c)
Mortgage notes payable	31,337	31,337	—	—	31,337
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	299,378	299,378	—	—	299,378
Unsecured debt instruments: (c)
Commercial bank	76,348	76,348	—	—	76,348
Senior unsecured notes	1,972,943	2,077,097	—	—	2,077,097
Total liabilities	$3,431,199	$3,571,969	$—	$2,261	$3,569,708

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Parthership (d)	$970,620	$970,620	$—	$970,620	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016

			Fair Value at December 31, 2015, Using
	Total Carrying Amount in Statement of Financial Position at December 31, 2015	Fair Value Estimate at December 31, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Notes receivable (a)	$16,694	$16,938	$—	$—	$16,938
Derivatives - Interest rate contracts (b)	13	13	—	13	—
Total assets	$16,707	$16,951	$—	$13	$16,938

Derivatives- Interest rate contracts (b)	$2,112	$2,112	$—	$2,112	$—
Secured debt instruments - fixed rate: (c)
Mortgage notes payable	442,617	448,019	—	—	448,019
Fannie Mae credit facilities	514,462	539,050	—	—	539,050
Secured debt instruments - variable rate: (c)
Mortgage notes payable	31,337	31,337	—	—	31,337
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	299,378	299,378	—	—	299,378
Unsecured debt instruments: (c)
Commercial bank	150,000	150,000	—	—	150,000
Senior unsecured notes	2,056,223	2,108,687	—	—	2,108,687
Total liabilities	$3,590,829	$3,673,283	$—	$2,112	$3,671,171

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (d)	$946,436	$946,436	$—	$946,436	$—

(a)See Note 2, Significant Accounting Policies.
(b)See Note 10, Derivatives and Hedging Activity.
(c)See Note 6, Secured and Unsecured Debt.
(d)See Note 8, Noncontrolling Interests.

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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
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
Financial Instruments Not Carried at Fair Value
At March 31, 2016 and December 31, 2015, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
We consider various factors to determine if a decrease in the value of our investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary decrease in the value of its investments in unconsolidated joint ventures during the three months ended March 31, 2016 and 2015.
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
MARCH 31, 2016

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2016 and 2015, the Company recorded no ineffectiveness to earnings.
Amounts reported in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through March 31, 2017, the Company estimates that an additional $3.4 million will be reclassified as an increase to interest expense.
As of March 31, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	3	$315,000
Interest rate caps	2	$203,166
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in an adjustment to earnings of less than $0.1 million for the three months ended March 31, 2016 and 2015.
As of March 31, 2016, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	3	$133,107

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	Asset Derivatives (included in Other assets)		Liability Derivatives (included in Other liabilities)
	Fair Value at:		Fair Value at:
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate products	$7	9	$2,261	$2,112
Derivatives not designated as hedging instruments:
Interest rate products	$4	$4	$—	$—
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Unrealized holding gain/(loss) Recognized in OCI (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Interest expense (Effective Portion)		Gain/(Loss) Recognized in Interest expense (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2016	2015	2016	2015	2016	2015
Three Months Ended March 31,
Interest rate products	$(811)	$(7,552)	$(935)	$(737)	$—	$—

	Gain/(Loss) Recognized in Interest income and other income/(expense), net
Derivatives Not Designated as Hedging Instruments	2016	2015
Three Months Ended March 31,
Interest rate products	$—	$(1)
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
The Company has certain agreements with some of its derivative counterparties that contain a provision where, in the event of default by the Company or the counterparty, the right of setoff may be exercised. Any amount payable to one party by the other

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016

party may be reduced by its setoff against any amounts payable by the other party. Events that give rise to default by either party may include, but are not limited to, the failure to pay or deliver payment under the derivative agreement, the failure to comply with or perform under the derivative agreement, bankruptcy, a merger without assumption of the derivative agreement, or in a merger, a surviving entity's creditworthiness is materially weaker than the original party to the derivative agreement.
As of March 31, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.5 million. As of March 31, 2016, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2016, it may have been required to settle its obligations under the agreements at their termination value of $2.5 million.
Tabular Disclosure of Offsetting Derivatives
Company has elected not to offset derivative positions in the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of March 31, 2016 and December 31, 2015 (dollars in thousands):

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2016	$11	$—	$11	$—	$—	$11

December 31, 2015	$13	$—	$13	$—	$—	$13
(a) Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (a)	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Posted	Net Amount
March 31, 2016	$2,261	$—	$2,261	$—	$—	$2,261

December 31, 2015	$2,112	$—	$2,112	$—	$—	$2,112
(a) Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.
11. STOCK BASED COMPENSATION
The Company recognized stock based compensation expense, inclusive of awards granted to our independent directors, net of capitalization, of $3.9 million and $4.3 million during the three months ended March 31, 2016 and 2015, respectively.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016

12. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Company’s real estate commitments at March 31, 2016 (dollars in thousands):

	Number of Properties	Costs Incurred to Date (a)		Expected Costs to Complete		Average Ownership Stake
Wholly-owned — under development	2	$196,402	(b)	$512,098		100%
Wholly-owned — redevelopment	4	11,254	(b)	33,746		100%
Joint ventures:
Unconsolidated joint ventures	4	543,598		58,572	(c)	Various
Participating loan investments	1	93,463	(d)	—		0%
Preferred equity investments	5	136,327	(e)	—		48%
		$981,044		$604,416

(a)	Represents 100% of project costs incurred as of March 31, 2016.

(b)	Costs incurred to date include $11.4 million and $2.0 million of accrued fixed assets for development and redevelopment, respectively.

(c)	Represents UDR’s proportionate share of expected remaining costs to complete.

(d)	Represents the participating loan balance funded as of March 31, 2016.

(e)	Represents UDR's upfront investment contributed to the West Coast Development Joint Venture.
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
MARCH 31, 2016

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•
Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2015 and held as of March 31, 2016. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three months ended March 31, 2016 and 2015.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016

The following table details rental income and NOI for UDR’s reportable segments for the three months ended March 31, 2016 and 2015, and reconciles NOI to Net Income/(Loss) Attributable to UDR, Inc. in the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	March 31, (a)
	2016	2015
Reportable apartment home segment rental income
Same-Store Communities
West Region	$73,191	$67,059
Mid-Atlantic Region	41,204	40,378
Northeast Region	32,070	30,295
Southeast Region	27,137	25,282
Southwest Region	13,143	12,473
Non-Mature Communities/Other	45,212	31,560
Total consolidated rental income	$231,957	$207,047

Reportable apartment home segment NOI
Same-Store Communities
West Region	$54,952	$49,549
Mid-Atlantic Region	28,055	27,533
Northeast Region	22,933	21,534
Southeast Region	18,797	16,887
Southwest Region	8,227	7,623
Non-Mature Communities/Other	31,170	20,449
Total consolidated NOI	164,134	143,575
Reconciling items:
Joint venture management and other fees	2,858	12,706
Property management	(6,379)	(5,694)
Other operating expenses	(1,752)	(1,766)
Real estate depreciation and amortization	(105,339)	(88,777)
General and administrative	(13,844)	(12,152)
Casualty-related recoveries/(charges), net	—	(996)
Other depreciation and amortization	(1,553)	(1,623)
Income/(loss) from unconsolidated entities	679	59,159
Interest expense	(31,104)	(28,800)
Interest income and other income/(expense), net	431	360
Tax benefit/(provision), net	403	425
Gain/(loss) on sale of real estate owned, net of tax	3,070	—
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(905)	(2,588)
Net (income)/loss attributable to noncontrolling interests	(306)	(7)
Net income/(loss) attributable to UDR, Inc.	$10,393	$73,822

(a)	Same-Store Community population consisted of 34,017 apartment homes.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2016

The following table details the assets of UDR’s reportable segments as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Reportable apartment home segment assets:
Same-Store Communities:
West Region	$2,724,251	$2,721,184
Mid-Atlantic Region	1,493,637	1,488,923
Northeast Region	1,648,852	1,645,456
Southeast Region	732,731	730,060
Southwest Region	394,842	393,007
Non-Mature Communities/Other	2,235,287	2,211,646
Total segment assets	9,229,600	9,190,276
Accumulated depreciation	(2,744,263)	(2,646,874)
Total segment assets — net book value	6,485,337	6,543,402
Reconciling items:
Cash and cash equivalents	3,668	6,742
Restricted cash	21,030	20,798
Notes receivable, net	16,694	16,694
Investment in and advances to unconsolidated joint ventures, net	944,864	938,906
Other assets	129,975	137,302
Total consolidated assets	$7,601,568	$7,663,844
Capital expenditures related to our Same-Store Communities totaled $13.2 million and $11.9 million for the three months ended March 31, 2016 and 2015, respectively. Capital expenditures related to our Non-Mature Communities/Other totaled $2.4 million and $3.9 million for the three months ended March 31, 2016 and 2015, respectively.
Markets included in the above geographic segments are as follows:

i.	West Region — San Francisco, Orange County, Seattle, Los Angeles, Monterey Peninsula, Other Southern California, and Portland

ii.	Mid-Atlantic Region — Metropolitan D.C., Baltimore, and Richmond

iii.	Northeast Region — New York and Boston

iv.	Southeast Region — Orlando, Tampa, Nashville, and Other Florida

v.	Southwest Region — Dallas and Austin

[This page is intentionally left blank.]

UNITED DOMINION REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$3,643,013	$3,630,905
Less: accumulated depreciation	(1,317,375)	(1,281,258)
Total real estate owned, net of accumulated depreciation	2,325,638	2,349,647
Cash and cash equivalents	1,102	3,103
Restricted cash	11,668	11,344
Investment in unconsolidated entities	148,826	166,186
Other assets	26,730	24,528
Total assets	$2,513,964	$2,554,808

LIABILITIES AND CAPITAL
Liabilities:
Secured debt, net	$475,865	$475,964
Notes payable due to General Partner	273,334	273,334
Real estate taxes payable	4,126	2,775
Accrued interest payable	1,331	1,550
Security deposits and prepaid rent	16,511	15,929
Distributions payable	54,173	50,962
Accounts payable, accrued expenses, and other liabilities	20,858	12,964
Total liabilities	846,198	833,478

Commitments and contingencies (Note 10)

Capital:
Partners’ capital:
General partner:
110,883 OP Units outstanding at March 31, 2016 and December 31, 2015	1,080	1,110
Limited partners:
183,167,815 OP Units outstanding at March 31, 2016 and December 31, 2015	1,663,722	1,712,415
Accumulated other comprehensive income/(loss), net	(113)	(113)
Total partners’ capital	1,664,689	1,713,412
Advances (to)/from General Partner	(16,455)	(11,270)
Noncontrolling interests	19,532	19,188
Total capital	1,667,766	1,721,330
Total liabilities and capital	$2,513,964	$2,554,808
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
REVENUES:
Rental income	$98,786	$110,095

OPERATING EXPENSES:
Property operating and maintenance	16,060	19,114
Real estate taxes and insurance	10,174	12,866
Property management	2,717	3,027
Other operating expenses	1,500	1,490
Real estate depreciation and amortization	36,791	44,478
General and administrative	5,421	5,639
Casualty-related (recoveries)/charges, net	—	593
Total operating expenses	72,663	87,207

Operating income	26,123	22,888

Income/(loss) from unconsolidated entities	(13,387)	—
Interest expense	(4,552)	(9,620)
Interest expense on note payable due to General Partner	(3,053)	(1,151)
Income/(loss) from continuing operations	5,131	12,117
Gain/(loss) on sale of real estate owned	—	24,623
Net income/(loss)	5,131	36,740
Net (income)/loss attributable to noncontrolling interests	(344)	(394)
Net income/(loss) attributable to OP unitholders	$4,787	$36,346

Income/(loss) per weighted average OP Unit - basic and diluted:	$0.03	$0.20

Weighted average OP Units outstanding - basic and diluted	183,279	183,279
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income/(loss)	$5,131	$36,740
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(2)	(51)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	1	286
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	(1)	235
Comprehensive income/(loss)	5,130	36,975
Comprehensive (income)/loss attributable to noncontrolling interests	(344)	(394)
Comprehensive income/(loss) attributable to OP unitholders	$4,786	$36,581

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

	Class A Limited Partners	Limited Partners	UDR, Inc.		Accumulated Other Comprehensive Income/(Loss), net	Total Partners’ Capital	Advances (to)/from General Partner	Noncontrolling Interests
			Limited Partner	General Partner					Total
Balance at December 31, 2015	$64,409	$268,481	$1,379,525	$1,110	$(113)	$1,713,412	$(11,270)	$19,188	$1,721,330
Net income/(loss)	46	191	4,547	3	—	4,787	—	344	5,131
Distributions	(582)	(2,191)	(51,367)	(33)	—	(54,173)	—	—	(54,173)
Adjustment to reflect limited partners’ capital at redemption value	3,619	14,814	(18,433)	—	—	—	—	—	—
Long-Term Incentive Plan Unit grants	—	663	—	—	—	663	—	—	663
Net change in advances (to)/from General Partner	—	—	—	—	—	—	(5,185)	—	(5,185)
Balance at March 31, 2016	$67,492	$281,958	$1,314,272	$1,080	$(113)	$1,664,689	$(16,455)	$19,532	$1,667,766
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for unit data)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating Activities
Net income/(loss)	$5,131	$36,740
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	36,791	44,478
(Gain)/loss on sale of real estate owned	—	(24,623)
(Income)/loss from unconsolidated entities	13,387	—
Other	684	485
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(3,742)	342
Increase/(decrease) in operating liabilities	8,274	100
Net cash provided by/(used in) operating activities	60,525	57,522

Investing Activities
Development of real estate assets	—	(7,141)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(10,744)	(9,761)
Distributions received from unconsolidated entities	3,977	—
Net cash provided by/(used in) investing activities	(6,767)	(16,902)

Financing Activities
Advances from/(to) General Partner, net	(53,157)	(36,485)
Payments on secured debt	(275)	(1,302)
Distributions paid to partnership unitholders	(2,327)	(2,509)
Net cash provided by/(used in) financing activities	(55,759)	(40,296)
Net increase/(decrease) in cash and cash equivalents	(2,001)	324
Cash and cash equivalents, beginning of period	3,103	502
Cash and cash equivalents, end of period	$1,102	$826

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$5,515	$11,471
Non-cash transactions:
Development costs and capital expenditures incurred but not yet paid	$4,505	$2,986
LTIP Unit grants	663	—
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

1. CONSOLIDATION AND BASIS OF PRESENTATION
Basis of Presentation
United Dominion Realty, L.P. (“UDR, L.P.,” the “Operating Partnership,” “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the three months ended March 31, 2016 and 2015, rental revenues of the Operating Partnership represented 43% and 53%, respectively, of the General Partner’s consolidated rental revenues. As of March 31, 2016, the Operating Partnership’s apartment portfolio consisted of 56 communities located in 14 markets consisting of 16,974 apartment homes.
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
As of March 31, 2016, there were 183,278,698 OP Units outstanding, of which 174,225,399 or 95.1% were owned by UDR and affiliated entities and 9,053,299 or 4.9% were owned by non-affiliated limited partners. See Note 9, Capital Structure.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of March 31, 2016, and results of operations for the three months ended March 31, 2016 and 2015 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2015 included in the Annual Report on Form 10-K filed by UDR and the Operating Partnership with the SEC on February 23, 2016.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2016

2. SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods, but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparable period presented, with an option to elect certain transition relief. Full retrospective application is prohibited. The standard will be effective for the Operating Partnership on January 1, 2019, with early adoption permitted. The Operating Partnership is currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which makes changes to both the variable interest model and the voting model of consolidation. Under ASU 2015-02, companies will need to re-evaluate whether an entity meets the criteria to be considered a variable interest entity (“VIE”) or whether the consolidation of an entity should be assessed under the voting model. The new standard specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. The new standard was effective for the Operating Partnership beginning on January 1, 2016. The adoption of the new standard did not result in the consolidation of entities not previously consolidated or the deconsolidation of any entities previously consolidated. Upon adopting the new standard, UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”) became a VIE as the limited partners lack substantive kick-out rights and substantive participating rights. The Operating Partnership is not the primary beneficiary of the DownREIT Partnership and will continue to account for its interest as an equity method investment.
Principles of Consolidation
The Operating Partnership accounts for subsidiary partnerships, joint ventures and other similar entities in which it holds an ownership interest in accordance with the amended consolidation guidance. The Operating Partnership first evaluates whether each entity is a VIE. Under the VIE model, the Operating Partnership consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Operating Partnership consolidates an entity when it controls the entity through ownership of a majority voting interest.
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
MARCH 31, 2016

Income/(Loss) Per Operating Partnership Unit
Basic income/(loss) per OP Unit is computed by dividing net income/(loss) attributable to the general and limited partner unitholders by the weighted average number of general and limited partner units outstanding during the year. Diluted income/(loss) per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units or resulted in the issuance of OP Units and then shared in the income/(loss) of the Operating Partnership.
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
Comprehensive Income/(Loss)
Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to unitholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three months ended March 31, 2016 and 2015, the Operating Partnership’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges and (gain)/loss reclassified from other comprehensive income/(loss) into earnings. The (gain)/loss reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 8, Derivatives and Hedging Activity, for further discussion.
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
MARCH 31, 2016

Management of the Operating Partnership has reviewed all open tax years (2011 through 2014) of tax jurisdictions and concluded there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns.
3. REAL ESTATE OWNED
Real estate assets owned by the Operating Partnership consist of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. As of March 31, 2016, the Operating Partnership owned and consolidated 56 communities in eight states plus the District of Columbia totaling 16,974 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Land	$833,539	$833,300
Depreciable property — held and used:
Buildings, improvements, and furniture, fixture and equipment	2,809,474	2,797,605
Real estate owned	3,643,013	3,630,905
Accumulated depreciation	(1,317,375)	(1,281,258)
Real estate owned, net	$2,325,638	$2,349,647
The Operating Partnership did not have any acquisitions or sales of real estate during the three months ended March 31, 2016.

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Operating Partnership capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, were $0.3 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively. Total interest capitalized was $0.1 million and less than $0.1 million for the three months ended March 31, 2016 and 2015, respectively. As each home in a capital project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization on the related portion and depreciation commences over the estimated useful life.

4. UNCONSOLIDATED ENTITIES
The Operating Partnership's investment in the DownREIT Partnership is accounted for under the equity method of accounting and is included in Investment in unconsolidated entities on the Consolidated Balance Sheets. The Operating Partnership recognizes earnings or losses from its investments in unconsolidated entities consisting of our share of the net earnings or losses of the partnership in accordance with the partnership agreement.
Upon adopting ASU 2015-02, the DownREIT Partnership became a VIE as the limited partners lack substantive kick-out rights and substantive participating rights. The Operating Partnership is not the primary beneficiary of the DownREIT Partnership as it lacks the power to direct the activities that most significantly impact its economic performance and will continue to account for its interest as an equity method investment. See Note 2, Significant Accounting Policies.
As of March 31, 2016, the DownREIT Partnership operated 13 communities with 6,261 apartment homes. The Operating Partnership’s investment in the DownREIT Partnership was $148.8 million and $166.2 million as of March 31, 2016 and December 31, 2015, respectively.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2016

Combined summary balance sheets relating to all of the DownREIT Partnership (not just our proportionate share) are presented below as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Total real estate, net	$1,444,379	$1,457,244
Cash and cash equivalents	—	89
Other assets	26,216	37,228
Note receivable from affiliate	126,500	126,500
Amount due from UDR	30,645	35,293
Total assets	$1,627,740	$1,656,354

Secured debt, net	521,316	524,052
Accounts payable and accrued liabilities	24,424	25,487
Total liabilities	545,740	549,539
Total equity	1,082,000	1,106,815
Total liabilities and equity	$1,627,740	$1,656,354

OP’s investment in the DownREIT Partnership	$148,826	$166,186
Combined summary financial information relating to all of the DownREIT Partnership (not just our proportionate share) is presented below for the three months ended March 31, 2016 (dollars in thousands):

Three Months Ended
March 31,
2016
Rental income	$31,617
Property operating and maintenance	(11,357)
Real estate depreciation and amortization	(30,053)
Operating income/(loss)	(9,793)
Interest expense	(3,741)
Other income/(expense)	(1,732)
Net income/(loss)	$(15,266)
OP's income/(loss) from unconsolidated entities	$(13,387)
There is no financial information presented for the three months ended March 31, 2015 as the DownREIT Partnership was formed in the fourth quarter of 2015.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2016

5. DEBT, NET
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of March 31, 2016 and December 31, 2015 (dollars in thousands):

			Three Months Ended
	Principal Outstanding		March 31, 2016
	March 31, 2016	December 31, 2015	Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
Fixed Rate Debt
Mortgage notes payable	$29,952	$30,132	3.43%	0.3	1
Fannie Mae credit facilities	250,732	250,828	5.08%	3.4	8
Deferred financing costs	(1,468)	(1,627)
Total fixed rate secured debt, net	279,216	279,333	4.90%	3.1	9
Variable Rate Debt
Tax-exempt secured note payable	27,000	27,000	0.78%	16.0	1
Fannie Mae credit facilities	170,203	170,203	2.09%	4.4	6
Deferred financing costs	(554)	(572)
Total variable rate secured debt, net	196,649	196,631	1.91%	6.0	7
Total Secured Debt, net	$475,865	$475,964	3.82%	4.3	16
As of March 31, 2016, an aggregate commitment of $420.9 million of the General Partner's secured credit facilities with Fannie Mae was allocated to the Operating Partnership based on the ownership of the assets securing the debt. The entire commitment was outstanding at March 31, 2016. The Fannie Mae credit facilities mature at various dates from May 2017 through July 2023 and bear interest at floating and fixed rates. At March 31, 2016, $250.7 million of the outstanding balance was fixed and had a weighted average interest rate of 5.08% and the remaining balance of $170.2 million on these facilities had a weighted average variable interest rate of 2.09%.
The following information relates to the credit facilities allocated to the Operating Partnership (dollars in thousands):

	March 31, 2016	December 31, 2015
Borrowings outstanding	$420,935	$421,031
Weighted average borrowings during the period ended	421,108	425,522
Maximum daily borrowings during the period	421,271	431,462
Weighted average interest rate during the period ended	3.8%	3.8%
Interest rate at the end of the period	3.9%	3.8%
The Operating Partnership may from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The Operating Partnership did not have any unamortized fair value adjustments associated with the fixed rate debt instruments on the Operating Partnership's properties.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2016

Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature in August 2016 and carry interest at a rate of 3.43%.
Secured credit facilities. At March 31, 2016, the General Partner had borrowings against its fixed rate facilities of $513.5 million, of which $250.7 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of March 31, 2016, the fixed rate Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average fixed interest rate of 5.08%.
Variable Rate Debt
Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures March 2032. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 0.78% as of March 31, 2016.
Secured credit facilities. At March 31, 2016, the General Partner had borrowings against its variable rate facilities of $299.4 million, of which $170.2 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of March 31, 2016, the variable rate borrowings under the Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average floating interest rate of 2.09%.
The aggregate maturities of the Operating Partnership’s secured debt due during each of the next ten calendar years subsequent to March 31, 2016 are as follows (dollars in thousands):

	Fixed		Variable
Year	Mortgage Notes Payable	Secured Credit Facilities	Tax-Exempt Secured Notes Payable	Secured Credit Facilities	Total
2016	$29,952	$289	$—	$—	$30,241
2017	—	15,640	—	6,566	22,206
2018	—	48,872	—	96,327	145,199
2019	—	123,095	—	—	123,095
2020	—	62,836	—	—	62,836
2021	—	—	—	—	—
2022	—	—	—	—	—
2023	—	—	—	67,310	67,310
2024	—	—	—	—	—
2025	—	—	—	—	—
Thereafter	—	—	27,000	—	27,000
Subtotal	29,952	250,732	27,000	170,203	477,887
Non-cash (a)	(56)	(1,412)	(91)	(463)	(2,022)
Total	$29,896	$249,320	$26,909	$169,740	$475,865
(a) Includes the unamortized balance of fair market value adjustments, premiums/discounts, deferred hedge gains, and deferred financing costs. For the three months ended March 31, 2016 and 2015, the Operating Partnership amortized $0.2 million and $0.2 million, respectively, of deferred financing costs into Interest expense.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2016

Guarantor on Unsecured Debt
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, $300 million of medium-term notes due June 2018, $300 million of medium-term notes due October 2020, a $350 million term loan facility due January 2021, $400 million of medium-term notes due January 2022, $300 million of medium-term notes due July 2024 and $300 million of medium-term notes due October 2025. As of March 31, 2016 and December 31, 2015, the outstanding balance under the unsecured revolving credit facility was $70.0 million and $150.0 million, respectively.
6. RELATED PARTY TRANSACTIONS
Advances (To)/From the General Partner
The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had net Advances (to)/from General Partner of $(16.5) million and $(11.3) million at March 31, 2016 and December 31, 2015, respectively, which are reflected as decreases of capital on the Consolidated Balance Sheets.
Allocation of General and Administrative Expenses
The General Partner provides various general and administrative and other overhead services for the Operating Partnership including legal assistance, acquisitions analysis, marketing and advertising, and allocates these expenses to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on its pro-rata portion of UDR’s total apartment homes. The general and administrative expenses allocated to the Operating Partnership by UDR were $4.6 million and $4.2 million during the three months ended March 31, 2016 and 2015, respectively, and are included in General and administrative on the Consolidated Statements of Operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.
During the three months ended March 31, 2016 and 2015, the Operating Partnership incurred $3.6 million and $4.3 million, respectively, of related party management fees related to a management agreement entered into in 2011 with wholly-owned subsidiaries of UDR's taxable REIT subsidiaries ("TRS"). (See further discussion in paragraph below.) These related party management fees are initially recorded in General and administrative on the Consolidated Statements of Operations, and a portion related to management fees charged by UDR's TRS is reclassified to Property management on the Consolidated Statements of Operations. (See further discussion below.)
Management Fee
In 2011, the Operating Partnership entered into a management agreement with wholly owned subsidiaries of UDR's TRSs. Under the management agreement, the Operating Partnership is charged a management fee equal to 2.75% of gross rental revenues, which is classified in Property management on the Consolidated Statements of Operations.
Notes Payable to General Partner
As of March 31, 2016 and December 31, 2015, the Operating Partnership had $273.3 million of unsecured notes payable to the General Partner at annual interest rates between 4.12% and 5.34%. Certain limited partners of the Operating Partnership have provided guarantees related to these notes payable. The guarantees were provided by the limited partners in conjunction with their contribution of properties to the Operating Partnership. The notes mature on August 31, 2021, December 31, 2023 and April 1, 2026, and interest payments are made monthly. The Operating Partnership recognized interest expense on the notes payable of $3.1 million and $1.2 million during the three months ended March 31, 2016 and 2015, respectively.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2016

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

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of March 31, 2016 and December 31, 2015 are summarized as follows (dollars in thousands):

			Fair Value at March 31, 2016, Using
	Total Carrying Amount in Statement of Financial Position at March 31, 2016	Fair Value Estimate at March 31, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Derivatives - Interest rate contracts (a)	$7	$7	$—	$7	$—
Total assets	$7	$7	$—	$7	$—

Secured debt instruments - fixed rate: (b)
Mortgage notes payable	$29,952	$30,091	$—	$—	$30,091
Fannie Mae credit facilities	250,732	265,035	—	—	265,035
Secured debt instruments - variable rate: (b)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Fannie Mae credit facilities	170,203	170,203	—	—	170,203
Total liabilities	$477,887	$492,329	$—	$—	$492,329

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2016

			Fair Value at December 31, 2015, Using
	Total Carrying Amount in Statement of Financial Position at December 31, 2015	Fair Value Estimate at December 31, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Derivatives - Interest rate contracts (a)	$8	$8	$—	$8	$—
Total assets	$8	$8	$—	$8	$—

Secured debt instruments - fixed rate: (b)
Mortgage notes payable	$30,132	$30,308	$—	$—	$30,308
Fannie Mae credit facilities	250,828	263,070	—	—	263,070
Secured debt instruments - variable rate: (b)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Fannie Mae credit facilities	170,203	170,203	—	—	170,203
Total liabilities	$478,163	$490,581	$—	$—	$490,581

(a)See Note 8, Derivatives and Hedging Activity.
(b)See Note 5, Debt.
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
Although the General Partner, on behalf of the Operating Partnership, has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2016 and December 31, 2015, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2016

Financial Instruments Not Carried at Fair Value
As of March 31, 2016, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Operating Partnership using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Operating Partnership recorded no gain or loss from ineffectiveness during the three months ended March 31, 2016 and 2015.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2016

Amounts reported in Accumulated other comprehensive income/(loss), net related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is allocated to the Operating Partnership. Through March 31, 2017, we estimate that less than $0.1 million will be reclassified as an increase to interest expense.
As of March 31, 2016, the Operating Partnership had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate caps	1	$96,327
Derivatives not designated as hedges are not speculative and are used to manage the Operating Partnership’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in an adjustment to earnings of less than $0.1 million for the three months ended March 31, 2016 and 2015.
As of March 31, 2016, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	3	$98,932
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Operating Partnership’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	Asset Derivatives (included in Other assets)		Liability Derivatives (included in Other liabilities)
	Fair Value at:		Fair Value at:
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate products	$3	$4	$—	$—

Derivatives not designated as hedging instruments:
Interest rate products	$4	$4	$—	$—
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Unrealized holding gain/(loss) Recognized in OCI (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Interest expense (Effective Portion)		Gain/(Loss) Recognized in Interest expense (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2016	2015	2016	2015	2016	2015
Three Months Ended March 31,
Interest rate products	$(2)	$(51)	$(1)	$(286)	$—	$—

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2016

	Gain/(Loss) Recognized in Interest income and other income/(expense), net
Derivatives Not Designated as Hedging Instruments	2016	2015
Three Months Ended March 31,
Interest rate products	$—	$(1)
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
Certain of the General Partner’s agreements with its derivative counterparties contain provisions where if there is a change in the General Partner’s financial condition that materially changes the General Partner’s creditworthiness in an adverse manner, the General Partner may be required to fully collateralize its obligations under the derivative instrument. At March 31, 2016 and December 31, 2015, no cash collateral was posted or required to be posted by the General Partner or by a counterparty.
The General Partner also has an agreement with a derivative counterparty that incorporates the loan and financial covenant provisions of the General Partner’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with these covenant provisions would result in the General Partner being in default on any derivative instrument obligations covered by the agreement.
The General Partner has certain agreements with some of its derivative counterparties that contain a provision where in the event of default by the General Partner or the counterparty, the right of setoff may be exercised. Any amount payable to one party by the other party may be reduced by its setoff against any amounts payable by the other party. Events that give rise to default by either party may include, but are not limited to, the failure to pay or deliver payment under the derivative agreement, the failure to comply with or perform under the derivative agreement, bankruptcy, a merger without assumption of the derivative agreement, or in a merger, a surviving entity’s creditworthiness is materially weaker than the original party to the derivative agreement.
As of March 31, 2016, the fair value of derivatives in a net liability position that were allocated to the Operating Partnership, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was zero.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2016

The General Partner has elected not to offset derivative positions in the consolidated financial statements. The table below presents the effect on the Operating Partnership’s financial position had the General Partner made the election to offset its derivative positions as of March 31, 2016 and December 31, 2015:

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2016	$7	$—	$7	$—	$—	$7

December 31, 2015	$8	$—	$8	$—	$—	$8
(a) Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (b)	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Posted	Net Amount
March 31, 2016	$—	$—	$—	$—	$—	$—

December 31, 2015	$—	$—	$—	$—	$—	$—
(b) Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.
9. CAPITAL STRUCTURE
General Partnership Units
The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP Units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Limited Partnership Units. There were 110,883 General Partnership units outstanding at March 31, 2016 and December 31, 2015, all of which were held by UDR.
Limited Partnership Units
As of March 31, 2016 and December 31, 2015, there were 183,167,815 limited partnership units outstanding, of which 1,873,332 were Class A Limited Partnership Units. UDR owned 174,114,516, or 95.1%, of OP Units outstanding at March 31, 2016 and December 31, 2015, of which 121,661 were Class A Limited Partnership Units. The remaining 9,053,299, or 4.9%, of OP Units outstanding were held by non-affiliated partners at March 31, 2016 and December 31, 2015, of which 1,751,671 were Class A Limited Partnership Units.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2016

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
The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $348.8 million and $340.1 million as of March 31, 2016 and December 31, 2015, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.
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
LTIP Units
UDR grants long-term incentive plan units ("LTIP Units") to certain employees and non-employee directors. The LTIP Units represent an ownership interest in the Operating Partnership and have voting and distribution rights consistent with OP Units. The LTIP Units are subject to the terms of UDR's long-term incentive plan.
Two classes of LTIP Units are granted, Class 1 LTIP Units and Class 2 LTIP Units. Class 1 LTIP Units are granted to non-employee directors and vest after one year. Class 2 LTIP Units are granted to certain employees and vest over a period from one to three years subject to certain performance and market conditions being achieved. Vested LTIP Units may be converted into OP Units provided that such LTIP Units have been outstanding for at least two years from the date of grant.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2016

10. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Operating Partnership’s real estate commitments at March 31, 2016 (dollars in thousands):

	Number of Properties	Costs Incurred to Date (a)	Expected Costs to Complete (unaudited)
Real estate communities — redevelopment	2	$7,915	$25,085
(a)Costs incurred to date include $1.7 million of accrued fixed assets for redevelopment.

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
The Operating Partnership’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•
Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2015 and held as of March 31, 2016. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

•
Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped properties, and the non-apartment components of mixed use properties.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2016

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the three months ended March 31, 2016 and 2015.
The following table details rental income and NOI for the Operating Partnership’s reportable segments for the three months ended March 31, 2016 and 2015, and reconciles NOI to Net income/(loss) attributable to OP unitholders in the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	March 31, (a)
	2016	2015
Reportable apartment home segment rental income
Same-Store Communities
West Region	$44,601	$40,736
Mid-Atlantic Region	10,650	10,329
Northeast Region	13,006	12,389
Southeast Region	11,696	10,997
Non-Mature Communities/Other	18,833	35,644
Total consolidated rental income	$98,786	$110,095
Reportable apartment home segment NOI
Same-Store Communities
West Region	$33,628	$30,117
Mid-Atlantic Region	7,225	7,016
Northeast Region	10,057	9,686
Southeast Region	8,043	7,267
Non-Mature Communities/Other	13,599	24,029
Total consolidated NOI	72,552	78,115
Reconciling items:
Property management	(2,717)	(3,027)
Other operating expenses	(1,500)	(1,490)
Real estate depreciation and amortization	(36,791)	(44,478)
General and administrative	(5,421)	(5,639)
Casualty-related recoveries/(charges), net	—	(593)
Income/(loss) from unconsolidated entities	(13,387)	—
Interest expense	(7,605)	(10,771)
Gain/(loss) on sale of real estate owned	—	24,623
Net (income)/loss attributable to noncontrolling interests	(344)	(394)
Net income/(loss) attributable to OP unitholders	$4,787	$36,346

(a)Same-Store Community population consisted of 14,277 apartment homes.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2016

The following table details the assets of the Operating Partnership’s reportable segments as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Reportable apartment home segment assets
Same-Store Communities
West Region	$1,499,813	$1,497,867
Mid-Atlantic Region	411,730	410,710
Northeast Region	670,328	669,082
Southeast Region	322,809	321,787
Non-Mature Communities/Other	738,333	731,459
Total assets	3,643,013	3,630,905
Accumulated depreciation	(1,317,375)	(1,281,258)
Total assets - net book value	2,325,638	2,349,647
Reconciling items:
Cash and cash equivalents	1,102	3,103
Restricted cash	11,668	11,344
Investment in unconsolidated entities	148,826	166,186
Other assets	26,730	24,528
Total consolidated assets	$2,513,964	$2,554,808
Capital expenditures related to the Operating Partnership’s Same-Store Communities totaled $5.2 million and $5.3 million for the three months ended March 31, 2016 and 2015, respectively. Capital expenditures related to the Operating Partnership’s Non-Mature Communities/Other totaled $0.5 million and $3.0 million for the three months ended March 31, 2016 and 2015, respectively.
Markets included in the above geographic segments are as follows:

i.	West Region — San Francisco, Orange County, Seattle, Los Angeles, Monterey Peninsula, Other Southern California, and Portland

ii.	Mid-Atlantic Region — Metropolitan D.C. and Baltimore

iii.	Northeast Region — New York and Boston

iv.	Southeast Region — Tampa, Nashville, and Other Florida

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
The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

•general economic conditions;

•unfavorable changes in apartment market and economic conditions that could adversely affect occupancy levels and rental rates;

•the failure of acquisitions to achieve anticipated results;

•possible difficulty in selling apartment communities;

•competitive factors that may limit our ability to lease apartment homes or increase or maintain rents;

•insufficient cash flow that could affect our debt financing and create refinancing risk;

•failure to generate sufficient revenue, which could impair our debt service payments and distributions to stockholders;

•development and construction risks that may impact our profitability;

•potential damage from natural disasters, including hurricanes and other weather-related events, which could result in substantial costs to us;

•risks from extraordinary losses for which we may not have insurance or adequate reserves;

•uninsured losses due to insurance deductibles, self-insurance retention, uninsured claims or casualties, or losses in excess of applicable coverage;

•delays in completing developments and lease-ups on schedule;

•our failure to succeed in new markets;

•changing interest rates, which could increase interest costs and affect the market price of our securities;

•potential liability for environmental contamination, which could result in substantial costs to us;

•the imposition of federal taxes if we fail to qualify as a REIT under the Code in any taxable year;

•our internal control over financial reporting may not be considered effective which could result in a loss of investor confidence in our financial reports, and in turn have an adverse effect on our stock price; and

•changes in real estate laws, tax laws and other laws affecting our business.
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
At March 31, 2016, our consolidated real estate portfolio included 132 communities in 10 states plus the District of Columbia totaling 40,728 apartment homes. In addition, we had an ownership interest in 28 communities with 6,947 apartment homes through unconsolidated operating communities. The Same-Store Community apartment home population for the three months ended March 31, 2016 was 34,017.

The following table summarizes our market information by major geographic markets as of and for the three months ended March 31, 2016.

					Three Months Ended
		March 31, 2016			March 31, 2016
	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Monthly Income per Occupied Home (a)
Same-Store Communities
West Region
San Francisco, CA	9	2,230	6.8%	$630,096	96.5%	$3,302
Orange County, CA	10	3,194	8.9%	815,772	96.1%	2,187
Seattle, WA	9	1,852	5.4%	499,123	96.7%	1,952
Los Angeles, CA	4	1,225	4.8%	443,240	94.7%	2,612
Monterey Peninsula, CA	7	1,565	1.8%	165,294	95.8%	1,452
Other Southern California	3	756	1.3%	123,734	95.4%	1,687
Portland, OR	2	476	0.5%	46,992	97.1%	1,428
Mid-Atlantic Region
Metropolitan D.C.	15	4,824	11.6%	1,063,504	96.6%	1,936
Baltimore, MD	10	2,122	3.1%	288,591	96.8%	1,493
Richmond, VA	4	1,358	1.5%	141,542	96.3%	1,257
Northeast Region
New York, NY	4	1,945	14.1%	1,294,889	97.3%	4,201
Boston, MA	4	1,179	3.8%	353,963	96.0%	2,420
Southeast Region
Orlando, FL	9	2,500	2.3%	212,458	96.6%	1,158
Tampa, FL	7	2,287	2.6%	241,053	96.7%	1,265
Nashville, TN	8	2,260	2.1%	196,813	97.2%	1,160
Other Florida	1	636	0.9%	82,407	95.8%	1,481
Southwest Region
Dallas, TX	8	2,725	3.3%	305,802	97.0%	1,231
Austin, TX	3	883	1.0%	89,040	96.8%	1,319
Total/Average Same-Store Communities	117	34,017	75.8%	6,994,313	96.5%	$1,897
Non-Mature, Commercial Properties & Other	15	6,711	22.1%	2,038,885
Total Real Estate Held for Investment	132	40,728	97.9%	9,033,198
Real Estate Under Development (b)	—	—	2.1%	196,402
Total Real Estate Owned	132	40,728	100.0%	9,229,600
Total Accumulated Depreciation				(2,744,263)
Total Real Estate Owned, Net of Accumulated Depreciation				$6,485,337

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.

(b)	The Company is currently developing two wholly-owned communities with 1,101 apartment homes, of which none have been completed as of March 31, 2016.
We report in two segments: Same-Store Communities and Non-Mature Communities/Other.
Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2015 and held as of March 31, 2016. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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
On March 4, 2016, the Company sold 5,000,000 shares of its common stock for aggregate gross proceeds of approximately $173.7 million at a price per share of $34.73. Aggregate net proceeds from the sale, after deducting the underwriting discount and offering-related expenses, were approximately $173.3 million, which were used for working capital and general corporate purposes.
In April 2012, the Company entered into a new equity distribution agreement, which was amended in July 2014, under which the Company may offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents. During the three months ended March 31, 2016, the Company did not sell any shares of common stock through this program. As of March 31, 2016, we had 13.1 million shares of common stock available for future issuance under the April 2012 program.
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
As of March 31, 2016, we had approximately $146.9 million of secured debt maturing, inclusive of principal amortization, and $11.7 million of unsecured debt maturing, during the remainder of 2016.
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

Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in UDR’s Annual Report on Form 10-K, filed with the SEC on February 23, 2016. There have been no significant changes in our critical accounting policies from those reported in our Form 10-K filed with the SEC on February 23, 2016. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.
Statements of Cash Flows
The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015.
Operating Activities
For the three months ended March 31, 2016, our Net cash provided by/(used in) operating activities was $112.5 million compared to $96.0 million for the comparable period in 2015. The increase in cash flow from operating activities was primarily due to improved net operating income, primarily driven by revenue growth at communities.
Investing Activities
For the three months ended March 31, 2016, Net cash provided by/(used in) investing activities was $(45.0) million compared to $(49.5) million for the comparable period in 2015. The decrease in cash used in investing activities was primarily due to proceeds from the sale of real estate assets in 2016 and decreased cash used for the development of real estate assets, partially offset by decreased distributions from unconsolidated joint ventures.
Dispositions

During the three months ended March 31, 2016, the Company sold its 95% ownership interest in two parcels of land in Santa Monica, California for total gross proceeds of $24.0 million, resulting in total net proceeds of $22.0 million and a total gain, net of tax, of $3.1 million. There were no dispositions of consolidated assets during the three months ended March 31, 2015.
Capital Expenditures
We capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.
Total capital expenditures, which in aggregate include recurring capital expenditures and major renovations, of $19.7 million or $484 per stabilized home were spent on all of our communities, excluding development and commercial properties, for the three months ended March 31, 2016 as compared to $18.9 million or $479 per stabilized home for the comparable period in 2015.
The increase in total capital expenditures was primarily due to:

•	an increase of 13.7% or $0.9 million in revenue-enhancing capital expenditures, such as kitchen and bath remodels and upgrades to common areas, and

•	an increase of 4.8% or $0.3 million in major renovations, which were primarily attributable to the redevelopment of four wholly-owned communities with a combined budget of $45.0 million.
This increase was partially offset by:

•	an decrease of 3.9% or $0.3 million in recurring capital expenditures such as asset preservation and turnover capital expenditures.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, non-stabilized communities, and commercial properties, for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,			Per Home
	(dollars in thousands)			Three Months Ended March 31,
	2016	2015	% Change	2016	2015	% Change
Turnover capital expenditures	$2,462	$2,228	10.5%	$60	$57	5.3%
Asset preservation expenditures	4,499	5,015	(10.3)%	110	127	(13.4)%
Total recurring capital expenditures	6,961	7,243	(3.9)%	171	184	(7.1)%
Revenue enhancing improvements	7,171	6,306	13.7%	176	160	10.0%
Major renovations	5,570	5,315	4.8%	137	135	1.5%
Total capital expenditures	$19,702	$18,864	4.4%	$484	$479	1.0%
Repair and maintenance expense	$8,121	$7,311	11.1%	$199	$186	7.0%
Average number of homes (a)	40,728	39,343	3.5%

(a)	Average number of homes is calculated based on the number of stabilized homes outstanding at the end of each month.
This table reports amounts capitalized during the year. Actual capital spending is impacted by the net change in capital expenditure accruals.
We intend to continue to selectively add revenue enhancing improvements which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement. Recurring capital expenditures during 2016 are projected to be approximately $1,150 per home.
Consolidated Real Estate Under Development and Redevelopment
As of March 31, 2016, our development pipeline for two wholly-owned communities totaled 1,101 homes, of which none have been completed, with a budget of $708.5 million, in which we have a carrying value of $196.4 million. The communities are estimated to be completed during the first quarter of 2018 and first quarter of 2019.
As of March 31, 2016, the Company was redeveloping four communities in San Francisco, California, Newport Beach, California, Bellevue, Washington, and Austin, Texas, all of which are expected to be completed in the first quarter of 2017. The redevelopment includes the renovation of building exteriors, corridors, and common area amenities as well as individual apartment homes.
Unconsolidated Joint Ventures and Partnerships
The Company recognizes income or losses from our investments in unconsolidated joint ventures and partnerships consisting of our proportionate share of the net income or losses of the joint ventures and partnerships. In addition, we may earn fees for providing management services to the unconsolidated joint ventures and partnerships.
The Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the three months ended March 31, 2016, our proportionate share of the net income/(loss) of the joint ventures and partnerships was $0.7 million, our investment in unconsolidated joint ventures increased by $13.3 million primarily due to making capital contributions, and we received distributions of $8.0 million.
The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions, development or operations.
We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decreases in the value of its investments in unconsolidated joint ventures or partnerships during the three months ended March 31, 2016 and 2015.

Financing Activities
For the three months ended March 31, 2016, our Net cash provided by/(used in) financing activities was $(70.6) million compared to $(55.4) million for the comparable period of 2015.
The following significant financing activities occurred during the three months ended March 31, 2016:

•	repaid $83.3 million of 5.25% unsecured medium-term notes due January 2016;

•	sold 5,000,000 shares of common stock for aggregate gross proceeds of approximately $173.7 million at a price per share of $34.73;

•	net paydowns of $73.7 million under the Company’s unsecured revolving credit facilities; and

•	paid distributions of $72.7 million to our common stockholders.

Credit Facilities
As of March 31, 2016, the Company had three secured credit facilities with Fannie Mae with an aggregate commitment of $812.9 million at March 31, 2016. The Fannie Mae credit facilities mature at various dates from May 2017 through July 2023 and bear interest at floating and fixed rates. At March 31, 2016, $513.5 million of the outstanding balance was fixed and had a weighted average interest rate of 5.23% and the remaining balance of $299.4 million had a weighted average variable interest rate of 1.90%.

As of March 31, 2016, the Company has a $1.1 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million senior unsecured term loan facility (the “Term Loan Facility”). The credit agreement for these facilities includes an accordion feature that allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan Facility to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions, including obtaining commitments from any one or more lenders. The Revolving Credit Facility has a scheduled maturity date of January 31, 2020, with two six-month extension options, subject to certain conditions. The Term Loan Facility has a scheduled maturity date of January 29, 2021. Based on the Company’s current credit rating, the Revolving Credit Facility has an interest rate equal to LIBOR plus a margin of 90 basis points and a facility fee of 15 basis points, and the Term Loan Facility has an interest rate equal to LIBOR plus a margin of 95 basis points. As of March 31, 2016, we had $70.0 million of outstanding borrowings under the Revolving Credit Facility, leaving $1.0 billion of unused capacity (excluding $2.3 million of letters of credit at March 31, 2016), and $315 million of outstanding borrowings under the Term Loan Facility.

As of March 31, 2016, the Company has a working capital credit facility, which provides for a $30 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 1, 2019. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to LIBOR plus a margin of 90 basis points. Depending on the Company’s credit rating, the margin ranges from 85 to 155 basis points. As of March 31, 2016, we had $6.3 million of outstanding borrowings under the Working Capital Credit Facility, leaving $23.7 million of unused capacity.
The Fannie Mae credit facilities and the bank unsecured revolving credit facilities are subject to customary financial covenants and limitations, all of which we were in compliance with at March 31, 2016.
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $536.8 million in variable rate debt that is not subject to interest rate swap contracts as of March 31, 2016. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the three months ended March 31, 2016 would increase by $1.7 million based on the average balance outstanding during the period.
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
Funds from Operations, Funds from Operations as Adjusted, and Adjusted Funds from Operations

Funds from Operations

Funds from operations (“FFO”) is defined as net income attributable to common stockholders (computed in accordance with GAAP), excluding impairment write-downs of depreciable real estate or of investments in non-consolidated investees that are driven by measurable decreases in the fair value of depreciable real estate held by the investee, gains or losses from sales of real estate owned, plus real estate depreciation and amortization, and after adjustments for noncontrolling interests, unconsolidated partnerships and joint ventures. This definition conforms with the National Association of Real Estate Investment Trust’s (“NAREIT”) definition issued in April 2002. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of a REIT’s operating performance. In the computation of FFO, diluted, if OP Units, DownREIT Units, unvested restricted stock, unvested LTIP Units, stock options, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive; they are included in the diluted share count.

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
The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFO as Adjusted, and AFFO for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net income/(loss) attributable to common stockholders	$9,464	$72,891
Real estate depreciation and amortization	105,339	88,777
Noncontrolling interests	1,211	2,595
Real estate depreciation and amortization on unconsolidated joint ventures	10,350	9,850
Net gain on the sale of unconsolidated depreciable property	—	(59,073)
Net gain on the sale of depreciable real estate owned	(1,385)	—
Funds from operations (“FFO”) attributable to common stockholders and unitholders, basic	$124,979	$115,040
Distribution to preferred stockholders — Series E (Convertible)	929	931
FFO attributable to common stockholders and unitholders, diluted	$125,908	$115,971
FFO per common share and unit, basic	$0.43	$0.43
FFO per common share and unit, diluted	$0.43	$0.43
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	287,647	265,999
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	292,504	270,863

Impact of adjustments to FFO:
Acquisition-related costs/(fees), including joint ventures	$—	$199
Texas Joint Venture promote and disposition fee income	—	(9,633)
Long-term incentive plan transition costs	323	854
Net gain on the sale of non-depreciable real estate owned	(1,685)	—
Casualty-related (recoveries)/charges, including joint ventures, net	1,126	996
	$(236)	$(7,584)

FFO as Adjusted attributable to common stockholders and unitholders, diluted	$125,672	$108,387

FFO as Adjusted per common share and unit, diluted	$0.43	$0.40

Recurring capital expenditures	(6,961)	(7,243)
AFFO attributable to common stockholders and unitholders	$118,711	$101,144

AFFO per common share and unit, diluted	$0.41	$0.37

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 (shares in thousands):

	Three Months Ended
	March 31,
	2016	2015
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	287,647	265,999
Weighted average number of OP/DownREIT Units outstanding	(25,191)	(9,165)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	262,456	256,834

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	292,504	270,863
Weighted average number of OP/DownREIT Units outstanding	(25,191)	(9,165)
Weighted average number of Series E preferred shares outstanding	(3,028)	(3,036)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	264,285	258,662
A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net cash provided by/(used in) operating activities	$112,489	$96,018
Net cash provided by/(used in) investing activities	$(44,954)	$(49,538)
Net cash provided by/(used in) financing activities	$(70,609)	$(55,430)
Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015.
Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $9.5 million ($0.04 per diluted share) for the three months ended March 31, 2016 as compared to $72.9 million ($0.28 per diluted share) for the comparable period in the prior year. The decrease resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•
a decrease in income from unconsolidated entities of $58.5 million due to the sale of the eight communities held by the Texas Joint Venture, which resulted in a gain of $59.1 million, during the three months end March 31, 2015;

•	a decrease in joint venture management fees attributable to the promote and fee income of $9.6 million recognized in connection with the sale of the Texas Joint Venture in 2015; and

•
an increase in depreciation expense of $16.6 million due to homes delivered from our development and redevelopment communities and communities acquired in 2015, partially offset by a decrease from sold communities and fully depreciated assets.

This was partially offset by:

•
an increase in total property NOI of $20.6 million primarily due to higher revenue per occupied home and NOI from the homes placed in service related to development and redevelopment projects completed in 2016 and 2015, and;

•	gains (net of tax) of $3.1 million on the sale of two parcels of land in Santa Monica, California, during the three months ended March 31, 2016.
Apartment Community Operations
Our net income results are primarily from NOI generated from the operation of our apartment communities.
The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31, (a)
	2016	2015	% Change
Same-Store Communities:
Same-store rental income	186,745	175,487	6.4%
Same-store operating expense (b)	(53,781)	(52,361)	2.7%
Same-store NOI	132,964	123,126	8.0%

Non-Mature Communities/Other NOI:
Acquired communities NOI	11,995	563	2,030.6%
Sold or held for disposition communities NOI	233	6,859	(96.6)%
Developed communities NOI	5,314	259	1,951.7%
Redeveloped communities NOI	10,849	10,533	3.0%
Commercial NOI and other	2,779	2,235	24.3%
Total non-mature communities/other NOI	31,170	20,449	52.4%

Total Property NOI	$164,134	$143,575	14.3%

(a)Same-Store Community population consisted of 34,017 apartment homes.
(b)Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of total property NOI to Net income/(loss) attributable to UDR, Inc. for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015
Total property NOI	$164,134	$143,575
Joint venture management and other fees	2,858	12,706
Property management	(6,379)	(5,694)
Other operating expenses	(1,752)	(1,766)
Real estate depreciation and amortization	(105,339)	(88,777)
General and administrative	(13,844)	(12,152)
Casualty-related recoveries/(charges), net	—	(996)
Other depreciation and amortization	(1,553)	(1,623)
Income/(loss) from unconsolidated entities	679	59,159
Interest expense	(31,104)	(28,800)
Interest income and other income/(expense), net	431	360
Tax benefit/(provision), net	403	425
Gain/(loss) on sale of real estate owned, net of tax	3,070	—
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(905)	(2,588)
Net (income)/loss attributable to noncontrolling interests	(306)	(7)
Net income/(loss) attributable to UDR, Inc.	$10,393	$73,822
Same-Store Communities
Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2015 and held as of March 31, 2016) consisted of 34,017 apartment homes for both periods and provided 81.0% and 85.8% of our total NOI for the three months ended March 31, 2016 and 2015, respectively.
Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015
NOI for our Same-Store Community properties increased 8.0% or $9.8 million for the three months ended March 31, 2016 compared to the same period in 2015. The increase in property NOI was attributable to a 6.4% or $11.3 million increase in property rental income, which was partially offset by a 2.7% or $1.4 million increase in operating expenses. The increase in property income was primarily driven by a 6.3% or $10.5 million increase in rental rates and an 5.4% or $0.7 million increase in reimbursement and fee income. Physical occupancy decreased 0.2% to 96.5% and total monthly income per occupied home increased 6.7% to $1,897.
The increase in operating expenses was primarily driven by a 4.5% or $0.9 million increase in real estate taxes, and a 3.4% or $0.4 million increase in personnel costs.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 71.2% for the three months ended March 31, 2016 as compared to 70.2% for the comparable period in 2015.
Non-Mature Communities/Other
UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped properties, and the non-apartment components of mixed use properties.

Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015
The remaining 19.0% or $31.2 million of our total NOI during the three months ended March 31, 2016 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 52.4% or $10.7 million for the three months ended March 31, 2016 as compared to the same period in 2015. The increase was primarily driven by an increase in NOI of $5.1 million and $0.3 million from developed and redeveloped communities, respectively, completed in 2015 and 2016 and an increase of $11.4 million from acquired communities, which was partially offset by a decrease in NOI of $6.6 million from communities sold in 2015 and 2016.

Joint Venture Management and Other Fees

For the three months ended ended March 31, 2016 and 2015, we recognized income from joint venture management and other fees of $2.9 million and $12.7 million, respectively. The decrease in income in 2016 as compared to 2015 was attributable to the promote and fee income of $9.6 million recognized in connection with the sale of the Texas Joint Venture in 2015.
Real Estate Depreciation and Amortization
During the three months ended March 31, 2016, real estate depreciation and amortization increased 18.7% or $16.6 million as compared to the comparable period in 2015. The increase in depreciation and amortization for the three months ended March 31, 2016 was primarily due to homes delivered from our development and redevelopment communities and communities acquired in 2015, partially offset by a decrease from sold communities and fully depreciated assets.

General and Administrative

For the three months ended March 31, 2016, general and administrative expense increased 13.9% or $1.7 million as compared to the comparable period in 2015. The increase in general and administrative expense for the three months ended March 31, 2016 was primarily due to an increase in healthcare costs and salary and benefit increases.

Income/(Loss) from Unconsolidated Entities

For the three months ended ended March 31, 2016 and 2015, we recognized income from unconsolidated entities of $0.7 million and $59.2 million, respectively. This income relates to our investments in unconsolidated joint ventures and partnerships. The decrease in income in 2016 as compared to 2015 was primarily due to the sale of eight communities held by the Texas Joint Venture in 2015, which generated gains of $59.1 million.

Interest Expense
For the three months ended March 31, 2016, interest expense increased by 8.0% or $2.3 million as compared to the comparable period in 2015. The increase in interest expense for the three months ended March 31, 2016 was primarily due to the replacement of debt at higher interest rates.

Gain/(Loss) on Sale of Real Estate Owned, Net of Tax
During the three months ended March 31, 2016, the Company recognized gains (net of tax) of $3.1 million on the sale of two parcels of land in Santa Monica, California. During the three months ended March 31, 2015, the Company did not have any sales of consolidated real estate owned.

Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, the majority of our leases are for a term of fourteen months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three months ended March 31, 2016.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.
United Dominion Realty, L.P.:
Business Overview
United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”) is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At March 31, 2016, the Operating Partnership’s real estate portfolio included 56 communities located in eight states and the District of Columbia with a total of 16,974 apartment homes.
As of March 31, 2016, UDR owned 110,883 units of our general limited partnership interests and 174,114,516 units of our limited partnership interests (the “OP Units”), or approximately 95.1% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this section to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries. In this section, we refer to the General Partner together with its consolidated subsidiaries (including us) and the General Partner’s consolidated joint ventures as “UDR” or the “General Partner.”
UDR is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in June 2003. At March 31, 2016, the General Partner’s consolidated real estate portfolio included 132 communities located in 10 states and the District of Columbia with a total of 40,728 apartment homes. In addition, the General Partner had an ownership interest in 28 communities with 6,947 completed apartment homes through unconsolidated operating communities.
The Operating Partnership’s same-store community apartment home population for the three months ended March 31, 2016 was 14,277.

The following table summarizes our market information by major geographic markets as of March 31, 2016:

					Three Months Ended
		March 31, 2016			March 31, 2016
Same-Store Communities	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Monthly Income per Occupied Home (a)
West Region
San Francisco, CA	7	1,688	10.6%	$385,178	96.4%	$2,841
Orange County, CA	6	2,052	13.3%	485,912	96.1%	2,108
Seattle, WA	5	932	5.9%	216,017	96.5%	1,753
Los Angeles, CA	2	344	3.0%	108,958	94.5%	2,433
Monterey Peninsula, CA	7	1,565	4.5%	165,294	95.8%	1,452
Other Southern California	2	516	2.5%	91,462	95.1%	1,807
Portland, OR	2	476	1.3%	46,992	97.1%	1,427
Mid-Atlantic Region
Metropolitan D.C.	4	1,315	7.8%	283,309	96.7%	1,894
Baltimore, MD	4	816	3.5%	128,421	96.8%	1,445
Northeast Region
New York, NY	2	996	16.5%	601,528	97.0%	3,779
Boston, MA	1	387	1.9%	68,800	95.9%	1,842
Southeast Region
Tampa, FL	2	942	2.8%	102,401	96.8%	1,333
Nashville, TN	6	1,612	3.8%	138,001	97.0%	1,139
Other Florida	1	636	2.3%	82,407	95.8%	1,481
Total/Average Same-Store Communities	51	14,277	79.7%	2,904,680	96.4%	$1,937
Non-Mature, Commercial Properties & Other	5	2,697	20.3%	738,333
Total Real Estate Owned	56	16,974	100.0%	3,643,013
Total Accumulated Depreciation				(1,317,375)
Total Real Estate Owned, Net of Accumulated Depreciation				$2,325,638

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.
We report in two segments: Same-Store Communities and Non-Mature Communities/Other.
Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2015 and held as of March 31, 2016. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
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
As of March 31, 2016, the Operating Partnership had approximately $30.2 million of principal payments on secured debt maturing during the remainder of 2016. We anticipate that we will repay that debt with operating cash flows or proceeds from borrowings allocated to us under our General Partner’s credit agreements. The repayment of debt will be recorded as an offset to the Advances (to)/from General Partner.
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
Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Operating Partnership’s current Report on Form 10-K, filed with the SEC on February 23, 2016. There have been no significant changes in our critical accounting policies from those reported. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.
Statements of Cash Flows
The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015.
Operating Activities
For the three months ended March 31, 2016, Net cash provided by/(used in) operating activities was $60.5 million compared to $57.5 million for the comparable period in 2015. The increase in cash flow from operating activities was primarily due to improved operating income, primarily driven by revenue growth at communities.

Investing Activities
For the three months ended March 31, 2016, Net cash provided by/(used in) investing activities was $(6.8) million compared to $(16.9) million for the comparable period in 2015. The decrease in cash used in investing activities was primarily due to lower development expenditures and increased distributions received from unconsolidated entities, partially offset by increased capital expenditures.
Real Estate Under Development and Redevelopment
At March 31, 2016, the Operating Partnership was redeveloping two communities in San Francisco, California and Newport Beach, California, both of which are expected to be completed in the first quarter of 2017. The redevelopments include the renovation of building exteriors, corridors, and common area amenities as well as individual apartment homes.
Financing Activities
For the three months ended March 31, 2016, our Net cash provided by/(used in) financing activities was $(55.8) million compared to $(40.3) million for the comparable period of 2015. The increase in cash used in financing activities was primarily due to an increase in advances to the General Partner.
Credit Facilities
As of March 31, 2016, an aggregate commitment of $420.9 million of the General Partner's secured credit facilities with Fannie Mae was allocated to the Operating Partnership based on the ownership of the assets securing the debt. The entire commitment was outstanding at March 31, 2016. The Fannie Mae credit facilities mature at various dates from May 2017 through July 2023 and bear interest at floating and fixed rates. At March 31, 2016, $250.7 million of the outstanding balance was fixed at a weighted average interest rate of 5.08% and the remaining balance of $170.2 million on these facilities had a weighted average variable interest rate of 2.09%.
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, $300 million of medium-term notes due June 2018, $300 million of medium-term notes due October 2020, a $350 million term loan facility due January 2021, $400 million of medium-term notes due January 2022, $300 million of medium-term notes due July 2024 and $300 million of medium-term notes due October 2025. As of March 31, 2016 and December 31, 2015, the outstanding balance under the unsecured revolving credit facility was $70.0 million and $150.0 million, respectively.
The credit facilities are subject to customary financial covenants and limitations.
Derivative Instruments
As part of our General Partner’s overall interest rate risk management strategy, our General Partner uses derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. Our General Partner’s derivative transactions used for interest rate risk management include interest rate swaps with indexes that relate to the pricing of specific debt instruments of our General Partner that are allocated to the Operating Partnership. The General Partner believes that we have appropriately controlled our interest rate risk through the use of derivative instruments (allocated to the Operating Partnership based on the General Partner’s underlying debt instruments allocated to the Operating Partnership) to minimize any unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three months ended March 31, 2016 (see Note 8, Derivatives and Hedging Activity, in the Notes to the Operating Partnership’s Consolidated Financial Statements included in this Report).
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $196.6 million in variable rate debt that is not subject to interest rate swap contracts as of March 31, 2016. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the three months ended March 31, 2016 would increase by $0.5 million based on the average balance outstanding during the period.

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
Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015.
Net Income/(Loss) Attributable to OP Unitholders
Net income attributable to OP unitholders was $4.8 million ($0.03 per diluted OP Unit) for the three months ended March 31, 2016 as compared to net income of $36.3 million ($0.20 per diluted OP Unit) for the comparable period in the prior year. The decrease in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•	no sales of real estate owned during the the three months ended March 31, 2016, as compared to a gain on the sale of real estate owned of $24.6 million during the three months ended March 31, 2015;

•	losses from unconsolidated entities of $13.4 million for the three months ended March 31, 2016 as a result of the formation of the DownREIT Partnership in the fourth quarter of 2015; and

•
a decrease of $5.6 million in total property NOI primarily due to fewer consolidated apartment homes as a result of the deconsolidation of communities contributed to the DownREIT Partnership during 2015.

This was partially offset by:

•	a decrease in real estate depreciation and amortization expense of $7.7 million due to the deconsolidation of communities contributed to the DownREIT Partnership; and

•	a decrease in interest expense of $3.2 million due to the deconsolidation of debt balances related to communities contributed to the DownREIT Partnership.

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

The following table summarizes the operating performance of our total portfolio for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended
	March 31, (a)
	2016	2015	% Change
Same-Store Communities:
Same-store rental income	$79,953	$74,451	7.4%
Same-store operating expense (b)	(21,000)	(20,365)	3.1%
Same-store NOI	58,953	54,086	9.0%

Non-Mature Communities/Other NOI:
Acquired Communities NOI	1,788	—	N/A
Sold and held for sale communities NOI	—	13,497	(100.0)%
Developed communities NOI	1,155	339	240.7%
Redeveloped communities NOI	9,624	9,179	4.8%
Commercial NOI and other	1,032	1,014	1.8%
Total non-mature communities/other NOI	13,599	24,029	(43.4)%

Total Property NOI	$72,552	$78,115	(7.1)%

(a)	Same-Store Community population consisted of 14,277 apartment homes.

(b)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of total property NOI to Net income/(loss) attributable to OP unitholders for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015
Total property NOI	$72,552	$78,115
Property management	(2,717)	(3,027)
Other operating expenses	(1,500)	(1,490)
Real estate depreciation and amortization	(36,791)	(44,478)
General and administrative	(5,421)	(5,639)
Casualty-related recoveries/(charges), net	—	(593)
Income/(loss) from unconsolidated entities	(13,387)	—
Interest expense	(7,605)	(10,771)
Gain/(loss) on sale of real estate owned	—	24,623
Net (income)/loss attributable to noncontrolling interests	(344)	(394)
Net income/(loss) attributable to OP unitholders	$4,787	$36,346
Same-Store Communities
Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2015 and held as of March 31, 2016) consisted of 14,277 apartment homes and provided 81.3% and 69.2% of our total NOI for the three months ended March 31, 2016 and 2015, respectively.

Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015
NOI for our Same-Store Community properties increased 9.0% or $4.9 million for the three months ended March 31, 2016 compared to the same period in 2015. The increase in property NOI was primarily attributable to a 7.4% or $5.5 million increase in property rental income, which was partially offset by a 3.1% or $0.6 million increase in operating expenses. The increase in revenues was primarily driven by a 7.8% or $5.5 million increase in rental rates. Physical occupancy decreased 0.5% to 96.4% and total income per occupied home increased 8.0% to $1,937 for the three months ended March 31, 2016 compared to the same period in 2015.
The increase in property operating expenses was primarily driven by a 4.0% or $0.2 million increase in personnel costs and a 6.7% or $0.2 million increase in utilities expense compared to the same period in 2015.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 73.7% for the three months ended March 31, 2016 as compared to 72.6% for the comparable period in 2015.
Non-Mature Communities/Other
The Operating Partnership’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.
Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015
The remaining 18.7% or $13.6 million of our total NOI during the three months ended March 31, 2016 was generated from our Non-Mature Communities. NOI from Non-Mature Communities decreased 43.4% or $10.4 million for the three months ended March 31, 2016 compared to the same period in 2015. The decrease was primarily driven by a decrease in NOI of $13.5 million from sold and held for sale communities, which was partially offset by an increase in NOI from acquired communities of $1.8 million and an increase in NOI from developed properties of $0.8 million.
Real Estate Depreciation and Amortization
For the three months ended March 31, 2016, real estate depreciation and amortization decreased by 17.3% or $7.7 million, as compared to the comparable period in 2015. The decrease in depreciation and amortization for the three months ended March 31, 2016 was primarily due to the deconsolidation of communities contributed to the DownREIT Partnership during 2015, partially offset by homes delivered from our development and redevelopment properties.

Interest Expense

For the three months ended March 31, 2016, interest expense decreased by 29.4% or $3.2 million, as compared to the comparable period in 2015. The decrease in interest expense for the three months ended March 31, 2016 was primarily due to lower loan balances as a result of seven communities, and their related debt, being deconsolidated in 2015 in connection with the formation of the DownREIT Partnership.

Gain/(Loss) on Sale of Real Estate Owned

During the three months ended March 31, 2016, the Operating Partnership did not have any sales of consolidated real estate owned. During the three months ended March 31, 2015, the Operating Partnership recognized $24.6 million in deferred gains from the sale of the communities in the Texas Joint Venture.

Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three months ended March 31, 2016.
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
See our Annual Report on Form 10-K for the year ended December 31, 2015 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2016, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.
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
Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in partnerships and joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. We currently have 16 active joint ventures and partnerships, including our participating loan investment and preferred equity investment, with a total equity investment of $944.9 million. We could become engaged in a dispute with one or more of our partners which might affect our ability to operate a jointly-owned property. Moreover, partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners might refuse to make capital contributions when due and we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners’ interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process.
We are also subject to risk in cases where an institutional owner is our partner, including (i) a deadlock if we and our partner are unable to agree upon certain major and other decisions, (ii) the limitation of our ability to liquidate our position in the partnership or joint venture without the consent of the other partner, and (iii) the requirement to provide guarantees in favor of lenders with respect to the indebtedness of the joint venture.
We may not be permitted to dispose of certain properties or pay down the indebtedness associated with those properties when we might otherwise desire to do so without incurring additional costs. In connection with certain property acquisitions, we have agreed with the sellers that we will not dispose of the acquired properties or reduce the mortgage indebtedness on such properties for significant periods of time unless we pay certain of the resulting tax costs of the sellers, and we may enter into similar agreements in connection with future property acquisitions. These agreements could result in us retaining properties that we would otherwise sell or not paying down or refinancing indebtedness that we would otherwise pay down or refinance. However, subject to certain conditions, we retain the right to substitute other property or debt to meet these obligations to the sellers.

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
Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of March 31, 2016, UDR had approximately $536.8 million of variable rate indebtedness outstanding, which constitutes approximately 15.7% of total outstanding indebtedness as of such date. As of March 31, 2016, the Operating Partnership had approximately $197.2 million of variable rate indebtedness outstanding, which constitutes approximately 41.3% of total outstanding indebtedness to third parties as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of UDR’s common and preferred stock and debt securities.
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

During the three months ended March 31, 2016, we did not issue any shares of our common stock upon redemption of OP Units.
Repurchase of Equity Securities
In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended March 31, 2016.

Period	Total Number of Shares Purchased	Weighted Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510
January 1, 2016 through January 31, 2016	—	—	—	15,032,510
February 1, 2016 through February 29, 2016	—	—	—	15,032,510
March 1, 2016 through March 31, 2016	—	—	—	15,032,510
Balance as of March 31, 2016	9,967,490	$22.00	9,967,490	15,032,510

(a)
This number reflects the amount of shares that were available for purchase under our 10,000,000 share repurchase program authorized in February 2006 and our 15,000,000 share repurchase program authorized in January 2008.

During the three months ended March 31, 2016, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 through January 31, 2016	20,389	$36.97	N/A	N/A
February 1, 2016 through February 29, 2016	90,876	34.56	N/A	N/A
March 1, 2016 through March 31, 2016	—	—	N/A	N/A
Total	111,265	$35.00

(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.

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

UDR, Inc.
Date:	April 26, 2016	/s/ Shawn G. Johnston
Shawn G. Johnston Chief Accounting Officer and Vice President (Principal Accounting Officer)

United Dominion Realty, L.P.
		By:	UDR, Inc., its general partner
Date:	April 26, 2016	/s/ Shawn G. Johnston
Shawn G. Johnston Chief Accounting Officer and Vice President (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Restatement of UDR, Inc. (incorporated by reference to Exhibit 3.09 to UDR, Inc.’s Current Report on Form 8-K dated July 27, 2005 and filed with the SEC on August 1, 2005).

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
3.14
Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of December 4, 2015 (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 4, 2015 and filed with the SEC on December 10, 2015).

3.15
Amended and Restated Bylaws of UDR, Inc. (as amended through November 6, 2015) (incorporated by reference to Exhibit 3.1 to UDR, Inc.’s Current Report on Form 8-K dated November 6, 2015 and filed with the SEC on November 13, 2015).

10.1*	Indemnification Agreement by and between UDR, Inc. and each of its directors and officers listed on Schedule A thereto.

10.2*	Class 1 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.22 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.3*	Notice of Class 2 LTIP Unit Award (incorporated by reference to Exhibit 10.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015).

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of UDR, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges of United Dominion Realty, L.P.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR Inc., general partner of United Dominion Realty, L.P.

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR Inc., general partner of United Dominion Realty, L.P.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.

32.3	Section 1350 Certification of the Chief Executive Officer of UDR Inc., general partner of United Dominion Realty, L.P.

32.4	Section 1350 Certification of the Chief Financial Officer of UDR Inc., general partner of United Dominion Realty, L.P.

101
XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended March 31, 2016, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., (vi) notes to consolidated financial statements of UDR, Inc., (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of comprehensive income/(loss) of United Dominion Realty, L.P., (x) consolidated statements of changes in capital of United Dominion Realty, L.P., (xi) consolidated statements of cash flows of United Dominion Realty, L.P., and (xii) notes to consolidated financial statements of United Dominion Realty, L.P.

* Management Contract or Compensatory Plan or Arrangement