Form 10-Q
period 2016-09-30
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2016-10-26
CIK 74208, 1018254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of October 24, 2016 was 267,248,398.

UDR, INC.
UNITED DOMINION REALTY, L.P.

EXPLANATORY NOTE
This Report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2016 of UDR, Inc., a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR, Inc. is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company,” “UDR” or “UDR, Inc.” refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including United Dominion Realty, L.P. and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”), a Delaware limited partnership of which UDR is the sole general partner. The DownREIT Partnership was formed in conjunction with certain acquisitions from Home Properties, L.P., a New York limited partnership, by UDR in October 2015. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or the “OP” refer to United Dominion Realty, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership and the DownREIT Partnership are referred to as the “OP Units” and “DownREIT Units,” and the holders of the OP Units and DownREIT Units are referred to as “unitholders.” This combined Form 10-Q is being filed separately by UDR and the Operating Partnership.
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
As of September 30, 2016, UDR owned 110,883 units (100%) of the general partnership interests of the Operating Partnership and 174,116,596 units (approximately 95.1%) of the limited partnership interests of the Operating Partnership. UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are provided for each of UDR and the Operating Partnership.

UDR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$8,984,369	$9,053,599
Less: accumulated depreciation	(2,849,902)	(2,646,044)
Real estate held for investment, net	6,134,467	6,407,555
Real estate under development (net of accumulated depreciation of $0 and $0, respectively)	294,844	124,072
Real estate held for disposition (net of accumulated depreciation of $91,435 and $830, respectively)	51,052	11,775
Total real estate owned, net of accumulated depreciation	6,480,363	6,543,402
Cash and cash equivalents	3,301	6,742
Restricted cash	21,233	20,798
Funds held in escrow from Internal Revenue Code Section 1031 exchanges	87,162	—
Notes receivable, net	19,694	16,694
Investment in and advances to unconsolidated joint ventures, net	917,941	938,906
Other assets	121,475	137,302
Total assets	$7,651,169	$7,663,844

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$1,048,993	$1,376,945
Unsecured debt, net	2,495,397	2,193,850
Real estate taxes payable	36,030	18,786
Accrued interest payable	28,135	29,162
Security deposits and prepaid rent	37,300	36,330
Distributions payable	86,959	80,368
Accounts payable, accrued expenses, and other liabilities	91,601	81,356
Total liabilities	3,824,415	3,816,797

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	900,756	946,436

Equity:
Preferred stock, no par value; 50,000,000 shares authorized:
8.00% Series E Cumulative Convertible; 2,796,903 shares issued and outstanding at September 30, 2016 and December 31, 2015	46,457	46,457
Series F; 16,291,246 and 16,452,496 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1	1
Common stock, $0.01 par value; 350,000,000 shares authorized:
267,222,186 and 261,844,521 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	2,672	2,618
Additional paid-in capital	4,631,539	4,447,816
Distributions in excess of net income	(1,746,617)	(1,584,459)
Accumulated other comprehensive income/(loss), net	(11,146)	(12,678)
Total stockholders’ equity	2,922,906	2,899,755
Noncontrolling interests	3,092	856
Total equity	2,925,998	2,900,611
Total liabilities and equity	$7,651,169	$7,663,844
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES:
Rental income	$240,255	$217,765	$708,380	$637,576
Joint venture management and other fees	2,997	3,653	8,473	19,457
Total revenues	243,252	221,418	716,853	657,033
OPERATING EXPENSES:
Property operating and maintenance	41,852	39,478	119,872	113,922
Real estate taxes and insurance	28,047	24,722	86,703	76,082
Property management	6,607	5,988	19,480	17,533
Other operating expenses	1,636	2,639	5,280	6,174
Real estate depreciation and amortization	105,802	90,568	317,078	269,689
General and administrative	11,826	15,824	36,505	41,697
Casualty-related charges/(recoveries), net	205	541	1,834	2,380
Other depreciation and amortization	1,526	1,457	4,565	4,780
Total operating expenses	197,501	181,217	591,317	532,257
Operating income	45,751	40,201	125,536	124,776
Income/(loss) from unconsolidated entities	15,285	2,691	16,289	61,277
Interest expense	(31,954)	(30,232)	(93,736)	(88,705)
Interest income and other income/(expense), net	478	402	1,449	1,144
Income/(loss) before income taxes and gain/(loss) on sale of real estate owned	29,560	13,062	49,538	98,492
Tax benefit/(provision), net	(94)	633	711	2,462
Income/(loss) from continuing operations	29,466	13,695	50,249	100,954
Gain/(loss) on sale of real estate owned, net of tax	—	—	10,385	79,042
Net income/(loss)	29,466	13,695	60,634	179,996
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(2,459)	(405)	(4,974)	(6,022)
Net (income)/loss attributable to noncontrolling interests	(51)	1	(365)	(6)
Net income/(loss) attributable to UDR, Inc.	26,956	13,291	55,295	173,968
Distributions to preferred stockholders — Series E (Convertible)	(929)	(930)	(2,787)	(2,792)
Net income/(loss) attributable to common stockholders	$26,027	$12,361	$52,508	$171,176

Common distributions declared per share	$0.2950	$0.2775	$0.8850	$0.8325

Income/(loss) per weighted average common share:
Basic	$0.10	$0.05	$0.20	$0.66
Diluted	$0.10	$0.05	$0.20	$0.66

Weighted average number of common shares outstanding:
Basic	266,301	259,114	265,013	257,940
Diluted	268,305	261,207	266,925	260,020
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income/(loss)	$29,466	$13,695	$60,634	$179,996
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	1,090	(5,707)	(1,684)	(7,072)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	914	536	2,792	1,565
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	2,004	(5,171)	1,108	(5,507)
Comprehensive income/(loss)	31,470	8,524	61,742	174,489
Comprehensive (income)/loss attributable to noncontrolling interests	(2,686)	(230)	(4,915)	(5,853)
Comprehensive income/(loss) attributable to UDR, Inc.	$28,784	$8,294	$56,827	$168,636

See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss), net	Noncontrolling Interests	Total
Balance at December 31, 2015	$46,458	$2,618	$4,447,816	$(1,584,459)	$(12,678)	$856	$2,900,611
Net income/(loss) attributable to UDR, Inc.	—	—	—	55,295	—	—	55,295
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	310	310
Disposition of noncontrolling interests in consolidated real estate	—	—	—	—	—	(1,155)	(1,155)
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	102	102
Long-Term Incentive Plan Unit grants	—	—	—	—	—	2,979	2,979
Other comprehensive income/(loss)	—	—	—	—	1,532	—	1,532
Issuance/(forfeiture) of common and restricted shares, net	—	2	4,563	—	—	—	4,565
Issuance of common shares through public offering	—	50	173,188	—	—	—	173,238
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	2	5,972	—	—	—	5,974
Common stock distributions declared ($0.8850 per share)	—	—	—	(236,262)	—	—	(236,262)
Preferred stock distributions declared-Series E ($0.9966 per share)	—	—	—	(2,787)	—	—	(2,787)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	21,596	—	—	21,596
Balance at September 30, 2016	$46,458	$2,672	$4,631,539	$(1,746,617)	$(11,146)	$3,092	$2,925,998
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating Activities
Net income/(loss)	$60,634	$179,996
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	321,643	274,469
(Gain)/loss on sale of real estate owned, net of tax	(10,385)	(79,042)
Tax (benefit)/provision, net	(711)	(2,462)
(Income)/loss from unconsolidated entities	(16,289)	(61,277)
Amortization of share-based compensation	10,536	14,439
Other	26,914	5,780
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(10,594)	(10,026)
Increase/(decrease) in operating liabilities	1,374	(16,075)
Net cash provided by/(used in) operating activities	383,122	305,802

Investing Activities
Acquisition of real estate assets	(23,003)	—
Proceeds from sale of real estate investments, net	21,901	90,543
Development of real estate assets	(136,555)	(91,385)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(59,729)	(80,119)
Capital expenditures — non-real estate assets	(4,447)	(2,684)
Investment in unconsolidated joint ventures	(29,832)	(195,607)
Distributions received from unconsolidated joint ventures	32,472	53,185
Transfers to escrow for Internal Revenue Code Section 1031 exchanges	(69,409)	—
Purchase deposits on pending acquisitions	—	(1,000)
(Issuance)/repayment of notes receivable	(3,000)	(1,125)
Net cash provided by/(used in) investing activities	(271,602)	(228,192)

Financing Activities
Payments on secured debt	(352,814)	(6,861)
Proceeds from the issuance of secured debt	25,000	—
Payments on unsecured debt	(95,053)	(325,429)
Proceeds from the issuance of unsecured debt	300,000	299,310
Net proceeds/(repayment) of revolving bank debt	96,925	(42,500)
Proceeds from the issuance of common shares through public offering, net	173,238	210,131
Distributions paid to redeemable noncontrolling interests	(22,179)	(7,761)
Distributions paid to preferred stockholders	(2,783)	(2,792)
Distributions paid to common stockholders	(230,094)	(210,458)
Other	(7,201)	(5,153)
Net cash provided by/(used in) financing activities	(114,961)	(91,513)
Net increase/(decrease) in cash and cash equivalents	(3,441)	(13,903)
Cash and cash equivalents, beginning of period	6,742	15,224
Cash and cash equivalents, end of period	$3,301	$1,321

	Nine Months Ended
	September 30,
	2016	2015
Supplemental Information:
Interest paid during the period, net of amounts capitalized	$95,808	$101,618

Non-cash transactions:
Transfer of investment in and advances to unconsolidated joint ventures to real estate owned	$14,849	$—
Acquisition of real estate	—	24,067
Fair value adjustment of debt acquired as part of acquisition of real estate	—	1,363
Development costs and capital expenditures incurred but not yet paid	44,564	13,922
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interest to common stock (163,330 shares in 2016 and 112,174 shares in 2015)	5,974	3,818
See accompanying notes to consolidated financial statements.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

1. BASIS OF PRESENTATION
Basis of Presentation
UDR, Inc., collectively with our consolidated subsidiaries (“UDR,” the “Company,” “we,” “our,” or “us”), is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of September 30, 2016, there were 183,278,698 units in the Operating Partnership outstanding, of which 174,227,479 units, or 95.1%, were owned by UDR and 9,051,219 units, or 4.9%, were owned by limited partners. As of September 30, 2016, there were 32,367,380 units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 16,390,657, or 50.6%, were owned by UDR (of which, 13,470,651, or 41.6%, were held by the Operating Partnership) and 15,976,723, or 49.4%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of September 30, 2016, and results of operations for the three and nine months ended September 30, 2016 and 2015 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2015 appearing in UDR’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2016.
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

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those in Note 3, Real Estate Owned, and Note 5, Joint Ventures and Partnerships.
2. SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The ASU addresses specific cash flow items with the objective of reducing existing diversity in practice, including the treatment of distributions received from equity method investees. The updated standard will be effective for the Company on January 1, 2018 and must be applied retrospectively to all periods presented; early adoption is permitted. The Company does not expect the updated standard to have a material impact on the consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, and to present the net amount of the financial instrument expected to be collected. The updated standard will be effective for the

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016

Company on January 1, 2020; early adoption is permitted on January 1, 2019. The Company is currently evaluating the effect that the updated standard will have on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU aims to simplify the accounting for share-based payments by amending the accounting for forfeitures, statutory tax withholding requirements, classification in the statements of cash flow and income taxes. The updated standard will be effective for the Company on January 1, 2017, with early adoption permitted. The update requires a prospective, retrospective or modified retrospective approach, depending on the type of amendment. The Company does not expect the updated standard to have a material impact on the consolidated financial statements and related disclosures.

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
SEPTEMBER 30, 2016

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
Notes Receivable

The following table summarizes our notes receivable, net as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	Interest rate at	Balance outstanding
	September 30, 2016	September 30, 2016	December 31, 2015
Note due February 2020 (a)	10.00%	$12,994	$12,994
Note due July 2017 (b)	8.00%	2,500	2,500
Note due October 2020 (c)	8.00%	1,200	1,200
Note due April 2021 (d)	10.00%	3,000	—
Total notes receivable, net		$19,694	$16,694
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016

(d) In April 2016, the Company entered into a secured note receivable with an unaffiliated third party with an aggregate commitment of $15.0 million. During the nine months ended September 30, 2016, the Company loaned $3.0 million. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $25.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (April 2021).
The Company recognized $0.5 million and $0.4 million of interest income from notes receivable during the three months ended September 30, 2016 and 2015, respectively, and $1.3 million and $1.1 million during the nine months ended September 30, 2016 and 2015, respectively, none of which was related party interest income. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.
Comprehensive Income/(Loss)
Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and nine months ended September 30, 2016 and 2015, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 10, Derivatives and Hedging Activity, for further discussion.
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
Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of September 30, 2016, UDR’s net deferred tax asset was $8.5 million (net of a valuation allowance of $0.1 million), which is included in Other assets on the Consolidated Balance Sheets.
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
UDR had no material unrecognized tax benefit, accrued interest or penalties at September 30, 2016. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2013 through 2015 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax benefit/(provision), net on the Consolidated Statements of Operations.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016

3. REAL ESTATE OWNED
Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. As of September 30, 2016, the Company owned and consolidated 132 communities in 10 states plus the District of Columbia totaling 40,728 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Land	$1,787,256	$1,833,156
Depreciable property — held and used:
Land Improvements	175,081	173,821
Building, improvements, and furniture, fixtures and equipment	7,022,032	7,046,622
Under development:
Land and land improvements	111,028	78,085
Building, improvements, and furniture, fixtures and equipment	183,816	45,987
Real estate held for disposition:
Land and land improvements	21,526	9,963
Building, improvements, and furniture, fixtures and equipment	120,961	2,642
Real estate owned	9,421,700	9,190,276
Accumulated depreciation	(2,941,337)	(2,646,874)
Real estate owned, net	$6,480,363	$6,543,402

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

In August 2016, the Company increased its ownership interest from 5% to 100% in a parcel of land in Dublin, California for a purchase price of approximately $8.5 million, including closing costs. As a result, the Company consolidated the parcel of land. UDR had previously accounted for its 5% interest in the parcel of land as an unconsolidated joint venture (see Note 5, Joint Ventures and Partnerships). We accounted for the consolidation as an asset acquisition resulting in no gain or loss upon consolidation and increased our real estate owned by $8.9 million.

In September 2016, the Company entered into agreements to sell seven operating communities with a total of 1,402 apartment homes for a sales price of approximately $236.0 million. The operating communities were classified as held for disposition as of September 30, 2016 and the sales are expected to close in the fourth quarter of 2016.

On October 3, 2016, the Company increased its ownership from 50% to 100% in two operating communities located in Bellevue, Washington with a total of 331 apartment homes for a cash purchase price of approximately $70.3 million, including closing costs, and assumed secured debt of $75.8 million with a weighted average interest rate of 3.67%. As a result, as of October 3, 2016, the Company consolidated the operating communities. As of September 30, 2016, UDR accounted for its 50% interest as an unconsolidated joint venture (see Note 5, Joint Ventures and Partnerships). We accounted for the consolidation as a business combination resulting in a projected gain on consolidation of approximately $34.0 million. Prior to September 30, 2016, as part of this acquisition, the Company funded $69.4 million, which is included in Funds held in escrow from Internal Revenue Code Section 1031 exchanges on the Consolidated Balance Sheets.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016

During the nine months ended September 30, 2016, the Company sold a retail center in Bellevue, Washington and its 95% ownership interest in two parcels of land in Santa Monica, California for total gross proceeds of $69.4 million, resulting in total net proceeds of $66.1 million and a total gain, net of tax, of $10.4 million. A portion of the proceeds related to the sale of the retail center in Bellevue, Washington was designated for Internal Revenue Code ("IRC") Section 1031 exchanges. As of September 30, 2016, $17.8 million of these proceeds was included in Funds held in escrow from Internal Revenue Code Section 1031 exchanges on the Consolidated Balance Sheet.

On October 11, 2016, the Company entered into an agreement to sell an operating community with 380 apartment homes for a sales price of approximately $48.6 million. The sale is expected to close in the fourth quarter of 2016.

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, were $1.0 million and $1.7 million for the three months ended September 30, 2016 and 2015, respectively, and $5.7 million and $5.5 million for the nine months ended September 30, 2016 and 2015, respectively. Total interest capitalized was $4.1 million and $3.6 million for the three months ended September 30, 2016 and 2015, respectively, and $12.1 million and $12.2 million for the nine months ended September 30, 2016 and 2015, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion and depreciation commences over the estimated useful life.
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
SEPTEMBER 30, 2016

The Company recognizes earnings or losses from our investments in unconsolidated joint ventures and partnerships consisting of our proportionate share of the net earnings or losses of the joint ventures and partnerships. In addition, we may earn fees for providing management services to the unconsolidated joint ventures and partnerships.
The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of September 30, 2016 and December 31, 2015 (dollars in thousands):

Joint Venture	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at		UDR’s Ownership Interest
		September 30, 2016	September 30, 2016	September 30, 2016	December 31, 2015	September 30, 2016		December 31, 2015
Operating and development:
UDR/MetLife I (a)	Los Angeles, CA	1 development community (b);	150	$20,017	$15,894	50.0%		17.2%
UDR/MetLife II (c)	Various	20 operating communities	4,390	404,354	425,230	50.0%		50.0%
Other UDR/MetLife Development Joint Ventures (d)		1 operating community;
	Various	4 development communities (b)	1,437	163,444	171,659	50.6%		50.6%
UDR/MetLife Vitruvian Park®	Addison, TX	3 operating communities;
		6 land parcels	1,130	71,759	73,469	50.0%		50.0%
UDR/KFH	Washington, D.C.	3 operating communities	660	13,984	17,211	30.0%		30.0%
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment and preferred equity investment				673,558	703,463

						Income from Investment
				Investment at		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	Rate	Years To Maturity	September 30, 2016	December 31, 2015	2016	2015	2016	2015
Participating loan investment:
Steele Creek	Denver, CO	6.5%	0.8	93,964	90,747	$1,567	$1,458	$4,646	$3,964
Preferred equity investment:
West Coast Development Joint Venture (e)	Various	6.5% (e)	N/A	150,419	144,696	$1,476	$2,086	$4,674	$1,578
Total investment in and advances to unconsolidated joint ventures, net				$917,941	$938,906

(a)
In August 2016, the Company increased its ownership interest from 5% to 100% in a parcel of land in Dublin, California for a purchase price of approximately $8.5 million, including closing costs. As a result, the Company consolidated the parcel of land and it is no longer accounted for as an unconsolidated joint venture (see Note 3, Real Estate Owned). The parcel of land was previously held in the UDR/MetLife I joint venture.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016

In August 2016, the Company sold its 3% and 6% interests in two parcels of land located in Los Angeles, California and Bellevue, Washington, respectively, to MetLife for a total sales price of approximately $3.0 million, including closing costs, resulting in a loss on sale to the Company of approximately $0.9 million. The parcels of land were previously held in the UDR/MetLife I joint venture and are no longer accounted for as unconsolidated joint ventures.

(b)
The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes. As of September 30, 2016, 447 apartment homes had been completed in Other UDR/MetLife Development Joint Ventures, and no apartment homes had been completed in UDR/MetLife I.

(c)
In September 2015, the 717 Olympic community, which is owned by the UDR/MetLife II joint venture, experienced extensive water damage due to a ruptured water pipe. For the three and nine months ended September 30, 2016, the Company recorded a casualty gain of $4.6 million and $3.5 million, respectively, its proportionate share of the total gain recognized, as a result of insurance proceeds received.

In September 2016, the UDR/MetLife II joint venture sold an operating community located in Dallas, Texas with a total of 252 apartment homes for a sales price of approximately $74.7 million resulting in a net gain of approximately $11.5 million for the Company.
On October 3, 2016, the Company increased its ownership from 50% to 100% in two operating communities located in Bellevue, Washington with a total of 331 apartment homes for a cash purchase price of approximately $70.3 million, including closing costs, and assumed secured debt of $75.8 million with a weighted average interest rate of 3.67%. As a result, as of October 3, 2016, the Company consolidated the operating communities and they are no longer accounted for as unconsolidated joint ventures (see Note 3, Real Estate Owned). The operating communities were held in the UDR/MetLife II joint venture as of September 30, 2016.

(d)
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

(e)
In September 2016, one of the five communities held by the West Coast Joint Venture achieved stabilization, which is defined as when a community reaches 80% occupancy for 90 consecutive days. Upon stabilization, income and expense are shared based on each partner's ownership percentage and the Company no longer receives a 6.5% preferred return on its investment in the stabilized community. The remaining four communities have not achieved stabilization and the Company continues to receive a 6.5% preferred return on its investment in those communities.

As of September 30, 2016 and December 31, 2015, the Company had deferred fees and deferred profit from the sale of properties to joint ventures or partnerships of $8.7 million and $6.8 million, respectively, which will be recognized through income over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.
The Company recognized management fees for our management of the joint ventures and partnerships of $3.0 million and $3.3 million for the three months ended September 30, 2016 and 2015, respectively, and $8.4 million and $8.5 million for the nine months ended September 30, 2016 and 2015, respectively. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.
The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.
We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016

decreases in the value of its investments in unconsolidated joint ventures or partnerships during the three and nine months ended September 30, 2016 and 2015.

Combined summary balance sheets relating to the unconsolidated joint ventures and partnerships (not just our proportionate share) are presented below as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Total real estate, net	$2,883,143	$3,135,757
Assets held for sale	186,471	—
Cash and cash equivalents	30,980	36,480
Other assets	20,679	29,891
Total assets	$3,121,273	$3,202,128

Amount due to UDR	$362	$7,266
Third party debt	1,652,296	1,614,463
Liabilities held for sale	76,722	—
Accounts payable and accrued liabilities	68,534	95,523
Total liabilities	1,797,914	1,717,252
Total equity	1,323,359	1,484,876
Total liabilities and equity	$3,121,273	$3,202,128
Investment in and advances to unconsolidated joint ventures, net	$917,941	$938,906
Combined summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share), is presented below for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total revenues	$60,366	$55,948	$173,556	$165,944
Property operating expenses	(16,309)	(21,981)	(62,703)	(63,692)
Real estate depreciation and amortization	(21,260)	(18,272)	(61,973)	(57,026)
Operating income/(loss)	22,797	15,695	48,880	45,226
Interest expense	(17,176)	(16,310)	(50,360)	(48,540)
Other income/(expense)	(10)	(182)	(14)	(190)
Gain/(loss) on sale of real estate	10,262	—	10,262	—
Income/(loss) from discontinued operations	—	(37)	—	182,452
Net income/(loss)	$15,873	$(834)	$8,768	$178,948
UDR income/(loss) from unconsolidated entities	$15,285	$2,691	$16,289	$61,277

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016

6. SECURED AND UNSECURED DEBT, NET
The following is a summary of our secured and unsecured debt at September 30, 2016 and December 31, 2015 (dollars in thousands):

			Nine Months Ended
	Principal Outstanding		September 30, 2016
	September 30, 2016	December 31, 2015	Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$321,287	$442,617	4.30%	6.1	5
Fannie Mae credit facilities (b)	355,836	514,462	5.06%	3.1	10
Deferred financing costs	(2,759)	(4,278)
Total fixed rate secured debt, net	674,364	952,801	4.70%	4.5	15
Variable Rate Debt
Mortgage notes payable (c)	—	31,337	—%	—	—
Tax-exempt secured notes payable (d)	94,700	94,700	1.45%	6.4	2
Fannie Mae credit facilities (b)	280,946	299,378	2.00%	3.5	7
Deferred financing costs	(1,017)	(1,271)
Total variable rate secured debt, net	374,629	424,144	1.86%	4.2	9
Total Secured Debt, net	1,048,993	1,376,945	3.68%	4.4	24

Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under an unsecured credit facility due January 2020 (e) (j)	180,000	150,000	1.43%	3.3
Borrowings outstanding under an unsecured working capital credit facility due January 2019 (f)	66,925	—	1.43%	2.3
Term Loan Facility due January 2021 (e) (j)	35,000	35,000	1.47%	4.3
Fixed Rate Debt
5.25% Medium-Term Notes due January 2016 (g)	—	83,260	—%	—
6.21% Term Notes due July 2016 (g)	—	12,091	—%	—
4.25% Medium-Term Notes due June 2018 (net of discounts of $715 and $1,037, respectively) (j)	299,285	298,963	4.25%	1.7
3.70% Medium-Term Notes due October 2020 (net of discounts of $32 and $38, respectively) (j)	299,968	299,962	3.70%	4.0
2.23% Term Loan Facility due January 2021 (e) (j)	315,000	315,000	2.23%	4.3
4.63% Medium-Term Notes due January 2022 (net of discounts of $1,895 and $2,164, respectively) (j)	398,105	397,836	4.63%	5.3
3.75% Medium-Term Notes due July 2024 (net of discounts of $808 and $886, respectively) (j)	299,192	299,114	3.75%	7.8
8.50% Debentures due September 2024	15,644	15,644	8.50%	8.0
4.00% Medium-Term Notes due October 2025 (net of discounts of $619 and $671, respectively) (h) (j)	299,381	299,329	4.00%	9.0
2.95% Medium-Term Notes due September 2026 (i) (j)	300,000	—	2.95%	9.9
Other	22	24
Deferred financing costs	(13,125)	(12,373)
Total Unsecured Debt, net	2,495,397	2,193,850	3.52%	5.7
Total Debt, net	$3,544,390	$3,570,795	3.66%	5.3

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of September 30, 2016, secured debt encumbered $1.8 billion or 19.5% of UDR’s total real estate owned based upon gross book value ($7.6 billion or 80.5% of UDR’s real estate owned based on gross book value is unencumbered).
(a) At September 30, 2016, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from February 2017 through June 2026 and carry interest rates ranging from 3.35% to 5.86%.
On June 1, 2016, the Company entered into a $25.0 million fixed rate mortgage note due June 5, 2026 with an interest rate of 3.35%. Interest is payable monthly beginning on July 5, 2016.
The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the life of the underlying debt instrument. The Company had a reduction to interest expense based on the amortization of the fair market adjustment of debt assumed in the acquisition of properties of $0.6 million and $1.3 million during the three months ended September 30, 2016 and 2015, respectively, and $2.1 million and $3.7 million during the nine months ended September 30, 2016 and 2015, respectively. The unamortized fair market adjustment was a net premium of $7.8 million and $10.0 million at September 30, 2016 and December 31, 2015, respectively.
(b) UDR has three secured credit facilities with Fannie Mae with an aggregate commitment of $636.8 million at September 30, 2016. The Fannie Mae credit facilities mature at various dates from May 2017 through July 2023 and bear interest at floating and fixed rates. At September 30, 2016, $355.8 million of the outstanding balance was fixed and had a weighted average interest rate of 5.06% and the remaining balance of $280.9 million had a weighted average variable interest rate of 2.00%. The Company prepaid a portion of the secured credit facility due in May 2017 with a portion of the proceeds from the notes offering in August 2016, as described in (i) below.
Further information related to these credit facilities is as follows (dollars in thousands):

	September 30, 2016	December 31, 2015
Borrowings outstanding	$636,782	$813,840
Weighted average borrowings during the period ended	771,475	822,521
Maximum daily borrowings during the period ended	813,544	834,003
Weighted average interest rate during the period ended	4.0%	4.0%
Weighted average interest rate at the end of the period	3.7%	3.9%
(c) In July 2016, the Company paid off the $31.3 million variable rate mortgage note payable with borrowings under its $1.1 billion unsecured revolving credit facility.
(d) The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature in August 2019 and March 2032. Interest on these notes is payable in monthly installments. The variable rate mortgage notes have interest rates ranging from 1.37% to 1.48% as of September 30, 2016.

(e) As of September 30, 2016, the Company has a $1.1 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million senior unsecured term loan facility (the “Term Loan Facility”). The credit agreement for these facilities (the "Credit Agreement") allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan Facility to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions, including obtaining commitments from any one or more lenders. The Revolving Credit Facility has a scheduled maturity date of January 31, 2020, with two six-month extension options, subject to certain conditions. The Term Loan Facility has a scheduled maturity date of January 29, 2021.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016

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

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Total revolving credit facility	$1,100,000	$1,100,000
Borrowings outstanding at end of period (1)	180,000	150,000
Weighted average daily borrowings during the period ended	214,674	353,647
Maximum daily borrowings during the period ended	340,000	541,500
Weighted average interest rate during the period ended	1.4%	1.1%
Interest rate at end of the period	1.4%	1.2%
(1) Excludes $2.9 million and $2.3 million of letters of credit at September 30, 2016 and December 31, 2015, respectively.

(f) As of September 30, 2016, the Company has a working capital credit facility, which provides for a $75 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 1, 2019. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to LIBOR plus a margin of 90 basis points. Depending on the Company’s credit rating, the margin ranges from 85 to 155 basis points.

In July 2016, the Company amended the working capital credit facility to increase the maximum borrowing capacity from $30 million to $75 million. The scheduled maturity date and interest rate were unchanged by the amendment.

The following is a summary of short-term bank borrowings under UDR’s working capital credit facility at September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Total revolving working capital credit facility	$75,000	$30,000
Borrowings outstanding at end of period	66,925	—
Weighted average daily borrowings during the period ended	40,370	—
Maximum daily borrowings during the period ended	69,633	—
Weighted average interest rate during the period ended	1.4%	—%
Interest rate at end of the period	1.4%	—%

(g) Paid off at maturity with borrowings under the Company's $1.1 billion unsecured revolving credit facility.

(h) The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $200 million of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 4.55%.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016

(i) On August 23, 2016, the Company issued $300 million of 2.95% senior unsecured medium-term notes due September 1, 2026. Interest is payable semi-annually beginning on March 1, 2017. The notes were priced at 100% of the principal amount at issuance. The Company used the net proceeds to prepay secured debt due in May 2017, pay down a portion of the borrowings outstanding on its $1.1 billion unsecured credit facility and for general corporate purposes.

(j) The Operating Partnership is a guarantor of this debt.

The aggregate maturities, including amortizing principal payments of unsecured and secured debt, of total debt for the next ten calendar years subsequent to September 30, 2016 are as follows (dollars in thousands):

Year	Total Fixed Secured Debt	Total Variable Secured Debt	Total Secured Debt	Total Unsecured Debt	Total Debt
2016	$829	$—	$829	$—	$829
2017	24,373	46,568	70,941	—	70,941
2018	73,096	137,969	211,065	300,000	511,065
2019	247,796	67,700	315,496	66,925	382,421
2020	170,664	—	170,664	480,000	650,664
2021	—	—	—	350,000	350,000
2022	—	—	—	400,000	400,000
2023	—	96,409	96,409	—	96,409
2024	—	—	—	315,644	315,644
2025	127,600	—	127,600	300,000	427,600
Thereafter	25,000	27,000	52,000	300,000	352,000
Subtotal	669,358	375,646	1,045,004	2,512,569	3,557,573
Non-cash (a)	5,006	(1,017)	3,989	(17,172)	(13,183)
Total	$674,364	$374,629	$1,048,993	$2,495,397	$3,544,390
(a) Includes the unamortized balance of fair market value adjustments, premiums/discounts, deferred hedge gains, and deferred financing costs. For the three months ended September 30, 2016 and 2015, the Company amortized $1.0 million and $1.5 million, respectively, of deferred financing costs into Interest expense. For the nine months ended September 30, 2016 and 2015, the Company amortized $3.5 million and $4.6 million, respectively, of deferred financing costs into Interest expense.
We were in compliance with the covenants of our debt instruments at September 30, 2016.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016

7. INCOME/(LOSS) PER SHARE
The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator for income/(loss) per share:
Income/(loss) from continuing operations	$29,466	$13,695	$50,249	$100,954
Gain/(loss) on sale of real estate owned, net of tax	—	—	10,385	79,042
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(2,459)	(405)	(4,974)	(6,022)
Net (income)/loss attributable to noncontrolling interests	(51)	1	(365)	(6)
Net income/(loss) attributable to UDR, Inc.	26,956	13,291	55,295	173,968
Distributions to preferred stockholders — Series E (Convertible)	(929)	(930)	(2,787)	(2,792)
Income/(loss) attributable to common stockholders - basic and diluted	$26,027	$12,361	$52,508	$171,176

Denominator for income/(loss) per share:
Weighted average common shares outstanding	267,081	260,302	265,854	259,151
Non-vested restricted stock awards	(780)	(1,188)	(841)	(1,211)
Denominator for basic income/(loss) per share	266,301	259,114	265,013	257,940
Incremental shares issuable from assumed conversion of stock options, unvested LTIP Units, and unvested restricted stock	2,004	2,093	1,912	2,080
Denominator for diluted income/(loss) per share	268,305	261,207	266,925	260,020

Income/(loss) per weighted average common share:
Basic	$0.10	$0.05	$0.20	$0.66
Diluted	$0.10	$0.05	$0.20	$0.66
Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units ("LTIP Units") and unvested restricted stock. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three and nine months ended September 30, 2016 and 2015, the Company's Series E preferred stock was anti-dilutive.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016

The following table sets forth the additional shares of common stock outstanding by equity instrument if converted to common stock for each of the three and nine months ended September 30, 2016 and 2015 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
OP/DownREIT Units	25,168	9,061	25,183	9,117
Preferred stock	3,028	3,029	3,028	3,033
Stock options, unvested LTIP Units and unvested restricted stock	2,004	2,093	1,912	2,080
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
The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, December 31, 2015	$946,436
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(21,596)
Conversion of OP Units/DownREIT Units to Common Stock	(6,036)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	4,974
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(22,598)
Allocation of other comprehensive income/(loss)	(424)
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, September 30, 2016	$900,756

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016

The following sets forth net income/(loss) attributable to common stockholders and transfers from redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following periods (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income/(loss) attributable to common stockholders	$26,027	$12,361	$52,508	$171,176
Conversion of OP Units and DownREIT Units to UDR Common stock	5,955	320	6,036	3,818
Change in equity from net income/(loss) attributable to common stockholders and conversion of OP Units and DownREIT Units to UDR Common Stock	$31,982	$12,681	$58,544	$174,994
Noncontrolling Interests
Noncontrolling interests represent interests of unrelated partners and unvested LTIP Units in certain consolidated affiliates. Net (income)/loss attributable to noncontrolling interests was $(0.1) million and less than $0.1 million during the three months ended September 30, 2016 and 2015, respectively, and $(0.4) million and less than $(0.1) million during the nine months ended September 30, 2016 and 2015, respectively.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of September 30, 2016 and December 31, 2015 are summarized as follows (dollars in thousands):

			Fair Value at September 30, 2016, Using
	Total Carrying Amount in Statement of Financial Position at September 30, 2016	Fair Value Estimate at September 30, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Notes receivable (a)	$19,694	$19,512	$—	$—	$19,512
Derivatives - Interest rate contracts (b)	1	1	—	1	—
Total assets	$19,695	$19,513	$—	$1	$19,512

Derivatives - Interest rate contracts (b)	$1,831	$1,831	$—	$1,831	$—
Secured debt instruments - fixed rate: (c)
Mortgage notes payable	321,287	329,448	—	—	329,448
Fannie Mae credit facilities	355,836	373,251	—	—	373,251
Secured debt instruments - variable rate: (c)
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	280,946	280,946	—	—	280,946
Unsecured debt instruments: (c)
Commercial bank	246,925	246,925	—	—	246,925
Senior unsecured notes	2,261,597	2,383,730	—	—	2,383,730
Total liabilities	$3,563,122	$3,710,831	$—	$1,831	$3,709,000

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Parthership (d)	$900,756	$900,756	$—	$900,756	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016

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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
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
Financial Instruments Not Carried at Fair Value
At September 30, 2016 and December 31, 2015, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
We consider various factors to determine if a decrease in the value of our investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary decrease in the value of its investments in unconsolidated joint ventures during the three and nine months ended September 30, 2016 and 2015.
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
SEPTEMBER 30, 2016

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2016, the Company recorded no ineffectiveness to earnings. During the three and nine months ended September 30, 2015, the Company recognized a loss of less than $0.1 million reclassified from Accumulated OCI to Interest expense due to the de-designation of a cash flow hedge and recorded no other ineffectiveness to earnings.
Amounts reported in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through September 30, 2017, the Company estimates that an additional $2.8 million will be reclassified as an increase to interest expense.
As of September 30, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

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

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in an adjustment to earnings of less than $0.1 million for the three and nine months ended September 30, 2016 and 2015.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016

As of September 30, 2016, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	3	$133,107

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	Asset Derivatives (included in Other assets)		Liability Derivatives (included in Other liabilities)
	Fair Value at:		Fair Value at:
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate products	$1	$9	$1,831	$2,112
Derivatives not designated as hedging instruments:
Interest rate products	$—	$4	$—	$—
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Unrealized holding gain/(loss) Recognized in OCI (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Interest expense (Effective Portion)		Gain/(Loss) Recognized in Interest expense (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2016	2015	2016	2015	2016	2015
Three Months Ended September 30,
Interest rate products	$1,090	$(5,707)	$(914)	$(525)	$—	$(11)
Nine Months Ended September 30,
Interest rate products	$(1,684)	$(7,072)	$(2,792)	$(1,554)	$—	$(11)

	Gain/(Loss) Recognized in Interest income and other income/(expense), net
Derivatives Not Designated as Hedging Instruments	2016	2015
Three Months Ended September 30,
Interest rate products	$(1)	$(1)
Nine Months Ended September 30,
Interest rate products	$(4)	$(25)
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
SEPTEMBER 30, 2016

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
As of September 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.0 million. As of September 30, 2016, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2016, it may have been required to settle its obligations under the agreements at their termination value of $2.0 million.
Tabular Disclosure of Offsetting Derivatives

Company has elected not to offset derivative positions in the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of September 30, 2016 and December 31, 2015 (dollars in thousands):

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2016	$1	$—	$1	$—	$—	$1

December 31, 2015	$13	$—	$13	$—	$—	$13
(a) Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (a)	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Posted	Net Amount
September 30, 2016	$1,831	$—	$1,831	$—	$—	$1,831

December 31, 2015	$2,112	$—	$2,112	$—	$—	$2,112
(a) Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.

11. STOCK BASED COMPENSATION
The Company recognized stock based compensation expense, inclusive of awards granted to our independent directors, net of capitalization, of $3.5 million and $4.4 million for the three months ended September 30, 2016 and 2015, respectively, and $10.5 million and $13.5 million during the nine months ended September 30, 2016 and 2015, respectively.
12. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Company’s real estate commitments at September 30, 2016 (dollars in thousands):

	Number of Properties	Costs Incurred to Date (a)		Expected Costs to Complete		Average Ownership Stake
Wholly-owned — under development	2	$294,844	(b)	$413,656		100%
Wholly-owned — redevelopment	5	29,571	(b)	24,329		100%
Joint ventures:
Unconsolidated joint ventures	5	654,009		68,211	(c)	50%
Participating loan investments	1	93,964	(d)	—		0%
Preferred equity investments	2	60,227	(e)	—		48%
		$1,132,615		$506,196

(a)	Represents 100% of project costs incurred as of September 30, 2016.

(b)	Costs incurred to date include $28.4 million and $3.9 million of accrued fixed assets for development and redevelopment, respectively.

(c)	Represents UDR’s proportionate share of expected remaining costs to complete.

(d)	Represents the participating loan balance funded as of September 30, 2016.

(e)	Represents UDR's upfront investment contributed to the West Coast Development Joint Venture for the properties under development as of September 30, 2016.
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
SEPTEMBER 30, 2016

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
UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•
Same-Store Communities represent those communities acquired, developed, and stabilized prior to July 1, 2015 for quarter-to-date comparison and January 1, 2015 for year-to-date comparison and held as of September 30, 2016. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and nine months ended September 30, 2016 and 2015.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016

The following table details rental income and NOI for UDR’s reportable segments for the three and nine months ended September 30, 2016 and 2015, and reconciles NOI to Net Income/(Loss) Attributable to UDR, Inc. in the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, (a)		September 30, (b)
	2016	2015	2016	2015
Reportable apartment home segment rental income
Same-Store Communities
West Region	$76,318	$71,624	$222,901	$206,629
Mid-Atlantic Region	36,157	35,362	107,629	105,444
Northeast Region	33,014	31,678	97,574	92,908
Southeast Region	28,150	26,293	82,989	77,420
Southwest Region	11,729	11,122	34,605	32,820
Non-Mature Communities/Other	54,887	41,686	162,682	122,355
Total consolidated rental income	$240,255	$217,765	$708,380	$637,576

Reportable apartment home segment NOI
Same-Store Communities
West Region	$57,851	$53,445	$166,727	$153,591
Mid-Atlantic Region	24,714	23,699	74,160	71,641
Northeast Region	23,326	22,409	69,935	66,350
Southeast Region	18,882	17,562	56,759	51,875
Southwest Region	7,212	6,905	21,496	20,491
Non-Mature Communities/Other	38,371	29,545	112,728	83,624
Total consolidated NOI	170,356	153,565	501,805	447,572
Reconciling items:
Joint venture management and other fees	2,997	3,653	8,473	19,457
Property management	(6,607)	(5,988)	(19,480)	(17,533)
Other operating expenses	(1,636)	(2,639)	(5,280)	(6,174)
Real estate depreciation and amortization	(105,802)	(90,568)	(317,078)	(269,689)
General and administrative	(11,826)	(15,824)	(36,505)	(41,697)
Casualty-related recoveries/(charges), net	(205)	(541)	(1,834)	(2,380)
Other depreciation and amortization	(1,526)	(1,457)	(4,565)	(4,780)
Income/(loss) from unconsolidated entities	15,285	2,691	16,289	61,277
Interest expense	(31,954)	(30,232)	(93,736)	(88,705)
Interest income and other income/(expense), net	478	402	1,449	1,144
Tax benefit/(provision), net	(94)	633	711	2,462
Gain/(loss) on sale of real estate owned, net of tax	—	—	10,385	79,042
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(2,459)	(405)	(4,974)	(6,022)
Net (income)/loss attributable to noncontrolling interests	(51)	1	(365)	(6)
Net income/(loss) attributable to UDR, Inc.	$26,956	$13,291	$55,295	$173,968

(a)	Same-Store Community population consisted of 32,472 apartment homes.

(b)	Same-Store Community population consisted of 32,310 apartment homes.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2016

The following table details the assets of UDR’s reportable segments as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Reportable apartment home segment assets:
Same-Store Communities:
West Region	$2,788,889	$2,766,939
Mid-Atlantic Region	1,396,055	1,381,916
Northeast Region	1,632,508	1,621,555
Southeast Region	741,580	730,060
Southwest Region	323,464	318,168
Non-Mature Communities/Other	2,539,204	2,371,638
Total segment assets	9,421,700	9,190,276
Accumulated depreciation	(2,941,337)	(2,646,874)
Total segment assets — net book value	6,480,363	6,543,402
Reconciling items:
Cash and cash equivalents	3,301	6,742
Restricted cash	21,233	20,798
Funds held in escrow from Internal Revenue Code Section 1031 exchanges	87,162	—
Notes receivable, net	19,694	16,694
Investment in and advances to unconsolidated joint ventures, net	917,941	938,906
Other assets	121,475	137,302
Total consolidated assets	$7,651,169	$7,663,844
Capital expenditures related to our Same-Store Communities totaled $24.7 million and $20.1 million for the three months ended September 30, 2016 and 2015, respectively, and $60.7 million and $49.6 million for the nine months ended September 30, 2016 and 2015, respectively. Capital expenditures related to our Non-Mature Communities/Other totaled $2.2 million and $5.2 million for the three months ended September 30, 2016 and 2015, respectively, and $7.8 million and $13.4 million for the nine months ended September 30, 2016 and 2015, respectively.
Markets included in the above geographic segments are as follows:

i.	West Region — San Francisco, Orange County, Seattle, Los Angeles, Monterey Peninsula, Other Southern California, and Portland

ii.	Mid-Atlantic Region — Metropolitan D.C., Richmond, and Baltimore

iii.	Northeast Region — New York and Boston

iv.	Southeast Region — Orlando, Nashville, Tampa, and Other Florida

v.	Southwest Region — Dallas and Austin

[This page is intentionally left blank.]

UNITED DOMINION REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	September 30, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$3,656,983	$3,630,905
Less: accumulated depreciation	(1,372,649)	(1,281,258)
Real estate held for investment, net	2,284,334	2,349,647
Real estate held for disposition (net of accumulated depreciation of $17,209 and $0, respectively)	10,674	—
Total real estate owned, net of accumulated depreciation	2,295,008	2,349,647
Cash and cash equivalents	45	3,103
Restricted cash	11,916	11,344
Investment in unconsolidated entities	121,386	166,186
Other assets	23,316	24,528
Total assets	$2,451,671	$2,554,808

LIABILITIES AND CAPITAL
Liabilities:
Secured debt, net	$433,852	$475,964
Notes payable due to General Partner	273,334	273,334
Real estate taxes payable	11,238	2,775
Accrued interest payable	1,351	1,550
Security deposits and prepaid rent	15,488	15,929
Distributions payable	54,193	50,962
Accounts payable, accrued expenses, and other liabilities	17,479	12,964
Total liabilities	806,935	833,478

Commitments and contingencies (Note 10)

Capital:
Partners’ capital:
General partner:
110,883 OP Units outstanding at September 30, 2016 and December 31, 2015	1,028	1,110
Limited partners:
183,167,815 OP Units outstanding at September 30, 2016 and December 31, 2015	1,577,278	1,712,415
Accumulated other comprehensive income/(loss), net	(113)	(113)
Total partners’ capital	1,578,193	1,713,412
Advances (to)/from General Partner	43,314	(11,270)
Noncontrolling interests	23,229	19,188
Total capital	1,644,736	1,721,330
Total liabilities and capital	$2,451,671	$2,554,808
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES:
Rental income	$102,595	$115,173	$302,273	$338,426

OPERATING EXPENSES:
Property operating and maintenance	17,160	20,393	49,058	58,572
Real estate taxes and insurance	10,739	12,490	31,309	37,166
Property management	2,821	3,167	8,313	9,307
Other operating expenses	1,509	1,482	4,528	4,468
Real estate depreciation and amortization	36,925	43,829	110,769	132,411
General and administrative	4,631	7,935	13,896	20,606
Casualty-related (recoveries)/charges, net	14	16	479	888
Total operating expenses	73,799	89,312	218,352	263,418

Operating income	28,796	25,861	83,921	75,008

Income/(loss) from unconsolidated entities	(9,463)	—	(32,880)	—
Interest expense	(4,395)	(9,758)	(13,472)	(29,135)
Interest expense on note payable due to General Partner	(3,053)	(1,151)	(9,159)	(3,452)
Income/(loss) from continuing operations	11,885	14,952	28,410	42,421
Gain/(loss) on sale of real estate owned	—	—	—	56,998
Net income/(loss)	11,885	14,952	28,410	99,419
Net (income)/loss attributable to noncontrolling interests	(368)	(335)	(1,062)	(1,075)
Net income/(loss) attributable to OP unitholders	$11,517	$14,617	$27,348	$98,344

Income/(loss) per weighted average OP Unit - basic and diluted	$0.06	$0.08	$0.15	$0.54

Weighted average OP Units outstanding - basic and diluted	183,279	183,279	183,279	183,279
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income/(loss)	$11,885	$14,952	$28,410	$99,419
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(1)	(8)	(4)	(85)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	3	278	6	831
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	2	270	2	746
Comprehensive income/(loss)	11,887	15,222	28,412	100,165
Comprehensive (income)/loss attributable to noncontrolling interests	(368)	(335)	(1,062)	(1,075)
Comprehensive income/(loss) attributable to OP unitholders	$11,519	$14,887	$27,350	$99,090

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

	Class A Limited Partners	Limited Partners	UDR, Inc.		Accumulated Other Comprehensive Income/(Loss), net	Total Partners’ Capital	Advances (to)/from General Partner	Noncontrolling Interests
			Limited Partner	General Partner					Total
Balance at December 31, 2015	$64,409	$268,481	$1,379,525	$1,110	$(113)	$1,713,412	$(11,270)	$19,188	$1,721,330
Net income/(loss)	261	1,090	25,980	17	—	27,348	—	1,062	28,410
Distributions	(1,746)	(6,617)	(154,105)	(99)	—	(162,567)	—	—	(162,567)
OP Unit Redemptions for common shares of UDR	—	(81)	81	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	119	(163)	44	—	—	—	—	—	—
Long-Term Incentive Plan Unit grants	—	—	—	—	—	—	—	2,979	2,979
Net change in advances (to)/from General Partner	—	—	—	—	—	—	54,584	—	54,584
Balance at September 30, 2016	$63,043	$262,710	$1,251,525	$1,028	$(113)	$1,578,193	$43,314	$23,229	$1,644,736
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for unit data)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating Activities
Net income/(loss)	$28,410	$99,419
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	110,769	132,411
(Gain)/loss on sale of real estate owned	—	(56,998)
(Income)/loss from unconsolidated entities	32,880	—
Other	1,270	—
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(1,894)	(2,174)
Increase/(decrease) in operating liabilities	7,911	6,278
Net cash provided by/(used in) operating activities	179,346	178,936

Investing Activities
Proceeds from sale of real estate investments, net	—	27,718
Development of real estate assets	—	(7,423)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(49,937)	(44,463)
Distributions received from unconsolidated entities	11,920	—
Net cash provided by/(used in) investing activities	(38,017)	(24,168)

Financing Activities
Advances from/(to) General Partner, net	(93,829)	(143,495)
Proceeds from the issuance of secured debt	10,109	—
Payments on secured debt	(52,723)	(3,891)
Distributions paid to partnership unitholders	(7,944)	(7,759)
Payments of financing costs	—	6
Net cash provided by/(used in) financing activities	(144,387)	(155,139)
Net increase/(decrease) in cash and cash equivalents	(3,058)	(371)
Cash and cash equivalents, beginning of period	3,103	502
Cash and cash equivalents, end of period	$45	$131

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$16,900	$34,978
Non-cash transactions:
Development costs and capital expenditures incurred but not yet paid	$7,371	$6,179
LTIP Unit grants	$2,979	$—
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

1. CONSOLIDATION AND BASIS OF PRESENTATION
Basis of Presentation
United Dominion Realty, L.P. (“UDR, L.P.,” the “Operating Partnership,” “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the three months ended September 30, 2016 and 2015, rental revenues of the Operating Partnership represented 43% and 53%, respectively, and for the nine months ended September 30, 2016 and 2015, 43% and 53%, respectively, of the General Partner’s consolidated rental revenues. As of September 30, 2016, the Operating Partnership’s apartment portfolio consisted of 56 communities located in 14 markets consisting of 16,974 apartment homes.
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
As of September 30, 2016, there were 183,278,698 OP Units outstanding, of which 174,227,479 or 95.1% were owned by UDR and affiliated entities and 9,051,219 or 4.9% were owned by non-affiliated limited partners. See Note 9, Capital Structure.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of September 30, 2016, and results of operations for the three and nine months ended September 30, 2016 and 2015 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2015 included in the Annual Report on Form 10-K filed by UDR and the Operating Partnership with the SEC on February 23, 2016.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The ASU addresses specific cash flow items with the objective of reducing existing diversity in practice, including the treatment of distributions received from equity method investees. The updated standard will be effective for the Operating Partnership on

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2016

January 1, 2018 and must be applied retrospectively to all periods presented; early adoption is permitted. The Operating Partnership does not expect the updated standard to have a material impact on the consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, and to present the net amount of the financial instrument expected to be collected. The updated standard will be effective for the Operating Partnership on January 1, 2020; early adoption is permitted on January 1, 2019. The Operating Partnership is currently evaluating the effect that the updated standard will have on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU aims to simplify the accounting for share-based payments by amending the accounting for forfeitures, statutory tax withholding requirements, classification in the statements of cash flow and income taxes. The updated standard will be effective for the Operating Partnership on January 1, 2017, with early adoption permitted. The update requires a prospective, retrospective or modified retrospective approach, depending on the type of amendment. The Operating Partnership does not expect the updated standard to have a material impact on the consolidated financial statements and related disclosures.
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
SEPTEMBER 30, 2016

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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2016

Comprehensive Income/(Loss)
Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to unitholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and nine months ended September 30, 2016 and 2015, the Operating Partnership’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges and (gain)/loss reclassified from other comprehensive income/(loss) into earnings. The (gain)/loss reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 8, Derivatives and Hedging Activity, for further discussion.
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
Management of the Operating Partnership has reviewed all open tax years (2013 through 2015) of tax jurisdictions and concluded there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns.
3. REAL ESTATE OWNED
Real estate assets owned by the Operating Partnership consist of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. As of September 30, 2016, the Operating Partnership owned and consolidated 56 communities in eight states plus the District of Columbia totaling 16,974 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Land	$832,267	$833,300
Depreciable property — held and used:
Buildings, improvements, and furniture, fixture and equipment	2,824,716	2,797,605
Real estate held for disposition:
Land	4,666	—
Buildings, improvements, and furniture, fixtures and equipment	23,217	—
Real estate owned	3,684,866	3,630,905
Accumulated depreciation	(1,389,858)	(1,281,258)
Real estate owned, net	$2,295,008	$2,349,647
The Operating Partnership did not have any acquisitions or sales of real estate during the nine months ended

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2016

September 30, 2016.
In September 2016, the Operating Partnership entered into an agreement to sell two operating communities with a total of 276 apartment homes for a sales price of approximately $45.3 million. The operating communities were classified as held for disposition as of September 30, 2016 and the sale is expected to close in the fourth quarter of 2016.

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Operating Partnership capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, were $0.1 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively, and $0.7 million and $0.5 million for the nine months ended September 30, 2016 and 2015, respectively. Total interest capitalized was less than $0.1 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2016 and 2015, respectively. As each home in a capital project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization on the related portion and depreciation commences over the estimated useful life.

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
As of September 30, 2016, the DownREIT Partnership operated 13 communities with 6,261 apartment homes. The Operating Partnership’s investment in the DownREIT Partnership was $121.4 million and $166.2 million as of September 30, 2016 and December 31, 2015, respectively.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2016

Combined summary balance sheets relating to all of the DownREIT Partnership (not just our proportionate share) are presented below as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Total real estate, net	$1,426,111	$1,457,244
Cash and cash equivalents	6,089	89
Other assets	4,377	37,228
Note receivable from affiliate	126,500	126,500
Amount due from UDR	—	35,293
Total assets	$1,563,077	$1,656,354

Secured debt, net	441,934	524,052
Amount due to UDR	58,735	—
Accounts payable and accrued liabilities	27,450	25,487
Total liabilities	528,119	549,539
Total equity	1,034,958	1,106,815
Total liabilities and equity	$1,563,077	$1,656,354
OP’s investment in the DownREIT Partnership	$121,386	$166,186
Combined summary financial information relating to all of the DownREIT Partnership (not just our proportionate share) is presented below for the three and nine months ended September 30, 2016 (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2016
Rental income	$33,004	$97,267
Property operating and maintenance	(11,369)	(33,810)
Real estate depreciation and amortization	(30,704)	(91,065)
Operating income/(loss)	(9,069)	(27,608)
Interest expense	(3,518)	(10,783)
Other income/(expense)	(1,671)	(4,761)
Net income/(loss)	$(14,258)	$(43,152)
OP's income/(loss) from unconsolidated entities	$(9,463)	$(32,880)
There is no financial information presented for the three and nine months ended September 30, 2015 as the DownREIT Partnership was formed in the fourth quarter of 2015.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2016

5. DEBT, NET
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of September 30, 2016 and December 31, 2015 (dollars in thousands):

			Nine Months Ended
	Principal Outstanding		September 30, 2016
	September 30, 2016	December 31, 2015	Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
Fixed Rate Debt
Mortgage notes payable	$—	$30,132	—%	—	—
Fannie Mae credit facilities	244,912	250,828	5.05%	3.1	7
Deferred financing costs	(1,174)	(1,627)
Total fixed rate secured debt, net	243,738	279,333	5.05%	3.1	7
Variable Rate Debt
Tax-exempt secured note payable	27,000	27,000	1.37%	15.5	1
Fannie Mae credit facilities	163,637	170,203	2.22%	4.1	3
Deferred financing costs	(523)	(572)
Total variable rate secured debt, net	190,114	196,631	2.10%	5.7	4
Total Secured Debt, net	$433,852	$475,964	3.90%	4.2	11
As of September 30, 2016, an aggregate commitment of $408.5 million of the General Partner's secured credit facilities with Fannie Mae was allocated to the Operating Partnership based on the ownership of the assets securing the debt. The entire commitment was outstanding at September 30, 2016. The portions of the Fannie Mae credit facilities allocated to the Operating Partnership mature at various dates from December 2018 through July 2023 and bear interest at floating and fixed rates. At September 30, 2016, $244.9 million of the outstanding balance was fixed and had a weighted average interest rate of 5.05% and the remaining balance of $163.6 million on these facilities had a weighted average variable interest rate of 2.22%.
The following information relates to the credit facilities allocated to the Operating Partnership (dollars in thousands):

	September 30, 2016	December 31, 2015
Borrowings outstanding	$408,549	$421,031
Weighted average borrowings during the period ended	416,829	425,522
Maximum daily borrowings during the period	421,001	431,462
Weighted average interest rate during the period ended	3.9%	3.8%
Interest rate at the end of the period	3.9%	3.8%
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2016

Fixed Rate Debt
Secured credit facilities. At September 30, 2016, the General Partner had borrowings against its fixed rate facilities of $355.8 million, of which $244.9 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of September 30, 2016, the fixed rate Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average fixed interest rate of 5.05%.
Variable Rate Debt
Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures March 2032. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 1.37% as of September 30, 2016.
Secured credit facilities. At September 30, 2016, the General Partner had borrowings against its variable rate facilities of $280.9 million, of which $163.6 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of September 30, 2016, the variable rate borrowings under the Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average floating interest rate of 2.22%.
The aggregate maturities of the Operating Partnership’s secured debt due during each of the next ten calendar years subsequent to September 30, 2016 are as follows (dollars in thousands):

	Fixed	Variable
Year	Secured Credit Facilities	Tax-Exempt Secured Notes Payable	Secured Credit Facilities	Total
2016	$—	$—	$—	$—
2017	—	—	—	—
2018	48,872	—	96,327	145,199
2019	133,204	—	—	133,204
2020	62,836	—	—	62,836
2021	—	—	—	—
2022	—	—	—	—
2023	—	—	67,310	67,310
2024	—	—	—	—
2025	—	—	—	—
Thereafter	—	27,000	—	27,000
Subtotal	244,912	27,000	163,637	435,549
Non-cash (a)	(1,174)	(87)	(436)	(1,697)
Total	$243,738	$26,913	$163,201	$433,852
(a) Includes the unamortized balance of fair market value adjustments, premiums/discounts, deferred hedge gains, and deferred financing costs. For the three months ended September 30, 2016 and 2015, the Operating Partnership amortized $0.1 million and $0.4 million, respectively, and $0.4 million and $1.1 million for the nine months ended September 30, 2016 and 2015, respectively, of deferred financing costs into Interest expense.
Guarantor on Unsecured Debt
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, $300 million of medium-term notes due June 2018, $300 million of medium-term notes due October 2020, a $350 million term loan facility due January 2021, $400 million of medium-term notes due January 2022, $300 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025 and $300 million of medium-term notes due September 2026. As of September 30, 2016 and December 31, 2015, the outstanding balance under the unsecured revolving credit facility was $180.0 million and $150.0 million, respectively.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2016

6. RELATED PARTY TRANSACTIONS
Advances (To)/From the General Partner
The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had net Advances (to)/from General Partner of $43.3 million and $(11.3) million at September 30, 2016 and December 31, 2015, respectively, which are reflected as increases/decreases of capital on the Consolidated Balance Sheets.
Allocation of General and Administrative Expenses
The General Partner provides various general and administrative and other overhead services for the Operating Partnership including legal assistance, acquisitions analysis, marketing and advertising, and allocates these expenses to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on its pro-rata portion of UDR’s total apartment homes. The general and administrative expenses allocated to the Operating Partnership by UDR were $4.3 million and $6.5 million during the three months ended September 30, 2016 and 2015, respectively, and $11.8 million and $16.3 million during the nine months ended September 30, 2016 and 2015, respectively, and are included in General and administrative on the Consolidated Statements of Operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.
During the three months ended September 30, 2016 and 2015, the Operating Partnership incurred $3.1 million and $4.7 million, respectively, and during the nine months ended September 30, 2016 and 2015, the Operating Partnership incurred $10.4 million and $13.3 million, respectively, of related party management fees related to a management agreement entered into in 2011 with wholly-owned subsidiaries of UDR's taxable REIT subsidiaries ("TRS") (See further discussion in paragraph below). These related party management fees are initially recorded in General and administrative on the Consolidated Statements of Operations, and a portion related to management fees charged by UDR's TRS is reclassified to Property management on the Consolidated Statements of Operations. (See further discussion below.)
Management Fee
In 2011, the Operating Partnership entered into a management agreement with wholly owned subsidiaries of UDR's TRSs. Under the management agreement, the Operating Partnership is charged a management fee equal to 2.75% of gross rental revenues, which is classified in Property management on the Consolidated Statements of Operations.
Notes Payable to General Partner
As of September 30, 2016 and December 31, 2015, the Operating Partnership had $273.3 million of unsecured notes payable to the General Partner at annual interest rates between 4.12% and 5.34%. Certain limited partners of the Operating Partnership have provided guarantees related to these notes payable. The guarantees were provided by the limited partners in conjunction with their contribution of properties to the Operating Partnership. The notes mature on August 31, 2021, December 31, 2023 and April 1, 2026, and interest payments are made monthly. The Operating Partnership recognized interest expense on the notes payable of $3.1 million and $1.2 million during the three months ended September 30, 2016 and 2015, respectively, and $9.2 million and $3.5 million during the nine months ended September 30, 2016 and 2015, respectively.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2016

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

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of September 30, 2016 and December 31, 2015 are summarized as follows (dollars in thousands):

			Fair Value at September 30, 2016, Using
	Total Carrying Amount in Statement of Financial Position at September 30, 2016	Fair Value Estimate at September 30, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Secured debt instruments - fixed rate: (b)
Fannie Mae credit facilities	$244,912	$256,864	$—	$—	$256,864
Secured debt instruments - variable rate: (b)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Fannie Mae credit facilities	163,637	163,637	—	—	163,637
Total liabilities	$435,549	$447,501	$—	$—	$447,501

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2016

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
Although the General Partner, on behalf of the Operating Partnership, has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2016 and December 31, 2015, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2016

Financial Instruments Not Carried at Fair Value
As of September 30, 2016, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Operating Partnership using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2016

Operating Partnership recorded no gain or loss from ineffectiveness during the three and nine months ended September 30, 2016 and 2015.
Amounts reported in Accumulated other comprehensive income/(loss), net related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is allocated to the Operating Partnership. Through September 30, 2017, we estimate that less than $0.1 million will be reclassified as an increase to interest expense.
As of September 30, 2016, the Operating Partnership had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate caps	1	$96,327
Derivatives not designated as hedges are not speculative and are used to manage the Operating Partnership’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in an adjustment to earnings of less than $0.1 million for the three and nine months ended September 30, 2016 and 2015.
As of September 30, 2016, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	3	$98,932
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Operating Partnership’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	Asset Derivatives (included in Other assets)		Liability Derivatives (included in Other liabilities)
	Fair Value at:		Fair Value at:
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate products	$—	$4	$—	$—
Derivatives not designated as hedging instruments:
Interest rate products	$—	$4	$—	$—

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2016

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Unrealized holding gain/(loss) Recognized in OCI (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Interest expense (Effective Portion)		Gain/(Loss) Recognized in Interest expense (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2016	2015	2016	2015	2016	2015
Three Months Ended September 30,
Interest rate products	$(1)	$(8)	$(3)	$(267)	$—	$(11)
Nine Months Ended September 30,
Interest rate products	$(4)	$(85)	$(6)	$(820)	$—	$(11)

	Gain/(Loss) Recognized in Interest income and other income/(expense), net
Derivatives Not Designated as Hedging Instruments	2016	2015
Three Months Ended September 30,
Interest rate products	$(1)	$(1)
Nine Months Ended September 30,
Interest rate products	$(4)	$(24)
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
Certain of the General Partner’s agreements with its derivative counterparties contain provisions where if there is a change in the General Partner’s financial condition that materially changes the General Partner’s creditworthiness in an adverse manner, the General Partner may be required to fully collateralize its obligations under the derivative instrument. At September 30, 2016 and December 31, 2015, no cash collateral was posted or required to be posted by the General Partner or by a counterparty.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2016

As of September 30, 2016, the fair value of derivatives in a net liability position that were allocated to the Operating Partnership, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was zero.

The General Partner has elected not to offset derivative positions in the consolidated financial statements. The table below presents the effect on the Operating Partnership’s financial position had the General Partner made the election to offset its derivative positions as of September 30, 2016 and December 31, 2015:

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2016	$—	$—	$—	$—	$—	$—

December 31, 2015	$8	$—	$8	$—	$—	$8

(a) Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (b)	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Posted	Net Amount
September 30, 2016	$—	$—	$—	$—	$—	$—

December 31, 2015	$—	$—	$—	$—	$—	$—

(b) Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet” located in this footnote.
9. CAPITAL STRUCTURE
General Partnership Units
The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP Units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Limited Partnership Units. There were 110,883 General Partnership units outstanding at September 30, 2016 and December 31, 2015, all of which were held by UDR.
Limited Partnership Units
As of September 30, 2016 and December 31, 2015, there were 183,167,815 limited partnership units outstanding, of which 1,873,332 were Class A Limited Partnership Units. UDR owned 174,116,596, or 95.1%, and 174,114,516, or 95.1%, of OP Units outstanding at September 30, 2016 and December 31, 2015, respectively, of which 121,661 were Class A Limited

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2016

Partnership Units. The remaining 9,051,219, or 4.9%, and 9,053,299, or 4.9%, of OP Units outstanding were held by non-affiliated partners at September 30, 2016 and December 31, 2015, respectively, of which 1,751,671 were Class A Limited Partnership Units.
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
The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $325.8 million and $340.1 million as of September 30, 2016 and December 31, 2015, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2016

10. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Operating Partnership’s real estate commitments at September 30, 2016 (dollars in thousands):

	Number of Properties	Costs Incurred to Date (a)	Expected Costs to Complete (unaudited)
Real estate communities — redevelopment	2	$20,297	$12,703
(a)Costs incurred to date include $3.2 million of accrued fixed assets for redevelopment.
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
The Operating Partnership’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•
Same-Store Communities represent those communities acquired, developed, and stabilized prior to July 1, 2015 for quarter-to-date comparison and January 1, 2015 for the year-to-date comparison and held as of September 30, 2016. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

•
Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped properties, and the non-apartment components of mixed use properties.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2016

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the three and nine months ended September 30, 2016 and 2015.
The following table details rental income and NOI for the Operating Partnership’s reportable segments for the three and nine months ended September 30, 2016 and 2015, and reconciles NOI to Net income/(loss) attributable to OP unitholders in the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, (a)		September 30, (b)
	2016	2015	2016	2015
Reportable apartment home segment rental income
Same-Store Communities
West Region	$46,411	$43,160	$136,506	$125,611
Mid-Atlantic Region	9,790	9,428	29,099	28,190
Northeast Region	13,516	12,998	39,724	38,172
Southeast Region	12,073	11,363	35,687	33,535
Non-Mature Communities/Other	20,805	38,224	61,257	112,918
Total consolidated rental income	$102,595	$115,173	$302,273	$338,426
Reportable apartment home segment NOI
Same-Store Communities
West Region	$34,915	$32,075	$102,745	$93,673
Mid-Atlantic Region	6,618	6,010	19,785	18,783
Northeast Region	10,186	9,975	30,649	29,633
Southeast Region	7,986	7,602	24,194	22,357
Non-Mature Communities/Other	14,991	26,628	44,533	78,242
Total consolidated NOI	74,696	82,290	221,906	242,688
Reconciling items:
Property management	(2,821)	(3,167)	(8,313)	(9,307)
Other operating expenses	(1,509)	(1,482)	(4,528)	(4,468)
Real estate depreciation and amortization	(36,925)	(43,829)	(110,769)	(132,411)
General and administrative	(4,631)	(7,935)	(13,896)	(20,606)
Casualty-related recoveries/(charges), net	(14)	(16)	(479)	(888)
Income/(loss) from unconsolidated entities	(9,463)	—	(32,880)	—
Interest expense	(7,448)	(10,909)	(22,631)	(32,587)
Gain/(loss) on sale of real estate owned	—	—	—	56,998
Net (income)/loss attributable to noncontrolling interests	(368)	(335)	(1,062)	(1,075)
Net income/(loss) attributable to OP unitholders	$11,517	$14,617	$27,348	$98,344

(a)Same-Store Community population consisted of 14,001 apartment homes.
(b)Same-Store Community population consisted of 14,001 apartment homes.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
SEPTEMBER 30, 2016

The following table details the assets of the Operating Partnership’s reportable segments as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Reportable apartment home segment assets
Same-Store Communities
West Region	$1,514,345	$1,497,867
Mid-Atlantic Region	386,683	383,111
Northeast Region	673,914	669,082
Southeast Region	326,285	321,787
Non-Mature Communities/Other	783,639	759,058
Total assets	3,684,866	3,630,905
Accumulated depreciation	(1,389,858)	(1,281,258)
Total assets - net book value	2,295,008	2,349,647
Reconciling items:
Cash and cash equivalents	45	3,103
Restricted cash	11,916	11,344
Investment in unconsolidated entities	121,386	166,186
Other assets	23,316	24,528
Total consolidated assets	$2,451,671	$2,554,808
Capital expenditures related to the Operating Partnership’s Same-Store Communities totaled $12.3 million and $9.8 million for the three months ended September 30, 2016 and 2015, respectively, and $29.0 million and $24.0 million for the nine months ended September 30, 2016 and 2015, respectively. Capital expenditures related to the Operating Partnership’s Non-Mature Communities/Other totaled $0.6 million and $4.8 million for the three months ended September 30, 2016 and 2015, respectively, and $1.7 million and $12.1 million for the nine months ended September 30, 2016 and 2015, respectively.
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
At September 30, 2016, our consolidated real estate portfolio included 132 communities in 10 states plus the District of Columbia totaling 40,728 apartment homes. In addition, we had an ownership interest in 28 communities with 6,891 apartment homes through unconsolidated operating communities. The Same-Store Community apartment home population for the three and nine months ended September 30, 2016 was 32,472 and 32,310, respectively.

The following table summarizes our market information by major geographic markets as of and for the three and nine months ended September 30, 2016.

					Three Months Ended		Nine Months Ended
		September 30, 2016			September 30, 2016		September 30, 2016
	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Monthly Income per Occupied Home (a)	Average Physical Occupancy	Monthly Income per Occupied Home (a)
Same-Store Communities
West Region
San Francisco, CA	9	2,230	6.7%	$633,828	96.2%	3,329	96.3%	$3,315
Orange County, CA	10	3,194	8.8%	821,502	96.1%	2,250	96.0%	2,221
Seattle, WA	10	2,014	5.8%	548,780	96.5%	2,032	96.6%	2,007
Los Angeles, CA	4	1,225	4.7%	444,924	96.3%	2,652	95.2%	2,624
Monterey Peninsula, CA	7	1,565	1.8%	168,090	97.3%	1,534	96.8%	1,492
Other Southern California	3	756	1.3%	124,339	96.3%	1,762	95.7%	1,724
Portland, OR	2	476	0.5%	47,426	97.1%	1,500	97.3%	1,463
Mid-Atlantic Region
Metropolitan D.C.	15	4,824	11.8%	1,105,004	96.9%	1,964	96.8%	1,953
Richmond, VA	4	1,358	1.5%	142,822	96.8%	1,285	96.7%	1,268
Baltimore, MD	3	720	1.6%	148,229	96.4%	1,702	96.7%	1,687
Northeast Region
New York, NY	4	1,945	13.8%	1,298,704	97.3%	4,314	97.2%	4,254
Boston, MA	4	1,179	3.5%	333,804	96.5%	2,497	96.4%	2,462
Southeast Region
Orlando, FL	9	2,500	2.3%	215,287	97.1%	1,201	96.8%	1,180
Nashville, TN	8	2,260	2.1%	199,705	97.8%	1,208	97.6%	1,187
Tampa, FL	7	2,287	2.6%	243,550	96.9%	1,301	96.7%	1,284
Other Florida	1	636	0.9%	83,038	96.6%	1,488	96.1%	1,487
Southwest Region
Dallas, TX	7	2,420	2.5%	235,150	97.0%	1,167	96.9%	1,150
Austin, TX	3	883	0.9%	88,314	97.3%	1,363	96.8%	1,345
Total/Average Same-Store Communities	110	32,472	73.1%	6,882,496	96.8%	$1,966	96.6%	$1,942
Non-Mature, Commercial Properties & Other	22	8,256	23.8%	2,244,360
Total Real Estate Held for Investment	132	40,728	96.9%	9,126,856
Real Estate Under Development (b)	—	—	3.1%	294,844
Total Real Estate Owned	132	40,728	100.0%	9,421,700
Total Accumulated Depreciation				(2,941,337)
Total Real Estate Owned, Net of Accumulated Depreciation				$6,480,363

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.

(b)	The Company is currently developing two wholly-owned communities with 1,101 apartment homes, of which none have been completed as of September 30, 2016.
We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to July 1, 2015 for quarter-to-date comparison and January 1, 2015 for year-to-date comparison and held as of September 30, 2016. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
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
On August 23, 2016, the Company issued $300 million of 2.95% senior unsecured medium-term notes due September 1, 2026. Interest is payable semi-annually beginning on March 1, 2017. The notes were priced at 100% of the principal amount at issuance. The Company used the net proceeds to prepay secured debt due in May 2017, pay down a portion of the borrowings outstanding on its $1.1 billion unsecured credit facility and for general corporate purposes. The notes are fully and unconditionally guaranteed by the Operating Partnership.
On June 1, 2016, the Company entered into a $25.0 million fixed rate mortgage note due June 5, 2026 with an interest rate of 3.35%. Interest is payable monthly.
On March 4, 2016, the Company sold 5,000,000 shares of its common stock for aggregate gross proceeds of approximately $173.7 million at a price per share of $34.73. Aggregate net proceeds from the sale, after deducting the underwriting discount and offering-related expenses, were approximately $173.3 million, which were used for working capital and general corporate purposes.
In April 2012, the Company entered into a new equity distribution agreement, which was amended in July 2014, under which the Company may offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents. During the three months ended September 30, 2016, the Company did not sell any shares of common stock through this program. As of September 30, 2016, we had 13.1 million shares of common stock available for future issuance under the April 2012 program.
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
As of September 30, 2016, we had approximately $0.8 million of secured debt maturing, inclusive of principal amortization, and no unsecured debt maturing, during the remainder of 2016.
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
Statements of Cash Flows
The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015.
Operating Activities
For the nine months ended September 30, 2016, our Net cash provided by/(used in) operating activities was $383.1 million compared to $305.8 million for the comparable period in 2015. The increase in cash flow from operating activities was primarily due to improved net operating income, primarily driven by revenue growth at communities and changes in operating assets and liabilities.
Investing Activities
For the nine months ended September 30, 2016, Net cash provided by/(used in) investing activities was $(271.6) million compared to $(228.2) million for the comparable period in 2015. The increase in cash used in investing activities was primarily due to the acquisition of real estate assets, increased development of real estate assets, a decrease in proceeds from the sale of real estate assets, decreased distributions from unconsolidated joint ventures and transfers to escrow for IRC Section 1031 exchanges, partially offset by decreased cash used for investments in unconsolidated joint ventures and decreased capital expenditures.
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

In August 2016, the Company increased its ownership interest from 5% to 100% in a parcel of land in Dublin, California for a purchase price of approximately $8.5 million, including closing costs. As a result, the Company consolidated the parcel of land. UDR had previously accounted for its 5% interest in the parcel of land as an unconsolidated joint venture. We accounted for the consolidation as an asset acquisition resulting in no gain or loss upon consolidation and increased our real estate owned by $8.9 million.

Dispositions

During the nine months ended September 30, 2016, the Company sold a retail center in Bellevue, Washington and its 95% ownership interest in two parcels of land in Santa Monica, California for total gross proceeds of $69.4 million, resulting in total net proceeds of $66.1 million and a total gain, net of tax, of $10.4 million. A portion of the proceeds related to the sale of the retail center in Bellevue, Washington were designated for Internal Revenue Code ("IRC") Section 1031 exchanges. As of September 30, 2016, $17.8 million of these proceeds were included in Funds held in escrow from Internal Revenue Code Section 1031 exchanges on the Consolidated Balance Sheet.

Capital Expenditures
We capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.
Total capital expenditures, which in aggregate include recurring capital expenditures and major renovations, of $83.4 million or $2,049 per stabilized home were spent on all of our communities, excluding real estate under development, non-stabilized communities, and commercial properties for the nine months ended September 30, 2016 as compared to $79.3 million or $2,033 per stabilized home for the comparable period in 2015.
The increase in total capital expenditures was primarily due to:

•	an increase of 25.7% or $6.9 million in revenue-enhancing capital expenditures, such as kitchen and bath remodels and upgrades to common areas.
This increase was partially offset by:

•	a decrease of 14.1% or $3.0 million in major renovations, primarily due to lower redevelopment spend.
The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, non-stabilized communities, and commercial properties, for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,			Per Home
	(dollars in thousands)			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Turnover capital expenditures	$9,532	$9,048	5.3%	$234	$232	0.9%
Asset preservation expenditures	21,751	22,000	(1.1)%	534	564	(5.3)%
Total recurring capital expenditures	31,283	31,048	0.8%	768	796	(3.5)%
Revenue enhancing improvements	33,914	26,978	25.7%	833	692	20.4%
Major renovations	18,251	21,253	(14.1)%	448	545	(17.8)%
Total capital expenditures	$83,448	$79,279	5.3%	$2,049	$2,033	0.8%
Repair and maintenance expense	$25,316	$23,340	8.5%	$622	$598	4.0%
Average number of homes (a)	40,728	39,009	4.4%

(a)	Average number of homes is calculated based on the number of stabilized homes outstanding at the end of each month.
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

Consolidated Real Estate Under Development and Redevelopment
As of September 30, 2016, our development pipeline for two wholly-owned communities totaled 1,101 homes, of which none have been completed, with a budget of $708.5 million, in which we have a carrying value of $294.8 million. The communities are estimated to be completed during the first quarter of 2018 and first quarter of 2019.
As of September 30, 2016, the Company was redeveloping four communities, located in San Francisco, California, Newport Beach, California, Austin, Texas, and Dallas, Texas, which are expected to be completed in the first quarter of 2017 and the first quarter of 2018. The redevelopment includes the renovation of building exteriors, corridors, and common area amenities as well as individual apartment homes.
Unconsolidated Joint Ventures and Partnerships
The Company recognizes income or losses from our investments in unconsolidated joint ventures and partnerships consisting of our proportionate share of the net income or losses of the joint ventures and partnerships. In addition, we may earn fees for providing management services to the unconsolidated joint ventures and partnerships.
The Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the nine months ended September 30, 2016, our proportionate share of the net income/(loss) of the joint ventures and partnerships was $16.3 million, our investment in unconsolidated joint ventures increased by $29.8 million primarily due to making capital contributions, and we received distributions of $52.3 million, of which $19.8 million were operating cash flows and $32.5 million were investing cash flows.
The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions, development or operations.
We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decreases in the value of its investments in unconsolidated joint ventures or partnerships during the three and nine months ended September 30, 2016 and 2015.
Financing Activities
For the nine months ended September 30, 2016, our Net cash provided by/(used in) financing activities was $(115.0) million compared to $(91.5) million for the comparable period of 2015.
The following significant financing activities occurred during the nine months ended September 30, 2016:

•	issued $300 million of 2.95% senior unsecured medium-term notes due September 1, 2026;

•	repaid $347.3 million of secured debt and $11.6 million unsecured debt;

•	repaid $83.3 million of 5.25% unsecured medium-term notes due January 2016;

•	issued $25.0 million of secured debt;

•	net proceeds of $96.9 million under the Company’s unsecured revolving credit facilities;

•	sold 5,000,000 shares of common stock for aggregate gross proceeds of approximately $173.7 million at a price per share of $34.73; and

•	paid distributions of $230.1 million to our common stockholders.

Credit Facilities
As of September 30, 2016, the Company had three secured credit facilities with Fannie Mae with an aggregate commitment of $636.8 million at September 30, 2016. The Fannie Mae credit facilities mature at various dates from May 2017 through July 2023 and bear interest at floating and fixed rates. At September 30, 2016, $355.8 million of the outstanding balance was fixed and had a weighted average interest rate of 5.06% and the remaining balance of $280.9 million had a weighted average variable interest rate of 2.00%.

As of September 30, 2016, the Company has a $1.1 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million senior unsecured term loan facility (the “Term Loan Facility”). The credit agreement for these facilities includes an accordion feature that allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan Facility to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions, including obtaining commitments from any one or more lenders. The Revolving Credit Facility has a scheduled maturity date of January 31, 2020, with two six-month extension options, subject to certain conditions. The Term Loan Facility has a scheduled maturity date of January 29, 2021. Based on the Company’s current credit rating, the Revolving Credit Facility has an interest rate equal to LIBOR plus a margin of 90 basis points and a facility fee of 15 basis points, and the Term Loan Facility has an interest rate equal to LIBOR plus a margin of 95 basis points. As of September 30, 2016, we had $180.0 million of outstanding borrowings under the Revolving Credit Facility, leaving $920.0 million of unused capacity (excluding $2.9 million of letters of credit at September 30, 2016), and $315.0 million of outstanding borrowings under the Term Loan Facility.

As of September 30, 2016, the Company has a working capital credit facility, which provides for a $75 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 1, 2019. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to LIBOR plus a margin of 90 basis points. Depending on the Company’s credit rating, the margin ranges from 85 to 155 basis points. As of September 30, 2016, we had $66.9 million of outstanding borrowings under the Working Capital Credit Facility, leaving $8.1 million of unused capacity.

In July 2016, the Company amended the working capital credit facility to increase the maximum borrowing capacity from $30 million to $75 million. The scheduled maturity date and interest rate were unchanged by the amendment.
The Fannie Mae credit facilities and the bank unsecured revolving credit facilities are subject to customary financial covenants and limitations, all of which we were in compliance with at September 30, 2016.
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $657.6 million in variable rate debt that is not subject to interest rate swap contracts as of September 30, 2016. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the nine months ended September 30, 2016 would have increased by $5.2 million based on the average balance outstanding during the period.
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
A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Net cash provided by/(used in) operating activities	$383,122	$305,802
Net cash provided by/(used in) investing activities	$(271,602)	$(228,192)
Net cash provided by/(used in) financing activities	$(114,961)	$(91,513)
Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $26.0 million ($0.10 per diluted share) for the three months ended September 30, 2016 as compared to $12.4 million ($0.05 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•
an increase in total property NOI of $16.8 million primarily due to higher revenue per occupied home and NOI from the homes placed in service related to development and redevelopment projects completed in 2016 and 2015 and communities acquired in 2015, partially offset by a decrease from sold communities; and

•
an increase in income from unconsolidated entities of $12.6 million primarily due to the sale of an operating community by the UDR/MetLife II joint venture, which resulted in a gain of $11.5 million for the Company, and a casualty gain of $4.6 million, as a result of insurance proceeds related to a September 2015 event received during the three months ended September 30, 2016;

This was partially offset by:

•
an increase in depreciation expense of $15.2 million due to homes delivered from our development and redevelopment communities and communities acquired in 2015, partially offset by a decrease from sold communities and fully depreciated assets.

Net income/(loss) attributable to common stockholders was $52.5 million ($0.20 per diluted share) for the nine months ended September 30, 2016 as compared to $171.2 million ($0.66 per diluted share) for the comparable period in the prior year. The decrease resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•
gains, net of tax, of $10.4 million on the sale of a retail center in Bellevue, Washington and two parcels of land in Santa Monica, California, during the nine months ended September 30, 2016, compared to gains, net of tax, of $79.0 million from the sale of three communities during the nine months ended September 30, 2015;

•
a decrease in income from unconsolidated entities of $45.0 million due to the sale of an operating community by the UDR/MetLife II joint venture, which resulted in a gain of $11.5 million for the Company, and a casualty gain of $3.5 million, as a result of insurance proceeds related to a September 2015 event received during the nine months ended September 30, 2016, as compared to the sale of the eight communities held by the Texas Joint Venture, which resulted in a gain of $59.1 million, during the nine months ended September 30, 2015;

•	a decrease in joint venture management fees attributable to the promote and fee income of $9.6 million recognized in connection with the sale of the Texas Joint Venture in 2015; and

•
an increase in depreciation expense of $47.4 million due to homes delivered from our development and redevelopment communities and communities acquired in 2015, partially offset by a decrease from sold communities and fully depreciated assets.

This was partially offset by:

•
an increase in total property NOI of $54.2 million primarily due to higher revenue per occupied home and NOI from the homes placed in service related to development and redevelopment projects completed in 2016 and 2015 and communities acquired in 2015, partially offset by a decrease from sold communities.

Apartment Community Operations
Our net income results are primarily from NOI generated from the operation of our apartment communities.
The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, (a)			September 30, (b)
	2016	2015	% Change	2016	2015	% Change
Same-Store Communities:
Same-store rental income	$185,368	$176,079	5.3%	$545,698	$515,221	5.9%
Same-store operating expense (c)	(53,383)	(52,059)	2.5%	(156,621)	(151,273)	3.5%
Same-store NOI	131,985	124,020	6.4%	389,077	363,948	6.9%

Non-Mature Communities/Other NOI:
Acquired communities NOI	12,131	—	N/A	37,855	1,748	2,065.6%
Sold or held for disposition communities NOI	3,868	8,952	(56.8)%	12,061	30,451	(60.4)%
Developed communities NOI	4,840	3,375	43.4%	15,476	4,664	231.8%
Redeveloped communities NOI	11,844	12,154	(2.6)%	35,552	35,743	(0.5)%
Commercial NOI and other	5,688	5,064	12.3%	11,784	11,018	7.0%
Total non-mature communities/other NOI	38,371	29,545	29.9%	112,728	83,624	34.8%
Total Property NOI	$170,356	$153,565	10.9%	$501,805	$447,572	12.1%

(a)Same-Store Community population consisted of 32,472 apartment homes.
(b)Same-Store Community population consisted of 32,310 apartment homes.
(c)Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of total property NOI to Net income/(loss) attributable to UDR, Inc. for each of the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total property NOI	$170,356	$153,565	$501,805	$447,572
Joint venture management and other fees	2,997	3,653	8,473	19,457
Property management	(6,607)	(5,988)	(19,480)	(17,533)
Other operating expenses	(1,636)	(2,639)	(5,280)	(6,174)
Real estate depreciation and amortization	(105,802)	(90,568)	(317,078)	(269,689)
General and administrative	(11,826)	(15,824)	(36,505)	(41,697)
Casualty-related recoveries/(charges), net	(205)	(541)	(1,834)	(2,380)
Other depreciation and amortization	(1,526)	(1,457)	(4,565)	(4,780)
Income/(loss) from unconsolidated entities	15,285	2,691	16,289	61,277
Interest expense	(31,954)	(30,232)	(93,736)	(88,705)
Interest income and other income/(expense), net	478	402	1,449	1,144
Tax benefit/(provision), net	(94)	633	711	2,462
Gain/(loss) on sale of real estate owned, net of tax	—	—	10,385	79,042
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(2,459)	(405)	(4,974)	(6,022)
Net (income)/loss attributable to noncontrolling interests	(51)	1	(365)	(6)
Net income/(loss) attributable to UDR, Inc.	$26,956	$13,291	$55,295	$173,968
Same-Store Communities
Our Same-Store Community properties (those acquired, developed, and stabilized prior to July 1, 2015 for quarter-to-date comparison and January 1, 2015 for year-to-date comparison and held as of September 30, 2016) consisted of 32,472 and 32,310 apartment homes, respectively, and provided 77.5% and 77.5% of our total NOI for the three and nine months ended September 30, 2016, respectively.
Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015
NOI for our Same-Store Community properties increased 6.4% or $8.0 million for the three months ended September 30, 2016 compared to the same period in 2015. The increase in property NOI was attributable to a 5.3% or $9.3 million increase in property rental income, which was partially offset by a 2.5% or $1.3 million increase in operating expenses. The increase in property income was primarily driven by a 5.2% or $8.6 million increase in rental rates and a 6.6% or $0.9 million increase in reimbursement and fee income. Physical occupancy increased 0.1% to 96.8% and total monthly income per occupied home increased 5.2% to $1,966.
The increase in operating expenses was primarily driven by a 10.3% or $1.8 million increase in real estate taxes, partially offset by a decrease of 18.7% or $0.5 million in insurance expense.
The operating margin (property net operating income divided by property rental income) was 71.2% and 70.4% for the three months ended September 30, 2016 and 2015, respectively.

Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015
NOI for our Same-Store Community properties increased 6.9% or $25.1 million for the nine months ended September 30, 2016 compared to the same period in 2015. The increase in property NOI was attributable to a 5.9% or $30.5 million increase in property rental income, which was partially offset by a 3.5% or $5.3 million increase in operating expenses. The increase in property income was primarily driven by a 5.9% or $29.0 million increase in rental rates and a 6.6% or $2.7 million increase in reimbursement and fee income. Physical occupancy decreased 0.1% to 96.6% and total monthly income per occupied home increased 5.9% to $1,942.
The increase in operating expenses was primarily driven by a 9.2% or $4.9 million increase in real estate taxes.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 71.3% for the nine months ended September 30, 2016 as compared to 70.6% for the comparable period in 2015.
Non-Mature Communities/Other
UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped properties, and the non-apartment components of mixed use properties.
Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015
The remaining 22.5% or $38.4 million of our total NOI during the three months ended September 30, 2016 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 29.9% or $8.8 million for the three months ended September 30, 2016 as compared to the same period in 2015. The increase was primarily driven by an increase in NOI of $12.1 million from acquired communities and an increase of $1.2 million from developed and redeveloped communities completed in 2015 and 2016, which was partially offset by a decrease in NOI of $5.1 million from communities sold or held for disposition in 2015 and 2016.
Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015
The remaining 22.5% or $112.7 million of our total NOI during the nine months ended September 30, 2016 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 34.8% or $29.1 million for the nine months ended September 30, 2016 as compared to the same period in 2015. The increase was primarily driven by an increase in NOI of $36.1 million from acquired communities and an increase of $10.6 million from developed and redeveloped communities completed in 2015 and 2016, which was partially offset by a decrease in NOI of $18.4 million from communities sold or held for disposition in 2015 and 2016.

Joint Venture Management and Other Fees

For the nine months ended ended September 30, 2016 and 2015, we recognized income from joint venture management and other fees of $8.5 million and $19.5 million, respectively. The decrease in income in 2016 as compared to 2015 was attributable to the promote and fee income of $9.6 million recognized in connection with the sale of the Texas Joint Venture in 2015 and the decrease in the number of properties managed in the Company's joint ventures.
Real Estate Depreciation and Amortization
During the three months ended September 30, 2016, real estate depreciation and amortization increased 16.8% or $15.2 million as compared to the comparable period in 2015. The increase in depreciation and amortization for the three months ended September 30, 2016 was primarily due to homes delivered from our development and redevelopment communities and communities acquired in 2015, partially offset by a decrease from sold communities and fully depreciated assets.
During the nine months ended September 30, 2016, real estate depreciation and amortization increased 17.6% or $47.4 million as compared to the comparable period in 2015. The increase in depreciation and amortization for the nine months ended September 30, 2016 was primarily due to homes delivered from our development and redevelopment communities and communities acquired in 2015, partially offset by a decrease from sold communities and fully depreciated assets.

General and Administrative

For the three months ended September 30, 2016, general and administrative expense decreased 25.3% or $4.0 million as compared to the comparable period in 2015. The decrease in general and administrative expense for the three months ended September 30, 2016 was principally due to a decrease in bonus expense and stock-based compensation expense for awards under the long-term incentive plan primarily due to the departure of our Chief Financial Officer in 2016 and outperformance in 2015.

For the nine months ended September 30, 2016, general and administrative expense decreased 12.5% or $5.2 million as compared to the comparable period in 2015. The decrease in general and administrative expense for the nine months ended September 30, 2016 was principally due to a decrease in long-term incentive plan transition costs and a decrease in bonus expense and stock-based compensation expense for awards under the long-term incentive plan primarily due to the departure of our Chief Financial Officer in 2016 and outperformance in 2015, which was partially offset by an increase in healthcare costs and salary and benefit increases.

Income/(Loss) from Unconsolidated Entities

For the three months ended ended September 30, 2016 and 2015, we recognized income from unconsolidated entities of $15.3 million and $2.7 million, respectively. This income relates to our investments in unconsolidated joint ventures and partnerships. The increase in income for the three months ended 2016 as compared to 2015 was primarily due to the sale of an operating community by the UDR/MetLife II joint venture, which resulted in a gain of $11.5 million for the Company, and a casualty gain of $4.6 million as a result of insurance proceeds related to a September 2015 event received in 2016.

For the nine months ended ended September 30, 2016 and 2015, we recognized income from unconsolidated entities of $16.3 million and $61.3 million, respectively. This income relates to our investments in unconsolidated joint ventures and partnerships. The decrease in income for the nine months ended 2016 as compared to 2015 was primarily due to the sale of an operating community by the UDR/MetLife II joint venture, which resulted in a gain of $11.5 million for the Company, and a casualty gain of $3.5 million as a result of insurance proceeds related to a September 2015 event received in 2016, as compared to the sale of eight communities held by the Texas Joint Venture in 2015, which generated gains of $59.1 million in 2015.

Interest Expense
For the nine months ended September 30, 2016, interest expense increased by 5.7% or $5.0 million as compared to the comparable period in 2015. The increase in interest expense was principally due to an overall higher weighted average interest rate on total debt, which was primarily a result of lower weighted average daily borrowings under the unsecured credit facility.

Gain/(Loss) on Sale of Real Estate Owned, Net of Tax
    During the nine months ended September 30, 2016, the Company recognized a gain, net of tax, of $10.4 million on the sale of a retail center in Bellevue, Washington and two parcels of land in Santa Monica, California. During the nine months ended September 30, 2015, the Company recognized gains, net of tax, of $79.0 million on the sale of three communities, located in Clearwater, Florida, Orlando, Florida and Beaverton, Oregon, with 812 apartment homes.

Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, the majority of our leases are for a term of fourteen months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and nine months ended September 30, 2016.
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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFO as Adjusted, and AFFO for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income/(loss) attributable to common stockholders	$26,027	$12,361	$52,508	$171,176
Real estate depreciation and amortization	105,802	90,568	317,078	269,689
Noncontrolling interests	2,510	404	5,339	6,028
Real estate depreciation and amortization on unconsolidated joint ventures	12,128	9,396	34,777	29,263
Net gain on the sale of unconsolidated depreciable property	(11,463)	—	(11,463)	(59,073)
Net gain on the sale of depreciable real estate owned	—	—	(8,700)	(79,042)
Funds from operations (“FFO”) attributable to common stockholders and unitholders, basic	$135,004	$112,729	$389,539	$338,041
Distribution to preferred stockholders — Series E (Convertible)	929	930	2,787	2,792
FFO attributable to common stockholders and unitholders, diluted	$135,933	$113,659	$392,326	$340,833
Income/(loss) per weighted average common share - diluted	$0.10	$0.05	$0.20	$0.66
FFO per common share and unit, basic	$0.46	$0.42	$1.34	$1.27
FFO per common share and unit, diluted	$0.46	$0.42	$1.33	$1.25
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	291,469	268,175	290,196	267,057
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	296,501	273,297	295,136	272,170

Impact of adjustments to FFO:
Acquisition-related costs/(fees), including joint ventures	$61	$410	$61	$2,153
Cost/(benefit) associated with debt extinguishment and other	1,729	—	1,729	—
Texas Joint Venture promote and disposition fee income	—	—	—	(9,633)
Long-term incentive plan transition costs	274	791	625	2,653
Net gain on the sale of non-depreciable real estate owned	—	—	(1,685)	—
Legal claims, net of tax	(480)	—	(480)	—
Net loss on sale of unconsolidated land	1,016	—	1,016	—
Casualty-related (recoveries)/charges, including joint ventures, net	(4,422)	797	(1,667)	2,636
	$(1,822)	$1,998	$(401)	$(2,191)

FFO as Adjusted attributable to common stockholders and unitholders, diluted	$134,111	$115,657	$391,925	$338,642

FFO as Adjusted per common share and unit, diluted	$0.45	$0.42	$1.33	$1.24

Recurring capital expenditures	(13,270)	(13,694)	(31,283)	(31,048)
AFFO attributable to common stockholders and unitholders	$120,841	$101,963	$360,642	$307,594

AFFO per common share and unit, diluted	$0.41	$0.37	$1.22	$1.13

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	291,469	268,175	290,196	267,057
Weighted average number of OP/DownREIT Units outstanding	(25,168)	(9,061)	(25,183)	(9,117)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	266,301	259,114	265,013	257,940

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	296,501	273,297	295,136	272,170
Weighted average number of OP/DownREIT Units outstanding	(25,168)	(9,061)	(25,183)	(9,117)
Weighted average number of Series E preferred shares outstanding	(3,028)	(3,029)	(3,028)	(3,033)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	268,305	261,207	266,925	260,020
United Dominion Realty, L.P.:
Business Overview
United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”) is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At September 30, 2016, the Operating Partnership’s real estate portfolio included 56 communities located in eight states and the District of Columbia with a total of 16,974 apartment homes.
As of September 30, 2016, UDR owned 110,883 units of our general partnership interests and 174,116,596 units of our limited partnership interests (the “OP Units”), or approximately 95.1% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this section to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries. In this section, we refer to the General Partner together with its consolidated subsidiaries (including us) and the General Partner’s consolidated joint ventures as “UDR” or the “General Partner.”
UDR is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in June 2003. At September 30, 2016, the General Partner’s consolidated real estate portfolio included 132 communities located in 10 states and the District of Columbia with a total of 40,728 apartment homes. In addition, the General Partner had an ownership interest in 28 communities with 6,891 completed apartment homes through unconsolidated operating communities.
The Operating Partnership’s same-store community apartment home population for the three and nine months ended September 30, 2016 was 14,001.

The following table summarizes our market information by major geographic markets as of September 30, 2016:

					Three Months Ended		Nine Months Ended
		September 30, 2016			September 30, 2016		September 30, 2016
Same-Store Communities	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Monthly Income per Occupied Home (a)	Average Physical Occupancy	Monthly Income per Occupied Home (a)
West Region
San Francisco, CA	7	1,688	10.5%	$387,968	96.1%	$2,900	96.2%	$2,872
Orange County, CA	6	2,052	13.3%	491,018	96.2%	2,186	96.0%	2,150
Seattle, WA	5	932	5.9%	218,360	96.6%	1,848	96.6%	1,801
Los Angeles, CA	2	344	3.0%	109,634	96.6%	2,498	95.5%	2,455
Monterey Peninsula, CA	7	1,565	4.5%	168,091	97.3%	1,534	96.8%	1,491
Other Southern California	2	516	2.5%	91,848	96.1%	1,873	95.4%	1,836
Portland, OR	2	476	1.3%	47,426	97.1%	1,500	97.3%	1,463
Mid-Atlantic Region
Metropolitan D.C.	4	1,315	7.7%	285,212	96.9%	1,938	96.9%	1,919
Baltimore, MD	2	540	2.8%	101,471	96.1%	1,528	96.5%	1,513
Northeast Region
New York, NY	2	996	16.4%	604,322	97.5%	3,901	97.2%	3,837
Boston, MA	1	387	1.9%	69,592	97.2%	1,902	96.6%	1,873
Southeast Region
Nashville, TN	6	1,612	3.8%	140,078	97.9%	1,180	97.5%	1,162
Tampa, FL	2	942	2.8%	103,169	97.6%	1,359	97.0%	1,347
Other Florida	1	636	2.3%	83,038	96.6%	1,488	96.1%	1,486
Total/Average Same-Store Communities	49	14,001	78.7%	2,901,227	96.9%	$2,010	96.6%	$1,980
Non-Mature, Commercial Properties & Other	7	2,973	21.3%	783,639
Total Real Estate Owned	56	16,974	100.0%	3,684,866
Total Accumulated Depreciation				(1,389,858)
Total Real Estate Owned, Net of Accumulated Depreciation				$2,295,008

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.
We report in two segments: Same-Store Communities and Non-Mature Communities/Other.
Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to July 1, 2015 for quarter-to-date comparison and January 1, 2015 for year-to-date comparison and held as of September 30, 2016. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
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
As of September 30, 2016, the Operating Partnership did not have any secured debt maturing during the remainder of 2016.
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
Statements of Cash Flows
The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015.
Operating Activities
For the nine months ended September 30, 2016, Net cash provided by/(used in) operating activities was $179.3 million compared to $178.9 million for the comparable period in 2015. The increase in cash flow from operating activities was primarily due to improved operating income, primarily driven by revenue growth at communities.
Investing Activities
For the nine months ended September 30, 2016, Net cash provided by/(used in) investing activities was $(38.0) million compared to $(24.2) million for the comparable period in 2015. The increase in cash used in investing activities was primarily due to a decrease in proceeds from dispositions, partially offset by decreased development of real estate assets and increased distributions received from unconsolidated entities.

Real Estate Under Development and Redevelopment
At September 30, 2016, the Operating Partnership was redeveloping two communities, located in San Francisco, California and Newport Beach, California, both of which are expected to be completed in the first quarter of 2017. The redevelopments include the renovation of building exteriors, corridors, and common area amenities as well as individual apartment homes.
Financing Activities
For the nine months ended September 30, 2016, our Net cash provided by/(used in) financing activities was $(144.4) million compared to $(155.1) million for the comparable period of 2015. The decrease in cash used in financing activities was primarily due to an decrease in advances to the General Partner, partially offset by the payoff of maturing debt and the early payoff of debt maturing in May 2017.
Credit Facilities
As of September 30, 2016, an aggregate commitment of $408.5 million of the General Partner's secured credit facilities with Fannie Mae was allocated to the Operating Partnership based on the ownership of the assets securing the debt. The entire commitment was outstanding at September 30, 2016. The portions of the Fannie Mae credit facilities allocated to the Operating Partnership mature at various dates from December 2018 through July 2023 and bear interest at floating and fixed rates. At September 30, 2016, $244.9 million of the outstanding balance was fixed at a weighted average interest rate of 5.05% and the remaining balance of $163.6 million on these facilities had a weighted average variable interest rate of 2.22%.
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, $300 million of medium-term notes due June 2018, $300 million of medium-term notes due October 2020, a $350 million term loan facility due January 2021, $400 million of medium-term notes due January 2022, $300 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025 and $300 million of medium-term notes due September 2026. As of September 30, 2016 and December 31, 2015, the outstanding balance under the unsecured revolving credit facility was $180.0 million and $150.0 million, respectively.
The credit facilities are subject to customary financial covenants and limitations.
Derivative Instruments
As part of our General Partner’s overall interest rate risk management strategy, our General Partner uses derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. Our General Partner’s derivative transactions used for interest rate risk management include interest rate swaps with indexes that relate to the pricing of specific debt instruments of our General Partner that are allocated to the Operating Partnership. The General Partner believes that we have appropriately controlled our interest rate risk through the use of derivative instruments (allocated to the Operating Partnership based on the General Partner’s underlying debt instruments allocated to the Operating Partnership) to minimize any unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three and nine months ended September 30, 2016 (see Note 8, Derivatives and Hedging Activity, in the Notes to the Operating Partnership’s Consolidated Financial Statements included in this Report).
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $190.6 million in variable rate debt that is not subject to interest rate swap contracts as of September 30, 2016. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the nine months ended September 30, 2016 would increase by $1.4 million based on the average balance outstanding during the period.
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
Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015.
Net Income/(Loss) Attributable to OP Unitholders
Net income attributable to OP unitholders was $11.5 million ($0.06 per diluted OP Unit) for the three months ended September 30, 2016 as compared to net income of $14.6 million ($0.08 per diluted OP Unit) for the comparable period in the prior year. The decrease in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•
a decrease of $7.6 million in total property NOI primarily due to fewer consolidated apartment homes as a result of the deconsolidation of communities contributed to the DownREIT Partnership during 2015; and

•
losses from unconsolidated entities of $9.5 million for the three months ended September 30, 2016, as compared to none during the three months ended September 30, 2015, as a result of the formation of the DownREIT Partnership in the fourth quarter of 2015.

This was partially offset by:

•	a decrease in real estate depreciation and amortization expense of $6.9 million primarily due to the deconsolidation of communities contributed to the DownREIT Partnership; and

•	a decrease in interest expense of $3.5 million primarily due to the deconsolidation of debt balances related to communities contributed to the DownREIT Partnership.
Net income attributable to OP unitholders was $27.3 million ($0.15 per diluted OP Unit) for the nine months ended September 30, 2016 as compared to net income of $98.3 million ($0.54 per diluted OP Unit) for the comparable period in the prior year. The decrease in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•
a decrease of $20.8 million in total property NOI primarily primarily due to fewer consolidated apartment homes as a result of the deconsolidation of communities contributed to the DownREIT Partnership during 2015;

•
no sales of real estate owned during the the nine months ended September 30, 2016, as compared to a gain on the sale of real estate owned of $57.0 million during the nine months ended September 30, 2015; and

•	losses from unconsolidated entities of $32.9 million for the nine months ended September 30, 2016 primarily due to the formation of the DownREIT Partnership in the fourth quarter of 2015.
This was partially offset by:

•	a decrease in real estate depreciation and amortization expense of $21.6 million primarily due to the deconsolidation of communities contributed to the DownREIT Partnership; and

•	a decrease in interest expense of $10.0 million primarily due to the deconsolidation of debt balances related to communities contributed to the DownREIT Partnership.

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
The following table summarizes the operating performance of our total portfolio for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, (a)			September 30, (b)
	2016	2015	% Change	2016	2015	% Change
Same-Store Communities:
Same-store rental income	$81,790	$76,949	6.3%	$241,016	$225,508	6.9%
Same-store operating expense (c)	(22,085)	(21,287)	3.7%	(63,643)	(61,062)	4.2%
Same-store NOI	59,705	55,662	7.3%	177,373	164,446	7.9%

Non-Mature Communities/Other NOI:
Acquired Communities NOI	1,736	—	N/A	5,354	—	N/A
Sold and held for sale communities NOI	780	14,116	(94.5)%	2,317	43,255	(94.6)%
Developed communities NOI	1,177	818	43.9%	3,728	1,961	90.1%
Redeveloped communities NOI	9,694	9,555	1.5%	28,944	28,267	2.4%
Commercial NOI and other	1,604	2,139	(25.0)%	4,190	4,759	(12.0)%
Total non-mature communities/other NOI	14,991	26,628	(43.7)%	44,533	78,242	(43.1)%
Total Property NOI	$74,696	$82,290	(9.2)%	$221,906	$242,688	(8.6)%

(a)	Same-Store Community population consisted of 14,001 apartment homes.

(b)	Same-Store Community population consisted of 14,001 apartment homes.

(c)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of total property NOI to Net income/(loss) attributable to OP unitholders for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total property NOI	$74,696	$82,290	$221,906	$242,688
Property management	(2,821)	(3,167)	(8,313)	(9,307)
Other operating expenses	(1,509)	(1,482)	(4,528)	(4,468)
Real estate depreciation and amortization	(36,925)	(43,829)	(110,769)	(132,411)
General and administrative	(4,631)	(7,935)	(13,896)	(20,606)
Casualty-related recoveries/(charges), net	(14)	(16)	(479)	(888)
Income/(loss) from unconsolidated entities	(9,463)	—	(32,880)	—
Interest expense	(7,448)	(10,909)	(22,631)	(32,587)
Gain/(loss) on sale of real estate owned	—	—	—	56,998
Net (income)/loss attributable to noncontrolling interests	(368)	(335)	(1,062)	(1,075)
Net income/(loss) attributable to OP unitholders	$11,517	$14,617	$27,348	$98,344
Same-Store Communities
Our Same-Store Community properties (those acquired, developed, and stabilized prior to July 1, 2015 for quarter-to-date comparison and January 1, 2015 for year-to-date comparison and held as of September 30, 2016) consisted of 14,001 apartment homes for both periods and provided 79.9% of our total NOI for both the three and nine months ended September 30, 2016.
Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015
NOI for our Same-Store Community properties increased 7.3% or $4.0 million for the three months ended September 30, 2016 compared to the same period in 2015. The increase in property NOI was primarily attributable to a 6.3% or $4.8 million increase in property rental income, which was partially offset by a 3.7% or $0.8 million increase in operating expenses. The increase in revenues was primarily driven by a 6.2% or $4.5 million increase in rental rates. Physical occupancy increased 0.2% to 96.9% and total income per occupied home increased 6.1% to $2,010 for the three months ended September 30, 2016 compared to the same period in 2015.
The increase in property operating expenses was primarily driven by a 12.4% or $0.8 million increase in real estate taxes and a 7.3% or $0.1 million increase in general and administrative expense compared to the same period in 2015.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 73.0% for the three months ended September 30, 2016 as compared to 72.3% for the comparable period in 2015.
Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015
NOI for our Same-Store Community properties increased 7.9% or $12.9 million for the nine months ended September 30, 2016 compared to the same period in 2015. The increase in property NOI was primarily attributable to a 6.9% or $15.5 million increase in property rental income, which was partially offset by a 4.2% or $2.6 million increase in operating expenses. The increase in revenues was primarily driven by a 7.2% or $15.2 million increase in rental rates. Physical occupancy decreased 0.2% to 96.6% and total income per occupied home increased 7.1% to $1,980 for the three months ended September 30, 2016 compared to the same period in 2015.
The increase in property operating expenses was primarily driven by a 9.2% or $1.8 million increase in real estate taxes, a 9.0% or $0.3 million increase in general and administrative expense and a 2.3% or $0.2 million increase in utilities expense compared to the same period in 2015.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 73.6% for the nine months ended September 30, 2016 as compared to 72.9% for the comparable period in 2015.
Non-Mature Communities/Other
The Operating Partnership’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.
Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015
The remaining 20.1% or $15.0 million of our total NOI during the three months ended September 30, 2016 was generated from our Non-Mature Communities. NOI from Non-Mature Communities decreased 43.7% or $11.6 million for the three months ended September 30, 2016 compared to the same period in 2015. The decrease was primarily driven by a decrease in NOI of $13.3 million from sold and held for sale communities, which was partially offset by an increase in NOI from acquired communities of $1.7 million and an increase in NOI from developed properties of $0.4 million.
Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015
The remaining 20.1% or $44.5 million of our total NOI during the nine months ended September 30, 2016 was generated from our Non-Mature Communities. NOI from Non-Mature Communities decreased 43.1% or $33.7 million for the nine months ended September 30, 2016 compared to the same period in 2015. The decrease was primarily driven by a decrease in NOI of $40.9 million from sold and held for sale communities, which was partially offset by an increase in NOI from acquired communities of $5.4 million and an increase in NOI from developed properties of $1.8 million.
Real Estate Depreciation and Amortization
For the three and nine months ended September 30, 2016, real estate depreciation and amortization decreased by 15.8% or $6.9 million and 16.3% or $21.6 million, respectively, as compared to the comparable periods in 2015, primarily due to the deconsolidation of communities contributed to the DownREIT Partnership during 2015, partially offset by homes delivered from our development and redevelopment properties.
General and Administrative
For the three and nine months ended September 30, 2016, general and administrative expense decreased by 41.6% or $3.3 million and 32.6% or $6.7 million, respectively, as compared to the comparable periods in 2015, primarily due to the deconsolidation of communities contributed to the DownREIT Partnership during 2015.
Income/(Loss) in Unconsolidated Entities
For the three and nine months ended September 30, 2016, income/(loss) from unconsolidated entities of $(9.5) million and $(32.9) million, respectively, was attributable to the Operating Partnership's ownership interest in the DownREIT Partnership, which was formed in the fourth quarter of 2015. The Operating Partnership did not hold any ownership interests in unconsolidated entities for the three and nine months ended September 30, 2015.

Interest Expense

For the three and nine months ended September 30, 2016, interest expense decreased by 31.7% or $3.5 million and 30.6% or $10.0 million, respectively, as compared to the comparable periods in 2015. The decrease in interest expense for the three and nine months ended September 30, 2016 was primarily due to lower loan balances as a result of seven communities, and their related debt, being deconsolidated in 2015 in connection with the formation of the DownREIT Partnership.

Gain/(Loss) on Sale of Real Estate Owned

During the nine months ended September 30, 2016, the Operating Partnership did not have any sales of consolidated real estate owned. During the nine months ended September 30, 2015, the Operating Partnership recognized a gain of $32.4 million on the sale of one community in Beaverton, Oregon and recognized a gain of $24.6 million, which was previously deferred, in connection with the sale of the communities held by the Texas Joint Venture.

Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and nine months ended September 30, 2016.
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
See our Annual Report on Form 10-K for the year ended December 31, 2015 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2016, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.
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
Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in partnerships and joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. We currently have 16 active joint ventures and partnerships, including our participating loan investment and preferred equity investment, with a total equity investment of $917.9 million. We could become engaged in a dispute with one or more of our partners which might affect our ability to operate a jointly-owned property. Moreover, partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners might refuse to make capital contributions when due and we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners’ interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process.
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
Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of September 30, 2016, UDR had approximately $657.6 million of variable rate indebtedness outstanding, which constitutes approximately 18.5% of total outstanding indebtedness as of such date. As of September 30, 2016, the Operating Partnership had approximately $190.6 million of variable rate indebtedness outstanding, which constitutes approximately 43.8% of total outstanding indebtedness to third parties as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of UDR’s common and preferred stock and debt securities.
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

During the three months ended September 30, 2016, we did not issue any shares of our common stock upon redemption of OP Units.
Repurchase of Equity Securities
In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended September 30, 2016.

Period	Total Number of Shares Purchased	Weighted Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510
July 1, 2016 through July 31, 2016	—	—	—	15,032,510
August 1, 2016 through August 31, 2016	—	—	—	15,032,510
September 1, 2016 through September 30, 2016	—	—	—	15,032,510
Balance as of September 30, 2016	9,967,490	$22.00	9,967,490	15,032,510

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

UDR, Inc.
Date:	October 26, 2016	/s/ Shawn G. Johnston
Shawn G. Johnston Chief Accounting Officer and Vice President (Principal Accounting Officer and Interim Principal Financial Officer)

United Dominion Realty, L.P.
		By:	UDR, Inc., its general partner
Date:	October 26, 2016	/s/ Shawn G. Johnston
Shawn G. Johnston Chief Accounting Officer and Vice President (Principal Accounting Officer and Interim Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Restatement of UDR, Inc. (incorporated by reference to Exhibit 3.09 to UDR, Inc.’s Current Report on Form 8-K dated July 27, 2005 and filed with the SEC on August 1, 2005).

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

4.1	UDR, Inc. 2.950% Medium-Term Note, Series A due September 2026, issued August 23, 2016.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of UDR, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges of United Dominion Realty, L.P.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer of UDR, Inc.

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR Inc., general partner of United Dominion Realty, L.P.

31.4	Rule 13a-14(a) Certification of the Principal Financial Officer of UDR Inc., general partner of United Dominion Realty, L.P.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.

32.2	Section 1350 Certification of the Principal Financial Officer of UDR, Inc.

32.3	Section 1350 Certification of the Chief Executive Officer of UDR Inc., general partner of United Dominion Realty, L.P.

32.4	Section 1350 Certification of the Principal Financial Officer of UDR Inc., general partner of United Dominion Realty, L.P.

101
XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended September 30, 2016, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., (vi) notes to consolidated financial statements of UDR, Inc., (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of comprehensive income/(loss) of United Dominion Realty, L.P., (x) consolidated statements of changes in capital of United Dominion Realty, L.P., (xi) consolidated statements of cash flows of United Dominion Realty, L.P., and (xii) notes to consolidated financial statements of United Dominion Realty, L.P.

* Management Contract or Compensatory Plan or Arrangement