Form 10-K
period 2016-12-31
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2017-02-21
CIK 74208, 1018254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

The aggregate market value of the shares of common stock of UDR, Inc. held by non-affiliates on June 30, 2016 was approximately $3.3 billion. This calculation excludes shares of common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 17, 2017, there were 267,370,704 shares of UDR, Inc.’s common stock outstanding.
There is no public trading market for the partnership units of United Dominion Realty, L.P. As a result, an aggregate market value of the partnership units of United Dominion Realty, L.P. cannot be determined.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from UDR, Inc.’s definitive proxy statement for the 2017 Annual Meeting of Stockholders.

This Annual Report on Form 10-K includes financial statements required under Rule 3-09 of Regulation S-X for UDR Lighthouse DownREIT L.P.

EXPLANATORY NOTE
This Report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2016 of UDR, Inc., a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR, Inc. is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company,” “UDR” or “UDR, Inc.” refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including United Dominion Realty, L.P. and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”), both Delaware limited partnerships of which UDR is the sole general partner. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or the “OP” refer to United Dominion Realty, L.P., together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership and the DownREIT Partnership are referred to as “OP Units” and “DownREIT Units” respectively, and the holders of the OP Units and DownREIT Units are referred to as “unitholders.” This combined Form 10-K is being filed separately by UDR and the Operating Partnership.
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
As of December 31, 2016, UDR owned 110,883 units (100%) of the general partnership interests of the Operating Partnership and 174,119,201 units (or approximately 95.1%) of the limited partnership interests of the Operating Partnership. UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities” and “Control and Procedures” are provided for each of UDR and the Operating Partnership. In addition, certain disclosures in “Business” are separated by entity to the extent that the discussion relates to UDR’s business outside of the Operating Partnership.

PART I
Forward-Looking Statements
This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy, and rental expense growth. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unfavorable changes in the apartment market, changing economic conditions, the impact of inflation/deflation on rental rates and property operating expenses, expectations concerning availability of capital and the stability of the capital markets, the impact of competition and competitive pricing, acquisitions, developments and redevelopments not achieving anticipated results, delays in completing developments, redevelopments and lease-ups on schedule, expectations on job growth, home affordability and demand/supply ratio for multifamily housing, expectations concerning development and redevelopment activities, expectations on occupancy levels and rental rates, expectations concerning the joint ventures with third parties, expectations that automation will help grow net operating income, and expectations on annualized net operating income.
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

Item 1. BUSINESS
General
UDR is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, disposes of and manages multifamily apartment communities generally located in high barrier-to-entry markets throughout the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement processes, low single-family home affordability and strong employment growth potential. At December 31, 2016, our consolidated real estate portfolio included 127 communities located in 18 markets, with a total of 39,454 completed apartment homes, which are held directly or through our subsidiaries, including the Operating Partnership and the DownREIT Partnership, and consolidated joint ventures. In addition, we have an ownership interest in 27 communities containing 6,849 apartment homes through unconsolidated joint ventures or partnerships. As of December 31, 2016, the Company was developing two wholly-owned communities with 1,101 apartment homes, none of which have been completed, and four unconsolidated joint venture communities with 1,069 apartment homes, 99 of which have been completed.
At December 31, 2016, the Operating Partnership’s consolidated real estate portfolio included 54 communities located in 14 markets, with a total of 16,698 completed apartment homes. The Operating Partnership owns, operates, acquires, renovates, develops, redevelops, and manages multifamily apartment communities generally located in high barrier-to-entry markets located throughout the United States. During the year ended December 31, 2016, revenues of the Operating Partnership represented approximately 43% of our total rental revenues.
UDR has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to in this Report as the “Code.” To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our stockholders annually. As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent we distribute such net income to our stockholders annually. In 2016, we declared total distributions of $1.18 per common share and paid dividends of $1.1625 per common share.

	Dividends Declared in 2016	Dividends Paid in 2016
First Quarter	$0.2950	$0.2775
Second Quarter	0.2950	0.2950
Third Quarter	0.2950	0.2950
Fourth Quarter	0.2950	0.2950
Total	$1.1800	$1.1625
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
As of February 17, 2017, we had 1,550 full-time associates and 37 part-time associates, all of whom were employed by UDR.
Reporting Segments
We report in two segments: Same-Store Communities and Non-Mature Communities/Other.
Our Same-Store Communities segment includes those communities acquired, developed, and stabilized prior to January 1, 2015, and held as of December 31, 2016. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not classified as held for disposition at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

Our Non-Mature Communities/Other segment represents those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties. For additional information regarding our operating segments, see Note 16, Reportable Segments, in the Notes to the UDR Consolidated Financial Statements included in this Report and Note 11, Reportable Segments, in the Notes to the Operating Partnership’s Consolidated Financial Statements included in this Report.
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

•	manage real estate cycles by taking an opportunistic approach to buying, selling, renovating, redeveloping, and developing apartment communities;

•	empower site associates to manage our communities efficiently and effectively;

•	measure and reward associates based on specific performance targets; and

•	manage our capital structure to help enhance predictability of liquidity, earnings and dividends.
2016 Highlights

•
In July 2016, the Company marked its 44th year as a REIT and, in October 2016, paid its 176th consecutive quarterly dividend. The Company’s annualized declared 2016 dividend of $1.18 represented a 6.3% increase over the previous year.

•	We achieved Same-Store revenue growth of 5.7% and Same-Store net operating income (“NOI”) growth of 6.5%.

•	We completed two developments held by unconsolidated joint ventures in San Francisco, CA and Los Angeles, CA with a total of 637 apartment homes.

•	We completed four developments held by the West Coast Development Joint Venture located in Seattle, WA, Los Angeles, CA and Anaheim, CA with a total of 1,147 apartment homes.

•	We completed three redevelopment projects in Bellevue, WA, Newport Beach, CA and San Francisco, CA.

•	As of December 31, 2016, we were developing two wholly-owned communities and four communities held by unconsolidated joint ventures and redeveloping three wholly-owned communities.

•
We acquired a community in Redmond, WA with 177 apartment homes, increased our ownership from 50% to 100% in two operating communities located in Bellevue, WA with a total of 331 apartment homes and increased our ownership interest in two parcels of land located in Dublin, CA and Los Angeles, CA for a total of approximately $207.3 million, including the assumption of an incremental $37.9 million of secured debt. A portion of these acquisitions was funded with tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986 (“Section 1031 exchanges”).

•
We recognized gains on the sale of real estate of $210.9 million from the sale of seven communities in Baltimore, MD and one community in Dallas, TX with a total of 1,782 apartment homes, a retail center in Bellevue, WA and two parcels of land in Santa Monica, CA. A portion of the sale proceeds was designated for tax-deferred Section 1031 exchanges for certain acquisitions in 2016.

•	In March 2016, we issued 5,000,000 shares of common stock through a public offering for net proceeds of approximately $173.2 million.

•	In August 2016, we issued $300 million of 2.95%, 10-year senior unsecured medium-term notes.
    Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information on the Company’s and the Operating Partnership’s activities in 2016.

Our Strategies and Vision
Our vision is to be the innovative multifamily public REIT of choice. Our strategic priorities are:
1. Strengthen the Quality of Our Diversified Portfolio
2. Flexible/Strong Balance Sheet
3. Increase Cash Flow to Support Dividend Growth through Operating Excellence
4. A Great Place to Work and Live
Quality of Our Diversified Portfolio
We are focused on increasing our presence in markets with favorable job formation, high propensity to rent, low single-family home affordability, and a favorable demand/supply ratio for multifamily housing. Portfolio investment decisions consider internal analyses and third-party research.
Acquisitions and Dispositions
When evaluating potential acquisitions, we consider:

•	whether it is located in a high barrier-to-entry market;

•	population growth, cost of alternative housing, overall potential for economic growth and the tax and regulatory environment of the community in which the property is located;

•	geographic location, including proximity to jobs, entertainment, transportation, and our existing communities which can deliver significant economies of scale;

•	construction quality, condition and design of the property;

•	current and projected cash flow of the property and the ability to increase cash flow;

•	the ability of the property’s projected cash flows to exceed our cost of capital;

•	potential for capital appreciation of the property;

•	ability to increase the value and profitability of the property through operations and redevelopment;

•	terms of resident leases, including the potential for rent increases;

•	occupancy and demand by residents for properties of a similar type in the vicinity;

•	prospects for liquidity through sale, financing, or refinancing of the property; and

•	competition from existing multifamily communities and the potential for the construction of new multifamily properties in the area.
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
The following table summarizes our apartment community acquisitions and dispositions and our consolidated year-end ownership position for the past five years (dollars in thousands):

	2016	2015	2014	2013	2012
Homes acquired	508	3,246	358	—	633
Homes disposed	1,782	2,735	2,500	914	6,507
Homes owned at December 31,	39,454	40,728	39,851	41,250	41,571
Total real estate owned, at cost	$9,615,753	$9,190,276	$8,383,259	$8,207,977	$8,055,828

The following table summarizes our apartment community acquisitions and dispositions and our year-end ownership position of the Operating Partnership for the past five years (dollars in thousands):

	2016	2015		2014	2013	2012
Homes acquired	—	421		—	—	—
Homes disposed	276	4,256	(a)	264	914	1,314
Homes owned at December 31,	16,698	16,974		20,814	20,746	21,660
Total real estate owned, at cost	$3,674,704	$3,630,905		$4,238,770	$4,188,480	$4,182,920

(a) Includes 3,107 homes deconsolidated in 2015 upon contribution of communities by the Operating Partnership to the DownREIT Partnership.
Development Activities
    Our objective in developing a community is to create value while improving the quality of our portfolio. Demographic trends, economic drivers, and how multifamily fundamentals/valuations have trended over the long-term govern our review process on where to allocate development capital. At December 31, 2016, our development pipeline included two wholly-owned communities located in Huntington Beach, California and Boston, Massachusetts with 1,101 homes and a budget of $708.5 million, in which we have a carrying value of $342.3 million.
Redevelopment Activities
Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also producing a higher yielding and more valuable asset through asset quality improvement. During 2016, we continued to redevelop properties in primary markets where we concluded there was an opportunity to add value. At December 31, 2016, the Company was redeveloping 425 apartment homes, 351 of which have been completed, at three wholly-owned communities located in San Francisco, California, Austin, Texas, and Dallas, Texas. During the year ended December 31, 2016, we incurred $21.3 million in major renovations, which include major structural changes and/or architectural revisions to existing buildings.
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
Operating Partnership Strategies and Vision
The Operating Partnership’s long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets and enhance resident and associate service through technology. As a result, the Operating Partnership has sought to expand its interests in communities located in New York, New York; San Francisco Bay Area, California; Boston, Massachusetts; and Metropolitan D.C. over the past years. Prospectively, we plan to continue to channel new investments into those markets we believe will continue to provide the best investment returns. Markets will be targeted based upon defined criteria including above average job growth, household income, low single-family home affordability and limited new supply for multifamily housing, which are key drivers to strong rental growth.
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
Communities
At December 31, 2016, our consolidated real estate portfolio included 127 communities with a total of 39,454 completed apartment homes, which included the Operating Partnership’s consolidated real estate portfolio of 54 communities with a total of 16,698 completed apartment homes. The overall quality of our portfolio enables us to raise rents and to attract residents with higher levels of disposable income who are more likely to absorb such rents.
At December 31, 2016, the Company was developing two wholly-owned communities with 1,101 apartment homes, none of which have been completed. The communities being developed are not part of the Operating Partnership’s real estate portfolio.
At December 31, 2016, the Company was redeveloping 425 apartment homes, 351 of which have been completed, at three wholly-owned communities. One of these communities under redevelopment is held by the Operating Partnership.
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
For the year ended December 31, 2016, our Same-Store NOI increased by $31.4 million compared to the prior year. Our Same-Store Community properties provided 76.9% of our total NOI for the year ended December 31, 2016. The increase in NOI for the 31,930 Same-Store apartment homes, or 80.9% of our portfolio, was driven by an increase in rental rates and fee and reimbursement income, partially offset by an increase in real estate taxes.
For the year ended December 31, 2016, the Operating Partnership’s Same-Store NOI increased by $15.8 million compared to the prior year. The Operating Partnership’s Same-Store Community properties provided 79.9% of its total NOI for the year ended December 31, 2016. The increase in NOI for the 14,001 Same-Store apartment homes, or 83.8% of the Operating Partnership’s portfolio, was driven by an increase in rental rates and a decrease in operating expenses.
Revenue growth in 2017 may be impacted by adverse developments affecting the general economy, reduced occupancy rates, increased rental concessions, new supply, increased bad debt and other factors which may adversely impact our ability to increase rents.
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
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, property taxes, utilities and material costs, the majority of our apartment leases have terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2016.
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
Risks Related to Our Real Estate Investments and Our Operations
Unfavorable Apartment Market and Economic Conditions Could Adversely Affect Occupancy Levels, Rental Revenues and the Value of Our Real Estate Assets. Unfavorable market conditions in the areas in which we operate and unfavorable economic conditions generally may significantly affect our occupancy levels, our rental rates and collections, the value of the properties and our ability to strategically acquire or dispose of apartment communities on economically favorable terms. Our ability to lease our properties at favorable rates is adversely affected by the increase in supply in the multifamily and other rental markets and is dependent upon the overall level in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, a downturn in the housing market, stock market volatility and uncertainty about the future. Some of our major expenses generally do not decline when related rents decline. We would expect that declines in our occupancy levels, rental revenues and/or the values of our apartment communities would cause us to have less cash available to pay our indebtedness and to distribute to UDR’s stockholders, which could adversely affect our financial condition and the market value of our securities. Factors that may affect our occupancy levels, our rental revenues, and/or the value of our properties include the following, among others:

•	downturns in the global, national, regional and local economic conditions, particularly increases in unemployment;

•	declines in mortgage interest rates, making alternative housing more affordable;

•	government or builder incentives with respect to home ownership, making alternative housing options more attractive;

•	local real estate market conditions, including oversupply of, or reduced demand for, apartment homes;

•	declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;

•	changes in market rental rates;

•	our ability to renew leases or re-lease space on favorable terms;

•	the timing and costs associated with property improvements, repairs or renovations;

•	declines in household formation; and

•	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs.
We May Be Unable to Renew Leases or Relet Apartment Units as Leases Expire, or the Terms of Renewals or New Leases May Be Less Favorable Than Current Leases. When our residents decide to leave our apartments, whether because they decide not to renew their leases or they leave prior to their lease expiration date, we may not be able to relet their apartment units. Even if the residents do renew or we can relet the apartment units, the terms of renewal or reletting may be less favorable than current lease terms. Furthermore, because the majority of our apartment leases have terms of 12 months or less, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms. If we are unable to promptly renew the leases or relet the apartment units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition may be adversely affected. If residents do not experience increases in their income, we may be unable to increase rent and/or delinquencies may increase.

We Face Certain Risks Related to Our Retail and Commercial Space. Certain of our properties include retail or commercial space that we lease to third parties. The long term nature of our retail and commercial leases (generally five to ten years with market based renewal options) and the characteristics of many of our tenants (generally small and/or local businesses) may subject us to certain risks. The longer term leases could result in below market lease rates over time if we do not accurately judge the potential increases in market rental rates. We may not be able to lease new space for rents that are consistent with our projections or for market rates. Also, when leases for our retail or commercial space expire, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the prior lease terms. Our properties compete with other properties with retail or commercial space. The presence of competitive alternatives may affect our ability to lease space and the level of rents we can obtain. If our retail or commercial tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations, which could adversely impact our results of operations and financial condition.

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

We Are Subject to Certain Risks Associated with Selling Apartment Communities, Which Could Limit Our Operational and Financial Flexibility. We periodically dispose of apartment communities that no longer meet our strategic objectives, but adverse market conditions may make it difficult to sell apartment communities like the ones we own. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. These conditions may limit our ability to dispose of properties and to change our portfolio promptly in order to meet our strategic objectives, which may in turn have a material adverse effect on our financial condition and the market value of our securities. We are also subject to the following risks in connection with sales of our apartment communities, among others:

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
We May Not Realize the Anticipated Benefits of Past or Future Acquisitions, and the Failure to Integrate Acquired Communities and New Personnel Successfully Could Create Inefficiencies. We have selectively acquired in the past, and if presented with attractive opportunities we intend to selectively acquire in the future, apartment communities that meet our investment criteria. Our acquisition activities and their success are subject to the following risks, among others:

•	we may be unable to obtain financing for acquisitions on favorable terms or at all;

•	even if we are able to finance the acquisition, cash flow from the acquisition may be insufficient to meet our required principal and interest payments on the debt used to finance the acquisition;

•	even if we enter into an acquisition agreement for an apartment community, we may not complete the acquisition for a variety of reasons after incurring certain acquisition-related costs;

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
Development and Construction Risks Could Impact Our Profitability. In the past we have selectively pursued the development and construction of apartment communities, and we intend to do so in the future as appropriate opportunities arise. Development activities have been, and in the future may be, conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. Our development and construction activities are subject to the following risks, among others:

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

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in partnerships and joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. We currently have 16 active joint ventures and partnerships, including our participating loan investment and preferred equity investment, with a total equity investment of $827.0 million. We could become engaged in a dispute with one or more of our partners which might affect our ability to operate a jointly-owned property. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners might refuse to make capital contributions when due and we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners’ interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process.
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

Compliance with or Changes in Real Estate Tax and Other Laws and Regulations Could Adversely Affect Our Funds from Operations and Our Ability to Make Distributions to Stockholders. We are subject to federal, state and local laws, regulations and ordinances at locations where we operate and to the rules and regulations of various local authorities regarding a wide variety of matters that could affect, directly or indirectly, our operations. Generally, we do not directly pass through costs resulting from compliance with or changes in real estate tax laws to residential property tenants. We also do not generally pass through increases in income, service or other taxes to tenants under leases. These costs may adversely affect net operating income and the ability to make distributions to stockholders. Similarly, compliance with or changes in (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions or (ii) rent control or rent stabilization laws or other laws and regulations regulating housing, such as the Americans with Disabilities Act and the Fair Housing Amendments Act of 1988, may result in significant unanticipated expenditures, which would adversely affect our funds from operations and the ability to make distributions to stockholders.
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
Risk of Earthquake Damage. Some of our communities are located in the general vicinity of active earthquake faults. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We may also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect our business, financial condition and results of operations. Insurance coverage for earthquakes can be costly due to limited industry capacity. As a result, we may experience shortages in desired coverage levels if market conditions are such that insurance is not available or the cost of insurance makes it, in management’s view, economically impractical.
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
Risk Related to Preferred Equity Investments. In the future we may make preferred equity investments in corporations, limited partnerships, limited liability companies or other entities that have been formed for the purpose of acquiring, developing or managing real property. With preferred equity investments, our interest in a particular entity will be less than a majority of the outstanding voting interests of that entity. Generally, we will not have the ability to control the daily operations of the entity, and we will not have the ability to select or remove a majority of the members of the board of directors, managers, general partner or partners or similar governing body of the entity or otherwise control its operations. Although we would seek to maintain sufficient influence over the entity to achieve our objectives, the owner of the majority of the voting interests may have interests that differ from ours and may be in a position to take actions without our consent or that are inconsistent with our interests. Further, if the owner of the majority of the voting interests were to fail to invest capital in the entity, we may have to invest additional capital to protect our investment. The owner of the majority of the voting interests may fail to develop or operate the real property in the manner intended and as a result the entity may not be able to redeem our investment or pay the return expected to us in a timely manner if at all. In addition, we may not be able to dispose of our investment in the entity in a timely manner or at the price at which we would want to divest. In the event that such an entity fails to meet expectations or becomes insolvent, we may lose our entire investment in the entity.
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
Our Business and Operations Would Suffer in the Event of System Failures or Breaches in Data Security. Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems and systems maintained by third party vendors are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war, and telecommunication failures. We rely on information technology networks and systems, including the Internet and networks and systems maintained and controlled by third party vendors, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and keeping of records, which may include personal identifying information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. Although we take steps, and generally require third party vendors to take steps, to protect the security of the data maintained in our and their information systems, it is possible that our or their security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information, such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our or third party vendors’ information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.
Social Media Presents Risks. The use of social media could cause us to suffer brand damage or unintended information disclosure. Negative posts or communications about us on a social networking website could damage our reputation. Further, employees or others may disclose non-public information regarding us or our business or otherwise make negative comments regarding us on social networking or other websites, which could adversely affect our business and results of operations. As social media evolves we will be presented with new and risks and challenges.

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
Risks Related to Our Indebtedness and Financings
Insufficient Cash Flow Could Affect Our Debt Financing and Create Refinancing Risk. We are subject to the risks normally associated with debt financing, including the risk that our operating income and cash flow will be insufficient to make required payments of principal and interest, or could restrict our borrowing capacity under our line of credit due to debt covenant restraints. Sufficient cash flow may not be available to make all required principal payments and still satisfy UDR’s distribution requirements to maintain its status as a REIT for federal income tax purposes. In addition, the full limits of our line of credit may not be available to us and we may not be able to access the commercial paper market if our operating performance falls outside the constraints of our debt covenants. We are also likely to need to refinance substantially all of our outstanding debt as it matures. We may not be able to refinance existing debt, or the terms of any refinancing may not be as favorable as the terms of the existing debt, which could create pressures to sell assets or to issue additional equity when we would otherwise not choose to do so. In addition, our failure to comply with our debt covenants could result in a requirement to repay our indebtedness prior to its maturity, which could have an adverse effect on our financial condition, cash flow, increase our financing costs and impact our ability to make distributions to UDR’s stockholders.
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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt, including commercial paper, at rates that vary with market interest rates. As of December 31, 2016, UDR had approximately $432.0 million of variable rate indebtedness outstanding, which constitutes approximately 12.7% of total outstanding indebtedness as of such date. As of December 31, 2016, the Operating Partnership had approximately $190.6 million of variable rate indebtedness outstanding, which constitutes approximately 43.8% of total outstanding indebtedness to third parties as of such date. In addition, borrowings under our commercial paper program bear interest at variable rates. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including commercial paper. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of UDR’s common and preferred stock and debt securities.
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
Financing May Not Be Available and Could Be Dilutive. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit, construction loans and other forms of secured debt, commercial paper and other forms of unsecured debt, and equity financing, including common and preferred equity. We and other companies in the real estate industry have experienced limited availability of financing from time to time, including due to regulatory changes directly or indirectly affecting financing markets, for example the changes in terms on construction loans brought about by the Basel III capital requirements and the associated “High Volatility Commercial Real Estate” designation, which has adversely impacted the availability of loans, including construction loans and the interest rate thereon. Restricted lending practices could impact our ability to obtain financing or refinancing for our properties. If we issue additional equity securities to finance developments and acquisitions instead of incurring debt, the interests of our existing stockholders could be diluted.
Failure To Maintain Our Current Credit Ratings Could Adversely Affect Our Cost of Funds, Related Margins, Liquidity, and Access to Capital Markets. Moody’s and Standard & Poor’s routinely evaluate our debt and have given us ratings on our senior unsecured debt, commercial paper program and preferred stock. These ratings are based on a number of factors, which included their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. Due to changes in these factors and market conditions, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity, and access to capital markets, including our ability to access the commercial paper market.
Disruptions in Financial Markets May Adversely Impact Availability and Cost of Credit and Have Other Adverse Effects on Us and the Market Price of UDR’s Stock. Our ability to make scheduled payments on, or to refinance, our debt obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control. During the global financial crisis and the economic recession that followed it, the United States stock and credit markets experienced significant price volatility, dislocations and liquidity disruptions, which caused market prices of many stocks to fluctuate substantially and the spreads on debt financings to widen considerably. Those circumstances materially impacted liquidity in the financial markets at times, making terms for certain financings less attractive, and in some cases resulted in the unavailability of financing, such as the commercial paper market. Any future disruptions or uncertainty in the stock and credit markets may negatively impact our ability to refinance existing indebtedness and access additional financing for acquisitions, development of our properties and other purposes at reasonable terms or at all, which may negatively affect our business and the market price of UDR’s common stock. If we are not successful in refinancing our existing indebtedness when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of UDR’s common or preferred stock.
A Change in U.S. Government Policy or Support Regarding Fannie Mae or Freddie Mac Could Have a Material Adverse Impact on Our Business. While in recent years we have decreased our borrowing from Fannie Mae and Freddie Mac, Fannie Mae and Freddie Mac are a major source of financing to participants in the multifamily housing market including potential purchasers of our properties. Potential options for the future of agency mortgage financing in the U.S. have been suggested, including options that could involve a reduction in the amount of financing Fannie Mae and Freddie Mac are able to provide, limitations on the loans that the agencies may make, which may not include loans secured by properties like our properties, or the phase out of Fannie Mae and Freddie Mac. While we believe Fannie Mae and Freddie Mac will continue to provide liquidity to our sector, should they discontinue doing so, have their mandates changed or reduced or be disbanded or reorganized by the government, or if there is reduced government support for multifamily housing generally, it may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily residential real estate and, as a result, may adversely affect our business and results of operations.
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
Changes to the U.S. Federal Income Tax Laws, including the Enactment of Certain Proposed Tax Reform Measures, Could Have an Adverse Impact on Our Business and Financial Results. Changes to the U.S. federal income tax laws are proposed regularly. Legislative and regulatory changes may be more likely in the 115th Congress because the Presidency and such Congress will be controlled by the same political party and significant reform of the Code has been described publicly as a legislative priority.  Additionally, the REIT rules are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes.  If enacted, certain such changes could have an adverse impact on our business and financial results.  For example, certain proposals set forth in President Trump’s administration and House Republican tax plans could reduce the relative competitive advantage of operating as a REIT unless accompanied by responsive changes to the REIT rules.  These proposals include: the lowering of income tax rates on individuals and corporations, which could ease the burden of double taxation on corporate dividends and make the single level of taxation on REIT distributions relatively less attractive; allowing the expensing of capital expenditures, which could result in the bunching of taxable income and required distributions for REITs; and further limiting or eliminating the deductibility of interest expense, which could disrupt the real estate market and could increase the amount of REIT taxable income that must be distributed as dividends to shareholders.
We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be issued, nor is the long-term impact of proposed tax reforms on the real estate investment industry or REITs clear.  Prospective investors are urged to consult their tax advisors regarding the effect of potential changes to the U.S. federal tax laws on an investment in our shares.

We May Be Adversely Affected by Changes in State and Local Tax Laws and May Become Subject to Tax Audits from Time to Time. As discussed in the risk factors above, because UDR is organized and qualifies as a REIT, it is generally not subject to federal income taxes, but it is subject to certain state and local taxes. From time to time, changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we own apartment communities may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional state and local taxes. These increased tax costs could adversely affect our financial condition and the amount of cash available for the payment of distributions to UDR’s stockholders. In the normal course of business, we or our affiliates (including entities through which we own real estate) may also become subject to federal, state or local tax audits. If we (or such entities) become subject to federal, state or local tax audits, the ultimate result of such audits could have an adverse effect on our financial condition.

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

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
At December 31, 2016, our consolidated apartment portfolio included 127 communities located in 18 markets, with a total of 39,454 completed apartment homes.
The tables below set forth a summary of real estate portfolio by geographic market of the Company and of the Operating Partnership at December 31, 2016.
SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2016
UDR, INC.

	Number of Apartment Communities	Number of Apartment Homes	Percentage of Carrying Value	Gross Amount (in thousands)	Encumbrances (in thousands)	Cost per Home	Average Physical Occupancy	Average Home Size (in square feet)
WEST REGION
Orange County, CA	12	4,814	12.1%	$1,159,595	$177,005	$240,880	95.4%	837
San Francisco, CA	11	2,751	8.8%	850,605	65,495	309,198	95.8%	830
Seattle, WA	14	2,593	9.1%	876,934	79,577	338,193	95.9%	902
Los Angeles, CA	4	1,225	4.6%	446,465	110,778	364,461	95.3%	967
Monterey Peninsula, CA	7	1,565	1.8%	169,005	—	107,990	96.7%	728
Other Southern California	3	756	1.3%	124,891	55,263	165,200	95.8%	934
Portland, OR	2	476	0.5%	47,559	—	99,914	97.1%	903
MID-ATLANTIC REGION
Metropolitan D.C.	22	8,402	22.3%	2,142,013	272,919	254,941	96.4%	908
Richmond, VA	4	1,358	1.5%	143,773	33,850	105,871	96.6%	1,018
Baltimore, MD	3	720	1.6%	149,249	—	207,290	96.9%	993
NORTHEAST REGION
New York, NY	4	1,945	13.6%	1,301,167	—	668,980	97.3%	742
Boston, MA	5	1,548	5.8%	560,593	78,350	362,140	96.3%	1,042
SOUTHEAST REGION
Orlando, FL	9	2,500	2.3%	216,647	—	86,659	96.8%	946
Nashville, TN	8	2,260	2.1%	201,468	64,971	89,144	97.6%	933
Tampa, FL	7	2,287	2.6%	245,242	12,450	107,233	96.7%	982
Other Florida	1	636	0.8%	83,404	39,787	131,140	96.4%	1,130
SOUTHWEST REGION
Dallas, TX	7	2,345	2.7%	263,352	107,734	112,304	96.6%	862
Austin, TX	4	1,273	1.6%	158,009	36,299	124,123	94.6%	913
Total Operating Communities	127	39,454	95.1%	9,139,971	1,134,478	$231,661	96.3%	900
Real Estate Under Development (a)	—	—	3.6%	342,282	—
Land	—	—	0.7%	72,429	—
Held for Disposition	—		—%	1,624	—
Other	—	—	0.6%	59,447	—
Total Real Estate Owned	127	39,454	100.0%	$9,615,753	$1,134,478

(a)	As of December 31, 2016, the Company was developing two wholly-owned communities with 1,101 apartment homes, none of which have been completed.

SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2016
UNITED DOMINION REALTY, L.P.

	Number of Apartment Communities	Number of Apartment Homes	Percentage of Carrying Value	Gross Amount (in thousands)	Encumbrances (in thousands)	Cost per Home	Average Physical Occupancy	Average Home Size (in square feet)
WEST REGION
Orange County, CA	7	3,499	21.1%	$776,770	$177,005	$221,998	95.2%	806
San Francisco, CA	9	2,185	16.0%	588,883	65,493	269,512	96.7%	817
Seattle, WA	5	932	6.0%	219,445	—	235,456	96.6%	874
Los Angeles, CA	2	344	3.0%	110,435	43,078	321,029	95.6%	976
Monterey Peninsula, CA	7	1,565	4.6%	169,006	—	107,990	96.7%	728
Other Southern California	2	516	2.5%	92,297	55,262	178,876	95.5%	951
Portland, OR	2	476	1.3%	47,559	—	99,914	97.1%	903
MID-ATLANTIC REGION
Metropolitan D.C.	6	2,068	15.1%	554,630	31,374	268,196	96.5%	898
Baltimore, MD	2	540	2.8%	102,303	—	189,450	96.7%	968
NORTHEAST REGION
New York, NY	2	996	16.5%	605,682	—	608,113	97.3%	690
Boston, MA	1	387	1.9%	69,808	—	180,382	96.7%	1,069
SOUTHEAST REGION
Nashville, TN	6	1,612	3.8%	141,452	23,550	87,749	97.6%	925
Tampa, FL	2	942	2.8%	103,872	—	110,269	96.9%	1,043
Other Florida	1	636	2.3%	83,405	39,787	131,140	96.4%	1,130
Total Operating Communities	54	16,698	99.7%	3,665,547	435,549	$219,205	96.3%	868
Real Estate Under Development	—	—	—%	—	—
Land	—	—	—%	—	—
Other	—	—	0.3%	9,157	—
Total Real Estate Owned	54	16,698	100.0%	$3,674,704	$435,549

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

Item 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

UDR, Inc.:
Common Stock
UDR, Inc.’s common stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “UDR” since May 7, 1990. The following tables set forth the quarterly high and low sale prices per common share reported on the NYSE for each quarter of the last two fiscal years. Distribution information for common stock reflects distributions declared per share for each calendar quarter and paid at the end of the following month.

	2016			2015
	High	Low	Distributions Declared	High	Low	Distributions Declared
Quarter ended March 31,	$38.53	$33.15	$0.2950	$35.22	$31.31	$0.2775
Quarter ended June 30,	$38.56	$33.42	$0.2950	$34.17	$31.62	$0.2775
Quarter ended September 30,	$37.63	$34.20	$0.2950	$35.67	$31.14	$0.2775
Quarter ended December 31,	$36.48	$33.11	$0.2950	$37.89	$33.77	$0.2775
On February 17, 2017, the closing sale price of our common stock was $35.59 per share on the NYSE, and there were 3,982 holders of record of the 267,370,704 outstanding shares of our common stock.
We have determined that, for federal income tax purposes, approximately 61% of the distributions for 2016 represented ordinary income, 27% represented long-term capital gain, and 12% represented unrecaptured section 1250 gain.
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
Distributions declared on the Series E for the years ended December 31, 2016 and 2015 were $1.33 per share or $0.3322 per quarter. The Series E is not listed on any exchange. At December 31, 2016, a total of 2,796,903 shares of the Series E were outstanding.
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
As of December 31, 2016, a total of 16,196,889 shares of the Series F were outstanding. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to any other rights, privileges or preferences.
Distribution Reinvestment and Stock Purchase Plan
We have a Distribution Reinvestment and Stock Purchase Plan under which holders of our common stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of our common stock. Stockholders who do not participate in the plan continue to receive distributions as and when declared. As of February 17, 2017, there were approximately 2,159 participants in the plan.
United Dominion Realty, L.P.:
Operating Partnership Units
There is no established public trading market for United Dominion Realty, L.P.’s Operating Partnership Units. From time to time we issue shares of our common stock in exchange for OP Units tendered to the Operating Partnership for redemption in accordance with the provisions of the Operating Partnership’s limited partnership agreement. At December 31, 2016, there were 183,278,698 OP Units outstanding in the Operating Partnership, of which 174,230,084 OP Units or 95.1% were owned by UDR and affiliated entities and 9,048,614 OP Units or 4.9% were owned by non-affiliated limited partners. Under the terms of the Operating Partnership’s limited partnership agreement, the holders of OP Units have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the holder in exchange for a cash payment based on the market value of our common stock at the time of redemption. However, the Operating Partnership’s obligation to pay the cash amount is subject to the prior right of the Company to acquire such OP Units in exchange for either the cash amount or the number of shares of our common stock equal to the number of OP Units being redeemed.
During 2016, we issued a total of 4,685 shares of common stock upon redemption of OP Units.
Purchases of Equity Securities
In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, UDR’s Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended December 31, 2016.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510
October 1, 2016 through October 31, 2016	—	—	—	15,032,510
November 1, 2016 through November 30, 2016	—	—	—	15,032,510
December 1, 2016 through December 31, 2016	—	—	—	15,032,510
Balance as of December 31, 2016	9,967,490	$22.00	9,967,490	15,032,510

(a)
This number reflects the amount of shares that were available for purchase under our 10 million share repurchase program authorized in February 2006 and our 15 million share repurchase program authorized in January 2008.

During the three months ended December 31, 2016, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 through October 31, 2016	—	$—	N/A	N/A
November 1, 2016 through November 30, 2016	—	—	N/A	N/A
December 1, 2016 through December 31, 2016	60,372	36.48	N/A	N/A
Total	60,372	$36.48

(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.

Comparison of Five-year Cumulative Total Returns
The following graph compares the five-year cumulative total returns for UDR common stock with the comparable cumulative return of the NAREIT Equity REIT Index, Standard & Poor’s 500 Stock Index, the NAREIT Equity Apartment Index and the MSCI US REIT Index. The graph assumes that $100 was invested on December 31, 2011, in each of our common stock and the indices presented. Historical stock price performance is not necessarily indicative of future stock price performance. The comparison assumes that all dividends are reinvested.

	Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
UDR, Inc.	100.00	98.07	100.00	137.18	172.80	173.26
NAREIT Equity Apartment Index	100.00	106.93	100.31	140.06	163.10	167.76
US MSCI REITS	100.00	117.77	120.68	157.34	161.30	175.17
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
NAREIT Equity REIT Index	100.00	118.06	120.97	157.43	162.46	176.30
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

Item 6. SELECTED FINANCIAL DATA
The following tables set forth selected consolidated financial and other information of UDR, Inc. and of the Operating Partnership as of and for each of the years in the five-year period ended December 31, 2016. The table should be read in conjunction with each of UDR, Inc.’s and the Operating Partnership’s respective consolidated financial statements and the notes thereto, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report.

	UDR, Inc. Year Ended December 31, (In thousands, except per share data and apartment homes owned)
	2016	2015	2014	2013	2012
OPERATING DATA:
Rental income	$948,461	$871,928	$805,002	$746,484	$704,701
Income/(loss) from continuing operations	109,529	105,482	16,260	2,340	(46,305)
Income/(loss) from discontinued operations, net of tax	—	—	10	43,942	266,608
Net income/(loss)	320,380	357,159	159,842	46,282	220,303
Distributions to preferred stockholders	3,717	3,722	3,724	3,724	6,010
Net income/(loss) attributable to common stockholders	289,001	336,661	150,610	41,088	203,376
Common stock distributions declared	315,102	289,500	263,503	235,721	215,654
Income/(loss) per weighted average common share — basic:
Income/(loss) from continuing operations attributable to common stockholders	$1.09	$1.30	$0.60	$(0.01)	$(0.22)
Income/(loss) from discontinued operations attributable to common stockholders	—	—	—	0.17	1.07
Net income/(loss) attributable to common stockholders	$1.09	$1.30	$0.60	$0.16	$0.85
Income/(loss) per weighted average common share — diluted:
Income/(loss) from continuing operations attributable to common stockholders	$1.08	$1.29	$0.59	$(0.01)	$(0.22)
Income/(loss) from discontinued operations attributable to common stockholders	—	—	—	0.17	1.07
Net income/(loss) attributable to common stockholders	$1.08	$1.29	$0.59	$0.16	$0.85
Weighted average number of Common Shares outstanding — basic	265,386	258,669	251,528	249,969	238,851
Weighted average number of Common Shares outstanding — diluted	267,311	263,752	253,445	249,969	238,851
Weighted average number of Common Shares outstanding, OP Units/DownREIT Units and Common Stock equivalents outstanding — diluted	295,469	276,699	265,728	263,926	252,659
Common stock distributions declared - per share	$1.18	$1.11	$1.04	$0.94	$0.88
Balance Sheet Data:
Real estate owned, at cost (a)	$9,615,753	$9,190,276	$8,383,259	$8,207,977	$8,055,828
Accumulated depreciation (a)	2,923,625	2,646,874	2,434,772	2,208,794	1,924,682
Total real estate owned, net of accumulated depreciation (a)	6,692,128	6,543,402	5,948,487	5,999,183	6,131,146
Total assets	7,679,584	7,663,844	6,828,728	6,787,342	6,839,637
Secured debt, net (a)	1,130,858	1,376,945	1,354,321	1,432,186	1,420,028
Unsecured debt, net	2,270,620	2,193,850	2,210,978	2,071,137	1,969,839
Total debt, net	3,401,478	3,570,795	3,565,299	3,503,323	3,389,867
Total stockholders’ equity	$3,093,110	$2,899,755	$2,735,097	$2,811,648	$2,992,916
Number of Common Shares outstanding	267,259	261,845	255,115	250,750	250,139

	UDR, Inc. Year Ended December 31, (In thousands, except per share data and apartment homes owned)
	2016	2015	2014	2013	2012
OPERATING DATA (continued):
Other Data (a)
Total consolidated apartment homes owned (at end of year)	39,454	40,728	39,851	41,250	41,571
Weighted average number of consolidated apartment homes owned during the year	40,543	39,501	40,644	41,392	42,747
Cash Flow Data:
Cash provided by/(used in) operating activities (c)	$536,929	$458,627	$397,303	$344,373	$327,187
Cash provided by/(used in) investing activities (c)	(112,277)	(265,461)	(298,603)	(127,680)	(211,582)
Cash provided by/(used in) financing activities	(429,282)	(201,648)	(113,725)	(198,559)	(115,993)
Funds from Operations (b):
Funds from operations attributable to common stockholders and unitholders — basic	$527,096	$455,565	$411,702	$376,778	$350,628
Funds from operations attributable to common stockholders and unitholders — diluted	530,813	459,287	415,426	380,502	354,532

(a) Includes amounts classified as Held for Disposition, where applicable.

(b) Funds from operations (“FFO”) is defined as net income attributable to common stockholders (computed in accordance with GAAP), excluding impairment write-downs of depreciable real estate or of investments in non-consolidated investees that are driven by measurable decreases in the fair value of depreciable real estate held by the investee, gains or losses from sales of depreciable property, plus real estate depreciation and amortization, and after adjustments for noncontrolling interests, unconsolidated partnerships and joint ventures. This definition conforms with the National Association of Real Estate Investment Trust’s (“NAREIT”) definition issued in April 2002. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of a REIT’s operating performance. In the computation of FFO, diluted, if OP Units, DownREIT Units, unvested restricted stock, stock options, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive, they are included in the diluted share count.

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

(c)
The Company elected to early adopt Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments in 2016. See Note 2, Significant Accounting Policies, in the Notes to the UDR, Inc. Consolidated Financial Statements included in this Report for a complete description of the ASU and its impact.

Upon adopting the ASU, the Company elected to classify distributions received from equity method investees using the cumulative earnings approach. As a result, the following retrospective changes were made to the above table:

	2015	2014	2013	2012
Cash provided by/(used in) operating activities - as previously reported	$431,615	$392,360	$339,902	$327,187
Return on investment in unconsolidated joint ventures	27,012	4,943	4,471	—
Cash provided by/(used in) operating activities - as reported above	$458,627	$397,303	$344,373	$327,187

Cash provided by/(used in) investing activities - as previously reported	$(238,449)	$(293,660)	$(123,209)	$(211,582)
Return on investment in unconsolidated joint ventures	(27,012)	(4,943)	(4,471)	—
Cash provided by/(used in) investing activities - as reported above	$(265,461)	$(298,603)	$(127,680)	$(211,582)

United Dominion Realty, L.P.
Year Ended December 31,
(In thousands, except per OP unit data
and apartment homes owned)

	2016	2015	2014	2013	2012
OPERATING DATA:
Rental income	$404,415	$440,408	$422,634	$401,853	$384,946
Income/(loss) from continuing operations	46,082	56,940	33,544	32,766	(13,309)
Income/(loss) from discontinued operations	—	—	—	45,176	57,643
Net income/(loss)	79,262	215,063	97,179	77,942	44,334
Net income/(loss) attributable to OP unitholders	77,818	213,301	96,227	73,376	43,982
Income/(loss) per weighted average OP Unit - basic and diluted:
Income/(loss) from continuing operations attributable to OP unitholder	$0.42	$1.16	$0.53	$0.16	$(0.07)
Income/(loss) from discontinued operations attributable to OP unitholder	—	—	—	0.24	0.31
Net income/(loss) attributable to OP unitholders	$0.42	$1.16	$0.53	$0.40	$0.24
Weighted average number of OP Units outstanding — basic and diluted	183,279	183,279	183,279	184,196	184,281
Balance Sheet Data:
Real estate owned, at cost (a)	$3,674,704	$3,630,950	$4,238,770	$4,188,480	$4,182,920
Accumulated depreciation (a)	1,408,815	1,281,258	1,403,303	1,241,574	1,097,133
Total real estate owned, net of accumulated depreciation (a)	2,265,889	2,349,647	2,835,467	2,946,906	3,085,787
Total assets	2,415,535	2,554,808	2,873,809	2,987,393	3,130,182
Secured debt, net (a)	433,974	475,964	927,484	929,017	961,167
Total liabilities	797,036	833,478	1,139,758	1,184,296	1,211,426
Total partners’ capital	1,578,202	1,713,412	1,703,001	1,795,934	1,917,299
Advances to/(from) the General Partner	$(19,659)	$11,270	$(13,624)	$9,916	$11,056
Number of OP units outstanding	183,279	183,279	183,279	183,279	184,281
Other Data:
Total consolidated apartment homes owned (at end of year) (a)	16,698	16,974	20,814	20,746	21,660
Cash Flow Data:
Cash provided by/(used in) operating activities	$228,682	$226,765	$208,032	$208,346	$201,095
Cash provided by/(used in) investing activities	(9,546)	23,583	(46,650)	(63,954)	4,273
Cash provided by/(used in) financing activities	(221,483)	(247,747)	(162,777)	(145,299)	(203,268)

(a)	Includes amounts classified as Held for Disposition, where applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Forward-Looking Statements
This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy, and rental expense growth. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unfavorable changes in the apartment market, changing economic conditions, the impact of inflation/deflation on rental rates and property operating expenses, expectations concerning availability of capital and the stability of the capital markets, the impact of competition and competitive pricing, acquisitions, developments and redevelopments not achieving anticipated results, delays in completing developments, redevelopments and lease-ups on schedule, expectations on job growth, home affordability and demand/supply ratio for multifamily housing, expectations concerning development and redevelopment activities, expectations on occupancy levels and rental rates, expectations concerning the joint ventures with third parties, expectations that automation will help grow net operating income, and expectations on annualized net operating income.
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
The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements and the accompanying notes for the years ended December 31, 2016, 2015 and 2014 of each of UDR, Inc. and United Domination Realty, L.P.

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
At December 31, 2016, our consolidated real estate portfolio included 127 communities in 10 states plus the District of Columbia totaling 39,454 apartment homes, and our total real estate portfolio, inclusive of our unconsolidated communities, included an additional 27 communities with 6,849 apartment homes.
At December 31, 2016, the Company was developing two wholly-owned communities with 1,101 apartment homes, none of which have been completed, and four unconsolidated joint venture communities with 1,069 apartment homes, 99 of which have been completed. In addition, the Company was redeveloping 425 apartment homes, 351 of which have been completed, at three wholly-owned communities with 888 apartment homes.

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

In addition to construction costs, we capitalize costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion. The costs capitalized are reported on the Consolidated Balance Sheets as Total Real Estate Owned, Net of Accumulated Depreciation. Amounts capitalized during the years ended December 31, 2016, 2015, and 2014 were $24.4 million, $22.4 million, and $29.2 million, respectively.

Investment in Unconsolidated Entities
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

REIT Status

We are a Maryland corporation that has elected to be treated for federal income tax purposes as a REIT. A REIT is a legal entity that holds interests in real estate and is required by the Code to meet a number of organizational and operational requirements, including a requirement that a REIT must distribute at least 90% of our REIT taxable income (other than our net capital gain) to our stockholders. If we were to fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at the regular corporate rates and may not be able to qualify as a REIT for four years. Based on the net earnings reported for the year ended December 31, 2016 in our Consolidated Statements of Operations, we would have incurred federal and state GAAP income taxes if we had failed to qualify as a REIT.
Summary of Real Estate Portfolio by Geographic Market
The following table summarizes our market information by major geographic markets as of and for the year ended December 31, 2016.

		As of December 31, 2016			Year Ended December 31, 2016
Same-Store Communities	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Monthly Income per Occupied Home (a)	Net Operating Income (in thousands)
West Region
Orange County, CA	10	3,194	8.5%	$824,724	96.0%	$2,231	$63,485
San Francisco, CA	9	2,230	6.6%	635,831	96.3%	3,313	64,331
Seattle, WA	9	1,852	5.2%	504,425	96.7%	2,023	31,248
Los Angeles, CA	4	1,225	4.6%	446,466	95.3%	2,629	26,541
Monterey Peninsula, CA	7	1,565	1.8%	169,006	96.7%	1,512	20,405
Other Southern California	3	756	1.3%	124,888	95.8%	1,737	11,018
Portland, OR	2	476	0.5%	47,560	97.1%	1,476	6,112
Mid-Atlantic Region
Metropolitan D.C.	15	4,824	11.5%	1,109,620	97.0%	1,958	74,635
Richmond, VA	4	1,358	1.5%	143,773	96.6%	1,270	14,640
Baltimore, MD	3	720	1.6%	149,249	96.9%	1,690	10,100
Northeast Region
New York, NY	4	1,945	13.5%	1,299,996	97.3%	4,249	68,177
Boston, MA	4	1,179	3.5%	334,992	96.5%	2,476	24,906
Southeast Region
Orlando, FL	9	2,500	2.3%	216,647	96.8%	1,188	23,999
Nashville, TN	8	2,260	2.1%	201,468	97.6%	1,197	22,712
Tampa, FL	7	2,287	2.6%	245,242	96.7%	1,290	22,599
Other Florida	1	636	0.9%	83,404	96.4%	1,483	7,049
Southwest Region
Dallas, TX	6	2,040	2.0%	194,486	96.9%	1,158	17,522
Austin, TX	3	883	0.9%	88,774	96.8%	1,347	8,078
Total/Average Same-Store Communities	108	31,930	70.9%	6,820,551	96.7%	$1,958	517,557
Non-Mature, Commercial Properties & Other	19	7,524	25.5%	2,451,296			155,974
Total Real Estate Held for Investment	127	39,454	96.4%	9,271,847			673,531
Real Estate Under Development (b)	—	—	3.6%	342,282			(436)
Real Estate Held for Disposition (c)	—	—	—%	1,624			(10)
Total Real Estate Owned	127	39,454	100.0%	9,615,753			$673,085
Total Accumulated Depreciation				(2,923,625)
Total Real Estate Owned, Net of Accumulated Depreciation				$6,692,128

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.

(b)	As of December 31, 2016, the Company was developing two wholly-owned communities with 1,101 apartment homes, none of which have been completed.

(c)	The Company had one parcel of land located in Richmond, VA that met the criteria to be classified as held for disposition at December 31, 2016.
We report in two segments: Same-Store Communities and Non-Mature Communities/Other.
Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2015 and held as of December 31, 2016. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
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
We have a shelf registration statement filed with the Securities and Exchange Commission, or “SEC,” which provides for the issuance of common stock, preferred stock, depositary shares, debt securities, guarantees of debt securities, warrants, subscription rights, purchase contracts and units to facilitate future financing activities in the public capital markets. Access to capital markets is dependent on market conditions at the time of issuance.
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
On March 4, 2016, the Company sold 5,000,000 shares of its common stock for aggregate gross proceeds of approximately $173.7 million at a price per share of $34.73. Aggregate net proceeds from the sale, after deducting the underwriting discount and offering-related expenses, were approximately $173.2 million, which were used for working capital and general corporate purposes.
In April 2012, the Company entered into an equity distribution agreement, which was amended in July 2014, under which the Company may offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents. During the year ended December 31, 2016, the Company did not sell any shares of common stock through this program. As of December 31, 2016, we had 13.1 million shares of common stock available for future issuance under the April 2012 program.

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

During 2017, we have approximately $51.0 million of secured debt maturing, inclusive of principal amortization, and no unsecured debt maturing. We anticipate repaying the debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from the dispositions of properties, or from borrowings under our credit agreements.
Statements of Cash Flow
The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014.

We elected to early adopt Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments in 2016. See Note 2, Significant Accounting Policies, in the Notes to the UDR, Inc. Consolidated Financial Statements included in this Report for a complete description of the ASU and its impact.

Upon adopting the ASU, we elected to classify distributions received from equity method investees using the cumulative earnings approach. As a result, the following retrospective changes were made:

	2015	2014
Net cash provided by/(used in) operating activities - as previously reported	$431,615	$392,360
Return on investment in unconsolidated joint ventures	27,012	4,943
Net cash provided by/(used in) operating activities - as reported herein	$458,627	$397,303

Net cash provided by/(used in) investing activities - as previously reported	$(238,449)	$(293,660)
Return on investment in unconsolidated joint ventures	(27,012)	(4,943)
Net cash provided by/(used in) investing activities - as reported herein	$(265,461)	$(298,603)
Operating Activities
For the year ended December 31, 2016, Net cash provided by/(used in) operating activities was $536.9 million compared to $458.6 million for 2015. The increase in cash flow from operating activities was primarily due to improved net operating income, primarily driven by revenue growth at communities, and an increase in cash from return on investment in unconsolidated joint ventures, partially offset by changes in operating assets and liabilities.

For the year ended December 31, 2015, Net cash provided by/(used in) operating activities was $458.6 million compared to $397.3 million for 2014. The increase in cash flow from operating activities was primarily due to improved net operating income, primarily driven by revenue growth at communities, and an increase in cash from return on investment in unconsolidated joint ventures.
Investing Activities
For the year ended December 31, 2016, Net cash provided by/(used in) investing activities was $(112.3) million compared to $(265.5) million for 2015. The decrease in cash used in investing activities was primarily related to decreased acquisitions of real estate, a decrease in cash used for investments in unconsolidated joint ventures, an increase in distributions received from unconsolidated joint ventures and decreased capital expenditures and major renovations, partially offset by increased spend on consolidated development projects and a decrease in proceeds received from the sale of real estate assets.

For the year ended December 31, 2015, Net cash provided by/(used in) investing activities was $(265.5) million compared to $(298.6) million for 2014. The decrease in cash used in investing activities is primarily related to decreased spend on consolidated development projects, partially offset by increased acquisitions of real estate, increased capital expenditures and major renovations, decreased distributions received from unconsolidated joint ventures and issuances of notes receivable.
Acquisitions

In November 2016, the Company acquired an operating community in Redmond, Washington with 177 apartment homes for approximately $70.5 million, which was funded with tax-deferred Section 1031 exchanges.

In October 2016, the Company increased its ownership from 50% to 100% in two operating communities located in Bellevue, Washington with a total of 331 apartment homes for approximately $70.3 million in cash, which was funded with tax-deferred Section 1031 exchanges, and the assumption of an incremental $37.9 million of secured debt with a weighted average interest rate of 3.67%. As a result, the Company consolidated the operating communities. The Company had previously accounted for its 50% ownership interest as an unconsolidated joint venture. We accounted for the consolidation as a business combination resulting in a gain on consolidation of approximately $36.4 million.

In August 2016, the Company increased its ownership interest from 5% to 100% in a parcel of land in Dublin, California for a purchase price of approximately $8.5 million. As a result, the Company consolidated the parcel of land. UDR had previously accounted for its 5% interest in the parcel of land as an unconsolidated joint venture. We accounted for the consolidation as an asset acquisition resulting in no gain or loss upon consolidation and increased our real estate owned by $8.9 million.

In June 2016, the Company increased its ownership interest from 50% to 100% in a parcel of land in Los Angeles, California for a purchase price of approximately $20.1 million. As a result, the Company consolidated the parcel of land. UDR had previously accounted for its 50% interest in the parcel of land as an unconsolidated joint venture. We accounted for the consolidation as an asset acquisition resulting in no gain or loss upon consolidation and increased our real estate owned by $31.1 million. Subsequent to the acquisition, the Company entered into a triple-net operating ground lease for the parcel of land at market terms with a third-party developer. The lessee plans to construct a multi-family community on the parcel of land. The ground lease provides the ground lessee with options to buy the fee interest in the parcel of land. The lease term is 49 years plus two 25-year extension options, does not transfer ownership to the lessee, and does not include a bargain purchase option.
In October 2015, the Company completed the acquisition of six Washington, D.C. area properties from Home Properties, L.P., a New York limited partnership (“Home OP”), for $900.6 million, which was comprised of $564.8 million of DownREIT Units in the newly formed DownREIT Partnership issued at $35 per unit (a total of 16.1 million units), the assumption of $89.3 million of debt, $221.0 million of reverse Section 1031 exchanges, and $25.5 million of cash. In addition, the Company issued approximately 14.0 million shares of its Series F Preferred Stock to former limited partners of Home OP, which had the right to subscribe for one share of Series F Preferred Stock for each DownREIT Unit issued in connection with the acquisitions.
Of the six properties acquired from Home OP, four were acquired through the DownREIT Partnership, one was acquired by the Company through a reverse Section 1031 exchange and one was acquired by the Operating Partnership through a reverse Section 1031 exchange.

In February 2015, the Company acquired an office building in Highlands Ranch, Colorado, for consideration of approximately $24.0 million, which was comprised of assumed debt. The Company’s corporate offices, as well as other leased office space, are located in the acquired office building. The building consists of approximately 120,000 square feet. All existing leases were assumed by the Company at the time of the acquisition.

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

Dispositions

In November 2016, the Company sold seven operating communities with a total of 1,402 apartment homes in Baltimore, Maryland and an operating community with 380 apartment homes in Dallas, Texas for gross proceeds of $284.6 million, resulting in net proceeds of $280.5 million and a gain, net of tax, of $200.5 million. A portion of the proceeds was designated for tax-deferred Section 1031 exchanges.

In May 2016, the Company sold a retail center in Bellevue, Washington for gross proceeds of $45.4 million, resulting in net proceeds of $44.1 million and a gain, net of tax, of $7.3 million. A portion of the proceeds was designated for tax-deferred Section 1031 exchanges.

In March 2016, the Company sold its 95% ownership interest in two parcels of land in Santa Monica, California for gross proceeds of $24.0 million, resulting in net proceeds of $22.0 million and a gain, net of tax, of $3.1 million.

During the year ended December 31, 2015, the Company sold 12 communities with a total of 2,735 apartment homes for gross proceeds of $408.7 million, resulting in net proceeds of $387.7 million and a gain of $251.7 million. A portion of the sale proceeds was designated for tax-deferred Section 1031 exchanges for a 2014 acquisition and the October 2015 acquisitions.

During the year ended December 31, 2014, the Company recognized gains on the sale of real estate, net of tax, of $143.6 million. The Company sold nine communities consisting of a total of 2,500 apartment homes, a parcel of land, and one operating property for gross proceeds of $328.4 million, resulting in net proceeds of $324.4 million and a gain, net of tax, of $138.6 million. The Company also sold a 49% interest in a recently completed development for gross proceeds of $54.2 million, resulting in a gain, net of tax, of $7.2 million, and 50% interest in a land parcel for gross proceeds of $8.3 million, resulting in a loss, net of tax, of $2.2 million. A portion of the sale proceeds was designated for tax-deferred Section 1031 exchanges and was used to fund certain acquisitions of real estate.

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
For the year ended December 31, 2016, total capital expenditures of $112.9 million or $2,786 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent on all of our communities, excluding development and commercial properties, as compared to $111.3 million or $2,818 per stabilized home for the prior year.
The increase in total capital expenditures was primarily due to:

•	an increase of 34.7% or $11.4 million in revenue-enhancing improvements, such as kitchen and bath remodels and upgrades to common areas.
This increase was partially offset by:

•	a decrease in major renovations of 35.3% or $11.6 million, primarily due to lower redevelopment spend.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under developments and commercial properties, for the years ended December 31, 2016 and 2015 (dollars in thousands):

				Per Home
	Year Ended December 31,			Year Ended December 31,
	2016	2015	% Change	2016	2015	% Change
Turnover capital expenditures	$12,532	$12,108	3.5%	$309	$307	0.7%
Asset preservation expenditures	34,725	33,359	4.1%	856	845	1.3%
Total recurring capital expenditures	47,257	45,467	3.9%	1,166	1,151	1.3%
Revenue-enhancing improvements	44,414	32,979	34.7%	1,095	835	31.1%
Major renovations (a)	21,274	32,877	(35.3)%	525	832	(36.9)%
Total capital expenditures	$112,945	$111,323	1.5%	$2,786	$2,818	(1.1)%
Repair and maintenance expense	$33,859	$31,636	7.0%	$835	$801	4.2%
Average home count (b)	40,543	39,501

(a) Major renovations include major structural changes and/or architectural revisions to existing buildings.
(b) Average number of homes is calculated based on the number of homes outstanding at the end of each month.
The above table reports amounts capitalized during the year. Actual capital spending is impacted by the net change in capital expenditure accruals.
We intend to continue to selectively add revenue-enhancing improvements, which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement.
Consolidated Real Estate Under Development and Redevelopment
At December 31, 2016, our development pipeline of two wholly-owned communities totaled 1,101 homes, none of which have been completed, with a budget of $708.5 million, in which we have a carrying value of $342.3 million. The communities are estimated to be completed during the first quarter of 2018 and the first quarter of 2019. During 2016, we incurred $178.3 million for development costs, an increase of $75.1 million from our 2015 level of $103.2 million.
The following wholly-owned projects were under development as of December 31, 2016 (dollars in thousands):

	Location	Number of Apartment Homes	Completed Apartment Homes	Cost to Date	Budgeted Cost	Estimated Cost Per Home	Expected Completion Date
The Residences at Pacific City	Huntington Beach, CA	516	—	$234,275	$342,000	$663	1Q2018
345 Harrison Street	Boston, MA	585	—	108,007	366,500	626	1Q2019
Total		1,101	—	$342,282	$708,500	$644
At December 31, 2016, the Company was redeveloping 425 apartment homes, 351 of which have been completed, at three wholly-owned communities.
During the year ended December 31, 2016, we incurred $21.3 million in major renovations, which include major structural changes and/or architectural revisions to existing buildings, a decrease of $11.6 million from our 2015 level of $32.9 million. The estimated completion dates for these communities are the first quarter of 2017 and the first quarter of 2018.

At December 31, 2016, the following communities were in redevelopment (dollars in thousands):

	Location	Number of Apartment Homes	Scheduled Redevelopment Homes	Completed Apartment Homes	Cost to Date	Budgeted Cost	Estimated Cost Per Home	Expected Completion Date
Edgewater	San Francisco, CA	193	58	58	$6,289	$7,000	$36	1Q2017
Residences at the Domain	Austin, TX	390	311	274	6,159	8,500	22	1Q2017
Thirty377	Dallas, TX	305	56	19	2,211	9,500	31	1Q2018
Total		888	425	351	$14,659	$25,000	$28

Unconsolidated Joint Ventures and Partnerships

The Company recognizes earnings or losses from our investments in unconsolidated joint ventures and partnerships consisting of our proportionate share of the net earnings or losses of the joint ventures and partnerships. In addition, we may earn fees for providing management services to the unconsolidated joint ventures and partnerships.
The Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the year ended December 31, 2016:

•	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $52.2 million;

•
our investment in unconsolidated joint ventures decreased by $80.6 million due to the acquisition of 100% interest in properties previously held as unconsolidated entities, partially offset by capital contributions; and

•	we received distributions of $123.7 million, of which $57.6 million were operating cash flows and $66.1 million were investing cash flows.
We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decreases in the value of its investments in unconsolidated joint ventures or partnerships during the year ended December 31, 2016 and 2015.
Financing Activities
For the years ended December 31, 2016, 2015 and 2014, Net cash provided by/(used in) financing activities was $(429.3) million, $201.6 million and $(113.7) million, respectively.
The following significant financing activities occurred during the year ended December 31, 2016:

•	issued $300 million of 2.95% senior unsecured medium-term notes due September 1, 2026;

•	repaid $375.3 million of secured debt and $11.8 million of unsecured debt;

•	repaid $83.3 million of 5.25% unsecured medium-term notes due January 2016;

•	issued $50.0 million of secured debt;

•	repaid $128.7 million under the Company’s unsecured revolving credit facility, net of borrowings;

•	sold 5,000,000 shares of common stock for aggregate net proceeds of approximately $173.2 million at a price per share of $34.73; and

•	paid distributions of $308.9 million to our common stockholders.
The following significant financing activities occurred during the year ended December 31, 2015:

•	repaid $194.0 million of secured debt;

•	repaid $325.2 million of 5.25% unsecured medium-term notes due January 2015;

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
Credit Facilities
We had three secured credit facilities with Fannie Mae with an aggregate commitment of $636.8 million, all of which was outstanding as of December 31, 2016. The Fannie Mae credit facilities mature at various dates from May 2017 through July 2023, and bear interest at floating and fixed rates. At December 31, 2016, $355.8 million of the outstanding balance was fixed and had a weighted average interest rate of 5.06% and the remaining balance of $280.9 million had a weighted average variable rate of 2.13%. The Company prepaid a portion of the secured credit facility due in May 2017 with a portion of the proceeds from the notes offering in August 2016.

The Company has a $1.1 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million senior unsecured term loan facility (the “Term Loan Facility”). The credit agreement for these facilities allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan Facility to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions, including obtaining commitments from any one or more lenders. The Revolving Credit Facility has a scheduled maturity date of January 31, 2020, with two six-month extension options, subject to certain conditions. The Term Loan Facility has a scheduled maturity date of January 29, 2021.

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

As of December 31, 2016, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.1 billion of unused capacity (excluding $2.9 million of letters of credit at December 31, 2016), and $350.0 million of outstanding borrowings under the Term Loan Facility.

We have a working capital credit facility, which provides for a $75 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 1, 2019. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to LIBOR plus a margin of 90 basis points. Depending on the Company’s credit rating, the margin ranges from 85 to 155 basis points.

As of December 31, 2016, we had $21.4 million of outstanding borrowings under the Working Capital Credit Facility, leaving $53.7 million of unused capacity.

In July 2016, we amended the working capital credit facility to increase the maximum borrowing capacity from $30 million to $75 million. The scheduled maturity date and interest rate were unchanged by the amendment.

The Fannie Mae credit facilities and the bank unsecured revolving credit facilities are subject to customary financial covenants and limitations. As of December 31, 2016, we were in compliance with all financial covenants under these credit facilities.

On January 23, 2017, we entered into an unsecured commercial paper note program. Under the terms of the program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding of $500 million. The notes are sold under customary terms in the United States commercial paper note market and rank pari passu with all of our other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. The Company intends to use the commercial paper program as an alternative funding source for amounts that would have otherwise been outstanding on the revolving credit facility and intends to manage the use of the commercial paper program so that the maximum combined amount outstanding under the commercial paper program and the revolving credit facility will not exceed the maximum borrowings permitted under the credit facility of $1.1 billion. As of February 17, 2017, we had issued $120.0 million of commercial paper notes, for one month terms, at a weighted average annualized rate of 1.16%.
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $432.0 million in variable rate debt that is not subject to interest rate swap contracts as of December 31, 2016. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $6.5 million based on the average balance outstanding during the year.
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
The Company also utilizes derivative financial instruments to manage interest rate risk and generally designates these financial instruments as cash flow hedges. See Note 14, Derivatives and Hedging Activities, in the Notes to the UDR Consolidated Financial Statements included in this Report for additional discussion of derivate instruments.
A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by/(used in) operating activities	$536,929	$458,627	$397,303
Net cash provided by/(used in) investing activities	(112,277)	(265,461)	(298,603)
Net cash provided by/(used in) financing activities	(429,282)	(201,648)	(113,725)

Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014.
Net Income/(Loss) Attributable to Common Stockholders
2016 -vs- 2015
Net income attributable to common stockholders was $289.0 million ($1.08 per diluted share) for the year ended December 31, 2016 as compared to net income of $336.7 million ($1.29 per diluted share) for the prior year. The decrease in net income attributable to common stockholders for the year ended December 31, 2016 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•
gains, net of tax, of $210.9 million on the sale of eight operating communities with a total of 1,782 apartment homes, a retail center and the Company’s 95% interest in two land parcels during the year ended December 31, 2016, compared to gains, net of tax, of $251.7 million on the sale of 12 operating communities with a total of 2,735 apartment homes during the year ended December 31, 2015;

•
an increase in depreciation expense of $45.0 million due to homes delivered from our development and redevelopment communities and communities acquired in 2016 and 2015, partially offset by a decrease from sold communities and fully depreciated assets;

•
a decrease in joint venture management and other fees of $11.3 million primarily due to the promote and fee income of $10.0 million recognized in connection with the sale of the Texas Joint Venture in 2015; and

•
a decrease in income from unconsolidated entities of $10.1 million primarily due to the sale of three operating communities by the UDR/MetLife II joint venture, which resulted in gains of $47.7 million for the Company, and a casualty gain of $3.8 million, as a result of insurance proceeds related to a September 2015 event received during the year ended December 31, 2016, as compared to the sale of the eight communities held by the Texas Joint Venture, which resulted in a gain of $59.4 million, during the year ended December 31, 2015.

This was partially offset by:

•
an increase in total property NOI of $59.2 million primarily due to higher revenue per occupied home, NOI from the homes placed in service related to development and redevelopment projects completed in 2016 and 2015 and communities acquired in 2016 and 2015, partially offset by a decrease from sold communities.

2015 -vs- 2014
Net income attributable to common stockholders was $336.7 million ($1.29 per diluted share) for the year ended December 31, 2015 as compared to net income of $150.6 million ($0.59 per diluted share) for the prior year. The increase in net income attributable to common stockholders for the year ended December 31, 2015 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•
gains, net of tax, of $251.7 million on the sale of 12 operating communities with a total of 2,735 apartment homes during the year ended December 31, 2015, compared to gains, net of tax, of $143.6 million during the year ended December 31, 2014;

•
income from unconsolidated entities of $62.3 million, which includes a gain of $59.4 million (including $24.2 million of previously deferred gains) in connection with the sale of the eight communities held by the Texas joint venture; and

•
an increase in total property NOI of $57.5 million primarily due to higher occupancy and higher revenue per occupied home, NOI from the homes placed in service related to development and redevelopment projects completed in 2015 and 2014 and communities acquired in 2015 and 2014, partially offset by a decrease from sold communities.

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

The following table summarizes the operating performance of our total property NOI (which includes discontinued operations) for each of the periods presented (dollars in thousands):

	Year Ended December 31, (a)			Year Ended December 31, (b)
	2016	2015	% Change	2015	2014	% Change
Same-Store Communities:
Same-Store rental income	$725,414	$686,589	5.7%	$660,142	$625,037	5.6%
Same-Store operating expense (c)	(207,857)	(200,473)	3.7%	(191,010)	(185,379)	3.0%
Same-Store NOI	517,557	486,116	6.5%	469,132	439,658	6.7%

Non-Mature Communities/Other NOI:
Acquired communities NOI	54,101	13,144	311.6%	16,247	1,370	1,085.9%
Sold or held for disposition communities NOI	16,444	41,152	(60.0)%	21,292	40,380	(47.3)%
Development communities NOI	20,749	9,214	125.2%	29,677	10,947	171.1%
Redevelopment communities NOI	47,763	48,145	(0.8)%	60,558	52,450	15.5%
Commercial NOI and other	16,471	16,098	2.3%	16,963	11,516	47.3%
Total Non-Mature Communities/Other NOI	155,528	127,753	21.7%	144,737	116,663	24.1%

Total property NOI	$673,085	$613,869	9.6%	$613,869	$556,321	10.3%

(a)	Same-Store consists of 31,930 apartment homes.

(b)	Same-Store consists of 33,063 apartment homes.

(c)	Excludes depreciation, amortization, and property management expenses.
The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI as reflected, for both continuing and discontinued operations, for the periods presented (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income/(loss) attributable to UDR, Inc.	$292,718	$340,383	$154,334
Joint venture management and other fees	(11,400)	(22,710)	(13,044)
Property management	26,083	23,978	22,142
Other operating expenses	7,649	9,708	8,271
Real estate depreciation and amortization	419,615	374,598	358,154
General and administrative	49,761	59,690	47,800
Casualty-related charges/(recoveries), net	732	2,335	541
Other depreciation and amortization	6,023	6,679	5,775
(Income)/loss from unconsolidated entities	(52,234)	(62,329)	7,006
Interest expense	123,031	121,875	130,454
Interest income and other (income)/expense, net	(1,930)	(1,551)	(11,837)
Tax (benefit)/provision, net	(3,774)	(3,886)	(15,136)
(Gain)/loss on sale of real estate owned, net of tax	(210,851)	(251,677)	(143,647)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	27,282	16,773	5,511
Net income/(loss) attributable to noncontrolling interests	380	3	(3)
Total property NOI	$673,085	$613,869	$556,321

Same-Store Communities
    2016 -vs- 2015
Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2015 and held on December 31, 2016) consisted of 31,930 apartment homes and provided 76.9% of our total NOI for the year ended December 31, 2016.
NOI for our Same-Store Community properties increased 6.5% or $31.4 million for the year ended December 31, 2016 as compared to 2015. The increase in property NOI was primarily attributable to a 5.7% or $38.8 million increase in property rental income, which was partially offset by a 3.7% or $7.4 million increase in operating expenses. The increase in property income was primarily driven by a 5.5% or $35.9 million increase in rental rates and a 6.5% or $3.6 million increase in reimbursement and fee income. Physical occupancy was unchanged at 96.7% and total monthly income per occupied home increased by 5.6% to $1,958.
The increase in operating expenses was primarily driven by a 9.2% or $6.5 million increase in real estate taxes, which was primarily due to higher assessed valuations and lower appeal refunds.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 71.3% for the year ended December 31, 2016 as compared to 70.8% for 2015.
2015 -vs- 2014
Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2014 and held on December 31, 2015) consisted of 33,063 apartment homes and provided 76.4% of our total NOI for the year ended December 31, 2015.
NOI for our Same-Store Community properties increased $29.5 million or 6.7% for the year ended December 31, 2015 compared to 2014. The increase in property NOI was attributable to a 5.6% or $35.1 million increase in property rental income, which was partially offset by a 3.0% or $5.6 million increase in operating expenses. The increase in property income was primarily driven by a 5.1% or $30.4 million increase in rental rates and a 6.5% or $2.9 million increase in reimbursement and fee income. Physical occupancy was unchanged at 96.7% and total monthly income per occupied home increased by 5.5% to $1,721.
The increase in operating expenses was primarily driven by a 2.9% or $1.8 million increase in real estate taxes, a 4.9% or $1.5 million increase in utilities expense, and a 3.1% or $1.4 million increase in personnel costs.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 71.1% for the year ended December 31, 2015 as compared to 70.3% for 2014.
Non-Mature Communities/Other
UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.
2016 -vs- 2015
The remaining $155.5 million or 23.1% of our total NOI for the year ended December 31, 2016 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 21.7% or $27.8 million for the year ended December 31, 2016 compared to 2015. The increase was primarily driven by an increase in NOI of $41.0 million from acquired communities and an increase of $11.2 million from developed and redeveloped communities completed in 2016 and 2015, which was partially offset by a decrease in NOI of $24.7 million from communities sold or held for disposition in 2016 and 2015.

2015 -vs- 2014

The remaining $144.7 million or 23.6% of our total NOI for the year ended December 31, 2015 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 24.1% or $28.1 million for the year ended December 31, 2015 compared to 2014. The increase was primarily driven by an increase in NOI of $26.8 million from developed and redeveloped communities completed in 2015 and 2014 and $14.9 million from acquired communities, which was partially offset by a decrease in NOI of $19.1 million from communities sold or held for disposition in 2015 and 2014.

Joint Venture Management and Other Fees

For the years ended December 31, 2016, 2015 and 2014, we recognized income from joint venture management and other fees of $11.4 million, $22.7 million, and $13.0 million, respectively. The decreased income in 2016 as compared to 2015 and increased income in 2015 as compared to 2014 was attributable to the promote and fee income of $10.0 million recognized in connection with the sale of the Texas Joint Venture in 2015.

Real Estate Depreciation and Amortization
For the year ended December 31, 2016, real estate depreciation and amortization increased 12.0% or $45.0 million as compared to 2015. The increase was primarily due to homes delivered from our development and redevelopment communities and communities acquired in 2016 and 2015, partially offset by a decrease from sold communities and fully depreciated assets.
For the year ended December 31, 2015, real estate depreciation and amortization increased 4.6% or $16.4 million as compared to 2014. The increase was primarily due to homes delivered from our development and redevelopment communities and communities acquired in 2015 and 2014, partially offset by a decrease from sold communities and fully depreciated assets.
General and Administrative
For the year ended December 31, 2016, general and administrative expense decreased 16.6% or $9.9 million from 2015. The decrease was primarily due to a decrease in bonus expense and stock-based compensation expense for awards under the long-term incentive plan of $6.2 million, primarily due to the departure of our prior Chief Financial Officer in 2016 and outperformance in 2015, a decrease in long-term incentive plan transition costs of $2.6 million and a decrease in acquisition costs of $1.9 million, which was partially offset by an increase in salaries and benefits.
For the year ended December 31, 2015, general and administrative expense increased 24.9% or $11.9 million from 2014. The increase was primarily due to a $5.0 million increase in bonus expense, a $4.6 million increase in stock-based compensation expense for awards under the long-term incentive plan, of which $3.5 million was due to the transition from a one-year to a three-year performance period, a $1.8 million increase in acquisition-related costs, and an increase in salaries and benefits.

Income/(Loss) from Unconsolidated Entities

For the years ended December 31, 2016, 2015 and 2014, we recognized income/(loss) from unconsolidated entities of $52.2 million, $62.3 million, and $(7.0) million, respectively. The decrease in income in 2016 as compared to 2015 of $10.1 million was primarily due to the sale of three operating communities by the UDR/MetLife II joint venture, which resulted in gains of $47.7 million for the Company, and a casualty gain of $3.8 million as a result of insurance proceeds related to a September 2015 event received during the year ended December 31, 2016, as compared to the sale of the eight communities held by the Texas Joint Venture, which resulted in a gain of $59.4 million, during the year ended December 31, 2015. The increase in income in 2015 as compared to 2014 was primarily due to the sale of the eight communities held by the Texas Joint Venture.
Interest Expense
For the years ended December 31, 2016, 2015 and 2014, we recognized interest expense of $123.0 million, $121.9 million and $130.5 million, respectively. The decrease in 2015 as compared to 2014 of 6.6% or $8.6 million was primarily due to the repayment of the $325.2 million medium term notes in January 2015 and the replacement of debt at lower rates.

Interest Income and Other Income/(Expense), Net

For the years ended December 31, 2016, 2015 and 2014, Interest income and other income/(expense), net was $1.9 million, $1.6 million and $11.9 million, respectively. The decrease in 2015 as compared to 2014 of $10.3 million was primarily attributable to the net gain of $8.4 million realized on the repayment of a note receivable in 2014.

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

The Company recognized a Tax benefit/(provision), net of $3.8 million, $3.9 million and $15.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The decrease for 2016 as compared to 2015 was primarily attributable to a one-time tax benefit of $2.4 million related to the conversion of certain taxable REIT subsidiary entities into REITs in 2016, offset by an increase in NOI of properties in the TRS.

The decrease for 2015 as compared to 2014 was primarily attributable to a one-time tax benefit of $5.8 million related to the conversion of certain taxable REIT subsidiary entities into REITs in 2014 and the resulting zero effective tax rate being applied to its 2015 income.

Gain/(Loss) on Sale of Real Estate Owned, Net of Tax

During the year ended December 31, 2016, the Company sold eight operating communities with a total of 1,782 apartment homes, a retail center, and its 95% interest in two land parcels, resulting in a gain, net of tax, of $210.9 million.

During the year ended December 31, 2015, the Company sold 12 operating communities with a total of 2,735 apartment homes, resulting in a gain, net of tax, of $251.7 million.

During the year ended December 31, 2014, the Company recognized gains on the sale of real estate, net of tax, of $143.6 million. The Company sold nine operating communities consisting of a total of 2,500 apartment homes, a parcel of land, and one operating property for a gain, net of tax, of $138.6 million. The Company also sold a 49% interest in a recently completed development, resulting in a gain, net of tax, of $7.2 million, and our 50% interest in a land parcel, resulting in a loss, net of tax, of $2.2 million.
Noncontrolling Interest
For the years ended December 31, 2016, 2015 and 2014, we recognized net income attributable to redeemable noncontrolling interests in the Operating Partnership and the DownREIT Partnership of $27.3 million, $16.8 million, and $5.5 million, respectively. The increase in 2016 as compared to 2015 is primarily attributable to the number of partnership units held by third-party noncontrolling interest holders as a result of the formation of the DownREIT Partnership in October 2015. The increase in 2015 as compared to 2014 is primarily attributable to an increase in the number of partnership units held by third-party noncontrolling interest holders as a result of the formation of the DownREIT Partnership as well as increased net income of the Operating Partnership.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, the majority of our apartment leases have terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2016 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	2017	2018-2019	2020-2021	Thereafter	Total
Long-term debt obligations	$51,001	$851,051	$849,193	$1,659,055	$3,410,300
Interest on debt obligations (a)	126,068	219,292	150,511	159,394	655,265
Letters of credit	2,851	—	—	—	2,851
Unfunded commitments on:
Development projects (b)	—	366,218	—	—	366,218
Unconsolidated joint ventures (b) (c)	14,155	64,240	—	—	78,395
Redevelopment projects (b)	3,052	7,289	—	—	10,341
Operating lease obligations:
Operating space	179	152	108	—	439
Ground leases (d)	5,548	11,096	11,096	334,604	362,344
	$202,854	$1,519,338	$1,010,908	$2,153,053	$4,886,153

(a)	Interest payments on variable rate debt instruments are based on each debt instrument’s respective year-end interest rate at December 31, 2016.

(b)	Any unfunded costs at December 31, 2016 are shown in the year of estimated completion.

(c)	Represents UDR’s proportionate share of expected remaining costs to complete the developments.

(d)
For purposes of our ground lease contracts, the Company uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a reset provision based on the communities appraised value or consumer price index but does not included a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term.

During 2016, we incurred gross interest costs of $139.5 million, of which $16.5 million was capitalized.
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

Adjusted Funds from Operations

Adjusted FFO (“AFFO”) is a non-GAAP financial measure that management uses as a supplemental measure of our performance. AFFO is defined as FFO as Adjusted less recurring capital expenditures on consolidated communities that are necessary to help preserve the value of and maintain functionality at our communities. Therefore, management considers AFFO a useful supplemental performance metric for investors as it is more indicative of the Company’s operational performance than FFO or FFO as Adjusted.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFO as Adjusted, and AFFO for the years ended December 31, 2016, 2015, and 2014 (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income/(loss) attributable to common stockholders	$289,001	$336,661	$150,610
Real estate depreciation and amortization, including discontinued operations	419,615	374,598	358,154
Noncontrolling interests	27,662	16,776	5,508
Real estate depreciation and amortization on unconsolidated joint ventures	47,832	38,652	42,133
Net gain on the sale of unconsolidated depreciable property	(47,848)	(59,445)	—
Net gain on the sale of depreciable real estate owned	(209,166)	(251,677)	(144,703)
Funds from operations (“FFO”) attributable to common stockholders and unitholders, basic	$527,096	$455,565	$411,702
Distribution to preferred stockholders — Series E (Convertible)	3,717	3,722	3,724
FFO attributable to common stockholders and unitholders, diluted	$530,813	$459,287	$415,426
Income/(loss) per weighted average common share - diluted	$1.08	$1.29	$0.59
FFO per common share and unit, basic	$1.81	$1.68	$1.58
FFO per common share and unit, diluted	$1.80	$1.66	$1.56
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	290,516	271,616	260,775
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	295,469	276,699	265,728

Impact of adjustments to FFO:
Acquisition-related costs/(fees)	$213	$2,126	$373
Acquisition-related costs/(fees) on unconsolidated joint ventures	—	1,460	69
Costs/(benefit) associated with debt extinguishment and other	1,729	—	192
Texas joint venture promote and disposition fee income	—	(10,005)	—
Long-term incentive plan transition costs	898	3,537	—
Net (gain)/loss on the sale of non-depreciable real estate owned	(1,685)	—	1,056
Net gain on prepayment of note receivable	—	—	(8,411)
Legal claims, net of tax	(480)	705	—
Net loss on sale of unconsolidated land	1,016	—	—
Severance costs and other restructuring expense	871	—
Tax benefit associated with the conversion of certain TRS entities into REITs	(2,436)	—	(5,770)
Casualty-related (recoveries)/charges, net	732	2,335	541
Casualty-related (recoveries)/charges on unconsolidated joint ventures, net	(3,752)	2,474	—
	$(2,894)	$2,632	$(11,950)
FFO as Adjusted attributable to common stockholders and unitholders, diluted	$527,919	$461,919	$403,476

FFO as Adjusted per common share and unit, diluted	$1.79	$1.67	$1.52

Recurring capital expenditures	(47,257)	(45,467)	(43,921)
AFFO attributable to common stockholders and unitholders	$480,662	$416,452	$359,555

AFFO per common share and unit, diluted	$1.63	$1.51	$1.35

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014 (shares in thousands):

	Year Ended December 31,
	2016	2015	2014
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	290,516	271,616	260,775
Weighted average number of OP/DownREIT Units outstanding	(25,130)	(12,947)	(9,247)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	265,386	258,669	251,528

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	295,469	276,699	265,728
Weighted average number of OP/DownREIT Units outstanding	(25,130)	(12,947)	(9,247)
Weighted average number of Series E preferred shares outstanding	(3,028)	—	(3,036)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	267,311	263,752	253,445

UNITED DOMINION REALTY, L.P.:
Business Overview
United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”) is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At December 31, 2016, the Operating Partnership’s real estate portfolio included 54 communities located in eight states and the District of Columbia with a total of 16,698 apartment homes.
As of December 31, 2016, UDR owned 110,883 units of our general limited partnership interests and 174,119,201 units of our limited partnership interests (the “OP Units”), or approximately 95.1% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this section of this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries. We refer to our General Partner together with its consolidated subsidiaries (including us) and the General Partner’s consolidated joint ventures as “UDR” or the “General Partner.”

UDR is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in September 2003. At December 31, 2016, the General Partner’s consolidated real estate portfolio included 127 communities located in 10 states and the District of Columbia with a total of 39,454 apartment homes. In addition, the General Partner had an ownership interest in 27 communities with 6,849 completed apartment homes through unconsolidated operating communities.
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

In addition to construction costs, we capitalize costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. As each home in a capital project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization on the related portion. The costs capitalized are reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. Amounts capitalized during the years ended December 31, 2016, 2015, and 2014, were $0.8 million, $0.9 million, and $4.9 million, respectively.

Investment in Unconsolidated Entities
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

Summary of Real Estate Portfolio by Geographic Market

The following table summarizes our market information by major geographic markets as of and for the year ended December 31, 2016.

		As of December 31, 2016			Year Ended December 31, 2016
Same-Store Communities	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Monthly Income per Occupied Home (a)	Net Operating Income (in thousands)
West Region
Orange County, CA	6	2,052	13.4%	$493,749	96.0%	$2,165	$38,929
San Francisco, CA	7	1,688	10.6%	389,374	96.2%	2,873	43,450
Seattle, WA	5	932	6.0%	219,342	96.6%	1,817	14,147
Los Angeles, CA	2	344	3.0%	110,435	95.6%	2,470	6,824
Monterey Peninsula, CA	7	1,565	4.6%	169,006	96.7%	1,511	20,406
Other Southern California	2	516	2.5%	92,297	95.5%	1,846	7,917
Portland, OR	2	476	1.3%	47,559	97.1%	1,476	6,111
Mid-Atlantic Region
Metropolitan D.C.	4	1,315	7.8%	286,590	96.9%	1,929	19,915
Baltimore, MD	2	540	2.8%	102,303	96.7%	1,513	6,610
Northeast Region
New York, NY	2	996	16.5%	605,120	97.3%	3,835	34,708
Boston, MA	1	387	1.9%	69,808	96.7%	1,883	5,996
Southeast Region
Nashville, TN	6	1,612	3.8%	141,452	97.6%	1,171	15,677
Tampa, FL	2	942	2.8%	103,872	96.9%	1,350	9,793
Other Florida	1	636	2.3%	83,405	96.4%	1,483	7,049
Total/Average Same-Store Communities	49	14,001	79.3%	2,914,312	96.6%	$1,989	237,532
Non-Mature, Commercial Properties & Other	5	2,697	20.7%	760,392			59,589
Total Real Estate Owned	54	16,698	100%	3,674,704			$297,121
Total Accumulated Depreciation				(1,408,815)
Total Real Estate Owned, Net of Accumulated Depreciation				$2,265,889

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.
We report in two segments: Same-Store Communities and Non-Mature Communities/Other.
Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2015 and held as of December 31, 2016. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
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
As of December 31, 2016, the Operating Partnership does not have any secured debt maturing in 2017.
Statements of Cash Flows
The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014.
Operating Activities
For the year ended December 31, 2016, Net cash provided by/(used in) operating activities was $228.7 million compared to $226.8 million for 2015. The increase in cash flow from operating activities was primarily due to improved operating income, primarily driven by revenue growth at communities.

For the year ended December 31, 2015, Net cash provided by/(used in) operating activities was $226.8 million compared to $208.0 million for 2014. The increase in cash flow from operating activities was primarily due to improved operating income, primarily driven by revenue growth at communities.
Investing Activities
For the year ended December 31, 2016, Net cash provided by/(used in) investing activities was $(9.5) million compared to $23.6 million for 2015. The decrease in cash provided by investing activities was primarily due to a decrease in proceeds from dispositions, partially offset by increased distributions received from unconsolidated entities and acquisitions of real estate assets in 2015.
For the year ended December 31, 2015, Net cash provided by/(used in) investing activities was $23.6 million compared to $(46.7) million for 2014. The increase in cash provided by investing activities was primarily related to an increase in proceeds from dispositions and decreased spend on development projects, partially offset by the acquisition of a real estate asset in 2015.

Acquisitions

The Operating Partnership did not have any acquisitions during the year ended December 31, 2016.
In October 2015, the Operating Partnership acquired one community in Alexandria, Virginia with 421 apartment homes for a purchase price of $142.0 million.

Dispositions

During the year ended December 31, 2016, the Operating Partnership sold two operating communities in the Baltimore, Maryland market with a total of 276 apartment homes for gross proceeds of $45.3 million, resulting in net proceeds of $44.6 million and a gain, net of tax, of $33.2 million.
In connection with the formation of the DownREIT Partnership in October 2015, the Operating Partnership contributed seven operating communities to the DownREIT Partnership. The Operating Partnership recorded its contribution to the DownREIT Partnership at book value and consequently deferred a gain of $296.4 million. As a result of the contribution, the Operating Partnership gave up its controlling interest and deconsolidated the seven operating communities.  The Operating Partnership accounts for its investment in the DownREIT Partnership under the equity method of accounting.

During the year ended December 31, 2015, the Operating Partnership sold five communities with a total of 1,149 apartment homes for gross proceeds of $250.9 million, resulting in net proceeds of $232.4 million and a gain, net of tax, of $133.5 million. A portion of the sale proceeds was designated for tax-deferred Section 1031 exchanges for one of the October 2015 acquisitions from Home OP. Additionally, the Operating Partnership recognized a gain of $24.6 million, which was previously deferred, in connection with the sale of the communities held by the Texas joint venture.
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
Financing Activities
For the year ended December 31, 2016, Net cash provided by/(used in) financing activities was $(221.5) million compared to $(247.7) million for 2015. The decrease in cash used in financing activities was primarily due to a decrease in advances to the General Partner and a decrease in payoffs of secured debt, partially offset by a decrease in proceeds from the issuance of secured debt.

For the year ended December 31, 2015, Net cash provided by/(used in) financing activities was $(247.7) million compared to $(162.8) million for 2014. The increase in cash used in financing activities was primarily due to an increase in advances to the General Partner.
Credit Facilities
As of December 31, 2016, an aggregate commitment of $408.5 million of the General Partner's secured credit facilities with Fannie Mae was allocated to the Operating Partnership based on the ownership of the assets securing the debt. The entire commitment was outstanding at December 31, 2016. The portions of the Fannie Mae credit facilities allocated to the Operating Partnership mature at various dates from December 2018 through July 2023 and bear interest at floating and fixed rates. At December 31, 2016, $244.9 million of the outstanding balance was fixed at a weighted average interest rate of 5.05% and the remaining balance of $163.6 million on these facilities had a weighted average variable interest rate of 2.32%.
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, $300 million of medium-term notes due June 2018, $300 million of medium-term notes due October 2020, a $350 million term loan facility due January 2021, $400 million of medium-term notes due January 2022, $300 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025 and $300 million of medium-term notes due September 2026. As of December 31, 2016 and 2015, the outstanding balance under the unsecured revolving credit facility was $0.0 and $150.0 million, respectively.
The credit facilities are subject to customary financial covenants and limitations.

Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $190.6 million in variable rate debt that is not subject to interest rate swap contracts as of December 31, 2016. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $1.9 million based on the balance at December 31, 2016.
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
A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by/(used in) operating activities	$228,682	$226,765	$208,032
Net cash provided by/(used in) investing activities	(9,546)	23,583	(46,650)
Net cash provided by/(used in) financing activities	(221,483)	(247,747)	(162,777)
Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014.
Net Income(Loss) Attributable to OP Unitholders
2016 -vs- 2015
Net income/(loss) attributable to OP unitholders was $77.8 million ($0.42 per diluted OP Unit) for the year ended December 31, 2016 as compared to $213.3 million ($1.16 per diluted OP Unit) for the prior year. The decrease in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•
during the year ended the December 31, 2016, the Operating Partnership sold two operating communities in Baltimore, Maryland with a total of 276 apartment homes, resulting in a gain of $33.2 million, as compared to a gain on the sale of real estate owned of $158.1 million during the year ended December 31, 2015;

•
losses from unconsolidated entities of $37.4 million for the year ended December 31, 2016, as compared to $4.7 million for the prior year, as a result of the formation of the DownREIT Partnership in the fourth quarter of 2015; and

•
a decrease in total property NOI of $20.5 million primarily due to fewer consolidated apartment homes as a result of the deconsolidation of communities contributed to the DownREIT Partnership during 2015.

This was partially offset by:

•
a decrease in real estate depreciation and amortization expense of $22.7 million primarily due to the deconsolidation of communities contributed to the DownREIT Partnership in the fourth quarter of 2015;

•	a decrease in interest expense of $10.3 million primarily due to the deconsolidation of debt balances related to communities contributed to the DownREIT Partnership; and

•
a decrease in general and administrative expense of $8.2 million due to lower expense allocations by the General Partner, primarily due to a decrease in its bonus expense and stock-based compensation expense for awards under its long-term incentive plan, primarily due to the departure of its prior Chief Financial Officer in 2016, and outperformance in 2015.

2015 -vs- 2014
Net income/(loss) attributable to OP unitholders was $213.3 million ($1.16 per diluted OP Unit) for the year ended December 31, 2015 as compared to $96.2 million ($0.53 per diluted OP Unit) for the the prior year. The increase in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•
the Operating Partnership sold five communities with a total of 1,149 apartment homes, resulting in a gain of $133.5 million. Additionally, the Operating Partnership recognized a gain of $24.6 million, which was previously deferred, in connection with the sale of the communities held by the Texas joint venture;

•
in connection with the formation of the DownREIT Partnership, the Operating Partnership contributed seven operating communities to the DownREIT Partnership. The Operating Partnership recorded its contribution to the DownREIT Partnership at book value and consequently deferred a gain of $296.4 million. As a result of the contribution, the Operating Partnership gave up its controlling interest and deconsolidated the seven operating communities.  The Operating Partnership accounts for its investment in the DownREIT Partnership under the equity method of accounting; and

•
an increase in total property NOI of $17.3 million primarily due to higher occupancy and higher revenue per occupied home and NOI from the homes placed in service related to development and redevelopment projects completed in 2015 and 2014.

This was partially offset by:

•	a $4.7 million loss from unconsolidated entities related to the DownREIT Partnership that was formed in 2015.

Apartment Community Operations
Our net income results primarily from NOI generated from the operation of our apartment communities. The Operating Partnership defines NOI, which is a non-GAAP financial measure, as rental income less direct property rental expenses. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI are property management costs, which are the Operating Partnership’s allocable share of costs incurred by the General Partner for shared services of corporate level property management employees and related support functions and costs.

Although the Company considers NOI a useful measure of a operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities as determined in accordance with GAAP. NOI excludes several income and expense categories as detailed in the reconciliation of NOI to Net income/(loss) attributable to OP unitholders below.

The following table summarizes the operating performance of our total portfolio for the years ended December 31, 2016, 2015, and 2014 (dollars in thousands):

	Year Ended December 31, (a)			Year Ended December 31, (b)
	2016	2015	% Change	2015	2014	% Change
Same-Store Communities:
Same-Store rental income	$322,968	$303,190	6.5%	$360,404	$353,686	1.9%
Same-Store operating expense (c)	(85,436)	(81,438)	4.9%	(100,395)	(101,911)	(1.5)%
Same-Store NOI	237,532	221,752	7.1%	260,009	251,775	3.3%

Non-Mature Communities/Other NOI:
Acquired communities NOI	7,216	1,604	349.9%	1,604	—	N/A
Sold communities NOI	2,600	46,574	(94.4)%	12,225	13,750	(11.1)%
Developed communities NOI	5,191	2,787	(86.3)%	2,787	(603)	(562.2)%
Redeveloped communities NOI	38,753	38,035	1.9%	34,127	29,742	14.7%
Commercial NOI and other	5,829	6,845	(14.8)%	6,845	5,649	21.2%
Total Non-Mature Communities/Other NOI	59,589	95,845	(37.8)%	57,588	48,538	18.6%

Total property NOI	$297,121	$317,597	(6.4)%	$317,597	$300,313	5.8%

(a)	Same-Store consists of 14,001 apartment homes.

(b)	Same-Store consists of 14,760 apartment homes.

(c)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of Net income/(loss) attributable to OP unitholders to total property NOI for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income/(loss) attributable to OP unitholders	$77,818	$213,301	$96,227
Property management	11,122	12,111	11,622
Other operating expenses	6,059	5,923	5,172
Real estate depreciation and amortization	147,074	169,784	179,176
General and administrative	18,808	27,016	28,541
Casualty-related charges/(recoveries), net	484	843	541
(Income)/loss from unconsolidated entities	37,425	4,659	—
Interest expense	30,067	40,321	41,717
(Gain)/loss on sale of real estate owned	(33,180)	(158,123)	(63,635)
Net income/(loss) attributable to noncontrolling interests	1,444	1,762	952
Total property NOI	$297,121	$317,597	$300,313
Same-Store Communities
2016 -vs- 2015
Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2015 and held as of December 31, 2016) consisted of 14,001 apartment homes and provided 79.9% of our total NOI for the year ended December 31, 2016.
NOI for our Same-Store Community properties increased 7.1% or $15.8 million for the year ended December 31, 2016 compared to 2015. The increase in property NOI was primarily attributable to a 6.5% or $19.8 million increase in property rental income, which was partial offset by a 4.9% or $4.0 million increase in operating expenses. The increase in revenues was primarily driven by a 6.6% or $19.0 million increase in rental rates. Physical occupancy decreased 0.2% to 96.6% and total income per occupied home increased 6.6% to $1,989 for the year ended December 31, 2016 compared to 2015.
The increase in property operating expenses was primarily driven by a 10.4% or $2.6 million increase in real estate taxes, which was primarily due to higher assessed valuations and lower appeal refunds.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 73.5% for the year ended December 31, 2016 as compared to 73.1% for 2015.
2015 -vs- 2014
Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2014 and held as of December 31, 2015) consisted of 14,760 apartment homes and provided 81.9% of our total NOI for the year ended December 31, 2015.
NOI for our Same-Store Community properties increased 3.3% or $8.2 million for the year ended December 31, 2015 compared to 2014. The increase in property NOI was primarily attributable to a 1.9% or $6.7 million increase in property rental income and a 1.5% or $1.5 million decrease in operating expenses. The increase in revenues was primarily driven by a 1.5% or $5.2 million increase in rental rates and a 1.9% or $0.5 million increase in reimbursement and fee income. Physical occupancy increased 1.5% to 96.8% and total income per occupied home increased 1.7% to $2,103 for the year ended December 31, 2015 compared to 2014.
The decrease in property operating expenses was primarily driven by a 5.1% or $0.8 million decrease in repair and maintenance expense and a 1.4% or $0.5 million decrease in real estate taxes.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 72.1% for the year ended December 31, 2015 as compared to 71.2% for 2014.

Non-Mature Communities/Other
The Operating Partnership’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently developed, acquired or redeveloped communities, sold communities and the non-apartment components of mixed use properties.
2016 -vs- 2015
The remaining $59.6 million or 20.1% of our total NOI during the year ended December 31, 2016 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased 37.8% or $36.3 million for the year ended December 31, 2016 compared to 2015. The decrease was primarily driven by a decrease in NOI of $44.0 million from sold communities, which was partially offset by an increase in NOI of $5.6 million from acquired communities and an increase in NOI of $2.4 million from developed communities.
2015 -vs- 2014
The remaining $57.6 million or 18.1% of our total NOI during the year ended December 31, 2015 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased 18.6% or $9.1 million for the year ended December 31, 2015 compared to 2014. The increase was primarily driven by an increase in NOI of $4.4 million from redeveloped communities and an increase in NOI of $3.4 million from developed communities.

Real Estate Depreciation and Amortization
For the year ended December 31, 2016, real estate depreciation and amortization decreased by 13.4% or $22.7 million as compared to 2015. The decrease was primarily due to the deconsolidation of communities contributed to the DownREIT Partnership in October 2015, partially offset by homes delivered from our development and redevelopment properties.
For the year ended December 31, 2015, real estate depreciation and amortization decreased by 5.2% or $9.4 million as compared to 2014. The decrease was primarily due to sold communities and fully depreciated assets partially offset by homes delivered from our development and redevelopment communities.

General and Administrative
For the year ended December 31, 2016, general and administrative expense decreased by 30.4% or $8.2 million as compared to 2015. The decrease was due to lower general and administrative expense allocations by the General Partner, primarily due to a decrease in its bonus expense and stock-based compensation expense for awards under its long-term incentive plan, primarily due to the departure of its prior Chief Financial Officer in 2016, and outperformance in 2015, as well as lower allocations due to the deconsolidation of communities contributed to the DownREIT Partnership in October 2015.
Income/(Loss) in Unconsolidated Entities
For the year ended December 31, 2016 and 2015, income/(loss) from unconsolidated entities of $(37.4) million and $(4.7) million, respectively, was attributable to the Operating Partnership's ownership interest in the DownREIT Partnership, which was formed in October 2015. The change was primarily attributable to depreciation expense for a full year in 2016.

Interest Expense

For the year ended December 31, 2016, interest expense decreased by 25.4% or $10.3 million as compared to 2015, which was primarily due to lower loan balances as a result of seven communities, and their related debt, being deconsolidated in October 2015 in connection with the formation of the DownREIT Partnership.
Gain/(Loss) on the Sale of Real Estate Owned
During the year ended December 31, 2016, the Operating Partnership sold two operating communities in Baltimore, Maryland with a total of 276 apartment homes, resulting in a gain of $33.2 million.

During the year ended December 31, 2015, the Operating Partnership sold five communities with a total of 1,149 apartment homes, resulting in a gain of $133.5 million. A portion of the sale proceeds was designated for a Section 1031 exchange for one of the October 2015 acquisitions from Home OP. Additionally, the Operating Partnership recognized a gain of $24.6 million, which was previously deferred, in connection with the sale of the communities held by the Texas joint venture.

In connection with the formation of the DownREIT Partnership in October 2015, the Operating Partnership contributed seven operating communities to the DownREIT Partnership. The Operating Partnership recorded its contribution to the DownREIT Partnership at book value and consequently deferred a gain of $296.4 million. As a result of the contribution, the Operating Partnership gave up its controlling interest and deconsolidated the seven operating communities. The Operating Partnership accounts for its investment in the DownREIT Partnership under the equity method of accounting.

For the year ended December 31, 2014, the Operating Partnership sold one community and an adjacent parcel of land in San Diego, California, resulting in a $24.4 million gain. The Operating Partnership also recorded gains of $39.2 million in connection with UDR’s sale of two communities in Tampa, Florida and Los Angeles, California, which were previously deferred.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, the majority of our apartment leases have terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2016 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	2017	2018-2019	2020-2021	Thereafter	Total
Long-term debt obligations	$—	278,403	62,836	94,310	$435,549
Interest on debt obligations (a)	16,529	26,454	5,359	6,227	54,569
Operating lease obligations — ground leases (b)	5,548	11,096	9,091	311,547	337,282
	$22,077	$315,953	$77,286	$412,084	$827,400

(a)	Interest payments on variable rate debt instruments are based on each debt instrument’s respective year-end interest rate at December 31, 2016.

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
As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, which is the sole general partner of the Operating Partnership, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.

Management’s Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 for the Company and the Operating Partnership. Under the supervision and with the participation of the management, the Chief Executive Officer and Chief Financial Officer of the Company, which is the sole general partner of the Operating Partnership, conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (2013 Framework) (COSO). Based on such evaluation, management concluded that the Company’s and the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2016.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Report, has audited UDR, Inc.’s internal control over financial reporting as of December 31, 2016. The report of Ernst & Young LLP, which expresses an unqualified opinion on UDR, Inc.’s internal control over financial reporting as of December 31, 2016, is included under the heading “Report of Independent Registered Public Accounting Firm” of UDR, Inc. contained in this Report. Further, an attestation report of the registered public accounting firm of United Dominion Realty, L.P. will not be required as long as United Dominion Realty, L.P. is a non-accelerated filer.
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

Item 9B. OTHER INFORMATION
Other Agreements with Executive Officers. In November 2016, we entered into separate aircraft time-share agreements with Mr. Toomey and Mr. Troupe. Under each of the aircraft time-share agreements, we have agreed to lease an aircraft, including crew and flight services, to each of Mr. Toomey and Mr. Troupe for personal flights from time to time upon their request. Mr. Toomey and Mr. Troupe will each pay us a lease fee as may be set by the board from time to time for the flight expenses that may be charged under applicable regulations. We will invoice Mr. Toomey and Mr. Troupe on the last day of the month in which any respective flight occurs. Each aircraft time-share agreement will remain in effect until terminated by either party, upon ten days’ prior written notice. Each agreement automatically terminates upon the date either Mr. Toomey or Mr. Troupe, respectively, is no longer employed by the Company.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the information set forth under the headings “Proposal No. 1 Election of Directors,” “Corporate Governance Matters,” “Audit Committee Report,” “Corporate Governance Matters-Board Leadership Structure and Committees-Audit Committee Financial Expert,” “Corporate Governance Matters-Identification and Selection of Nominees for Directors,” “Corporate Governance Matters-Board of Directors and Committee Meetings,” “Executive Officers” and “Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance” in UDR, Inc.’s definitive proxy statement (our “definitive proxy statement”) for its 2017 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.
We have a code of ethics for senior financial officers that applies to our principal executive officer, all members of our finance staff, including the principal financial officer, the principal accounting officer, the treasurer and the controller, our director of investor relations, our corporate secretary, and all other Company officers. We also have a code of business conduct and ethics that applies to all of our employees. Information regarding our codes is available on our website, www.udr.com, and is incorporated by reference to the information set forth under the heading “Corporate Governance Matters” in our definitive proxy statement for UDR’s 2017 Annual Meeting of Stockholders. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of our codes by posting such amendment or waiver on our website.

Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Board Leadership Structure and Committees-Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation of Directors” and “Compensation Committee Report” in the definitive proxy statement for UDR’s 2017 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” and “Executive Compensation-Equity Compensation Plan Information” in the definitive proxy statement for UDR’s 2017 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Corporate Governance Overview,” “Corporate Governance Matters-Director Independence,” “Corporate Governance Matters-Board Leadership Structure and Committees-Independence of the Audit, Compensation and Governance Committees,” and “Executive Compensation” in the definitive proxy statement for UDR’s 2017 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership. Information regarding related party transactions between UDR and the Operating Partnership is presented in Note 6, Related Party Transactions, of the Consolidated Financial Statements of United Dominion Realty, L.P. referenced in Part IV, Item 15(a) of this Report.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the information set forth under the headings “Audit Matters-Audit Fees” and “Audit Matters-Pre-Approval Policies and Procedures” in the definitive proxy statement for UDR’s 2017 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

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
3. Exhibits. The exhibits filed with this Report are set forth in the Exhibit Index, including the financial statements required under Rule 3-09 of Regulation S-X for UDR Lighthouse DownREIT L.P.
Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UDR, Inc.
Date:	February 21, 2017	By:	/s/ Thomas W. Toomey
Thomas W. Toomey
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 21, 2017 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey	/s/ Katherine A. Cattanach
Thomas W. Toomey	Katherine A. Cattanach
Chief Executive Officer, President, and Director (Principal Executive Officer)	Director

/s/ Joseph D. Fisher	/s/ Mary Ann King
Joseph D. Fisher	Mary Ann King
Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Director

/s/ Shawn G. Johnston	/s/ Robert P. Freeman
Shawn G. Johnston	Robert P. Freeman
Vice President and Chief Accounting Officer (Principal Accounting Officer)	Director

/s/ James D. Klingbeil	/s/ Jon A. Grove
James D. Klingbeil	Jon A. Grove
Chairman of the Board	Director

/s/ Lynne B. Sagalyn	/s/ Clint D. McDonnough
Lynne B. Sagalyn	Clint D. McDonnough
Vice Chair of the Board	Director

/s/ Robert A. McNamara
Robert A. McNamara
Director

/s/ Mark R. Patterson
Mark R. Patterson
Director

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED DOMINION REALTY, L.P. By: UDR, Inc., its sole general partner
Date:	February 21, 2017	By:	/s/ Thomas W. Toomey
Thomas W. Toomey
Chief Executive Officer and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 21, 2017 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey	/s/ Katherine A. Cattanach
Thomas W. Toomey	Katherine A. Cattanach
Chief Executive Officer, President, and	Director of the General Partner
Director of the General Partner (Principal Executive Officer)

/s/ Joseph D. Fisher	/s/ Mary Ann King
Joseph D. Fisher	Mary Ann King
Senior Vice President and Chief Financial Officer	Director of the General Partner
of the General Partner (Principal Financial Officer)

/s/ Shawn G. Johnston	/s/ Robert P. Freeman
Shawn G. Johnston	Robert P. Freeman
Vice President and Chief Accounting Officer	Director of the General Partner
of the General Partner (Principal Accounting Officer)

/s/ James D. Klingbeil	/s/ Jon A. Grove
James D. Klingbeil	Jon A. Grove
Chairman of the Board of the General Partner	Director of the General Partner

/s/ Lynne B. Sagalyn	/s/ Clint D. McDonnough
Lynne B. Sagalyn	Clint D. McDonnough
Vice Chair of the Board of the General Partner	Director of the General Partner

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of UDR, Inc.

We have audited the accompanying consolidated balance sheets of UDR, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income/(loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UDR, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company changed its reporting of discontinued operations as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. Also, as discussed in Note 2 to the consolidated financial statements, the Company changed its presentation of distributions received from unconsolidated joint ventures in the consolidated statements of cash flows as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2016-15 “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), UDR, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
February 21, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of UDR, Inc.

We have audited UDR, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). UDR, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, UDR, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UDR, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income/(loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
February 21, 2017

UDR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2016	December 31, 2015
ASSETS
Real estate owned:
Real estate held for investment	$9,271,847	$9,053,599
Less: accumulated depreciation	(2,923,072)	(2,646,044)
Real estate held for investment, net	6,348,775	6,407,555
Real estate under development (net of accumulated depreciation of $0 and $0, respectively)	342,282	124,072
Real estate held for disposition (net of accumulated depreciation of $553 and $830, respectively)	1,071	11,775
Total real estate owned, net of accumulated depreciation	6,692,128	6,543,402
Cash and cash equivalents	2,112	6,742
Restricted cash	19,994	20,798
Notes receivable, net	19,790	16,694
Investment in and advances to unconsolidated joint ventures, net	827,025	938,906
Other assets	118,535	137,302
Total assets	$7,679,584	$7,663,844

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$1,130,858	$1,376,945
Unsecured debt, net	2,270,620	2,193,850
Real estate taxes payable	17,388	18,786
Accrued interest payable	29,257	29,162
Security deposits and prepaid rent	34,238	36,330
Distributions payable	86,936	80,368
Accounts payable, accrued expenses, and other liabilities	103,835	81,356
Total liabilities	3,673,132	3,816,797

Commitments and contingencies (Note 15)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	909,482	946,436

Equity:
Preferred stock, no par value; 50,000,000 shares authorized:
8.00% Series E Cumulative Convertible; 2,796,903 shares issued and outstanding at December 31, 2016 and December 31, 2015	46,457	46,457
Series F; 16,196,889 and 16,452,496 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	1	1
Common stock, $0.01 par value; 350,000,000 shares authorized:
267,259,469 and 261,844,521 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	2,673	2,618
Additional paid-in capital	4,635,413	4,447,816
Distributions in excess of net income	(1,585,825)	(1,584,459)
Accumulated other comprehensive income/(loss), net	(5,609)	(12,678)
Total stockholders’ equity	3,093,110	2,899,755
Noncontrolling interests	3,860	856
Total equity	3,096,970	2,900,611
Total liabilities and equity	$7,679,584	$7,663,844
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
REVENUES:
Rental income	$948,461	$871,928	$805,002
Joint venture management and other fees	11,400	22,710	13,044
Total revenues	959,861	894,638	818,046
OPERATING EXPENSES:
Property operating and maintenance	159,947	155,096	149,428
Real estate taxes and insurance	115,429	102,963	99,175
Property management	26,083	23,978	22,138
Other operating expenses	7,649	9,708	8,271
Real estate depreciation and amortization	419,615	374,598	358,154
General and administrative	49,761	59,690	47,800
Casualty-related charges/(recoveries), net	732	2,335	541
Other depreciation and amortization	6,023	6,679	5,775
Total operating expenses	785,239	735,047	691,282
Operating income	174,622	159,591	126,764
Income/(loss) from unconsolidated entities	52,234	62,329	(7,006)
Interest expense	(123,031)	(121,875)	(130,454)
Interest income and other income/(expense), net	1,930	1,551	11,858
Income/(loss) before income taxes, discontinued operations, and gain/(loss) on sale of real estate owned	105,755	101,596	1,162
Tax benefit/(provision), net	3,774	3,886	15,098
Income/(loss) from continuing operations	109,529	105,482	16,260
Income/(loss) from discontinued operations, net of tax	—	—	10
Income/(loss) before gain/(loss) on sale of real estate owned	109,529	105,482	16,270
Gain/(loss) on sale of real estate owned, net of tax	210,851	251,677	143,572
Net income/(loss)	320,380	357,159	159,842
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(27,282)	(16,773)	(5,511)
Net (income)/loss attributable to noncontrolling interests	(380)	(3)	3
Net income/(loss) attributable to UDR, Inc.	292,718	340,383	154,334
Distributions to preferred stockholders — Series E (Convertible)	(3,717)	(3,722)	(3,724)
Net income/(loss) attributable to common stockholders	$289,001	$336,661	$150,610

Income/(loss) per weighted average common share:
Basic	$1.09	$1.30	$0.60
Diluted	$1.08	$1.29	$0.59

Weighted average number of common shares outstanding:
Basic	265,386	258,669	251,528
Diluted	267,311	263,752	253,445
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income/(loss)	$320,380	$357,159	$159,842
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	3,514	(6,393)	(8,695)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	3,657	2,262	4,834
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	7,171	(4,131)	(3,861)
Comprehensive income/(loss)	327,551	353,028	155,981
Comprehensive (income)/loss attributable to noncontrolling interests	(27,764)	(16,468)	(5,375)
Comprehensive income/(loss) attributable to UDR, Inc.	$299,787	$336,560	$150,606
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share data)

	Preferred Stock	Common Stock	Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss), net	Noncontrolling Interests	Total
Balance at December 31, 2013	$46,571	$2,507	$4,109,765	$(1,342,070)	$(5,125)	$856	$2,812,504
Net income/(loss) attributable to UDR, Inc.	—	—	—	154,334	—	—	154,334
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	(3)	(3)
Other comprehensive income/(loss)	—	—	—	—	(3,730)	—	(3,730)
Issuance/(forfeiture) of common and restricted shares, net	—	8	9,797	—	—	—	9,805
Issuance of common shares through public offering	—	34	99,815	—	—	—	99,849
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	—	2	4,370	—	—	—	4,372
Common stock distributions declared ($1.04 per share)	—	—	—	(263,503)	—	—	(263,503)
Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	(3,724)	—	—	(3,724)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(73,954)	—	—	(73,954)
Balance at December 31, 2014	46,571	2,551	4,223,747	(1,528,917)	(8,855)	853	2,735,950
Net income/(loss) attributable to UDR, Inc.	—	—	—	340,383	—	—	340,383
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	3	3
Other comprehensive income/(loss)	—	—	—	—	(3,823)	—	(3,823)
Issuance/(forfeiture) of common and restricted shares, net	—	3	10,191	—	—	—	10,194
Issuance of common shares through public offering	—	63	209,948	—	—	—	210,011
Conversion of Series E Cumulative Convertible Shares	(114)	—	114	—	—	—	—
Issuance of Series F Preferred Stock	1	—	—	—	—	—	1
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	—	1	3,816	—	—	—	3,817
Common stock distributions declared ($1.11 per share)	—	—	—	(289,500)	—	—	(289,500)
Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	(3,722)	—	—	(3,722)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(102,703)	—	—	(102,703)

UDR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(In thousands, expect share and per share data)

	Preferred Stock	Common Stock	Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss), net	Noncontrolling Interests	Total
Balance at December 31, 2015	$46,458	$2,618	$4,447,816	$(1,584,459)	$(12,678)	$856	$2,900,611
Net income/(loss) attributable to UDR, Inc.	—	—	—	292,718	—	—	292,718
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	322	322
Disposition of noncontrolling interest of consolidated real estate	—	—	—	—	—	(1,155)	(1,155)
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	102	102
Long Term Incentive Plan Unit grants	—	—	—	—	—	3,735	3,735
Other comprehensive income/(loss)	—	—	—	—	7,069	—	7,069
Issuance/(forfeiture) of common and restricted shares, net	—	2	4,973	—	—	—	4,975
Issuance of common shares through public offering	—	50	173,161	—	—	—	173,211
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	3	9,463	—	—	—	9,466
Common stock distributions declared ($1.18 per share)	—	—	—	(315,102)	—	—	(315,102)
Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	(3,717)	—	—	(3,717)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	24,735	—	—	24,735
Balance at December 31, 2016	$46,458	$2,673	$4,635,413	$(1,585,825)	$(5,609)	$3,860	$3,096,970
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)

	Year Ended December 31,
	2016	2015	2014
Operating Activities
Net income/(loss)	$320,380	$357,159	$159,842
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	425,638	381,277	363,929
(Gain)/loss on sale of real estate owned, net of tax	(210,851)	(251,677)	(143,647)
Tax (benefit)/provision, net	(3,774)	(3,886)	(15,136)
(Income)/loss from unconsolidated entities	(52,234)	(62,329)	7,006
Return on investment in unconsolidated joint ventures	57,578	27,012	4,943
Amortization of share-based compensation	13,398	18,017	13,954
Other	11,861	6,612	13,104
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(12,983)	(3,968)	(1,074)
Increase/(decrease) in operating liabilities	(12,084)	(9,590)	(5,618)
Net cash provided by/(used in) operating activities	536,929	458,627	397,303

Investing Activities
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	(163,015)	(244,769)	(228,810)
Proceeds from sales of real estate investments, net	302,354	387,650	383,886
Development of real estate assets	(178,279)	(103,205)	(251,493)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(91,852)	(113,400)	(96,679)
Capital expenditures — non-real estate assets	(4,439)	(4,049)	(5,497)
Investment in unconsolidated joint ventures	(40,162)	(217,642)	(222,930)
Distributions received from unconsolidated joint ventures	66,116	32,279	54,256
(Issuance)/repayment of notes receivable	(3,000)	(2,325)	68,664
Net cash provided by/(used in) investing activities	(112,277)	(265,461)	(298,603)

Financing Activities
Payments on secured debt	(375,308)	(193,958)	(80,961)
Proceeds from the issuance of secured debt	50,000	127,600	5,502
Payments on unsecured debt	(95,053)	(325,540)	(312,500)
Proceeds from the issuance of unsecured debt	300,000	299,310	298,956
Net proceeds/(repayment) of revolving bank debt	(128,650)	(2,500)	152,500
Proceeds from the issuance of common shares through public offering, net	173,211	210,011	99,849
Distributions paid to redeemable noncontrolling interests	(29,688)	(10,654)	(9,929)
Distributions paid to preferred stockholders	(3,717)	(3,722)	(3,724)
Distributions paid to common stockholders	(308,923)	(283,168)	(256,100)
Other	(11,154)	(19,027)	(7,318)
Net cash provided by/(used in) financing activities	(429,282)	(201,648)	(113,725)
Net increase/(decrease) in cash and cash equivalents	(4,630)	(8,482)	(15,025)
Cash and cash equivalents, beginning of year	6,742	15,224	30,249
Cash and cash equivalents, end of year	$2,112	$6,742	$15,224

UDR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands, except for share data)

	Year Ended December 31,
	2016	2015	2014
Supplemental Information:
Interest paid during the period, net of amounts capitalized	$124,635	$130,240	$131,815
Cash paid/(refunds received) for income taxes	693	(1,014)	1,345

Non-cash transactions:
Transfer of investment in and advances to unconsolidated joint ventures to real estate owned	$80,583	$—	$54,938
Secured debt assumed in the consolidation of unconsolidated joint ventures	75,796	—	—
Fair value adjustment of secured debt assumed in the consolidation of unconsolidated joint ventures	4,228	—	—
Acquisition of communities in exchange for DownREIT units and assumption of debt	—	660,832	—
Acquisition of real estate	—	24,067	—
Fair value adjustment of debt acquired as part of acquisition of real estate	—	1,363	—
Development costs and capital expenditures incurred but not yet paid	46,285	20,375	34,746
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (260,292 shares in 2016; 112,174 shares in 2015; and 153,451 shares in 2014)	9,466	3,817	4,372
Dividends declared but not yet paid	86,936	80,368	69,460
See accompanying notes to consolidated financial statements.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

1. CONSOLIDATION AND BASIS OF PRESENTATION
Organization and Formation
UDR, Inc. (“UDR,” the “Company,” “we,” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities generally in high barrier-to-entry markets located in the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. At December 31, 2016, our consolidated apartment portfolio consisted of 127 consolidated communities located in 18 markets consisting of 39,454 apartment homes. In addition, the Company has an ownership interest in 6,849 apartment homes through unconsolidated joint ventures.
Basis of Presentation
The accompanying consolidated financial statements of UDR include its wholly-owned and/or controlled subsidiaries (see the “Consolidated Joint Ventures” section of Note 6, Joint Ventures and Partnerships, for further discussion). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.
The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of December 31, 2016 and 2015, there were 183,278,698 units in the Operating Partnership (“OP Units”) outstanding, of which 174,230,084 or 95.1% and 174,225,399 or 95.1%, respectively, were owned by UDR and 9,048,614 or 4.9% and 9,053,299 or 4.9%, respectively, were owned by outside limited partners. As of December 31, 2016 and 2015, there were 32,367,380 units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 16,485,014 or 50.9% and 16,229,407 or 50.1%, respectively, were owned by UDR (of which, 13,470,651 or 41.6% were held by the Operating Partnership) and 15,882,366 or 49.1% and 16,137,973 or 49.9%, respectively, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.
The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those in Note 4, Real Estate Owned, Note 6, Joint Ventures and Partnerships and Note 7, Secured and Unsecured Debt, Net.

2. SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The ASU changes the definition of a business to assist entities with evaluating whether a set of transferred assets is a business. As a result, the accounting for acquisitions of real estate could be impacted. The updated standard will be effective for the Company on January 1, 2018; early adoption is permitted. The ASU will be applied prospectively to any transactions occurring within the period of adoption. The Company expects that the updated standard will result in fewer acquisitions of real estate meeting the definition of a business and fewer acquisition-related costs being expensed in the period incurred.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. The ASU addresses the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The updated standard will be effective for the Company on January 1, 2018 and must be applied retrospectively to all periods presented; early adoption is permitted. The Company does not expect the updated standard to have a material impact on the consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The ASU addresses specific cash flow items with the objective of reducing existing diversity in practice, including the treatment of distributions received from equity method investees. The updated standard will be effective for the Company on January 1, 2018 and must be applied retrospectively to all periods presented; early adoption is permitted.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

The Company elected to early adopt ASU 2016-15 in 2016 and elected to classify distributions received from equity method investees using the cumulative earnings approach. As a result, for the years ended December 31, 2015 and 2014, the following amounts classified under the adopted ASU as returns on investment in unconsolidated joint ventures were reclassified on the Consolidated Statements of Cash Flow (in thousands):

	Year Ended December 31,
	2015	2014
Return on investment in unconsolidated joint ventures - as previously presented	$—	$—
Return on investment in unconsolidated joint ventures	27,012	4,943
Return on investment in unconsolidated joint ventures - as presented herein	$27,012	$4,943

Distributions received from unconsolidated joint ventures - as previously presented	$59,291	$59,199
Return on investment in unconsolidated joint ventures	(27,012)	(4,943)
Distributions received from unconsolidated joint ventures - as presented herein	$32,279	$54,256

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU aims to simplify the accounting for share-based payments by amending the accounting for forfeitures, statutory tax withholding requirements, classification in the statements of cash flow and income taxes. The updated standard was effective for the Company on January 1, 2017, at which time the Company prospectively began accounting for forfeitures as incurred and began applying the updated rules for statutory withholdings. The adoption did not have a material impact on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods, but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparable period presented, with an option to elect certain transition relief. Full retrospective application is prohibited. The standard will be effective for the Company on January 1, 2019, with early adoption permitted. While the Company is currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures, we expect to recognize right-of-use assets and related lease liabilities on our consolidated balance sheets related to ground leases on any communities where we are the lessee.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, including industry-specific revenue guidance. The standard specifically excludes lease contracts. The ASU allows for the use of either the full or modified retrospective

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

transition method and will be effective for the Company on January 1, 2018, at which time the Company expects to adopt the updated standard using the modified retrospective approach. However, as the majority of the Company’s revenue is from rental income related to leases, the Company does not expect the ASU to have a material impact on the consolidated financial statements and related disclosures.
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
Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the years ended December 31, 2016, 2015, and 2014 were $7.9 million, $6.3 million and $9.0 million, respectively. During the years ended December 31, 2016, 2015, and 2014, total interest capitalized was $16.5 million,

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

$16.1 million, and $20.2 million, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion and depreciation commences over the estimated useful life.

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
Notes Receivable

The following table summarizes our notes receivable, net as of December 31, 2016 and 2015 (dollars in thousands):

	Interest rate at	Balance Outstanding
	December 31, 2016	December 31, 2016	December 31, 2015
Note due February 2020 (a)	10.00%	$12,994	$12,994
Note due July 2017 (b)	8.00%	2,500	2,500
Note due October 2020 (c)	8.00%	1,296	1,200
Note due April 2021 (d)	10.00%	3,000	—
Total notes receivable, net		$19,790	$16,694
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

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

(d) In April 2016, the Company entered into a secured note receivable with an unaffiliated third party with an aggregate commitment of $15.0 million. During the year ended December 31, 2016, the Company loaned $3.0 million. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $25.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (April 2021).
During the years ended December 31, 2016, 2015, and 2014, the Company recognized $1.8 million, $1.5 million and $3.4 million, respectively, of interest income from notes receivable, none of which was related party interest income. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.
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
In determining whether a joint venture or partnership is a variable interest entity, the Company considers: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including necessity of subordinated debt; estimates of future cash flows; ours and our partner’s ability to participate in the decision making related to acquisitions, disposition, budgeting and financing of the entity; obligation to absorb losses and preferential returns; nature of our partner’s primary operations; and the degree, if any, of disproportionality between the economic and voting interests of the entity. As of December 31, 2016, the Company did not determine any of our joint ventures or partnerships to be variable interest entities.
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
DECEMBER 31, 2016

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
Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of December 31, 2016 and 2015, UDR’s net deferred tax asset was $0.6 million and $11.8 million, respectively.
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
UDR had no material unrecognized tax benefit, accrued interest or penalties at December 31, 2016. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2013 through 2015 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax benefit/(provision), net on the Consolidated Statements of Operations.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

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
Stock-Based Employee Compensation Plans
The Company measures the cost of employee services received in exchange for an award of an equity instrument based on the award’s fair value on the grant date and recognizes the cost over the period during which the employee is required to provide service in exchange for the award, which is generally the vesting period. The fair value for stock options issued by the Company is calculated utilizing the Black-Scholes-Merton formula. For performance based awards, the Company remeasures the fair value each balance sheet date with adjustments made on a cumulative basis until the award is settled and the final compensation is known. The fair value for market based awards issued by the Company is calculated utilizing a Monte Carlo simulation. For further discussion, see Note 10, Employee Benefit Plans.
Advertising Costs
All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item Property operating and maintenance. During the years ended December 31, 2016, 2015, and 2014, total advertising expense was $6.4 million, $6.4 million, and $6.0 million, respectively.
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
Comprehensive Income/(Loss)
Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the years ended December 31, 2016, 2015, and 2014, the Company's other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 14, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the years ended December 31, 2016, 2015, and 2014 was $0.1 million, $(0.3) million, and $(0.1) million, respectively.
Use of Estimates

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

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
Market Concentration Risk
The Company is subject to increased exposure from economic and other competitive factors specific to markets where the Company holds a significant percentage of the carrying value of its real estate portfolio. At December 31, 2016, the Company held greater than 10% of the carrying value of its real estate portfolio in the Orange County, California; Metropolitan D.C. and New York, New York markets.
3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
Effective January 1, 2014, UDR prospectively adopted ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, for all communities not previously sold or classified as held for disposition. The standard had a material impact on the Company’s consolidated financial statements. As a result of adopting the ASU, during the years ended December 31, 2016, 2015 and 2014, gains, net of tax, of $210.9 million, $251.7 million and $142.5 million (excluding a $1.1 million gain related to the sale of land) respectively, are included in Gain/(loss) on sale of real estate owned, net of tax on the Consolidated Statements of Operations rather than in Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations.
Prior to the prospective adoption of ASU 2014-08, FASB Accounting Standards Codification ("ASC") Subtopic 205-20 required, among other things, that the primary assets and liabilities and the results of operations of UDR’s real properties that have been sold or are held for disposition, be classified as discontinued operations and segregated in UDR’s Consolidated Statements of Operations and Consolidated Balance Sheets. Consequently, the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition prior to January 1, 2014 are accounted for as discontinued operations for all periods presented. This presentation does not have an impact on net income available to common stockholders; it only results in the reclassification of the operating results within the Consolidated Statements of Operations for the period ended December 31, 2014.
During 2014, the Company sold one operating property that was classified as held for disposition prior to the adoption of ASU 2014-08 and, therefore, met the requirements to be reported as a discontinued operation. The sale of this property resulted in an immaterial gain, net of tax, of less than $0.1 million. The gain, net of tax, and operating results of the property for the year ended December 31, 2014 are included in Income/(loss) from discontinued operations, net of tax on the Consolidated Statements of Operations.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

The following is a summary of Income/(loss) from discontinued operations, net of tax for the years ended December 31, 2016, 2015, and 2014 (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Rental income	$—	$—	$147
Rental expenses	—	—	225
Property management	—	—	4
Real estate depreciation	—	—	—
Interest income and other (income)/expense, net	—	—	21
Income/(loss) attributable to disposed properties and assets held for disposition	—	—	(103)
Net gain/(loss) on the sale of depreciable property	—	—	75
Impairment charges	—	—	—
Income tax benefit/(provision)	—	—	38
Income/(loss) from discontinued operations, net of tax	$—	$—	$10

Income/(loss) from discontinued operations attributable to UDR, Inc.	$—	$—	$10

4. REAL ESTATE OWNED
Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. As of December 31, 2016, the Company owned and consolidated 127 communities in 10 states plus the District of Columbia totaling 39,454 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016	December 31, 2015
Land	$1,801,576	$1,833,156
Depreciable property — held and used:
Land improvements	178,701	173,821
Building, improvements, and furniture, fixtures and equipment	7,291,570	7,046,622
Under development:
Land and land improvements	111,028	78,085
Building, improvements, and furniture, fixtures and equipment	231,254	45,987
Real estate held for disposition:
Land and land improvements	1,104	9,963
Building, improvements, and furniture, fixtures and equipment	520	2,642
Real estate owned	9,615,753	9,190,276
Accumulated depreciation	(2,923,625)	(2,646,874)
Real estate owned, net	$6,692,128	$6,543,402
Acquisitions

In November 2016, the Company acquired an operating community in Redmond, Washington with 177 apartment homes for approximately $70.5 million, which was funded with tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986 (“Section 1031 exchanges”).

In October 2016, the Company increased its ownership from 50% to 100% in two operating communities located in Bellevue, Washington with a total of 331 apartment homes for approximately $70.3 million in cash, which was funded with tax-deferred Section 1031 exchanges and the assumption of an incremental $37.9 million of secured debt with a weighted average interest rate of 3.67%. As a result, the Company consolidated the operating communities. The Company had previously

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

accounted for its 50% ownership interest as an unconsolidated joint venture (see Note 6, Joint Ventures and Partnerships). We accounted for the acquisition as a business combination resulting in a gain on consolidation of approximately $36.4 million. As a result of the consolidation, the Company increased its real estate owned by $215.0 million and secured debt by $80.0 million.

In August 2016, the Company increased its ownership interest from 5% to 100% in a parcel of land in Dublin, California for a purchase price of approximately $8.5 million. As a result, the Company consolidated the parcel of land. UDR had previously accounted for its 5% interest in the parcel of land as an unconsolidated joint venture (see Note 6, Joint Ventures and Partnerships). We accounted for the consolidation as an asset acquisition resulting in no gain or loss upon consolidation and increased our real estate owned by $8.9 million.

In June 2016, the Company increased its ownership interest from 50% to 100% in a parcel of land in Los Angeles, California for a purchase price of approximately $20.1 million. As a result, the Company consolidated the parcel of land. UDR had previously accounted for its 50% interest in the parcel of land as an unconsolidated joint venture (see Note 6, Joint Ventures and Partnerships). We accounted for the consolidation as an asset acquisition resulting in no gain or loss upon consolidation and increased our real estate owned by $31.1 million. Subsequent to the acquisition, the Company entered into a triple-net operating ground lease for the parcel of land at market terms with a third-party developer. The lessee plans to construct a multi-family community on the parcel of land. The ground lease provides the ground lessee with options to buy the fee interest in the parcel of land. The lease term is 49 years plus two 25-year extension options, does not transfer ownership to the lessee, and does not include a bargain purchase option.
In October 2015, the Company completed the acquisition of six Washington, D.C. area properties from Home Properties, L.P., a New York limited partnership (“Home OP”), for a contractual purchase price of $900.6 million, which was comprised of $564.8 million of newly issued DownREIT Units in the newly formed DownREIT Partnership issued at $35 per unit (a total of 16.1 million units), the assumption of $89.3 million of debt, $221.0 million of reverse tax-deferred Section 1031 exchanges, and $25.5 million of cash. In addition, the Company issued approximately 14.0 million shares of its Series F Preferred Stock to former limited partners of Home OP, which had the right to subscribe for one share of Series F Preferred Stock for each DownREIT Unit issued in connection with the acquisitions.

In February 2015, the Company acquired an office building in Highlands Ranch, Colorado, for consideration of approximately $24.0 million, which was comprised of assumed debt. The Company’s corporate offices, as well as other leased office space, are located in the acquired building. The building consists of approximately 120,000 square feet. All existing leases were assumed by the Company at the time of the acquisition.

On January 25, 2017, the Company exercised its fixed price option to purchase the joint venture partner’s ownership interest and therefore increased its ownership interest from 49% to 100% in an operating community located in Seattle, Washington with 244 apartment homes for a cash purchase price of approximately $66.0 million. As a result, as of January 25, 2017, the Company consolidated the operating community. As of December 31, 2106, the Company accounted for its 49% interest as a preferred equity investment in an unconsolidated joint venture (see Note 6, Joint Ventures and Partnerships).
The Company incurred $0.2 million, $2.1 million and $0.4 million of acquisition-related costs during the years ended December 31, 2016, 2015, and 2014, respectively. These expenses are reported within the line item General and administrative on the Consolidated Statements of Operations.

Dispositions

In November 2016, the Company sold seven operating communities with a total 1,402 apartment homes in Baltimore, Maryland and an operating community with 380 apartment homes in Dallas, Texas for gross proceeds of $284.6 million, resulting in net proceeds of $280.5 million and a gain, net of tax, of $200.5 million. A portion of the proceeds was designated for tax-deferred Section 1031 exchanges that was used for certain 2016 acquisitions.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

In May 2016, the Company sold a retail center in Bellevue, Washington for gross proceeds of $45.4 million, resulting in net proceeds of $44.1 million and a gain, net of tax, of $7.3 million. A portion of the proceeds was designated for tax-deferred Section 1031 exchanges.

In March 2016, the Company sold its 95% ownership interest in two parcels of land in Santa Monica, California for gross proceeds of $24.0 million, resulting in net proceeds of $22.0 million and a gain, net of tax, of $3.1 million.

During the year ended December 31, 2015, the Company sold 12 operating communities with a total of 2,735 apartment homes for gross proceeds of $408.7 million, resulting in net proceeds of $387.7 million and a gain of $251.7 million. A portion of the sale proceeds was designated for tax-deferred Section 1031 exchanges for a 2014 acquisition and the October 2015 acquisitions.

5. VARIABLE INTEREST ENTITIES

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

6. JOINT VENTURES AND PARTNERSHIPS
UDR has entered into joint ventures and partnerships with unrelated third parties to acquire real estate assets that are either consolidated and included in Real estate owned on the Consolidated Balance Sheets or are accounted for under the equity method of accounting, and are included in Investment in and advances to unconsolidated joint ventures, net, on the Consolidated Balance Sheets. The Company consolidates the entities that we control as well as any variable interest entity where we are the primary beneficiary. In addition, the Company consolidates any joint venture or partnership in which we are the general partner or managing partner and the third party does not have the ability to substantively participate in the decision-making process nor the ability to remove us as general partner or managing partner without cause.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of December 31, 2016 and 2015 (dollars in thousands):

Joint Venture	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at	UDR’s Ownership Interest
December 31, 2016	December 31, 2016	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Operating and development:
UDR/MetLife I (a)	Los Angeles, CA	1 development community (b)	150	$25,209	$15,894	50.0%	17.2%
UDR/MetLife II (c)	Various	18 operating communities	4,059	311,282	425,230	50.0%	50.0%
Other UDR/MetLife Development Joint Ventures (d)	1 operating community;
Various	4 development communities (b)	1,437	160,979	171,659	50.6%	50.6%
UDR/MetLife Vitruvian Park®	Addison, TX	3 operating communities;
1 development community (b);
5 land parcels	1,513	72,414	73,469	50.0%	50.0%
UDR/KFH	Washington, D.C.	3 operating communities	660	12,835	17,211	30.0%	30.0%
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment and preferred equity investment	$582,719	$703,463

Investment at	Income from investments for the years ending December 31,
Location	Rate	Years To Maturity	December 31, 2016	December 31, 2015	2016	2015	2014
Participating loan investment:
Steele Creek	Denver, CO	6.5%	0.6	$94,003	$90,747	$6,213	$5,453	$2,350

Preferred equity investment:
West Coast Development Joint Venture (e)	Various	6.5% (e)	N/A	150,303	144,696	$4,561	$3,692	$—
Total investment in and advances to unconsolidated joint ventures, net	$827,025	$938,906

(a)
In August 2016, the Company increased its ownership interest from 5% to 100% in a parcel of land in Dublin, California for a purchase price of approximately $8.5 million. As a result, the Company consolidated the parcel of land and it is no longer accounted for as an unconsolidated joint venture (see Note 4, Real Estate Owned). The parcel of land was previously held in the UDR/MetLife I joint venture.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

In August 2016, the Company sold its 3% and 6% interests in two parcels of land located in Los Angeles, California and Bellevue, Washington, respectively, to MetLife for a sales price of approximately $3.0 million, resulting in a loss on sale to the Company of approximately $0.9 million. The parcels of land were previously held in the UDR/MetLife I joint venture and are no longer accounted for as unconsolidated joint ventures.

(b)
The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes. As of December 31, 2016, 736 apartment homes had been completed in Other UDR/MetLife Development Joint Ventures, and no apartment homes had been completed in UDR/MetLife I or in UDR/MetLife Vitruvian Park®.

(c)
In September 2015, the 717 Olympic community, which is owned by the UDR/MetLife II joint venture, experienced extensive water damage due to a ruptured water pipe. For the years ended December 31, 2016 and 2015, the Company recorded casualty-related charges/(recoveries) of $(3.8) million and $2.5 million, respectively, its proportionate share of the total charges/(recoveries) recognized.

In September 2016, the UDR/MetLife II joint venture sold an operating community located in Dallas, Texas with 252 apartment homes for a sales price of approximately $74.7 million, resulting in a gain of approximately $11.3 million for the Company.
In October 2016, the Company increased its ownership from 50% to 100% in two operating communities located in Bellevue, Washington with a total of 331 apartment homes for a cash purchase price of approximately $70.3 million in cash and the assumption of an incremental $37.9 million of secured debt with a weighted average interest rate of 3.67%. As a result, the Company consolidated the operating communities and they are no longer accounted for as unconsolidated joint ventures (see Note 4, Real Estate Owned). The operating communities were previously held in the UDR/MetLife II joint venture.

(d)
In June 2016, the Company increased its ownership interest from 50% to 100% in a parcel of land in Los Angeles, California for a purchase price of approximately $20.1 million. As a result, the Company consolidated the parcel of land and it is no longer accounted for as an unconsolidated joint venture (see Note 4, Real Estate Owned). The parcel of land was previously held in Other/UDR MetLife Development Joint Ventures.

(e)
As of December 31, 2016, construction was completed on four of the five communities held by the West Coast Development Joint Venture and two of the five communities had achieved stabilization, which, for purposes of the joint venture, is defined as when a community reaches 80% occupancy for 90 consecutive days. Upon stabilization, income and expense are shared based on each partner's ownership percentage and the Company no longer receives a 6.5% preferred return on its investment in the stabilized community. The remaining three communities have not achieved stabilization and the Company continues to receive a 6.5% preferred return on its investment in those communities.

The Company will serve as property manager and be paid a management fee during the lease-up phase and subsequent operation of each of the communities. The joint venture partner is the general partner of the joint venture and the developer of the communities.
The Company has a fixed price option to acquire the remaining interest in each community beginning one year after completion. If the options are exercised for all five communities, the Company’s total purchase price will be $597.4 million. In the event the Company does not exercise its options to purchase at least two communities, the joint venture partner will be entitled to earn a contingent disposition fee equal to 6.5% return on its implied equity in the communities not acquired. The joint venture partner is providing certain guaranties and there are construction loans on all five communities. Once completed, the five communities will contain 1,533 homes.
The Company has concluded it does not control the joint venture and accounts for it under the equity method of accounting. The Company's recorded equity investment in the West Coast Development Joint Venture at December 31, 2016 and 2015 of $150.3 million and $144.7 million, respectively, is inclusive of outside basis costs and our accrued but unpaid preferred return. During the the year ended December 31, 2016, the Company earned a preferred return of $4.6 million. During the year ended December 31, 2015, the Company earned a preferred return of $5.2 million, offset by its share of the West Coast Development Joint Venture transaction expenses of $1.5 million.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

On January 25, 2017, the Company exercised its fixed price option to purchase the joint venture partner’s ownership interest and therefore increased its ownership interest from 49% to 100% in an operating community located in Seattle, Washington with 244 apartment homes for a cash purchase price of approximately $66.0 million. As a result, as of January 25, 2017, the Company consolidated the operating community and it is no longer accounted for as an unconsolidated joint venture (see Note 4, Real Estate Owned). The operating community was one of the five communities held by the West Coast Development Joint Venture as of December 31, 2016.
As of December 31, 2016 and 2015, the Company had deferred fees and deferred profit of $9.5 million and $6.8 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.
The Company recognized $11.3 million of management fees during each of the years ended December 31, 2016, 2015, and 2014, respectively, for our management of the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.
The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund development, acquisitions or operations.
We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decrease in the value of its other investments in unconsolidated joint ventures or partnerships during the years ended December 31, 2016, 2015, and 2014.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

Condensed summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share), is presented below for the years ended December 31, 2016, 2015, and 2014 (dollars in thousands):

As of and For the Year Ended December 31, 2016	UDR/MetLife I	UDR/MetLife II	Other UDR/MetLife Development Joint Ventures	UDR/MetLife Vitruvian Park®	UDR/KFH	Total
Condensed Statements of Operations:
Total revenues	$278	$169,175	$18,090	$22,916	$19,997	$230,456
Property operating expenses	552	52,322	11,655	11,730	7,828	84,087
Real estate depreciation and amortization	52	46,135	16,353	6,835	14,444	83,819
Operating income/(loss)	(326)	70,718	(9,918)	4,351	(2,275)	62,550
Interest expense	—	(51,173)	(6,164)	(5,095)	(5,369)	(67,801)
Gain/(loss) on the sale of real estate	(375)	34,201	—	—	—	33,826
Net income/(loss)	$(701)	$53,746	$(16,082)	$(744)	$(7,644)	$28,575
UDR income/(loss) from unconsolidated entities	$(461)	$56,895	$1,696	$(3,603)	$(2,293)	$52,234

Condensed Balance Sheets:
Total real estate, net	$50,656	$1,672,842	$698,694	$270,770	$208,105	$2,901,067
Cash and cash equivalents	1,940	13,272	8,991	7,012	1,288	32,503
Other assets	1,641	11,370	2,744	2,266	1,026	19,047
Total assets	54,237	1,697,484	710,429	280,048	210,419	2,952,617
Amount due to/(from) UDR	155	(4,711)	3,082	1,566	429	521
Third party debt, net	—	1,128,379	375,597	124,716	165,687	1,794,379
Accounts payable and accrued liabilities	5,211	19,996	32,484	7,303	1,397	66,391
Total liabilities	5,366	1,143,664	411,163	133,585	167,513	1,861,291
Total equity	$48,871	$553,820	$299,266	$146,463	$42,906	$1,091,326
UDR’s investment in and advances to unconsolidated joint ventures, net	$25,208	$311,282	$405,286	$72,414	$12,835	$827,025

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

As of and For the Year Ended December 31, 2015	UDR/MetLife I	UDR/MetLife II	Other UDR/MetLife Development Joint Ventures	UDR/MetLife Vitruvian Park®	UDR/KFH	Texas	Total
Condensed Statements of Operations:
Total revenues	$541	$170,062	$7,634	$22,139	$19,338	$—	$219,714
Property operating expenses	906	63,516	3,826	11,519	7,733	—	87,500
Real estate depreciation and amortization	818	46,616	6,897	6,639	14,522	—	75,492
Operating income/(loss)	(1,183)	59,930	(3,089)	3,981	(2,917)	—	56,722
Interest expense	—	(52,037)	(2,566)	(4,848)	(5,539)	—	(64,990)
Income/(loss) from discontinued operations	(20)	—	—	—	—	184,138	184,118
Net income/(loss)	$(1,203)	$7,893	$(5,655)	$(867)	$(8,456)	$184,138	$175,850
UDR income/(loss) from unconsolidated entities	$(513)	$3,578	$6,088	$(3,711)	$(2,537)	$59,424	$62,329

Condensed Balance Sheets:
Total real estate, net	$92,915	$1,942,630	$604,611	$273,897	$221,704	$—	$3,135,757
Cash and cash equivalents	1,202	20,767	5,996	7,185	1,320	10	36,480
Other assets	174	24,914	1,921	2,317	565	—	29,891
Total assets	94,291	1,988,311	612,528	283,399	223,589	10	3,202,128
Amount due to/(from) UDR	2	—	5,929	908	427	—	7,266
Third party debt, net	—	1,122,662	201,114	126,388	164,299	—	1,614,463
Accounts payable and accrued liabilities	395	24,244	62,267	7,137	1,480	—	95,523
Total liabilities	397	1,146,906	269,310	134,433	166,206	—	1,717,252
Total equity	$93,894	$841,405	$343,218	$148,966	$57,383	$10	$1,484,876
UDR’s investment in and advances to unconsolidated joint ventures, net	$15,894	$425,230	$407,102	$73,469	$17,211	$—	$938,906

For the Year Ended December 31, 2014	UDR/MetLife I	UDR/MetLife II	Other UDR/MetLife Development Joint Ventures	UDR/MetLife Vitruvian Park®	UDR/KFH	Texas	Total
Condensed Statements of Operations:
Total revenues	$727	$152,047	$1,579	$19,376	$19,724	$—	$193,453
Property operating expenses	618	52,150	1,122	10,711	7,498	—	72,099
Real estate depreciation and amortization	2,130	41,504	3,959	7,380	14,426	—	69,399
Operating income/(loss)	(2,021)	58,393	(3,502)	1,285	(2,200)	—	51,955
Interest expense	—	(48,493)	(94)	(4,131)	(5,873)	—	(58,591)
Income/(loss) from discontinued operations	(31,802)	—	—	—	—	(4,229)	(36,031)
Net income/(loss)	$(33,823)	$9,900	$(3,596)	$(2,846)	$(8,073)	$(4,229)	$(42,667)
UDR income/(loss) from unconsolidated entities	$(2,955)	$2,814	$576	$(4,068)	$(2,601)	$(772)	$(7,006)

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at December 31, 2016 and 2015 (dollars in thousands):

	Principal Outstanding		For the Year Ended December 31, 2016
			Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
	December 31,
	2016	2015
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$402,996	$442,617	4.04%	6.3	7
Fannie Mae credit facilities (b)	355,836	514,462	5.06%	2.8	10
Deferred financing costs	(2,681)	(4,278)
Total fixed rate secured debt, net	756,151	952,801	4.53%	4.7	17
Variable Rate Debt
Mortgage notes payable (c)	—	31,337	—%	—	—
Tax-exempt secured notes payable (d)	94,700	94,700	1.39%	6.2	2
Fannie Mae credit facilities (b)	280,946	299,378	2.13%	3.2	7
Deferred financing costs	(939)	(1,271)
Total variable rate secured debt, net	374,707	424,144	1.95%	4.0	9
Total Secured Debt, net	1,130,858	1,376,945	3.66%	4.4	26

Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facilities due January 2020 (e) (j)	—	150,000	1.37%	3.1
Borrowings outstanding under unsecured working capital credit facility due January 2019 (f)	21,350	—	1.67%	2.0
Term Loan Facility due January 2021 (e) (j)	35,000	35,000	1.56%	4.1
Fixed Rate Debt
5.25% Medium-Term Notes due January 2016 (g)	—	83,260	—%	—
6.21% Medium-Term Notes due July 2016 (g)	—	12,091	—%	—
4.25% Medium-Term Notes due June 2018 (net of discounts of $608 and $1,037, respectively) (j)	299,392	298,963	4.25%	1.4
3.70% Medium-Term Notes due October 2020 (net of discounts of $30 and $38, respectively) (j)	299,970	299,962	3.70%	3.8
2.23% Term Loan Facility due January 2021 (e) (j)	315,000	315,000	2.23%	4.1
4.63% Medium-Term Notes due January 2022 (net of discounts of $1,805 and $2,164, respectively) (j)	398,195	397,836	4.63%	5.0
3.75% Medium-Term Notes due July 2024 (net of discounts of $782 and $886, respectively) (j)	299,218	299,114	3.75%	7.5
8.50% Debentures due September 2024	15,644	15,644	8.50%	7.7
4.00% Medium-Term Notes due October 2025 (net of discount of $602 and $671, respectively) (h) (j)	299,398	299,329	4.00%	8.8
2.95% Medium-Term Notes due September 2026 (i) (j)	300,000	—	2.95%	9.7
Other	21	24
Deferred financing costs	(12,568)	(12,373)
Total Unsecured Debt, net	2,270,620	2,193,850	3.73%	5.7
Total Debt, net	$3,401,478	$3,570,795	3.79%	5.3
For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of December 31, 2016, secured debt encumbered $2.1 billion or 21.5% of UDR’s total real estate owned based upon gross book value ($7.5 billion or 78.5% of UDR’s real estate owned based on gross book value is unencumbered).
(a) At December 31, 2016, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from May 2019 through November 2026 and carry interest rates ranging from 3.15% to 5.86%.
On November 1, 2016, the Company entered into a $25.0 million fixed rate mortgage note due November 5, 2026 with an interest rate of 3.15%. Interest is payable monthly.
On June 1, 2016, the Company entered into a $25.0 million fixed rate mortgage note due June 5, 2026 with an interest rate of 3.35%. Interest is payable monthly.
The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the life of the underlying debt instrument. In October 2016, the Company assumed debt with a fair market value of $80.0 million, inclusive of a $4.2 million fair market value adjustment, as part of our acquisition of two operating communities in Bellevue, Washington, as described in Note 4, Real Estate Owned.
During the years ended December 31, 2016, 2015, and 2014, the Company had $2.9 million, $5.3 million, and $5.1 million, respectively, of amortization on the fair market adjustment of debt assumed in the acquisition of properties, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $11.2 million and $10.0 million at December 31, 2016 and 2015, respectively.
(b) UDR has three secured credit facilities with Fannie Mae with an aggregate commitment of $636.8 million at December 31, 2016. The Fannie Mae credit facilities mature at various dates from May 2017 through July 2023 and bear interest at floating and fixed rates. At December 31, 2016, $355.8 million of the outstanding balance was fixed and had a weighted average interest rate of 5.06% and the remaining balance of $280.9 million had a weighted average variable interest rate of 2.13%. The Company prepaid a portion of the secured credit facility due in May 2017 with a portion of the proceeds from the notes offering in August 2016, as described in (i) below.
Further information related to these credit facilities is as follows (dollars in thousands):

	December 31, 2016	December 31, 2015
Borrowings outstanding	$636,782	$813,840
Weighted average borrowings during the period ended	737,802	822,521
Maximum daily borrowings during the period ended	813,544	834,003
Weighted average interest rate during the period ended	3.9%	4.0%
Weighted average interest rate at the end of the period	3.8%	3.9%
(c) In July 2016, the Company paid off the $31.3 million variable rate mortgage note payable with borrowings under its $1.1 billion unsecured revolving credit facility.
(d) The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature on August 2019 and March 2032. Interest on these notes is payable in monthly installments. The variable rate mortgage notes have interest rates ranging from 1.33% to 1.42% as of December 31, 2016.

(e) The Company has a $1.1 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million senior unsecured term loan facility (the “Term Loan Facility”). The credit agreement for these facilities (the "Credit Agreement") allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan Facility to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions, including obtaining commitments from any one or more lenders. The Revolving Credit Facility has a scheduled maturity date

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

of January 31, 2020, with two six-month extension options, subject to certain conditions. The Term Loan Facility has a scheduled maturity date of January 29, 2021.

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

The following is a summary of short-term bank borrowings under UDR’s revolving credit facility at December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016	December 31, 2015
Total revolving credit facility	$1,100,000	$1,100,000
Borrowings outstanding at end of period (1)	—	150,000
Weighted average daily borrowings during the period ended	161,505	353,647
Maximum daily borrowings during the period ended	340,000	541,500
Weighted average interest rate during the period ended	1.4%	1.1%
Interest rate at end of the period	—%	1.2%
(1) Excludes $2.9 million and $2.3 million of letters of credit at December 31, 2016 and 2015, respectively.

(f) The Company has a working capital credit facility, which provides for a $75 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 1, 2019. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to LIBOR plus a margin of 90 basis points. Depending on the Company’s credit rating, the margin ranges from 85 to 155 basis points.

In July 2016, the Company amended the working capital credit facility to increase the maximum borrowing capacity from $30 million to $75 million. The scheduled maturity date and interest rate were unchanged by the amendment.

The following is a summary of short-term bank borrowings under UDR’s working capital credit facility at December 31, 2016 and December 31, 2015 (dollars in thousands):

	December 31, 2016	December 31, 2015
Total revolving credit facility	$75,000	$30,000
Borrowings outstanding at end of period	21,350	—
Weighted average daily borrowings during the period ended	21,936	—
Maximum daily borrowings during the period ended	69,633	—
Weighted average interest rate during the period ended	1.4%	—%
Interest rate at end of the period	1.7%	—%

(g) Paid off at maturity with borrowings under the Company’s $1.1 billion unsecured revolving credit facility.

(h) The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $200 million of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 4.55%.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

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

(j) The Operating Partnership is a guarantor of the debt.

The aggregate maturities, including amortizing principal payments of secured and unsecured debt, of total debt for the next ten years subsequent to December 31, 2016 are as follows (dollars in thousands):

Year	Total Fixed Secured Debt	Total Variable Secured Debt	Total Secured Debt	Total Unsecured Debt	Total Debt
2017	$4,433	$46,568	$51,001	$—	$51,001
2018	74,637	137,969	212,606	300,000	512,606
2019	249,395	67,700	317,095	21,350	338,445
2020	198,076	—	198,076	300,000	498,076
2021	1,117	—	1,117	350,000	351,117
2022	1,157	—	1,157	400,000	401,157
2023	41,245	96,409	137,654	—	137,654
2024	—	—	—	315,644	315,644
2025	127,600	—	127,600	300,000	427,600
2026	50,000	—	50,000	300,000	350,000
Thereafter	—	27,000	27,000	—	27,000
Subtotal	747,660	375,646	1,123,306	2,286,994	3,410,300
Non-cash (a)	8,491	(939)	7,552	(16,374)	(8,822)
Total	$756,151	$374,707	$1,130,858	$2,270,620	$3,401,478
(a) Includes the unamortized balance of fair market value adjustments, premiums/discounts, deferred hedge gains, and deferred financing costs. For the years ended December 31, 2016 and 2015, the Company amortized $4.5 million and $7.0 million, respectively, of deferred financing costs into Interest expense.
We were in compliance with the covenants of our debt instruments at December 31, 2016.
On January 23, 2017, the Company entered into an unsecured commercial paper note program. Under the terms of the program, the Company may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding of $500 million. The notes are sold under customary terms in the United States commercial paper note market and rank pari passu with all of the Company’s other unsecured senior indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. The Company intends to use the commercial paper program as an alternative funding source for amounts that would have otherwise been outstanding on the revolving credit facility and intends to manage the use of the commercial paper program so that the maximum combined amount outstanding under the commercial paper program and the revolving credit facility will not exceed the maximum borrowings permitted under the credit facility of $1.1 billion. As of February 17, 2017, the Company had issued $120.0 million of commercial paper notes, for one month terms, at a weighted average annualized rate of 1.16%.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

8. INCOME/(LOSS) PER SHARE
The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Numerator for income/(loss) per share:
Income/(loss) from continuing operations	$109,529	$105,482	$16,260
Gain/(loss) on sale of real estate owned, net of tax	210,851	251,677	143,572
(Income)/loss from continuing operations attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(27,282)	(16,773)	(5,511)
(Income)/loss from continuing operations attributable to noncontrolling interests	(380)	(3)	3
Income/(loss) from continuing operations attributable to UDR, Inc.	292,718	340,383	154,324
Distributions to preferred stockholders - Series E (Convertible)	(3,717)	(3,722)	(3,724)
Income/(loss) from continuing operations attributable to common stockholders - basic	289,001	336,661	150,600
Dilutive distributions to preferred stockholders - Series E (Convertible)	—	3,722	—
Income/(loss) from continuing operations attributable to common stockholders - diluted	$289,001	$340,383	$150,600

Income/(loss) from discontinued operations, net of tax	$—	$—	$10
(Income)/loss from discontinued operations attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	—	—	—
Income/(loss) from discontinued operations attributable to common stockholders	$—	$—	$10

Net income/(loss) attributable to common stockholders	$289,001	$336,661	$150,610

Denominator for income/(loss) per share - basic and diluted:
Weighted average common shares outstanding	266,211	259,873	252,707
Non-vested restricted stock awards	(825)	(1,204)	(1,179)
Denominator for income/(loss) per share - basic	265,386	258,669	251,528
Incremental shares issuable from assumed conversion of dilutive preferred stock, stock options, unvested LTIP Units and unvested restricted stock	1,925	5,083	1,917
Denominator for income/(loss) per share - diluted	267,311	263,752	253,445

Income/(loss) per weighted average common share - basic:
Income/(loss) from continuing operations attributable to common stockholders	$1.09	$1.30	$0.60
Income/(loss) from discontinued operations attributable to common stockholders	—	—	—
Net income/(loss) attributable to common stockholders	$1.09	$1.30	$0.60

Income/(loss) per weighted average common share - diluted:
Income/(loss) from continuing operations attributable to common stockholders	$1.08	$1.29	$0.59
Income/(loss) from discontinued operations attributable to common stockholders	—	—	—
Net income/(loss) attributable to common stockholders	$1.08	$1.29	$0.59

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”) and unvested restricted stock. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods.
For the year ended December 31, 2016, the Company’s stock options and unvested restricted stock were dilutive. The effect of the conversion of the OP Units, DownREIT Units, LTIP Units and the Company’s Series E preferred stock was not dilutive, and therefore not included in the above calculations.
For the year ended December 31, 2015, the Company’s Series E preferred stock, stock options and unvested restricted stock were dilutive. The effect of the conversion of the OP Units and DownREIT Units was not dilutive, and therefore not included in the above calculations.
For the year ended December 31, 2014, the Company’s stock options and unvested restricted stock were dilutive for purposes of calculating income/(loss) per share. The effect of the conversion of the OP Units and the Company’s Series E preferred stock were not dilutive, and therefore not included in the above calculations.

The following table sets forth the additional shares of common stock outstanding by equity instrument if converted to common stock for each of the years ended December 31, 2016, 2015, and 2014 (shares in thousands):

	Year Ended December 31,
	2016	2015	2014
OP/DownREIT Units	25,130	12,947	9,247
Preferred Stock	3,028	3,032	3,036
Stock options, unvested LTIP Units and unvested restricted stock	1,925	2,051	1,917

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

9. STOCKHOLDERS’ EQUITY
UDR has an effective registration statement that allows the Company to sell an undetermined number of debt and equity securities as defined in the prospectus. The Company has the ability to issue 350,000,000 shares of common stock and 50,000,000 shares of preferred shares as of December 31, 2016.
The following table presents the changes in the Company’s issued and outstanding shares of common and preferred stock for the years ended December 31, 2016, 2015 and 2014:

	Common Stock	Preferred Stock
		Series E	Series F
Balance at December 31, 2013	250,749,665	2,803,812	2,464,183
Issuance/(forfeiture) of common and restricted shares, net	801,054	—	—
Issuance of common shares through public offering	3,410,433	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	153,451	—	—
Balance at December 31, 2014	255,114,603	2,803,812	2,464,183
Issuance/(forfeiture) of common and restricted shares, net	270,628	—	—
Issuance of common shares through public offering	6,339,636	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	112,174	—	—
Conversion of Series E Cumulative Convertible shares	7,480	(6,909)	—
Issuance of Series F shares	—	—	13,988,313
Balance at December 31, 2015	261,844,521	2,796,903	16,452,496
Issuance/(forfeiture) of common and restricted shares, net	154,656	—	—
Issuance of common shares through public offering	5,000,000	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	4,685	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the DownREIT Partnership	255,607	—	—
Forfeiture of Series F shares	—	—	(255,607)
Balance at December 31, 2016	267,259,469	2,796,903	16,196,889
Common Stock
The company has an equity distribution agreement which allows it from time to time, through its sales agents, to offer and sell up to 20,000,000 shares of its common stock. Sales of such shares will be made by means of ordinary brokers’ transactions on the NYSE at market prices. As of December 31, 2016, 13,078,931 shares were available for sale under the continuous equity program.
During the year ended December 31, 2016, the Company entered into the following equity transactions for our common stock:

•	Sold 5,000,000 shares of common stock through a public offering at a weighted average price per share of $34.73, for aggregate gross proceeds of approximately $173.7 million.

•	Issued 447,744 shares of common stock through the Company’s 1999 Long-Term Incentive Plan (the “LTIP”);

•	Converted 4,685 OP Units into Company common stock; and

•	Converted 255,607 DownREIT Units into Company common stock, resulting in the forfeiture of the same number of Series F Preferred Shares.
Distributions are subject to the approval of the Board of Directors and are dependent upon our strategy, financial condition and operating results. UDR’s common distributions for the years ended December 31, 2016, 2015, and 2014 totaled $1.18, $1.11, and $1.04 per share, respectively.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

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
Distributions declared on the Series E for the years ended December 31, 2016, 2015, and 2014 were $1.33 per share. The Series E is not listed on any exchange. At December 31, 2016 and 2015, a total of 2,796,903 shares of the Series E were outstanding.
UDR is authorized to issue up to 20,000,000 shares of the Series F Preferred Stock (“Series F”). The Series F may be purchased by holders of OP Units and DownREIT Units, at a purchase price of $0.0001 per share. OP/DownREIT Unitholders are entitled to subscribe for and purchase one share of UDR’s Series F for each OP/DownREIT Unit held. In connection with the acquisition of the six properties from Home OP and the formation of the DownREIT Partnership in October 2015, the Company issued 13,988,313 Series F shares to former limited partners of the Home OP, which had the right to subscribe for one share of Series F for each DownREIT Unit issued in connection with the acquisitions. During the year ended December 31, 2016, 255,607 of the Series F shares were forfeited upon the conversion of DownREIT Units into Company common stock. There were no conversions during the year ended December 31, 2015.
At December 31, 2016 and 2015, a total of 16,196,889 and 16,452,496 shares, respectively, of the Series F were outstanding with an aggregate purchase value of $1,620 and $1,645, respectively. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to dividends or any other rights, privileges or preferences.
Distribution Reinvestment and Stock Purchase Plan
UDR’s Distribution Reinvestment and Stock Purchase Plan (the “Stock Purchase Plan”) allows common and preferred stockholders the opportunity to purchase, through the reinvestment of cash dividends, additional shares of UDR’s common stock. From inception through December 31, 2008, shareholders have elected to utilize the Stock Purchase Plan to reinvest their distribution for the equivalent of 9,957,233 shares of Company common stock. Shares in the amount of 10,963,730 were reserved for issuance under the Stock Purchase Plan as of December 31, 2016. During the year ended December 31, 2016, UDR acquired all shares issued through the open market.

10. EMPLOYEE BENEFIT PLANS
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
During the year ended December 31, 2015, the LTIP was amended to set forth the terms of new classes of partnership interests in the Operating Partnership designated as LTIP Units. LTIP Units are designed to qualify as “profits interests” in the Operating Partnership for federal income tax purposes, meaning that initially they are not economically equivalent in value to a share of our common stock, but over time can increase in value to one-for-one parity with common stock by operation of special tax rules applicable to profits interests. Until and unless such parity is reached, the value that an executive will realize for a given number of vested LTIP units is less than the value of an equal number of shares of our common stock.
As of December 31, 2016, 19,000,000 shares were reserved on an unadjusted basis for issuance upon the grant or exercise of awards under the LTIP. As of December 31, 2016, there were 9,192,402 common shares available for issuance under the LTIP.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

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
A summary of UDR’s stock option and restricted stock activities during the year ended December 31, 2016 is as follows:

	Option Outstanding		Option Exercisable		Restricted Stock
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of shares	Weighted Average Fair Value Per Restricted Stock
Balance, December 31, 2015	2,234,963	$12.65	2,234,963	$12.65	800,376	$30.40
Granted	—	—	—	—	447,744	35.54
Exercised	—	—	—	—	—	—
Vested	—	—	—	—	(492,776)	28.29
Forfeited	—	—	—	—	(109,377)	32.51
Balance, December 31, 2016	2,234,963	$12.65	2,234,963	$12.65	645,967	$35.12

As of December 31, 2016, the Company had issued 5,640,619 shares of restricted stock under the LTIP.
Stock Option Plan
UDR has granted stock options to our employees, subject to certain conditions. Each stock option is exercisable into one common share.
There is no remaining compensation cost related to unvested stock options as of December 31, 2016.
During the year ended December 31, 2016, no stock options were exercised.
The weighted average remaining contractual life on all options outstanding as of December 31, 2016 is 1.9 years. 1,830,672 of share options had exercise prices at $10.06 and 404,291 of share options had exercise prices at $24.38.
During the years ended December 31, 2016, 2015, and 2014, respectively, we did not recognize any net compensation expense related to outstanding stock options.
Restricted Stock Awards
Restricted stock awards are granted to Company employees, officers, and directors. The restricted stock awards are valued based upon the closing sales price of UDR common stock on the date of grant. Compensation expense is recorded under the straight-line method over the vesting period, which is generally three to four years. Restricted stock awards earn dividends payable in cash. Some of the restricted stock grants are based on the Company’s performance and are subject to adjustment during the initial one year performance period. For the years ended December 31, 2016, 2015, and 2014, we recognized $3.4 million, $3.2 million, and $4.2 million of compensation expense, net of capitalization, related to the amortization of restricted stock awards, respectively. The total remaining compensation cost on unvested restricted stock awards was $3.7 million and had a weighted average remaining contractual life of 1.8 years as of December 31, 2016.
Long-Term Incentive Compensation

In January 2016, certain officers of the Company were awarded either a restricted stock grant or an LTIP Unit grant, or a combination of both, under the 2016 Long-Term Incentive Program (“2016 LTI”). For both restricted stock grants and LTIP

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

Unit grants, one-third of the 2016 LTI award is based upon FFO as Adjusted over a one-year period and will vest fifty percent on the one-year anniversary and fifty percent on the two-year anniversary of the end of the performance period. The remaining two-thirds of the 2016 LTI award is based on Total Shareholder Return (“TSR”) as measured relative to comparable apartment REITs over a three-year period and will vest 100% at the end of the three-year performance period. The portion of the restricted stock grant based upon FFO as Adjusted was valued based upon the closing sales price of UDR common stock on the date of grant or $36.97 per share. Because LTIP Units are granted at the maximum potential payout and there is uncertainty associated with an LTIP Unit reaching parity with the value of a share of UDR common stock, the portion of the LTIP Unit grant based upon FFO as Adjusted was valued at $16.64 per unit on the grant date, inclusive of a 10% discount. The portion of the restricted stock grant based upon TSR was valued at $41.22 per share on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 21.8%. The portion of the LTIP Unit grant based upon TSR was valued at $19.15 per unit on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 21.8%.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

For the years ended December 31, 2016, 2015, and 2014, we recognized $10.0 million, $14.8 million and $9.8 million, respectively, of compensation expense, net of capitalization, related to the amortization of the awards. The total remaining compensation cost on unvested LTI awards was $6.5 million and had a weighted average remaining contractual life of 1.1 years as of December 31, 2016.
Profit Sharing Plan
Our profit sharing plan (the “Plan”) is a defined contribution plan covering all eligible full-time employees. Under the Plan, UDR makes discretionary profit sharing and matching contributions to the Plan as determined by the Compensation Committee of the Board of Directors. Aggregate provisions for contributions, both matching and discretionary, which are included in UDR’s Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014, was $1.3 million, $1.1 million, and $0.9 million, respectively.

11. INCOME TAXES
For 2016, 2015, and 2014, UDR believes that we have complied with the REIT requirements specified in the Code. As such, the REIT would generally not be subject to federal income taxes.
For income tax purposes, distributions paid to common stockholders may consist of ordinary income, qualified dividends, capital gains, unrecaptured section 1250 gains, return of capital, or a combination thereof. Distributions that exceed our current and accumulated earnings and profits constitute a return of capital rather than taxable income and reduce the stockholder’s basis in their common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the common shares, it generally will be treated as a gain from the sale or exchange of that stockholder’s common shares. Taxable distributions paid per common share were taxable as follows for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31,
	2016	2015	2014
Ordinary income	$0.708	$0.595	$0.695
Qualified ordinary income	—	—	0.139
Long-term capital gain	0.309	0.329	0.105
Unrecaptured section 1250 gain	0.145	0.168	0.076
Total	$1.162	$1.092	$1.015

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

We have a TRS that is subject to federal and state income taxes. A TRS is a C-corporation which has not elected REIT status and as such is subject to United States federal and state income tax. The components of the provision for income taxes are as follows for the years ended December 31, 2016, 2015, and 2014 (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Income tax (benefit)/provision
Current
Federal	$69	$29	$147
State	372	871	550
Total current	441	900	697
Deferred
Federal	9,814	(4,173)	20,138
State	1,319	(613)	5,159
Total deferred	11,133	(4,786)	25,297
Total income tax (benefit)/provision	$11,574	$(3,886)	$25,994
Classification of income tax (benefit)/provision:
Continuing operations	$(3,774)	$(3,886)	$(15,098)
Gain/(loss) on sale of real estate owned	15,348	—	41,087
Discontinued operations	—	—	5
Deferred income taxes are provided for the change in temporary differences between the basis of certain assets and liabilities for financial reporting purposes and income tax reporting purposes. The expected future tax rates are based upon enacted tax laws. The components of our TRS deferred tax assets and liabilities are as follows for the years ended December 31, 2016, 2015, and 2014 (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Deferred tax assets:
Federal and state tax attributes	$536	$2,227	$—
Book/tax depreciation	—	9,016	6,692
Construction capitalization differences	—	—	75
Other	190	707	401
Total deferred tax assets	726	11,950	7,168
Valuation allowance	(6)	(81)	—
Net deferred tax assets	720	11,869	7,168
Deferred tax liabilities:
Other	(92)	(107)	(192)
Total deferred tax liabilities	(92)	(107)	(192)
Net deferred tax asset	$628	$11,762	$6,976

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

Income tax benefit/(provision), net differed from the amounts computed by applying the U.S. statutory rate of 35% to pretax income/(loss) for the years ended December 31, 2016, 2015, and 2014 as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Income tax (benefit)/provision
U.S. federal income tax (benefit)/provision	$12,577	$(4,383)	$28,819
State income tax provision	1,370	442	2,678
Other items	134	(26)	(137)
Conversion of certain TRS entities to REITs	(2,436)	—	(5,770)
Valuation allowance	(71)	81	404
Total income tax (benefit)/provision	$11,574	$(3,886)	$25,994
As of December 31, 2016, the Company had federal net operating loss carryovers (“NOL”) of $22.2 million expiring in 2032 through 2035 and state NOLs of $68.6 million expiring in 2020 through 2032. A portion of these attributes are still available to the subsidiary REITs, but are carried at a zero effective tax rate.

For the year ended December 31, 2016, Tax benefit/(provision), net decreased $0.1 million as compared to 2015. The decrease was primarily attributable to a one-time tax benefit of $2.4 million in 2016 related to the conversion of certain taxable REIT subsidiary entities into REITs, offset by an increase in the NOI of properties in the TRS. Additionally, Gain/(loss) on sale of real estate owned, net of tax included approximately $15.3 million of tax provision.
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
The Company evaluates our tax position using a two-step process. First, we determine whether a tax position is more likely than not (greater than 50 percent probability) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company will then determine the amount of benefit to recognize and record the amount of the benefit that is more likely than not to be realized upon ultimate settlement. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax benefit/(provision), net. As of December 31, 2016 and 2015, UDR has no material unrecognized income tax benefits/(provisions).
The Company files income tax returns in federal and various state and local jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local income tax examination by tax authorities for years prior to 2012. The tax years 2013 through 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject.
12. NONCONTROLLING INTERESTS
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
Limited partners of the Operating Partnership and the DownREIT Partnership have the right to require such partnership to redeem all or a portion of the OP Units/DownREIT Units held by the limited partner at a redemption price equal to and in the form of the Cash Amount (as defined in the partnership agreement of the Operating Partnership or the DownREIT Partnership, as applicable), provided that such OP Units/DownREIT Units have been outstanding for at least one year, subject to certain exceptions. UDR, as the general partner of the Operating Partnership and the DownREIT Partnership may, in its sole discretion, purchase the OP Units/DownREIT Units by paying to the limited partner either the Cash Amount or the REIT Share

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

Amount (generally one share of Common Stock of the Company for each OP Unit/DownREIT Unit), as defined in the partnership agreement of the Operating Partnership or the DownREIT Partnership, as applicable. Accordingly, the Company records the OP Units/DownREIT Units outside of permanent equity and reports the OP Units/DownREIT Units at their redemption value using the Company’s stock price at each balance sheet date.

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,
	2016	2015
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, beginning of year	$946,436	$282,480
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(24,735)	102,703
DownREIT Units issued for real estate, net	—	563,836
Conversion of OP Units/DownREIT Units to Common Stock	(9,526)	(3,817)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	27,282	16,773
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(30,077)	(15,231)
Allocation of other comprehensive income/(loss)	102	(308)
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, end of year	$909,482	$946,436

The following sets forth net income/(loss) attributable to common stockholders and transfers from redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following periods (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income/(loss) attributable to common stockholders	$289,001	$336,661	$150,610
Conversion of OP Units/DownREIT Units to UDR Common Stock	9,526	3,817	4,372
Change in equity from net income/(loss) attributable to common stockholders and conversion of OP units and DownREIT Units to UDR Common Stock	$298,527	$340,478	$154,982
Noncontrolling Interests
Noncontrolling interests represent interests of unrelated partners and unvested LTIP Units in certain consolidated affiliates, and is presented as part of equity in the Consolidated Balance Sheets since these interests are not redeemable. During the years ended December 31, 2016, 2015, and 2014, Net (income)/loss attributable to noncontrolling interests was $(0.4) million, less than $(0.1) million, and less than $0.1 million, respectively.
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
DECEMBER 31, 2016

13. FAIR VALUE OF DERIVATIVES AND FINANCIAL INSTRUMENTS
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

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of December 31, 2016 and 2015 are summarized as follows (dollars in thousands):

			Fair Value at December 31, 2016, Using
	Total Carrying Amount in Statement of Financial Position at December 31, 2016	Fair Value Estimate at December 31, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Notes receivable (a)	$19,790	$19,645	$—	$—	$19,645
Derivatives - Interest rate contracts (b)	4,360	4,360	—	4,360	—
Total assets	$24,150	$24,005	$—	$4,360	$19,645

Derivatives - Interest rate contracts (b)	$413	$413	$—	$413	$—
Secured debt instruments - fixed rate: (c)
Mortgage notes payable	402,996	396,045	—	—	396,045
Fannie Mae credit facilities	355,836	365,693	—	—	365,693
Secured debt instruments- variable rate: (c)
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	280,946	280,946	—	—	280,946
Unsecured debt instruments (c):
Unsecured credit facilities	21,350	21,350	—	—	21,350
Senior unsecured notes	2,261,838	2,304,492	—	—	2,304,492
Total liabilities	$3,418,079	$3,463,639	$—	$413	$3,463,226

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (d)	$909,482	$909,482	$—	$909,482	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

			Fair Value at December 31, 2015, Using
	Total Carrying Amount in Statement of Financial Position at December 31, 2015	Fair Value Estimate at December 31, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Notes receivable (a)	$16,694	$16,938	$—	$—	$16,938
Derivatives- Interest rate contracts (b)	13	13	—	13	—
Total assets	$16,707	$16,951	$—	$13	$16,938

Derivatives- Interest rate contracts (b)	$2,112	$2,112	$—	$2,112	$—
Secured debt instruments- fixed rate: (c)
Mortgage notes payable	442,617	448,019	—	—	448,019
Fannie Mae credit facilities	514,462	539,050	—	—	539,050
Secured debt instruments- variable rate: (c)
Mortgage notes payable	31,337	31,337	—	—	31,337
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	299,378	299,378	—	—	299,378
Unsecured debt instruments: (c)
Unsecured credit facilities	150,000	150,000	—	—	150,000
Senior unsecured notes	2,056,223	2,108,687	—	—	2,108,687
Total liabilities	$3,590,829	$3,673,283	$—	$2,112	$3,671,171

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (d)	$946,436	$946,436	$—	$946,436	$—

(a)	See Note 2, Significant Accounting Policies.

(b)	See Note 14, Derivatives and Hedging Activity.

(c)	See Note 7, Secured Debt and Unsecured Debt, Net.

(d)	See Note 12, Noncontrolling Interests.

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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2016 and 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
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
Financial Instruments Not Carried at Fair Value
At December 31, 2016, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
We consider various factors to determine if a decrease in the value of our investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary decrease in the value of its investments in unconsolidated joint ventures during the years ended December 31, 2016, 2015, and 2014.
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
DECEMBER 31, 2016

14. DERIVATIVES AND HEDGING ACTIVITY
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2016, 2015, and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of fixed-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2016, the Company recorded no ineffectiveness to earnings. During the year ended December 31, 2015, the Company recognized a loss of less than $0.1 million reclassified from Accumulated OCI to Interest expense due to the de-designation of a cash flow hedge and recorded no other ineffectiveness to earnings. During the year ended December 31, 2014, the Company recorded a gain of less than $0.1 million of ineffectiveness in earnings attributable to a timing difference between the derivative and the hedged item.
Amounts reported in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through December 31, 2017, the Company estimates that an additional $1.7 million will be reclassified as an increase to interest expense.
As of December 31, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate swaps (a)	3	$315,000
Interest rate caps	2	$203,166

(a) The three interest rate swaps noted in the table above mature in January and April 2017. During 2016, the Company entered into four forward starting interest rate swaps, with an aggregate notional amount of $315.0 million, which mature in January 2020 and are effective in January and April 2017 upon the expiration of the three swaps that existed as of December 31, 2016.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of less than $0.1 million for the years ended December 31, 2016, 2015, and 2014.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

As of December 31, 2016, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	3	$133,107
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2016 and 2015 (dollars in thousands):

	Asset Derivatives (included in Other assets)		Liability Derivatives (included in Other liabilities)
	Fair Value at:		Fair Value at:
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate products	$4,359	$9	$413	$2,112

Derivatives not designated as hedging instruments:
Interest rate products	$1	$4	$—	$—
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Unrealized holding gain/(loss) Recognized in OCI (Effective Portion)			Gain/(Loss) Reclassified from Accumulated OCI into Interest expense (Effective Portion)			Gain/(Loss) Recognized in Interest expense (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Interest rate products	$3,514	$(6,393)	$(8,695)	$(3,657)	$(2,251)	$(4,834)	$—	$(11)	$3

	Gain/(Loss) Recognized in Interest income and other income/(expense), net
	Year ended December 31,
Derivatives Not Designated as Hedging Instruments	2016	2015	2014
Interest rate products	$(3)	$(23)	(4)
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
Certain of the Company’s agreements with its derivative counterparties contain provisions where, if there is a change in the Company’s financial condition that materially changes the Company’s creditworthiness in an adverse manner, the

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

Company may be required to fully collateralize its obligations under the derivative instrument. At December 31, 2016 and 2015, no cash collateral was posted or required to be posted by the Company or by a counterparty.
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
As of December 31, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.8 million. If the Company had breached any of these provisions at December 31, 2016, it may have been required to settle its obligations under the agreements at their termination value of $3.8 million.
Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions in the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of December 31, 2016 and December 31, 2015 (dollars in thousands):

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Cash Collateral Received
December 31, 2016	$4,360	$—	$4,360	$(221)	$—	$4,139

December 31, 2015	$13	$—	$13	$—	$—	$13

(a) Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (a)	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Cash Collateral Posted
December 31, 2016	$413	$—	$413	$(221)	$—	$192

December 31, 2015	$2,112	$—	$2,112	$—	$—	$2,112

(a) Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

15. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Company’s real estate commitments at December 31, 2016 (dollars in thousands):

	Number of Properties	Costs Incurred to Date (a)		Expected Costs to Complete (unaudited)		Average Ownership Stake
Wholly-owned — under development	2	$342,282	(b)	$366,218		100%
Wholly-owned — redevelopment	3	14,659	(b)	10,341		100%
Joint ventures:
Unconsolidated joint ventures	6	697,484		78,395	(c)	50%
Participating loan investments	1	94,003	(d)	—		0%
Preferred equity investments	1	26,529	(e)	—		48%
Total		$1,174,957		$454,954

(a) Represents 100% of project costs incurred as of December 31, 2016.

(b) Costs incurred as of December 31, 2016 include $23.3 million and $1.5 million of accrued fixed assets for development and redevelopment, respectively.

(c) Represents UDR’s proportionate share of expected remaining costs to complete the developments.

(d) Represents the participating loan balance funded as of December 31, 2016.

(e)	Represents UDR’s investment in the West Coast Development Joint Venture for the properties under development as of December 31, 2016.
Ground and Other Leases
UDR owns five communities which are subject to ground leases expiring between 2044 and 2103, including extension options. In addition, UDR is a lessee to various operating leases related to office space rented by the Company with expiration dates through 2021. Future minimum lease payments as of December 31, 2016 are as follows (dollars in thousands):

	Ground Leases (a)	Office Space
2017	$5,548	$179
2018	5,548	76
2019	5,548	76
2020	5,548	76
2021	5,548	32
Thereafter	334,604	—
Total	$362,344	$439

(a)
For purposes of our ground lease contracts, the Company uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a reset provision based on the communities appraised value or consumer price index but does not include a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term.

UDR incurred $5.5 million, $5.5 million, and $5.4 million of ground rent expense for the years ended December 31, 2016, 2015, and 2014, respectively. These costs are reported within the line item Other Operating Expenses on the Consolidated Statements of Operations. The Company incurred $0.3 million, $0.3 million, and $1.3 million of rent expense

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

related to office space for the years ended December 31, 2016, 2015, and 2014, respectively. These costs are included in General and Administrative on the Consolidated Statements of Operations. In February 2015, the Company acquired the office building in Highlands Ranch, Colorado, which housed its corporate offices it had previously leased. See Note 4, Real Estate Owned, for additional details.
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
16. REPORTABLE SEGMENTS
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
UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•
Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2015 and held as of December 31, 2016. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the years ended December 31, 2016, 2015, and 2014.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

The following table details rental income and NOI from continuing and discontinued operations for UDR’s reportable segments for the years ended December 31, 2016, 2015, and 2014, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. in the Consolidated Statements of Operations (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Reportable apartment home segment rental income
Same-Store Communities
West Region	$298,469	$278,602	$246,764
Mid-Atlantic Region	144,069	140,423	136,786
Northeast Region	130,285	124,478	115,981
Southeast Region	111,318	103,920	98,060
Southwest Region	41,273	39,166	37,139
Non-Mature Communities/Other	223,047	185,339	170,419
Total segment and consolidated rental income	$948,461	$871,928	$805,149

Reportable apartment home segment NOI
Same-Store Communities
West Region	$223,140	$207,137	$177,299
Mid-Atlantic Region	99,375	95,713	94,188
Northeast Region	93,083	89,039	82,110
Southeast Region	76,359	69,820	65,053
Southwest Region	25,600	24,407	22,830
Non-Mature Communities/Other	155,528	127,753	114,841
Total segment and consolidated NOI	673,085	613,869	556,321
Reconciling items:
Joint venture management and other fees	11,400	22,710	13,044
Property management	(26,083)	(23,978)	(22,142)
Other operating expenses	(7,649)	(9,708)	(8,271)
Real estate depreciation and amortization	(419,615)	(374,598)	(358,154)
General and administrative	(49,761)	(59,690)	(47,800)
Casualty-related recoveries/(charges), net	(732)	(2,335)	(541)
Other depreciation and amortization	(6,023)	(6,679)	(5,775)
Income/(loss) from unconsolidated entities	52,234	62,329	(7,006)
Interest expense	(123,031)	(121,875)	(130,454)
Interest income and other income/(expense), net	1,930	1,551	11,837
Tax benefit/(provision), net	3,774	3,886	15,136
Gain/(loss) on sale of real estate owned, net of tax	210,851	251,677	143,647
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(27,282)	(16,773)	(5,511)
Net (income)/loss attributable to noncontrolling interests	(380)	(3)	3
Net income/(loss) attributable to UDR, Inc.	$292,718	$340,383	$154,334

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

The following table details the assets of UDR’s reportable segments as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016	December 31, 2015
Reportable apartment home segment assets:
Same-Store Communities:
West Region	$2,752,900	$2,721,184
Mid-Atlantic Region	1,402,642	1,381,916
Northeast Region	1,634,988	1,621,555
Southeast Region	746,761	730,060
Southwest Region	283,260	276,306
Non-Mature Communities/Other	2,795,202	2,459,255
Total segment assets	9,615,753	9,190,276
Accumulated depreciation	(2,923,625)	(2,646,874)
Total segment assets — net book value	6,692,128	6,543,402
Reconciling items:
Cash and cash equivalents	2,112	6,742
Restricted cash	19,994	20,798
Notes receivable, net	19,790	16,694
Investment in and advances to unconsolidated joint ventures, net	827,025	938,906
Other assets	118,535	137,302
Total consolidated assets	$7,679,584	$7,663,844
Capital expenditures related to our Same-Store Communities totaled $84.8 million, $67.1 million, and $47.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. Capital expenditures related to our Non-Mature Communities/Other totaled $11.5 million, $18.1 million, and $15.7 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Markets included in the above geographic segments are as follows:

i.	West Region — Orange County, San Francisco, Seattle, Los Angeles, Monterey Peninsula, Other Southern California and Portland

ii.	Mid-Atlantic Region — Metropolitan D.C., Richmond and Baltimore

iii.	Northeast Region — New York and Boston

iv.	Southeast Region — Orlando, Nashville, Tampa and Other Florida

v.	Southwest Region — Dallas and Austin

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

17. UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA
Selected consolidated quarterly financial data for the years ended December 31, 2016 and 2015 is summarized in the table below (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2016
Rental income	$231,957	$236,168	$240,255	$240,081
Income/(loss) from continuing operations	8,534	12,249	29,466	59,280
Net income/(loss) attributable to common stockholders (a)	9,464	17,017	26,027	236,687
Income/(loss) attributable to common stockholders per weighted average common share (a):
Basic	$0.04	$0.06	$0.10	$0.89
Diluted	$0.04	$0.06	$0.10	$0.88
Weighted average number of common shares outstanding:
Basic	262,456	266,268	266,301	266,498
Diluted	264,285	268,174	268,305	271,551
2015
Rental income	$207,047	$212,764	$217,765	$234,352
Income/(loss) from continuing operations	76,417	10,842	13,695	4,528
Net income/(loss) attributable to common stockholders (a)	72,891	85,924	12,361	161,270
Income/(loss) attributable to common stockholders per weighted average common share (a):
Basic	$0.28	$0.33	$0.05	$0.62
Diluted	$0.28	$0.33	$0.05	$0.61
Weighted average number of common shares outstanding:
Basic	256,834	257,849	259,114	260,830
Diluted	258,662	262,806	261,207	266,108

(a)	Due to the quarterly pro-rata calculation of noncontrolling interest and rounding, the sum of the quarterly per share and/or dollar amounts may not equal the annual totals.

[This page is intentionally left blank.]

Report of Independent Registered Public Accounting Firm

The Partners
United Dominion Realty, L.P.

We have audited the accompanying consolidated balance sheets of United Dominion Realty, L.P. (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income/(loss), changes in capital, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Dominion Realty, L.P. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Denver, Colorado
February 21, 2017

UNITED DOMINION REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	December 31, 2016	December 31, 2015
ASSETS
Real estate owned:
Real estate held for investment	$3,674,704	$3,630,905
Less: accumulated depreciation	(1,408,815)	(1,281,258)
Total real estate owned, net of accumulated depreciation	2,265,889	2,349,647
Cash and cash equivalents	756	3,103
Restricted cash	11,694	11,344
Investment in unconsolidated entities	112,867	166,186
Other assets	24,329	24,528
Total assets	$2,415,535	$2,554,808

LIABILITIES AND CAPITAL
Liabilities:
Secured debt, net	$433,974	$475,964
Notes payable due to the General Partner	273,334	273,334
Real estate taxes payable	2,104	2,775
Accrued interest payable	1,410	1,550
Security deposits and prepaid rent	14,593	15,929
Distributions payable	54,192	50,962
Accounts payable, accrued expenses, and other liabilities	17,429	12,964
Total liabilities	797,036	833,478

Commitments and contingencies (Note 10)

Capital:
Partners’ capital:
General partner:
110,883 OP Units outstanding at December 31, 2016 and December 31, 2015	1,026	1,110
Limited partners:
183,167,815 OP Units outstanding at December 31, 2016 and December 31, 2015	1,577,289	1,712,415
Accumulated other comprehensive income/(loss), net	(113)	(113)
Total partners’ capital	1,578,202	1,713,412
Advances (to)/from the General Partner	19,659	(11,270)
Noncontrolling interests	20,638	19,188
Total capital	1,618,499	1,721,330
Total liabilities and capital	$2,415,535	$2,554,808
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Year Ended December 31,
	2016	2015	2014
REVENUES:
Rental income	$404,415	$440,408	$422,634

OPERATING EXPENSES:
Property operating and maintenance	65,562	75,373	75,211
Real estate taxes and insurance	41,732	47,438	47,110
Property management	11,122	12,111	11,622
Other operating expenses	6,059	5,923	5,172
Real estate depreciation and amortization	147,074	169,784	179,176
General and administrative	18,808	27,016	28,541
Casualty-related charges/(recoveries), net	484	843	541
Total operating expenses	290,841	338,488	347,373

Operating income	113,574	101,920	75,261

Income/(loss) from unconsolidated entities	(37,425)	(4,659)	—
Interest expense	(17,855)	(35,274)	(37,114)
Interest expense on note payable due to the General Partner	(12,212)	(5,047)	(4,603)
Income/(loss) from continuing operations	46,082	56,940	33,544
Gain/(loss) on sale of real estate owned	33,180	158,123	63,635
Net income/(loss)	79,262	215,063	97,179
Net (income)/loss attributable to noncontrolling interests	(1,444)	(1,762)	(952)
Net income/(loss) attributable to OP unitholders	$77,818	$213,301	$96,227

Net income/(loss) per weighted average OP Unit - basic and diluted:	$0.42	$1.16	$0.53

Weighted average OP Units outstanding - basic and diluted	183,279	183,279	183,279
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income/(loss)	$79,262	$215,063	$97,179
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(4)	(82)	(285)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	12	1,044	2,275
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	8	962	1,990
Comprehensive income/(loss)	79,270	216,025	99,169
Comprehensive (income)/loss attributable to noncontrolling interests	(1,444)	(1,762)	(952)
Comprehensive income/(loss) attributable to OP unitholders	$77,826	$214,263	$98,217
See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(In thousands)

	Class A Limited Partner	Limited Partners and LTIP Units	UDR, Inc.		Accumulated Other Comprehensive Income/(Loss), net	Total Partners’ Capital	Advances (to)/from the General Partner	Noncontrolling Interests
			Limited Partner	General Partner					Total
Balance at December 31, 2013	$40,902	$176,695	$1,580,239	$1,163	$(3,065)	$1,795,934	$(9,916)	$17,079	$1,803,097
Net income/(loss)	920	3,938	91,311	58	—	96,227	—	952	97,179
Distributions	(2,328)	(7,789)	(180,917)	(116)	—	(191,150)	—	—	(191,150)
OP Unit redemptions for common shares of UDR	—	(4,371)	4,371	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	14,493	60,020	(74,513)	—	—	—	—	—	—
Other comprehensive income/(loss)	—	—	—	—	1,990	1,990	—	—	1,990
Net change in advances (to)/from the General Partner	—	—	—	—	—	—	23,540	(605)	22,935
Balance at December 31, 2014	53,987	228,493	1,420,491	1,105	(1,075)	1,703,001	13,624	17,426	1,734,051
Net income/(loss)	2,201	8,515	202,456	129	—	213,301	—	1,762	215,063
Distributions	(2,328)	(8,138)	(193,262)	(124)	—	(203,852)	—	—	(203,852)
OP Unit redemptions for common shares of UDR	—	(3,816)	3,816	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	10,549	43,427	(53,976)	—	—	—	—	—	—
Unrealized gain on derivative financial investments	—	—	—	—	962	962	—	—	962
Net change in advances (to)/from the General Partner	—	—	—	—	—	—	(24,894)	—	(24,894)
Balance at December 31, 2015	64,409	268,481	1,379,525	1,110	(113)	1,713,412	(11,270)	19,188	1,721,330
Net income/(loss)	743	3,099	73,928	48	—	77,818	—	1,444	79,262
Distributions	(2,328)	(8,831)	(205,472)	(132)	—	(216,763)	—	—	(216,763)
OP Unit redemptions for common shares of UDR	—	(175)	175	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	1,077	3,619	(4,696)	—	—	—	—	—	—
Long-Term Incentive Plan Unit grants	—	3,735	—	—	—	3,735	—	—	3,735
Unrealized gain on derivative financial investments	—	—	—	—	—	—	—	6	6
Net change in advances (to)/from the General Partner	—	—	—	—	—	—	30,929	—	30,929
Balance at December 31, 2016	$63,901	$269,928	$1,243,460	$1,026	$(113)	$1,578,202	$19,659	$20,638	$1,618,499
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating Activities
Net income/(loss)	$79,262	$215,063	$97,179
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	147,074	169,784	179,176
(Gain)/loss on sale of real estate owned	(33,180)	(158,123)	(63,635)
(Income)/loss from unconsolidated entities	37,425	4,659	—
Other	1,769	606	2,497
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(3,510)	385	(1,756)
Increase/(decrease) in operating liabilities	(158)	(5,609)	(5,429)
Net cash provided by/(used in) operating activities	228,682	226,765	208,032

Investing Activities
Acquisition of real estate assets	—	(141,424)	—
Proceeds from sales of real estate investments, net	44,553	232,728	47,922
Development of real estate assets	—	(6,280)	(47,220)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(69,993)	(61,441)	(47,352)
Distributions received from unconsolidated entities	15,894	—	—
Net cash provided by/(used in) investing activities	(9,546)	23,583	(46,650)

Financing Activities
Advances (to)/from the General Partner, net	(180,391)	(232,764)	(153,751)
Proceeds from the issuance of secured debt	—	184,638	5,909
Payments on secured debt	(30,322)	(189,244)	(4,995)
Distributions paid to partnership unitholders	(10,770)	(10,367)	(9,929)
Payments of financing costs	—	(10)	(11)
Net cash provided by/(used in) financing activities	(221,483)	(247,747)	(162,777)
Net increase/(decrease) in cash and cash equivalents	(2,347)	2,601	(1,395)
Cash and cash equivalents, beginning of year	3,103	502	1,897
Cash and cash equivalents, end of year	$756	$3,103	$502

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$22,922	$44,881	$44,629
Non-cash transactions:
Non-cash transactions associated with contribution to DownREIT Partnership:
Real estate owned, net of accumulated depreciation	—	405,116	—
Investment in DownREIT Partnership	—	174,822	—
Secured debt, net	—	228,390	—
Reallocation of credit facilities debt from the General Partner	12,292	17,557	—
Development costs and capital expenditures incurred but not yet paid	5,098	3,118	7,254
LTIP Unit grants	3,735	—	—
Dividends declared but not yet paid	54,192	50,962	47,788
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

1. CONSOLIDATION AND BASIS OF PRESENTATION
United Dominion Realty, L.P. (“UDR, L.P.,” the “Operating Partnership,” “we” or “our”) is a Delaware limited partnership that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the years ended December 31, 2016, 2015, and 2014, rental revenues of the Operating Partnership represented 43%, 51%, and 52%, respectively, of the General Partner’s consolidated rental revenues. At December 31, 2016, the Operating Partnership’s apartment portfolio consisted of 54 communities located in 14 markets consisting of 16,698 apartment homes.
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
As of December 31, 2016, there were 183,278,698 OP Units outstanding, of which 174,230,084 or 95.1% were owned by UDR and affiliated entities and 9,048,614 or 4.9% were owned by non-affiliated limited partners. There were 183,278,698 OP Units outstanding as of December 31, 2015, of which 174,225,399 or 95.1% were owned by UDR and affiliated entities and 9,053,299 or 4.9% were owned by non-affiliated limited partners.
As sole general partner of the Operating Partnership, UDR owned all 110,883 general partner OP units or 0.1% of the total OP Units outstanding as of December 31, 2016 and 2015. At December 31, 2016 and 2015, there were 183,167,815 limited partner OP Units outstanding, of which 1,873,332 were Class A Limited Partnership Units. Of the limited partner OP Units outstanding, UDR owned 174,119,201 or 95.1% and 174,114,516 or 95.1% at December 31, 2016 and 2015, respectively. The remaining 9,048,614 or 4.9% and 9,053,299 or 4.9% of the limited partner OP Units outstanding were held by non-affiliated partners at December 31, 2016 and 2015, respectively, of which 1,751,671 were Class A Limited Partnership units. See Note 9, Capital Structure.
The Operating Partnership evaluated subsequent events through the date its financial statements were issued. No recognized or non-recognized subsequent events were noted.

2. SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The ASU changes the definition of a business to assist entities with evaluating whether a set of transfered assets is a business. As a result, the accounting for acquisitions of real estate could be impacted. The updated standard will be effective for the Operating Partnership on January 1, 2018; early adoption is permitted. The ASU will be applied prospectively to any transactions occurring within the period of adoption. The Operating Partnership expects that the updated standard will result in fewer acquisitions of real estate meeting the definition of a business and fewer acquisition-related costs being expensed in the period incurred.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. The ASU addresses the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The updated standard will be effective for the Operating Partnership on January 1, 2018 and must be applied retrospectively to all periods presented; early adoption is permitted. The Operating Partnership does not expect the updated standard to have a material impact on the consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The ASU addresses specific cash flow items with the objective of reducing existing diversity in practice, including the treatment of distributions received from equity method investees. The updated standard will be effective

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

for the Operating Partnership on January 1, 2018 and must be applied retrospectively to all periods presented; early adoption is permitted. The Operating Partnership elected to early adopt ASU 2016-15 in 2016. The adoption did not have an impact on the Operating Partnership’s consolidated financial statements and related disclosures.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods, but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparable period presented, with an option to elect certain transition relief. Full retrospective application is prohibited. The standard will be effective for the Operating Partnership on January 1, 2019, with early adoption permitted. While the Operating Partnership is currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures, we expect to recognize right-of-use assets and related lease liabilities on our consolidated balance sheets related to ground leases on any communities where we are the lessee.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, including industry-specific revenue guidance. The standard specifically excludes lease contracts. The ASU allows for the use of either the full or modified retrospective transition method and will be effective for the Operating Partnership on January 1, 2018, at which time the Operating Partnership expects to adopt the updated standard using the modified retrospective approach. However, as the majority of the Operating Partnership’s revenue is from rental income related to leases, the Operating Partnership does not expect the ASU to have a material impact on the consolidated financial statements and related disclosures.
Real Estate
Real estate assets held for investment are carried at historical cost and consist of land, buildings and improvements, furniture, fixtures and equipment and other costs incurred during their development, acquisition and redevelopment.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

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
Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Operating Partnership capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the years ended December 31, 2016, 2015, and 2014 were $0.6 million, $0.7 million, and $2.0 million, respectively. During the years ended December 31, 2016, 2015, and 2014, total interest capitalized was $0.2 million, $0.2 million, and $2.9 million, respectively. As each home in a capital project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization on the related portion and depreciation commences over the estimated useful life.
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
DECEMBER 31, 2016

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
Derivative Financial Instruments
The General Partner utilizes derivative financial instruments to manage interest rate risk and generally designates these financial instruments as cash flow hedges. Derivative financial instruments associated with the Operating Partnership’s allocation of the General Partner’s debt are recorded on our Consolidated Balance Sheets as either an asset or liability and measured quarterly at their fair value. The changes in fair value for the General Partner’s cash flow hedges allocated to the Operating Partnership that are deemed effective are reflected in other comprehensive income/(loss) and for non-designated derivative financial instruments in earnings. The ineffective component of cash flow hedges, if any, is recorded in earnings.
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
DECEMBER 31, 2016

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
We record sales of real estate that do not meet the definition of a discontinued operation in Gain/(loss) on sale of real estate owned on the Consolidated Statements of Operations.
Allocation of General and Administrative Expenses
The Operating Partnership is charged directly for general and administrative expenses it incurs. The Operating Partnership is also charged with other general and administrative expenses that have been allocated by the General Partner to each of its subsidiaries, including the Operating Partnership, based on reasonably anticipated benefits to the parties. (See Note 6, Related Party Transactions.)
Advertising Costs
All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item Property operating and maintenance. During the years ended December 31, 2016, 2015, and 2014, total advertising expense from continuing and discontinued operations was $2.2 million, $2.4 million, and $2.5 million, respectively.
Comprehensive Income/(Loss)
Comprehensive income/(loss), which is defined as the change in capital during each period from transactions and other events and circumstances from nonowner sources, including all changes in capital during a period except for those resulting from investments by or distributions to unitholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the years ended December 31, 2016, 2015, and 2014, the Operating Partnership’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges and (gain)/loss reclassified from other comprehensive income/(loss) into earnings. The (gain)/loss reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 8, Derivatives and Hedging Activity, for further discussion.
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
Market Concentration Risk

The Operating Partnership is subject to increased exposure from economic and other competitive factors specific to those markets where it holds a significant percentage of the carrying value of its real estate portfolio at December 31, 2016, the Operating Partnership held greater than 10% of the carrying value of its real estate portfolio in the Orange County, California; San Francisco, California; Metropolitan D.C. and New York, New York markets.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

3. REAL ESTATE OWNED
Real estate assets owned by the Operating Partnership consists of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. At December 31, 2016, the Operating Partnership owned and consolidated 54 communities in eight states plus the District of Columbia totaling 16,698 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016	December 31, 2015
Land	$836,644	$833,300
Depreciable property — held and used:
Buildings, improvements, and furniture, fixtures and equipment	2,838,060	2,797,605
Real estate owned	3,674,704	3,630,905
Accumulated depreciation	(1,408,815)	(1,281,258)
Real estate owned, net	$2,265,889	$2,349,647

Acquisitions
The Operating Partnership did not have any acquisitions during the year ended December 31, 2016.
In October 2015, the Operating Partnership acquired one community in Alexandria, Virginia with 421 apartment homes for a purchase price of $142.0 million, which was funded with reverse tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986 (“Section 1031 exchanges”). The Operating Partnership performed a valuation analysis of the fair market value of the assets and liabilities of the acquired community as of the acquisition date.
Dispositions

During the year ended December 31, 2016, the Operating Partnership sold two operating communities in Baltimore, Maryland with a total of 276 apartment homes for gross proceeds of $45.3 million, resulting in net proceeds of $44.6 million and a gain, net of tax, of $33.2 million.
In connection with the formation of the DownREIT Partnership in October 2015, the Operating Partnership contributed seven operating communities to the DownREIT Partnership. The Operating Partnership recorded its contribution to the DownREIT Partnership at book value and consequently deferred a gain of $296.4 million. As a result of the contribution, the Operating Partnership gave up its controlling interest and deconsolidated the seven operating communities.  The Operating Partnership accounts for its investment in the DownREIT Partnership under the equity method of accounting as described in Note 4, Unconsolidated Entities.

During the year ended December 31, 2015, the Operating Partnership sold five operating communities with a total of 1,149 apartment homes for gross proceeds of $250.9 million, resulting in net proceeds of $232.4 million and a gain of $133.5 million. A portion of the sale proceeds was designated for tax-deferred Section 1031 exchanges for the October 2015 acquisition described above. Additionally, the Operating Partnership recognized a gain of $24.6 million, which was previously deferred, in connection with the sale of the communities held by the Texas joint venture in January 2015.

4. UNCONSOLIDATED ENTITIES
In October 2015, in connection with the acquisition of four properties from Home Properties, L.P., UDR, Inc., as the sole general partner and a limited partner, and the Operating Partnership, as limited partner, entered into the Agreement of Limited Partnership (the “Partnership Agreement”) of the DownREIT Partnership. As of December 31, 2016, UDR, Inc. and the Operating Partnership owned approximately 9.3% and 41.6%, respectively, of the DownREIT Units, which they received in exchange for their contribution of properties to the DownREIT Partnership and cash of $25.5 million.
As the sole general partner of the DownREIT Partnership, UDR, Inc. has full, complete and exclusive discretion to manage and control the business of the DownREIT Partnership and to make all decisions affecting the business and assets of the DownREIT Partnership, subject to certain protective limitations set forth in the Partnership Agreement. The limited partners

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

have no power to remove UDR, Inc. as the general partner of the DownREIT Partnership. The DownREIT Partnership is structured to make distributions in respect of DownREIT Units that will be equivalent to the distributions made to holders of UDR, Inc.’s common stock. Subject to certain terms and conditions set forth in the Partnership Agreement, limited partners in the DownREIT Partnership (other than UDR, Inc. and its affiliates) have the right, commencing one year after the date of issuance, to tender their DownREIT Units for redemption for cash or, at UDR Inc.’s election, for shares of its common stock on a one-for-one basis (subject to the anti-dilution adjustments provided in the Partnership Agreement).
The DownREIT Partnership is accounted for by the Operating Partnership under the equity method of accounting and is included in Investment in unconsolidated entities on the Consolidated Balance Sheets. The communities that were contributed to the DownREIT Partnership by the Operating Partnership were deconsolidated by the Operating Partnership upon contribution. See Note 3, Real Estate Owned, for the impact of the deconsolidation on the Consolidated Balance Sheets.
The Operating Partnership recognizes earnings or losses from its investments in unconsolidated entities consisting of our proportionate share of the net earnings or losses of the partnership in accordance with the Partnership Agreement.
As of December 31, 2016, the DownREIT Partnership owned 13 communities with 6,261 apartment homes. The Operating Partnership’s investment in the DownREIT Partnership was $112.9 million and $166.2 million as of December 31, 2016 and 2015, respectively.
Financial statements required under Rule 3-09 of Regulation S-X for the DownREIT Partnership are included as Exhibit 99.1 to this report.

5. DEBT, NET
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of December 31, 2016 and 2015 (dollars in thousands):

	Principal Outstanding		For the Year Ended December 31, 2016
	December 31,		Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
	2016	2015
Fixed Rate Debt
Mortgage notes payable	$—	$30,132	—%	—	—
Fannie Mae credit facilities	244,912	250,828	5.05%	2.8	7
Deferred financing costs	(1,070)	(1,627)
Total fixed rate secured debt, net	243,842	279,333	5.05%	2.8	7
Variable Rate Debt
Tax-exempt secured note payable	27,000	27,000	1.33%	15.2	1
Fannie Mae credit facilities	163,637	170,203	2.32%	3.8	3
Deferred financing costs	(505)	(572)
Total variable rate secured debt, net	190,132	196,631	2.18%	5.4	4
Total secured debt, net	$433,974	$475,964	3.94%	4.0	11

As of December 31, 2016, an aggregate commitment of $408.5 million of the General Partner's secured credit facilities with Fannie Mae was allocated to the Operating Partnership based on the ownership of the assets securing the debt. The entire commitment was outstanding at December 31, 2016. The portions of the Fannie Mae credit facilities allocated to the Operating Partnership mature at various dates from December 2018 through July 2023 and bear interest at floating and fixed rates. At December 31, 2016, $244.9 million of the outstanding balance was fixed and had a weighted average interest rate of 5.05% and the remaining balance of $163.6 million on these facilities had a weighted average variable interest rate of 2.32%. The

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

following information relates to the credit facilities allocated to the Operating Partnership (dollars in thousands):

	December 31, 2016	December 31, 2015
Borrowings outstanding	$408,549	$421,031
Weighted average borrowings during the period ended	414,759	425,522
Maximum daily borrowings during the period ended	421,001	431,462
Weighted average interest rate during the period ended	3.9%	3.8%
Interest rate at the end of the period	4.0%	3.8%
The Operating Partnership may from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The Operating Partnership did not have any unamortized fair value adjustments associated with the fixed rate debt instruments on the Operating Partnership’s properties.
Fixed Rate Debt
At December 31, 2016, the General Partner had borrowings against its fixed rate facilities of $355.8 million, of which $244.9 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of December 31, 2016, the fixed rate Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average fixed interest rate of 5.05%.
Variable Rate Debt
Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures in March 2032. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 1.33% as of December 31, 2016.
Secured credit facilities. At December 31, 2016, the General Partner had borrowings against its variable rate facilities of $280.9 million, of which $163.6 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of December 31, 2016, the variable rate borrowings under the Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average floating interest rate of 2.32%.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

The aggregate maturities of the Operating Partnership’s secured debt due during each of the next ten calendar years subsequent to December 31, 2016 are as follows (dollars in thousands):

	Fixed	Variable
	Secured Credit Facilities	Tax-Exempt Secured Notes Payable	Secured Credit Facilities	Total
2017	$—	$—	$—	$—
2018	48,872	—	96,327	145,199
2019	133,204	—	—	133,204
2020	62,836	—	—	62,836
2021	—	—	—	—
2022	—	—	—	—
2023	—	—	67,310	67,310
2024	—	—	—	—
2025	—	—	—	—
2026	—	—	—	—
Thereafter	—	27,000	—	27,000
Subtotal	244,912	27,000	163,637	435,549
Non-cash (a)	(1,070)	(86)	(419)	(1,575)
Total	$243,842	$26,914	$163,218	$433,974

(a)
Includes the unamortized balance of fair market value adjustments, premiums/discounts, deferred hedge gains, and deferred financing costs. For the years ended December 31, 2016 and 2015, the Operating Partnership amortized $0.6 million and $1.3 million, respectively, of deferred financing costs into Interest expense.

Guarantor on Unsecured Debt
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, $300 million of medium-term notes due June 2018, $300 million of medium-term notes due October 2020, a $350 million term loan facility due January 2021, $400 million of medium-term notes due January 2022, $300 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025 and $300 million of medium-term notes due September 2026. As of December 31, 2016 and 2015, the outstanding balance under the unsecured revolving credit facility was $0.0 and $150.0 million, respectively.
On January 23, 2017, the General Partner entered into an unsecured commercial paper note program. Under the terms of the program, the General Partner may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding of $500 million. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of February 17, 2017, the Company had issued $120.0 million of commercial paper notes, for one month terms, at a weighted average annualized rate of 1.16%.
6. RELATED PARTY TRANSACTIONS
Advances (To)/From the General Partner
The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had net Advances (to)/from the General Partner of $19.7 million and $(11.3) million at December 31, 2016 and 2015, respectively, which is reflected as increases/(decreases) of capital on the Consolidated Balance Sheets.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

Allocation of General and Administrative Expenses
The General Partner shares various general and administrative costs, employees and other overhead costs with the Operating Partnership including legal assistance, acquisitions analysis, marketing, human resources, IT, accounting, rent, supplies and advertising, and allocates these costs to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on the reasonably anticipated benefits to the parties. During the years ended December 31, 2016, 2015, and 2014, the general and administrative expenses allocated to the Operating Partnership by UDR were $15.4 million, $21.0 million, and $27.4 million, respectively, and are included in General and administrative on the Consolidated Statements of Operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.
During the years ended December 31, 2016 and 2015, the Operating Partnership reimbursed the General Partner $14.5 million and $17.7 million, respectively, for shared services related to corporate level property management costs incurred by the General Partner. In lieu of these shared cost reimbursements, during 2014, the Operating Partnership incurred $12.7 million of related party management fees to wholly-owned subsidiaries of UDR’s taxable REIT subsidiary (“TRS”). These shared cost reimbursements and related party management fees are initially recorded within the line item General and administrative on the Consolidated Statements of Operations, and a portion related to management costs is reclassified to Property management on the Consolidated Statements of Operations. (See further discussion below.)
Shared Services/Management Fee
During the years ended December 31, 2016 and 2015, the Operating Partnership began to self-manage its own properties and entered into an Inter-Company Employee and Cost Sharing Agreement with the General Partner. This agreement provides for reimbursements to the General Partner for the Operating Partnership’s allocable share of costs incurred by the General Partner for (a) shared services of corporate level property management employees and related support functions and costs, and (b) general and administrative costs. As discussed above, the reimbursement for shared services is classified in Property management on the Consolidated Statements of Operations. In 2011 through 2014, the Operating Partnership was a party to a management agreement with wholly-owned subsidiaries of UDR’s TRS. Under the management agreement, the Operating Partnership was charged a management fee equal to 2.75% of gross rental revenues, which is classified in Property management on the Consolidated Statements of Operations.
Notes Payable to the General Partner
As of both December 31, 2016 and 2015, the Operating Partnership had $273.3 million of unsecured notes payable to the General Partner at annual interest rates between 4.12% and 5.34%. Certain limited partners of the Operating Partnership have provided guarantees or reimbursement agreements related to these notes payable. The guarantees were provided by the limited partners in conjunction with their contribution of properties to the Operating Partnership. The notes mature on August 31, 2021, December 31, 2023 and April 1, 2026, and interest payments are made monthly. The Operating Partnership recognized interest expense on the notes payable of $12.2 million, $5.0 million and $4.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of December 31, 2016 and 2015 are summarized as follows (dollars in thousands):

			Fair Value at December 31, 2016, Using
	Total Carrying Amount in Statement of Financial Position at December 31, 2016	Fair Value Estimate at December 31, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description:
Derivatives- Interest rate contracts (a)	$1	$1	$—	$1	$—
Total assets	$1	$1	$—	$1	$—

Secured debt instruments - fixed rate: (b)
Fannie Mae credit facilities	$244,912	$251,664	$—	$—	$251,664
Secured debt instruments - variable rate: (b)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Fannie Mae credit facilities	163,637	163,637	—	—	163,637
Total liabilities	$435,549	$442,301	$—	$—	$442,301

			Fair Value at December 31, 2015, Using
	Total Carrying Amount in Statement of Financial Position at December 31, 2015	Fair Value Estimate at December 31, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description:
Derivatives - Interest rate contracts (a)	$8	$8	$—	$8	$—
Total assets	$8	$8	$—	$8	$—

Secured debt instruments - fixed rate: (b)
Mortgage notes payable	$30,132	$30,308	$—	$—	$30,308
Fannie Mae credit facilities	250,828	263,070	—	—	263,070
Secured debt instruments - variable rate: (b)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Fannie Mae credit facilities	170,203	170,203	—	—	170,203
Total liabilities	$478,163	$490,581	$—	$—	$490,581

(a)	See Note 8, Derivatives and Hedging Activity.

(b)	See Note 5, Debt, Net.

There were no transfers into or out of each of the levels of the fair value hierarchy.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

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
Although the General Partner, on behalf of the Operating Partnership, has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2016 and December 31, 2015, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Financial Instruments Not Carried at Fair Value
At December 31, 2016, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Operating Partnership using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
DECEMBER 31, 2016

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
A portion of the General Partner’s interest rate derivatives has been allocated to the Operating Partnership based on the General Partner’s underlying debt instruments allocated to the Operating Partnership. (See Note 5, Debt, Net.)
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2016, 2015, and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2016, the Operating Partnership recorded no gain or loss from ineffectiveness. During the year ended December 31, 2015, the Operating Partnership recognized a loss of less than $0.1 million reclassified from Accumulated other comprehensive income/(loss), net to Interest expense due to the de-designation of a cash flow hedge and recorded no other ineffectiveness to earnings. During the year ended December 31, 2014, the Operating Partnership recorded no gain or loss from ineffectiveness.
Amounts reported in Accumulated other comprehensive income/(loss), net related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is allocated to the Operating Partnership. Through December 31, 2017, we estimate that less than $0.1 million will be reclassified as an increase to interest expense.
As of December 31, 2016, the Operating Partnership had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	1	$96,327
Derivatives not designated as hedges are not speculative and are used to manage the Operating Partnership’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in an adjustment to earnings of less than $0.1 million for the years ended December 31, 2016, 2015, and 2014.
As of December 31, 2016, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	3	$98,932

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of the Operating Partnership’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2016 and 2015 (dollars in thousands):

	Asset Derivatives (included in Other assets)		Liability Derivatives (Included in Other liabilities)
	Fair Value at:		Fair Value at:
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate products	$—	$4	$—	$—
Derivatives not designated as hedging instruments:
Interest rate products	$1	$4	$—	$—
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Unrealized holding gain/(loss) Recognized in OCI (Effective Portion)			Gain/(Loss) Reclassified from Accumulated OCI into Interest expense (Effective Portion)			Gain/(Loss) Recognized in Interest expense (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Interest rate products	$(4)	$(82)	$(285)	$(12)	$(1,044)	$(2,275)	$—	$(11)	$—

Derivatives Not Designated as Hedging Instruments	Gain/(Loss) Recognized in Interest income and other income/(expense), net
	Year ended December 31,
	2016	2015	2014
Interest rate products	$(3)	$(23)	$(3)
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
Certain of the General Partner’s agreements with its derivative counterparties contain provisions where if there is a change in the General Partner’s financial condition that materially changes the General Partner’s creditworthiness in an adverse manner, the General Partner may be required to fully collateralize its obligations under the derivative instrument. At December 31, 2016 and 2015, no cash collateral was posted or required to be posted by the General Partner or by a counterparty.
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
DECEMBER 31, 2016

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
As of December 31, 2016, the fair value of derivatives in a net liability position that were allocated to the Operating Partnership, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was zero.

The General Partner has elected not to offset derivative positions in the consolidated financial statements. The table below presents the effect on the Operating Partnership's financial position had the General Partner made the election to offset its derivative positions as of December 31, 2016 and December 31, 2015:

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Cash Collateral Received
December 31, 2016	$1	$—	$1	$—	$—	$1

December 31, 2015	$8	$—	$8	$—	$—	$8
(a) Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (a)	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Cash Collateral Posted
December 31, 2016	$—	$—	$—	$—	$—	$—

December 31, 2015	$—	$—	$—	$—	$—	$—
(a) Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

9. CAPITAL STRUCTURE
General Partnership Units
The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP Units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

any limited partners except holders of Class A Limited Partnership Units. There were 110,883 General Partnership units outstanding at December 31, 2016 and 2015, all of which were held by UDR.
Limited Partnership Units
At December 31, 2016 and 2015, there were 183,167,815 limited partnership units outstanding, of which 1,873,332 were Class A Limited Partnership Units. UDR owned 174,119,201 or 95.1% and 174,114,516 or 95.1%, of OP Units outstanding at December 31, 2016 and 2015, respectively, of which 121,661 were Class A Limited Partnership Units. The remaining 9,048,614 or 4.9% and 9,053,299 or 4.9% of OP Units units outstanding were held by non-affiliated partners at December 31, 2016 and 2015, respectively, of which 1,751,671 were Class A Limited Partnership Units.
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
The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $330.1 million and $340.1 million as of December 31, 2016 and 2015, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.
Class A Limited Partnership Units
Class A Limited Partnership Units have a cumulative, annual, non-compounded preferred return, which is equal to 8% based on a value of $16.61 per Class A Limited Partnership Unit.
Holders of the Class A Limited Partnership Units exclusively possess certain voting rights. The Operating Partnership may not do the following without approval of the holders of the Class A Limited Partnership Units: (i) increase the authorized or issued amount of Class A Limited Partnership Units, (ii) reclassify any other partnership interest into Class A Limited Partnership Units, (iii) create, authorize or issue any obligations or security convertible into or the right to purchase Class A Limited Partnership Units, (iv) enter into a merger or acquisition, or (v) amend or modify the Operating Partnership Agreement in a manner that adversely affects the relative rights, preferences or privileges of the Class A Limited Partnership Units.
The following table shows OP Units outstanding and OP Unit activity as of and for the years ended December 31, 2016, 2015, and 2014:

	Class A Limited Partners		UDR, Inc.
		Limited Partners	Limited Partner	Class A Limited Partner	General Partner	Total
Ending balance at December 31, 2013	1,751,671	7,567,253	173,727,230	121,661	110,883	183,278,698
OP redemptions for UDR stock	—	(153,451)	153,451	—	—	—
Ending balance at December 31, 2014	1,751,671	7,413,802	173,880,681	121,661	110,883	183,278,698
OP redemptions for UDR stock	—	(112,174)	112,174	—	—	—
Ending balance at December 31, 2015	1,751,671	7,301,628	173,992,855	121,661	110,883	183,278,698
OP redemptions for UDR stock	—	(4,685)	4,685	—	—	—
Ending balance at December 31, 2016	1,751,671	7,296,943	173,997,540	121,661	110,883	183,278,698

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

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

10. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Redevelopment

The following summarizes the Operating Partnership’s real estate commitments at December 31, 2016 (dollars in thousands):

	Number of Properties	Costs Incurred to Date (a)	Expected Costs to Complete (unaudited)
Real estate communities — redevelopment	1	$6,289	$711

(a)	Costs incurred to date include $0.9 million of accrued fixed assets for redevelopment.
Ground Leases
The Operating Partnership owns five communities which are subject to ground leases expiring between 2044 and 2103, including extension options. Future minimum lease payments as of December 31, 2016 are $5.5 million for each of the years ending December 31, 2017 to 2021 and a total of $334.6 million for years thereafter. For purposes of our ground lease contracts, the Operating Partnership uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a reset provision based on the communities appraised value or consumer price index but does not include a specified minimum lease payment, the Operating Partnership uses the current rent over the remainder of the lease term.
The Operating Partnership incurred $5.5 million, $5.4 million, and $5.3 million of ground rent expense for the years ended December 31, 2016, 2015, and 2014, respectively.
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
DECEMBER 31, 2016

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
The Operating Partnership owns and operates multifamily apartment communities throughout the United States that generate rental and other property related income through the leasing of apartment homes to a diverse base of tenants. The primary financial measures of the Operating Partnership’s apartment communities are rental income and NOI, and are included in the chief operating decision maker’s assessment of the Operating Partnership’s performance on a consolidated basis. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. NOI is defined as total revenues less direct property operating expenses. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI are property management costs, which are the Operating Partnership’s allocable share of costs incurred by the General Partner for shared services of corporate level property management employees and related support functions and costs. The chief operating decision maker of the General Partner utilizes NOI as the key measure of segment profit or loss.
The Operating Partnership’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•
Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2015 and held as of December 31, 2016. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the years ended December 31, 2016, 2015, and 2014.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

The following table details rental income and NOI for the Operating Partnership’s reportable segments for the years ended December 31, 2016, 2015, and 2014, and reconciles NOI to Net income/(loss) attributable to OP unitholders in the Consolidated Statements of Operations (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Reportable apartment home segment rental income
Same-Store Communities
West Region	$183,153	$169,621	$153,951
Mid-Atlantic Region	38,987	37,502	37,216
Northeast Region	53,036	51,086	48,493
Southeast Region	47,792	44,981	42,568
Non-Mature Communities/Other	81,447	137,218	140,406
Total segment and consolidated rental income	$404,415	$440,408	$422,634
Reportable apartment home segment NOI
Same-Store Communities
West Region	$137,784	$126,600	$111,467
Mid-Atlantic Region	26,525	25,281	25,604
Northeast Region	40,704	39,765	37,788
Southeast Region	32,519	30,106	28,111
Non-Mature Communities/Other	59,589	95,845	97,343
Total segment and consolidated NOI	297,121	317,597	300,313
Reconciling items:
Property management	(11,122)	(12,111)	(11,622)
Other operating expenses	(6,059)	(5,923)	(5,172)
Real estate depreciation and amortization	(147,074)	(169,784)	(179,176)
General and administrative	(18,808)	(27,016)	(28,541)
Casualty-related recoveries/(charges), net	(484)	(843)	(541)
Income/(loss) from unconsolidated entities	(37,425)	(4,659)	—
Interest expense	(30,067)	(40,321)	(41,717)
Gain/(loss) on sale of real estate owned	33,180	158,123	63,635
Net income/(loss) attributable to noncontrolling interests	(1,444)	(1,762)	(952)
Net income/(loss) attributable to OP unitholders	$77,818	$213,301	$96,227

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

The following table details the assets of the Operating Partnership’s reportable segments as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016	December 31, 2015
Reportable apartment home segment assets
Same-Store Communities
West Region	$1,521,762	$1,497,867
Mid-Atlantic Region	388,893	383,111
Northeast Region	674,928	669,082
Southeast Region	328,729	321,787
Non-Mature Communities/Other	760,392	759,058
Total segment assets	3,674,704	3,630,905
Accumulated depreciation	(1,408,815)	(1,281,258)
Total segment assets - net book value	2,265,889	2,349,647
Reconciling items:
Cash and cash equivalents	756	3,103
Restricted cash	11,694	11,344
Investment in unconsolidated entities	112,867	166,186
Other assets	24,329	24,528
Total consolidated assets	$2,415,535	$2,554,808
Capital expenditures related to the Operating Partnership’s Same-Store Communities totaled $41.7 million and $31.6 million for the years ended December 31, 2016 and 2015, respectively. Capital expenditures related to the Operating Partnership’s Non-Mature Communities/Other totaled $2.4 million and $13.4 million for the years ended December 31, 2016 and 2015, respectively.
Markets included in the above geographic segments are as follows:

i.	West Region — Orange County, San Francisco, Seattle, Los Angeles, Monterey Peninsula, Other Southern California and Portland

ii.	Mid-Atlantic Region — Metropolitan, D.C. and Baltimore

iii.	Northeast Region — New York and Boston

iv.	Southeast Region — Nashville, Tampa and Other Florida

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

12. UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA
Selected consolidated quarterly financial data for the years ended December 31, 2016 and 2015 is summarized in the table below (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2016
Rental income	$98,786	$100,892	$102,595	$102,142
Income/(loss) from continuing operations	5,131	11,394	11,885	17,672
Income/(loss) attributable to OP unitholders	4,787	11,044	11,517	50,470
Income/(loss) attributable to OP unitholders per weighted average OP Unit — basic and diluted (a)	$0.03	$0.06	$0.06	$0.27
2015
Rental income	$110,095	$113,158	$115,173	$101,982
Income/(loss) from continuing operations	12,117	15,355	14,952	14,516
Income/(loss) attributable to OP unitholders	36,346	47,383	14,617	114,955
Income/(loss) attributable to OP unitholders per weighted average OP Unit — basic and diluted (a)	$0.20	$0.26	$0.08	$0.62

(a)	Quarterly net income/(loss) per weighted average OP Unit amounts may not total to the annual amounts.

[This page is intentionally left blank.]

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED
DECEMBER 31, 2016
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Buildings and Improvements	Total Initial Acquisition Costs	Costs of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction(a)	Date Acquired
WEST REGION
Harbor at Mesa Verde	$61,050	$20,476	$28,538	$49,014	$17,240	$21,806	$44,448	$66,254	$29,331	2003	Jun-03
27 Seventy Five Mesa Verde	36,423	99,329	110,644	209,973	95,047	112,935	192,085	305,020	101,329	1972/2013	Oct-04
Pacific Shores	42,552	7,345	22,624	29,969	10,836	7,974	32,831	40,805	21,939	2003	Jun-03
Huntington Vista	36,980	8,055	22,486	30,541	12,778	9,047	34,272	43,319	21,224	1970	Jun-03
Missions at Back Bay	—	229	14,129	14,358	3,098	10,951	6,505	17,456	4,506	1969	Dec-03
Eight 80 Newport Beach — North	—	62,516	46,082	108,598	37,967	68,031	78,534	146,565	47,601	2000/2016	Oct-04
Eight 80 Newport Beach — South	—	58,785	50,067	108,852	27,603	60,314	76,141	136,455	45,661	2000/2016	Mar-05
Vista Del Rey	—	10,670	7,080	17,750	3,146	11,066	9,830	20,896	6,505	1969	Sep-04
Foxborough	—	12,071	6,187	18,258	3,466	12,430	9,294	21,724	5,753	1969	Sep-04
1818 Platinum Triangle	—	16,663	51,905	68,568	1,952	16,901	53,619	70,520	20,288	2009	Aug-10
Beach & Ocean	—	12,878	—	12,878	38,796	13,017	38,657	51,674	5,327	2014	Aug-11
The Residences at Bella Terra	—	25,000	—	25,000	126,243	25,071	126,172	151,243	27,388	2013	Oct-11
Los Alisos at Mission Viejo	—	17,298	—	17,298	70,366	16,462	71,202	87,664	13,561	2014	Jun-04
ORANGE COUNTY, CA	177,005	351,315	359,742	711,057	448,538	386,005	773,590	1,159,595	350,413
2000 Post Street	—	9,861	44,578	54,439	33,188	14,313	73,314	87,627	34,677	1987/2016	Dec-98
Birch Creek	—	4,365	16,696	21,061	7,773	5,142	23,692	28,834	14,688	1968	Dec-98
Highlands Of Marin	—	5,996	24,868	30,864	26,932	7,643	50,153	57,796	31,243	2010	Dec-98
Marina Playa	—	6,224	23,916	30,140	10,927	7,080	33,987	41,067	20,789	1971	Dec-98
River Terrace	38,495	22,161	40,137	62,298	5,036	22,563	44,771	67,334	27,326	2005	Aug-05
CitySouth	—	14,031	30,537	44,568	36,210	16,297	64,481	80,778	40,345	2012	Nov-05
Bay Terrace	—	8,545	14,458	23,003	5,490	11,479	17,014	28,493	10,240	1962	Oct-05
Highlands of Marin Phase II	—	5,353	18,559	23,912	11,136	5,758	29,290	35,048	16,838	2010	Oct-07
Edgewater	—	30,657	83,872	114,529	9,876	30,701	93,704	124,405	44,392	2007	Mar-08
Almaden Lake Village	27,000	594	42,515	43,109	6,923	886	49,146	50,032	24,602	1999	Jul-08
388 Beale	—	14,253	74,104	88,357	7,927	14,319	81,965	96,284	26,324	1999	Apr-11
Channel @ Mission Bay	—	23,625	—	23,625	129,282	23,683	129,224	152,907	24,083	2014	Sep-10
SAN FRANCISCO, CA	65,495	145,665	414,240	559,905	290,700	159,864	690,741	850,605	315,547
Crowne Pointe	—	2,486	6,437	8,923	6,903	3,082	12,744	15,826	8,180	1987	Dec-98
Hilltop	—	2,174	7,408	9,582	4,841	2,727	11,696	14,423	7,389	1985	Dec-98
The Hawthorne	—	6,474	30,226	36,700	5,620	6,673	35,647	42,320	21,678	2003	Jul-05
The Kennedy	—	6,179	22,307	28,486	2,479	6,280	24,685	30,965	14,674	2005	Nov-05
Hearthstone at Merrill Creek	—	6,848	30,922	37,770	4,338	7,009	35,099	42,108	17,826	2000	May-08
Island Square	—	21,284	89,389	110,673	5,450	21,538	94,585	116,123	45,522	2007	Jul-08
Borgata	—	6,379	24,569	30,948	5,049	6,418	29,579	35,997	14,416	2001/2016	May-07
elements too	—	27,468	72,036	99,504	16,514	30,244	85,774	116,018	45,959	2010	Feb-10
989elements	—	8,541	45,990	54,531	2,356	8,583	48,304	56,887	19,372	2006	Dec-09
Lightbox	—	6,449	38,884	45,333	585	6,470	39,448	45,918	5,932	2014	Aug-14
Waterscape	—	9,693	65,176	74,869	813	9,704	65,978	75,682	8,861	2014	Sep-14
Ashton Bellevue	50,059	8,287	124,939	133,226	186	8,353	125,059	133,412	1,685	2009	Oct-16
TEN20	29,518	5,247	76,587	81,834	386	5,291	76,929	82,220	1,039	2009	Oct-16
Milehouse	—	5,976	63,041	69,017	18	5,976	63,059	69,035	596	2016	Nov-16
SEATTLE, WA	79,577	123,485	697,911	821,396	55,538	128,348	748,586	876,934	213,129
Rosebeach	—	8,414	17,449	25,863	4,070	8,787	21,146	29,933	13,517	1970	Sep-04
Tierra Del Rey	43,078	39,586	36,679	76,265	4,236	39,696	40,805	80,501	21,234	1999	Dec-07
The Westerly	67,700	48,182	102,364	150,546	38,235	50,796	137,985	188,781	57,413	2013	Sep-10
Jefferson at Marina del Rey	—	55,651	—	55,651	91,599	61,549	85,701	147,250	37,031	2008	Sep-07
LOS ANGELES, CA	110,778	151,833	156,492	308,325	138,140	160,828	285,637	446,465	129,195
Boronda Manor	—	1,946	8,982	10,928	9,967	3,232	17,663	20,895	9,879	1979	Dec-98
Garden Court	—	888	4,188	5,076	5,655	1,600	9,131	10,731	5,338	1973	Dec-98

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2016
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Buildings and Improvements	Total Initial Acquisition Costs	Costs of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction(a)	Date Acquired
Cambridge Court	—	3,039	12,883	15,922	15,744	5,407	26,259	31,666	14,911	1974	Dec-98
Laurel Tree	—	1,304	5,115	6,419	6,293	2,223	10,489	12,712	6,008	1977	Dec-98
The Pointe At Harden Ranch	—	6,388	23,854	30,242	28,743	10,139	48,846	58,985	26,688	1986	Dec-98
The Pointe At Northridge	—	2,044	8,028	10,072	10,487	3,345	17,214	20,559	9,874	1979	Dec-98
The Pointe At Westlake	—	1,329	5,334	6,663	6,794	2,236	11,221	13,457	6,145	1975	Dec-98
MONTEREY PENINSULA, CA	—	16,938	68,384	85,322	83,683	28,182	140,823	169,005	78,843
Verano at Rancho Cucamonga Town Square	55,263	13,557	3,645	17,202	54,509	23,290	48,421	71,711	36,766	2006	Oct-02
Windemere at Sycamore Highland	—	5,810	23,450	29,260	3,331	6,168	26,423	32,591	18,455	2001	Nov-02
Villas at Carlsbad	—	6,517	10,718	17,235	3,354	6,819	13,770	20,589	8,416	1966	Oct-04
OTHER SOUTHERN CA	55,263	25,884	37,813	63,697	61,194	36,277	88,614	124,891	63,637
Tualatin Heights	—	3,273	9,134	12,407	7,115	3,881	15,641	19,522	10,794	1989	Dec-98
Hunt Club	—	6,014	14,870	20,884	7,153	6,483	21,554	28,037	15,190	1985	Sep-04
PORTLAND, OR	—	9,287	24,004	33,291	14,268	10,364	37,195	47,559	25,984
TOTAL WEST REGION	488,118	824,407	1,758,586	2,582,993	1,092,061	909,868	2,765,186	3,675,054	1,176,748
MID-ATLANTIC REGION
Dominion Middle Ridge	21,478	3,311	13,283	16,594	7,077	3,891	19,780	23,671	14,646	1990	Jun-96
Dominion Lake Ridge	—	2,366	8,387	10,753	7,978	2,918	15,813	18,731	10,993	1987	Feb-96
Presidential Greens	—	11,238	18,790	30,028	10,556	11,705	28,879	40,584	21,082	1938	May-02
The Whitmore	—	6,418	13,411	19,829	21,313	7,505	33,637	41,142	24,435	2008	Apr-02
Ridgewood	—	5,612	20,086	25,698	9,418	6,087	29,029	35,116	21,187	1988	Aug-02
DelRay Tower	—	297	12,786	13,083	113,740	9,484	117,339	126,823	17,547	2014	Jan-08
Waterside Towers	—	1,139	49,657	50,796	21,756	36,485	36,067	72,552	22,610	1971	Dec-03
Wellington Place at Olde Town	31,373	13,753	36,059	49,812	18,201	14,770	53,243	68,013	36,833	2008	Sep-05
Andover House	—	14,357	51,577	65,934	4,506	14,401	56,039	70,440	31,072	2004	Mar-07
Sullivan Place	—	1,137	103,676	104,813	8,368	1,510	111,671	113,181	58,412	2007	Dec-07
Circle Towers	—	32,815	107,051	139,866	17,054	33,425	123,495	156,920	61,100	1972	Mar-08
Delancey at Shirlington	—	21,606	66,765	88,371	3,286	21,636	70,021	91,657	34,684	2006/2007	Mar-08
View 14	—	5,710	97,941	103,651	4,157	5,721	102,087	107,808	31,753	2009	Jun-11
Signal Hill	—	13,290	—	13,290	70,271	25,499	58,062	83,561	29,152	2010	Mar-07
Capitol View on 14th	—	31,393	—	31,393	94,799	31,395	94,797	126,192	23,793	2013	Sep-07
Domain College Park	—	7,300	—	7,300	58,381	7,335	58,346	65,681	11,780	2014	Jun-11
1200 East West	—	9,748	68,022	77,770	890	9,750	68,910	78,660	4,679	2010	Oct-15
Courts at Huntington Station	—	27,749	111,878	139,627	1,495	27,752	113,370	141,122	8,987	2011	Oct-15
Eleven55 Ripley	—	15,566	107,539	123,105	1,156	15,576	108,685	124,261	7,427	2014	Oct-15
Arbor Park of Alexandria	92,468	50,881	159,728	210,609	1,273	50,881	161,001	211,882	12,750	1969/2015	Oct-15
Courts at Dulles	—	14,697	83,834	98,531	4,666	14,714	88,483	103,197	7,007	2000	Oct-15
Newport Village	127,600	55,283	177,454	232,737	8,082	55,376	185,443	240,819	14,724	1968	Oct-15
METROPOLITAN, D.C.	272,919	345,666	1,307,924	1,653,590	488,423	407,816	1,734,197	2,142,013	506,653
Gayton Pointe Townhomes	—	826	5,148	5,974	30,124	3,509	32,589	36,098	28,530	2007	Sep-95
Waterside At Ironbridge	—	1,844	13,239	15,083	8,457	2,394	21,146	23,540	14,529	1987	Sep-97
Carriage Homes at Wyndham	—	474	30,997	31,471	8,455	3,912	36,014	39,926	25,281	1998	Nov-03
Legacy at Mayland	33,850	1,979	11,524	13,503	30,706	5,027	39,182	44,209	33,519	1969/2007	Dec-91
RICHMOND, VA	33,850	5,123	60,908	66,031	77,742	14,842	128,931	143,773	101,859
Calvert’s Walk	—	4,408	24,692	29,100	7,732	4,884	31,948	36,832	21,879	1988	Mar-04
20 Lambourne	—	11,750	45,590	57,340	8,131	12,224	53,247	65,471	27,526	2003	Mar-08
Domain Brewers Hill	—	4,669	40,630	45,299	1,647	4,762	42,184	46,946	15,168	2009	Aug-10
BALTIMORE, MD	—	20,827	110,912	131,739	17,510	21,870	127,379	149,249	64,573
TOTAL MID-ATLANTIC REGION	306,769	371,616	1,479,744	1,851,360	583,675	444,528	1,990,507	2,435,035	673,085

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2016
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Buildings and Improvements	Total Initial Acquisition Costs	Costs of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction(a)	Date Acquired
NORTHEAST REGION
10 Hanover Square	—	41,432	218,983	260,415	12,581	41,571	231,425	272,996	66,557	2005	Apr-11
21 Chelsea	—	36,399	107,154	143,553	13,109	36,416	120,246	156,662	35,335	2001	Aug-11
View 34	—	114,410	324,920	439,330	99,494	115,037	423,787	538,824	126,818	1985/2013	Jul-11
95 Wall Street	—	57,637	266,255	323,892	8,793	57,972	274,713	332,685	88,704	2008	Aug-11
NEW YORK, NY	—	249,878	917,312	1,167,190	133,977	250,996	1,050,171	1,301,167	317,414
Garrison Square	—	5,591	91,027	96,618	8,718	5,637	99,699	105,336	35,663	1887/1990	Sep-10
Ridge at Blue Hills	25,000	6,039	34,869	40,908	2,443	6,184	37,167	43,351	13,499	2007	Sep-10
Inwood West	53,350	20,778	88,096	108,874	7,622	19,429	97,067	116,496	32,202	2006	Apr-11
14 North	—	10,961	51,175	62,136	7,672	11,094	58,714	69,808	20,723	2005	Apr-11
100 Pier 4	—	24,584	—	24,584	201,018	24,585	201,017	225,602	17,906	2015	Dec-15
BOSTON, MA	78,350	67,953	265,167	333,120	227,473	66,929	493,664	560,593	119,993
TOTAL NORTHEAST REGION	78,350	317,831	1,182,479	1,500,310	361,450	317,925	1,543,835	1,861,760	437,407
SOUTHEAST REGION
Seabrook	—	1,846	4,155	6,001	9,101	2,895	12,207	15,102	10,007	2004	Feb-96
Altamira Place	—	1,533	11,076	12,609	21,216	3,582	30,243	33,825	26,714	2007	Apr-94
Regatta Shore	—	757	6,608	7,365	16,628	2,136	21,857	23,993	18,267	2007	Jun-94
Alafaya Woods	—	1,653	9,042	10,695	9,937	2,564	18,068	20,632	13,996	2006	Oct-94
Los Altos	—	2,804	12,349	15,153	11,697	4,163	22,687	26,850	16,290	2004	Oct-96
Lotus Landing	—	2,185	8,639	10,824	10,614	2,943	18,495	21,438	12,784	2006	Jul-97
Seville On The Green	—	1,282	6,498	7,780	7,505	1,751	13,534	15,285	9,586	2004	Oct-97
Ashton @ Waterford	—	3,872	17,538	21,410	4,982	4,317	22,075	26,392	14,743	2000	May-98
Arbors at Lee Vista	—	6,692	12,860	19,552	13,579	7,355	25,776	33,131	20,595	2007	Aug-06
ORLANDO, FL	—	22,624	88,765	111,389	105,259	31,706	184,942	216,648	142,982
Legacy Hill	—	1,148	5,867	7,015	9,351	1,882	14,484	16,366	11,674	1977	Nov-95
Hickory Run	—	1,469	11,584	13,053	11,462	2,216	22,299	24,515	15,071	1989	Dec-95
Carrington Hills	—	2,117	—	2,117	35,400	4,577	32,940	37,517	22,595	1999	Dec-95
Brookridge	—	708	5,461	6,169	5,621	1,283	10,507	11,790	7,439	1986	Mar-96
Breckenridge	—	766	7,714	8,480	5,109	1,383	12,206	13,589	8,613	1986	Mar-97
Colonnade	16,331	1,460	16,015	17,475	6,397	1,997	21,875	23,872	13,150	1998	Jan-99
The Preserve at Brentwood	25,090	3,182	24,674	27,856	8,287	3,709	32,434	36,143	22,257	1998	Jun-04
Polo Park	23,550	4,583	16,293	20,876	16,798	5,781	31,893	37,674	23,980	2008	May-06
NASHVILLE, TN	64,971	15,433	87,608	103,041	98,425	22,828	178,638	201,466	124,779
Summit West	—	2,176	4,710	6,886	10,042	3,617	13,311	16,928	11,632	1972	Dec-92
The Breyley	—	1,780	2,458	4,238	17,938	3,642	18,534	22,176	17,716	2007	Sep-93
Lakewood Place	—	1,395	10,647	12,042	10,793	2,794	20,041	22,835	15,279	1986	Mar-94
Cambridge Woods	12,450	1,791	7,166	8,957	9,729	2,760	15,926	18,686	11,947	1985	Jun-97
Inlet Bay	—	7,702	23,150	30,852	16,397	9,505	37,744	47,249	28,569	1988/1989	Jun-03
MacAlpine Place	—	10,869	36,858	47,727	8,897	11,699	44,925	56,624	30,408	2001	Dec-04
The Vintage Lofts at West End	—	6,611	37,663	44,274	16,470	15,111	45,633	60,744	25,145	2009	Jul-09
TAMPA, FL	12,450	32,324	122,652	154,976	90,266	49,128	196,114	245,242	140,696
The Reserve and Park at Riverbridge	39,787	15,968	56,401	72,369	11,036	16,721	66,684	83,405	43,050	1999/2001	Dec-04
OTHER FLORIDA	39,787	15,968	56,401	72,369	11,036	16,721	66,684	83,405	43,050
TOTAL SOUTHEAST REGION	117,208	86,349	355,426	441,775	304,986	120,383	626,378	746,761	451,507
SOUTHWEST REGION
Thirty377	25,000	24,036	32,951	56,987	11,831	24,382	44,436	68,818	26,542	2007	Aug-06
Legacy Village	82,734	16,882	100,102	116,984	11,943	18,041	110,886	128,927	57,766	2005/06/07	Mar-08
Garden Oaks	—	2,132	5,367	7,499	2,174	6,988	2,685	9,673	2,155	1979	Mar-07
Glenwood	—	7,903	554	8,457	2,646	8,174	2,929	11,103	1,804	1970	May-07
Talisker of Addison	—	10,440	634	11,074	3,085	10,882	3,277	14,159	2,261	1975	May-07
Springhaven	—	6,688	3,354	10,042	1,889	8,387	3,544	11,931	2,717	1977	Apr-07
Clipper Pointe	—	13,221	2,507	15,728	3,013	15,016	3,725	18,741	3,176	1978	May-07
DALLAS, TX	107,734	81,302	145,469	226,771	36,581	91,870	171,482	263,352	96,421

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2016
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Buildings and Improvements	Total Initial Acquisition Costs	Costs of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction(a)	Date Acquired
Barton Creek Landing	—	3,151	14,269	17,420	23,150	5,071	35,499	40,570	24,964	2010	Mar-02
Residences at the Domain	36,299	4,034	55,256	59,290	9,946	4,285	64,951	69,236	29,516	2007	Aug-08
Red Stone Ranch	—	5,084	17,646	22,730	2,602	5,409	19,923	25,332	6,870	2000	Apr-12
Lakeline Villas	—	4,148	16,869	21,017	1,854	4,378	18,493	22,871	6,168	2004	Apr-12
AUSTIN, TX	36,299	16,417	104,040	120,457	37,552	19,143	138,866	158,009	67,518
TOTAL SOUTHWEST REGION	144,033	97,719	249,509	347,228	74,133	111,013	310,348	421,361	163,939
TOTAL OPERATING COMMUNITIES	1,134,478	1,697,922	5,025,744	6,723,666	2,416,305	1,903,717	7,236,254	9,139,971	2,902,686
REAL ESTATE UNDER DEVELOPMENT
The Residences at Pacific City	—	78,085	—	78,085	156,190	78,085	156,190	234,275	—
345Harrison Street	—	32,938	—	32,938	75,069	32,943	75,064	108,007	—
TOTAL REAL ESTATE UNDER DEVELOPMENT	—	111,023	—	111,023	231,259	111,028	231,254	342,282	—
LAND
Waterside	—	11,862	—	11,862	222	12,084	—	12,084	309
7 Harcourt	—	884	—	884	5,530	804	5,610	6,414	—
Vitruvian Park®	—	4,325	—	4,325	9,208	11,326	2,207	13,533	2,175
Wilshire at LaJolla	—	31,105	—	31,105	112	31,217	—	31,217	—
Dublin Land	—	8,922	—	8,922	259	8,922	259	9,181	—
TOTAL LAND	—	57,098	—	57,098	15,331	64,353	8,076	72,429	2,484
HELD FOR DISPOSITION
Hanover Village	—	1,624	—	1,624	—	1,104	520	1,624	553
TOTAL HELD FOR DISPOSITION	—	1,624	—	1,624	—	1,104	520	1,624	553
COMMERCIAL
Circle Towers Office Bldg	—	1,407	—	1,407	6,110	1,380	6,137	7,517	3,138
Brookhaven Shopping Center	—	4,943	—	4,943	17,363	7,793	14,513	22,306	13,321
TOTAL COMMERCIAL	—	6,350	—	6,350	23,473	9,173	20,650	29,823	16,459
Other (b)	—	—	—	—	5,011	—	5,011	5,011	74
1745 Shea Center I	—	3,034	20,534	23,568	1,045	3,034	21,579	24,613	1,369
TOTAL CORPORATE	—	3,034	20,534	23,568	6,056	3,034	26,590	29,624	1,443
TOTAL COMMERCIAL & CORPORATE	—	9,384	20,534	29,918	29,529	12,207	47,240	59,447	17,902
Deferred Financing Costs	$(3,620)
TOTAL REAL ESTATE OWNED	$1,130,858	$1,877,051	$5,046,278	$6,923,329	$2,692,424	$2,092,409	$7,523,344	$9,615,753	$2,923,625

(a)	Date of construction or date of last major renovation.

(b)	Includes unallocated accruals and capital expenditures.

The aggregate cost for federal income tax purposes was approximately $8.7 billion at December 31, 2016 (unaudited).

The estimated depreciable lives for all buildings in the latest Consolidated Statements of Operations are 35 to 55 years.

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2016
(In thousands)

3-YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION
The following is a reconciliation of the carrying amount of total real estate owned at December 31, (in thousands):

	2016	2015	2014
Balance at beginning of the year	$9,190,276	$8,383,259	$8,207,977
Real estate acquired	324,104	906,446	231,225
Capital expenditures and development	339,813	203,183	326,461
Real estate sold	(238,440)	(301,920)	(269,681)
Real estate contributed to joint ventures	—	—	(112,344)
Impairment of assets, including casualty-related impairments	—	(692)	(379)
Balance at end of the year	$9,615,753	$9,190,276	$8,383,259
The following is a reconciliation of total accumulated depreciation for real estate owned at December 31, (in thousands):

	2016	2015	2014
Balance at beginning of the year	$2,646,874	$2,434,772	$2,208,794
Depreciation expense for the year	398,904	364,622	356,673
Accumulated depreciation on sales	(122,153)	(152,520)	(126,151)
Accumulated depreciation on real estate contributed to joint ventures	—	—	(4,228)
Write off of accumulated depreciation on casualty-related impaired assets	—	—	(316)
Balance at end of year	$2,923,625	$2,646,874	$2,434,772

UNITED DOMINION REALTY, L.P.
SCHEDULE III — REAL ESTATE OWNED
DECEMBER 31, 2016
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Building and Improvements	Total Initial Acquisition Costs	Cost of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction (a)	Date Acquired
WEST REGION
Harbor at Mesa Verde	$61,050	$20,476	$28,538	$49,014	$17,240	$21,806	$44,448	$66,254	$29,331	2003	Jun-03
27 Seventy Five Mesa Verde	36,423	99,329	110,644	209,973	95,047	112,935	192,085	305,020	101,329	1972/2013	Oct-04
Pacific Shores	42,552	7,345	22,624	29,969	10,836	7,974	32,831	40,805	21,939	2003	Jun-03
Huntington Vista	36,980	8,055	22,486	30,541	12,778	9,047	34,272	43,319	21,224	1970	Jun-03
Missions at Back Bay	—	229	14,129	14,358	3,098	10,951	6,505	17,456	4,506	1969	Dec-03
Coronado at Newport — North	—	62,516	46,082	108,598	37,967	68,031	78,534	146,565	47,601	2000/2016	Oct-04
Vista Del Rey	—	10,670	7,080	17,750	3,146	11,066	9,830	20,896	6,505	1969	Sep-04
Coronado South	—	58,785	50,067	108,852	27,603	60,314	76,141	136,455	45,661	2000/2016	Mar-05
ORANGE COUNTY, CA	177,005	267,405	301,650	569,055	207,715	302,124	474,646	776,770	278,096
2000 Post Street	—	9,861	44,578	54,439	20,657	11,021	64,075	75,096	28,006	1987/2016	Dec-98
Birch Creek	—	4,365	16,696	21,061	7,773	5,142	23,692	28,834	14,688	1968	Dec-98
Highlands Of Marin	—	5,996	24,868	30,864	26,932	7,643	50,153	57,796	31,243	2010	Dec-98
Marina Playa	—	6,224	23,916	30,140	10,927	7,080	33,987	41,067	20,789	1971	Dec-98
River Terrace	38,493	22,161	40,137	62,298	5,036	22,563	44,771	67,334	27,326	2005	Aug-05
CitySouth	—	14,031	30,537	44,568	36,210	16,297	64,481	80,778	40,345	2012	Nov-05
Bay Terrace	—	8,545	14,458	23,003	5,490	11,479	17,014	28,493	10,240	1962	Oct-05
Highlands of Marin Phase II	—	5,353	18,559	23,912	11,136	5,758	29,290	35,048	16,838	2010	Oct-07
Edgewater	—	30,657	83,872	114,529	9,876	30,701	93,704	124,405	44,392	2007	Mar-08
Almaden Lake Village	27,000	594	42,515	43,109	6,923	886	49,146	50,032	24,602	1999	Jul-08
SAN FRANCISCO, CA	65,493	107,787	340,136	447,923	140,960	118,570	470,313	588,883	258,469
Crowne Pointe	—	2,486	6,437	8,923	6,903	3,082	12,744	15,826	8,180	1987	Dec-98
Hilltop	—	2,174	7,408	9,582	4,841	2,727	11,696	14,423	7,389	1985	Dec-98
The Kennedy	—	6,179	22,307	28,486	2,479	6,280	24,685	30,965	14,674	2005	Nov-05
Hearthstone at Merrill Creek	—	6,848	30,922	37,770	4,338	7,009	35,099	42,108	17,826	2000	May-08
Island Square	—	21,284	89,389	110,673	5,450	21,538	94,585	116,123	45,522	2007	Jul-08
SEATTLE, WA	—	38,971	156,463	195,434	24,011	40,636	178,809	219,445	93,591
Rosebeach	—	8,414	17,449	25,863	4,070	8,787	21,146	29,933	13,517	1970	Sep-04
Tierra Del Rey	43,078	39,586	36,679	76,265	4,236	39,696	40,805	80,501	21,234	1999	Dec-07
LOS ANGELES, CA	43,078	48,000	54,128	102,128	8,306	48,483	61,951	110,434	34,751
Boronda Manor	—	1,946	8,982	10,928	9,967	3,232	17,663	20,895	9,879	1979	Dec-98
Garden Court	—	888	4,188	5,076	5,655	1,600	9,131	10,731	5,338	1973	Dec-98
Cambridge Court	—	3,039	12,883	15,922	15,744	5,407	26,259	31,666	14,911	1974	Dec-98
Laurel Tree	—	1,304	5,115	6,419	6,293	2,223	10,489	12,712	6,008	1977	Dec-98
The Pointe At Harden Ranch	—	6,388	23,854	30,242	28,743	10,139	48,846	58,985	26,688	1986	Dec-98
The Pointe At Northridge	—	2,044	8,028	10,072	10,487	3,345	17,214	20,559	9,874	1979	Dec-98
The Pointe At Westlake	—	1,329	5,334	6,663	6,794	2,236	11,221	13,457	6,145	1975	Dec-98
MONTEREY PENINSULA, CA	—	16,938	68,384	85,322	83,683	28,182	140,823	169,005	78,843
Verano at Rancho Cucamonga Town Square	55,263	13,557	3,645	17,202	54,509	23,290	48,421	71,711	36,766	2006	Oct-02
Villas at Carlsbad	—	6,517	10,718	17,235	3,354	6,819	13,770	20,589	8,416	1966	Oct-04
OTHER SOUTHERN CA	55,263	20,074	14,363	34,437	57,863	30,109	62,191	92,300	45,182
Tualatin Heights	—	3,273	9,134	12,407	7,115	3,881	15,641	19,522	10,794	1989	Dec-98
Hunt Club	—	6,014	14,870	20,884	7,153	6,483	21,554	28,037	15,190	1985	Sep-04
PORTLAND, OR	—	9,287	24,004	33,291	14,268	10,364	37,195	47,559	25,984
TOTAL WEST REGION	340,839	508,462	959,128	1,467,590	536,806	578,468	1,425,928	2,004,396	814,916
MID-ATLANTIC REGION
Ridgewood	—	5,612	20,086	25,698	9,418	6,087	29,029	35,116	21,187	1988	Aug-02
DelRey Tower	—	297	12,786	13,083	113,740	9,484	117,339	126,823	17,547	2014	Jan-08

UNITED DOMINION REALTY, L.P.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2016
(In thousands)

		Initial Costs				Gross Amount at Which Carried at Close of Period
	Encumbrances	Land and Land Improvements	Building and Improvements	Total Initial Acquisition Costs	Cost of Improvements Capitalized Subsequent to Acquisition Costs	Land and Land Improvements	Buildings & Buildings Improvements	Total Carrying Value	Accumulated Depreciation	Date of Construction (a)	Date Acquired
Wellington Place at Olde Town	31,373	13,753	36,059	49,812	18,201	14,770	53,243	68,013	36,833	2008	Sep-05
Andover House	—	14,357	51,577	65,934	4,506	14,401	56,039	70,440	31,072	2004	Mar-07
Sullivan Place	—	1,137	103,676	104,813	8,303	1,510	111,606	113,116	58,347	2007	Dec-07
Courts at Huntington Station	—	27,749	111,878	139,627	1,495	27,752	113,370	141,122	8,987	2011	Oct-15
METROPOLITAN D.C.	31,373	62,905	336,062	398,967	155,663	74,004	480,626	554,630	173,973
Calvert’s Walk	—	4,408	24,692	29,100	7,732	4,884	31,948	36,832	21,879	1988	Mar-04
20 Lambourne	—	11,750	45,590	57,340	8,131	12,224	53,247	65,471	27,526	2003	Mar-08
BALTIMORE, MD	—	16,158	70,282	86,440	15,863	17,108	85,195	102,303	49,405
TOTAL MID-ATLANTIC REGION	31,373	79,063	406,344	485,407	171,526	91,112	565,821	656,933	223,378
NORTHEAST REGION
10 Hanover Square	—	41,432	218,983	260,415	12,581	41,571	231,425	272,996	66,557	2005	Apr-11
95 Wall Street	—	57,637	266,255	323,892	8,793	57,972	274,713	332,685	88,704	2008	Aug-11
NEW YORK, NY	—	99,069	485,238	584,307	21,374	99,543	506,138	605,681	155,261
14 North	—	10,961	51,175	62,136	7,672	11,094	58,714	69,808	20,723	2005	Apr-11
BOSTON, MA	—	10,961	51,175	62,136	7,672	11,094	58,714	69,808	20,723
TOTAL NORTHEAST REGION	—	110,030	536,413	646,443	29,046	110,637	564,852	675,489	175,984
SOUTHEAST REGION
Legacy Hill	—	1,148	5,867	7,015	9,351	1,882	14,484	16,366	11,674	1977	Nov-95
Hickory Run	—	1,469	11,584	13,053	11,462	2,216	22,299	24,515	15,071	1989	Dec-95
Carrington Hills	—	2,117	—	2,117	35,400	4,577	32,940	37,517	22,595	1999	Dec-95
Brookridge	—	708	5,461	6,169	5,621	1,283	10,507	11,790	7,439	1986	Mar-96
Breckenridge	—	766	7,714	8,480	5,109	1,383	12,206	13,589	8,613	1986	Mar-97
Polo Park	23,550	4,583	16,293	20,876	16,798	5,781	31,893	37,674	23,980	2008	May-06
NASHVILLE, TN	23,550	10,791	46,919	57,710	83,741	17,122	124,329	141,451	89,372
Inlet Bay	—	7,702	23,150	30,852	16,397	9,505	37,744	47,249	28,569	1988/1989	Jun-03
MacAlpine Place	—	10,869	36,858	47,727	8,897	11,699	44,925	56,624	30,408	2001	Dec-04
TAMPA, FL	—	18,571	60,008	78,579	25,294	21,204	82,669	103,873	58,977
The Reserve and Park at Riverbridge	39,787	15,968	56,401	72,369	11,036	16,721	66,684	83,405	43,050	1999/2001	Dec-04
OTHER FLORIDA	39,787	15,968	56,401	72,369	11,036	16,721	66,684	83,405	43,050
TOTAL SOUTHEAST REGION	63,337	45,330	163,328	208,658	120,071	55,047	273,682	328,729	191,399
TOTAL OPERATING COMMUNITIES	435,549	742,885	2,065,213	2,808,098	857,449	835,264	2,830,283	3,665,547	1,405,677
COMMERCIAL
Circle Towers Office Bldg	—	1,407	—	1,407	6,110	1,380	6,137	7,517	3,138
TOTAL COMMERCIAL	—	1,407	—	1,407	6,110	1,380	6,137	7,517	3,138
Other (b)	—	—	—	—	1,640	—	1,640	1,640	—
TOTAL CORPORATE	—	—	—	—	1,640	—	1,640	1,640	—
TOTAL COMMERCIAL & CORPORATE	—	1,407	—	1,407	7,750	1,380	7,777	9,157	3,138
Deferred Financing Costs	$(1,575)
TOTAL REAL ESTATE OWNED	$433,974	$744,292	$2,065,213	$2,809,505	$865,199	$836,644	$2,838,060	$3,674,704	$1,408,815

(a)	Date of construction or date of last major renovation.

(b)	Includes unallocated accruals and capital expenditures.

The aggregate cost for federal income tax purpose was approximately $3.1 billion at December 31, 2016 (unaudited).

The estimated depreciable lives for all buildings in the latest Consolidated Statements of Operations are 35 to 55 years.

UNITED DOMINION REALTY, L.P.
SCHEDULE III — REAL ESTATE OWNED - (Continued)
DECEMBER 31, 2016
(In thousands)

3-YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION
The following is a reconciliation of the carrying amount of total real estate owned at December 31, (in thousands):

	2016	2015	2014
Balance at beginning of the year	$3,630,905	$4,238,770	$4,188,480
Real estate acquired	—	139,627	—
Capital expenditures and development	71,720	61,196	91,682
Real estate sold	(27,921)	(180,069)	(41,013)
Real estate deconsolidated	—	(628,479)	—
Casualty-related impairment of assets	—	(140)	(379)
Balance at end of year	$3,674,704	$3,630,905	$4,238,770
The following is a reconciliation of total accumulated depreciation for real estate owned at December 31, (in thousands):

	2016	2015	2014
Balance at beginning of the year	$1,281,258	$1,403,303	$1,241,574
Depreciation expense for the year	144,942	168,495	178,719
Accumulated depreciation on sales	(17,385)	(67,177)	(16,674)
Accumulated depreciation on property deconsolidated	—	(223,363)	—
Write off of accumulated depreciation on casualty-related impaired assets	—	—	(316)
Balance at end of year	$1,408,815	$1,281,258	$1,403,303

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
Exhibit 2.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

3.01	Articles of Restatement of UDR, Inc.	Exhibit 3.09 to UDR, Inc.’s Current Report on Form 8-K dated July 27, 2005 and filed with the Commission on August 1, 2005.

3.02	Articles of Amendment to the Articles of Restatement of UDR, Inc. dated and filed with the State Department of Assessments and Taxation of the State of Maryland on March 14, 2007.	Exhibit 3.2 to UDR, Inc.’s Current Report on Form 8-K dated March 14, 2007 and filed with the Commission on March 15, 2007.

3.03	Articles of Amendment to the Articles of Restatement of UDR, Inc. dated August 30, 2011 and filed with the State Department of Assessments and Taxation of the State of Maryland on August 31, 2011.	Exhibit 3.1 to UDR, Inc.’s Current Report on Form 8-K dated August 29, 2011 and filed with the Commission on September 1, 2011.

3.04
Articles Supplementary relating to UDR, Inc.’s 6.75% Series G Cumulative Redeemable Preferred Stock dated and filed with the State Department of Assessments and Taxation of the State of Maryland on May 30, 2007.
Exhibit 3.4 to UDR, Inc.’s Form 8-A Registration Statement dated and filed with the Commission on May 30, 2007.

3.05	Amended and Restated Bylaws of UDR, Inc. (as amended through May 12, 2016).	Exhibit 3.1 to UDR, Inc.’s Current Report on Form 8-K dated May 12, 2016 and filed with the Commission on May 18, 2016.

3.06	Certificate of Limited Partnership of United Dominion Realty, L.P. dated as of February 19, 2004.	Exhibit 3.4 to United Dominion Realty, L.P.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 dated and filed with the Commission on October 15, 2010.

3.07	Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004.	Exhibit 10.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit	Description	Location

3.08	First Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of June 24, 2005.	Exhibit 10.06 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

3.09	Second Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2006.	Exhibit 10.6 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

3.10	Third Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 2, 2007.	Exhibit 99.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

3.11	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 27, 2007.	Exhibit 10.25 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

3.12	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of March 7, 2008.	Exhibit 10.53 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.

3.13	Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 9, 2008.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 9, 2008 and filed with the Commission on December 10, 2008.

3.14	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of March 13, 2009.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated March 18, 2009 and filed with the Commission on March 19, 2009.

3.15	Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of November 17, 2010.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on November 18, 2010.

3.16	Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of December 4, 2015.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 4, 2015 and filed with the Commission on December 10, 2015.

4.01	Form of UDR, Inc. Common Stock Certificate.	Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K dated March 14, 2007 and filed with the Commission on March 15, 2007.

4.02	Senior Indenture dated as of November 1, 1995, by and between UDR, Inc. and First Union National Bank of Virginia, N.A., as trustee.	Exhibit 4(ii)(h)(1) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

4.03	Supplemental Indenture dated as of June 11, 2003, by and between UDR, Inc. and Wachovia Bank, National Association, as trustee.	Exhibit 4.03 to UDR, Inc.’s Current Report on Form 8-K dated June 17, 2004 and filed with the Commission on June 18, 2004.

4.04	Subordinated Indenture dated as of August 1, 1994 by and between UDR, Inc. and Crestar Bank, as trustee.	Exhibit 4(i)(m) to UDR, Inc.’s Form S-3 Registration Statement (Registration No. 33-64725) filed with the Commission on November 15, 1995.

Exhibit	Description	Location

4.05	Form of UDR, Inc. Senior Debt Security.	Exhibit 4(i)(n) to UDR, Inc.’s Form S-3 Registration Statement (Registration No. 33-64725) filed with the Commission on November 15, 1995.

4.06	Form of UDR, Inc. Subordinated Debt Security.	Exhibit 4(i)(p) to UDR, Inc.’s Form S-3 Registration Statement (Registration No. 33-55159) filed with the Commission on August 19, 1994.

4.07	Form of UDR, Inc. Fixed Rate Medium-Term Note, Series A.	Exhibit 4.01 to UDR, Inc.’s Current Report on Form 8-K dated March 20, 2007 and filed with the Commission on March 22, 2007.

4.08	Form of UDR, Inc. Floating Rate Medium-Term Note, Series A.	Exhibit 4.02 to UDR, Inc.’s Current Report on Form 8-K dated March 20, 2007 and filed with the Commission on March 22, 2007.

4.09	UDR, Inc. 4.25% Medium-Term Note, Series A due June 2018, issued May 23, 2011.	Exhibit 4.16 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.

4.10	UDR, Inc. 4.625% Medium-Term Note, Series A due January 2022, issued January 10, 2012.	Exhibit 4.17 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.

4.11	UDR, Inc. 3.70% Medium-Term Note, Series A due October 2020, issued September 26, 2013.	Exhibit 4.18 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.

4.12	Indenture dated as of April 1, 1994, by and between UDR, Inc. and Nationsbank of Virginia, N.A., as trustee.	Exhibit 4(ii)(f)(1) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

4.13	Supplemental Indenture dated as of August 20, 2009, by and between UDR, Inc. and U.S. Bank National Association, as trustee, to UDR, Inc.’s Indenture dated as of April 1, 1994.	Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K dated August 20, 2009 and filed with the Commission on August 21, 2009.

4.14	Guaranty of United Dominion Realty, L.P. with respect to UDR, Inc.’s Indenture dated as of November 1, 1995.	Exhibit 99.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 30, 2010.

4.15	Guaranty of United Dominion Realty, L.P. with respect to UDR, Inc.’s Indenture dated as of October 12, 2006.	Exhibit 99.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 30, 2010.

4.16
First Supplemental Indenture among UDR, Inc., United Dominion Realty, L.P. and U.S. Bank National Association, as Trustee, dated as of May 3, 2011, relating to UDR, Inc.’s Medium-Term Notes, Series A, due Nine Months or More from Date of Issue.
Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K filed with the Commission on May 4, 2011.

4.17	UDR, Inc. 3.75% Medium-Term Note, Series A due October 2024, issued June 26, 2014.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

Exhibit	Description	Location

4.18	UDR, Inc.’s 4.00% Medium-Term Note, Series A due October 2025, issued September 22, 2015.	Exhibit 4.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

4.19	UDR, Inc. 2.950% Medium-Term Note, Series A due September 2026, issued August 23, 2016.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.01*	UDR, Inc. 1999 Long-Term Incentive Plan (as amended and restated February 2, 2017).	Filed herewith.

10.02*	Form of UDR, Inc. Restricted Stock Award Agreement under the 1999 Long-Term Incentive Plan.	Filed herewith.

10.03*	Form of UDR, Inc. Restricted Stock Award Agreement for awards outside of the 1999 Long-Term Incentive Plan.	Exhibit 99.3 to UDR, Inc.’s Current Report on Form 8-K dated March 19, 2007 and filed with the Commission on March 19, 2007.

10.04*	Form of UDR, Inc. Notice of Performance Contingent Restricted Stock Award.	Exhibit 10.2 to UDR, Inc.’s Current Report on Form 8-K dated May 2, 2006 and filed with the Commission on May 8, 2006.

10.05*	Description of UDR, Inc. Shareholder Value Plan.	Exhibit 10(x) to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.06*	Description of UDR, Inc. Executive Deferral Plan.	Exhibit 10(xi) to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.07*	Indemnification Agreement by and between UDR, Inc. and each of its directors and officers listed on Schedule A thereto.	Filed herewith.

10.08	Amended and Restated Master Credit Facility Agreement dated as of June 24, 2002 by and between UDR, Inc. and Green Park Financial Limited Partnership, as amended through February 14, 2007.	Exhibit 10.41 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.09	Limited Liability Company Agreement of UDR Texas Ventures LLC, a Delaware limited liability company, dated as of November 5, 2007.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated November 5, 2007 and filed with the Commission on November 9, 2007.

10.10*	Letter Agreement between UDR, Inc. and Thomas M. Herzog, dated May 12, 2016.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated May 12, 2016 and filed with the Commission on May 18, 2016.

10.11	Subordination Agreement dated as of April 16, 1998, by and between UDR, Inc. and United Dominion Realty, L.P.	Exhibit 10(vi)(a) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

Exhibit	Description	Location

10.12
ATM Equity OfferingSM Sales Agreement among UDR, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, dated April 4, 2012.
Exhibit 1.1 to UDR, Inc.’s Current Report on Form 8-K dated April 4, 2012 and filed with the Commission on April 5, 2012.

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
Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 1, 2011.

10.14	Credit Agreement, dated as of October 20, 2015, by and among UDR, Inc., as borrower, and the lenders and agents party thereto.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated October 20, 2015 and filed with the Commission on October 26, 2015.

10.15	Guaranty of United Dominion Realty, L.P., dated as of October 20, 2015, with respect to the Credit Agreement, dated as of October 20, 2015.	Exhibit 10.2 to UDR, Inc.’s Current Report on Form 8-K dated October 20, 2015 and filed with the Commission on October 26, 2015.

10.16	Aircraft Time Sharing Agreement dated as of November 11, 2016, by and between UDR, Inc. and Thomas W. Toomey.	Filed herewith.

10.17	Aircraft Time Sharing Agreement dated as of November 11, 2016, by and between UDR, Inc. and Warren L. Troupe.	Filed herewith.

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
Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated July 29, 2014 and filed with the Commission on July 31, 2014.

10.20	Underwriting Agreement between UDR, Inc. and Credit Suisse Securities (USA) LLC dated August 19, 2015.	Exhibit 1.1 to UDR, Inc.’s Current Report on Form 8-K dated August 19, 2015 and filed with the Commission on August 24, 2015.

10.21	Agreement of Limited Partnership of UDR Lighthouse DownREIT L.P., dated as of October 5, 2015, as amended.	Exhibit 10.21 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

Exhibit	Description	Location

10.22*	Class 1 LTIP Unit Award Agreement	Exhibit 10.22 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

10.23*	Notice of Class 2 LTIP Unit Award	Exhibit 10.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

10.24	First Amendment, dated January 20, 2017, to the Credit Agreement, dated as of October 20, 2015, by and among UDR, Inc., as borrower, and the lenders and agents party thereto.	Filed herewith.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of UDR, Inc.	Filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges of United Dominion Realty, L.P.	Filed herewith.

21	Subsidiaries of UDR, Inc. and United Dominion Realty, L.P.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm for UDR, Inc.	Filed herewith.

23.2	Consent of Independent Registered Public Accounting Firm for United Dominion Realty, L.P.	Filed herewith.

23.3	Consent of Independent Registered Public Accounting Firm for UDR Lighthouse DownREIT L.P.	Filed herewith.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.	Filed herewith.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.	Filed herewith.

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer of United Dominion Realty, L.P.	Filed herewith.

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer of United Dominion Realty, L.P.	Filed herewith.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.	Filed herewith.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.	Filed herewith.

32.3	Section 1350 Certification of the Chief Executive Officer of United Dominion Realty, L.P.	Filed herewith.

Exhibit	Description	Location

32.4	Section 1350 Certification of the Chief Financial Officer of United Dominion Realty, L.P.	Filed herewith.

99.1	UDR Lighthouse DownREIT L.P. financial statements as required under Rule 3-09 of Regulation S-X.	Filed herewith.

101
XBRL (Extensible Business Reporting Language). The following materials from this Annual Report on Form 10-K for the period ended December 31, 2016, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., (vi) notes to consolidated financial statements of UDR, Inc., (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of comprehensive income/(loss) of United Dominion Realty, L.P.; (x) consolidated statements of changes in capital of United Dominion Realty, L.P., (xi) consolidated statements of cash flows of United Dominion Realty, L.P. and (xii) notes to consolidated financial statements of United Dominion Realty, L.P.

*	Management Contract or Compensatory Plan or Arrangement