Form 10-Q
period 2017-03-31
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2017-04-25
CIK 74208, 1018254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

UDR, Inc.:
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

United Dominion Realty, L.P.:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

UDR, Inc.	☐
United Dominion Realty, L.P.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

UDR, Inc.	Yes ☐ No ☒
United Dominion Realty, L.P.	Yes ☐ No ☒
The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of April 21, 2017 was 267,391,715.

UDR, INC.
UNITED DOMINION REALTY, L.P.

EXPLANATORY NOTE
This Report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2017 of UDR, Inc., a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR, Inc. is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company,” “UDR” or “UDR, Inc.” refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including United Dominion Realty, L.P. and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”), both Delaware limited partnerships of which UDR is the sole general partner. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or the “OP” refer to United Dominion Realty, L.P., together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership and the DownREIT Partnership are referred to as “OP Units” and “DownREIT Units,” respectively, and the holders of the OP Units and DownREIT Units are referred to as “unitholders.” This combined Form 10-Q is being filed separately by UDR and the Operating Partnership.
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
As of March 31, 2017, UDR owned 110,883 units (100%) of the general partnership interests of the Operating Partnership and 174,122,808 OP Units, representing approximately 95.0% of total outstanding OP Units in the Operating Partnership. UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and UDR's role as the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are presented in this report for each of UDR and the Operating Partnership.

UDR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$9,393,732	$9,271,847
Less: accumulated depreciation	(3,026,660)	(2,923,072)
Real estate held for investment, net	6,367,072	6,348,775
Real estate under development (net of accumulated depreciation of $0 and $0, respectively)	393,837	342,282
Real estate held for disposition (net of accumulated depreciation of $0 and $553, respectively)	—	1,071
Total real estate owned, net of accumulated depreciation	6,760,909	6,692,128
Cash and cash equivalents	2,460	2,112
Restricted cash	19,757	19,994
Notes receivable, net	19,790	19,790
Investment in and advances to unconsolidated joint ventures, net	818,990	827,025
Other assets	114,005	118,535
Total assets	$7,735,911	$7,679,584

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$1,031,507	$1,130,858
Unsecured debt, net	2,505,785	2,270,620
Real estate taxes payable	23,105	17,388
Accrued interest payable	27,887	29,257
Security deposits and prepaid rent	36,894	34,238
Distributions payable	91,436	86,936
Accounts payable, accrued expenses, and other liabilities	74,608	103,835
Total liabilities	3,791,222	3,673,132

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	904,778	909,482

Equity:
Preferred stock, no par value; 50,000,000 shares authorized:
8.00% Series E Cumulative Convertible; 2,796,903 shares issued and outstanding at March 31, 2017 and December 31, 2016	46,457	46,457
Series F; 16,155,807 and 16,196,889 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1	1
Common stock, $0.01 par value; 350,000,000 shares authorized:
267,398,819 and 267,259,469 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	2,674	2,673
Additional paid-in capital	4,635,942	4,635,413
Distributions in excess of net income	(1,644,621)	(1,585,825)
Accumulated other comprehensive income/(loss), net	(4,288)	(5,609)
Total stockholders’ equity	3,036,165	3,093,110
Noncontrolling interests	3,746	3,860
Total equity	3,039,911	3,096,970
Total liabilities and equity	$7,735,911	$7,679,584
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
REVENUES:
Rental income	$241,271	$231,957
Joint venture management and other fees	2,570	2,858
Total revenues	243,841	234,815
OPERATING EXPENSES:
Property operating and maintenance	39,600	39,446
Real estate taxes and insurance	30,188	28,377
Property management	6,635	6,379
Other operating expenses	1,691	1,752
Real estate depreciation and amortization	105,032	105,339
General and administrative	13,075	13,844
Casualty-related (recoveries)/charges, net	502	—
Other depreciation and amortization	1,608	1,553
Total operating expenses	198,331	196,690
Operating income	45,510	38,125
Income/(loss) from unconsolidated entities	11,198	679
Interest expense	(30,539)	(31,104)
Interest income and other income/(expense), net	427	431
Income/(loss) before income taxes and gain/(loss) on sale of real estate owned	26,596	8,131
Tax (provision)/benefit, net	(332)	403
Income/(loss) from continuing operations	26,264	8,534
Gain/(loss) on sale of real estate owned, net of tax	2,132	3,070
Net income/(loss)	28,396	11,604
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(2,338)	(905)
Net (income)/loss attributable to noncontrolling interests	(91)	(306)
Net income/(loss) attributable to UDR, Inc.	25,967	10,393
Distributions to preferred stockholders — Series E (Convertible)	(929)	(929)
Net income/(loss) attributable to common stockholders	$25,038	$9,464

Common distributions declared per share	$0.310	$0.295

Income/(loss) per weighted average common share:
Basic	$0.09	$0.04
Diluted	$0.09	$0.04

Weighted average number of common shares outstanding:
Basic	266,790	262,456
Diluted	268,688	264,285
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income/(loss)	$28,396	$11,604
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	632	(811)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	818	935
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	1,450	124
Comprehensive income/(loss)	29,846	11,728
Comprehensive (income)/loss attributable to noncontrolling interests	(2,558)	(692)
Comprehensive income/(loss) attributable to UDR, Inc.	$27,288	$11,036

See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss), net	Noncontrolling Interests	Total
Balance at December 31, 2016	$46,458	$2,673	$4,635,413	$(1,585,825)	$(5,609)	$3,860	$3,096,970
Net income/(loss) attributable to UDR, Inc.	—	—	—	25,967	—	—	25,967
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	101	101
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	125	125
Long-Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	(340)	(340)
Other comprehensive income/(loss)	—	—	—	—	1,321	—	1,321
Issuance/(forfeiture) of common and restricted shares, net	—	1	(1,879)	—	—	—	(1,878)
Cumulative effect upon adoption of ASU 2016-09	—	—	558	(558)	—	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	—	1,850	—	—	—	1,850
Common stock distributions declared ($0.310 per share)	—	—	—	(82,995)	—	—	(82,995)
Preferred stock distributions declared-Series E ($0.3322 per share)	—	—	—	(929)	—	—	(929)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(281)	—	—	(281)
Balance at March 31, 2017	$46,458	$2,674	$4,635,942	$(1,644,621)	$(4,288)	$3,746	$3,039,911
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating Activities
Net income/(loss)	$28,396	$11,604
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	106,640	106,892
(Gain)/loss on sale of real estate owned, net of tax	(2,132)	(3,070)
Tax provision/(benefit), net	332	(403)
(Income)/loss from unconsolidated entities	(11,198)	(679)
Return on investment in unconsolidated joint ventures	1,455	272
Amortization of share-based compensation	3,379	3,879
Other	4,264	2,497
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	3,856	(1,853)
Increase/(decrease) in operating liabilities	(14,528)	(6,378)
Net cash provided by/(used in) operating activities	120,464	112,761

Investing Activities
Acquisition of real estate assets	(65,381)	—
Proceeds from sales of real estate investments, net	3,250	21,951
Development of real estate assets	(63,022)	(36,045)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(21,921)	(24,917)
Capital expenditures — non-real estate assets	(1,233)	(664)
Investment in unconsolidated joint ventures	(24,193)	(13,262)
Distributions received from unconsolidated joint ventures	9,711	7,711
Net cash provided by/(used in) investing activities	(162,789)	(45,226)

Financing Activities
Payments on secured debt	(99,463)	(2,205)
Payments on unsecured debt	—	(83,373)
Proceeds from the issuance of unsecured debt	220,000	—
Net proceeds/(repayment) of revolving bank debt	14,790	(73,652)
Proceeds from the issuance of common shares through public offering, net	—	173,300
Distributions paid to redeemable noncontrolling interests	(7,476)	(7,085)
Distributions paid to preferred stockholders	(925)	(924)
Distributions paid to common stockholders	(78,942)	(72,704)
Other	(5,311)	(3,966)
Net cash provided by/(used in) financing activities	42,673	(70,609)
Net increase/(decrease) in cash and cash equivalents	348	(3,074)
Cash and cash equivalents, beginning of period	2,112	6,742
Cash and cash equivalents, end of period	$2,460	$3,668

	Three Months Ended
	March 31,
	2017	2016
Supplemental Information:
Interest paid during the period, net of amounts capitalized	$32,463	$31,918
Cash paid/(refunds received) for income taxes	171	267

Non-cash transactions:
Transfer of investment in and advances to unconsolidated joint ventures to real estate owned	$32,260	$—
Vesting of LTIP Units	2,317	—
Development costs and capital expenditures incurred but not yet paid	34,336	21,220
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (50,689 shares in 2017 and 0 shares in 2016)	1,850	—
Dividends declared but not yet paid	91,436	86,963
See accompanying notes to consolidated financial statements.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

1. BASIS OF PRESENTATION
Basis of Presentation
UDR, Inc., collectively with our consolidated subsidiaries (“UDR,” the “Company,” “we,” “our,” or “us”), is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of March 31, 2017, there were 183,350,924 units in the Operating Partnership ("OP Units") outstanding, of which 174,233,691 OP Units, or 95.0%, were owned by UDR and 9,117,233 OP Units, or 5.0%, were owned by outside limited partners. As of March 31, 2017, there were 32,367,380 units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 16,532,096, or 51.1%, were owned by UDR (including 13,470,651 DownREIT Units, or 41.6%, that were held by the Operating Partnership) and 15,835,284, or 48.9%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of March 31, 2017, and results of operations for the three months ended March 31, 2017 and 2016 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2016 appearing in UDR’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 21, 2017.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017

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

The Company elected to early adopt ASU 2016-15 in 2016 and elected to classify distributions received from equity method investees using the cumulative earnings approach. As a result, for the three months ended March 31, 2016, the following amounts classified under the adopted ASU as returns on investment in unconsolidated joint ventures were reclassified on the Consolidated Statements of Cash Flow (in thousands):

Three Months Ended
March 31, 2016
Return on investment in unconsolidated joint ventures - as previously presented	$—
Return on investment in unconsolidated joint ventures	272
Return on investment in unconsolidated joint ventures - as presented herein	$272

Distributions received from unconsolidated joint ventures - as previously presented	$7,983
Return on investment in unconsolidated joint ventures	(272)
Distributions received from unconsolidated joint ventures - as presented herein	$7,711

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU aims to simplify the accounting for share-based payments by amending the accounting for forfeitures, statutory tax withholding requirements, classification in the statements of cash flow and income taxes. The updated standard was effective for the Company on January 1, 2017, at which time the Company prospectively began accounting for forfeitures as incurred and began applying the updated rules for statutory withholdings. As a result of adopting the ASU, the Company recorded a one-time adjustment for existing estimated forfeitures of $0.6 million as of January 1, 2017 to Distributions in Excess of Net Income on January 1, 2017.

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
MARCH 31, 2017

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
Principles of Consolidation
The Company accounts for subsidiary partnerships, joint ventures and other similar entities in which it holds an ownership interest in accordance with the consolidation guidance. The Company first evaluates whether each entity is a variable interest entity ("VIE"). Under the VIE model, the Company consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Company consolidates an entity when it controls the entity through ownership of a majority voting interest.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017

Notes Receivable

The following table summarizes our notes receivable, net as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	Interest rate at	Balance outstanding
	March 31, 2017	March 31, 2017	December 31, 2016
Note due February 2020 (a)	10.00%	$12,994	$12,994
Note due July 2017 (b)	8.00%	2,500	2,500
Note due October 2020 (c)	8.00%	1,296	1,296
Note due April 2021 (d)	10.00%	3,000	3,000
Total notes receivable, net		$19,790	$19,790
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

(c)
The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $2.0 million, of which, $1.3 million has been funded. Interest payments are due when the loan matures. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $10.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (October 2020).

(d) The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $15.0 million, of which, $3.0 million has been funded. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $25.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (April 2021).
The Company recognized $0.5 million and $0.4 million of interest income from notes receivable during the three months ended March 31, 2017 and 2016, respectively, none of which was related party interest income. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.
Comprehensive Income/(Loss)
Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three months ended March 31, 2017 and 2016, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 10, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three months ended March 31, 2017 and 2016 was $0.1 million and $(0.5) million, respectively.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017

Income Taxes
Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as taxable REIT subsidiaries (“TRS”).
Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of March 31, 2017 and December 31, 2016, UDR’s net deferred tax asset was $0.4 million and $0.6 million, respectively.
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
UDR had no material unrecognized tax benefit, accrued interest or penalties at March 31, 2017. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2013 through 2016 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017

3. REAL ESTATE OWNED
Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. As of March 31, 2017, the Company owned and consolidated 128 communities in 10 states plus the District of Columbia totaling 39,698 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Land	$1,812,797	$1,801,576
Depreciable property — held and used:
Land improvements	180,837	178,701
Building, improvements, and furniture, fixtures and equipment	7,400,098	7,291,570
Under development:
Land and land improvements	111,028	111,028
Building, improvements, and furniture, fixtures and equipment	282,809	231,254
Real estate held for disposition:
Land and land improvements	—	1,104
Building, improvements, and furniture, fixtures and equipment	—	520
Real estate owned	9,787,569	9,615,753
Accumulated depreciation	(3,026,660)	(2,923,625)
Real estate owned, net	$6,760,909	$6,692,128

Acquisitions

During the three months ended March 31, 2017, the Company exercised its fixed-price option to purchase its joint venture partner's ownership interest in a 244 home operating community in Seattle, Washington, thereby increasing its ownership interest from 49% to 100%, for a cash purchase price of approximately $66.0 million. As a result, the Company consolidated the operating community. The Company had previously accounted for its 49% ownership interest as a preferred equity investment in an unconsolidated joint venture (see Note 5, Joint Ventures and Partnerships). As a result of the consolidation, the Company increased its real estate owned by approximately $97.0 million, recorded approximately $1.7 million of in-place lease intangibles and recorded a gain on consolidation of $12.2 million, which is included in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations.

Dispositions

During the three months ended March 31, 2017, the Company sold a parcel of land in Richmond, Virginia for gross proceeds of $3.5 million, resulting in net proceeds of $3.3 million and a gain of $2.1 million.

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, were $2.8 million and $2.0 million for the three months ended March 31, 2017 and 2016, respectively. Total interest capitalized was $4.7 million and $4.2 million for the three months ended March 31, 2017 and 2016, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion and depreciation commences over the estimated useful life.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017

4. VARIABLE INTEREST ENTITIES

The Company has determined that the Operating Partnership and DownREIT Partnership are VIEs as the limited partners lack substantive kick-out rights and substantive participating rights. The Company has concluded that it is the primary beneficiary of, and therefore consolidates the Operating Partnership and DownREIT Partnership based on its role as the sole general partner of the Operating Partnership and DownREIT Partnership. The Company's role as community manager and its equity interests give us the power to direct the activities that most significantly impact the economic performance and the obligation to absorb potentially significant losses or the right to receive potentially significant benefits of the Operating Partnership and DownREIT Partnership.

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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of March 31, 2017 and December 31, 2016 (dollars in thousands):

Joint Venture	Location of Properties	Number of Properties	Number of Apartment Homes	Investment at		UDR’s Ownership Interest
		March 31, 2017	March 31, 2017	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Operating and development:
UDR/MetLife I	Los Angeles, CA	1 development community (a)	150	$29,182	$25,209	50.0%	50.0%
UDR/MetLife II (b)	Various	18 operating communities	4,059	309,409	311,282	50.0%	50.0%
Other UDR/MetLife Development Joint Ventures		1 operating community;
	Various	4 development communities (a)	1,437	156,096	160,979	50.6%	50.6%
UDR/MetLife Vitruvian Park®	Addison, TX	3 operating communities;
		1 development community (a);
		5 land parcels	1,513	73,154	72,414	50.0%	50.0%
UDR/KFH	Washington, D.C.	3 operating communities	660	11,801	12,835	30.0%	30.0%
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment and preferred equity investment				$579,642	$582,719

						Income from investments for the three months ending March 31,
				Investment at
	Location	Rate	Years To Maturity	March 31, 2017	December 31, 2016	2017	2016
Participating loan investment:
Steele Creek	Denver, CO	6.5%	0.3	$94,002	$94,003	$1,533	$1,519
Preferred equity investment:
West Coast Development Joint Ventures (c)	Various	6.5% (c)	N/A	145,346	150,303	$12,766	$1,427
Total investment in and advances to unconsolidated joint ventures, net				$818,990	$827,025

(a)
The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes upon completion of development. As of March 31, 2017, 1,018 apartment homes had been completed in Other UDR/MetLife Development Joint Ventures, and no apartment homes had been completed in UDR/MetLife I or in UDR/MetLife Vitruvian Park®.

(b)
In September 2015, the 717 Olympic community, which is owned by the UDR/MetLife II joint venture, experienced extensive water damage due to a ruptured water pipe. For the three months ended March 31, 2017 and 2016, the Company recorded casualty-related charges/(recoveries) of $0.9 million and $(1.1) million, respectively, representing its proportionate share of the total charges/(recoveries) recognized.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017

(c)
In May 2015, the Company entered into a joint venture agreement with an unaffiliated joint venture partner and agreed to pay $136.3 million for a 48% ownership interest in a portfolio of five communities that were under construction. The communities are located in three of the Company’s core, coastal markets: Seattle, Washington, Los Angeles and Orange County, California. UDR earns a 6.5% preferred return on its investment through each individual community’s date of stabilization, defined as when a community reaches 80% occupancy for 90 consecutive days, while the joint venture partner is allocated all operating income and expense during the pre-stabilization period. Upon stabilization, income and expense are shared based on each partner’s ownership percentage and the Company no longer receives a 6.5% preferred return on its investment in the stabilized community. The Company serves as property manager and earns a management fee during the lease-up phase and subsequent operation of each of the communities. The unaffiliated joint venture partner is the general partner of the joint venture and the developer of the communities.

At inception of the agreement, the Company had a fixed-price option to acquire the remaining interest in each community beginning one year after completion. If the options are exercised for all five communities, the Company’s total purchase price will be $597.4 million. In the event the Company does not exercise its options to purchase at least two communities, the unaffiliated joint venture partner will be entitled to earn a contingent disposition fee equal to a 6.5% return on its implied equity in the communities not acquired. The unaffiliated joint venture partner is providing certain guaranties and there are construction loans on all five communities.
During the three months ended March 31, 2017, the Company exercised its fixed-price option to purchase the joint venture partner’s ownership interest in one of the five communities, a 244 home operating community in Seattle, Washington, thereby increasing its ownership interest from 49% to 100%, for a cash purchase price of approximately $66.0 million. As a result, the Company consolidated the operating community and it is no longer accounted for as a preferred equity investment in an unconsolidated joint venture (see Note 4, Real Estate Owned). As a result of the consolidation, the Company recorded a gain on consolidation of $12.2 million, which is included in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations.
As of March 31, 2017, construction was completed on three of the four remaining communities. Two of the four remaining communities had achieved stabilization. The other two remaining communities have not achieved stabilization and the Company continues to receive a 6.5% preferred return on its investment in those communities.
In March 2017, the Company entered into an additional joint venture agreement with the unaffiliated joint venture partner and agreed to pay $15.5 million for a 49% ownership interest in a 155 home community that is currently under construction in Seattle, Washington (together with the May 2015 joint venture described above, the “West Coast Development Joint Ventures”). Consistent with the terms of the May 2015 joint venture agreement, UDR earns a 6.5% preferred return on its investment through the community’s date of stabilization, as defined above, while our joint venture partner is allocated all operating income and expense during the pre-stabilization period. Upon stabilization, income and expense will be shared based on each partner’s ownership percentage and the Company will no longer receive a 6.5% preferred return on its investment in the stabilized community. The Company will serve as property manager and will earn a management fee during the lease-up phase and subsequent operation of the community. The unaffiliated joint venture partner is the general partner and the developer of the community. The Company has concluded it does not control the joint venture and accounts for it under the equity method of accounting.
The Company has a fixed-price option to acquire the remaining interest in the community beginning one year after completion for a total price of $61.3 million. The unaffiliated joint venture partner is providing certain guaranties and there is a construction loan on the community.
The Company's recorded equity investment in the West Coast Development Joint Ventures at March 31, 2017 and December 31, 2016 of $145.3 million and $150.3 million, respectively, is inclusive of outside basis costs and our accrued but unpaid preferred return.
As of March 31, 2017 and December 31, 2016, the Company had deferred fees and deferred profit of $9.7 million and $9.5 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017

The Company recognized management fees of $2.6 million and $2.8 million for the three months ended March 31, 2017 and 2016, respectively, for our management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.
The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.
We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decreases in the value of its investments in unconsolidated joint ventures or partnerships during the three months ended March 31, 2017 and 2016.

Combined summary balance sheets relating to the unconsolidated joint ventures and partnerships (not just our proportionate share) are presented below as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Total real estate, net	$2,904,183	$2,901,067
Cash and cash equivalents	28,676	32,503
Other assets	17,288	19,047
Total assets	$2,950,147	$2,952,617
Amount due to/(from) UDR	$2,746	$521
Third party debt, net	1,811,490	1,794,379
Accounts payable and accrued liabilities	55,471	66,391
Total liabilities	$1,869,707	$1,861,291
Total equity	$1,080,440	$1,091,326
Combined summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016
Total revenues	$58,524	$55,037
Property operating expenses	(21,834)	(23,413)
Real estate depreciation and amortization	(23,333)	(18,943)
Operating income/(loss)	13,357	12,681
Interest expense	(17,690)	(16,181)
Net income/(loss)	$(4,333)	$(3,500)

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017

6. SECURED AND UNSECURED DEBT, NET
The following is a summary of our secured and unsecured debt at March 31, 2017 and December 31, 2016 (dollars in thousands):

			Three Months Ended
	Principal Outstanding		March 31, 2017
	March 31, 2017	December 31, 2016	Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$401,135	$402,996	4.04%	6.1	7
Fannie Mae credit facilities (b)	355,836	355,836	5.06%	2.6	10
Deferred financing costs	(2,482)	(2,681)
Total fixed rate secured debt, net	754,489	756,151	4.53%	4.4	17
Variable Rate Debt
Tax-exempt secured notes payable (c)	94,700	94,700	1.42%	5.9	2
Fannie Mae credit facilities (b)	182,606	280,946	2.05%	1.3	5
Deferred financing costs	(288)	(939)
Total variable rate secured debt, net	277,018	374,707	1.84%	2.9	7
Total Secured Debt, net	1,031,507	1,130,858	3.80%	4.0	24

Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due January 2020 (d) (h)	—	—	—%	2.8
Borrowings outstanding under unsecured commercial paper program due April 2017 (e) (h)	220,000	—	1.24%	0.0
Borrowings outstanding under unsecured working capital credit facility due January 2019 (f)	36,140	21,350	1.88%	1.8
Term Loan Facility due January 2021 (d) (h)	35,000	35,000	1.73%	3.8
Fixed Rate Debt
4.25% Medium-Term Notes due June 2018 (net of discounts of $501 and $608, respectively) (h)	299,499	299,392	4.25%	1.2
3.70% Medium-Term Notes due October 2020 (net of discounts of $28 and $30, respectively) (h)	299,972	299,970	3.70%	3.5
2.34% Term Loan Facility due January 2021 (d) (h)	315,000	315,000	2.34%	3.8
4.63% Medium-Term Notes due January 2022 (net of discounts of $1,715 and $1,805 respectively) (h)	398,285	398,195	4.63%	4.8
3.75% Medium-Term Notes due July 2024 (net of discounts of $756 and $782, respectively) (h)	299,244	299,218	3.75%	7.3
8.50% Debentures due September 2024	15,644	15,644	8.50%	7.5
4.00% Medium-Term Notes due October 2025 (net of discounts of $585 and $602, respectively) (g) (h)	299,415	299,398	4.00%	8.5
2.95% Medium-Term Notes due September 2026 (h)	300,000	300,000	2.95%	9.4
Other	21	21
Deferred financing costs	(12,435)	(12,568)
Total Unsecured Debt, net	2,505,785	2,270,620	3.52%	4.9
Total Debt, net	$3,537,292	$3,401,478	3.67%	4.6

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of March 31, 2017, secured debt encumbered $1.9 billion or 19.7% of UDR’s total real estate owned based upon gross book value ($7.9 billion or 80.3% of UDR’s real estate owned based on gross book value is unencumbered).
(a) At March 31, 2017, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from May 2019 through November 2026 and carry interest rates ranging from 3.15% to 5.86%.
The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the life of the underlying debt instrument.
During the three months ended March 31, 2017 and 2016, the Company had $0.7 million and $0.8 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $10.4 million and $11.2 million at March 31, 2017 and December 31, 2016, respectively.
(b) UDR had three secured credit facilities with Fannie Mae with an aggregate commitment of $538.4 million at March 31, 2017. The Fannie Mae credit facilities mature at various dates from May 2017 through July 2020 and bear interest at floating and fixed rates. At March 31, 2017, $355.8 million of the outstanding balance was fixed and had a weighted average interest rate of 5.06% and the remaining balance of $182.6 million had a weighted average variable interest rate of 2.05%. During the three months ended March 31, 2017, the Company prepaid $98.3 million of its secured credit facilities with borrowings under the Company's unsecured commercial paper program.
Further information related to these credit facilities is as follows (dollars in thousands):

	March 31, 2017	December 31, 2016
Borrowings outstanding	$538,442	$636,782
Weighted average borrowings during the period ended	604,002	737,802
Maximum daily borrowings during the period ended	636,782	813,544
Weighted average interest rate during the period ended	3.9%	3.9%
Weighted average interest rate at the end of the period	4.0%	3.8%
(c) The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature in August 2019 and March 2032. Interest on these notes is payable in monthly installments. The variable rate mortgage notes have interest rates ranging from 1.39% to 1.44% as of March 31, 2017.

(d) The Company has a $1.1 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million unsecured term loan facility (the “Term Loan Facility”). The credit agreement for these facilities (the "Credit Agreement") allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan Facility to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions, including obtaining commitments from any one or more lenders. The Revolving Credit Facility has a scheduled maturity date of January 31, 2020, with two six-month extension options, subject to certain conditions. The Term Loan Facility has a scheduled maturity date of January 29, 2021.

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
MARCH 31, 2017

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

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Total revolving credit facility	$1,100,000	$1,100,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	9,222	161,505
Maximum daily borrowings during the period ended	120,000	340,000
Weighted average interest rate during the period ended	1.6%	1.4%
Interest rate at end of the period	—%	—%
(1) Excludes $2.9 million and $2.9 million of letters of credit at March 31, 2017 and December 31, 2016, respectively.

(e) On January 23, 2017, the Company entered into an unsecured commercial paper program. Under the terms of the program, the Company may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $500 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of the Company’s other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership.

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Total unsecured commercial paper program	$500,000	$—
Borrowings outstanding at end of period	220,000	—
Weighted average daily borrowings during the period ended	80,228	—
Maximum daily borrowings during the period ended	220,000	—
Weighted average interest rate during the period ended	1.2%	—%
Interest rate at end of the period	1.2%	—%

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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Total revolving working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	36,140	21,350
Weighted average daily borrowings during the period ended	26,714	21,936
Maximum daily borrowings during the period ended	67,799	69,633
Weighted average interest rate during the period ended	1.7%	1.4%
Interest rate at end of the period	1.9%	1.7%

(g) The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $200 million of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 4.55%.

(h) The Operating Partnership is a guarantor of this debt.

The aggregate maturities, including amortizing principal payments of unsecured and secured debt, of total debt for the next ten calendar years subsequent to March 31, 2017 are as follows (dollars in thousands):

Year	Total Fixed Secured Debt	Total Variable Secured Debt	Total Secured Debt	Total Unsecured Debt	Total Debt
2017	$3,310	$46,568	$49,878	$220,000	$269,878
2018	74,637	136,038	210,675	300,000	510,675
2019	249,395	67,700	317,095	36,140	353,235
2020	198,076	—	198,076	300,000	498,076
2021	1,117	—	1,117	350,000	351,117
2022	1,157	—	1,157	400,000	401,157
2023	41,245	—	41,245	—	41,245
2024	—	—	—	315,644	315,644
2025	127,600	—	127,600	300,000	427,600
2026	50,000	—	50,000	300,000	350,000
Thereafter	—	27,000	27,000	—	27,000
Subtotal	746,537	277,306	1,023,843	2,521,784	3,545,627
Non-cash (a)	7,952	(288)	7,664	(15,999)	(8,335)
Total	$754,489	$277,018	$1,031,507	$2,505,785	$3,537,292
(a) Includes the unamortized balance of fair market value adjustments, premiums/discounts and deferred financing costs. For the three months ended March 31, 2017 and 2016, the Company amortized $1.1 million and $1.3 million, respectively, of deferred financing costs into Interest expense.
We were in compliance with the covenants of our debt instruments at March 31, 2017.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017

7. INCOME/(LOSS) PER SHARE
The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended
	March 31,
	2017	2016
Numerator for income/(loss) per share:
Income/(loss) from continuing operations	$26,264	$8,534
Gain/(loss) on sale of real estate owned, net of tax	2,132	3,070
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(2,338)	(905)
Net (income)/loss attributable to noncontrolling interests	(91)	(306)
Net income/(loss) attributable to UDR, Inc.	25,967	10,393
Distributions to preferred stockholders — Series E (Convertible)	(929)	(929)
Income/(loss) attributable to common stockholders - basic and diluted	$25,038	$9,464

Denominator for income/(loss) per share:
Weighted average common shares outstanding	267,402	263,355
Non-vested restricted stock awards	(612)	(899)
Denominator for basic income/(loss) per share	266,790	262,456
Incremental shares issuable from assumed conversion of stock options, unvested LTIP Units and unvested restricted stock	1,898	1,829
Denominator for diluted income/(loss) per share	268,688	264,285

Income/(loss) per weighted average common share:
Basic	$0.09	$0.04
Diluted	$0.09	$0.04
Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units ("LTIP Units") and unvested restricted stock. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three months ended March 31, 2017 and 2016, the effect of the conversion of the OP Units, DownREIT Units and convertible preferred stock was not dilutive and therefore not included in the above calculation.

The following table sets forth the additional shares of common stock outstanding by equity instrument if converted to common stock for each of the three months ended March 31, 2017 and 2016 (shares in thousands):

	Three Months Ended
	March 31,
	2017	2016
OP/DownREIT Units	24,962	25,191
Convertible preferred stock	3,028	3,028
Stock options, unvested LTIP Units and unvested restricted stock	1,898	1,829

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017

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
The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, December 31, 2016	$909,482
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	281
Conversion of OP Units/DownREIT Units to Common Stock	(1,850)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	2,338
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(7,919)
Vesting of Long-Term Incentive Plan Units	2,317
Allocation of other comprehensive income/(loss)	129
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, March 31, 2017	$904,778
Noncontrolling Interests
Noncontrolling interests represent interests of unrelated partners and unvested LTIP Units in certain consolidated affiliates, and is presented as part of equity in the Consolidated Balance Sheets since these interests are not redeemable. During the three months ended March 31, 2017 and 2016, Net (income)/loss attributable to noncontrolling interests was $(0.1) million and $(0.3) million, respectively.
The Company grants LTIP Units to certain employees and non-employee directors. The LTIP Units represent an ownership interest in the Operating Partnership and have vesting terms of between one and three years, specific to the individual grants.
Noncontrolling interests related to long-term incentive plan units represent the unvested LTIP Units of these employees and non-employee directors in the Operating Partnership. The net income/(loss) allocated to the unvested LTIP Units is included in Net (income)/loss attributable to noncontrolling interests on the Consolidated Statements of Operations.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017

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

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of March 31, 2017 and December 31, 2016 are summarized as follows (dollars in thousands):

			Fair Value at March 31, 2017, Using
	Total Carrying Amount in Statement of Financial Position at March 31, 2017	Fair Value Estimate at March 31, 2017	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Notes receivable (a)	$19,790	$19,735	$—	$—	$19,735
Derivatives - Interest rate contracts (b)	5,067	5,067	—	5,067	—
Total assets	$24,857	$24,802	$—	$5,067	$19,735

Derivatives - Interest rate contracts (b)	$9	$9	$—	$9	$—
Secured debt instruments - fixed rate: (c)
Mortgage notes payable	401,135	395,504	—	—	395,504
Fannie Mae credit facilities	355,836	365,391	—	—	365,391
Secured debt instruments - variable rate: (c)
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	182,606	182,606	—	—	182,606
Unsecured debt instruments: (c)
Working capital credit facility	36,140	36,140	—	—	36,140
Commercial paper program	220,000	220,000	—	—	220,000
Unsecured notes	2,262,059	2,302,863	—	—	2,302,863
Total liabilities	$3,552,485	$3,597,213	$—	$9	$3,597,204

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (d)	$904,778	$904,778	$—	$904,778	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017

			Fair Value at December 31, 2016, Using
	Total Carrying Amount in Statement of Financial Position at December 31, 2016	Fair Value Estimate at December 31, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Notes receivable (a)	$19,790	$19,645	$—	$—	$19,645
Derivatives - Interest rate contracts (b)	4,360	4,360	—	4,360	—
Total assets	$24,150	$24,005	$—	$4,360	$19,645

Derivatives- Interest rate contracts (b)	$413	$413	$—	$413	$—
Secured debt instruments - fixed rate: (c)
Mortgage notes payable	402,996	396,045	—	—	396,045
Fannie Mae credit facilities	355,836	365,693	—	—	365,693
Secured debt instruments - variable rate: (c)
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	280,946	280,946	—	—	280,946
Unsecured debt instruments: (c)
Working capital credit facility	21,350	21,350	—	—	21,350
Unsecured notes	2,261,838	2,304,492	—	—	2,304,492
Total liabilities	$3,418,079	$3,463,639	$—	$413	$3,463,226

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (d)	$909,482	$909,482	$—	$909,482	$—

(a)See Note 2, Significant Accounting Policies.
(b)See Note 10, Derivatives and Hedging Activity.
(c)See Note 6, Secured Debt and Unsecured Debt, Net.
(d)See Note 8, Noncontrolling Interests.

There were no transfers into or out of any of the levels of the fair value hierarchy during the three months ended March 31, 2017.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
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
Financial Instruments Not Carried at Fair Value
At March 31, 2017 and December 31, 2016, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
We consider various factors to determine if a decrease in the value of our investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary decrease in the value of its investments in unconsolidated joint ventures during the three months ended March 31, 2017 and 2016.
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
MARCH 31, 2017

10. DERIVATIVES AND HEDGING ACTIVITY
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its debt funding and through the use of derivative financial instruments. Specifically, the Company may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2017, the Company recognized a loss of less than $0.1 million reclassified from Accumulated OCI to Interest expense due to the de-designation of a cash flow hedge and recorded no other ineffectiveness to earnings. During the three months ended March 31, 2016, the Company recorded no ineffectiveness to earnings.
Amounts reported in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through March 31, 2018, the Company estimates that an additional $0.5 million will be reclassified as an increase to interest expense.
As of March 31, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate swaps (a)	4	$315,000
Interest rate caps	2	$203,166

(a) Of the four interest rate swaps noted in the table above, two swaps with an aggregate notional value of $215.0 million mature in April 2017 and two swaps with an aggregate notional value of $100.0 million mature in January 2020. The Company has entered into two forward starting interest rate swaps with an aggregate notional value of $215.0 million and a maturity in January 2020, which are effective upon the expiration of the swaps maturing in April 2017.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of less than $0.1 million for the three months ended March 31, 2017 and 2016.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017

As of March 31, 2017, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	3	$133,107

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	Asset Derivatives (included in Other assets)		Liability Derivatives (included in Other liabilities)
	Fair Value at:		Fair Value at:
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate products	$5,067	$4,359	$9	$413

Derivatives not designated as hedging instruments:
Interest rate products	$—	$1	$—	$—
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Unrealized holding gain/(loss) Recognized in OCI (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Interest expense (Effective Portion)		Gain/(Loss) Recognized in Interest expense (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2017	2016	2017	2016	2017	2016
Three Months Ended March 31,
Interest rate products	$632	$(811)	$(764)	$(935)	$(54)	$—

	Gain/(Loss) Recognized in Interest income and other income/(expense), net
Derivatives Not Designated as Hedging Instruments	2017	2016
Three Months Ended March 31,
Interest rate products	$(1)	$—
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
Certain of the Company’s agreements with its derivative counterparties contain provisions where, if there is a change in the Company’s financial condition that materially changes the Company’s creditworthiness in an adverse manner, the

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017

Company may be required to fully collateralize its obligations under the derivative instrument. At March 31, 2017 and December 31, 2016, no cash collateral was posted or required to be posted by the Company or by a counterparty.
The Company also has an agreement with a derivative counterparty that incorporates the loan and financial covenant provisions of the Company’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with these covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the applicable agreement.
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
As of March 31, 2017, the fair value of derivatives was in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, of $4.9 million. As of March 31, 2017, the Company has not posted any collateral related to these agreements.
Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions in the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of March 31, 2017 and December 31, 2016 (dollars in thousands):

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2017	$5,067	$—	$5,067	$(5)	$—	$5,062

December 31, 2016	$4,360	$—	$4,360	$(221)	$—	$4,139
(a) Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (a)	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Posted	Net Amount
March 31, 2017	$9	$—	$9	$(5)	$—	$4

December 31, 2016	$413	$—	$413	$(221)	$—	$192
(a) Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

11. STOCK BASED COMPENSATION
The Company recognized stock based compensation expense, inclusive of awards granted to our independent directors, net of capitalization, of $3.4 million and $3.9 million during the three months ended March 31, 2017 and 2016, respectively.
12. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Company’s real estate commitments at March 31, 2017 (dollars in thousands):

	Number of Properties	Costs Incurred to Date (a)		Expected Costs to Complete		Average Ownership Stake
Wholly-owned — under development	2	$393,837	(b)	$314,663		100%
Wholly-owned — redevelopment	1	3,699	(b)	5,801		100%
Joint ventures:
Unconsolidated joint ventures	6	721,462		66,525	(c)	50%
Participating loan investments	1	94,002	(d)	—	(e)	0%
Preferred equity investments	2	42,013	(f)	—		49%
Total		$1,255,013		$386,989

(a)	Represents 100% of project costs incurred as of March 31, 2017.

(b)	Costs incurred as of March 31, 2017 include $25.3 million and $0.7 million of accrued fixed assets for development and redevelopment, respectively.

(c)	Represents UDR’s proportionate share of expected remaining costs to complete the developments.

(d)	Represents the participating loan balance funded as of March 31, 2017.

(e)	Represents UDR's remaining participating loan commitment for Steele Creek.

(f)	Represents UDR's investment in the West Coast Development Joint Ventures for the properties under development as of March 31, 2017.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017

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
UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•
Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2016 and held as of March 31, 2017. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three months ended March 31, 2017 and 2016.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017

The following table details rental income and NOI for UDR’s reportable segments for the three months ended March 31, 2017 and 2016, and reconciles NOI to Net Income/(Loss) Attributable to UDR, Inc. in the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	March 31, (a)
	2017	2016
Reportable apartment home segment rental income
Same-Store Communities
West Region	$82,220	$78,409
Mid-Atlantic Region	52,109	50,154
Northeast Region	37,921	36,460
Southeast Region	28,657	27,137
Southwest Region	10,679	10,125
Non-Mature Communities/Other	29,685	29,672
Total segment and consolidated rental income	$241,271	$231,957

Reportable apartment home segment NOI
Same-Store Communities
West Region	$61,895	$59,146
Mid-Atlantic Region	36,315	33,729
Northeast Region	26,901	26,360
Southeast Region	19,661	18,797
Southwest Region	6,678	6,331
Non-Mature Communities/Other	20,033	19,771
Total segment and consolidated NOI	171,483	164,134
Reconciling items:
Joint venture management and other fees	2,570	2,858
Property management	(6,635)	(6,379)
Other operating expenses	(1,691)	(1,752)
Real estate depreciation and amortization	(105,032)	(105,339)
General and administrative	(13,075)	(13,844)
Casualty-related (charges)/recoveries, net	(502)	—
Other depreciation and amortization	(1,608)	(1,553)
Income/(loss) from unconsolidated entities	11,198	679
Interest expense	(30,539)	(31,104)
Interest income and other income/(expense), net	427	431
Tax (provision)/benefit, net	(332)	403
Gain/(loss) on sale of real estate owned, net of tax	2,132	3,070
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(2,338)	(905)
Net (income)/loss attributable to noncontrolling interests	(91)	(306)
Net income/(loss) attributable to UDR, Inc.	$25,967	$10,393

(a) Same-Store Community population consisted of 35,689 apartment homes.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2017

The following table details the assets of UDR’s reportable segments as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Reportable apartment home segment assets:
Same-Store Communities:
West Region	$2,944,437	$2,938,073
Mid-Atlantic Region	2,221,312	2,216,067
Northeast Region	1,858,432	1,857,193
Southeast Region	750,147	746,762
Southwest Region	283,979	283,260
Non-Mature Communities/Other	1,729,262	1,574,398
Total segment assets	9,787,569	9,615,753
Accumulated depreciation	(3,026,660)	(2,923,625)
Total segment assets — net book value	6,760,909	6,692,128
Reconciling items:
Cash and cash equivalents	2,460	2,112
Restricted cash	19,757	19,994
Notes receivable, net	19,790	19,790
Investment in and advances to unconsolidated joint ventures, net	818,990	827,025
Other assets	114,005	118,535
Total consolidated assets	$7,735,911	$7,679,584
Capital expenditures related to our Same-Store Communities totaled $15.3 million and $12.9 million for the three months ended March 31, 2017 and 2016, respectively. Capital expenditures related to our Non-Mature Communities/Other totaled $0.8 million and $2.7 million for the three months ended March 31, 2017 and 2016, respectively.
Markets included in the above geographic segments are as follows:

i.	West Region — San Francisco, Orange County, Seattle, Los Angeles, Monterey Peninsula, Other Southern California and Portland

ii.	Mid-Atlantic Region — Metropolitan D.C., Richmond and Baltimore

iii.	Northeast Region — New York and Boston

iv.	Southeast Region — Orlando, Tampa, Nashville and Other Florida

v.	Southwest Region — Dallas and Austin

[This page is intentionally left blank.]

UNITED DOMINION REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$3,686,334	$3,674,704
Less: accumulated depreciation	(1,445,528)	(1,408,815)
Total real estate owned, net of accumulated depreciation	2,240,806	2,265,889
Cash and cash equivalents	864	756
Restricted cash	12,141	11,694
Investment in unconsolidated entities	103,267	112,867
Other assets	21,475	24,329
Total assets	$2,378,553	$2,415,535

LIABILITIES AND CAPITAL
Liabilities:
Secured debt, net	$336,240	$433,974
Notes payable due to the General Partner	273,334	273,334
Real estate taxes payable	8,409	2,104
Accrued interest payable	1,184	1,410
Security deposits and prepaid rent	15,874	14,593
Distributions payable	57,025	54,192
Accounts payable, accrued expenses, and other liabilities	14,239	17,429
Total liabilities	706,305	797,036

Commitments and contingencies (Note 10)

Capital:
Partners’ capital:
General partner:
110,883 OP Units outstanding at March 31, 2017 and December 31, 2016	1,000	1,026
Limited partners:
183,240,041 and 183,167,815 OP Units outstanding at March 31, 2017 and December 31, 2016, respectively	1,535,939	1,577,289
Accumulated other comprehensive income/(loss), net	(53)	(113)
Total partners’ capital	1,536,886	1,578,202
Advances (to)/from the General Partner	114,380	19,659
Noncontrolling interests	20,982	20,638
Total capital	1,672,248	1,618,499
Total liabilities and capital	$2,378,553	$2,415,535
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
REVENUES:
Rental income	$102,605	$98,786

OPERATING EXPENSES:
Property operating and maintenance	16,518	16,060
Real estate taxes and insurance	11,024	10,174
Property management	2,822	2,717
Other operating expenses	1,548	1,500
Real estate depreciation and amortization	36,879	36,791
General and administrative	5,219	5,421
Casualty-related (recoveries)/charges, net	553	—
Total operating expenses	74,563	72,663

Operating income	28,042	26,123

Income/(loss) from unconsolidated entities	(5,424)	(13,387)
Interest expense	(5,558)	(4,552)
Interest expense on note payable due to the General Partner	(3,053)	(3,053)
Net income/(loss)	14,007	5,131
Net (income)/loss attributable to noncontrolling interests	(350)	(344)
Net income/(loss) attributable to OP unitholders	$13,657	$4,787

Net income/(loss) per weighted average OP Unit - basic and diluted	$0.07	$0.03

Weighted average OP Units outstanding - basic and diluted	183,324	183,279
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income/(loss)	$14,007	$5,131
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	—	(2)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	54	1
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	54	(1)
Comprehensive income/(loss)	14,061	5,130
Comprehensive (income)/loss attributable to noncontrolling interests	(350)	(344)
Comprehensive income/(loss) attributable to OP unitholders	$13,711	$4,786

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(In thousands)
(Unaudited)

	Class A Limited Partners	Limited Partners and LTIP Units	UDR, Inc.		Accumulated Other Comprehensive Income/(Loss), net	Total Partners’ Capital	Advances (to)/from General Partner	Noncontrolling Interests
			Limited Partner	General Partner					Total
Balance at December 31, 2016	$63,901	$269,928	$1,243,460	$1,026	$(113)	$1,578,202	$19,659	$20,638	$1,618,499
Net income/(loss)	130	549	12,970	8	—	13,657	—	350	14,007
Distributions	(582)	(2,428)	(53,980)	(34)	—	(57,024)	—	—	(57,024)
Adjustment to reflect limited partners’ capital at redemption value	67	(2,965)	2,898	—	—	—	—	—	—
Long-Term Incentive Plan Unit grants	—	1,991	—	—	—	1,991	—	—	1,991
Unrealized gain/(loss) on derivative financial investments	—	—	—	—	60	60	—	(6)	54
Net change in advances (to)/from the General Partner	—	—	—	—	—	—	94,721	—	94,721
Balance at March 31, 2017	$63,516	$267,075	$1,205,348	$1,000	$(53)	$1,536,886	$114,380	$20,982	$1,672,248
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating Activities
Net income/(loss)	$14,007	$5,131
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	36,879	36,791
(Income)/loss from unconsolidated entities	5,424	13,387
Other	1,491	684
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	1,977	(3,742)
Increase/(decrease) in operating liabilities	4,122	8,274
Net cash provided by/(used in) operating activities	63,900	60,525

Investing Activities
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(12,149)	(10,744)
Distributions received from unconsolidated entities	4,176	3,977
Net cash provided by/(used in) investing activities	(7,973)	(6,767)

Financing Activities
Advances (to)/from the General Partner, net	45,088	(53,157)
Payments on secured debt	(98,340)	(275)
Distributions paid to partnership unitholders	(2,567)	(2,327)
Net cash provided by/(used in) financing activities	(55,819)	(55,759)
Net increase/(decrease) in cash and cash equivalents	108	(2,001)
Cash and cash equivalents, beginning of period	756	3,103
Cash and cash equivalents, end of period	$864	$1,102

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$7,066	$5,515
Non-cash transactions:
Development costs and capital expenditures incurred but not yet paid	$4,816	$4,505
LTIP Unit grants	1,991	663
Dividends declared but not yet paid	57,025	54,173
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

1. CONSOLIDATION AND BASIS OF PRESENTATION
Basis of Presentation
United Dominion Realty, L.P. (“UDR, L.P.,” the “Operating Partnership,” “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During both the three months ended March 31, 2017 and 2016, rental revenues of the Operating Partnership represented 43% of the General Partner’s consolidated rental revenues. As of March 31, 2017, the Operating Partnership’s apartment portfolio consisted of 54 communities located in 14 markets consisting of 16,698 apartment homes.
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
As of March 31, 2017, there were 183,350,924 OP Units outstanding, of which 174,233,691, or 95.0%, were owned by UDR and affiliated entities and 9,117,233, or 5.0%, were owned by non-affiliated limited partners. See Note 9, Capital Structure.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of March 31, 2017, and results of operations for the three months ended March 31, 2017 and 2016 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2016 included in the Annual Report on Form 10-K filed by UDR and the Operating Partnership with the SEC on February 21, 2017.
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
MARCH 31, 2017

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The ASU addresses specific cash flow items with the objective of reducing existing diversity in practice, including the treatment of distributions received from equity method investees. The updated standard will be effective for the Operating Partnership on January 1, 2018 and must be applied retrospectively to all periods presented; early adoption is permitted. The Operating Partnership elected to early adopt ASU 2016-15 in 2016. The adoption did not have an impact on the Operating Partnership's consolidated financial statements and related disclosures.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, including industry-specific revenue guidance. The standard specifically excludes lease contracts. The ASU allows for the use of either the full or modified retrospective transition method and will be effective for the Operating Partnership on January 1, 2018, at which time the Operating Partnership expects to adopt the updated standard using the modified retrospective approach. However, as the majority of the Operating Partnership's revenue is from rental income related to leases, the Operating Partnership does not expect the ASU to have a material impact on the consolidated financial statements and related disclosures.
Principles of Consolidation
The Operating Partnership accounts for subsidiary partnerships, joint ventures and other similar entities in which it holds an ownership interest in accordance with the amended consolidation guidance. The Operating Partnership first evaluates whether each entity is a variable interest entity ("VIE"). Under the VIE model, the Operating Partnership consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Operating Partnership consolidates an entity when it controls the entity through ownership of a majority voting interest.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2017

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
Comprehensive Income/(Loss)
Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to unitholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three months ended March 31, 2017 and 2016, the Operating Partnership’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges and (gain)/loss reclassified from other comprehensive income/(loss) into earnings. The (gain)/loss reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 8, Derivatives and Hedging Activity, for further discussion.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2017

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
Management of the Operating Partnership has reviewed all open tax years (2013 through 2016) of tax jurisdictions and concluded there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns.
3. REAL ESTATE OWNED
Real estate assets owned by the Operating Partnership consist of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. At March 31, 2017, the Operating Partnership owned and consolidated 54 communities in eight states plus the District of Columbia totaling 16,698 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Land	$837,945	$836,644
Depreciable property — held and used:
Buildings, improvements, and furniture, fixtures and equipment	2,848,389	2,838,060
Real estate owned	3,686,334	3,674,704
Accumulated depreciation	(1,445,528)	(1,408,815)
Real estate owned, net	$2,240,806	$2,265,889
The Operating Partnership did not have any acquisitions or sales of real estate during the three months ended March 31, 2017.

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Operating Partnership capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, were $0.3 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively. Total interest capitalized was less than $0.1 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. As each home in a capital project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization on the related portion and depreciation commences over the estimated useful life.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2017

4. UNCONSOLIDATED ENTITIES
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
The DownREIT Partnership is a VIE as the limited partners lack substantive kick-out rights and substantive participating rights. The Operating Partnership is not the primary beneficiary of the DownREIT Partnership as it lacks the power to direct the activities that most significantly impact its economic performance and will continue to account for its interest as an equity method investment. See Note 2, Significant Accounting Policies.
As of March 31, 2017, the DownREIT Partnership owned 13 communities with 6,261 apartment homes. The Operating Partnership’s investment in the DownREIT Partnership was $103.3 million and $112.9 million as of March 31, 2017 and December 31, 2016, respectively.

Combined summary balance sheets relating to all of the DownREIT Partnership (not just our proportionate share) are presented below as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Total real estate, net	$1,400,046	$1,413,983
Cash and cash equivalents	35	66
Note receivable from the General Partner	126,500	126,500
Other assets	4,498	4,843
Total assets	$1,531,079	$1,545,392

Secured debt, net	442,172	443,607
Other liabilities	23,976	27,571
Total liabilities	466,148	471,178
Total capital	1,064,931	1,074,214
Total liabilities and capital	$1,531,079	$1,545,392
Combined summary financial information relating to all of the DownREIT Partnership (not just our proportionate share) is presented below for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016
Rental income	$33,298	$31,617
Property operating expenses	(13,976)	(14,269)
Real estate depreciation and amortization	(20,608)	(30,053)
Operating income/(loss)	(1,286)	(12,705)
Interest expense	(3,860)	(3,741)
Interest income on note receivable from the General Partner	1,166	1,180
Net income/(loss)	$(3,980)	$(15,266)

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2017

5. DEBT, NET
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	Principal Outstanding		For the Three Months Ended March 31, 2017
	March 31, 2017	December 31, 2016	Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
Fixed Rate Debt
Fannie Mae credit facilities	$228,870	$244,912	5.07%	2.6	6
Deferred financing costs	(718)	(1,070)
Total fixed rate secured debt, net	228,152	243,842	5.07%	2.6	6
Variable Rate Debt
Tax-exempt secured note payable	27,000	27,000	1.39%	15.0	1
Fannie Mae credit facilities	81,339	163,637	2.34%	1.7	2
Deferred financing costs	(251)	(505)
Total variable rate secured debt, net	108,088	190,132	2.10%	5.0	3
Total Secured Debt, net	$336,240	$433,974	4.26%	3.4	9
As of March 31, 2017, an aggregate commitment of $310.2 million of the General Partner's secured credit facilities with Fannie Mae was owed by the Operating Partnership based on the ownership of the assets securing the debt. The entire commitment was outstanding at March 31, 2017. The portions of the Fannie Mae credit facilities owed by the Operating Partnership mature at various dates from December 2018 through July 2020 and bear interest at floating and fixed rates. At March 31, 2017, $228.9 million of the outstanding balance was fixed and had a weighted average interest rate of 5.07% and the remaining balance of $81.3 million on these facilities had a weighted average variable interest rate of 2.34%.
The following information relates to the credit facilities owed by the Operating Partnership (dollars in thousands):

	March 31, 2017	December 31, 2016
Borrowings outstanding	$310,209	$408,549
Weighted average borrowings during the period ended	375,770	414,759
Maximum daily borrowings during the period ended	408,549	421,001
Weighted average interest rate during the period ended	4.1%	3.9%
Interest rate at the end of the period	4.4%	4.0%
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
Fixed Rate Debt
At March 31, 2017, the General Partner had borrowings against its fixed rate facilities of $355.8 million, of which $228.9 million was owed by the Operating Partnership based on the ownership of the assets securing the debt. As of March 31, 2017, the fixed rate Fannie Mae credit facilities owed by the Operating Partnership had a weighted average fixed interest rate of 5.07%.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2017

Variable Rate Debt
Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures March 2032. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 1.39% as of March 31, 2017.
Secured credit facilities. At March 31, 2017, the General Partner had borrowings against its variable rate facilities of $182.6 million, of which $81.3 million was owed by the Operating Partnership based on the ownership of the assets securing the debt. As of March 31, 2017, the variable rate borrowings under the Fannie Mae credit facilities owed by the Operating Partnership had a weighted average floating interest rate of 2.34%.
The aggregate maturities of the Operating Partnership’s secured debt due during each of the next ten calendar years subsequent to March 31, 2017 are as follows (dollars in thousands):

	Fixed	Variable
Year	Secured Credit Facilities	Tax-Exempt Secured Notes Payable	Secured Credit Facilities	Total
2017	$—	$—	$—	$—
2018	41,854	—	81,339	123,193
2019	133,204	—	—	133,204
2020	53,812	—	—	53,812
2021	—	—	—	—
2022	—	—	—	—
2023	—	—	—	—
2024	—	—	—	—
2025	—	—	—	—
2026	—	—	—	—
Thereafter	—	27,000	—	27,000
Subtotal	228,870	27,000	81,339	337,209
Non-cash (a)	(718)	(84)	(167)	(969)
Total	$228,152	$26,916	$81,172	$336,240
(a) Includes the unamortized balance of fair market value adjustments, premiums/discounts, deferred hedge gains, and deferred financing costs. For the three months ended March 31, 2017 and 2016, the Operating Partnership amortized $0.1 million and $0.2 million, respectively, of deferred financing costs into Interest expense.
Guarantor on Unsecured Debt
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion and unsecured commercial paper program with an aggregate borrowing capacity of $500 million, $300 million of medium-term notes due June 2018, $300 million of medium-term notes due October 2020, a $350 million term loan facility due January 2021, $400 million of medium-term notes due January 2022, $300 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025 and $300 million of medium-term notes due September 2026. As of March 31, 2017 and December 31, 2016, the General Partner did not have an outstanding balance under the unsecured revolving credit facility and had $220.0 million and $0, respectively, of notes outstanding under its unsecured commercial paper program.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2017

6. RELATED PARTY TRANSACTIONS
Advances (To)/From the General Partner
The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had net Advances (to)/from the General Partner of $114.4 million and $19.7 million at March 31, 2017 and December 31, 2016, respectively, which are reflected as increases/(decreases) of capital on the Consolidated Balance Sheets.
Allocation of General and Administrative Expenses
The General Partner shares various general and administrative costs, employees and other overhead costs with the Operating Partnership including legal assistance, acquisitions analysis, marketing, human resources, IT, accounting, rent, supplies and advertising, and allocates these costs to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on the reasonably anticipated benefits to the parties. The general and administrative expenses allocated to the Operating Partnership by UDR were $4.5 million and $4.6 million during the three months ended March 31, 2017 and 2016, respectively, and are included in General and administrative on the Consolidated Statements of Operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.
During the three months ended March 31, 2017 and 2016, the Operating Partnership reimbursed the General Partner $3.6 million and $3.6 million, respectively, for shared services related to corporate level property management costs incurred by the General Partner. These shared costs reimbursements and related party management fees are initially recorded within the line item General and administrative on the Consolidated Statements of Operations, and a portion related to management costs is reclassified to Property management on the Consolidated Statements of Operations. (See further discussion below.)
Shared Services/Management Fee
The Operating Partnership self-manages its own properties and is party to an Inter-Company Employee and Cost Sharing Agreement with the General Partner. This agreement provides for reimbursements to the General Partner for the Operating Partnership’s allocable share of costs incurred by the General Partner for (a) shared services of corporate level property management employees and related support functions and costs, and (b) general and administrative costs. As discussed above, the reimbursement for shared services is classified in Property management on the Consolidated Statements of Operations.
Notes Payable to the General Partner
As of both March 31, 2017 and December 31, 2016, the Operating Partnership had $273.3 million of unsecured notes payable to the General Partner at annual interest rates between 4.12% and 5.34%. Certain limited partners of the Operating Partnership have provided guarantees or reimbursement agreements related to these notes payable. The guarantees were provided by the limited partners in conjunction with their contribution of properties to the Operating Partnership. The notes mature on August 31, 2021, December 31, 2023 and April 1, 2026, and interest payments are made monthly. The Operating Partnership recognized interest expense on the notes payable of $3.1 million and $3.1 million during the three months ended March 31, 2017 and 2016, respectively.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2017

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

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of March 31, 2017 and December 31, 2016 are summarized as follows (dollars in thousands):

			Fair Value at March 31, 2017, Using
	Total Carrying Amount in Statement of Financial Position at March 31, 2017	Fair Value Estimate at March 31, 2017	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Secured debt instruments - fixed rate: (a)
Fannie Mae credit facilities	$228,870	$235,159	$—	$—	$235,159
Secured debt instruments - variable rate: (a)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Fannie Mae credit facilities	81,339	81,339	—	—	81,339
Total liabilities	$337,209	$343,498	$—	$—	$343,498

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2017

			Fair Value at December 31, 2016, Using
	Total Carrying Amount in Statement of Financial Position at December 31, 2016	Fair Value Estimate at December 31, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Derivatives - Interest rate contracts (b)	$1	$1	$—	$1	$—
Total assets	$1	$1	$—	$1	$—

Secured debt instruments - fixed rate: (a)
Fannie Mae credit facilities	$244,912	$251,664	$—	$—	$251,664
Secured debt instruments - variable rate: (a)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Fannie Mae credit facilities	163,637	163,637	—	—	163,637
Total liabilities	$435,549	$442,301	$—	$—	$442,301

(a)See Note 5, Debt, Net.
(b)See Note 8, Derivatives and Hedging Activity.

There were no transfers into or out of any of the levels of the fair value hierarchy during the three months ended March 31, 2017.
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
Although the General Partner, on behalf of the Operating Partnership, has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2017 and December 31, 2016, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2017

Financial Instruments Not Carried at Fair Value
As of March 31, 2017, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Operating Partnership using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
A portion of the General Partner’s interest rate derivatives are owed by the Operating Partnership based on the General Partner’s underlying debt instruments owed by the Operating Partnership. (See Note 5, Debt, Net.)
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2017, the Operating Partnership recognized a loss of less than $0.1 million reclassified from

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2017

Accumulated other comprehensive income/(loss), net to Interest expense due to the de-designation of a cash flow hedge and recorded no other ineffectiveness to earnings. During the three months ended March 31, 2016, the Operating Partnership recorded no gain or loss from ineffectiveness.
Amounts reported in Accumulated other comprehensive income/(loss), net related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is owed by the Operating Partnership. Through March 31, 2018, we estimate that less than $0.1 million will be reclassified as an increase to interest expense.
As of March 31, 2017, the Operating Partnership had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	1	$82,494
Derivatives not designated as hedges are not speculative and are used to manage the Operating Partnership’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in an adjustment to earnings of less than $0.1 million for the three months ended March 31, 2017 and 2016.
As of March 31, 2017, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	3	$87,580
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of the Operating Partnership’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	Asset Derivatives (included in Other assets)		Liability Derivatives (included in Other liabilities)
	Fair Value at:		Fair Value at:
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate products	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Interest rate products	$—	$1	$—	$—

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2017

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Unrealized holding gain/(loss) Recognized in OCI (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Interest expense (Effective Portion)		Gain/(Loss) Recognized in Interest expense (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2017	2016	2017	2016	2017	2016
Three Months Ended March 31,
Interest rate products	$—	$(2)	$—	$(1)	$(54)	$—

	Gain/(Loss) Recognized in Interest income and other income/(expense), net
Derivatives Not Designated as Hedging Instruments	2017	2016
Three Months Ended March 31,
Interest rate products	$(1)	$—
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
Certain of the General Partner’s agreements with its derivative counterparties contain provisions where if there is a change in the General Partner’s financial condition that materially changes the General Partner’s creditworthiness in an adverse manner, the General Partner may be required to fully collateralize its obligations under the derivative instrument. At March 31, 2017 and December 31, 2016, no cash collateral was posted or required to be posted by the General Partner or by a counterparty.
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
As of March 31, 2017, the fair value of derivatives in a net liability position that were owed by the Operating Partnership, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was zero.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2017

The General Partner has elected not to offset derivative positions in the consolidated financial statements. The table below presents the effect on the Operating Partnership’s financial position had the General Partner made the election to offset its derivative positions as of March 31, 2017 and December 31, 2016:

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets (a)	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2017	$—	$—	$—	$—	$—	$—

December 31, 2016	$1	$—	$1	$—	$—	$1

(a) Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets (a)	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Posted	Net Amount
March 31, 2017	$—	$—	$—	$—	$—	$—

December 31, 2016	$—	$—	$—	$—	$—	$—

(a) Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.
9. CAPITAL STRUCTURE
General Partnership Units
The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP Units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Limited Partnership Units. There were 110,883 General Partnership units outstanding at March 31, 2017 and December 31, 2016, all of which were held by UDR.
Limited Partnership Units
As of March 31, 2017 and December 31, 2016, there were 183,240,041 and 183,167,815, respectively, of limited partnership units outstanding, of which 1,873,332 were Class A Limited Partnership Units. UDR owned 174,122,808, or 95.0%, and 174,119,201, or 95.1%, of OP Units outstanding at March 31, 2017 and December 31, 2016, respectively, of which 121,661 were Class A Limited Partnership Units. The remaining 9,117,233, or 5.0%, and 9,048,614, or 4.9%, of OP Units outstanding were held by non-affiliated partners at March 31, 2017 and December 31, 2016, respectively, of which 1,751,671 were Class A Limited Partnership Units.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2017

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
The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $330.6 million and $330.1 million as of March 31, 2017 and December 31, 2016, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.
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
The following table shows OP Units outstanding and OP Unit activity as of and for the three months ended March 31, 2017:

	Class A Limited Partners		UDR, Inc.
		Limited Partners	Limited Partner	Class A Limited Partner	General Partner	Total
Ending balance at December 31, 2016	1,751,671	7,296,943	173,997,540	121,661	110,883	183,278,698
Vesting of LTIP Units	—	72,226	—		—	72,226
OP redemptions for UDR stock	—	(3,607)	3,607	—	—	—
Ending balance at March 31, 2017	1,751,671	7,365,562	174,001,147	121,661	110,883	183,350,924
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
MARCH 31, 2017

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
The Operating Partnership owns and operates multifamily apartment communities throughout the United States that generate rental and other property related income through the leasing of apartment homes to a diverse base of tenants. The primary financial measures of the Operating Partnership’s apartment communities are rental income and net operating income ("NOI"), and are included in the chief operating decision maker’s assessment of the Operating Partnership’s performance on a consolidated basis. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. NOI is defined as total revenues less direct property operating expenses. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI are property management costs, which are the Operating Partnership’s allocable share of costs incurred by the General Partner for shared services of corporate level property management employees and related support functions and costs. The chief operating decision maker of the General Partner utilizes NOI as the key measure of segment profit or loss.
The Operating Partnership’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•
Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2016 and held as of March 31, 2017. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least 3 consecutive months.

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
MARCH 31, 2017

economic characteristics, facilities, services, and tenants. Therefore, the Operating Partnership’s reportable segments have been aggregated by geography in a manner identical to that which is provided to the chief operating decision maker.
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the three months ended March 31, 2017 and 2016.
The following table details rental income and NOI for the Operating Partnership’s reportable segments for the three months ended March 31, 2017 and 2016, and reconciles NOI to Net income/(loss) attributable to OP unitholders in the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	March 31, (a)
	2017	2016
Reportable apartment home segment rental income
Same-Store Communities
West Region	$50,482	$47,636
Mid-Atlantic Region	14,748	14,167
Northeast Region	13,559	13,006
Southeast Region	12,271	11,696
Non-Mature Communities/Other	11,545	12,281
Total segment and consolidated rental income	$102,605	$98,786
Reportable apartment home segment NOI
Same-Store Communities
West Region	$38,445	$36,159
Mid-Atlantic Region	10,095	9,362
Northeast Region	10,131	10,057
Southeast Region	8,283	8,043
Non-Mature Communities/Other	8,109	8,931
Total segment and consolidated NOI	75,063	72,552
Reconciling items:
Property management	(2,822)	(2,717)
Other operating expenses	(1,548)	(1,500)
Real estate depreciation and amortization	(36,879)	(36,791)
General and administrative	(5,219)	(5,421)
Casualty-related recoveries/(charges), net	(553)	—
Income/(loss) from unconsolidated entities	(5,424)	(13,387)
Interest expense	(8,611)	(7,605)
Net (income)/loss attributable to noncontrolling interests	(350)	(344)
Net income/(loss) attributable to OP unitholders	$13,657	$4,787

(a)Same-Store Community population consisted of 15,058 apartment homes.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
MARCH 31, 2017

The following table details the assets of the Operating Partnership’s reportable segments as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Reportable apartment home segment assets
Same-Store Communities
West Region	$1,601,136	$1,596,815
Mid-Atlantic Region	656,850	655,693
Northeast Region	675,407	674,928
Southeast Region	330,214	328,729
Non-Mature Communities/Other	422,727	418,539
Total segment assets	3,686,334	3,674,704
Accumulated depreciation	(1,445,528)	(1,408,815)
Total segment assets - net book value	2,240,806	2,265,889
Reconciling items:
Cash and cash equivalents	864	756
Restricted cash	12,141	11,694
Investment in unconsolidated entities	103,267	112,867
Other assets	21,475	24,329
Total consolidated assets	$2,378,553	$2,415,535
Capital expenditures related to the Operating Partnership’s Same-Store Communities totaled $8.0 million and $5.3 million for the three months ended March 31, 2017 and 2016, respectively. Capital expenditures related to the Operating Partnership’s Non-Mature Communities/Other totaled $0.4 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.
Markets included in the above geographic segments are as follows:

i.	West Region — San Francisco, Orange County, Seattle, Los Angeles, Monterey Peninsula, Other Southern California and Portland

ii.	Mid-Atlantic Region — Metropolitan, D.C. and Baltimore

iii.	Northeast Region — New York and Boston

iv.	Southeast Region — Tampa, Nashville and Other Florida

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
UDR, Inc.:
Business Overview
We are a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, disposes of, and manages multifamily apartment communities. We were formed in 1972 as a Virginia corporation. In June 2003, we changed our state of incorporation from Virginia to Maryland. Our subsidiaries include the Operating Partnership and the DownREIT Partnership. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “the Company,” or “UDR” refer collectively to UDR, Inc., its subsidiaries and its consolidated joint ventures.
At March 31, 2017, our consolidated real estate portfolio included 128 communities in 10 states plus the District of Columbia totaling 39,698 apartment homes, and our total real estate portfolio, inclusive of our unconsolidated communities, included an additional 28 communities with 7,131 apartment homes. The Same-Store Community apartment home population for the three months ended March 31, 2017 was 35,689.

The following table summarizes our market information by major geographic markets as of and for the three months ended March 31, 2017.

					Three Months Ended
		March 31, 2017			March 31, 2017
	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Monthly Income per Occupied Home (a)
Same-Store Communities
West Region
San Francisco, CA	10	2,558	7.4%	$725,142	97.1%	$3,374
Orange County, CA	11	3,367	9.0%	877,788	95.7%	2,321
Seattle, WA	10	2,014	5.6%	552,143	96.8%	2,071
Los Angeles, CA	4	1,225	4.6%	447,283	95.7%	2,673
Monterey Peninsula, CA	7	1,565	1.7%	169,221	96.5%	1,580
Other Southern California	3	756	1.3%	125,156	95.1%	1,789
Portland, OR	2	476	0.5%	47,704	96.7%	1,529
Mid-Atlantic Region
Metropolitan D.C.	21	7,551	19.7%	1,927,842	97.0%	1,981
Richmond, VA	4	1,358	1.5%	144,103	97.4%	1,276
Baltimore, MD	3	720	1.5%	149,367	96.0%	1,697
Northeast Region
New York, NY	4	1,945	13.3%	1,300,310	98.0%	4,338
Boston, MA	5	1,548	5.7%	558,122	96.1%	2,939
Southeast Region
Orlando, FL	9	2,500	2.2%	217,456	96.8%	1,231
Tampa, FL	7	2,287	2.5%	246,274	96.7%	1,326
Nashville, TN	8	2,260	2.1%	202,822	97.1%	1,241
Other Florida	1	636	0.9%	83,595	96.6%	1,494
Southwest Region
Dallas, TX	6	2,040	2.0%	195,053	97.4%	1,202
Austin, TX	3	883	0.9%	88,926	97.2%	1,364
Total/Average Same-Store Communities	118	35,689	82.4%	8,058,307	96.8%	$2,043
Non-Mature, Commercial Properties & Other	10	4,009	13.6%	1,335,425
Total Real Estate Held for Investment	128	39,698	96.0%	9,393,732
Real Estate Under Development (b)	—	—	4.0%	393,837
Total Real Estate Owned	128	39,698	100.0%	9,787,569
Total Accumulated Depreciation				(3,026,660)
Total Real Estate Owned, Net of Accumulated Depreciation				$6,760,909

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.

(b)	As of March 31, 2017, the Company was developing two wholly-owned communities with 1,101 apartment homes, none of which have been completed.
We report in two segments: Same-Store Communities and Non-Mature Communities/Other.
Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2016 and held as of March 31, 2017. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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
We expect to meet our short-term liquidity requirements generally through net cash provided by property operations and borrowings under our credit agreements and our unsecured commercial paper program. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, the repayment of financing on development activities, and potential property acquisitions, through secured and unsecured borrowings, the issuance of debt or equity securities, and/or the disposition of properties. We believe that our net cash provided by property operations and borrowings under our credit agreements and our unsecured commercial paper program will continue to be adequate to meet both operating requirements and the payment of dividends by the Company in accordance with REIT requirements. Likewise, the budgeted expenditures for improvements and renovations of certain properties are expected to be funded from property operations, borrowings under credit agreements, the issuance of debt or equity securities, and/or dispositions of properties.
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
In April 2012, the Company entered into an equity distribution agreement, which was amended in July 2014, under which the Company may offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents. During the three months ended March 31, 2017, the Company did not sell any shares of common stock through this program. As of March 31, 2017, we had 13.1 million shares of common stock available for future issuance under the April 2012 program.
On January 23, 2017, the Company entered into an unsecured commercial paper program. Under the terms of the program, the Company may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $500 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of the Company’s other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of March 31, 2017, we had issued $220.0 million of unsecured commercial paper, for one month terms, at a weighted average annualized rate of 1.24%.
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
During the remainder of 2017, we have approximately $49.9 million of secured debt maturing, inclusive of principal amortization, and $220.0 million of unsecured debt maturing, comprised solely of unsecured commercial paper. We anticipate repaying that debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

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
Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in UDR’s Annual Report on Form 10-K, filed with the SEC on February 21, 2017. There have been no significant changes in our critical accounting policies from those reported in our Form 10-K filed with the SEC on February 21, 2017. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.
Statements of Cash Flows
The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016.
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

Upon adopting the ASU, we elected to classify distributions received from equity method investees using the cumulative earnings approach. As a result, the following retrospective changes were made (in thousands):

Three Months Ended
March 31, 2016
Net cash provided by/(used in) operating activities - as previously presented	$112,489
Return on investment in unconsolidated joint ventures	272
Net cash provided by/(used in) operating activities - as reported herein	$112,761

Net cash provided by/(used in) investing activities - as previously presented	$(44,954)
Return on investment in unconsolidated joint ventures	(272)
Net cash provided by/(used in) investing activities - as reported herein	$(45,226)
Operating Activities
For the three months ended March 31, 2017, our Net cash provided by/(used in) operating activities was $120.5 million compared to $112.8 million for the comparable period in 2016. The increase in cash flow from operating activities was primarily due to improved net operating income, primarily driven by revenue growth at communities and changes in operating assets and liabilities.
Investing Activities
For the three months ended March 31, 2017, Net cash provided by/(used in) investing activities was $(162.8) million compared to $(45.2) million for the comparable period in 2016. The increase in cash used in investing activities was primarily due to the acquisition of real estate assets, increased development of real estate assets, a decrease in proceeds from the sale of real estate assets and increased cash used for investments in unconsolidated joint ventures.
Acquisitions

During the three months ended March 31, 2017, the Company exercised its fixed-price option to purchase its joint venture partner's ownership interest in a 244 home operating community in Seattle, Washington, thereby increasing its ownership interest from 49% to 100%, for a cash purchase price of approximately $66.0 million. As a result, the Company consolidated the operating community. The Company had previously accounted for its 49% ownership interest as a preferred equity investment in an unconsolidated joint venture. As a result of the consolidation, the Company increased its real estate owned by approximately $97.0 million, recorded approximately $1.7 million of in-place lease intangibles and recorded a gain on consolidation of $12.2 million, which is included in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations.

Dispositions

During the three months ended March 31, 2017, the Company sold a parcel of land in Richmond, Virginia for gross proceeds of $3.5 million, resulting in net proceeds of $3.3 million and a gain of $2.1 million.

Capital Expenditures
We capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.
For the three months ended March 31, 2017, total capital expenditures of $18.4 million, or $464 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development and commercial properties, as compared to $19.7 million, or $484 per stabilized home, for the comparable period in 2016.
The decrease in total capital expenditures was primarily due to:

•	a decrease of 52.6% or $2.9 million in major renovations, primarily due to lower redevelopment spend.
This decrease was partially offset by:

•	an increase of 25.3% or $1.8 million in revenue-enhancing improvements, such as kitchen and bath remodels and upgrades to common areas.
The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development and commercial properties, for the three months ended March 31, 2017 and 2016 (dollars in thousands):

				Per Home
	Three Months Ended March 31,			Three Months Ended March 31,
	2017	2016	% Change	2017	2016	% Change
Turnover capital expenditures	$2,121	$2,462	(13.9)%	$53	$60	(11.7)%
Asset preservation expenditures	4,670	4,499	3.8%	118	110	7.3%
Total recurring capital expenditures	6,791	6,961	(2.4)%	171	171	—%
Revenue enhancing improvements	8,982	7,171	25.3%	226	176	28.4%
Major renovations (a)	2,638	5,570	(52.6)%	67	137	(51.1)%
Total capital expenditures	$18,411	$19,702	(6.6)%	$464	$484	(4.1)%
Repair and maintenance expense	$7,803	$8,121	(3.9)%	$197	$199	(1.0)%
Average number of homes (b)	39,698	40,728	(2.5)%

(a)	Major renovations include major structural changes and/or architectural revisions to existing buildings.

(b)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.
The above table includes amounts capitalized during the year. Actual capital spending is impacted by the net change in capital expenditure accruals.
We intend to continue to selectively add revenue enhancing improvements which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement.

Consolidated Real Estate Under Development and Redevelopment
At March 31, 2017, our development pipeline for two wholly-owned communities totaled 1,101 homes, none of which have been completed, with a budget of $708.5 million, in which we have a carrying value of $393.8 million. The communities are estimated to be completed during the first quarter of 2018 and the first quarter of 2019.
At March 31, 2017, the Company was redeveloping one community, located in Dallas, Texas, which is expected to be completed in the first quarter of 2018. The redevelopment includes the renovation of building exteriors, corridors, and common area amenities as well as individual apartment homes.
Unconsolidated Joint Ventures and Partnerships
The Company recognizes income or losses from our investments in unconsolidated joint ventures and partnerships consisting of our proportionate share of the net income or losses of the joint ventures and partnerships. In addition, we may earn fees for providing management services to the communities held by the unconsolidated joint ventures and partnerships.
The Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the three months ended March 31, 2017:

•	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $11.2 million;

•
our investment in unconsolidated joint ventures decreased by $32.3 million primarily due to the acquisition of 100% interest in an operating community previously held as an unconsolidated entity, partially offset by capital contributions; and

•	we received distributions of $11.2 million, of which $1.5 million were operating cash flows and $9.7 million were investing cash flows.
We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decreases in the value of its investments in unconsolidated joint ventures or partnerships during the three months ended March 31, 2017 and 2016.
Financing Activities
For the three months ended March 31, 2017, our Net cash provided by/(used in) financing activities was $42.7 million compared to $(70.6) million for the comparable period of 2016.
The following significant financing activities occurred during the three months ended March 31, 2017:

•	net proceeds of $220.0 million under our unsecured commercial paper program;

•	repaid $99.5 million of secured debt;

•	net proceeds of $14.8 million under the Company’s unsecured revolving credit facilities; and

•	paid distributions of $78.9 million to our common stockholders.

Credit Facilities and Commercial Paper Program
We have three secured credit facilities with Fannie Mae with an aggregate commitment of $538.4 million, all of which was outstanding as of March 31, 2017. The Fannie Mae credit facilities mature at various dates from May 2017 through July 2020 and bear interest at floating and fixed rates. At March 31, 2017, $355.8 million of the outstanding balance was fixed and had a weighted average interest rate of 5.06% and the remaining balance of $182.6 million had a weighted average variable interest rate of 2.05%. During the three months ended March 31, 2017, the Company prepaid $98.3 million of its secured credit facilities with borrowings under the Company's unsecured commercial paper program.

The Company has a $1.1 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million unsecured term loan facility (the “Term Loan Facility”). The credit agreement for these facilities allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan Facility to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions, including obtaining commitments from any one or more lenders. The Revolving Credit Facility has a scheduled maturity date of January 31, 2020, with two six-month extension options, subject to certain conditions. The Term Loan Facility has a scheduled maturity date of January 29, 2021.

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

As of March 31, 2017, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.1 billion of unused capacity (excluding $2.9 million of letters of credit at March 31, 2017), and $350.0 million of outstanding borrowings under the Term Loan Facility.

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

As of March 31, 2017, we had $36.1 million of outstanding borrowings under the Working Capital Credit Facility, leaving $38.9 million of unused capacity.
The Fannie Mae credit facilities and the bank revolving credit facilities are subject to customary financial covenants and limitations, all of which we were in compliance with at March 31, 2017.

On January 23, 2017, we entered into an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $500 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of our other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of March 31, 2017, we had issued $220.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 1.24%, leaving $280.0 million of unused capacity.
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $568.4 million in variable rate debt that is not subject to interest rate swap contracts as of March 31, 2017. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the three months ended March 31, 2017 would have increased by $1.4 million based on the average balance outstanding during the period.
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
A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net cash provided by/(used in) operating activities	$120,464	$112,761
Net cash provided by/(used in) investing activities	(162,789)	(45,226)
Net cash provided by/(used in) financing activities	42,673	(70,609)

Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016.
Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $25.0 million ($0.09 per diluted share) for the three months ended March 31, 2017, as compared to $9.5 million ($0.04 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•
an increase in total property NOI of $7.3 million primarily due to higher revenue per occupied home and NOI from communities acquired in 2017 and 2016, partially offset by a decrease from sold communities; and

•
an increase in income from unconsolidated entities of $10.5 million primarily due to a gain on consolidation of $12.2 million from the purchase of a previously unconsolidated operating community in Seattle, Washington from our West Coast Development Joint Ventures during the three months ended March 31, 2017.

This was partially offset by:

•
gains, net of tax, of $2.1 million on the sale of a parcel of land in Richmond, Virginia during the three months ended March 31, 2017, as compared to gains, net of tax, of $3.1 million from the sale of two parcels of land in Santa Monica, California during the three months ended March 31, 2016.

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
Management considers NOI a useful metric for investors as it is a more meaningful representation of a community’s continuing operating performance than net income as it is prior to corporate-level expense allocations, general and administrative costs, capital structure and depreciation and amortization.

Although the Company considers NOI a useful measure of operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities as determined in accordance with GAAP. NOI excludes several income and expense categories as detailed in the reconciliation of NOI to Net income/(loss) attributable to UDR, Inc. below.

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31, (a)
	2017	2016	% Change
Same-Store Communities:
Same-store rental income	$211,586	$202,285	4.6%
Same-store operating expense (b)	(60,136)	(57,922)	3.8%
Same-store NOI	151,450	144,363	4.9%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (c)	14,689	11,078	32.6%
Acquired communities NOI	857	—	—%
Redevelopment communities NOI	1,066	1,075	(0.8)%
Development communities NOI	(153)	(79)	93.7%
Non-residential/other NOI	3,575	2,735	30.7%
Sold and held for disposition communities NOI	(1)	4,962	(100.0)%
Total non-mature communities/other NOI	20,033	19,771	1.3%
Total Property NOI	$171,483	$164,134	4.5%

(a)Same-Store consists of 35,689 apartment homes.
(b)Excludes depreciation, amortization, and property management expenses.

(c)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.
The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net income/(loss) attributable to UDR, Inc.	$25,967	$10,393
Joint venture management and other fees	(2,570)	(2,858)
Property management	6,635	6,379
Other operating expenses	1,691	1,752
Real estate depreciation and amortization	105,032	105,339
General and administrative	13,075	13,844
Casualty-related charges/(recoveries), net	502	—
Other depreciation and amortization	1,608	1,553
(Income)/loss from unconsolidated entities	(11,198)	(679)
Interest expense	30,539	31,104
Interest income and other (income)/expense, net	(427)	(431)
Tax provision/(benefit), net	332	(403)
(Gain)/loss on sale of real estate owned, net of tax	(2,132)	(3,070)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	2,338	905
Net income/(loss) attributable to noncontrolling interests	91	306
Total property NOI	$171,483	$164,134

Same-Store Communities
Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2016 and held on March 31, 2017) consisted of 35,689 apartment homes, and provided 88.3% of our total NOI for the three months ended March 31, 2017.
Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016
NOI for our Same-Store Community properties increased 4.9% or $7.1 million for the three months ended March 31, 2017 compared to the same period in 2016. The increase in property NOI was attributable to a 4.6%, or $9.3 million, increase in property rental income, which was partially offset by a 3.8%, or $2.2 million, increase in operating expenses. The increase in property income was primarily driven by a 3.4% or $6.5 million increase in rental rates and a 11.4%, or $2.0 million, increase in reimbursement and fee income. Physical occupancy increased 0.5% to 96.8% and total monthly income per occupied home increased 4.1% to $2,043.
The increase in operating expenses was primarily driven by a 9.6%, or $2.0 million, increase in real estate taxes, which was primarily due to higher assessed valuations and lower appeal refunds.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 71.6% for the three months ended March 31, 2017 as compared to 71.4% for the comparable period in 2016.
Non-Mature Communities/Other
UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties and the non-apartment components of mixed use properties.
Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016
The remaining 11.7% or $20.0 million of our total NOI during the three months ended March 31, 2017 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 1.3%, or $0.3 million, for the three months ended March 31, 2017 as compared to the same period in 2016. The increase was primarily attributable to a $3.6 million increase in NOI from stabilized, non-mature communities, a $0.9 million increase in NOI from acquired communities and a $0.8 million increase in non-residential/other NOI, partially offset by a $5.0 million decrease in NOI from sold communities in 2016.

Income/(Loss) from Unconsolidated Entities

For the three months ended ended March 31, 2017 and 2016, we recognized income/(loss) from unconsolidated entities of $11.2 million and $0.7 million, respectively. The increase in income for the three months ended March 31, 2017 as compared to 2016 of $10.5 million was primarily due to a gain on consolidation of $12.2 million from the purchase of a previously unconsolidated operating community in Seattle, Washington from our West Coast Development Joint Ventures.

Gain/(Loss) on Sale of Real Estate Owned, Net of Tax
    During the three months ended March 31, 2017, the Company recognized a gain, net of tax, of $2.1 million on the sale of a parcel on land in Richmond, Virginia. During the three months ended March 31, 2016, the Company recognized gains, net of tax, of $3.1 million on the sale of two parcels of land in Santa Monica, California.

Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, the majority of our apartment leases have terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three months ended March 31, 2017.
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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFO as Adjusted, and AFFO for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net income/(loss) attributable to common stockholders	$25,038	$9,464
Real estate depreciation and amortization	105,032	105,339
Noncontrolling interests	2,429	1,211
Real estate depreciation and amortization on unconsolidated joint ventures	13,767	10,350
Net gain on the sale of unconsolidated depreciable property	(12,158)	—
Net gain on the sale of depreciable real estate owned	(552)	(1,385)
Funds from operations (“FFO”) attributable to common stockholders and unitholders, basic	$133,556	$124,979
Distribution to preferred stockholders — Series E (Convertible)	929	929
FFO attributable to common stockholders and unitholders, diluted	$134,485	$125,908
Income/(loss) per weighted average common share - diluted	$0.09	$0.04
FFO per common share and unit, basic	$0.46	$0.43
FFO per common share and unit, diluted	$0.45	$0.43
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	291,752	287,647
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	296,678	292,504

Impact of adjustments to FFO:
Cost/(benefit) associated with debt extinguishment and other	$1,516	$—
Long-term incentive plan transition costs	—	323
Net gain on the sale of non-depreciable real estate owned	(1,580)	(1,685)
Casualty-related (recoveries)/charges, net	502	—
Casualty-related (recoveries)/charges on unconsolidated joint ventures, net	(881)	1,126
	$(443)	$(236)

FFO as Adjusted attributable to common stockholders and unitholders, diluted	$134,042	$125,672

FFO as Adjusted per common share and unit, diluted	$0.45	$0.43

Recurring capital expenditures	(6,791)	(6,961)
AFFO attributable to common stockholders and unitholders	$127,251	$118,711

AFFO per common share and unit, diluted	$0.43	$0.41

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 (shares in thousands):

	Three Months Ended
	March 31,
	2017	2016
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	291,752	287,647
Weighted average number of OP/DownREIT Units outstanding	(24,962)	(25,191)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	266,790	262,456

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	296,678	292,504
Weighted average number of OP/DownREIT Units outstanding	(24,962)	(25,191)
Weighted average number of Series E preferred shares outstanding	(3,028)	(3,028)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	268,688	264,285
United Dominion Realty, L.P.:
Business Overview
United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”) is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At March 31, 2017, the Operating Partnership’s real estate portfolio included 54 communities located in eight states and the District of Columbia with a total of 16,698 apartment homes.
As of March 31, 2017, UDR owned 110,883 units of our general partnership interests and 174,122,808 units of our limited partnership interests (the “OP Units”), or approximately 95.0% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this section of this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries, and all references in this section to “UDR” or the “General Partner” refer solely to UDR, Inc.
UDR is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in June 2003. At March 31, 2017, the General Partner’s consolidated real estate portfolio included 128 communities located in 10 states and the District of Columbia with a total of 39,698 apartment homes. In addition, the General Partner had an ownership interest in 28 communities with 7,131 completed apartment homes through unconsolidated operating communities.
The Operating Partnership’s same-store community apartment home population for the three months ended March 31, 2017 was 15,058.

The following table summarizes our market information by major geographic markets as of March 31, 2017:

					Three Months Ended
		March 31, 2017			March 31, 2017
Same-Store Communities	Number of Apartment Communities	Number of Apartment Homes	Percentage of Total Carrying Value	Total Carrying Value (in thousands)	Average Physical Occupancy	Monthly Income per Occupied Home (a)
West Region
San Francisco, CA	8	1,992	12.7%	$465,508	97.1%	$3,011
Orange County, CA	6	2,052	13.4%	494,598	95.7%	2,266
Seattle, WA	5	932	6.0%	220,571	96.9%	1,885
Los Angeles, CA	2	344	3.0%	111,072	95.9%	2,537
Monterey Peninsula, CA	7	1,565	4.6%	169,221	96.5%	1,579
Other Southern California	2	516	2.5%	92,462	94.9%	1,889
Portland, OR	2	476	1.3%	47,704	96.7%	1,529
Mid-Atlantic Region
Metropolitan D.C.	6	2,068	15.0%	554,444	97.3%	2,057
Baltimore, MD	2	540	2.8%	102,406	96.1%	1,501
Northeast Region
New York, NY	2	996	16.4%	605,300	97.3%	3,921
Boston, MA	1	387	1.9%	70,107	96.1%	1,935
Southeast Region
Tampa, FL	2	942	2.8%	104,257	97.1%	1,383
Nashville, TN	6	1,612	3.8%	142,362	97.3%	1,216
Other Florida	1	636	2.3%	83,595	96.6%	1,493
Total/Average Same-Store Communities	52	15,058	88.5%	3,263,607	96.7%	$2,085
Non-Mature, Commercial Properties & Other	2	1,640	11.5%	422,727
Total Real Estate Owned	54	16,698	100.0%	3,686,334
Total Accumulated Depreciation				(1,445,528)
Total Real Estate Owned, Net of Accumulated Depreciation				$2,240,806

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
We report in two segments: Same-Store Communities and Non-Mature Communities/Other.
Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2016 and held as of March 31, 2017. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
Our Non-Mature Communities/Other segment represents those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations either through operating cash flows, the sale of properties, and the issuance of debt. Both the coordination of asset and liability maturities and effective capital management are important to the maintenance of liquidity. The Operating Partnership’s primary source of liquidity is cash flow from operations as determined by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment homes and borrowings owed by us under the General Partner’s credit agreements. The General Partner will routinely use its unsecured credit facility to temporarily fund certain investing and financing activities prior to arranging for longer-term financing or the issuance of equity or debt securities. During the past several years, proceeds from the sale of real estate have been used for both investing and financing activities as we repositioned our portfolio.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations and borrowings owed by us under the General Partner’s credit agreements. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities and potential property acquisitions through borrowings and the disposition of properties. We believe that our net cash provided by operations and borrowings will continue to be adequate to meet both operating requirements and the payment of distributions. Likewise, the budgeted expenditures for improvements and renovations of certain properties are expected to be funded from property operations, and borrowings owed by us under the General Partner’s credit agreements.
Future Capital Needs
Future capital expenditures are expected to be funded with proceeds from the issuance of secured debt or unsecured debt, sales of properties, borrowings owed by us under our General Partner’s credit agreements, and to a lesser extent, from cash flows provided by operating activities.
As of March 31, 2017, the Operating Partnership did not have any secured debt maturing during the remainder of 2017.
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
Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Operating Partnership’s current Report on Form 10-K, filed with the SEC on February 21, 2017. There have been no significant changes in our critical accounting policies from those reported. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.
Statements of Cash Flows
The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016.
Operating Activities
For the three months ended March 31, 2017, Net cash provided by/(used in) operating activities was $63.9 million compared to $60.5 million for the comparable period in 2016. The increase in cash flow from operating activities was primarily due to improved operating income, primarily driven by revenue growth at communities.
Investing Activities
For the three months ended March 31, 2017, Net cash provided by/(used in) investing activities was $(8.0) million compared to $(6.8) million for the comparable period in 2016. The increase in cash used in investing activities was primarily due to increased capital expenditures.

Financing Activities
For the three months ended March 31, 2017, our Net cash provided by/(used in) financing activities was $(55.8) million compared to $(55.8) million for the comparable period of 2016. Net cash used in financing activities was unchanged primarily due to the early payoff of debt maturing in July 2023 being offset by an increase in advances from the General Partner.
Credit Facilities
As of March 31, 2017, an aggregate commitment of $310.2 million of the General Partner's secured credit facilities with Fannie Mae was owed by the Operating Partnership based on the ownership of the assets securing the debt. The entire commitment was outstanding at March 31, 2017. The portions of the Fannie Mae credit facilities owed by the Operating Partnership mature at various dates from December 2018 through July 2020 and bear interest at floating and fixed rates. At March 31, 2017, $228.9 million of the outstanding balance was fixed at a weighted average interest rate of 5.07% and the remaining balance of $81.3 million on these facilities had a weighted average variable interest rate of 2.34%.
The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion and unsecured commercial paper program with an aggregate borrowing capacity of $500 million, $300 million of medium-term notes due June 2018, $300 million of medium-term notes due October 2020, a $350 million term loan facility due January 2021, $400 million of medium-term notes due January 2022, $300 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025 and $300 million of medium-term notes due September 2026. As of March 31, 2017 and December 31, 2016, the General Partner did not have an outstanding balance under the unsecured revolving credit facility and had $220.0 million and $0, respectively, of notes outstanding under its unsecured commercial paper program.
The credit facilities are subject to customary financial covenants and limitations.
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $108.3 million in variable rate debt that is not subject to interest rate swap contracts as of March 31, 2017. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the three months ended March 31, 2017 would increase by $0.3 million based on the average balance outstanding during the period.
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
The General Partner also utilizes derivative financial instruments owed by the Operating Partnership to manage interest rate risk and generally designates these financial instruments as cash flow hedges. See Note 8, Derivatives and Hedging Activities, in the Notes to the Operating Partnership’s Consolidated Financial Statements for additional discussion of derivative instruments.
A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by/(used in) operating activities	$63,900	$60,525
Net cash provided by/(used in) investing activities	(7,973)	(6,767)
Net cash provided by/(used in) financing activities	(55,819)	(55,759)

Results of Operations
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016.
Net Income/(Loss) Attributable to OP Unitholders
Net income attributable to OP unitholders was $13.7 million ($0.07 per diluted OP Unit) for the three months ended March 31, 2017 as compared to net income of $4.8 million ($0.03 per diluted OP Unit) for the comparable period in the prior year. The increase in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•	an increase of $2.5 million in total property NOI primarily due to higher revenue per occupied home; and

•
losses from unconsolidated entities of $5.4 million for the three months ended March 31, 2017 as compared to $13.4 million for the three months ended March 31, 2016, primarily due to a reduction in depreciation and amortization at the DownREIT Partnership.

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
Management considers NOI a useful metric for investors as it is a more meaningful representation of a community’s continuing operating performance than net income as it is prior to corporate-level expense allocations, general and administrative costs, capital structure and depreciation and amortization.
Although we consider NOI a useful measure of operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities as determined in accordance with GAAP. NOI excludes several income and expense categories as detailed in the reconciliation of NOI to Net income/(loss) attributable to OP unitholders below.
The following table summarizes the operating performance of our total portfolio for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended
	March 31, (a)
	2017	2016	% Change
Same-Store Communities:
Same-store rental income	$91,060	$86,505	5.3%
Same-store operating expense (b)	(24,106)	(22,884)	5.3%
Same-store NOI	66,954	63,621	5.2%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (c)	7,122	7,092	0.4%
Non-residential/other NOI	987	1,073	(8.0)%
Sold and held for disposition communities NOI	—	766	(100.0)%
Total non-mature communities/other NOI	8,109	8,931	(9.2)%
Total Property NOI	$75,063	$72,552	3.5%

(a)	Same-Store consists of 15,058 apartment homes.

(b)	Excludes depreciation, amortization, and property management expenses.

(c)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.

The following table is our reconciliation of Net income/(loss) attributable to OP unitholders to total property NOI for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net income/(loss) attributable to OP unitholders	$13,657	$4,787
Property management	2,822	2,717
Other operating expenses	1,548	1,500
Real estate depreciation and amortization	36,879	36,791
General and administrative	5,219	5,421
Casualty-related charges/(recoveries), net	553	—
(Income)/loss from unconsolidated entities	5,424	13,387
Interest expense	8,611	7,605
Net income/(loss) attributable to noncontrolling interests	350	344
Total property NOI	$75,063	$72,552
Same-Store Communities
Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2016 and held as of March 31, 2017) consisted of 15,058 apartment homes and provided 89.2% of our total NOI for the three months ended March 31, 2017.
Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016
NOI for our Same-Store Community properties increased 5.2%, or $3.3 million, for the three months ended March 31, 2017 compared to the same period in 2016. The increase in property NOI was primarily attributable to a 5.3%, or $4.6 million, increase in property rental income, which was partially offset by a 5.3%, or $1.2, million increase in operating expenses. The increase in revenues was primarily driven by a 4.0%, or $3.3 million, increase in rental rates. Physical occupancy increased 0.4% to 96.7% and total income per occupied home increased 4.8% to $2,085 for the three months ended March 31, 2017 compared to the same period in 2016.
The increase in property operating expenses was primarily driven by a 11.4%, or $0.9 million, increase in real estate taxes, which was primarily due to higher assessed valuations and lower appeal refunds, and a 2.3%, or $0.1 million, increase in personnel costs compared to the same period in 2016.
The operating margin (property net operating income divided by property rental income) was 73.5% for both the three months ended March 31, 2017 and 2016.
Non-Mature Communities/Other
The Operating Partnership’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties and the non-apartment components of mixed use properties.
Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016
The remaining 10.8%, or $8.1 million, of our total NOI during the three months ended March 31, 2017 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased 9.2%, or $0.8 million, for the three months ended March 31, 2017 compared to the same period in 2016. The decrease was primarily driven by a decrease in NOI of $0.8 million from sold communities.

Income/(Loss) in Unconsolidated Entities
For the three months ended March 31, 2017, income/(loss) from unconsolidated entities of $(5.4) million was attributable to the Operating Partnership's ownership interest in the DownREIT Partnership as compared to $(13.4) million for the comparable period in 2016. The decrease in loss from unconsolidated entities was primarily attributable to a reduction in deprecation and amortization at the DownREIT Partnership.

Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, the majority of our apartment leases have terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three months ended March 31, 2017.
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
See our Annual Report on Form 10-K for the year ended December 31, 2016 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2017, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.
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
We Face Certain Risks Related to Our Retail and Commercial Space. Certain of our properties include retail or commercial space that we lease to third parties. The long term nature of our retail and commercial leases (generally five to ten years with market based renewal options) and the characteristics of many of our tenants (generally small and/or local businesses) may subject us to certain risks. The longer term leases could result in below market lease rates over time if we do not accurately judge the potential increases in market rental rates. We may not be able to lease new space for rents that are consistent with our projections or for market rates. Also, when leases for our retail or commercial space expire, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the prior lease terms. Our properties compete with other properties with retail or commercial space. The presence of competitive alternatives may adversely affect our ability to lease space and the level of rents we can obtain. If our retail or commercial tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations, which could materially adversely impact our results of operations and financial condition.
Risk of Inflation/Deflation. Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses. The general risk of inflation is that interest on our debt and general and administrative expenses increase at a rate faster than increases in our rental rates, which could materially adversely affect our results of operations, cash flow and ability to make distributions to UDR’s stockholders.
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
We May Not Realize the Anticipated Benefits of Past or Future Acquisitions, and the Failure to Integrate Acquired Communities and New Personnel Successfully Could Create Inefficiencies. We have selectively acquired in the past, and if presented with attractive opportunities we intend to selectively acquire in the future, apartment communities that meet our investment criteria. Our acquisition activities and their success are subject to the following risks, among others:

•
we may be unable to obtain financing for acquisitions on favorable terms, including but not limited to interest rates, maturity dates and/or loan-to-value ratios, or at all, all of which could cause us to delay or even abandon potential acquisitions;

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

•
we may be unable to quickly and efficiently integrate acquired apartment communities and new personnel into our existing operations, and the failure to successfully integrate such apartment communities or personnel will result in inefficiencies that could materially adversely affect our expected return on our investments and our overall profitability.

Competition Could Adversely Affect Our Ability to Acquire Properties. In the past, other real estate investors, including insurance companies, pension and investment funds, developer partnerships, investment companies and other public and private apartment REITs, have competed with us to acquire existing properties and to develop new properties, and such competition in the future may make it more difficult for us to pursue attractive investment opportunities on favorable terms, which could materially adversely affect our ability to grow or acquire properties profitably or with attractive returns.
Development and Construction Risks Could Impact Our Profitability. In the past we have selectively pursued the development and construction of apartment communities, and we intend to do so in the future as appropriate opportunities arise. Development activities have been, and in the future may be, conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. Our development and construction activities are subject to the following risks, among others:

•
we may be unable to obtain construction financing for development activities on favorable terms, including but not limited to interest rates, maturity dates and/or loan to value ratios, or at all, which could cause us to delay or even abandon potential developments;

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

In some cases in the past, the costs of upgrading acquired communities have exceeded our original estimates. We may experience similar cost increases in the future. Our inability to charge rents that will be sufficient to offset the effects of any increases in these costs may impair our profitability, which could have a material adverse effect on out results of operations and financial condition.
Bankruptcy or Defaults of Our Counterparties Could Adversely Affect Our Performance. We have relationships with and, from time to time, we execute transactions with or receive services from many counterparties, such as general contractors engaged in connection with our development activities. As a result, bankruptcies or defaults by these counterparties could result in services not being provided, projects not being completed on time, or on budget, or at all, or volatility in the financial markets and economic weakness could affect the counterparties’ ability to complete transactions with us as intended, both of which could result in disruptions to our operations that may materially adversely affect our business and results of operations.
Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in partnerships and joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. We currently have 17 active joint ventures and partnerships, including our participating loan investment and preferred equity investments, with a total equity investment of $819.0 million. We could become engaged in a dispute with one or more of our partners which might affect our ability to operate a jointly-owned property. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners might refuse to make capital contributions when due and we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners’ interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process.
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
If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Material losses in excess of insurance proceeds may occur in the future. If one or more of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could materially and adversely affect our cash flow and ability to make distributions.
As a result of our substantial real estate holdings, the cost of insuring our apartment communities is a significant component of expense. Insurance premiums are subject to significant increases and fluctuations, which are generally outside of our control. We insure our properties with insurance companies that we believe have a good rating at the time our policies are put into effect. The financial condition of one or more of our insurance companies that we hold policies with may be negatively impacted, which could result in their inability to pay on future insurance claims. Their inability to pay future claims may have a negative impact on our financial results. In addition, the failure of one or more insurance companies may increase the costs to renew or replace our insurance policies or increase the cost of insuring additional properties and recently developed or redeveloped properties.
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
In addition, our properties are subject to various federal, state and local environmental, health and safety laws, including laws governing the management of wastes and underground and aboveground storage tanks. Noncompliance with these environmental, health and safety laws could subject us to liability. Changes in laws could increase the potential costs of compliance with environmental laws, health and safety laws or increase liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise materially and adversely affect our cash flow and results of operations.
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
Compliance with or Changes in Real Estate Tax and Other Laws and Regulations Could Adversely Affect Our Funds from Operations and Our Ability to Make Distributions to Stockholders. We are subject to federal, state and local laws, regulations, rules and ordinances at locations where we operate regarding a wide variety of matters that could affect, directly or indirectly, our operations. Generally, we do not directly pass through costs resulting from compliance with or changes in real estate tax laws to residential property tenants. We also do not generally pass through increases in income, service or other taxes to tenants under leases. These costs may adversely affect net operating income and the ability to make distributions to stockholders. Similarly, compliance with or changes in (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions or (ii) rent control or rent stabilization laws or other laws and regulations regulating housing, such as the Americans with Disabilities Act and the Fair Housing Amendments Act of 1988, may result in significant unanticipated expenditures, which would adversely affect our funds from operations and the ability to make distributions to stockholders.
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
Any Material Weaknesses Identified in Our Internal Control Over Financial Reporting Could Have an Adverse Effect on UDR’s Stock Price. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting. If we identify one or more material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on the per share trading price of UDR’s common stock.
Our Business and Operations Would Suffer in the Event of System Failures or Breaches in Data Security. Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems and systems maintained by third party vendors are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war, and telecommunication failures. We rely on information technology networks and systems, including the Internet and networks and systems maintained and controlled by third party vendors, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and keeping of records, which may include personal identifying information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. Although we take steps, and generally require third party vendors to take steps, to protect the security of the data maintained in our and their information systems, it is possible that our or their security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information, such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our or third party vendors’ information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.
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
Risks Related to Our Indebtedness and Financings
Insufficient Cash Flow Could Affect Our Debt Financing and Create Refinancing Risk. We are subject to the risks normally associated with debt financing, including the risk that our operating income and cash flow will be insufficient to make required payments of principal and interest, or could restrict our borrowing capacity under our line of credit due to debt covenant restraints. Sufficient cash flow may not be available to make all required principal payments and still satisfy UDR’s distribution requirements to maintain its status as a REIT for federal income tax purposes. In addition, the full limits of our line of credit may not be available to us and we may not be able to access the commercial paper market if our operating performance falls outside the constraints of our debt covenants. We are also likely to need to refinance substantially all of our outstanding debt as it matures. We may not be able to refinance existing debt, or the terms of any refinancing may not be as favorable as the terms of the existing debt, which could create pressures to sell assets or to issue additional equity when we would otherwise not choose to do so. In addition, our failure to comply with our debt covenants could result in a requirement to repay our indebtedness prior to its maturity, which could have a material adverse effect on our financial condition, cash flow, increase our financing costs and impact our ability to make distributions to UDR’s stockholders.

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
Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of March 31, 2017, UDR had approximately $568.4 million of variable rate indebtedness outstanding, which constitutes approximately 16.1% of total outstanding indebtedness as of such date. As of March 31, 2017, the Operating Partnership had approximately $108.3 million of variable rate indebtedness outstanding, which constitutes approximately 32.1% of total outstanding indebtedness to third parties as of such date. In addition, borrowings under our unsecured commercial paper program bear interest at variable rates. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties.
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
Financing May Not Be Available and Could Be Dilutive. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit, construction loans and other forms of secured debt, commercial paper and other forms of unsecured debt, and equity financing, including common and preferred equity. We and other companies in the real estate industry have experienced limited availability of financing from time to time, including due to regulatory changes directly or indirectly affecting financing markets, for example the changes in terms on construction loans brought about by the Basel III capital requirements and the associated “High Volatility Commercial Real Estate” designation, which has adversely impacted the availability of loans, including construction loans and proceeds and the interest rate thereon. Restricted lending practices could impact our ability to obtain financing or refinancing for our properties. If we issue additional equity securities to finance developments and acquisitions instead of incurring debt, the interests of UDR's existing stockholders could be diluted.

Failure To Maintain Our Current Credit Ratings Could Adversely Affect Our Cost of Funds, Related Margins, Liquidity, and Access to Capital Markets. Moody’s and Standard & Poor’s, routinely evaluate our debt and have given us ratings on our senior unsecured debt, commercial paper program and preferred stock. These ratings are based on a number of factors, which included their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. Due to changes in these factors and market conditions, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity, and access to capital markets, including our ability to access the commercial paper market.
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
Changes to the U.S. Federal Income Tax Laws, including the Enactment of Certain Proposed Tax Reform Measures, Could Have an Adverse Impact on Our Business and Financial Results. Changes to the U.S. federal income tax laws are proposed regularly. Legislative and regulatory changes may be more likely in the 115th Congress because the Presidency and such Congress will be controlled by the same political party and significant reform of the Code has been described publicly as a legislative priority.  Additionally, the REIT rules are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes.  If enacted, certain of such changes could have an adverse impact on our business and financial results.  For example, certain proposals set forth in President Trump’s administration and House Republican tax plans could reduce the relative competitive advantage of operating as a REIT unless accompanied by responsive changes to the REIT rules.  These proposals include: the lowering of income tax rates on individuals and corporations, which could ease the burden of double taxation on corporate dividends and make the single level of taxation on REIT distributions relatively less attractive; allowing the expensing of capital expenditures, which could result in the bunching of taxable income and required distributions for REITs; and further limiting or eliminating the deductibility of interest expense, which could disrupt the real estate market and could increase the amount of REIT taxable income that must be distributed as dividends to shareholders.
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

During the three months ended March 31, 2017, we did not issue any shares of our common stock upon redemption of OP Units.
Repurchase of Equity Securities
In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended March 31, 2017.

Period	Total Number of Shares Purchased	Weighted Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510
January 1, 2017 through January 31, 2017	—	—	—	15,032,510
February 1, 2017 through February 28, 2017	—	—	—	15,032,510
March 1, 2017 through March 31, 2017	—	—	—	15,032,510
Balance as of March 31, 2017	9,967,490	$22.00	9,967,490	15,032,510

(a)
This number reflects the amount of shares that were available for purchase under our 10 million share repurchase program authorized in February 2006 and our 15 million share repurchase program authorized in January 2008.

During the three months ended March 31, 2017, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended March 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 through January 31, 2017	21,732	$35.95	N/A	N/A
February 1, 2017 through February 28, 2017	94,145	34.84	N/A	N/A
March 1, 2017 through March 31, 2017	—	—	N/A	N/A
Total	115,877	$35.05

(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.

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

UDR, Inc.
Date:	April 25, 2017	/s/ Joseph D. Fisher
Joseph D. Fisher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

United Dominion Realty, L.P.
		By:	UDR, Inc., its general partner
Date:	April 25, 2017	/s/ Joseph D. Fisher
Joseph D. Fisher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Restatement of UDR, Inc. (incorporated by reference to Exhibit 3.09 to UDR, Inc.’s Current Report on Form 8-K dated July 27, 2005 and filed with the SEC on August 1, 2005).

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

3.1
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

3.16
Amended and Restated Bylaws of UDR, Inc. (as amended through May 12, 2016) (incorporated by reference to Exhibit 3.1 to UDR, Inc.’s Current Report on Form 8-K dated May 12, 2016 and filed with the SEC on May 18, 2016).

10.1*
UDR, Inc. 1999 Long-Term Incentive Plan (as amended and restated February 2, 2017) (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.2*
Form of UDR, Inc. Restricted Stock Award Agreement under the 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.3*
Indemnification Agreement by and between UDR, Inc. and each of its directors and officers listed on Schedule A thereto (incorporated by reference to Exhibit 10.7 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.4
First Amendment, dated January 20, 2017, to the Credit Agreement, dated as of October 20, 2015, by and among UDR, Inc., as borrower, and the lenders and agents party thereto (incorporated by reference to Exhibit 10.24 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016).

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of UDR, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges of United Dominion Realty, L.P.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR Inc., general partner of United Dominion Realty, L.P.

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR Inc., general partner of United Dominion Realty, L.P.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.

Exhibit No.	Description
32.3	Section 1350 Certification of the Chief Executive Officer of UDR Inc., general partner of United Dominion Realty, L.P.

32.4	Section 1350 Certification of the Chief Financial Officer of UDR Inc., general partner of United Dominion Realty, L.P.

101
XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended March 31, 2017, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., (vi) notes to consolidated financial statements of UDR, Inc., (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of comprehensive income/(loss) of United Dominion Realty, L.P., (x) consolidated statements of changes in capital of United Dominion Realty, L.P., (xi) consolidated statements of cash flows of United Dominion Realty, L.P., and (xii) notes to consolidated financial statements of United Dominion Realty, L.P.

* Management Contract or Compensatory Plan or Arrangement