Form 10-Q
period 2017-06-30
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2017-07-27
CIK 74208, 1018254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number

1‑10524 (UDR, Inc.)

333‑156002‑01 (United Dominion Realty, L.P.)

UDR, Inc.

United Dominion Realty, L.P.

(Exact name of registrant as specified in its charter)

Maryland (UDR, Inc.)	54‑0857512
Delaware (United Dominion Realty, L.P.)	54‑1776887
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

1745 Shea Center Drive, Suite 200, Highlands Ranch, Colorado 80129

(Address of principal executive offices) (zip code)

(720) 283‑6120

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

☒
UDR, Inc.:
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

☒
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

UDR, Inc.	☐
United Dominion Realty, L.P.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

UDR, Inc.	Yes ☐ No ☒
United Dominion Realty, L.P.	Yes ☐ No ☒

The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of July 25, 2017 was 267,573,214.

UDR, INC.

UNITED DOMINION REALTY, L.P.

Item 4. Mine Safety Disclosures	107

Item 5. Other Information	107

Item 6. Exhibits	107

Signatures	107

Exhibit 3.16
Exhibit 10.2
Exhibit 12.1
Exhibit 12.2
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4

EXPLANATORY NOTE

This Report combines the quarterly reports on Form 10‑Q for the quarter ended June 30, 2017 of UDR, Inc., a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR, Inc. is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company,” “UDR” or “UDR, Inc.” refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including United Dominion Realty, L.P. and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”), both Delaware limited partnerships of which UDR is the sole general partner. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or the “OP” refer to United Dominion Realty, L.P., together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership and the DownREIT Partnership are referred to as “OP Units” and “DownREIT Units,” respectively, and the holders of the OP Units and DownREIT Units are referred to as “unitholders.” This combined Form 10‑Q is being filed separately by UDR and the Operating Partnership.

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

As of June 30, 2017, UDR owned 110,883 units (100%) of the general partnership interests of the Operating Partnership and 174,122,808 OP Units, representing approximately 95.0% of total outstanding OP Units in the Operating Partnership. UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and UDR’s role as the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are presented in this report for each of UDR and the Operating Partnership.

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2017	2016
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$9,423,191	$9,271,847
Less: accumulated depreciation	(3,131,603)	(2,923,072)
Real estate held for investment, net	6,291,588	6,348,775
Real estate under development (net of accumulated depreciation of $428 and $0, respectively)	465,301	342,282
Real estate held for disposition (net of accumulated depreciation of $0 and $553, respectively)	—	1,071
Total real estate owned, net of accumulated depreciation	6,756,889	6,692,128
Cash and cash equivalents	1,411	2,112
Restricted cash	19,602	19,994
Notes receivable, net	17,290	19,790
Investment in and advances to unconsolidated joint ventures, net	843,167	827,025
Other assets	129,575	118,535
Total assets	$7,767,934	$7,679,584

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$806,647	$1,130,858
Unsecured debt, net	2,828,001	2,270,620
Real estate taxes payable	19,595	17,388
Accrued interest payable	28,482	29,257
Security deposits and prepaid rent	35,336	34,238
Distributions payable	91,447	86,936
Accounts payable, accrued expenses, and other liabilities	92,161	103,835
Total liabilities	3,901,669	3,673,132

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	967,797	909,482

Equity:
Preferred stock, no par value; 50,000,000 shares authorized:
8.00% Series E Cumulative Convertible; 2,796,903 shares issued and outstanding at June 30, 2017 and December 31, 2016	46,457	46,457
Series F; 16,038,692 and 16,196,889 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1	1
Common stock, $0.01 par value; 350,000,000 shares authorized:
267,557,894 and 267,259,469 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	2,676	2,673
Additional paid-in capital	4,640,550	4,635,413
Distributions in excess of net income	(1,792,674)	(1,585,825)
Accumulated other comprehensive income/(loss), net	(4,395)	(5,609)
Total stockholders’ equity	2,892,615	3,093,110
Noncontrolling interests	5,853	3,860
Total equity	2,898,468	3,096,970
Total liabilities and equity	$7,767,934	$7,679,584

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES:
Rental income	$244,658	$236,168	$485,929	$468,125
Joint venture management and other fees	3,321	2,618	5,891	5,476
Total revenues	247,979	238,786	491,820	473,601
OPERATING EXPENSES:
Property operating and maintenance	40,612	38,574	80,212	78,020
Real estate taxes and insurance	29,423	30,279	59,611	58,656
Property management	6,728	6,494	13,363	12,873
Other operating expenses	2,369	1,892	4,060	3,644
Real estate depreciation and amortization	108,450	105,937	213,482	211,276
General and administrative	11,434	10,835	24,509	24,679
Casualty-related charges/(recoveries), net	1,191	1,629	1,693	1,629
Other depreciation and amortization	1,567	1,486	3,175	3,039
Total operating expenses	201,774	197,126	400,105	393,816
Operating income	46,205	41,660	91,715	79,785
Income/(loss) from unconsolidated entities	(1,426)	325	9,772	1,004
Interest expense	(33,866)	(30,678)	(64,405)	(61,782)
Interest income and other income/(expense), net	515	540	942	971
Income/(loss) before income taxes and gain/(loss) on sale of real estate owned	11,428	11,847	38,024	19,978
Tax (provision)/benefit, net	(366)	402	(698)	805
Income/(loss) from continuing operations	11,062	12,249	37,326	20,783
Gain/(loss) on sale of real estate owned, net of tax	—	7,315	2,132	10,385
Net income/(loss)	11,062	19,564	39,458	31,168
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(854)	(1,610)	(3,192)	(2,515)
Net (income)/loss attributable to noncontrolling interests	(51)	(8)	(142)	(314)
Net income/(loss) attributable to UDR, Inc.	10,157	17,946	36,124	28,339
Distributions to preferred stockholders — Series E (Convertible)	(929)	(929)	(1,858)	(1,858)
Net income/(loss) attributable to common stockholders	$9,228	$17,017	$34,266	$26,481

Common distributions declared per share	$0.310	$0.295	$0.620	$0.590

Income/(loss) per weighted average common share:
Basic	$0.03	$0.06	$0.13	$0.10
Diluted	$0.03	$0.06	$0.13	$0.10

Weighted average number of common shares outstanding:
Basic	266,972	266,268	266,881	264,362
Diluted	268,859	268,174	268,742	266,227

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income/(loss)	$11,062	$19,564	$39,458	$31,168
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(507)	(1,963)	126	(2,774)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	390	943	1,209	1,878
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	(117)	(1,020)	1,335	(896)
Comprehensive income/(loss)	10,945	18,544	40,793	30,272
Comprehensive (income)/loss attributable to noncontrolling interests	(897)	(1,537)	(3,455)	(2,229)
Comprehensive income/(loss) attributable to UDR, Inc.	$10,048	$17,007	$37,338	$28,043

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except per share data)

(Unaudited)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2016	$46,458	$2,673	$4,635,413	$(1,585,825)	$(5,609)	$3,860	$3,096,970
Net income/(loss) attributable to UDR, Inc.	—	—	—	36,124	—	—	36,124
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	141	141
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	125	125
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	1,727	1,727
Other comprehensive income/(loss)	—	—	—	—	1,214	—	1,214
Issuance/(forfeiture) of common and restricted shares, net	—	1	(1,554)	—	—	—	(1,553)
Cumulative effect upon adoption of ASU 2016-09	—	—	558	(558)	—	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	2	6,133	—	—	—	6,135
Common stock distributions declared ($0.620 per share)	—	—	—	(165,941)	—	—	(165,941)
Preferred stock distributions declared-Series E ($0.6644 per share)	—	—	—	(1,858)	—	—	(1,858)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(74,616)	—	—	(74,616)
Balance at June 30, 2017	$46,458	$2,676	$4,640,550	$(1,792,674)	$(4,395)	$5,853	$2,898,468

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income/(loss)	$39,458	$31,168
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	216,657	214,315
(Gain)/loss on sale of real estate owned, net of tax	(2,132)	(10,385)
Tax provision/(benefit), net	698	(805)
(Income)/loss from unconsolidated entities	(9,772)	(1,004)
Return on investment in unconsolidated joint ventures	2,669	1,953
Amortization of share-based compensation	6,833	7,075
Other	10,929	5,562
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(9,302)	(8,551)
Increase/(decrease) in operating liabilities	(16,040)	(12,858)
Net cash provided by/(used in) operating activities	239,998	226,470

Investing Activities
Acquisition of real estate assets	(65,381)	(17,235)
Proceeds from sales of real estate investments, net	3,250	21,943
Development of real estate assets	(128,433)	(66,138)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(51,298)	(49,112)
Capital expenditures — non-real estate assets	(2,043)	(1,941)
Investment in unconsolidated joint ventures	(67,509)	(20,635)
Distributions received from unconsolidated joint ventures	26,210	13,663
Repayment/(issuance) of notes receivable	2,500	(3,000)
Net cash provided by/(used in) investing activities	(282,704)	(122,455)

Financing Activities
Payments on secured debt	(324,118)	(145,499)
Proceeds from the issuance of secured debt	—	25,000
Payments on unsecured debt	—	(95,053)
Proceeds from the issuance of unsecured debt	539,292	—
Net proceeds/(repayment) of revolving bank debt	18,708	109,199
Proceeds from the issuance of common shares through public offering, net	—	173,283
Distributions paid to redeemable noncontrolling interests	(15,385)	(14,624)
Distributions paid to preferred stockholders	(1,858)	(1,858)
Distributions paid to common stockholders	(161,840)	(151,512)
Other	(12,794)	(4,526)
Net cash provided by/(used in) financing activities	42,005	(105,590)
Net increase/(decrease) in cash and cash equivalents	(701)	(1,575)
Cash and cash equivalents, beginning of period	2,112	6,742
Cash and cash equivalents, end of period	$1,411	$5,167

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$66,047	$64,793
Cash paid/(refunds received) for income taxes	1,641	852
Non-cash transactions:
Transfer of investment in and advances to unconsolidated joint ventures to real estate owned	$32,260	$11,526
Vesting of LTIP Units	2,317	—
Development costs and capital expenditures incurred but not yet paid	49,295	42,940
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (168,804 shares in 2017 and 2,080 shares in 2016)	6,135	81
Dividends declared but not yet paid	91,447	86,936

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

1. BASIS OF PRESENTATION

Basis of Presentation

UDR, Inc., collectively with our consolidated subsidiaries (“UDR,” the “Company,” “we,” “our,” or “us”), is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of June 30, 2017, there were 183,350,924 units in the Operating Partnership ("OP Units") outstanding, of which 174,233,691 OP Units, or 95.0%, were owned by UDR and 9,117,233 OP Units, or 5.0%, were owned by outside limited partners. As of June 30, 2017, there were 32,367,380 units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 16,650,211, or 51.4%, were owned by UDR (including 13,470,651 DownREIT Units, or 41.6%, that were held by the Operating Partnership) and 15,717,169, or 48.6%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of June 30, 2017, and results of operations for the three and six months ended June 30, 2017 and 2016 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2016 appearing in UDR’s Annual Report on Form 10‑K, filed with the Securities and Exchange Commission on February 21, 2017.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017‑01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The ASU changes the definition of a business to assist entities with evaluating whether a set of transferred assets is a business. As a result, the accounting for acquisitions of real estate could be impacted. The updated standard will be effective for the Company on January 1, 2018; early adoption is permitted. The ASU will be applied prospectively to any transactions occurring within the period of adoption. The Company expects that the updated standard will result in fewer acquisitions of real estate meeting the definition of a business and fewer acquisition-related costs being expensed in the period incurred.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2017

In November 2016, the FASB issued ASU 2016‑18, Statement of Cash Flows (Topic 230), Restricted Cash. The ASU addresses the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The updated standard will be effective for the Company on January 1, 2018 and must be applied retrospectively to all periods presented; early adoption is permitted. The Company does not expect the updated standard to have a material impact on the consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016‑15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The ASU addresses specific cash flow items with the objective of reducing existing diversity in practice, including the treatment of distributions received from equity method investees. The updated standard will be effective for the Company on January 1, 2018 and must be applied retrospectively to all periods presented; early adoption is permitted.

The Company elected to early adopt ASU 2016‑15 in 2016 and elected to classify distributions received from equity method investees using the cumulative earnings approach. No prior period amounts required adjustment as a result of the adoption.

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, and to present the net amount of the financial instrument expected to be collected. The updated standard will be effective for the Company on January 1, 2020; early adoption is permitted on January 1, 2019. The Company is currently evaluating the effect that the updated standard will have on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016‑09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU aims to simplify the accounting for share-based payments by amending the accounting for forfeitures, statutory tax withholding requirements, classification in the statements of cash flow and income taxes. The updated standard was effective for the Company on January 1, 2017, at which time the Company prospectively began accounting for forfeitures as incurred and began applying the updated rules for statutory withholdings. As a result of adopting the ASU, the Company recorded a one-time adjustment for existing estimated forfeitures of $0.6 million as of January 1, 2017 to Distributions in Excess of Net Income on January 1, 2017.

In February 2016, the FASB issued ASU No. 2016‑02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods, but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparable period presented, with an option to elect certain transition relief. Full retrospective application is prohibited. The standard will be effective for the Company on January 1, 2019, with early adoption permitted. While the Company is currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures, we expect to recognize right-of-use assets and related lease liabilities on our consolidated balance sheets related to ground leases on any communities where we are the lessee.

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, including industry-specific revenue guidance. The standard specifically excludes lease contracts. The ASU allows for the use of either the full or modified retrospective transition method and will be effective for the Company on January 1, 2018, at which time the Company expects to adopt the updated standard using the modified retrospective approach. However, as the majority

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2017

of the Company’s revenue is from rental income related to leases, the Company does not expect the ASU to have a material impact on the consolidated financial statements and related disclosures.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2017

Notes Receivable

The following table summarizes our notes receivable, net as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	Interest rate at	Balance Outstanding
	June 30,	June 30,	December 31,
	2017	2017	2016
Note due February 2020 (a)	10.00%	$12,994	$12,994
Note due July 2017 (b)	—%	—	2,500
Note due October 2020 (c)	8.00%	1,296	1,296
Note due April 2021 (d)	10.00%	3,000	3,000
Total notes receivable, net		$17,290	$19,790

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

(b)

At December 31, 2016, the Company had a secured note receivable with an unaffiliated third party with an aggregate commitment of $2.5 million. The outstanding balance was paid in full during the six months ended June 30, 2017.

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

The Company recognized $0.5 million and $0.5 million of interest income from notes receivable during the three months ended June 30, 2017 and 2016, respectively, and $0.9 million and $0.8 million during the six months ended June 30, 2017 and 2016, respectively, none of which was related party interest income. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and six months ended June 30, 2017 and 2016, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 10, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2017

the three months ended June 30, 2017 and 2016 was less than $(0.1) million and $(0.1) million, respectively, and during the six months ended June 30, 2017 and 2016 was $0.1 million and $(0.6) million, respectively.

Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as taxable REIT subsidiaries (“TRS”).

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of June 30, 2017 and December 31, 2016, UDR’s net deferred tax asset was $0.3 million and $0.6 million, respectively.

GAAP defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. GAAP also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

The Company recognizes its tax positions and evaluates them using a two-step process. First, UDR determines whether a tax position is more likely than not (greater than 50 percent probability to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, the Company will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement.

UDR had no material unrecognized tax benefit, accrued interest or penalties at June 30, 2017. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2013 through 2016 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. As of June 30, 2017, the Company owned and consolidated 128 communities in 10 states plus the District of Columbia totaling 39,822 apartment

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2017

homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30,	December 31,
	2017	2016
Land	$1,788,391	$1,801,576
Depreciable property — held and used:
Land improvements	183,796	178,701
Building, improvements, and furniture, fixtures and equipment	7,451,004	7,291,570
Under development:
Land and land improvements	111,028	111,028
Building, improvements, and furniture, fixtures and equipment	354,701	231,254
Real estate held for disposition:
Land and land improvements	—	1,104
Building, improvements, and furniture, fixtures and equipment	—	520
Real estate owned	9,888,920	9,615,753
Accumulated depreciation	(3,132,031)	(2,923,625)
Real estate owned, net	$6,756,889	$6,692,128

Acquisitions

During the six months ended June 30, 2017, the Company exercised its fixed-price option to purchase its joint venture partner’s ownership interest in a 244 home operating community in Seattle, Washington, thereby increasing its ownership interest from 49% to 100%, for a cash purchase price of approximately $66.0 million. As a result, the Company consolidated the operating community. The Company had previously accounted for its 49% ownership interest as a preferred equity investment in an unconsolidated joint venture (see Note 5, Joint Ventures and Partnerships). As a result of the consolidation, the Company increased its real estate owned by approximately $97.0 million, recorded approximately $1.7 million of in-place lease intangibles and recorded a gain on consolidation of $12.2 million, which is included in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations.

Dispositions

During the six months ended June 30, 2017, the Company sold a parcel of land in Richmond, Virginia for gross proceeds of $3.5 million, resulting in net proceeds of $3.3 million and a gain of $2.1 million.

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, were $1.7 million and $2.7 million for the three months ended June 30, 2017 and 2016, respectively, and $4.4 million and $4.7 million for the six months ended June 30, 2017 and 2016, respectively. Total interest capitalized was $4.6 million and $3.8 million for the three months ended June 30, 2017 and 2016, respectively, and $9.4 million and $8.0 million for the six months ended June 30, 2017

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2017

and 2016, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion and depreciation commences over the estimated useful life.

In connection with the acquisition of certain properties, the Company agreed to pay certain of the tax liabilities of certain contributors if the Company sells one or more of the properties contributed in a taxable transaction prior to the expiration of specified periods of time following the acquisition. The Company may, however, sell, without being required to pay any tax liabilities, any of such properties in a non-taxable transaction, including, but not limited to, in an exchange under Section 1031 of the Internal Revenue Code.

Further, the Company has agreed to maintain certain debt that may be guaranteed by certain contributors for specified periods of time following the acquisition. The Company, however, has the ability to refinance or repay guaranteed debt or to substitute new debt if the debt and the guaranty continue to satisfy certain conditions.

4. VARIABLE INTEREST ENTITIES

The Company has determined that the Operating Partnership and DownREIT Partnership are VIEs as the limited partners lack substantive kick-out rights and substantive participating rights. The Company has concluded that it is the primary beneficiary of, and therefore consolidates the Operating Partnership and DownREIT Partnership based on its role as the sole general partner of the Operating Partnership and DownREIT Partnership. The Company’s role as community manager and its equity interests give us the power to direct the activities that most significantly impact the economic performance and the obligation to absorb potentially significant losses or the right to receive potentially significant benefits of the Operating Partnership and DownREIT Partnership.

See the consolidated financial statements of the Operating Partnership presented within this Report and Note 4, Unconsolidated Entities, to the Operating Partnership’s consolidated financial statements for the results of operations of the DownREIT Partnership.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2017

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of June 30, 2017 and December 31, 2016 (dollars in thousands):

				Number of
		Number of		Apartment
		Properties		Homes	Investment at		UDR’s Ownership Interest
	Location of	June 30,		June 30,	June 30,	December 31,	June 30,	December 31,
Joint Venture	Properties	2017		2017	2017	2016	2017	2016
Operating and development:
UDR/MetLife I	Los Angeles, CA	1	development community (a)	150	$34,416	$25,209	50.0%	50.0%
UDR/MetLife II (b)	Various	18	operating communities	4,059	309,586	311,282	50.0%	50.0%
Other UDR/MetLife Development Joint Ventures	Various	2	operating community;	1,437	142,363	160,979	50.6%	50.6%
		3	development communities (a)
UDR/MetLife Vitruvian Park®	Addison, TX	3	operating communities;	1,513	73,317	72,414	50.0%	50.0%
		1	development community (a);
		5	land parcels
UDR/KFH	Washington, D.C.	3	operating communities	660	10,991	12,835	30.0%	30.0%
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment, preferred equity investments and other investments					$570,673	$582,719

								Income from investments
						Investment at		Three Months Ended		Six Months Ended
				Years To	UDR	June 30,	December 31,	June 30,		June 30,
	Location	Rate		Maturity	Commitment	2017	2016	2017	2016	2017	2016
Participating loan investment:
Steele Creek	Denver, CO	6.5%		0.3	$93,458	$93,984	$94,003	$1,550	$1,560	$3,083	$3,079
Preferred equity investments:
West Coast Development Joint Ventures (c)	Various	6.5	% (c)	N/A	—	161,552	150,303	773	1,409	13,539	3,198
1532 Harrison (d)	San Francisco, CA	11.0%		5.0	24,645	6,398	—	2	—	2	—
Other investments:
The Portals (e)	Washington, DC	11.0%		4.0	$38,559	10,560	—	$16	$—	$16	$—
Total investment in and advances to unconsolidated joint ventures, net						$843,167	$827,025

(a)

The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes upon completion of development. As of June 30, 2017, 726 apartment homes had been completed in Other UDR/MetLife Development Joint Ventures, and no apartment homes had been completed in UDR/MetLife I or in UDR/MetLife Vitruvian Park®.

(b)

In September 2015, the 717 Olympic community, which is owned by the UDR/MetLife II joint venture, experienced extensive water damage due to a ruptured water pipe. For the six months ended June 30, 2017 and 2016, the Company recorded casualty-related charges/(recoveries) of $0.9 million and $(1.1) million, respectively, representing its proportionate share of the total charges/(recoveries) recognized.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2017

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

During the six months ended June 30, 2017, the Company exercised its fixed-price option to purchase the joint venture partner’s ownership interest in one of the five communities, a 244 home operating community in Seattle, Washington, thereby increasing its ownership interest from 49% to 100%, for a cash purchase price of approximately $66.0 million. As a result, the Company consolidated the operating community and it is no longer accounted for as a preferred equity investment in an unconsolidated joint venture (see Note 3, Real Estate Owned). As a result of the consolidation, the Company recorded a gain on consolidation of $12.2 million, which is included in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations.

As of June 30, 2017, construction was completed on three of the four remaining communities. Two of the four remaining communities had achieved stabilization. The other two completed communities have not achieved stabilization and the Company continues to receive a 6.5% preferred return on its investment in those communities.

In March 2017 and May 2017, the Company entered into two additional joint venture agreements with the unaffiliated joint venture partner and agreed to pay $15.5 million for a 49% ownership interest in a 155 home community that is currently under construction in Seattle, Washington and $16.1 million for a 49% ownership interest in a 276 home community that is currently under construction in Hillsboro, Oregon (together with the May 2015 joint venture described above, the “West Coast Development Joint Ventures”). Consistent with the terms of the May 2015 joint venture agreement, UDR earns a 6.5% preferred return on its investments through the communities’ date of stabilization, as defined above, while our joint venture partner is allocated all operating income and expense during the pre-stabilization period. Upon stabilization of the communities, income and expense will be shared based on each partner’s ownership percentage and the Company will no longer receive a 6.5% preferred return on its investment. The Company will serve as property manager and will earn a management fee during the lease-up phase and subsequent operation of the stabilized communities. The unaffiliated joint venture partner is the general partner and the developer of the communities. The Company has concluded it does not control the joint ventures and accounts for them under the equity method of accounting.

The Company has a fixed-price option to acquire the remaining interest in the communities beginning one year after completion for a total price of $61.3 million and $72.3 million, respectively. The unaffiliated joint venture partner is providing certain guaranties and there are construction loans on the communities.

The Company’s recorded equity investment in the West Coast Development Joint Ventures at June 30, 2017 and December 31, 2016 of $161.6 million and $150.3 million, respectively, is inclusive of outside basis costs and our accrued but unpaid preferred return.

(d)

In June 2017, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 136 apartment home community in San Francisco, California. The Company’s preferred equity investment of up to $24.6 million will earn a preferred return of 11.0% per annum. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. As of June 30, 2017, the Company had contributed approximately $6.4 million to the joint venture. The Company has concluded it does not control the joint venture and accounts for it under the equity method of accounting.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2017

(e)

In May 2017, the Company entered into a joint venture agreement with an unaffiliated joint venture partner. The joint venture has made a mezzanine loan to a third-party developer of a 373 apartment home community in Washington, D.C. The unaffiliated joint venture partner is the managing member of the joint venture. The mezzanine loan is for up to $71.0 million at an interest rate of 13.5% per annum and carries a term of four years with one, 12-month extension option. The Company’s investment commitment to the joint venture is approximately $38.6 million and earns a weighted average return rate of approximately 11.0% per annum. As of June 30, 2017, the Company had contributed approximately $10.6 million to the joint venture. The Company has concluded it does not control the joint venture and accounts for it under the equity method of accounting.

As of June 30, 2017 and December 31, 2016, the Company had deferred fees of $10.3 million and $9.5 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $3.3 million and $2.6 million for the three months ended June 30, 2017 and 2016, respectively, and $5.9 million and $5.4 million for the six months ended June 30, 2017 and 2016, respectively, for our management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decreases in the value of its investments in unconsolidated joint ventures or partnerships during the three and six months ended June 30, 2017 and 2016.

Combined summary balance sheets relating to the unconsolidated joint ventures and partnerships (not just our proportionate share) are presented below as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30,	December 31,
	2017	2016
Total real estate, net	$2,912,814	$2,901,067
Cash and cash equivalents	33,523	32,503
Other assets	21,295	19,047
Total assets	$2,967,632	$2,952,617

Amount due to/(from) UDR	$1,530	$521
Third party debt, net	1,837,639	1,794,379
Accounts payable and accrued liabilities	66,197	66,931
Total liabilities	$1,905,366	$1,861,831
Total equity	$1,062,266	$1,091,326

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2017

Combined summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Total revenues	$61,175	$58,153	$119,699	$113,190
Property operating expenses	(22,836)	(22,981)	(44,670)	(46,394)
Real estate depreciation and amortization	(24,785)	(21,770)	(48,117)	(40,713)
Operating income/(loss)	13,554	13,402	26,912	26,083
Interest expense	(18,949)	(17,005)	(36,640)	(33,184)
Other income/(expense)	—	(2)	—	(4)
Net income/(loss)	$(5,395)	$(3,605)	$(9,728)	$(7,105)

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2017

6. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at June 30, 2017 and December 31, 2016 (dollars in thousands):

	Principal Outstanding		As of June 30, 2017
			Weighted	Weighted
			Average	Average	Number of
	June 30,	December 31,	Interest	Years to	Communities
	2017	2016	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$399,315	$402,996	4.04%	5.8	7
Fannie Mae credit facilities (b)	285,836	355,836	4.86%	2.5	8
Deferred financing costs	(1,934)	(2,681)
Total fixed rate secured debt, net	683,217	756,151	4.39%	4.4	15
Variable Rate Debt
Tax-exempt secured notes payable (c)	94,700	94,700	1.54%	5.7	2
Fannie Mae credit facilities (b)	29,034	280,946	2.61%	1.4	1
Deferred financing costs	(304)	(939)
Total variable rate secured debt, net	123,430	374,707	1.79%	4.7	3
Total Secured Debt, net	806,647	1,130,858	3.99%	4.5	18
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due January 2020 (d) (i)	—	—	—%	2.6
Borrowings outstanding under unsecured commercial paper program due July 2017 (e) (i)	240,000	—	1.49%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2019 (f)	40,058	21,350	2.12%	1.5
Term Loan Facility due January 2021 (d) (i)	35,000	35,000	2.00%	3.6
Fixed Rate Debt
4.25% Medium-Term Notes due June 2018 (net of discounts of $394 and $608, respectively) (i)	299,606	299,392	4.25%	0.9
3.70% Medium-Term Notes due October 2020 (net of discounts of $26 and $30, respectively) (i)	299,974	299,970	3.70%	3.3
1.98% Term Loan Facility due January 2021 (d) (i)	315,000	315,000	1.98%	3.6
4.63% Medium-Term Notes due January 2022 (net of discounts of $1,625 and $1,805, respectively) (i)	398,375	398,195	4.63%	4.5
3.75% Medium-Term Notes due July 2024 (net of discounts of $730 and $782, respectively) (i)	299,270	299,218	3.75%	7.0
8.50% Debentures due September 2024	15,644	15,644	8.50%	7.2
4.00% Medium-Term Notes due October 2025 (net of discounts of $568 and $602, respectively) (g) (i)	299,432	299,398	4.00%	8.3
2.95% Medium-Term Notes due September 2026 (i)	300,000	300,000	2.95%	9.2
3.50% Medium-Term Notes due July 2027 (net of discounts of $705 and $0, respectively) (h) (i)	299,295	—	3.50%	10.0
Other	20	21
Deferred financing costs	(13,673)	(12,568)
Total Unsecured Debt, net	2,828,001	2,270,620	3.49%	5.2
Total Debt, net	$3,634,648	$3,401,478	3.67%	5.1

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2017

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of June 30, 2017, secured debt encumbered $1.7 billion or 16.9% of UDR’s total real estate owned based upon gross book value ($8.2 billion or 83.1% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At June 30, 2017, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from May 2019 through November 2026 and carry interest rates ranging from 3.15% to 5.86%.

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the life of the underlying debt instrument.

During the three months ended June 30, 2017 and 2016, the Company had $0.7 million and $0.7 million, respectively, and during the six months ended June 30, 2017 and 2016, the Company had $1.5 million and $1.5 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties,which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $9.7 million and $11.2 million at June 30, 2017 and December 31, 2016, respectively.

(b) UDR had two secured credit facilities with Fannie Mae with an aggregate commitment of $314.9 million at June 30, 2017. The Fannie Mae credit facilities mature at various dates from December 2018 through July 2020 and bear interest at floating and fixed rates. At June 30, 2017, $285.8 million of the outstanding balance was fixed and had a weighted average interest rate of 4.86% and the remaining balance of $29.0 million had a weighted average variable interest rate of 2.61%.

During the six months ended June 30, 2017, the Company prepaid $275.3 million of its secured credit facilities with borrowings under the Company’s unsecured commercial paper program and proceeds from the issuance of senior unsecured medium-term notes. The Company incurred prepayment costs of $4.3 million and $5.8 million during the three and six months ended June 30, 2017, respectively, which were included in Interest expense on the Consolidated Statements of Operations.

Further information related to these credit facilities is as follows (dollars in thousands):

	June 30,	December 31,
	2017	2016
Borrowings outstanding	$314,870	$636,782
Weighted average borrowings during the period ended	518,437	737,802
Maximum daily borrowings during the period ended	636,782	813,544
Weighted average interest rate during the period ended	4.1%	3.9%
Weighted average interest rate at the end of the period	4.7%	3.8%

(c) The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature in August 2019 and March 2032. Interest on these notes is payable in monthly installments. The variable rate mortgage notes have interest rates ranging from 1.52% to 1.54% as of June 30, 2017.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2017

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

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30,	December 31,
	2017	2016
Total revolving credit facility	$1,100,000	$1,100,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	4,586	161,505
Maximum daily borrowings during the period ended	120,000	340,000
Weighted average interest rate during the period ended	1.6%	1.4%
Interest rate at end of the period	—%	—%

(1)	Excludes $3.3 million and $2.9 million of letters of credit at June 30, 2017 and December 31, 2016, respectively.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2017

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30,	December 31,
	2017	2016
Total unsecured commercial paper program	$500,000	$—
Borrowings outstanding at end of period	240,000	—
Weighted average daily borrowings during the period ended	186,743	—
Maximum daily borrowings during the period ended	340,000	—
Weighted average interest rate during the period ended	1.3%	—%
Interest rate at end of the period	1.5%	—%

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

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30,	December 31,
	2017	2016
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	40,058	21,350
Weighted average daily borrowings during the period ended	24,809	21,936
Maximum daily borrowings during the period ended	67,799	69,633
Weighted average interest rate during the period ended	1.8%	1.4%
Interest rate at end of the period	2.1%	1.7%

(g) The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $200 million of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 4.55%.

(h) On June 16, 2017, the Company issued $300 million of 3.50% senior unsecured medium-term notes due July 1, 2027. Interest is payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2018. The notes were priced at 99.764% of the prinicipal amount at issuance. The Company used the net proceeds for the repayment of outstanding indebtedness and for general corporate purposes.

(i) The Operating Partnership is a guarantor of this debt.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2017

The aggregate maturities, including amortizing principal payments of unsecured and secured debt, of total debt for the next ten calendar years subsequent to June 30, 2017 are as follows (dollars in thousands):

	Total Fixed	Total Variable	Total	Total	Total
Year	Secured Debt	Secured Debt	Secured Debt	Unsecured Debt	Debt
2017	$2,228	$—	$2,228	$240,000	$242,228
2018	4,636	29,034	33,670	300,000	333,670
2019	249,395	67,700	317,095	40,058	357,153
2020	198,076	—	198,076	300,000	498,076
2021	1,117	—	1,117	350,000	351,117
2022	1,157	—	1,157	400,000	401,157
2023	41,245	—	41,245	—	41,245
2024	—	—	—	315,644	315,644
2025	127,600	—	127,600	300,000	427,600
2026	50,000	—	50,000	300,000	350,000
Thereafter	—	27,000	27,000	300,000	327,000
Subtotal	675,454	123,734	799,188	2,845,702	3,644,890
Non-cash (a)	7,763	(304)	7,459	(17,701)	(10,242)
Total	$683,217	$123,430	$806,647	$2,828,001	$3,634,648

(a)

Includes the unamortized balance of fair market value adjustments, premiums/discounts and deferred financing costs. For the three months ended June 30, 2017 and 2016, the Company amortized $1.1 million and $1.2 million, respectively, of deferred financing costs into Interest expense. For the six months ended June 30, 2017 and 2016, the Company amortized $2.1 million and $2.4 million, respectively, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at June 30, 2017.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2017

7. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator for income/(loss) per share:
Income/(loss) from continuing operations	$11,062	$12,249	$37,326	$20,783
Gain/(loss) on sale of real estate owned, net of tax	—	7,315	2,132	10,385
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(854)	(1,610)	(3,192)	(2,515)
Net (income)/loss attributable to noncontrolling interests	(51)	(8)	(142)	(314)
Net income/(loss) attributable to UDR, Inc.	10,157	17,946	36,124	28,339
Distributions to preferred stockholders — Series E (Convertible)	(929)	(929)	(1,858)	(1,858)
Income/(loss) attributable to common stockholders - basic and diluted	$9,228	$17,017	$34,266	$26,481

Denominator for income/(loss) per share:
Weighted average common shares outstanding	267,495	267,113	267,449	265,234
Non-vested restricted stock awards	(523)	(845)	(568)	(872)
Denominator for basic income/(loss) per share	266,972	266,268	266,881	264,362
Incremental shares issuable from assumed conversion of stock options, unvested LTIP Units and unvested restricted stock	1,887	1,906	1,861	1,865
Denominator for diluted income/(loss) per share	268,859	268,174	268,742	266,227

Income/(loss) per weighted average common share:
Basic	$0.03	$0.06	$0.13	$0.10
Diluted	$0.03	$0.06	$0.13	$0.10

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units ("LTIP Units") and unvested restricted stock. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three and six months ended June 30, 2017 and 2016, the effect of the conversion of the OP Units, DownREIT Units and convertible preferred stock was not dilutive and therefore not included in the above calculation.

The following table sets forth the additional shares of common stock outstanding by equity instrument if converted to common stock for each of the three and six months ended June 30, 2017 and 2016 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
OP/DownREIT Units	24,864	25,190	24,913	25,191
Convertible preferred stock	3,028	3,028	3,028	3,028
Stock options, unvested LTIP Units and unvested restricted stock	1,887	1,906	1,861	1,865

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2017

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

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, December 31, 2016	$909,482
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	74,616
Conversion of OP Units/DownREIT Units to Common Stock	(6,135)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	3,192
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(15,796)
Vesting of Long-Term Incentive Plan Units	2,317
Allocation of other comprehensive income/(loss)	121
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, June 30, 2017	$967,797

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners and unvested LTIP Units in certain consolidated affiliates, and is presented as part of equity in the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was $(0.1) million and less than $(0.1) million during the three months ended June 30, 2017 and 2016, respectively, and $(0.1) million and $(0.3) million during the six months ended June 30, 2017 and 2016, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2017

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2017

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of June 30, 2017 and December 31, 2016 are summarized as follows (dollars in thousands):

			Fair Value at June 30, 2017, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	June 30,	June 30,	Liabilities	Inputs	Inputs
	2017	2017	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable (a)	$17,290	$17,286	$—	$—	$17,286
Derivatives - Interest rate contracts (b)	4,377	4,377	—	4,377	—
Total assets	$21,667	$21,663	$—	$4,377	$17,286

Secured debt instruments - fixed rate: (c)
Mortgage notes payable	$399,315	$396,828	$—	$—	$396,828
Fannie Mae credit facilities	285,836	292,860	—	—	292,860
Secured debt instruments - variable rate: (c)
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	29,034	29,034	—	—	29,034
Unsecured debt instruments: (c)
Working capital credit facility	40,058	40,058	—	—	40,058
Commercial paper program	240,000	240,000	—	—	240,000
Unsecured notes	2,561,616	2,611,612	—	—	2,611,612
Total liabilities	$3,650,559	$3,705,092	$—	$—	$3,705,092

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (d)	$967,797	$967,797	$—	$967,797	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2017

			Fair Value at December 31, 2016, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2016	2016	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable (a)	$19,790	$19,645	$—	$—	$19,645
Derivatives - Interest rate contracts (b)	4,360	4,360	—	4,360	—
Total assets	$24,150	$24,005	$—	$4,360	$19,645

Derivatives- Interest rate contracts (b)	$413	$413	$—	$413	$—
Secured debt instruments - fixed rate: (c)
Mortgage notes payable	402,996	396,045	—	—	396,045
Fannie Mae credit facilities	355,836	365,693	—	—	365,693
Secured debt instruments - variable rate: (c)
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	280,946	280,946	—	—	280,946
Unsecured debt instruments: (c)
Working capital credit facility	21,350	21,350	—	—	21,350
Unsecured notes	2,261,838	2,304,492	—	—	2,304,492
Total liabilities	$3,418,079	$3,463,639	$—	$413	$3,463,226

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (d)	$909,482	$909,482	$—	$909,482	$—

(a)	See Note 2, Significant Accounting Policies.
(b)	See Note 10, Derivatives and Hedging Activity.
(c)	See Note 6, Secured Debt and Unsecured Debt, Net.
(d)	See Note 8, Noncontrolling Interests.

There were no transfers into or out of any of the levels of the fair value hierarchy during the six months ended June 30, 2017.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2017

its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At June 30, 2017 and December 31, 2016, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

We consider various factors to determine if a decrease in the value of our investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2017

did not incur any other-than-temporary decrease in the value of its investments in unconsolidated joint ventures during the three and six months ended June 30, 2017 and 2016.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended June 30, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2017, the Company recognized a loss of $0.1 million reclassified from Accumulated OCI to Interest expense due to the de-designation of cash flow hedges and recorded no other ineffectiveness to earnings. During the three and six months ended June 30, 2016, the Company recorded no ineffectiveness to earnings.

Amounts reported in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2017

variable-rate debt. Through June 30, 2018, the Company estimates that an additional $0.1 million will be reclassified as an increase to interest expense.

As of June 30, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps	4	$315,000
Interest rate caps	1	$65,197

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of less than $0.1 million for the three and six months ended June 30, 2017 and 2016.

As of June 30, 2017, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	3	$271,076

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016
Derivatives designated as hedging instruments:
Interest rate products	$4,377	$4,359	$—	$413

Derivatives not designated as hedging instruments:
Interest rate products	$—	$1	$—	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2017

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Ineffective Portion and
	Recognized in OCI		Interest expense		Amount Excluded from
	(Effective Portion)		(Effective Portion)		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2017	2016	2017	2016	2017	2016
Three Months Ended June 30,
Interest rate products	$(507)	$(1,963)	$(308)	$(943)	$(82)	$—

Six Months Ended June 30,
Interest rate products	$126	$(2,774)	$(1,073)	$(1,878)	$(136)	$—

	Gain/(Loss) Recognized in
	Interest income and other income/(expense), net
Derivatives Not Designated as Hedging Instruments	2017	2016
Three Months Ended June 30,
Interest rate products	$—	$(3)

Six Months Ended June 30,
Interest rate products	$(1)	$(3)

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

Certain of the Company’s agreements with its derivative counterparties contain provisions where, if there is a change in the Company’s financial condition that materially changes the Company’s creditworthiness in an adverse manner, the Company may be required to fully collateralize its obligations under the derivative instrument. At June 30, 2017 and December 31, 2016, no cash collateral was posted or required to be posted by the Company or by a counterparty.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2017

As of June 30, 2017, the fair value of derivatives was in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, of $4.4 million. As of June 30, 2017, the Company has not posted any collateral related to these agreements.

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions in the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of June 30, 2017 and December 31, 2016 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
June 30, 2017	$4,377	$—	$4,377	$—	$—	$4,377

December 31, 2016	$4,360	$—	$4,360	$(221)	$—	$4,139

(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Liabilities	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Liabilities	Liabilities	Sheets	(a)	Instruments	Posted	Net Amount
June 30, 2017	$—	$—	$—	$—	$—	$—

December 31, 2016	$413	$—	$413	$(221)	$—	$192

(a)

Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

11. STOCK BASED COMPENSATION

The Company recognized stock based compensation expense, inclusive of awards granted to our independent directors, net of capitalization, of $3.4 million and $3.2 million during the three months ended June 30, 2017 and 2016, respectively, and $6.8 million and $7.1 million during the six months ended June 30, 2017 and 2016, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2017

12. COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Under Development

The following summarizes the Company’s real estate commitments at June 30, 2017 (dollars in thousands):

				Expected		Average
	Number of	Costs Incurred to		Costs		Ownership
	Properties	Date (a)		to Complete		Stake
Wholly-owned — under development	2	$465,729	(b)	$242,771		100%
Wholly-owned — redevelopment	1	6,171	(b)	3,329		100%
Joint ventures:
Unconsolidated joint ventures	5	430,918		52,257	(c)	50%
Participating loan investments	1	93,984	(d)	—		—%
Preferred equity investments	4	64,532	(e)	18,247	(f)	48%	(g)
Other investments	1	10,560		27,999	(h)	—%
Total		$1,071,894		$344,603

(a)	Represents 100% of project costs incurred as of June 30, 2017.
(b)	Costs incurred as of June 30, 2017 include $36.7 million and $2.2 million of accrued fixed assets for development and redevelopment, respectively.
(c)	Represents UDR’s proportionate share of expected remaining costs to complete the developments.
(d)	Represents the participating loan balance funded as of June 30, 2017.
(e)	Represents UDR’s investment in the West Coast Development Joint Ventures and 1532 Harrison for the properties under development as of June 30, 2017.
(f)	Represents UDR’s remaining commitment for 1532 Harrison.
(g)	Represents UDR’s average ownership stake in the West Coast Development Joint Ventures only and does not include UDR’s preferred equity interest in 1532 Harrison.
(h)	Represents UDR’s remaining commitment for The Portals.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2017

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

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•

Same-Store Communities represent those communities acquired, developed, and stabilized prior to April 1, 2016 (for quarter-to-date comparison) and January 1, 2016 (for year-to-date comparison) and held as of June 30, 2017. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and six months ended June 30, 2017 and 2016.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2017

The following table details rental income and NOI for UDR’s reportable segments for the three and six months ended June 30, 2017 and 2016, and reconciles NOI to Net Income/(Loss) Attributable to UDR, Inc. in the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, (a)		June 30, (b)
	2017	2016	2017	2016
Reportable apartment home segment rental income
Same-Store Communities
West Region	$83,222	$79,566	$165,442	$157,973
Mid-Atlantic Region	57,199	55,586	104,620	101,288
Northeast Region	37,732	36,749	75,653	73,209
Southeast Region	29,149	27,702	57,806	54,839
Southwest Region	10,685	10,237	21,365	20,363
Non-Mature Communities/Other	26,671	26,328	61,043	60,453
Total segment and consolidated rental income	$244,658	$236,168	$485,929	$468,125

Reportable apartment home segment NOI
Same-Store Communities
West Region	$62,658	$58,819	$124,552	$117,963
Mid-Atlantic Region	40,106	39,039	72,928	69,450
Northeast Region	27,151	26,983	54,052	53,343
Southeast Region	20,059	19,081	39,720	37,877
Southwest Region	6,613	6,344	13,293	12,676
Non-Mature Communities/Other	18,036	17,049	41,561	40,140
Total segment and consolidated NOI	174,623	167,315	346,106	331,449
Reconciling items:
Joint venture management and other fees	3,321	2,618	5,891	5,476
Property management	(6,728)	(6,494)	(13,363)	(12,873)
Other operating expenses	(2,369)	(1,892)	(4,060)	(3,644)
Real estate depreciation and amortization	(108,450)	(105,937)	(213,482)	(211,276)
General and administrative	(11,434)	(10,835)	(24,509)	(24,679)
Casualty-related (charges)/recoveries, net	(1,191)	(1,629)	(1,693)	(1,629)
Other depreciation and amortization	(1,567)	(1,486)	(3,175)	(3,039)
Income/(loss) from unconsolidated entities	(1,426)	325	9,772	1,004
Interest expense	(33,866)	(30,678)	(64,405)	(61,782)
Interest income and other income/(expense), net	515	540	942	971
Tax (provision)/benefit, net	(366)	402	(698)	805
Gain/(loss) on sale of real estate owned, net of tax	—	7,315	2,132	10,385
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(854)	(1,610)	(3,192)	(2,515)
Net (income)/loss attributable to noncontrolling interests	(51)	(8)	(142)	(314)
Net income/(loss) attributable to UDR, Inc.	$10,157	$17,946	$36,124	$28,339

(a)	Same-Store Community population consisted of 36,540 apartment homes.
(b)	Same-Store Community population consisted of 35,689 apartment homes.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2017

The following table details the assets of UDR’s reportable segments as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30,	December 31,
	2017	2016
Reportable apartment home segment assets:
Same-Store Communities:
West Region	$2,954,555	$2,938,073
Mid-Atlantic Region	2,434,358	2,427,948
Northeast Region	1,860,934	1,857,193
Southeast Region	752,902	746,762
Southwest Region	286,145	283,260
Non-Mature Communities/Other	1,600,026	1,362,517
Total segment assets	9,888,920	9,615,753
Accumulated depreciation	(3,132,031)	(2,923,625)
Total segment assets — net book value	6,756,889	6,692,128
Reconciling items:
Cash and cash equivalents	1,411	2,112
Restricted cash	19,602	19,994
Notes receivable, net	17,290	19,790
Investment in and advances to unconsolidated joint ventures, net	843,167	827,025
Other assets	129,575	118,535
Total consolidated assets	$7,767,934	$7,679,584

Capital expenditures related to our Same-Store Communities totaled $23.6 million and $23.6 million for the three months ended June 30, 2017 and 2016, respectively, and $38.9 million and $36.5 million for the six months ended June 30, 2017 and 2016, respectively. Capital expenditures related to our Non-Mature Communities/Other totaled $1.4 million and $2.3 million for the three months ended June 30, 2017 and 2016, respectively, and $2.2 million and $5.0 million for the six months ended June 30, 2017 and 2016, respectively.

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

UNITED DOMINION REALTY, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit data)

	June 30,	December 31,
	2017	2016
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$3,694,723	$3,674,704
Less: accumulated depreciation	(1,482,993)	(1,408,815)
Total real estate owned, net of accumulated depreciation	2,211,730	2,265,889
Cash and cash equivalents	85	756
Restricted cash	12,210	11,694
Investment in unconsolidated entities	94,741	112,867
Other assets	30,523	24,329
Total assets	$2,349,289	$2,415,535
LIABILITIES AND CAPITAL
Liabilities:
Secured debt, net	$159,764	$433,974
Notes payable due to the General Partner	273,334	273,334
Real estate taxes payable	4,837	2,104
Accrued interest payable	605	1,410
Security deposits and prepaid rent	15,401	14,593
Distributions payable	57,028	54,192
Accounts payable, accrued expenses, and other liabilities	12,279	17,429
Total liabilities	523,248	797,036

Commitments and contingencies (Note 10)

Capital:
Partners’ capital:
General partner:
110,883 OP Units outstanding at June 30, 2017 and December 31, 2016	973	1,026
Limited partners:
183,240,041 and 183,167,815 OP Units outstanding at June 30, 2017 and December 31, 2016, respectively	1,491,862	1,577,289
Accumulated other comprehensive income/(loss), net	—	(113)
Total partners’ capital	1,492,835	1,578,202
Advances (to)/from the General Partner	311,881	19,659
Noncontrolling interests	21,325	20,638
Total capital	1,826,041	1,618,499
Total liabilities and capital	$2,349,289	$2,415,535

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES:
Rental income	$104,088	$100,892	$206,693	$199,678

OPERATING EXPENSES:
Property operating and maintenance	16,325	15,838	32,843	31,898
Real estate taxes and insurance	10,749	10,396	21,773	20,570
Property management	2,862	2,775	5,684	5,492
Other operating expenses	2,128	1,519	3,676	3,019
Real estate depreciation and amortization	39,231	37,053	76,110	73,844
General and administrative	4,408	3,844	9,627	9,265
Casualty-related (recoveries)/charges, net	1,191	465	1,744	465
Total operating expenses	76,894	71,890	151,457	144,553

Operating income	27,194	29,002	55,236	55,125

Income/(loss) from unconsolidated entities	(4,350)	(10,030)	(9,774)	(23,417)
Interest expense	(8,599)	(4,525)	(14,157)	(9,077)
Interest expense on note payable due to the General Partner	(3,053)	(3,053)	(6,106)	(6,106)
Net income/(loss)	11,192	11,394	25,199	16,525
Net (income)/loss attributable to noncontrolling interests	(343)	(350)	(693)	(694)
Net income/(loss) attributable to OP unitholders	$10,849	$11,044	$24,506	$15,831

Net income/(loss) per weighted average OP Unit - basic and diluted:	$0.06	$0.06	$0.13	$0.09

Weighted average OP Units outstanding - basic and diluted	183,351	183,279	183,338	183,279

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income/(loss)	$11,192	$11,394	$25,199	$16,525
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	—	(1)	—	(3)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	52	2	106	3
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	52	1	106	—
Comprehensive income/(loss)	11,244	11,395	25,305	16,525
Comprehensive (income)/loss attributable to noncontrolling interests	(343)	(350)	(693)	(694)
Comprehensive income/(loss) attributable to OP unitholders	$10,901	$11,045	$24,612	$15,831

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL

(In thousands)

(Unaudited)

		Limited			Accumulated		Advances
	Class A	Partners	UDR, Inc		Other	Total	(to)/from
	Limited	and LTIP	Limited	General	Comprehensive	Partners’	General	Noncontrolling
	Partner	Units	Partner	Partner	Income/(Loss), net	Capital	Partner	Interests	Total
Balance at December 31, 2016	$63,901	$269,928	$1,243,460	$1,026	$(113)	$1,578,202	$19,659	$20,638	$1,618,499
Net income/(loss)	234	985	23,272	15	—	24,506	—	693	25,199
Distributions	(1,164)	(4,853)	(107,960)	(68)	—	(114,045)	—	—	(114,045)
OP Unit redemptions for common shares of UDR	—	(132)	132	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	5,292	17,420	(22,712)	—	—	—	—	—	—
Long-Term Incentive Plan Unit grants	—	4,059	—	—	—	4,059	—	—	4,059
Unrealized gain/(loss) on derivative financial investments	—	—	—	—	113	113	—	(6)	107
Net change in advances (to)/from the General Partner	—	—	—	—	—	—	292,222	—	292,222
Balance at June 30, 2017	$68,263	$287,407	$1,136,192	$973	$—	$1,492,835	$311,881	$21,325	$1,826,041

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income/(loss)	$25,199	$16,525
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	76,110	73,844
(Income)/loss from unconsolidated entities	9,774	23,417
Other	7,221	1,176
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(1,426)	(1,521)
Increase/(decrease) in operating liabilities	(3,315)	2,509
Net cash provided by/(used in) operating activities	113,563	115,950

Investing Activities
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(28,300)	(30,117)
Distributions received from unconsolidated entities	8,352	7,946
Net cash provided by/(used in) investing activities	(19,948)	(22,171)

Financing Activities
Advances (to)/from the General Partner, net	190,646	(59,922)
Payments on secured debt	(275,345)	(30,322)
Distributions paid to partnership unitholders	(5,574)	(5,103)
Other	(4,013)	—
Net cash provided by/(used in) financing activities	(94,286)	(95,347)
Net increase/(decrease) in cash and cash equivalents	(671)	(1,568)
Cash and cash equivalents, beginning of period	756	3,103
Cash and cash equivalents, end of period	$85	$1,535

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$17,629	$11,296
Non-cash transactions:
Development costs and capital expenditures incurred but not yet paid	5,478	7,020
LTIP Unit grants	4,059	1,971
Dividends declared but not yet paid	57,028	54,173

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

1. CONSOLIDATION AND BASIS OF PRESENTATION

Basis of Presentation

United Dominion Realty, L.P. (“UDR, L.P.,” the “Operating Partnership,” “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the three and six months ended June 30, 2017 and 2016, rental revenues of the Operating Partnership represented 43% of the General Partner’s consolidated rental revenues. As of June 30, 2017, the Operating Partnership’s apartment portfolio consisted of 54 communities located in 14 markets consisting of 16,698 apartment homes.

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

As of June 30, 2017, there were 183,350,924 OP Units outstanding, of which 174,233,691, or 95.0%, were owned by UDR and affiliated entities and 9,117,233, or 5.0%, were owned by non-affiliated limited partners. See Note 9, Capital Structure.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of June 30, 2017, and results of operations for the three and six months ended June 30, 2017 and 2016 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2016 included in the Annual Report on Form 10‑K filed by UDR and the Operating Partnership with the SEC on February 21, 2017.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2017

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017‑01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The ASU changes the definition of a business to assist entities with evaluating whether a set of transferred assets is a business. As a result, the accounting for acquisitions of real estate could be impacted. The updated standard will be effective for the Operating Partnership on January 1, 2018; early adoption is permitted. The ASU will be applied prospectively to any transactions occurring within the period of adoption. The Operating Partnership expects that the updated standard will result in fewer acquisitions of real estate meeting the definition of a business and fewer acquisition-related costs being expensed in the period incurred.

In November 2016, the FASB issued ASU 2016‑18, Statement of Cash Flows (Topic 230), Restricted Cash. The ASU addresses the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The updated standard will be effective for the Operating Partnership on January 1, 2018 and must be applied retrospectively to all periods presented; early adoption is permitted. The Operating Partnership does not expect the updated standard to have a material impact on the consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016‑15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The ASU addresses specific cash flow items with the objective of reducing existing diversity in practice, including the treatment of distributions received from equity method investees. The updated standard will be effective for the Operating Partnership on January 1, 2018 and must be applied retrospectively to all periods presented; early adoption is permitted. The Operating Partnership elected to early adopt ASU 2016‑15 in 2016. The adoption did not have an impact on the Operating Partnership’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, and to present the net amount of the financial instrument expected to be collected. The updated standard will be effective for the Operating Partnership on January 1, 2020; early adoption is permitted on January 1, 2019. The Operating Partnership is currently evaluating the effect that the updated standard will have on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016‑02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods, but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparable period presented, with an option to elect certain transition relief. Full retrospective application is prohibited. The standard will be effective for the Operating Partnership on January 1, 2019, with early adoption permitted. While the Operating Partnership is currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures, we expect to recognize right-of-use assets and related lease liabilities on our consolidated balance sheets related to ground leases on any communities where we are the lessee.

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and will

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2017

replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, including industry-specific revenue guidance. The standard specifically excludes lease contracts. The ASU allows for the use of either the full or modified retrospective transition method and will be effective for the Operating Partnership on January 1, 2018, at which time the Operating Partnership expects to adopt the updated standard using the modified retrospective approach. However, as the majority of the Operating Partnership’s revenue is from rental income related to leases, the Operating Partnership does not expect the ASU to have a material impact on the consolidated financial statements and related disclosures.

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

June 30, 2017

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

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to unitholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and six months ended June 30, 2017 and 2016, the Operating Partnership’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges and (gain)/loss reclassified from other comprehensive income/(loss) into earnings. The (gain)/loss reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 8, Derivatives and Hedging Activity, for further discussion.

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

3. REAL ESTATE OWNED

Real estate assets owned by the Operating Partnership consist of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. At June 30, 2017, the Operating Partnership owned and consolidated 54 communities in eight states plus the District of

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2017

Columbia totaling 16,698 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30,	December 31,
	2017	2016
Land	$814,853	$836,644
Depreciable property — held and used:
Buildings, improvements, and furniture, fixtures and equipment	2,879,870	2,838,060
Real estate owned	3,694,723	3,674,704
Accumulated depreciation	(1,482,993)	(1,408,815)
Real estate owned, net	$2,211,730	$2,265,889

The Operating Partnership did not have any acquisitions or sales of real estate during the six months ended June 30, 2017.

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Operating Partnership capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, were $0.1 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively. Total interest capitalized was less than $0.1 million for the three months ended June 30, 2017 and 2016, and less than $0.1 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively. As each home in a capital project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization on the related portion and depreciation commences over the estimated useful life.

In connection with the acquisition of certain properties, the Operating Partnership agreed to pay certain of the tax liabilities of certain contributors if the Operating Partnership sells one or more of the properties contributed in a taxable transaction prior to the expiration of specified periods of time following the acquisition. The Operating Partnership may, however, sell, without being required to pay any tax liabilities, any of such properties in a non-taxable transaction, including, but not limited to, in an exchange under Section 1031 of the Internal Revenue Code.

Further, the Operating Partnership has agreed to maintain certain debt that may be guaranteed by certain contributors for specified periods of time following the acquisition. The Operating Partnership, however, has the ability to refinance or repay guaranteed debt or to substitute new debt if the debt and the guaranty continue to satisfy certain condition

4. UNCONSOLIDATED ENTITIES

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

June 30, 2017

the power to direct the activities that most significantly impact its economic performance and will continue to account for its interest as an equity method investment. See Note 2, Significant Accounting Policies.

As of June 30, 2017, the DownREIT Partnership owned 13 communities with 6,261 apartment homes. The Operating Partnership’s investment in the DownREIT Partnership was $94.7 million and $112.9 million as of June 30, 2017 and December 31, 2016, respectively.

Combined summary balance sheets relating to all of the DownREIT Partnership (not just our proportionate share) are presented below as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30,	December 31,
	2017	2016
Total real estate, net	$1,388,025	$1,413,983
Cash and cash equivalents	32	66
Note receivable from the General Partner	126,500	126,500
Other assets	4,233	4,843
Total assets	$1,518,790	$1,545,392

Secured debt, net	$440,546	$443,607
Other liabilities	27,415	27,571
Total liabilities	467,961	471,178
Total capital	1,050,829	1,074,214
Total liabilities and capital	$1,518,790	$1,545,392

Combined summary financial information relating to all of the DownREIT Partnership (not just our proportionate share) is presented below for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Rental income	$33,628	$32,646	$66,926	$64,263
Property operating expenses	(13,639)	(13,621)	(27,616)	(27,890)
Real estate depreciation and amortization	(20,909)	(30,308)	(41,516)	(60,361)
Operating income/(loss)	(920)	(11,283)	(2,206)	(23,988)
Interest expense	(3,312)	(3,524)	(7,172)	(7,265)
Interest income on note receivable from the General Partner	1,166	1,179	2,333	2,359
Net income/(loss)	$(3,066)	$(13,628)	$(7,045)	$(28,894)

5. DEBT, NET

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2017

Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	Principal Outstanding		As of June 30, 2017
				Weighted
			Weighted	Average
	June 30,	December 31,	Average	Years to	Communities
	2017	2016	Interest Rate	Maturity	Encumbered
Fixed Rate Debt
Fannie Mae credit facilities	$133,204	$244,912	5.28%	2.3	4
Deferred financing costs	(358)	(1,070)
Total fixed rate secured debt, net	132,846	243,842	5.28%	2.3	4
Variable Rate Debt
Tax-exempt secured note payable	27,000	27,000	1.52%	14.7	1
Fannie Mae credit facilities	—	163,637	—%	—	—
Deferred financing costs	(82)	(505)
Total variable rate secured debt, net	26,918	190,132	1.52%	14.7	1
Total Secured Debt, Net	$159,764	$433,974	4.96%	4.4	5

As of June 30, 2017, an aggregate commitment of $133.2 million of the General Partner’s secured credit facilities with Fannie Mae was owed by the Operating Partnership based on the ownership of the assets securing the debt. The entire commitment was outstanding at June 30, 2017. The portions of the Fannie Mae credit facilities owed by the Operating Partnership mature at various dates from October 2019 through December 2019 and bear interest at fixed rates. At June 30, 2017, the entire outstanding balance was fixed and had a weighted average interest rate of 5.28%.

During the six months ended June 30, 2017, $275.3 million of the Fannie Mae credit facilities owed by the Operating Partnership were prepaid. The Operating Partnership incurred prepayment costs of $4.3 million and $5.8 million during the three and six months ended June 30, 2017, respectively, which were included in Interest expense on the Consolidated Statements of Operations.

The following information relates to the credit facilities owed by the Operating Partnership (dollars in thousands):

	June 30,	December 31,
	2017	2016
Borrowings outstanding	$133,204	$408,549
Weighted average borrowings during the period ended	313,489	414,759
Maximum daily borrowings during the period ended	408,549	421,001
Weighted average interest rate during the period ended	4.3%	3.9%
Interest rate at the end of the period	5.3%	4.0%

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

Fixed Rate Debt

At June 30, 2017, the General Partner had borrowings against its fixed rate facilities of $285.8 million, of which $133.2 million was owed by the Operating Partnership based on the ownership of the assets securing the debt. As of

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2017

June 30, 2017, the fixed rate Fannie Mae credit facilities owed by the Operating Partnership had a weighted average fixed interest rate of 5.28%.

Variable Rate Debt

Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures March 2032. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 1.52% as of June 30, 2017.

Secured credit facilities. At June 30, 2017, the General Partner had borrowings against its variable rate facilities of $29.0 million, none of which was owed by the Operating Partnership based on the ownership of the assets securing the debt.

The aggregate maturities of the Operating Partnership’s secured debt due during each of the next ten calendar years subsequent to June 30, 2017 are as follows (dollars in thousands):

	Fixed	Variable
Tax-Exempt
	Secured Credit	Secured Notes
Year	Facilities	Payable	Total
2017	$—	$—	$—
2018	—	—	—
2019	133,204	—	133,204
2020	—	—	—
2021	—	—	—
2022	—	—	—
2023	—	—	—
2024	—	—	—
2025	—	—	—
2026	—	—	—
Thereafter	—	27,000	27,000
Subtotal	133,204	27,000	160,204
Non-cash (a)	(358)	(82)	(440)
Total	$132,846	$26,918	$159,764

(a)

Includes the unamortized balance of fair market value adjustments, premiums/discounts, deferred hedge gains, and deferred financing costs. For the three months ended June 30, 2017 and 2016, the Operating Partnership amortized $0.1 million and $0.1 million, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively, of deferred financing costs into Interest expense.

Guarantor on Unsecured Debt

The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion and unsecured commercial paper program with an aggregate borrowing capacity of $500 million, $300 million of medium-term notes due June 2018, $300 million of medium-term notes due October 2020, a $350 million term loan facility due January 2021, $400 million of medium-term notes due January 2022, $300 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025, $300 million of medium-term notes due September 2026 and $300 million of medium-term notes due July 2027. As of June 30, 2017 and December 31, 2016, the General Partner did not have an outstanding balance under the unsecured

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2017

revolving credit facility and had $240.0 million and $0, respectively, outstanding under its unsecured commercial paper program.

6. RELATED PARTY TRANSACTIONS

Advances (To)/From the General Partner

The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had net Advances (to)/from the General Partner of $311.9 million and $19.7 million at June 30, 2017 and December 31, 2016, respectively, which are reflected as increases/(decreases) of capital on the Consolidated Balance Sheets.

Allocation of General and Administrative Expenses

The General Partner shares various general and administrative costs, employees and other overhead costs with the Operating Partnership including legal assistance, acquisitions analysis, marketing, human resources, IT, accounting, rent, supplies and advertising, and allocates these costs to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on the reasonably anticipated benefits to the parties. The general and administrative expenses allocated to the Operating Partnership by UDR were $3.7 million and $2.9 million during the three months ended June 30, 2017 and 2016, respectively, and $8.2 million and $7.5 million during the six months ended June 30, 2017 and 2016, respectively, and are included in General and administrative on the Consolidated Statements of Operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.

During the three months ended June 30, 2017 and 2016, the Operating Partnership reimbursed the General Partner $3.6 million and $3.7 million, respectively, and during the six months ended June 30, 2017 and 2016, the Operating Partnership reimbursed the General Partner $7.1 million and $7.3 million, respectively, for shared services related to corporate level property management costs incurred by the General Partner. These shared costs reimbursements and related party management fees are initially recorded within the line item General and administrative on the Consolidated Statements of Operations, and a portion related to management costs is reclassified to Property management on the Consolidated Statements of Operations. (See further discussion below.)

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

Notes Payable to the General Partner

As of both June 30, 2017 and December 31, 2016, the Operating Partnership had $273.3 million of unsecured notes payable to the General Partner at annual interest rates between 4.12% and 5.34%. Certain limited partners of the Operating Partnership have provided guarantees or reimbursement agreements related to these notes payable. The guarantees were provided by the limited partners in conjunction with their contribution of properties to the Operating

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2017

Partnership. The notes mature on August 31, 2021, December 31, 2023 and April 1, 2026, and interest payments are made monthly. The Operating Partnership recognized interest expense on the notes payable of $3.1 million during both the three months ended June 30, 2017 and 2016 and $6.1 million during both the six months ended June 30, 2017 and 2016.

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

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of June 30, 2017 and December 31, 2016 are summarized as follows (dollars in thousands):

			Fair Value at June 30, 2017, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	June 30,	June 30,	Liabilities	Inputs	Inputs
	2017	2017	(Level 1)	(Level 2)	(Level 3)
Description:
Secured debt instruments - fixed rate: (a)
Fannie Mae credit facilities	$133,204	$137,739	$—	$—	$137,739
Secured debt instruments - variable rate: (a)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Total liabilities	$160,204	$164,739	$—	$—	$164,739

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2017

			Fair Value at December 31, 2016, Using
			Quoted
	Total		Prices in
	Carrying		Active
	Amount in		Markets
	Statement of		for Identical	Significant
	Financial	Fair Value	Assets	Other	Significant
	Position at	Estimate at	or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2016	2016	(Level 1)	(Level 2)	(Level 3)
Description:
Derivatives - Interest rate contracts (b)	$1	$1	$—	$1	$—
Total assets	$1	$1	$—	$1	$—

Secured debt instruments - fixed rate: (a)
Fannie Mae credit facilities	$244,912	$251,664	$—	$—	$251,664
Secured debt instruments - variable rate: (a)		—
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Fannie Mae credit facilities	163,637	163,637	—	—	163,637
Total liabilities	$435,549	$442,301	$—	$—	$442,301

(a)	See Note 5, Debt, Net.
(b)	See Note 8, Derivatives and Hedging Activity.

There were no transfers into or out of any of the levels of the fair value hierarchy during the six months ended June 30, 2017.

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

Although the General Partner, on behalf of the Operating Partnership, has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2017 and December 31, 2016, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2017

of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Financial Instruments Not Carried at Fair Value

As of June 30, 2017, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the General Partner using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The Operating Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Cash flow estimates are based upon historical results adjusted to reflect management’s best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. The General Partner’s estimates of fair value represent management’s estimates based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Operating Partnership did not incur any other-than-temporary decrease in the value of its investments in unconsolidated entities during the three and six months ended June 30, 2017 and 2016.

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

June 30, 2017

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2017, the Operating Partnership recognized a loss of less than $0.1 million reclassified from Accumulated other comprehensive income/(loss), net to Interest expense due to the de-designation of a cash flow hedge and recorded no other ineffectiveness to earnings. During the three and six months ended June 30, 2016, the Operating Partnership recorded no gain or loss from ineffectiveness.

Amounts reported in Accumulated other comprehensive income/(loss), net related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is owed by the Operating Partnership. As of June 30, 2017, no derivatives designated as cash flow hedges were held by the Operating Partnership. As a result, through June 30, 2018, we estimate that no amounts will be reclassified as an increase to interest expense.

Derivatives not designated as hedges are not speculative and are used to manage the Operating Partnership’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in an adjustment to earnings of less than $0.1 million for the three and six months ended June 30, 2017 and 2016.

As of June 30, 2017, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	3	$170,074

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2017

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Operating Partnership’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(Included in Other liabilities)
	Fair Value at:		Fair Value at:
	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016
Derivatives not designated as hedging instruments:
Interest rate products	$—	$1	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

					Gain/(Loss) Recognized
	Unrealized holding		Gain/(Loss) Reclassified		in Interest expense
	gain/(loss) Recognized in		from Accumulated OCI into		(Ineffective Portion and
	OCI		Interest expense		Amount Excluded from
	(Effective Portion)		(Effective Portion)		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2017	2016	2017	2016	2017	2016
Three Months Ended June 30,
Interest rate products	$—	$(1)	$—	$(2)	$(52)	$—
Six Months Ended June 30,
Interest rate products	$—	$(3)	$—	$(3)	$(106)	$—

	Gain/(Loss) Recognized in
	Interest income and other
	income/(expense), net
Derivatives Not Designated as Hedging Instruments	2017	2016
Three Months Ended June 30,
Interest rate products	$—	$(3)
Six Months Ended June 30,
Interest rate products	$(1)	$(3)

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

Certain of the General Partner’s agreements with its derivative counterparties contain provisions where if there is a change in the General Partner’s financial condition that materially changes the General Partner’s creditworthiness in an adverse manner, the General Partner may be required to fully collateralize its obligations under the derivative instrument. At June 30, 2017 and December 31, 2016, no cash collateral was posted or required to be posted by the General Partner or by a counterparty.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2017

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

As of June 30, 2017, the fair value of derivatives was in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements, of less than $0.1 million. As of June 30, 2017, the General Partner has not posted any collateral related to these agreements.

The General Partner has elected not to offset derivative positions in the consolidated financial statements. The table below presents the effect on the Operating Partnership’s financial position had the General Partner made the election to offset its derivative positions as of June 30, 2017 and December 31, 2016:

		Gross		Gross Amounts Not Offset
		Amounts	Net Amounts of	in the Consolidated
	Gross	Offset in the	Assets	Balance Sheets
	Amounts of	Consolidated	Presented in the		Cash
	Recognized	Balance	Consolidated	Financial	Collateral
	Assets	Sheets	Balance Sheets (a)	Instruments	Received	Net Amount
June 30, 2017	$—	—	—	$—	$—	$—

December 31, 2016	$1	$—	$1	$—	$—	$1

(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

		Gross		Gross Amounts Not Offset
		Amounts	Net Amounts of	in the Consolidated
	Gross	Offset in the	Liabilities	Balance Sheets
	Amounts of	Consolidated	Presented in the		Cash
	Recognized	Balance	Consolidated	Financial	Collateral
	Liabilities	Sheets	Balance Sheets (a)	Instruments	Posted	Net Amount
June 30, 2017	$—	$—	$—	$—	$—	$—

December 31, 2016	$—	$—	$—	$—	$—	$—

(a)

Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2017

9. CAPITAL STRUCTURE

General Partnership Units

The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP Units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Limited Partnership Units. There were 110,883 General Partnership units outstanding at June 30, 2017 and December 31, 2016, all of which were held by UDR.

Limited Partnership Units

As of June 30, 2017 and December 31, 2016, there were 183,240,041 and 183,167,815, respectively, of limited partnership units outstanding, of which 1,873,332 were Class A Limited Partnership Units. UDR owned 174,122,808, or 95.0%, and 174,119,201, or 95.1%, of OP Units outstanding at June 30, 2017 and December 31, 2016, respectively, of which 121,661 were Class A Limited Partnership Units. The remaining 9,117,233, or 5.0%, and 9,048,614, or 4.9%, of OP Units outstanding were held by non-affiliated partners at June 30, 2017 and December 31, 2016, respectively, of which 1,751,671 were Class A Limited Partnership Units.

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

The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $355.3 million and $330.1 million as of June 30, 2017 and December 31, 2016, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2017

The following table shows OP Units outstanding and OP Unit activity as of and for the six months ended June 30, 2017:

			UDR, Inc.
	Class A			Class A
	Limited	Limited	Limited	Limited	General
	Partners	Partners	Partner	Partner	Partner	Total
Ending balance at December 31, 2016	1,751,671	7,296,943	173,997,540	121,661	110,883	183,278,698
Vesting of LTIP Units	—	72,226	—	—	—	72,226
OP redemptions for UDR stock	—	(3,607)	3,607	—	—	—
Ending balance at June 30, 2017	1,751,671	7,365,562	174,001,147	121,661	110,883	183,350,924

LTIP Units

UDR grants long-term incentive plan units ("LTIP Units") to certain employees and non-employee directors. The LTIP Units represent an ownership interest in the Operating Partnership and have voting and distribution rights consistent with OP Units. The LTIP Units are subject to the terms of UDR’s long-term incentive plan.

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

June 30, 2017

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

The Operating Partnership’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•

Same-Store Communities represent those communities acquired, developed, and stabilized prior to April 1, 2016 (for quarter-to-date comparison) and January 1, 2016 (for the year-to-date comparison) and held as of June 30, 2017. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the three and six months ended June 30, 2017 and 2016.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2017

The following table details rental income and NOI for the Operating Partnership’s reportable segments for the three and six months ended June 30, 2017 and 2016, and reconciles NOI to Net income/(loss) attributable to OP unitholders in the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, (a)		June 30, (b)
	2017	2016	2017	2016
Reportable apartment home segment rental income
Same-Store Communities
West Region	$51,267	$48,604	$101,748	$96,239
Mid-Atlantic Region	14,798	14,407	29,546	28,574
Northeast Region	13,545	13,203	27,104	26,209
Southeast Region	12,452	11,918	24,723	23,615
Non-Mature Communities/Other	12,026	12,760	23,572	25,041
Total segment and consolidated rental income	$104,088	$100,892	$206,693	$199,678
Reportable apartment home segment NOI
Same-Store Communities
West Region	$38,961	$36,787	$77,406	$72,946
Mid-Atlantic Region	10,134	9,887	20,229	19,249
Northeast Region	10,473	10,407	20,604	20,463
Southeast Region	8,544	8,165	16,827	16,208
Non-Mature Communities/Other	8,902	9,412	17,011	18,344
Total segment and consolidated NOI	77,014	74,658	152,077	147,210
Reconciling items:
Property management	(2,862)	(2,775)	(5,684)	(5,492)
Other operating expenses	(2,128)	(1,519)	(3,676)	(3,019)
Real estate depreciation and amortization	(39,231)	(37,053)	(76,110)	(73,844)
General and administrative	(4,408)	(3,844)	(9,627)	(9,265)
Casualty-related recoveries/(charges), net	(1,191)	(465)	(1,744)	(465)
Income/(loss) from unconsolidated entities	(4,350)	(10,030)	(9,774)	(23,417)
Interest expense	(11,652)	(7,578)	(20,263)	(15,183)
Net (income)/loss attributable to noncontrolling interests	(343)	(350)	(693)	(694)
Net income/(loss) attributable to OP unitholders	$10,849	$11,044	$24,506	$15,831

(a)	Same-Store Community population consisted of 15,058 apartment homes.
(b)	Same-Store Community population consisted of 15,058 apartment homes.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2017

The following table details the assets of the Operating Partnership’s reportable segments as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30,	December 31,
	2017	2016
Reportable apartment home segment assets
Same-Store Communities
West Region	$1,608,744	$1,596,815
Mid-Atlantic Region	652,533	655,693
Northeast Region	676,258	674,928
Southeast Region	329,987	328,729
Non-Mature Communities/Other	427,201	418,539
Total segment assets	3,694,723	3,674,704
Accumulated depreciation	(1,482,993)	(1,408,815)
Total segment assets - net book value	2,211,730	2,265,889
Reconciling items:
Cash and cash equivalents	85	756
Restricted cash	12,210	11,694
Investment in unconsolidated entities	94,741	112,867
Other assets	30,523	24,329
Total consolidated assets	$2,349,289	$2,415,535

Capital expenditures related to the Operating Partnership’s Same-Store Communities totaled $11.6 million and $11.7 million for the three months ended June 30, 2017 and 2016, respectively, and $19.6 million and $17.0 million for the six months ended June 30, 2017 and 2016, respectively. Capital expenditures related to the Operating Partnership’s Non-Mature Communities/Other totaled $0.6 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and $1.0 million and $0.7 million for the six months ended June 30, 2017 and 2016, respectively.

Markets included in the above geographic segments are as follows:

i.	West Region — San Francisco, Orange County, Seattle, Los Angeles, Monterey Peninsula, Other Southern California and Portland
ii.	Mid-Atlantic Region — Metropolitan, D.C. and Baltimore
iii.	Northeast Region — New York and Boston
iv.	Southeast Region — Tampa, Nashville and Other Florida

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At June 30, 2017, our consolidated real estate portfolio included 128 communities in 10 states plus the District of Columbia totaling 39,822 apartment homes, and our total real estate portfolio, inclusive of our unconsolidated communities, included an additional 29 communities with 7,286 apartment homes. The Same-Store Community apartment home population for the three and six months ended June 30, 2017 was 36,540 and 35,689, respectively.

The following table summarizes our market information by major geographic markets as of and for the three and six months ended June 30, 2017.

					Three Months Ended		Six Months Ended
		June 30, 2017			June 30, 2017		June 30, 2017
			Percentage	Total		Monthly		Monthly
	Number of	Number of	of Total	Carrying	Average	Income per	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	Occupancy	Home (a)
West Region
San Francisco, CA	10	2,558	7.4%	$727,129	96.8%	$3,401	96.9%	$3,389
Orange County, CA	11	3,367	8.9%	880,415	95.7%	2,341	95.7%	2,331
Seattle, WA	10	2,014	5.6%	554,108	96.6%	2,113	96.7%	2,092
Los Angeles, CA	4	1,225	4.5%	449,094	95.1%	2,716	95.4%	2,694
Monterey Peninsula, CA	7	1,565	1.7%	170,271	97.6%	1,613	97.1%	1,595
Other Southern California	3	756	1.3%	125,488	96.2%	1,826	95.7%	1,807
Portland, OR	2	476	0.5%	48,051	97.7%	1,529	97.2%	1,529
Mid-Atlantic Region
Metropolitan D.C.	22	8,402	21.6%	2,140,038	97.0%	1,986	97.0%	1,989
Richmond, VA	4	1,358	1.5%	144,720	97.9%	1,284	97.7%	1,279
Baltimore, MD	3	720	1.5%	149,600	97.3%	1,679	96.6%	1,688
Northeast Region
New York, NY	4	1,945	13.2%	1,300,985	97.3%	4,328	97.6%	4,335
Boston, MA	5	1,548	5.7%	559,949	96.4%	2,939	96.2%	2,941
Southeast Region
Orlando, FL	9	2,500	2.2%	218,574	96.9%	1,254	96.8%	1,243
Tampa, FL	7	2,287	2.5%	248,081	97.1%	1,349	96.9%	1,338
Nashville, TN	8	2,260	2.0%	202,198	96.9%	1,254	97.0%	1,247
Other Florida	1	636	0.8%	84,050	96.8%	1,521	96.7%	1,507
Southwest Region
Dallas, TX	6	2,040	2.0%	196,881	96.5%	1,215	96.9%	1,209
Austin, TX	3	883	0.9%	89,263	97.2%	1,363	97.2%	1,364
Total/Average Same-Store Communities	119	36,540	83.8%	8,288,895	96.8%	$2,056	96.8%	$2,050
Non-Mature, Commercial Properties & Other	9	3,158	11.5%	1,134,296
Total Real Estate Held for Investment	128	39,698	95.3%	9,423,191
Real Estate Under Development (b)	—	124	4.7%	465,729
Total Real Estate Owned	128	39,822	100.0%	9,888,920
Total Accumulated Depreciation				(3,132,031)
Total Real Estate Owned, Net of Accumulated Depreciation				$6,756,889

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	As of June 30, 2017, the Company was developing two wholly-owned communities with 1,101 apartment homes, 124 of which have been completed.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to April 1, 2016 (for quarter-to-date comparison) and January 1, 2016 (for year-to-date comparison) and held as of June 30, 2017. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

In April 2017, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in April 2012. During the three and six months ended June 30, 2017, the Company did not sell any shares of common stock through the new ATM program or the prior ATM program.

On January 23, 2017, the Company entered into an unsecured commercial paper program. Under the terms of the program, the Company may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $500 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of the Company’s other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of June 30, 2017, we had issued $240.0 million of unsecured commercial paper, for one month terms, at a weighted average annualized rate of 1.49%.

On June 16, 2017, the Company issued $300 million of 3.50% senior unsecured medium-term notes due July 1, 2027. Interest is payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2018. The notes were priced at 99.764% of the principal amount at issuance. The Company used the net proceeds for general corporate purposes, including the repayment of outstanding indebtness. The notes are fully and unconditionally guaranteed by the Operating Partnership.

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

During the remainder of 2017, we have approximately $2.2 million of secured debt maturing, inclusive of principal amortization, and $240.0 million of unsecured debt maturing, comprised solely of unsecured commercial paper. We anticipate repaying that debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

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

Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in UDR’s Annual Report on Form 10‑K, filed with the SEC on February 21, 2017. There have been no significant changes in our critical accounting policies from those reported in our Form 10‑K filed with the SEC on February 21, 2017. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities,  Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016.

We elected to early adopt Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") ASU 2016‑15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments in 2016. See Note 2, Significant Accounting Policies, in the Notes to the UDR, Inc. Consolidated Financial Statements included in this Report for a complete description of the ASU and its impact. No prior period amounts required adjustment as a result of the adoption.

Operating Activities

For the six months ended June 30, 2017, our Net cash provided by/(used in) operating activities was $240.0 million compared to $226.5 million for the comparable period in 2016. The increase in cash flow from operating activities was primarily due to improved net operating income, primarily driven by revenue growth at communities.

Investing Activities

For the six months ended June 30, 2017, Net cash provided by/(used in) investing activities was $(282.7) million compared to $(122.5) million for the comparable period in 2016. The increase in cash used in investing activities was primarily due to the acquisition of real estate assets, increased development of real estate assets, a decrease in proceeds from the sale of real estate assets and increased cash used for investments in unconsolidated joint ventures.

Acquisitions

During the six months ended June 30, 2017, the Company exercised its fixed-price option to purchase its joint venture partner’s ownership interest in a 244 home operating community in Seattle, Washington, thereby increasing its ownership interest from 49% to 100%, for a cash purchase price of approximately $66.0 million. As a result, the Company consolidated the operating community. The Company had previously accounted for its 49% ownership interest as a preferred equity investment in an unconsolidated joint venture (see Note 5, Joint Ventures and Partnerships). As a result of the consolidation, the Company increased its real estate owned by approximately $97.0 million, recorded approximately $1.7 million of in-place lease intangibles and recorded a gain on consolidation of $12.2 million, which is included in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations.

Dispositions

During the six months ended June 30, 2017, the Company sold a parcel of land in Richmond, Virginia for gross proceeds of $3.5 million, resulting in net proceeds of $3.3 million and a gain of $2.1 million.

Capital Expenditures

We capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

For the six months ended June 30, 2017, total capital expenditures of $47.2 million, or $1,188 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development and commercial properties, as compared to $48.4 million, or $1,189 per stabilized home, for the comparable period in 2016.

The decrease in total capital expenditures was primarily due to:

•	a decrease of 26.2% or $2.4 million in major renovations, primarily due to lower redevelopment spend.

This decrease was partially offset by:

•	an increase of 8.1% or $1.7 million in revenue-enhancing improvements, such as kitchen and bath remodels and upgrades to common areas.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development and commercial properties, for the six months ended June 30, 2017 and 2016 (dollars in thousands):

				Per Home
	Six Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Turnover capital expenditures	$4,831	$5,533	(12.7)%	$122	$136	(10.3)%
Asset preservation expenditures	12,642	12,480	1.3%	318	306	3.9%
Total recurring capital expenditures	17,473	18,013	(3.0)%	440	442	(0.5)%
Revenue-enhancing improvements	22,818	21,109	8.1%	575	518	11.0%
Major renovations (a)	6,864	9,301	(26.2)%	173	229	(24.5)%
Total capital expenditures	$47,155	$48,423	(2.6)%	$1,188	$1,189	(0.1)%
Repair and maintenance expense	$16,279	$16,239	0.2%	$410	$399	2.8%
Average home count (b)	39,698	40,728	(2.5)%

(a)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(b)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

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

Consolidated Real Estate Under Development and Redevelopment

At June 30, 2017, our development pipeline for two wholly-owned communities totaled 1,101 homes, 124 of which have been completed, with a budget of $708.5 million, in which we have a carrying value of $465.7 million. The communities are estimated to be completed during the first quarter of 2018 and the first quarter of 2019.

At June 30, 2017, the Company was redeveloping one community, located in Dallas, Texas, which is expected to be completed in the first quarter of 2018. The redevelopment includes the renovation of building exteriors, corridors, and common area amenities as well as individual apartment homes.

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

The Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the six months ended June 30, 2017:

•	we made investments totaling $48.6 million in four joint ventures;
•	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $9.8 million;
•

our investment in unconsolidated joint ventures decreased by $32.3 million due to the acquisition of 100% interest in an operating community previously held as an unconsolidated entity, partially offset by capital contributions; and

•	we received distributions of $28.9 million, of which $2.7 million were operating cash flows and $26.2 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decreases in the value of its investments in unconsolidated joint ventures or partnerships during the three and six months ended June 30, 2017 and 2016.

Financing Activities

For the six months ended June 30, 2017, our Net cash provided by/(used in) financing activities was $42.0 million compared to $(105.6) million for the comparable period of 2016.

The following significant financing activities occurred during the six months ended June 30, 2017:

•	issued $300 million of 3.50% senior unsecured medium-term notes due July 1, 2027, for net proceeds of approximately $296.9 million;
•	net proceeds of $240.0 million under our unsecured commercial paper program;
•	repaid $324.1 million of secured debt;
•	net proceeds of $18.7 million under the Company’s unsecured revolving credit facilities; and
•	paid distributions of $161.8 million to our common stockholders.

Credit Facilities and Commercial Paper Program

We have two secured credit facilities with Fannie Mae with an aggregate commitment of $314.9 million, all of which was outstanding as of June 30, 2017. The Fannie Mae credit facilities mature at various dates from December 2018 through July 2020 and bear interest at floating and fixed rates. At June 30, 2017, $285.8 million of the outstanding balance was fixed and had a weighted average interest rate of 4.86% and the remaining balance of $29.0 million had a weighted average variable interest rate of 2.61%. During the six months ended June 30, 2017, the Company prepaid $275.3 million of its secured credit facilities with borrowings under the Company’s unsecured commercial paper program and proceeds from the issuance of senior unsecured medium-term notes.

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

As of June 30, 2017, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.1 billion of unused capacity (excluding $3.3 million of letters of credit at June 30, 2017), and $350.0 million of outstanding borrowings under the Term Loan Facility.

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

As of June 30, 2017, we had $40.1 million of outstanding borrowings under the Working Capital Credit Facility, leaving $34.9 million of unused capacity.

The Fannie Mae credit facilities and the bank revolving credit facilities are subject to customary financial covenants and limitations, all of which we were in compliance with at June 30, 2017.

On January 23, 2017, we entered into an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $500 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of our other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of June 30, 2017, we had issued $240.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 1.49%, leaving $260.0 million of unused capacity.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $438.8 million in variable rate debt that is not subject to interest rate swap contracts as of June 30, 2017. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the six months ended June 30, 2017 would have increased by $2.9 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by/(used in) operating activities	$239,998	$226,470
Net cash provided by/(used in) investing activities	(282,704)	(122,455)
Net cash provided by/(used in) financing activities	42,005	(105,590)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $9.2 million ($0.03 per diluted share) for the three months ended June 30, 2017, as compared to $17.0 million ($0.06 per diluted share) for the comparable period in the prior year. The decrease resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•

gains, net of tax, of $7.3 million on the sale of a retail center in Bellevue, Washington, during the three months ended June 30, 2016 as compared to no gains during the three months ended June 30, 2017;

•	an increase in interest expense of $3.2 million primarly due to prepayment costs on the early repayment of debt in 2017; and
•

a decrease in income from unconsolidated entities of $1.8 million primarily due to the disposition of communities during the fourth quarter of 2016 and net losses during the lease-up of development joint ventures.

This was partially offset by:

•

an increase in total property NOI of $7.3 million primarily due to higher revenue per occupied home and NOI from communities acquired in 2017 and 2016 or redeveloped in 2016, partially offset by a decrease from sold communities.

Net income/(loss) attributable to common stockholders was $34.3 million ($0.13 per diluted share) for the six months ended June 30, 2017, as compared to $26.5 million ($0.10 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•

an increase in total property NOI of $14.7 million primarily due to higher revenue per occupied home and NOI from communities acquired in 2017 and 2016 or redeveloped in 2016, partially offset by a decrease from sold communities; and

•

an increase in income from unconsolidated entities of $8.8 million primarily due to a gain on consolidation of $12.2 million from the purchase of a previously unconsolidated operating community in Seattle, Washington from our West Coast Development Joint Ventures during the six months ended June 30, 2017.

This was partially offset by:

•	net losses during the lease-up of development joint ventures;
•	an increase in interest expense of $2.6 million primarily due to prepayment costs on the early repayment of debt in 2017; and
•

gains, net of tax, of $2.1 million on the sale of a parcel of land in Richmond, Virginia during the six months ended June 30, 2017, as compared to gains, net of tax, of $10.4 million from the sale of a retail center in Bellevue, Washington and two parcels of land in Santa Monica, California during the six months ended June 30, 2016.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30, (a)			June 30, (b)
	2017	2016	% Change	2017	2016	% Change
Same-Store Communities:
Same-Store rental income	$217,987	$209,840	3.9%	$424,886	$407,672	4.2%
Same-Store operating expense (c)	(61,400)	(59,574)	3.1%	(120,341)	(116,363)	3.4%
Same-Store NOI	156,587	150,266	4.2%	304,545	291,309	4.5%

Non-Mature Communities/Other NOI:
Stablilized, non-mature communities NOI (d)	13,026	8,016	62.5%	29,980	22,415	33.7%
Acquired communities NOI	—	—	—%	2,084	—	—%
Redevelopment communities NOI	982	1,057	(7.1)%	2,049	2,131	(3.8)%
Development communities NOI	(281)	(75)	274.7%	(435)	(154)	182.5%
Non-residential/other NOI	4,309	3,215	34.0%	7,884	5,949	32.5%
Sold and held for disposition communties NOI	—	4,836	(100.0)%	(1)	9,799	(100.0)%
Total Non-Mature Communities/Other NOI	18,036	17,049	5.8%	41,561	40,140	3.5%
Total property NOI	$174,623	$167,315	4.4%	$346,106	$331,449	4.4%

(a)	Same-Store consists of 36,540 apartment homes.
(b)	Same-Store consists of 35,689 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income/(loss) attributable to UDR, Inc.	$10,157	$17,946	$36,124	$28,339
Joint venture management and other fees	(3,321)	(2,618)	(5,891)	(5,476)
Property management	6,728	6,494	13,363	12,873
Other operating expenses	2,369	1,892	4,060	3,644
Real estate depreciation and amortization	108,450	105,937	213,482	211,276
General and administrative	11,434	10,835	24,509	24,679
Casualty-related charges/(recoveries), net	1,191	1,629	1,693	1,629
Other depreciation and amortization	1,567	1,486	3,175	3,039
(Income)/loss from unconsolidated entities	1,426	(325)	(9,772)	(1,004)
Interest expense	33,866	30,678	64,405	61,782
Interest income and other (income)/expense, net	(515)	(540)	(942)	(971)
Tax provision/(benefit), net	366	(402)	698	(805)
(Gain)/loss on sale of real estate owned, net of tax	—	(7,315)	(2,132)	(10,385)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	854	1,610	3,192	2,515
Net income/(loss) attributable to noncontrolling interests	51	8	142	314
Total property NOI	$174,623	$167,315	$346,106	$331,449

Same-Store Communities

Our Same-Store Community properties (those acquired, developed, and stabilized prior to April 1, 2016 (for quarter-to-date comparison) and January 1, 2016 (for year-to-date comparison) and held on June 30, 2017) consisted of 36,540 and 35,689 apartment homes, respectively, and provided 89.7% and 88.0% of our total NOI for the three and six months ended June 30, 2017, respectively.

Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016

NOI for our Same-Store Community properties increased 4.2%, or $6.3 million, for the three months ended June 30, 2017 compared to the same period in 2016. The increase in property NOI was attributable to a 3.9%, or $8.1 million, increase in property rental income, which was partially offset by a 3.1%, or $1.8 million, increase in operating expenses. The increase in property income was primarily driven by a 2.7%, or $5.4 million, increase in rental rates and a 9.0%, or $1.7 million, increase in reimbursement and fee income. Physical occupancy increased 0.4% to 96.8% and total monthly income per occupied home increased 3.5% to $2,056.

The increase in operating expenses was primarily driven by a 4.0%, or $0.9 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 71.8% for the three months ended June 30, 2017 as compared to 71.6% for the comparable period in 2016.

Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016

NOI for our Same-Store Community properties increased 4.5%, or $13.2 million, for the six months ended June 30, 2017 compared to the same period in 2016. The increase in property NOI was attributable to a 4.2%, or $17.2 million, increase in property rental income, which was partially offset by a 3.4%, or $4.0 million, increase in operating expenses. The increase in property income was primarily driven by a 3.1%, or $11.9 million, increase in rental rates and a 10.0%, or $3.6 million, increase in reimbursement and fee income. Physical occupancy increased 0.4% to 96.8% and total monthly income per occupied home increased 3.8% to $2,050.

The increase in operating expenses was primarily driven by a 6.5%, or $2.9 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 71.7% for the six months ended June 30, 2017 as compared to 71.5% for the comparable period in 2016.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties and the non-apartment components of mixed use properties.

Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016

The remaining 10.3%, or $18.0 million, of our total NOI during the three months ended June 30, 2017 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 5.8%, or $1.0 million, for the three months ended June 30, 2017 as compared to the same period in 2016. The increase was primarily attributable to a $5.0 million increase in NOI from stabilized, non-mature communities, and a $1.1 million increase in non-residential/other NOI, partially offset by a $4.8 million decrease in NOI from sold communities in 2016.

Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016

The remaining 12.0%, or $41.6 million, of our total NOI during the six months ended June 30, 2017 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 3.5%, or $1.4 million, for the six months ended June 30, 2017 as compared to the same period in 2016. The increase was primarily attributable to a $7.6 million increase in NOI from stabilized, non-mature communities, a $2.1 million increase in NOI from acquired communities and a $1.9 million increase in non-residential/other NOI, partially offset by a $9.8 million decrease in NOI from sold communities in 2016.

Income/(Loss) from Unconsolidated Entities

For the six months ended ended June 30, 2017 and 2016, we recognized income/(loss) from unconsolidated entities of $9.8 million and $1.0 million, respectively. The increase in income for the six months ended June 30, 2017 as compared to 2016 of $8.8 million was primarily due to a gain on consolidation of $12.2 million from the purchase of a previously unconsolidated operating community in Seattle, Washington from our West Coast Development Joint Ventures, partially offset by net losses during lease-up of development joint ventures.

Gain/(Loss) on Sale of Real Estate Owned, Net of Tax

During the three months ended June 30, 2017, the Company did not recognize any gains on the sale of depreciable property. During the three months ended June 30, 2016, the Company recognized gains, net of tax, of $7.3 million on the sale of a retail center in Bellevue, Washington.

During the six months ended June 30, 2017, the Company recognized a gain, net of tax, of $2.1 million on the sale of a parcel on land in Richmond, Virginia. During the six months ended June 30, 2016, the Company recognized gains, net of tax, of $10.4 million on the sale of a retail center in Bellevue, Washington and two parcels of land in Santa Monica, California.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and six months ended June 30, 2017.

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

Funds from Operations, Funds from Operations as Adjusted, and Adjusted Funds from Operations

Funds from Operations

Funds from operations (“FFO”) attributable to common stockholders and unitholders is defined as Net income/(loss) attributable to common stockholders (computed in accordance with GAAP), excluding impairment write-downs of depreciable real estate or of investments in non-consolidated investees that are driven by measurable decreases in the fair value of depreciable real estate held by the investee, gains or losses from sales of depreciable property, plus real estate depreciation and amortization, and after adjustments for noncontrolling interests, unconsolidated partnerships and joint ventures. This definition conforms with the National Association of Real Estate Investment Trust’s (“NAREIT”) definition issued in April 2002. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of a REIT’s operating performance. In the computation of diluted FFO, if OP Units, DownREIT Units, unvested restricted stock, unvested LTIP Units, stock options, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive, they are included in the diluted share count.

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

Funds from Operations as Adjusted

FFO as Adjusted attributable to common stockholders and unitholders is defined as FFO excluding the impact of acquisition-related costs and other non-comparable items including, but not limited to, prepayment costs/benefits associated with early debt retirement, gains or losses on sales of non-depreciable property and marketable securities, deferred tax valuation allowance increases and decreases, casualty-related expenses and recoveries, severance costs and legal costs.

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

Adjusted Funds from Operations

Adjusted FFO (“AFFO”) attributable to common stockholders and unitholders is defined as FFO as Adjusted less recurring capital expenditures on consolidated communities that are necessary to help preserve the value of and maintain functionality at our communities. Therefore, management considers AFFO a useful supplemental performance metric for investors as it is more indicative of the Company’s operational performance than FFO or FFO as Adjusted.

AFFO is not intended to represent cash flow or liquidity for the period, and is only intended to provide an additional measure of our operating performance. We believe that Net income/(loss) attributable to common stockholders is the most directly comparable GAAP financial measure to AFFO. Management believes that AFFO is a widely recognized measure of the operations of REITs, and presenting AFFO will enable investors to assess our performance in comparison to other REITs. However, other REITs may use different methodologies for calculating AFFO and, accordingly, our AFFO may not always be comparable to AFFO calculated by other REITs. AFFO should not be considered as an alternative to net income/(loss) (determined in accordance with GAAP) as an indication of financial performance, or as an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFO as Adjusted, and AFFO for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income/(loss) attributable to common stockholders	$9,228	$17,017	$34,266	$26,481
Real estate depreciation and amortization	108,450	105,937	213,482	211,276
Noncontrolling interests	905	1,618	3,334	2,829
Real estate depreciation and amortization on unconsolidated joint ventures	14,497	12,299	28,264	22,649
Net gain on the sale of unconsolidated depreciable property	—	—	(12,158)	—
Net gain on the sale of depreciable real estate owned	—	(7,315)	(552)	(8,700)
Funds from operations (“FFO”) attributable to common stockholders and unitholders, basic	$133,080	$129,556	$266,636	$254,535
Distribution to preferred stockholders — Series E (Convertible)	929	929	1,858	1,858
FFO attributable to common stockholders and unitholders, diluted	$134,009	$130,485	$268,494	$256,393
Income/(loss) per weighted average common share - diluted	$0.03	$0.06	$0.13	$0.10
FFO per common share and unit, basic	$0.46	$0.44	$0.91	$0.88
FFO per common share and unit, diluted	$0.45	$0.44	$0.90	$0.87
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	291,836	291,458	291,794	289,553
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	296,751	296,392	296,683	294,446

Impact of adjustments to FFO:
Costs/(benefit) associated with debt extinguishment and other	4,318	—	5,834	—
Long-term incentive plan transition costs	—	28	—	351
Net gain on the sale of non-depreciable real estate owned	—	—	(1,580)	(1,685)
Casualty-related (recoveries)/charges, net	1,191	1,629	1,693	1,629
Casualty-related (recoveries)/charges on unconsolidated joint ventures, net	—	—	(881)	1,126
	$5,509	$1,657	$5,066	$1,421
FFO as Adjusted attributable to common stockholders and unitholders, diluted	$139,518	$132,142	$273,560	$257,814
			`
FFO as Adjusted per common share and unit, diluted	$0.47	$0.45	$0.92	$0.88

Recurring capital expenditures	(10,682)	(11,052)	(17,473)	(18,013)
AFFO attributable to common stockholders and unitholders, diluted	$128,836	$121,090	$256,087	$239,801

AFFO per common share and unit, diluted	$0.43	$0.41	$0.86	$0.81

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	291,836	291,458	291,794	289,553
Weighted average number of OP/DownREIT Units outstanding	(24,864)	(25,190)	(24,913)	(25,191)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	266,972	266,268	266,881	264,362

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	296,751	296,392	296,683	294,446
Weighted average number of OP/DownREIT Units outstanding	(24,864)	(25,190)	(24,913)	(25,191)
Weighted average number of Series E preferred shares outstanding	(3,028)	(3,028)	(3,028)	(3,028)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	268,859	268,174	268,742	266,227

United Dominion Realty, L.P.:

Business Overview

United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”) is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At June 30, 2017, the Operating Partnership’s real estate portfolio included 54 communities located in eight states and the District of Columbia with a total of 16,698 apartment homes.

As of June 30, 2017, UDR owned 110,883 units of our general partnership interests and 174,122,808 units of our limited partnership interests (the “OP Units”), or approximately 95.0% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this section of this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries, and all references in this section to “UDR” or the “General Partner” refer solely to UDR, Inc.

UDR is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in June 2003. At June 30, 2017, the General Partner’s consolidated real estate portfolio included 128 communities located in 10 states and the District of Columbia with a total of 39,822 apartment homes. In addition, the General Partner had an ownership interest in 29 communities with 7,286 completed apartment homes through unconsolidated operating communities.

The Operating Partnership’s same-store community apartment home population for the three and six months ended June 30, 2017 was 15,058.

The following table summarizes our market information by major geographic markets as of and for the three and six months ended June 30, 2017.

					Three Months Ended		Six Months Ended
		June 30, 2017			June 30, 2017		June 30, 2017
			Percentage	Total		Monthly		Monthly
	Number of	Number of	of Total	Carrying	Average	Income per	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	Occupancy	Home (a)
West Region
San Francisco, CA	8	1,992	12.6%	$466,700	96.9%	$3,044	97.0%	$3,027
Orange County, CA	6	2,052	13.4%	496,794	95.7%	2,285	95.7%	2,276
Seattle, WA	5	932	6.0%	221,694	96.7%	1,926	96.8%	1,906
Los Angeles, CA	2	344	3.0%	112,539	95.0%	2,608	95.4%	2,573
Monterey Peninsula, CA	7	1,565	4.6%	170,271	97.6%	1,612	97.1%	1,596
Other Southern California	2	516	2.5%	92,695	96.2%	1,934	95.5%	1,912
Portland, OR	2	476	1.3%	48,051	97.7%	1,529	97.2%	1,529
Mid-Atlantic Region
Metropolitan D.C.	6	2,068	15.0%	549,911	97.1%	2,068	97.2%	2,062
Baltimore, MD	2	540	2.8%	102,622	97.2%	1,489	96.7%	1,495
Northeast Region
New York, NY	2	996	16.4%	605,452	97.3%	3,908	97.3%	3,915
Boston, MA	1	387	1.9%	70,806	96.7%	1,945	96.4%	1,940
Southeast Region
Tampa, FL	2	942	2.8%	104,754	97.7%	1,406	97.4%	1,395
Nashville, TN	6	1,612	3.8%	141,183	96.5%	1,235	96.9%	1,225
Other Florida	1	636	2.3%	84,050	96.8%	1,521	96.7%	1,507
Total/Average Same-Store Communities	52	15,058	88.4%	3,267,522	96.8%	$2,105	96.8%	$2,095
Non-Mature, Commercial Properties & Other	2	1,640	11.6%	427,201
Total Real Estate Owned	54	16,698	100.0%	3,694,723
Total Accumulated Depreciation				(1,482,993)
Total Real Estate Owned, Net of Accumulated Depreciation				$2,211,730

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to April 1, 2016 (for quarter-to-date comparison) and January 1, 2016 (for year-to-date comparison) and held as of June 30, 2017. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

As of June 30, 2017, the Operating Partnership did not have any secured debt maturing during the remainder of 2017.

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

Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Operating Partnership’s current Report on Form 10‑K, filed with the SEC on February 21, 2017. There have been no significant changes in our critical accounting policies from those reported. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities,  Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016.

Operating Activities

For the six months ended June 30, 2017 and 2016, Net cash provided by/(used in) operating activities was $113.6 million compared to $116.0 million for the comparable period in 2016. The decrease in cash flow from operating activities was primarily due to a decrease in income from unconsolidated entities, which was partially offset by improved operating income, primarily driven by revenue growth at communities.

Investing Activities

For the six months ended June 30, 2017 and 2016, Net cash provided by/(used in) investing activities was $(19.9) million compared to $(22.2) million for the comparable period in 2016. The decrease in cash used in investing activities was primarily due to decreased capital expenditures.

Financing Activities

For the six months ended June 30, 2017 and 2016, our Net cash provided by/(used in) financing activities was $(94.3) million compared to $(95.3) million for the comparable period of 2016. The decrease in cash used in financing activities was primarily due to the early repayment of debt maturing in December 2018, July 2020, and July 2023, partially offset by an increase in advances from the General Partner.

Credit Facilities

As of June 30, 2017, an aggregate commitment of $133.2 million of the General Partner’s secured credit facilities with Fannie Mae was owed by the Operating Partnership based on the ownership of the assets securing the debt. The entire commitment was outstanding at June 30, 2017. The portions of the Fannie Mae credit facilities owed by the Operating Partnership mature at various dates from October 2019 through December 2019 and bear interest at fixed rates. At June 30, 2017, the entire outstanding balance was fixed and had a weighted average interest rate of 5.28%.

The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion and unsecured commercial paper program with an aggregate borrowing capacity of $500 million, $300 million of medium-term notes due June 2018, $300 million of medium-term notes due October 2020, a $350 million term loan facility due January 2021, $400 million of medium-term notes due January 2022, $300 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025, $300 million of medium-term notes due September 2026 and $300 million of medium-term notes due July 2027. As of June 30, 2017 and December 31, 2016, the General Partner did not have an outstanding balance under the unsecured revolving credit facility and had $240.0 million and $0, respectively, outstanding under its unsecured commercial paper program.

The credit facilities are subject to customary financial covenants and limitations.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $27.0 million in variable rate debt that is not subject to interest rate swap contracts as of June 30, 2017. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the six months ended June 30, 2017 would increase by $0.1 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by/(used in) operating activities	$113,563	$115,950
Net cash provided by/(used in) investing activities	(19,948)	(22,171)
Net cash provided by/(used in) financing activities	(94,286)	(95,347)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016.

Net Income/(Loss) Attributable to OP Unitholders

Net income attributable to OP unitholders was $10.8 million ($0.06 per diluted OP Unit) for the three months ended June 30, 2017 as compared to net income of $11.0 million ($0.06 per diluted OP Unit) for the comparable period in the prior year. The decrease in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•	an increase in interest expense of $4.1 million primarily due to prepayment costs on the early repayment of debt in 2017; and
•	an increase in real estate depreciation and amortization of $2.2 million due to the completion of two redevelopment communities during the first quarter of 2017.

This was partially offset by:

•	an increase of $2.4 million in total property NOI primarily due to higher revenue per occupied home; and
•

losses from unconsolidated entities of $4.4 million for the three months ended June 30, 2017 as compared to $10.0 million for the three months ended June 30, 2016, primarily due to a reduction in depreciation and amortization at the DownREIT Partnership.

Net income attributable to OP unitholders was $24.5 million ($0.13 per diluted OP Unit) for the six months ended June 30, 2017 as compared to net income of $15.8 million ($0.09 per diluted OP Unit) for the comparable period in the prior year. The increase in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•	an increase of $4.9 million in total property NOI primarily due to higher revenue per occupied home; and
•

losses from unconsolidated entities of $9.8 million for the six months ended June 30, 2017 as compared to $23.4 million for the six months ended June 30, 2016, primarily due to a reduction in depreciation and amortization at the DownREIT Partnership.

This was partially offset by:

•	an increase in interest expense of $5.1 million due to prepayment costs on the early repayment of debt in 2017.

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

The following table summarizes the operating performance of our total portfolio for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30, (a)%			June 30, (b)%
	2017	2016	Change	2017	2016	Change
Same-Store Communities:
Same-Store rental income	$92,062	$88,132	4.5%	$183,121	$174,637	4.9%
Same-Store operating expense (c)	(23,950)	(22,886)	4.6%	(48,055)	(45,771)	5.0%
Same-Store NOI	68,112	65,246	4.4%	135,066	128,866	4.8%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (d)	7,396	7,042	5.0%	14,517	14,134	2.7%
Non-residential/other NOI	1,506	1,599	(5.8)%	2,494	2,672	(6.7)%
Sold and held for disposition communities NOI	—	771	(100.0)%	—	1,538	(100.0)%
Total Non-Mature Communities/Other NOI	8,902	9,412	(5.4)%	17,011	18,344	(7.3)%
Total property NOI	$77,014	$74,658	3.2%	$152,077	$147,210	3.3%

(a)	Same-Store consists of 15,058 apartment homes.
(b)	Same-Store consists of 15,058 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.

The following table is our reconciliation of Net income/(loss) attributable to OP unitholders to total property NOI for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income/(loss) attributable to OP unitholders	$10,849	$11,044	$24,506	$15,831
Property management	2,862	2,775	5,684	5,492
Other operating expenses	2,128	1,519	3,676	3,019
Real estate depreciation and amortization	39,231	37,053	76,110	73,844
General and administrative	4,408	3,844	9,627	9,265
Casualty-related charges/(recoveries), net	1,191	465	1,744	465
(Income)/loss from unconsolidated entities	4,350	10,030	9,774	23,417
Interest expense	11,652	7,578	20,263	15,183
Net income/(loss) attributable to noncontrolling interests	343	350	693	694
Total property NOI	$77,014	$74,658	$152,077	$147,210

Same-Store Communities

Our Same-Store Community properties (those acquired, developed, and stabilized prior to April 1, 2016 (for quarter-to-date comparison) and January 1, 2016 (for year-to-date comparison) and held as of June 30, 2017) consisted of 15,058 apartment homes and provided 88.4% and 88.8% of our total NOI for the three and six months ended June 30, 2017, respectively.

Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016

NOI for our Same-Store Community properties increased 4.4%, or $2.9 million, for the three months ended June 30, 2017 compared to the same period in 2016. The increase in property NOI was primarily attributable to a 4.5%, or $3.9 million, increase in property rental income, which was partially offset by a 4.6%, or $1.1 million, increase in operating expenses. The increase in revenues was primarily driven by a 3.2%, or $2.7 million, increase in rental rates. Physical occupancy increased 0.3% to 96.8% and total income per occupied home increased 4.2% to $2,105 for the three months ended June 30, 2017 compared to the same period in 2016.

The increase in property operating expenses was primarily driven by a 10.1%, or $0.8 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) was 74.0% for both the three months ended June 30, 2017 and 2016.

Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016

NOI for our Same-Store Community properties increased 4.8%, or $6.2 million, for the the six months ended June 30, 2017 compared to the same period in 2016. The increase in property NOI was primarily attributable to a 4.9%, or $8.5 million, increase in property rental income, which was partially offset by a 5.0%, or $2.3 million, increase in operating expenses. The increase in revenues was primarily driven by a 3.6%, or $6.0 million, increase in rental rates. Physical occupancy increased 0.4% to 96.8% and total income per occupied home increased 4.5% to $2,095 for the six months ended June 30, 2017 compared to the same period in 2016.

The increase in property operating expenses was primarily driven by a 10.7%, or $1.6 million, increase in real estate taxes, which was primarily due to higher assessed valuations, and a 1.9%, or $0.3 million, increase in personnel costs compared to the same period in 2016.

The operating margin (property net operating income divided by property rental income) was 73.6% and 73.7% for the six months ended June 30, 2017 and 2016, respectively.

Non-Mature Communities/Other

The Operating Partnership’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties and the non-apartment components of mixed use properties.

Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016

The remaining 11.6%, or $8.9 million, of our total NOI during the three months ended June 30, 2017 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased 5.4%, or $0.5 million, for the three months ended June 30, 2017 compared to the same period in 2016. The decrease was primarily driven by a decrease in NOI of $0.8 million from sold communities.

Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016

The remaining 11.2%, or $17.0 million, of our total NOI during the six months ended June 30, 2017 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased 7.3%, or $1.3 million, for the six months ended June 30, 2017 compared to the same period in 2016. The decrease was primarily driven by a decrease in NOI of $1.5 million from sold communities.

Income/(Loss) in Unconsolidated Entities

For the three months ended June 30, 2017, income/(loss) from unconsolidated entities of $(4.4) million was attributable to the Operating Partnership’s ownership interest in the DownREIT Partnership as compared to $(10.0) million for the comparable period in 2016. The decrease in loss from unconsolidated entities was primarily attributable to a reduction in deprecation and amortization at the DownREIT Partnership.

For the six months ended June 30, 2017, income/(loss) from unconsolidated entities of $(9.8) million was attributable to the Operating Partnership’s ownership interest in the DownREIT Partnership as compared to $(23.4) million for the comparable period in 2016. The decrease in loss from unconsolidated entities was primarily attributable to a reduction in deprecation and amortization at the DownREIT Partnership.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and six months ended June 30, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

See our Annual Report on Form 10‑K for the year ended December 31, 2016 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of June 30, 2017, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10‑K for the year ended December 31, 2016.

Item 4.CONTROLS AND PROCEDURES

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

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.

There have not been any changes in either the Company’s or the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Securities Exchange Act of 1934) during the third fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of either the Company or the Operating Partnership.

PART II — OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

The Company is a party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

Item 1A.RISK FACTORS

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

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in partnerships and joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. As of June 30, 2017, we had 20 active joint ventures and partnerships, including our participating loan investment and preferred equity investments, with a total equity investment of $843.2 million. We could become engaged in a dispute with one or more of our partners which might affect our ability to operate a jointly-owned property. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners might refuse to make capital contributions when due and we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners’ interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process.

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

Risk of Accidental Death or Injury Due to Fire, Natural Disasters or Other Hazards. The accidental death or injury of persons living in our communities due to fire, natural disasters or other hazards could have a material adverse effect on our business and results of operations. Our insurance coverage may not cover all losses associated with such events, and we may experience difficulty marketing communities where such any such events have occurred, which could have a material adverse effect on our business and results of operations.

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

Mezzanine Loan Assets Involve Greater Risks of Loss than Senior Loans Secured by Income-producing Properties. We may originate or acquire mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. Mezzanine loans may involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender and because it is in second position and there may not be adequate equity in the property. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some of or all our initial expenditure. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of June 30, 2017, UDR had approximately $438.8 million of variable rate indebtedness outstanding, which constitutes approximately 12.0% of total outstanding indebtedness as of such date. As of June 30, 2017, the Operating Partnership had approximately $27.0 million of variable rate indebtedness outstanding, which constitutes approximately 16.9% of total outstanding indebtedness to third parties as of such date. In addition, borrowings under our unsecured commercial paper program bear interest at variable rates. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties.

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

Financing May Not Be Available and Could Be Dilutive. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit, construction loans and other forms of secured debt, commercial paper and other forms of unsecured debt, and equity financing, including common and preferred equity. We and other companies in the real estate industry have experienced limited availability of financing from time to time, including due to regulatory changes directly or indirectly affecting financing markets, for example the changes in terms on construction loans brought about by the Basel III capital requirements and the associated “High Volatility Commercial Real Estate” designation, which has adversely impacted the availability of loans, including construction loans and proceeds and the interest rate thereon. Restricted lending practices could impact our ability to obtain financing or refinancing for our properties. If we issue additional equity securities to finance developments and acquisitions instead of incurring debt, the interests of UDR’s existing stockholders could be diluted.

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

Changes to the U.S. Federal Income Tax Laws, including the Enactment of Certain Proposed Tax Reform Measures, Could Have an Adverse Impact on Our Business and Financial Results. Although changes to the U.S. federal income tax laws are proposed regularly, legislative and regulatory changes may be more likely in the 115th Congress, which convened in January 2017, because the Presidency and such Congress are controlled by the same political party and significant reform of the Code has been described publicly as a legislative priority. Additionally, the REIT rules are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results. For example, certain proposals set forth in President Trump’s administration and House Republican tax plans could reduce the relative competitive advantage of operating as a REIT unless accompanied by responsive changes to the REIT rules. These proposals include: the lowering of income tax rates on individuals and corporations, which could ease the burden of double taxation on corporate dividends and make the single level of taxation on REIT distributions relatively less attractive; allowing the expensing of capital expenditures, which could result in the bunching of taxable income and required distributions for REITs; and further limiting or eliminating the deductibility of interest expense, which could disrupt the real estate market and could increase the amount of REIT taxable income that must be distributed as dividends to shareholders.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

During the three months ended June 30, 2017, we did not issue any shares of our common stock upon redemption of OP Units.

Repurchase of Equity Securities

In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended June 30, 2017.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (a)
Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510
April 1, 2017 through April 30, 2017	—	—	—	15,032,510
May 1, 2017 through May 31, 2017	—	—	—	15,032,510
June 1, 2017 through June 30, 2017	—	—	—	15,032,510
Balance as of June 30, 2017	9,967,490	$22.00	9,967,490	15,032,510

(a)

This number reflects the amount of shares that were available for purchase under our 10 million share repurchase program authorized in February 2006 and our 15 million share repurchase program authorized in January 2008.

During the three months ended June 30, 2017, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock and the exercise of stock options issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended June 30, 2017.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share(a)	or Programs	or Programs
April 1, 2017 through April 30, 2017	282	$36.04	N/A	N/A
May 1, 2017 through May 31, 2017	—	—	N/A	N/A
June 1, 2017 through June 30, 2017	39,172	39.86	N/A	N/A
Total	39,454	$39.83

(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.

Item 3.DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.MINE SAFETY DISCLOSURES

Not applicable.

Item 5.OTHER INFORMATION

None.

Item 6.EXHIBITS

The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
Date:	July 27, 2017	/s/ Joseph D. Fisher
Joseph D. Fisher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

United Dominion Realty, L.P.
		By:	UDR, Inc., its general partner
Date:	July 27, 2017	/s/ Joseph D. Fisher
Joseph D. Fisher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Restatement of UDR, Inc. (incorporated by reference to Exhibit 3.09 to UDR, Inc.’s Current Report on Form 8‑K dated July 27, 2005 and filed with the SEC on August 1, 2005).

3.2

Articles of Amendment to the Articles of Restatement of UDR, Inc. dated and filed with the State Department of Assessments and Taxation of the State of Maryland on March 14, 2007 (incorporated by reference to Exhibit 3.2 to UDR, Inc.’s Current Report on Form 8‑K dated March 14, 2007 and filed with the SEC on March 15, 2007).

3.3

Articles of Amendment to the Articles of Restatement of UDR, Inc. dated August 30, 2011 and filed with the State Department of Assessments and Taxation of the State of Maryland on August 31, 2011 (incorporated by reference to Exhibit 3.1 to UDR, Inc.’s Current Report on Form 8‑K dated August 29, 2011 and filed with the SEC on September 1, 2011).

3.4

Articles Supplementary relating to UDR, Inc.’s 6.75% Series G Cumulative Redeemable Preferred Stock dated and filed with the State Department of Assessments and Taxation of the State of Maryland on May 30, 2007 (incorporated by reference to Exhibit 3.4 to UDR, Inc.’s Form 8‑A Registration Statement dated and filed with the SEC on May 30, 2007).

3.5

Certificate of Limited Partnership of United Dominion Realty, L.P. dated February 19, 2004 (incorporated by reference to Exhibit 3.4 to United Dominion Realty, L.P.’s Post-Effective Amendment No. 1 to Registration Statement on Form S‑3 dated and filed with the SEC on October 15, 2010).

3.6

Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004 (incorporated by reference to Exhibit 10.23 to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2003).

3.7

First Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated June 24, 2005 (incorporated by reference to Exhibit 10.06 to UDR, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2005).

3.8

Second Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated February 23, 2006 (incorporated by reference to Exhibit 10.6 to UDR, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2006).

3.9

Third Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated February 2, 2007 (incorporated by reference to Exhibit 99.1 to UDR, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2009).

3.10

Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated December 27, 2007 (incorporated by reference to Exhibit 10.25 to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2007).

3.11

Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated March 7, 2008 (incorporated by reference to Exhibit 10.53 to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2008).

3.12

Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated December 9, 2008 (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8‑K dated December 9, 2008 and filed with the Commission on December 10, 2008).

Exhibit No.	Description
3.13

Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of March 13, 2009 (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8‑K dated March 18, 2009 and filed with the SEC on March 19, 2009).

3.14

Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of November 17, 2010 (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8‑K dated November 18, 2010 and filed with the SEC on November 18, 2010).

3.15

Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of December 4, 2015 (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8‑K dated December 4, 2015 and filed with the SEC on December 10, 2015).

3.16	Amended and Restated Bylaws of UDR, Inc. (as amended through July 12, 2017).

10.1

Amendment No. 2, dated April 27, 2017, to the Third Amended and Restated Distribution Agreement, dated September 1, 2011 and as amended July 29, 2014, among the Company and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the SEC on April 27, 2017).

10.2	UDR, Inc. 3.500% Medium-Term Note, Series A due July 2027, issued June 16, 2017.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of UDR, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges of United Dominion Realty, L.P.

31.1	Rule 13a‑14(a) Certification of the Chief Executive Officer of UDR, Inc.

31.2	Rule 13a‑14(a) Certification of the Chief Financial Officer of UDR, Inc.

31.3	Rule 13a‑14(a) Certification of the Chief Executive Officer of UDR Inc., general partner of United Dominion Realty, L.P.

31.4	Rule 13a‑14(a) Certification of the Chief Financial Officer of UDR Inc., general partner of United Dominion Realty, L.P.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.

32.3	Section 1350 Certification of the Chief Executive Officer of UDR Inc., general partner of United Dominion Realty, L.P.

32.4	Section 1350 Certification of the Chief Financial Officer of UDR Inc., general partner of United Dominion Realty, L.P.

Exhibit No.	Description
101

XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10‑Q for the periods ended June 30, 2017, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., (vi) notes to consolidated financial statements of UDR, Inc., (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of comprehensive income/(loss) of United Dominion Realty, L.P., (x) consolidated statements of changes in capital of United Dominion Realty, L.P., (xi) consolidated statements of cash flows of United Dominion Realty, L.P., and (xii) notes to consolidated financial statements of United Dominion Realty, L.P.