Form 10-K
period 2017-12-31
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2018-02-20
CIK 74208, 1018254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

UDR, Inc.:
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company 
		(Do not check if a smaller reporting company)	Emerging growth company 

United Dominion Realty, L.P.:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company 
		(Do not check if a smaller reporting company)	Emerging growth company 

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

UDR, Inc.	Yes ☐	No ☑
United Dominion Realty, L.P.	Yes ☐	No ☑

The aggregate market value of the shares of common stock of UDR, Inc. held by non-affiliates on June 30, 2017 was approximately $3.6 billion. This calculation excludes shares of common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 16, 2018, there were 268,160,029 shares of UDR, Inc.’s common stock outstanding.

There is no public trading market for the partnership units of United Dominion Realty, L.P. As a result, an aggregate market value of the partnership units of United Dominion Realty, L.P. cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from UDR, Inc.’s definitive proxy statement for the 2018 Annual Meeting of Stockholders.

This Annual Report on Form 10-K includes financial statements required under Rule 3-09 of Regulation S-X for UDR Lighthouse DownREIT L.P.

EXPLANATORY NOTE

This Report combines the annual reports on Form 10‑K for the fiscal year ended December 31, 2017 of UDR, Inc., a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR, Inc. is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company,” “UDR” or “UDR, Inc.” refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including United Dominion Realty, L.P. and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”), both Delaware limited partnerships of which UDR is the sole general partner. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or the “OP” refer to United Dominion Realty, L.P., together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership and the DownREIT Partnership are referred to as “OP Units” and “DownREIT Units” respectively, and the holders of the OP Units and DownREIT Units are referred to as “unitholders.” This combined Form 10‑K is being filed separately by UDR and the Operating Partnership.

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

As of December 31, 2017, UDR owned 110,883 units (100%) of the general partnership interests of the Operating Partnership and 174,126,805 OP Units, representing approximately 95.0% of the  total outstanding OP Units in the Operating Partnership. UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and UDR’s role as the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities” and “Control and Procedures” are presented in this report for each of UDR and the Operating Partnership. In addition, certain disclosures in “Business” are separated by entity to the extent that the discussion relates to UDR’s business outside of the Operating Partnership.

PART I

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy, and rental expense growth. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unfavorable changes in the apartment market, changing economic conditions, the impact of inflation/deflation on rental rates and property operating expenses, expectations concerning availability of capital and the stabilization of the capital markets, the impact of competition and competitive pricing, acquisitions, developments and redevelopments not achieving anticipated results, delays in completing developments, redevelopments and lease-ups on schedule, expectations on job growth, home affordability and demand/supply ratio for multifamily housing, expectations concerning development and redevelopment activities, expectations on occupancy levels and rental rates, expectations concerning joint ventures with third parties, expectations that automation will help grow net operating income, and expectations on annualized net operating income.

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

•risks from cybersecurity breaches of our information technology systems and the information technology systems of our third party vendors and other third parties;

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

Item 1. BUSINESS

General

UDR is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, disposes of, and manages multifamily apartment communities generally located in high barrier-to-entry markets throughout the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement processes, low single-family home affordability and strong employment growth potential. At December 31, 2017, our consolidated real estate portfolio included 127 communities located in 19 markets, with a total of 39,998 completed apartment homes, which are held directly or through our subsidiaries, including the Operating Partnership and the DownREIT Partnership, and consolidated joint ventures. In addition, we have an ownership interest in 29 communities containing 7,286 apartment homes through unconsolidated joint ventures or partnerships. As of December 31, 2017, the Company was developing two wholly-owned communities with 1,101 apartment homes, 300 of which have been completed, and two unconsolidated joint venture communities with 533 apartment homes, none of which have been completed.

At December 31, 2017, the Operating Partnership’s consolidated real estate portfolio included 53 communities located in 15 markets, with a total of 16,698 completed apartment homes. The Operating Partnership owns, operates, acquires, renovates, develops, redevelops, and manages multifamily apartment communities generally located in high barrier-to-entry markets located throughout the United States. During the year ended December 31, 2017, revenues of the Operating Partnership represented approximately 43% of our total rental revenues.

UDR has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to in this Report as the “Code.” To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our stockholders annually. As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent we distribute such net income to our stockholders annually. In 2017, we declared total distributions of $1.24 per common share and paid dividends of $1.225 per common share.

	Dividends	Dividends
	Declared in	Paid in
	2017	2017
First Quarter	$0.310	$0.295
Second Quarter	0.310	0.310
Third Quarter	0.310	0.310
Fourth Quarter	0.310	0.310
Total	$1.240	$1.225

UDR was formed in 1972 as a Virginia corporation. In June 2003, we changed our state of incorporation from Virginia to Maryland. The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations in 1995. The Operating Partnership was redomiciled in 2004 as a Delaware limited partnership. Our corporate offices are located at 1745 Shea Center Drive, Suite 200, Highlands Ranch, Colorado and our telephone number is (720) 283‑6120. Our website is www.udr.com. The information contained on our website, including any information referred to in this Report as being available on our website, is not a part of or incorporated into this Report.

As of February 16, 2018, we had 1,502 full-time associates and 40 part-time associates, all of whom were employed by UDR.

Reporting Segments

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2016, and held as of December 31, 2017. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

2017 Highlights

•In July 2017, the Company marked its 45th year as a REIT and, in October 2017, paid its 180th consecutive quarterly dividend. The Company’s annualized declared 2017 dividend of $1.24 represented a 5.1% increase over the previous year.

•We achieved Same-Store revenue growth of 3.7% and Same-Store net operating income (“NOI”) growth of 3.8%.

•We completed two developments held by unconsolidated joint ventures in Irvine, CA and Mountain View, CA with a total of 536 apartment homes.

•We completed three redevelopment projects in San Francisco, CA, Austin, TX and Dallas, TX.

•As of December 31, 2017, we were developing two wholly-owned communities and two communities held by unconsolidated joint ventures.

•We acquired a community in Denver, CO with 218 apartment homes and increased our ownership from 49% to 100% in an operating community located in Seattle, WA with 244 apartment homes for a total of approximately $207.5 million. The acquisition in Denver, CO will be fully or partially funded with tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986.

•We recognized gains on the sale of real estate of $43.4 million from the sale of two communities in Orange County, CA and Carlsbad, CA with a total of 218 apartment homes and a parcel of land in Richmond, VA.

•We recognized gains of $7.6 million as a result of the sale of two communities in Seattle, WA and Anaheim, CA by the West Coast Development Joint Venture.

•We contributed $87.5 million to five unconsolidated investments under our Developer Capital Program, which earn preferred returns ranging between 6.5% to 11.0%.

•We issued $600 million of 3.50%, 10-year senior unsecured medium-term notes and redeemed $300 million of 4.25% unsecured medium-term notes due June 2018.

•We prepaid $275.3 million of our secured credit facilities with borrowings under the unsecured commercial paper program and proceeds from the issuance of senior unsecured medium-term notes.

•We entered into an unsecured commercial paper program under which we may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $500 million.

Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information on the Company’s and the Operating Partnership’s activities in 2017.

Our Strategic Vision

Our strategic vision is to be the innovative multifamily public REIT of choice. We intend to realize this vision by executing on our strategic objectives, which are:

1.	Maintaining a Diversified Portfolio and Allocating Capital to Accretive Investment Opportunities
2.	Maintaining a Strong Balance Sheet
3.	Consistently Driving Operating Excellence
4.	Advancing a Strong Corporate Culture and Ensuring High Resident Satisfaction

Maintaining a Diversified Portfolio and Allocating Capital to Accretive Investment Opportunities

We believe greater portfolio diversification, as defined by geographic concentration, location within a market (i.e., urban or suburban) and property quality (i.e., A or B), reduces the volatility of our same-store growth throughout the real estate cycle, appeals to a wider renter and investor audience and lessens the market risk associated with owning a homogenous portfolio. Diversified characteristics of our portfolio include:

• our consolidated apartment portfolio includes 127 communities located in 19 markets throughout the U.S., including both Coastal and Sunbelt locations; and

• our mix of urban/suburban communities and our mix of A/B quality properties is approximately 50%/50%.

We are focused on increasing our presence in markets with favorable job formation, high propensity to rent, low single-family home affordability, and a favorable demand/supply ratio for multifamily housing. Portfolio investment decisions consider internal analyses and third-party research.

Acquisitions and Dispositions

When evaluating potential acquisitions, we consider a wide variety of factors, including:

•	whether it is located in a high barrier-to-entry market;
•	population growth, cost of alternative housing, overall potential for economic growth and the tax and regulatory environment of the community in which the property is located;
•	geographic location, including proximity to jobs, entertainment, transportation, and our existing communities which can deliver significant economies of scale;
•	construction quality, condition and design of the property;
•	current and projected cash flow of the property and the ability to increase cash flow;
•	ability of the property’s projected cash flows to exceed our cost of capital;
•	potential for capital appreciation of the property;
•	ability to increase the value and profitability of the property through operations and redevelopment;

•	terms of resident leases, including the potential for rent increases;
•	occupancy and demand by residents for properties of a similar type in the vicinity;
•	prospects for liquidity through sale, financing, or refinancing of the property; and
•	competition from existing multifamily communities and the potential for the construction of new multifamily properties in the area.

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

The following table summarizes our apartment community acquisitions and dispositions and our consolidated year-end ownership position for the past five years (dollars in thousands):

	2017	2016	2015	2014	2013
Homes acquired	462	508	3,246	358	—
Homes disposed	218	1,782	2,735	2,500	914
Homes owned at December 31,	39,998	39,454	40,728	39,851	41,250
Total real estate owned, at cost	$10,177,206	$9,615,753	$9,190,276	$8,383,259	$8,207,977

The following table summarizes the Operating Partnership’s apartment community acquisitions and dispositions and year-end ownership position for the past five years (dollars in thousands):

	2017	2016	2015		2014	2013
Homes acquired	218	—	421		—	—
Homes disposed	218	276	4,256	(a)	264	914
Homes owned at December 31,	16,698	16,698	16,974		20,814	20,746
Total real estate owned, at cost	$3,816,956	$3,674,704	$3,630,905		$4,238,770	$4,188,480

(a)Includes 3,107 homes deconsolidated in 2015 upon contribution of communities by the Operating Partnership to the DownREIT Partnership.

Development Activities

Our objective in developing a community is to create value while improving the quality of our portfolio. Demographic trends, economic drivers, and how multifamily fundamentals and valuations have trended over the long-term generally govern our review process on where to allocate development capital. At December 31, 2017, our development pipeline included two wholly-owned communities located in Huntington Beach, California and Boston, Massachusetts with a total of 1,101 homes and an aggregate budget of $716.5 million, in which we have a total carrying value of $592.5 million.

Redevelopment Activities

Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also producing a higher yielding and more valuable asset through asset quality improvement. During 2017, we continued to redevelop properties in primary markets where we concluded there was an opportunity to add value. During the year ended December 31, 2017, we incurred $15.4 million in major renovations, which include major structural changes and/or architectural revisions to existing buildings. At December 31, 2017, the Company was not redeveloping any communities.

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

Maintaining a Strong Balance Sheet

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

Consistently Driving Operational Excellence

Investment in new technologies continues to drive operating efficiencies in our business and help us to better meet the changing needs of our residents. Our residents have the ability to conduct business with us 24 hours a day, 7 days a week and complete online leasing applications and renewals throughout our portfolio using our web-based resident internet portal.

As a result of transforming our operations through technology, residents’ satisfaction has improved, and our operating teams have become more efficient. Web-based technologies have also resulted in declining marketing and advertising costs, improved cash management, and better pricing management of our available apartment homes.

Operating Partnership Strategies and Vision

The Operating Partnership’s long-term strategic vision is the same as that of the Company as described above.

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

We believe that, in general, we are well-positioned to compete effectively for residents and investments. We believe our competitive advantages include:

•	a fully integrated organization with property management, development, redevelopment, acquisition, marketing, sales and financing expertise;
•	scalable operating and support systems, which include automated systems to meet the changing electronic needs of our residents and to effectively focus on our Internet marketing efforts;

•	access to sources of capital;
•	geographic diversification with a presence in 19 markets across the country; and
•	significant presence in many of our major markets that allows us to be a local operating expert.

Moving forward, we will continue to optimize lease management, improve expense control, increase resident retention efforts and align employee incentive plans with our bottom line performance. We believe this plan of operation, coupled with the portfolio’s strengths in targeting renters across a geographically diverse platform, should position us for continued operational upside.

Communities

At December 31, 2017, our consolidated real estate portfolio included 127 communities with a total of 39,998 completed apartment homes, which included the Operating Partnership’s consolidated real estate portfolio of 53 communities with a total of 16,698 completed apartment homes. The overall quality of our portfolio enables us to raise rents and to attract residents with higher levels of disposable income who are more likely to absorb such rents.

At December 31, 2017, the Company was developing two wholly-owned communities with 1,101 apartment homes, 300 of which have been completed. The communities being developed are not part of the Operating Partnership’s real estate portfolio.

At December 31, 2017, the Company was not redeveloping any communities.

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

For the year ended December 31, 2017, our Same-Store NOI increased by $22.0 million compared to the prior year. Our Same-Store Community properties provided 87.0% of our total NOI for the year ended December 31, 2017. The increase in NOI for the 35,471 Same-Store apartment homes, or 88.7% of our portfolio, was primarily driven by an increase in rental rates and fee and reimbursement income, partially offset by an increase in real estate taxes.

For the year ended December 31, 2017, the Operating Partnership’s Same-Store NOI increased by $10.7 million compared to the prior year. The Operating Partnership’s Same-Store Community properties provided 87.2% of its total NOI for the year ended December 31, 2017. The increase in NOI for the 14,840 Same-Store apartment homes, or 88.9% of the Operating Partnership’s portfolio, was primarily driven by an increase in rental rates and fee and reimbursement income, partially offset by an increase in real estate taxes.

Revenue growth in 2018 may be impacted by adverse developments affecting the general economy, reduced occupancy rates, increased rental concessions, new supply, increased bad debt and other factors which may adversely impact our ability to increase rents.

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

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2017.

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

Available Information

Both UDR and the Operating Partnership file electronically with the Securities and Exchange Commission their respective annual reports on Form 10‑K, quarterly reports on Form 10‑Q, and current reports on Form 8‑K, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. You may obtain a free copy of our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, and current reports on Form 8‑K, and amendments to those reports on the day of filing with the SEC on our website at www.udr.com, or by sending an e-mail message to ir@udr.com.

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

Risks Related to Our Real Estate Investments and Our Operations

Unfavorable Apartment Market and Economic Conditions Could Adversely Affect Occupancy Levels, Rental Revenues and the Value of Our Real Estate Assets. Unfavorable market conditions in the areas in which we operate and unfavorable economic conditions generally may significantly affect our occupancy levels, our rental rates and collections, the value of the properties and our ability to acquire or dispose of apartment communities on economically favorable terms. Our ability to lease our properties at favorable rates is adversely affected by the increase in supply in the multifamily and other rental markets and is dependent upon the overall level in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, a downturn in the housing market, stock market volatility and uncertainty about the future. Some of our major expenses generally do not decline when related rents decline. We would expect that declines in our occupancy levels, rental revenues and/or the values of our apartment communities would cause us to have less cash available to pay our indebtedness and to distribute to UDR’s stockholders, which could adversely affect our financial condition or the market value of our securities. Factors that may affect our occupancy levels, our rental revenues, and/or the value of our properties include the following, among others:

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

We May Be Unable to Renew Leases or Relet Apartment Units as Leases Expire, or the Terms of Renewals or New Leases May Be Less Favorable Than Current Leases. When our residents decide to leave our apartments, whether because they decide not to renew their leases or they leave prior to their lease expiration date, we may not be able to relet their apartment units. Even if the residents do renew or we can relet the apartment units, the terms of renewal or reletting may be less favorable than current lease terms. Furthermore, because the majority of our apartment leases have initial terms of 12 months or less, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms. If we are unable to promptly renew the leases or relet the apartment units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition may be adversely affected. If residents do not experience increases in their income, we may be unable to increase rent and/or delinquencies may increase.

We Face Certain Risks Related to Our Retail and Commercial Space. Certain of our properties include retail or commercial space that we lease to third parties. The long term nature of our retail and commercial leases (generally five to ten years with market based renewal options) and the characteristics of many of our tenants (generally small and/or local businesses) may subject us to certain risks. The longer term leases could result in below market lease rates over time. We may not be able to lease new space for rents that are consistent with our projections or for market rates. Also, when leases for our retail or commercial space expire, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the prior lease terms. Our properties compete with other properties with retail or commercial space. The presence of competitive alternatives may adversely affect our ability to lease space and the level of rents we can obtain. If our retail or commercial tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations, which could adversely impact our results of operations and financial condition.

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

We Are Subject to Certain Risks Associated with Selling Apartment Communities, Which Could Limit Our Operational and Financial Flexibility. We periodically dispose of apartment communities that no longer meet our strategic objectives, but adverse market conditions may make it difficult to sell apartment communities like the ones we own. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. These conditions may limit our ability to dispose of properties and to change our portfolio in order to meet our strategic objectives, which may in turn have a material adverse effect on our financial condition and the market value of our securities. We are also subject to the following risks in connection with sales of our apartment communities, among others:

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

We May Not Realize the Anticipated Benefits of Past or Future Acquisitions, and the Failure to Integrate Acquired Communities and New Personnel Successfully Could Create Inefficiencies. We have selectively acquired in the past, and if presented with attractive opportunities we intend to selectively acquire in the future, apartment communities that meet our investment criteria. Our acquisition activities and their success are subject to the following risks, among others:

•

we may be unable to obtain financing for acquisitions on favorable terms, including but not limited to interest rates, term and/or loan-to-value ratios, or at all, all of which could cause us to delay or even abandon potential acquisitions;

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

Competition Could Adversely Affect Our Ability to Acquire Properties. In the past, other real estate investors, including insurance companies, pension and investment funds, developer partnerships, investment companies and other public and private apartment REITs, have competed with us to acquire existing properties and to develop new properties, and such competition in the future may make it more difficult for us to acquire attractive investment opportunities on favorable terms, which could materially adversely affect our ability to grow or acquire properties profitably or with attractive returns.

Development and Construction Risks Could Impact Our Profitability. In the past we have selectively pursued the development and construction of apartment communities, and we intend to do so in the future as appropriate opportunities arise. Development activities have been, and in the future may be, conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. Our development and construction activities are subject to the following risks, among others:

•

we may be unable to obtain construction financing for development activities on favorable terms, including but not limited to interest rates, term and/or loan to value ratios, or at all, which could cause us to delay or even abandon potential developments;

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

•	yields may be less than anticipated as a result of delays in completing projects, costs that exceed budget and/or higher than expected concessions for lease up and lower rents than expected;
•	we may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring such development opportunities;
•

we may be unable to complete construction and lease-up of a community on schedule, or incur development or construction costs that exceed our original estimates, and we may be unable to charge rents that would compensate for any increase in such costs;

•

occupancy rates, rents and concessions at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, preventing us from meeting our expected return on our investment and our overall profitability goals; and

•

when we sell to third parties communities or properties that we developed or renovated, we may be subject to warranty or construction defect claims that are uninsured or exceed the limits of our insurance.

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

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in partnerships and joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. As of December 31, 2017, we had active joint ventures and partnerships, including our participating loan investment and preferred equity investments, with a total equity investment of $720.8 million. We could become engaged in a dispute with one or more of our partners which might affect our ability to operate a jointly-owned property. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners might refuse to make capital contributions when due and we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners’ interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process.

We are also subject to other risks in connection with partnerships or joint ventures, including (i) a deadlock if we and our partner are unable to agree upon certain major and other decisions, (ii) the limitation of our ability to liquidate our position in the partnership or joint venture without the consent of the other partner, and (iii) the requirement to provide guarantees in favor of lenders with respect to the indebtedness of the joint venture.

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

As a result of our substantial real estate holdings, the cost of insuring our apartment communities is a component of expense. Insurance premiums are subject to significant increases and fluctuations, which are generally outside of our control. We insure our properties with insurance companies that we believe have a good rating at the time our policies are put into effect. The financial condition of one or more insurance companies that we hold policies with may be negatively impacted, which could result in their inability to pay on future insurance claims. Their inability to pay future claims may have a negative impact on our financial results. In addition, the failure of one or more insurance companies may increase the costs to renew or replace our insurance policies or increase the cost of insuring properties.

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

In addition, our properties are subject to various federal, state and local environmental, health and safety laws, including laws governing the management of wastes and underground and aboveground storage tanks. Noncompliance with these environmental, health and safety laws could subject us to liability. Changes in laws could increase the potential costs of compliance with environmental laws, health and safety laws or increase liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise adversely affect our cash flow and results of operations.

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

Compliance with or Changes in Real Estate Tax and Other Laws and Regulations Could Adversely Affect Our Funds from Operations and Our Ability to Make Distributions to Stockholders. We are subject to federal, state and local laws, regulations, rules and ordinances at locations where we operate regarding a wide variety of matters that could affect, directly or indirectly, our operations. Generally, we do not directly pass through costs resulting from compliance with or changes in real estate tax laws to residential property tenants. We also do not generally pass through increases in income, service or other taxes to tenants under leases. These costs may adversely affect net operating income and the ability to make distributions to stockholders. Similarly, compliance with or changes in (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions or (ii) rent control or rent stabilization laws or other laws and regulations regulating housing, such as the Americans with Disabilities Act and the Fair Housing Amendments Act of 1988, may result in significant unanticipated expenditures or unanticipated reductions in revenue, which could adversely affect our funds from operations and the ability to make distributions to stockholders.

Risk of Damage from Catastrophic Weather and Natural Events and Potential Climate Change. Our communities are located in areas that may experience catastrophic weather and other natural events from time to time, including mudslides, fires, hurricanes, tornadoes, snow or ice storms, or other severe inclement weather. These adverse weather and natural events could cause damage or losses that may be greater than insured levels. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could adversely affect our business, financial condition and results of operations.

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

Risk of Earthquake Damage. Some of our communities are located in the general vicinity of earthquake faults. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We may also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect our business, financial condition and results of operations. Insurance coverage for earthquakes can be costly due to limited industry capacity. As a result, we may experience shortages in desired coverage levels if market conditions are such that insurance is not available or the cost of insurance makes it, in management’s view, economically impractical.

Risk of Accidental Death or Injury Due to Fire, Natural Disasters or Other Hazards. The accidental death or injury of persons living in our communities due to fire, natural disasters or other hazards could have an adverse effect on our business and results of operations. Our insurance coverage may not cover all losses associated with such events, and we may experience difficulty marketing communities where such any such events have occurred, which could have an adverse effect on our business and results of operations.

Actual or Threatened Terrorist Attacks May Have an Adverse Effect on Our Business and Operating Results and Could Decrease the Value of Our Assets. Actual or threatened terrorist attacks and other acts of violence or war could have an adverse effect on our business and operating results. Attacks that directly impact one or more of our apartment communities could significantly affect our ability to operate those communities and thereby impair our ability to achieve our expected results. Further, our insurance coverage may not cover all losses caused by a terrorist attack. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have an adverse effect on our business and results of operations.

Mezzanine Loan Assets Involve Greater Risks of Loss than Senior Loans Secured by Income-producing Properties. We may originate mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. Mezzanine loans may involve a higher degree of risk than a senior mortgage secured by real property, because the security for the loan may lose all or substantially all of its value as a result of foreclosure by the senior lender and because it is in second position and there may not be adequate equity in the property. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some of or all our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

Risk Related to Preferred Equity Investments. We may make preferred equity investments in corporations, limited partnerships, limited liability companies or other entities that have been formed for the purpose of acquiring, developing or managing real property. With preferred equity investments, our interest in a particular entity will be less than a majority of the outstanding ownership interests of that entity. Generally, we will not have the ability to control the daily operations of the entity, and we will not have the ability to select or remove a majority of the members of the board of directors, managers, general partner or partners or similar governing body of the entity or otherwise control its operations. Although we would seek to maintain sufficient influence over the entity to achieve our objectives, our partners may have interests that differ from ours and may be in a position to take actions without our consent or that are inconsistent with our interests. Further, if our partners were to fail to invest capital in the entity, we may have to invest additional capital to protect our investment. Our partners may fail to develop or operate the real property in the manner intended and as a result the entity may not be able to redeem our investment or pay the return expected to us in a timely manner if at all. In addition, we may not be able to dispose of our investment in the entity in a timely manner or at the price at which we would want to divest. In the event that such an entity fails to meet expectations or becomes insolvent, we may lose our entire investment in the entity.

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

A Breach of Information Technology Systems On Which We Rely Could Materially and Adversely Impact Our Business, Financial Condition, Results of Operations and Reputation. We rely on information technology systems, including the Internet and networks and systems maintained and controlled by third party vendors and other third parties, to process, transmit and store information and to manage or support our business processes. Third party vendors collect and hold personally identifiable information and other confidential information of our tenants, prospective tenants and employees. We also maintain confidential financial and business information regarding us and persons and entities with which we do business on our information technology systems. While we take steps, and generally require third party vendors to take steps, to protect the security of the information maintained in our and third party vendors’ information technology systems, including the use of commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing of the information, it is possible that our or our third party vendors’ security measures will not be able to prevent the systems’ improper functioning, or the loss, misappropriation, disclosure or corruption of personally identifiable information or other confidential or sensitive information, including information about our tenants and employees. Cybersecurity breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized access to information maintained on our information technology systems or the information technology systems of our third party vendors or other third parties. While we maintain cyber risk insurance to provide some coverage for certain risks arising out of cybersecurity breaches, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cybersecurity breach. As the techniques used to obtain unauthorized access to information technology systems become more varied and sophisticated and the occurrence of such breaches becomes more frequent, we and our third party vendors and other third parties may be unable to adequately anticipate these techniques or breaches and implement appropriate preventative measures. Any failure to prevent cybersecurity breaches and maintain the proper function, security and availability of our or our third party vendors’ and other third parties’ information technology systems could interrupt our operations, damage our reputation and brand, damage our competitive position, make it difficult for us to attract and retain tenants, subject us to liability claims or regulatory penalties and could adversely affect our business, financial condition and results of operations.

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

Social Media Presents Risks. The use of social media could cause us to suffer brand damage or unintended information disclosure. Negative posts or communications about us on a social networking website could damage our reputation. Further, employees or others may disclose non-public information regarding us or our business or otherwise make negative comments regarding us on social networking or other websites, which could adversely affect our business and results of operations. As social media evolves we will be presented with new risks and challenges.

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

Risks Related to Our Indebtedness and Financings

Insufficient Cash Flow Could Affect Our Debt Financing and Create Refinancing Risk. We are subject to the risks normally associated with debt financing, including the risk that our operating income and cash flow will be insufficient to make required payments of principal and interest, or could restrict our borrowing capacity under our line of credit due to debt covenant restraints. Sufficient cash flow may not be available to make all required principal payments and still satisfy UDR’s distribution requirements to maintain its status as a REIT for federal income tax purposes. In addition, the amounts under our line of credit may not be available to us and we may not be able to access the commercial paper market if our operating performance falls outside the constraints of our debt covenants. We are also likely to need to refinance substantially all of our outstanding debt as it matures. We may not be able to refinance existing debt, or the terms of any refinancing may not be as favorable as the terms of the existing debt, which could create pressures to sell assets or to issue additional equity when we would otherwise not choose to do so. In addition, our failure to comply with our debt covenants could result in a requirement to repay our indebtedness prior to its maturity, which could have a material adverse effect on our financial condition and cash flow, and increase our financing costs and impact our ability to make distributions to UDR’s stockholders.

Failure to Generate Sufficient Revenue Could Impair Debt Service Payments and Distributions to Stockholders. If our apartment communities do not generate sufficient revenue to meet rental expenses, our ability to make required payments of interest and principal on our debt securities and to pay distributions to UDR’s stockholders will be adversely affected. The following factors, among others, may affect the revenue generated by our apartment communities:

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

Expenses associated with our investment in an apartment community, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in revenue from that community. If a community is mortgaged to secure payment of debt and we are unable to make the mortgage payments, we could sustain a loss as a result of foreclosure on the community or the exercise of other remedies by the mortgage holder.

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of December 31, 2017, UDR had approximately $480.5 million of variable rate indebtedness outstanding, which constitutes approximately 13.0% of total outstanding indebtedness as of such date. As of December 31, 2017, the Operating Partnership had approximately $27.0 million of variable rate indebtedness outstanding, which constitutes approximately 16.9% of total outstanding indebtedness to third parties as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties.

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

Financing May Not Be Available and Could Be Dilutive. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit, construction loans and other forms of secured debt, commercial paper and other forms of unsecured debt, and equity financing, including common and preferred equity. We and other companies in the real estate industry have experienced limited availability of financing from time to time, including due to regulatory changes directly or indirectly affecting financing markets, for example the changes in terms on construction loans brought about by the Basel III capital requirements and the associated “High Volatility Commercial Real Estate” designation, which has adversely impacted the availability of loans, including construction loans, and the proceeds of and the interest rate thereon. Restricted lending practices could impact our ability to obtain financing or refinancing for our properties. If we issue additional equity securities to finance developments and acquisitions instead of incurring debt, the interests of UDR’s existing stockholders could be diluted.

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

If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax (including, for periods prior to 2018, any applicable alternative minimum tax) on our taxable income at regular corporate rates, and would not be allowed to deduct dividends paid to UDR’s stockholders in computing our taxable income. Also, unless the Internal Revenue Service granted us relief under certain statutory provisions, we could not re-elect REIT status until the fifth calendar year after the year in which we first failed to qualify as a REIT. The additional tax liability from the failure to qualify as a REIT would reduce or eliminate the amount of cash available for investment or distribution to UDR’s stockholders. This would likely have a significant adverse effect on the value of our securities and our ability to raise additional capital. In addition, we would no longer be required to make distributions to UDR’s stockholders. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and property.

Certain of our subsidiaries have also elected to be taxed as REITs under the Code, and are therefore subject to the same risks in the event that any such subsidiary fails to qualify as a REIT in any taxable year.

Dividends Paid By REITs Generally Do Not Qualify for Reduced Tax Rates. In general, the maximum U.S. federal income tax rate for dividends paid to individual U.S. stockholders is 20%. Unlike dividends received from a corporation that is not a REIT, our distributions to individual stockholders generally are not eligible for the reduced rates. However, under the Tax Cuts and Jobs Act of 2017, with respect to regular dividends (dividends that are themselves neither capital gain dividends nor qualified dividend income) we pay to our U.S. stockholders that are not corporations, 20% of such dividends may generally be included in the calculation of combined qualified business income for purposes of calculating the deduction available under Section 199A of the Code (a provision due to expire after 2025, absent future legislation).

UDR May Conduct a Portion of Our Business Through Taxable REIT Subsidiaries, Which are Subject to Certain Tax Risks. We have established taxable REIT subsidiaries. Despite UDR’s qualification as a REIT, its taxable REIT subsidiaries must pay income tax on their taxable income. In addition, we must comply with various tests to continue to qualify as a REIT for federal income tax purposes, and our income from and investments in our taxable REIT subsidiaries generally do not constitute permissible income and investments for these tests. While we will attempt to ensure that our dealings with our taxable REIT subsidiaries will not adversely affect our REIT qualification, we cannot provide assurance that we will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, we may jeopardize our ability to retain future gains on real property sales, or our taxable REIT subsidiaries may be denied deductions, to the extent our dealings with our taxable REIT subsidiaries are not deemed to be arm’s length in nature or are otherwise not respected.

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

Changes to the U.S. Federal Income Tax Laws, including the Enactment of Certain Tax Reform Measures, Could Have an Adverse Impact on Our Business and Financial Results. Although the Tax Cuts and Jobs Act of 2017 was recently passed, there can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results. Moreover, the Tax Cuts and Jobs Act of 2017 contained provisions that may reduce the relative competitive advantage of operating as a REIT. For example, the Tax Cuts and Jobs Act of 2017 lowered income tax rates on individuals and corporations, easing the burden of double taxation on corporate dividends and potentially causing the single level of taxation on REIT distributions to be relatively less attractive. The Tax Cuts and Jobs Act of 2017 also contains provisions allowing the expensing of capital expenditures, which could result in the bunching of taxable income and required distributions for REITs, and provisions further limiting the deductibility of interest expense, which could disrupt the real estate market.

We cannot predict whether, when or to what extent the Tax Cuts and Jobs Act of 2017 and any new U.S. federal tax laws, regulations, interpretations or rulings will impact the real estate investment industry or REITs. Prospective investors are urged to consult their tax advisors regarding the effect of the Tax Cuts and Jobs Act of 2017 and potential future changes to the federal tax laws on an investment in our shares.

We May Be Adversely Affected by Changes in State and Local Tax Laws and May Become Subject to Tax Audits from Time to Time. Because UDR is organized and qualifies as a REIT, it is generally not subject to federal income taxes, but it is subject to certain state and local taxes. From time to time, changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and local jurisdictions in which we own apartment communities may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional state and local taxes. These increased tax costs could adversely affect our financial condition and the amount of cash available for the payment of distributions to UDR’s stockholders. In the normal course of business, we or our affiliates (including entities through which we own real estate) may also become subject to federal, state or local tax audits. If we (or such entities) become subject to federal, state or local tax audits, the ultimate result of such audits could have an adverse effect on our financial condition.

The Operating Partnership and the DownREIT Partnership Intend to Qualify as Partnerships, But Cannot Guarantee That They Will Qualify. The Operating Partnership and the DownREIT Partnership intend to qualify as partnerships for federal income tax purposes, and intend to take that position for all income tax reporting purposes. If classified as partnerships, the Operating Partnership and the DownREIT Partnership generally will not be taxable entities and will not incur federal income tax liability. However, the Operating Partnership and the DownREIT Partnership would be treated as corporations for federal income tax purposes if they were “publicly traded partnerships,” unless at least 90% of their income was qualifying income as defined in the Code. A “publicly traded partnership” is a partnership whose partnership interests are traded on an established securities market or are readily tradable on a secondary market (or the substantial equivalent thereof). Although neither the Operating Partnership’s nor the DownREIT Partnership’s partnership units are traded on an established securities market, because of the redemption rights of their limited partners, the Operating Partnership’s and DownREIT Partnership’s units held by limited partners could be viewed as readily tradable on a secondary market (or the substantial equivalent thereof), and the Operating Partnership and the

DownREIT Partnership may not qualify for one of the “safe harbors” under the applicable tax regulations. Qualifying income for the 90% test generally includes passive income, such as real property rents, dividends and interest. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. The Operating Partnership and the DownREIT Partnership may not meet this qualifying income test. If either the Operating Partnership or the DownREIT Partnership were to be taxed as a corporation, it would incur substantial tax liabilities, and UDR would then fail to qualify as a REIT for tax purposes, unless it qualified for relief under certain statutory savings provisions, and our ability to raise additional capital would be impaired.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

At December 31, 2017, our consolidated apartment portfolio included 127 communities located in 19 markets, with a total of 39,998 completed apartment homes.

The tables below set forth a summary of real estate portfolio by geographic market of the Company and of the Operating Partnership at December 31, 2017.

SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2017

UDR, INC.

			Percentage	Gross				Average
	Number of	Number of	of	Amount			Average	Home Size
	Apartment	Apartment	Carrying	(in	Encumbrances	Cost per	Physical	(in square
	Communities	Homes	Value	thousands)	(in thousands)	Home	Occupancy	feet)
WEST REGION
San Francisco, CA	11	2,751	8.5%	$860,823	$65,495	$312,913	96.5%	830
Orange County, CA	11	4,698	11.4%	1,155,124	—	245,876	95.5%	838
Seattle, WA	15	2,837	9.7%	984,139	77,272	346,894	96.4%	900
Los Angeles, CA	4	1,225	4.4%	451,322	67,700	368,426	95.7%	967
Monterey Peninsula, CA	7	1,565	1.7%	172,856	—	110,451	96.8%	728
Other Southern California	2	654	1.0%	106,023	—	162,115	96.0%	960
Portland, OR	2	476	0.5%	48,317	—	101,506	97.2%	903
MID-ATLANTIC REGION
Metropolitan D.C.	22	8,402	21.2%	2,160,447	247,992	257,135	97.0%	908
Richmond, VA	4	1,358	1.4%	145,969	33,850	107,488	97.6%	1,018
Baltimore, MD	3	720	1.5%	150,168	—	208,567	96.6%	993
NORTHEAST REGION
New York, NY	4	1,945	12.8%	1,304,372	—	670,628	97.7%	742
Boston, MA	5	1,548	5.6%	566,487	76,721	365,948	96.3%	1,042
SOUTHEAST REGION
Orlando, FL	9	2,500	2.2%	219,764	—	87,906	96.9%	946
Nashville, TN	8	2,260	2.0%	206,572	39,881	91,404	96.7%	933
Tampa, FL	7	2,287	2.5%	251,246	12,450	109,858	97.0%	982
Other Florida	1	636	0.8%	84,520	39,787	132,893	96.3%	1,130
SOUTHWEST REGION
Dallas, TX	7	2,345	2.7%	277,303	107,734	118,253	96.3%	862
Austin, TX	4	1,273	1.6%	162,215	36,299	127,427	96.1%	913
Denver, CO	1	218	1.4%	139,264	—	638,826	88.2%	948
Total Operating Communities	127	39,698	92.9%	9,446,931	805,181	$237,970	96.6%	901
Real Estate Under Development (a)	—	300	5.8%	592,490	—
Land	—	—	0.7%	75,940	—
Other	—	—	0.6%	61,845	(1,912)
Total Real Estate Owned	127	39,998	100.0%	$10,177,206	$803,269

(a)	As of December 31, 2017, the Company was developing two wholly-owned communities with 1,101 apartment homes, 300 of which have been completed.

SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2017

UNITED DOMINION REALTY, L.P.

			Percentage	Gross				Average
	Number of	Number of	of	Amount			Average	Home Size
	Apartment	Apartment	Carrying	(in	Encumbrances	Cost per	Physical	(in square
	Communities	Homes	Value	thousands)	(in thousands)	Home	Occupancy	feet)
WEST REGION
San Francisco, CA	9	2,185	15.6%	$596,299	$65,495	$272,906	97.6%	817
Orange County, CA	6	3,383	20.2%	770,308	—	227,700	95.5%	806
Seattle, WA	5	932	5.9%	223,419	—	239,720	96.8%	874
Los Angeles, CA	2	344	3.0%	113,853	—	330,968	95.7%	976
Monterey Peninsula, CA	7	1,565	4.5%	172,856	—	110,451	96.8%	728
Other Southern California	1	414	1.9%	72,988	—	176,300	96.0%	996
Portland, OR	2	476	1.3%	48,317	—	101,506	97.2%	903
MID-ATLANTIC REGION
Metropolitan D.C.	6	2,068	14.5%	554,100	31,373	267,940	97.2%	898
Baltimore, MD	2	540	2.7%	103,028	—	190,793	96.7%	968
NORTHEAST REGION
New York, NY	2	996	15.9%	606,732	—	609,169	97.6%	690
Boston, MA	1	387	1.9%	71,653	—	185,150	96.8%	1,069
SOUTHEAST REGION
Nashville, TN	6	1,612	3.8%	144,786	23,550	89,818	96.4%	925
Tampa, FL	2	942	2.8%	105,505	—	112,001	97.5%	1,043
Other Florida	1	636	2.2%	84,520	39,787	132,893	96.3%	1,130
SOUTHWEST REGION
Denver, CO	1	218	3.6%	139,264	—	638,826	88.2%	948
Total Operating Communities	53	16,698	99.8%	3,807,628	160,205	$228,029	96.6%	871
Other	—	—	0.2%	9,328	(360)
Total Real Estate Owned	53	16,698	100%	$3,816,956	$159,845

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

	2017			2016
			Distributions			Distributions
	High	Low	Declared	High	Low	Declared
Quarter ended March 31,	$36.50	$34.48	$0.310	$38.53	$33.15	$0.295
Quarter ended June 30,	$40.49	$35.97	$0.310	$38.56	$33.42	$0.295
Quarter ended September 30,	$39.79	$37.75	$0.310	$37.63	$34.20	$0.295
Quarter ended December 31,	$40.05	$37.68	$0.310	$36.48	$33.11	$0.295

On February 16, 2018, the closing sale price of our common stock was $34.61 per share on the NYSE, and there were 3,639 holders of record of the 268,160,029 outstanding shares of our common stock.

We have determined that, for federal income tax purposes, approximately 83% of the distributions for 2017 represented ordinary income, 1% represented qualified ordinary income, 11% represented long-term capital gain, and 5% represented unrecaptured section 1250 gain.

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

Distributions declared on the Series E for the years ended December 31, 2017 and 2016 were $1.33 per share or $0.3322 per quarter. The Series E is not listed on any exchange. At December 31, 2017, a total of 2,780,994 shares of the Series E were outstanding.

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

As of December 31, 2017, a total of 15,852,721 shares of the Series F were outstanding. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to any other rights, privileges or preferences.

Distribution Reinvestment and Stock Purchase Plan

We have a Distribution Reinvestment and Stock Purchase Plan under which holders of our common stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of our common stock. Stockholders who do not participate in the plan continue to receive distributions as and when declared. As of February 16, 2018, there were approximately 1,884 participants in the plan.

United Dominion Realty, L.P.:

Operating Partnership Units

There is no established public trading market for United Dominion Realty, L.P.’s Operating Partnership Units. From time to time we issue shares of our common stock in exchange for OP Units tendered to the Operating Partnership for redemption in accordance with the provisions of the Operating Partnership’s limited partnership agreement. At December 31, 2017, there were 183,350,924 OP Units outstanding in the Operating Partnership, of which 174,237,688 OP Units or 95.0% were owned by UDR and affiliated entities and 9,113,236 OP Units or 5.0% were owned by non-affiliated limited partners. Under the terms of the Operating Partnership’s limited partnership agreement, the holders of OP Units have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the holder in exchange for a cash payment based on the market value of our common stock at the time of redemption. However, the Operating Partnership’s obligation to pay the cash amount is subject to the prior right of the Company to acquire such OP Units in exchange for either the cash amount or the number of shares of our common stock equal to the number of OP Units being redeemed.

During 2017, we issued a total of 7,604 shares of common stock upon redemption of OP Units.

Purchases of Equity Securities

In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, UDR’s Board of Directors authorized a new 15 million share repurchase program. Under both share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended December 31, 2017.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (a)
Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510
October 1, 2017 through October 31, 2017	—	—	—	15,032,510
November 1, 2017 through November 30, 2017	—	—	—	15,032,510
December 1, 2017 through December 31, 2017	—	—	—	15,032,510
Balance as of December 31, 2017	9,967,490	$22.00	9,967,490	15,032,510

(a)

This number reflects the amount of shares that were available for purchase under our 10 million share repurchase program authorized in February 2006 and our 15 million share repurchase program authorized in January 2008.

During the three months ended December 31, 2017, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock or the exercise of stock options issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended December 31, 2017:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share(a)	or Programs	or Programs
October 1, 2017 through October 31, 2017	—	$—	N/A	N/A
November 1, 2017 through November 30, 2017	32,075	39.10	N/A	N/A
December 1, 2017 through December 31, 2017	—	—	N/A	N/A
Total	32,075	$39.10

(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.

Comparison of Five-year Cumulative Total Returns

The following graph compares the five-year cumulative total returns for UDR common stock with the comparable cumulative return of the NAREIT Equity REIT Index, Standard & Poor’s 500 Stock Index, the NAREIT Equity Apartment Index and the MSCI US REIT Index. The graph assumes that $100 was invested on December 31, 2012, in each of our common stock and the indices presented. Historical stock price performance is not necessarily indicative of future stock price performance. The comparison assumes that all dividends are reinvested.

	Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
UDR, Inc.	100.00	101.98	139.89	176.21	176.68	192.78
NAREIT Equity Apartment Index	100.00	93.80	130.97	152.52	156.88	162.72
MSCI U.S. REIT Index	100.00	102.47	133.60	136.97	148.75	156.29
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
NAREIT Equity REIT Index	100.00	102.47	133.35	137.61	149.33	157.14

The performance graph and the related chart and text, are being furnished solely to accompany this Annual Report on Form 10‑K pursuant to Item 201(e) of Regulation S-K, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of ours, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 6. SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial and other information of UDR, Inc. and of the Operating Partnership as of and for each of the years in the five-year period ended December 31, 2017. The table should be read in conjunction with each of UDR, Inc.’s and the Operating Partnership’s respective consolidated financial statements and the notes thereto, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report.

	UDR, Inc.
	Year Ended December 31,
	(In thousands, except per share data
	and apartment homes owned)
	2017	2016	2015	2014	2013
OPERATING DATA:
Rental income	$984,309	$948,461	$871,928	$805,002	$746,484
Income/(loss) from continuing operations	89,251	109,529	105,482	16,260	2,340
Income/(loss) from discontinued operations, net of tax	—	—	—	10	43,942
Net income/(loss)	132,655	320,380	357,159	159,842	46,282
Distributions to preferred stockholders	3,708	3,717	3,722	3,724	3,724
Net income/(loss) attributable to common stockholders	117,850	289,001	336,661	150,610	41,088
Common stock distributions declared	331,974	315,102	289,500	263,503	235,721
Income/(loss) per weighted average common share — basic:
Income/(loss) from continuing operations attributable to common stockholders	$0.44	$1.09	$1.30	$0.60	$(0.01)
Income/(loss) from discontinued operations attributable to common stockholders	—	—	—	—	0.17
Net income/(loss) attributable to common stockholders	$0.44	$1.09	$1.30	$0.60	$0.16
Income/(loss) per weighted average common share — diluted:
Income/(loss) from continuing operations attributable to common stockholders	$0.44	$1.08	$1.29	$0.59	$(0.01)
Income/(loss) from discontinued operations attributable to common stockholders	—	—	—	—	0.17
Net income/(loss) attributable to common stockholders	$0.44	$1.08	$1.29	$0.59	$0.16
Weighted average number of Common Shares outstanding — basic	267,024	265,386	258,669	251,528	249,969
Weighted average number of Common Shares outstanding — diluted	268,830	267,311	263,752	253,445	249,969
Weighted average number of Common Shares outstanding, OP Units/DownREIT Units and Common Stock equivalents outstanding — diluted	296,672	295,469	276,699	265,728	263,926
Common stock distributions declared - per share	$1.24	$1.18	$1.11	$1.04	$0.94
Balance Sheet Data:
Real estate owned, at cost (a)	$10,177,206	$9,615,753	$9,190,276	$8,383,259	$8,207,977
Accumulated depreciation (a)	3,330,166	2,923,625	2,646,874	2,434,772	2,208,794
Total real estate owned, net of accumulated depreciation (a)	6,847,040	6,692,128	6,543,402	5,948,487	5,999,183
Total assets	7,733,273	7,679,584	7,663,844	6,828,728	6,787,342
Secured debt, net (a)	803,269	1,130,858	1,376,945	1,354,321	1,432,186
Unsecured debt, net	2,868,394	2,270,620	2,193,850	2,210,978	2,071,137
Total debt, net	3,671,663	3,401,478	3,570,795	3,565,299	3,503,323
Total stockholders’ equity	$2,825,800	$3,093,110	$2,899,755	$2,735,097	$2,811,648
Number of Common Shares outstanding	267,822	267,259	261,845	255,115	250,750
Other Data (a)
Total consolidated apartment homes owned (at end of year)	39,998	39,454	40,728	39,851	41,250
Weighted average number of consolidated apartment homes owned during the year	39,692	40,543	39,501	40,644	41,392
Cash Flow Data:
Cash provided by/(used in) operating activities	$519,152	$536,929	$458,627	$397,303	$344,373
Cash provided by/(used in) investing activities	(407,441)	(112,277)	(265,461)	(298,603)	(127,680)
Cash provided by/(used in) financing activities	(111,785)	(429,282)	(201,648)	(113,725)	(198,559)
Funds from Operations (b):
Funds from operations attributable to common stockholders and unitholders — basic	$538,916	$527,096	$455,565	$411,702	$376,778
Funds from operations attributable to common stockholders and unitholders — diluted	542,624	530,813	459,287	415,426	380,502

(a)	Includes amounts classified as Held for Disposition, where applicable.
(b)

Funds from operations (“FFO”) is defined as Net income/(loss) attributable to common stockholders (computed in accordance with GAAP), excluding impairment write-downs of depreciable real estate or of investments in non-consolidated investees that are driven by measurable decreases in the fair value of depreciable real estate held by the investee, gains or losses from sales of depreciable property, plus real estate depreciation and amortization, and after adjustments for noncontrolling interests, unconsolidated partnerships and joint ventures. This definition conforms with the National Association of Real Estate Investment Trust’s (“NAREIT”) definition issued in April 2002. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of a REIT’s operating performance. In the computation of diluted FFO, if OP Units, DownREIT Units, unvested restricted stock, unvested LTIP Units, stock options, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive, they are included in the diluted share count.

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

See “Funds from Operations” in Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of Net income/(loss) attributable to common stockholders to FFO.

United Dominion Realty, L.P.

Year Ended December 31,

(In thousands, except per OP unit data

and apartment homes owned)

	2017	2016	2015	2014	2013
OPERATING DATA:
Rental income	$419,377	$404,415	$440,408	$422,634	$401,853
Income/(loss) from continuing operations	66,583	46,082	56,940	33,544	32,766
Income/(loss) from discontinued operations	—	—	—	—	45,176
Net income/(loss)	107,855	79,262	215,063	97,179	77,942
Net income/(loss) attributable to OP unitholders	106,307	77,818	213,301	96,227	73,376
Income/(loss) per weighted average OP Unit - basic and diluted:
Income/(loss) from continuing operations attributable to OP unitholder	$0.58	$0.42	$1.16	$0.53	$0.16
Income/(loss) from discontinued operations attributable to OP unitholder	—	—	—	—	0.24
Net income/(loss) attributable to OP unitholders	$0.58	$0.42	$1.16	$0.53	$0.40
Weighted average number of OP Units outstanding — basic and diluted	183,344	183,279	183,279	183,279	184,196
Balance Sheet Data:
Real estate owned, at cost (a)	$3,816,956	$3,674,704	$3,630,950	$4,238,770	$4,188,480
Accumulated depreciation (a)	1,543,652	1,408,815	1,281,258	1,403,303	1,241,574
Total real estate owned, net of accumulated depreciation (a)	2,273,304	2,265,889	2,349,647	2,835,467	2,946,906
Total assets	2,395,573	2,415,535	2,554,808	2,873,809	2,987,393
Secured debt, net (a)	159,845	433,974	475,964	927,484	929,017
Total liabilities	520,443	797,036	833,478	1,139,758	1,184,296
Total partners’ capital	1,464,295	1,578,202	1,713,412	1,703,001	1,795,934
Advances (to)/from the General Partner	$397,899	$19,659	$(11,270)	$13,624	$(9,916)
Number of OP units outstanding	183,351	183,279	183,279	183,279	183,279
Other Data:
Total consolidated apartment homes owned (at end of year) (a)	16,698	16,698	16,974	20,814	20,746
Cash Flow Data:
Cash provided by/(used in) operating activities	$234,463	$228,682	$226,765	$208,032	$208,346
Cash provided by/(used in) investing activities	(106,080)	(9,546)	23,583	(46,650)	(63,954)
Cash provided by/(used in) financing activities	(128,846)	(221,483)	(247,747)	(162,777)	(145,299)

(a)	Includes amounts classified as Held for Disposition, where applicable.

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy, and rental expense growth. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unfavorable changes in the apartment market, changing economic conditions, the impact of inflation/deflation on rental rates and property operating expenses, expectations concerning availability of capital and the stabilization of the capital markets, the impact of competition and competitive pricing, acquisitions, developments and redevelopments not achieving anticipated results, delays in completing developments, redevelopments and lease-ups on schedule, expectations on job growth, home affordability and demand/supply ratio for multifamily housing, expectations concerning development and redevelopment activities, expectations on occupancy levels and rental rates, expectations concerning joint ventures with third parties, expectations that automation will help grow net operating income, and expectations on annualized net operating income.

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

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements and the accompanying notes for the years ended December 31, 2017,  2016 and 2015 of each of UDR, Inc. and United Domination Realty, L.P.

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

At December 31, 2017, our consolidated real estate portfolio included 127 communities in 11 states plus the District of Columbia totaling 39,998 apartment homes, and our total real estate portfolio, inclusive of our unconsolidated communities, included an additional 29 communities with 7,286 apartment homes.

At December 31, 2017, the Company was developing two wholly-owned communities with a total of 1,101 apartment homes, 300 of which have been completed, and two unconsolidated joint venture communities with a total of 533 apartment homes, none of which have been completed. The Company was not redeveloping any communities as of December 31, 2017.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. A critical accounting policy is one that is both important to our financial condition and results of operations as well as involves some degree of uncertainty. Estimates are prepared based on management’s assessment after considering all evidence available. Changes in estimates could affect our financial position or results of operations. Below is a discussion of the accounting policies that we consider critical to understanding our financial condition or results of operations where there is uncertainty or where significant judgment is required. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2, Significant Accounting Policies, to the Notes to the UDR, Inc. Consolidated Financial Statements included in this Report.

Cost Capitalization

In conformity with GAAP, we capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

In addition to construction costs, we capitalize costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion. The costs capitalized are reported on the Consolidated Balance Sheets as Total Real Estate Owned, Net of Accumulated Depreciation. Amounts capitalized during the years ended December 31, 2017,  2016, and 2015 were $27.4 million, $24.4 million, and $22.4 million, respectively.

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

REIT Status

We are a Maryland corporation that has elected to be treated for federal income tax purposes as a REIT. A REIT is a legal entity that holds interests in real estate and is required by the Code to meet a number of organizational and operational requirements, including a requirement that a REIT must distribute at least 90% of our REIT taxable income (other than our net capital gain) to our stockholders. If we were to fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at the regular corporate rates and may not be able to qualify as a REIT for four years. Based on the net earnings reported for the year ended December 31, 2017 in our Consolidated Statements of Operations, we would have incurred federal and state GAAP income taxes if we had failed to qualify as a REIT.

Summary of Real Estate Portfolio by Geographic Market

The following table summarizes our market information by major geographic markets as of and for the year ended December 31, 2017.

		As of December 31, 2017			Year Ended December 31, 2017
			Percentage	Total		Monthly	Net
	Number of	Number of	of Total	Carrying	Average	Income per	Operating
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Income
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	(in thousands)
West Region
San Francisco, CA	10	2,558	7.2%	$732,102	96.7%	$3,414	$77,162
Orange County, CA	10	3,251	8.5%	864,555	95.9%	2,360	67,734
Seattle, WA	10	2,014	5.5%	557,788	96.7%	2,123	35,808
Los Angeles, CA	4	1,225	4.4%	451,322	95.7%	2,709	28,601
Monterey Peninsula, CA	7	1,565	1.7%	172,854	96.8%	1,641	22,443
Other Southern California	2	654	1.0%	106,020	96.0%	1,804	10,089
Portland, OR	2	476	0.5%	48,317	97.2%	1,542	6,425
Mid-Atlantic Region
Metropolitan D.C.	21	7,551	19.1%	1,940,773	97.1%	1,988	120,160
Richmond, VA	4	1,358	1.4%	145,970	97.6%	1,290	15,523
Baltimore, MD	3	720	1.5%	150,168	96.6%	1,691	9,944
Northeast Region
New York, NY	4	1,945	12.8%	1,302,795	97.7%	4,333	67,242
Boston, MA	5	1,548	5.5%	562,967	96.3%	2,958	39,231
Southeast Region
Orlando, FL	9	2,500	2.2%	219,764	96.9%	1,260	25,822
Nashville, TN	8	2,260	2.0%	206,572	96.7%	1,255	23,740
Tampa, FL	7	2,287	2.5%	251,247	97.0%	1,344	23,916
Other Florida	1	636	0.8%	84,519	96.3%	1,517	7,248
Southwest Region
Dallas, TX	6	2,040	2.0%	202,393	96.5%	1,226	18,376
Austin, TX	3	883	0.9%	89,681	97.1%	1,363	8,079
Total/Average Same-Store Communities	116	35,471	79.5%	8,089,807	96.8%	$2,064	607,543
Non-Mature, Commercial Properties & Other	11	4,227	14.7%	1,494,909			91,255
Total Real Estate Held for Investment	127	39,698	94.2%	9,584,716			698,798
Real Estate Under Development (b)	—	300	5.8%	592,490			(295)
Total Real Estate Owned	127	39,998	100.0%	10,177,206			$698,503
Total Accumulated Depreciation				(3,330,166)
Total Real Estate Owned, Net of Accumulated Depreciation				$6,847,040

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.

(b)	As of December 31, 2017, the Company was developing two wholly-owned communities with a total of 1,101 apartment homes, 300 of which have been completed.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2016 and held as of December 31, 2017. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

On January 23, 2017, the Company entered into an unsecured commercial paper program. Under the terms of the program, the Company may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $500 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of the Company’s other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of December 31, 2017, we had $300.0 million of unsecured commercial paper outstanding, for one month terms, at a weighted average annualized rate of 1.96%.

On June 16, 2017, the Company issued $300 million of 3.50% senior unsecured medium-term notes due July 1, 2027. Interest is payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2018. The notes were priced at 99.764% of the principal amount at issuance. The Company used the net proceeds for general corporate purposes, including the repayment of outstanding indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership.

On July 31, 2017, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in April 2017, which had replaced the prior at-the-market equity offering program entered into in April

2012. During the year ended December 31, 2017, the Company did not sell any shares of common stock through the new continuous equity program or the prior ATM program.

On December 13, 2017, the Company issued $300 million of 3.50% senior unsecured medium-term notes due January 15, 2028. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. The notes were priced at 99.601% of the principal amount at issuance. The Company used the net proceeds for the repayment of debt, including funding the redemption of senior unsecured medium-term notes due in June 2018, and for general corporate purposes. The notes are fully and unconditionally guaranteed by the Operating Partnership.

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

During 2018, we have approximately $33.7 million of secured debt maturing, inclusive of principal amortization, and $300.0 million of unsecured debt maturing, comprised solely of unsecured commercial paper. We anticipate repaying that debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities,  Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the years ended December 31, 2017,  2016, and 2015.

Operating Activities

For the year ended December 31, 2017,  Net cash provided by/(used in) operating activities was $519.2 million compared to $536.9 million for 2016. The decrease in cash flow from operating activities was primarily due to a decrease in cash from return on investment in unconsolidated joint ventures, partially offset by improved net operating income, primarily driven by revenue growth at communities, and changes in operating assets and liabilities.

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

Investing Activities

For the year ended December 31, 2017,  Net cash provided by/(used in) investing activities was $(407.4) million compared to $(112.3) million for 2016. The increase in cash used in investing activities was primarily due to a decrease in proceeds from the sale of real estate assets, an increase in investment in unconsolidated joint ventures, and an increase in spend on consolidated development projects, capital expenditures and major renovations, partially offset by a decrease in the acquisition of real estate assets and an increase in distributions received from unconsolidated joint ventures.

For the year ended December 31, 2016, Net cash provided by/(used in) investing activities was $(112.3) million compared to $(265.5) million for 2015. The decrease in cash used in investing activities was primarily due to a decrease in the acquisition of real estate assets, a decrease in investment in unconsolidated joint ventures, an increase in distributions received from unconsolidated joint ventures and a decrease in capital expenditures and major renovations, partially offset by an increase in spend on consolidated development projects and a decrease in proceeds from the sale of real estate assets.

Acquisitions

In October 2017, the Company acquired an operating community located in Denver, Colorado with a total of 218 apartment homes and 17,000 square feet of retail space for a purchase price of approximately $141.5 million. The

Company consolidated the operating community and accounted for the consolidation as a business combination. As a result of the consolidation, the Company increased its real estate assets owned by $139.0 million, recorded approximately $2.5 million of in-place lease intangibles and recorded a gain on consolidation of approximately $14.8 million, which is included in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations. The acquisition will be fully or partially funded with tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986 (“Section 1031 exchanges”). Prior to acquiring the community, the Company had provided $93.5 million as a participating loan investment to the third-party developer and was entitled to receive, in addition to repayment of principal and interest, contingent interest equal to 50% of the sum of the amount the property was sold for less construction and closing costs, which equaled approximately $14.9 million. The Company had previously accounted for its participating loan investment as an unconsolidated joint venture.

In January 2017, the Company exercised its fixed-price option to purchase its joint venture partner’s ownership interest in a 244 home operating community in Seattle, Washington, thereby increasing its ownership interest from 49% to 100%, for a cash purchase price of approximately $66.0 million. As a result, the Company consolidated the operating community. The Company had previously accounted for its 49% ownership interest as a preferred equity investment in an unconsolidated joint venture. As a result of the consolidation, the Company increased its real estate owned by approximately $97.0 million, recorded approximately $1.7 million of in-place lease intangibles and recorded a gain on consolidation of $12.2 million, which is included in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations.

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

In June 2016, the Company increased its ownership interest from 50% to 100% in a parcel of land in Los Angeles, California for a purchase price of approximately $20.1 million. As a result, the Company consolidated the parcel of land. UDR had previously accounted for its 50% interest in the parcel of land as an unconsolidated joint venture. We accounted for the consolidation as an asset acquisition resulting in no gain or loss upon consolidation and increased our real estate owned by $31.1 million. Subsequent to the acquisition, the Company entered into a triple-net operating ground lease for the parcel of land at market terms with a third-party developer. The lessee plans to construct a multi-family community on the parcel of land. The ground lease provides the ground lessee with options to buy the fee interest in the parcel of land. The lease term is 49 years plus two 25‑year extension options, does not transfer ownership to the lessee, and does not include a bargain purchase option.

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

Dispositions

In December 2017, the Company sold two operating communities with a total of 218 apartment homes in Orange County, California and Carlsbad, California for gross proceeds of $69.0 million, resulting in net proceeds of $68.0 million and a gain of $41.3 million.

In February 2017, the Company sold a parcel of land in Richmond, Virginia for gross proceeds of $3.5 million, resulting in net proceeds of $3.3 million and a gain of $2.1 million.

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

For the year ended December 31, 2017, total capital expenditures of $105.9 million or $2,667 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development and commercial properties, as compared to $112.9 million or $2,786 per stabilized home for the prior year.

The decrease in total capital expenditures was primarily due to:

•	a decrease of 27.8%, or $5.9 million, in major renovations, primarily due to lower redevelopment spend; and
•	a decrease of 13.0%, or $1.6 million, in turnover capital expenditures.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development and commercial properties, for the years ended December 31, 2017 and 2016  (dollars in thousands):

				Per Home
	Year Ended December 31,			Year Ended December 31,
	2017	2016	% Change	2017	2016	% Change
Turnover capital expenditures	$10,905	$12,532	(13.0)%	$275	$309	(11.0)%
Asset preservation expenditures	35,129	34,725	1.2%	885	856	3.4%
Total recurring capital expenditures	46,034	47,257	(2.6)%	1,160	1,166	(0.5)%
Revenue-enhancing improvements	44,467	44,414	0.1%	1,120	1,095	2.3%
Major renovations (a)	15,370	21,274	(27.8)%	387	525	(26.2)%
Total capital expenditures	$105,871	$112,945	(6.3)%	$2,667	$2,786	(4.3)%
Repair and maintenance expense	$33,704	$33,859	(0.5)%	$849	$835	1.7%
Average home count (b)	39,692	40,543	(2.1)%

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

Consolidated Real Estate Under Development and Redevelopment

At December 31, 2017, our development pipeline for two wholly-owned communities totaled 1,101 homes, 300 of which have been completed, with a budget of $716.5 million, in which we have a carrying value of $592.5 million. The communities are estimated to be completed during the first quarter of 2018 and the first quarter of 2019. During 2017, we incurred $248.5 million for development costs, an increase of $70.2 million from our 2016 level of $178.3 million.

At December 31, 2017, the Company was not redeveloping any communities.

During the year ended December 31, 2017, we incurred $15.4 million in major renovations, which include major structural changes and/or architectural revisions to existing buildings, a decrease of $5.9 million from our 2016 level of $21.3 million.

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

The Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the year ended December 31, 2017:

•	we made investments totaling $123.8 million in our unconsolidated joint ventures;
•	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $31.3 million;
•

our investment in unconsolidated joint ventures decreased by $140.5 million due to the acquisition of 100% interest in two operating communities previously held as unconsolidated entities, partially offset by capital contributions; and

•	we received distributions of $120.7 million, of which $4.4 million were operating cash flows and $116.3 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the year ended December 31, 2017 and 2016.

Financing Activities

For the years ended December 31, 2017,  2016 and 2015,  Net cash provided by/(used in) financing activities was $(111.8) million, $(429.3) million and $(201.6) million, respectively.

The following significant financing activities occurred during the year ended December 31, 2017:

•	issued $300 million of 3.50% senior unsecured medium-term notes due July 1, 2027, for net proceeds of approximately $296.9 million;
•	issued $300 million of 3.50% senior unsecured medium-term notes due January 15, 2028, for net proceeds of approximately $296.9 million;
•	net proceeds of $300.0 million under our unsecured commercial paper program;
•	repaid $326.3 million of secured debt;
•	redeemed $300.0 million of 4.25% unsecured medium-term notes due June 2018 prior to maturity; and
•	paid distributions of $327.8 million to our common stockholders.

The following significant financing activities occurred during the year ended December 31, 2016:

•	issued $300 million of 2.95% senior unsecured medium-term notes due September 1, 2026;
•	repaid $375.3 million of secured debt and $11.8 million of unsecured debt;
•	repaid $83.3 million of 5.25% unsecured medium-term notes due January 2016;
•	issued $50.0 million of secured debt;
•	repaid $128.7 million under the Company’s unsecured revolving credit facility, net of borrowings;
•	sold 5,000,000 shares of common stock for aggregate net proceeds of approximately $173.2 million at a price per share of $34.73; and
•	paid distributions of $308.9 million to our common stockholders.

The following significant financing activities occurred during the year ended December 31, 2015:

•	repaid $194.0 million of secured debt;
•	repaid $325.2 million of 5.25% unsecured medium-term notes due January 2015;
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

Credit Facilities and Commercial Paper Program

We have two secured credit facilities with Fannie Mae with an aggregate commitment of $314.9 million, all of which was outstanding as of December 31, 2017. The Fannie Mae credit facilities mature at various dates from December 2018 through July 2020 and bear interest at floating and fixed rates. At December 31, 2017,  $285.8 million of the outstanding balance was fixed and had a weighted average interest rate of 4.86% and the remaining balance of $29.0 million had a weighted average variable rate of 2.92%. During the year ended December 31, 2017, the Company prepaid $275.3 million of its secured credit facilities with borrowings under the Company’s unsecured commercial paper program and proceeds from the issuance of senior unsecured medium-term notes.

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

As of December 31, 2017, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.1 billion of unused capacity (excluding $3.3 million of letters of credit at December 31, 2017), and $350.0 million of outstanding borrowings under the Term Loan Facility.

We have a working capital credit facility, which provides for a $75 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 1, 2019. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to LIBOR plus a margin of 90 basis points. Depending on the Company’s credit rating, the margin ranges from 85 to 155 basis points. In February 2018, we amended the working capital credit facility to extend the scheduled maturity date to January 2021. The maximum borrowing capacity and interest rate were unchanged by the amendment.

As of December 31, 2017, we had $21.8 million of outstanding borrowings under the Working Capital Credit Facility, leaving $53.2 million of unused capacity.

The Fannie Mae credit facilities and the bank revolving credit facilities are subject to customary financial covenants and limitations, all of which were in compliance with at December 31, 2017.

On January 23, 2017, we entered into an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $500 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of our other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of December 31, 2017, we had issued $300.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 1.96%, leaving $200.0 million of unused capacity.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $480.5 million in variable rate debt that is not subject to interest rate swap contracts as of December 31, 2017. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $5.5 million based on the average balance outstanding during the year.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by/(used in) operating activities	$519,152	$536,929	$458,627
Net cash provided by/(used in) investing activities	(407,441)	(112,277)	(265,461)
Net cash provided by/(used in) financing activities	(111,785)	(429,282)	(201,648)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the years ended December 31, 2017,  2016 and 2015.

Net Income/(Loss) Attributable to Common Stockholders

2017 -vs- 2016

Net income/(loss) attributable to common stockholders was $117.9 million ($0.44 per diluted share) for the year ended December 31, 2017, as compared to $289.0 million ($1.08 per diluted share) for the comparable period in the prior year. The decrease resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•

gains, net of tax, of $43.4 million on the sale of a parcel of land in Richmond, Virginia and the sale of two operating communities with a total of 218 apartment homes in Orange County, California and Carlsbad, California, during the year ended December 31, 2017, as compared to gains, net of tax, of $210.9 million on the sale of eight operating communities with a total of 1,782 apartment homes, a retail center and the Company’s 95% interest in two land parcels during the year ended December 31, 2016;

•

an increase in depreciation expense of $10.4 million primarily due to homes delivered from our development and redevelopment communities and communities acquired in 2017 and 2016, partially offset by a decrease from sold communities and fully depreciated assets; and

•	a decrease in income from unconsolidated entities of $21.0 million primarily due to:

• during the year ended December 31, 2017, total gains on consolidation of $27.0 million from the purchase of two previously unconsolidated operating communities in Seattle, Washington from our West Coast Development Joint Venture and Denver, Colorado from our Development Capital Program, and net losses during the lease-up of development joint ventures.

As compared to:

• during the year ended December 31, 2016, the disposition of three operating communities by the UDR/MetLife II joint venture, which resulted in gains of $47.7 million for the Company and a casualty gain of $3.8 million as a result of insurance proceeds related to a 2015 event.

This was partially offset by:

•

an increase in total property NOI of $25.4 million primarily due to higher revenue per occupied home and NOI from communities acquired in 2017 and 2016 or redeveloped in 2017 and 2016, partially offset by a decrease from sold communities.

2016 -vs- 2015

Net income/(loss) attributable to common stockholders was $289.0 million ($1.08 per diluted share) for the year ended December 31, 2016 as compared to net income of $336.7 million ($1.29 per diluted share) for the prior year. The decrease resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Year Ended			Year Ended
	December 31, (a)			December 31, (b)
	2017	2016	% Change	2016	2015	% Change
Same-Store Communities:
Same-Store rental income	$850,065	$819,962	3.7%	$725,414	$686,589	5.7%
Same-Store operating expense (c)	(242,522)	(234,385)	3.5%	(207,857)	(200,473)	3.7%
Same-Store NOI	607,543	585,577	3.8%	517,557	486,116	6.5%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (d)	61,002	47,711	27.9%	84,310	33,367	152.7%
Acquired communities NOI	5,783	—	—%	2,441	—	—%
Redevelopment communities NOI	4,021	4,270	(5.8)%	36,743	37,682	(2.5)%
Development communities NOI	(295)	(436)	(32.3)%	(436)	(114)	282.5%
Non-residential/other NOI	17,081	16,244	5.2%	16,026	15,666	2.3%
Sold and held for disposition communities NOI	3,368	19,719	(82.9)%	16,444	41,152	(60.0)%
Total Non-Mature Communities/Other NOI	90,960	87,508	3.9%	155,528	127,753	21.7%
Total property NOI	$698,503	$673,085	3.8%	$673,085	$613,869	9.6%

(a) Same-Store consists of 35,471 apartment homes.
(b) Same-Store consists of 31,930 apartment homes.
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

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for the periods presented (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income/(loss) attributable to UDR, Inc.	$121,558	$292,718	$340,383
Joint venture management and other fees	(11,482)	(11,400)	(22,710)
Property management	27,068	26,083	23,978
Other operating expenses	9,060	7,649	9,708
Real estate depreciation and amortization	430,054	419,615	374,598
General and administrative	48,566	49,761	59,690
Casualty-related charges/(recoveries), net	4,335	732	2,335
Other depreciation and amortization	6,408	6,023	6,679
(Income)/loss from unconsolidated entities	(31,257)	(52,234)	(62,329)
Interest expense	128,711	123,031	121,875
Interest income and other (income)/expense, net	(1,971)	(1,930)	(1,551)
Tax provision/(benefit), net	(240)	(3,774)	(3,886)
(Gain)/loss on sale of real estate owned, net of tax	(43,404)	(210,851)	(251,677)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	10,933	27,282	16,773
Net income/(loss) attributable to noncontrolling interests	164	380	3
Total property NOI	$698,503	$673,085	$613,869

Same-Store Communities

2017 -vs- 2016

Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2016 and held on December 31, 2017) consisted of 35,471 apartment homes and provided 87.0% of our total NOI for the year ended December 31, 2017.

NOI for our Same-Store Community properties increased 3.8%, or $22.0 million, for the year ended December 31, 2017 compared to the same period in 2016. The increase in property NOI was attributable to a 3.7%, or $30.1 million, increase in property rental income, which was partially offset by a 3.5%, or $8.1 million, increase in operating expenses. The increase in property income was primarily driven by a 2.5%, or $19.7 million, increase in rental rates and a 11.2%, or $7.4 million, increase in reimbursement and fee income. Physical occupancy increased 0.2% to 96.8% and total monthly income per occupied home increased 3.5% to $2,064.

The increase in operating expenses was primarily driven by a 7.1%, or $6.2 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 71.5% for the year ended December 31, 2017 as compared to 71.4% for the comparable period in 2016.

2016 -vs- 2015

Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2015 and held on December 31, 2016) consisted of 31,930 apartment homes and provided 76.9% of our total NOI for the year ended December 31, 2016.

NOI for our Same-Store Community properties increased 6.5%, or $31.4 million, for the year ended December 31, 2016 compared to the same period in 2015. The increase in property NOI was primarily attributable to a 5.7%, or $38.8 million, increase in property rental income, which was partially offset by a 3.7%, or $7.4 million, increase in operating expenses. The increase in property income was primarily driven by a 5.5%, or $35.9 million, increase in rental rates and a 6.5%, or $3.6 million, increase in reimbursement and fee income. Physical occupancy was unchanged at 96.7% and total monthly income per occupied home increased by 5.6% to $1,958.

The increase in operating expenses was primarily driven by a 9.2%, or $6.5 million, increase in real estate taxes, which was primarily due to higher assessed valuations and lower appeal refunds.

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

2017 -vs- 2016

The remaining 13.0%, or $91.0 million, of our total NOI during the year ended December 31, 2017 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 3.9%, or $3.5 million, for the year ended December 31, 2017 as compared to the same period in 2016. The increase was primarily attributable to a $13.3 million increase in NOI from stabilized, non-mature communities, a $5.8 million increase in NOI from acquired communities and a $0.8 million increase in non-residential/other NOI, partially offset by a $16.4 million decrease in NOI from sold communities.

2016 -vs- 2015

The remaining $155.5 million, or 23.1%, of our total NOI for the year ended December 31, 2016 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 21.7%, or $27.8 million, for the year ended December 31, 2016 compared to 2015. The increase was primarily attributable to a $41.0 million increase in NOI from acquired communities and an $11.2 million increase from developed and redeveloped communities completed in 2016 and 2015, which was partially offset by a $24.7 million decrease in NOI of from communities sold or held for disposition in 2016 and 2015.

Joint Venture Management and Other Fees

For the years ended December 31, 2016 and 2015, we recognized income from joint venture management and other fees of $11.4 million and $22.7 million, respectively. The decreased income in 2016 as compared to 2015 was attributable to the promote and fee income of $10.0 million recognized in connection with the sale of the Texas Joint Venture in 2015.

Real Estate Depreciation and Amortization

For the year ended December 31, 2017, real estate depreciation and amortization increased 2.5%, or $10.4 million, as compared to 2016. The increase was primarily due to homes delivered from our development and redevelopment communities and communities acquired in 2017 and 2016, partially offset by a decrease from sold communities and fully depreciated assets.

For the year ended December 31, 2016, real estate depreciation and amortization increased 12.0%, or $45.0 million, as compared to 2015. The increase was primarily due to homes delivered from our development and redevelopment communities and communities acquired in 2016 and 2015, partially offset by a decrease from sold communities and fully depreciated assets.

General and Administrative

For the year ended December 31, 2016, general and administrative expense decreased 16.6%, or $9.9 million, from 2015. The decrease was primarily due to a decrease in bonus expense and stock-based compensation expense for awards under the long-term incentive plan of $6.2 million, primarily due to the departure of our prior Chief Financial Officer in 2016 and outperformance in 2015, a decrease in long-term incentive plan transition costs of $2.6 million and a decrease in acquisition costs of $1.9 million, which was partially offset by an increase in salaries and benefits.

Income/(Loss) from Unconsolidated Entities

For the years ended December 31, 2017 and 2016, we recognized income/(loss) from unconsolidated entities of $31.3 million and $52.2 million, respectively. The decrease of $20.9 million was primarily due to:

•	the sale of two communities out of the West Coast Development joint venture, which resulted in gains of $7.6 million for the Company; and
•	the Company’s purchase of 100% interest in two previously unconsolidated operating communities, which resulted in gains of $27.0 million for the Company during the year ended December 31, 2017.

As compared to:

•

the sale of three operating communities by the UDR/MetLife II joint venture during the year ended December 31, 2016, which resulted in gains of $47.7 million for the Company and a casualty gain of $3.8 million as a result of insurance proceeds related to a 2015 event.

For the years ended December 31, 2016 and 2015, we recognized income/(loss) from unconsolidated entities of $52.2 million and $62.3 million, respectively. The decrease of $10.1 million was primarily due to:

•

the sale of three operating communities by the UDR/MetLife II joint venture during the year ended December 31, 2016, which resulted in gains of $47.7 million for the Company and a casualty gain of $3.8 million as a result of insurance proceeds related to a 2015 event.

As compared to:

•	the sale of the eight communities held by the Texas Joint Venture, which resulted in a gain of $59.4 million, during the year ended December 31, 2015.

Interest Expense

For the years ended December 31, 2017 and 2016, we recognized interest expense of $128.8 million and $123.0 million, respectively. The increase in 2017 as compared to 2016 of $5.8 million was primarily due to the early pay off of secured debt during 2017, resulting in prepayment costs.

Tax (Provision)/Benefit, Net

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

The Company recognized a Tax (provision)/benefit, net of $0.3 million and $3.8 million for the years ended December 31, 2017 and 2016, respectively.

The decrease for 2017 as compared to 2016 was primarily attributable to the conversion of certain TRS entities into REITs in 2016 and a one-time tax benefit of $1.1 million related to the recording of previously reserved receivables for REIT AMT credits that became refundable under the Tax Cuts and Jobs Act of 2017.

Gain/(Loss) on Sale of Real Estate Owned, Net of Tax

During the year ended December 31, 2017, the Company recognized a gain, net of tax, of $43.4 million on the sale of a parcel on land in Richmond, Virginia and two operating communities in Orange County, California and Carlsbad, California.

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

Noncontrolling Interest

For the years ended December 31, 2017,  2016 and 2015, we recognized net income attributable to redeemable noncontrolling interests in the Operating Partnership and the DownREIT Partnership of $10.9 million, $27.3 million, and $16.8 million, respectively. The decrease in 2017 as compared to 2016 is primarily attributable to the noncontrolling interest’s share of gains on sale associated with the dispositions made in 2016. The increase in 2016 as compared to 2015 is primarily attributable to the number of partnership units held by third-party noncontrolling interest holders as a result of the formation of the DownREIT Partnership in October 2015.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	2018	2019-2020	2021-2022	Thereafter	Total
Long-term debt obligations	$333,670	$836,938	$752,274	$1,761,489	$3,684,371
Interest on debt obligations (a)	125,885	223,391	148,227	213,087	710,590
Letters of credit	3,301	—	—	—	3,301
Unfunded commitments on:
Development projects (b)	18,871	105,139	—	—	124,010
Unconsolidated joint ventures (b) (c)	22,076	—	—	—	22,076
Operating lease obligations:
Operating space	76	152	32	—	260
Ground leases (d)	5,629	11,258	11,258	335,207	363,352
	$509,508	$1,176,878	$911,791	$2,309,783	$4,907,960

(a)	Interest payments on variable rate debt instruments are based on each debt instrument’s respective year-end interest rate at December 31, 2017.
(b)	Any unfunded costs at December 31, 2017 are shown in the year of estimated completion.
(c)	Represents UDR’s proportionate share of expected remaining costs to complete the developments.
(d)

For purposes of our ground lease contracts, the Company uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a reset provision based on the communities appraised value or consumer price index but does not include a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term.

During 2017, we incurred gross interest costs of $147.3 million, of which $18.6 million was capitalized.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFO as Adjusted, and AFFO for the years ended December 31, 2017,  2016, and 2015  (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income/(loss) attributable to common stockholders	$117,850	$289,001	$336,661
Real estate depreciation and amortization	430,054	419,615	374,598
Noncontrolling interests	11,097	27,662	16,776
Real estate depreciation and amortization on unconsolidated joint ventures	57,102	47,832	38,652
Net gain on the sale of unconsolidated depreciable property	(35,363)	(47,848)	(59,445)
Net gain on the sale of depreciable real estate owned	(41,824)	(209,166)	(251,677)
Funds from operations (“FFO”) attributable to common stockholders and unitholders, basic	$538,916	$527,096	$455,565
Distribution to preferred stockholders — Series E (Convertible)	3,708	3,717	3,722
FFO attributable to common stockholders and unitholders, diluted	$542,624	$530,813	$459,287
Income/(loss) per weighted average common share - diluted	$0.44	$1.08	$1.29
FFO per common share and unit, basic	$1.85	$1.81	$1.68
FFO per common share and unit, diluted	$1.83	$1.80	$1.66
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	291,845	290,516	271,616
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	296,672	295,469	276,699

Impact of adjustments to FFO:
Acquisition-related costs/(fees)	$371	$213	$2,126
Acquisition-related costs/(fees) on unconsolidated joint ventures	—	—	1,460
Costs/(benefit) associated with debt extinguishment and other	9,212	1,729	—
Texas joint venture promote and disposition fee income	—	—	(10,005)
Long-term incentive plan transition costs	—	898	3,537
Net gain on the sale of non-depreciable real estate owned	(1,580)	(1,685)	—
Legal claims, net of tax	—	(480)	705
Net loss on sale of unconsolidated land	—	1,016	—
Severance costs and other restructuring expense	624	871	—
Tax benefit associated with the conversion of certain TRS entities into REITs	—	(2,436)	—
Casualty-related (recoveries)/charges, net	4,504	732	2,335
Casualty-related (recoveries)/charges, on unconsolidated joint ventures, net	(881)	(3,752)	2,474
	$12,250	$(2,894)	$2,632
FFO as Adjusted attributable to common stockholders and unitholders, diluted	$554,874	$527,919	$461,919

FFO as Adjusted per common share and unit, diluted	$1.87	$1.79	$1.67

Recurring capital expenditures	(46,034)	(47,257)	(45,467)
AFFO attributable to common stockholders and unitholders, diluted	$508,840	$480,662	$416,452

AFFO per common share and unit, diluted	$1.72	$1.63	$1.51

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the years ended December 31, 2017,  2016, and 2015 (shares in thousands):

	Year Ended December 31,
	2017	2016	2015
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	291,845	290,516	271,616
Weighted average number of OP/DownREIT Units outstanding	(24,821)	(25,130)	(12,947)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	267,024	265,386	258,669

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	296,672	295,469	276,699
Weighted average number of OP/DownREIT Units outstanding	(24,821)	(25,130)	(12,947)
Weighted average number of Series E preferred shares outstanding	(3,021)	(3,028)	—
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	268,830	267,311	263,752

UNITED DOMINION REALTY, L.P.:

Business Overview

United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”) is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At December 31, 2017, the Operating Partnership’s real estate portfolio included 53 communities located in nine states and the District of Columbia with a total of 16,698 apartment homes.

As of December 31, 2017, UDR owned 110,883 units of our general partnership interests and 174,126,805 units of our limited partnership interests (the “OP Units”), or approximately 95.0% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this section of this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries, and all references in this section to “UDR” or the “General Partner” refer solely to UDR, Inc.

UDR is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in June 2003. At December 31, 2017, the General Partner’s consolidated real estate portfolio included 127 communities located in 11 states and the District of Columbia with a total of 39,998 apartment homes. In addition, the General Partner had an ownership interest in 29 communities with 7,286 completed apartment homes through unconsolidated operating communities.

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

In addition to construction costs, we capitalize costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. As each home in a capital project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization on the related portion. The costs capitalized are reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. Amounts capitalized during the years ended December 31, 2017,  2016, and 2015,  were $0.5 million, $0.8 million, and $0.9 million, respectively.

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

Summary of Real Estate Portfolio by Geographic Market

The following table summarizes our market information by major geographic markets as of and for the year ended December 31, 2017.

		As of December 31, 2017			Year Ended December 31, 2017
			Percentage	Total		Monthly	Net
	Number of	Number of	of Total	Carrying	Average	Income per	Operating
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Income
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	(in thousands)
West Region
San Francisco, CA	8	1,992	12.3%	$470,310	96.8%	$3,056	$55,258
Orange County, CA	5	1,936	12.6%	479,922	96.0%	2,317	39,465
Seattle, WA	5	932	5.8%	223,080	96.8%	1,934	14,958
Los Angeles, CA	2	344	3.0%	113,853	95.7%	2,579	7,254
Monterey Peninsula, CA	7	1,565	4.5%	172,854	96.8%	1,641	22,443
Other Southern California	1	414	1.9%	72,985	96.0%	1,918	6,768
Portland, OR	2	476	1.3%	48,317	97.2%	1,542	6,425
Mid-Atlantic Region
Metropolitan D.C.	6	2,068	14.5%	552,822	97.2%	2,057	33,756
Baltimore, MD	2	540	2.7%	103,028	96.7%	1,502	6,536
Northeast Region
New York, NY	2	996	15.8%	606,114	97.6%	3,916	34,202
Boston, MA	1	387	1.9%	71,653	96.8%	1,971	6,322
Southeast Region
Nashville, TN	6	1,612	3.8%	144,785	96.4%	1,231	16,521
Tampa, FL	2	942	2.8%	105,506	97.5%	1,404	10,412
Other Florida	1	636	2.2%	84,519	96.3%	1,517	7,249
Total/Average Same-Store Communities	50	14,840	85.1%	3,249,748	96.7%	$2,114	267,569
Non-Mature, Commercial Properties & Other	3	1,858	14.9%	567,208			39,272
Total Real Estate Owned	53	16,698	100.0%	3,816,956			$306,841
Total Accumulated Depreciation				(1,543,652)
Total Real Estate Owned, Net of Accumulated Depreciation				$2,273,304

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2016 and held as of December 31, 2017. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

As of December 31, 2017, the Operating Partnership does not have any secured debt maturing in 2018.

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities,  Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the years ended December 31, 2017,  2016, and 2015.

Operating Activities

For the year ended December 31, 2017,  Net cash provided by/(used in) operating activities was $234.5 million compared to $228.7 million for 2016. The increase in cash flow from operating activities was primarily due to improved operating income, primarily driven by revenue growth at communities.

For the year ended December 31, 2016, Net cash provided by/(used in) operating activities was $228.7 million compared to $226.8 million for 2015. The increase in cash flow from operating activities was primarily due to improved operating income, primarily driven by revenue growth at communities.

Investing Activities

For the year ended December 31, 2017,  Net cash provided by/(used in) investing activities was $(106.1) million compared to $(9.5) million for 2016. The increase in cash used in investing activities was primarily due to the acquisition of an operating community partially offset by the disposition of two operating communities.

For the year ended December 31, 2016, Net cash provided by/(used in) investing activities was $(9.5) million compared to $23.6 million for 2015. The decrease in cash provided by investing activities was primarily due to a decrease in proceeds from dispositions, partially offset by increased distributions received from unconsolidated entities and acquisitions of real estate assets in 2015.

Acquisitions

During the year ended December 31, 2017, the Operating Partnership acquired an operating community located in Denver, Colorado with a total of 218 apartment homes and 17,000 square feet of retail space for a purchase price of approximately $141.5 million. The acquisition will be fully or partially funded with Section 1031 exchanges.

The Operating Partnership did not have any acquisitions during the year ended December 31, 2016.

In October 2015, the Operating Partnership acquired one community in Alexandria, Virginia with 421 apartment homes for a purchase price of $142.0 million.

Dispositions

In December 2017, the Operating Partnership sold two operating communities with a total of 218 apartment homes in Orange County, California and Carlsbad, California for gross proceeds of $69.0 million, resulting in net proceeds of $68.0 million and a gain of $41.3 million.

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

Financing Activities

For the year ended December 31, 2017,  Net cash provided by/(used in) financing activities was $(128.8)  million compared to $(221.5) million for 2016. The decrease in cash used in financing activities was primarily due to an increase in advances from the General Partner, partially offset by the early repayment of debt maturing in December 2018, July 2020, and July 2023.

For the year ended December 31, 2016, Net cash provided by/(used in) financing activities was $(221.5) million compared to $(247.7) million for 2015. The decrease in cash used in financing activities was primarily due to a decrease in advances to the General Partner and a decrease in payoffs of secured debt, partially offset by a decrease in proceeds from the issuance of secured debt.

Credit Facilities

As of December 31, 2017, an aggregate commitment of $133.2 million of the General Partner’s secured credit facilities with Fannie Mae was owed by the Operating Partnership based on the ownership of the assets securing the debt. The entire commitment was outstanding at December 31, 2017. The portions of the Fannie Mae credit facilities owed by the Operating Partnership mature at various dates from October 2019 through December 2019 and bear interest at fixed rates. At December 31, 2017, the entire outstanding balance was fixed and had a weighted average interest rate of 5.28%.

The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, an unsecured commercial paper program with an aggregate borrowing capacity of $500 million, $300 million of medium-term notes due October 2020, a $350 million term loan facility due January 2021, $400 million of medium-term notes due January 2022, $300 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025, $300 million of medium-term notes due September 2026, $300 million of medium-term notes due July 2027 and $300 million of medium-term notes due January 2028. As of December 31, 2017 and 2016, the General Partner did not have an outstanding balance under the unsecured revolving credit facility and had $300.0 million and $0, respectively, outstanding under its unsecured commercial paper program.

The credit facilities are subject to customary financial covenants and limitations.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $27.0 million in variable rate debt that is not subject to interest rate swap contracts as of December 31, 2017. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $0.3 million based on the average balance at December 31, 2017.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by/(used in) operating activities	$234,463	$228,682	$226,765
Net cash provided by/(used in) investing activities	(106,080)	(9,546)	23,583
Net cash provided by/(used in) financing activities	(128,846)	(221,483)	(247,747)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the years ended December 31, 2017,  2016, and 2015.

Net Income/(Loss) Attributable to OP Unitholders

2017 -vs- 2016

Net income attributable to OP unitholders was $106.3 million ($0.58 per diluted OP Unit) for the year ended December 31, 2017 as compared to net income of $77.8 million ($0.42 per diluted OP Unit) for the comparable period in the prior year. The increase in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•	an increase of $9.7 million in total property NOI primarily due to higher revenue per occupied home;
•

during the year ended December 31, 2017, the Operating Partnership sold two operating communities in Orange County, California and Carlsbad, California with a total of 218 apartment homes, resulting in gains of $41.3 million, as compared to gains on the sale of real estate owned of $33.2 million during the year ended December 31, 2016; and

•

losses from unconsolidated entities of $19.3 million for the year ended December 31, 2017 as compared to $37.4 million for the year ended December 31, 2016, primarily due to a reduction in depreciation and amortization at the DownREIT Partnership.

This was partially offset by:

•	an increase in real estate depreciation and amortization expense of $5.4 million primarily due to acquisitions in 2017 and homes delivered from our redevelopment property.

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

The following table summarizes the operating performance of our total portfolio for the years ended December 31, 2017,  2016, and 2015 (dollars in thousands):

	Year Ended			Year Ended
	December 31, (a)%			December 31, (b)%
	2017	2016	Change	2016	2015	Change
Same-Store Communities:
Same-Store rental income	$364,158	$349,425	4.2%	$322,968	$303,190	6.5%
Same-Store operating expense (c)	(96,589)	(92,542)	4.4%	(85,436)	(81,438)	4.9%
Same-Store NOI	267,569	256,883	4.2%	237,532	221,752	7.1%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (d)	29,566	28,312	4.4%	22,849	14,307	59.7%
Acquired communities NOI	1,180	—	—%	—	—	—
Redeveloped communities NOI	—	—	—%	28,312	28,120	0.7%
Non-residential/other NOI	5,153	6,052	(14.9)%	5,829	6,844	(14.8)%
Sold and held for disposition communities NOI	3,373	5,874	(42.6)%	2,599	46,574	(94.4)%
Total Non-Mature Communities/Other NOI	39,272	40,238	(2.4)%	59,589	95,845	(37.8)%
Total property NOI	$306,841	$297,121	3.3%	$297,121	$317,597	(6.4)%

(a)	Same-Store consists of 14,840 apartment homes.
(b)	Same-Store consists of 14,001 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.

The following table is our reconciliation of Net income/(loss) attributable to OP unitholders to total property NOI for the years ended December 31, 2017,  2016 and 2015 (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income/(loss) attributable to OP unitholders	$106,307	$77,818	$213,301
Property management	11,533	11,122	12,111
Other operating expenses	6,833	6,059	5,923
Real estate depreciation and amortization	152,473	147,074	169,784
General and administrative	17,875	18,808	27,016
Casualty-related charges/(recoveries), net	1,922	484	843
(Income)/loss from unconsolidated entities	19,256	37,425	4,659
Interest expense	30,366	30,067	40,321
(Gain)/loss on sale of real estate owned	(41,272)	(33,180)	(158,123)
Net income/(loss) attributable to noncontrolling interests	1,548	1,444	1,762
Total property NOI	$306,841	$297,121	$317,597

Same-Store Communities

2017 -vs- 2016

Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2016 and held as of December 31, 2017)  consisted of 14,840 apartment homes and provided 87.2% of our total NOI for the year ended December 31, 2017.

NOI for our Same-Store Community properties increased 4.2%, or $10.7 million, for the year ended December 31, 2017 compared to 2016.  The increase in property NOI was primarily attributable to a 4.2%, or $14.7 million, increase in property rental income, which was partial offset by a 4.4%, or $4.0 million, increase in operating expenses. The increase in revenues was primarily driven by a 3.0%, or $9.9 million, increase in rental rates and a 11.6%, or $3.3 million, increase in reimbursement and fee income. Physical occupancy increased 0.1% to 96.7% and total income per occupied home increased 4.1% to $2,114 for the year ended December 31, 2017 compared to 2016.

The increase in property operating expenses was primarily driven by a 10.0% or $3.1 million increase in real estate taxes, which was primarily due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) was 73.5% for both years ended December 31, 2017 and 2016.

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

2017 -vs- 2016

The remaining 12.8%, or $39.3 million, of our total NOI during the year ended December 31, 2017 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased 2.4%, or $1.0 million, for the year ended December 31, 2017 compared to 2016.  The decrease was primarily driven by a decrease in NOI of $2.5 million from sold communities, which was partially offset by an increase in NOI of $1.2 million from acquired communities.

2016 -vs- 2015

The remaining 20.1%, or $59.6 million, of our total NOI during the year ended December 31, 2016 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased 37.8%, or $36.3 million, for the year ended December 31, 2016 compared to 2015. The decrease was primarily driven by a decrease in NOI of $44.0 million from sold communities, which was partially offset by an increase in NOI of $8.5 million from stabilized, non-mature communities.

Real Estate Depreciation and Amortization

For the year ended December 31, 2017, real estate depreciation and amortization increased by 3.7% or $5.4 million as compared to 2016. The increase was primarily due to acquisitions during 2017 and homes delivered from our redevelopment property.

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

Income/(Loss) in Unconsolidated Entities

For the year ended December 31, 2017 and 2016, income/(loss) from unconsolidated entities was $(19.3) million and $(37.4) million, respectively. The decrease in loss from unconsolidated entities as compared to the prior year was primarily attributable to a reduction in depreciation and amortization at the DownREIT Partnership.

For the year ended December 31, 2016 and 2015, income/(loss) from unconsolidated entities of $(37.4) million and $(4.7) million, respectively, was attributable to the Operating Partnership’s ownership interest in the DownREIT Partnership, which was formed in October 2015. The change was primarily attributable to depreciation expense for a full year in 2016.

Interest Expense

For the year ended December 31, 2016, interest expense decreased by 25.4% or $10.3 million as compared to 2015, which was primarily due to lower loan balances as a result of seven communities, and their related debt, being deconsolidated in October 2015 in connection with the formation of the DownREIT Partnership.

Gain/(Loss) on the Sale of Real Estate Owned

During the year ended December 31, 2017, the Operating Partnership sold two operating communities in Orange County, California and Carlsbad, California with a total of 218 apartment homes, resulting in a gain of $41.3 million.

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

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017  (dollars in thousands):

	Payments Due by Period
Contractual Obligations	2018	2019-2020	2021-2022	Thereafter	Total
Long-term debt obligations	$—	$133,205	$—	$27,000	$160,205
Interest on debt obligations (a)	7,498	6,722	925	4,267	19,412
Operating lease obligations — ground leases (b)	5,629	11,258	11,258	335,207	363,352
	$13,127	$151,185	$12,183	$366,474	$542,969

(a)	Interest payments on variable rate debt instruments are based on each debt instrument’s respective year-end interest rate at December 31, 2017.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related financial information required to be filed are attached to this Report. Reference is made to page F‑1 of this Report for the Index to Consolidated Financial Statements and Schedules of UDR, Inc. and United Dominion Realty, L.P.

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

As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, which is the sole general partner of the Operating Partnership, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a‑15(f) under the Securities Exchange Act of 1934 for the Company and the Operating Partnership. Under the supervision and with the participation of the management, the Chief Executive Officer and Chief Financial Officer of the Company, which is the sole general partner of the Operating Partnership, conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (2013 Framework) (COSO). Based on such evaluation, management concluded that the Company’s and the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2017.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Report, has audited UDR, Inc.’s internal control over financial reporting as of December 31, 2017. The report of Ernst & Young LLP, which expresses an unqualified opinion on UDR, Inc.’s internal control over financial reporting as of December 31, 2017, is included under the heading “Report of Independent Registered Public Accounting Firm” of UDR, Inc. contained in this Report. Further, an attestation report of the registered public accounting firm of United Dominion Realty, L.P. will not be required as long as United Dominion Realty, L.P. is a non-accelerated filer.

Changes in Internal Control Over Financial Reporting

There have not been any changes in either the Company’s or the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Securities Exchange Act of 1934) during the fourth fiscal quarter to which this Report relates that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of either the Company or the Operating Partnership.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information set forth under the headings “Proposal No. 1 Election of Directors,” “Corporate Governance Matters,” “Audit Committee Report,” “Corporate Governance Matters-Board Leadership Structure and Committees-Audit Committee Financial Expert,” “Corporate Governance Matters-Identification and Selection of Nominees for Directors,” “Corporate Governance Matters-Board of Directors and Committee Meetings,” “Executive Officers” and “Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance” in UDR, Inc.’s definitive proxy statement (our “definitive proxy statement”) for its 2018 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

We have a code of ethics for senior financial officers that applies to our principal executive officer, all members of our finance staff, including the principal financial officer, the principal accounting officer, the treasurer and the controller, our director of investor relations, our corporate secretary, and all other Company officers. We also have a code of business conduct and ethics that applies to all of our employees. Information regarding our codes is available on our website, www.udr.com, and is incorporated by reference to the information set forth under the heading “Corporate Governance Matters” in our definitive proxy statement for UDR’s 2018 Annual Meeting of Stockholders. We intend to satisfy the disclosure requirements under Item 10 of Form 8‑K regarding an amendment to, or a waiver from, a provision of our codes by posting such amendment or waiver on our website.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Board Leadership Structure and Committees-Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation of Directors” and “Executive Compensation-Compensation Committee Report” in the definitive proxy statement for UDR’s 2018 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” and “Executive Compensation-Equity Compensation Plan Information” in the definitive proxy statement for UDR’s 2018 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Corporate Governance Overview,” “Corporate Governance Matters-Director Independence,” “Corporate Governance Matters-Board Leadership Structure and Committees-Independence of the Audit, Compensation, Governance and Nominating Committees,” and “Executive Compensation” in the definitive proxy statement for UDR’s 2018 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership. Information regarding related party transactions between UDR and the Operating Partnership is presented in Note 6, Related Party Transactions, of the Consolidated Financial Statements of United Dominion Realty, L.P. referenced in Part IV, Item 15(a) of this Report.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the headings “Audit Matters-Audit Fees” and “Audit Matters-Pre-Approval Policies and Procedures” in the definitive proxy statement for UDR’s 2018 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Report:

1. Financial Statements. See Index to Consolidated Financial Statements and Schedules of UDR, Inc. and United Dominion Realty, L.P. on page F‑1 of this Report.

2. Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules of UDR, Inc. and United Dominion Realty, L.P. on page S‑1 of this Report. All other schedules are omitted because they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

3. Exhibits. The exhibits filed with this Report are set forth in the Exhibit Index appearing immediately below, including the financial statements required under Rule 3‑09 of Regulation S-X for UDR Lighthouse DownREIT L.P.

EXHIBIT INDEX

The exhibits listed below are filed as part of this Report. References under the caption “Location” to exhibits or other filings indicate that the exhibit or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference. Management contracts and compensatory plans or arrangements filed as exhibits to this Report are identified by an asterisk. The Commission file number for UDR, Inc.’s Exchange Act filings referenced below is 1‑10524. The Commission file number for United Dominion Realty, L.P.’s Exchange Act filings is 333‑156002‑01.

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

Exhibit 2(d) to UDR, Inc.’s Form S‑3 Registration Statement (Registration No. 333‑64281) filed with the Commission on September 25, 1998.

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

Exhibit 2.1 to UDR, Inc.’s Current Report on Form 8‑K dated September 28, 2004 and filed with the Commission on September 29, 2004.

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

Exhibit 2.2 to UDR, Inc.’s Current Report on Form 8‑K dated September 29, 2004 and filed with the Commission on October 5, 2004.

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

Exhibit 2.3 to UDR, Inc.’s Current Report on Form 8‑K/A dated September 29, 2004 and filed with the Commission on November 1, 2004.

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

Exhibit 2.1 to UDR, Inc.’s Current Report on Form 8‑K dated January 23, 2008 and filed with the Commission on January 29, 2008.

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

Exhibit 2.2 to UDR, Inc.’s Current Report on Form 8‑K/A dated March 3, 2008 and filed with the Commission on May 2, 2008.

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

Exhibit 2.1 to UDR, Inc.’s Current Report on Form 8‑K dated and filed with the Commission on June 22, 2015.

2.08

Amendment Agreement, dated as of August 27, 2015, by and among UDR, Inc., United Dominion Realty, L.P., Home Properties, Inc., Home Properties, L.P., LSREF4 Lighthouse Acquisitions, LLC LSREF4 Lighthouse Corporate Acquisitions, LLC and LSREF4 Lighthouse Operating Acquisitions, LLC.

Exhibit 2.1 to UDR, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2015.

3.01	Articles of Restatement of UDR, Inc.	Exhibit 3.09 to UDR, Inc.’s Current Report on Form 8‑K dated July 27, 2005 and filed with the Commission on August 1, 2005.

Exhibit	Description	Location
3.02	Articles of Amendment to the Articles of Restatement of UDR, Inc. dated and filed with the State Department of Assessments and Taxation of the State of Maryland on March 14, 2007.	Exhibit 3.2 to UDR, Inc.’s Current Report on Form 8‑K dated March 14, 2007 and filed with the Commission on March 15, 2007.

3.03	Articles of Amendment to the Articles of Restatement of UDR, Inc. dated August 30, 2011 and filed with the State Department of Assessments and Taxation of the State of Maryland on August 31, 2011.	Exhibit 3.1 to UDR, Inc.’s Current Report on Form 8‑K dated August 29, 2011 and filed with the Commission on September 1, 2011.

3.04

Articles Supplementary relating to UDR, Inc.’s 6.75% Series G Cumulative Redeemable Preferred Stock dated and filed with the State Department of Assessments and Taxation of the State of Maryland on May 30, 2007.

Exhibit 3.4 to UDR, Inc.’s Form 8‑A Registration Statement dated and filed with the Commission on May 30, 2007.

3.05	Amended and Restated Bylaws of UDR, Inc. (as amended through July 12, 2017).	Exhibit 3.16 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

3.06	Certificate of Limited Partnership of United Dominion Realty, L.P. dated as of February 19, 2004.	Exhibit 3.4 to United Dominion Realty, L.P.’s Post-Effective Amendment No. 1 to Registration Statement on Form S‑3 dated and filed with the Commission on October 15, 2010.

3.07	Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004.	Exhibit 10.23 to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2003.

3.08	First Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of June 24, 2005.	Exhibit 10.06 to UDR, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2005.

3.09	Second Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2006.	Exhibit 10.6 to UDR, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2006.

3.10	Third Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 2, 2007.	Exhibit 99.1 to UDR, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2009.

3.11	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 27, 2007.	Exhibit 10.25 to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2007.

3.12	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of March 7, 2008.	Exhibit 10.53 to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2008.

3.13	Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 9, 2008.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8‑K dated December 9, 2008 and filed with the Commission on December 10, 2008.

3.14	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of March 13, 2009.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8‑K dated March 18, 2009 and filed with the Commission on March 19, 2009.

Exhibit	Description	Location
3.15	Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of November 17, 2010.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8‑K dated and filed with the Commission on November 18, 2010.

3.16	Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of December 4, 2015.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8‑K dated December 4, 2015 and filed with the Commission on December 10, 2015.

4.01	Form of UDR, Inc. Common Stock Certificate.	Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8‑K dated March 14, 2007 and filed with the Commission on March 15, 2007.

4.02	Senior Indenture dated as of November 1, 1995, by and between UDR, Inc. and First Union National Bank of Virginia, N.A., as trustee.	Exhibit 4(ii)(h)(1) to UDR, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 1996.

4.03	Supplemental Indenture dated as of June 11, 2003, by and between UDR, Inc. and Wachovia Bank, National Association, as trustee.	Exhibit 4.03 to UDR, Inc.’s Current Report on Form 8‑K dated June 17, 2004 and filed with the Commission on June 18, 2004.

4.04	Subordinated Indenture dated as of August 1, 1994 by and between UDR, Inc. and Crestar Bank, as trustee.	Exhibit 4(i)(m) to UDR, Inc.’s Form S‑3 Registration Statement (Registration No. 33‑64725) filed with the Commission on November 15, 1995.

4.05	Form of UDR, Inc. Senior Debt Security.	Exhibit 4(i)(n) to UDR, Inc.’s Form S‑3 Registration Statement (Registration No. 33‑64725) filed with the Commission on November 15, 1995.

4.06	Form of UDR, Inc. Subordinated Debt Security.	Exhibit 4(i)(p) to UDR, Inc.’s Form S‑3 Registration Statement (Registration No. 33‑55159) filed with the Commission on August 19, 1994.

4.07	Form of UDR, Inc. Fixed Rate Medium-Term Note, Series A.	Exhibit 4.01 to UDR, Inc.’s Current Report on Form 8‑K dated March 20, 2007 and filed with the Commission on March 22, 2007.

4.08	Form of UDR, Inc. Floating Rate Medium-Term Note, Series A.	Exhibit 4.02 to UDR, Inc.’s Current Report on Form 8‑K dated March 20, 2007 and filed with the Commission on March 22, 2007.

4.09	UDR, Inc. 4.25% Medium-Term Note, Series A due June 2018, issued May 23, 2011.	Exhibit 4.16 to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2013.

4.10	UDR, Inc. 4.625% Medium-Term Note, Series A due January 2022, issued January 10, 2012.	Exhibit 4.17 to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2013.

4.11	UDR, Inc. 3.70% Medium-Term Note, Series A due October 2020, issued September 26, 2013.	Exhibit 4.18 to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2013.

Exhibit	Description	Location
4.12	Indenture dated as of April 1, 1994, by and between UDR, Inc. and Nationsbank of Virginia, N.A., as trustee.	Exhibit 4(ii)(f)(1) to UDR, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 1994.

4.13	Supplemental Indenture dated as of August 20, 2009, by and between UDR, Inc. and U.S. Bank National Association, as trustee, to UDR, Inc.’s Indenture dated as of April 1, 1994.	Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8‑K dated August 20, 2009 and filed with the Commission on August 21, 2009.

4.14	Guaranty of United Dominion Realty, L.P. with respect to UDR, Inc.’s Indenture dated as of November 1, 1995.	Exhibit 99.1 to UDR, Inc.’s Current Report on Form 8‑K dated and filed with the Commission on September 30, 2010.

4.15	Guaranty of United Dominion Realty, L.P. with respect to UDR, Inc.’s Indenture dated as of October 12, 2006.	Exhibit 99.2 to UDR, Inc.’s Current Report on Form 8‑K dated and filed with the Commission on September 30, 2010.

4.16

First Supplemental Indenture among UDR, Inc., United Dominion Realty, L.P. and U.S. Bank National Association, as Trustee, dated as of May 3, 2011, relating to UDR, Inc.’s Medium-Term Notes, Series A, due Nine Months or More from Date of Issue.

Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8‑K filed with the Commission on May 4, 2011.

4.17	UDR, Inc. 3.75% Medium-Term Note, Series A due October 2024, issued June 26, 2014.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014.

4.18	UDR, Inc. 4.00% Medium-Term Note, Series A due October 2025, issued September 22, 2015.	Exhibit 4.23 to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2015.

4.19	UDR, Inc. 2.950% Medium-Term Note, Series A due September 2026, issued August 23, 2016.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2016.

4.20	UDR, Inc. 3.500% Medium-Term Note, Series A due July 2027, issued June 16, 2017.	Exhibit 10.2 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

4.21	UDR, Inc. 3.500% Medium-Term Note, Series A due January 2028, issued December 13, 2017.	Filed herewith.

10.01*	UDR, Inc. 1999 Long-Term Incentive Plan (as amended and restated February 2, 2017).	Exhibit 10.1 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.02*	Form of UDR, Inc. Restricted Stock Award Agreement under the 1999 Long-Term Incentive Plan.	Exhibit 10.2 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.03*	Form of UDR, Inc. Restricted Stock Award Agreement for awards outside of the 1999 Long-Term Incentive Plan.	Exhibit 99.3 to UDR, Inc.’s Current Report on Form 8‑K dated March 19, 2007 and filed with the Commission on March 19, 2007.

10.04*	Form of UDR, Inc. Notice of Performance Contingent Restricted Stock Award.	Exhibit 10.2 to UDR, Inc.’s Current Report on Form 8‑K dated May 2, 2006 and filed with the Commission on May 8, 2006.

Exhibit	Description	Location
10.05*	Description of UDR, Inc. Shareholder Value Plan.	Exhibit 10(x) to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 1999.

10.06*	Description of UDR, Inc. Executive Deferral Plan.	Exhibit 10(xi) to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 1999.

10.07*	Indemnification Agreement by and between UDR, Inc. and each of its directors and officers listed on Schedule A thereto.	Exhibit 10.7 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.08	Amended and Restated Master Credit Facility Agreement dated as of June 24, 2002 by and between UDR, Inc. and Green Park Financial Limited Partnership, as amended through February 14, 2007.	Exhibit 10.41 to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2006.

10.09	Limited Liability Company Agreement of UDR Texas Ventures LLC, a Delaware limited liability company, dated as of November 5, 2007.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8‑K dated November 5, 2007 and filed with the Commission on November 9, 2007.

10.10*	Letter Agreement between UDR, Inc. and Thomas M. Herzog, dated May 12, 2016.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8‑K dated May 12, 2016 and filed with the Commission on May 18, 2016.

10.11	Subordination Agreement dated as of April 16, 1998, by and between UDR, Inc. and United Dominion Realty, L.P.	Exhibit 10(vi)(a) to UDR, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 1998.

10.12

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

Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8‑K dated and filed with the Commission on September 1, 2011.

10.13	Credit Agreement, dated as of October 20, 2015, by and among UDR, Inc., as borrower, and the lenders and agents party thereto.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8‑K dated October 20, 2015 and filed with the Commission on October 26, 2015.

10.14	Guaranty of United Dominion Realty, L.P., dated as of October 20, 2015, with respect to the Credit Agreement, dated as of October 20, 2015.	Exhibit 10.2 to UDR, Inc.’s Current Report on Form 8‑K dated October 20, 2015 and filed with the Commission on October 26, 2015.

10.15	Aircraft Time Sharing Agreement dated as of November 11, 2016, by and between UDR, Inc. and Thomas W. Toomey.	Exhibit 10.16 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.16	Aircraft Time Sharing Agreement dated as of November 11, 2016, by and between UDR, Inc. and Warren L. Troupe.	Exhibit 10.17 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

Exhibit	Description	Location
10.17

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

Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8‑K dated July 29, 2014 and filed with the Commission on July 31, 2014.

10.18	Agreement of Limited Partnership of UDR Lighthouse DownREIT L.P., dated as of October 5, 2015, as amended.	Exhibit 10.21 to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2015.

10.19*	Class 1 LTIP Unit Award Agreement	Exhibit 10.22 to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2015.

10.20*	Notice of Class 2 LTIP Unit Award	Exhibit 10.23 to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2015.

10.21	First Amendment, dated January 20, 2017, to the Credit Agreement, dated as of October 20, 2015, by and among UDR, Inc., as borrower, and the lenders and agents party thereto.	Exhibit 10.24 to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2016.

10.22

Amendment No. 2, dated April 27, 2017, to the Third Amended and Restated Distribution Agreement, dated September 1, 2011 and as amended July 29, 2014, among the Company and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, and Wells Fargo Securities, LLC, as Agents, with respect to the issue and sale by UDR, Inc. of its Medium Term Notes, Series A Due Nine Months or More From Date of Issue.

Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated April 27, 2017 and filed with the commission on April 27, 2017.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of UDR, Inc.	Filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges of United Dominion Realty, L.P.	Filed herewith.

21	Subsidiaries of UDR, Inc. and United Dominion Realty, L.P.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm for UDR, Inc.	Filed herewith.

23.2	Consent of Independent Registered Public Accounting Firm for United Dominion Realty, L.P.	Filed herewith.

Exhibit	Description	Location
31.1	Rule 13a‑14(a) Certification of the Chief Executive Officer of UDR, Inc.	Filed herewith.

31.2	Rule 13a‑14(a) Certification of the Chief Financial Officer of UDR, Inc.	Filed herewith.

31.3	Rule 13a‑14(a) Certification of the Chief Executive Officer of United Dominion Realty, L.P.	Filed herewith.

31.4	Rule 13a‑14(a) Certification of the Chief Financial Officer of United Dominion Realty, L.P.	Filed herewith.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.	Filed herewith.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.	Filed herewith.

32.3	Section 1350 Certification of the Chief Executive Officer of United Dominion Realty, L.P.	Filed herewith.

32.4	Section 1350 Certification of the Chief Financial Officer of United Dominion Realty, L.P.	Filed herewith.

99.1	UDR Lighthouse DownREIT L.P. financial statements as required under Rule 3‑09 of Regulation S-X.	Filed herewith.

101

XBRL (Extensible Business Reporting Language). The following materials from this Annual Report on Form 10‑K for the period ended December 31, 2017, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., (vi) notes to consolidated financial statements of UDR, Inc., (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of comprehensive income/(loss) of United Dominion Realty, L.P.; (x) consolidated statements of changes in capital of United Dominion Realty, L.P., (xi) consolidated statements of cash flows of United Dominion Realty, L.P. and (xii) notes to consolidated financial statements of United Dominion Realty, L.P.

*Management Contract or Compensatory Plan or Arrangement

Item 16. FORM 10‑K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UDR, Inc.

Date: February 20, 2018	By:	/s/ Thomas W. Toomey
Thomas W. Toomey
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 20, 2018 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey	/s/ Katherine A. Cattanach
Thomas W. Toomey	Katherine A. Cattanach
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	Director

/s/ Joseph D. Fisher	/s/ Mary Ann King
Joseph D. Fisher	Mary Ann King
Senior Vice President and Chief Financial Officer	Director
(Principal Financial Officer)

/s/ Tracy L. Hofmeister	/s/ Robert P. Freeman
Tracy L. Hofmeister	Robert P. Freeman
Vice President – Chief Accounting Officer	Director
(Interim Principal Accounting Officer)

/s/ James D. Klingbeil	/s/ Jon A. Grove
James D. Klingbeil	Jon A. Grove
Lead Independent Director	Director

/s/ Lynne B. Sagalyn	/s/ Clint D. McDonnough
Lynne B. Sagalyn	Clint D. McDonnough
Vice Chair of the Board	Director

/s/ Robert A. McNamara
Robert A. McNamara
Director

/s/ Mark R. Patterson
Mark R. Patterson
Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED DOMINION REALTY, L.P.

	By:	UDR, Inc., its sole general partner

Date: February 20, 2018	By:	/s/ Thomas W. Toomey
Thomas W. Toomey
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 20, 2018 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey	/s/ Katherine A. Cattanach
Thomas W. Toomey	Katherine A. Cattanach
Chairman of the Board, Chief Executive Officer, and President of the General Partner	Director of the General Partner
(Principal Executive Officer)

/s/ Joseph D. Fisher	/s/ Mary Ann King
Joseph D. Fisher	Mary Ann King
Senior Vice President and Chief Financial Officer	Director of the General Partner
of the General Partner (Principal Financial Officer)

/s/ Tracy L. Hofmeister	/s/ Robert P. Freeman
Tracy L. Hofmeister	Robert P. Freeman
Vice President – Chief Accounting Officer of the General Partner	Director of the General Partner
(Interim Principal Accounting Officer)

/s/ James D. Klingbeil	/s/ Jon A. Grove
James D. Klingbeil	Jon A. Grove
Lead Independent Director of the General Partner	Director of the General Partner

/s/ Lynne B. Sagalyn	/s/ Clint D. McDonnough
Lynne B. Sagalyn	Clint D. McDonnough
Vice Chair of the Board of the General Partner	Director of the General Partner

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of UDR, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UDR, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income/(loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1984, but we are unable to determine the specific year.

Denver, Colorado
February 20, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of UDR, Inc.

Opinion on Internal Control over Financial Reporting

We have audited UDR, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, UDR, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income/(loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Denver, Colorado
February 20, 2018

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2017	2016
ASSETS
Real estate owned:
Real estate held for investment	$9,584,716	$9,271,847
Less: accumulated depreciation	(3,326,312)	(2,923,072)
Real estate held for investment, net	6,258,404	6,348,775
Real estate under development (net of accumulated depreciation of $3,854 and $0, respectively)	588,636	342,282
Real estate held for disposition (net of accumulated depreciation of $0 and $553, respectively)	—	1,071
Total real estate owned, net of accumulated depreciation	6,847,040	6,692,128
Cash and cash equivalents	2,038	2,112
Restricted cash	19,792	19,994
Notes receivable, net	19,469	19,790
Investment in and advances to unconsolidated joint ventures, net	720,830	827,025
Other assets	124,104	118,535
Total assets	$7,733,273	$7,679,584

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$803,269	$1,130,858
Unsecured debt, net	2,868,394	2,270,620
Real estate taxes payable	18,349	17,388
Accrued interest payable	33,432	29,257
Security deposits and prepaid rent	31,916	34,238
Distributions payable	91,455	86,936
Accounts payable, accrued expenses, and other liabilities	102,956	103,835
Total liabilities	3,949,771	3,673,132

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	948,138	909,482

Equity:
Preferred stock, no par value; 50,000,000 shares authorized:
8.00% Series E Cumulative Convertible; 2,780,994 and 2,796,903 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	46,200	46,457
Series F; 15,852,721 and 16,196,889 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	1	1
Common stock, $0.01 par value; 350,000,000 shares authorized:
267,822,069 and 267,259,469 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	2,678	2,673
Additional paid-in capital	4,651,205	4,635,413
Distributions in excess of net income	(1,871,603)	(1,585,825)
Accumulated other comprehensive income/(loss), net	(2,681)	(5,609)
Total stockholders’ equity	2,825,800	3,093,110
Noncontrolling interests	9,564	3,860
Total equity	2,835,364	3,096,970
Total liabilities and equity	$7,733,273	$7,679,584

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
REVENUES:
Rental income	$984,309	$948,461	$871,928
Joint venture management and other fees	11,482	11,400	22,710
Total revenues	995,791	959,861	894,638
OPERATING EXPENSES:
Property operating and maintenance	164,660	159,947	155,096
Real estate taxes and insurance	121,146	115,429	102,963
Property management	27,068	26,083	23,978
Other operating expenses	9,060	7,649	9,708
Real estate depreciation and amortization	430,054	419,615	374,598
General and administrative	48,566	49,761	59,690
Casualty-related charges/(recoveries), net	4,335	732	2,335
Other depreciation and amortization	6,408	6,023	6,679
Total operating expenses	811,297	785,239	735,047
Operating income	184,494	174,622	159,591
Income/(loss) from unconsolidated entities	31,257	52,234	62,329
Interest expense	(128,711)	(123,031)	(121,875)
Interest income and other income/(expense), net	1,971	1,930	1,551
Income/(loss) before income taxes and gain/(loss) on sale of real estate owned	89,011	105,755	101,596
Tax (provision)/benefit, net	240	3,774	3,886
Income/(loss) from continuing operations	89,251	109,529	105,482
Gain/(loss) on sale of real estate owned, net of tax	43,404	210,851	251,677
Net income/(loss)	132,655	320,380	357,159
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(10,933)	(27,282)	(16,773)
Net (income)/loss attributable to noncontrolling interests	(164)	(380)	(3)
Net income/(loss) attributable to UDR, Inc.	121,558	292,718	340,383
Distributions to preferred stockholders — Series E (Convertible)	(3,708)	(3,717)	(3,722)
Net income/(loss) attributable to common stockholders	$117,850	$289,001	$336,661

Income/(loss) per weighted average common share:
Basic	$0.44	$1.09	$1.30
Diluted	$0.44	$1.08	$1.29

Weighted average number of common shares outstanding:
Basic	267,024	265,386	258,669
Diluted	268,830	267,311	263,752

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income/(loss)	$132,655	$320,380	$357,159
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	1,802	3,514	(6,393)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	1,407	3,657	2,262
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	3,209	7,171	(4,131)
Comprehensive income/(loss)	135,864	327,551	353,028
Comprehensive (income)/loss attributable to noncontrolling interests	(11,378)	(27,764)	(16,468)
Comprehensive income/(loss) attributable to UDR, Inc.	$124,486	$299,787	$336,560

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except per share data)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2014	$46,571	$2,551	$4,223,747	$(1,528,917)	$(8,855)	$853	$2,735,950
Net income/(loss) attributable to UDR, Inc.	—	—	—	340,383	—	—	340,383
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	3	3
Other comprehensive income/(loss)	—	—	—	—	(3,823)	—	(3,823)
Issuance/(forfeiture) of common and restricted shares, net	—	3	10,191	—	—	—	10,194
Issuance of common shares through public offering	—	63	209,948	—	—	—	210,011
Conversion of Series E Cumulative Convertible Shares	(114)	—	114	—	—	—	—
Issuance of Series F Preferred Stock	1	—	—	—	—	—	1
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	1	3,816	—	—	—	3,817
Common stock distributions declared ($1.11 per share)	—	—	—	(289,500)	—	—	(289,500)
Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	(3,722)	—	—	(3,722)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(102,703)	—	—	(102,703)
Balance at December 31, 2015	46,458	2,618	4,447,816	(1,584,459)	(12,678)	856	2,900,611
Net income/(loss) attributable to UDR, Inc.	—	—	—	292,718	—	—	292,718
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	322	322
Disposition of noncontrolling interest of consolidated real estate	—	—	—	—	—	(1,155)	(1,155)
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	102	102
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	3,735	3,735
Other comprehensive income/(loss)	—	—	—	—	7,069	—	7,069
Issuance/(forfeiture) of common and restricted shares, net	—	2	4,973	—	—	—	4,975
Issuance of common shares through public offering	—	50	173,161	—	—	—	173,211
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	3	9,463	—	—	—	9,466
Common stock distributions declared ($1.18 per share)	—	—	—	(315,102)	—	—	(315,102)
Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	(3,717)	—	—	(3,717)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	24,735	—	—	24,735
Balance at December 31, 2016	46,458	2,673	4,635,413	(1,585,825)	(5,609)	3,860	3,096,970
Net income/(loss) attributable to UDR, Inc.	—	—	—	121,558	—	—	121,558
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	147	147
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	125	125
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	5,432	5,432
Other comprehensive income/(loss)	—	—	—	—	2,928	—	2,928
Issuance/(forfeiture) of common and restricted shares, net	—	1	437	—	—	—	438
Cumulative effect upon adoption of ASU 2016-09	—	—	558	(558)	—	—	—
Conversion of Series E Cumulative Convertible shares	(257)	—	257	—	—	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	4	14,540	—	—	—	14,544
Common stock distributions declared ($1.24 per share)	—	—	—	(331,974)	—	—	(331,974)
Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	(3,708)	—	—	(3,708)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(71,096)	—	—	(71,096)
Balance at December 31, 2017	$46,201	$2,678	$4,651,205	$(1,871,603)	$(2,681)	$9,564	$2,835,364

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

	Year Ended December 31,
	2017	2016	2015
Operating Activities
Net income/(loss)	$132,655	$320,380	$357,159
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	436,462	425,638	381,277
(Gain)/loss on sale of real estate owned, net of tax	(43,404)	(210,851)	(251,677)
(Income)/loss from unconsolidated entities	(31,257)	(52,234)	(62,329)
Return on investment in unconsolidated joint ventures	4,416	57,578	27,012
Amortization of share-based compensation	12,862	13,398	18,017
Other	20,467	24,142	3,410
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(8,771)	(29,038)	(4,652)
Increase/(decrease) in operating liabilities	(4,278)	(12,084)	(9,590)
Net cash provided by/(used in) operating activities	519,152	536,929	458,627

Investing Activities
Acquisition of real estate assets	(96,791)	(163,015)	(244,769)
Proceeds from sales of real estate investments, net	71,235	302,354	387,650
Development of real estate assets	(248,546)	(178,279)	(103,205)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(124,763)	(91,852)	(113,400)
Capital expenditures — non-real estate assets	(1,384)	(4,439)	(4,049)
Investment in unconsolidated joint ventures	(123,842)	(40,162)	(217,642)
Distributions received from unconsolidated joint ventures	116,329	66,116	32,279
Repayment/(issuance) of notes receivable, net	321	(3,000)	(2,325)
Net cash provided by/(used in) investing activities	(407,441)	(112,277)	(265,461)

Financing Activities
Payments on secured debt	(326,346)	(375,308)	(193,958)
Proceeds from the issuance of secured debt	—	50,000	127,600
Payments on unsecured debt	(300,000)	(95,053)	(325,540)
Proceeds from the issuance of unsecured debt	898,095	300,000	299,310
Net proceeds/(repayment) of revolving bank debt	417	(128,650)	(2,500)
Proceeds from the issuance of common shares through public offering, net	—	173,211	210,011
Distributions paid to redeemable noncontrolling interests	(31,089)	(29,688)	(10,654)
Distributions paid to preferred stockholders	(3,708)	(3,717)	(3,722)
Distributions paid to common stockholders	(327,793)	(308,923)	(283,168)
Other	(21,361)	(11,154)	(19,027)
Net cash provided by/(used in) financing activities	(111,785)	(429,282)	(201,648)
Net increase/(decrease) in cash and cash equivalents	(74)	(4,630)	(8,482)
Cash and cash equivalents, beginning of year	2,112	6,742	15,224
Cash and cash equivalents, end of year	$2,038	$2,112	$6,742

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$126,348	$124,635	$130,240
Cash paid/(refunds received) for income taxes	1,660	693	(1,014)
Non-cash transactions:
Transfer of investment in and advances to unconsolidated joint ventures to real estate owned	$140,549	$80,583	$—
Secured debt assumed in the consolidation of unconsolidated joint ventures	—	75,796	—
Fair value adjustment of secured debt assumed in the consolidation of unconsolidated joint ventures	—	4,228	—
Acquisition of communities in exchange for DownREIT units and assumption of debt	—	—	660,832
Acquisition of real estate	—	—	24,067
Fair value adjustment of debt acquired as part of acquisition of real estate	—	—	1,363
Vesting of LTIP Units	2,317	—	—
Development costs and capital expenditures incurred but not yet paid	43,930	46,285	20,375
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (389,033 shares in 2017; 260,292 shares in 2016; and 112,174 shares in 2015)	14,544	9,466	3,817
Dividends declared but not yet paid	91,455	86,936	80,368

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

1. CONSOLIDATION AND BASIS OF PRESENTATION

Organization and Formation

UDR, Inc. (“UDR,” the “Company,” “we,” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities generally in high barrier-to-entry markets located in the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. At December 31, 2017, our consolidated apartment portfolio consisted of 127 consolidated communities located in 19 markets consisting of 39,998 apartment homes. In addition, the Company has an ownership interest in 7,286 apartment homes through unconsolidated joint ventures.

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

The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of December 31, 2017 and 2016, there were 183,350,924 and 183,278,698 units, respectively, in the Operating Partnership (“OP Units”) outstanding, of which 174,237,688, or 95.0% and 174,230,084, or 95.1%, respectively, were owned by UDR and 9,113,236, or 5.0% and 9,048,614, or 4.9%, respectively, were owned by outside limited partners. As of December 31, 2017 and 2016, there were 32,367,380 units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 16,866,443, or 52.1% and 16,485,014, or 50.9%, respectively, were owned by UDR (of which, 13,470,651, or 41.6%, were held by the Operating Partnership for both periods) and 15,500,937, or 47.9% and 15,882,366, or 49.1%, respectively, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those in Note 3, Real Estate Owned and Note 6, Secured and Unsecured Debt, Net.

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging, Targeted Improvements to Accounting for Hedging Activities. The ASU aims to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The updated standard will be effective for the Company on January 1, 2019 and must be applied using a modified retrospective approach; however, early adoption of the ASU is permitted. The Company expects to early adopt the guidance on January 1, 2018, but does not expect the updated standard to have a material impact on the consolidated financial statements. Related disclosures will be updated pursuant to the requirements of the ASU.

In January 2017, the FASB issued ASU 2017‑01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The ASU changes the definition of a business to assist entities with evaluating whether a set of transferred assets is a business. As a result, the accounting for acquisitions of real estate could be impacted. The updated standard will be effective for the Company on January 1, 2018. The ASU will be applied prospectively to any transactions occurring after adoption. The Company expects that the updated standard will result in fewer acquisitions of real estate meeting the definition of a business and fewer acquisition-related costs being expensed in the period incurred.

In November 2016, the FASB issued ASU 2016‑18, Statement of Cash Flows (Topic 230), Restricted Cash. The ASU addresses the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

updated standard will be effective for the Company on January 1, 2018 and must be applied retrospectively to all periods presented. The Company does not expect the updated standard to have a material impact on the consolidated financial statements. Related disclosures will be updated pursuant to the requirements of the ASU.

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

In February 2016, the FASB issued ASU No. 2016‑02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods, but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparable period presented, with an option to elect certain transition relief. Full retrospective application is prohibited. The standard will be effective for the Company on January 1, 2019; however, early adoption of the ASU is permitted. While the Company is currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures, we expect to adopt the guidance on its effective date, at which time we anticipate recognizing right-of-use assets and related lease liabilities on our consolidated balance sheets related to ground leases for any communities where we are the lessee.

In January 2016, the FASB issued ASU No. 2016‑01, Financial Instruments – Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The updated standard requires certain equity securities to be measured at fair value on the balance sheet, with changes in fair value recognized in net income. The standard will be effective for the Company on January 1, 2018. The Company holds one investment in equity securities subject to the updated guidance. As the investment does not have a readily determinable fair value, the Company will elect the measurement alternative under which the investment will be measured at cost, less any impairment, plus or minus changes resulting from observable price changes for an identical or similar investment of the same issuer. However, the Company does not expect the updated standard to have a material impact on the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, including industry-specific revenue guidance. The standard specifically excludes lease contracts. The ASU allows for the use of either the full or modified retrospective transition method and will be effective for the Company on January 1, 2018, at which time the Company expects to adopt the updated standard using the modified retrospective approach. However, as the majority of the Company’s revenue is from rental income related to leases, the ASU will not have a material impact on the consolidated financial statements. Related disclosures will be provided and/or updated pursuant to the requirements of the ASU.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

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

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the years ended December 31, 2017,  2016, and 2015 were $8.8 million, $7.9 million and $6.3 million, respectively. During the years ended December 31, 2017,  2016, and 2015, total interest capitalized was $18.6 million, $16.5 million, and $16.1 million, respectively. As each

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion and depreciation commences over the estimated useful life.

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

Notes Receivable

The following table summarizes our notes receivable, net as of December 31, 2017 and 2016  (dollars in thousands):

	Interest rate at	Balance Outstanding
	December 31,	December 31,	December 31,
	2017	2017	2016
Note due February 2020 (a)	10.00%	$13,669	$12,994
Note due July 2017 (b)	—%	—	2,500
Note due October 2020 (c)	8.00%	2,000	1,296
Note due August 2022 (d)	10.00%	3,800	3,000
Total notes receivable, net		$19,469	$19,790

(a) The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $16.4 million. During the year ended December 31, 2017, the Company loaned $0.7 million. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the eighth anniversary of the date of the note (February 2020).

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

(b) At December 31, 2016, the Company had a secured note receivable with an unaffiliated third party with an aggregate commitment of $2.5 million. The outstanding balance was paid in full during the year ended December 31, 2017.

(c) The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $2.0 million, of which $2.0 million had been funded. During the year ended December 31, 2017, the Company loaned $0.7 million. Interest payments are due when the loan matures. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $10.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (October 2020).

(d) The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $10.0 million, of which $3.8 million has been funded. During the year ended December 31, 2017, the Company loaned $0.8 million. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $25.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) August 2022.

In September 2017, the terms of this secured note receivable were amended to reduce the aggregate commitment from $15.0 million to $10.0 million and to extend the maturity date of the note from the fifth anniversary of the note (April 2021) to August 2022.

During the years ended December 31, 2017,  2016, and 2015, the Company recognized $1.8 million, $1.8 million and $1.5 million, respectively, of interest income from notes receivable, none of which was related party interest income. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

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

In determining whether a joint venture or partnership is a variable interest entity, the Company considers: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including necessity of subordinated debt; estimates of future cash flows; ours and our partner’s ability to participate in the decision making related to acquisitions, disposition, budgeting and financing of the entity; obligation to absorb losses and preferential returns; nature of our partner’s primary operations; and the degree, if any, of disproportionality between the economic and voting interests of the entity. As of December 31, 2017, the Company did not determine any of our joint ventures or partnerships to be variable interest entities.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

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

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of December 31, 2017 and 2016, UDR’s net deferred tax asset was $0.1 million and $0.6 million, respectively.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

UDR had no material unrecognized tax benefit, accrued interest or penalties at December 31, 2017. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2014 through 2016 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, reducing the U.S. federal corporate income tax rate from 35% to 21%, among other changes. The SEC staff issued Staff Accounting Bulletin 118, which provides guidance on accounting for the tax effects of the Act for which the accounting under ASC 740, Income Taxes (“ASC 740”) is incomplete. To the extent that a company's accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before enactment of the Act.

As of December 31, 2017, we have completed our accounting for the tax effects of the Act, under which we recognized a one-time tax benefit of $1.1 million related to the recording of previously reserved receivables for REIT AMT credits that became refundable under the Act.

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

Advertising Costs

All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item Property operating and maintenance. During the years ended December 31, 2017,  2016, and 2015, total advertising expense was $6.2 million, $6.4 million, and $6.4 million, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

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

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the years ended December 31, 2017,  2016, and 2015, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 13, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the years ended December 31, 2017,  2016, and 2015 was $0.3 million, $0.1 million, and $(0.3) million, respectively.

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

Market Concentration Risk

The Company is subject to increased exposure from economic and other competitive factors specific to markets where the Company holds a significant percentage of the carrying value of its real estate portfolio. At December 31, 2017, the Company held greater than 10% of the carrying value of its real estate portfolio in each of the Orange County, California; Metropolitan D.C. and New York, New York markets.

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of December 31, 2017, the Company owned and consolidated 127 communities in 11 states plus the District of Columbia totaling 39,998 apartment

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of December 31, 2017 and 2016 (dollars in thousands):

	December 31,	December 31,
	2017	2016
Land	$1,780,229	$1,801,576
Depreciable property — held and used:
Land improvements	189,919	178,701
Building, improvements, and furniture, fixtures and equipment	7,614,568	7,291,570
Under development:
Land and land improvements	109,468	111,028
Building, improvements, and furniture, fixtures and equipment	483,022	231,254
Real estate held for disposition:
Land and land improvements	—	1,104
Building, improvements, and furniture, fixtures and equipment	—	520
Real estate owned	10,177,206	9,615,753
Accumulated depreciation	(3,330,166)	(2,923,625)
Real estate owned, net	$6,847,040	$6,692,128

Acquisitions

In October 2017, the Company acquired an operating community located in Denver, Colorado with a total of 218 apartment homes and 17,000 square feet of retail space for a purchase price of approximately $141.5 million. The Company consolidated the operating community and accounted for the consolidation as a business combination. As a result of the consolidation, the Company increased its real estate owned by approximately $139.0 million, recorded approximately $2.5 million of in-place lease intangibles and recorded a gain on consolidation of approximately $14.8 million, which is included in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations. The acquisition will be fully or partially funded with tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986 (“Section 1031 exchanges”). Prior to acquiring the community, the Company had provided $93.5 million as a participating loan investment to the third-party developer and was entitled to receive, in addition to repayment of principal and interest, contingent interest equal to 50% of the sum of the amount the property was sold for less construction and closing costs, which equaled approximately $14.9 million. The Company had previously accounted for its participating loan investment as an unconsolidated joint venture (see Note 5, Joint Ventures and Partnerships).

In January 2017, the Company exercised its fixed-price option to purchase its joint venture partner’s ownership interest in a 244 home operating community in Seattle, Washington, thereby increasing its ownership interest from 49% to 100%, for a cash purchase price of approximately $66.0 million. As a result, the Company consolidated the operating community. The Company had previously accounted for its 49% ownership interest as a preferred equity investment in an unconsolidated joint venture (see Note 5, Joint Ventures and Partnerships). As a result of the consolidation, the Company increased its real estate owned by approximately $97.0 million, recorded approximately $1.7 million of in-place lease intangibles and recorded a gain on consolidation of $12.2 million, which is included in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations.

In November 2016, the Company acquired an operating community in Redmond, Washington with 177 apartment homes for approximately $70.5 million, which was funded with Section 1031 exchanges.

In October 2016, the Company increased its ownership from 50% to 100% in two operating communities located in Bellevue, Washington with a total of 331 apartment homes for approximately $70.3 million in cash, which was funded with tax-deferred Section 1031 exchanges and the assumption of an incremental $37.9 million of secured debt with a weighted average interest rate of 3.67%. As a result, the Company consolidated the operating communities. The Company had previously accounted for its 50% ownership interest as an unconsolidated joint venture. The Company accounted for the acquisition as a business combination resulting in a gain on consolidation of approximately $36.4 million. As a result of the consolidation, the Company increased its real estate owned by $215.0 million and secured debt by $80.0 million.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

In August 2016, the Company increased its ownership interest from 5% to 100% in a parcel of land in Dublin, California for a purchase price of approximately $8.5 million. As a result, the Company consolidated the parcel of land. UDR had previously accounted for its 5% interest in the parcel of land as an unconsolidated joint venture. The Company accounted for the consolidation as an asset acquisition resulting in no gain or loss upon consolidation and increased our real estate owned by $8.9 million.

In June 2016, the Company increased its ownership interest from 50% to 100% in a parcel of land in Los Angeles, California for a purchase price of approximately $20.1 million. As a result, the Company consolidated the parcel of land. UDR had previously accounted for its 50% interest in the parcel of land as an unconsolidated joint venture. The Company accounted for the consolidation as an asset acquisition resulting in no gain or loss upon consolidation and increased our real estate owned by $31.1 million. Subsequent to the acquisition, the Company entered into a triple-net operating ground lease for the parcel of land at market terms with a third-party developer. The lessee plans to construct a multi-family community on the parcel of land. The ground lease provides the ground lessee with options to buy the fee interest in the parcel of land. The lease term is 49 years plus two 25‑year extension options, does not transfer ownership to the lessee, and does not include a bargain purchase option.

The Company incurred $0.4 million, $0.2 million and $2.1 million of acquisition-related costs during the years ended December 31, 2017,  2016, and 2015, respectively. These expenses are reported within the line item General and administrative on the Consolidated Statements of Operations.

Dispositions

In December 2017, the Company sold two operating communities with a total of 218 apartment homes in Orange County, California and Carlsbad, California for gross proceeds of $69.0 million, resulting in net proceeds of $68.0 million and a gain of $41.3 million.

In February 2017, the Company sold a parcel of land in Richmond, Virginia for gross proceeds of $3.5 million, resulting in net proceeds of $3.3 million and a gain of $2.1 million.

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

In February 2018, the Company sold an operating community in Orange County, California with a total of 264 apartment homes for gross proceeds of $90.5 million and an expected GAAP gain of $70.3 million. The proceeds were designated for a tax-deferred Section 1031 exchange.

Other Activity

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of December 31, 2017 and 2016 (dollars in thousands):

				Number of
		Number of		Apartment
		Properties		Homes	Investment at		UDR’s Ownership Interest
	Location of	December 31,		December 31,	December 31,	December 31,	December 31,	December 31,
Joint Venture	Properties	2017		2017	2017	2016	2017	2016
Operating and development:
UDR/MetLife I	Los Angeles, CA	1	development community (a)	150	$34,653	$25,209	50.0%	50.0%
UDR/MetLife II (b)	Various	18	operating communities	4,059	303,702	311,282	50.0%	50.0%
Other UDR/MetLife	Various	4	operating communities;	1,437	135,563	160,979	50.6%	50.6%
Development Joint Ventures		1	development community (a)
UDR/MetLife Vitruvian Park®	Addison, TX	3	operating communities;	1,513	78,404	72,414	50.0%	50.0%
		1	development community (a);
		5	land parcels
UDR/KFH	Washington, D.C.	3	operating communities	660	8,958	12,835	30.0%	30.0%
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment, preferred equity investments and other investments					$561,280	$582,719

					Investment at		Income from investments
			Years To	UDR	December 31,	December 31,	Year Ended December 31,
Developer Capital Program (c)	Location	Rate	Maturity	Commitment	2017	2016	2017	2016	2015
Participating loan investment:
Steele Creek (d)	Denver, CO	—%	—	$—	$—	$94,003	$19,523	$6,213	$5,453
Preferred equity investments:
West Coast Development Joint Ventures (e)	Various	6.5%	N/A	—	102,142	150,303	23,557	4,561	3,692
1532 Harrison (f)	San Francisco, CA	11.0%	4.5	24,645	11,346	—	511	—	—
1200 Broadway (g)	Nashville, TN	8.0%	4.8	55,558	18,011	—	370	—	—
Other investments:
The Portals (h)	Washington, D.C.	11.0%	3.4	38,559	26,535	—	839	—	—
Other investment ventures	N/A	N/A	N/A	$15,000	1,516	—	$(30)	$—	$—
Total Developer Capital Program					159,550	244,306
Total investment in and advances to unconsolidated joint ventures, net					$720,830	$827,025

(a)

The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes upon completion of development. As of December 31, 2017, 190 apartment homes had been completed in Other UDR/MetLife Development Joint Ventures and no apartment homes had been completed in UDR/MetLife I or in UDR/MetLife Vitruvian Park®.

(b)

In September 2015, the 717 Olympic community, which is owned by the UDR/MetLife II joint venture, experienced extensive water damage due to a ruptured water pipe. For the years ended December 31, 2017, 2016, and 2015, the Company recorded casualty-related charges/(recoveries) of $(0.9) million, $(3.8) million, and $2.5 million, respectively, representing its proportionate share of the total charges/(recoveries) recognized.

(c)

The Developer Capital Program is a program through which the Company makes investments, including preferred equity investments, mezzanine loans or other structured investments, that may receive a fixed yield on the investment and that may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property and/or holds fixed price purchase options.

(d)	In October 2017, the Company acquired the Steele Creek community for a purchase price of approximately $141.5 million (see Note 3, Real Estate Owned).
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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

At inception of the agreement, the Company had a fixed-price option to acquire the remaining interest in each community beginning one year after completion. If the options are exercised for all five communities, the Company’s total purchase price will be $597.4 million. In the event the Company does not exercise its options to purchase at least two communities, the unaffiliated joint venture partner will be entitled to earn a contingent disposition fee equal to a 6.5% return on its implied equity in the communities not acquired. The unaffiliated joint venture partner is providing certain guaranties and at the inception of the agreement there are construction loans on all five communities.

In January 2017, the Company exercised its fixed-price option to purchase the joint venture partner’s ownership interest in one of the five communities, a 244 home operating community in Seattle, Washington, thereby increasing its ownership interest from 49% to 100%, for a cash purchase price of approximately $66.0 million. As a result, the Company consolidated the operating community and it is no longer accounted for as a preferred equity investment in an unconsolidated joint venture (see Note 3, Real Estate Owned). As a result of the consolidation, the Company recorded a gain on consolidation of $12.2 million, which is included in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations. In connection with the purchase, the construction loan on the community was paid in full.

In August 2017, the joint venture sold one of the four remaining communities, a 211 home operating community in Seattle, Washington for a sales price of approximately $101.3 million. As a result, the Company recorded a gain on the sale of approximately $2.1 million, which is included in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations.

In November 2017, the joint venture sold one of the three remaining communities, a 399 home operating community in Anaheim, California for a sales price of approximately $148.0 million. As a result, the Company recorded a gain on the sale of approximately $5.5 million, which is included in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations.

As of December 31, 2017, construction was completed on one of the two remaining communities. The completed community has achieved stabilization and the Company receives income and expenses based on its ownership percentage. The other community is still under construction and the Company continues to receive a 6.5% preferred return on its investment in that community.

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

The Company’s recorded equity investment in the West Coast Development Joint Ventures at December 31, 2017 and 2016 of $102.1 million and $150.3 million, respectively, is inclusive of outside basis costs and our accrued but unpaid preferred return.

(f)

In June 2017, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 136 apartment home community in San Francisco, California. The Company’s preferred equity investment of up to $24.6 million earns a preferred return of 11.0% per annum. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. As of December 31, 2017, the Company had contributed approximately $11.3 million to the joint venture. The Company has concluded it does

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

not control the joint venture and accounts for it under the equity method of accounting.
(g)

In September 2017, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 313 apartment home community in Nashville, Tennessee. The Company’s preferred equity investment of up to $55.6 million earns a preferred return of 8.0% per annum and receives a variable percentage of the value created from the project upon a capital or liquidating event. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. As of December 31, 2017, the Company had contributed approximately $18.0 million to the joint venture. The Company has concluded it does not control the joint venture and accounts for it under the equity method of accounting.

(h)

In May 2017, the Company entered into a joint venture agreement with an unaffiliated joint venture partner. The joint venture has made a mezzanine loan to a third-party developer of a 373 apartment home community in Washington, D.C. The unaffiliated joint venture partner is the managing member of the joint venture. The mezzanine loan is for up to $71.0 million at an interest rate of 13.5% per annum and carries a term of four years with one,  12-month extension option. The Company’s investment commitment to the joint venture is approximately $38.6 million and earns a weighted average return rate of approximately 11.0% per annum. As of December 31, 2017, the Company had contributed approximately $26.5 million to the joint venture. The Company has concluded it does not control the joint venture and accounts for it under the equity method of accounting.

As of December 31, 2017 and 2016, the Company had deferred fees and deferred profit of $10.9 million and $9.5 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $11.4 million, $11.3 million, and $11.3 million during each of the years ended December 31, 2017,  2016, and 2015, respectively, for our management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the years ended December 31, 2017,  2016, and 2015.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

Condensed summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share), is presented below for the years ended December 31, 2017, 2016, and 2015 (dollars in thousands):

			Other	UDR/
			UDR/MetLife	MetLife		West Coast
As of and For the	UDR/	UDR/	Development	Vitruvian		Development
Year Ended December 31, 2017	MetLife I	MetLife II	Joint Ventures	Park®	UDR/KFH	Joint Ventures	Total
Condensed Statements of Operations:
Total revenues	$—	$156,920	$48,032	$23,025	$20,327	$18,812	$267,116
Property operating expenses	93	52,450	21,908	11,839	8,159	9,520	103,969
Real estate depreciation and amortization	—	45,144	32,625	7,169	14,480	7,387	106,805
Operating income/(loss)	(93)	59,326	(6,501)	4,017	(2,312)	1,905	56,342
Interest expense	—	(50,603)	(13,894)	(5,030)	(5,264)	(4,038)	(78,829)
Gain/(loss) on the sale of real estate	(17)	(609)	—	—	—	72,216	71,590
Net income attributable to noncontrolling interest	—	—	—	—	—	439	439
Net income/(loss)	$(110)	$8,114	$(20,395)	$(1,013)	$(7,576)	$69,644	$48,664

Condensed Balance Sheets:
Total real estate, net	$108,958	$1,641,338	$687,492	$299,420	$195,625	$252,352	$3,185,185
Cash and cash equivalents	514	11,947	8,596	7,612	829	4,214	33,712
Other assets	2	10,830	4,290	1,972	905	979	18,978
Total assets	109,474	1,664,115	700,378	309,004	197,359	257,545	3,237,875
Amount due to/(from) UDR	514	(4,207)	413	1,311	229	288	(1,452)
Third party debt, net	30,555	1,108,156	443,147	131,281	165,801	126,626	2,005,566
Accounts payable and accrued liabilities	12,186	19,477	14,590	15,620	1,516	17,101	80,490
Total liabilities	43,255	1,123,426	458,150	148,212	167,546	144,015	2,084,604
Total equity	$66,219	$540,689	$242,228	$160,792	$29,813	$113,530	$1,153,271

			Other	UDR/
			UDR/MetLife	MetLife		West Coast
As of and For the	UDR/	UDR/	Development	Vitruvian		Development
Year Ended December 31, 2016	MetLife I	MetLife II	Joint Ventures	Park®	UDR/KFH	Joint Ventures	Total
Condensed Statements of Operations:
Total revenues	$278	$169,175	$18,090	$22,916	$19,997	$12,174	$242,630
Property operating expenses	552	52,322	11,655	11,730	7,828	7,117	91,204
Real estate depreciation and amortization	52	46,135	16,353	6,835	14,444	6,218	90,037
Operating income/(loss)	(326)	70,718	(9,918)	4,351	(2,275)	(1,161)	61,389
Interest expense	—	(51,173)	(6,164)	(5,095)	(5,369)	(2,166)	(69,967)
Income/(loss) from discontinued operations	(375)	34,201	—	—	—	—	33,826
Net income attributable to noncontrolling interest	—	—	—	—	—	(62)	(62)
Net income/(loss)	$(701)	$53,746	$(16,082)	$(744)	$(7,644)	$(3,265)	$25,310

Condensed Balance Sheets:
Total real estate, net	$50,656	$1,672,842	$698,694	$270,770	$208,105	$373,449	$3,274,516
Cash and cash equivalents	1,940	13,272	8,991	7,012	1,288	7,469	39,972
Other assets	1,641	11,370	2,744	2,266	1,026	2,246	21,293
Total assets	54,237	1,697,484	710,429	280,048	210,419	383,164	3,335,781
Amount due to/(from) UDR	155	(4,711)	3,082	1,566	429	274	795
Third party debt, net	—	1,128,379	375,597	124,716	165,687	206,525	2,000,904
Accounts payable and accrued liabilities	5,211	19,996	32,484	7,303	1,397	10,994	77,385
Total liabilities	5,366	1,143,664	411,163	133,585	167,513	217,793	2,079,084
Total equity	$48,871	$553,820	$299,266	$146,463	$42,906	$165,371	$1,256,697

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

			Other	UDR/
			UDR/MetLife	MetLife		West Coast
For the	UDR/	UDR/	Development	Vitruvian		Development
Year Ended December 31, 2015	MetLife I	MetLife II	Joint Ventures	Park®	UDR/KFH	Joint Ventures	Texas	Total
Condensed Statements of Operations:
Total revenues	$541	$170,062	$7,634	$22,139	$19,338	$200	$—	$219,914
Property operating expenses	906	63,516	3,826	11,519	7,733	4,065	—	91,565
Real estate depreciation and amortization	818	46,616	6,897	6,639	14,522	102	—	75,594
Operating income/(loss)	(1,183)	59,930	(3,089)	3,981	(2,917)	(3,967)	—	52,755
Interest expense	—	(52,037)	(2,566)	(4,848)	(5,539)	—	—	(64,990)
Income/(loss) from discontinued operations	(20)	—	—	—	—	—	184,138	184,118
Net income attributable to noncontrolling interest	—	—	—	—	—	(1)	—	(1)
Net income/(loss)	$(1,203)	$7,893	$(5,655)	$(867)	$(8,456)	$(3,966)	$184,138	$171,884

Other than the West Coast Development Joint Ventures, the condensed summary financial information relating to the entities in which we have an interest through the Developer Capital Program is not included in the tables above. As of and for the year ended December 31, 2017, combined total assets, liabilities, equity, revenues, and expenses for such entities were $79.1 million, $0.8 million, $78.3 million, $7.8 million, and $9.5 million, respectively. As of and for the year ended December 31, 2016, combined total assets, liabilities, equity, revenues, and expenses for such entities were $93.8 million, $95.2 million, $(1.4) million, $8.5 million, and $12.2 million, respectively. For the year ended December 31, 2015, combined total revenues and expenses for such entities were $3.6 million and $7.9 million, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

6. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at December 31, 2017 and 2016  (dollars in thousands):

	Principal Outstanding		As of December 31, 2017
			Weighted	Weighted
			Average	Average	Number of
	December 31,	December 31,	Interest	Years to	Communities
	2017	2016	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$395,611	$402,996	4.04%	5.3	7
Fannie Mae credit facilities (b)	285,836	355,836	4.86%	2.0	8
Deferred financing costs	(1,670)	(2,681)
Total fixed rate secured debt, net	679,777	756,151	4.39%	3.9	15
Variable Rate Debt
Tax-exempt secured notes payable (c)	94,700	94,700	1.90%	5.2	2
Fannie Mae credit facilities (b)	29,034	280,946	2.92%	0.9	1
Deferred financing costs	(242)	(939)
Total variable rate secured debt, net	123,492	374,707	2.14%	4.2	3
Total Secured Debt, net	803,269	1,130,858	4.04%	4.0	18
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due January 2020 (d) (k)	—	—	—%	2.1
Borrowings outstanding under unsecured commercial paper program due February 2018 (e) (k)	300,000	—	1.96%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2019 (f)	21,767	21,350	2.46%	1.0
Term Loan Facility due January 2021 (d) (k)	35,000	35,000	2.31%	3.1
Fixed Rate Debt
4.25% Medium-Term Notes due June 2018 (net of discounts of $0 and $608, respectively) (g) (k)	—	299,392	—%	—
3.70% Medium-Term Notes due October 2020 (net of discounts of $22 and $30, respectively) (k)	299,978	299,970	3.70%	2.8
1.98% Term Loan Facility due January 2021 (d) (k)	315,000	315,000	1.98%	3.1
4.63% Medium-Term Notes due January 2022 (net of discounts of $1,446 and $1,805, respectively) (k)	398,554	398,195	4.63%	4.0
3.75% Medium-Term Notes due July 2024 (net of discounts of $678 and $782, respectively) (k)	299,322	299,218	3.75%	6.5
8.50% Debentures due September 2024	15,644	15,644	8.50%	6.7
4.00% Medium-Term Notes due October 2025 (net of discounts of $534 and $602, respectively) (h) (k)	299,466	299,398	4.00%	7.8
2.95% Medium-Term Notes due September 2026 (k)	300,000	300,000	2.95%	8.7
3.50% Medium-Term Notes due July 2027 (net of discounts of $670 and $0, respectively) (i) (k)	299,330	—	3.50%	9.5
3.50% Medium-Term Notes due January 2028 (net of discounts of $1,191 and $0, respectively) (j) (k)	298,809	—	3.50%	10.0
Other	19	21
Deferred financing costs	(14,495)	(12,568)
Total Unsecured Debt, net	2,868,394	2,270,620	3.43%	5.7
Total Debt, net	$3,671,663	$3,401,478	3.65%	5.3

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of December 31, 2017, secured debt encumbered $1.7 billion or

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

16.8% of UDR’s total real estate owned based upon gross book value ($8.5 billion or 83.2% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At December 31, 2017, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from May 2019 through November 2026 and carry interest rates ranging from 3.15% to 5.86%.

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the life of the underlying debt instrument.

During the years ended December 31, 2017,  2016, and 2015, the Company had $3.0 million, $2.9 million, and $5.3 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $8.2 million and $11.2 million at December 31, 2017 and 2016, respectively.

(b) UDR had two secured credit facilities with Fannie Mae with an aggregate commitment of $314.9 million at December 31, 2017. The Fannie Mae credit facilities mature at various dates from December 2018 through July 2020 and bear interest at floating and fixed rates. At December 31, 2017,  $285.8 million of the outstanding balance was fixed and had a weighted average interest rate of 4.86% and the remaining balance of $29.0 million had a weighted average variable interest rate of 2.92%.

During the year ended December 31, 2017, the Company prepaid $275.3 million of its secured credit facilities with borrowings under the Company’s unsecured commercial paper program and proceeds from the issuance of senior unsecured medium-term notes. The Company incurred prepayment costs of $5.8 million during the year ended December 31, 2017, which were included in Interest expense on the Consolidated Statements of Operations.

Further information related to these credit facilities is as follows (dollars in thousands):

	December 31,	December 31,
	2017	2016
Borrowings outstanding	$314,870	$636,782
Weighted average borrowings during the period ended	416,653	737,802
Maximum daily borrowings during the period ended	636,782	813,544
Weighted average interest rate during the period ended	4.3%	3.9%
Weighted average interest rate at the end of the period	4.7%	3.8%

(c) The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature in August 2019 and March 2032. Interest on these notes is payable in monthly installments. The variable rate mortgage notes have interest rates ranging from 1.71% to 1.98% as of December 31, 2017.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

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

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at December 31, 2017 and 2016 (dollars in thousands):

	December 31,	December 31,
	2017	2016
Total revolving credit facility	$1,100,000	$1,100,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	2,274	161,505
Maximum daily borrowings during the period ended	120,000	340,000
Weighted average interest rate during the period ended	1.6%	1.4%
Interest rate at end of the period	—%	—%

(1)	Excludes $3.3 million and $2.9 million of letters of credit at December 31, 2017 and 2016, respectively.

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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at December 31, 2017 and 2016 (dollars in thousands):

	December 31,	December 31,
	2017	2016
Total unsecured commercial paper program	$500,000	$—
Borrowings outstanding at end of period	300,000	—
Weighted average daily borrowings during the period ended	238,810	—
Maximum daily borrowings during the period ended	390,000	—
Weighted average interest rate during the period ended	1.4%	—%
Interest rate at end of the period	2.0%	—%

(f) The Company has a working capital credit facility, which provides for a $75.0 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 1, 2019. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to LIBOR plus a margin of 90 basis points. Depending on the Company’s credit rating, the margin ranges from 85 to 155 basis points. In February 2018, the Company amended the working capital credit facility to extend the scheduled maturity date to January 2021. The maximum borrowing capacity and interest rate were unchanged by the amendment.

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at December 31, 2017 and 2016 (dollars in thousands):

	December 31,	December 31,
	2017	2016
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	21,767	21,350
Weighted average daily borrowings during the period ended	26,993	21,936
Maximum daily borrowings during the period ended	68,207	69,633
Weighted average interest rate during the period ended	2.0%	1.4%
Interest rate at end of the period	2.5%	1.7%

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

(g) During the year ended December 31, 2017, the Company redeemed its $300.0 million 4.25% senior unsecured medium-term notes due June 1, 2018, primarily with borrowings under its $300.0 million 3.50% senior unsecured medium-term notes issued on December 13, 2017. The Company incurred prepayment costs of $3.4 million during the year ended December 31, 2017, which were included in Interest expense on the Consolidated Statement of Operations.

(h) The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $200.0 million of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 4.55%.

(i) On June 16, 2017, the Company issued $300.0 million of 3.50% senior unsecured medium-term notes due July 1, 2027. Interest is payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2018. The notes were priced at 99.764% of the principal amount at issuance. The Company used the net proceeds for the repayment of outstanding indebtedness and for general corporate purposes.

(j) On December 13, 2017, the Company issued $300.0 million of 3.50% senior unsecured medium-term notes due January 15, 2028. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. The notes were priced at 99.601% of the principal amount at issuance. The Company used the net proceeds for the repayment of debt, including funding the redemption of its $300.0 million 4.25% senior unsecured medium-term notes due in June 2018, and for general corporate purposes.

(k) The Operating Partnership is a guarantor of this debt.

The aggregate maturities, including amortizing principal payments of secured and unsecured debt, of total debt for the next ten years subsequent to December 31, 2017 are as follows (dollars in thousands):

	Total Fixed	Total Variable	Total	Total	Total
Year	Secured Debt	Secured Debt	Secured Debt	Unsecured Debt	Debt
2018	$4,636	$29,034	$33,670	$300,000	$333,670
2019	249,395	67,700	317,095	21,767	338,862
2020	198,076	—	198,076	300,000	498,076
2021	1,117	—	1,117	350,000	351,117
2022	1,157	—	1,157	400,000	401,157
2023	41,245	—	41,245	—	41,245
2024	—	—	—	315,644	315,644
2025	127,600	—	127,600	300,000	427,600
2026	50,000	—	50,000	300,000	350,000
2027	—	—	—	300,000	300,000
Thereafter	—	27,000	27,000	300,000	327,000
Subtotal	673,226	123,734	796,960	2,887,411	3,684,371
Non-cash (a)	6,551	(242)	6,309	(19,017)	(12,708)
Total	$679,777	$123,492	$803,269	$2,868,394	$3,671,663

(a)

Includes the unamortized balance of fair market value adjustments, premiums/discounts, and deferred financing costs. For the years ended December 31, 2017 and 2016, the Company amortized $4.3 million and $4.5 million, respectively, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at December 31, 2017.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

7. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator for income/(loss) per share:
Income/(loss) from continuing operations	$89,251	$109,529	$105,482
Gain/(loss) on sale of real estate owned, net of tax	43,404	210,851	251,677
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(10,933)	(27,282)	(16,773)
Net (income)/loss attributable to noncontrolling interests	(164)	(380)	(3)
Net income/(loss) attributable to UDR, Inc.	121,558	292,718	340,383
Distributions to preferred stockholders — Series E (Convertible)	(3,708)	(3,717)	(3,722)
Income/(loss) attributable to common stockholders - basic	117,850	289,001	336,661
Dilutive distributions to preferred stockholders - Series E (Convertible)	—	—	3,722
Income/(loss) attributable to common stockholders - diluted	$117,850	$289,001	$340,383

Denominator for income/(loss) per share:
Weighted average common shares outstanding	267,567	266,211	259,873
Non-vested restricted stock awards	(543)	(825)	(1,204)
Denominator for basic income/(loss) per share	267,024	265,386	258,669
Incremental shares issuable from assumed conversion of dilutive preferred stock, stock options, unvested LTIP Units and unvested restricted stock	1,806	1,925	5,083
Denominator for diluted income/(loss) per share	268,830	267,311	263,752

Income/(loss) per weighted average common share:
Basic	$0.44	$1.09	$1.30
Diluted	$0.44	$1.08	$1.29

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the years ended December 31, 2017 and 2016, the effect of the conversion of the OP Units, DownREIT Units, LTIP Units and the Company’s Series E preferred stock was not dilutive, and therefore not included in the above calculations. For the year ended December 31, 2015, the effect of the conversion of the OP Units and DownREIT Units was not dilutive, and therefore not included in the above calculations.

For the year ended December 31, 2017, the Company did not enter into any forward purchase agreements under its continuous equity program.

The following table sets forth the additional shares of common stock outstanding by equity instrument if converted to common stock for each of the years ended December 31, 2017,  2016, and 2015 (shares in thousands):

	Year Ended December 31,
	2017	2016	2015
OP/DownREIT Units	24,821	25,130	12,947
Convertible preferred stock	3,021	3,028	3,032
Stock options, unvested LTIP Units and unvested restricted stock	1,806	1,925	2,051

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

8. STOCKHOLDERS’ EQUITY

UDR has an effective registration statement that allows the Company to sell an undetermined number of debt and equity securities as defined in the prospectus. The Company had the ability to issue 350,000,000 shares of common stock and 50,000,000 shares of preferred shares as of December 31, 2017.

The following table presents the changes in the Company’s issued and outstanding shares of common and preferred stock for the years ended December 31, 2017,  2016 and 2015

	Common	Preferred Stock
	Stock	Series E	Series F
Balance at December 31, 2014	255,114,603	2,803,812	2,464,183
Issuance/(forfeiture) of common and restricted shares, net	270,628	—	—
Issuance of common shares through public offering	6,339,636	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	112,174	—	—
Conversion of Series E Cumulative Convertible shares	7,480	(6,909)	—
Issuance of Series F shares	—	—	13,988,313
Balance at December 31, 2015	261,844,521	2,796,903	16,452,496
Issuance/(forfeiture) of common and restricted shares, net	154,656	—	—
Issuance of common shares through public offering	5,000,000	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	4,685	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the DownREIT Partnership	255,607	—	—
Forfeiture of Series F shares	—	—	(255,607)
Balance at December 31, 2016	267,259,469	2,796,903	16,196,889
Issuance/(forfeiture) of common and restricted shares, net	69,788	—	—
Issuance of common shares upon exercise of stock options	86,554
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	7,604	—	—
Conversion of Series E Cumulative Convertible shares	17,225	(15,909)
Adjustment for conversion of noncontrolling interest of unitholders in the DownREIT Partnership	381,429	—	—
Forfeiture of Series F shares	—	—	(344,168)
Balance at December 31, 2017	267,822,069	2,780,994	15,852,721

Common Stock

The Company has an equity distribution agreement which allows it from time to time, through its sales agents, to offer and sell up to 20,000,000 shares of its common stock. Sales of such shares will be made by means of ordinary brokers’ transactions on the NYSE at market prices. In July 2017, the Company updated its equity distribution agreement to also permit the entry into separate forward sales agreements to or through its forward purchasers. As of December 31, 2017,  13,078,931 shares were available for sale under the continuous equity program.

During the year ended December 31, 2017, the Company entered into the following equity transactions for our common stock:

•	Issued 322,352 shares of common stock through the Company’s 1999 Long-Term Incentive Plan (the “LTIP”);
•	Converted 7,604 OP Units into Company common stock;
•	Converted 381,429 DownREIT Units into Company common stock, resulting in the forfeiture of 344,168 Series F Preferred Shares; and

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

•	Converted 15,909 Series E Cumulative Convertible shares into 17,225 share of common stock.

Distributions are subject to the approval of the Board of Directors and are dependent upon our strategy, financial condition and operating results. UDR’s common distributions for the years ended December 31, 2017,  2016, and 2015 totaled $1.24,  $1.18, and $1.11 per share, respectively.

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

Distributions declared on the Series E for the years ended December 31, 2017,  2016, and 2015 were $1.33 per share. The Series E is not listed on any exchange. At December 31, 2017 and 2016, a total of 2,780,994 and  2,796,903 shares of the Series E were outstanding, respectively.

UDR is authorized to issue up to 20,000,000 shares of the Series F Preferred Stock (“Series F”). The Series F may be purchased by holders of OP Units and DownREIT Units, at a purchase price of $0.0001 per share. OP/DownREIT Unitholders are entitled to subscribe for and purchase one share of UDR’s Series F for each OP/DownREIT Unit held. In connection with the acquisition of the six properties from Home OP and the formation of the DownREIT Partnership in October 2015, the Company issued 13,988,313 Series F shares to former limited partners of the Home OP, which had the right to subscribe for one share of Series F for each DownREIT Unit issued in connection with the acquisitions. During the years ended December 31, 2017 and 2016, 344,168 and 255,607 of the Series F shares were forfeited upon the conversion of DownREIT Units into Company common stock, respectively.

At December 31, 2017 and 2016, a total of 15,852,721 and 16,196,889 shares, respectively, of the Series F were outstanding with an aggregate purchase value of $1,585 and  $1,620, respectively. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to dividends or any other rights, privileges or preferences.

Distribution Reinvestment and Stock Purchase Plan

UDR’s Distribution Reinvestment and Stock Purchase Plan (the “Stock Purchase Plan”) allows common and preferred stockholders the opportunity to purchase, through the reinvestment of cash dividends, additional shares of UDR’s common stock. From inception through December 31, 2008, shareholders have elected to utilize the Stock Purchase Plan to reinvest their distribution for the equivalent of 9,957,233 shares of Company common stock. Shares in the amount of 10,963,730 were reserved for issuance under the Stock Purchase Plan as of December 31, 2017. During the year ended December 31, 2017, UDR acquired all shares issued through the open market.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

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

As of December 31, 2017,  19,000,000 shares were reserved on an unadjusted basis for issuance upon the grant or exercise of awards under the LTIP. As of December 31, 2017, there were 9,003,396 common shares available for issuance under the LTIP.

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

A summary of UDR’s stock option and restricted stock activities during the year ended December 31, 2017 is as follows:

	Option Outstanding		Option Exercisable		Restricted Stock
						Weighted
		Weighted		Weighted		Average Fair
		Average		Average		Value Per
	Number of	Exercise	Number of	Exercise	Number	Restricted
	Options	Price	Options	Price	of shares	Stock
Balance, December 31, 2016	2,234,963	$12.65	2,234,963	$12.65	645,967	$35.12
Granted	—	—	—	—	238,821	35.76
Exercised	(404,291)	24.38	(404,291)	24.38	—	—
Vested	—	—	—	—	(322,457)	32.85
Forfeited	—	—	—	—	(49,815)	35.30
Balance, December 31, 2017	1,830,672	$10.06	1,830,672	$10.06	512,516	$36.82

As of December 31, 2017, the Company had issued  5,929,255 shares of restricted stock under the LTIP.

Stock Option Plan

UDR has granted stock options to our employees, subject to certain conditions. Each stock option is exercisable into one common share.

There is no remaining compensation cost related to unvested stock options as of December 31, 2017.

During the year ended December 31, 2017, 404,291 stock options were exercised.

The weighted average remaining contractual life on all options outstanding as of December 31, 2017 is 1.1 years. The remaining 1,830,672 of share options have  exercise prices at $10.06.

During the years ended December 31, 2017,  2016, and 2015, respectively, we did not recognize any net compensation expense related to outstanding stock options.

Restricted Stock Awards

Restricted stock awards are granted to Company employees, officers, and directors. The restricted stock awards are valued based upon the closing sales price of UDR common stock on the date of grant. Compensation expense is recorded under the straight-line method over the vesting period, which is generally three to four years. Restricted stock awards earn dividends payable in cash. Some of the restricted stock grants are based on the Company’s performance and are subject to adjustment during the initial one year performance period. For the years ended December 31, 2017,  2016,

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

and 2015, we recognized $4.0 million, $3.4 million, and $3.2 million of compensation expense, net of capitalization, related to the amortization of restricted stock awards, respectively. The total remaining compensation cost on unvested restricted stock awards was $6.0 million and had a weighted average remaining contractual life of 2.5 years as of December 31, 2017.

Long-Term Incentive Compensation

In January 2017, certain officers of the Company were awarded either a restricted stock grant or an LTIP Unit grant, or a combination of both, under the 2017 Long-Term Incentive Program (“2017 LTI”). For both restricted stock grants and LTIP Unit grants, thirty percent of the 2017 LTI award is based upon FFO as Adjusted over a one-year period and will vest fifty percent on the one-year anniversary and fifty percent on the two-year anniversary. Ten percent of the 2017 LTI award is based upon FFO as Adjusted over a three-year period and will vest 100% at the end of the three-year performance period. The remaining sixty percent of the 2017 LTI award is based on Total Shareholder Return (“TSR”) as measured relative to comparable apartment REITs over a three-year period and on an absolute basis over a three-year period whereby both will vest 100% at the end of the three-year performance periods. The portion of the restricted stock grant based upon FFO as Adjusted was valued based upon the closing sales price of UDR common stock on the date of grant or $35.95 per share. Because LTIP Units are granted at the maximum potential payout and there is uncertainty associated with an LTIP Unit reaching parity with the value of a share of UDR common stock, the portion of the LTIP Unit grant based upon the one-year FFO as Adjusted was valued at $16.18 per unit on the grant date, inclusive of a 10% discount, and the portion of the LTIP Unit grant based upon the three-year FFO as Adjusted was valued at $16.63 per unit on the grant date, inclusive of a 7.5% discount. The portion of the restricted stock grant based upon TSR was valued at $44.26 per share for the relative component and $31.40 per share for the absolute component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 23.0%. The portion of the LTIP Unit grant based upon TSR was valued at $20.54 per unit, inclusive of a 7.5% discount, for the relative component and $14.71 per unit, inclusive of a 7.5% discount, for the absolute component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 23.0%.

In January 2016, certain officers of the Company were awarded either a restricted stock grant or an LTIP Unit grant, or a combination of both, under the 2016 Long-Term Incentive Program (“2016 LTI”). For both restricted stock grants and LTIP Unit grants, one-third of the 2016 LTI award is based upon FFO as Adjusted over a one-year period and will vest fifty percent on the one-year anniversary and fifty percent on the two-year anniversary. The remaining two-thirds of the 2016 LTI award is based on TSR as measured relative to comparable apartment REITs over a three-year period and will vest 100% at the end of the three-year performance period. The portion of the restricted stock grant based upon FFO as Adjusted was valued based upon the closing sales price of UDR common stock on the date of grant or $36.97 per share. Because LTIP Units are granted at the maximum potential payout and there is uncertainty associated with an LTIP Unit reaching parity with the value of a share of UDR common stock, the portion of the LTIP Unit grant based upon FFO as Adjusted was valued at $16.64 per unit on the grant date, inclusive of a 10% discount. The portion of the restricted stock grant based upon TSR was valued at $41.22 per share on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 21.8%. The portion of the LTIP Unit grant based upon TSR was valued at $19.15 per unit on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 21.8%.

In January 2015, certain officers of the Company were awarded a restricted stock grant under the 2015 Long-Term Incentive Program (“2015 LTI”). One-third of the 2015 LTI award is based upon FFO as Adjusted over a one-year period and will vest fifty percent on the one-year anniversary and fifty percent on the two-year anniversary. The remaining two-thirds of the 2015 LTI award is based on TSR as measured relative to comparable apartment REITs over a three-year period and will vest 100% at the end of the three-year performance period. The portion of the restricted stock grant based upon FFO as Adjusted was valued based upon the closing sales price of UDR common stock on the date of grant. The portion of the restricted stock grant based upon TSR was valued at $34.14 per share on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 16.5%.

In December 2014, when the LTI program was changed from a one-year to a three-year performance period, a one-time transition (“Transition LTI”) award opportunity was approved commencing in 2015. One-third of the Transition LTI award is based upon FFO as Adjusted over a one-year period and will vest at the end of the performance

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

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

For the years ended December 31, 2017,  2016, and 2015, we recognized $8.9 million, $10.0 million and $14.8 million, respectively, of compensation expense, net of capitalization, related to the amortization of the awards. The total remaining compensation cost on unvested LTI awards was $7.3 million and had a weighted average remaining contractual life of 2.2 years as of December 31, 2017.

Profit Sharing Plan

Our profit sharing plan (the “Plan”) is a defined contribution plan covering all eligible full-time employees. Under the Plan, UDR makes discretionary profit sharing and matching contributions to the Plan as determined by the Compensation Committee of the Board of Directors. Aggregate provisions for contributions, both matching and discretionary, which are included in UDR’s Consolidated Statements of Operations for the years ended December 31, 2017,  2016, and 2015, was $1.3 million, $1.3 million, and $1.1 million, respectively.

10. INCOME TAXES

For 2017,  2016, and 2015, UDR believes that we have complied with the REIT requirements specified in the Code. As such, the REIT would generally not be subject to federal income taxes.

For income tax purposes, distributions paid to common stockholders may consist of ordinary income, qualified dividends, capital gains, unrecaptured section 1250 gains, return of capital, or a combination thereof. Distributions that exceed our current and accumulated earnings and profits constitute a return of capital rather than taxable income and reduce the stockholder’s basis in their common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the common shares, it generally will be treated as a gain from the sale or exchange of that stockholder’s common shares. Taxable distributions paid per common share were taxable as follows for the years ended December 31, 2017,  2016, and 2015 (unaudited):

	Year Ended December 31,
	2017	2016	2015
Ordinary income	$1.018	$0.708	$0.595
Qualified ordinary income	0.011	—	—
Long-term capital gain	0.133	0.309	0.329
Unrecaptured section 1250 gain	0.063	0.145	0.168
Total	$1.225	$1.162	$1.092

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

We have a TRS that is subject to federal and state income taxes. A TRS is a C-corporation which has not elected REIT status and as such is subject to United States federal and state income tax. The components of the provision for income taxes are as follows for the years ended December 31, 2017, 2016, and 2015 (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Income tax (benefit)/provision
Current
Federal	$(1,205)	$69	$29
State	407	372	871
Total current	(798)	441	900
Deferred
Federal	568	9,814	(4,173)
State	(10)	1,319	(613)
Total deferred	558	11,133	(4,786)
Total income tax (benefit)/provision	$(240)	$11,574	$(3,886)
Classification of income tax (benefit)/provision:
Continuing operations	$(240)	$(3,774)	$(3,886)
Gain/(loss) on sale of real estate owned	—	15,348	—

Deferred income taxes are provided for the change in temporary differences between the basis of certain assets and liabilities for financial reporting purposes and income tax reporting purposes. The expected future tax rates are based upon enacted tax laws. The components of our TRS deferred tax assets and liabilities are as follows for the years ended December 31, 2017,  2016, and 2015 (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Deferred tax assets:
Federal and state tax attributes	$8	$536	$2,227
Book/tax depreciation	—	—	9,016
Other	139	190	707
Total deferred tax assets	147	726	11,950
Valuation allowance	(9)	(6)	(81)
Net deferred tax assets	138	720	11,869
Deferred tax liabilities:
Other	(67)	(92)	(107)
Total deferred tax liabilities	(67)	(92)	(107)
Net deferred tax asset	$71	$628	$11,762

Income tax provision/(benefit), net differed from the amounts computed by applying the U.S. statutory rate of 35% to pretax income/(loss) for the years ended December 31, 2017,  2016, and 2015 as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Income tax provision/(benefit)
U.S. federal income tax provision/(benefit)	$581	$12,577	$(4,383)
State income tax provision	493	1,370	442
Other items	(188)	134	(26)
New tax law benefit	(1,129)	—	—
Conversion of certain TRS entities to REITs	—	(2,436)	—
Valuation allowance	3	(71)	81
Total income tax provision/(benefit)	$(240)	$11,574	$(3,886)

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

As of December 31, 2017, the Company had federal net operating loss carryovers (“NOL”) of $24.0 million expiring in 2032 through 2035 and state NOLs of $74.8 million expiring in 2020 through 2032. A portion of these attributes are still available to the subsidiary REITs, but are carried at a zero effective tax rate.

For the year ended December 31, 2017,  Tax benefit/(provision), net decreased $3.5 million as compared to 2016. The decrease was primarily attributable to the conversion of certain TRS entities to REITs in 2016 and a one-time benefit of $1.1 million related to the recording of previously reserved receivables for REIT AMT credits available that became refundable under the Tax Cuts and Jobs Act of 2017. Additionally, Gain/(loss) on sale of real estate owned, net of tax in 2016 included approximately $15.3 million of tax provision.

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

The Company evaluates our tax position using a two-step process. First, we determine whether a tax position is more likely than not (greater than 50 percent probability) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company will then determine the amount of benefit to recognize and record the amount of the benefit that is more likely than not to be realized upon ultimate settlement. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax benefit/(provision), net. As of December 31, 2017 and 2016, UDR has no material unrecognized income tax benefits/(provisions).

The Company files income tax returns in federal and various state and local jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local income tax examination by tax authorities for years prior to 2012. The tax years 2014 through 2016 remain open to examination by the major taxing jurisdictions to which the Company is subject.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, reducing the U.S. federal corporate income tax rate from 35% to 21%, among other changes. The SEC staff issued Staff Accounting Bulletin 118, which provides guidance on accounting for the tax effects of the Act for which the accounting under ASC 740, Income Taxes (“ASC 740”) is incomplete. To the extent that a company's accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before enactment of the Act.

As of December 31, 2017, we have completed our accounting for the tax effects of the Act, under which we recognized a one-time tax benefit of $1.1 million related to the recording of previously reserved receivables for REIT AMT credits that became refundable under the Act.

11. NONCONTROLLING INTERESTS

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

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

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the years ended December 31, 2017 and 2016  (dollars in thousands):

	Year Ended December 31,
	2017	2016
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, beginning of year	$909,482	$946,436
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	71,096	(24,735)
Conversion of OP Units/DownREIT Units to Common Stock	(14,544)	(9,526)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	10,933	27,282
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(31,427)	(30,077)
Vesting of Long-Term Incentive Plan Units	2,317	—
Allocation of other comprehensive income/(loss)	281	102
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, end of year	$948,138	$909,482

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners and unvested LTIP Units in certain consolidated affiliates, and is presented as part of equity in the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was $(0.2) million, $(0.4) million, and less than $(0.1) million during the years ended December 31, 2017, 2016, and 2015, respectively.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

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

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of December 31, 2017 and 2016 are summarized as follows (dollars in thousands):

			Fair Value at December 31, 2017, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2017	2017	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable (a)	$19,469	$19,567	$—	$—	$19,567
Derivatives - Interest rate contracts (b)	5,743	5,743	—	5,743	—
Total assets	$25,212	$25,310	$—	$5,743	$19,567

Secured debt instruments - fixed rate: (c)
Mortgage notes payable	$395,611	$397,386	$—	$—	$397,386
Fannie Mae credit facilities	285,836	292,227	—	—	292,227
Secured debt instruments - variable rate: (c)
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	29,034	29,034	—	—	29,034
Unsecured debt instruments: (c)
Working capital credit facility	21,767	21,767	—	—	21,767
Commercial paper program	300,000	300,000	—	—	300,000
Unsecured notes	2,561,122	2,611,458	—	—	2,611,458
Total liabilities	$3,688,070	$3,746,572	$—	$—	$3,746,572

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (d)	$948,138	$948,138	$—	$948,138	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

			Fair Value at December 31, 2016, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2016	2016	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable (a)	$19,790	$19,645	$—	$—	$19,645
Derivatives - Interest rate contracts (b)	4,360	4,360	—	4,360	—
Total assets	$24,150	$24,005	$—	$4,360	$19,645

Derivatives - Interest rate contracts (b)	$413	$413	$—	$413	$—
Secured debt instruments - fixed rate: (c)
Mortgage notes payable	402,996	396,045	—	—	396,045
Fannie Mae credit facilities	355,836	365,693	—	—	365,693
Secured debt instruments - variable rate: (c)
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	280,946	280,946	—	—	280,946
Unsecured debt instruments: (c)
Working capital credit facility	21,350	21,350	—	—	21,350
Unsecured notes	2,261,838	2,304,492	—	—	2,304,492
Total liabilities	$3,418,079	$3,463,639	$—	$413	$3,463,226

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (d)	$909,482	$909,482	$—	$909,482	$—

(a)	See Note 2, Significant Accounting Policies.
(b)	See Note 13, Derivatives and Hedging Activity.
(c)	See Note 6, Secured and Unsecured Debt, Net.
(d)	See Note 11, Noncontrolling Interests.

There were no transfers into or out of any of the levels of the fair value hierarchy during the year ended December 31, 2017.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2017 and 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At December 31, 2017, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

We consider various factors to determine if a decrease in the value of our investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the years ended December 31, 2017,  2016, and 2015.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2017,  2016, and 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2017, the Company recognized a loss of $0.1 million reclassified from Accumulated OCI to Interest expense due to the de-designation of cash flow hedges. During the year ended December 31, 2016, the Company recorded no ineffectiveness to earnings. During the year ended December 31, 2015, the Company recognized a loss of less than $0.1 million reclassified from Accumulated OCI to Interest expense due to the de-designation of a cash flow hedge.

Amounts reported in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through December 31, 2018, the Company estimates that an additional $1.2 million will be reclassified as a decrease to interest expense.

As of December 31, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps	4	$315,000
Interest rate caps	1	$65,197

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of less than $0.1 million for the years ended December 31, 2017,  2016, and 2015.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

As of December 31, 2017, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	3	$271,076

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2017 and 2016  (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016
Derivatives designated as hedging instruments:
Interest rate products	$5,743	$4,359	$—	$413

Derivatives not designated as hedging instruments:
Interest rate products	$—	$1	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2017,  2016, and 2015  (dollars in thousands):

Gain/(Loss) Recognized in
				Gain/(Loss) Reclassified			Interest expense
	Unrealized holding gain/(loss)			from Accumulated OCI into			(Ineffective Portion and
	Recognized in OCI			Interest expense			Amount Excluded from
	(Effective Portion)			(Effective Portion)			Effectiveness Testing)
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2017	2016	2015	2017	2016	2015	2017	2016	2015
Interest rate products	$1,802	$3,514	$(6,393)	$(1,271)	$(3,657)	$(2,251)	$(136)	$—	$(11)

	Gain/(Loss) Recognized in
	Interest income and other income/(expense), net
Derivatives Not Designated as Hedging Instruments	2017	2016	2015
Interest rate products	$(1)	$(3)	(23)

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

Certain of the Company’s agreements with its derivative counterparties contain provisions where, if there is a change in the Company’s financial condition that materially changes the Company’s creditworthiness in an adverse manner, the Company may be required to fully collateralize its obligations under the derivative instrument. At December 31, 2017 and 2016,  no cash collateral was posted or required to be posted by the Company or by a counterparty.

The Company also has an agreement with a derivative counterparty that incorporates the loan and financial covenant provisions of the Company’s indebtedness with a lender affiliate of the derivative counterparty. Failure to

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

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

As of December 31, 2017, the fair value of derivatives was in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, of $5.8 million. As of December 31, 2017, the Company has not posted any collateral related to these agreements.

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions in the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of December 31, 2017 and 2016 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
December 31, 2017	$5,743	$—	$5,743	$—	$—	$5,743

December 31, 2016	$4,360	$—	$4,360	$(221)	$—	$4,139

(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Liabilities	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Liabilities	Liabilities	Sheets	(a)	Instruments	Posted	Net Amount
December 31, 2017	$—	$—	$—	$—	$—	$—

December 31, 2016	$413	$—	$413	$(221)	$—	$192

(a)

Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

14. COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Under Development

The following summarizes the Company’s real estate commitments at December 31, 2017 (dollars in thousands):

		Costs		Expected Costs		Average
	Number	Incurred		to Complete		Ownership
	Properties	to Date (a)		(unaudited)		Stake
Wholly-owned — under development	2	$592,490	(b)	$124,010		100%
Joint ventures:
Unconsolidated joint ventures	3	262,550		22,076	(c)	50%
Preferred equity investments	5	87,491	(d)	50,846	(e)	48%	(f)
Other investments	1	28,051		25,508	(g)	—%
Total		$970,582		$222,440

(a) Represents 100% of project costs incurred as of December 31, 2017.
(b) Costs incurred as of December 31, 2017 include $38.0 million of accrued fixed assets for development.
(c) Represents UDR’s proportionate share of expected remaining costs to complete the developments.
(d) Represents UDR’s investment in the West Coast Development Joint Ventures, 1532 Harrison and 1200 Broadway for the properties under development as of December 31, 2017.
(e) Represents UDR’s remaining commitment for 1532 Harrison and 1200 Broadway.
(f) Represents UDR’s average ownership stake in the West Coast Development Joint Ventures only and does not include UDR’s preferred equity interest in 1532 Harrison and 1200 Broadway.
(g) Represents UDR’s remaining commitment for The Portals and other investment ventures.

Ground and Other Leases

UDR owns six communities which are subject to ground leases expiring between 2025 and 2103, including extension options. In addition, UDR is a lessee to various operating leases related to office space rented by the Company with expiration dates through 2021. Future minimum lease payments as of December 31, 2017 are as follows (dollars in thousands):

	Ground
	Leases (a)	Office Space
2018	$5,629	$76
2019	5,629	76
2020	5,629	76
2021	5,629	32
2022	5,629	—
Thereafter	335,207	—
Total	$363,352	$260

(a)

For purposes of our ground lease contracts, the Company uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a reset provision based on the communities appraised value or consumer price index but does not include a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

UDR incurred $6.2 million, $5.5 million, and $5.5 million of ground rent expense for the years ended December 31, 2017,  2016, and 2015, respectively. These costs are reported within the line item Other Operating Expenses on the Consolidated Statements of Operations. The Company incurred $0.2 million, $0.3 million, and $0.3 million of rent expense related to office space for the years ended December 31, 2017,  2016, and 2015, respectively. These costs are included in General and Administrative on the Consolidated Statements of Operations.

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

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•

Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2016 and held as of December 31, 2017. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the years ended December 31, 2017,  2016, and 2015.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

The following table details rental income and NOI for UDR’s reportable segments for the years ended December 31, 2017, 2016, and 2015, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. in the Consolidated Statements of Operations (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Reportable apartment home segment rental income
Same-Store Communities
West Region	$329,322	$315,390	$294,048
Mid-Atlantic Region	209,548	204,408	158,063
Northeast Region	151,736	147,573	132,079
Southeast Region	116,467	111,318	103,920
Southwest Region	42,992	41,273	39,166
Non-Mature Communities/Other	134,244	128,499	144,652
Total segment and consolidated rental income	$984,309	$948,461	$871,928

Reportable apartment home segment NOI
Same-Store Communities
West Region	$248,262	$237,071	$219,282
Mid-Atlantic Region	145,627	140,542	106,354
Northeast Region	106,473	106,005	93,530
Southeast Region	80,726	76,359	69,820
Southwest Region	26,455	25,600	24,407
Non-Mature Communities/Other	90,960	87,508	100,476
Total segment and consolidated NOI	698,503	673,085	613,869
Reconciling items:
Joint venture management and other fees	11,482	11,400	22,710
Property management	(27,068)	(26,083)	(23,978)
Other operating expenses	(9,060)	(7,649)	(9,708)
Real estate depreciation and amortization	(430,054)	(419,615)	(374,598)
General and administrative	(48,566)	(49,761)	(59,690)
Casualty-related (charges)/recoveries, net	(4,335)	(732)	(2,335)
Other depreciation and amortization	(6,408)	(6,023)	(6,679)
Income/(loss) from unconsolidated entities	31,257	52,234	62,329
Interest expense	(128,711)	(123,031)	(121,875)
Interest income and other income/(expense), net	1,971	1,930	1,551
Tax (provision)/benefit, net	240	3,774	3,886
Gain/(loss) on sale of real estate owned, net of tax	43,404	210,851	251,677
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(10,933)	(27,282)	(16,773)
Net (income)/loss attributable to noncontrolling interests	(164)	(380)	(3)
Net income/(loss) attributable to UDR, Inc.	$121,558	$292,718	$340,383

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

The following table details the assets of UDR’s reportable segments as of December 31, 2017 and 2016 (dollars in thousands):

	December 31,	December 31,
	2017	2016
Reportable apartment home segment assets:
Same-Store Communities:
West Region	$2,932,958	$2,896,589
Mid-Atlantic Region	2,236,911	2,216,067
Northeast Region	1,865,762	1,857,193
Southeast Region	762,102	746,762
Southwest Region	292,074	283,260
Non-Mature Communities/Other	2,087,399	1,615,882
Total segment assets	10,177,206	9,615,753
Accumulated depreciation	(3,330,166)	(2,923,625)
Total segment assets — net book value	6,847,040	6,692,128
Reconciling items:
Cash and cash equivalents	2,038	2,112
Restricted cash	19,792	19,994
Notes receivable, net	19,469	19,790
Investment in and advances to unconsolidated joint ventures, net	720,830	827,025
Other assets	124,104	118,535
Total consolidated assets	$7,733,273	$7,679,584

Capital expenditures related to our Same-Store Communities totaled $87.0 million, $86.2 million, and $66.7 million for the years ended December 31, 2017,  2016, and 2015, respectively. Capital expenditures related to our Non-Mature Communities/Other totaled $4.9 million, $10.1 million, and $18.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Markets included in the above geographic segments are as follows:

i.	West Region — San Francisco, Orange County, Seattle, Los Angeles, Monterey Peninsula, Other Southern California and Portland
ii.	Mid-Atlantic Region — Metropolitan D.C., Richmond and Baltimore
iii.	Northeast Region — New York and Boston
iv.	Southeast Region — Orlando, Nashville, Tampa and Other Florida
v.	Southwest Region — Dallas, Austin and Denver

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2017

16. UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA

Selected consolidated quarterly financial data for the years ended December 31, 2017 and 2016 is summarized in the table below (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2017
Rental income	$241,271	$244,658	$248,264	$250,116
Income/(loss) from continuing operations	26,264	11,062	17,570	34,355
Net income/(loss) attributable to common stockholders (a)	25,038	9,228	15,264	68,356
Income/(loss) attributable to common stockholders per weighted average common share (a):
Basic	$0.09	$0.03	$0.06	$0.26
Diluted	$0.09	$0.03	$0.06	$0.25
Weighted average number of common shares outstanding:
Basic	266,790	266,972	267,056	267,270
Diluted	268,688	268,859	269,062	269,221
2016
Rental income	$231,957	$236,168	$240,255	$240,081
Income/(loss) from continuing operations	8,534	12,249	29,466	59,280
Net income/(loss) attributable to common stockholders (a)	9,464	17,017	26,027	236,687
Income/(loss) attributable to common stockholders per weighted average common share (a):
Basic	$0.04	$0.06	$0.10	$0.89
Diluted	$0.04	$0.06	$0.10	$0.88
Weighted average number of common shares outstanding:
Basic	262,456	266,268	266,301	266,498
Diluted	264,285	268,174	268,305	271,551

(a)	Due to the quarterly pro-rata calculation of noncontrolling interest and rounding, the sum of the quarterly per share and/or dollar amounts may not equal the annual totals.

[This page is intentionally left blank.]

Report of Independent Registered Public Accounting Firm

The Partners
United Dominion Realty, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Dominion Realty, L.P. (the “Partnership”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income/(loss), changes in capital, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2010.

Denver, Colorado
February 20, 2018

UNITED DOMINION REALTY, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit data)

	December 31,	December 31,
	2017	2016
ASSETS
Real estate owned:
Real estate held for investment	$3,816,956	$3,674,704
Less: accumulated depreciation	(1,543,652)	(1,408,815)
Total real estate owned, net of accumulated depreciation	2,273,304	2,265,889
Cash and cash equivalents	293	756
Restricted cash	12,579	11,694
Investment in unconsolidated entities	76,907	112,867
Other assets	32,490	24,329
Total assets	$2,395,573	$2,415,535
LIABILITIES AND CAPITAL
Liabilities:
Secured debt, net	$159,845	$433,974
Notes payable due to the General Partner	273,334	273,334
Real estate taxes payable	2,683	2,104
Accrued interest payable	629	1,410
Security deposits and prepaid rent	13,949	14,593
Distributions payable	57,025	54,192
Accounts payable, accrued expenses, and other liabilities	12,978	17,429
Total liabilities	520,443	797,036

Commitments and contingencies (Note 10)

Capital:
Partners’ capital:
General partner:
110,883 OP Units outstanding at December 31, 2017 and December 31, 2016	955	1,026
Limited partners:
183,240,041 and 183,167,815 OP Units outstanding at December 31, 2017 and December 31, 2016, respectively	1,463,340	1,577,289
Accumulated other comprehensive income/(loss), net	—	(113)
Total partners’ capital	1,464,295	1,578,202
Advances (to)/from the General Partner	397,899	19,659
Noncontrolling interests	12,936	20,638
Total capital	1,875,130	1,618,499
Total liabilities and capital	$2,395,573	$2,415,535

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

	Year Ended December 31,
	2017	2016	2015
REVENUES:
Rental income	$419,377	$404,415	$440,408

OPERATING EXPENSES:
Property operating and maintenance	67,493	65,562	75,373
Real estate taxes and insurance	45,043	41,732	47,438
Property management	11,533	11,122	12,111
Other operating expenses	6,833	6,059	5,923
Real estate depreciation and amortization	152,473	147,074	169,784
General and administrative	17,875	18,808	27,016
Casualty-related (recoveries)/charges, net	1,922	484	843
Total operating expenses	303,172	290,841	338,488

Operating income	116,205	113,574	101,920

Income/(loss) from unconsolidated entities	(19,256)	(37,425)	(4,659)
Interest expense	(18,156)	(17,855)	(35,274)
Interest expense on note payable due to the General Partner	(12,210)	(12,212)	(5,047)
Income/(loss) from continuing operations	66,583	46,082	56,940
Gain/(loss) on sale of real estate owned	41,272	33,180	158,123
Net income/(loss)	107,855	79,262	215,063
Net (income)/loss attributable to noncontrolling interests	(1,548)	(1,444)	(1,762)
Net income/(loss) attributable to OP unitholders	$106,307	$77,818	$213,301

Net income/(loss) per weighted average OP Unit - basic and diluted	$0.58	$0.42	$1.16

Weighted average OP Units outstanding - basic and diluted	183,344	183,279	183,279

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income/(loss)	$107,855	$79,262	$215,063
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	—	(4)	(82)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	106	12	1,044
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	106	8	962
Comprehensive income/(loss)	107,961	79,270	216,025
Comprehensive (income)/loss attributable to noncontrolling interests	(1,548)	(1,444)	(1,762)
Comprehensive income/(loss) attributable to OP unitholders	$106,413	$77,826	$214,263

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL

(In thousands)

		Limited			Accumulated		Advances
	Class A	Partners	UDR, Inc		Other	Total	(to)/from
	Limited	and LTIP	Limited	General	Comprehensive	Partners’	General	Noncontrolling
	Partner	Units	Partner	Partner	Income/(Loss), net	Capital	Partner	Interests	Total
Balance at December 31, 2014	$53,987	$228,493	$1,420,491	$1,105	$(1,075)	$1,703,001	$13,624	$17,426	$1,734,051
Net income/(loss)	2,201	8,515	202,456	129	—	213,301	—	1,762	215,063
Distributions	(2,328)	(8,138)	(193,262)	(124)	—	(203,852)	—	—	(203,852)
OP Unit redemptions for common shares of UDR	—	(3,816)	3,816	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	10,549	43,427	(53,976)	—	—	—	—	—	—
Unrealized gain/(loss) on derivative financial investments	—	—	—	—	962	962	—	—	962
Net change in advances (to)/from the General Partner	—	—	—	—	—	—	(24,894)	—	(24,894)
Balance at December 31, 2015	64,409	268,481	1,379,525	1,110	(113)	1,713,412	(11,270)	19,188	1,721,330
Net income/(loss)	743	3,099	73,928	48	—	77,818	—	1,444	79,262
Distributions	(2,328)	(8,831)	(205,472)	(132)	—	(216,763)	—	—	(216,763)
OP Unit redemptions for common shares of UDR	—	(175)	175	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	1,077	3,619	(4,696)	—	—	—	—	—	—
Long-Term Incentive Plan Unit grants	—	3,735	—	—	—	3,735	—	—	3,735
Unrealized gain/(loss) on derivative financial investments	—	—	—	—	—	—	—	6	6
Net change in advances (to)/from the General Partner	—	—	—	—	—	—	30,929	—	30,929
Balance at December 31, 2016	63,901	269,928	1,243,460	1,026	(113)	1,578,202	19,659	20,638	1,618,499
Net income/(loss)	1,015	4,270	100,957	65	—	106,307	—	1,548	107,855
Distributions	(2,328)	(9,704)	(215,922)	(136)	—	(228,090)	—	—	(228,090)
OP Unit redemptions for common shares of UDR	—	(288)	288	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	4,886	11,599	(16,485)	—	—	—	—	—	—
Long-Term Incentive Plan Unit grants	—	7,763	—	—	—	7,763	—	—	7,763
Unrealized gain/(loss) on derivative financial investments	—	—	—	—	113	113	—	(6)	107
Net change in advances (to)/from the General Partner	—	—	—	—	—	—	378,240	(9,244)	368,996
Balance at December 31, 2017	$67,474	$283,568	$1,112,298	$955	$—	$1,464,295	$397,899	$12,936	$1,875,130

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating Activities
Net income/(loss)	$107,855	$79,262	$215,063
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	152,473	147,074	169,784
(Gain)/loss on sale of real estate owned	(41,272)	(33,180)	(158,123)
(Income)/loss from unconsolidated entities	19,256	37,425	4,659
Other	5,642	1,769	606
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(4,786)	(3,510)	385
Increase/(decrease) in operating liabilities	(4,705)	(158)	(5,609)
Net cash provided by/(used in) operating activities	234,463	228,682	226,765

Investing Activities
Acquisition of real estate assets	(137,332)	—	(141,424)
Proceeds from sales of real estate investments, net	67,985	44,553	232,728
Development of real estate assets	—	—	(6,280)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(53,437)	(69,993)	(61,441)
Distributions received from unconsolidated entities	16,704	15,894	—
Net cash provided by/(used in) investing activities	(106,080)	(9,546)	23,583

Financing Activities
Advances (to)/from the General Partner, net	163,196	(180,391)	(232,764)
Proceeds from the issuance of secured debt	—	—	184,638
Payments on secured debt	(275,345)	(30,322)	(189,244)
Distributions paid to partnership unitholders	(11,694)	(10,770)	(10,367)
Other	(5,003)	—	(10)
Net cash provided by/(used in) financing activities	(128,846)	(221,483)	(247,747)
Net increase/(decrease) in cash and cash equivalents	(463)	(2,347)	2,601
Cash and cash equivalents, beginning of year	756	3,103	502
Cash and cash equivalents, end of year	$293	$756	$3,103

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$24,331	$22,922	$44,881
Non-cash transactions:
Non-cash transactions associated with contribution to DownREIT Partnership:
Real estate owned, net of accumulated depreciation	—	—	405,116
Investment in DownREIT Partnership	—	—	174,822
Secured debt, net	—	—	228,390
Reallocation of credit facilities debt from the General Partner	—	12,292	17,557
Development costs and capital expenditures incurred but not yet paid	2,032	5,098	3,118
LTIP Unit grants	7,763	3,735	—
Dividends declared but not yet paid	57,025	54,192	50,962

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

1. CONSOLIDATION AND BASIS OF PRESENTATION

United Dominion Realty, L.P. (“UDR, L.P.,” the “Operating Partnership,” “we” or “our”) is a Delaware limited partnership that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the years ended December 31, 2017, 2016, and 2015, rental revenues of the Operating Partnership represented 43%,  43%, and 51%, respectively, of the General Partner’s consolidated rental revenues. As of December 31, 2017, the Operating Partnership’s apartment portfolio consisted of 53 communities located in 15 markets consisting of 16,698 apartment homes.

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

As of December 31, 2017, there were 183,350,924 OP Units outstanding, of which 174,237,688,  or 95.0%,  were owned by UDR and affiliated entities and 9,113,236,  or 5.0%,  were owned by non-affiliated limited partners. There were 183,278,698 OP Units outstanding as of December 31, 2016, of which 174,230,084,  or 95.1%,  were owned by UDR and affiliated entities and 9,048,614,  or 4.9%,  were owned by non-affiliated limited partners.

As sole general partner of the Operating Partnership, UDR owned all 110,883 general partner OP units, or 0.1%,  of the total OP Units outstanding as of December 31, 2017 and 2016. At December 31, 2017 and 2016, there were 183,240,041 and 183,167,815, respectively, of limited partner OP Units outstanding, of which 1,873,332 were Class A Limited Partnership Units as of both periods. Of the limited partner OP Units outstanding, UDR owned 174,126,805,  or 95.0%,  and 174,119,201,  or 95.1%,  at December 31, 2017 and 2016, respectively. The remaining 9,113,236,  or 5.0%,  and 9,048,614,  or 4.9%,  of the limited partner OP Units outstanding were held by non-affiliated partners at December 31, 2017 and 2016, respectively, of which 1,751,671 were Class A Limited Partnership units as of both periods. See Note 9, Capital Structure.

The Operating Partnership evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than that in Note 3, Real Estate Owned.

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging, Targeted Improvements to Accounting for Hedging Activities. The ASU aims to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The updated standard will be effective for the Operating Partnership on January 1, 2019 and must be applied using a modified retrospective approach; however, early adoption of the ASU is permitted. The Operating Partnership expects to early adopt the guidance on January 1, 2018, but does not expect the updated standard to have a material impact on the consolidated financial statements. Related disclosures will be updated pursuant to the requirements of the ASU.

In January 2017, the FASB issued ASU 2017‑01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The ASU changes the definition of a business to assist entities with evaluating whether a set of transferred assets is a business. As a result, the accounting for acquisitions of real estate could be impacted. The updated standard will be effective for the Operating Partnership on January 1, 2018. The ASU will be applied prospectively to any transactions occurring after adoption. The Operating Partnership expects that the updated standard will result in fewer

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2017

acquisitions of real estate meeting the definition of a business and fewer acquisition-related costs being expensed in the period incurred.

In November 2016, the FASB issued ASU 2016‑18, Statement of Cash Flows (Topic 230), Restricted Cash. The ASU addresses the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The updated standard will be effective for the Operating Partnership on January 1, 2018 and must be applied retrospectively to all periods presented. The Operating Partnership does not expect the updated standard to have a material impact on the consolidated financial statements. Related disclosures will be updated pursuant to the requirements of the ASU.

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

In February 2016, the FASB issued ASU No. 2016‑02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods, but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparable period presented, with an option to elect certain transition relief. Full retrospective application is prohibited. The standard will be effective for the Operating Partnership on January 1, 2019; however, early adoption of the ASU is permitted. While the Operating Partnership is currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures, we expect to adopt the guidance on its effective date, at which time we anticipate recognizing right-of-use assets and related lease liabilities on our consolidated balance sheets related to ground leases for any communities where we are the lessee.

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, including industry-specific revenue guidance. The standard specifically excludes lease contracts. The ASU allows for the use of either the full or modified retrospective transition method and will be effective for the Operating Partnership on January 1, 2018, at which time the Operating Partnership expects to adopt the updated standard using the modified retrospective approach. However, as the majority of the Operating Partnership’s revenue is from rental income related to leases, the ASU will not have a material impact on the consolidated financial statements. Related disclosures will be provided and/or updated pursuant to the requirements of the ASU.

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

DECEMBER 31, 2017

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

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Operating Partnership capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the years ended December 31, 2017, 2016, and 2015 were $0.5 million, $0.6 million, and $0.7 million, respectively. During the years ended December 31, 2017, 2016, and 2015, total interest capitalized was less than $0.1 million, $0.2 million, and $0.2 million, respectively. As each home in a capital project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization on the related portion and depreciation commences over the estimated useful life.

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

DECEMBER 31, 2017

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2017

Management of the Operating Partnership has reviewed all open tax years (2014 through 2016) of tax jurisdictions and concluded there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, reducing the U.S. federal corporate income tax rate from 35% to 21%, among other changes. The SEC staff issued Staff Accounting Bulletin 118, which provides guidance on accounting for the tax effects of the Act for which the accounting under ASC 740, Income Taxes (“ASC 740”) is incomplete. To the extent that a company's accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before enactment of the Act. As of December 31, 2017, the impact to the Operating Partnership related to the accounting for the tax effects of the Act was not material.

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

Advertising Costs

All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item Property operating and maintenance. During the years ended December 31, 2017,  2016, and 2015, total advertising expense from continuing and discontinued operations was $2.1 million, $2.2 million, and $2.4 million, respectively.

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in capital during each period from transactions and other events and circumstances from nonowner sources, including all changes in capital during a period except for those resulting from investments by or distributions to unitholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the years ended December 31, 2017,  2016, and 2015, the Operating Partnership’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges and (gain)/loss reclassified from other comprehensive income/(loss) into earnings. The (gain)/loss reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 8, Derivatives and Hedging Activity, for further discussion.

Use of Estimates

The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2017

liabilities at the dates of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates.

Market Concentration Risk

The Operating Partnership is subject to increased exposure from economic and other competitive factors specific to those markets where it holds a significant percentage of the carrying value of its real estate portfolio at December 31, 2017, the Operating Partnership held greater than 10% of the carrying value of its real estate portfolio in each of the San Francisco, California; Orange County, California; Metropolitan D.C. and New York, New York markets.

3. REAL ESTATE OWNED

Real estate assets owned by the Operating Partnership consist of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. At December 31, 2017, the Operating Partnership owned and consolidated 53 communities in nine states plus the District of Columbia totaling 16,698 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of December 31, 2017 and 2016 (dollars in thousands):

	December 31,	December 31,
	2017	2016
Land	$719,410	$751,981
Depreciable property — held and used:
Land improvements	89,331	84,663
Buildings, improvements, and furniture, fixtures and equipment	3,008,215	2,838,060
Real estate owned	3,816,956	3,674,704
Accumulated depreciation	(1,543,652)	(1,408,815)
Real estate owned, net	$2,273,304	$2,265,889

Acquisitions

In October 2017, the Operating Partnership acquired an operating community located in Denver, Colorado with a total of 218 apartment homes and 17,000 square feet of retail space for a purchase price of approximately $141.5 million. As a result of the acquisition, the Operating Partnership increased its real estate owned by approximately $139.0 million and recorded approximately $2.5 million of in-place lease intangibles. The acquisition will be fully or partially funded with tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986 (“Section 1031 exchanges”).

Dispositions

In December 2017, the Operating Partnership sold two operating communities with a total of 218 apartment homes in Orange County, California and Carlsbad, California for gross proceeds of $69.0 million, resulting in net proceeds of $68.0 million and a gain of $41.3 million.

During the year ended December 31, 2016, the Operating Partnership sold two operating communities in Baltimore, Maryland with a total of 276 apartment homes for gross proceeds of $45.3 million, resulting in net proceeds of $44.6 million and a gain, net of tax, of $33.2 million.

In February 2018, the Operating Partnership sold an operating community in Orange County, California with a total of 264 apartment homes for gross proceeds of $90.5 million and an expected GAAP gain of $70.3 million. The proceeds were designated for tax-deferred Section 1031 exchanges.

Other Activity

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

DECEMBER 31, 2017

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

As of December 31, 2017, the DownREIT Partnership owned 13 communities with 6,261 apartment homes. The Operating Partnership’s investment in the DownREIT Partnership was $76.9 million and $112.9 million as of December 31, 2017 and 2016, respectively.

Financial statements required under Rule 3‑09 of Regulation S-X for the DownREIT Partnership are included as Exhibit 99.1 to this report.

5. DEBT, NET

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of December 31, 2017 and 2016  (dollars in thousands):

	Principal Outstanding		As of December 31, 2017
				Weighted
			Weighted	Average
	December 31,	December 31,	Average	Years to	Communities
	2017	2016	Interest Rate	Maturity	Encumbered
Fixed Rate Debt
Fannie Mae credit facilities	$133,205	$244,912	5.28%	1.8	4
Deferred financing costs	(282)	(1,070)
Total fixed rate secured debt, net	132,923	243,842	5.28%	1.8	4
Variable Rate Debt
Tax-exempt secured note payable	27,000	27,000	1.71%	14.2	1
Fannie Mae credit facilities	—	163,637	—%	—	—
Deferred financing costs	(78)	(505)
Total variable rate secured debt, net	26,922	190,132	1.71%	14.2	1
Total Secured Debt, Net	$159,845	$433,974	4.99%	3.9	5

As of December 31, 2017, an aggregate commitment of $133.2 million of the General Partner’s secured credit facilities with Fannie Mae was owed by the Operating Partnership based on the ownership of the assets securing the debt. The entire commitment was outstanding at December 31, 2017. The portions of the Fannie Mae credit facilities owed by the Operating Partnership mature at various dates from October 2019 through December 2019 and bear interest at fixed rates. At December 31, 2017, the entire outstanding balance was fixed and had a weighted average interest rate of 5.28%.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2017

During the year ended December 31, 2017,  $275.3 million of funds borrowed under the Fannie Mae credit facilities and owed by the Operating Partnership were prepaid. The Operating Partnership incurred prepayment costs of $5.8 million during the year ended December 31, 2017, which were included in Interest expense on the Consolidated Statements of Operations.

The following information relates to the credit facilities owed by the Operating Partnership (dollars in thousands):

	December 31,	December 31,
	2017	2016
Borrowings outstanding	$133,205	$408,549
Weighted average borrowings during the period ended	223,347	414,759
Maximum daily borrowings during the period ended	408,549	421,001
Weighted average interest rate during the period ended	4.6%	3.9%
Interest rate at the end of the period	5.3%	4.0%

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

Fixed Rate Debt

At December 31, 2017, the General Partner had borrowings against its fixed rate facilities of $285.8 million, of which $133.2 million was owed by the Operating Partnership based on the ownership of the assets securing the debt. As of December 31, 2017, the funds borrowed under the fixed rate Fannie Mae credit facilities owed by the Operating Partnership had a weighted average fixed interest rate of 5.28%.

Variable Rate Debt

Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures March 2032. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 1.71% as of December 31, 2017.

Secured credit facilities. At December 31, 2017, the General Partner had borrowings against its variable rate facilities of $29.0 million, none of which was owed by the Operating Partnership based on the ownership of the assets securing the debt.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2017

The aggregate maturities of the Operating Partnership’s secured debt due during each of the next ten calendar years subsequent to December 31, 2017 are as follows (dollars in thousands):

	Fixed	Variable
Tax-Exempt
	Secured Credit	Secured Notes
Year	Facilities	Payable	Total
2018	$—	$—	$—
2019	133,205	—	133,205
2020	—	—	—
2021	—	—	—
2022	—	—	—
2023	—	—	—
2024	—	—	—
2025	—	—	—
2026	—	—	—
2027	—	—	—
Thereafter	—	27,000	27,000
Subtotal	133,205	27,000	160,205
Non-cash (a)	(282)	(78)	(360)
Total	$132,923	$26,922	$159,845

(a)Includes the unamortized balance of fair market value adjustments, premiums/discounts, deferred hedge gains, and deferred financing costs. For the years ended December 31, 2017 and 2016, the Operating Partnership amortized $0.3 million and $0.6 million, respectively, of deferred financing costs into Interest expense.

Guarantor on Unsecured Debt

The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, an unsecured commercial paper program with an aggregate borrowing capacity of $500 million, $300 million of medium-term notes due October 2020, a $350 million term loan facility due January 2021, $400 million of medium-term notes due January 2022, $300 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025, $300 million of medium-term notes due September 2026, $300 million of medium-term notes due July 2027, and $300 million of medium-term notes due January 2028. As of December 31, 2017 and 2016, the General Partner did not have an outstanding balance under the unsecured revolving credit facility and had $300.0 million and $0, respectively, outstanding under its unsecured commercial paper program.

6. RELATED PARTY TRANSACTIONS

Advances (To)/From the General Partner

The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had net Advances (to)/from the General Partner of $397.9 million and $19.7 million at December 31, 2017 and 2016, respectively, which are reflected as increases/(decreases) of capital on the Consolidated Balance Sheets.

Allocation of General and Administrative Expenses

The General Partner shares various general and administrative costs, employees and other overhead costs with the Operating Partnership including legal assistance, acquisitions analysis, marketing, human resources, IT, accounting, rent, supplies and advertising, and allocates these costs to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on the reasonably anticipated benefits to the parties. The general and administrative expenses allocated to the Operating Partnership by UDR were $14.0 million, $15.4 million, and $21.0

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2017

million during the years ended December 31, 2017, 2016 and 2015, respectively, and are included in General and administrative on the Consolidated Statements of Operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.

During the years ended December 31, 2017, 2016 and 2015, the Operating Partnership reimbursed the General Partner $15.4 million, $14.5 million, and $17.7 million, respectively, for shared services related to corporate level property management costs incurred by the General Partner. These shared cost reimbursements and related party management fees are initially recorded within the line item General and administrative on the Consolidated Statements of Operations, and a portion related to management costs is reclassified to Property management on the Consolidated Statements of Operations. (See further discussion below.)

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

Notes Payable to the General Partner

As of both December 31, 2017 and 2016, the Operating Partnership had $273.3 million of unsecured notes payable to the General Partner at annual interest rates between 4.12% and 5.34%. Certain limited partners of the Operating Partnership have provided guarantees or reimbursement agreements related to these notes payable. The guarantees were provided by the limited partners in conjunction with their contribution of properties to the Operating Partnership. The notes mature on August 31, 2021, December 31, 2023 and April 1, 2026, and interest payments are made monthly. The Operating Partnership recognized interest expense on the notes payable of $12.2 million, $12.2 million and $5.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.

7. FAIR VALUE OF DERIVATIVES AND FINANCIAL INSTRUMENTS

Fair value is based on the price that would be received to sell an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level valuation hierarchy prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

•Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•Level 2 — Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.

•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2017

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of December 31, 2017 and 2016 are summarized as follows (dollars in thousands):

			Fair Value at December 31, 2017, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2017	2017	(Level 1)	(Level 2)	(Level 3)
Description:
Secured debt instruments - fixed rate: (a)
Fannie Mae credit facilities	$133,205	$137,150	$—	$—	$137,150
Secured debt instruments - variable rate: (a)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Total liabilities	$160,205	$164,150	$—	$—	$164,150

			Fair Value at December 31, 2016, Using
			Quoted
	Total		Prices in
	Carrying		Active
	Amount in		Markets
	Statement of		for Identical	Significant
	Financial	Fair Value	Assets	Other	Significant
	Position at	Estimate at	or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2016	2016	(Level 1)	(Level 2)	(Level 3)
Description:
Derivatives - Interest rate contracts (b)	$1	$1	$—	$1	$—
Total assets	$1	$1	$—	$1	$—

Secured debt instruments - fixed rate: (a)
Fannie Mae credit facilities	$244,912	$251,664	$—	$—	$251,664
Secured debt instruments - variable rate: (a)		—
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Fannie Mae credit facilities	163,637	163,637	—	—	163,637
Total liabilities	$435,549	$442,301	$—	$—	$442,301

(a)See Note 5, Debt, Net.

(b)See Note 8, Derivatives and Hedging Activity.

There were no transfers into or out of each of the levels of the fair value hierarchy during the year ended December 31, 2017.

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

DECEMBER 31, 2017

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

Although the General Partner, on behalf of the Operating Partnership, has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2017 and 2016, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Financial Instruments Not Carried at Fair Value

At December 31, 2017, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the General Partner using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The Operating Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Cash flow estimates are based upon historical results adjusted to reflect management’s best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. The General Partner’s estimates of fair value represent management’s estimates based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Operating Partnership did not incur any other-than-temporary impairments in the value of its investments in unconsolidated entities during the years ended December 31, 2017 and 2016.

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

DECEMBER 31, 2017

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2017,  2016, and 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2017, the Operating Partnership recognized a loss of $0.1 million reclassified from Accumulated other comprehensive income/(loss), net to Interest expense due to the de-designation of a cash flow hedge. During the year ended December 31, 2016, the Operating Partnership recorded no gain or loss from ineffectiveness. During the year ended December 31, 2015, the Operating Partnership recognized a loss of less than $0.1 million reclassified from Accumulated other comprehensive income/(loss), net to Interest expense due to the de-designation of a cash flow hedge.

Amounts reported in Accumulated other comprehensive income/(loss), net related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is owed by the Operating Partnership. As of December 31, 2017, no derivatives designated as cash flow hedges were held by the Operating Partnership. As a result, through December 31, 2018, we estimate that no amounts will be reclassified as an increase to interest expense.

Derivatives not designated as hedges are not speculative and are used to manage the Operating Partnership’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in an a loss of less than $0.1 million for the years ended December 31, 2017,  2016, and 2015.

As of December 31, 2017, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	1	$19,880

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2017

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Operating Partnership’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2017 and 2016  (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(Included in Other liabilities)
	Fair Value at:		Fair Value at:
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016
Derivatives not designated as hedging instruments:
Interest rate products	$—	$1	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2017,  2016, and 2015  (dollars in thousands):

							Gain/(Loss) Recognized
	Unrealized holding			Gain/(Loss) Reclassified			in Interest expense
	gain/(loss) Recognized in			from Accumulated OCI into			(Ineffective Portion and
	OCI			Interest expense			Amount Excluded from
	(Effective Portion)			(Effective Portion)			Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2017	2016	2015	2017	2016	2015	2017	2016	2015
Interest rate products	$—	$(4)	$(82)	$—	$(12)	$(1,044)	$(106)	$—	$(11)

	Gain/(Loss) Recognized in
	Interest income and other
	income/(expense), net
Derivatives Not Designated as Hedging Instruments	2017	2016	2015
Interest rate products	$(1)	$(3)	$(23)

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

Certain of the General Partner’s agreements with its derivative counterparties contain provisions where if there is a change in the General Partner’s financial condition that materially changes the General Partner’s creditworthiness in an adverse manner, the General Partner may be required to fully collateralize its obligations under the derivative instrument. At December 31, 2017 and 2016, no cash collateral was posted or required to be posted by the General Partner or by a counterparty.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2017

As of December 31, 2017, the fair value of derivatives was in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements, of less than $0.1 million. As of December 31, 2017, the General Partner has not posted any collateral related to these agreements.

The General Partner has elected not to offset derivative positions in the consolidated financial statements. The table below presents the effect on the Operating Partnership’s financial position had the General Partner made the election to offset its derivative positions as of December 31, 2017 and December 31, 2016:

Offsetting of Derivative Assets

		Gross		Gross Amounts Not Offset
		Amounts	Net Amounts of	in the Consolidated
	Gross	Offset in the	Assets	Balance Sheets
	Amounts of	Consolidated	Presented in the		Cash
	Recognized	Balance	Consolidated	Financial	Collateral
	Assets	Sheets	Balance Sheets (a)	Instruments	Received	Net Amount
December 31, 2017	$—	—	—	$—	$—	$—

December 31, 2016	$1	$—	$1	$—	$—	$1

(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

Offsetting of Derivative Liabilities

		Gross		Gross Amounts Not Offset
		Amounts	Net Amounts of	in the Consolidated
	Gross	Offset in the	Liabilities	Balance Sheets
	Amounts of	Consolidated	Presented in the		Cash
	Recognized	Balance	Consolidated	Financial	Collateral
	Liabilities	Sheets	Balance Sheets (a)	Instruments	Posted	Net Amount
December 31, 2017	$—	$—	$—	$—	$—	$—

December 31, 2016	$—	$—	$—	$—	$—	$—

(a)Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

9. CAPITAL STRUCTURE

General Partnership Units

The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP Units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Limited Partnership Units. There were 110,883 General Partnership units outstanding at December 31, 2017 and 2016, all of which were held by UDR.

Limited Partnership Units

At December 31, 2017 and 2016, there were 183,240,041 and 183,167,815, respectively, of limited partnership units outstanding, of which 1,873,332 were Class A Limited Partnership Units for both periods. UDR owned 174,126,805, or 95.0%, and 174,119,201, or 95.1%, of OP Units outstanding at December 31, 2017 and 2016,

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2017

respectively, of which 121,661 were Class A Limited Partnership Units for both periods. The remaining 9,113,236, or 5.0%, and 9,048,614, or 4.9%, of OP Units outstanding were held by non-affiliated partners at December 31, 2017 and 2016, respectively, of which 1,751,671 were Class A Limited Partnership Units for both periods.

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

The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $351.0 million and $330.1 million as of December 31, 2017 and 2016, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.

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

The following table shows OP Units outstanding and OP Unit activity as of and for the years ended December 31, 2017, 2016, and 2015:

			UDR, Inc.
	Class A			Class A
	Limited	Limited	Limited	Limited	General
	Partners	Partners	Partner	Partner	Partner	Total
Ending balance at December 31, 2014	1,751,671	7,413,802	173,880,681	121,661	110,883	183,278,698
OP redemptions for UDR stock	—	(112,174)	112,174	—	—	—
Ending balance at December 31, 2015	1,751,671	7,301,628	173,992,855	121,661	110,883	183,278,698
OP redemptions for UDR stock	—	(4,685)	4,685	—	—	—
Ending balance at December 31, 2016	1,751,671	7,296,943	173,997,540	121,661	110,883	183,278,698
Vesting of LTIP Units	—	72,226	—	—	—	72,226
OP redemptions for UDR stock	—	(7,604)	7,604	—	—	—
Ending balance at December 31, 2017	1,751,671	7,361,565	174,005,144	121,661	110,883	183,350,924

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

DECEMBER 31, 2017

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

 10. COMMITMENTS AND CONTINGENCIES

Commitments

Ground Leases

The Operating Partnership owns six communities which are subject to ground leases expiring between 2025 and 2103, including extension options. Future minimum lease payments as of December 31, 2017 are $5.6 million for each of the years ending December 31, 2018 to 2022 and a total of $335.2 million for years thereafter. For purposes of our ground lease contracts, the Operating Partnership uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a reset provision based on the communities appraised value or consumer price index but does not include a specified minimum lease payment, the Operating Partnership uses the current rent over the remainder of the lease term.

The Operating Partnership incurred $6.2 million, $5.5 million, and $5.4 million of ground rent expense for the years ended December 31, 2017,  2016, and 2015, respectively.

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

DECEMBER 31, 2017

incurred by the General Partner for shared services of corporate level property management employees and related support functions and costs. The chief operating decision maker of the General Partner utilizes NOI as the key measure of segment profit or loss.

The Operating Partnership’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2016 and held as of December 31, 2017. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

•Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the years ended December 31, 2017,  2016, and 2015.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2017

The following table details rental income and NOI for the Operating Partnership’s reportable segments for the years ended December 31, 2017, 2016, and 2015, and reconciles NOI to Net income/(loss) attributable to OP unitholders in the Consolidated Statements of Operations (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Reportable apartment home segment rental income
Same-Store Communities
West Region	$201,036	$191,034	$177,197
Mid-Atlantic Region	59,006	57,563	45,701
Northeast Region	54,530	53,036	51,086
Southeast Region	49,586	47,792	44,981
Non-Mature Communities/Other	55,219	54,990	121,443
Total segment and consolidated rental income	$419,377	404,415	$440,408
Reportable apartment home segment NOI
Same-Store Communities
West Region	$152,571	$144,949	$133,406
Mid-Atlantic Region	40,292	38,711	29,519
Northeast Region	40,524	40,704	39,765
Southeast Region	34,182	32,519	30,106
Non-Mature Communities/Other	39,272	40,238	84,801
Total segment and consolidated NOI	306,841	297,121	317,597
Reconciling items:
Property management	(11,533)	(11,122)	(12,111)
Other operating expenses	(6,833)	(6,059)	(5,923)
Real estate depreciation and amortization	(152,473)	(147,074)	(169,784)
General and administrative	(17,875)	(18,808)	(27,016)
Casualty-related recoveries/(charges), net	(1,922)	(484)	(843)
Income/(loss) from unconsolidated entities	(19,256)	(37,425)	(4,659)
Interest expense	(30,366)	(30,067)	(40,321)
Gain/(loss) on sale of real estate owned	41,272	33,180	158,123
Net (income)/loss attributable to noncontrolling interests	(1,548)	(1,444)	(1,762)
Net income/(loss) attributable to OP unitholders	$106,307	$77,818	$213,301

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2017

The following table details the assets of the Operating Partnership’s reportable segments as of December 31, 2017 and 2016 (dollars in thousands):

	December 31,	December 31,
	2017	2016
Reportable apartment home segment assets
Same-Store Communities
West Region	$1,581,321	$1,555,331
Mid-Atlantic Region	655,850	655,693
Northeast Region	677,767	674,928
Southeast Region	334,811	328,729
Non-Mature Communities/Other	567,207	460,023
Total segment assets	3,816,956	3,674,704
Accumulated depreciation	(1,543,652)	(1,408,815)
Total segment assets - net book value	2,273,304	2,265,889
Reconciling items:
Cash and cash equivalents	293	756
Restricted cash	12,579	11,694
Investment in unconsolidated entities	76,907	112,867
Other assets	32,490	24,329
Total consolidated assets	$2,395,573	$2,415,535

Capital expenditures related to the Operating Partnership’s Same-Store Communities totaled $41.1 million, $41.2 million and $30.7 million for the years ended December 31, 2017, 2016, and 2015, respectively. Capital expenditures related to the Operating Partnership’s Non-Mature Communities/Other totaled $2.5 million,  $2.9 million, and $14.3 million for the years ended December 31, 2017,  2016, and 2015, respectively.

Markets included in the above geographic segments are as follows:

i.	West Region — San Francisco, Orange County, Seattle, Los Angeles, Monterey Peninsula, Other Southern California and Portland
ii.	Mid-Atlantic Region — Metropolitan, D.C. and Baltimore
iii.	Northeast Region — New York and Boston
iv.	Southeast Region — Nashville, Tampa and Other Florida
v.	Southwest Region — Denver

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2017

12. UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA

Selected consolidated quarterly financial data for the years ended December 31, 2017 and 2016 is summarized in the table below (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2017
Rental income	$102,605	$104,088	$105,253	$107,431
Income/(loss) from continuing operations	14,007	11,192	21,110	20,274
Income/(loss) attributable to OP unitholders	13,657	10,849	20,736	61,065
Income/(loss) attributable to OP unitholders per weighted average OP Unit — basic and diluted (a)	$0.07	$0.06	$0.11	$0.33
2016
Rental income	$98,786	$100,892	$102,595	$102,142
Income/(loss) from continuing operations	5,131	11,394	11,885	17,672
Income/(loss) attributable to OP unitholders	4,787	11,044	11,517	50,470
Income/(loss) attributable to OP unitholders per weighted average OP Unit — basic and diluted (a)	$0.03	$0.06	$0.06	$0.27

(a)Quarterly net income/(loss) per weighted average OP Unit amounts may not total to the annual amounts.

[This page is intentionally left blank.]

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED

DECEMBER 31, 2017

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
WEST REGION
2000 Post Street	$—	$9,861	$44,578	$54,439	$34,115	$14,315	$74,239	$88,554	$37,550	1987/2016	Dec‑98
Birch Creek	—	4,365	16,696	21,061	8,122	1,045	28,138	29,183	15,732	1968	Dec‑98
Highlands Of Marin	—	5,996	24,868	30,864	27,788	7,823	50,829	58,652	33,322	1991/2010	Dec‑98
Marina Playa	—	6,224	23,916	30,140	12,235	1,141	41,234	42,375	21,855	1971	Dec‑98
River Terrace	38,495	22,161	40,137	62,298	5,847	22,751	45,394	68,145	28,808	2005	Aug‑05
CitySouth	—	14,031	30,537	44,568	36,702	16,388	64,882	81,270	43,163	1972/2012	Nov‑05
Bay Terrace	—	8,545	14,458	23,003	5,824	11,579	17,248	28,827	10,906	1962	Oct‑05
Highlands of Marin Phase II	—	5,353	18,559	23,912	11,200	5,758	29,354	35,112	18,309	1968/2010	Oct‑07
Edgewater	—	30,657	83,872	114,529	11,436	30,720	95,245	125,965	49,873	2007	Mar‑08
Almaden Lake Village	27,000	594	42,515	43,109	7,651	907	49,853	50,760	27,685	1999	Jul‑08
388 Beale	—	14,253	74,104	88,357	10,176	14,482	84,051	98,533	31,707	1999	Apr‑11
Channel @ Mission Bay	—	23,625	—	23,625	129,822	23,744	129,703	153,447	32,544	2014	Sep‑10
SAN FRANCISCO, CA	65,495	145,665	414,240	559,905	300,918	150,653	710,170	860,823	351,454
Harbor at Mesa Verde	—	20,476	28,538	49,014	19,346	21,995	46,365	68,360	31,256	1965/2003	Jun-03
27 Seventy Five Mesa Verde	—	99,329	110,644	209,973	97,401	113,691	193,683	307,374	115,829	1979/2013	Oct-04
Pacific Shores	—	7,345	22,624	29,969	11,742	8,024	33,687	41,711	23,146	1971/2003	Jun-03
Huntington Vista	—	8,055	22,486	30,541	14,187	9,215	35,513	44,728	22,752	1970	Jun-03
Missions at Back Bay	—	229	14,129	14,358	3,391	10,987	6,762	17,749	4,809	1969	Dec-03
Eight 80 Newport Beach — North	—	62,516	46,082	108,598	40,460	68,217	80,841	149,058	51,642	1968/2000/2016	Oct-04
Eight 80 Newport Beach — South	—	58,785	50,067	108,852	32,476	60,812	80,516	141,328	48,986	1968/2000/2016	Mar-05
Foxborough	—	12,071	6,187	18,258	4,013	12,460	9,811	22,271	6,267	1969	Sep-04
1818 Platinum Triangle	—	16,663	51,905	68,568	2,514	16,961	54,121	71,082	23,649	2009	Aug-10
Beach & Ocean	—	12,878	—	12,878	39,019	13,087	38,810	51,897	7,842	2014	Aug-11
The Residences at Bella Terra	—	25,000	—	25,000	126,645	25,157	126,488	151,645	35,583	2013	Oct-11
Los Alisos at Mission Viejo	—	17,298	—	17,298	70,623	16,522	71,399	87,921	18,130	2014	Jun-04
ORANGE COUNTY, CA	—	340,645	352,662	693,307	461,817	377,128	777,996	1,155,124	389,891
Crowne Pointe	—	2,486	6,437	8,923	8,421	3,083	14,261	17,344	9,003	1987	Dec-98
Hilltop	—	2,174	7,408	9,582	5,594	2,997	12,179	15,176	7,965	1985	Dec-98
The Hawthorne	—	6,474	30,226	36,700	6,613	6,996	36,317	43,313	23,177	2003	Jul-05
The Kennedy	—	6,179	22,307	28,486	2,727	6,280	24,933	31,213	15,434	2005	Nov-05
Hearthstone at Merrill Creek	—	6,848	30,922	37,770	4,923	7,032	35,661	42,693	20,118	2000	May-08
Island Square	—	21,284	89,389	110,673	6,320	21,631	95,362	116,993	51,102	2007	Jul-08
Borgata	—	6,379	24,569	30,948	5,172	6,427	29,693	36,120	16,104	2001/2016	May-07
elements too	—	27,468	72,036	99,504	17,566	30,232	86,838	117,070	52,083	2010	Feb-10
989elements	—	8,541	45,990	54,531	3,571	8,607	49,495	58,102	22,087	2006	Dec-09
Lightbox	—	6,449	38,884	45,333	897	6,470	39,760	46,230	8,538	2014	Aug-14
Waterscape	—	9,693	65,176	74,869	1,073	9,708	66,234	75,942	12,820	2014	Sep-14
Ashton Bellevue	48,707	8,287	124,939	133,226	1,316	8,358	126,184	134,542	8,672	2009	Oct-16
TEN20	28,565	5,247	76,587	81,834	1,315	5,292	77,857	83,149	5,366	2009	Oct-16
Milehouse	—	5,976	63,041	69,017	169	5,976	63,210	69,186	4,653	2016	Nov-16
CityLine	—	11,220	85,787	97,007	59	11,220	85,846	97,066	5,152	2016	Jan-17
SEATTLE, WA	77,272	134,705	783,698	918,403	65,736	140,309	843,830	984,139	262,274
Rosebeach	—	8,414	17,449	25,863	4,758	8,792	21,829	30,621	14,644	1970	Sep-04
Tierra Del Rey	—	39,586	36,679	76,265	6,967	39,769	43,463	83,232	23,843	1998	Dec-07
The Westerly	67,700	48,182	102,364	150,546	38,878	50,850	138,574	189,424	68,118	1993/2013	Sep-10
Jefferson at Marina del Rey	—	55,651	—	55,651	92,394	61,568	86,477	148,045	41,830	2008	Sep-07
LOS ANGELES, CA	67,700	151,833	156,492	308,325	142,997	160,979	290,343	451,322	148,435
Boronda Manor	—	1,946	8,982	10,928	10,320	3,250	17,998	21,248	10,504	1979	Dec-98
Garden Court	—	888	4,188	5,076	5,941	1,600	9,417	11,017	5,679	1973	Dec-98
Cambridge Court	—	3,039	12,883	15,922	16,609	5,548	26,983	32,531	15,939	1974	Dec-98
Laurel Tree	—	1,304	5,115	6,419	6,654	2,287	10,786	13,073	6,396	1977	Dec-98
The Pointe At Harden Ranch	—	6,388	23,854	30,242	29,912	10,241	49,913	60,154	28,586	1986	Dec-98
The Pointe At Northridge	—	2,044	8,028	10,072	10,886	3,384	17,574	20,958	10,479	1979	Dec-98
The Pointe At Westlake	—	1,329	5,334	6,663	7,212	2,300	11,575	13,875	6,585	1975	Dec-98

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2017

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
MONTEREY PENINSULA, CA	—	16,938	68,384	85,322	87,534	28,610	144,246	172,856	84,168
Verano at Rancho Cucamonga Town Square	—	13,557	3,645	17,202	55,786	23,534	49,454	72,988	38,366	2006	Oct-02
Windemere at Sycamore Highland	—	5,810	23,450	29,260	3,775	6,213	26,822	33,035	19,302	2001	Nov-02
OTHER SOUTHERN CA	—	19,367	27,095	46,462	59,561	29,747	76,276	106,023	57,668
Tualatin Heights	—	3,273	9,134	12,407	7,638	3,906	16,139	20,045	11,379	1989	Dec-98
Hunt Club	—	6,014	14,870	20,884	7,388	6,493	21,779	28,272	16,008	1985	Sep-04
PORTLAND, OR	—	9,287	24,004	33,291	15,026	10,399	37,918	48,317	27,387
TOTAL WEST REGION	210,467	818,440	1,826,575	2,645,015	1,133,589	897,825	2,880,779	3,778,604	1,321,277
MID-ATLANTIC REGION
Dominion Middle Ridge	—	3,311	13,283	16,594	7,622	3,982	20,234	24,216	15,280	1990	Jun-96
Dominion Lake Ridge	—	2,366	8,387	10,753	8,232	2,933	16,052	18,985	11,572	1987	Feb-96
Presidential Greens	—	11,238	18,790	30,028	11,279	11,756	29,551	41,307	22,213	1938	May-02
The Whitmore	—	6,418	13,411	19,829	22,432	7,511	34,750	42,261	25,988	1962/2008	Apr-02
Ridgewood	—	5,612	20,086	25,698	10,322	6,255	29,765	36,020	22,262	1988	Aug-02
DelRay Tower	—	297	12,786	13,083	114,031	9,559	117,555	127,114	25,219	2014	Jan-08
Waterside Towers	—	1,139	49,657	50,796	25,268	37,049	39,015	76,064	24,373	1971	Dec-03
Wellington Place at Olde Town	31,373	13,753	36,059	49,812	19,205	14,788	54,229	69,017	38,698	1987/2008	Sep-05
Andover House	—	183	59,948	60,131	5,002	263	64,870	65,133	35,751	2004	Mar-07
Sullivan Place	—	1,137	103,676	104,813	9,387	1,641	112,559	114,200	65,130	2007	Dec-07
Circle Towers	—	32,815	107,051	139,866	19,198	33,476	125,588	159,064	69,419	1972	Mar-08
Delancey at Shirlington	—	21,606	66,765	88,371	4,115	21,638	70,848	92,486	38,906	2006/2007	Mar-08
View 14	—	5,710	97,941	103,651	4,371	5,753	102,269	108,022	37,669	2009	Jun-11
Signal Hill	—	13,290	—	13,290	70,901	25,518	58,673	84,191	33,128	2010	Mar-07
Capitol View on 14th	—	31,393	—	31,393	95,020	31,412	95,001	126,413	29,971	2013	Sep-07
Domain College Park	—	7,300	—	7,300	58,754	7,345	58,709	66,054	15,613	2014	Jun-11
1200 East West	—	9,748	68,022	77,770	1,872	9,786	69,856	79,642	8,631	2010	Oct-15
Courts at Huntington Station	—	27,749	111,878	139,627	3,054	27,852	114,829	142,681	16,483	2011	Oct-15
Eleven55 Ripley	—	15,566	107,539	123,105	1,803	15,585	109,323	124,908	13,584	2014	Oct-15
Arbor Park of Alexandria	89,019	50,881	159,728	210,609	1,765	50,886	161,488	212,374	23,191	1969/2015	Oct-15
Courts at Dulles	—	14,697	83,834	98,531	7,091	14,714	90,908	105,622	13,280	2000	Oct-15
Newport Village	127,600	55,283	177,454	232,737	11,936	55,405	189,268	244,673	27,607	1968	Oct-15
METROPOLITAN, D.C.	247,992	331,492	1,316,295	1,647,787	512,660	395,107	1,765,340	2,160,447	613,968
Gayton Pointe Townhomes	—	826	5,148	5,974	30,490	3,524	32,940	36,464	29,536	1973/2007	Sep-95
Waterside At Ironbridge	—	1,844	13,239	15,083	8,730	2,433	21,380	23,813	15,249	1987	Sep-97
Carriage Homes at Wyndham	—	474	30,997	31,471	9,229	3,920	36,780	40,700	26,329	1998	Nov-03
Legacy at Mayland	33,850	1,979	11,524	13,503	31,489	5,140	39,852	44,992	34,884	1973/2007	Dec-91
RICHMOND, VA	33,850	5,123	60,908	66,031	79,938	15,017	130,952	145,969	105,998
Calvert's Walk	—	4,408	24,692	29,100	8,029	4,900	32,229	37,129	22,913	1988	Mar-04
20 Lambourne	—	11,750	45,590	57,340	8,559	12,298	53,601	65,899	30,791	2003	Mar-08
Domain Brewers Hill	—	4,669	40,630	45,299	1,841	4,783	42,357	47,140	17,665	2009	Aug-10
BALTIMORE, MD	—	20,827	110,912	131,739	18,429	21,981	128,187	150,168	71,369
TOTAL MID-ATLANTIC REGION	281,842	357,442	1,488,115	1,845,557	611,027	432,105	2,024,479	2,456,584	791,335
NORTHEAST REGION
10 Hanover Square	—	41,432	218,983	260,415	12,957	41,658	231,714	273,372	78,792	2005	Apr-11
21 Chelsea	—	36,399	107,154	143,553	13,714	36,494	120,773	157,267	42,537	2001	Aug-11
View 34	—	114,410	324,920	439,330	101,043	115,062	425,311	540,373	153,669	1985/2013	Jul-11
95 Wall Street	—	57,637	266,255	323,892	9,468	58,014	275,346	333,360	105,886	2008	Aug-11
NEW YORK, NY	—	249,878	917,312	1,167,190	137,182	251,228	1,053,144	1,304,372	380,884
Garrison Square	—	5,591	91,027	96,618	9,632	5,687	100,563	106,250	41,736	1887/1990	Sep-10
Ridge at Blue Hills	25,000	6,039	34,869	40,908	3,072	6,272	37,708	43,980	15,893	2007	Sep-10
Inwood West	51,721	20,778	88,096	108,874	9,753	19,569	99,058	118,627	38,730	2006	Apr-11
14 North	—	10,961	51,175	62,136	9,517	11,180	60,473	71,653	24,942	2005	Apr-11
100 Pier 4	—	24,584	—	24,584	201,393	24,607	201,370	225,977	29,077	2015	Dec-15
BOSTON, MA	76,721	67,953	265,167	333,120	233,367	67,315	499,172	566,487	150,378
TOTAL NORTHEAST REGION	76,721	317,831	1,182,479	1,500,310	370,549	318,543	1,552,316	1,870,859	531,262

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2017

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
SOUTHEAST REGION
Seabrook	—	1,846	4,155	6,001	9,343	2,912	12,432	15,344	10,472	1984/2004	Feb-96
Altamira Place	—	1,533	11,076	12,609	21,395	3,637	30,367	34,004	27,378	1984/2007	Apr-94
Regatta Shore	—	757	6,608	7,365	16,863	2,151	22,077	24,228	18,908	1988/2007	Jun-94
Alafaya Woods	—	1,653	9,042	10,695	10,384	2,608	18,471	21,079	14,697	1989/2006	Oct-94
Los Altos	—	2,804	12,349	15,153	12,334	4,222	23,265	27,487	17,325	1990/2004	Oct-96
Lotus Landing	—	2,185	8,639	10,824	10,935	2,963	18,796	21,759	13,550	1985/2006	Jul-97
Seville On The Green	—	1,282	6,498	7,780	7,756	1,766	13,770	15,536	10,134	1986/2004	Oct-97
Ashton @ Waterford	—	3,872	17,538	21,410	5,181	4,338	22,253	26,591	15,488	2000	May-98
Arbors at Lee Vista	—	6,692	12,860	19,552	14,184	7,493	26,243	33,736	20,933	1992/2007	Aug-06
ORLANDO, FL	—	22,624	88,765	111,389	108,375	32,090	187,674	219,764	148,885
Legacy Hill	—	1,148	5,867	7,015	9,844	1,887	14,972	16,859	12,130	1977	Nov-95
Hickory Run	—	1,469	11,584	13,053	10,771	2,322	21,502	23,824	15,164	1989	Dec-95
Carrington Hills	—	2,117	—	2,117	36,910	4,710	34,317	39,027	23,982	1999	Dec-95
Brookridge	—	708	5,461	6,169	6,490	1,371	11,288	12,659	7,975	1986	Mar-96
Breckenridge	—	766	7,714	8,480	5,871	1,435	12,916	14,351	9,110	1986	Mar-97
Colonnade	16,331	1,460	16,015	17,475	7,375	2,050	22,800	24,850	14,130	1998	Jan-99
The Preserve at Brentwood	—	3,182	24,674	27,856	9,080	3,755	33,181	36,936	23,549	1998	Jun-04
Polo Park	23,550	4,583	16,293	20,876	17,190	5,856	32,210	38,066	25,178	1987/2008	May-06
NASHVILLE, TN	39,881	15,433	87,608	103,041	103,531	23,386	183,186	206,572	131,218
Summit West	—	2,176	4,710	6,886	10,657	3,651	13,892	17,543	12,275	1972	Dec-92
The Breyley	—	1,780	2,458	4,238	18,228	3,721	18,745	22,466	18,225	1977/2007	Sep-93
Lakewood Place	—	1,395	10,647	12,042	11,529	2,922	20,649	23,571	16,090	1986	Mar-94
Cambridge Woods	12,450	1,791	7,166	8,957	10,548	3,164	16,341	19,505	12,630	1985	Jun-97
Inlet Bay	—	7,702	23,150	30,852	17,391	10,092	38,151	48,243	30,024	1988/1989	Jun-03
MacAlpine Place	—	10,869	36,858	47,727	9,535	11,742	45,520	57,262	31,960	2001	Dec-04
The Vintage Lofts at West End	—	6,611	37,663	44,274	18,382	15,199	47,457	62,656	28,293	2009	Jul-09
TAMPA, FL	12,450	32,324	122,652	154,976	96,270	50,491	200,755	251,246	149,497
The Reserve and Park at Riverbridge	39,787	15,968	56,401	72,369	12,151	16,746	67,774	84,520	45,310	1999/2001	Dec-04
OTHER FLORIDA	39,787	15,968	56,401	72,369	12,151	16,746	67,774	84,520	45,310
TOTAL SOUTHEAST REGION	92,118	86,349	355,426	441,775	320,327	122,713	639,389	762,102	474,910
SOUTHWEST REGION
Thirty377	25,000	24,036	32,951	56,987	17,923	24,383	50,527	74,910	28,099	1999/2007	Aug-06
Legacy Village	82,734	16,882	100,102	116,984	17,155	19,752	114,387	134,139	65,000	2005/06/07	Mar-08
Addison Apts at The Park	—	22,041	11,228	33,269	8,616	30,698	11,187	41,885	8,859	1977/78/79	May-07
Addison Apts at The Park II	—	7,903	554	8,457	3,275	8,415	3,317	11,732	2,064	1970	May-07
Addison Apts at The Park I	—	10,440	634	11,074	3,563	11,009	3,628	14,637	2,549	1975	May-07
DALLAS, TX	107,734	81,302	145,469	226,771	50,532	94,257	183,046	277,303	106,571
Barton Creek Landing	—	3,151	14,269	17,420	23,443	5,119	35,744	40,863	26,542	1986/2012	Mar-02
Residences at the Domain	36,299	4,034	55,256	59,290	13,245	4,512	68,023	72,535	34,285	2007	Aug-08
Red Stone Ranch	—	5,084	17,646	22,730	2,983	5,467	20,246	25,713	8,505	2000	Apr-12
Lakeline Villas	—	4,148	16,869	21,017	2,087	4,448	18,656	23,104	7,590	2002	Apr-12
AUSTIN, TX	36,299	16,417	104,040	120,457	41,758	19,546	142,669	162,215	76,922
Steele Creek	—	8,586	130,400	138,986	278	8,592	130,672	139,264	1,721	2015	Oct-17
DENVER, CO	—	8,586	130,400	138,986	278	8,592	130,672	139,264	1,721
TOTAL SOUTHWEST REGION	144,033	106,305	379,909	486,214	92,568	122,395	456,387	578,782	185,214
TOTAL OPERATING COMMUNITIES	805,181	1,686,367	5,232,504	6,918,871	2,528,060	1,893,581	7,553,350	9,446,931	3,303,998
REAL ESTATE UNDER DEVELOPMENT
The Residences at Pacific City		78,085	—	78,085	253,044	78,085	253,044	331,129	3,854
345 Harrison		32,938	—	32,938	228,423	31,383	229,978	261,361	—
TOTAL REAL ESTATE UNDER DEVELOPMENT	—	111,023	—	111,023	481,467	109,468	483,022	592,490	3,854
LAND
Waterside		11,862	—	11,862	222	12,084	—	12,084	333
7 Harcourt		884	—	884	5,792	804	5,872	6,676	14
Vitruvian Park®		4,325	—	4,325	9,291	11,347	2,269	13,616	2,273

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2017

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
Wilshire at LaJolla		31,105	—	31,105	97	31,202	—	31,202	—
Dublin Land		8,922	—	8,922	3,440	8,922	3,440	12,362	—
TOTAL LAND	—	57,098	—	57,098	18,842	64,359	11,581	75,940	2,620
COMMERCIAL
Circle Towers Office Bldg	—	—	—	—	7,679	1,380	6,299	7,679	3,570
Brookhaven Shopping Center	—	—	—	—	23,079	7,793	15,286	23,079	13,920
TOTAL COMMERCIAL	—	—	—	—	30,758	9,173	21,585	30,758	17,490
Other (b)	—	—	—	—	6,265	—	6,265	6,265	72
1745 Shea Center I	—	3,034	20,534	23,568	1,254	3,035	21,787	24,822	2,132
TOTAL CORPORATE	—	3,034	20,534	23,568	7,519	3,035	28,052	31,087	2,204
TOTAL COMMERCIAL & CORPORATE	—	3,034	20,534	23,568	38,277	12,208	49,637	61,845	19,694
Deferred Financing Costs	(1,912)
TOTAL REAL ESTATE OWNED	$803,269	$1,857,522	$5,253,038	$7,110,560	$3,066,646	$2,079,616	$8,097,590	$10,177,206	$3,330,166

(a)Date of original construction/date of last major renovation, if applicable.

(b)Includes unallocated accruals and capital expenditures.

The aggregate cost for federal income tax purposes was approximately $9.1 billion at December 31, 2017  (unaudited).

The estimated depreciable lives for all buildings in the latest Consolidated Statements of Operations are 35 to 55 years.

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2017

(In thousands)

3‑YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION

The following is a reconciliation of the carrying amount of total real estate owned at December 31, (in thousands):

	2017	2016	2015
Balance at beginning of the year	$9,615,753	$9,190,276	$8,383,259
Real estate acquired	235,993	324,104	906,446
Capital expenditures and development	369,029	339,813	203,183
Real estate sold	(43,569)	(238,440)	(301,920)
Impairment of assets, including casualty-related impairments	—	—	(692)
Balance at end of the year	$10,177,206	$9,615,753	$9,190,276

The following is a reconciliation of total accumulated depreciation for real estate owned at December 31, (in thousands):

	2017	2016	2015
Balance at beginning of the year	$2,923,625	$2,646,874	$2,434,772
Depreciation expense for the year	424,772	398,904	364,622
Accumulated depreciation on sales	(18,231)	(122,153)	(152,520)
Balance at end of year	$3,330,166	$2,923,625	$2,646,874

UNITED DOMINION REALTY, L.P.

SCHEDULE III — REAL ESTATE OWNED

DECEMBER 31, 2017

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Cost of
					Improvements
					Capitalized
				Total Initial	Subsequent to			Buildings &			Date of
		Land and Land	Building and	Acquisition	Acquisition	Land and Land		Buildings	Total Carrying	Accumulated	Construction
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements		Improvements	Value	Depreciation	(a)	Date Acquired
WEST REGION
2000 Post Street	$—	$9,861	$44,578	$54,439	$21,571		$11,020	$64,990	$76,010	$30,623	1987/2016	Dec-98
Birch Creek	—	4,365	16,696	21,061	8,122		1,045	28,138	29,183	15,732	1968	Dec-98
Highlands Of Marin	—	5,996	24,868	30,864	27,788		7,823	50,829	58,652	33,322	1991/2010	Dec-98
Marina Playa	—	6,224	23,916	30,140	12,235		1,141	41,234	42,375	21,855	1971	Dec-98
River Terrace	38,495	22,161	40,137	62,298	5,847		22,751	45,394	68,145	28,808	2005	Aug-05
CitySouth	—	14,031	30,537	44,568	36,702		16,388	64,882	81,270	43,163	1972/2012	Nov-05
Bay Terrace	—	8,545	14,458	23,003	5,824		11,579	17,248	28,827	10,906	1962	Oct-05
Highlands of Marin Phase II	—	5,353	18,559	23,912	11,200		5,758	29,354	35,112	18,309	1968/2010	Oct-07
Edgewater	—	30,657	83,872	114,529	11,436		30,720	95,245	125,965	49,873	2007	Mar-08
Almaden Lake Village	27,000	594	42,515	43,109	7,651		907	49,853	50,760	27,685	1999	Jul-08
SAN FRANCISCO, CA	65,495	107,787	340,136	447,923	148,376		109,132	487,167	596,299	280,276
Harbor at Mesa Verde	—	20,476	28,538	49,014	19,346		21,995	46,365	68,360	31,256	1965/2003	Jun-03
27 Seventy Five Mesa Verde	—	99,329	110,644	209,973	97,401		113,691	193,683	307,374	115,829	1979/2013	Oct-04
Pacific Shores	—	7,345	22,624	29,969	11,742		8,024	33,687	41,711	23,146	1971/2003	Jun-03
Huntington Vista	—	8,055	22,486	30,541	14,187		9,215	35,513	44,728	22,752	1970	Jun-03
Missions at Back Bay	—	229	14,129	14,358	3,391		10,987	6,762	17,749	4,809	1969	Dec-03
Eight 80 Newport Beach - North	—	62,516	46,082	108,598	40,460		68,217	80,841	149,058	51,642	1968/2000/2016	Oct-04
Eight 80 Newport Beach - South	—	58,785	50,067	108,852	32,476		60,812	80,516	141,328	48,986	1968/2000/2016	Mar-05
ORANGE COUNTY, CA	—	256,735	294,570	551,305	219,003		292,941	477,367	770,308	298,420
Crowne Pointe	—	2,486	6,437	8,923	8,421		3,083	14,261	17,344	9,003	1987	Dec-98
Hilltop	—	2,174	7,408	9,582	5,594		2,997	12,179	15,176	7,965	1985	Dec-98
The Kennedy	—	6,179	22,307	28,486	2,727		6,280	24,933	31,213	15,434	2005	Nov-05
Hearthstone at Merrill Creek	—	6,848	30,922	37,770	4,923		7,032	35,661	42,693	20,118	2000	May-08
Island Square	—	21,284	89,389	110,673	6,320		21,631	95,362	116,993	51,102	2007	Jul-08
SEATTLE, WA	—	38,971	156,463	195,434	27,985		41,023	182,396	223,419	103,622
Rosebeach	—	8,414	17,449	25,863	4,758		8,792	21,829	30,621	14,644	1970	Sep-04
Tierra Del Rey	—	39,586	36,679	76,265	6,967		39,769	43,463	83,232	23,843	1998	Dec-07
LOS ANGELES, CA	—	48,000	54,128	102,128	11,725		48,561	65,292	113,853	38,487
Boronda Manor	—	1,946	8,982	10,928	10,320		3,250	17,998	21,248	10,504	1979	Dec-98
Garden Court	—	888	4,188	5,076	5,941		1,600	9,417	11,017	5,679	1973	Dec-98
Cambridge Court	—	3,039	12,883	15,922	16,609		5,548	26,983	32,531	15,939	1974	Dec-98
Laurel Tree	—	1,304	5,115	6,419	6,654		2,287	10,786	13,073	6,396	1977	Dec-98
The Pointe At Harden Ranch	—	6,388	23,854	30,242	29,912		10,241	49,913	60,154	28,586	1986	Dec-98
The Pointe At Northridge	—	2,044	8,028	10,072	10,886		3,384	17,574	20,958	10,479	1979	Dec-98
The Pointe At Westlake	—	1,329	5,334	6,663	7,212		2,300	11,575	13,875	6,585	1975	Dec-98
MONTEREY PENINSULA, CA	—	16,938	68,384	85,322	87,534		28,610	144,246	172,856	84,168
Verano at Rancho Cucamonga Town Square	—	13,557	3,645	17,202	55,786		23,534	49,454	72,988	38,366	2006	Oct-02
OTHER SOUTHERN CA	—	13,557	3,645	17,202	55,786		23,534	49,454	72,988	38,366
Tualatin Heights	—	3,273	9,134	12,407	7,638		3,906	16,139	20,045	11,379	1989	Dec-98
Hunt Club	—	6,014	14,870	20,884	7,388		6,493	21,779	28,272	16,008	1985	Sep-04
PORTLAND, OR	—	9,287	24,004	33,291	15,026		10,399	37,918	48,317	27,387
TOTAL WEST REGION	65,495	491,275	941,330	1,432,605	565,435		554,200	1,443,840	1,998,040	870,726
MID-ATLANTIC REGION
Ridgewood	—	5,612	20,086	25,698	10,322		6,255	29,765	36,020	22,262	1988	Aug-02
DelRey Tower	—	297	12,786	13,083	114,031		9,559	117,555	127,114	25,219	2014	Jan-08
Wellington Place at Olde Town	31,373	13,753	36,059	49,812	19,205		14,788	54,229	69,017	38,698	1987/2008	Sep-05
Andover House	—	183	59,948	60,131	5,002		263	64,870	65,133	35,751	2004	Mar-07
Sullivan Place	—	1,137	103,676	104,813	9,322		1,641	112,494	114,135	65,065	2007	Dec-07
Courts at Huntington Station	—	27,749	111,878	139,627	3,054		27,852	114,829	142,681	16,483	2011	Oct-15
METROPOLITAN D.C.	31,373	48,731	344,433	393,164	160,936		60,358	493,742	554,100	203,478
Calvert’s Walk	—	4,408	24,692	29,100	8,029		4,900	32,229	37,129	22,913	1988	Mar-04
20 Lambourne	—	11,750	45,590	57,340	8,559		12,298	53,601	65,899	30,791	2003	Mar-08
BALTIMORE, MD	—	16,158	70,282	86,440	16,588		17,198	85,830	103,028	53,704
TOTAL MID-ATLANTIC REGION	31,373	64,889	414,715	479,604	177,524	—	77,556	579,572	657,128	257,182

UNITED DOMINION REALTY, L.P.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2017

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Cost of
					Improvements
					Capitalized
				Total Initial	Subsequent to		Buildings &				Date of
		Land and Land	Building and	Acquisition	Acquisition	Land and Land	Buildings	Total Carrying	Accumulated		Construction
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation		(a)	Date Acquired
NORTHEAST REGION
10 Hanover Square	—	41,432	218,983	260,415	12,957	41,658	231,714	273,372		78,792	2005	Apr-11
95 Wall Street	—	57,637	266,255	323,892	9,468	58,014	275,346	333,360		105,886	2008	Aug-11
NEW YORK, NY	—	99,069	485,238	584,307	22,425	99,672	507,060	606,732		184,678
14 North	—	10,961	51,175	62,136	9,517	11,180	60,473	71,653		24,942	2005	Apr-11
BOSTON, MA	—	10,961	51,175	62,136	9,517	11,180	60,473	71,653		24,942
TOTAL NORTHEAST REGION	—	110,030	536,413	646,443	31,942	110,852	567,533	678,385		209,620
SOUTHEAST REGION
Legacy Hill	—	1,148	5,867	7,015	9,844	1,887	14,972	16,859		12,130	1977	Nov-95
Hickory Run	—	1,469	11,584	13,053	10,771	2,322	21,502	23,824		15,164	1989	Dec-95
Carrington Hills	—	2,117	—	2,117	36,910	4,710	34,317	39,027		23,982	1999	Dec-95
Brookridge	—	708	5,461	6,169	6,490	1,371	11,288	12,659		7,975	1986	Mar-96
Breckenridge	—	766	7,714	8,480	5,871	1,435	12,916	14,351		9,110	1986	Mar-97
Polo Park	23,550	4,583	16,293	20,876	17,190	5,856	32,210	38,066		25,178	1987/2008	May-06
NASHVILLE, TN	23,550	10,791	46,919	57,710	87,076	17,581	127,205	144,786		93,539
Inlet Bay	—	7,702	23,150	30,852	17,391	10,092	38,151	48,243		30,024	1988/1989	Jun-03
MacAlpine Place	—	10,869	36,858	47,727	9,535	11,742	45,520	57,262		31,960	2001	Dec-04
TAMPA, FL	—	18,571	60,008	78,579	26,926	21,834	83,671	105,505		61,984
The Reserve and Park at Riverbridge	39,787	15,968	56,401	72,369	12,151	16,746	67,774	84,520		45,310	1999/2001	Dec-04
OTHER FLORIDA	39,787	15,968	56,401	72,369	12,151	16,746	67,774	84,520		45,310
TOTAL SOUTHEAST REGION	63,337	45,330	163,328	208,658	126,153	56,161	278,650	334,811		200,833
SOUTHWEST REGION
Steele Creek	—	8,586	130,400	138,986	278	8,592	130,672	139,264		1,721	2015	43009
DENVER, CO	—	8,586	130,400	138,986	278	8,592	130,672	139,264		1,721
TOTAL SOUTHWEST REGION	—	8,586	130,400	138,986	278	8,592	130,672	139,264		1,721
TOTAL OPERATING COMMUNITIES	160,205	720,110	2,186,186	2,906,296	901,332	807,361	3,000,267	3,807,628		1,540,082
COMMERCIAL
Circle Towers Office Bldg	—	1,407	—	1,407	6,221	1,380	6,248	7,628		3,570
TOTAL COMMERCIAL	—	1,407	—	1,407	6,221	1,380	6,248	7,628		3,570
Other (b)	—	—	—	—	1,700	—	1,700	1,700		—
TOTAL CORPORATE	—	—	—	—	1,700	—	1,700	1,700		—
TOTAL COMMERCIAL & CORPORATE	—	1,407	—	1,407	7,921	1,380	7,948	9,328	—	3,570
Deferred Financing Costs	(360)
TOTAL REAL ESTATE OWNED	$159,845	$721,517	$2,186,186	$2,907,703	$909,253	$808,741	$3,008,215	$3,816,956		$1,543,652

(a)Date of original construction/date of last major renovation, if applicable.

(b)Includes unallocated accruals and capital expenditures.

The aggregate cost for federal income tax purpose was approximately $3.1 billion at December 31, 2017 (unaudited).

The estimated depreciable lives for all buildings in the latest Consolidated Statements of Operations are 35 to 55 years.

UNITED DOMINION REALTY, L.P.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2017

(In thousands)

3‑YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION

The following is a reconciliation of the carrying amount of total real estate owned at December 31, (in thousands):

	2017	2016	2017
Balance at beginning of the year	$3,674,704	$3,630,905	$4,238,770
Real estate acquired	138,986	—	139,627
Capital expenditures and development	45,211	71,720	61,196
Real estate sold	(41,945)	(27,921)	(180,069)
Real estate deconsolidated	—	—	(628,479)
Casualty-related impairment of assets	—	—	(140)
Balance at end of year	$3,816,956	$3,674,704	$3,630,905

The following is a reconciliation of total accumulated depreciation for real estate owned at December 31, (in thousands):

	2017	2016	2015
Balance at beginning of the year	$1,408,815	$1,281,258	$1,403,303
Depreciation expense for the year	153,068	144,942	168,495
Accumulated depreciation on sales	(18,231)	(17,385)	(67,177)
Accumulated depreciation on property deconsolidated	—	—	(223,363)
Balance at end of year	$1,543,652	$1,408,815	$1,281,258