Form 10-Q
period 2018-03-31
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2018-04-26
CIK 74208, 1018254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

UDR, Inc.	☐
United Dominion Realty, L.P.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

UDR, Inc.	Yes ☐ No ☒
United Dominion Realty, L.P.	Yes ☐ No ☒

The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of April 24, 2018 was 267,600,380.

UDR, INC.

UNITED DOMINION REALTY, L.P.

Item 3. Defaults Upon Senior Securities	97

Item 4. Mine Safety Disclosures	97

Item 5. Other Information	97

Item 6. Exhibits	98

Signatures	100

Exhibit 12.1
Exhibit 12.2
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4

EXPLANATORY NOTE

This Report combines the quarterly reports on Form 10‑Q for the quarter ended March 31, 2018 of UDR, Inc., a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR, Inc. is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company,” “UDR” or “UDR, Inc.” refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including United Dominion Realty, L.P. and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”), both Delaware limited partnerships of which UDR is the sole general partner. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or the “OP” refer to United Dominion Realty, L.P., together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership and the DownREIT Partnership are referred to as “OP Units” and “DownREIT Units,” respectively, and the holders of the OP Units and DownREIT Units are referred to as “unitholders.” This combined Form 10‑Q is being filed separately by UDR and the Operating Partnership.

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

As of March 31, 2018, UDR owned 110,883 units (100%) of the general partnership interests of the Operating Partnership and 174,135,116 OP Units, representing approximately 94.8% of the total outstanding OP Units in the Operating Partnership. UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and UDR’s role as the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are presented in this report for each of UDR and the Operating Partnership.

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2018	2017
ASSETS
Real estate owned:
Real estate held for investment	$9,558,744	$9,584,716
Less: accumulated depreciation	(3,407,025)	(3,326,312)
Real estate held for investment, net	6,151,719	6,258,404
Real estate under development (net of accumulated depreciation of $6,790 and $3,854, respectively)	644,207	588,636
Total real estate owned, net of accumulated depreciation	6,795,926	6,847,040
Cash and cash equivalents	1,083	2,038
Restricted cash	19,770	19,792
Notes receivable, net	39,469	19,469
Investment in and advances to unconsolidated joint ventures, net	732,578	720,830
Other assets	120,222	124,104
Total assets	$7,709,048	$7,733,273

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$801,523	$803,269
Unsecured debt, net	2,879,150	2,868,394
Real estate taxes payable	24,130	18,349
Accrued interest payable	28,850	33,432
Security deposits and prepaid rent	35,321	31,916
Distributions payable	95,122	91,455
Accounts payable, accrued expenses, and other liabilities	83,054	102,956
Total liabilities	3,947,150	3,949,771

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	876,120	948,138

Equity:
Preferred stock, no par value; 50,000,000 shares authorized:
8.00% Series E Cumulative Convertible; 2,780,994 shares issued and outstanding at March 31, 2018 and December 31, 2017	46,200	46,200
Series F; 15,805,518 and 15,852,721 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1	1
Common stock, $0.01 par value; 350,000,000 shares authorized:
267,583,892 and 267,822,069 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	2,676	2,678
Additional paid-in capital	4,638,766	4,651,205
Distributions in excess of net income	(1,808,907)	(1,871,603)
Accumulated other comprehensive income/(loss), net	(1,276)	(2,681)
Total stockholders’ equity	2,877,460	2,825,800
Noncontrolling interests	8,318	9,564
Total equity	2,885,778	2,835,364
Total liabilities and equity	$7,709,048	$7,733,273

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
REVENUES:
Rental income	$250,483	$241,271
Joint venture management and other fees	2,822	2,570
Total revenues	253,305	243,841
OPERATING EXPENSES:
Property operating and maintenance	40,587	39,600
Real estate taxes and insurance	33,282	30,188
Property management	6,888	6,635
Other operating expenses	2,009	1,691
Real estate depreciation and amortization	108,136	105,032
General and administrative	11,759	13,075
Casualty-related charges/(recoveries), net	940	502
Other depreciation and amortization	1,691	1,608
Total operating expenses	205,292	198,331
Operating income	48,013	45,510
Income/(loss) from unconsolidated entities	(1,677)	11,198
Interest expense	(29,943)	(30,539)
Interest income and other income/(expense), net	2,759	427
Income/(loss) before income taxes and gain/(loss) on sale of real estate owned	19,152	26,596
Tax (provision)/benefit, net	(227)	(332)
Income/(loss) from continuing operations	18,925	26,264
Gain/(loss) on sale of real estate owned, net of tax	70,300	2,132
Net income/(loss)	89,225	28,396
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(7,390)	(2,338)
Net (income)/loss attributable to noncontrolling interests	(79)	(91)
Net income/(loss) attributable to UDR, Inc.	81,756	25,967
Distributions to preferred stockholders — Series E (Convertible)	(955)	(929)
Net income/(loss) attributable to common stockholders	$80,801	$25,038

Common distributions declared per share	$0.3225	$0.3100

Income/(loss) per weighted average common share:
Basic	$0.30	$0.09
Diluted	$0.30	$0.09

Weighted average number of common shares outstanding:
Basic	267,546	266,790
Diluted	269,208	268,688

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income/(loss)	$89,225	$28,396
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	1,710	632
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	(172)	818
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	1,538	1,450
Comprehensive income/(loss)	90,763	29,846
Comprehensive (income)/loss attributable to noncontrolling interests	(7,602)	(2,558)
Comprehensive income/(loss) attributable to UDR, Inc.	$83,161	$27,288

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except per share data)

(Unaudited)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2017	$46,201	$2,678	$4,651,205	$(1,871,603)	$(2,681)	$9,564	$2,835,364
Net income/(loss) attributable to UDR, Inc.	—	—	—	81,756	—	—	81,756
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	70	70
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	108	108
Repurchase of common shares	—	(6)	(19,982)	—	—	—	(19,988)
Long Term and Short Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	(1,424)	(1,424)
Other comprehensive income/(loss)	—	—	—	—	1,405	—	1,405
Issuance/(forfeiture) of common and restricted shares, net	—	—	(4,148)	—	—	—	(4,148)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	4	11,691	—	—	—	11,695
Common stock distributions declared ($0.3225 per share)	—	—	—	(86,322)	—	—	(86,322)
Preferred stock distributions declared-Series E ($0.3492 per share)	—	—	—	(955)	—	—	(955)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	68,217	—	—	68,217
Balance at March 31, 2018	$46,201	$2,676	$4,638,766	$(1,808,907)	$(1,276)	$8,318	$2,885,778

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income/(loss)	$89,225	$28,396
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	109,827	106,640
(Gain)/loss on sale of real estate owned, net of tax	(70,300)	(2,132)
(Income)/loss from unconsolidated entities	1,677	(11,198)
Return on investment in unconsolidated joint ventures	678	1,455
Amortization of share-based compensation	3,504	3,379
Other	1,745	4,215
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	3,560	4,034
Increase/(decrease) in operating liabilities	(7,660)	(14,528)
Net cash provided by/(used in) operating activities	132,256	120,261

Investing Activities
Acquisition of real estate assets	—	(65,381)
Proceeds from sales of real estate investments, net	89,433	3,250
Development of real estate assets	(63,718)	(63,022)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(14,765)	(21,955)
Capital expenditures — non-real estate assets	(433)	(1,233)
Investment in unconsolidated joint ventures	(19,736)	(24,193)
Distributions received from unconsolidated joint ventures	5,633	9,711
Purchase deposits on pending acquisitions	(1,000)	—
Repayment/(issuance) of notes receivable, net	(20,000)	—
Net cash provided by/(used in) investing activities	(24,586)	(162,823)

Financing Activities
Payments on secured debt	(1,172)	(99,463)
Net proceeds/(repayment) of unsecured debt	(25,000)	—
Proceeds from the issuance of unsecured debt	—	220,000
Net proceeds/(repayment) of revolving bank debt	35,940	14,790
Repurchase of common shares	(19,988)	—
Distributions paid to redeemable noncontrolling interests	(7,990)	(7,476)
Distributions paid to preferred stockholders	(915)	(925)
Distributions paid to common stockholders	(83,051)	(78,942)
Other	(6,471)	(5,311)
Net cash provided by/(used in) financing activities	(108,647)	42,673
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(977)	111
Cash, cash equivalents, and restricted cash, beginning of year	21,830	22,106
Cash, cash equivalents, and restricted cash, end of period	$20,853	$22,217

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$35,155	$32,463
Cash paid/(refunds received) for income taxes	(22)	171
Non-cash transactions:
Transfer of investment in and advances to unconsolidated joint ventures to real estate owned	$—	$32,260
Vesting of LTIP Units	4,397	2,317
Development costs and capital expenditures incurred but not yet paid	39,746	34,336
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (303,498 shares in 2018 and 50,689 shares in 2017)	11,695	1,850
Dividends declared but not yet paid	95,122	91,436

The following reconciles cash, cash equivalents, and restricted cash to the total of the same amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$2,038	$2,112
Restricted cash	19,792	19,994
Total cash, cash equivalents, and restricted cash as shown above	$21,830	$22,106
Cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$1,083	$2,460
Restricted cash	19,770	19,757
Total cash, cash equivalents, and restricted cash as shown above	$20,853	$22,217

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

1. BASIS OF PRESENTATION

Basis of Presentation

UDR, Inc., collectively with our consolidated subsidiaries (“UDR,” the “Company,” “we,” “our,” or “us”), is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of March 31, 2018, there were 183,636,543 units in the Operating Partnership (“OP Units”) outstanding, of which 174,245,999 OP Units, or 94.9%, were owned by UDR and 9,390,544 OP Units, or 5.1%, were owned by outside limited partners. As of March 31, 2018, there were 32,367,380 units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 17,161,630, or 53.0%, were owned by UDR (including 13,470,651 DownREIT Units, or 41.6%, that were held by the Operating Partnership) and 15,205,750, or 47.0%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of March 31, 2018, and results of operations for the three months ended March 31, 2018 and 2017,  have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2017 appearing in UDR’s Annual Report on Form 10‑K, filed with the Securities and Exchange Commission on February 20, 2018.

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

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those in Note 6, Secured and Unsecured Debt, Net.

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging, Targeted Improvements to Accounting for Hedging Activities. The ASU aims to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The updated standard will be effective for the Company on January 1, 2019 and must be applied using a modified retrospective approach; however, early adoption of the ASU is permitted. The Company early adopted the guidance on January 1, 2018; however, the updated standard did not have a material impact on the consolidated financial statements. Related disclosures were updated pursuant to the requirements of the ASU.

In January 2017, the FASB issued ASU 2017‑01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The ASU changes the definition of a business to assist entities with evaluating whether a set of transferred assets is a business. As a result, the accounting for acquisitions of real estate could be impacted. The updated standard was effective for the Company on January 1, 2018. The ASU will be applied prospectively to any transactions occurring

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2018

after adoption. The Company expects that the updated standard will result in fewer acquisitions of real estate meeting the definition of a business and fewer acquisition-related costs being expensed in the period incurred.

In November 2016, the FASB issued ASU 2016‑18, Statement of Cash Flows (Topic 230), Restricted Cash. The ASU addresses the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The updated standard was effective for the Company on January 1, 2018, and was applied retrospectively to all periods presented. The updated standard did not have a material impact on the consolidated financial statements. Related disclosures were updated pursuant to the requirements of the ASU.

As a result of the adoption of ASU 2016-18, for the three months ended March 31, 2017, the following line items in the following amounts were reclassified on the Consolidated Statements of Cash Flows (in thousands):

Three months ended
March 31, 2017
(Increase)/decrease in operating assets	$(203)
Net cash provided by /(used in) operating activities	$(203)

Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	$(34)
Net cash provided by /(used in) investing activities	$(34)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$(237)

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

In January 2016, the FASB issued ASU No. 2016‑01, Financial Instruments – Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The updated standard requires certain equity securities to be measured at fair value on the balance sheet, with changes in fair value recognized in net income. The standard was effective for the Company on January 1, 2018. The Company holds one investment in equity securities subject to the updated guidance. As the investment does not have a readily determinable fair value, the Company elected the measurement alternative under which the investment is measured at cost, less any impairment, plus or minus changes resulting from observable price changes for an identical or similar investment of the same issuer. During the three months ended March 31, 2018, the Company recorded a gain of $2.1 million in Interest income and other income/(expense), net on the Consolidated Statements of Operations as a result of measuring the investment using this measurement alternative. The Company does not view the impact, as a result of the adoption of the updated standard, to be material to the consolidated financial statements. Disclosures were updated pursuant to the requirements of the ASU.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2018

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, including industry-specific revenue guidance. The standard specifically excludes lease contracts. The ASU allows for the use of either the full or modified retrospective transition method. The updated standard was effective for the Company on January 1, 2018, at which time the Company adopted it using the modified retrospective approach. However, as the majority of the Company’s revenue is from rental income related to leases, the ASU did not have a material impact on the consolidated financial statements. Related disclosures are provided and/or updated pursuant to the requirements of the ASU.

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

Revenue

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, utilizing the modified retrospective method, under which only contracts entered into after the effective date or not complete as of the effective date are subject to the new standard and an adjustment to the opening balance of retained earnings is made to recognize any required adjustments. As a result of the adoption, the Company did not make an adjustment to retained earnings because no open contracts required different treatment under the new standard.

Revenue is measured based on consideration specified in contracts with customers. The Company recognizes revenue when it satisfies a performance obligation by providing the services specified in a contract to the customer.

The following is a description of the principal streams from which the Company generates its revenue:

Lease Revenue

Lease revenue related to leases is recognized on an accrual basis when due from residents and tenants in accordance with ASC 840, Leases. Rental payments are generally due on a monthly basis and recognized on a straight-line basis over the reasonably assured lease term. In addition, in circumstances where a lease incentive is provided to tenants, the incentive is recognized as a reduction of lease revenue on a straight-line basis over the reasonably assured lease term.

Reimbursements Revenue

Reimbursements revenue includes all pass-through revenue from retail and residential leases and common area maintenance reimbursements from retail leases. Reimbursements revenue is recognized on a gross basis as earned as the Company has determined it is the principal provider of the services.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2018

Other Revenue

Other revenue is generated by services provided by the Company to its retail and residential tenants and other unrelated third parties. These fees are generally recognized as earned.

Joint venture management and other fees

The Joint venture management and other fees revenue consists of management fees charged to our equity method joint ventures per the terms of contractual agreements and other fees. Joint venture fee revenue is recognized monthly as the management services are provided and the fees are earned or upon a transaction whereby the Company earns a fee.

Real Estate Sales Gain Recognition

For sale transactions resulting in a transfer of a controlling financial interest of a property, the Company generally derecognizes the related assets and liabilities from its Consolidated Balance Sheets and records the gain or loss in the period in which the transfer of control occurs. If control of the property has not transferred to the counterparty, the criteria for derecognition are not met and the Company will continue to recognize the related assets and liabilities on its Consolidated Balance Sheets.

Sale transactions to entities in which the Company sells a controlling financial interest in a property but retains a noncontrolling interest are accounted for as partial sales. Partial sales resulting in a change in control are accounted for at fair value and a full gain or loss is recognized. Therefore, the Company will record a gain or loss on the partial interest sold, and the initial measurement of our retained interest will be accounted for at fair value.

Sales of real estate to joint ventures or other noncontrolled investees are also accounted for at fair value and the Company will record a full gain or loss in the period the property is contributed.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2018

Disaggregation of Revenue

Rental income, as disclosed on the Consolidated Statements of Operations, is disaggregated by principal revenue stream and by reportable segment in the following tables (dollars in thousands).  Joint venture management and other fees are not included in the tables as they are not allocable to a specific reportable segment or segments.

	Lease	Reimbursements	Other	Total
For the three months ended March 31, 2018	Revenue (a)	Revenue	Revenue	Revenue
Same-Store Communities
West Region	$90,874	$4,198	$2,700	$97,772
Mid-Atlantic Region	53,417	2,616	1,949	57,982
Northeast Region	36,710	637	717	38,064
Southeast Region	26,672	1,666	1,698	30,036
Southwest Region	9,754	558	467	10,779
Non-Mature Communities/Other	13,611	1,784	455	15,850
Total segment and consolidated revenues	$231,038	$11,459	$7,986	$250,483

	Lease	Reimbursements	Other	Total
For the three months ended March 31, 2017	Revenue (a)	Revenue	Revenue	Revenue
Same-Store Communities
West Region	$87,170	$3,993	$2,780	$93,943
Mid-Atlantic Region	52,289	2,602	1,797	56,688
Northeast Region	36,447	715	759	37,921
Southeast Region	25,516	1,610	1,531	28,657
Southwest Region	9,649	504	526	10,679
Non-Mature Communities/Other	11,575	1,462	346	13,383
Total segment and consolidated revenues	$222,646	$10,886	$7,739	$241,271
(a)	Lease Revenue is subject to recognition under ASC 840, Leases.

Notes Receivable

The following table summarizes our Notes receivable, net as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	Interest rate at	Balance Outstanding
	March 31,	March 31,	December 31,
	2018	2018	2017
Note due March 2019 (a)	12.00%	$20,000	$—
Note due February 2020 (b)	10.00%	13,669	13,669
Note due October 2020 (c)	8.00%	2,000	2,000
Note due August 2022 (d)	10.00%	3,800	3,800
Total notes receivable, net		$39,469	$19,469

(a)

In March 2018, the Company entered into a secured note receivable with an unaffiliated third party with an aggregate commitment of $20.0 million, of which $20.0 million has been funded. Interest payments are due when the loan matures. The note matures in March 2019 and is secured by a parcel of land.

(b)

The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $16.4 million, of which $13.7 million has been funded. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the eighth anniversary of the date of the note (February 2020).

(c)

The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $2.0 million, of which $2.0 million has been funded. Interest payments are due when the loan matures. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $10.0 million

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2018

or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (October 2020).
(d)

The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $10.0 million, of which, $3.8 million has been funded. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $25.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) August 2022.

During the three months ended March 31, 2018 and 2017, the Company recognized $0.6 million and $0.5 million, respectively, of interest income from notes receivable, none of which was related party interest income, which is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three months ended March 31, 2018 and 2017, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 10, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three months ended March 31, 2018 and 2017,  was $0.1 million and $0.1 million, respectively.

Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as taxable REIT subsidiaries (“TRS”).

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of March 31, 2018 and December 31, 2017, UDR’s net deferred tax asset was $0.1 million and $0.1 million, respectively.

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

UDR had no material unrecognized tax benefit, accrued interest or penalties at March 31, 2018. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2014 through 2017 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2018

As of December 31, 2017,  management of the Company had completed its review of the effects of the Tax Cuts and Jobs Act, under which it recognized a one-time tax benefit of $1.1 million related to the recording of previously reserved receivables for REIT AMT credits that became refundable.

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of March 31, 2018, the Company owned and consolidated 126 communities in 11 states plus the District of Columbia totaling 39,834 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31,	December 31,
	2018	2017
Land	$1,773,402	$1,780,229
Depreciable property — held and used:
Land improvements	190,177	189,919
Building, improvements, and furniture, fixtures and equipment	7,595,165	7,614,568
Under development:
Land and land improvements	109,122	109,468
Building, improvements, and furniture, fixtures and equipment	541,875	483,022
Real estate owned	10,209,741	10,177,206
Accumulated depreciation	(3,413,815)	(3,330,166)
Real estate owned, net	$6,795,926	$6,847,040

Acquisitions

The Company did not have any acquisitions during the three months ended March 31, 2018.

Dispositions

During the three months ended March 31, 2018, the Company sold an operating community in Orange County, California with a total of 264 apartment homes for gross proceeds of $90.5 million, resulting in a gain of $70.3 million. The proceeds were designated for a tax-deferred Section 1031 exchange that were used to pay a portion of the purchase price for an acquisition in October 2017.

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the three months ended March 31, 2018 and 2017,  were $3.4 million and $2.8 million, respectively. During the three months ended March 31, 2018 and 2017,  total interest capitalized was $4.6 million and $4.7 million, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion and depreciation commences over the estimated useful life.

In connection with the acquisition of certain properties, the Company agreed to pay certain of the tax liabilities of certain contributors if the Company sells one or more of the properties contributed in a taxable transaction prior to the expiration of specified periods of time following the acquisition. The Company may, however, sell, without being

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2018

required to pay any tax liabilities, any of such properties in a non-taxable transaction, including, but not limited to, a tax-deferred Section 1031 exchange.

Further, the Company has agreed to maintain certain debt that may be guaranteed by certain contributors for specified periods of time following the acquisition. The Company, however, has the ability to refinance or repay guaranteed debt or to substitute new debt if the debt and the guaranty continue to satisfy certain conditions.

4. VARIABLE INTEREST ENTITIES

The Company has determined that the Operating Partnership and DownREIT Partnership are VIEs as the limited partners lack substantive kick-out rights and substantive participating rights. The Company has concluded that it is the primary beneficiary of, and therefore consolidates, the Operating Partnership and DownREIT Partnership based on its role as the sole general partner of the Operating Partnership and DownREIT Partnership. The Company’s role as community manager and its equity interests give us the power to direct the activities that most significantly impact the economic performance and the obligation to absorb potentially significant losses or the right to receive potentially significant benefits of the Operating Partnership and DownREIT Partnership.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2018

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of March 31, 2018 and December 31, 2017 (dollars in thousands):

				Number of
		Number of		Apartment
		Properties		Homes	Investment at		UDR’s Ownership Interest
	Location of	March 31,		March 31,	March 31,	December 31,	March 31,	December 31,
Joint Venture	Properties	2018		2018	2018	2017	2018	2017
Operating and development:
UDR/MetLife I	Los Angeles, CA	1	development community (a)	150	$35,125	$34,653	50.0%	50.0%
UDR/MetLife II	Various	18	operating communities	4,059	301,567	303,702	50.0%	50.0%
Other UDR/MetLife	Various	5	operating communities	1,437	133,359	135,563	50.6%	50.6%
Joint Ventures
UDR/MetLife Vitruvian Park®	Addison, TX	3	operating communities;	1,513	80,184	78,404	50.0%	50.0%
		1	development community (a);
		5	land parcels
UDR/KFH	Washington, D.C.	3	operating communities	660	8,146	8,958	30.0%	30.0%
West Coast Development Joint Ventures (c)	Los Angeles, CA	1	operating community	293	37,385	37,916	47.0%	47.0%
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment, preferred equity investments and other investments					$595,766	$599,196

							Income from investments
					Investment at		Three Months Ended
			Years To	UDR	March 31,	December 31,	March 31,
Developer Capital Program (b)	Location	Rate	Maturity	Commitment	2018	2017	2018	2017
Preferred equity investments:
West Coast Development Joint Ventures (c)	Various	6.5%	N/A	—	$65,174	$64,226	$796	$12,291
1532 Harrison (d)	San Francisco, CA	11.0%	4.3	24,645	13,942	11,346	341	—
1200 Broadway (e)	Nashville, TN	8.0%	4.5	55,558	24,968	18,011	408	—
Other investments:
The Portals (f)	Washington, D.C.	11.0%	3.2	38,559	30,552	26,535	679	—
Other investment ventures	N/A	N/A	N/A	$15,000	2,176	1,516	$(90)	$—
Total Developer Capital Program					136,812	121,634
Total investment in and advances to unconsolidated joint ventures, net					$732,578	$720,830

(a)

The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes upon completion of development. As of March 31, 2018, 98 apartment homes had been completed in UDR/MetLife Vitruvian Park®, and no apartment homes had been completed in UDR/MetLife I.

(b)

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

At inception of the agreement, the Company had a fixed-price option to acquire the remaining interest in each community beginning one year after completion. If the options are exercised for all five communities, the Company’s total purchase price will be $597.4 million. In the event the Company does not exercise its options to purchase at least two communities, the unaffiliated joint venture partner will be entitled to earn a contingent disposition fee equal to a 6.5% return on its implied equity in the communities not acquired. The unaffiliated joint venture partner is providing certain guaranties and as of the date of the agreement there were construction loans on all five communities.

In January 2017, the Company exercised its fixed-price option to purchase the joint venture partner’s ownership interest in one of the five communities, a 244 home operating community in Seattle, Washington, thereby increasing

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2018

its ownership interest from 49% to 100%, for a cash purchase price of approximately $66.0 million. As a result, the Company consolidated the operating community and it is no longer accounted for as a preferred equity investment in an unconsolidated joint venture.

During 2017, the joint venture sold two of the four remaining communities, a 211 home operating community in Seattle, Washington for a sales price of approximately $101.3 million and a 399 home operating community in Anaheim, California for a sales price of approximately $148.0 million.

During the three months ended March 31, 2018, the fixed-price option to acquire one of the two remaining communities held by the West Coast Development Joint Ventures expired. The community achieved stabilization during 2017, at which time the Company and its joint venture partner began receiving income and expenses based on their ownership percentages. The Company and its joint venture partner plan to continue operating the community as a long-term hold.

As of March 31, 2018, the remaining community subject to the fixed-price acquisition option is still under construction and the Company continues to receive a 6.5% preferred return on its investment in that community. The Company anticipates acquiring this remaining community for a contractual purchase price at 100% of approximately $130.1 million. As the Company currently holds a 49% ownership interest in the community, it expects to pay approximately $66.4 million for the remaining 51% ownership. As such, the Company has disclosed a contractual purchase price commitment (see Note 12, Commitments and Contingencies). The acquisition is expected to occur in 2019.

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

The Company’s recorded equity investment in the West Coast Development Joint Ventures at March 31, 2018 and December 31, 2017, of $102.6 million and $102.1 million, respectively, is inclusive of outside basis costs and our accrued but unpaid preferred return.

(d)

In June 2017, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 136 apartment home community in San Francisco, California. The Company’s preferred equity investment of up to $24.6 million earns a preferred return of 11.0% per annum. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. As of March 31, 2018, the Company had contributed approximately $13.9 million to the joint venture. The Company has concluded it does not control the joint venture and accounts for it under the equity method of accounting.

(e)

In September 2017, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 313 apartment home community in Nashville, Tennessee. The Company’s preferred equity investment of up to $55.6 million earns a preferred return of 8.0% per annum and receives a variable percentage of the value created from the project upon a capital or liquidating event. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. As of March 31, 2018,  the Company had contributed approximately $25.0 million to the joint venture. The Company has concluded it does not control the joint venture and accounts for it under the equity method of accounting.

(f)

In May 2017, the Company entered into a joint venture agreement with an unaffiliated joint venture partner. The joint venture has made a mezzanine loan to a third party developer of a 373 apartment home community in

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2018

Washington, D.C. The unaffiliated joint venture partner is the managing member of the joint venture. The mezzanine loan is for up to $71.0 million at an interest rate of 13.5% per annum and carries a term of four years with one,  12-month extension option. The Company’s investment commitment to the joint venture is approximately $38.6 million and earns a weighted average return rate of approximately 11.0% per annum. As of March 31, 2018, the Company had contributed approximately $30.6 million to the joint venture. The Company has concluded it does not control the joint venture and accounts for it under the equity method of accounting.

As of March 31, 2018 and December 31, 2017, the Company had deferred fees of $11.1 million and $10.9 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $2.7 million and $2.6 million during each of the three months ended March 31, 2018 and 2017, respectively, for our management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the three months ended March 31, 2018 and 2017.

Combined summary balance sheets relating to the unconsolidated joint ventures and partnerships (not just our proportionate share) are presented below as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31,	December 31,
	2018	2017
Total real estate, net	$3,256,696	$3,236,180
Cash and cash equivalents	46,009	36,411
Other assets	53,470	48,706
Total assets	$3,356,175	$3,321,297

Amount due to/(from) UDR	$3,574	$(1,452)
Third party debt, net	2,042,830	2,005,566
Accounts payable and accrued liabilities	78,440	85,643
Total liabilities	$2,124,844	$2,089,757
Total equity	$1,231,331	$1,231,540

Combined summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended
	March 31,
	2018	2017
Total revenues	$67,957	$65,731
Property operating expenses	26,937	25,483
Real estate depreciation and amortization	26,848	26,357
Operating income/(loss)	14,172	13,891
Interest expense	(19,406)	(20,536)
Net (income)/loss attributable to noncontrolling interest	(5)	48
Net income/(loss)	$(5,239)	$(6,597)

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2018

6. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at March 31, 2018 and December 31, 2017 (dollars in thousands):

	Principal Outstanding		As of March 31, 2018
			Weighted	Weighted
			Average	Average	Number of
	March 31,	December 31,	Interest	Years to	Communities
	2018	2017	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$393,702	$395,611	4.04%	5.1	7
Fannie Mae credit facilities (b)	285,836	285,836	4.86%	1.8	8
Deferred financing costs	(1,539)	(1,670)
Total fixed rate secured debt, net	677,999	679,777	4.39%	3.7	15
Variable Rate Debt
Tax-exempt secured notes payable (c)	94,700	94,700	1.90%	4.9	2
Fannie Mae credit facilities (b)	29,034	29,034	3.22%	0.7	1
Deferred financing costs	(210)	(242)
Total variable rate secured debt, net	123,524	123,492	2.21%	3.9	3
Total Secured Debt, net	801,523	803,269	4.05%	3.7	18
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due January 2020 (d) (h)	—	—	—%	1.8
Borrowings outstanding under unsecured commercial paper program due April 2018 (e) (h)	275,000	300,000	2.27%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2021 (f)	57,707	21,767	2.78%	2.8
Term Loan Facility due January 2021 (d) (h)	35,000	35,000	2.61%	2.8
Fixed Rate Debt
3.70% Medium-Term Notes due October 2020 (net of discounts of $20 and $22, respectively) (h)	299,980	299,978	3.70%	2.5
1.98% Term Loan Facility due January 2021 (d) (h)	315,000	315,000	1.98%	2.8
4.63% Medium-Term Notes due January 2022 (net of discounts of $1,356 and $1,446, respectively) (h)	398,644	398,554	4.63%	3.8
3.75% Medium-Term Notes due July 2024 (net of discounts of $652 and $678, respectively) (h)	299,348	299,322	3.75%	6.3
8.50% Debentures due September 2024	15,644	15,644	8.50%	6.5
4.00% Medium-Term Notes due October 2025 (net of discounts of $516 and $534, respectively) (g) (h)	299,484	299,466	4.00%	7.5
2.95% Medium-Term Notes due September 2026 (h)	300,000	300,000	2.95%	8.4
3.50% Medium-Term Notes due July 2027 (net of discounts of $653 and $670, respectively) (h)	299,347	299,330	3.50%	9.3
3.50% Medium-Term Notes due January 2028 (net of discounts of $1,161 and $1,191, respectively) (h)	298,839	298,809	3.50%	9.8
Other	18	19
Deferred financing costs	(14,861)	(14,495)
Total Unsecured Debt, net	2,879,150	2,868,394	3.47%	5.5
Total Debt, net	$3,680,673	$3,671,663	3.66%	5.1

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of March 31, 2018, secured debt encumbered $1.7 billion or 16.8% of UDR’s total real estate owned based upon gross book value ($8.5 billion or 83.2% of UDR’s real estate owned based on gross book value is unencumbered).

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2018

(a) At March 31, 2018, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from May 2019 through November 2026 and carry interest rates ranging from 3.15% to 5.86%.

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the life of the underlying debt instrument.

During the three months ended March 31, 2018 and 2017, the Company had $0.7 million and $0.7 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $7.5 million and $8.2 million at March 31, 2018 and December 31, 2017, respectively.

(b) UDR had two secured credit facilities with Fannie Mae with an aggregate commitment of $314.9 million at March 31, 2018. The Fannie Mae credit facilities mature at various dates from December 2018 through July 2020 and bear interest at floating and fixed rates. At March 31, 2018, $285.8 million of the outstanding balance was fixed and had a weighted average interest rate of 4.86% and the remaining balance of $29.0 million had a weighted average variable interest rate of 3.22%.

Further information related to these credit facilities is as follows (dollars in thousands):

	March 31,	December 31,
	2018	2017
Borrowings outstanding	$314,870	$314,870
Weighted average borrowings during the period ended	314,870	416,653
Maximum daily borrowings during the period ended	314,870	636,782
Weighted average interest rate during the period ended	4.7%	4.3%
Weighted average interest rate at the end of the period	4.7%	4.7%

(c) The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature in August 2019 and March 2032. Interest on these notes is payable in monthly installments. The variable rate mortgage notes have interest rates ranging from 1.80% to 1.95% as of March 31, 2018.

(d) The Company has a $1.1 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million unsecured term loan facility (the “Term Loan Facility”). The credit agreement for these facilities (the “Credit Agreement”) allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan Facility to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions, including obtaining commitments from one or more lenders. The Revolving Credit Facility has a scheduled maturity date of January 31, 2020, with two six-month extension options, subject to certain conditions. The Term Loan Facility has a scheduled maturity date of January 29, 2021.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2018

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31,	December 31,
	2018	2017
Total revolving credit facility	$1,100,000	$1,100,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	—	2,274
Maximum daily borrowings during the period ended	—	120,000
Weighted average interest rate during the period ended	—%	1.6%
Interest rate at end of the period	—%	—%

(1)	Excludes $3.3 million of letters of credit at March 31, 2018 and December 31, 2017.

(e) The Company has an unsecured commercial paper program. Under the terms of the program, the Company may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $500.0 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of the Company’s other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership.

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31,	December 31,
	2018	2017
Total unsecured commercial paper program	$500,000	$500,000
Borrowings outstanding at end of period	275,000	300,000
Weighted average daily borrowings during the period ended	306,328	238,810
Maximum daily borrowings during the period ended	370,000	390,000
Weighted average interest rate during the period ended	2.0%	1.4%
Interest rate at end of the period	2.3%	2.0%

In April 2018, the entire $275 million of outstanding unsecured commercial paper as of March 31, 2018 was repaid at maturity and an additional $320 million was issued with maturity dates in May 2018.

(f) The Company has a working capital credit facility, which provides for a $75.0 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 15, 2021. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to LIBOR plus a margin of 90 basis points. Depending on the Company’s credit rating, the margin ranges from 85 to 155 basis points. In February 2018, the Company amended the Working Capital Credit Facility to extend the scheduled maturity date from January 1, 2019 to January 15, 2021. The maximum borrowing capacity and interest rate were unchanged by the amendment.

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31,	December 31,
	2018	2017
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	57,707	21,767
Weighted average daily borrowings during the period ended	30,638	26,993
Maximum daily borrowings during the period ended	61,514	68,207
Weighted average interest rate during the period ended	2.6%	2.0%
Interest rate at end of the period	2.8%	2.5%

(g) The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $200.0 million of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 4.55%.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2018

(h) The Operating Partnership is a guarantor of this debt.

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten calendar years subsequent to March 31, 2018 are as follows (dollars in thousands):

	Total Fixed	Total Variable	Total	Total	Total
Year	Secured Debt	Secured Debt	Secured Debt	Unsecured Debt	Debt
2018	$3,464	$29,034	$32,498	$275,000	$307,498
2019	249,395	67,700	317,095	—	317,095
2020	198,076	—	198,076	300,000	498,076
2021	1,117	—	1,117	407,707	408,824
2022	1,157	—	1,157	400,000	401,157
2023	41,245	—	41,245	—	41,245
2024	—	—	—	315,644	315,644
2025	127,600	—	127,600	300,000	427,600
2026	50,000	—	50,000	300,000	350,000
2027	—	—	—	300,000	300,000
Thereafter	—	27,000	27,000	300,000	327,000
Subtotal	672,054	123,734	795,788	2,898,351	3,694,139
Non-cash (a)	5,945	(210)	5,735	(19,201)	(13,466)
Total	$677,999	$123,524	$801,523	$2,879,150	$3,680,673

(a)

Includes the unamortized balance of fair market value adjustments, premiums/discounts and deferred financing costs. For the three months ended March 31, 2018 and 2017, the Company amortized $1.0 million and $1.1 million, respectively, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at March 31, 2018.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2018

7. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended
	March 31,
	2018	2017
Numerator for income/(loss) per share:
Income/(loss) from continuing operations	$18,925	$26,264
Gain/(loss) on sale of real estate owned, net of tax	70,300	2,132
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(7,390)	(2,338)
Net (income)/loss attributable to noncontrolling interests	(79)	(91)
Net income/(loss) attributable to UDR, Inc.	81,756	25,967
Distributions to preferred stockholders — Series E (Convertible)	(955)	(929)
Income/(loss) attributable to common stockholders - basic and diluted	$80,801	$25,038

Denominator for income/(loss) per share:
Weighted average common shares outstanding	267,963	267,402
Non-vested restricted stock awards	(417)	(612)
Denominator for basic income/(loss) per share	267,546	266,790
Incremental shares issuable from assumed conversion of stock options, unvested LTIP Units and unvested restricted stock	1,662	1,898
Denominator for diluted income/(loss) per share	269,208	268,688

Income/(loss) per weighted average common share:
Basic	$0.30	$0.09
Diluted	$0.30	$0.09

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three months ended March 31, 2018 and 2017, the effect of the conversion of the OP Units, DownREIT Units, LTIP Units and the Company’s Series E preferred stock was not dilutive and therefore not included in the above calculation.

For the three months ended March 31, 2018, the Company did not enter into any forward purchase agreements under its continuous equity program.

The following table sets forth the additional shares of common stock outstanding by equity instrument if converted to common stock for each of the three months ended March 31, 2018 and 2017 (shares in thousands):

	Three Months Ended
	March 31,
	2018	2017
OP/DownREIT Units	24,506	24,962
Convertible preferred stock	3,011	3,028
Stock options, unvested LTIP Units and unvested restricted stock	1,662	1,898

8. NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interests in the Operating Partnership and DownREIT Partnership

Interests in the Operating Partnership and the DownREIT Partnership held by limited partners are represented by OP Units and DownREIT Units, respectively. The income is allocated to holders of OP Units/DownREIT Units based

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2018

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

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, December 31, 2017	$948,138
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(68,217)
Conversion of OP Units/DownREIT Units to Common Stock	(11,695)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	7,390
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(8,346)
OP Units Issued	4,320
Vesting of Long-Term Incentive Plan Units	4,397
Allocation of other comprehensive income/(loss)	133
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, March 31, 2018	$876,120

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners and unvested LTIP Units in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was $(0.1) million and $(0.1) million during the three months ended March 31, 2018 and 2017, respectively.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2018

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

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of March 31, 2018 and December 31, 2017,  are summarized as follows (dollars in thousands):

			Fair Value at March 31, 2018, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	March 31,	March 31,	Liabilities	Inputs	Inputs
	2018	2018	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable (a)	$39,469	$40,167	$—	$—	$40,167
Derivatives - Interest rate contracts (b)	7,004	7,004	—	7,004	—
Total assets	$46,473	$47,171	$—	$7,004	$40,167

Secured debt instruments - fixed rate: (c)
Mortgage notes payable	$393,702	$391,230	$—	$—	$391,230
Fannie Mae credit facilities	285,836	290,173	—	—	290,173
Secured debt instruments - variable rate: (c)
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	29,034	29,034	—	—	29,034
Unsecured debt instruments: (c)
Working capital credit facility	57,707	57,707	—	—	57,707
Commercial paper program	275,000	275,000	—	—	275,000
Unsecured notes	2,561,304	2,542,106	—	—	2,542,106
Total liabilities	$3,697,283	$3,679,950	$—	$—	$3,679,950

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (d)	$876,120	$876,120	$—	$876,120	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2018

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

There were no transfers into or out of any of the levels of the fair value hierarchy during the three months ended March 31, 2018.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However,

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2018

as of March 31, 2018 and December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At March 31, 2018 and December 31, 2017, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hieracrchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the three months ended March 31, 2018 and 2017.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2018

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

During the three months ended March 31, 2017, the Company recognized a loss of less than $0.1 million reclassified from Accumulated other comprehensive income/(loss), net to Interest expense due to the de-designation of a cash flow hedge. No amounts were de-designated during the three months ended March 31, 2018.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through March 31, 2018, the Company estimates that an additional $2.4 million will be reclassified as a decrease to Interest expense.

As of March 31, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps	4	$315,000
Interest rate caps	1	$65,197

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of less than $0.1 million for the three months ended March 31, 2018 and 2017.

As of March 31, 2018, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	3	$271,076

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2018

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017
Derivatives designated as hedging instruments:
Interest rate products	$7,004	$5,743	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2018	2017	2018	2017	2018	2017
Three Months Ended March 31,
Interest rate products	$1,710	$632	$172	$(764)	$—	$(54)

	Three Months Ended
	March 31,
	2018	2017
Total amount of Interest expense presented on the Consolidated Statements of Operations	$29,943	$30,539

	Gain/(Loss) Recognized in
	Interest income and other income/(expense), net
Derivatives Not Designated as Hedging Instruments	2018	2017
Three Months Ended March 31,
Interest rate products	$—	$(1)

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

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

As of March 31, 2018, the fair value of derivatives was in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, of $7.2 million.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2018

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of March 31, 2018 and December 31, 2017 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
March 31, 2018	$7,004	$—	$7,004	$—	$—	$7,004

December 31, 2017	$5,743	$—	$5,743	$—	$—	$5,743

(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Liabilities	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Liabilities	Liabilities	Sheets	(a)	Instruments	Posted	Net Amount
March 31, 2018	$—	$—	$—	$—	$—	$—

December 31, 2017	$—	$—	$—	$—	$—	$—

(a)

Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

11. STOCK BASED COMPENSATION

The Company recognized stock based compensation expense, inclusive of awards granted to our non-employee directors, net of capitalization, of $3.5 million and $3.4 million during the three months ended March 31, 2018 and 2017, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2018

12. COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Under Development

The following summarizes the Company’s real estate commitments at March 31, 2018 (dollars in thousands):

		Costs		Expected Costs		Average
	Number	Incurred		to Complete		Ownership
	Properties	to Date (a)		(unaudited)		Stake
Wholly-owned — under development	2	$650,997	(b)	$65,503		100%
Joint ventures:
Unconsolidated joint ventures	2	172,040		9,734	(c)	50%
Preferred equity investments	5	97,044	(d)	41,293	(e)	49%	(f)
Other investments	1	32,728		20,831	(g)	—%
Total		$952,809		$137,361

(a)	Represents 100% of project costs incurred as of March 31, 2018.
(b)	Costs incurred as of March 31, 2018 include $33.4 million of accrued fixed assets for development.
(c)	Represents UDR’s proportionate share of expected remaining costs to complete the developments.
(d)	Represents UDR’s investment in the West Coast Development Joint Ventures, 1532 Harrison and 1200 Broadway for the properties under development as of March 31, 2018.
(e)	Represents UDR’s remaining commitment for 1532 Harrison and 1200 Broadway.
(f)	Represents UDR’s average ownership stake in the West Coast Development Joint Ventures only and does not include UDR’s preferred equity interest in 1532 Harrison and 1200 Broadway.
(g)	Represents UDR’s remaining commitment for The Portals and other investment ventures.

Purchase Commitments

As described in Note 5, Joint Ventures and Partnerships, the Company anticipates acquiring one of the communities held by the West Coast Development Joint Ventures in 2019 for a contractual purchase price at 100% of approximately $130.1 million. As the Company currently holds a 49% ownership interest in the community, it expects to pay approximately $66.4 million for the remaining 51% ownership. The community will be consolidated upon closing of the acquisition.

During the three months ended March 31, 2018, the Company entered into a contract to purchase a $13.2 million development land parcel located in Denver, Colorado. The Company made a $1.0 million deposit on the purchase which, as of March 31, 2018, is generally non-refundable other than due to a  failure of closing conditions pursuant to the terms of the agreement. The acquisition is expected to close in the fourth quarter of 2018, subject to customary closing conditions.

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

March 31, 2018

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

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•

Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2017 and held as of March 31, 2018. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three months ended March 31, 2018 and 2017.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2018

The following table details rental income and NOI for UDR’s reportable segments for the three months ended March 31, 2018 and 2017, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

	March 31, (a)
	2018	2017
Reportable apartment home segment rental income
Same-Store Communities
West Region	$97,772	$93,943
Mid-Atlantic Region	57,982	56,688
Northeast Region	38,064	37,921
Southeast Region	30,036	28,657
Southwest Region	10,779	10,679
Non-Mature Communities/Other	15,850	13,383
Total segment and consolidated rental income	$250,483	$241,271

Reportable apartment home segment NOI
Same-Store Communities
West Region	$73,651	$70,249
Mid-Atlantic Region	39,819	39,619
Northeast Region	26,577	26,901
Southeast Region	21,047	19,661
Southwest Region	6,452	6,678
Non-Mature Communities/Other	9,068	8,375
Total segment and consolidated NOI	176,614	171,483
Reconciling items:
Joint venture management and other fees	2,822	2,570
Property management	(6,888)	(6,635)
Other operating expenses	(2,009)	(1,691)
Real estate depreciation and amortization	(108,136)	(105,032)
General and administrative	(11,759)	(13,075)
Casualty-related (charges)/recoveries, net	(940)	(502)
Other depreciation and amortization	(1,691)	(1,608)
Income/(loss) from unconsolidated entities	(1,677)	11,198
Interest expense	(29,943)	(30,539)
Interest income and other income/(expense), net	2,759	427
Tax (provision)/benefit, net	(227)	(332)
Gain/(loss) on sale of real estate owned, net of tax	70,300	2,132
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(7,390)	(2,338)
Net (income)/loss attributable to noncontrolling interests	(79)	(91)
Net income/(loss) attributable to UDR, Inc.	$81,756	$25,967

(a)	Same-Store Community population consisted of 38,277 apartment homes.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2018

The following table details the assets of UDR’s reportable segments as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31,	December 31,
	2018	2017
Reportable apartment home segment assets:
Same-Store Communities:
West Region	$3,635,407	$3,630,164
Mid-Atlantic Region	2,453,299	2,449,286
Northeast Region	1,866,696	1,865,762
Southeast Region	764,893	762,102
Southwest Region	292,898	292,074
Non-Mature Communities/Other	1,196,548	1,177,818
Total segment assets	10,209,741	10,177,206
Accumulated depreciation	(3,413,815)	(3,330,166)
Total segment assets — net book value	6,795,926	6,847,040
Reconciling items:
Cash and cash equivalents	1,083	2,038
Restricted cash	19,770	19,792
Notes receivable, net	39,469	19,469
Investment in and advances to unconsolidated joint ventures, net	732,578	720,830
Other assets	120,222	124,104
Total consolidated assets	$7,709,048	$7,733,273

Capital expenditures related to our Same-Store Communities totaled $12.7 million and $15.6 million for the three months ended March 31, 2018 and 2017, respectively. Capital expenditures related to our Non-Mature Communities/Other totaled $0.3 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.

Markets included in the above geographic segments are as follows:

i.	West Region — Orange County, San Francisco, Seattle, Los Angeles, Monterey Peninsula, Other Southern California and Portland
ii.	Mid-Atlantic Region — Metropolitan D.C., Richmond and Baltimore
iii.	Northeast Region — New York and Boston
iv.	Southeast Region — Orlando, Tampa, Nashville and Other Florida
v.	Southwest Region — Dallas, Austin and Denver

[This page is intentionally left blank.]

UNITED DOMINION REALTY, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit data)

	March 31,	December 31,
	2018	2017
ASSETS
Real estate owned:
Real estate held for investment	$3,782,351	$3,816,956
Less: accumulated depreciation	(1,557,445)	(1,543,652)
Total real estate owned, net of accumulated depreciation	2,224,906	2,273,304
Cash and cash equivalents	74	293
Restricted cash	13,011	12,579
Investment in unconsolidated entities	67,546	76,907
Other assets	29,276	32,490
Total assets	$2,334,813	$2,395,573
LIABILITIES AND CAPITAL
Liabilities:
Secured debt, net	$159,885	$159,845
Notes payable due to the General Partner	273,334	273,334
Real estate taxes payable	8,337	2,683
Accrued interest payable	630	629
Security deposits and prepaid rent	15,072	13,949
Distributions payable	59,461	57,025
Accounts payable, accrued expenses, and other liabilities	10,566	12,978
Total liabilities	527,285	520,443

Commitments and contingencies (Note 10)

Capital:
Partners’ capital:
General partner:
110,883 OP Units outstanding at March 31, 2018 and December 31, 2017	974	955
Limited partners:
183,525,660 and 183,240,041 OP Units outstanding at March 31, 2018 and December 31, 2017, respectively	1,502,398	1,463,340
Total partners’ capital	1,503,372	1,464,295
Advances (to)/from the General Partner	290,802	397,899
Noncontrolling interests	13,354	12,936
Total capital	1,807,528	1,875,130
Total liabilities and capital	$2,334,813	$2,395,573

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
REVENUES:
Rental income	$106,592	$102,605

OPERATING EXPENSES:
Property operating and maintenance	16,618	16,518
Real estate taxes and insurance	11,685	11,024
Property management	2,931	2,822
Other operating expenses	1,554	1,548
Real estate depreciation and amortization	37,565	36,879
General and administrative	4,309	5,219
Casualty-related charges/(recoveries), net	342	553
Total operating expenses	75,004	74,563

Operating income	31,588	28,042

Income/(loss) from unconsolidated entities	(5,017)	(5,424)
Interest expense	(1,973)	(5,558)
Interest expense on note payable due to the General Partner	(3,053)	(3,053)
Income/(loss) from continuing operations	21,545	14,007
Gain/(loss) on sale of real estate owned	70,300	—
Net income/(loss)	91,845	14,007
Net (income)/loss attributable to noncontrolling interests	(418)	(350)
Net income/(loss) attributable to OP unitholders	$91,427	$13,657

Net income/(loss) per weighted average OP Unit - basic and diluted	$0.50	$0.07

Weighted average OP Units outstanding - basic and diluted	183,523	183,324

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income/(loss)	$91,845	$14,007
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	—	54
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	—	54
Comprehensive income/(loss)	91,845	14,061
Comprehensive (income)/loss attributable to noncontrolling interests	(418)	(350)
Comprehensive income/(loss) attributable to OP unitholders	$91,427	$13,711

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL

(In thousands)

(Unaudited)

		Limited				Advances
	Class A	Partners	UDR, Inc		Total	(to)/from
	Limited	and LTIP	Limited	General	Partners’	General	Noncontrolling
	Partner	Units	Partner	Partner	Capital	Partner	Interests	Total
Balance at December 31, 2017	$67,474	$283,568	$1,112,298	$955	$1,464,295	$397,899	$12,936	$1,875,130
Net income/(loss)	887	4,014	86,471	55	91,427	—	418	91,845
Distributions	(582)	(2,684)	(56,157)	(36)	(59,459)	—	—	(59,459)
OP Unit redemptions for common shares of UDR	—	(320)	320	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	(5,384)	(19,590)	24,974	—	—	—	—	—
Long-Term Incentive Plan Unit grants	—	7,109	—	—	7,109	—	—	7,109
Net change in advances (to)/from the General Partner	—	—	—	—	—	(107,097)	—	(107,097)
Balance at March 31, 2018	$62,395	$272,097	$1,167,906	$974	$1,503,372	$290,802	$13,354	$1,807,528

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income/(loss)	$91,845	$14,007
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	37,565	36,879
(Gain)/loss on sale of real estate owned	(70,300)	—
(Income)/loss from unconsolidated entities	5,017	5,424
Other	1,091	1,256
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	2,091	2,636
Increase/(decrease) in operating liabilities	3,540	4,122
Net cash provided by/(used in) operating activities	70,849	64,324

Investing Activities
Proceeds from sales of real estate investments, net	89,433	—
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(7,402)	(12,126)
Distributions received from unconsolidated entities	4,344	4,176
Net cash provided by/(used in) investing activities	86,375	(7,950)

Financing Activities
Advances (to)/from the General Partner, net	(154,101)	45,088
Payments on secured debt	—	(98,340)
Distributions paid to partnership unitholders	(2,910)	(2,567)
Net cash provided by/(used in) financing activities	(157,011)	(55,819)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	213	555
Cash, cash equivalents, and restricted cash, beginning of year	12,872	12,450
Cash, cash equivalents, and restricted cash, end of period	$13,085	$13,005

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$3,368	$7,066
Non-cash transactions:
Development costs and capital expenditures incurred but not yet paid	1,903	4,816
LTIP Unit grants	7,109	1,991
Distributions declared but not yet paid	59,461	57,025

The following reconciles cash, cash equivalents, and restricted cash to the total of the same amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year
Cash and cash equivalents	$293	$756
Restricted cash	12,579	11,694
Total cash, cash equivalents, and restricted cash as shown above	$12,872	$12,450
Cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$74	$864
Restricted cash	13,011	12,141
Total cash, cash equivalents, and restricted cash as shown above	$13,085	$13,005

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

1. CONSOLIDATION AND BASIS OF PRESENTATION

Basis of Presentation

United Dominion Realty, L.P. (“UDR, L.P.,” the “Operating Partnership,” “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the three months ended March 31, 2018 and 2017, rental revenues of the Operating Partnership represented 43% of the General Partner’s consolidated rental revenues. As of March 31, 2018, the Operating Partnership’s apartment portfolio consisted of 52 communities located in 15 markets consisting of 16,434 apartment homes.

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

As of March 31, 2018, there were 183,636,543 OP Units outstanding, of which 174,245,999, or 94.9%, were owned by UDR and affiliated entities and 9,390,544, or 5.1%, were owned by non-affiliated limited partners. There were 183,350,924 OP Units outstanding as of December 31, 2017, of which 174,237,688, or 95.0%, were owned by UDR and affiliated entities and 9,113,236, or 5.0%, were owned by non-affiliated limited partners. See Note 9, Capital Structure.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of March 31, 2018, and results of operations for the three months ended March 31, 2018 and 2017,  have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2017 included in the Annual Report on Form 10‑K filed by UDR and the Operating Partnership with the SEC on February 20, 2018.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

March 31, 2018

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging, Targeted Improvements to Accounting for Hedging Activities. The ASU aims to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The updated standard will be effective for the Operating Partnership on January 1, 2019 and must be applied using a modified retrospective approach; however, early adoption of the ASU is permitted. The Operating Partnership early adopted the guidance on January 1, 2018, however, the updated standard did not have a material impact on the consolidated financial statements. Related disclosures were updated pursuant to the requirements of the ASU.

In January 2017, the FASB issued ASU 2017‑01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The ASU changes the definition of a business to assist entities with evaluating whether a set of transferred assets is a business. As a result, the accounting for acquisitions of real estate could be impacted. The updated standard was effective for the Operating Partnership on January 1, 2018. The ASU will be applied prospectively to any transactions occurring after adoption. The Operating Partnership expects that the updated standard will result in fewer acquisitions of real estate meeting the definition of a business and fewer acquisition-related costs being expensed in the period incurred.

In November 2016, the FASB issued ASU 2016‑18, Statement of Cash Flows (Topic 230), Restricted Cash. The ASU addresses the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The updated standard was effective for the Operating Partnership on January 1, 2018, and was applied retrospectively to all periods presented. The updated standard did not have a material impact on the consolidated financial statements. Related disclosures were updated pursuant to the requirements of the ASU.

As a result of the adoption of ASU 2016-18, for the three months ended March 31, 2017, the following line items in the following amounts were reclassified on the Consolidated Statements of Cash Flows (in thousands):

Three months ended
March 31, 2017
(Increase)/decrease in operating assets	$424
Net cash provided by /(used in) operating activities	$424

Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	$23
Net cash provided by /(used in) investing activities	$23

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$447

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

March 31, 2018

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

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, including industry-specific revenue guidance. The standard specifically excludes lease contracts. The ASU allows for the use of either the full or modified retrospective transition method. The updated standard was effective for the Operating Partnership on January 1, 2018, at which time the Operating Partnership adopted it using the modified retrospective approach. However, as the majority of the Operating Partnership’s revenue is from rental income related to leases, the ASU did not have a material impact on the consolidated financial statements. Related disclosures are provided and/or updated pursuant to the requirements of the ASU.

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

Revenue

On January 1, 2018, the Operating Partnership adopted ASC Topic 606, Revenue from Contracts with Customers, utilizing the modified retrospective method, under which only contracts entered into after the effective date or not complete as of the effective date are subject to the new standard and an adjustment to the opening balance of partners’ capital is made to recognize any required adjustments. As a result of the adoption, the Operating Partnership did not make an adjustment to partners’ capital because no open contracts required different treatment under the new standard.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

March 31, 2018

Revenue is measured based on consideration specified in contracts with customers. The Operating Partnership recognizes revenue when it satisfies a performance obligation by providing the services specified in a contract to the customer.

The following is a description of the principal streams from which the Operating Partnership generates its revenue:

Lease Revenue

Lease revenue related to leases is recognized on an accrual basis when due from residents and tenants in accordance with ASC 840, Leases. Rental payments are generally due on a monthly basis and recognized on a straight-line basis over the reasonably assured lease term. In addition, in circumstances where a lease incentive is provided to tenants, the incentive is recognized as a reduction of lease revenue on a straight-line basis over the reasonably assured lease term.

Reimbursements Revenue

Reimbursements revenue includes all pass-through revenue from retail and residential leases and common area maintenance reimbursements from retail leases. Reimbursements revenue is recognized on a gross basis as earned as the Operating Partership has determined it is the principal provider of the services.

Other Revenue

Other revenue is generated by services provided by the Operating Partnership to its retail and residential tenants and other unrelated third parties. These fees are generally recognized as earned.

Real Estate Sales Gain Recognition

For sale transactions resulting in a transfer of a controlling financial interest of a property, the Operating Partnership generally derecognizes the related assets and liabilities from its Consolidated Balance Sheets and records the gain or loss in the period in which the transfer of control occurs. If control of the property has not transferred to the counterparty, the criteria for derecognition are not met and the Operating Partnership will continue to recognize the related assets and liabilities on its Consolidated Balance Sheets.

Sale transactions to entities in which the Operating Partnership sells a controlling financial interest in a property but retains a noncontrolling interest are accounted for as partial sales. Partial sales resulting in a change in control are accounted for at fair value and a full gain or loss is recognized. Therefore, the Operating Partnership will record a gain or loss on the partial interest sold, and the initial measurement of our retained interest will be accounted for at fair value.

Sales of real estate to joint ventures or other noncontrolled investees are also accounted for at fair value and the Operating Partnership will record a full gain or loss in the period the property is contributed.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

March 31, 2018

Disaggregation of Revenue

Rental income, as disclosed on the Consolidated Statements of Operations, is disaggregated by principal revenue stream and by reportable segment in the following tables (dollars in thousands):

	Lease	Reimbursements	Other	Total
For the three months ended March 31, 2018	Revenue (a)	Revenue	Revenue	Revenue
Same-Store Communities
West Region	$55,506	$2,834	$1,824	$60,164
Mid-Atlantic Region	13,906	626	495	15,027
Northeast Region	12,991	401	255	13,647
Southeast Region	11,226	753	750	12,729
Non-Mature Communities/Other	4,334	592	99	5,025
Total segment and consolidated revenues	$97,963	$5,206	$3,423	$106,592

	Lease	Reimbursements	Other	Total
For the three months ended March 31, 2017	Revenue (a)	Revenue	Revenue	Revenue
Same-Store Communities
West Region	$52,964	$2,682	$1,812	$57,458
Mid-Atlantic Region	13,688	596	464	14,748
Northeast Region	12,804	490	265	13,559
Southeast Region	10,848	744	679	12,271
Non-Mature Communities/Other	4,059	439	71	4,569
Total segment and consolidated revenues	$94,363	$4,951	$3,291	$102,605

(a)	Lease Revenue is subject to recognition under ASC 840, Leases.

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to unitholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three months ended March 31, 2018 and 2017, the Operating Partnership’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges and (gain)/loss reclassified from other comprehensive income/(loss) into earnings. The (gain)/loss reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 8, Derivatives and Hedging Activity, for further discussion.

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

March 31, 2018

which include federal and certain states. The Operating Partnership has no examinations in progress and none are expected at this time.

Management of the Operating Partnership has reviewed all open tax years (2014 through 2017) of tax jurisdictions and concluded there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns.

As of December 31, 2017,  management of the Operating Partnership had completed its review of the effects of the Tax Cuts and Jobs Act and it determined there was no material impact.

3. REAL ESTATE OWNED

Real estate assets owned by the Operating Partnership consist of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. At March 31, 2018, the Operating Partnership owned and consolidated 52 communities in nine states plus the District of Columbia totaling 16,434 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31,	December 31,
	2018	2017
Land	$712,588	$719,410
Depreciable property — held and used:
Land improvements	88,697	89,331
Buildings, improvements, and furniture, fixtures and equipment	2,981,066	3,008,215
Real estate owned	3,782,351	3,816,956
Accumulated depreciation	(1,557,445)	(1,543,652)
Real estate owned, net	$2,224,906	$2,273,304

Acquisitions

The Operating Partnership did not have any acquisitions of real estate during the three months ended March 31, 2018.

Dispositions

During the three months ended March 31, 2018,  the Operating Partnership sold an operating community in Orange County, California with a total of 264 apartment homes for gross proceeds of $90.5 million, resulting in a gain of $70.3 million. The proceeds were designated for a tax-deferred Section 1031 exchange that were used to pay a portion of the purchase price for an acquisition in October 2017.

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Operating Partnership capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the three months ended March 31, 2018 and 2017,  were less than $0.1 million and $0.3 million, respectively. During the three months ended March 31, 2018 and 2017,  total interest capitalized was less than $0.1 million. As each home in a capital project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization on the related portion and depreciation commences over the estimated useful life.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

March 31, 2018

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

As of March 31, 2018, the DownREIT Partnership owned 13 communities with 6,261 apartment homes. The Operating Partnership’s investment in the DownREIT Partnership was $67.5 million and $76.9 million as of March 31, 2018 and December 31, 2017, respectively.

Combined summary balance sheets relating to all of the DownREIT Partnership (not just our proportionate share) are presented below as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31,	December 31,
	2018	2017
Total real estate, net	$1,341,132	$1,359,170
Cash and cash equivalents	31	39
Note receivable from the General Partner	126,500	126,500
Other assets	4,762	4,937
Total assets	$1,472,425	$1,490,646

Secured debt, net	$435,952	$437,510
Other liabilities	23,623	27,574
Total liabilities	459,575	465,084
Total capital	1,012,850	1,025,562
Total liabilities and capital	$1,472,425	$1,490,646

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

March 31, 2018

Combined summary financial information relating to all of the DownREIT Partnership (not just our proportionate share) is presented below for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended
	March 31,
	2018	2017
Rental income	$34,012	$33,298
Property operating expenses	(14,487)	(13,976)
Real estate depreciation and amortization	(21,495)	(20,608)
Operating income/(loss)	(1,970)	(1,286)
Interest expense	(3,574)	(3,860)
Interest income on note receivable from the General Partner	1,196	1,166
Net income/(loss)	$(4,348)	$(3,980)

5. DEBT, NET

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	Principal Outstanding		As of March 31, 2018
				Weighted
			Weighted	Average
	March 31,	December 31,	Average	Years to	Communities
	2018	2017	Interest Rate	Maturity	Encumbered
Fixed Rate Debt
Fannie Mae credit facilities	$133,205	$133,205	5.28%	1.6	4
Deferred financing costs	(243)	(282)
Total fixed rate secured debt, net	132,962	132,923	5.28%	1.6	4
Variable Rate Debt
Tax-exempt secured note payable	27,000	27,000	1.80%	14.0	1
Deferred financing costs	(77)	(78)
Total variable rate secured debt, net	26,923	26,922	1.80%	14.0	1
Total Secured Debt, Net	$159,885	$159,845	4.80%	3.7	5

As of March 31, 2018, an aggregate commitment of $133.2 million of the General Partner’s secured credit facilities with Fannie Mae was owed by the Operating Partnership based on the ownership of the assets securing the debt. The entire commitment was outstanding at March 31, 2018. The portions of the Fannie Mae credit facilities owed by the Operating Partnership mature at various dates from October 2019 through December 2019 and bear interest at fixed rates. At March 31, 2018, the entire outstanding balance was fixed and had a weighted average interest rate of 5.28%.

The following information relates to the credit facilities owed by the Operating Partnership (dollars in thousands):

	March 31,	December 31,
	2018	2017
Borrowings outstanding	$133,205	$133,205
Weighted average borrowings during the period ended	133,205	223,347
Maximum daily borrowings during the period ended	133,205	408,549
Weighted average interest rate during the period ended	5.3%	4.6%
Interest rate at the end of the period	5.3%	5.3%

The Operating Partnership may from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

March 31, 2018

the fair value and par to interest expense over the life of the underlying debt instrument. The Operating Partnership did not have any unamortized fair value adjustments associated with the fixed rate debt instruments on the Operating Partnership’s properties.

Fixed Rate Debt

At March 31, 2018, the General Partner had borrowings against its fixed rate facilities of $285.8 million, of which $133.2 million was owed by the Operating Partnership based on the ownership of the assets securing the debt. As of March 31, 2018, the funds borrowed under the fixed rate Fannie Mae credit facilities owed by the Operating Partnership had a weighted average fixed interest rate of 5.28%.

Variable Rate Debt

Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures March 2032. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 1.80% as of March 31, 2018.

Secured credit facilities. At March 31, 2018, the General Partner had borrowings against its variable rate facilities of $29.0 million, none of which was owed by the Operating Partnership based on the ownership of the assets securing the debt.

The aggregate maturities of the Operating Partnership’s secured debt due during each of the next ten calendar years subsequent to March 31, 2018 are as follows (dollars in thousands):

	Fixed	Variable
Tax-Exempt
	Secured Credit	Secured Notes
Year	Facilities	Payable	Total
2018	$—	$—	$—
2019	133,205	—	133,205
2020	—	—	—
2021	—	—	—
2022	—	—	—
2023	—	—	—
2024	—	—	—
2025	—	—	—
2026	—	—	—
2027	—	—	—
Thereafter	—	27,000	27,000
Subtotal	133,205	27,000	160,205
Non-cash (a)	(243)	(77)	(320)
Total	$132,962	$26,923	$159,885

(a)

Includes the unamortized balance of fair market value adjustments, premiums/discounts, and deferred financing costs. For the three months ended March 31, 2018 and 2017, the Operating Partnership amortized less than $0.1 million and $0.1 million, respectively, of deferred financing costs into Interest expense.

Guarantor on Unsecured Debt

The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, an unsecured commercial paper program with an aggregate borrowing capacity of $500 million, $300 million of medium-term notes due October 2020, a $350 million term loan facility due January 2021, $400 million of medium-term notes due January 2022, $300 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025, $300 million of medium-term notes due September 2026, $300 million of medium-term notes due July 2027, and $300 million of medium-term notes due January 2028. As of March 31, 2018 and December 31, 2017, the General Partner did not have an outstanding balance under the unsecured

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

March 31, 2018

revolving credit facility and had $275 million and $300 million, respectively, outstanding under its unsecured commercial paper program.

In April 2018, the entire $275 million of outstanding unsecured commercial paper as of March 31, 2018 was repaid at maturity and an additional $320 million was issued with maturity dates in May 2018.

6. RELATED PARTY TRANSACTIONS

Advances (To)/From the General Partner

The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had net Advances (to)/from the General Partner of $290.8 million and $397.9 million at March 31, 2018 and December 31, 2017, respectively, which are reflected as increases/(decreases) of capital on the Consolidated Balance Sheets.

Allocation of General and Administrative Expenses

The General Partner shares various general and administrative costs, employees and other overhead costs with the Operating Partnership including legal assistance, acquisitions analysis, marketing, human resources, IT, accounting, rent, supplies and advertising, and allocates these costs to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on the reasonably anticipated benefits to the parties. The general and administrative expenses allocated to the Operating Partnership by UDR were $3.5 million and $4.5 million during the three months ended March 31, 2018 and 2017, respectively, and are included in General and administrative on the Consolidated Statements of Operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.

During the three months ended March 31, 2018 and 2017, the Operating Partnership reimbursed the General Partner $3.7 million and $3.6 million, respectively, for shared services related to corporate level property management costs incurred by the General Partner. These shared cost reimbursements and related party management fees are initially recorded within the line item General and administrative on the Consolidated Statements of Operations, and a portion related to management costs is reclassified to Property management on the Consolidated Statements of Operations. (See further discussion below.)

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

Notes Payable to the General Partner

As of both March 31, 2018 and December 31, 2017, the Operating Partnership had $273.3 million of unsecured notes payable to the General Partner at annual interest rates between 4.12% and 5.34%. Certain limited partners of the Operating Partnership have provided guarantees or reimbursement agreements related to these notes payable. The guarantees were provided by the limited partners in conjunction with their contribution of properties to the Operating Partnership. The notes mature on August 31, 2021,  December 31, 2023 and April 1, 2026, and interest payments are made monthly. The Operating Partnership recognized interest expense on the notes payable of $3.1 million during both the three months ended March 31, 2018 and 2017.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

March 31, 2018

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

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of March 31, 2018 and December 31, 2017 are summarized as follows (dollars in thousands):

			Fair Value at March 31, 2018, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	March 31,	March 31,	Liabilities	Inputs	Inputs
	2018	2018	(Level 1)	(Level 2)	(Level 3)
Description:
Secured debt instruments - fixed rate: (a)
Fannie Mae credit facilities	$133,205	$136,126	$—	$—	$136,126
Secured debt instruments - variable rate: (a)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Total liabilities	$160,205	$163,126	$—	$—	$163,126

			Fair Value at December 31, 2017, Using
			Quoted
	Total		Prices in
	Carrying		Active
	Amount in		Markets
	Statement of		for Identical	Significant
	Financial	Fair Value	Assets	Other	Significant
	Position at	Estimate at	or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2017	2017	(Level 1)	(Level 2)	(Level 3)
Description:
Secured debt instruments - fixed rate: (a)
Fannie Mae credit facilities	$133,205	$137,150	$—	$—	$137,150
Secured debt instruments - variable rate: (a)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Total liabilities	$160,205	$164,150	$—	$—	$164,150

(a)	See Note 5, Debt, Net.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

March 31, 2018

There were no transfers into or out of each of the levels of the fair value hierarchy during the three months ended March 31, 2018.

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

Although the General Partner, on behalf of the Operating Partnership, has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2018 and December 31, 2017, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Financial Instruments Not Carried at Fair Value

As of March 31, 2018, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes debt instruments, are classified in Level 3 of the fair value hieracrchy due to the significant unobservable inputs that are utilized in their respective valuations.

The Operating Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Cash flow estimates are based upon historical results adjusted to reflect management’s best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. The General Partner’s estimates of fair value represent management’s estimates based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Operating Partnership did not incur any other-than-temporary impairments in the value of its investments in unconsolidated entities during the three months ended March 31, 2018 and 2017.

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

March 31, 2018

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of and during the three months ended March 31, 2018, no derivatives designated as cash flow hedges were held by the Operating Partnership.

During the three months ended March 31, 2017, the Operating Partnership recognized a loss of less than $0.1 million reclassified from Accumulated other comprehensive income/(loss), net to Interest expense due to the de-designation of a cash flow hedge. No amounts were de-designated during the three months ended March 31, 2018.

Amounts reported in Accumulated other comprehensive income/(loss), net related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is owed by the Operating Partnership. As of March 31, 2018, no derivatives designated as cash flow hedges were held by the Operating Partnership and, as a result,  no amounts will be reclassified as an increase to interest expense through March 31, 2019.

Derivatives not designated as hedges are not speculative and are used to manage the Operating Partnership’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of less than $0.1 million for the three months ended March 31, 2018 and 2017.

As of March 31, 2018, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	1	$19,880

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

As of March 31, 2018 and December 31, 2017, the fair value of the Operating Partnership’s derivative financial instruments was zero.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

March 31, 2018

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2018	2017	2018	2017	2018	2017
Interest rate products	$—	$—	$—	$—	$—	$(54)

	Three Months Ended
	March 31,
	2018	2017
Total amount of Interest expense presented on the Consolidated Statements of Operations	$1,973	$5,558

	Gain/(Loss) Recognized in
	Interest income and other
	income/(expense), net
Derivatives Not Designated as Hedging Instruments	2018	2017
Three Months Ended March 31,
Interest rate products	$—	$(1)

Credit-risk-related Contingent Features

The General Partner has agreements with its derivative counterparties that contain a provision where the General Partner could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the General Partner’s default on the indebtedness.

The General Partner has certain agreements with some of its derivative counterparties that contain a provision where, in the event of default by the General Partner or the counterparty, the right of setoff may be exercised. Any amount payable to one party by the other party may be reduced by its setoff against any amounts payable by the other party. Events that give rise to default by either party may include, but are not limited to, the failure to pay or deliver payment under the derivative agreement, the failure to comply with or perform under the derivative agreement, bankruptcy, a merger without assumption of the derivative agreement, or in a merger, a surviving entity’s creditworthiness is materially weaker than the original party to the derivative agreement.

9. CAPITAL STRUCTURE

General Partnership Units

The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP Units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Limited Partnership Units. There were 110,883 General Partnership units outstanding at March 31, 2018 and December 31, 2017, all of which were held by UDR.

Limited Partnership Units

As of March 31, 2018 and December 31, 2017, there were 183,525,660 and 183,240,041, respectively, of limited partnership units outstanding, of which 1,873,332 were Class A Limited Partnership Units for both periods. UDR owned 174,135,116, or 94.9%, and 174,126,805, or 95.0%, of OP Units outstanding at March 31, 2018 and

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

March 31, 2018

December 31, 2017, respectively, of which 121,661 were Class A Limited Partnership Units for both periods. The remaining 9,390,544, or 5.1%, and 9,113,236, or 5.0%, of OP Units outstanding were held by non-affiliated partners at March 31, 2018 and December 31, 2017, respectively, of which 1,751,671 were Class A Limited Partnership Units for both periods.

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

The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $334.5 million and $351.0 million as of March 31, 2018 and December 31, 2017, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.

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

The following table shows OP Units outstanding and OP Unit activity as of and for the three months ended March 31, 2018:

			UDR, Inc.
	Class A			Class A
	Limited	Limited	Limited	Limited	General
	Partners	Partners	Partner	Partner	Partner	Total
Ending balance at December 31, 2017	1,751,671	7,361,565	174,005,144	121,661	110,883	183,350,924
Vesting of LTIP Units	—	285,619	—	—	—	285,619
OP redemptions for UDR stock	—	(8,311)	8,311	—	—	—
Ending balance at March 31, 2018	1,751,671	7,638,873	174,013,455	121,661	110,883	183,636,543

LTIP Units

UDR grants long-term incentive plan units (“LTIP Units”) to certain employees and non-employee directors. The LTIP Units represent an ownership interest in the Operating Partnership and have voting and distribution rights consistent with OP Units. The LTIP Units are subject to the terms of UDR’s long-term incentive plan.

Two classes of LTIP Units are granted, Class 1 LTIP Units and Class 2 LTIP Units. Class 1 LTIP Units are generally granted to non-employee directors and vest after one year. Class 2 LTIP Units are granted to certain employees and vest over a period from one to three years subject to certain performance and market conditions being achieved. Vested LTIP Units may be converted into OP Units provided that such LTIP Units have been outstanding for at least two years from the date of grant.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

March 31, 2018

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

The Operating Partnership’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•

Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2017 and held as of March 31, 2018. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

March 31, 2018

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the three months ended March 31, 2018 and 2017.

The following table details rental income and NOI for the Operating Partnership’s reportable segments for the three months ended March 31, 2018 and 2017, and reconciles NOI to Net income/(loss) attributable to OP unitholders on the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	March 31, (a)
	2018	2017
Reportable apartment home segment rental income
Same-Store Communities
West Region	$60,164	$57,458
Mid-Atlantic Region	15,027	14,748
Northeast Region	13,647	13,559
Southeast Region	12,729	12,271
Non-Mature Communities/Other	5,025	4,569
Total segment and consolidated rental income	$106,592	$102,605
Reportable apartment home segment NOI
Same-Store Communities
West Region	$45,829	$43,498
Mid-Atlantic Region	10,393	10,095
Northeast Region	10,117	10,131
Southeast Region	8,792	8,283
Non-Mature Communities/Other	3,158	3,056
Total segment and consolidated NOI	78,289	75,063
Reconciling items:
Property management	(2,931)	(2,822)
Other operating expenses	(1,554)	(1,548)
Real estate depreciation and amortization	(37,565)	(36,879)
General and administrative	(4,309)	(5,219)
Casualty-related (charges)/recoveries, net	(342)	(553)
Income/(loss) from unconsolidated entities	(5,017)	(5,424)
Interest expense	(5,026)	(8,611)
Gain/(loss) on sale of real estate owned	70,300	—
Net (income)/loss attributable to noncontrolling interests	(418)	(350)
Net income/(loss) attributable to OP unitholders	$91,427	$13,657

(a)	Same-Store Community population consisted of 16,216 apartment homes.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

March 31, 2018

The following table details the assets of the Operating Partnership’s reportable segments as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31,	December 31,
	2018	2017
Reportable apartment home segment assets
Same-Store Communities
West Region	$1,959,699	$1,955,962
Mid-Atlantic Region	656,861	655,850
Northeast Region	678,161	677,767
Southeast Region	335,819	334,811
Non-Mature Communities/Other	151,811	192,566
Total segment assets	3,782,351	3,816,956
Accumulated depreciation	(1,557,445)	(1,543,652)
Total segment assets - net book value	2,224,906	2,273,304
Reconciling items:
Cash and cash equivalents	74	293
Restricted cash	13,011	12,579
Investment in unconsolidated entities	67,546	76,907
Other assets	29,276	32,490
Total consolidated assets	$2,334,813	$2,395,573

Capital expenditures related to the Operating Partnership’s Same-Store Communities totaled $6.1 million and $8.1 million for the three months ended March 31, 2018 and 2017, respectively. Capital expenditures related to the Operating Partnership’s Non-Mature Communities/Other totaled $0.1 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy, and rental expense growth. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unfavorable changes in the apartment market, changing economic conditions, the impact of inflation/deflation on rental rates and property operating expenses, expectations concerning the availability of capital and the stabilization of the capital markets, the impact of competition and competitive pricing, acquisitions, developments and redevelopments not achieving anticipated results, delays in completing developments and redevelopments, delays in completing lease-ups on schedule or at expected rent and occupancy levels, expectations on job growth, home affordability and demand/supply ratio for multifamily housing, expectations concerning development and redevelopment activities, expectations on occupancy levels and rental rates, expectations concerning joint ventures and partnerships with third parties, expectations that automation will help grow net operating income, and expectations on annualized net operating income.

The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

•	general economic conditions;
•	unfavorable changes in apartment market and economic conditions that could adversely affect occupancy levels and rental rates;
•	the failure of acquisitions to achieve anticipated results;
•	possible difficulty in selling apartment communities;
•	competitive factors that may limit our ability to lease apartment homes or increase or maintain rents;
•	insufficient cash flow that could affect our debt financing and create refinancing risk;
•	failure to generate sufficient revenue, which could impair our debt service payments and distributions to stockholders;
•	development and construction risks that may impact our profitability;
•	potential damage from natural disasters, including hurricanes and other weather-related events, which could result in substantial costs to us;
•	risks from extraordinary losses for which we may not have insurance or adequate reserves;
•	risks from cybersecurity breaches of our information technology systems and the information technology systems of our third party vendors and other third parties;
•	uninsured losses due to insurance deductibles, self-insurance retention, uninsured claims or casualties, or losses in excess of applicable coverage;
•	delays in completing developments and lease-ups on schedule;
•	our failure to succeed in new markets;
•	risks that borrowers of mezzanine loans that we make and/or our partners in projects in which we have a preferred equity return interest and/or the related developments do not perform as expected;
•	changing interest rates, which could increase interest costs and affect the market price of our securities;

•	potential liability for environmental contamination, which could result in substantial costs to us;
•	the imposition of federal taxes if we fail to qualify as a REIT under the Code in any taxable year;
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

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements and the accompanying notes for the three months ended March 31, 2018 and 2017,  of each of UDR, Inc. and United Domination Realty, L.P.

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

At March 31, 2018, our consolidated real estate portfolio included 126 communities in 11 states plus the District of Columbia totaling 39,834 apartment homes, and our total real estate portfolio, inclusive of our unconsolidated communities, included an additional 30 communities with 7,677 apartment homes. The Same-Store Community apartment home population for the three months ended March 31, 2018,  was 38,277.

The following table summarizes our market information by major geographic markets as of and for the three months ended March 31, 2018:

		March 31, 2018			Three Months Ended March 31, 2018
			Percentage	Total		Monthly
	Number of	Number of	of Total	Carrying	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)
West Region
Orange County, CA	10	4,434	10.9%	$1,114,684	96.2%	$2,269
San Francisco, CA	11	2,751	8.4%	858,898	96.7%	3,486
Seattle, WA	14	2,593	8.7%	881,729	96.5%	2,364
Los Angeles, CA	4	1,225	4.4%	451,722	96.1%	2,760
Monterey Peninsula, CA	7	1,565	1.7%	173,635	96.9%	1,706
Other Southern California	2	654	1.0%	106,279	96.3%	1,864
Portland, OR	2	476	0.5%	48,460	96.6%	1,552
Mid-Atlantic Region
Metropolitan D.C.	22	8,402	21.1%	2,156,707	97.4%	2,005
Richmond, VA	4	1,358	1.4%	146,260	97.9%	1,312
Baltimore, MD	3	720	1.5%	150,332	96.6%	1,692
Northeast Region
New York, NY	4	1,945	12.8%	1,303,128	98.0%	4,322
Boston, MA	5	1,548	5.5%	563,568	96.6%	2,976
Southeast Region
Orlando, FL	9	2,500	2.2%	220,829	96.9%	1,317
Tampa, FL	7	2,287	2.5%	251,995	97.4%	1,383
Nashville, TN	8	2,260	2.0%	207,405	96.4%	1,277
Other Florida	1	636	0.8%	84,664	96.2%	1,568
Southwest Region
Dallas, TX	6	2,040	2.0%	202,918	96.2%	1,242
Austin, TX	3	883	0.9%	89,980	96.6%	1,355
Total/Average Same-Store Communities	122	38,277	88.3%	9,013,193	96.9%	$2,109
Non-Mature, Commercial Properties & Other	4	1,157	5.3%	545,551
Total Real Estate Held for Investment	126	39,434	93.6%	9,558,744
Real Estate Under Development (b)	—	400	6.4%	650,997
Total Real Estate Owned	126	39,834	100.0%	10,209,741
Total Accumulated Depreciation				(3,413,815)
Total Real Estate Owned, Net of Accumulated Depreciation				$6,795,926

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	As of March 31, 2018, the Company was developing two wholly-owned communities with a total of 1,101 apartment homes, 400 of which have been completed.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2017 and held as of March 31, 2018. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

In July 2017, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in April 2017, which had replaced the prior at-the-market equity offering program entered into in April 2012. During the three months ended March 31, 2018, the Company did not sell any shares of common stock through the new continuous equity program or the prior ATM program.

In February 2018, the Company amended the working capital credit facility to extend the scheduled maturity date from January 1, 2019 to January 15, 2021. The maximum borrowing capacity and interest rate were unchanged by the amendment.

During the three months ended March 31, 2018, the Company repurchased 593,373 shares of its common stock at an average price of $33.69 for total consideration of approximately $20.0 million under its share repurchase program.

Future Capital Needs

Future development and redevelopment expenditures may be funded through unsecured or secured credit facilities, unsecured commercial paper, proceeds from the issuance of equity or debt securities, sales of properties, joint ventures, and, to a lesser extent, from cash flows provided by property operations. Acquisition activity in strategic markets may be funded through joint ventures, by the reinvestment of proceeds from the sale of properties, through the issuance of equity or debt securities, the issuance of operating partnership units and the assumption or placement of secured and/or unsecured debt.

During the remainder of 2018, we have approximately $32.5 million of secured debt maturing, inclusive of principal amortization, and $275.0 million of unsecured debt maturing, comprised solely of unsecured commercial paper. We anticipate repaying that debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

In April 2018, the entire $275 million of outstanding unsecured commercial paper as of March 31, 2018 was repaid at maturity and an additional $320 million was issued with maturity dates in May 2018.

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

Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in UDR’s Annual Report on Form 10‑K, filed with the SEC on February 20, 2018. There have been no significant changes in our critical accounting policies from those reported in our Form 10‑K filed with the SEC on February 20, 2018. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities,  Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017.

Operating Activities

For the three months ended March 31, 2018, our Net cash provided by/(used in) operating activities was $132.3 million compared to $120.3 million for the comparable period in 2017. The increase in cash flow from operating activities was primarily due to improved net operating income, primarily driven by revenue growth at communities and changes in operating assets and liabilities.

Investing Activities

For the three months ended March 31, 2018,  Net cash provided by/(used in) investing activities was $(24.6) million compared to $(162.8) million for the comparable period in 2017. The decrease in cash used in investing activities was primarily due to an increase in proceeds from the sale of real estate assets and a decrease in the acquisition of real estate assets, partially offset by an increase in issuance of notes receivable.

Acquisitions

During the three months ended March 31, 2018, the Company did not have any acquisitions of real estate.

Dispositions

During the three months ended March 31, 2018, the Company sold an operating community in Orange County, California with a total of 264 apartment homes for gross proceeds of $90.5 million, resulting in a gain of $70.3 million. The proceeds were designated for a tax-deferred Section 1031 exchange that were used to pay a portion of the purchase price for an acquisition in October 2017.

Capital Expenditures

We capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

For the three months ended March 31, 2018, total capital expenditures of $15.3 million, or $388 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $18.4 million, or $464 per stabilized home, for the comparable period in 2017.

The decrease in total capital expenditures was primarily due to:

•	a decrease of 30.7% or $2.8 million in revenue-enhancing improvements, such as kitchen and bath remodels and upgrades to common areas.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the three months ended March 31, 2018 and 2017  (dollars in thousands):

				Per Home
	Three Months Ended March 31,			Three Months Ended March 31,
	2018	2017	% Change	2018	2017	% Change
Turnover capital expenditures	$2,062	$2,121	(2.8)%	$52	$53	(1.9)%
Asset preservation expenditures	4,607	4,670	(1.3)%	117	118	(0.8)%
Total recurring capital expenditures	6,669	6,791	(1.8)%	169	171	(1.2)%
Revenue-enhancing improvements	6,221	8,982	(30.7)%	157	226	(30.5)%
Major renovations (a)	2,450	2,638	(7.1)%	62	67	(7.5)%
Total capital expenditures	$15,340	$18,411	(16.7)%	$388	$464	(16.4)%
Repair and maintenance expense	$8,088	$7,803	3.7%	$205	$197	4.1%
Average home count (b)	39,522	39,698	(0.4)%

(a)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(b)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

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

Consolidated Real Estate Under Development

At March 31, 2018, our development pipeline for two wholly-owned communities totaled 1,101 homes, 400 of which have been completed, with a budget of $716.5 million, in which we have a carrying value of $651.0 million. The communities are estimated to be completed during the second quarter of 2018 and the first quarter of 2019.

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

The Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the three months ended March 31, 2018:

•	we made investments totaling $19.7 million in our unconsolidated joint ventures;
•	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $(1.7) million; and
•	we received distributions of $6.3 million, of which $0.7 million were operating cash flows and $5.6 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the three months ended March 31, 2018 and 2017.

Financing Activities

For the three months ended March 31, 2018, our Net cash provided by/(used in) financing activities was $(108.6) million, compared to $42.7 million for the comparable period of 2017.

The following significant financing activities occurred during the three months ended March 31, 2018:

•	net payments of $25.0 million on our unsecured commercial paper program;
•	net proceeds of $35.9 million from the Company’s unsecured revolving credit facilities;
•	repurchase of common shares for approximately $20.0 million; and
•	payment of distributions of $83.1 million to our common stockholders.

Credit Facilities and Commercial Paper Program

We have two secured credit facilities with Fannie Mae with an aggregate commitment of $314.9 million, all of which was outstanding as of March 31, 2018. The Fannie Mae credit facilities mature at various dates from December 2018 through July 2020 and bear interest at floating and fixed rates. At March 31, 2018,  $285.8 million of the outstanding balance was fixed and had a weighted average interest rate of 4.86% and the remaining balance of $29.0 million had a weighted average variable rate of 3.22%.

The Company has a $1.1 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million unsecured term loan facility (the “Term Loan Facility”). The credit agreement for these facilities allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan Facility to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions, including obtaining commitments from one or more lenders. The Revolving Credit Facility has a scheduled maturity date of January 31, 2020, with two six-month extension options, subject to certain conditions. The Term Loan Facility has a scheduled maturity date of January 29, 2021.

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

As of March 31, 2018, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.1 billion of unused capacity (excluding $3.3 million of letters of credit at March 31, 2018), and $350.0 million of outstanding borrowings under the Term Loan Facility.

We have a working capital credit facility, which provides for a $75 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 15, 2021. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to LIBOR plus a margin of 90 basis points. Depending on the Company’s credit rating, the margin ranges from 85 to 155 basis points. In February 2018, we amended the working capital credit facility to extend the scheduled maturity date from January 1, 2019 to January 15, 2021. The maximum borrowing capacity and interest rate were unchanged by the amendment.

As of March 31, 2018, we had $57.7 million of outstanding borrowings under the Working Capital Credit Facility, leaving $17.3 million of unused capacity.

The Fannie Mae credit facilities and the bank revolving credit facilities are subject to customary financial covenants and limitations, all of which were in compliance with at March 31, 2018.

We have an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $500 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of our other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of March 31, 2018, we had issued

$275.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 2.27%, leaving $225.0 million of unused capacity.

In April 2018, the entire $275 million of outstanding unsecured commercial paper as of March 31, 2018 was repaid at maturity and an additional  $320 million was issued with maturity dates in May 2018.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $491.4 million in variable rate debt that is not subject to interest rate swap contracts as of March 31, 2018. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the three months ended March 31, 2018 would increase by $1.4 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by/(used in) operating activities	$132,256	$120,261
Net cash provided by/(used in) investing activities	(24,586)	(162,823)
Net cash provided by/(used in) financing activities	(108,647)	42,673

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $80.8 million  ($0.30 per diluted share) for the three months ended March 31, 2018, as compared to $25.0 million ($0.09 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•

gains, net of tax, of $70.3 million on the sale of an operating community in Orange County, California during the three months ended March 31, 2018, as compared to a  gain, net of tax, of $2.1 million on the sale of a parcel of land in Richmond, Virginia during the three months ended March 31, 2017;

•

a decrease in income from unconsolidated entities of $12.9 million primarily due to a gain on consolidation of $12.2 million from the purchase of a previously unconsolidated operating community in Seattle, Washington from our West Coast Development Joint Ventures during the three months ended March 31, 2017; and

•

an increase in total property NOI of $5.1 million primarily due to higher revenue per occupied home and NOI from communities acquired in 2017 or redeveloped in 2017, partially offset by a decrease from sold communities.

This was partially offset by:

•

an increase in depreciation expense of $3.1 million primarily due to homes delivered from our development communities and communities acquired in 2017, partially offset by a decrease from sold communities and fully depreciated assets.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31, (a)
	2018	2017	% Change
Same-Store Communities:
Same-Store rental income	$234,633	$227,888	3.0%
Same-Store operating expense (b)	(67,087)	(64,780)	3.6%
Same-Store NOI	167,546	163,108	2.7%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (c)	4,634	2,885	60.6%
Development communities NOI	463	(153)	(402.6)%
Non-residential/other NOI	3,452	3,575	(3.4)%
Sold and held for disposition communities NOI	519	2,068	(74.9)%
Total Non-Mature Communities/Other NOI	9,068	8,375	8.3%
Total property NOI	$176,614	$171,483	3.0%

(a)	Same-Store consists of 38,277 apartment homes.
(b)	Excludes depreciation, amortization, and property management expenses.
(c)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net income/(loss) attributable to UDR, Inc.	$81,756	$25,967
Joint venture management and other fees	(2,822)	(2,570)
Property management	6,888	6,635
Other operating expenses	2,009	1,691
Real estate depreciation and amortization	108,136	105,032
General and administrative	11,759	13,075
Casualty-related charges/(recoveries), net	940	502
Other depreciation and amortization	1,691	1,608
(Income)/loss from unconsolidated entities	1,677	(11,198)
Interest expense	29,943	30,539
Interest income and other (income)/expense, net	(2,759)	(427)
Tax provision/(benefit), net	227	332
(Gain)/loss on sale of real estate owned, net of tax	(70,300)	(2,132)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	7,390	2,338
Net income/(loss) attributable to noncontrolling interests	79	91
Total property NOI	$176,614	$171,483

Same-Store Communities

Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017

Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2017 and held on  March 31, 2018),  consisted of 38,277 apartment homes and provided 94.9% of our total NOI for the three months ended March 31, 2018.

NOI for our Same-Store Community properties increased 2.7%, or $4.4 million, for the three months ended March 31, 2018 compared to the same period in 2017. The increase in property NOI was attributable to a 3.0%, or $6.7 million, increase in property rental income, which was partially offset by a 3.6%, or $2.3 million, increase in operating expenses. The increase in property income was primarily driven by a 1.9%, or $4.0 million, increase in rental rates and a 9.2%, or $1.9 million, increase in reimbursement, ancillary and fee income. Physical occupancy increased 0.3% to 96.9% and total monthly income per occupied home increased 2.6% to $2,109.

The increase in operating expenses was primarily driven by a 9.0%, or $2.3 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) decreased to 71.4% for the three months ended March 31, 2018 as compared to 71.6% for the comparable period in 2017.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017

The remaining 5.1%, or $9.1 million, of our total NOI during the three months ended March 31, 2018,  was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 8.3%, or $0.7 million, for the three months ended March 31, 2018 as compared to the same period in 2017. The increase was primarily attributable to a $1.7 million increase in NOI from stabilized, non-mature communities, and a $0.6 million increase in development communities, partially offset by a $1.5 million decrease in NOI from sold communities.

Real Estate Depreciation and Amortization

For the three months ended March 31, 2018 and 2017, we recognized real estate depreciation and amortization expense of $108.1 million and $105.0 million, respectively. The increase of $3.1 million was primarily due to homes delivered from our development communities and communities acquired in 2017, partially offset by a decrease from sold communities and fully depreciated assets.

Income/(Loss) from Unconsolidated Entities

For the three months ended March 31, 2018 and 2017, we recognized income/(loss) from unconsolidated entities of $(1.7) million and $11.2 million, respectively. The decrease of $12.9 million was primarily due to a gain on consolidation of $12.2 million from the purchase of a previously unconsolidated operating community in Seattle, Washington from our West Coast Development Joint Ventures during the three months ended March 31, 2017.

Gain/(Loss) on Sale of Real Estate Owned, Net of Tax

During the three months ended March 31, 2018, the Company recognized a gain, net of tax, of $70.3 million on the sale of an operating community in Orange County, California. During the three months ended March 31, 2017, the Company recognized  a gain, net of tax, of $2.1 million on the sale of a parcel of land in Richmond, Virginia.

Noncontrolling Interest

For the three months ended March 31, 2018 and 2017, we recognized net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $7.4 million and $2.3 million, respectively. The increase in 2018 as compared to 2017 was primarily attributable to the noncontrolling interest’s share of  a gain on sale associated with a disposition made in 2018.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three months ended March 31, 2018.

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

Funds from Operations as Adjusted

FFO as Adjusted attributable to common stockholders and unitholders is defined as FFO excluding the impact of acquisition-related costs and other non-comparable items including, but not limited to, prepayment costs/benefits associated with early debt retirement, gains or losses on sales of non-depreciable property and marketable securities, deferred tax valuation allowance increases and decreases, casualty-related charges and recoveries, severance costs and legal costs.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFO as Adjusted, and AFFO for the three months ended March 31, 2018 and 2017  (dollars in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net income/(loss) attributable to common stockholders	$80,801	$25,038
Real estate depreciation and amortization	108,136	105,032
Noncontrolling interests	7,469	2,429
Real estate depreciation and amortization on unconsolidated joint ventures	14,340	13,767
Cumulative effect of change in accounting principle (a)	(2,100)	—
Net gain on the sale of unconsolidated depreciable property	—	(12,158)
Net gain on the sale of depreciable real estate owned	(70,300)	(552)
Funds from operations (“FFO”) attributable to common stockholders and unitholders, basic	$138,346	$133,556
Distribution to preferred stockholders — Series E (Convertible)	955	929
FFO attributable to common stockholders and unitholders, diluted	$139,301	$134,485
Income/(loss) per weighted average common share - diluted	$0.30	$0.09
FFO per common share and unit, basic	$0.47	$0.46
FFO per common share and unit, diluted	$0.47	$0.45
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	292,052	291,752
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	296,725	296,678

Impact of adjustments to FFO:
Costs/(benefit) associated with debt extinguishment and other	$—	$1,516
Net gain on the sale of non-depreciable real estate owned	—	(1,580)
Casualty-related charges/(recoveries), net	1,009	502
Casualty-related charges/(recoveries), on unconsolidated joint ventures, net	—	(881)
	$1,009	$(443)
FFO as Adjusted attributable to common stockholders and unitholders, diluted	$140,310	$134,042

FFO as Adjusted per common share and unit, diluted	$0.47	$0.45

Recurring capital expenditures	(6,669)	(6,791)
AFFO attributable to common stockholders and unitholders, diluted	$133,641	$127,251

AFFO per common share and unit, diluted	$0.45	$0.43

(a) During the three months ended March 31, 2018, the Company recorded a gain of $2.1 million as a result of measuring an investment in equity securities subject to updated accounting guidance effective for the Company on January 1, 2018. As the investment does not have a readily determinable fair value, the Company elected the measurement alternative under which the investment is measured at cost, less any impairment, plus or minus changes resulting from observable price changes for an identical or similar investment of the same issuer.

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 (shares in thousands):

	Three Months Ended
	March 31,
	2018	2017
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	292,052	291,752
Weighted average number of OP/DownREIT Units outstanding	(24,506)	(24,962)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	267,546	266,790

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	296,725	296,678
Weighted average number of OP/DownREIT Units outstanding	(24,506)	(24,962)
Weighted average number of Series E preferred shares outstanding	(3,011)	(3,028)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	269,208	268,688

United Dominion Realty, L.P.:

Business Overview

United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”) is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At March 31, 2018, the Operating Partnership’s real estate portfolio included 52 communities located in nine states and the District of Columbia with a total of 16,434 apartment homes.

As of March 31, 2018, UDR owned 110,883 units of our general partnership interests and 174,135,116 units of our limited partnership interests (the “OP Units”), or approximately 94.8% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this section of this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries, and all references in this section to “UDR” or the “General Partner” refer solely to UDR, Inc.

UDR is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in June 2003. At March 31, 2018, the General Partner’s consolidated real estate portfolio included 126 communities located in 11 states and the District of Columbia with a total of 39,834 apartment homes. In addition, the General Partner had an ownership interest in 30 communities with 7,677 completed apartment homes through unconsolidated operating communities.

The Operating Partnership’s same-store community apartment home population for the three months ended March 31, 2018 was 16,216.

The following table summarizes our market information by major geographic markets as of and for the three months ended March 31, 2018:

		March 31, 2018			Three Months Ended March 31, 2018
			Percentage	Total		Monthly
	Number of	Number of	of Total	Carrying	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)
West Region
Orange County, CA	5	3,119	19.3%	$729,626	96.4%	$2,201
San Francisco, CA	9	2,185	15.8%	597,230	96.6%	3,174
Seattle, WA	5	932	5.9%	223,498	96.4%	1,990
Los Angeles, CA	2	344	3.0%	114,044	95.0%	2,656
Monterey Peninsula, CA	7	1,565	4.6%	173,635	96.9%	1,706
Other Southern California	1	414	2.0%	73,206	96.2%	1,973
Portland, OR	2	476	1.3%	48,460	96.6%	1,552
Mid-Atlantic Region
Metropolitan D.C.	6	2,068	14.6%	553,681	97.4%	2,093
Baltimore, MD	2	540	2.7%	103,180	96.8%	1,517
Northeast Region
New York, NY	2	996	16.0%	606,315	98.0%	3,887
Boston, MA	1	387	1.9%	71,846	97.3%	2,005
Southeast Region
Tampa, FL	2	942	2.8%	105,762	98.0%	1,452
Nashville, TN	6	1,612	3.9%	145,393	96.1%	1,254
Other Florida	1	636	2.2%	84,664	96.2%	1,568
Total/Average Same-Store Communities	51	16,216	96.0%	3,630,540	96.8%	$2,158
Non-Mature, Commercial Properties & Other	1	218	4.0%	151,811
Total Real Estate Owned	52	16,434	100.0%	3,782,351
Total Accumulated Depreciation				(1,557,445)
Total Real Estate Owned, Net of Accumulated Depreciation				$2,224,906

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2017 and held as of March 31, 2018. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

As of March 31, 2018, the Operating Partnership does not have any secured debt maturing during the remainder of 2018.

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

Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Operating Partnership’s current Report on Form 10‑K, filed with the SEC on February 20, 2018. There have been no significant changes in our critical accounting policies from those reported. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities,  Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017.

Operating Activities

For the three months ended March 31, 2018 and 2017, Net cash provided by/(used in) operating activities was $70.8 million compared to $64.3 million for the comparable period in 2017. The increase in cash flow from operating activities was primarily due to improved operating income, primarily driven by revenue growth at communities.

Investing Activities

For the three months ended March 31, 2018 and 2017, Net cash provided by/(used in) investing activities was $86.4 million compared to $(8.0) million for the comparable period in 2017. The increase in cash provided by investing activities was primarily due to proceeds received from the sale of an operating community in Orange County, California during the three months ended March 31, 2018.

Dispositions

During the three months ended March 31, 2018, the Operating Partnership sold an operating community in Orange County, California with a total of 264 apartment homes for gross proceeds of $90.5 million, resulting in a gain of $70.3 million. The proceeds were designated for a tax-deferred Section 1031 exchange that were used to pay a portion of the purchase price for an acquisition in October 2017.

Financing Activities

For the three months ended March 31, 2018 and 2017, our Net cash provided by/(used in) financing activities was $(157.0) million compared to $(55.8) million for the comparable period of 2017. The increase in cash used in financing activities was primarily due to an increase in advances to the General Partner, partially offset by reduced payments on secured debt.

Credit Facilities

As of March 31, 2018, an aggregate commitment of $133.2 million of the General Partner’s secured credit facilities with Fannie Mae was owed by the Operating Partnership based on the ownership of the assets securing the debt. The entire commitment was outstanding at March 31, 2018. The portions of the Fannie Mae credit facilities owed by the Operating Partnership mature at various dates from October 2019 through December 2019 and bear interest at fixed rates. At March 31, 2018, the entire outstanding balance was fixed and had a weighted average interest rate of 5.28%.

The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, an unsecured commercial paper program with an aggregate borrowing capacity of $500 million, $300 million of medium-term notes due October 2020, a $350 million term loan facility due January 2021, $400 million of medium-term notes due January 2022, $300 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025, $300 million of medium-term notes due September 2026, $300 million of medium-term notes due July 2027 and $300 million of medium-term notes due January 2028. As of March 31, 2018 and December 31, 2017, the General Partner did not have an outstanding balance under the unsecured revolving credit facility and had $275 million and $300 million, respectively, outstanding under its unsecured commercial paper program.

In April 2018, the entire $275 million of outstanding unsecured commercial paper as of March 31, 2018 was repaid at maturity and an additional $320 million was issued with maturity dates in May 2018.

The credit facilities are subject to customary financial covenants and limitations.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $27.0 million in variable rate debt that is not subject to interest rate swap contracts as of March 31, 2018. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the three months ended March 31, 2018 would increase by $0.1 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by/(used in) operating activities	$70,849	$64,324
Net cash provided by/(used in) investing activities	86,375	(7,950)
Net cash provided by/(used in) financing activities	(157,011)	(55,819)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017.

Net Income/(Loss) Attributable to OP Unitholders

Net income attributable to OP unitholders was $91.4 million  ($0.50 per diluted OP Unit) for the three months ended March 31, 2018,  as compared to net income of $13.7 million  ($0.07 per diluted OP Unit) for the comparable period in the prior year. The increase in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•

gains of $70.3 million on the sale of an operating community in Orange County, California during the three months ended March 31, 2018, as compared to no gains during the three months ended March 31, 2017;

•	a decrease in interest expense of $3.6 million due to lower debt balances and prepayment penalties incurred during the three months ended March 31, 2017; and
•	an increase of $3.2 million in total property NOI primarily due to higher revenue per occupied home.

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

The following table summarizes the operating performance of our total portfolio for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended
	March 31, (a)%
	2018	2017	Change
Same-Store Communities:
Same-Store rental income	$101,567	$98,036	3.6%
Same-Store operating expense (b)	(26,436)	(26,029)	1.6%
Same-Store NOI	75,131	72,007	4.3%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (c)	3,158	3,056	3.3%
Total Non-Mature Communities/Other NOI	3,158	3,056	3.3%
Total property NOI	$78,289	$75,063	4.3%

(a)	Same-Store consists of 16,216 apartment homes.
(b)	Excludes depreciation, amortization, and property management expenses.
(c)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.

The following table is our reconciliation of Net income/(loss) attributable to OP unitholders to total property NOI for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net income/(loss) attributable to OP unitholders	$91,427	$13,657
Property management	2,931	2,822
Other operating expenses	1,554	1,548
Real estate depreciation and amortization	37,565	36,879
General and administrative	4,309	5,219
Casualty-related charges/(recoveries), net	342	553
(Income)/loss from unconsolidated entities	5,017	5,424
Interest expense	5,026	8,611
(Gain)/loss on sale of real estate owned	(70,300)	—
Net income/(loss) attributable to noncontrolling interests	418	350
Total property NOI	$78,289	$75,063

Same-Store Communities

Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017

Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2017 and held as of March 31, 2018) consisted of 16,216 apartment homes and provided 96.0% of our total NOI for the three months ended March 31, 2018.

NOI for our Same-Store Community properties increased 4.3%, or $3.1 million, for the three months ended March 31, 2018 compared to the same period in 2017. The increase in property NOI was primarily attributable to a 3.6%, or $3.5 million, increase in property rental income, which was partially offset by a 1.6%, or $0.4 million, increase in operating expenses. The increase in revenues was primarily driven by a 2.3%, or $2.1 million, increase in rental rates and a 9.9%, or $0.9 million, increase in reimbursement, ancillary and fee income. Physical occupancy increased 0.4% to 96.8% and total income per occupied home increased 3.3% to $2,158 for the three months ended March 31, 2018 compared to the same period in 2017.

The increase in property operating expenses was primarily driven by a 6.2%, or $0.6 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) was 74.0% and 73.4% for the three months ended March 31, 2018 and 2017, respectively.

Non-Mature Communities/Other

The Operating Partnership’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties and the non-apartment components of mixed use properties.

Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017

The remaining 4.0%, or $3.2 million, of our total NOI during the three months ended March 31, 2018 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased 3.3%, or $0.1 million, for the three months ended March 31, 2018,  compared to the same period in 2017.

Interest Expense

During the three months ended March 31, 2018, interest expense decreased by $3.6 million, primarily due to lower debt balances and prepayment penalties incurred during the three months ended March 31, 2017.

Gain/(Loss) on Sale of Real Estate Owned

During the three months ended March 31, 2018, the Operating Partnership recognized a gain of $70.3 million on the sale of an operating community in Orange County, California. During the three months ended March 31, 2017, the Operating Partnership did not recognize  a gain.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three months ended March 31, 2018.

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

See our Annual Report on Form 10‑K for the year ended December 31, 2017 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2018, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10‑K for the year ended December 31, 2017.

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

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.

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

Risk of Inflation/Deflation. Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses. The general risk of inflation is that interest on our debt and general and administrative expenses increase at a rate faster than increases in our rental rates, which could adversely affect our financial condition or results of operations.

We Are Subject to Certain Risks Associated with Selling Apartment Communities, Which Could Limit Our Operational and Financial Flexibility. We periodically dispose of apartment communities that no longer meet our strategic objectives, but adverse market conditions may make it difficult to sell apartment communities like the ones we own. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. These conditions may limit our ability to dispose of properties and to change our portfolio in order to meet our strategic objectives, which could in turn adversely affect our financial condition and results of operations. We are also subject to the following risks in connection with sales of our apartment communities, among others:

•

a significant portion of the proceeds from property sales may be held by intermediaries in order for some sales to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended, or the “Code,” so that any related capital gain can be deferred for federal income tax purposes. As a result, we may not have immediate access to all of the cash proceeds generated from our property sales; and

•

federal tax laws limit our ability to profit on the sale of communities that we have owned for less than two years, and this limitation may prevent us from selling communities when market conditions are favorable.

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

Competition Could Adversely Affect Our Ability to Acquire Properties. In the past, other real estate investors, including insurance companies, pension and investment funds, developer partnerships, investment companies and other public and private apartment REITs, have competed with us to acquire existing properties and to develop new properties, and such competition in the future may make it more difficult for us to acquire attractive investment opportunities on favorable terms, which could adversely affect our ability to grow or acquire properties profitably or with attractive returns.

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

Bankruptcy or Defaults of Our Counterparties Could Adversely Affect Our Performance. We have relationships with and, from time to time, we execute transactions with or receive services from many counterparties, such as general contractors engaged in connection with our development activities. As a result, bankruptcies or defaults by these counterparties could result in services not being provided, projects not being completed on time, or on budget, or at all, or volatility in the financial markets and economic weakness could affect the counterparties’ ability to complete transactions with us as intended, both of which could result in disruptions to our operations that may adversely affect our financial condition and results of operations.

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in partnerships and joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. As of March 31, 2018, we had active joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $732.6 million. We could become engaged in a dispute with one or more of our partners which might affect our ability to operate a jointly-owned property. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners might refuse to make capital contributions when due and we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners’ interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process.

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

We May Not be Permitted to Dispose of Certain Properties or Pay Down the Indebtedness Associated with Those Properties When We Might Otherwise Desire to do so Without Incurring Additional Costs. In connection with certain property acquisitions, we have agreed with the sellers that we will not dispose of the acquired properties or reduce the mortgage indebtedness on such properties for significant periods of time unless we pay certain of the resulting tax costs of the sellers or dispose of the property in a transaction in which gain is not recognized for federal income tax purposes by such sellers, and we may enter into similar agreements in connection with future property acquisitions. These agreements could result in us retaining properties that we would otherwise sell or not paying down or refinancing indebtedness that we would otherwise pay down or refinance. However, subject to certain conditions, we retain the right to substitute other property or debt to meet these obligations to the sellers.

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

If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Material losses in excess of insurance proceeds may occur in the future. If one or more of our significant properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our financial condition and results of operations.

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

In addition, our properties are subject to various federal, state and local environmental, health and safety laws, including laws governing the management of wastes and underground and aboveground storage tanks. Noncompliance with these environmental, health and safety laws could subject us to liability. Changes in laws could increase the potential costs of compliance with environmental laws, health and safety laws or increase liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise adversely affect our financial condition and results of operations.

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

We cannot assure you that costs or liabilities incurred as a result of environmental issues will not adversely affect our financial condition and results of operations.

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

Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that could adversely affect our financial condition or results of operations.

Compliance with or Changes in Real Estate Tax and Other Laws and Regulations Could Adversely Affect Our Funds from Operations and Our Ability to Make Distributions to Stockholders. We are subject to federal, state and local laws, regulations, rules and ordinances at locations where we operate regarding a wide variety of matters that could affect, directly or indirectly, our operations. Generally, we do not directly pass through costs resulting from compliance with or changes in real estate tax laws to residential property tenants. We also do not generally pass through increases in income, service or other taxes to tenants under leases. These costs may adversely affect net operating income and the ability to make distributions to stockholders. Similarly, compliance with or changes in (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions or (ii) rent control or rent stabilization laws or other laws and regulations regulating housing, such as the Americans with Disabilities Act and the Fair Housing Amendments Act of 1988, may result in significant unanticipated expenditures or unanticipated reductions in revenue, which could adversely affect our financial condition and results of operations.

Risk of Damage from Catastrophic Weather and Natural Events and Potential Climate Change. Our communities are located in areas that may experience catastrophic weather and other natural events from time to time, including mudslides, fires, hurricanes, tornadoes, snow or ice storms, or other severe inclement weather. These adverse weather and natural events could cause damage or losses that may be greater than insured levels. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could adversely affect our financial condition and results of operations.

To the extent that we experience any significant changes in the climate in areas where our communities are located, we may experience extreme weather conditions and prolonged changes in precipitation and temperature, all of which could result in physical damage to, and/or a decrease in demand for, our communities located in these areas. Should the impact of such climate change be material in nature, or occur for lengthy periods of time, our financial condition and results of operations could be adversely affected.

Risk of Earthquake Damage. Some of our communities are located in the general vicinity of earthquake faults. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We may also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could adversely affect our financial condition and results of operations. Insurance coverage for earthquakes can be costly due to limited industry capacity. As a result, we may experience shortages in desired coverage levels if market conditions are such that insurance is not available or the cost of insurance makes it, in management’s view, economically impractical.

Risk of Accidental Death or Injury Due to Fire, Natural Disasters or Other Hazards. The accidental death or injury of persons living in our communities due to fire, natural disasters or other hazards could have an adverse effect on our business and results of operations. Our insurance coverage may not cover all losses associated with such events, and we may experience difficulty marketing communities where any such events have occurred, which could have an adverse effect on our financial condition and results of operations.

Actual or Threatened Terrorist Attacks May Have an Adverse Effect on Our Business and Operating Results and Could Decrease the Value of Our Assets. Actual or threatened terrorist attacks and other acts of violence or war could have an adverse effect on our business and operating results. Attacks that directly impact one or more of our apartment communities could significantly affect our ability to operate those communities and thereby impair our ability to achieve our expected results. Further, our insurance coverage may not cover all losses caused by a terrorist attack. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have an adverse effect on our financial condition and results of operations.

Mezzanine Loan Assets Involve Greater Risks of Loss than Senior Loans Secured by Income-producing Properties. We may originate mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. Mezzanine loans may involve a higher degree of risk than a senior mortgage secured by real property, because the security for the loan may lose all or substantially all of its value as a result of foreclosure by the senior lender and because it is in second position and there may not be adequate equity in the property. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some of or all our investment. In addition, mezzanine loans typically have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

Risk Related to Preferred Equity Investments. We may make preferred equity investments in corporations, limited partnerships, limited liability companies or other entities that have been formed for the purpose of acquiring, developing or managing real property. Generally, we will not have the ability to control the daily operations of the entity, and we will not have the ability to select or remove a majority of the members of the board of directors, managers, general partner or partners or similar governing body of the entity or otherwise control its operations. Although we would seek to maintain sufficient influence over the entity to achieve our objectives, our partners may have interests that differ from ours and may be in a position to take actions without our consent or that are inconsistent with our interests. Further, if our partners were to fail to invest additional capital in the entity when required, we may have to invest additional capital to protect our investment. Our partners may fail to develop or operate the real property or refinance property indebtedness or sell the real property in the manner intended and as a result the entity may not be able to redeem our investment or pay the return expected to us in a timely manner if at all. In addition, we may not be able to dispose of our investment in the entity in a timely manner or at the price at which we would want to divest. In the event that such an entity fails to meet expectations or becomes insolvent, we may lose our entire investment in the entity.

We May Experience a Decline in the Fair Value of Our Assets and Be Forced to Recognize Impairment Charges, Which Could Adversely Impact Our Financial Condition, Liquidity and Results of Operations and the Market Price of UDR’s Common Stock. A decline in the fair value of our assets may require us to recognize an impairment against such assets under generally accepted accounting principles as in effect in the United States (“GAAP”), if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we are required to recognize asset impairment charges in the future, these charges could adversely affect our financial condition, liquidity, results of operations and the per share trading price of UDR’s common stock.

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

A Breach of Information Technology Systems On Which We Rely Could Materially and Adversely Impact Our Business, Financial Condition, Results of Operations and Reputation. We rely on information technology systems, including the Internet and networks and systems maintained and controlled by third party vendors and other third parties, to process, transmit and store information and to manage or support our business processes. Third party vendors collect and hold personally identifiable information and other confidential information of our tenants, prospective tenants and employees. We also maintain confidential financial and business information regarding us and persons and entities with which we do business on our information technology systems. While we take steps, and generally require third party vendors to take steps, to protect the security of the information maintained in our and third party vendors’ information technology systems, including associate training and the use of commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing of the information, it is possible that our or our third party vendors’ security measures will not be able to prevent the systems’ improper functioning, or the loss, misappropriation, disclosure or corruption of personally identifiable information or other confidential or sensitive information, including information about our tenants and employees. Cybersecurity breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized access to information maintained on our information technology systems or the information technology systems of our third party vendors or other third parties. While we maintain cyber risk insurance to provide some coverage for certain risks arising out of cybersecurity breaches, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cybersecurity breach. As the techniques used to obtain unauthorized access to information technology systems become more varied and sophisticated and the occurrence of such breaches becomes more frequent, we and our third party vendors and other third parties may be unable to adequately anticipate these techniques or breaches and implement appropriate preventative measures. Any failure to prevent cybersecurity breaches and maintain the proper function, security and availability of our or our third party vendors’ and other third parties’ information technology systems could interrupt our operations, damage our reputation and brand, damage our competitive position, make it difficult for us to attract and retain tenants, subject us to liability claims or regulatory penalties and could adversely affect our business, financial condition and results of operations.

Our Business and Operations Would Suffer in the Event of Information Technology System Failures. Despite system redundancy and the existence of a disaster recovery plan for our information technology systems, our information technology systems and the information technology systems maintained by our third party vendors are vulnerable to damage arising from any number of sources beyond our or our third party vendors’ control, including energy blackouts, natural disasters, terrorism, war, and telecommunication failures. Any failure to maintain proper function and availability of our or third party vendors’ information technology systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could adversely affect our business, financial condition and results of operations.

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

Failure to Generate Sufficient Revenue Could Impair Debt Service Payments and Distributions to Stockholders. If our apartment communities do not generate sufficient revenue to meet rental expenses, our ability to make required payments of interest and principal on our debt securities and to pay distributions to UDR’s stockholders or the Operating Partnership’s or the DownREIT Partnership’s unitholders will be adversely affected. The following factors, among others, may affect the revenue generated by our apartment communities:

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of March 31, 2018, UDR had approximately $491.4 million of variable rate indebtedness outstanding, which constitutes approximately 13.3% of total outstanding indebtedness as of such date. As of March 31, 2018, the Operating Partnership had approximately $27.0 million of variable rate indebtedness outstanding, which constitutes approximately 16.9% of total outstanding indebtedness to third parties as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties.

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

The Soundness of Financial Institutions Could Adversely Affect Us. We have relationships with many financial institutions, including lenders under our credit facilities, and, from time to time, we execute transactions with counterparties in the financial services industry. As a result, defaults by, or even rumors or questions about, financial institutions or the financial services industry generally, could result in losses or defaults by these institutions. In the event that the volatility of the financial markets adversely affects these financial institutions or counterparties, we or other parties to the transactions with us may be unable to complete transactions as intended, which could adversely affect our results of operations.

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

We May Be Adversely Affected by Changes in State and Local Tax Laws and May Become Subject to Tax Audits from Time to Time. Because UDR is organized and qualifies as a REIT, it is generally not subject to federal income taxes, but it is subject to certain state and local taxes. From time to time, changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and local jurisdictions in which we own apartment communities may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional state and local taxes. These increased tax costs could adversely affect our financial condition and the amount of cash available for the payment of distributions to UDR’s stockholders. In the normal course of business, we or our affiliates (including entities through which we own real estate) may also become subject to federal, state or local tax audits. If we (or such entities) become subject to federal, state or local tax audits, the ultimate result of such audits could have an adverse effect on our financial condition and results of operations.

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

We May Change the Dividend Policy for UDR’s Common Stock in the Future. The decision to declare and pay dividends on UDR’s common stock, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, funds from operations, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness, the annual distribution requirements under the REIT provisions of the Code, state law and such other factors as our board of directors considers relevant. Any change in our dividend policy could have an adverse effect on the market price of UDR’s common stock.

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

During the three months ended March 31, 2018, we issued a total of 8,311 shares of our common stock upon redemption of OP Units. Because these shares of common stock were issued to accredited investors in transactions not involving a public offering, the transactions were exempt from registration under the Securities Act of 1933 in accordance with Section 4(a)(2).

Repurchase of Equity Securities

In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under these programs during the three months ended March 31, 2018:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (a)
Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510
January 1, 2018 through January 31, 2018	—	—	—	15,032,510
February 1, 2018 through February 28, 2018	362,000	33.72	362,000	14,670,510
March 1, 2018 through March 31, 2018	231,373	33.63	231,373	14,439,137
Balance as of March 31, 2018	10,560,863	$22.66	10,560,863	14,439,137

(a)

This number reflects the amount of shares that were available for purchase under our 10 million share repurchase program authorized in February 2006 and our 15 million share repurchase program authorized in January 2008.

During the three months ended March 31, 2018, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock and the exercise of stock options issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended March 31, 2018:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share(a)	or Programs	or Programs
January 1, 2018 through January 31, 2018	18,130	$38.06	N/A	N/A
February 1, 2018 through February 28, 2018	137,274	34.47	N/A	N/A
March 1, 2018 through March 31, 2018	—	—	N/A	N/A
Total	155,404	$34.89

(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.

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

3.6

Certificate of Limited Partnership of United Dominion Realty, L.P. dated as of February 19, 2004 (incorporated by reference to Exhibit 3.4 to United Dominion Realty, L.P.’s Post-Effective Amendment No. 1 to Registration Statement on Form S‑3 dated and filed with the SEC on October 15, 2010).

3.7

Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004 (incorporated by reference to Exhibit 10.23 to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2003).

3.8

First Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of June 24, 2005 (incorporated by reference to Exhibit 10.06 to UDR, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2005).

3.9

Second Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2006 (incorporated by reference to Exhibit 10.6 to UDR, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2006).

3.10

Third Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 2, 2007 (incorporated by reference to Exhibit 99.1 to UDR, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2009).

3.11

Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 27, 2007 (incorporated by reference to Exhibit 10.25 to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2007).

3.12

Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of March 7, 2008 (incorporated by reference to Exhibit 10.53 to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2008).

3.13

Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 9, 2008 (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8‑K dated December 9, 2008 and filed with the Commission on December 10, 2008).

Exhibit No.	Description
3.14

Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of March 13, 2009 (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8‑K dated March 18, 2009 and filed with the SEC on March 19, 2009).

3.15

Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of November 17, 2010 (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8‑K dated and filed with the SEC on November 18, 2010).

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

101

XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10‑Q for the periods ended March 31, 2018, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., (vi) notes to consolidated financial statements of UDR, Inc., (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of comprehensive income/(loss) of United Dominion Realty, L.P., (x) consolidated statements of changes in capital of United Dominion Realty, L.P., (xi) consolidated statements of cash flows of United Dominion Realty, L.P., and (xii) notes to consolidated financial statements of United Dominion Realty, L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
Date:	April 26, 2018	/s/ Joseph D. Fisher
Joseph D. Fisher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

United Dominion Realty, L.P.
By: UDR, Inc., its general partner
Date:	April 26, 2018	/s/ Joseph D. Fisher
Joseph D. Fisher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)