Form 10-Q
period 2018-06-30
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2018-07-31
CIK 74208, 1018254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

UDR, Inc.	☐
United Dominion Realty, L.P.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

UDR, Inc.	Yes ☐ No ☒
United Dominion Realty, L.P.	Yes ☐ No ☒

The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of July 27, 2018 was 267,678,903.

UDR, INC.

UNITED DOMINION REALTY, L.P.

Item 4. Mine Safety Disclosures	101

Item 5. Other Information	101

Item 6. Exhibits	102

Signatures	104

Exhibit 12.1
Exhibit 12.2
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4

EXPLANATORY NOTE

This Report combines the quarterly reports on Form 10‑Q for the quarter ended June 30, 2018 of UDR, Inc., a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR, Inc. is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company,” “UDR” or “UDR, Inc.” refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including United Dominion Realty, L.P. and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”), both Delaware limited partnerships of which UDR is the sole general partner. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or the “OP” refer to United Dominion Realty, L.P., together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership and the DownREIT Partnership are referred to as “OP Units” and “DownREIT Units,” respectively, and the holders of the OP Units and DownREIT Units are referred to as “unitholders.” This combined Form 10‑Q is being filed separately by UDR and the Operating Partnership.

There are a number of differences between the Company and the Operating Partnership, which are reflected in our disclosures in this Report. UDR is a real estate investment trust (“REIT”), whose most significant asset is its ownership interest in the Operating Partnership. UDR also conducts business through other subsidiaries, including its taxable REIT subsidiary (“TRS”). UDR acts as the sole general partner of the Operating Partnership, holds interests in subsidiaries and joint ventures, owns and operates properties, issues securities from time to time and guarantees debt of certain of our subsidiaries. The Operating Partnership conducts the operations of a substantial portion of the business and is structured as a partnership with no publicly traded equity securities. The Operating Partnership has guaranteed certain outstanding debt of UDR.

As of June 30, 2018, UDR owned 110,883 units (100%) of the general partnership interests of the Operating Partnership and 174,137,816 OP Units, representing approximately 94.8% of the total outstanding OP Units in the Operating Partnership. UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and UDR’s role as the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are presented in this report for each of UDR and the Operating Partnership.

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2018	2017
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$9,940,707	$9,584,716
Less: accumulated depreciation	(3,518,824)	(3,326,312)
Real estate held for investment, net	6,421,883	6,258,404
Real estate under development (net of accumulated depreciation of $592 and $3,854, respectively)	335,665	588,636
Total real estate owned, net of accumulated depreciation	6,757,548	6,847,040
Cash and cash equivalents	1,055	2,038
Restricted cash	29,857	19,792
Notes receivable, net	40,709	19,469
Investment in and advances to unconsolidated joint ventures, net	739,910	720,830
Other assets	138,279	124,104
Total assets	$7,707,358	$7,733,273

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$799,815	$803,269
Unsecured debt, net	2,952,297	2,868,394
Real estate taxes payable	21,972	18,349
Accrued interest payable	38,201	33,432
Security deposits and prepaid rent	34,519	31,916
Distributions payable	95,131	91,455
Accounts payable, accrued expenses, and other liabilities	74,344	102,956
Total liabilities	4,016,279	3,949,771

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	922,329	948,138

Equity:
Preferred stock, no par value; 50,000,000 shares authorized:
8.00% Series E Cumulative Convertible; 2,780,994 shares issued and outstanding at June 30, 2018 and December 31, 2017	46,200	46,200
Series F; 15,804,393 and 15,852,721 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1	1
Common stock, $0.01 par value; 350,000,000 shares authorized:
267,667,437 and 267,822,069 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	2,677	2,678
Additional paid-in capital	4,639,147	4,651,205
Distributions in excess of net income	(1,929,124)	(1,871,603)
Accumulated other comprehensive income/(loss), net	(1,407)	(2,681)
Total stockholders’ equity	2,757,494	2,825,800
Noncontrolling interests	11,256	9,564
Total equity	2,768,750	2,835,364
Total liabilities and equity	$7,707,358	$7,733,273

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUES:
Rental income	$256,634	$244,658	$507,117	$485,929
Joint venture management and other fees	3,109	3,321	5,931	5,891
Total revenues	259,743	247,979	513,048	491,820
OPERATING EXPENSES:
Property operating and maintenance	41,452	40,612	82,039	80,212
Real estate taxes and insurance	31,907	29,423	65,189	59,611
Property management	7,057	6,728	13,945	13,363
Other operating expenses	2,825	2,369	4,834	4,060
Real estate depreciation and amortization	106,520	108,450	214,656	213,482
General and administrative	12,373	11,434	24,132	24,509
Casualty-related charges/(recoveries), net	746	1,191	1,686	1,693
Other depreciation and amortization	1,684	1,567	3,375	3,175
Total operating expenses	204,564	201,774	409,856	400,105
Operating income	55,179	46,205	103,192	91,715
Income/(loss) from unconsolidated entities	(2,032)	(1,426)	(3,709)	9,772
Interest expense	(31,598)	(33,866)	(61,541)	(64,405)
Interest income and other income/(expense), net	1,128	515	3,887	942
Income/(loss) before income taxes and gain/(loss) on sale of real estate owned	22,677	11,428	41,829	38,024
Tax (provision)/benefit, net	(233)	(366)	(460)	(698)
Income/(loss) from continuing operations	22,444	11,062	41,369	37,326
Gain/(loss) on sale of real estate owned, net of tax	—	—	70,300	2,132
Net income/(loss)	22,444	11,062	111,669	39,458
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(1,813)	(854)	(9,203)	(3,192)
Net (income)/loss attributable to noncontrolling interests	(30)	(51)	(109)	(142)
Net income/(loss) attributable to UDR, Inc.	20,601	10,157	102,357	36,124
Distributions to preferred stockholders — Series E (Convertible)	(971)	(929)	(1,926)	(1,858)
Net income/(loss) attributable to common stockholders	$19,630	$9,228	$100,431	$34,266

Common distributions declared per share	$0.3225	$0.3100	$0.6450	$0.6200

Income/(loss) per weighted average common share:
Basic	$0.07	$0.03	$0.38	$0.13
Diluted	$0.07	$0.03	$0.37	$0.13

Weighted average number of common shares outstanding:
Basic	267,311	266,972	267,428	266,881
Diluted	268,890	268,859	269,002	268,742

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income/(loss)	$22,444	$11,062	$111,669	$39,458
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	282	(507)	1,992	126
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	(426)	390	(598)	1,209
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	(144)	(117)	1,394	1,335
Comprehensive income/(loss)	22,300	10,945	113,063	40,793
Comprehensive (income)/loss attributable to noncontrolling interests	(1,830)	(897)	(9,432)	(3,455)
Comprehensive income/(loss) attributable to UDR, Inc.	$20,470	$10,048	$103,631	$37,338

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except per share data)

(Unaudited)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2017	$46,201	$2,678	$4,651,205	$(1,871,603)	$(2,681)	$9,564	$2,835,364
Net income/(loss) attributable to UDR, Inc.	—	—	—	102,357	—	—	102,357
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	86	86
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	108	108
Repurchase of common shares	—	(6)	(19,982)	—	—	—	(19,988)
Long Term and Short Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	1,498	1,498
Other comprehensive income/(loss)	—	—	—	—	1,274	—	1,274
Issuance/(forfeiture) of common and restricted shares, net	—	—	(4,731)	—	—	—	(4,731)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	5	12,655	—	—	—	12,660
Common stock distributions declared ($0.645 per share)	—	—	—	(172,654)	—	—	(172,654)
Preferred stock distributions declared-Series E ($0.6984 per share)	—	—	—	(1,926)	—	—	(1,926)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	14,702	—	—	14,702
Balance at June 30, 2018	$46,201	$2,677	$4,639,147	$(1,929,124)	$(1,407)	$11,256	$2,768,750

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income/(loss)	$111,669	$39,458
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	218,031	216,657
(Gain)/loss on sale of real estate owned, net of tax	(70,300)	(2,132)
(Income)/loss from unconsolidated entities	3,709	(9,772)
Return on investment in unconsolidated joint ventures	1,371	2,669
Amortization of share-based compensation	7,082	6,833
Other	2,259	10,103
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(15,702)	(8,159)
Increase/(decrease) in operating liabilities	(3,018)	(16,040)
Net cash provided by/(used in) operating activities	255,101	239,617

Investing Activities
Acquisition of real estate assets	—	(65,381)
Proceeds from sales of real estate investments, net	89,433	3,250
Development of real estate assets	(108,175)	(128,433)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(44,612)	(51,309)
Capital expenditures — non-real estate assets	(1,501)	(2,043)
Investment in unconsolidated joint ventures	(41,545)	(67,509)
Distributions received from unconsolidated joint ventures	17,385	26,210
Purchase deposits on pending acquisitions	(1,000)	—
Repayment/(issuance) of notes receivable, net	(21,240)	2,500
Net cash provided by/(used in) investing activities	(111,255)	(282,715)

Financing Activities
Payments on secured debt	(2,305)	(324,118)
Net proceeds from the issuance of unsecured debt	55,000	539,292
Net proceeds/(repayment) of revolving bank debt	28,180	18,708
Repurchase of common shares	(19,988)	—
Distributions paid to redeemable noncontrolling interests	(16,140)	(15,385)
Distributions paid to preferred stockholders	(1,894)	(1,858)
Distributions paid to common stockholders	(169,357)	(161,840)
Other	(8,260)	(12,794)
Net cash provided by/(used in) financing activities	(134,764)	42,005
Net increase/(decrease) in cash, cash equivalents, and restricted cash	9,082	(1,093)
Cash, cash equivalents, and restricted cash, beginning of year	21,830	22,106
Cash, cash equivalents, and restricted cash, end of period	$30,912	$21,013

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$58,203	$66,047
Cash paid/(refunds received) for income taxes	729	1,641
Non-cash transactions:
Transfer of investment in and advances to unconsolidated joint ventures to real estate owned	$—	$32,260
Vesting of LTIP Units	4,397	2,317
Development costs and capital expenditures incurred but not yet paid	32,613	49,295
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (330,573 shares in 2018 and 168,804 shares in 2017)	12,660	6,135
Dividends declared but not yet paid	95,131	91,447

The following reconciles cash, cash equivalents, and restricted cash to the total of the same amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$2,038	$2,112
Restricted cash	19,792	19,994
Total cash, cash equivalents, and restricted cash as shown above	$21,830	$22,106
Cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$1,055	$1,411
Restricted cash	29,857	19,602
Total cash, cash equivalents, and restricted cash as shown above	$30,912	$21,013

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

1. BASIS OF PRESENTATION

Basis of Presentation

UDR, Inc., collectively with our consolidated subsidiaries (“UDR,” the “Company,” “we,” “our,” or “us”), is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of June 30, 2018, there were 183,636,543 units in the Operating Partnership (“OP Units”) outstanding, of which 174,248,699 OP Units, or 94.9%, were owned by UDR and 9,387,844 OP Units, or 5.1%, were owned by outside limited partners. As of June 30, 2018, there were 32,367,380 units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 17,186,005, or 53.1%, were owned by UDR (including 13,470,651 DownREIT Units, or 41.6%, that were held by the Operating Partnership) and 15,181,375, or 46.9%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of June 30, 2018, and results of operations for the three and six months ended June 30, 2018 and 2017,  have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2017 appearing in UDR’s Annual Report on Form 10‑K, filed with the Securities and Exchange Commission on February 20, 2018.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging, Targeted Improvements to Accounting for Hedging Activities. The ASU aims to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The updated standard would have been effective for the Company on January 1, 2019 and must be applied using a modified retrospective approach; however, early adoption of the ASU is permitted. The Company early adopted the guidance on January 1, 2018; however, the updated standard did not have a material impact on the consolidated financial statements. Related disclosures were updated pursuant to the requirements of the ASU.

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

June 30, 2018

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

As a result of the adoption of ASU 2016-18, for the six months ended June 30, 2017, the following line items in the following amounts were reclassified on the Consolidated Statements of Cash Flows (in thousands):

Six months ended
June 30, 2017
(Increase)/decrease in operating assets	$(381)
Net cash provided by /(used in) operating activities	$(381)

Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	$(11)
Net cash provided by /(used in) investing activities	$(11)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$(392)

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

In February 2016, the FASB issued ASU No. 2016‑02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods, but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparable period presented, with an option to elect certain transition relief. Full retrospective application is prohibited. The standard will be effective for the Company on January 1, 2019; however, early adoption of the ASU is permitted. While the Company is currently evaluating the effect the updated standard will have on our consolidated financial statements and related disclosures, we expect to adopt the guidance on its effective date, at which time we anticipate recognizing right-of-use assets and related lease liabilities on our consolidated balance sheets related to ground leases for any communities where we are the lessee.

In January 2016, the FASB issued ASU No. 2016‑01, Financial Instruments – Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The updated standard requires certain equity securities to be measured at fair value on the balance sheet, with changes in fair value recognized in net income. The standard was effective for the Company on January 1, 2018. The Company holds one investment in equity securities subject to the updated guidance. As the investment does not have a readily determinable fair value, the Company elected the measurement alternative under which the investment is measured at cost, less any impairment, plus or minus changes resulting from observable price changes for an identical or similar investment of the same issuer. During the three and six months ended June 30, 2018, the Company recorded gains of zero and $2.1 million, respectively, in Interest income and other income/(expense), net on the Consolidated Statements of Operations as a result of measuring the investment using this measurement alternative. The Company does not view the impact, as a result of the adoption of the updated standard, to be material to the consolidated financial statements. Disclosures were updated pursuant to the requirements of the ASU.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2018

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers.  ASU No. 2014-09 amended the FASB Accounting Standards Codification (“ASC”) by creating ASC Topic 606, Revenue from Contracts with Customers.  The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, including industry-specific revenue guidance. The standard specifically excludes lease contracts. The ASU allows for the use of either the full or modified retrospective transition method. ASC Topic 606 was effective for the Company on January 1, 2018, at which time the Company adopted it using the modified retrospective approach. However, as the majority of the Company’s revenue is from rental income related to leases, the ASU did not have a material impact on the consolidated financial statements. Related disclosures are provided and/or updated pursuant to the requirements of the ASU.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2018

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

June 30, 2018

Disaggregation of Revenue

Rental income, as disclosed on the Consolidated Statements of Operations, is disaggregated by principal revenue stream and by reportable segment in the following tables (dollars in thousands).  Joint venture management and other fees are not included in the tables as they are not allocable to a specific reportable segment or segments.

	Three Months Ended		Six Months Ended
	June 30, (a)		June 30, (b)
	2018	2017	2018	2017
Lease Revenue (c)
Same-Store Communities
West Region	$93,895	$89,909	$183,326	$175,658
Mid-Atlantic Region	54,145	52,700	107,562	104,989
Northeast Region	36,631	36,324	73,340	72,771
Southeast Region	27,109	25,961	53,781	51,478
Southwest Region	11,597	11,259	19,658	19,322
Non-Mature Communities/Other	12,697	9,509	29,445	24,092
Total segment and consolidated lease revenue	$236,074	$225,662	$467,112	$448,310

Reimbursements Revenue
Same-Store Communities
West Region	$4,507	$4,338	$8,600	$8,255
Mid-Atlantic Region	2,786	2,696	5,403	5,298
Northeast Region	643	724	1,280	1,439
Southeast Region	1,728	1,627	3,394	3,237
Southwest Region	660	658	1,118	1,054
Non-Mature Communities/Other	1,524	1,426	3,512	3,072
Total segment and consolidated reimbursements revenue	$11,848	$11,469	$23,307	$22,355

Other Revenue
Same-Store Communities
West Region	$2,869	$2,684	$5,513	$5,425
Mid-Atlantic Region	1,764	1,803	3,712	3,599
Northeast Region	815	684	1,532	1,443
Southeast Region	1,614	1,561	3,313	3,091
Southwest Region	552	534	963	989
Non-Mature Communities/Other	1,098	261	1,665	717
Total segment and consolidated other revenue	$8,712	$7,527	$16,698	$15,264

Total Revenue
Same-Store Communities
West Region	$101,271	$96,931	$197,439	$189,338
Mid-Atlantic Region	58,695	57,199	116,677	113,886
Northeast Region	38,089	37,732	76,152	75,653
Southeast Region	30,451	29,149	60,488	57,806
Southwest Region	12,809	12,451	21,739	21,365
Non-Mature Communities/Other	15,319	11,196	34,622	27,881
Total segment and consolidated total revenue	$256,634	$244,658	$507,117	$485,929

(a)	Same-Store Community population consisted of 38,911 apartment homes.
(b)	Same-Store Community population consisted of 38,277 apartment homes.
(c)	Lease Revenue is subject to recognition under ASC 840, Leases.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2018

Notes Receivable

The following table summarizes our Notes receivable, net as of June 30, 2018 and December 31, 2017  (dollars in thousands):

	Interest rate at	Balance Outstanding
	June 30,	June 30,	December 31,
	2018	2018	2017
Note due March 2019 (a)	12.00%	$20,000	$—
Note due February 2020 (b)	10.00%	14,209	13,669
Note due October 2020 (c)	8.00%	2,000	2,000
Note due August 2022 (d)	10.00%	4,500	3,800
Total notes receivable, net		$40,709	$19,469

(a)

In March 2018, the Company entered into a secured note receivable with an unaffiliated third party with an aggregate commitment of $20.0 million, of which $20.0 million has been funded. Interest payments are due when the loan matures. The note matures in March 2019 and is secured by a parcel of land.

(b)

The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $16.4 million, of which $14.2 million has been funded, including $0.5 million during the six months ended June 30, 2018. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the eighth anniversary of the date of the note (February 2020).

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

(d)

The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $10.0 million, of which $4.5 million has been funded, including $0.7 million during the six months ended June 30, 2018.  Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $25.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) August 2022.

The Company recognized $1.1 million and $0.5 million of interest income from notes receivable during the three months ended June 30, 2018 and 2017, respectively, and $1.7 million and $0.9 million during the six months ended June 30, 2018 and 2017, respectively, none of which was related party interest income and all of which is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and six months ended June 30, 2018 and 2017, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 10, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three months ended June 30, 2018 and 2017 was $(0.1) million and less than $(0.1) million, respectively, and during the six months ended June 30, 2018 and 2017, was $0.1 million and $0.1 million, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2018

Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as taxable REIT subsidiaries (“TRS”).

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of June 30, 2018 and December 31, 2017, UDR’s net deferred tax asset was $0.1 million and $0.1 million, respectively.

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

UDR had no material unrecognized tax benefit, accrued interest or penalties at June 30, 2018. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2014 through 2017 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2018

As of December 31, 2017,  management of the Company had completed its review of the effects of the Tax Cuts and Jobs Act, under which it recognized a one-time tax benefit of $1.1 million related to the recording of previously reserved receivables for REIT AMT credits that became refundable.

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of June 30, 2018, the Company owned and consolidated 127 communities in 11 states plus the District of Columbia totaling 40,180 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30,	December 31,
	2018	2017
Land	$1,851,486	$1,780,229
Depreciable property — held and used:
Land improvements	194,785	189,919
Building, improvements, and furniture, fixtures and equipment	7,894,436	7,614,568
Under development:
Land and land improvements	37,568	109,468
Building, improvements, and furniture, fixtures and equipment	298,689	483,022
Real estate owned	10,276,964	10,177,206
Accumulated depreciation	(3,519,416)	(3,330,166)
Real estate owned, net	$6,757,548	$6,847,040

Acquisitions

The Company did not have any acquisitions during the six months ended June 30, 2018.

Dispositions

During the six months ended June 30, 2018, the Company sold an operating community in Orange County, California with a total of 264 apartment homes for gross proceeds of $90.5 million, resulting in a gain of $70.3 million. The proceeds were designated for a tax-deferred Section 1031 exchange that were used to pay a portion of the purchase price for an acquisition in October 2017.

Developments

During the six months ended June 30, 2018, the Company completed the development of a 516 apartment home community in Huntington Beach, California.

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the three months ended June 30, 2018 and 2017,  were $1.6 million and $1.7 million, respectively, and $5.0 million and $4.4 million for the six months ended June 30, 2018 and 2017, respectively.  Total interest capitalized was $3.6 million and $4.6 million for the three months ended June 30, 2018 and 2017, respectively, and $8.2 million and $9.4 million for the six months ended June 30, 2018

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2018

and 2017, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2018

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of June 30, 2018 and December 31, 2017 (dollars in thousands):

				Number of
		Number of		Apartment
		Properties		Homes	Investment at		UDR’s Ownership Interest
	Location of	June 30,		June 30,	June 30,	December 31,	June 30,	December 31,
Joint Venture	Properties	2018		2018	2018	2017	2018	2017
Operating and development:
UDR/MetLife I	Los Angeles, CA	1	development community (a)	150	$35,033	$34,653	50.0%	50.0%
UDR/MetLife II	Various	18	operating communities	4,059	300,891	303,702	50.0%	50.0%
Other UDR/MetLife	Various	5	operating communities	1,437	124,647	135,563	50.6%	50.6%
Joint Ventures
UDR/MetLife Vitruvian Park®	Addison, TX	3	operating communities;	1,513	79,477	78,404	50.0%	50.0%
		1	development community (a);
		5	land parcels
UDR/KFH	Washington, D.C.	3	operating communities	660	7,325	8,958	30.0%	30.0%
West Coast Development Joint Ventures (c)	Los Angeles, CA	1	operating community	293	37,314	37,916	47.0%	47.0%
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment, preferred equity investments and other investments					$584,687	$599,196

							Income/(loss) from investments
					Investment at		Three Months Ended		Six Months Ended
			Years To	UDR	June 30,	December 31,	June 30,		June 30,
Developer Capital Program (b)	Location	Rate	Maturity	Commitment	2018	2017	2018	2017	2018	2017
Preferred equity investments:
West Coast Development Joint Ventures (c)	Various	6.5%	N/A	$—	$65,408	$64,226	$153	$(107)	$949	$12,184
1532 Harrison (d)	San Francisco, CA	11.0%	4.0	24,645	16,814	11,346	430	2	771	2
1200 Broadway (e)	Nashville, TN	8.0%	4.3	55,558	35,732	18,011	603	—	1,011	—
Other investments:
The Portals (f)	Washington, D.C.	11.0%	2.9	38,559	35,188	26,535	829	16	1,508	16
Other investment ventures	N/A	N/A	N/A	$15,000	2,081	1,516	$(95)	$—	$(185)	$—
Total Developer Capital Program					155,223	121,634
Total investment in and advances to unconsolidated joint ventures, net					$739,910	$720,830

(a)

The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes upon completion of development. As of June 30, 2018,  221 apartment homes had been completed in UDR/MetLife Vitruvian Park® and 150 apartment homes had been completed at Vision on Wilshire, which is owned by UDR/MetLife I.

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

At inception of the agreement, the Company had a fixed-price option to acquire the remaining interest in each community commencing one year after completion. In the event the Company does not exercise its options to purchase at least two communities, the unaffiliated joint venture partner will be entitled to earn a contingent disposition fee equal to a 6.5% return on its implied equity in the communities not acquired. The unaffiliated joint venture partner is providing certain guaranties.

In January 2017, the Company exercised its fixed-price option to purchase the joint venture partner’s ownership interest in one of the five communities, a 244 home operating community in Seattle, Washington, thereby increasing its ownership interest from 49% to 100%, for a cash purchase price of approximately $66.0 million. As a result, the

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2018

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

During the six months ended June 30, 2018, the fixed-price option to acquire one of the two remaining communities held by the West Coast Development Joint Ventures (as defined below) expired. The community achieved stabilization during 2017, at which time the Company and its joint venture partner began receiving income and expenses based on their ownership percentages. The Company and its joint venture partner plan to continue operating the community.

As of June 30, 2018,  construction was complete on the remaining community subject to the fixed-price acquisition option. The Company continues to receive a 6.5% preferred return on its investment in that community until it reaches stabilization. The Company anticipates acquiring this remaining community from the joint venture for a contractual purchase price at 100% of approximately $130.1 million. As the Company currently holds a 49% ownership interest in the community, it expects to pay approximately $66.4 million for the remaining 51% ownership. As such, the Company has disclosed a contractual purchase price commitment (see Note 12, Commitments and Contingencies). The acquisition is expected to occur in 2019.

In March 2017 and May 2017, the Company entered into two additional joint venture agreements with the unaffiliated joint venture partner and agreed to pay $15.5 million for a 49% ownership interest in a 155 home community in Seattle, Washington, for which construction was complete as of June 30, 2018, and $16.1 million for a 49% ownership interest in a 276 home community that is currently under construction in Hillsboro, Oregon (together with the May 2015 joint venture described above, the “West Coast Development Joint Ventures”). UDR earns a 6.5% preferred return on its investments through the communities’ date of stabilization, as defined above, while our joint venture partner is allocated all operating income and expense during the pre-stabilization period. Upon stabilization of the communities, income and expense will be shared based on each partner’s ownership percentage and the Company will no longer receive a 6.5% preferred return on its investment. The Company will serve as property manager and will earn a management fee during the lease-up phase and subsequent operation of the stabilized communities. The unaffiliated joint venture partner is the general partner and the developer of the communities. The Company has concluded it does not control the joint ventures and accounts for them under the equity method of accounting.

The Company has a fixed-price option to acquire the remaining interest in the communities beginning one year after completion for a total price of $61.3 million and $72.3 million, respectively. The unaffiliated joint venture partner is providing certain guaranties and there are construction loans on the communities.

The Company’s recorded equity investment in the West Coast Development Joint Ventures at June 30, 2018 and December 31, 2017, of $102.7 million and $102.1 million, respectively, is inclusive of outside basis costs and our accrued but unpaid preferred return.

(d)

In June 2017, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 136 apartment home community in San Francisco, California. The Company’s preferred equity investment of up to $24.6 million earns a preferred return of 11.0% per annum. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. As of June 30, 2018, the Company had contributed approximately $16.8 million to the joint venture, and recorded the remaining contractual commitment (for a total equity investment of $24.6 million) in Restricted cash on the Consolidated Balance Sheets in accordance with the terms of the joint venture agreement. These amounts will be contributed to the joint venture when the developer submits qualifying draw requests to fund the construction. The Company has concluded it does not control the joint venture and accounts for it under the equity method of accounting.

(e)

In September 2017, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 313 apartment home community in Nashville, Tennessee. The Company’s preferred equity investment of up to $55.6 million earns a preferred return of 8.0% per annum and receives a variable percentage of the value created from the project upon a capital or liquidating event. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. As of June 30, 2018,  the Company had contributed approximately $35.7 million to the joint venture. The Company has concluded it does not control the joint venture and accounts for it under the equity method of accounting.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2018

(f)

In May 2017, the Company entered into a joint venture agreement with an unaffiliated joint venture partner. The joint venture has made a mezzanine loan to a third party developer of a 373 apartment home community in Washington, D.C. The unaffiliated joint venture partner is the managing member of the joint venture. The mezzanine loan is for up to $71.0 million at an interest rate of 13.5% per annum and carries a term of four years with one 12-month extension option. The Company’s investment commitment to the joint venture is approximately $38.6 million and earns a weighted average return rate of approximately 11.0% per annum. As of June 30, 2018, the Company had contributed approximately $35.2 million to the joint venture. The Company has concluded it does not control the joint venture and accounts for it under the equity method of accounting.

As of June 30, 2018 and December 31, 2017, the Company had deferred fees of $11.3 million and $10.9 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $3.1 million and $3.3 million during the three months ended June 30, 2018 and 2017, respectively, and $5.8 million and $5.9 million for the six months ended June 30, 2018 and 2017, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the three and six months ended June 30, 2018 and 2017.

Combined summary balance sheets relating to the unconsolidated joint ventures and partnerships (not just our proportionate share) are presented below as of June 30, 2018 and December 31, 2017  (dollars in thousands):

	June 30,	December 31,
	2018	2017
Total real estate, net	$3,264,744	$3,236,180
Cash and cash equivalents	45,753	36,411
Other assets	69,669	48,706
Total assets	$3,380,166	$3,321,297

Amount due to/(from) UDR	$4,107	$(1,452)
Third party debt, net	2,081,060	2,005,566
Accounts payable and accrued liabilities	63,478	85,643
Total liabilities	$2,148,645	$2,089,757
Total equity	$1,231,521	$1,231,540

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2018

Combined summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the three and six months ended June 30, 2018 and 2017  (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Total revenues	$70,980	$68,653	$138,937	$134,275
Property operating expenses	28,402	26,111	55,339	51,465
Real estate depreciation and amortization	28,670	27,725	55,518	54,080
Operating income/(loss)	13,908	14,817	28,080	28,730
Interest expense	(21,665)	(21,697)	(41,071)	(42,234)
Other income/(loss)	106	32	101	80
Net income/(loss)	$(7,651)	$(6,848)	$(12,890)	$(13,424)

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2018

6. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at June 30, 2018 and December 31, 2017  (dollars in thousands):

	Principal Outstanding		As of June 30, 2018
			Weighted	Weighted
			Average	Average	Number of
	June 30,	December 31,	Interest	Years to	Communities
	2018	2017	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$391,831	$395,611	4.04%	4.8	7
Fannie Mae credit facilities (b)	285,836	285,836	4.86%	1.5	8
Deferred financing costs	(1,407)	(1,670)
Total fixed rate secured debt, net	676,260	679,777	4.39%	3.4	15
Variable Rate Debt
Tax-exempt secured notes payable (c)	94,700	94,700	1.89%	4.7	2
Fannie Mae credit facilities (b)	29,034	29,034	3.55%	0.4	1
Deferred financing costs	(179)	(242)
Total variable rate secured debt, net	123,555	123,492	2.28%	3.7	3
Total Secured Debt, net	799,815	803,269	4.06%	3.5	18
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due January 2020 (d) (h)	—	—	—%	1.6
Borrowings outstanding under unsecured commercial paper program due July 2018 (e) (h)	355,000	300,000	2.47%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2021 (f)	49,947	21,767	2.99%	2.5
Term Loan Facility due January 2021 (d) (h)	35,000	35,000	2.93%	2.6
Fixed Rate Debt
3.70% Medium-Term Notes due October 2020 (net of discounts of $18 and $22, respectively) (h)	299,982	299,978	3.70%	2.3
1.98% Term Loan Facility due January 2021 (d) (h)	315,000	315,000	1.98%	2.6
4.63% Medium-Term Notes due January 2022 (net of discounts of $1,266 and $1,446, respectively) (h)	398,734	398,554	4.63%	3.5
3.75% Medium-Term Notes due July 2024 (net of discounts of $626 and $678, respectively) (h)	299,374	299,322	3.75%	6.0
8.50% Debentures due September 2024	15,644	15,644	8.50%	6.2
4.00% Medium-Term Notes due October 2025 (net of discounts of $499 and $534, respectively) (g) (h)	299,501	299,466	4.00%	7.3
2.95% Medium-Term Notes due September 2026 (h)	300,000	300,000	2.95%	8.2
3.50% Medium-Term Notes due July 2027 (net of discounts of $635 and $670, respectively) (h)	299,365	299,330	3.50%	9.0
3.50% Medium-Term Notes due January 2028 (net of discounts of $1,132 and $1,191, respectively) (h)	298,868	298,809	3.50%	9.5
Other	17	19
Deferred financing costs	(14,135)	(14,495)
Total Unsecured Debt, net	2,952,297	2,868,394	3.47%	5.1
Total Debt, net	$3,752,112	$3,671,663	3.66%	4.8

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of June 30, 2018, secured debt encumbered $1.7 billion or 16.7% of UDR’s total real estate owned based upon gross book value ($8.6 billion or 83.3% of UDR’s real estate owned based on gross book value is unencumbered).

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2018

(a) Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from May 2019 through November 2026 and carry interest rates ranging from 3.15% to 5.86%.

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the life of the underlying debt instrument.

During the three months ended June 30, 2018 and 2017, the Company had $0.7 million and $0.7 million, respectively, and during the six months ended June 30, 2018 and 2017,  the Company had $1.5 million and $1.5 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $6.7 million and $8.2 million at June 30, 2018 and December 31, 2017, respectively.

(b) UDR had two secured credit facilities with Fannie Mae with an aggregate commitment of $314.9 million at June 30, 2018. The Fannie Mae credit facilities mature at various dates from December 2018 through July 2020 and bear interest at floating and fixed rates. At June 30, 2018,  $285.8 million of the outstanding balance was fixed and had a weighted average interest rate of 4.86% and the remaining balance of $29.0 million had a weighted average variable interest rate of 3.55%.

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

(c) The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature in August 2019 and March 2032. Interest on these notes is payable in monthly installments. The variable rate mortgage notes have interest rates ranging from 1.87% to 1.92% as of June 30, 2018.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2018

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30,	December 31,
	2018	2017
Total revolving credit facility	$1,100,000	$1,100,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	—	2,274
Maximum daily borrowings during the period ended	—	120,000
Weighted average interest rate during the period ended	—%	1.6%
Interest rate at end of the period	—%	—%

(1)	Excludes $3.4 million and $3.3 million of letters of credit at June 30, 2018 and December 31, 2017, respectively.

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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30,	December 31,
	2018	2017
Total unsecured commercial paper program	$500,000	$500,000
Borrowings outstanding at end of period	355,000	300,000
Weighted average daily borrowings during the period ended	322,290	238,810
Maximum daily borrowings during the period ended	385,000	390,000
Weighted average interest rate during the period ended	2.2%	1.4%
Interest rate at end of the period	2.5%	2.0%

In July 2018, the entire $355.0 million of outstanding unsecured commercial paper as of June 30, 2018 was repaid at maturity and an additional $395.0 million was issued with maturity dates in August 2018.

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

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30,	December 31,
	2018	2017
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	49,947	21,767
Weighted average daily borrowings during the period ended	27,587	26,993
Maximum daily borrowings during the period ended	61,514	68,207
Weighted average interest rate during the period ended	2.7%	2.0%
Interest rate at end of the period	3.0%	2.5%

(g) The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $200.0 million of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 4.55%.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2018

(h) The Operating Partnership is a guarantor of this debt.

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten calendar years subsequent to June 30, 2018 are as follows (dollars in thousands):

	Total Fixed	Total Variable	Total	Total	Total
Year	Secured Debt	Secured Debt	Secured Debt	Unsecured Debt	Debt
2018	$2,331	$29,034	$31,365	$355,000	$386,365
2019	249,395	67,700	317,095	—	317,095
2020	198,076	—	198,076	300,000	498,076
2021	1,117	—	1,117	399,947	401,064
2022	1,157	—	1,157	400,000	401,157
2023	41,245	—	41,245	—	41,245
2024	—	—	—	315,644	315,644
2025	127,600	—	127,600	300,000	427,600
2026	50,000	—	50,000	300,000	350,000
2027	—	—	—	300,000	300,000
Thereafter	—	27,000	27,000	300,000	327,000
Subtotal	670,921	123,734	794,655	2,970,591	3,765,246
Non-cash (a)	5,339	(179)	5,160	(18,294)	(13,134)
Total	$676,260	$123,555	$799,815	$2,952,297	$3,752,112

(a)

Includes the unamortized balance of fair market value adjustments, premiums/discounts and deferred financing costs. The Company amortized $1.1 million and $1.1 million, respectively, during the three months ended June 30, 2018 and 2017 and $2.1 million and $2.1 million, respectively, during the six months ended June 30, 2018 and 2017 of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at June 30, 2018.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2018

7. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator for income/(loss) per share:
Income/(loss) from continuing operations	$22,444	$11,062	$41,369	$37,326
Gain/(loss) on sale of real estate owned, net of tax	—	—	70,300	2,132
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(1,813)	(854)	(9,203)	(3,192)
Net (income)/loss attributable to noncontrolling interests	(30)	(51)	(109)	(142)
Net income/(loss) attributable to UDR, Inc.	20,601	10,157	102,357	36,124
Distributions to preferred stockholders — Series E (Convertible)	(971)	(929)	(1,926)	(1,858)
Income/(loss) attributable to common stockholders - basic and diluted	$19,630	$9,228	$100,431	$34,266

Denominator for income/(loss) per share:
Weighted average common shares outstanding	267,620	267,495	267,791	267,449
Non-vested restricted stock awards	(309)	(523)	(363)	(568)
Denominator for basic income/(loss) per share	267,311	266,972	267,428	266,881
Incremental shares issuable from assumed conversion of stock options, unvested LTIP Units and unvested restricted stock	1,579	1,887	1,574	1,861
Denominator for diluted income/(loss) per share	268,890	268,859	269,002	268,742

Income/(loss) per weighted average common share:
Basic	$0.07	$0.03	$0.38	$0.13
Diluted	$0.07	$0.03	$0.37	$0.13

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three and six months ended June 30, 2018 and 2017, the effect of the conversion of the OP Units, DownREIT Units, LTIP Units and the Company’s Series E preferred stock was not dilutive and therefore not included in the above calculation.

For the three and six months ended June 30, 2018 and 2017, the Company did not enter into any forward purchase agreements under its continuous equity program.

The following table sets forth the additional shares of common stock outstanding by equity instrument if converted to common stock for each of the three and six months ended June 30, 2018 and 2017 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
OP/DownREIT Units	24,574	24,864	24,540	24,913
Convertible preferred stock	3,011	3,028	3,011	3,028
Stock options, unvested LTIP Units and unvested restricted stock	1,579	1,887	1,574	1,861

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2018

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

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, December 31, 2017	$948,138
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(14,702)
Conversion of OP Units/DownREIT Units to Common Stock	(12,660)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	9,203
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(16,487)
OP Units Issued	4,320
Vesting of Long-Term Incentive Plan Units	4,397
Allocation of other comprehensive income/(loss)	120
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, June 30, 2018	$922,329

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners and unvested LTIP Units in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was less than $(0.1) million and $(0.1) million during the three months ended June 30, 2018 and 2017, respectively, and $(0.1) million during each of the six months ended June 30, 2018 and 2017.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2018

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

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of June 30, 2018 and December 31, 2017, are summarized as follows (dollars in thousands):

			Fair Value at June 30, 2018, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	June 30,	June 30,	Liabilities	Inputs	Inputs
	2018	2018	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable (a)	$40,709	$42,048	$—	$—	$42,048
Derivatives - Interest rate contracts (b)	7,035	7,035	—	7,035	—
Total assets	$47,744	$49,083	$—	$7,035	$42,048

Derivatives - Interest rate contracts (b)	$455	$455	$—	$455	$—
Secured debt instruments - fixed rate: (c)
Mortgage notes payable	391,831	386,788	—	—	386,788
Fannie Mae credit facilities	285,836	288,813	—	—	288,813
Secured debt instruments - variable rate: (c)
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Fannie Mae credit facilities	29,034	29,034	—	—	29,034
Unsecured debt instruments: (c)
Working capital credit facility	49,947	49,947	—	—	49,947
Commercial paper program	355,000	355,000	—	—	355,000
Unsecured notes	2,561,485	2,511,842	—	—	2,511,842
Total liabilities	$3,768,288	$3,716,579	$—	$455	$3,716,124

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (d)	$922,329	$922,329	$—	$922,329	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2018

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

There were no transfers into or out of any of the levels of the fair value hierarchy during the six months ended June 30, 2018.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However,

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2018

as of June 30, 2018 and December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At June 30, 2018 and December 31, 2017, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hieracrchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the three and six months ended June 30, 2018 and 2017.

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

June 30, 2018

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

During the three and six months ended June 30, 2017, the Company recognized a loss of $0.1 million and $0.1 million, respectively, reclassified from Accumulated other comprehensive income/(loss), net to Interest expense due to the de-designation of a cash flow hedge. No amounts were de-designated during the three and six months ended June 30, 2018.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through June 30, 2019, the Company estimates that an additional $3.2 million will be reclassified as a decrease to Interest expense.

As of June 30, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps (a)	4	$315,000
Interest rate caps	1	$65,197

(a)  In addition to the interest rate swaps summarized above, the Company entered into two additional interest rate swaps during the six months ended June 30, 2018 with a notional value totaling $150.0 million that will become effective in December 2018.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in no gain or loss for both the three and six months ended June 30, 2018 and a loss of less than $0.1 million for both the three and six months ended June 30, 2017.

As of June 30, 2018, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	2	$174,667

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2018

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017  (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017
Derivatives designated as hedging instruments:
Interest rate products	$7,035	$5,743	$455	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017  (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2018	2017	2018	2017	2018	2017
Three Months Ended June 30,
Interest rate products	$282	$(507)	$426	$(308)	$—	$(82)

Six Months Ended June 30,
Interest rate products	$1,992	$126	$598	$(1,073)	$—	$(136)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Total amount of Interest expense presented on the Consolidated Statements of Operations	$31,598	$33,866	$61,541	$64,405

	Gain/(Loss) Recognized in
	Interest income and other income/(expense), net
Derivatives Not Designated as Hedging Instruments	2018	2017
Three Months Ended June 30,
Interest rate products	$—	$—

Six Months Ended June 30,
Interest rate products	$—	$(1)

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

As of June 30, 2018, the fair value of derivatives was in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, of $6.8 million.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2018

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of June 30, 2018 and December 31, 2017 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
June 30, 2018	$7,035	$—	$7,035	$(228)	$—	$6,807

December 31, 2017	$5,743	$—	$5,743	$—	$—	$5,743

(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Liabilities	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Liabilities	Liabilities	Sheets	(a)	Instruments	Posted	Net Amount
June 30, 2018	$455	$—	$455	$(228)	$—	$227

December 31, 2017	$—	$—	$—	$—	$—	$—

(a)

Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

11. STOCK BASED COMPENSATION

The Company recognized stock based compensation expense, inclusive of awards granted to our non-employee directors, net of capitalization, of $3.6 million and $3.4 million during the three months ended June 30, 2018 and 2017, respectively, and $7.1 million and $6.8 million during the six months ended June 30, 2018 and 2017, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2018

12. COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Under Development

The following summarizes the Company’s real estate commitments at June 30, 2018  (dollars in thousands):

		Costs				Average
	Number	Incurred		Expected Costs		Ownership
	Properties	to Date (a)		to Complete		Stake
Wholly-owned — under development	2	$685,414	(b)	$31,086		100%
Joint ventures:
Unconsolidated joint ventures	2	182,029		4,757	(c)	50%
Preferred equity investments	5	110,680	(d)	27,657	(e)	49%	(f)
Other investments	1	37,269		16,290	(g)	—%
Total		$1,015,392		$79,790

(a)	Represents 100% of project costs incurred as of June 30, 2018 other than for preferred equity investments.
(b)	Costs incurred as of June 30, 2018 include $23.8 million of accrued fixed assets for development.
(c)	Represents UDR’s proportionate share of expected remaining costs to complete the developments.
(d)	Represents UDR’s investment in the West Coast Development Joint Ventures, 1532 Harrison and 1200 Broadway for the properties under development as of June 30, 2018.
(e)	Represents UDR’s remaining commitment for 1532 Harrison and 1200 Broadway.
(f)	Represents UDR’s average ownership stake in the West Coast Development Joint Ventures only and does not include UDR’s preferred equity interest in 1532 Harrison and 1200 Broadway.
(g)	Represents UDR’s remaining commitment for The Portals and other investment ventures.

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

During the six months ended June 30, 2018, the Company entered into a contract to purchase a $13.2 million development land parcel located in Denver, Colorado. The Company made a $1.0 million deposit on the purchase which, as of June 30, 2018, is generally non-refundable other than due to a failure of closing conditions pursuant to the terms of the agreement. The acquisition is expected to close in the fourth quarter of 2018, subject to customary closing conditions.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2018

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

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•

Same-Store Communities represent those communities acquired, developed, and stabilized prior to April 1, 2017 (for quarter-to-date comparison) or January 1, 2017 (for year-to-date comparison) and held as of June 30, 2018. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and six months ended June 30, 2018 and 2017.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2018

The following table details rental income and NOI for UDR’s reportable segments for the three and six months ended June 30, 2018 and 2017, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, (a)		June 30, (b)
	2018	2017	2018	2017
Reportable apartment home segment rental income
Same-Store Communities
West Region	$101,271	$96,931	$197,439	$189,338
Mid-Atlantic Region	58,695	57,199	116,677	113,886
Northeast Region	38,089	37,732	76,152	75,653
Southeast Region	30,451	29,149	60,488	57,806
Southwest Region	12,809	12,451	21,739	21,365
Non-Mature Communities/Other	15,319	11,196	34,622	27,881
Total segment and consolidated rental income	$256,634	$244,658	$507,117	$485,929

Reportable apartment home segment NOI
Same-Store Communities
West Region	$76,829	$72,638	$149,179	$141,659
Mid-Atlantic Region	41,152	40,106	80,970	79,725
Northeast Region	26,605	27,151	53,182	54,052
Southeast Region	21,160	20,059	42,208	39,720
Southwest Region	7,688	7,567	13,083	13,293
Non-Mature Communities/Other	9,841	7,102	21,267	17,657
Total segment and consolidated NOI	183,275	174,623	359,889	346,106
Reconciling items:
Joint venture management and other fees	3,109	3,321	5,931	5,891
Property management	(7,057)	(6,728)	(13,945)	(13,363)
Other operating expenses	(2,825)	(2,369)	(4,834)	(4,060)
Real estate depreciation and amortization	(106,520)	(108,450)	(214,656)	(213,482)
General and administrative	(12,373)	(11,434)	(24,132)	(24,509)
Casualty-related (charges)/recoveries, net	(746)	(1,191)	(1,686)	(1,693)
Other depreciation and amortization	(1,684)	(1,567)	(3,375)	(3,175)
Income/(loss) from unconsolidated entities	(2,032)	(1,426)	(3,709)	9,772
Interest expense	(31,598)	(33,866)	(61,541)	(64,405)
Interest income and other income/(expense), net	1,128	515	3,887	942
Tax (provision)/benefit, net	(233)	(366)	(460)	(698)
Gain/(loss) on sale of real estate owned, net of tax	—	—	70,300	2,132
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(1,813)	(854)	(9,203)	(3,192)
Net (income)/loss attributable to noncontrolling interests	(30)	(51)	(109)	(142)
Net income/(loss) attributable to UDR, Inc.	$20,601	$10,157	$102,357	$36,124

(a)	Same-Store Community population consisted of 38,911 apartment homes.
(b)	Same-Store Community population consisted of 38,277 apartment homes.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2018

The following table details the assets of UDR’s reportable segments as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30,	December 31,
	2018	2017
Reportable apartment home segment assets:
Same-Store Communities:
West Region	$3,741,835	$3,727,230
Mid-Atlantic Region	2,460,894	2,449,286
Northeast Region	1,869,397	1,865,762
Southeast Region	768,914	762,102
Southwest Region	366,872	364,607
Non-Mature Communities/Other	1,069,052	1,008,219
Total segment assets	10,276,964	10,177,206
Accumulated depreciation	(3,519,416)	(3,330,166)
Total segment assets — net book value	6,757,548	6,847,040
Reconciling items:
Cash and cash equivalents	1,055	2,038
Restricted cash	29,857	19,792
Notes receivable, net	40,709	19,469
Investment in and advances to unconsolidated joint ventures, net	739,910	720,830
Other assets	138,279	124,104
Total consolidated assets	$7,707,358	$7,733,273

Capital expenditures related to our Same-Store Communities totaled $22.9 million and $24.1 million for the three months ended June 30, 2018 and 2017, respectively, and $35.7 million and $39.6 million for the six months ended June 30, 2018 and 2017, respectively. Capital expenditures related to our Non-Mature Communities/Other totaled $1.1 million and $1.0 million for the three months ended June 30, 2018 and 2017, respectively, and $1.3 million and $1.5 million for the six months ended June 30, 2018 and 2017, respectively.

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

UNITED DOMINION REALTY, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit data)

	June 30,	December 31,
	2018	2017
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$3,795,439	$3,816,956
Less: accumulated depreciation	(1,593,084)	(1,543,652)
Total real estate owned, net of accumulated depreciation	2,202,355	2,273,304
Cash and cash equivalents	83	293
Restricted cash	13,120	12,579
Investment in unconsolidated entities	60,495	76,907
Other assets	33,601	32,490
Total assets	$2,309,654	$2,395,573
LIABILITIES AND CAPITAL
Liabilities:
Secured debt, net	$159,926	$159,845
Notes payable due to the General Partner	273,334	273,334
Real estate taxes payable	5,037	2,683
Accrued interest payable	610	629
Security deposits and prepaid rent	15,074	13,949
Distributions payable	59,461	57,025
Accounts payable, accrued expenses, and other liabilities	11,492	12,978
Total liabilities	524,934	520,443

Commitments and contingencies (Note 10)

Capital:
Partners’ capital:
General partner:
110,883 OP Units outstanding at June 30, 2018 and December 31, 2017	953	955
Limited partners:
183,525,660 and 183,240,041 OP Units outstanding at June 30, 2018 and December 31, 2017, respectively	1,470,657	1,463,340
Total partners’ capital	1,471,610	1,464,295
Advances (to)/from the General Partner	299,336	397,899
Noncontrolling interests	13,774	12,936
Total capital	1,784,720	1,875,130
Total liabilities and capital	$2,309,654	$2,395,573

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUES:
Rental income	$107,266	$104,088	$213,858	$206,693

OPERATING EXPENSES:
Property operating and maintenance	16,505	16,325	33,123	32,843
Real estate taxes and insurance	11,226	10,749	22,911	21,773
Property management	2,950	2,862	5,881	5,684
Other operating expenses	2,197	2,128	3,751	3,676
Real estate depreciation and amortization	36,298	39,231	73,863	76,110
General and administrative	4,545	4,408	8,854	9,627
Casualty-related charges/(recoveries), net	574	1,191	916	1,744
Total operating expenses	74,295	76,894	149,299	151,457

Operating income	32,971	27,194	64,559	55,236

Income/(loss) from unconsolidated entities	(2,707)	(4,350)	(7,724)	(9,774)
Interest expense	(2,030)	(8,599)	(4,003)	(14,157)
Interest expense on note payable due to the General Partner	(3,053)	(3,053)	(6,106)	(6,106)
Income/(loss) from continuing operations	25,181	11,192	46,726	25,199
Gain/(loss) on sale of real estate owned	—	—	70,300	—
Net income/(loss)	25,181	11,192	117,026	25,199
Net (income)/loss attributable to noncontrolling interests	(420)	(343)	(838)	(693)
Net income/(loss) attributable to OP unitholders	$24,761	$10,849	$116,188	$24,506

Net income/(loss) per weighted average OP Unit - basic and diluted	$0.13	$0.06	$0.63	$0.13

Weighted average OP Units outstanding - basic and diluted	183,637	183,351	183,580	183,338

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income/(loss)	$25,181	$11,192	$117,026	$25,199
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	—	52	—	106
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	—	52	—	106
Comprehensive income/(loss)	25,181	11,244	117,026	25,305
Comprehensive (income)/loss attributable to noncontrolling interests	(420)	(343)	(838)	(693)
Comprehensive income/(loss) attributable to OP unitholders	$24,761	$10,901	$116,188	$24,612

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL

(In thousands)

(Unaudited)

		Limited				Advances
	Class A	Partners	UDR, Inc		Total	(to)/from
	Limited	and LTIP	Limited	General	Partners’	General	Noncontrolling
	Partner	Units	Partner	Partner	Capital	Partner	Interests	Total
Balance at December 31, 2017	$67,474	$283,568	$1,112,298	$955	$1,464,295	$397,899	$12,936	$1,875,130
Net income/(loss)	1,123	5,044	109,951	70	116,188	—	838	117,026
Distributions	(1,164)	(5,352)	(112,317)	(72)	(118,905)	—	—	(118,905)
OP Unit redemptions for common shares of UDR	—	(416)	416	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	(1,675)	(6,214)	7,889	—	—	—	—	—
Long-Term Incentive Plan Unit grants	—	10,032	—	—	10,032	—	—	10,032
Net change in advances (to)/from the General Partner	—	—	—	—	—	(98,563)	—	(98,563)
Balance at June 30, 2018	$65,758	$286,662	$1,118,237	$953	$1,471,610	$299,336	$13,774	$1,784,720

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income/(loss)	$117,026	$25,199
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	73,863	76,110
(Gain)/loss on sale of real estate owned	(70,300)	—
(Income)/loss from unconsolidated entities	7,724	9,774
Other	1,690	7,221
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(2,826)	(956)
Increase/(decrease) in operating liabilities	(832)	(3,315)
Net cash provided by/(used in) operating activities	126,345	114,033

Investing Activities
Proceeds from sales of real estate investments, net	89,433	—
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(19,135)	(28,254)
Distributions received from unconsolidated entities	8,688	8,352
Net cash provided by/(used in) investing activities	78,986	(19,902)

Financing Activities
Advances (to)/from the General Partner, net	(198,831)	190,646
Payments on secured debt	—	(275,345)
Distributions paid to partnership unitholders	(6,169)	(5,574)
Other	—	(4,013)
Net cash provided by/(used in) financing activities	(205,000)	(94,286)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	331	(155)
Cash, cash equivalents, and restricted cash, beginning of year	12,872	12,450
Cash, cash equivalents, and restricted cash, end of period	$13,203	$12,295

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$6,990	$17,629
Non-cash transactions:
Development costs and capital expenditures incurred but not yet paid	3,436	5,478
LTIP Unit grants	10,032	4,059
Distributions declared but not yet paid	59,461	57,028

The following reconciles cash, cash equivalents, and restricted cash to the total of the same amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year
Cash and cash equivalents	$293	$756
Restricted cash	12,579	11,694
Total cash, cash equivalents, and restricted cash as shown above	$12,872	$12,450
Cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$83	$85
Restricted cash	13,120	12,210
Total cash, cash equivalents, and restricted cash as shown above	$13,203	$12,295

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

1. CONSOLIDATION AND BASIS OF PRESENTATION

Basis of Presentation

United Dominion Realty, L.P. (“UDR, L.P.,” the “Operating Partnership,” “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the three months ended June 30, 2018 and 2017, rental revenues of the Operating Partnership represented 42% and 43%, respectively, and for the six months ended June 30, 2018 and 2017, 42% and 43%, respectively, of the General Partner’s consolidated rental revenues. As of June 30, 2018, the Operating Partnership’s apartment portfolio consisted of 52 communities located in 15 markets consisting of 16,434 apartment homes.

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

As of June 30, 2018, there were 183,636,543 OP Units outstanding, of which 174,248,699, or 94.9%, were owned by UDR and affiliated entities and 9,387,844, or 5.1%, were owned by non-affiliated limited partners. There were 183,350,924 OP Units outstanding as of December 31, 2017, of which 174,237,688, or 95.0%, were owned by UDR and affiliated entities and 9,113,236, or 5.0%, were owned by non-affiliated limited partners. See Note 9, Capital Structure.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of June 30, 2018, and results of operations for the three and six months ended June 30, 2018 and 2017, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2017 included in the Annual Report on Form 10‑K filed by UDR and the Operating Partnership with the SEC on February 20, 2018.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2018

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging, Targeted Improvements to Accounting for Hedging Activities. The ASU aims to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The updated standard would have been effective for the Operating Partnership on January 1, 2019 and must be applied using a modified retrospective approach; however, early adoption of the ASU is permitted. The Operating Partnership early adopted the guidance on January 1, 2018; however, the updated standard did not have a material impact on the consolidated financial statements. Related disclosures were updated pursuant to the requirements of the ASU.

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

As a result of the adoption of ASU 2016-18, for the six months ended June 30, 2017, the following line items in the following amounts were reclassified on the Consolidated Statements of Cash Flows (in thousands):

Six months ended
June 30, 2017
(Increase)/decrease in operating assets	$470
Net cash provided by /(used in) operating activities	$470

Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	$46
Net cash provided by /(used in) investing activities	$46

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$516

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

In February 2016, the FASB issued ASU No. 2016‑02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods, but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2018

into after the beginning of the earliest comparable period presented, with an option to elect certain transition relief. Full retrospective application is prohibited. The standard will be effective for the Operating Partnership on January 1, 2019; however, early adoption of the ASU is permitted. While the Operating Partnership is currently evaluating the effect the updated standard will have on our consolidated financial statements and related disclosures, we expect to adopt the guidance on its effective date, at which time we anticipate recognizing right-of-use assets and related lease liabilities on our consolidated balance sheets related to ground leases for any communities where we are the lessee.

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers.  ASU No. 2014-09 amended the FASB Accounting Standards Codification (“ASC”) by creating ASC Topic 606, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, including industry-specific revenue guidance. The standard specifically excludes lease contracts. The ASU allows for the use of either the full or modified retrospective transition method. ASC Topic 606 was effective for the Operating Partnership on January 1, 2018, at which time the Operating Partnership adopted it using the modified retrospective approach. However, as the majority of the Operating Partnership’s revenue is from rental income related to leases, the ASU did not have a material impact on the consolidated financial statements. Related disclosures are provided and/or updated pursuant to the requirements of the ASU.

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

June 30, 2018

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

June 30, 2018

Disaggregation of Revenue

Rental income, as disclosed on the Consolidated Statements of Operations, is disaggregated by principal revenue stream and by reportable segment in the following tables (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, (a)		June 30, (b)
	2018	2017	2018	2017
Lease Revenue (c)
Same-Store Communities
West Region	$56,502	$54,008	$112,009	$106,973
Mid-Atlantic Region	13,974	13,705	27,879	27,393
Northeast Region	12,736	12,847	25,726	25,651
Southeast Region	11,419	10,988	22,645	21,837
Non-Mature Communities/Other	3,951	4,226	8,286	8,285
Total segment and consolidated lease revenue	$98,582	$95,774	$196,545	$190,139

Reimbursements Revenue
Same-Store Communities
West Region	$2,989	$2,835	$5,823	$5,516
Mid-Atlantic Region	663	639	1,290	1,235
Northeast Region	376	479	778	969
Southeast Region	779	747	1,532	1,490
Non-Mature Communities/Other	495	512	1,087	951
Total segment and consolidated reimbursements revenue	$5,302	$5,212	$10,510	$10,161

Other Revenue
Same-Store Communities
West Region	$1,910	$1,694	$3,734	$3,506
Mid-Atlantic Region	423	454	918	918
Northeast Region	251	219	505	484
Southeast Region	691	717	1,441	1,396
Non-Mature Communities/Other	107	18	205	89
Total segment and consolidated other revenue	$3,382	$3,102	$6,803	$6,393

Total Revenue
Same-Store Communities
West Region	$61,401	$58,537	$121,566	$115,995
Mid-Atlantic Region	15,060	14,798	30,087	29,546
Northeast Region	13,363	13,545	27,009	27,104
Southeast Region	12,889	12,452	25,618	24,723
Non-Mature Communities/Other	4,553	4,756	9,578	9,325
Total segment and consolidated total revenue	$107,266	$104,088	$213,858	$206,693

(a)	Same-Store Community population consisted of 16,216 apartment homes.
(b)	Same-Store Community population consisted of 16,216 apartment homes.
(c)	Lease Revenue is subject to recognition under ASC 840, Leases.

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to unitholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and six months ended June 30, 2018 and 2017, the Operating Partnership’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2018

designated as and qualify as cash flow hedges and (gain)/loss reclassified from other comprehensive income/(loss) into earnings. The (gain)/loss reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 8, Derivatives and Hedging Activity, for further discussion.

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

3. REAL ESTATE OWNED

Real estate assets owned by the Operating Partnership consist of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. At June 30, 2018, the Operating Partnership owned and consolidated 52 communities in nine states plus the District of Columbia totaling 16,434 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30,	December 31,
	2018	2017
Land	$712,588	$719,410
Depreciable property — held and used:
Land improvements	89,665	89,331
Buildings, improvements, and furniture, fixtures and equipment	2,993,186	3,008,215
Real estate owned	3,795,439	3,816,956
Accumulated depreciation	(1,593,084)	(1,543,652)
Real estate owned, net	$2,202,355	$2,273,304

Acquisitions

The Operating Partnership did not have any acquisitions of real estate during the six months ended June 30, 2018.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2018

Dispositions

During the six months ended June 30, 2018,  the Operating Partnership sold an operating community in Orange County, California with a total of 264 apartment homes for gross proceeds of $90.5 million, resulting in a gain of $70.3 million. The proceeds were designated for a tax-deferred Section 1031 exchange that were used to pay a portion of the purchase price for an acquisition in October 2017.

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Operating Partnership capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, were less than $0.1 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and less than $0.1 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively. During each of the three and six months ended June 30, 2018 and 2017, total interest capitalized was less than $0.1 million. As each home in a capital project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

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

As of June 30, 2018, the DownREIT Partnership owned 13 communities with 6,261 apartment homes. The Operating Partnership’s investment in the DownREIT Partnership was $60.5 million and $76.9 million as of June 30, 2018 and December 31, 2017, respectively.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2018

Combined summary balance sheets relating to all of the DownREIT Partnership (not just our proportionate share) are presented below as of June 30, 2018 and December 31, 2017  (dollars in thousands):

	June 30,	December 31,
	2018	2017
Total real estate, net	$1,323,321	$1,359,170
Cash and cash equivalents	41	39
Note receivable from the General Partner	126,500	126,500
Other assets	4,482	4,937
Total assets	$1,454,344	$1,490,646

Secured debt, net	$434,421	$437,510
Other liabilities	25,158	27,574
Total liabilities	459,579	465,084
Total capital	994,765	1,025,562
Total liabilities and capital	$1,454,344	$1,490,646

Combined summary financial information relating to all of the DownREIT Partnership (not just our proportionate share) is presented below for the three and six months ended June 30, 2018 and 2017  (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Rental income	$34,761	$33,628	$68,774	$66,926
Property operating expenses	(14,390)	(13,639)	(28,877)	(27,616)
Real estate depreciation and amortization	(22,113)	(20,909)	(43,608)	(41,516)
Operating income/(loss)	(1,742)	(920)	(3,711)	(2,206)
Interest expense	(3,636)	(3,312)	(7,210)	(7,172)
Interest income on note receivable from the General Partner	1,196	1,166	2,391	2,333
Net income/(loss)	$(4,182)	$(3,066)	$(8,530)	$(7,045)

5. DEBT, NET

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of June 30, 2018 and December 31, 2017  (dollars in thousands):

	Principal Outstanding		As of June 30, 2018
				Weighted
			Weighted	Average
	June 30,	December 31,	Average	Years to	Communities
	2018	2017	Interest Rate	Maturity	Encumbered
Fixed Rate Debt
Fannie Mae credit facilities	$133,205	$133,205	5.28%	1.3	4
Deferred financing costs	(204)	(282)
Total fixed rate secured debt, net	133,001	132,923	5.28%	1.3	4
Variable Rate Debt
Tax-exempt secured note payable	27,000	27,000	1.92%	13.7	1
Deferred financing costs	(75)	(78)
Total variable rate secured debt, net	26,925	26,922	1.92%	13.7	1
Total Secured Debt, Net	$159,926	$159,845	4.82%	3.4	5

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2018

As of June 30, 2018, an aggregate commitment of $133.2 million of the General Partner’s secured credit facilities with Fannie Mae was owed by the Operating Partnership based on the ownership of the assets securing the debt. The entire commitment was outstanding at June 30, 2018. The portions of the Fannie Mae credit facilities owed by the Operating Partnership mature at various dates from October 2019 through December 2019 and bear interest at fixed rates. At June 30, 2018, the entire outstanding balance was fixed and had a weighted average interest rate of 5.28%.

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

Fixed Rate Debt

At June 30, 2018, the General Partner had borrowings against its fixed rate facilities of $285.8 million, of which $133.2 million was owed by the Operating Partnership based on the ownership of the assets securing the debt. As of June 30, 2018, the funds borrowed under the fixed rate Fannie Mae credit facilities owed by the Operating Partnership had a weighted average fixed interest rate of 5.28%.

Variable Rate Debt

Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures March 2032. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 1.92% as of June 30, 2018.

Secured credit facilities. At June 30, 2018, the General Partner had borrowings against its variable rate facilities of $29.0 million, none of which was owed by the Operating Partnership based on the ownership of the assets securing the debt.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2018

The aggregate maturities of the Operating Partnership’s secured debt due during each of the next ten calendar years subsequent to June 30, 2018 are as follows (dollars in thousands):

	Fixed	Variable
Tax-Exempt
	Secured Credit	Secured Notes
Year	Facilities	Payable	Total
2018	$—	$—	$—
2019	133,205	—	133,205
2020	—	—	—
2021	—	—	—
2022	—	—	—
2023	—	—	—
2024	—	—	—
2025	—	—	—
2026	—	—	—
2027	—	—	—
Thereafter	—	27,000	27,000
Subtotal	133,205	27,000	160,205
Non-cash (a)	(204)	(75)	(279)
Total	$133,001	$26,925	$159,926

(a)

Includes the unamortized balance of fair market value adjustments, premiums/discounts, and deferred financing costs. For the three months ended June 30, 2018 and 2017, the Operating Partnership amortized less than $0.1 million and $0.1 million, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively, of deferred financing costs into Interest expense.

Guarantor on Unsecured Debt

The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, an unsecured commercial paper program with an aggregate borrowing capacity of $500 million, $300 million of medium-term notes due October 2020, a $350 million term loan facility due January 2021, $400 million of medium-term notes due January 2022, $300 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025, $300 million of medium-term notes due September 2026, $300 million of medium-term notes due July 2027, and $300 million of medium-term notes due January 2028. As of June 30, 2018 and December 31, 2017, the General Partner did not have an outstanding balance under the unsecured revolving credit facility and had $355 million and $300 million, respectively, outstanding under its unsecured commercial paper program.

In July 2018, the entire $355.0 million of outstanding unsecured commercial paper as of June 30, 2018 was repaid at maturity and an additional $395.0 million was issued with maturity dates in August 2018.

6. RELATED PARTY TRANSACTIONS

Advances (To)/From the General Partner

The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had net Advances (to)/from the General Partner of $299.3 million and $397.9 million at June 30, 2018 and December 31, 2017, respectively, which are reflected as increases/(decreases) of capital on the Consolidated Balance Sheets.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2018

Allocation of General and Administrative Expenses

The General Partner shares various general and administrative costs, employees and other overhead costs with the Operating Partnership including legal assistance, acquisitions analysis, marketing, human resources, IT, accounting, rent, supplies and advertising, and allocates these costs to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on the reasonably anticipated benefits to the parties. The general and administrative expenses allocated to the Operating Partnership by UDR were $3.6 million and $3.7 million during the three months ended June 30, 2018 and 2017, respectively, and $7.1 million and $8.2 million during the six months ended June 30, 2018 and 2017, respectively, and are included in General and administrative on the Consolidated Statements of Operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.

During the three months ended June 30, 2018 and 2017, the Operating Partnership reimbursed the General Partner $3.9 million and $3.6 million, respectively, and during the six months ended June 30, 2018 and 2017, the Operating Partnership reimbursed the General Partner $7.6 million and $7.1 million, respectively, for shared services related to corporate level property management costs incurred by the General Partner. These shared cost reimbursements and related party management fees are initially recorded within the line item General and administrative on the Consolidated Statements of Operations, and a portion related to management costs is reclassified to Property management on the Consolidated Statements of Operations. (See further discussion below.)

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

Notes Payable to the General Partner

As of both June 30, 2018 and December 31, 2017, the Operating Partnership had $273.3 million of unsecured notes payable to the General Partner at annual interest rates between 4.12% and 5.34%. Certain limited partners of the Operating Partnership have provided guarantees or reimbursement agreements related to these notes payable. The guarantees were provided by the limited partners in conjunction with their contribution of properties to the Operating Partnership. The notes mature on August 31, 2021,  December 31, 2023 and April 1, 2026, and interest payments are made monthly. The Operating Partnership recognized interest expense on the notes payable of $3.1 million during both the three months ended June 30, 2018 and 2017 and $6.1 million during both the six months ended June 30, 2018 and 2017.

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

June 30, 2018

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of June 30, 2018 and December 31, 2017 are summarized as follows (dollars in thousands):

			Fair Value at June 30, 2018, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	June 30,	June 30,	Liabilities	Inputs	Inputs
	2018	2018	(Level 1)	(Level 2)	(Level 3)
Description:
Secured debt instruments - fixed rate: (a)
Fannie Mae credit facilities	$133,205	$135,398	$—	$—	$135,398
Secured debt instruments - variable rate: (a)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Total liabilities	$160,205	$162,398	$—	$—	$162,398

			Fair Value at December 31, 2017, Using
			Quoted
	Total		Prices in
	Carrying		Active
	Amount in		Markets
	Statement of		for Identical	Significant
	Financial	Fair Value	Assets	Other	Significant
	Position at	Estimate at	or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2017	2017	(Level 1)	(Level 2)	(Level 3)
Description:
Secured debt instruments - fixed rate: (a)
Fannie Mae credit facilities	$133,205	$137,150	$—	$—	$137,150
Secured debt instruments - variable rate: (a)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Total liabilities	$160,205	$164,150	$—	$—	$164,150

(a)	See Note 5, Debt, Net.

There were no transfers into or out of each of the levels of the fair value hierarchy during the six months ended June 30, 2018.

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

June 30, 2018

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

Although the General Partner, on behalf of the Operating Partnership, has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2018 and December 31, 2017, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Financial Instruments Not Carried at Fair Value

As of June 30, 2018, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes debt instruments, are classified in Level 3 of the fair value hieracrchy due to the significant unobservable inputs that are utilized in their respective valuations.

The Operating Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Cash flow estimates are based upon historical results adjusted to reflect management’s best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. The General Partner’s estimates of fair value represent management’s estimates based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Operating Partnership did not incur any other-than-temporary impairments in the value of its investments in unconsolidated entities during the three and six months ended June 30, 2018 and 2017.

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

June 30, 2018

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of and during the three and six months ended June 30, 2018, no derivatives designated as cash flow hedges were held by the Operating Partnership.

During both the three and six months ended June 30, 2017, the Operating Partnership recognized a loss of less than $0.1 million reclassified from Accumulated other comprehensive income/(loss), net to Interest expense due to the de-designation of a cash flow hedge. No amounts were de-designated during the three and six months ended June 30, 2018.

Amounts reported in Accumulated other comprehensive income/(loss), net related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is owed by the Operating Partnership. As of June 30, 2018,  no derivatives designated as cash flow hedges were held by the Operating Partnership and, as a result,  no amounts will be reclassified as an increase to interest expense through June 30, 2019.

Derivatives not designated as hedges are not speculative and are used to manage the Operating Partnership’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in no gain or loss for both the three and six months ended June 30, 2018 and a loss of less than $0.1 million for both the three and six months ended June 30, 2017.

As of June 30, 2018, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	1	$19,880

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

As of June 30, 2018 and December 31, 2017, the fair value of the Operating Partnership’s derivative financial instruments was zero.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2018

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017  (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2018	2017	2018	2017	2018	2017
Three Months Ended June 30,
Interest rate products	$—	$—	$—	$—	$—	$(52)
Six Months Ended June 30,
Interest rate products	$—	$—	$—	$—	$—	$(106)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Total amount of Interest expense presented on the Consolidated Statements of Operations	$2,030	$8,599	$4,003	$14,157

	Gain/(Loss) Recognized in
	Interest income and other
	income/(expense), net
Derivatives Not Designated as Hedging Instruments	2018	2017
Three Months Ended June 30,
Interest rate products	$—	$—
Six Months Ended June 30,
Interest rate products	$—	$(1)

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

9. CAPITAL STRUCTURE

General Partnership Units

The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP Units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Limited Partnership Units. There were 110,883 General Partnership units outstanding at June 30, 2018 and December 31, 2017, all of which were held by UDR.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2018

Limited Partnership Units

As of June 30, 2018 and December 31, 2017, there were 183,525,660 and 183,240,041, respectively, of limited partnership units outstanding, of which 1,873,332 were Class A Limited Partnership Units for both periods. UDR owned 174,137,816, or 94.9%, and 174,126,805, or 95.0%, of OP Units outstanding at June 30, 2018 and December 31, 2017, respectively, of which 121,661 were Class A Limited Partnership Units for both periods. The remaining 9,387,844, or 5.1%, and 9,113,236, or 5.0%, of OP Units outstanding were held by non-affiliated partners at June 30, 2018 and December 31, 2017, respectively, of which 1,751,671 were Class A Limited Partnership Units for both periods.

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

The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $352.4 million and $351.0 million as of June 30, 2018 and December 31, 2017, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.

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

The following table shows OP Units outstanding and OP Unit activity as of and for the six months ended June 30, 2018:

			UDR, Inc.
	Class A			Class A
	Limited	Limited	Limited	Limited	General
	Partners	Partners	Partner	Partner	Partner	Total
Ending balance at December 31, 2017	1,751,671	7,361,565	174,005,144	121,661	110,883	183,350,924
Vesting of LTIP Units	—	285,619	—	—	—	285,619
OP redemptions for UDR stock	—	(11,011)	11,011	—	—	—
Ending balance at June 30, 2018	1,751,671	7,636,173	174,016,155	121,661	110,883	183,636,543

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

June 30, 2018

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

10. COMMITMENTS AND CONTINGENCIES

Contingencies

Litigation and Legal Matters

The Operating Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. The Operating Partnership cannot determine the ultimate liability with respect to such legal proceedings and claims at this time. The General Partner believes that such liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the Operating Partnership’s financial condition, results of operations or cash flows.

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

The Operating Partnership’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•

Same-Store Communities represent those communities acquired, developed, and stabilized prior to April 1, 2017 (for the quarter-to-date comparison) or January 1, 2017 (for the year-to-date comparison) and held as of June 30, 2018. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2018

disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the three and six months ended June 30, 2018 and 2017.

The following table details rental income and NOI for the Operating Partnership’s reportable segments for the three and six months ended June 30, 2018 and 2017, and reconciles NOI to Net income/(loss) attributable to OP unitholders on the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, (a)		June 30, (b)
	2018	2017	2018	2017
Reportable apartment home segment rental income
Same-Store Communities
West Region	$61,401	$58,537	$121,566	$115,995
Mid-Atlantic Region	15,060	14,798	30,087	29,546
Northeast Region	13,363	13,545	27,009	27,104
Southeast Region	12,889	12,452	25,618	24,723
Non-Mature Communities/Other	4,553	4,756	9,578	9,325
Total segment and consolidated rental income	$107,266	$104,088	$213,858	$206,693
Reportable apartment home segment NOI
Same-Store Communities
West Region	$47,083	$44,265	$92,911	$87,763
Mid-Atlantic Region	10,382	10,134	20,775	20,229
Northeast Region	9,785	10,473	19,903	20,604
Southeast Region	8,851	8,544	17,643	16,827
Non-Mature Communities/Other	3,434	3,598	6,592	6,654
Total segment and consolidated NOI	79,535	77,014	157,824	152,077
Reconciling items:
Property management	(2,950)	(2,862)	(5,881)	(5,684)
Other operating expenses	(2,197)	(2,128)	(3,751)	(3,676)
Real estate depreciation and amortization	(36,298)	(39,231)	(73,863)	(76,110)
General and administrative	(4,545)	(4,408)	(8,854)	(9,627)
Casualty-related (charges)/recoveries, net	(574)	(1,191)	(916)	(1,744)
Income/(loss) from unconsolidated entities	(2,707)	(4,350)	(7,724)	(9,774)
Interest expense	(5,083)	(11,652)	(10,109)	(20,263)
Gain/(loss) on sale of real estate owned	—	—	70,300	—
Net (income)/loss attributable to noncontrolling interests	(420)	(343)	(838)	(693)
Net income/(loss) attributable to OP unitholders	$24,761	$10,849	$116,188	$24,506

(a)	Same-Store Community population consisted of 16,216 apartment homes.
(b)	Same-Store Community population consisted of 16,216 apartment homes.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2018

The following table details the assets of the Operating Partnership’s reportable segments as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30,	December 31,
	2018	2017
Reportable apartment home segment assets
Same-Store Communities
West Region	$1,966,599	$1,955,962
Mid-Atlantic Region	658,600	655,850
Northeast Region	679,512	677,767
Southeast Region	337,291	334,811
Non-Mature Communities/Other	153,437	192,566
Total segment assets	3,795,439	3,816,956
Accumulated depreciation	(1,593,084)	(1,543,652)
Total segment assets - net book value	2,202,355	2,273,304
Reconciling items:
Cash and cash equivalents	83	293
Restricted cash	13,120	12,579
Investment in unconsolidated entities	60,495	76,907
Other assets	33,601	32,490
Total consolidated assets	$2,309,654	$2,395,573

Capital expenditures related to the Operating Partnership’s Same-Store Communities totaled $11.2 million and $11.7 million for the three months ended June 30, 2018 and 2017, respectively, and $17.3 million and $19.9 million for the six months ended June 30, 2018 and 2017, respectively. Capital expenditures related to the Operating Partnership’s Non-Mature Communities/Other totaled $0.1 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and $0.2 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy, and rental expense growth. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unfavorable changes in the apartment market, changing economic conditions, the impact of inflation/deflation on rental rates and property operating expenses, expectations concerning the availability of capital and the stability of the capital markets, the impact of competition and competitive pricing, acquisitions, developments and redevelopments not achieving anticipated results, delays in completing developments and redevelopments, delays in completing lease-ups on schedule or at expected rent and occupancy levels, expectations on job growth, home affordability and demand/supply ratio for multifamily housing, expectations concerning development and redevelopment activities, expectations on occupancy levels and rental rates, expectations concerning joint ventures and partnerships with third parties, expectations that automation will help grow net operating income, and expectations on annualized net operating income.

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

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the three and six months ended June 30, 2018 and 2017, of each of UDR, Inc. and United Domination Realty, L.P.

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

At June 30, 2018, our consolidated real estate portfolio included 127 communities in 11 states plus the District of Columbia totaling 40,180 apartment homes, and our total real estate portfolio, inclusive of our unconsolidated communities, included an additional 31 communities with 7,950 apartment homes. The Same-Store Community apartment home population for the three and six months ended June 30, 2018, was 38,911 and 38,277, respectively.

The following table summarizes our market information by major geographic markets as of and for the three and six months ended June 30, 2018:

					Three Months Ended		Six Months Ended
		June 30, 2018			June 30, 2018		June 30, 2018
			Percentage	Total		Monthly		Monthly
	Number of	Number of	of Total	Carrying	Average	Income per	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	Occupancy	Home (a)
West Region
Orange County, CA	10	4,434	10.9%	$1,117,233	96.0%	$2,296	96.1%	$2,283
San Francisco, CA	11	2,751	8.4%	860,847	97.0%	3,560	96.8%	3,525
Seattle, WA	15	2,837	9.5%	980,789	96.7%	2,404	96.7%	2,388
Los Angeles, CA	4	1,225	4.4%	452,459	95.5%	2,815	95.8%	2,788
Monterey Peninsula, CA	7	1,565	1.7%	175,219	97.4%	1,757	97.2%	1,731
Other Southern California	2	654	1.0%	106,660	96.8%	1,880	96.6%	1,870
Portland, OR	2	476	0.5%	48,628	96.7%	1,577	96.6%	1,565
Mid-Atlantic Region
Metropolitan D.C.	22	8,402	21.0%	2,163,238	97.5%	2,027	97.5%	2,015
Richmond, VA	4	1,358	1.4%	146,818	98.2%	1,332	98.0%	1,323
Baltimore, MD	3	720	1.5%	150,838	96.5%	1,698	96.5%	1,696
Northeast Region
New York, NY	4	1,945	12.7%	1,304,466	97.1%	4,315	97.6%	4,316
Boston, MA	5	1,548	5.5%	564,931	96.9%	3,032	96.8%	3,002
Southeast Region
Orlando, FL	9	2,500	2.2%	222,184	96.9%	1,335	96.9%	1,326
Tampa, FL	7	2,287	2.5%	253,222	97.5%	1,406	97.4%	1,395
Nashville, TN	8	2,260	2.0%	208,672	96.8%	1,282	96.6%	1,279
Other Florida	1	636	0.8%	84,836	97.0%	1,586	96.6%	1,577
Southwest Region
Dallas, TX	6	2,040	2.0%	203,938	97.0%	1,256	96.6%	1,249
Austin, TX	4	1,273	1.6%	162,934	96.9%	1,446	97.1%	1,355
Total/Average Same-Store Communities	124	38,911	89.6%	9,207,912	97.0%	$2,132	96.9%	$2,124
Non-Mature, Commercial Properties & Other	3	1,039	7.1%	732,795
Total Real Estate Held for Investment	127	39,950	96.7%	9,940,707
Real Estate Under Development (b)	—	230	3.3%	336,257
Total Real Estate Owned	127	40,180	100.0%	10,276,964
Total Accumulated Depreciation				(3,519,416)
Total Real Estate Owned, Net of Accumulated Depreciation				$6,757,548

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	As of June 30, 2018, the Company was developing one wholly-owned community with a total of 585 apartment homes, 230 of which have been completed.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to April 1, 2017 (for quarter-to-date comparison) or January 1, 2017 (for year-to-date comparison) and held as of June 30, 2018. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by property operations and borrowings under our credit agreements and our unsecured commercial paper program. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, the repayment of financing on development activities, and potential property acquisitions, through net cash provided by property operations, secured and unsecured borrowings, the issuance of debt or equity securities, and/or the disposition of properties. We believe that our net cash provided by property operations and borrowings under our credit agreements and our unsecured commercial paper program will continue to be adequate to meet both operating requirements and the payment of dividends by the Company in accordance with REIT requirements. Likewise, the budgeted expenditures for improvements and renovations of certain properties are expected to be funded from property operations, borrowings under credit agreements, the issuance of debt or equity securities, and/or dispositions of properties.

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

In July 2017, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in April 2017, which had replaced the prior at-the-market equity offering program entered into in April 2012. During the three and six months ended June 30, 2018, the Company did not sell any shares of common stock through the new continuous equity program or the prior ATM program.

In February 2018, the Company amended the working capital credit facility to extend the scheduled maturity date from January 1, 2019 to January 15, 2021. The maximum borrowing capacity and interest rate were unchanged by the amendment.

During the six months ended June 30, 2018, the Company repurchased 593,373 shares of its common stock at an average price of $33.69 for total consideration of approximately $20.0 million under its share repurchase program.

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

During the remainder of 2018, we have approximately $31.4 million of secured debt maturing, inclusive of principal amortization, and $355.0 million of unsecured debt maturing, comprised solely of unsecured commercial paper. We anticipate repaying that debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

In July 2018, the entire $355.0 million of outstanding unsecured commercial paper as of June 30, 2018 was repaid at maturity and an additional $395.0 million was issued with maturity dates in August 2018.

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

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities,  Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017.

Operating Activities

For the six months ended June 30, 2018, our Net cash provided by/(used in) operating activities was $255.1 million compared to $239.6 million for the comparable period in 2017. The increase in cash flow from operating activities was primarily due to improved net operating income, primarily driven by revenue growth at communities and changes in operating assets and liabilities.

Investing Activities

For the six months ended June 30, 2018,  Net cash provided by/(used in) investing activities was $(111.3) million compared to $(282.7) million for the comparable period in 2017. The decrease in cash used in investing activities was primarily due to an increase in proceeds from the sale of real estate assets and decreases in the acquisition of real estate assets, investment in unconsolidated joint ventures, development of real estate assets, capital expenditures and other major improvements and distributions received from unconsolidated joint ventures, partially offset by an increase in issuance of notes receivable.

Acquisitions

During the six months ended June 30, 2018, the Company did not have any acquisitions of real estate.

Dispositions

During the six months ended June 30, 2018, the Company sold an operating community in Orange County, California with a total of 264 apartment homes for gross proceeds of $90.5 million, resulting in a gain of $70.3 million. The proceeds were designated for a tax-deferred Section 1031 exchange that were used to pay a portion of the purchase price for an acquisition in October 2017.

Capital Expenditures

We capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

For the six months ended June 30, 2018, total capital expenditures of $47.5 million, or $1,205 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $47.2 million, or $1,188 per stabilized home, for the comparable period in 2017.

The increase in total capital expenditures was primarily due to:

•	an increase of 68.9%, or $4.7 million, in major renovations, which include major structural changes and/or architectural revisions to existing buildings; and
•	an increase of 15.3%, or $1.9 million, in asset preservation expenditures, such as building interiors, building exteriors, and landscaping and grounds.

This was partially offset by:

•	a decrease of 27.8% or $6.3 million in revenue-enhancing improvements, such as kitchen and bath remodels and upgrades to common areas.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the six months ended June 30, 2018 and 2017  (dollars in thousands):

				Per Home
	Six Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Turnover capital expenditures	$4,880	$4,831	1.0%	$124	$122	1.6%
Asset preservation expenditures	14,570	12,642	15.3%	369	318	16.0%
Total recurring capital expenditures	19,450	17,473	11.3%	493	440	12.0%
Revenue-enhancing improvements	16,485	22,818	(27.8)%	418	575	(27.3)%
Major renovations (a)	11,593	6,864	68.9%	294	173	69.7%
Total capital expenditures	$47,528	$47,155	0.8%	$1,205	$1,188	1.4%
Repair and maintenance expense	$16,839	$16,279	3.4%	$427	$410	4.1%
Average home count (b)	39,478	39,698	(0.6)%

(a)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(b)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

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

Consolidated Real Estate Under Development

At June 30, 2018, our development pipeline for one wholly-owned community totaled 585 homes, 230 of which have been completed, with a budget of $336.5 million, in which we have a carrying value of $336.3 million. The community is estimated to be completed during the fourth quarter of 2018.

During the six months ended June 30, 2018, the Company completed the development of a 516 apartment home community in Huntington Beach, California.

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

The Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the six months ended June 30, 2018:

•	we made investments totaling $41.5 million in our unconsolidated joint ventures;
•	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $(3.7) million; and

•	we received distributions of $18.8 million, of which $1.4 million were operating cash flows and $17.4 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the three and six months ended June 30, 2018 and 2017.

Financing Activities

For the six months ended June 30, 2018, our Net cash provided by/(used in) financing activities was $(134.8) million, compared to $42.0 million for the comparable period of 2017.

The following significant financing activities occurred during the six months ended June 30, 2018:

•	net proceeds of $55.0 million from our unsecured commercial paper program;
•	net proceeds of $28.2 million from the Company’s unsecured revolving credit facilities;
•	repurchase of common shares for approximately $20.0 million; and
•	payment of distributions of $169.4 million to our common stockholders.

Credit Facilities and Commercial Paper Program

We have two secured credit facilities with Fannie Mae with an aggregate commitment of $314.9 million, all of which was outstanding as of June 30, 2018. The Fannie Mae credit facilities mature at various dates from December 2018 through July 2020 and bear interest at floating and fixed rates. At June 30, 2018,  $285.8 million of the outstanding balance was fixed and had a weighted average interest rate of 4.86% and the remaining balance of $29.0 million had a weighted average variable rate of 3.55%.

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

As of June 30, 2018, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.1 billion of unused capacity (excluding $3.4 million of letters of credit at June 30, 2018), and $350.0 million of outstanding borrowings under the Term Loan Facility.

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

As of June 30, 2018, we had $49.9 million of outstanding borrowings under the Working Capital Credit Facility, leaving $25.1 million of unused capacity.

The Fannie Mae credit facilities and the bank revolving credit facilities are subject to customary financial covenants and limitations, all of which were in compliance with at June 30, 2018.

We have an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $500 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of our other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of June 30, 2018, we had issued $355.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 2.47%, leaving $145.0 million of unused capacity.

In July 2018, the entire $355.0 million of outstanding unsecured commercial paper as of June 30, 2018 was repaid at maturity and an additional $395.0 million was issued with maturity dates in August 2018.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $563.7 million in variable rate debt that is not subject to interest rate swap contracts as of June 30, 2018. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the six months ended June 30, 2018 would increase by $2.8 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by/(used in) operating activities	$255,101	$239,617
Net cash provided by/(used in) investing activities	(111,255)	(282,715)
Net cash provided by/(used in) financing activities	(134,764)	42,005

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $19.6 million ($0.07 per diluted share) for the three months ended June 30, 2018, as compared to $9.2 million ($0.03 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•

an increase in total property NOI of $8.7 million primarily due to higher revenue per occupied home and NOI from communities acquired in 2017, redeveloped in 2017 or recently developed, partially offset by a decrease from sold communities; and

•	a decrease in interest expense of $2.3 million primarly due to prepayment penalties incurred in 2017 related to early repayment of debt.

Net income/(loss) attributable to common stockholders was $100.4 million ($0.37 per diluted share) for the six months ended June 30, 2018, as compared to $34.3 million ($0.13 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•

gains, net of tax, of $70.3 million on the sale of an operating community in Orange County, California during the six months ended June 30, 2018, as compared to a gain, net of tax, of $2.1 million on the sale of a parcel of land in Richmond, Virginia during the six months ended June 30, 2017;

•

an increase in total property NOI of $13.8 million primarily due to higher revenue per occupied home and NOI from communities acquired in 2017, redeveloped in 2017 or recently developed, partially offset by a decrease from sold communities; and

•	a decrease in interest expense of $2.9 million primarly due to prepayment penalties incurred in 2017 related to early repayment of debt.

This was partially offset by:

•

a decrease in income from unconsolidated entities of $13.5 million primarily due to a gain on consolidation of $12.2 million from the purchase of a previously unconsolidated operating community in Seattle, Washington from our West Coast Development Joint Ventures during the six months ended June 30, 2017.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30, (a)			June 30, (b)
	2018	2017	% Change	2018	2017	% Change
Same-Store Communities:
Same-Store rental income	$241,315	$233,462	3.4%	$472,495	$458,048	3.2%
Same-Store operating expense (c)	(67,881)	(65,941)	2.9%	(133,873)	(129,599)	3.3%
Same-Store NOI	173,434	167,521	3.5%	338,622	328,449	3.1%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (d)	2,376	983	141.7%	9,369	6,048	54.9%
Development communities NOI	863	(281)	(407.1)%	1,326	(435)	(404.8)%
Non-residential /other NOI	6,602	4,309	53.2%	10,052	7,884	27.5%
Sold and held for disposition communities NOI	—	2,091	(100.0)%	520	4,160	(87.5)%
Total Non-Mature Communities/Other NOI	9,841	7,102	38.6%	21,267	17,657	20.4%
Total property NOI	$183,275	$174,623	5.0%	$359,889	$346,106	4.0%

(a)	Same-Store consists of 38,911 apartment homes.
(b)	Same-Store consists of 38,277 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income/(loss) attributable to UDR, Inc.	$20,601	$10,157	$102,357	$36,124
Joint venture management and other fees	(3,109)	(3,321)	(5,931)	(5,891)
Property management	7,057	6,728	13,945	13,363
Other operating expenses	2,825	2,369	4,834	4,060
Real estate depreciation and amortization	106,520	108,450	214,656	213,482
General and administrative	12,373	11,434	24,132	24,509
Casualty-related charges/(recoveries), net	746	1,191	1,686	1,693
Other depreciation and amortization	1,684	1,567	3,375	3,175
(Income)/loss from unconsolidated entities	2,032	1,426	3,709	(9,772)
Interest expense	31,598	33,866	61,541	64,405
Interest income and other (income)/expense, net	(1,128)	(515)	(3,887)	(942)
Tax provision/(benefit), net	233	366	460	698
(Gain)/loss on sale of real estate owned, net of tax	—	—	(70,300)	(2,132)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	1,813	854	9,203	3,192
Net income/(loss) attributable to noncontrolling interests	30	51	109	142
Total property NOI	$183,275	$174,623	$359,889	$346,106

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to April 1, 2017 (for the quarter-to-date comparison) and January 1, 2017 (for year-to-date comparison) and held on  June 30, 2018,  consisted of 38,911 and 38,277 apartment homes, respectively, and provided 94.6% and 94.1%, respectively, of our total NOI for the three and six months ended June 30, 2018, respectively.

Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017

NOI for our Same-Store Community properties increased 3.5%, or $5.9 million, for the three months ended June 30, 2018 compared to the same period in 2017.  The increase in property NOI was attributable to a 3.4%, or $7.9 million, increase in property rental income, which was partially offset by a 2.9%, or $1.9 million, increase in operating expenses. The increase in property income was primarily driven by a 1.9%, or $4.1 million, increase in rental rates and an 11.4%, or $2.5 million, increase in reimbursement, ancillary and fee income. Physical occupancy increased 0.3% to 97.0% and total monthly income per occupied home increased 3.0% to $2,132.

The increase in operating expenses was primarily driven by a 6.9%, or $1.8 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 71.9% for the three months ended June 30, 2018 as compared to 71.8% for the comparable period in 2017.

Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017

NOI for our Same-Store Community properties increased 3.1%, or $10.2 million, for the six months ended June 30, 2018 compared to the same period in 2017. The increase in property NOI was attributable to a 3.2%, or $14.4 million, increase in property rental income, which was partially offset by a 3.3%, or $4.3 million, increase in operating expenses. The increase in property income was primarily driven by a 1.9%, or $8.1 million, increase in rental rates and a 10.3%, or $4.4 million, increase in reimbursement, ancillary and fee income. Physical occupancy increased 0.3% to 96.9% and total monthly income per occupied home increased 2.9% to $2,124.

The increase in operating expenses was primarily driven by a 8.0%, or $4.0 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) was 71.7% for both the six months ended June 30, 2018 and 2017.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017

The remaining 5.4%, or $9.8 million, of our total NOI during the three months ended June 30, 2018 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 38.6%, or $2.7 million, for the three months ended June 30, 2018 as compared to the same period in 2017. The increase was primarily attributable to a $2.3 million increase in NOI from non-residential/other, a $1.4 million increase in stabilized, non-mature communities, and a $1.1 million increase in development communities, partially offset by a $2.1 million decrease in NOI from sold communities.

Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017

The remaining 5.9%, or $21.3 million, of our total NOI during the six months ended June 30, 2018 was generated from our Non-Mature Communities/Other.  NOI from Non-Mature Communities/Other increased by 20.4%, or $3.6 million, for the six months ended June 30, 2018 as compared to the same period in 2017. The increase was primarily attributable to a $3.3 million increase in NOI from stabilized, non-mature communities, a $1.8 million increase in development communities, and a $2.2 million increase in non-residential/other, partially offset by a $3.6 million decrease in NOI from sold communities.

Income/(Loss) from Unconsolidated Entities

For the six months ended June 30, 2018 and 2017, we recognized income/(loss) from unconsolidated entities of $(3.7) million and $9.8 million, respectively. The decrease of $13.5 million was primarily due to a gain on consolidation of $12.2 million from the purchase of a previously unconsolidated operating community in Seattle, Washington from our West Coast Development Joint Ventures during the six months ended June 30, 2017.

Interest Expense

During the three and six months ended June 30, 2018, Interest expense decreased by $2.2 million and $2.9 million, respectively, compared to the same periods in 2017. The decreases were primarly due to prepayment penalties incurred in 2017 related to the early repayment of debt.

Gain/(Loss) on Sale of Real Estate Owned, Net of Tax

During the six months ended June 30, 2018, the Company recognized a gain, net of tax, of $70.3 million on the sale of an operating community in Orange County, California. During the six months ended June 31, 2017, the Company recognized  a gain, net of tax, of $2.1 million on the sale of a parcel of land in Richmond, Virginia.

Noncontrolling Interest

For the six months ended June 30, 2018 and 2017, we recognized net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $9.2 million and $3.2 million, respectively. The increase in 2018 as compared to 2017 was primarily attributable to the noncontrolling interest’s share of a gain on sale associated with a disposition made in 2018.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and six months ended June 30, 2018.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFO as Adjusted, and AFFO for the three and six months ended June 30, 2018 and 2017  (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income/(loss) attributable to common stockholders	$19,630	$9,228	$100,431	$34,266
Real estate depreciation and amortization	106,520	108,450	214,656	213,482
Noncontrolling interests	1,843	905	9,312	3,334
Real estate depreciation and amortization on unconsolidated joint ventures	15,512	14,497	29,852	28,264
Cumulative effect of change in accounting principle (a)	—	—	(2,100)	—
Net gain on the sale of unconsolidated depreciable property	—	—	—	(12,158)
Net gain on the sale of depreciable real estate owned	—	—	(70,300)	(552)
Funds from operations (“FFO”) attributable to common stockholders and unitholders, basic	$143,505	$133,080	$281,851	$266,636
Distribution to preferred stockholders — Series E (Convertible)	971	929	1,926	1,858
FFO attributable to common stockholders and unitholders, diluted	$144,476	$134,009	$283,777	$268,494
Income/(loss) per weighted average common share - diluted	$0.07	$0.03	$0.37	$0.13
FFO per common share and unit, basic	$0.49	$0.46	$0.97	$0.91
FFO per common share and unit, diluted	$0.49	$0.45	$0.96	$0.90
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	291,885	291,836	291,968	291,794
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	296,475	296,751	296,553	296,683

Impact of adjustments to FFO:
Costs/(benefit) associated with debt extinguishment and other	$—	$4,318	$—	$5,834
Net gain on the sale of non-depreciable real estate owned	—	—	—	(1,580)
Legal and other costs	625	—	625	—
Casualty-related charges/(recoveries), net	806	1,191	1,815	1,693
Casualty-related charges/(recoveries), on unconsolidated joint ventures, net	—	—	—	(881)
	$1,431	$5,509	$2,440	$5,066
FFO as Adjusted attributable to common stockholders and unitholders, diluted	$145,907	$139,518	$286,217	$273,560

FFO as Adjusted per common share and unit, diluted	$0.49	$0.47	$0.97	$0.92

Recurring capital expenditures	(12,781)	(10,682)	(19,450)	(17,473)
AFFO attributable to common stockholders and unitholders, diluted	$133,126	$128,836	$266,767	$256,087

AFFO per common share and unit, diluted	$0.45	$0.43	$0.90	$0.86

(a) During the three and six months ended June 30, 2018, the Company recorded a gain of zero and $2.1 million, respectively, as a result of measuring an investment in equity securities subject to updated accounting guidance effective for the Company on January 1, 2018. As the investment does not have a readily determinable fair value, the Company elected the measurement alternative under which the investment is measured at cost, less any impairment, plus or minus changes resulting from observable price changes for an identical or similar investment of the same issuer.

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	291,885	291,836	291,968	291,794
Weighted average number of OP/DownREIT Units outstanding	(24,574)	(24,864)	(24,540)	(24,913)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	267,311	266,972	267,428	266,881

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	296,475	296,751	296,553	296,683
Weighted average number of OP/DownREIT Units outstanding	(24,574)	(24,864)	(24,540)	(24,913)
Weighted average number of Series E preferred shares outstanding	(3,011)	(3,028)	(3,011)	(3,028)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	268,890	268,859	269,002	268,742

United Dominion Realty, L.P.:

Business Overview

United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”) is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At June 30, 2018, the Operating Partnership’s real estate portfolio included 52 communities located in nine states and the District of Columbia with a total of 16,434 apartment homes.

As of June 30, 2018, UDR owned 110,883 units of our general partnership interests and 174,137,816 units of our limited partnership interests (the “OP Units”), or approximately 94.8% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this section of this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries, and all references in this section to “UDR” or the “General Partner” refer solely to UDR, Inc.

UDR is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in June 2003. At June 30, 2018, the General Partner’s consolidated real estate portfolio included 127 communities located in 11 states and the District of Columbia with a total of 40,180 apartment homes. In addition, the General Partner had an ownership interest in 31 communities with 7,950 completed apartment homes through unconsolidated operating communities.

The Operating Partnership’s same-store community apartment home population for the three and six months ended June 30, 2018 was 16,216.

The following table summarizes our market information by major geographic markets as of and for the three and six months ended June 30, 2018:

					Three Months Ended		Six Months Ended
		June 30, 2018			June 30, 2018		June 30, 2018
			Percentage	Total		Monthly		Monthly
	Number of	Number of	of Total	Carrying	Average	Income per	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	Occupancy	Home (a)
West Region
Orange County, CA	5	3,119	19.3%	$731,731	96.1%	$2,237	96.2%	$2,219
San Francisco, CA	9	2,185	15.8%	598,748	96.8%	3,231	96.7%	3,202
Seattle, WA	5	932	5.9%	224,389	96.7%	2,036	96.5%	2,013
Los Angeles, CA	2	344	3.0%	114,324	96.5%	2,685	95.8%	2,671
Monterey Peninsula, CA	7	1,565	4.6%	175,219	97.4%	1,757	97.2%	1,732
Other Southern California	1	414	2.0%	73,560	96.3%	1,997	96.2%	1,985
Portland, OR	2	476	1.3%	48,628	96.7%	1,577	96.6%	1,565
Mid-Atlantic Region
Metropolitan D.C.	6	2,068	14.6%	554,955	97.4%	2,097	97.4%	2,095
Baltimore, MD	2	540	2.7%	103,645	96.5%	1,529	96.6%	1,523
Northeast Region
New York, NY	2	996	16.0%	607,197	96.8%	3,823	97.4%	3,855
Boston, MA	1	387	1.9%	72,315	97.2%	2,041	97.3%	2,023
Southeast Region
Tampa, FL	2	942	2.8%	106,187	97.8%	1,468	97.9%	1,460
Nashville, TN	6	1,612	3.9%	146,268	96.6%	1,261	96.4%	1,257
Other Florida	1	636	2.2%	84,836	97.0%	1,587	96.6%	1,578
Total/Average Same-Store Communities	51	16,216	96.0%	3,642,002	96.8%	$2,181	96.8%	$2,169
Non-Mature, Commercial Properties & Other	1	218	4.0%	153,437
Total Real Estate Owned	52	16,434	100.0%	3,795,439
Total Accumulated Depreciation				(1,593,084)
Total Real Estate Owned, Net of Accumulated Depreciation				$2,202,355

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to April 1, 2017 (for quarter-to-date comparison) or January 1, 2017 (for year-to-date comparison) and held as of June 30, 2018. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and borrowings owed by us under the General Partner’s credit agreements. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities and potential property acquisitions through net cash provided by operations, borrowings and the disposition of properties. We believe that our net cash provided by operations and borrowings will continue to be adequate to meet both operating requirements and the payment of distributions. Likewise, the budgeted expenditures for improvements and renovations of certain properties are expected to be funded from property operations, and borrowings owed by us under the General Partner’s credit agreements.

Future Capital Needs

Future capital expenditures are expected to be funded with proceeds from the issuance of secured debt or unsecured debt, sales of properties, borrowings owed by us under our General Partner’s credit agreements, and to a lesser extent, from cash flows provided by operating activities.

As of June 30, 2018, the Operating Partnership does not have any secured debt maturing during the remainder of 2018.

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

Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Operating Partnership’s Annual Report on Form 10‑K, filed with the SEC on February 20, 2018. There have been no significant changes in our critical accounting policies from those reported. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities,  Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017.

Operating Activities

For the six months ended June 30, 2018 and 2017,  Net cash provided by/(used in) operating activities was $126.3 million compared to $114.0 million for the comparable period in 2017. The increase in cash flow from operating activities was primarily due to improved operating income, primarily driven by revenue growth at communities and changes in operating assets and liabilities.

Investing Activities

For the six months ended June 30, 2018 and 2017,  Net cash provided by/(used in) investing activities was $79.0 million compared to $(19.9) million for the comparable period in 2017. The increase in cash provided by investing activities was primarily due to proceeds received from the sale of an operating community in Orange County, California in 2018 and a decrease in capital expenditures during the six months ended June 30, 2018, as compared to the same period in 2017.

Dispositions

During the six months ended June 30, 2018, the Operating Partnership sold an operating community in Orange County, California with a total of 264 apartment homes for gross proceeds of $90.5 million, resulting in a gain of $70.3 million. The proceeds were designated for a tax-deferred Section 1031 exchange that were used to pay a portion of the purchase price for an acquisition in October 2017.

Financing Activities

For the six months ended June 30, 2018 and 2017, our Net cash provided by/(used in) financing activities was $(205.0) million compared to $(94.3) million for the comparable period of 2017. The increase in cash used in financing activities was primarily due to an increase in advances to the General Partner, partially offset by reduced payments on secured debt.

Credit Facilities

As of June 30, 2018, an aggregate commitment of $133.2 million of the General Partner’s secured credit facilities with Fannie Mae was owed by the Operating Partnership based on the ownership of the assets securing the debt. The entire commitment was outstanding at June 30, 2018. The portions of the Fannie Mae credit facilities owed by the Operating Partnership mature at various dates from October 2019 through December 2019 and bear interest at fixed rates. At June 30, 2018, the entire outstanding balance was fixed and had a weighted average interest rate of 5.28%.

The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, an unsecured commercial paper program with an aggregate borrowing capacity of $500 million, $300 million of medium-term notes due October 2020, a $350 million term loan facility due January 2021, $400 million of medium-term notes due January 2022, $300 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025, $300 million of medium-term notes due September 2026, $300 million of medium-term notes due July 2027 and $300 million of medium-term notes due January 2028. As of June 30, 2018 and December 31, 2017, the General Partner did not have an outstanding balance under the unsecured revolving credit facility and had $355 million and $300 million, respectively, outstanding under its unsecured commercial paper program.

In July 2018, the entire $355.0 million of outstanding unsecured commercial paper as of June 30, 2018 was repaid at maturity and an additional $395.0 million was issued with maturity dates in August 2018.

The credit facilities are subject to customary financial covenants and limitations.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $27.0 million in variable rate debt that is not subject to interest rate swap contracts as of June 30, 2018. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the six months ended June 30, 2018 would increase by $0.1 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by/(used in) operating activities	$126,345	$114,033
Net cash provided by/(used in) investing activities	78,986	(19,902)
Net cash provided by/(used in) financing activities	(205,000)	(94,286)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017.

Net Income/(Loss) Attributable to OP Unitholders

Net income attributable to OP unitholders was $24.8 million ($0.13 per diluted OP Unit) for the three months ended June 30, 2018, as compared to net income of $10.8 million ($0.06 per diluted OP Unit) for the comparable period in the prior year. The increase in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•	a decrease in interest expense of $6.6 million due to lower debt balances and prepayment penalties incurred during the three months ended June 30, 2017;
•	a decrease in depreciation and amortization expense of $2.9 million due to the sale of communities in 2018; and
•	an increase of $2.5 million in total property NOI primarily due to higher revenue per occupied home.

Net income attributable to OP unitholders was $116.2 million ($0.63 per diluted OP Unit) for the six months ended June 30, 2018, as compared to net income of $24.5 million ($0.13 per diluted OP Unit) for the comparable period in the prior year. The increase in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•	gains of $70.3 million on the sale of an operating community in Orange County, California during the six months ended June 30, 2018, as compared to no gains during the six months ended June 30, 2017;
•	a decrease in interest expense of $10.2 million due to lower debt balances and prepayment penalties incurred during the six months ended June 30, 2017; and
•	an increase of $5.7 million in total property NOI primarily due to higher revenue per occupied home.

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

The following table summarizes the operating performance of our total portfolio for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30, (a)%			June 30, (b)%
	2018	2017	Change	2018	2017	Change
Same-Store Communities:
Same-Store rental income	$102,713	$99,332	3.4%	$204,280	$197,368	3.5%
Same-Store operating expense (c)	(26,612)	(25,916)	2.7%	(53,048)	(51,945)	2.1%
Same-Store NOI	76,101	73,416	3.7%	151,232	145,423	4.0%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (d)	3,434	3,598	(4.6)%	6,592	6,654	(0.9)%
Total property NOI	$79,535	$77,014	3.3%	$157,824	$152,077	3.8%

(a)	Same-Store consists of 16,216 apartment homes.
(b)	Same-Store consists of 16,216 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.

The following table is our reconciliation of Net income/(loss) attributable to OP unitholders to total property NOI for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income/(loss) attributable to OP unitholders	$24,761	$10,849	$116,188	$24,506
Property management	2,950	2,862	5,881	5,684
Other operating expenses	2,197	2,128	3,751	3,676
Real estate depreciation and amortization	36,298	39,231	73,863	76,110
General and administrative	4,545	4,408	8,854	9,627
Casualty-related charges/(recoveries), net	574	1,191	916	1,744
(Income)/loss from unconsolidated entities	2,707	4,350	7,724	9,774
Interest expense	5,083	11,652	10,109	20,263
(Gain)/loss on sale of real estate owned	—	—	(70,300)	—
Net income/(loss) attributable to noncontrolling interests	420	343	838	693
Total property NOI	$79,535	$77,014	$157,824	$152,077

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to April 1, 2017 (for quarter-to-date comparison) and January 1, 2017 (for year-to-date comparison) and held as of June 30, 2018,  consisted of 16,216 apartment homes and provided 95.7% and 95.8% of our total NOI for the three and six months ended June 30, 2018, respectively.

Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017

NOI for our Same-Store Community properties increased 3.7%, or $2.7 million, for the three months ended June 30, 2018 compared to the same period in 2017. The increase in property NOI was primarily attributable to a 3.4%, or $3.4 million, increase in property rental income, which was partially offset by a 2.7%, or $0.7 million, increase in operating expenses. The increase in revenues was primarily driven by a 2.2%, or $2.0 million, increase in rental rates and a 11.5%, or $1.1 million, increase in reimbursement, ancillary and fee income. Physical occupancy increased 0.1% to 96.8% and total income per occupied home increased 3.3% to $2,181 for the three months ended June 30, 2018 compared to the same period in 2017.

The increase in property operating expenses was primarily driven by a 6.6%, or $0.6 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) was 74.1% and 73.9% for the three months ended June 30, 2018 and 2017, respectively.

Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017

NOI for our Same-Store Community properties increased 4.0%, or $5.8 million, for the six months ended June 30, 2018 compared to the same period in 2017. The increase in property NOI was primarily attributable to a 3.5%, or $6.9 million, increase in property rental income, which was partially offset by a 2.1%, or $1.1 million, increase in operating expenses. The increase in revenues was primarily driven by a 2.2%, or $4.1 million, increase in rental rates and a 10.7%, or $2.0 million, increase in reimbursement, ancillary and fee income. Physical occupancy increased 0.3% to 96.8% and total income per occupied home increased 3.2% to $2,169 for the six months ended June 30, 2018 compared to the same period in 2017.

The increase in property operating expenses was primarily driven by a 6.4%, or $1.2 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) was 74.0% and 73.7% for the six months ended June 30, 2018 and 2017, respectively.

Non-Mature Communities/Other

The Operating Partnership’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties and the non-apartment components of mixed use properties.

Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017

The remaining 4.3%, or $3.4 million, of our total NOI during the three months ended June 30, 2018 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased 4.6%, or $0.2 million, for the three months ended June 30, 2018, compared to the same period in 2017.

Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017

The remaining 4.2%, or $6.6 million, of our total NOI during the six months ended June 30, 2018 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased 0.9%, or $0.1 million, for the six months ended June 30, 2018, compared to the same period in 2017.

Interest Expense

During the three months ended June 30, 2018, interest expense decreased by $6.6 million, primarily due to lower debt balances and prepayment penalties incurred during the three months ended June 30, 2017.

During the six months ended June 30, 2018, interest expense decreased by $10.2 million, primarily due to lower debt balances and prepayment penalties incurred during the six months ended June 30, 2017.

Gain/(Loss) on Sale of Real Estate Owned

During the six months ended June 30, 2018, the Operating Partnership recognized a gain of $70.3 million on the sale of an operating community in Orange County, California. During the six months ended June 30, 2017, the Operating Partnership did not have any dispositions.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and six months ended June 30, 2018.

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

See our Annual Report on Form 10‑K for the year ended December 31, 2017 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of June 30, 2018, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10‑K for the year ended December 31, 2017.

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

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.

There have not been any changes in either the Company’s or the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Securities Exchange Act of 1934) during the fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of either the Company or the Operating Partnership.

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

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the year ended December 31, 2017, approximately 53.8% of our total NOI was generated from communities located in the Washington, D.C. metropolitan area (18.6%), Orange County, CA (12.2%), the San Francisco Bay Area, CA (11.8%) and New York, NY (11.2%). For the six months ended June 30, 2018, approximately 53.4% of our total NOI was generated from communities located in the Washington, D.C. metropolitan area (18.2%), Orange County, CA (12.3%), the San Francisco Bay Area, CA (12.3%) and New York, NY (10.6%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or local real estate market conditions or regulations, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse.

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

•

we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental or third-party permits and authorizations, which could result in increased development costs, could delay initial occupancy dates for all or a portion of a development community, and could require us to abandon our activities entirely with respect to a project for which we are unable to obtain permits or authorizations;

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

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in partnerships and joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. As of June 30, 2018, we had active joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $739.9 million. We could become engaged in a dispute with one or more of our partners which might affect our ability to operate a jointly-owned property. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners might refuse to make capital contributions when due and we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners’ interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process.

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of June 30, 2018, UDR had approximately $563.7 million of variable rate indebtedness outstanding, which constitutes approximately 15.0% of total outstanding indebtedness as of such date. As of June 30, 2018, the Operating Partnership had approximately $27.0 million of variable rate indebtedness outstanding, which constitutes approximately 16.9% of total outstanding indebtedness to third parties as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties.

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

Dividends Paid By REITs Generally Do Not Qualify for Reduced Tax Rates. In general, the maximum U.S. federal income tax rate for dividends paid to individual U.S. stockholders is 20%. Unlike dividends received from a corporation that is not a REIT, our regular dividends (i.e., dividends other than capital gain dividends) to individual stockholders generally are not eligible for the reduced rates. However, under the Tax Cuts and Jobs Act of 2017, our individual U.S. stockholders generally may deduct 20% of such regular dividends under Section 199A of the Code, reducing the effective tax rate applicable to such dividends (although such provision will expire after 2025 absent future legislation).

UDR May Conduct a Portion of Our Business Through Taxable REIT Subsidiaries, Which are Subject to Certain Tax Risks. We have established taxable REIT subsidiaries. Despite UDR’s qualification as a REIT, its taxable REIT subsidiaries must pay income tax on their taxable income. In addition, we must comply with various tests to continue to qualify as a REIT for federal income tax purposes, and our income from and investments in our taxable REIT subsidiaries generally do not constitute permissible income and investments for certain of these tests. While we will attempt to ensure that our dealings with our taxable REIT subsidiaries will not adversely affect our REIT qualification, we cannot provide assurance that we will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, we may jeopardize our ability to retain future gains on real property sales, or our taxable REIT subsidiaries may be denied deductions, to the extent our dealings with our taxable REIT subsidiaries are not deemed to be arm’s length in nature or are otherwise not respected.

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

Changes to the U.S. Federal Income Tax Laws, including the Enactment of Certain Tax Reform Measures, Could Have an Adverse Impact on Our Business and Financial Results. The recently passed Tax Cuts and Jobs Act of 2017 significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. The impact of the Act on us and our stockholders is uncertain, and may not become evident for some period of time. For example, the Act contained provisions that may reduce the relative competitive advantage of operating as a REIT, including the lowering of income tax rates on individuals and corporations, which eases the burden of double taxation on corporate dividends and potentially causes the single level of taxation on REIT distributions to become relatively less attractive. The Act also contains provisions allowing the expensing of capital expenditures, which could result in the bunching of taxable income and required distributions for REITs, and provisions extending the depreciable lives of certain real estate assets and further limiting the deductibility of interest expense, which could negatively impact the real estate market. In addition, although the Tax Cuts and Jobs Act of 2017 was recently passed, there can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results.

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

During the three months ended June 30, 2018, we issued a total of 2,700 shares of our common stock upon redemption of OP Units. Because these shares of common stock were issued to accredited investors in transactions not involving a public offering, the transactions were exempt from registration under the Securities Act of 1933 in accordance with Section 4(a)(2).

Repurchase of Equity Securities

In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under these programs during the three months ended June 30, 2018:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (a)
Beginning Balance	10,560,863	$22.66	10,560,863	14,439,137
April 1, 2018 through April 30, 2018	—	—	—	14,439,137
May 1, 2018 through May 31, 2018	—	—	—	14,439,137
June 1, 2018 through June 30, 2018	—	—	—	14,439,137
Balance as of June 30, 2018	10,560,863	$22.66	10,560,863	14,439,137

(a)

This number reflects the amount of shares that were available for purchase under our 10 million share repurchase program authorized in February 2006 and our 15 million share repurchase program authorized in January 2008.

During the three months ended June 30, 2018, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock and the exercise of stock options issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended June 30, 2018:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share(a)	or Programs	or Programs
April 1, 2018 through April 30, 2018	282	$35.71	N/A	N/A
May 1, 2018 through May 31, 2018	75	36.29	N/A	N/A
June 1, 2018 through June 30, 2018	48,090	37.12	N/A	N/A
Total	48,447	$37.11

(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.

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

3.4

Articles of Amendment to the Articles of Restatement of UDR, Inc. dated and filed with the State Department of Assessments and Taxation of the State of Maryland on May 24, 2018 (incorporated by reference to Exhibit 3.1 to UDR, Inc.’s Current Report on Form 8-K dated May 24, 2018 and filed with the SEC on May 29, 2018).

3.5

Articles Supplementary relating to UDR, Inc.’s 6.75% Series G Cumulative Redeemable Preferred Stock dated and filed with the State Department of Assessments and Taxation of the State of Maryland on May 30, 2007 (incorporated by reference to Exhibit 3.4 to UDR, Inc.’s Form 8‑A Registration Statement dated and filed with the SEC on May 30, 2007).

3.6

Amended and Restated Bylaws of UDR, Inc. (as amended through May 24, 2018) (incorporated by reference to Exhibit 3.2 to UDR, Inc.’s Current Report on Form 8-K dated May 24, 2018 and filed with the SEC on May 29, 2018).

3.7

Certificate of Limited Partnership of United Dominion Realty, L.P. dated as of February 19, 2004 (incorporated by reference to Exhibit 3.4 to United Dominion Realty, L.P.’s Post-Effective Amendment No. 1 to Registration Statement on Form S‑3 dated and filed with the SEC on October 15, 2010).

3.8

Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004 (incorporated by reference to Exhibit 10.23 to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2003).

3.9

First Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of June 24, 2005 (incorporated by reference to Exhibit 10.06 to UDR, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2005).

3.10

Second Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2006 (incorporated by reference to Exhibit 10.6 to UDR, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2006).

3.11

Third Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 2, 2007 (incorporated by reference to Exhibit 99.1 to UDR, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2009).

3.12

Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 27, 2007 (incorporated by reference to Exhibit 10.25 to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2007).

3.13

Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of March 7, 2008 (incorporated by reference to Exhibit 10.53 to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2008).

3.14

Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 9, 2008 (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8‑K dated December 9, 2008 and filed with the Commission on December 10, 2008).

Exhibit No.	Description
3.15

Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of March 13, 2009 (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8‑K dated March 18, 2009 and filed with the SEC on March 19, 2009).

3.16

Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of November 17, 2010 (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8‑K dated and filed with the SEC on November 18, 2010).

3.17

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

101

XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10‑Q for the periods ended June 30, 2018, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., (vi) notes to consolidated financial statements of UDR, Inc., (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of comprehensive income/(loss) of United Dominion Realty, L.P., (x) consolidated statements of changes in capital of United Dominion Realty, L.P., (xi) consolidated statements of cash flows of United Dominion Realty, L.P., and (xii) notes to consolidated financial statements of United Dominion Realty, L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
Date:	July 31, 2018	/s/ Joseph D. Fisher
Joseph D. Fisher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

United Dominion Realty, L.P.
By: UDR, Inc., its general partner
Date:	July 31, 2018	/s/ Joseph D. Fisher
Joseph D. Fisher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)