Form 10-Q
period 2018-09-30
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2018-10-30
CIK 74208, 1018254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

UDR, Inc.	☐
United Dominion Realty, L.P.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

UDR, Inc.	Yes ☐ No ☒
United Dominion Realty, L.P.	Yes ☐ No ☒

The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of October 26, 2018 was 268,390,557.

UDR, INC.

UNITED DOMINION REALTY, L.P.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	101

Item 3. Defaults Upon Senior Securities	102

Item 4. Mine Safety Disclosures	102

Item 5. Other Information	102

Item 6. Exhibits	103

Signatures	106

Exhibit 3.6 Exhibit 3.18
Exhibit 12.1
Exhibit 12.2
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4

EXPLANATORY NOTE

This Report combines the quarterly reports on Form 10‑Q for the quarter ended September 30, 2018 of UDR, Inc., a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR, Inc. is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company,” “UDR” or “UDR, Inc.” refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including United Dominion Realty, L.P. and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”), also a  Delaware limited partnership of which UDR is the sole general partner. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or the “OP” refer to United Dominion Realty, L.P., together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership and the DownREIT Partnership are referred to as “OP Units” and “DownREIT Units,” respectively, and the holders of the OP Units and DownREIT Units are referred to as “unitholders.” This combined Form 10‑Q is being filed separately by UDR and the Operating Partnership.

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

As of September 30, 2018, UDR owned 110,883 units (100%) of the general partnership interests of the Operating Partnership and 174,137,816 OP Units, representing approximately 94.8% of the total outstanding OP Units in the Operating Partnership. UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and UDR’s role as the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are presented in this report for each of UDR and the Operating Partnership.

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2018	2017
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$9,809,142	$9,584,716
Less: accumulated depreciation	(3,544,781)	(3,326,312)
Real estate held for investment, net	6,264,361	6,258,404
Real estate under development (net of accumulated depreciation of $3,674 and $3,854, respectively)	347,012	588,636
Real estate held for disposition (net of accumulated depreciation of $77,872 and $0, respectively)	89,964	—
Total real estate owned, net of accumulated depreciation	6,701,337	6,847,040
Cash and cash equivalents	1,084	2,038
Restricted cash	26,996	19,792
Notes receivable, net	41,009	19,469
Investment in and advances to unconsolidated joint ventures, net	767,376	720,830
Other assets	140,982	124,104
Total assets	$7,678,784	$7,733,273

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$798,241	$803,269
Unsecured debt, net	3,012,939	2,868,394
Real estate taxes payable	38,581	18,349
Accrued interest payable	27,750	33,432
Security deposits and prepaid rent	31,821	31,916
Distributions payable	95,372	91,455
Accounts payable, accrued expenses, and other liabilities	73,812	102,956
Total liabilities	4,078,516	3,949,771

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	992,805	948,138

Equity:
Preferred stock, no par value; 50,000,000 shares authorized:
8.00% Series E Cumulative Convertible; 2,780,994 shares issued and outstanding at September 30, 2018 and December 31, 2017	46,200	46,200
Series F; 15,804,393 and 15,852,721 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1	1
Common stock, $0.01 par value; 350,000,000 shares authorized:
268,390,557 and 267,822,069 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	2,684	2,678
Additional paid-in capital	4,619,570	4,651,205
Distributions in excess of net income	(2,075,402)	(1,871,603)
Accumulated other comprehensive income/(loss), net	202	(2,681)
Total stockholders’ equity	2,593,255	2,825,800
Noncontrolling interests	14,208	9,564
Total equity	2,607,463	2,835,364
Total liabilities and equity	$7,678,784	$7,733,273

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUES:
Rental income	$263,256	$248,264	$770,373	$734,193
Joint venture management and other fees	2,888	2,827	8,819	8,718
Total revenues	266,144	251,091	779,192	742,911
OPERATING EXPENSES:
Property operating and maintenance	44,090	42,362	126,129	122,574
Real estate taxes and insurance	34,352	31,181	99,541	90,792
Property management	7,240	6,827	21,185	20,190
Other operating expenses	3,314	1,950	8,148	6,010
Real estate depreciation and amortization	107,881	107,171	322,537	320,653
General and administrative	11,896	12,467	36,028	36,976
Casualty-related charges/(recoveries), net	678	2,056	2,364	3,749
Other depreciation and amortization	1,682	1,585	5,057	4,760
Total operating expenses	211,133	205,599	620,989	605,704
Operating income	55,011	45,492	158,203	137,207
Income/(loss) from unconsolidated entities	(1,382)	1,819	(5,091)	11,591
Interest expense	(34,401)	(30,095)	(95,942)	(94,500)
Interest income and other income/(expense), net	1,188	481	5,075	1,423
Income/(loss) before income taxes and gain/(loss) on sale of real estate owned	20,416	17,697	62,245	55,721
Tax (provision)/benefit, net	(158)	(127)	(618)	(825)
Income/(loss) from continuing operations	20,258	17,570	61,627	54,896
Gain/(loss) on sale of real estate owned, net of tax	—	—	70,300	2,132
Net income/(loss)	20,258	17,570	131,927	57,028
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(1,616)	(1,415)	(10,819)	(4,607)
Net (income)/loss attributable to noncontrolling interests	(32)	35	(141)	(107)
Net income/(loss) attributable to UDR, Inc.	18,610	16,190	120,967	52,314
Distributions to preferred stockholders — Series E (Convertible)	(971)	(926)	(2,897)	(2,784)
Net income/(loss) attributable to common stockholders	$17,639	$15,264	$118,070	$49,530

Common distributions declared per share	$0.3225	$0.3100	$0.9675	$0.9300

Income/(loss) per weighted average common share:
Basic	$0.07	$0.06	$0.44	$0.19
Diluted	$0.07	$0.06	$0.44	$0.18

Weighted average number of common shares outstanding:
Basic	267,727	267,056	267,529	266,940
Diluted	268,861	269,062	269,020	268,851

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income/(loss)	$20,258	$17,570	$131,927	$57,028
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	2,320	131	4,312	256
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	(564)	119	(1,162)	1,328
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	1,756	250	3,150	1,584
Comprehensive income/(loss)	22,014	17,820	135,077	58,612
Comprehensive (income)/loss attributable to noncontrolling interests	(1,798)	(1,401)	(11,230)	(4,856)
Comprehensive income/(loss) attributable to UDR, Inc.	$20,216	$16,419	$123,847	$53,756

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except per share data)

(Unaudited)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2017	$46,201	$2,678	$4,651,205	$(1,871,603)	$(2,681)	$9,564	$2,835,364
Net income/(loss) attributable to UDR, Inc.	—	—	—	120,967	—	—	120,967
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	107	107
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	108	108
Repurchase of common shares	—	(6)	(19,982)	—	—	—	(19,988)
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	4,429	4,429
Other comprehensive income/(loss)	—	—	—	—	2,883	—	2,883
Exercise of stock options, net	—	8	(23,061)	—	—	—	(23,053)
Issuance/(forfeiture) of common and restricted shares, net	—	(1)	(1,738)	—	—	—	(1,739)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	5	13,146	—	—	—	13,151
Common stock distributions declared ($0.9675 per share)	—	—	—	(259,214)	—	—	(259,214)
Preferred stock distributions declared-Series E ($1.0476 per share)	—	—	—	(2,897)	—	—	(2,897)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(62,655)	—	—	(62,655)
Balance at September 30, 2018	$46,201	$2,684	$4,619,570	$(2,075,402)	$202	$14,208	$2,607,463

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income/(loss)	$131,927	$57,028
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	327,594	325,413
(Gain)/loss on sale of real estate owned, net of tax	(70,300)	(2,132)
(Income)/loss from unconsolidated entities	5,091	(11,591)
Return on investment in unconsolidated joint ventures	2,848	3,609
Amortization of share-based compensation	10,694	10,072
Other	2,108	13,069
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(13,199)	(7,782)
Increase/(decrease) in operating liabilities	9,961	1,590
Net cash provided by/(used in) operating activities	406,724	389,276

Investing Activities
Acquisition of real estate assets	—	(65,381)
Proceeds from sales of real estate investments, net	89,433	3,250
Development of real estate assets	(136,170)	(190,456)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(76,381)	(91,633)
Capital expenditures — non-real estate assets	(2,963)	(3,230)
Investment in unconsolidated joint ventures	(85,059)	(102,170)
Distributions received from unconsolidated joint ventures	30,574	65,053
Purchase deposits on pending acquisitions	(1,000)	—
Repayment/(issuance) of notes receivable, net	(21,540)	1,196
Net cash provided by/(used in) investing activities	(203,106)	(383,371)

Financing Activities
Payments on secured debt	(82,472)	(325,212)
Proceeds from the issuance of secured debt	80,000	—
Net proceeds from the issuance of unsecured debt	115,000	584,292
Net proceeds/(repayment) of revolving bank debt	29,243	19,367
Repurchase of common shares	(19,988)	—
Distributions paid to redeemable noncontrolling interests	(24,297)	(23,269)
Distributions paid to preferred stockholders	(2,854)	(2,776)
Distributions paid to common stockholders	(255,683)	(244,788)
Other	(36,317)	(13,424)
Net cash provided by/(used in) financing activities	(197,368)	(5,810)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	6,250	95
Cash, cash equivalents, and restricted cash, beginning of year	21,830	22,106
Cash, cash equivalents, and restricted cash, end of period	$28,080	$22,201

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$104,136	$95,008
Cash paid/(refunds received) for income taxes	579	1,803
Non-cash transactions:
Transfer of investment in and advances to unconsolidated joint ventures to real estate owned	$—	$32,260
Vesting of LTIP Units	4,397	2,317
Development costs and capital expenditures incurred but not yet paid	23,437	48,995
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (343,653 shares in 2018 and 202,218 shares in 2017)	13,151	7,437
Dividends declared but not yet paid	95,372	91,454

The following reconciles cash, cash equivalents, and restricted cash to the total of the same amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$2,038	$2,112
Restricted cash	19,792	19,994
Total cash, cash equivalents, and restricted cash as shown above	$21,830	$22,106
Cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$1,084	$1,788
Restricted cash	26,996	20,413
Total cash, cash equivalents, and restricted cash as shown above	$28,080	$22,201

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

1. BASIS OF PRESENTATION

Basis of Presentation

UDR, Inc., collectively with our consolidated subsidiaries (“UDR,” the “Company,” “we,” “our,” or “us”), is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of September 30, 2018, there were 183,636,543 units in the Operating Partnership (“OP Units”) outstanding, of which 174,248,699 OP Units, or 94.9%, were owned by UDR and 9,387,844 OP Units, or 5.1%, were owned by outside limited partners. As of September 30, 2018, there were 32,367,380 units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 17,199,085, or 53.1%, were owned by UDR (including 13,470,651 DownREIT Units, or 41.6%, that were held by the Operating Partnership) and 15,168,295, or 46.9%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of September 30, 2018, and results of operations for the three and nine months ended September 30, 2018 and 2017,  have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2017 appearing in UDR’s Annual Report on Form 10‑K, filed with the Securities and Exchange Commission on February 20, 2018.

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

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those noted in Note 6, Secured and Unsecured Debt, Net and Note 10, Derivatives and Hedging Activity.

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

September 30, 2018

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

As a result of the adoption of ASU 2016-18, for the nine months ended September 30, 2017, the following line items in the following amounts were reclassified on the Consolidated Statements of Cash Flows (in thousands):

Nine months ended
September 30, 2017
(Increase)/decrease in operating assets	$407
Net cash provided by /(used in) operating activities	$407

Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	$12
Net cash provided by /(used in) investing activities	$12

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$419

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods, but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. The standard will be effective for the Company on January 1, 2019; however, early adoption of the standard is permitted.

While the Company is currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures, we expect to adopt the guidance on its effective date. The Company intends to elect the following package of practical expedients provided by the standard which includes: (i) an entity need not reassess whether any expired or existing contract is a lease or contains a lease, (ii) an entity need not reassess the lease classification of any expired or existing leases, and (iii) an entity need not reassess initial direct costs for any existing leases. The Company anticipates recognizing right-of-use assets and related lease liabilities on our consolidated balance sheets upon adoption equal to the present value of the remaining minimum lease payments related to ground leases for communities where we are the lessee. The Company plans to continue recognizing lease expense for these leases in a manner similar to current accounting upon adoption of the standard based on our election of the package of practical expedients. However, in the event we modify existing ground leases and/or enter into new ground leases subsequent to the adoption of the standard, such leases would likely be classified as finance leases under the standard and require expense recognition based on the effective interest method. Under the standard, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, we will be required to expense internal leasing costs as incurred.

In July 2018, the FASB issued ASU No. 2018-11, Leases – Targeted Improvements, which provides entities with relief from the costs of implementing certain aspects of ASU No. 2016-02, Leases. The ASU provides a practical expedient which allows lessors to not separate lease and non-lease components in a contract and allocate the

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2018

consideration in the contract to the separate components if both (i) the timing and pattern of revenue recognition for the non-lease component and the related lease component are the same and (ii) the combined single lease component would be classified as an operating lease. The Company intends to elect the practical expedient to account for lease and non-lease components as a single component in lease contracts where we are the lessor. The ASU also provides a transition option that permits entities to not recast the comparative periods presented when transitioning to the standard. The Company also intends to elect the transition option.

In January 2016, the FASB issued ASU No. 2016‑01, Financial Instruments – Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The updated standard requires certain equity securities to be measured at fair value on the balance sheet, with changes in fair value recognized in net income. The standard was effective for the Company on January 1, 2018. The Company holds one investment in equity securities subject to the updated guidance. As the investment does not have a readily determinable fair value, the Company elected the measurement alternative under which the investment is measured at cost, less any impairment, plus or minus changes resulting from observable price changes for an identical or similar investment of the same issuer. During the three and nine months ended September 30, 2018, the Company recorded gains of zero and $2.1 million, respectively, in Interest income and other income/(expense), net on the Consolidated Statements of Operations as a result of measuring the investment using this measurement alternative. The Company does not view the impact, as a result of the adoption of the updated standard, to be material to the consolidated financial statements. Disclosures were updated pursuant to the requirements of the ASU.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2018

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

The following is a description of the principal streams from which the Company generates its revenue:

Lease Revenue

Lease revenue related to leases is recognized on an accrual basis when due from residents or tenants in accordance with ASC 840, Leases. Rental payments are generally due on a monthly basis and recognized on a straight-line basis over the reasonably assured lease term. In addition, in circumstances where a lease incentive is provided to tenants, the incentive is recognized as a reduction of lease revenue on a straight-line basis over the reasonably assured lease term.

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

September 30, 2018

Disaggregation of Revenue

Rental income, as disclosed on the Consolidated Statements of Operations, is disaggregated by principal revenue stream and by reportable segment in the following tables (dollars in thousands).  Joint venture management and other fees are not included in the tables as they are not allocable to a specific reportable segment or segments.

	Three Months Ended		Nine Months Ended
	September 30, (a)		September 30, (b)
	2018	2017	2018	2017
Lease Revenue (c)
Same-Store Communities
West Region	$95,447	$91,399	$277,317	$265,595
Mid-Atlantic Region	51,291	49,772	152,866	148,916
Northeast Region	37,201	36,726	110,541	109,495
Southeast Region	27,773	26,221	81,555	77,697
Southwest Region	11,647	11,446	29,561	29,126
Non-Mature Communities/Other	19,940	13,836	58,570	46,879
Total segment and consolidated lease revenue	$243,299	$229,400	$710,410	$677,708

Reimbursements Revenue
Same-Store Communities
West Region	$4,415	$4,111	$12,908	$12,295
Mid-Atlantic Region	2,247	2,121	6,850	6,629
Northeast Region	672	691	1,952	2,131
Southeast Region	1,730	1,634	5,124	4,872
Southwest Region	651	624	1,649	1,572
Non-Mature Communities/Other	1,981	1,737	6,521	5,776
Total segment and consolidated reimbursements revenue	$11,696	$10,918	$35,004	$33,275

Other Revenue
Same-Store Communities
West Region	$2,753	$2,754	$8,231	$8,150
Mid-Atlantic Region	1,785	1,646	5,095	4,854
Northeast Region	949	745	2,481	2,188
Southeast Region	1,481	1,442	4,793	4,534
Southwest Region	604	550	1,486	1,483
Non-Mature Communities/Other	689	809	2,873	2,001
Total segment and consolidated other revenue	$8,261	$7,946	$24,959	$23,210

Total Revenue
Same-Store Communities
West Region	$102,615	$98,264	$298,456	$286,040
Mid-Atlantic Region	55,323	53,539	164,811	160,399
Northeast Region	38,822	38,162	114,974	113,814
Southeast Region	30,984	29,297	91,472	87,103
Southwest Region	12,902	12,620	32,696	32,181
Non-Mature Communities/Other	22,610	16,382	67,964	54,656
Total segment and consolidated total revenue	$263,256	$248,264	$770,373	$734,193

(a)	Same-Store Community population consisted of 38,307 apartment homes.
(b)	Same-Store Community population consisted of 37,673 apartment homes.
(c)	Lease Revenue is subject to recognition under ASC 840, Leases.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2018

Notes Receivable

The following table summarizes our Notes receivable, net as of September 30, 2018 and December 31, 2017  (dollars in thousands):

	Interest rate at	Balance Outstanding
	September 30,	September 30,	December 31,
	2018	2018	2017
Note due March 2019 (a)	12.00%	$20,000	$—
Note due February 2020 (b)	10.00%	14,209	13,669
Note due October 2020 (c)	8.00%	2,000	2,000
Note due August 2022 (d)	10.00%	4,800	3,800
Total notes receivable, net		$41,009	$19,469

(a)

In March 2018, the Company entered into a secured note receivable with an unaffiliated third party with an aggregate commitment of $20.0 million, of which $20.0 million has been funded. Interest payments are due when the loan matures. The note matures in March 2019 and is secured by a parcel of land.

(b)

The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $16.4 million, of which $14.2 million has been funded, including $0.5 million during the nine months ended September 30, 2018. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the eighth anniversary of the date of the note (February 2020).

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

(d)

The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $10.0 million, of which $4.8 million has been funded,  including $1.0 million during the nine months ended September 30, 2018.  Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $25.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) August 2022.

The Company recognized $1.2 million and $0.4 million of interest income from notes receivable during the three months ended September 30, 2018 and 2017, respectively, and $2.9 million and $1.4 million during the nine months ended September 30, 2018 and 2017, respectively, none of which was related party interest income and all of which is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and nine months ended September 30, 2018 and 2017, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 10, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three months ended September 30, 2018 and 2017 was $0.2 million and less than $0.1 million, respectively, and during the nine months ended September 30, 2018 and 2017, was $0.3 million and $0.1 million, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2018

Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as taxable REIT subsidiaries (“TRS”).

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of September 30, 2018 and December 31, 2017, UDR’s net deferred tax asset was $0.1 million and $0.1 million, respectively.

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

UDR had no material unrecognized tax benefit, accrued interest or penalties at September 30, 2018. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2014 through 2017 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

As of December 31, 2017,  management of the Company had completed its review of the effects of the Tax Cuts and Jobs Act, under which it recognized a one-time tax benefit of $1.1 million related to the recording of previously reserved receivables for REIT AMT credits that became refundable.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2018

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of September 30, 2018, the Company owned and consolidated 127 communities in 11 states plus the District of Columbia totaling 40,420 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30,	December 31,
	2018	2017
Land	$1,824,847	$1,780,229
Depreciable property — held and used:
Land improvements	195,051	189,919
Building, improvements, and furniture, fixtures and equipment	7,789,244	7,614,568
Under development:
Land and land improvements	42,138	109,468
Building, improvements, and furniture, fixtures and equipment	308,548	483,022
Real estate held for disposition:
Land and land improvements	28,889	—
Building, improvements, and furniture, fixtures and equipment	138,947	—
Real estate owned	10,327,664	10,177,206
Accumulated depreciation	(3,626,327)	(3,330,166)
Real estate owned, net	$6,701,337	$6,847,040

Acquisitions

The Company did not have any acquisitions during the nine months ended September 30, 2018.

Dispositions

During the nine months ended September 30, 2018, the Company sold an operating community in Orange County, California with a total of 264 apartment homes for gross proceeds of $90.5 million, resulting in a gain of $70.3 million. The proceeds were designated for a tax-deferred Section 1031 exchange that were used to pay a portion of the purchase price for an acquisition in October 2017.

In September 2018, the Company entered into an agreement to sell an operating community in Fairfax, Virginia with a total of 604 apartment homes for a sales price of approximately $160.0 million. The operating community was classified as held for disposition as of September 30, 2018 and the sale is expected to close in the fourth quarter of 2018.

Developments

During the nine months ended September 30, 2018, the Company completed the development of a 516 apartment home community in Huntington Beach, California.

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2018

direct costs of development and redevelopment and capitalized interest, for the three months ended September 30, 2018 and 2017,  were $1.6 million and $2.2 million, respectively, and $6.6 million and $6.6 million for the nine months ended September 30, 2018 and 2017, respectively.  Total interest capitalized was $1.6 million and $4.6 million for the three months ended September 30, 2018 and 2017, respectively, and $9.8 million and $14.0 million for the nine months ended September 30, 2018 and 2017, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2018

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of September 30, 2018 and December 31, 2017 (dollars in thousands):

				Number of
		Number of		Apartment
		Properties		Homes	Investment at		UDR’s Ownership Interest
	Location of	September 30,		September 30,	September 30,	December 31,	September 30,	December 31,
Joint Venture	Properties	2018		2018	2018	2017	2018	2017
Operating and development:
UDR/MetLife I	Los Angeles, CA	1	development community (a)	150	$34,869	$34,653	50.0%	50.0%
UDR/MetLife II	Various	18	operating communities	4,059	299,953	303,702	50.0%	50.0%
Other UDR/MetLife	Various	5	operating communities	1,437	119,893	135,563	50.6%	50.6%
Joint Ventures
UDR/MetLife Vitruvian Park®	Addison, TX	3	operating communities;	1,513	71,225	78,404	50.0%	50.0%
		1	development community (a);
		5	land parcels
UDR/KFH	Washington, D.C.	3	operating communities	660	6,453	8,958	30.0%	30.0%
West Coast Development Joint Ventures (c)	Los Angeles, CA	1	operating community	293	36,645	37,916	47.0%	47.0%
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment, preferred equity investments and other investments					$569,038	$599,196

							Income/(loss) from investments
					Investment at		Three Months Ended		Nine Months Ended
			Years To	UDR	September 30,	December 31,	September 30,		September 30,
Developer Capital Program (b)	Location	Rate	Maturity	Commitment	2018	2017	2018	2017	2018	2017
Preferred equity investments:
West Coast Development Joint Ventures (c)	Various	6.5%	N/A	$—	$65,476	$64,226	$25	$3,266	$974	$16,626
1532 Harrison (d)	San Francisco, CA	11.0%	3.8	24,645	21,373	11,346	721	226	1,492	228
1200 Broadway (e)	Nashville, TN	8.0%	4.0	55,558	48,805	18,011	859	65	1,870	65
Junction (f)	Santa Monica, CA	12.0%	4.0	8,800	8,938	—	141	—	141	—
1300 Fairmount (g)	Philadelphia, PA	9.0%	5.0	51,393	2,670	—	27	—	27	—
Essex (h)	Orlando, FL	12.5%	5.0	12,886	6,326	—	46	—	46	—
Other investments:
The Portals (i)	Washington, D.C.	11.0%	2.7	38,559	41,996	26,535	1,015	330	2,523	346
Other investment ventures	N/A	N/A	N/A	$15,000	2,754	1,516	$(77)	$—	$(262)	$—
Total Developer Capital Program					198,338	121,634
Total investment in and advances to unconsolidated joint ventures, net					$767,376	$720,830

(a)

The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes upon completion of development. As of September 30, 2018,  383 apartment homes had been completed in UDR/MetLife Vitruvian Park® and 150 apartment homes had been completed at Vision on Wilshire, which is owned by UDR/MetLife I.

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

(c)

In May 2015, the Company entered into a joint venture agreement with an unaffiliated joint venture partner and agreed to pay $136.3 million for a 48% ownership interest in a portfolio of five communities that were under construction. The communities are located in three of the Company’s core, coastal markets: Seattle, Washington, Los Angeles, California and Orange County, California. UDR earns a 6.5% preferred return on its investment through each individual community’s date of stabilization, defined as when a community reaches 80% occupancy for 90 consecutive days, while the joint venture partner is allocated all operating income and expense during the pre-stabilization period. Upon stabilization, income and expense are shared based on each partner’s ownership percentage and the Company no longer receives a 6.5% preferred return on its investment in the stabilized community. The Company serves as property manager and earns a management fee during the lease-up phase and subsequent operation of each of the communities. The unaffiliated joint venture partner is the general partner of the joint venture and the developer of the communities.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2018

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

During the nine months ended September 30, 2018, the fixed-price option to acquire one of the two remaining communities held by the West Coast Development Joint Ventures (as defined below) expired. The community achieved stabilization during 2017, at which time the Company and its joint venture partner began receiving income and expenses based on their ownership percentages. The Company and its joint venture partner plan to continue operating the community.

As of September 30, 2018,  construction was complete on the remaining community subject to the fixed-price acquisition option. The Company continues to receive a 6.5% preferred return on its investment in that community until it reaches stabilization. The Company anticipates acquiring this remaining community from the joint venture for a contractual purchase price at 100% of approximately $130.1 million. As the Company currently holds a 49% ownership interest in the community, it expects to pay approximately $66.4 million for the remaining 51% ownership. As such, the Company has disclosed a contractual purchase price commitment (see Note 12, Commitments and Contingencies). The acquisition is expected to occur in the next twelve months.

In March 2017 and May 2017, the Company entered into two additional joint venture agreements with the unaffiliated joint venture partner and agreed to pay $15.5 million for a 49% ownership interest in a 155 home community in Seattle, Washington, for which construction was complete as of September 30, 2018, and $16.1 million for a 49% ownership interest in a 276 home community that is currently under construction in Hillsboro, Oregon (together with the May 2015 joint venture described above, the “West Coast Development Joint Ventures”). UDR earns a 6.5% preferred return on its investments through the communities’ date of stabilization, as defined above, while our joint venture partner is allocated all operating income and expense during the pre-stabilization period. Upon stabilization of the communities, income and expense will be shared based on each partner’s ownership percentage and the Company will no longer receive a 6.5% preferred return on its investment. The Company will serve as property manager and will earn a management fee during the lease-up phase and subsequent operation of the stabilized communities. The unaffiliated joint venture partner is the general partner and the developer of the communities. The Company has concluded it does not control the joint ventures and accounts for them under the equity method of accounting.

The Company has a fixed-price option to acquire the remaining interest in the communities beginning one year after completion for a total price of $61.3 million and $72.3 million, respectively. The unaffiliated joint venture partner is providing certain guaranties and there are construction loans on the communities.

The Company’s recorded equity investment in the West Coast Development Joint Ventures at September 30, 2018 and December 31, 2017, of $102.1 million and $102.1 million, respectively, is inclusive of outside basis costs and our accrued but unpaid preferred return.

(d)

In June 2017, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 136 apartment home community in San Francisco, California. The Company’s preferred equity investment of up to $24.6 million earns a preferred return of 11.0% per annum. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. As of September 30, 2018, the Company had contributed approximately $21.4 million to the joint venture, and recorded the remaining contractual commitment (for a total equity investment of $24.6 million) in Restricted cash on the Consolidated Balance Sheets in accordance with the terms of the joint venture agreement. These amounts will be contributed to the joint venture when the developer submits qualifying draw requests to fund the construction. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.

(e)

In September 2017, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 313 apartment home community in Nashville, Tennessee. The Company’s preferred equity investment of up to $55.6 million earns a preferred return of 8.0% per annum and receives a variable percentage of

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2018

the value created from the project upon a capital or liquidating event. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.

(f)

In August 2018, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 66 apartment home community in Santa Monica, CA. The Company’s preferred equity investment of $8.8 million earns a preferred return of 12.0% per annum. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.

(g)

In August 2018, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 471 apartment home community in Philadelphia, PA. The Company’s preferred equity investment of up to $51.4 million earns a preferred return of 9.0% per annum and receives a variable percentage of the value created from the project upon a capital or liquidating event. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.

(h)

In September 2018, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 330 apartment home community in Orlando, FL. The Company’s preferred equity investment of up to $12.9 million earns a preferred return of 12.5% per annum. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.

(i)

In May 2017, the Company entered into a joint venture agreement with an unaffiliated joint venture partner. The joint venture has made a mezzanine loan to a third party developer of a 373 apartment home community in Washington, D.C. The unaffiliated joint venture partner is the managing member of the joint venture. The mezzanine loan is for up to $71.0 million at an interest rate of 13.5% per annum and carries a term of four years with one 12-month extension option. The Company’s commitment to the joint venture is approximately $38.6 million and earns a weighted average return of approximately 11.0% per annum. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.

As of September 30, 2018 and December 31, 2017, the Company had deferred fees of $11.1 million and $10.9 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $2.9 million and $2.8 million during the three months ended September 30, 2018 and 2017, respectively, and $8.7 million and $8.7 million for the nine months ended September 30, 2018 and 2017, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the three and nine months ended September 30, 2018 and 2017.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2018

Combined summary balance sheets relating to the unconsolidated joint ventures and partnerships (not just our proportionate share) are presented below as of September 30, 2018 and December 31, 2017  (dollars in thousands):

	September 30,	December 31,
	2018	2017
Total real estate, net	$3,267,944	$3,236,180
Cash and cash equivalents	53,141	36,411
Other assets	91,246	50,158
Total assets	$3,412,331	$3,322,749

Third party debt, net	$2,108,790	$2,005,566
Accounts payable and accrued liabilities	63,220	85,643
Total liabilities	$2,172,010	$2,091,209
Total equity	$1,240,321	$1,231,540

Combined summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the three and nine months ended September 30, 2018 and 2017  (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total revenues	$76,203	$71,200	$215,140	$205,475
Property operating expenses	30,096	28,157	85,435	79,622
Real estate depreciation and amortization	29,545	28,264	85,063	82,344
Operating income/(loss)	16,562	14,779	44,642	43,509
Interest expense	(22,919)	(21,849)	(63,990)	(64,083)
Gain/(loss) on sale of property	—	30,153	—	30,153
Other income/(loss)	40	(515)	141	(435)
Net income/(loss)	$(6,317)	$22,568	$(19,207)	$9,144

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2018

6. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at September 30, 2018 and December 31, 2017  (dollars in thousands):

	Principal Outstanding		As of September 30, 2018
			Weighted	Weighted
			Average	Average	Number of
	September 30,	December 31,	Interest	Years to	Communities
	2018	2017	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$419,482	$395,611	3.82%	6.1	7
Fannie Mae credit facilities (b)	285,836	285,836	4.86%	1.3	8
Deferred financing costs	(1,636)	(1,670)
Total fixed rate secured debt, net	703,682	679,777	4.25%	4.1	15
Variable Rate Debt
Tax-exempt secured notes payable (c)	94,700	94,700	2.16%	4.4	2
Fannie Mae credit facilities (b)	—	29,034	—%	—	—
Deferred financing costs	(141)	(242)
Total variable rate secured debt, net	94,559	123,492	2.16%	4.4	2
Total Secured Debt, net	798,241	803,269	4.00%	4.2	17
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due January 2023 (d) (h)	—	—	—%	4.3
Borrowings outstanding under unsecured commercial paper program due October 2018 (e) (h)	415,000	300,000	2.43%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2021 (f)	51,010	21,767	3.09%	2.3
Term Loan due September 2023 (d) (h)	35,000	35,000	3.04%	5.0
Fixed Rate Debt
3.70% Medium-Term Notes due October 2020 (net of discounts of $16 and $22, respectively) (h)	299,984	299,978	3.70%	2.0
1.93% Term Loan due September 2023 (d) (h)	315,000	315,000	1.93%	5.0
4.63% Medium-Term Notes due January 2022 (net of discounts of $1,177 and $1,446, respectively) (h)	398,823	398,554	4.63%	3.3
3.75% Medium-Term Notes due July 2024 (net of discounts of $599 and $678, respectively) (h)	299,401	299,322	3.75%	5.8
8.50% Debentures due September 2024	15,644	15,644	8.50%	6.0
4.00% Medium-Term Notes due October 2025 (net of discounts of $482 and $534, respectively) (g) (h)	299,518	299,466	4.00%	7.0
2.95% Medium-Term Notes due September 2026 (h)	300,000	300,000	2.95%	7.9
3.50% Medium-Term Notes due July 2027 (net of discounts of $617 and $670, respectively) (h)	299,383	299,330	3.50%	8.8
3.50% Medium-Term Notes due January 2028 (net of discounts of $1,102 and $1,191, respectively) (h)	298,898	298,809	3.50%	9.3
Other	17	19
Deferred financing costs	(14,739)	(14,495)
Total Unsecured Debt, net	3,012,939	2,868,394	3.44%	5.1
Total Debt, net	$3,811,180	$3,671,663	3.63%	4.9

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of September 30, 2018, secured debt encumbered $1.6 billion or 16.0% of UDR’s total real estate owned based upon gross book value ($8.7 billion or 84.0% of UDR’s real estate owned based on gross book value is unencumbered).

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2018

(a) Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from August 2020 through September 2028 and carry interest rates ranging from 3.15% to 4.35%.

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the life of the underlying debt instrument.

During the three months ended September 30, 2018 and 2017, the Company had $0.9 million and $0.7 million, respectively, and during the nine months ended September 30, 2018 and 2017, the Company had $2.4 million and $2.2 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $5.5 million and $8.2 million at September 30, 2018 and December 31, 2017, respectively.

(b) UDR had two secured credit facilities with Fannie Mae with an aggregate commitment of $285.8 million at September 30, 2018. The Fannie Mae credit facilities mature at various dates from October 2019 through July 2020  and bear interest at fixed rates. At September 30, 2018, the  weighted average interest rate was 4.86%.

During the nine months ended September 30, 2018, the Company prepaid $29.0 million of its variable rate secured credit facilities with proceeds from the refinance of a mortgage note payable.

Further information related to these credit facilities is as follows (dollars in thousands):

	September 30,	December 31,
	2018	2017
Borrowings outstanding	$285,836	$314,870
Weighted average borrowings during the period ended	308,417	416,653
Maximum daily borrowings during the period ended	314,869	636,782
Weighted average interest rate during the period ended	4.8%	4.3%
Weighted average interest rate at the end of the period	4.9%	4.7%

(c) The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature in August 2019 and March 2032. Interest on these notes is payable in monthly installments. The variable rate mortgage notes have interest rates ranging from 2.15% to 2.20% as of September 30, 2018.

(d) In September 2018, the Company entered into a $1.1 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million unsecured term loan (the “Term Loan”). The credit agreement for these facilities (the “Credit Agreement”) allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions, including obtaining commitments from one or more lenders. The Revolving Credit Facility has a scheduled maturity date of January 31, 2023, with two six-month extension options, subject to certain conditions. The Term Loan has a scheduled maturity date of September 30, 2023.

The Credit Agreement amended and restated the Company’s prior credit agreement, which provided for: (i) a $1.1 billion revolving credit facility scheduled to mature in January 2020 and (ii) a $350.0 million term loan scheduled to mature in January 2020. The prior credit agreement allowed the total commitments under the revolving credit facility and total borrowings under the term loan to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions.

Based on the Company’s current credit rating, the Revolving Credit Facility has an interest rate equal to LIBOR plus a margin of 82.5 basis points and a facility fee of 15 basis points, and the Term Loan has an interest rate equal to LIBOR plus a margin of 90 basis points. Depending on the Company’s credit rating, the margin under the Revolving Credit Facility ranges from 75 to 145 basis points, the facility fee ranges from 10 to 30 basis points, and the margin under the Term Loan ranges from 80 to 165 basis points.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2018

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

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30,	December 31,
	2018	2017
Total revolving credit facility	$1,100,000	$1,100,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	—	2,274
Maximum daily borrowings during the period ended	—	120,000
Weighted average interest rate during the period ended	—%	1.6%
Interest rate at end of the period	—%	—%

(1)	Excludes $3.3 million and $3.3 million of letters of credit at September 30, 2018 and December 31, 2017, respectively.

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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30,	December 31,
	2018	2017
Total unsecured commercial paper program	$500,000	$500,000
Borrowings outstanding at end of period	415,000	300,000
Weighted average daily borrowings during the period ended	350,907	238,810
Maximum daily borrowings during the period ended	440,000	390,000
Weighted average interest rate during the period ended	2.3%	1.4%
Interest rate at end of the period	2.4%	2.0%

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2018

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30,	December 31,
	2018	2017
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	51,010	21,767
Weighted average daily borrowings during the period ended	29,398	26,993
Maximum daily borrowings during the period ended	64,633	68,207
Weighted average interest rate during the period ended	2.8%	2.0%
Interest rate at end of the period	3.1%	2.5%

(g) The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $200.0 million of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 4.55%.

(h) The Operating Partnership is a guarantor of this debt.

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten calendar years subsequent to September 30, 2018 are as follows (dollars in thousands):

	Total Fixed	Total Variable	Total	Total	Total
Year	Secured Debt	Secured Debt	Secured Debt	Unsecured Debt	Debt
2018	$935	$—	$935	$415,000	$415,935
2019	199,659	67,700	267,359	—	267,359
2020	198,076	—	198,076	300,000	498,076
2021	1,117	—	1,117	51,010	52,127
2022	1,157	—	1,157	400,000	401,157
2023	41,245	—	41,245	350,000	391,245
2024	—	—	—	315,644	315,644
2025	127,600	—	127,600	300,000	427,600
2026	50,000	—	50,000	300,000	350,000
2027	—	—	—	300,000	300,000
Thereafter	80,000	27,000	107,000	300,000	407,000
Subtotal	699,789	94,700	794,489	3,031,654	3,826,143
Non-cash (a)	3,893	(141)	3,752	(18,715)	(14,963)
Total	$703,682	$94,559	$798,241	$3,012,939	$3,811,180

(a)

Includes the unamortized balance of fair market value adjustments, premiums/discounts and deferred financing costs. The Company amortized $1.1 million and $1.1 million, respectively, during the three months ended September 30, 2018 and 2017 and $3.2 million and $3.2 million, respectively, during the nine months ended September 30, 2018 and 2017 of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at September 30, 2018.

On October 26, 2018, the Company issued $300.0 million of 4.40% senior unsecured medium-term notes due January 26, 2029. Interest is payable semi-annually in arrears on January 26 and July 26 of each year, beginning on January 26, 2019. The notes were priced at 99.998% of the principal amount at issuance. The Company will use the net proceeds for the repayment of debt, including $195.8 million of the outstanding balance under the Fannie Mae credit facilities, and for general corporate purposes. The Operating Partnership is a guarantor of this debt.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2018

7. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator for income/(loss) per share:
Income/(loss) from continuing operations	$20,258	$17,570	$61,627	$54,896
Gain/(loss) on sale of real estate owned, net of tax	—	—	70,300	2,132
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(1,616)	(1,415)	(10,819)	(4,607)
Net (income)/loss attributable to noncontrolling interests	(32)	35	(141)	(107)
Net income/(loss) attributable to UDR, Inc.	18,610	16,190	120,967	52,314
Distributions to preferred stockholders — Series E (Convertible)	(971)	(926)	(2,897)	(2,784)
Income/(loss) attributable to common stockholders - basic and diluted	$17,639	$15,264	$118,070	$49,530

Denominator for income/(loss) per share:
Weighted average common shares outstanding	268,034	267,577	267,873	267,492
Non-vested restricted stock awards	(307)	(521)	(344)	(552)
Denominator for basic income/(loss) per share	267,727	267,056	267,529	266,940
Incremental shares issuable from assumed conversion of stock options, unvested LTIP Units and unvested restricted stock	1,134	2,006	1,491	1,911
Denominator for diluted income/(loss) per share	268,861	269,062	269,020	268,851

Income/(loss) per weighted average common share:
Basic	$0.07	$0.06	$0.44	$0.19
Diluted	$0.07	$0.06	$0.44	$0.18

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three and nine months ended September 30, 2018 and 2017, the effect of the conversion of the OP Units, DownREIT Units, LTIP Units and the Company’s Series E preferred stock was not dilutive and therefore not included in the above calculation.

For the three and nine months ended September 30, 2018 and 2017, the Company did not enter into any forward purchase agreements under its continuous equity program.

The following table sets forth the additional shares of common stock outstanding by equity instrument if converted to common stock for each of the three and nine months ended September 30, 2018 and 2017 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
OP/DownREIT Units	24,558	24,822	24,546	24,882
Convertible preferred stock	3,011	3,016	3,011	3,024
Stock options, unvested LTIP Units and unvested restricted stock	1,134	2,006	1,491	1,911

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2018

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

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, December 31, 2017	$948,138
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	62,655
Conversion of OP Units/DownREIT Units to Common Stock	(13,151)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	10,819
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(24,643)
OP Units Issued	4,320
Vesting of Long-Term Incentive Plan Units	4,397
Allocation of other comprehensive income/(loss)	270
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, September 30, 2018	$992,805

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners and unvested LTIP Units in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was less than $(0.1) million and less than $0.1 million during the three months ended September 30, 2018 and 2017,  respectively, and $(0.1) million during each of the nine months ended September 30, 2018 and 2017.

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

September 30, 2018

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

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of September 30, 2018 and December 31, 2017, are summarized as follows (dollars in thousands):

			Fair Value at September 30, 2018, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	September 30,	September 30,	Liabilities	Inputs	Inputs
	2018	2018	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable (a)	$41,009	$43,072	$—	$—	$43,072
Derivatives - Interest rate contracts (b)	8,047	8,047	—	8,047	—
Total assets	$49,056	$51,119	$—	$8,047	$43,072

Secured debt instruments - fixed rate: (c)
Mortgage notes payable	$419,482	$415,100	$—	$—	$415,100
Fannie Mae credit facilities	285,836	288,323	—	—	288,323
Secured debt instruments - variable rate: (c)
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Unsecured debt instruments: (c)
Working capital credit facility	51,010	51,010	—	—	51,010
Commercial paper program	415,000	415,000	—	—	415,000
Unsecured notes	2,561,668	2,509,842	—	—	2,509,842
Total liabilities	$3,827,696	$3,773,975	$—	$—	$3,773,975

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (d)	$992,805	$992,805	$—	$992,805	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2018

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

There were no transfers into or out of any of the levels of the fair value hierarchy during the nine months ended September 30, 2018.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However,

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2018

as of September 30, 2018 and December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At September 30, 2018 and December 31, 2017, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hieracrchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the three and nine months ended September 30, 2018 and 2017.

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

September 30, 2018

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

During the three and nine months ended September 30, 2017, the Company recognized zero and a loss of $0.1 million, respectively, reclassified from Accumulated other comprehensive income/(loss), net to Interest expense due to the de-designation of a cash flow hedge. No amounts were de-designated during the three and nine months ended September 30, 2018.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through September 30, 2019, the Company estimates that an additional $4.0 million will be reclassified as a decrease to Interest expense.

As of September 30, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps (a)	4	$315,000
Interest rate caps	1	$65,197

(a)  In addition to the interest rate swaps summarized above, the Company entered into two additional interest rate swaps during the nine months ended September 30, 2018 with a notional value totaling $150.0 million that were subsequently terminated and settled in conjunction with the October 2018 issuance of $300.0 million of senior unsecured medium-term notes as disclosed in Note 6, Secured and Unsecured Debt, Net.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in no gain or loss for both the three and nine months ended September 30, 2018 and a loss of less than $0.1 million for both the three and nine months ended September 30, 2017.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2018

As of September 30, 2018, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	2	$174,667

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017  (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017
Derivatives designated as hedging instruments:
Interest rate products	$8,047	$5,743	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017  (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2018	2017	2018	2017	2018	2017
Three Months Ended September 30,
Interest rate products	$2,320	$131	$564	$(119)	$—	$—

Nine Months Ended September 30,
Interest rate products	$4,312	$256	$1,162	$(1,192)	$—	$(136)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total amount of Interest expense presented on the Consolidated Statements of Operations	$34,401	$30,095	$95,942	$94,500

	Gain/(Loss) Recognized in
	Interest income and other income/(expense), net
Derivatives Not Designated as Hedging Instruments	2018	2017
Three Months Ended September 30,
Interest rate products	$—	$—

Nine Months Ended September 30,
Interest rate products	$—	$(1)

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2018

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

As of September 30, 2018, the fair value of derivatives was in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements,  of $8.3 million.

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of September 30, 2018 and December 31, 2017 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
September 30, 2018	$8,047	$—	$8,047	$—	$—	$8,047

December 31, 2017	$5,743	$—	$5,743	$—	$—	$5,743

(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

11. STOCK BASED COMPENSATION

The Company recognized stock based compensation expense, inclusive of awards granted to our non-employee directors, net of capitalization, of $3.6 million and $3.3 million during the three months ended September 30, 2018 and 2017, respectively, and $10.7 million and $10.1 million during the nine months ended September 30, 2018 and 2017, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2018

12. COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Under Development

The following summarizes the Company’s real estate commitments at September 30, 2018  (dollars in thousands):

		Costs				Average
	Number	Incurred		Expected Costs		Ownership
	Properties	to Date (a)		to Complete		Stake
Wholly-owned — under development	2	$701,113	(b)	$14,387		100%
Joint ventures:
Unconsolidated joint ventures	2	184,209		2,668	(c)	50%
Preferred equity investments	8	146,246	(d)	65,170	(e)	49%	(f)
Other investments	1	44,750		8,809	(g)	—%
Total		$1,076,318		$91,034

(a)	Represents 100% of project costs incurred as of September 30, 2018 other than for preferred equity investments.
(b)	Costs incurred as of September 30, 2018 include $12.9 million of accrued fixed assets for development.
(c)	Represents UDR’s proportionate share of expected remaining costs to complete the developments.
(d)

Represents UDR’s investment in the West Coast Development Joint Ventures, 1532 Harrison, 1200 Broadway, Junction, 1300 Fairmount and Essex for the properties under development as of September 30, 2018.

(e)	Represents UDR’s remaining commitment for 1532 Harrison, 1200 Broadway, Junction, 1300 Fairmount and Essex.
(f)

Represents UDR’s average ownership stake in the West Coast Development Joint Ventures only and does not include UDR’s preferred equity interest in 1532 Harrison, 1200 Broadway, Junction, 1300 Fairmount and Essex.

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

During the nine months ended September 30, 2018, the Company entered into a contract to purchase a $13.2 million development land parcel located in Denver, Colorado. The Company made a $1.0 million deposit on the purchase which, as of September 30, 2018, is generally non-refundable other than due to a failure of closing conditions pursuant to the terms of the agreement. The acquisition is expected to close in the fourth quarter of 2018, subject to customary closing conditions.

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

September 30, 2018

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

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•

Same-Store Communities represent those communities acquired, developed, and stabilized prior to July 1, 2017 (for quarter-to-date comparison) or January 1, 2017 (for year-to-date comparison) and held as of September 30, 2018. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and nine months ended September 30, 2018 and 2017.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2018

The following table details rental income and NOI for UDR’s reportable segments for the three and nine months ended September 30, 2018 and 2017, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, (a)		September 30, (b)
	2018	2017	2018	2017
Reportable apartment home segment rental income
Same-Store Communities
West Region	$102,615	$98,264	$298,456	$286,040
Mid-Atlantic Region	55,323	53,539	164,811	160,399
Northeast Region	38,822	38,162	114,974	113,814
Southeast Region	30,984	29,297	91,472	87,103
Southwest Region	12,902	12,620	32,696	32,181
Non-Mature Communities/Other	22,610	16,382	67,964	54,656
Total segment and consolidated rental income	$263,256	$248,264	$770,373	$734,193

Reportable apartment home segment NOI
Same-Store Communities
West Region	$77,321	$72,962	$225,240	$213,375
Mid-Atlantic Region	38,220	37,107	114,465	112,232
Northeast Region	25,941	26,100	79,123	80,151
Southeast Region	21,597	20,712	63,806	60,432
Southwest Region	7,640	7,416	19,636	19,722
Non-Mature Communities/Other	14,095	10,424	42,433	34,915
Total segment and consolidated NOI	184,814	174,721	544,703	520,827
Reconciling items:
Joint venture management and other fees	2,888	2,827	8,819	8,718
Property management	(7,240)	(6,827)	(21,185)	(20,190)
Other operating expenses	(3,314)	(1,950)	(8,148)	(6,010)
Real estate depreciation and amortization	(107,881)	(107,171)	(322,537)	(320,653)
General and administrative	(11,896)	(12,467)	(36,028)	(36,976)
Casualty-related (charges)/recoveries, net	(678)	(2,056)	(2,364)	(3,749)
Other depreciation and amortization	(1,682)	(1,585)	(5,057)	(4,760)
Income/(loss) from unconsolidated entities	(1,382)	1,819	(5,091)	11,591
Interest expense	(34,401)	(30,095)	(95,942)	(94,500)
Interest income and other income/(expense), net	1,188	481	5,075	1,423
Tax (provision)/benefit, net	(158)	(127)	(618)	(825)
Gain/(loss) on sale of real estate owned, net of tax	—	—	70,300	2,132
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(1,616)	(1,415)	(10,819)	(4,607)
Net (income)/loss attributable to noncontrolling interests	(32)	35	(141)	(107)
Net income/(loss) attributable to UDR, Inc.	$18,610	$16,190	$120,967	$52,314

(a)	Same-Store Community population consisted of 38,307 apartment homes.
(b)	Same-Store Community population consisted of 37,673 apartment homes.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2018

The following table details the assets of UDR’s reportable segments as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30,	December 31,
	2018	2017
Reportable apartment home segment assets:
Same-Store Communities:
West Region	$3,752,322	$3,727,230
Mid-Atlantic Region	2,308,495	2,290,241
Northeast Region	1,871,387	1,865,762
Southeast Region	774,090	762,102
Southwest Region	368,729	364,607
Non-Mature Communities/Other	1,252,641	1,167,264
Total segment assets	10,327,664	10,177,206
Accumulated depreciation	(3,626,327)	(3,330,166)
Total segment assets — net book value	6,701,337	6,847,040
Reconciling items:
Cash and cash equivalents	1,084	2,038
Restricted cash	26,996	19,792
Notes receivable, net	41,009	19,469
Investment in and advances to unconsolidated joint ventures, net	767,376	720,830
Other assets	140,982	124,104
Total consolidated assets	$7,678,784	$7,733,273

Capital expenditures related to our Same-Store Communities totaled $24.2 million and $24.6 million for the three months ended September 30, 2018 and 2017, respectively, and $59.2 million and $63.2 million for the nine months ended September 30, 2018 and 2017, respectively. Capital expenditures related to our Non-Mature Communities/Other totaled $1.8 million and $1.2 million for the three months ended September 30, 2018 and 2017, respectively, and $3.8 million and $3.7 million for the nine months ended September 30, 2018 and 2017, respectively.

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

UNITED DOMINION REALTY, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit data)

	September 30,	December 31,
	2018	2017
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$3,800,526	$3,816,956
Less: accumulated depreciation	(1,623,707)	(1,543,652)
Real estate held for investment, net	2,176,819	2,273,304
Real estate held for disposition (net of accumulated depreciation of $3,804 and $0, respectively)	3,788	—
Total real estate owned, net of accumulated depreciation	2,180,607	2,273,304
Cash and cash equivalents	83	293
Restricted cash	13,515	12,579
Investment in unconsolidated entities	53,772	76,907
Other assets	34,005	32,490
Total assets	$2,281,982	$2,395,573
LIABILITIES AND CAPITAL
Liabilities:
Secured debt, net	$159,966	$159,845
Notes payable due to the General Partner	273,334	273,334
Real estate taxes payable	11,422	2,683
Accrued interest payable	614	629
Security deposits and prepaid rent	13,639	13,949
Distributions payable	59,461	57,025
Accounts payable, accrued expenses, and other liabilities	12,101	12,978
Total liabilities	530,537	520,443

Commitments and contingencies (Note 10)

Capital:
Partners’ capital:
General partner:
110,883 OP Units outstanding at September 30, 2018 and December 31, 2017	934	955
Limited partners:
183,525,660 and 183,240,041 OP Units outstanding at September 30, 2018 and December 31, 2017, respectively	1,441,843	1,463,340
Total partners’ capital	1,442,777	1,464,295
Advances (to)/from the General Partner	294,454	397,899
Noncontrolling interests	14,214	12,936
Total capital	1,751,445	1,875,130
Total liabilities and capital	$2,281,982	$2,395,573

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUES:
Rental income	$109,539	$105,253	$323,397	$311,946

OPERATING EXPENSES:
Property operating and maintenance	17,412	17,196	50,535	50,039
Real estate taxes and insurance	11,979	11,496	34,890	33,269
Property management	3,012	2,894	8,893	8,578
Other operating expenses	2,347	1,572	6,098	5,248
Real estate depreciation and amortization	35,043	37,057	108,906	113,167
General and administrative	4,143	4,134	12,997	13,760
Casualty-related charges/(recoveries), net	(10)	(43)	906	1,701
Total operating expenses	73,926	74,306	223,225	225,762

Operating income	35,613	30,947	100,172	86,184

Income/(loss) from unconsolidated entities	(2,378)	(4,782)	(10,102)	(14,556)
Interest expense	(2,047)	(2,002)	(6,050)	(16,159)
Interest expense on note payable due to the General Partner	(3,053)	(3,053)	(9,159)	(9,159)
Income/(loss) from continuing operations	28,135	21,110	74,861	46,310
Gain/(loss) on sale of real estate owned	—	—	70,300	—
Net income/(loss)	28,135	21,110	145,161	46,310
Net (income)/loss attributable to noncontrolling interests	(440)	(374)	(1,278)	(1,067)
Net income/(loss) attributable to OP unitholders	$27,695	$20,736	$143,883	$45,243

Net income/(loss) per weighted average OP Unit - basic and diluted	$0.15	$0.11	$0.78	$0.25

Weighted average OP Units outstanding - basic and diluted	183,637	183,351	183,599	183,342

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income/(loss)	$28,135	$21,110	$145,161	$46,310
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	—	—	—	106
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	—	—	—	106
Comprehensive income/(loss)	28,135	21,110	145,161	46,416
Comprehensive (income)/loss attributable to noncontrolling interests	(440)	(374)	(1,278)	(1,067)
Comprehensive income/(loss) attributable to OP unitholders	$27,695	$20,736	$143,883	$45,349

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL

(In thousands)

(Unaudited)

		Limited				Advances
	Class A	Partners	UDR, Inc		Total	(to)/from
	Limited	and LTIP	Limited	General	Partners’	General	Noncontrolling
	Partner	Units	Partner	Partner	Capital	Partner	Interests	Total
Balance at December 31, 2017	$67,474	$283,568	$1,112,298	$955	$1,464,295	$397,899	$12,936	$1,875,130
Net income/(loss)	1,387	6,195	136,214	87	143,883	—	1,278	145,161
Distributions	(1,746)	(8,035)	(168,476)	(108)	(178,365)	—	—	(178,365)
OP Unit redemptions for common shares of UDR	—	(416)	416	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	3,705	14,455	(18,160)	—	—	—	—	—
Long-Term Incentive Plan Unit grants	—	12,964	—	—	12,964	—	—	12,964
Net change in advances (to)/from the General Partner	—	—	—	—	—	(103,445)	—	(103,445)
Balance at September 30, 2018	$70,820	$308,731	$1,062,292	$934	$1,442,777	$294,454	$14,214	$1,751,445

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income/(loss)	$145,161	$46,310
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	108,906	113,167
(Gain)/loss on sale of real estate owned	(70,300)	—
(Income)/loss from unconsolidated entities	10,102	14,556
Other	850	7,120
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(2,968)	(1,084)
Increase/(decrease) in operating liabilities	4,747	3,363
Net cash provided by/(used in) operating activities	196,498	183,432

Investing Activities
Proceeds from sales of real estate investments, net	89,433	—
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(31,828)	(42,750)
Distributions received from unconsolidated entities	13,033	12,528
Net cash provided by/(used in) investing activities	70,638	(30,222)

Financing Activities
Advances (to)/from the General Partner, net	(256,972)	135,155
Payments on secured debt	—	(275,345)
Distributions paid to partnership unitholders	(9,438)	(8,627)
Other	—	(4,013)
Net cash provided by/(used in) financing activities	(266,410)	(152,830)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	726	380
Cash, cash equivalents, and restricted cash, beginning of year	12,872	12,450
Cash, cash equivalents, and restricted cash, end of period	$13,598	$12,830

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$10,980	$20,983
Non-cash transactions:
Development costs and capital expenditures incurred but not yet paid	3,472	4,027
LTIP Unit grants	12,964	6,127
Distributions declared but not yet paid	59,461	57,028

The following reconciles cash, cash equivalents, and restricted cash to the total of the same amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year
Cash and cash equivalents	$293	$756
Restricted cash	12,579	11,694
Total cash, cash equivalents, and restricted cash as shown above	$12,872	$12,450
Cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$83	$222
Restricted cash	13,515	12,608
Total cash, cash equivalents, and restricted cash as shown above	$13,598	$12,830

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

1. CONSOLIDATION AND BASIS OF PRESENTATION

Basis of Presentation

United Dominion Realty, L.P. (“UDR, L.P.,” the “Operating Partnership,” “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During each of the three and nine months ended September 30, 2018 and 2017, rental revenues of the Operating Partnership represented 42% of the General Partner’s consolidated rental revenues. As of September 30, 2018, the Operating Partnership’s apartment portfolio consisted of 52 communities located in 15 markets consisting of 16,434 apartment homes.

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

As of September 30, 2018, there were 183,636,543 OP Units outstanding, of which 174,248,699, or 94.9%, were owned by UDR and affiliated entities and 9,387,844, or 5.1%, were owned by non-affiliated limited partners. There were 183,350,924 OP Units outstanding as of December 31, 2017, of which 174,237,688, or 95.0%, were owned by UDR and affiliated entities and 9,113,236, or 5.0%, were owned by non-affiliated limited partners. See Note 9, Capital Structure.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of September 30, 2018, and results of operations for the three and nine months ended September 30, 2018 and 2017, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2017 included in the Annual Report on Form 10‑K filed by UDR and the Operating Partnership with the SEC on February 20, 2018.

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

The Operating Partnership evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted  other than those noted in Note 5, Debt, Net.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

September 30, 2018

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

As a result of the adoption of ASU 2016-18, for the nine months ended September 30, 2017, the following line items in the following amounts were reclassified on the Consolidated Statements of Cash Flows (in thousands):

Nine months ended
September 30, 2017
(Increase)/decrease in operating assets	$846
Net cash provided by /(used in) operating activities	$846

Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	$68
Net cash provided by /(used in) investing activities	$68

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$914

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods, but eliminates current real estate-specific provisions and changes the treatment

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

September 30, 2018

of initial direct costs. The standard will be effective for the Operating Partnership on January 1, 2019; however, early adoption of the standard is permitted.

While the Operating Partnership is currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures, we expect to adopt the guidance on its effective date. The Operating Partnership intends to elect the following package of practical expedients provided by the standard which includes: (i) an entity need not reassess whether any expired or existing contract is a lease or contains a lease, (ii) an entity need not reassess the lease classification of any expired or existing leases, and (iii) an entity need not reassess initial direct costs for any existing leases. The Operating Partnership anticipates recognizing right-of-use assets and related lease liabilities on our consolidated balance sheets upon adoption equal to the present value of the remaining minimum lease payments related to ground leases for communities where we are the lessee. The Operating Partnership plans to continue recognizing lease expense for these leases in a manner similar to current accounting upon adoption of the standard based on our election of the package of practical expedients. However, in the event we modify existing ground leases and/or enter into new ground leases subsequent to the adoption of the standard, such leases would likely be classified as finance leases under the standard and require expense recognition based on the effective interest method. Under the standard, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, we will be required to expense internal leasing costs as incurred.

In July 2018, the FASB issued ASU No. 2018-11, Leases – Targeted Improvements, which provides entities with relief from the costs of implementing certain aspects of ASU No. 2016-02, Leases. The ASU provides a practical expedient which allows lessors to not separate lease and non-lease components in a contract and allocate the consideration in the contract to the separate components if both (i) the timing and pattern of revenue recognition for the non-lease component and the related lease component are the same and (ii) the combined single lease component would be classified as an operating lease. The Operating Partnership intends to elect the practical expedient to account for lease and non-lease components as a single component in lease contracts where we are the lessor. The ASU also provides a transition option that permits entities to not recast the comparative periods presented when transitioning to the standard. The Operating Partnership also intends to elect the transition option.

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

September 30, 2018

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

The following is a description of the principal streams from which the Operating Partnership generates its revenue:

Lease Revenue

Lease revenue related to leases is recognized on an accrual basis when due from residents or tenants in accordance with ASC 840, Leases. Rental payments are generally due on a monthly basis and recognized on a straight-line basis over the reasonably assured lease term. In addition, in circumstances where a lease incentive is provided to tenants, the incentive is recognized as a reduction of lease revenue on a straight-line basis over the reasonably assured lease term.

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

September 30, 2018

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

Disaggregation of Revenue

Rental income, as disclosed on the Consolidated Statements of Operations, is disaggregated by principal revenue stream and by reportable segment in the following tables (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, (a)		September 30, (b)
	2018	2017	2018	2017
Lease Revenue (c)
Same-Store Communities
West Region	$57,629	$54,855	$169,638	$161,828
Mid-Atlantic Region	14,065	13,615	41,944	41,008
Northeast Region	13,048	13,020	38,774	38,671
Southeast Region	11,834	11,057	34,479	32,893
Non-Mature Communities/Other	4,487	4,467	12,772	12,752
Total segment and consolidated lease revenue	$101,063	$97,014	$297,607	$287,152

Reimbursements Revenue
Same-Store Communities
West Region	$2,940	$2,732	$8,763	$8,248
Mid-Atlantic Region	580	572	1,869	1,806
Northeast Region	422	483	1,200	1,451
Southeast Region	770	728	2,302	2,218
Non-Mature Communities/Other	539	480	1,626	1,431
Total segment and consolidated reimbursements revenue	$5,251	$4,995	$15,760	$15,154

Other Revenue
Same-Store Communities
West Region	$1,751	$1,796	$5,484	$5,302
Mid-Atlantic Region	440	470	1,359	1,389
Northeast Region	301	243	806	728
Southeast Region	658	663	2,100	2,060
Non-Mature Communities/Other	75	72	281	161
Total segment and consolidated other revenue	$3,225	$3,244	$10,030	$9,640

Total Revenue
Same-Store Communities
West Region	$62,320	$59,383	$183,885	$175,378
Mid-Atlantic Region	15,085	14,657	45,172	44,203
Northeast Region	13,771	13,746	40,780	40,850
Southeast Region	13,262	12,448	38,881	37,171
Non-Mature Communities/Other	5,101	5,019	14,679	14,344
Total segment and consolidated total revenue	$109,539	$105,253	$323,397	$311,946

(a)	Same-Store Community population consisted of 16,216 apartment homes.
(b)	Same-Store Community population consisted of 16,216 apartment homes.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

September 30, 2018
(c)	Lease Revenue is subject to recognition under ASC 840, Leases.

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to unitholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and nine months ended September 30, 2018 and 2017, the Operating Partnership’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges and (gain)/loss reclassified from other comprehensive income/(loss) into earnings. The (gain)/loss reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 8, Derivatives and Hedging Activity, for further discussion.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

September 30, 2018

3. REAL ESTATE OWNED

Real estate assets owned by the Operating Partnership consist of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. At September 30, 2018, the Operating Partnership owned and consolidated 52 communities in nine states plus the District of Columbia totaling 16,434 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30,	December 31,
	2018	2017
Land	$711,256	$719,410
Depreciable property — held and used:
Land improvements	90,506	89,331
Buildings, improvements, and furniture, fixtures and equipment	2,998,764	3,008,215
Real estate held for disposition:
Land and land improvements	1,380	—
Building, improvements, and furniture, fixtures and equipment	6,212	—
Real estate owned	3,808,118	3,816,956
Accumulated depreciation	(1,627,511)	(1,543,652)
Real estate owned, net	$2,180,607	$2,273,304

Acquisitions

The Operating Partnership did not have any acquisitions of real estate during the nine months ended September 30, 2018.

Dispositions

During the nine months ended September 30, 2018, the Operating Partnership sold an operating community in Orange County, California with a total of 264 apartment homes for gross proceeds of $90.5 million, resulting in a gain of $70.3 million. The proceeds were designated for a tax-deferred Section 1031 exchange that were used to pay a portion of the purchase price for an acquisition in October 2017.

In September 2018, the Operating Partnership entered into an agreement to sell a commercial office building located in Fairfax, Virginia for a sales price of approximately $9.3 million. The commercial office building was classified as held for disposition as of September 30, 2018 and the sale is expected to close in the fourth quarter of 2018.

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Operating Partnership capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, were zero and less than $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and less than $0.1 million and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively. During each of the three and nine months ended September 30, 2018 and 2017,  total interest capitalized was less than $0.1 million. As each home in a capital project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

In connection with the acquisition of certain properties, the Operating Partnership agreed to pay certain of the tax liabilities of certain contributors if the Operating Partnership sells one or more of the properties contributed in a

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

September 30, 2018

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

As of September 30, 2018, the DownREIT Partnership owned 13 communities with 6,261 apartment homes. The Operating Partnership’s investment in the DownREIT Partnership was $53.8 million and $76.9 million as of September 30, 2018 and December 31, 2017, respectively.

In September 2018, the DownREIT Partnership entered into an agreement to sell an operating community in Fairfax, Virginia with a total of 604 apartment homes for a sales price of approximately $150.7 million. The sale is expected to close in the fourth quarter of 2018.

Combined summary balance sheets relating to all of the DownREIT Partnership (not just our proportionate share) are presented below as of September 30, 2018 and December 31, 2017  (dollars in thousands):

	September 30,	December 31,
	2018	2017
Total real estate, net	$1,306,468	$1,359,170
Cash and cash equivalents	41	39
Note receivable from the General Partner	126,500	126,500
Other assets	5,428	4,937
Total assets	$1,438,437	$1,490,646

Secured debt, net	$432,659	$437,510
Other liabilities	26,300	27,574
Total liabilities	458,959	465,084
Total capital	979,478	1,025,562
Total liabilities and capital	$1,438,437	$1,490,646

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

September 30, 2018

Combined summary financial information relating to all of the DownREIT Partnership (not just our proportionate share) is presented below for the three and nine months ended September 30, 2018 and 2017  (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Rental income	$35,069	$33,883	$103,842	$100,809
Property operating expenses	(14,303)	(13,974)	(43,180)	(41,589)
Real estate depreciation and amortization	(22,097)	(21,135)	(65,704)	(62,651)
Operating income/(loss)	(1,331)	(1,226)	(5,042)	(3,431)
Interest expense	(3,343)	(3,657)	(10,553)	(10,830)
Interest income on note receivable from the General Partner	1,196	1,192	3,587	3,525
Net income/(loss)	$(3,478)	$(3,691)	$(12,008)	$(10,736)

5. DEBT, NET

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of September 30, 2018 and December 31, 2017  (dollars in thousands):

	Principal Outstanding		As of September 30, 2018
				Weighted
			Weighted	Average
	September 30,	December 31,	Average	Years to	Communities
	2018	2017	Interest Rate	Maturity	Encumbered
Fixed Rate Debt
Fannie Mae credit facilities	$133,205	$133,205	5.28%	1.1	4
Deferred financing costs	(166)	(282)
Total fixed rate secured debt, net	133,039	132,923	5.28%	1.1	4
Variable Rate Debt
Tax-exempt secured note payable	27,000	27,000	2.20%	13.5	1
Deferred financing costs	(73)	(78)
Total variable rate secured debt, net	26,927	26,922	2.20%	13.5	1
Total Secured Debt, Net	$159,966	$159,845	4.87%	3.2	5

As of September 30, 2018, an aggregate commitment of $133.2 million of the General Partner’s secured credit facilities with Fannie Mae was owed by the Operating Partnership based on the ownership of the assets securing the debt. The entire commitment was outstanding at September 30, 2018. The portions of the Fannie Mae credit facilities owed by the Operating Partnership mature at various dates from October 2019 through December 2019 and bear interest at fixed rates. At September 30, 2018, the  weighted average interest rate was 5.28%.

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

September 30, 2018

the fair value and par to interest expense over the life of the underlying debt instrument. The Operating Partnership did not have any unamortized fair value adjustments associated with the fixed rate debt instruments on the Operating Partnership’s properties.

Fixed Rate Debt

At September 30, 2018, the General Partner had borrowings against its fixed rate facilities of $285.8 million, of which $133.2 million was owed by the Operating Partnership based on the ownership of the assets securing the debt. As of September 30, 2018, the funds borrowed under the fixed rate Fannie Mae credit facilities owed by the Operating Partnership had a weighted average fixed interest rate of 5.28%.

Variable Rate Debt

Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures March 2032. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 2.20% as of September 30, 2018.

The aggregate maturities of the Operating Partnership’s secured debt due during each of the next ten calendar years subsequent to September 30, 2018 are as follows (dollars in thousands):

	Fixed	Variable
Tax-Exempt
	Secured Credit	Secured Notes
Year	Facilities	Payable	Total
2018	$—	$—	$—
2019	133,205	—	133,205
2020	—	—	—
2021	—	—	—
2022	—	—	—
2023	—	—	—
2024	—	—	—
2025	—	—	—
2026	—	—	—
2027	—	—	—
Thereafter	—	27,000	27,000
Subtotal	133,205	27,000	160,205
Non-cash (a)	(166)	(73)	(239)
Total	$133,039	$26,927	$159,966

(a)

Includes the unamortized balance of fair market value adjustments, premiums/discounts, and deferred financing costs. For the three months ended September 30, 2018 and 2017, the Operating Partnership amortized less than $0.1 million and less than $0.1 million, respectively, and $0.1 million and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively, of deferred financing costs into Interest expense.

Guarantor on Unsecured Debt

The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, an unsecured commercial paper program with an aggregate borrowing capacity of $500 million, $300 million of medium-term notes due October 2020, $400 million of medium-term notes due January 2022, a  $350 million term loan due September 2023, $300 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025, $300 million of medium-term notes due September 2026, $300 million of medium-term notes due July 2027, and $300 million of medium-term notes due January 2028. As of September 30, 2018 and December 31, 2017, the General Partner did not have an outstanding balance under the unsecured revolving credit facility and had $415 million and $300 million, respectively, outstanding under its unsecured commercial paper program.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

September 30, 2018

On October 26, 2018, the General Partner issued $300.0 million of 4.40% senior unsecured medium-term notes due January 26, 2029. The General Partner will use the net proceeds for the repayment of debt, including all of the Fannie Mae credit facilities allocated to the Operating Partnership, and for general corporate purposes. The Operating Partnership is a guarantor of this debt.

6. RELATED PARTY TRANSACTIONS

Advances (To)/From the General Partner

The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had net Advances (to)/from the General Partner of $294.5 million and $397.9 million at September 30, 2018 and December 31, 2017, respectively, which are reflected as increases/(decreases) of capital on the Consolidated Balance Sheets.

Allocation of General and Administrative Expenses

The General Partner shares various general and administrative costs, employees and other overhead costs with the Operating Partnership including legal assistance, acquisitions analysis, marketing, human resources, IT, accounting, rent, supplies and advertising, and allocates these costs to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on the reasonably anticipated benefits to the parties. The general and administrative expenses allocated to the Operating Partnership by UDR were $3.3 million and $2.7 million during the three months ended September 30, 2018 and 2017, respectively, and $10.5 million and $10.8 million during the nine months ended September 30, 2018 and 2017, respectively, and are included in General and administrative on the Consolidated Statements of Operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.

During the three months ended September 30, 2018 and 2017, the Operating Partnership reimbursed the General Partner $3.8 million and $4.4 million, respectively, and during the nine months ended September 30, 2018 and 2017, the Operating Partnership reimbursed the General Partner $11.4 million and $11.5 million, respectively, for shared services related to corporate level property management costs incurred by the General Partner. These shared cost reimbursements and related party management fees are initially recorded within the line item General and administrative on the Consolidated Statements of Operations, and a portion related to management costs is reclassified to Property management on the Consolidated Statements of Operations. (See further discussion below.)

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

Notes Payable to the General Partner

As of both September 30, 2018 and December 31, 2017, the Operating Partnership had $273.3 million of unsecured notes payable to the General Partner at annual interest rates between 4.12% and 5.34%. Certain limited partners of the Operating Partnership have provided guarantees or reimbursement agreements related to these notes payable. The guarantees were provided by the limited partners in conjunction with their contribution of properties to the Operating Partnership. The notes mature on August 31, 2021,  December 31, 2023 and April 1, 2026, and interest payments are made monthly. The Operating Partnership recognized interest expense on the notes payable of $3.1 million during both the three months ended September 30, 2018 and 2017 and $9.2 million during both the nine months ended September 30, 2018 and 2017.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

September 30, 2018

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

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of September 30, 2018 and December 31, 2017 are summarized as follows (dollars in thousands):

			Fair Value at September 30, 2018, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	September 30,	September 30,	Liabilities	Inputs	Inputs
	2018	2018	(Level 1)	(Level 2)	(Level 3)
Description:
Secured debt instruments - fixed rate: (a)
Fannie Mae credit facilities	$133,205	$135,030	$—	$—	$135,030
Secured debt instruments - variable rate: (a)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Total liabilities	$160,205	$162,030	$—	$—	$162,030

			Fair Value at December 31, 2017, Using
			Quoted
	Total		Prices in
	Carrying		Active
	Amount in		Markets
	Statement of		for Identical	Significant
	Financial	Fair Value	Assets	Other	Significant
	Position at	Estimate at	or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2017	2017	(Level 1)	(Level 2)	(Level 3)
Description:
Secured debt instruments - fixed rate: (a)
Fannie Mae credit facilities	$133,205	$137,150	$—	$—	$137,150
Secured debt instruments - variable rate: (a)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Total liabilities	$160,205	$164,150	$—	$—	$164,150

(a)	See Note 5, Debt, Net.

There were no transfers into or out of each of the levels of the fair value hierarchy during the nine months ended September 30, 2018.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

September 30, 2018

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

Although the General Partner, on behalf of the Operating Partnership, has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2018 and December 31, 2017, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Financial Instruments Not Carried at Fair Value

As of September 30, 2018, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes debt instruments, are classified in Level 3 of the fair value hieracrchy due to the significant unobservable inputs that are utilized in their respective valuations.

The Operating Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Cash flow estimates are based upon historical results adjusted to reflect management’s best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. The General Partner’s estimates of fair value represent management’s estimates based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Operating Partnership did not incur any other-than-temporary impairments in the value of its investments in unconsolidated entities during the three and nine months ended September 30, 2018 and 2017.

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

September 30, 2018

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of and during the three and nine months ended September 30, 2018, no derivatives designated as cash flow hedges were held by the Operating Partnership.

During both the three and nine months ended September 30, 2017, the Operating Partnership recognized zero and a loss of less than $0.1 million reclassified from Accumulated other comprehensive income/(loss), net to Interest expense due to the de-designation of a cash flow hedge. No amounts were de-designated during the three and nine months ended September 30, 2018.

Amounts reported in Accumulated other comprehensive income/(loss), net related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is owed by the Operating Partnership. As of September 30, 2018, no derivatives designated as cash flow hedges were held by the Operating Partnership and, as a result, no amounts will be reclassified as an increase to interest expense through September 30, 2019.

Derivatives not designated as hedges are not speculative and are used to manage the Operating Partnership’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in no gain or loss for both the three and nine months ended September 30, 2018 and a loss of less than $0.1 million for both the three and nine months ended September 30, 2017.

As of September 30, 2018, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	1	$19,880

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

As of September 30, 2018 and December 31, 2017, the fair value of the Operating Partnership’s derivative financial instruments was zero.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

September 30, 2018

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017  (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2018	2017	2018	2017	2018	2017
Three Months Ended September 30,
Interest rate products	$—	$—	$—	$—	$—	$—
Nine Months Ended September 30,
Interest rate products	$—	$—	$—	$—	$—	$(106)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total amount of Interest expense presented on the Consolidated Statements of Operations	$2,047	$2,002	$6,050	$16,159

	Gain/(Loss) Recognized in
	Interest income and other
	income/(expense), net
Derivatives Not Designated as Hedging Instruments	2018	2017
Three Months Ended September 30,
Interest rate products	$—	$—
Nine Months Ended September 30,
Interest rate products	$—	$(1)

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

9. CAPITAL STRUCTURE

General Partnership Units

The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP Units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Limited Partnership Units. There were 110,883 General Partnership units outstanding at September 30, 2018 and December 31, 2017, all of which were held by UDR.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

September 30, 2018

Limited Partnership Units

As of September 30, 2018 and December 31, 2017, there were 183,525,660 and 183,240,041, respectively, of limited partnership units outstanding, of which 1,873,332 were Class A Limited Partnership Units for both periods. UDR owned 174,137,816, or 94.9%, and 174,126,805, or 95.0%, of OP Units outstanding at September 30, 2018 and December 31, 2017, respectively, of which 121,661 were Class A Limited Partnership Units for both periods. The remaining 9,387,844, or 5.1%, and 9,113,236, or 5.0%, of OP Units outstanding were held by non-affiliated partners at September 30, 2018 and December 31, 2017, respectively, of which 1,751,671 were Class A Limited Partnership Units for both periods.

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

The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $379.6 million and $351.0 million as of September 30, 2018 and December 31, 2017, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.

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

The following table shows OP Units outstanding and OP Unit activity as of and for the nine months ended September 30, 2018:

			UDR, Inc.
	Class A			Class A
	Limited	Limited	Limited	Limited	General
	Partners	Partners	Partner	Partner	Partner	Total
Ending balance at December 31, 2017	1,751,671	7,361,565	174,005,144	121,661	110,883	183,350,924
Vesting of LTIP Units	—	285,619	—	—	—	285,619
OP redemptions for UDR stock	—	(11,011)	11,011	—	—	—
Ending balance at September 30, 2018	1,751,671	7,636,173	174,016,155	121,661	110,883	183,636,543

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

September 30, 2018

Two classes of LTIP Units are granted, Class 1 LTIP Units and Class 2 LTIP Units. Class 1 LTIP Units are granted to certain employees and non-employee directors and vest over a period of up to four years. Class 2 LTIP Units are granted to certain employees and vest over a period from one to three years subject to certain performance and market conditions being achieved. Vested LTIP Units may be converted into OP Units provided that such LTIP Units have been outstanding for at least two years from the date of grant.

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

The Operating Partnership’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•

Same-Store Communities represent those communities acquired, developed, and stabilized prior to July 1, 2017 (for the quarter-to-date comparison) or January 1, 2017 (for the year-to-date comparison) and held as of September 30, 2018. A comparison of operating results from the prior year is meaningful as these

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

September 30, 2018

communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the three and nine months ended September 30, 2018 and 2017.

The following table details rental income and NOI for the Operating Partnership’s reportable segments for the three and nine months ended September 30, 2018 and 2017, and reconciles NOI to Net income/(loss) attributable to OP unitholders on the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, (a)		September 30, (b)
	2018	2017	2018	2017
Reportable apartment home segment rental income
Same-Store Communities
West Region	$62,320	$59,383	$183,885	$175,378
Mid-Atlantic Region	15,085	14,657	45,172	44,203
Northeast Region	13,771	13,746	40,780	40,850
Southeast Region	13,262	12,448	38,881	37,171
Non-Mature Communities/Other	5,101	5,019	14,679	14,344
Total segment and consolidated rental income	$109,539	$105,253	$323,397	$311,946
Reportable apartment home segment NOI
Same-Store Communities
West Region	$47,692	$44,605	$140,603	$132,368
Mid-Atlantic Region	10,178	9,843	30,953	30,073
Northeast Region	9,471	9,884	29,373	30,488
Southeast Region	9,336	8,844	26,979	25,671
Non-Mature Communities/Other	3,471	3,385	10,064	10,038
Total segment and consolidated NOI	80,148	76,561	237,972	228,638
Reconciling items:
Property management	(3,012)	(2,894)	(8,893)	(8,578)
Other operating expenses	(2,347)	(1,572)	(6,098)	(5,248)
Real estate depreciation and amortization	(35,043)	(37,057)	(108,906)	(113,167)
General and administrative	(4,143)	(4,134)	(12,997)	(13,760)
Casualty-related (charges)/recoveries, net	10	43	(906)	(1,701)
Income/(loss) from unconsolidated entities	(2,378)	(4,782)	(10,102)	(14,556)
Interest expense	(5,100)	(5,055)	(15,209)	(25,318)
Gain/(loss) on sale of real estate owned	—	—	70,300	—
Net (income)/loss attributable to noncontrolling interests	(440)	(374)	(1,278)	(1,067)
Net income/(loss) attributable to OP unitholders	$27,695	$20,736	$143,883	$45,243

(a)	Same-Store Community population consisted of 16,216 apartment homes.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

September 30, 2018

(b)	Same-Store Community population consisted of 16,216 apartment homes.

The following table details the assets of the Operating Partnership’s reportable segments as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30,	December 31,
	2018	2017
Reportable apartment home segment assets
Same-Store Communities
West Region	$1,973,796	$1,955,962
Mid-Atlantic Region	660,775	655,850
Northeast Region	680,227	677,767
Southeast Region	338,964	334,811
Non-Mature Communities/Other	154,356	192,566
Total segment assets	3,808,118	3,816,956
Accumulated depreciation	(1,627,511)	(1,543,652)
Total segment assets - net book value	2,180,607	2,273,304
Reconciling items:
Cash and cash equivalents	83	293
Restricted cash	13,515	12,579
Investment in unconsolidated entities	53,772	76,907
Other assets	34,005	32,490
Total consolidated assets	$2,281,982	$2,395,573

Capital expenditures related to the Operating Partnership’s Same-Store Communities totaled $11.1 million and $10.9 million for the three months ended September 30, 2018 and 2017, respectively, and $28.4 million and $30.8 million for the nine months ended September 30, 2018 and 2017, respectively. Capital expenditures related to the Operating Partnership’s Non-Mature Communities/Other totaled $0.4 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively, and $0.6 million and $1.2 million for the nine months ended September 30, 2018 and 2017, respectively.

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

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the three and nine months ended September 30, 2018 and 2017, of each of UDR, Inc. and United Domination Realty, L.P.

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

At September 30, 2018, our consolidated real estate portfolio included 127 communities in 11 states plus the District of Columbia totaling 40,420 apartment homes, and our total real estate portfolio, inclusive of our unconsolidated communities, included an additional 32 communities with 8,112 apartment homes. The Same-Store Community apartment home population for the three and nine months ended September 30, 2018, was 38,307 and 37,673, respectively.

The following table summarizes our market information by major geographic markets as of and for the three and nine months ended September 30, 2018:

					Three Months Ended		Nine Months Ended
		September 30, 2018			September 30, 2018		September 30, 2018
			Percentage	Total		Monthly		Monthly
	Number of	Number of	of Total	Carrying	Average	Income per	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	Occupancy	Home (a)
West Region
Orange County, CA	10	4,434	10.8%	$1,120,098	96.3%	$2,325	96.2%	$2,296
San Francisco, CA	11	2,751	8.4%	862,586	96.7%	3,604	96.8%	3,550
Seattle, WA	15	2,837	9.5%	983,605	96.3%	2,456	96.6%	2,415
Los Angeles, CA	4	1,225	4.4%	453,682	96.1%	2,830	95.9%	2,802
Monterey Peninsula, CA	7	1,565	1.7%	176,622	97.2%	1,786	97.2%	1,749
Other Southern California	2	654	1.0%	106,905	96.5%	1,913	96.5%	1,886
Portland, OR	2	476	0.5%	48,824	96.2%	1,588	96.5%	1,572
Mid-Atlantic Region
Metropolitan D.C.	21	7,798	19.5%	2,009,507	97.3%	2,043	97.4%	2,024
Richmond, VA	4	1,358	1.4%	147,559	97.9%	1,340	98.0%	1,328
Baltimore, MD	3	720	1.5%	151,429	95.3%	1,689	96.1%	1,694
Northeast Region
New York, NY	4	1,945	12.6%	1,305,282	98.0%	4,354	97.7%	4,330
Boston, MA	5	1,548	5.5%	566,105	96.4%	3,110	96.6%	3,040
Southeast Region
Orlando, FL	9	2,500	2.2%	223,940	97.2%	1,354	97.0%	1,335
Nashville, TN	8	2,260	2.0%	209,917	96.4%	1,347	96.6%	1,301
Tampa, FL	7	2,287	2.5%	254,979	97.2%	1,401	97.4%	1,396
Other Florida	1	636	0.8%	85,254	96.7%	1,609	96.6%	1,588
Southwest Region
Dallas, TX	6	2,040	2.0%	205,115	96.8%	1,251	96.7%	1,249
Austin, TX	4	1,273	1.6%	163,614	97.7%	1,471	97.4%	1,358
Total/Average Same-Store Communities	123	38,307	87.9%	9,075,023	96.9%	$2,161	96.9%	$2,137
Non-Mature, Commercial Properties & Other	3	1,039	7.1%	734,119
Total Real Estate Held for Investment	126	39,346	95.0%	9,809,142
Real Estate Under Development (b)	—	470	3.4%	350,686
Real Estate Held for Disposition (c)	1	604	1.6%	167,836
Total Real Estate Owned	127	40,420	100.0%	10,327,664
Total Accumulated Depreciation				(3,626,327)
Total Real Estate Owned, Net of Accumulated Depreciation				$6,701,337

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	As of September 30, 2018, the Company was developing one wholly-owned community with a total of 585 apartment homes, 470 of which have been completed.
(c)	The Company had one community located in Fairfax, Virginia that met the criteria to be classified as held for disposition at September 30, 2018.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to July 1, 2017 (for quarter-to-date comparison) or January 1, 2017 (for year-to-date comparison) and held as of September 30, 2018. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

Our Non-Mature Communities/Other segment represents those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

Liquidity and Capital Resources

Liquidity is the ability to meet present and future financial obligations either through operating cash flows, sales of properties, borrowings under our credit agreements, and/or the issuance of debt and/or equity securities. Our primary source of liquidity is our cash flow from operations as determined by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment homes and borrowings under our credit agreements. We routinely use our unsecured revolving credit facility to temporarily fund certain investing and financing activities prior to arranging for longer-term financing or the issuance of equity or debt securities. During the past several years, proceeds from the sale of real estate have been used for both investing and financing activities as we continue to execute on maintaining a diversified portfolio.

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

In July 2017, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in April 2017, which had replaced the prior at-the-market equity offering program entered into in April 2012. During the three and nine months ended September 30, 2018, the Company did not sell any shares of common stock through its ATM program.

In February 2018, the Company amended the working capital credit facility to extend the scheduled maturity date from January 1, 2019 to January 15, 2021. The maximum borrowing capacity and interest rate were unchanged by the amendment.

During the nine months ended September 30, 2018, the Company repurchased 593,373 shares of its common stock at an average price of $33.69 for total consideration of approximately $20.0 million under its share repurchase program.

In September 2018, the Company entered into a $1.1 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $350.0 million unsecured term loan (the “Term Loan”). The credit agreement for these facilities (the “Credit Agreement”) allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions, including obtaining commitments from one or more lenders. The Revolving Credit Facility has a scheduled maturity date of January 31, 2023, with two six-month extension options, subject to certain conditions. The Term Loan has a scheduled maturity date of September 30, 2023.

The Credit Agreement amended and restated the Company’s prior credit agreement, which provided for: (i) a $1.1 billion revolving credit facility scheduled to mature in January 2020 and (ii) a $350.0 million term loan scheduled to mature in January 2020. The prior credit agreement allowed the total commitments under the revolving credit facility and total borrowings under the term loan to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions.

On October 26, 2018, the Company issued $300.0 million of 4.40% senior unsecured medium-term notes due January 26, 2029. Interest is payable semi-annually in arrears on January 26 and July 26 of each year, beginning on January 26, 2019. The notes were priced at 99.998% of the principal amount at issuance. The Company will use the net proceeds for the repayment of debt, including $195.8 million of the outstanding balance under the Fannie Mae credit facilities, and for general corporate purposes.

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

During the remainder of 2018, we have approximately $0.9 million of secured debt maturing, inclusive of principal amortization, and $415.0 million of unsecured debt maturing, comprised solely of unsecured commercial paper. During 2019, we have approximately $267.4 million of secured debt maturing, inclusive of principal amortization, and no unsecured debt maturing. We will prepay $195.8 million of the secured debt due in 2019 with proceeds from the senior unsecured medium-term notes issued on October 26, 2018 and anticipate repaying the remaining debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

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

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities,  Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017.

Operating Activities

For the nine months ended September 30, 2018, our Net cash provided by/(used in) operating activities was $406.7 million compared to $389.3 million for the comparable period in 2017. The increase in cash flow from operating activities was primarily due to improved net operating income, primarily driven by revenue growth at communities.

Investing Activities

For the nine months ended September 30, 2018,  Net cash provided by/(used in) investing activities was $(203.1) million compared to $(383.4) million for the comparable period in 2017. The decrease in cash used in investing activities was primarily due to an increase in proceeds from the sale of real estate assets and decreases in the acquisition of real estate assets, investment in unconsolidated joint ventures, development of real estate assets and capital expenditures and other major improvements, partially offset by a decrease in distributions received from unconsolidated joint ventures and an increase in the issuance of notes receivable.

Acquisitions

During the nine months ended September 30, 2018, the Company did not have any acquisitions of real estate.

Dispositions

During the nine months ended September 30, 2018, the Company sold an operating community in Orange County, California with a total of 264 apartment homes for gross proceeds of $90.5 million, resulting in a gain of $70.3 million. The proceeds were designated for a tax-deferred Section 1031 exchange that were used to pay a portion of the purchase price for an acquisition in October 2017.

Capital Expenditures

We capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

For the nine months ended September 30, 2018, total capital expenditures of $80.4 million, or $2,037 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $75.6 million, or $1,905 per stabilized home, for the comparable period in 2017.

The increase in total capital expenditures was primarily due to:

•	an increase of 93.6%, or $9.1 million, in major renovations, which include major structural changes and/or architectural revisions to existing buildings; and
•	an increase of 19.3%, or $4.2 million, in asset preservation expenditures, such as building interiors, building exteriors, and landscaping and grounds.

This was partially offset by:

•	a decrease of 24.0%, or $8.6 million, in revenue-enhancing improvements, such as kitchen and bath remodels and upgrades to common areas.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the nine months ended September 30, 2018 and 2017  (dollars in thousands):

				Per Home
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Turnover capital expenditures	$8,340	$8,284	0.7%	$211	$209	1.0%
Asset preservation expenditures	26,059	21,838	19.3%	660	550	20.0%
Total recurring capital expenditures	34,399	30,122	14.2%	871	759	14.8%
Revenue-enhancing improvements	27,145	35,724	(24.0)%	688	900	(23.6)%
Major renovations (a)	18,883	9,752	93.6%	478	246	94.5%
Total capital expenditures	$80,427	$75,598	6.4%	$2,037	$1,905	7.0%
Repair and maintenance expense	$26,116	$25,066	4.2%	$662	$631	4.9%
Average home count (b)	39,463	39,698	(0.6)%

(a)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(b)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

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

Consolidated Real Estate Under Development

At September 30, 2018, our development pipeline consisted of one wholly-owned community totaling 585 homes, 470 of which have been completed, with a budget of $362.5 million, in which we have a carrying value of $350.7 million. The community is estimated to be completed during the fourth quarter of 2018.

During the nine months ended September 30, 2018, the Company completed the development of a 516 apartment home community in Huntington Beach, California.

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

The Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the nine months ended September 30, 2018:

•	we made investments totaling $85.1 million in our unconsolidated joint ventures;
•	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $(5.1) million; and
•	we received distributions of $33.4 million, of which $2.8 million were operating cash flows and $30.6 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the three and nine months ended September 30, 2018 and 2017.

Financing Activities

For the nine months ended September 30, 2018, our Net cash provided by/(used in) financing activities was $(197.4) million, compared to $(5.8) million for the comparable period of 2017.

The following significant financing activities occurred during the nine months ended September 30, 2018:

•	net proceeds of $115.0 million from our unsecured commercial paper program;
•	net proceeds of $29.2 million from the Company’s unsecured revolving credit facilities;
•	repayment of $82.5 million of secured debt;
•	issuance of $80.0 million of secured debt;
•	repurchase of common shares for approximately $20.0 million; and
•	payment of distributions of $255.7 million to our common stockholders.

Credit Facilities and Commercial Paper Program

We have two secured credit facilities with Fannie Mae with an aggregate commitment of $285.8 million, all of which was outstanding as of September 30, 2018. The Fannie Mae credit facilities mature at various dates from October 2019 through July 2020 and bear interest at fixed rates. At September 30, 2018, the entire outstanding balance was fixed and had a weighted average interest rate of 4.86%.

We will prepay $195.8 million of the outstanding balance under the Fannie Mae credit facilities with proceeds from the senior unsecured medium-term notes issued on October 26, 2018.

In September 2018, the Company entered into a $1.1 billion unsecured revolving credit facility and a $350.0 million unsecured term loan. The Credit Agreement for these facilities allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions, including obtaining commitments from one or more lenders. The Revolving Credit Facility has a scheduled maturity date of January 31, 2023, with two six-month extension options, subject to certain conditions. The Term Loan has a scheduled maturity date of September 30, 2023.

The Credit Agreement amended and restated the Company’s prior credit agreement, which provided for: (i) a $1.1 billion revolving credit facility scheduled to mature in January 2020 and (ii) a $350.0 million term loan scheduled to mature in January 2020. The prior credit agreement allowed the total commitments under the revolving credit facility and total borrowings under the term loan to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions.

Based on the Company’s current credit rating, the Revolving Credit Facility has an interest rate equal to LIBOR plus a margin of 82.5 basis points and a facility fee of 15 basis points, and the Term Loan has an interest rate equal to LIBOR plus a margin of 90 basis points. Depending on the Company’s credit rating, the margin under the Revolving Credit Facility ranges from 75 to 145 basis points, the facility fee ranges from 10 to 30 basis points, and the margin under the Term Loan ranges from 80 to 165 basis points.

As of September 30, 2018, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.1 billion of unused capacity (excluding $3.3 million of letters of credit at September 30, 2018), and $350.0 million of outstanding borrowings under the Term Loan.

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

As of September 30, 2018,  we had $51.0 million of outstanding borrowings under the Working Capital Credit Facility, leaving $24.0 million of unused capacity.

The Fannie Mae credit facilities, the bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at September 30, 2018.

We have an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $500 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of our other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of September 30, 2018, we had issued $415.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 2.43%, leaving $85.0 million of unused capacity.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $595.7 million in variable rate debt that is not subject to interest rate swap contracts as of September 30, 2018. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the nine months ended September 30, 2018 would increase by $4.3 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by/(used in) operating activities	$406,724	$389,276
Net cash provided by/(used in) investing activities	(203,106)	(383,371)
Net cash provided by/(used in) financing activities	(197,368)	(5,810)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $17.6 million ($0.07 per diluted share) for the three months ended September 30, 2018, as compared to $15.3 million ($0.06 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•

an increase in total property NOI of $10.1 million primarily due to higher revenue per occupied home and NOI from communities acquired in 2017, redeveloped in 2017 or recently developed, partially offset by a decrease from sold communities.

This was partially offset by

•	an increase in interest expense of $4.3 million primarly due to increased debt balances, higher interest rates and lower capitalized interest from development and redevelopment activities; and
•

a decrease in income from unconsolidated entities of $3.2 million primarly due to a $2.4 million gain recorded on the sale of an operating community in Seattle, Washington from our West Coast Development Joint Ventures for the three months ended September 30, 2017.

Net income/(loss) attributable to common stockholders was $118.1 million ($0.44 per diluted share) for the nine months ended September 30, 2018, as compared to $49.5 million ($0.18 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•

gains, net of tax, of $70.3 million on the sale of an operating community in Orange County, California during the nine months ended September 30, 2018, as compared to a gain, net of tax, of $2.1 million on the sale of a parcel of land in Richmond, Virginia during the nine months ended September 30, 2017; and

•

an increase in total property NOI of $23.9 million primarily due to higher revenue per occupied home and NOI from communities acquired in 2017, redeveloped in 2017 or recently developed, partially offset by a decrease from sold communities.

This was partially offset by:

•

a decrease in income from unconsolidated entities of $16.7 million primarily due to a gain on consolidation of $12.2 million from the purchase of a previously unconsolidated operating community in Seattle, Washington from our West Coast Development Joint Ventures and a $2.4 million gain recorded on the sale of an operating community in Seattle, Washington from our West Coast Development Joint Ventures during the nine months ended September 30, 2017;

•

an increase in interest expense of $1.4 million primarly due to increases in debt balances, higher interest rates and lower capitalized interest from development and redevelopment activities, which was partially offset by prepayment penalties incurred in 2017 related to the early repayment of debt; and

•

an increase in net income attributable to redeemable noncontrolling interests in the Operating Partnership of $6.2 million primarily attributable to the noncontrolling interest’s share of a gain on sale associated with a disposition made in 2018.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, (a)			September 30, (b)
	2018	2017	% Change	2018	2017	% Change
Same-Store Communities:
Same-Store rental income	$240,646	$231,882	3.8%	$702,409	$679,537	3.4%
Same-Store operating expense (c)	(69,927)	(67,585)	3.5%	(200,139)	(193,625)	3.4%
Same-Store NOI	170,719	164,297	3.9%	502,270	485,912	3.4%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (d)	2,259	945	139.0%	13,975	9,227	51.5%
Development communities NOI	3,049	(6)	NM *	4,374	(441)	NM *
Non-residential/other NOI	6,373	4,851	31.4%	16,188	12,509	29.4%
Sold and held for disposition communities NOI	2,414	4,634	(47.9)%	7,896	13,620	(42.0)%
Total Non-Mature Communities/Other NOI	14,095	10,424	35.2%	42,433	34,915	21.5%
Total property NOI	$184,814	$174,721	5.8%	$544,703	$520,827	4.6%

*   Not meaningful

(a)	Same-Store consists of 38,307 apartment homes.
(b)	Same-Store consists of 37,673 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income/(loss) attributable to UDR, Inc.	$18,610	$16,190	$120,967	$52,314
Joint venture management and other fees	(2,888)	(2,827)	(8,819)	(8,718)
Property management	7,240	6,827	21,185	20,190
Other operating expenses	3,314	1,950	8,148	6,010
Real estate depreciation and amortization	107,881	107,171	322,537	320,653
General and administrative	11,896	12,467	36,028	36,976
Casualty-related charges/(recoveries), net	678	2,056	2,364	3,749
Other depreciation and amortization	1,682	1,585	5,057	4,760
(Income)/loss from unconsolidated entities	1,382	(1,819)	5,091	(11,591)
Interest expense	34,401	30,095	95,942	94,500
Interest income and other (income)/expense, net	(1,188)	(481)	(5,075)	(1,423)
Tax provision/(benefit), net	158	127	618	825
(Gain)/loss on sale of real estate owned, net of tax	—	—	(70,300)	(2,132)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	1,616	1,415	10,819	4,607
Net income/(loss) attributable to noncontrolling interests	32	(35)	141	107
Total property NOI	$184,814	$174,721	$544,703	$520,827

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to July 1, 2017 (for the quarter-to-date comparison) and January 1, 2017 (for year-to-date comparison) and held on  September 30, 2018,  consisted of 38,307 and 37,673 apartment homes, respectively, and provided 92.4% and 92.2%, respectively, of our total NOI for the three and nine months ended September 30, 2018, respectively.

Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017

NOI for our Same-Store Community properties increased 3.9%, or $6.4 million, for the three months ended September 30, 2018 compared to the same period in 2017.  The increase in property NOI was attributable to a 3.8%, or $8.8 million, increase in property rental income, which was partially offset by a 3.5%, or $2.3 million, increase in operating expenses. The increase in property income was primarily driven by a 2.1%, or $4.6 million, increase in rental rates and an 13.8%, or $3.0 million, increase in reimbursement, ancillary and fee income. Physical occupancy increased 0.3% to 96.9% and total monthly income per occupied home increased 3.5% to $2,161.

The increase in operating expenses was primarily driven by a 9.0%, or $2.3 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) was 70.9% for both the three months ended September 30, 2018 and 2017.

Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017

NOI for our Same-Store Community properties increased 3.4%, or $16.4 million, for the nine months ended September 30, 2018 compared to the same period in 2017. The increase in property NOI was attributable to a 3.4%, or $22.9 million, increase in property rental income, which was partially offset by a 3.4%, or $6.5 million, increase in operating expenses. The increase in property income was primarily driven by a 1.9%, or $12.5 million, increase in rental rates and an 11.5%, or $7.2 million, increase in reimbursement, ancillary and fee income. Physical occupancy increased 0.3% to 96.9% and total monthly income per occupied home increased 3.1% to $2,137.

The increase in operating expenses was primarily driven by a 8.3%, or $6.3 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) was 71.5% for both the nine months ended September 30, 2018 and 2017.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017

The remaining 7.6%, or $14.1 million, of our total NOI during the three months ended September 30, 2018 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 35.2%, or $3.7 million, for the three months ended September 30, 2018 as compared to the same period in 2017. The increase was primarily attributable to a $3.1 million increase in development communities, a $1.5 million increase in NOI from non-residential/other, and a $1.3 million increase in stabilized, non-mature communities, partially offset by a $2.2 million decrease in NOI from sold and held for disposition communities.

Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017

The remaining 7.8%, or $42.4 million, of our total NOI during the nine months ended September 30, 2018 was generated from our Non-Mature Communities/Other.  NOI from Non-Mature Communities/Other increased by 21.5%, or $7.5 million, for the nine months ended September 30, 2018 as compared to the same period in 2017. The increase was primarily attributable to a $4.8 million increase in development communities, a $4.7 million increase in NOI from stabilized, non-mature communities, and a $3.7 million increase in non-residential/other, partially offset by a $5.7 million decrease in NOI from sold and held for disposition communities.

Income/(Loss) from Unconsolidated Entities

For the three months ended September 30, 2018 and 2017, we recognized income/(loss) from unconsolidated entities of $(1.4) million and $1.8 million, respectively. The decrease of $3.2 million was primarily due to a $2.4 million gain recorded on the sale of an operating community located in Seattle, Washington from our West Coast Development Joint Ventures during the three months ended September 30, 2017.

For the nine months ended September 30, 2018 and 2017, we recognized income/(loss) from unconsolidated entities of $(5.1) million and $11.6 million, respectively. The decrease of $16.7 million was primarily due to a gain on consolidation of $12.2 million from the purchase of a previously unconsolidated operating community in Seattle, Washington from our West Coast Development Joint Ventures and a $2.4 million gain recorded on the sale of an operating community located in Seattle, Washington from our West Coast Development Joint Ventures during the nine months ended September 30, 2017.

Interest Expense

During the three months ended September 30, 2018, Interest expense increased by $4.3 million compared to the same period in 2017. The increase was primarily due to increased debt balances, higher interest rates and lower capitalized interest from development and redevelopment activities.

During the nine months ended September 30, 2018,  Interest expense increased by $1.4 million compared to the same periods in 2017. The increases were primarly due to increases in debt balances, higher interest rates and lower capitalized interest from development and redevelopment activities, which was partially offset by prepayment penalties incurred in 2017 related to the early repayment of debt.

Gain/(Loss) on Sale of Real Estate Owned, Net of Tax

During the nine months ended September 30, 2018, the Company recognized a gain, net of tax, of $70.3 million on the sale of an operating community in Orange County, California. During the nine months ended September 30, 2017, the Company recognized a gain, net of tax, of $2.1 million on the sale of a parcel of land in Richmond, Virginia.

Noncontrolling Interest

For the nine months ended September 30, 2018 and 2017, we recognized net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $10.8 million and $4.6 million, respectively. The increase in 2018 as compared to 2017 was primarily attributable to the noncontrolling interest’s share of a gain on sale associated with a disposition made in 2018.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and nine months ended September 30, 2018.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFO as Adjusted, and AFFO for the three and nine months ended September 30, 2018 and 2017  (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income/(loss) attributable to common stockholders	$17,639	$15,264	$118,070	$49,530
Real estate depreciation and amortization	107,881	107,171	322,537	320,653
Noncontrolling interests	1,648	1,380	10,960	4,714
Real estate depreciation and amortization on unconsolidated joint ventures	15,979	14,710	45,831	42,974
Cumulative effect of change in accounting principle (a)	—	—	(2,100)	—
Net gain on the sale of unconsolidated depreciable property	—	(2,355)	—	(14,513)
Net gain on the sale of depreciable real estate owned	—	—	(70,300)	(552)
Funds from operations (“FFO”) attributable to common stockholders and unitholders, basic	$143,147	$136,170	$424,998	$402,806
Distribution to preferred stockholders — Series E (Convertible)	971	926	2,897	2,784
FFO attributable to common stockholders and unitholders, diluted	$144,118	$137,096	$427,895	$405,590
Income/(loss) per weighted average common share - diluted	$0.07	$0.06	$0.44	$0.18
FFO per weighted average common share and unit, basic	$0.49	$0.47	$1.46	$1.38
FFO per weighted average common share and unit, diluted	$0.49	$0.46	$1.44	$1.37
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	292,285	291,878	292,075	291,822
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	296,430	296,900	296,577	296,757

Impact of adjustments to FFO:
Costs/(benefit) associated with debt extinguishment and other	$482	$—	$482	$5,834
Acquisition-related costs/(fees)	—	344	—	344
Net gain on the sale of non-depreciable real estate owned	—	—	—	(1,580)
Legal and other costs	563	—	1,188	—
Casualty-related charges/(recoveries), net	740	2,164	2,555	3,857
Casualty-related charges/(recoveries) on unconsolidated joint ventures, net	—	—	—	(881)
	$1,785	$2,508	$4,225	$7,574
FFO as Adjusted attributable to common stockholders and unitholders, diluted	$145,903	$139,604	$432,120	$413,164

FFO as Adjusted per weighted average common share and unit, diluted	$0.49	$0.47	$1.46	$1.39

Recurring capital expenditures	(14,949)	(12,649)	(34,399)	(30,122)
AFFO attributable to common stockholders and unitholders, diluted	$130,954	$126,955	$397,721	$383,042

AFFO per weighted average common share and unit, diluted	$0.44	$0.43	$1.34	$1.29

(a) During the three and nine months ended September 30, 2018, the Company recorded a gain of zero and $2.1 million, respectively, as a result of measuring an investment in equity securities subject to updated accounting guidance effective for the Company on January 1, 2018. As the investment does not have a readily determinable fair value, the Company elected the measurement alternative under which the investment is measured at cost, less any impairment, plus or minus changes resulting from observable price changes for an identical or similar investment of the same issuer.

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	292,285	291,878	292,075	291,822
Weighted average number of OP/DownREIT Units outstanding	(24,558)	(24,822)	(24,546)	(24,882)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	267,727	267,056	267,529	266,940

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	296,430	296,900	296,577	296,757
Weighted average number of OP/DownREIT Units outstanding	(24,558)	(24,822)	(24,546)	(24,882)
Weighted average number of Series E preferred shares outstanding	(3,011)	(3,016)	(3,011)	(3,024)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	268,861	269,062	269,020	268,851

United Dominion Realty, L.P.:

Business Overview

United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”) is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At September 30, 2018, the Operating Partnership’s real estate portfolio included 52 communities located in nine states and the District of Columbia with a total of 16,434 apartment homes.

As of September 30, 2018, UDR owned 110,883 units of our general partnership interests and 174,137,816 units of our limited partnership interests (the “OP Units”), or approximately 94.8% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this section of this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries, and all references in this section to “UDR” or the “General Partner” refer solely to UDR, Inc.

UDR is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in June 2003. At September 30, 2018, the General Partner’s consolidated real estate portfolio included 127 communities located in 11 states and the District of Columbia with a total of 40,420 apartment homes. In addition, the General Partner had an ownership interest in 32 communities with 8,112 completed apartment homes through unconsolidated operating communities.

The Operating Partnership’s same-store community apartment home population for the three and nine months ended September 30, 2018 was 16,216.

The following table summarizes our market information by major geographic markets as of and for the three and nine months ended September 30, 2018:

					Three Months Ended		Nine Months Ended
		September 30, 2018			September 30, 2018		September 30, 2018
			Percentage	Total		Monthly		Monthly
	Number of	Number of	of Total	Carrying	Average	Income per	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	Occupancy	Home (a)
West Region
Orange County, CA	5	3,119	19.2%	$734,273	96.6%	$2,260	96.4%	$2,233
San Francisco, CA	9	2,185	15.8%	600,255	96.8%	3,275	96.7%	3,227
Seattle, WA	5	932	5.9%	225,383	96.2%	2,087	96.4%	2,038
Los Angeles, CA	2	344	3.0%	114,692	95.6%	2,761	95.7%	2,701
Monterey Peninsula, CA	7	1,565	4.6%	176,622	97.2%	1,785	97.2%	1,750
Other Southern California	1	414	2.0%	73,747	96.5%	2,025	96.3%	1,998
Portland, OR	2	476	1.3%	48,824	96.2%	1,587	96.5%	1,572
Mid-Atlantic Region
Metropolitan D.C.	6	2,068	14.6%	556,593	97.4%	2,111	97.4%	2,100
Baltimore, MD	2	540	2.7%	104,182	95.3%	1,507	96.2%	1,518
Northeast Region
New York, NY	2	996	16.0%	607,604	97.7%	3,909	97.5%	3,873
Boston, MA	1	387	1.9%	72,623	96.8%	2,102	97.1%	2,049
Southeast Region
Nashville, TN	6	1,612	3.9%	147,173	96.1%	1,335	96.3%	1,283
Tampa, FL	2	942	2.8%	106,537	97.8%	1,479	97.9%	1,466
Other Florida	1	636	2.2%	85,254	96.7%	1,610	96.6%	1,588
Total/Average Same-Store Communities	51	16,216	95.9%	3,653,762	96.8%	$2,218	96.8%	$2,185
Non-Mature, Commercial Properties & Other	1	218	3.9%	146,764
Total Real Estate Held for Investment	52	16,434	99.8%	3,800,526
Real Estate Held for Disposition (b)	—	—	0.2%	7,592
Total Real Estate Owned	52	16,434	100.0%	3,808,118
Total Accumulated Depreciation				(1,627,511)
Total Real Estate Owned, Net of Accumulated Depreciation				$2,180,607

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	The Operating Partnership had a commercial office building located in Fairfax, Virginia that met the criteria to be classified as held for disposition at September 30, 2018.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to July 1, 2017 (for quarter-to-date comparison) or January 1, 2017 (for year-to-date comparison) and held as of September 30, 2018. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

Our Non-Mature Communities/Other segment represents those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

Liquidity and Capital Resources

Liquidity is the ability to meet present and future financial obligations either through operating cash flows, the sale of properties, and the issuance of debt. Both the coordination of asset and liability maturities and effective capital management are important to the maintenance of liquidity. The Operating Partnership’s primary source of liquidity is cash flow from operations as determined by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment homes and borrowings owed by us under the General Partner’s credit agreements. The General Partner will routinely use its unsecured credit facility to temporarily fund certain investing and financing activities prior to arranging for longer-term financing or the issuance of equity or debt securities. During the past several years, proceeds from the sale of real estate have been used for both investing and financing activities as we continue to execute on maintaining a diversified portfolio.

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

As of September 30, 2018, the Operating Partnership does not have any secured debt maturing during the remainder of 2018 and approximately $133.2 million of secured debt maturing in 2019. We will prepay all of the secured debt due in 2019 with proceeds from the senior unsecured medium-term notes issued by the General Partner on October 26, 2018. The Operating Patnership is a guarantor of this debt.

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

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities,  Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017.

Operating Activities

For the nine months ended September 30, 2018 and 2017, Net cash provided by/(used in) operating activities was $196.5 million compared to $183.4 million for the comparable period in 2017. The increase in cash flow from operating activities was primarily due to improved operating income, primarily driven by revenue growth at communities.

Investing Activities

For the nine months ended September 30, 2018 and 2017,  Net cash provided by/(used in) investing activities was $70.6 million compared to $(30.2) million for the comparable period in 2017. The increase in cash provided by investing activities was primarily due to proceeds received from the sale of an operating community in Orange County, California in 2018 and a decrease in capital expenditures during the nine months ended September 30, 2018, as compared to the same period in 2017.

Dispositions

During the nine months ended September 30, 2018, the Operating Partnership sold an operating community in Orange County, California with a total of 264 apartment homes for gross proceeds of $90.5 million, resulting in a gain of $70.3 million. The proceeds were designated for a tax-deferred Section 1031 exchange that were used to pay a portion of the purchase price for an acquisition in October 2017.

Financing Activities

For the nine months ended September 30, 2018 and 2017, our Net cash provided by/(used in) financing activities was $(266.4) million compared to $(152.8) million for the comparable period of 2017. The increase in cash used in financing activities was primarily due to an increase in advances to the General Partner, partially offset by reduced payments on secured debt.

Credit Facilities

As of September 30, 2018, an aggregate commitment of $133.2 million of the General Partner’s secured credit facilities with Fannie Mae was owed by the Operating Partnership based on the ownership of the assets securing the debt. The entire commitment was outstanding at September 30, 2018. The portions of the Fannie Mae credit facilities owed by the Operating Partnership mature at various dates from October 2019 through December 2019 and bear interest at fixed rates. At September 30, 2018, the weighted average interest rate was 5.28%.

The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, an unsecured commercial paper program with an aggregate borrowing capacity of $500 million, $300 million of medium-term notes due October 2020, $400 million of medium-term notes due January 2022, a $350 million term loan due September 2023, $300 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025, $300 million of medium-term notes due September 2026, $300 million of medium-term notes due July 2027, and $300 million of medium-term notes due January 2028. As of September 30, 2018 and December 31, 2017, the General Partner did not have an outstanding balance under the unsecured revolving credit facility and had $415 million and $300 million, respectively, outstanding under its unsecured commercial paper program.

On October 26, 2018, the General Partner issued $300.0 million of 4.40% senior unsecured medium-term notes due January 26, 2029. The General Partner will use the net proceeds for the repayment of debt, including all of the Fannie Mae credit facilities allocated to the Operating Partnership, and for general corporate purposes. The Operating Partnership is a guarantor of this debt.

The credit facilities are subject to customary financial covenants and limitations.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $27.0 million in variable rate debt that is not subject to interest rate swap contracts as of September 30, 2018. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the nine months ended September 30, 2018 would increase by $0.2 million based on the average balance outstanding during the period.

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

Hedging Activities, in the Notes to the Operating Partnership’s Consolidated Financial Statements for additional discussion of derivative instruments.

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by/(used in) operating activities	$196,498	$183,432
Net cash provided by/(used in) investing activities	70,638	(30,222)
Net cash provided by/(used in) financing activities	(266,410)	(152,830)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017.

Net Income/(Loss) Attributable to OP Unitholders

Net income attributable to OP unitholders was $27.7 million ($0.15 per diluted OP Unit) for the three months ended September 30, 2018, as compared to net income of $20.7 million ($0.11 per diluted OP Unit) for the comparable period in the prior year. The increase in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•	an increase of $3.6 million in total property NOI primarily due to higher revenue per occupied home; and

•	a decrease in depreciation and amortization expense of $2.0 million primarily due to the sale of a community in 2018.

Net income attributable to OP unitholders was $143.9 million ($0.78 per diluted OP Unit) for the nine months ended September 30, 2018, as compared to net income of $45.2 million ($0.25 per diluted OP Unit) for the comparable period in the prior year. The increase in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•

gains of $70.3 million on the sale of an operating community in Orange County, California during the nine months ended September 30, 2018, as compared to no gains during the nine  months ended September 30, 2017;

•	a decrease in interest expense of $10.1 million due to lower debt balances and prepayment penalties incurred during the nine months ended September 30, 2017;
•	an increase of $9.3 million in total property NOI primarily due to higher revenue per occupied home; and
•	a decrease in depreciation and amortization expense of $4.3 million primarily due to the sale of a community in 2018.

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

The following table summarizes the operating performance of our total portfolio for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, (a)%			September 30, (b)%
	2018	2017	Change	2018	2017	Change
Same-Store Communities:
Same-Store rental income	$104,438	$100,234	4.2%	$308,718	$297,602	3.7%
Same-Store operating expense (c)	(27,761)	(27,058)	2.6%	(80,810)	(79,002)	2.3%
Same-Store NOI	76,677	73,176	4.8%	227,908	218,600	4.3%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (d)	3,355	2,023	65.8%	9,166	6,006	52.6%
Sold and held for disposition communities NOI	116	1,362	(91.5)%	898	4,032	(77.7)%
Total Non-Mature Communities/Other NOI	3,471	3,385	2.5%	10,064	10,038	0.3%
Total property NOI	$80,148	$76,561	4.7%	$237,972	$228,638	4.1%

(a)	Same-Store consists of 16,216 apartment homes.
(b)	Same-Store consists of 16,216 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.

The following table is our reconciliation of Net income/(loss) attributable to OP unitholders to total property NOI for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income/(loss) attributable to OP unitholders	$27,695	$20,736	$143,883	$45,243
Property management	3,012	2,894	8,893	8,578
Other operating expenses	2,347	1,572	6,098	5,248
Real estate depreciation and amortization	35,043	37,057	108,906	113,167
General and administrative	4,143	4,134	12,997	13,760
Casualty-related charges/(recoveries), net	(10)	(43)	906	1,701
(Income)/loss from unconsolidated entities	2,378	4,782	10,102	14,556
Interest expense	5,100	5,055	15,209	25,318
(Gain)/loss on sale of real estate owned	—	—	(70,300)	—
Net income/(loss) attributable to noncontrolling interests	440	374	1,278	1,067
Total property NOI	$80,148	$76,561	$237,972	$228,638

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to July 1, 2017 (for quarter-to-date comparison) and January 1, 2017 (for year-to-date comparison) and held as of September 30, 2018,  consisted of 16,216 apartment homes and provided 95.7% and 95.8% of our total NOI for the three and nine months ended September 30, 2018, respectively.

Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017

NOI for our Same-Store Community properties increased 4.8%, or $3.5 million, for the three months ended September 30, 2018 compared to the same period in 2017. The increase in property NOI was primarily attributable to a 4.2%, or $4.2 million, increase in property rental income, which was partially offset by a 2.6%, or $0.7 million, increase in operating expenses. The increase in revenues was primarily driven by a 2.4%, or $2.2 million, increase in rental rates and a 11.5%, or

$1.1 million, increase in reimbursement, ancillary and fee income. Physical occupancy increased 0.2% to 96.8% and total income per occupied home increased 3.9% to $2,218 for the three months ended September 30, 2018 compared to the same period in 2017.

The increase in property operating expenses was primarily driven by a 7.9%, or $0.8 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) was 73.4% and 73.0% for the three months ended September 30, 2018 and 2017, respectively.

Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017

NOI for our Same-Store Community properties increased 4.3%, or $9.3 million, for the nine months ended September 30, 2018 compared to the same period in 2017. The increase in property NOI was primarily attributable to a 3.7%, or $11.1 million, increase in property rental income, which was partially offset by a 2.3%, or $1.8 million, increase in operating expenses. The increase in revenues was primarily driven by a 2.3%, or $6.3 million, increase in rental rates and a 11.0%, or $3.2 million, increase in reimbursement, ancillary and fee income. Physical occupancy increased 0.3% to 96.8% and total income per occupied home increased 3.5% to $2,185 for the nine months ended September 30, 2018 compared to the same period in 2017.

The increase in property operating expenses was primarily driven by a 6.9%, or $1.9 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income)  was 73.8% and 73.5% for the nine months ended September 30, 2018 and 2017, respectively.

Non-Mature Communities/Other

The Operating Partnership’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties and the non-apartment components of mixed use properties.

Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017

The remaining 4.3%, or $3.5 million, of our total NOI during the three months ended September 30, 2018 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased 2.5%, or $0.1 million, for the three months ended September 30, 2018, compared to the same period in 2017.

Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017

The remaining 4.2%, or $10.1 million, of our total NOI during the nine months ended September 30, 2018 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased 0.3%, or less than $0.1 million, for the nine months ended September 30, 2018, compared to the same period in 2017.

Real Estate Depreciation and Amortization

During the three and nine months ended September 30, 2018, Real estate depreciation and amortization decreased by $2.0 million and $4.3 million, respectively, as compared to the same periods in 2017. The decreases were primarily due to the sale of a community in 2018.

Interest Expense

During the nine months ended September 30, 2018, interest expense decreased by $10.1 million, primarily due to lower debt balances and prepayment penalties incurred during the nine months ended September 30, 2017.

Gain/(Loss) on Sale of Real Estate Owned

During the nine months ended September 30, 2018, the Operating Partnership recognized a gain of $70.3 million on the sale of an operating community in Orange County, California. During the nine months ended September 30, 2017, the Operating Partnership did not have any dispositions.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and nine months ended September 30, 2018.

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

See our Annual Report on Form 10‑K for the year ended December 31, 2017 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2018, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10‑K for the year ended December 31, 2017.

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

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.

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

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the year ended December 31, 2017, approximately 53.8% of our total NOI was generated from communities located in the Washington, D.C. metropolitan area (18.6%), Orange County, CA (12.2%), the San Francisco Bay Area, CA (11.8%) and New York, NY (11.2%). For the nine months ended September 30, 2018, approximately 52.4% of our total NOI was generated from communities located in the Washington, D.C. metropolitan area (17.1%), Orange County, CA (12.6%), the San Francisco Bay Area, CA (12.3%) and New York, NY (10.4%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or local real estate market conditions or regulations, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse.

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

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in partnerships and joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. As of September 30, 2018, we had active joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $767.4 million. We could become engaged in a dispute with one or more of our partners which might affect our ability to operate a jointly-owned property. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners might refuse to make capital contributions when due and we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners’ interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process.

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of September 30, 2018, UDR had approximately $595.7 million of variable rate indebtedness outstanding, which constitutes approximately 15.6% of total outstanding indebtedness as of such date. As of September 30, 2018, the Operating Partnership had approximately $27.0 million of variable rate indebtedness outstanding, which constitutes approximately 16.9% of total outstanding indebtedness to third parties as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties.

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

During the three months ended September 30, 2018, we did not issue any shares of our common stock upon redemption of OP Units.

Repurchase of Equity Securities

In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under these programs during the three months ended September 30, 2018:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (a)
Beginning Balance	10,560,863	$22.66	10,560,863	14,439,137
July 1, 2018 through July 31, 2018	—	—	—	14,439,137
August 1, 2018 through August 31, 2018	—	—	—	14,439,137
September 1, 2018 through September 30, 2018	—	—	—	14,439,137
Balance as of September 30, 2018	10,560,863	$22.66	10,560,863	14,439,137

(a)

This number reflects the amount of shares that were available for purchase under our 10 million share repurchase program authorized in February 2006 and our 15 million share repurchase program authorized in January 2008.

During the three months ended September 30, 2018, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock and the exercise of stock options issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended September 30, 2018:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share(a)	or Programs	or Programs
July 1, 2018 through July 31, 2018	268,009	$38.48	N/A	N/A
August 1, 2018 through August 31, 2018	184,236	39.95	N/A	N/A
September 1, 2018 through September 30, 2018	88,098	40.80	N/A	N/A
Total	540,343	$39.36

(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.

Item 3.DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.MINE SAFETY DISCLOSURES

Not applicable.

Item 5.OTHER INFORMATION

On October 29, 2018, the Company, as general partner of the Operating Partnership, entered into the Tenth Amendment (the “Tenth Amendment”) to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the “Partnership Agreement”). The Tenth Amendment modifies Exhibit H of the Partnership Agreement to generally exclude the effect of depreciation and amortization on the value of the Operating Partnership’s assets for purposes of allocating certain gains and losses to the holders of LTIP Units (as defined in the Partnership Agreement) and to provide for automatic conversion of LTIP Units to Common Units (as defined in the Partnership Agreement) at certain times provided that the holder of such LTIP Units has the option of requiring such conversion pursuant to the Partnership Agreement.

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

3.6	Amended and Restated Bylaws of UDR, Inc. (as amended through May 24, 2018).

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

Exhibit No.	Description
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

3.18	Tenth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of October 29, 2018.

10.1

First Amended and Restated Credit Agreement, dated as of September 27, 2018, by and among UDR, Inc., as borrower, and the lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8‑K dated September 27, 2018 and filed with the SEC on October 1, 2018).

10.2

Guaranty of United Dominion Realty, dated as of September 27, 2018, with respect to the Credit Agreement, dated as of September 27, 2018 (incorporated by reference to Exhibit 10.2 to UDR, Inc.’s Current Report on Form 8‑K dated September 27, 2018 and filed with the SEC on October 1, 2018).

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of UDR, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges of United Dominion Realty, L.P.

31.1	Rule 13a‑14(a) Certification of the Chief Executive Officer of UDR, Inc.

31.2	Rule 13a‑14(a) Certification of the Chief Financial Officer of UDR, Inc.

31.3	Rule 13a‑14(a) Certification of the Chief Executive Officer of UDR, Inc., general partner of United Dominion Realty, L.P.

31.4	Rule 13a‑14(a) Certification of the Chief Financial Officer of UDR, Inc., general partner of United Dominion Realty, L.P.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.

32.3	Section 1350 Certification of the Chief Executive Officer of UDR, Inc., general partner of United Dominion Realty, L.P.

32.4	Section 1350 Certification of the Chief Financial Officer of UDR, Inc., general partner of United Dominion Realty, L.P.

101

XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10‑Q for the periods ended September 30, 2018, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., (vi) notes to consolidated financial statements of UDR, Inc., (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of comprehensive income/(loss) of United Dominion Realty, L.P., (x) consolidated statements of changes in capital of United Dominion Realty, L.P., (xi) consolidated statements of cash flows of United Dominion Realty, L.P., and (xii) notes to consolidated financial statements of United Dominion Realty, L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
Date:	October 30, 2018	/s/ Joseph D. Fisher
Joseph D. Fisher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

United Dominion Realty, L.P.
By: UDR, Inc., its general partner
Date:	October 30, 2018	/s/ Joseph D. Fisher
Joseph D. Fisher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)