Form 10-K
period 2018-12-31
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2019-02-19
CIK 74208, 1018254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

UDR, Inc.	Yes ☑	No ☐
United Dominion Realty, L.P.	Yes ☑	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of the shares of common stock of UDR, Inc. held by non-affiliates on June 30, 2018 was approximately $4.5 billion.  This calculation excludes shares of common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 18, 2019, there were 275,611,046 shares of UDR, Inc.’s common stock outstanding.

There is no public trading market for the partnership units of United Dominion Realty, L.P. As a result, an aggregate market value of the partnership units of United Dominion Realty, L.P. cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from UDR, Inc.’s definitive proxy statement for the 2019 Annual Meeting of Stockholders.

This Annual Report on Form 10-K includes financial statements required under Rule 3-09 of Regulation S-X for UDR Lighthouse DownREIT L.P.

EXPLANATORY NOTE

This Report combines the annual reports on Form 10‑K for the fiscal year ended December 31, 2018 of UDR, Inc., a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR, Inc. is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company,” “UDR” or “UDR, Inc.” refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including United Dominion Realty, L.P. and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”), also a Delaware limited partnership of which UDR is the sole general partner. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or the “OP” refer to United Dominion Realty, L.P., together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership and the DownREIT Partnership are referred to as “OP Units” and “DownREIT Units,” respectively, and the holders of the OP Units and DownREIT Units are referred to as “unitholders.” This combined Form 10‑K is being filed separately by UDR and the Operating Partnership.

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

As of December 31, 2018, UDR owned 110,883 units (100%) of the general partnership interests of the Operating Partnership and 174,137,816 OP Units, representing approximately 94.8% of the total outstanding OP Units in the Operating Partnership. UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and UDR’s role as the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities” and “Control and Procedures” are presented in this report for each of UDR and the Operating Partnership. In addition, certain disclosures in “Business” are separated by entity to the extent that the discussion relates to UDR’s business outside of the Operating Partnership.

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

•our failure to succeed in new markets;

•risks that third parties who have an interest in or are otherwise involved in projects in which we have an interest, including mezzanine borrowers, joint ventures or other investors, do not perform as expected;

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

Item 1. BUSINESS

General

UDR is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, disposes of, and manages multifamily apartment communities generally located in high barrier-to-entry markets throughout the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement processes, low single-family home affordability and strong employment growth potential. At December 31, 2018, our consolidated real estate portfolio included 127 communities located in 19 markets, with a total of 39,931 completed apartment homes, which are held directly or through our subsidiaries, including the Operating Partnership and the DownREIT Partnership, and consolidated joint ventures. In addition, we have an ownership interest in 32 communities containing 8,112 apartment homes through unconsolidated joint ventures or partnerships. As of December 31, 2018, no wholly-owned or unconsolidated joint venture communities were under development.

At December 31, 2018, the Operating Partnership’s consolidated real estate portfolio included 52 communities located in 15 markets, with a total of 16,434 completed apartment homes. The Operating Partnership owns, operates, acquires, renovates, develops, redevelops, and manages multifamily apartment communities generally located in high barrier-to-entry markets located throughout the United States. During the year ended December 31, 2018, revenues of the Operating Partnership represented approximately 42% of our total rental revenues.

UDR has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to in this Report as the “Code.” To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our stockholders annually. As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent we distribute such net income to our stockholders annually. In 2018, we declared total distributions of $1.29 per common share and paid dividends of $1.2775 per common share.

	Dividends	Dividends
	Declared in	Paid in
	2018	2018
First Quarter	$0.3225	$0.3100
Second Quarter	0.3225	0.3225
Third Quarter	0.3225	0.3225
Fourth Quarter	0.3225	0.3225
Total	$1.2900	$1.2775

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

As of February 18, 2019, we had 1,405 full-time associates and 26 part-time associates, all of whom were employed by UDR.

Reporting Segments

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2017, and held as of December 31, 2018. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

2018 Highlights

•In July 2018, the Company marked its 46th year as a REIT and, in October 2018, paid its 184th consecutive quarterly dividend. The Company’s annualized declared 2018 dividend of $1.29 represented a 4.0% increase over the previous year.

•Total revenues increased 5.1% and net income attributable to common stockholders increased 69.1% over the prior year.

•We achieved Same-Store revenue growth of 3.5% and Same-Store net operating income (“NOI”) growth of 3.4%.

•We completed the development of two wholly-owned communities, located in Huntington Beach, California and Boston, Massachusetts, with a total of 1,101 apartment homes.

•We completed the development of two communities held by unconsolidated joint ventures, located in Los Angeles, California and Addison, Texas, with a total of 533 apartment homes.

•We recognized gains on the sale of real estate of $136.2 million from the sale of two communities in Huntington Beach, California and Fairfax, Virginia with a total of 868 apartment homes.

•We contributed $120.7 million to seven unconsolidated investments under our Developer Capital Program, which earn preferred returns ranging between 8.0% to 12.5%.

•We issued $300.0 million of 4.40% (4.27% effective rate after the effect of a cash flow hedge) 10-year senior unsecured medium-term notes.

•We prepaid $224.8 million of our secured credit facility and $50.1 million of fixed rate mortgage debt with proceeds from the refinance of a mortgage note payable and proceeds from the issuance of senior unsecured medium-term notes.

•We extended the maturity and lowered the rates on our $1.1 billion Revolving Credit Facility and $350 million Term Loan Facility.

•We repurchased 593,373 shares of common stock at a weighted average price per share of $33.69, for total consideration of approximately $20.0 million.

•We sold 7,150,000 shares of common stock for aggregate net proceeds of $299.8 million at a price per share of $41.98.

•Thomas W. Toomey was named Chairman of the Board, in addition to his responsibilities as Chief Executive Officer.

Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information on the Company’s and the Operating Partnership’s activities in 2018.

Our Strategic Vision

Our strategic vision is to be the multifamily public REIT of choice. We intend to realize this vision by executing on our strategic objectives, which are:

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

The following table summarizes our apartment community acquisitions and dispositions and our consolidated year-end ownership position for the past five years (dollars in thousands):

	2018	2017	2016	2015	2014
Homes acquired	—	462	508	3,246	358
Homes disposed	868	218	1,782	2,735	2,500
Homes owned at December 31,	39,931	39,998	39,454	40,728	39,851
Total real estate owned, at cost	$10,196,159	$10,177,206	$9,615,753	$9,190,276	$8,383,259

The following table summarizes the Operating Partnership’s apartment community acquisitions and dispositions and year-end ownership position for the past five years (dollars in thousands):

	2018	2017	2016	2015		2014
Homes acquired	—	218	—	421		—
Homes disposed	264	218	276	4,256	(a)	264
Homes owned at December 31,	16,434	16,698	16,698	16,974		20,814
Total real estate owned, at cost	$3,811,985	$3,816,956	$3,674,704	$3,630,905		$4,238,770

(a)Includes 3,107 homes deconsolidated in 2015 upon contribution of communities by the Operating Partnership to the DownREIT Partnership.

Development Activities

Our objective in developing a community is to create value while improving the quality of our portfolio. Demographic trends, economic drivers, and how multifamily fundamentals and valuations have trended over the long-term generally govern our review process on where to allocate development capital. At December 31, 2018, no communities were under development. During the year ended December 31, 2018, we completed the development of two wholly-owned communities, located in Huntington Beach, California and Boston, Massachusetts, with a total of 1,101 homes.

Redevelopment Activities

Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also producing a higher yielding and more valuable asset through asset quality improvement. During the year ended December 31, 2018, we incurred $22.8 million in major renovations, which include major structural changes and/or architectural revisions to existing buildings. As of December 31, 2018, no communities were under redevelopment.

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

Communities

At December 31, 2018, our consolidated real estate portfolio included 127 communities with a total of 39,931 completed apartment homes, which included the Operating Partnership’s consolidated real estate portfolio of 52 communities with a total of 16,434 completed apartment homes. The overall quality of our portfolio enables us to raise rents and to attract residents with higher levels of disposable income who are more likely to absorb such rents.

At December 31, 2018, no communities were under development or redevelopment.

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

Net income attributable to common stockholders was $199.2 million as compared to $117.9 million in the prior year period. The increase was primarily driven by higher operating income, including gains on the sale of real estate.

For the year ended December 31, 2018, our Same-Store NOI increased by $22.0 million compared to the prior year. Our Same-Store Community properties provided 91.8% of our total NOI for the year ended December 31, 2018. The increase in NOI for the 37,673 Same-Store apartment homes, or 94.3% of our portfolio, was primarily driven by an increase in rental rates and reimbursements and ancillary and fee income, partially offset by an increase in real estate taxes.

For the year ended December 31, 2018, the Operating Partnership’s Same-Store NOI increased by $12.5 million compared to the prior year. The Operating Partnership’s Same-Store Community properties provided 96.0% of its total NOI for the year ended December 31, 2018. The increase in NOI for the 16,216 Same-Store apartment homes, or 98.7% of the Operating Partnership’s portfolio, was primarily driven by an increase in rental rates and reimbursements and ancillary and fee income, partially offset by an increase in real estate taxes.

Revenue growth in 2019 may be impacted by adverse developments affecting the general economy, reduced occupancy rates, increased rental concessions, new supply, increased bad debt and other factors which may adversely impact our ability to increase rents.

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

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2018.

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

Risks Related to Our Real Estate Investments and Our Operations

Unfavorable Apartment Market and Economic Conditions Could Adversely Affect Occupancy Levels, Rental Revenues and the Value of Our Real Estate Assets. Unfavorable market conditions in the areas in which we operate or unfavorable economic conditions generally may significantly affect our occupancy levels, our rental rates and collections, the value of our properties and our ability to acquire or dispose of apartment communities on economically favorable terms. Our ability to lease our properties at favorable rates is adversely affected by the increase in supply in the multifamily and other rental markets and is dependent upon the overall level in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, housing markets, stock market volatility and uncertainty about the future. Some of our major expenses generally do not decline when related rents decline. We would expect that declines in our occupancy levels, rental revenues and/or the values of our apartment communities would cause us to have less cash available to pay our indebtedness and to distribute to UDR’s stockholders, which could adversely affect our financial condition or the market value of our securities. Factors that may affect our occupancy levels, our rental revenues, and/or the value of our properties include the following, among others:

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

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the year ended December 31, 2018, approximately 52.3% of our total NOI was generated from communities located in the Washington, D.C. metropolitan area (17.0%), Orange County, CA (12.8%), the San Francisco Bay Area, CA (12.2%) and New York, NY (10.3%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or local real estate market conditions or regulations, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse.

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

We Are Subject to Certain Risks Associated with Selling Apartment Communities, Which Could Limit Our Operational and Financial Flexibility. We periodically dispose of apartment communities that no longer meet our strategic objectives, but adverse market conditions may make it difficult to sell apartment communities we own. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. These conditions may limit our ability to dispose of properties and to change our portfolio in order to meet our strategic objectives, which could in turn adversely affect our financial condition, results of operations or our ability to fund other activities in which we may want to engage such as the purchase of properties, development or redevelopment or funding the Developer Capital Program. We are also subject to the following risks in connection with sales of our apartment communities, among others:

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
•

we may incur significant costs and divert management attention in connection with the evaluation and negotiation of potential acquisitions, including potential acquisitions that we subsequently do not complete;

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

•

we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental or quasi-governmental permits and authorizations, which could result in increased development costs, could delay initial occupancy dates for all or a portion of a development community, and could require us to abandon our activities entirely with respect to a project for which we are unable to obtain permits or authorizations;

•

cost may be higher or yields may be less than anticipated as a result of delays in completing projects, costs that exceed budget and/or higher than expected concessions for lease up and lower rents than expected;

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

•

occupancy rates, rents and concessions at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, preventing us from meeting our expected return on our investment and our overall profitability goals; and

•

when we sell communities or properties that we developed or renovated to third parties, we may be subject to warranty or construction defect claims that are uninsured or exceed the limits of our insurance.

Bankruptcy or Defaults of Our Counterparties Could Adversely Affect Our Performance. We have relationships with and, from time to time, we execute transactions with or receive services from many counterparties, such as general contractors engaged in connection with our development activities. As a result, bankruptcies or defaults by these counterparties or their subcontractors could result in services not being provided, projects not being completed on time, or on budget, or at all, or volatility in the financial markets and economic weakness could affect the counterparties’ ability to complete transactions with us as intended, both of which could result in disruptions to our operations that may adversely affect our financial condition and results of operations.

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in partnerships and joint ventures, including those in which we own a preferred interest, with other persons or entities when we believe circumstances warrant the use of such structures. As of December 31, 2018, we had active joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $780.9 million. We could become engaged in a dispute with one or more of our partners which might affect our ability to operate a jointly-owned property or otherwise adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners might refuse to make capital contributions when due and we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners’ interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

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

We May Not be Permitted to Dispose of Certain Properties or Pay Down the Indebtedness Associated with Those Properties When We Might Otherwise Desire to do so Without Incurring Additional Costs. In connection with certain property acquisitions, we have agreed with the sellers that we will not dispose of the acquired properties or reduce the mortgage indebtedness on such properties for significant periods of time unless we pay certain of the resulting tax costs of the sellers or dispose of the property in a transaction in which a gain is not recognized for federal income tax purposes by such sellers, and we may enter into similar agreements in connection with future property acquisitions. These agreements could result in us retaining properties that we would otherwise sell or not paying down or refinancing indebtedness that we would otherwise pay down or refinance. However, subject to certain conditions, we retain the right to substitute other property or debt to meet these obligations to the sellers.

We Could Incur Significant Insurance Costs and Some Potential Losses May Not Be Adequately Covered by Insurance. We have a comprehensive insurance program covering our properties and operating activities with limits of liability, deductibles and self-insured retentions customary within the multifamily industry. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, certain types of extraordinary losses which may not be adequately covered under our insurance program. In addition, we will sustain losses due to insurance deductibles, self-insured retention, uninsured claims or casualties, or losses in excess of applicable coverage.

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

As a result of our substantial real estate holdings, the cost of insuring our apartment communities is a component of expense. Insurance premiums and the terms and conditions of insurance policies are subject to significant fluctuations and changes, which are generally outside of our control. We insure our properties with insurance companies that we believe have a good rating at the time our policies are put into effect. The financial condition of one or more insurance companies that we hold policies with may be negatively impacted, which could result in their inability to pay on future insurance claims. Their inability to pay future claims may have a negative impact on our financial results. In addition, the failure or exit from the insurance market of one or more insurance companies may increase the costs to renew or replace our insurance policies or increase the cost of insuring properties.

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

Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements and federal, state and local accessibility requirements in addition to those imposed by the Americans with Disabilities Act. If we fail to comply with these requirements, we could incur fines or private damage awards. We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that could adversely affect our financial condition or results of operations.

Compliance with or Changes in Real Estate Tax and Other Laws and Regulations Could Adversely Affect Our Funds from Operations and Our Ability to Make Distributions to Stockholders. We are subject to federal, state and local laws, regulations, rules and ordinances at locations where we operate regarding a wide variety of matters that could affect, directly or indirectly, our operations. Generally, we do not directly pass through costs resulting from compliance with or changes in real estate tax laws to residential property tenants. We also do not generally pass through increases in income, service or other taxes to tenants under leases. These costs may adversely affect net operating income and the ability to make distributions to stockholders. Similarly, compliance with or changes in (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions or (ii) rent control or rent stabilization laws or other laws and regulations regulating housing, such as the Americans with Disabilities Act and the Fair Housing Amendments Act of 1988, may result in significant unanticipated expenditures or unanticipated reductions in revenue, which could adversely affect our financial condition and results of operations. In addition, changes in federal and state legislation and regulation on climate change may result in increased capital expenditures to improve the energy efficiency of our existing communities and also may require us to spend more on our new development communities without a corresponding increase in revenue.

Risk of Damage from Catastrophic Weather and Natural Events and Potential Climate Change. Our communities are located in areas that may experience catastrophic weather and other natural events from time to time, including mudslides, fires, hurricanes, tornadoes, floods, snow or ice storms, or other severe inclement weather. These adverse weather and natural events could cause damage or losses that may be greater than insured levels. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could adversely affect our financial condition and results of operations.

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

Mezzanine Loan Assets Involve Greater Risks of Loss than Senior Loans Secured by Income-producing Properties. We have in the past and may in the future originate mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. Mezzanine loans may involve a higher degree of risk than a senior mortgage secured by real property, because the security for the loan may lose all or substantially all of its value as a result of foreclosure by the senior lender and because it is in second position and there may not be adequate equity in the property. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some of or all our investment. In addition, mezzanine loans typically have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

Risk Related to Preferred Equity Investments. We have in the past and may in the future make preferred equity investments in corporations, limited partnerships, limited liability companies or other entities that have been formed for the purpose of acquiring, developing or managing real property. Generally, we will not have the ability to control the daily operations of the entity, and we will not have the ability to select or remove a majority of the members of the board of directors, managers, general partner or partners or similar governing body of the entity or otherwise control its operations. Although we would seek to maintain sufficient influence over the entity to achieve our objectives, our partners may have interests that differ from ours and may be in a position to take actions without our consent or that are inconsistent with our interests. Further, if our partners were to fail to invest additional capital in the entity when required, we may have to invest additional capital to protect our investment. Our partners may fail to develop or operate the real property or refinance property indebtedness or sell the real property in the manner intended and as a result the entity may not be able to redeem our investment or pay the return expected to us in a timely manner if at all. In addition, we may not be able to dispose of our investment in the entity in a timely manner or at the price at which we would want to divest. In the event that such an entity fails to meet expectations or becomes insolvent, we may lose our entire investment in the entity.

Risks Related to Ground leases. We have in the past and may in the future enter into, as either landlord or tenant, a long-term ground lease with respect to a property or a portion thereof. Such ground leases may contain a rent reset provision that requires both parties to agree to a new rent or is based upon factors, for example fair market rent, that are not objective and are not within our control. We may not be able to agree with the counterparty to a revised rental rate, or the revised rental rate may be set by external factors, which could result in a different rental rate than we forecasted. In addition, the other party may not perform as expected under the ground lease or there may be a dispute with the other party to the ground lease. Any of these circumstances could have an adverse effect on our business, financial condition or operating results.

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

A Breach of Information Technology Systems On Which We Rely Could Materially and Adversely Impact Our Business, Financial Condition, Results of Operations and Reputation. We rely on information technology systems, including the Internet and networks and systems maintained and controlled by third party vendors and other third parties, to process, transmit and store information and to manage or support our business processes. Third party vendors collect and hold personally identifiable information and other confidential information of our tenants, prospective tenants and employees. We also maintain confidential financial and business information regarding us and persons and entities with which we do business on our information technology systems. While we take steps, and generally require third party vendors to take steps, to protect the security of the information maintained in our and third party vendors’ information technology systems, including associate training and testing and the use of commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing of the information, it is possible that our or our third party vendors’ security measures will not be able to prevent human error or the systems’ improper functioning, or the loss, misappropriation, disclosure or corruption of personally identifiable information or other confidential or sensitive information, including information about our tenants and employees. Cybersecurity breaches, including physical or electronic break-ins, computer viruses, phishing scams, attacks by hackers, breaches due to employee error or misconduct, and similar breaches, can create system disruptions, shutdowns or unauthorized access to information maintained on our information technology systems or the information technology systems of our third party vendors or other third parties or otherwise cause disruption or negative impacts to occur to our business and adversely affect our financial condition and results of operations. While we maintain cyber risk insurance to provide some coverage for certain risks arising out of cybersecurity breaches, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cybersecurity breach. As the techniques used to obtain unauthorized access to information technology systems become more varied and sophisticated and the occurrence of such breaches becomes more frequent, we and our third party vendors and other third parties may be unable to adequately anticipate these techniques or breaches and implement appropriate preventative measures. Any failure to prevent cybersecurity breaches and maintain the proper function, security and availability of our or our third party vendors’ and other third parties’ information technology systems could interrupt our operations, damage our reputation and brand, damage our competitive position, make it difficult for us to attract and retain tenants, subject us to liability claims or regulatory penalties and could adversely affect our business, financial condition and results of operations.

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

Failure to Generate Sufficient Income Could Impair Debt Service Payments and Distributions to Stockholders. If our apartment communities do not generate sufficient revenue to meet rental expenses, our ability to make required payments of interest and principal on our debt securities and to pay distributions to UDR’s stockholders or the Operating Partnership’s or the DownREIT Partnership’s unitholders will be adversely affected. The following factors, among others, may affect the income generated by our apartment communities:

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

Expenses associated with our investment in an apartment community, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in income from that community. If a community is mortgaged to secure payment of debt and we are unable to make the mortgage payments, we could sustain a loss as a result of foreclosure on the community or the exercise of other remedies by the mortgage holder.

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of December 31, 2018, UDR had approximately $230.8 million of variable rate indebtedness outstanding, which constitutes approximately 6.5% of total outstanding indebtedness as of such date. As of December 31, 2018, the Operating Partnership had approximately $27.0 million of variable rate indebtedness outstanding, which constitutes all outstanding indebtedness to third parties as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties.

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

Changes to the U.S. Federal Income Tax Laws, including the Enactment of Certain Tax Reform Measures, Could Have an Adverse Impact on Our Business and Financial Results. The recently passed Tax Cuts and Jobs Act of 2017 significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. The impact of the Act on us and our stockholders is uncertain, and may not become evident for some period of time. For example, the Act contained provisions that may reduce the relative competitive advantage of operating as a REIT, including the lowering of income tax rates on individuals and corporations, which eases the burden of double taxation on corporate dividends and potentially causes the single level of taxation on REIT distributions to become relatively less attractive. The Act also contains provisions allowing the expensing of capital expenditures, which could result in the bunching of taxable income and required distributions for REITs, and provisions extending the depreciable lives of certain real estate assets and further limiting the deductibility of interest expense, which could negatively impact the real estate market. In addition, although the Tax Cuts and Jobs Act of 2017 was recently passed, there can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are regularly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

At  December 31, 2018, our consolidated apartment portfolio included 127 communities located in 19 markets, with a total of 39,931 completed apartment homes.

The tables below set forth a summary of real estate portfolio by geographic market of the Company and of the Operating Partnership at December 31, 2018.

SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2018

UDR, INC.

			Percentage	Total				Average
	Number of	Number of	of Total	Carrying			Average	Home Size
	Apartment	Apartment	Carrying	Value	Encumbrances	Cost per	Physical	(in square
	Communities	Homes	Value	(in thousands)	(in thousands)	Home	Occupancy	feet)
WEST REGION
Orange County, CA	11	4,950	14.4%	$1,475,898	$—	$298,161	92.3%	731
San Francisco, CA	11	2,751	8.5%	868,607	27,000	315,742	96.7%	830
Seattle, WA	15	2,837	9.7%	993,287	74,910	350,119	96.5%	900
Los Angeles, CA	4	1,225	4.5%	454,303	67,700	370,860	96.2%	967
Monterey Peninsula, CA	7	1,565	1.7%	177,687	—	113,538	96.8%	728
Other Southern California	2	654	1.1%	107,159	—	163,852	96.5%	960
Portland, OR	2	476	0.5%	49,113	—	103,179	96.6%	903
MID-ATLANTIC REGION
Metropolitan D.C.	21	7,798	19.9%	2,036,504	213,078	261,157	97.4%	883
Richmond, VA	4	1,358	1.5%	148,231	—	109,154	97.9%	1,018
Baltimore, MD	3	720	1.5%	152,023	—	211,143	96.2%	993
NORTHEAST REGION
New York, NY	4	1,945	12.9%	1,314,294	—	675,730	97.9%	742
Boston, MA	6	2,133	9.1%	924,630	105,000	433,488	81.3%	957
SOUTHEAST REGION
Orlando, FL	9	2,500	2.2%	225,722	—	90,289	96.8%	946
Tampa, FL	7	2,287	2.5%	256,749	—	112,265	97.2%	982
Nashville, TN	8	2,260	2.1%	211,364	—	93,524	96.5%	933
Other Florida	1	636	0.8%	85,475	—	134,395	96.5%	1,130
SOUTHWEST REGION
Dallas, TX	7	2,345	2.8%	283,351	115,000	120,832	96.5%	862
Austin, TX	4	1,273	1.6%	164,002	—	128,831	97.1%	913
Denver, CO	1	218	1.4%	141,918	—	651,000	91.6%	948
Total Operating Communities	127	39,931	98.7%	10,070,317	602,688	$252,193	95.5%	880
Land	—	—	0.7%	67,734	—
Other	—	—	0.6%	58,108	(1,461)
Total Real Estate Owned	127	39,931	100.0%	$10,196,159	$601,227

SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2018

UNITED DOMINION REALTY, L.P.

			Percentage	Total				Average
	Number of	Number of	of Total	Carrying			Average	Home Size
	Apartment	Apartment	Carrying	Value	Encumbrances	Cost per	Physical	(in square
	Communities	Homes	Value	(in thousands)	(in thousands)	Home	Occupancy	feet)
WEST REGION
Orange County, CA	5	3,119	19.3%	$737,373	$—	$236,413	96.4%	583
San Francisco, CA	9	2,209	15.8%	601,989	27,000	272,517	96.7%	817
Seattle, WA	5	932	5.9%	226,436	—	242,957	96.4%	874
Los Angeles, CA	2	344	3.0%	114,895	—	333,997	96.2%	976
Monterey Peninsula, CA	7	1,565	4.7%	177,687	—	113,538	96.8%	728
Other Southern California	1	414	1.9%	73,962	—	178,652	96.2%	996
Portland, OR	2	476	1.3%	49,113	—	103,179	96.6%	903
MID-ATLANTIC REGION
Metropolitan D.C.	6	2,068	14.7%	559,691	—	270,644	97.5%	898
Baltimore, MD	2	540	2.8%	104,684	—	193,859	96.4%	968
NORTHEAST REGION
New York, NY	2	996	16.0%	609,698	—	612,147	97.8%	690
Boston, MA	1	387	1.9%	72,882	—	188,326	97.0%	1,069
SOUTHEAST REGION
Tampa, FL	2	942	2.8%	106,909	—	113,492	97.7%	1,043
Nashville, TN	6	1,612	3.9%	148,338	—	92,021	96.3%	925
Other Florida	1	636	2.3%	85,475	—	134,395	96.5%	1,130
SOUTHWEST REGION
Denver, CO	1	218	3.7%	141,918	—	651,000	91.6%	948
Total Operating Communities	52	16,458	100.0%	3,811,050	27,000	$231,562	96.7%	828
Other	—	—	—%	935	(71)
Total Real Estate Owned	52	16,458	100.0%	$3,811,985	$26,929

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

On February 18, 2019, there were 3,464 holders of record of the 275,611,046 outstanding shares of our common stock.

We have determined that, for federal income tax purposes, approximately 61% of the distributions for 2018 represented ordinary income, less than 1% represented qualified ordinary income, 5% represented long-term capital gain, 18% represented unrecaptured section 1250 gain, and 16% represented nondividend distributions.

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

Distributions declared on the Series E for the years ended December 31, 2018 and 2017 were $1.3968 per share, or $0.3492 per quarter, and $1.33 per share, or $0.3322 per quarter, respectively. The Series E is not listed on any exchange. At December 31, 2018, a total of 2,780,994 shares of the Series E were outstanding.

Series F Preferred Stock

We are authorized to issue up to 20,000,000 shares of our Series F Preferred Stock (“Series F”). The Series F may be purchased by holders of our Operating Partnership Units, or OP Units, described below under “Operating Partnership Units,” and holders of limited partnership interests in the DownREIT Partnership at a purchase price of $0.0001 per share. OP/DownREIT unitholders are entitled to subscribe for and purchase one share of the Series F for each OP/DownREIT Unit held.

As of December 31, 2018, a total of 15,802,393 shares of the Series F were outstanding. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to any other rights, privileges or preferences.

Distribution Reinvestment and Stock Purchase Plan

We have a Distribution Reinvestment and Stock Purchase Plan under which holders of our common stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of our common stock. Stockholders who do not participate in the plan continue to receive distributions as and when declared. As of February 18, 2019, there were approximately 2,000 participants in the plan.

United Dominion Realty, L.P.:

Operating Partnership Units

There is no established public trading market for United Dominion Realty, L.P.’s Operating Partnership Units. From time to time we issue shares of our common stock in exchange for OP Units tendered to the Operating Partnership for redemption in accordance with the provisions of the Operating Partnership’s limited partnership agreement. At December 31, 2018, there were 183,636,543 OP Units outstanding in the Operating Partnership, of which 174,248,699 OP Units or 94.9% were owned by UDR and affiliated entities and 9,387,844 OP Units or 5.1% were owned by non-affiliated limited partners. Under the terms of the Operating Partnership’s limited partnership agreement, the holders of OP Units have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the holder in exchange for a cash payment based on the market value of our common stock at the time of redemption. However, the Operating Partnership’s obligation to pay the cash amount is subject to the prior right of the Company to acquire such OP Units in exchange for either the cash amount or the number of shares of our common stock equal to the number of OP Units being redeemed.

During 2018, we issued a total of 11,011 shares of common stock upon redemption of OP Units.

Purchases of Equity Securities

In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, UDR’s Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under these programs during the quarter ended December 31, 2018.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (a)
Beginning Balance	10,560,863	$22.66	10,560,863	14,439,137
October 1, 2018 through October 31, 2018	—	—	—	14,439,137
November 1, 2018 through November 30, 2018	—	—	—	14,439,137
December 1, 2018 through December 31, 2018	—	—	—	14,439,137
Balance as of December 31, 2018	10,560,863	$22.66	10,560,863	14,439,137

(a)

This number reflects the amount of shares that were available for purchase under our 10 million share repurchase program authorized in February 2006 and our 15 million share repurchase program authorized in January 2008.

Comparison of Five-year Cumulative Total Returns

The following graph compares the five-year cumulative total returns for UDR common stock with the comparable cumulative return of the NAREIT Equity REIT Index, Standard & Poor’s 500 Stock Index, the NAREIT Equity Apartment Index and the MSCI U.S. REIT Index. The graph assumes that $100 was invested on December 31, 2013, in each of our common stock and the indices presented. Historical stock price performance is not necessarily indicative of future stock price performance. The comparison assumes that all dividends are reinvested.

	Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
UDR, Inc.	100.00	137.18	172.79	173.25	189.05	201.16
NAREIT Equity Apartment Index	100.00	139.62	162.60	167.24	173.46	179.88
MSCI U.S. REIT Index	100.00	130.38	133.67	145.16	152.52	145.55
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
NAREIT Equity REIT Index	100.00	130.14	134.30	145.74	153.36	146.27

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

Item 6. SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial and other information of UDR, Inc. and of the Operating Partnership as of and for each of the years in the five-year period ended December 31, 2018. The tables should be read in conjunction with each of UDR, Inc.’s and the Operating Partnership’s respective consolidated financial statements and the notes thereto, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report.

	UDR, Inc.
	Year Ended December 31,
	(In thousands, except per share data
	and apartment homes owned)
	2018	2017	2016	2015	2014
OPERATING DATA:
Rental income	$1,035,105	$984,309	$948,461	$871,928	$805,002
Income/(loss) from continuing operations (a)	221,542	132,655	320,380	357,159	159,832
Income/(loss) from discontinued operations, net of tax	—	—	—	—	10
Net income/(loss)	221,542	132,655	320,380	357,159	159,842
Distributions to preferred stockholders	3,868	3,708	3,717	3,722	3,724
Net income/(loss) attributable to common stockholders	199,238	117,850	289,001	336,661	150,610
Common stock distributions declared	348,079	331,974	315,102	289,500	263,503
Income/(loss) per weighted average common share — basic	$0.74	$0.44	$1.09	$1.30	$0.60
Income/(loss) per weighted average common share — diluted	$0.74	$0.44	$1.08	$1.29	$0.59
Weighted average number of Common Shares outstanding — basic	268,179	267,024	265,386	258,669	251,528
Weighted average number of Common Shares outstanding — diluted	269,483	268,830	267,311	263,752	253,445
Weighted average number of Common Shares outstanding, OP Units/DownREIT Units and Common Stock equivalents outstanding — diluted	297,042	296,672	295,469	276,699	265,728
Common stock distributions declared - per share	$1.29	$1.24	$1.18	$1.11	$1.04
Balance Sheet Data:
Real estate owned, at cost (b)	$10,196,159	$10,177,206	$9,615,753	$9,190,276	$8,383,259
Accumulated depreciation (b)	3,654,160	3,330,166	2,923,625	2,646,874	2,434,772
Total real estate owned, net of accumulated depreciation (b)	6,541,999	6,847,040	6,692,128	6,543,402	5,948,487
Total assets	7,711,728	7,733,273	7,679,584	7,663,844	6,828,728
Secured debt, net (b)	601,227	803,269	1,130,858	1,376,945	1,354,321
Unsecured debt, net	2,946,560	2,868,394	2,270,620	2,193,850	2,210,978
Total liabilities	3,816,211	3,949,771	3,673,132	3,816,797	3,810,298
Total stockholders’ equity	2,905,625	2,825,800	3,093,110	2,899,755	2,735,097
Number of Common Shares outstanding	275,546	267,822	267,259	261,845	255,115
Other Data (b)
Total consolidated apartment homes owned (at end of year)	39,931	39,998	39,454	40,728	39,851
Weighted average number of consolidated apartment homes owned during the year	39,406	39,692	40,543	39,501	40,644
Cash Flow Data:
Cash provided by/(used in) operating activities (c)	$560,676	$518,915	$536,568	$457,162	$397,582
Cash provided by/(used in) investing activities (c)	(113,548)	(407,406)	(112,720)	(265,538)	(299,338)
Cash provided by/(used in) financing activities	(260,067)	(111,785)	(429,282)	(201,648)	(113,725)
Funds from Operations (d):
Funds from operations attributable to common stockholders and unitholders — basic	$570,254	$538,916	$527,096	$455,565	$411,702
Funds from operations attributable to common stockholders and unitholders — diluted	574,122	542,624	530,813	459,287	415,426

(a)

As a result of SEC rule changes effective November 2018, Income/(loss) from continuing operations has been retrospectively updated to include Gain/(loss) on the sale of real estate. For additional information, see Note 2, Significant Accounting Policies, in the notes to the UDR Consolidated Financial Statements included in this Report. As a result, the following retrospective changes were made to the above table:

	Year ended December 31,
	2017	2016	2015	2014
Income/(loss) from continuing operations - as previously reported	$89,251	$109,529	$105,482	$16,260
Gain/(loss) on sale of real estate owned, net of tax	43,404	210,851	251,677	143,572
Income/(loss) from continuing operations - as reported herein	$132,655	$320,380	$357,159	$159,832

(b)	Includes amounts classified as Held for Disposition, where applicable.

(c)

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) ASU 2016‑18, Statement of Cash Flows (Topic 230), Restricted Cash.  See Note 2, Significant Accounting Policies, in the Notes to the UDR, Inc. Consolidated Financial Statements included in this Report for a complete decription of the ASU and its impact. As a result, the following retrospective changes were made to the above table:

	Year ended December 31,
	2017	2016	2015	2014
Net cash provided by/(used in) operating activities - as previously reported	$519,152	$536,929	$458,627	$397,303
(Increase)/decrease in operating assets	(237)	(361)	(1,465)	279
Net cash provided by /(used in) operating activities - as reported herein	$518,915	$536,568	$457,162	$397,582

Net cash provided by /(used in) investing activities - as previously reported	$(407,441)	$(112,277)	$(265,461)	$(298,603)
Proceeds from sales of real estate investments, net	-	(555)	-	(82)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	35	112	(77)	(653)
Net cash provided by /(used in) investing activities - as reported herein	$(407,406)	$(112,720)	$(265,538)	$(299,338)

(d)

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

United Dominion Realty, L.P.

Year Ended December 31,

(In thousands, except per OP unit data

and apartment homes owned)

	2018	2017	2016	2015	2014
OPERATING DATA:
Rental income	$431,920	$419,377	$404,415	$440,408	$422,634
Net income/(loss) (a)	231,485	107,855	79,262	215,063	97,179
Net income/(loss) attributable to OP unitholders	229,763	106,307	77,818	213,301	96,227
Income/(loss) per weighted average OP Unit - basic and diluted	$1.25	$0.58	$0.42	$1.16	$0.53
Weighted average number of OP Units outstanding — basic and diluted	183,609	183,344	183,279	183,279	183,279
Balance Sheet Data:
Real estate owned, at cost (b)	$3,811,985	$3,816,956	$3,674,704	$3,630,950	$4,238,770
Accumulated depreciation (b)	1,658,161	1,543,652	1,408,815	1,281,258	1,403,303
Total real estate owned, net of accumulated depreciation (b)	2,153,824	2,273,304	2,265,889	2,349,647	2,835,467
Total assets	2,304,590	2,395,573	2,415,535	2,554,808	2,873,809
Secured debt, net (b)	26,929	159,845	433,974	475,964	927,484
Total liabilities	818,701	520,443	797,036	833,478	1,139,758
Total partners’ capital	1,472,070	1,464,295	1,578,202	1,713,412	1,703,001
Advances (to)/from the General Partner	—	397,899	19,659	(11,270)	13,624
Number of OP units outstanding	183,637	183,351	183,279	183,279	183,279
Other Data:
Total consolidated apartment homes owned (at end of year) (b)	16,434	16,698	16,698	16,974	20,814
Cash Flow Data:
Cash provided by/(used in) operating activities (c)	$255,668	$235,257	$228,941	$224,396	$208,118
Cash provided by/(used in) investing activities (c)	71,683	(105,989)	(9,455)	23,485	(46,451)
Cash provided by/(used in) financing activities	(326,535)	(128,846)	(221,483)	(247,747)	(162,777)

(a)

As a result of SEC rule changes effective November 2018, Income/(loss) from continuing operations has been retrospectively updated to include Gain/(loss) on the sale of real estate and is now presented as Net income/(loss). For additional information, see Note 2, Significant Accounting Policies, in the notes to the United Dominion Realty, L.P. Consolidated Financial Statements included in this Report.

(b)	Includes amounts classified as Held for Disposition, where applicable.

(c)

The Operating Partnership adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) ASU 2016‑18, Statement of Cash Flows (Topic 230), Restricted Cash.  See Note 2, Significant Accounting Policies, in the Notes to the United Dominion Realty, L.P. Consolidated Financial Statements included in this Report for a complete decription of the ASU and its impact. As a result, the following retrospective changes were made to the above table:

	Year ended December 31,
	2017	2016	2015	2014
Net cash provided by/(used in) operating activities - as previously reported	$234,463	$228,682	$226,765	$208,032
(Increase)/decrease in operating assets	794	259	(2,369)	86
Net cash provided by /(used in) operating activities - as reported herein	$235,257	$228,941	$224,396	$208,118

Net cash provided by /(used in) investing activities - as previously reported	$(106,080)	$(9,546)	$23,583	$(46,650)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	91	91	(98)	199
Net cash provided by /(used in) investing activities - as reported herein	$(105,989)	$(9,455)	$23,485	$(46,451)

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

•

risks that third parties who have an interest in or are otherwise involved in projects in which we have an interest, including mezzanine borrowers, joint ventures or other investors, do not perform as expected;

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

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the years ended December 31, 2018,  2017 and 2016 of each of UDR, Inc. and United Domination Realty, L.P.

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

At December 31, 2018, our consolidated real estate portfolio included 127 communities in 11 states plus the District of Columbia totaling 39,931 apartment homes, and our total real estate portfolio, inclusive of our unconsolidated communities, included an additional 32 communities with 8,112 apartment homes.

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

In addition to construction costs, we capitalize costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion. The costs capitalized are reported on the Consolidated Balance Sheets as Total Real Estate Owned, Net of Accumulated Depreciation. Amounts capitalized during the years ended December 31, 2018,  2017, and 2016 were $18.1 million, $27.4 million, and $24.4 million, respectively.

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

REIT Status

We are a Maryland corporation that has elected to be treated for federal income tax purposes as a REIT. A REIT is a legal entity that holds interests in real estate and is required by the Code to meet a number of organizational and operational requirements, including a requirement that a REIT must distribute at least 90% of our REIT taxable income (other than our net capital gain) to our stockholders. If we were to fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at the regular corporate rates and may not be able to qualify as a REIT for four years. Based on the net earnings reported for the year ended December 31, 2018 in our Consolidated Statements of Operations, we would have incurred federal and state GAAP income taxes if we had failed to qualify as a REIT.

Summary of Real Estate Portfolio by Geographic Market

The following table summarizes our market information by major geographic markets as of and for the year ended December 31, 2018

		December 31, 2018			Year Ended December 31, 2018
			Percentage	Total		Monthly	Net
	Number of	Number of	of Total	Carrying	Average	Income per	Operating
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Income
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	(in thousands)
West Region
Orange County, CA	10	4,434	11.0%	$1,123,626	96.2%	$2,302	$91,463
San Francisco, CA	11	2,751	8.5%	865,010	96.7%	3,560	86,159
Seattle, WA	14	2,593	8.7%	889,283	96.6%	2,423	51,882
Los Angeles, CA	4	1,225	4.5%	454,304	96.2%	2,812	29,462
Monterey Peninsula, CA	7	1,565	1.7%	177,689	96.8%	1,770	24,859
Other Southern California	2	654	1.1%	107,144	96.5%	1,896	10,747
Portland, OR	2	476	0.5%	49,113	96.6%	1,576	6,526
Mid-Atlantic Region
Metropolitan D.C.	21	7,798	19.8%	2,017,115	97.4%	2,031	127,994
Richmond, VA	4	1,358	1.5%	148,231	97.9%	1,335	16,039
Baltimore, MD	3	720	1.5%	152,023	96.2%	1,689	9,637
Northeast Region
New York, NY	4	1,945	12.8%	1,307,371	97.9%	4,335	64,798
Boston, MA	5	1,548	5.6%	567,245	96.6%	3,063	41,200
Southeast Region
Orlando, FL	9	2,500	2.2%	225,723	96.8%	1,344	27,690
Tampa, FL	7	2,287	2.5%	256,747	97.2%	1,402	25,187
Nashville, TN	8	2,260	2.1%	211,365	96.5%	1,301	24,583
Other Florida	1	636	0.8%	85,475	96.5%	1,595	7,760
Southwest Region
Dallas, TX	6	2,040	2.0%	206,465	96.7%	1,253	18,244
Austin, TX	3	883	0.9%	91,216	97.5%	1,361	8,164
Total/Average Same-Store Communities	121	37,673	87.7%	8,935,145	96.9%	$2,145	672,394
Non-Mature, Commercial Properties & Other	6	2,258	12.3%	1,261,014			59,721
Total Real Estate Owned	127	39,931	100.0%	10,196,159			$732,115
Total Accumulated Depreciation				(3,654,160)
Total Real Estate Owned, Net of Accumulated Depreciation				$6,541,999

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2017 and held as of December 31, 2018. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

Our Non-Mature Communities/Other segment represents those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

Liquidity and Capital Resources

Liquidity is the ability to meet present and future financial obligations either through operating cash flows, sales of properties, borrowings under our credit agreements, and/or the issuance of debt and/or equity securities. Our primary source of liquidity is our cash flow from operations as determined by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment homes and borrowings under our credit agreements. We routinely use our unsecured revolving credit facility to temporarily fund certain investing and financing activities prior to arranging for longer-term financing or the issuance of equity or debt securities. During the past several years, proceeds from the sale of real estate have been used for both investing and financing activities as we continue to excute on maintaining a diversified portfolio.

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

In July 2017, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in April 2017, which had replaced the prior at-the-market equity offering program entered into in April 2012. During the year ended December 31, 2018, the Company did not sell any shares of common stock through its ATM program.

In February 2018, the Company amended its working capital credit facility, which provides for a $75 million unsecured revolving credit facility (the “Working Capital Credit Facility”), to extend the scheduled maturity date from January 1, 2019 to January 15, 2021. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to LIBOR plus a margin of 82.5 basis points. Depending on the Company’s credit rating, the margin ranges from 75 to 145 basis points. In September 2018, the Company further amended the Working Capital Credit Facility to lower the margin to the ranges disclosed above, which are consistent with the margins for the $1.1 billion unsecured revolving credit facility described below.

During the year ended December 31, 2018, the Company repurchased 593,373 shares of its common stock at a weighted average price per share of $33.69, for total consideration of approximately $20.0 million under its share repurchase program.

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

The Credit Agreement amended and restated the Company’s prior credit agreement, which provided for: (i) a $1.1 billion revolving credit facility scheduled to mature in January 2020 and (ii) a $350.0 million term loan scheduled to mature in January 2021. The prior credit agreement allowed the total commitments under the revolving credit facility and total borrowings under the term loan to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions.

In October 2018, the Company issued $300.0 million of 4.40% senior unsecured medium-term notes due January 26, 2029. The effective rate of the notes is 4.27% after the effect of a cash flow hedge. Interest is payable semi-annually in arrears on January 26 and July 26 of each year, beginning on January 26, 2019. The notes were priced at

99.998% of the principal amount at issuance. The Company used the net proceeds for the repayment of debt, including $195.8 million of the outstanding balance under the Fannie Mae credit facilities, and for general corporate purposes.

In December 2018, the Company sold 7,150,000 shares of its common stock for aggregate gross proceeds of approximately $300.2 million at a price per share of $41.98. Aggregate net proceeds from the sale, after deducting the underwriting discount and offering-related expenses, were approximately $299.8 million, which will be used for planned acquisitions of assets, working capital and general corporate purposes.

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

During 2019, we have approximately $71.5 million of secured debt maturing, inclusive of principal amortization, and $101.1 million of unsecured debt maturing, comprised solely of unsecured commercial paper. We prepaid $195.8 million of secured debt previously due in 2019 with proceeds from the senior unsecured medium-term notes issued in October 2018 and anticipate repaying the remaining debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities,  Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the years ended December 31, 2018,  2017, and 2016.

Operating Activities

For the year ended December 31, 2018,  Net cash provided by/(used in) operating activities was $560.7 million compared to $518.9 million for 2017. The increase in cash flow from operating activities was primarily due to improved net operating income, primarily driven by revenue growth at communities,  and changes in operating assets and liabilities.

For the year ended December 31, 2017, Net cash provided by/(used in) operating activities was $518.9 million compared to $536.6 million for 2016. The decrease in cash flow from operating activities was primarily due to a decrease in cash from return on investment in unconsolidated joint ventures, partially offset by improved net operating income, primarily driven by revenue growth at communities, and changes in operating assets and liabilities.

Investing Activities

For the year ended December 31, 2018,  Net cash provided by/(used in) investing activities  was $(113.5) million compared to $(407.4) million for 2017. The decrease in cash used in investing activities was primarily due to an increase in proceeds from the sale of real estate assets and decreases in the acquisition of real estate assets, investments in unconsolidated joint ventures, development of real estate assets, capital expenditures and other major improvements and distributions received from unconsolidated joint ventures, partially offset by an increase in issuances of notes receivable.

For the year ended December 31, 2017, Net cash provided by/(used in) investing activities was $(407.4) million compared to $(112.7) million for 2016. The increase in cash used in investing activities was primarily due to a decrease in proceeds from the sale of real estate assets, an increase in investment in unconsolidated joint ventures, and an increase in spend on consolidated development projects, capital expenditures and major renovations, partially offset by a decrease in the acquisition of real estate assets and an increase in distributions received from unconsolidated joint ventures.

Acquisitions

During the year ended December 31, 2018, the Company did not have any acquisitions of real estate.

In October 2017, the Company acquired an operating community located in Denver, Colorado with a total of 218 apartment homes and 17,000 square feet of retail space for a purchase price of approximately $141.5 million. The Company consolidated the operating community and accounted for the consolidation as a business combination. As a result of the consolidation, the Company increased its real estate assets owned by $139.0 million, recorded approximately $2.5 million of in-place lease intangibles and recorded a gain on consolidation of approximately $14.8 million, which is included in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations. The acquisition was funded with tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986 (“Section 1031 exchanges”). Prior to acquiring the community, the Company had provided $93.5 million as a participating loan investment to the third-party developer and was entitled to receive, in addition to repayment of principal and interest, contingent interest equal to 50% of the sum of the amount the property was sold for less construction and closing costs, which equaled approximately $14.9 million. The Company had previously accounted for its participating loan investment as an unconsolidated joint venture.

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

Dispositions

In December 2018, the Company sold an operating community in Fairfax, Virginia with a total of 604 apartment homes for gross proceeds of $160.0 million, resulting in a gain of $65.9 million.

In February 2018, the Company sold an operating community in Orange County, California with a total of 264 apartment homes for gross proceeds of $90.5 million, resulting in a gain of $70.3 million. The proceeds were designated for a tax-deferred Section 1031 exchange that were used to pay a portion of the purchase price for an acquisition in October 2017.

In December 2017, the Company sold two operating communities with a total of 218 apartment homes in Orange County, California and Carlsbad, California for gross proceeds of $69.0 million, resulting in a gain of $41.3 million.

In February 2017, the Company sold a parcel of land in Richmond, Virginia for gross proceeds of $3.5 million, resulting in a gain of $2.1 million.

In November 2016, the Company sold seven operating communities with a total of 1,402 apartment homes in Baltimore, Maryland and an operating community with 380 apartment homes in Dallas, Texas for gross proceeds of $284.6 million, resulting in a gain, net of tax, of $200.5 million. A portion of the proceeds was designated for tax-deferred Section 1031 exchanges.

In May 2016, the Company sold a retail center in Bellevue, Washington for gross proceeds of $45.4 million, resulting in a gain, net of tax, of $7.3 million. A portion of the proceeds was designated for tax-deferred Section 1031 exchanges.

In March 2016, the Company sold its 95% ownership interest in two parcels of land in Santa Monica, California for gross proceeds of $24.0 million, resulting in a gain, net of tax, of $3.1 million.

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

For the year ended December 31, 2018, total capital expenditures of $112.6 million or $2,857 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $105.9 million or $2,667 per stabilized home for the prior year.

The increase in total capital expenditures was primarily due to:

•	an increase of 48.2%, or $7.4 million, in major renovations, which include major structural changes and/or architectural revisions to existing buildings; and
•	an increase of 2.2%, or $0.8 million, in asset preservation expenditures, such as building interiors, building exteriors, and landscaping and grounds.

This was partially offset by:

•	a decrease of 3.5%, or $1.6 million, in revenue-enhancing improvements, such as kitchen and bath remodels and upgrades to common areas.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the years ended December 31, 2018 and 2017  (dollars in thousands):

				Per Home
	Year Ended December 31,			Year Ended December 31,
	2018	2017	% Change	2018	2017	% Change
Turnover capital expenditures	$11,009	$10,905	1.0%	$279	$275	1.5%
Asset preservation expenditures	35,906	35,129	2.2%	911	885	2.9%
Total recurring capital expenditures	46,915	46,034	1.9%	1,190	1,160	2.6%
Revenue-enhancing improvements	42,905	44,467	(3.5)%	1,089	1,120	(2.8)%
Major renovations (a)	22,774	15,370	48.2%	578	387	49.3%
Total capital expenditures	$112,594	$105,871	6.4%	$2,857	$2,667	7.1%
Repair and maintenance expense	$35,273	$33,704	4.7%	$895	$849	5.4%
Average home count (b)	39,406	39,692	(0.7)%

(a)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(b)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

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

Consolidated Real Estate Under Development

At December 31, 2018, no communities were under development. During 2018, we incurred $150.2 million for development costs, a decrease of $98.3 million as compared to costs incurred in 2017 of $248.5 million.

During the year ended December 31, 2018, the Company completed the development of two communities, located in Huntington Beach, California and Boston, Massachusetts, with a total of 1,101 apartment homes.

At December 31, 2018, the Company was not redeveloping any communities.

During the year ended December 31, 2018, we incurred $22.8 million in major renovations, which include major structural changes and/or architectural revisions to existing buildings, an increase of $7.4 million as compared to $15.4 million incurred in 2017.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the year ended December 31, 2018:

•	two developments held by unconsolidated joint ventures were completed in Los Angeles, California and Addison, Texas with a total of 533 apartment homes;
•	we made investments totaling $112.0 million in our unconsolidated joint ventures;
•	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $(5.1) million;
•	we received distributions of $46.9 million, of which $4.2 million were operating cash flows and $42.7 million were investing cash flows; and

•	we contributed $120.7 million to seven unconsolidated investments under our Developer Capital Program, which earn preferred returns ranging between 8.0% to 12.5%.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the years ended December 31, 2018 and 2017.

Financing Activities

For the years ended December 31, 2018,  2017 and 2016,  Net cash provided by/(used in) financing activities was $(260.1) million, $(111.8) million and $(429.3) million, respectively.

The following significant financing activities occurred during the year ended December 31, 2018:

•

issuance of $300.0 million of 4.40% senior unsecured medium-term notes due January 26, 2029  (4.27% effective rate after the effect of a cash flow hedge) for net proceeds of approximately $300.0 million;

•	net repayment of $198.9 million on our unsecured commercial paper program;
•	net repayment of $21.8 million on the Company’s unsecured revolving credit facilities;
•	repayment of $279.2 million of secured debt;
•	issuance of $80.0 million of secured debt;
•	sale of 7,150,000 shares of common stock for aggregate net proceeds of $299.8 million at a price per share of $41.98;
•	repurchase of common shares for approximately $20.0 million; and
•	payment of distributions of $342.2 million to our common stockholders.

The following significant financing activities occurred during the year ended December 31, 2017:

•	issuance of $300.0 million of 3.50% senior unsecured medium-term notes due July 1, 2027, for net proceeds of approximately $296.9 million;
•	issuance of $300.0 million of 3.50% senior unsecured medium-term notes due January 15, 2028, for net proceeds of approximately $296.9 million;
•	net proceeds of $300.0 million under our unsecured commercial paper program;
•	repayment of $326.3 million of secured debt;
•	redemption of $300.0 million of 4.25% unsecured medium-term notes due June 2018 prior to maturity; and
•	payment of distributions of $327.8 million to our common stockholders.

The following significant financing activities occurred during the year ended December 31, 2016:

•	issuance of $300.0 million of 2.95% senior unsecured medium-term notes due September 1, 2026;
•	repayment of $375.3 million of secured debt and $11.8 million of unsecured debt;
•	repayment of $83.3 million of 5.25% unsecured medium-term notes due January 2016;
•	issuance of $50.0 million of secured debt;
•	net repayment of $128.7 million under the Company’s unsecured revolving credit facility;

•	sale of 5,000,000 shares of common stock for aggregate net proceeds of approximately $173.2 million at a price per share of $34.73; and
•	payment of distributions of $308.9 million to our common stockholders.

Credit Facilities and Commercial Paper Program

UDR had one secured credit facility with Fannie Mae with a commitment of $90.0 million at December 31, 2018. The Fannie Mae credit facility matures in July 2020 and bears interest at a fixed rate of 3.95%.

During the year ended December 31, 2018, the Company prepaid $29.0 million of its variable rate secured credit facilities with proceeds from the refinance of a mortgage note payable and prepaid $195.8 million of its fixed rate secured credit facilities with proceeds from the issuance of senior unsecured medium-term notes.

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

The Credit Agreement amended and restated the Company’s prior credit agreement, which provided for: (i) a $1.1 billion revolving credit facility scheduled to mature in January 2020 and (ii) a $350.0 million term loan scheduled to mature in January 2021. The prior credit agreement allowed the total commitments under the revolving credit facility and total borrowings under the term loan to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions.

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

As of December 31, 2018, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.1 billion of unused capacity (excluding $3.3 million of letters of credit at December 31, 2018), and $350.0 million of outstanding borrowings under the Term Loan.

We have a working capital credit facility, which provides for a $75 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 15, 2021. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to LIBOR plus a margin of 82.5 basis points. Depending on the Company’s credit rating, the margin ranges from 75 to 145 basis points. In February 2018, we amended the Working Capital Credit Facility to extend the scheduled maturity date from January 1, 2019 to January 15, 2021. In September 2018, the Company further amended the Working Capital Credit Facility to lower the margin to the ranges disclosed above, which are consistent with the margins for the $1.1 billion unsecured revolving credit facility described above.

As of December 31, 2018, we had less than $0.1 million of outstanding borrowings under the Working Capital Credit Facility, leaving $75.0 million of unused capacity.

The Fannie Mae credit facility, the bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at December 31, 2018.

We have an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $500 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of our other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of December 31, 2018, we had issued $101.1 million of commercial paper, for one month terms, at a weighted average annualized rate of 2.90%, leaving $398.9 million of unused capacity.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $230.8 million in variable rate debt that is not subject to interest rate swap contracts as of December 31, 2018. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $5.4 million based on the average balance outstanding during the year.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by/(used in) operating activities	$560,676	$518,915	$536,568
Net cash provided by/(used in) investing activities	(113,548)	(407,406)	(112,720)
Net cash provided by/(used in) financing activities	(260,067)	(111,785)	(429,282)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the years ended December 31, 2018,  2017 and 2016.

Net Income/(Loss) Attributable to Common Stockholders

2018 -vs- 2017

Net income/(loss) attributable to common stockholders was $199.2 million ($0.74 per diluted share) for the year ended December 31, 2018, as compared to $117.9 million ($0.44 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•

gains of $136.2 million on the sale of two operating communities with a total of 868 apartment homes in Huntington Beach, California and Fairfax, Virginia, during the year ended December 31, 2018, as compared to gains of $43.4 million on the sale of a parcel of land in Richmond, Virginia and the sale of two operating communities with a total of 218 apartment homes in Orange County, California and Carlsbad, California during the year ended December 31, 2017; and

•

an increase in total property NOI of $33.6 million primarily due to higher revenue per occupied home and NOI from communities acquired in 2017, redeveloped in 2017 or recently developed, partially offset by a decrease from sold communities.

This was partially offset by:

•

a decrease in income from unconsolidated entities of $36.3 million primarily due to gains on sale or consolidation of $35.4 million from the purchase or sale of previously unconsolidated operating communities in Seattle, Washington and Anaheim, California from our West Coast Development Joint

Venture and Denver, Colorado from our Development Capital Program during the year ended December 31, 2017.

2017 -vs- 2016

Net income/(loss) attributable to common stockholders was $117.9 million ($0.44 per diluted share) for the year ended December 31, 2017, as compared to $289.0 million ($1.08 per diluted share) for the comparable period in the prior year. The decrease resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•

gains of $43.4 million on the sale of a parcel of land in Richmond, Virginia and the sale of two operating communities with a total of 218 apartment homes in Orange County, California and Carlsbad, California, during the year ended December 31, 2017, as compared to gains of $226.2 million on the sale of eight operating communities with a total of 1,782 apartment homes, a retail center and the Company’s 95% interest in two land parcels during the year ended December 31, 2016;

•

an increase in depreciation expense of $10.4 million primarily due to homes delivered from our development and redevelopment communities and communities acquired in 2017 and 2016, partially offset by a decrease from sold communities and fully depreciated assets; and

•	a decrease in income from unconsolidated entities of $21.0 million primarily due to:
•

during the year ended December 31, 2017, total gains on sale or consolidation of $35.4 million from the purchase or sale of previously unconsolidated operating communities in Seattle, Washington and Anaheim, California from our West Coast Development Joint Venture and Denver, Colorado from our Development Capital Program.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Year Ended			Year Ended
	December 31, (a)			December 31, (b)
	2018	2017	% Change	2017	2016	% Change
Same-Store Communities:
Same-Store rental income	$939,726	$908,361	3.5%	$850,065	$819,962	3.7%
Same-Store operating expense (c)	(267,332)	(257,919)	3.6%	(242,522)	(234,385)	3.5%
Same-Store NOI	672,394	650,442	3.4%	607,543	585,577	3.8%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (d)	18,427	13,767	33.8%	61,002	47,711	27.9%
Acquired communities NOI	—	—	—%	5,783	—	—%
Redevelopment communities NOI	—	—	—%	4,021	4,270	(5.8)%
Development communities NOI	11,221	(295)	NM *	(295)	(436)	(32.3)%
Non-residential/other NOI	20,530	16,640	23.4%	17,081	16,244	5.2%
Sold and held for disposition communities NOI	9,543	17,949	(46.8)%	3,368	19,719	(82.9)%
Total Non-Mature Communities/Other NOI	59,721	48,061	24.3%	90,960	87,508	3.9%
Total property NOI	$732,115	$698,503	4.8%	$698,503	$673,085	3.8%

*Not meaningful

(a)	Same-Store consists of 37,673 apartment homes.
(b)	Same-Store consists of 35,471 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for the periods presented (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income/(loss) attributable to UDR, Inc.	$203,106	$121,558	$292,718
Joint venture management and other fees	(11,754)	(11,482)	(11,400)
Property management	28,465	27,068	26,083
Other operating expenses	12,100	9,060	7,649
Real estate depreciation and amortization	429,006	430,054	419,615
General and administrative	46,983	48,566	49,761
Casualty-related charges/(recoveries), net	2,121	4,335	732
Other depreciation and amortization	6,673	6,408	6,023
(Income)/loss from unconsolidated entities	5,055	(31,257)	(52,234)
Interest expense	134,168	128,711	123,031
Interest income and other (income)/expense, net	(6,735)	(1,971)	(1,930)
(Gain)/loss on sale of real estate owned	(136,197)	(43,404)	(226,199)
Tax provision/(benefit), net	688	(240)	11,574
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	18,215	10,933	27,282
Net income/(loss) attributable to noncontrolling interests	221	164	380
Total property NOI	$732,115	$698,503	$673,085

Same-Store Communities

2018 -vs- 2017

Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2017 and held on December 31, 2018) consisted of 37,673 apartment homes and provided 91.8% of our total NOI for the year ended December 31, 2018.

NOI for our Same-Store Community properties increased 3.4%, or $22.0 million, for the year ended December 31, 2018 compared to the same period in 2017. The increase in property NOI was attributable to a 3.5%, or $31.4 million, increase in property rental income, which was partially offset by a 3.6%, or $9.4 million, increase in operating expenses. The increase in property income was primarily driven by a 2.1%, or $17.6 million, increase in rental rates and an 11.5%, or $9.6 million, increase in reimbursements and ancillary and fee income. Physical occupancy increased 0.2% to 96.9% and total monthly income per occupied home increased 3.3% to $2,145.

The increase in operating expenses was primarily driven by a 9.1%, or $9.1 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) was 71.6% for both the years ended December 31, 2018 and 2017.

2017 -vs- 2016

Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2016 and held on December 31, 2017) consisted of 35,471 apartment homes and provided 87.0% of our total NOI for the year ended December 31, 2017.

NOI for our Same-Store Community properties increased 3.8%, or $22.0 million, for the year ended December 31, 2017 compared to the same period in 2016. The increase in property NOI was attributable to a 3.7%, or $30.1 million, increase in property rental income, which was partially offset by a 3.5%, or $8.1 million, increase in operating expenses. The increase in property income was primarily driven by a 2.5%, or $19.7 million, increase in rental rates and an 11.2%, or $7.4 million, increase in reimbursements and ancillary and fee income. Physical occupancy increased 0.2% to 96.8% and total monthly income per occupied home increased 3.5% to $2,064.

The increase in operating expenses was primarily driven by a 7.1%, or $6.2 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) increased to 71.5% for the year ended December 31, 2017 as compared to 71.4% for 2016.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

2018 -vs- 2017

The remaining 8.2%, or $59.7 million, of our total NOI during the year ended December 31, 2018 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 24.3%, or $11.7 million, for the year ended December 31, 2018 as compared to the same period in 2017. The increase was primarily attributable to an $11.5 million increase in NOI from development communities, a $4.6 million increase in NOI from stabilized, non-mature communities, and a $3.9 million increase in non-residential/other NOI, partially offset by a $8.4 million decrease in NOI from sold and held for disposition communities.

2017 -vs- 2016

The remaining 13.0%, or $91.0 million, of our total NOI for the year ended December 31, 2017 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 3.9%, or $3.5 million, for the year ended December 31, 2017 as compared to the same period in 2016. The increase was primarily attributable to a $13.3 million increase in NOI from stabilized, non-mature communities, a $5.8 million increase in NOI from acquired communities and a $0.8 million increase in non-residential/other NOI, partially offset by a $16.4 million decrease in NOI from sold and held for disposition communities.

Income/(Loss) from Unconsolidated Entities

For the years ended December 31, 2018 and 2017, we recognized income/(loss) from unconsolidated entities of $(5.1) million and $31.3 million, respectively. The decrease of $36.3 million was primarily due to:

•	no acquisitions or dispositions from the Company’s unconsolidated entities during the year ended December 31, 2018.

As compared to:

•

gains for the Company of $35.4 million on the sale of two communities out of the West Coast Development joint venture and the purchase and consolidation of 100% interest in two previously unconsolidated operating communities during the year ended December 31, 2017.

For the years ended December 31, 2017 and 2016, we recognized income/(loss) from unconsolidated entities of $31.3 million and $52.2 million, respectively. The decrease of $20.9 million was primarily due to:

•

gains for the Company of $35.4 million on the sale of two communities out of the West Coast Development joint venture and the purchase and consolidation of 100% interest in two previously unconsolidated operating communities during the year ended December 31, 2017.

As compared to:

•

the sale of three operating communities by the UDR/MetLife II joint venture during the year ended December 31, 2016, which resulted in gains of $47.7 million for the Company and a casualty gain of $3.8 million as a result of insurance proceeds related to a 2015 event.

Gain/(Loss) on Sale of Real Estate Owned

During the year ended December 31, 2018,  the Company recognized gains of $136.2 million on the sale of two operating communities in Huntington Beach, California, and Fairfax, Virginia.

During the year ended December 31, 2017, the Company recognized gains of $43.4 million on the sale of a parcel on land in Richmond, Virginia and two operating communities in Orange County, California and Carlsbad, California.

During the year ended December 31, 2016, the Company sold eight operating communities with a total of 1,782 apartment homes, a retail center, and its 95% interest in two land parcels, resulting in gains of $226.2 million.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	2019	2020-2021	2022-2023	Thereafter	Total
Long-term debt obligations	$172,637	$499,209	$792,402	$2,100,244	$3,564,492
Interest on debt obligations (a)	126,439	225,993	172,969	231,334	756,735
Letters of credit	3,265	—	—	—	3,265
Operating lease obligations:
Operating space	76	108	—	—	184
Ground leases (b)	4,901	9,802	9,802	313,918	338,423
	$307,318	$735,112	$975,173	$2,645,496	$4,663,099

(a)	Interest payments on variable rate debt instruments are based on each debt instrument’s respective year-end interest rate at December 31, 2018.
(b)

For purposes of our ground lease contracts, the Company uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a rent reset provision based on fair market value or changes in the consumer price index but does not include a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term.

During 2018, we incurred gross interest costs of $144.8 million, of which $10.6 million was capitalized.

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

Funds from Operations as Adjusted

FFO as Adjusted (“FFOA”) attributable to common stockholders and unitholders is defined as FFO excluding the impact of acquisition-related costs and other non-comparable items including, but not limited to, prepayment costs/benefits associated with early debt retirement, gains or losses on sales of non-depreciable property and marketable securities, deferred tax valuation allowance increases and decreases, casualty-related charges and recoveries, severance costs and legal costs.

Management believes that FFOA is useful supplemental information regarding our operating performance as it provides a consistent comparison of our operating performance across time periods and allows investors to more easily compare our operating results with other REITs. FFOA is not intended to represent cash flow or liquidity for the period, and is only intended to provide an additional measure of our operating performance. We believe that Net income/(loss) attributable to common stockholders is the most directly comparable GAAP financial measure to FFOA. However, other REITs may use different methodologies for calculating FFOA or similar FFO measures and, accordingly, our FFOA may not always be comparable to FFOA or similar FFO measures calculated by other REITs. FFOA should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or as an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.

Adjusted Funds from Operations

Adjusted FFO (“AFFO”) attributable to common stockholders and unitholders is defined as FFOA less recurring capital expenditures on consolidated communities that are necessary to help preserve the value of and maintain functionality at our communities. Therefore, management considers AFFO a useful supplemental performance metric for investors as it is more indicative of the Company’s operational performance than FFO or FFOA.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the years ended December 31, 2018,  2017, and 2016  (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income/(loss) attributable to common stockholders	$199,238	$117,850	$289,001
Real estate depreciation and amortization	429,006	430,054	419,615
Noncontrolling interests	18,436	11,097	27,662
Real estate depreciation and amortization on unconsolidated joint ventures	61,871	57,102	47,832
Cumulative effect of change in accounting principle (a)	(2,100)	—	—
Net gain on the sale of unconsolidated depreciable property	—	(35,363)	(47,848)
Net gain on the sale of depreciable real estate owned	(136,197)	(41,824)	(209,166)
FFO attributable to common stockholders and unitholders, basic	$570,254	$538,916	$527,096
Distribution to preferred stockholders — Series E (Convertible)	3,868	3,708	3,717
FFO attributable to common stockholders and unitholders, diluted	$574,122	$542,624	$530,813
Income/(loss) per weighted average common share - diluted	$0.74	$0.44	$1.08
FFO per weighted average common share and unit, basic	$1.95	$1.85	$1.81
FFO per weighted average common share and unit, diluted	$1.93	$1.83	$1.80
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	292,727	291,845	290,516
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	297,042	296,672	295,469

Impact of adjustments to FFO:
Costs/(benefit) associated with debt extinguishment and other	$3,299	$9,212	$1,729
Costs/(benefit) associated with debt extinguishment and other on unconsolidated joint ventures	177	—	—
Acquisition-related costs/(fees)	—	371	213
Long-term incentive plan transition costs	—	—	898
Net gain on the sale of non-depreciable real estate owned	—	(1,580)	(1,685)
Legal and other costs	1,622	—	(480)
Net loss on sale of unconsolidated land	—	—	1,016
Severance costs and other restructuring expense	114	624	871
Tax benefit associated with the conversion of certain TRS entities into REITs	—	—	(2,436)
Casualty-related charges/(recoveries), net	2,364	4,504	732
Casualty-related charges/(recoveries) on unconsolidated joint ventures, net	—	(881)	(3,752)
	$7,576	$12,250	$(2,894)
FFOA attributable to common stockholders and unitholders, diluted	$581,698	$554,874	$527,919

FFOA per weighted average common share and unit, diluted	$1.96	$1.87	$1.79

Recurring capital expenditures	(46,915)	(46,034)	(47,257)
AFFO attributable to common stockholders and unitholders, diluted	$534,783	$508,840	$480,662

AFFO per weighted average common share and unit, diluted	$1.80	$1.72	$1.63

(a) During the year ended December 31, 2018, the Company recorded a gain of $2.1 million as a result of measuring an investment in equity securities subject to updated accounting guidance effective for the Company on January 1, 2018. As the investment does not have a readily determinable fair value, the Company elected the measurement alternative under which the investment is measured at cost, less any impairment, plus or minus changes resulting from observable price changes for an identical or similar investment of the same issuer.

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the years ended December 31, 2018,  2017, and 2016 (shares in thousands):

	Year Ended December 31,
	2018	2017	2016
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	292,727	291,845	290,516
Weighted average number of OP/DownREIT Units outstanding	(24,548)	(24,821)	(25,130)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	268,179	267,024	265,386

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	297,042	296,672	295,469
Weighted average number of OP/DownREIT Units outstanding	(24,548)	(24,821)	(25,130)
Weighted average number of Series E preferred shares outstanding	(3,011)	(3,021)	(3,028)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	269,483	268,830	267,311

United Dominion Realty, L.P.:

Business Overview

United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”) is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At December 31, 2018, the Operating Partnership’s real estate portfolio included 52 communities located in nine states and the District of Columbia with a total of 16,434 apartment homes.

As of December 31, 2018, UDR owned 110,883 units of our general partnership interests and 174,137,816 units of our limited partnership interests (the “OP Units”), or approximately 94.8% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this section of this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries, and all references in this section to “UDR” or the “General Partner” refer solely to UDR, Inc.

UDR is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in June 2003. At December 31, 2018, the General Partner’s consolidated real estate portfolio included 127 communities located in 11 states and the District of Columbia with a total of 39,931 apartment homes. In addition, the General Partner had an ownership interest in 32 communities with 8,112 completed apartment homes through unconsolidated operating communities.

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

In addition to construction costs, we capitalize costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. As each home in a capital project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization on the related portion. The costs capitalized are reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. Amounts capitalized during the years ended December 31, 2018,  2017, and 2016 were less than $0.1 million, $0.5 million, and $0.8 million, respectively.

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

Summary of Real Estate Portfolio by Geographic Market

The following table summarizes our market information by major geographic markets as of and for the year ended December 31, 2018

		December 31, 2018			Year Ended December 31, 2018
			Percentage	Total		Monthly	Net
	Number of	Number of	of Total	Carrying	Average	Income per	Operating
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Income
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	(in thousands)
West Region
Orange County, CA	5	3,119	19.4%	$737,372	96.4%	$2,239	$62,391
San Francisco, CA	9	2,185	15.8%	601,924	96.6%	3,233	63,169
Seattle, WA	5	932	5.9%	226,065	96.4%	2,046	15,587
Los Angeles, CA	2	344	3.0%	114,896	96.2%	2,713	7,963
Monterey Peninsula, CA	7	1,565	4.7%	177,689	96.8%	1,770	24,859
Other Southern California	1	414	2.0%	73,948	96.2%	2,010	7,169
Portland, OR	2	476	1.3%	49,113	96.6%	1,576	6,526
Mid-Atlantic Region
Metropolitan D.C.	6	2,068	14.6%	558,399	97.5%	2,106	35,297
Baltimore, MD	2	540	2.7%	104,684	96.4%	1,514	6,345
Northeast Region
New York, NY	2	996	16.0%	609,071	97.8%	3,887	32,717
Boston, MA	1	387	1.9%	72,882	97.0%	2,070	6,739
Southeast Region
Tampa, FL	2	942	2.8%	106,909	97.7%	1,473	11,058
Nashville, TN	6	1,612	3.9%	148,339	96.3%	1,282	17,130
Other Florida	1	636	2.2%	85,474	96.5%	1,595	7,760
Total/Average Same-Store Communities	51	16,216	96.2%	3,666,765	96.8%	$2,194	$304,710
Non-Mature, Commercial Properties & Other	1	218	3.8%	145,220			12,670
Total Real Estate Owned	52	16,434	100.0%	3,811,985			$317,380
Total Accumulated Depreciation				(1,658,161)
Total Real Estate Owned, Net of Accumulated Depreciation				$2,153,824

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2017 and held as of December 31, 2018. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

Our Non-Mature Communities/Other segment represents those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

Liquidity and Capital Resources

Liquidity is the ability to meet present and future financial obligations either through operating cash flows, the sale of properties, and the issuance of debt. Both the coordination of asset and liability maturities and effective capital management are important to the maintenance of liquidity. The Operating Partnership’s primary source of liquidity is cash flow from operations as determined by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment homes and borrowings owed by us under the General Partner’s credit agreements. The General Partner will routinely use its unsecured credit facility to temporarily fund certain investing and financing activities prior to arranging for longer-term financing or the issuance of equity or debt securities. During the past several years, proceeds from the sale of real estate have been used for both investing and financing activities as we continue to excute on maintaining a diversified portfolio.

We expect to meet our short-term liquidity requirements generally through net cash provided by property operations and borrowings owed by us under the General Partner’s credit agreements. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities and potential property acquisitions through net cash provided by property operations, borrowings and the disposition of properties. We believe that our net cash provided by property operations and borrowings will continue to be adequate to meet both operating requirements and the payment of distributions. Likewise, the budgeted expenditures for improvements and renovations of certain properties are expected to be funded from property operations, borrowings owed by us under the General Partner’s credit agreements, and the disposition of properties.

Future Capital Needs

Future capital expenditures are expected to be funded with proceeds from the issuance of secured debt or unsecured debt, sales of properties, borrowings owed by us under our General Partner’s credit agreements, and to a lesser extent, from cash flows provided by operating activities.

As of December 31, 2018, the Operating Partnership does not have any secured debt maturing in 2019.

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities,  Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the years ended December 31, 2018,  2017, and 2016.

Operating Activities

For the year ended December 31, 2018,  Net cash provided by/(used in) operating activities was $255.7 million compared to $235.3 million for 2017. The increase in cash flow from operating activities was primarily due to improved operating income, primarily driven by revenue growth at communities, and changes in operating assets and liabilities.

For the year ended December 31, 2017,  Net cash provided by/(used in) operating activities was $235.3 million compared to $228.9 million for 2016. The increase in cash flow from operating activities was primarily due to improved operating income, primarily driven by revenue growth at communities, and changes in operating assets and liabilities.

Investing Activities

For the year ended December 31, 2018,  Net cash provided by/(used in) investing activities was $71.7 million compared to $(106.0) million for 2017. The increase in cash provided by investing activities was primarily due to increased proceeds received from the sale of an operating community and a commercial office building and decreased cash used for the acquisition of real estate in 2018.

For the year ended December 31, 2017,  Net cash provided by/(used in) investing activities was $(106.0) million compared to $(9.5) million for 2016. The increase in cash used in investing activities was primarily due to the acquisition of an operating community, partially offset by the disposition of two operating communities in 2017.

Acquisitions

During the year ended December 31, 2018, the Operating Partnership did not have any acquisitions of real estate.

During the year ended December 31, 2017, the Operating Partnership acquired an operating community located in Denver, Colorado with a total of 218 apartment homes and 17,000 square feet of retail space for a purchase price of approximately $141.5 million. The acquisition was funded with Section 1031 exchanges.

The Operating Partnership did not have any acquisitions during the year ended December 31, 2016.

Dispositions

In December 2018, the Operating Partnership sold a commercial office building in Fairfax, Virginia for gross proceeds of $9.3 million, resulting in a gain of $5.2 million.

In February 2018, the Operating Partnership sold an operating community in Orange County, California with a total of 264 apartment homes for gross proceeds of $90.5 million, resulting in a gain of $70.3 million. The proceeds were designated for a tax-deferred Section 1031 exchange that were used to pay a portion of the purchase price for an acquisition in October 2017.

During the year ended December 31, 2017, the Operating Partnership sold two operating communities with a total of 218 apartment homes in Orange County, California and Carlsbad, California for gross proceeds of $69.0 million, resulting in a gain of $41.3 million.

During the year ended December 31, 2016, the Operating Partnership sold two operating communities in the Baltimore, Maryland market with a total of 276 apartment homes for gross proceeds of $45.3 million, resulting in a gain, net of tax, of $33.2 million.

Financing Activities

For the year ended December 31, 2018,  Net cash provided by/(used in) financing activities  was $(326.5) million compared to $(128.8) million for 2017. The increase in cash used in financing activities was primarily due to an increase in advances to the General Partner, partially offset by a decrease in payments on secured debt and an increase in issuance of notes payable to the General Partner.

For the year ended December 31, 2017, Net cash provided by/(used in) financing activities was $(128.8) million compared to $(221.5) million for 2016. The decrease in cash used in financing activities was primarily due to an increase in advances from the General Partner, partially offset by the early repayment of debt maturing in December 2018, July 2020, and July 2023.

Credit Facilities

During the year ended December 31, 2018,  $133.2 million of funds borrowed under the Fannie Mae credit facilities and owed by the Operating Partnership were prepaid. The Operating Partnership incurred prepayment costs of $1.8 million during the year ended December 31, 2018, which were included in Interest expense on the Consolidated Statements of Operations.

The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, an unsecured commercial paper program with an aggregate borrowing capacity of $500 million, $300 million of medium-term notes due October 2020, $400 million of medium-term notes due January 2022, a $350 million term loan due September 2023, $300 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025, $300 million of medium-term notes due September 2026, $300 million of medium-term notes due July 2027, $300 million of medium-term notes due January 2028, and $300 million of medium-term notes due January 2029. As of December 31, 2018 and 2017, the General Partner did not have an outstanding balance under the unsecured revolving credit facility and had $101.1 million and $300.0 million, respectively, outstanding under its unsecured commercial paper program.

On October 26, 2018, the General Partner issued $300.0 million of 4.40% senior unsecured medium-term notes due January 26, 2029  (4.27% effective rate after the effect of a cash flow hedge). The General Partner used the net proceeds for the repayment of debt, including all of the Fannie Mae credit facilities allocated to the Operating Partnership, and for general corporate purposes. The Operating Partnership is a guarantor of this debt.

The credit facilities are subject to customary financial covenants and limitations.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $27.0 million in variable rate debt that is not subject to interest rate swap contracts as of December 31, 2018. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $0.3 million based on the average balance at December 31, 2018.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by/(used in) operating activities	$255,668	$235,257	$228,941
Net cash provided by/(used in) investing activities	71,683	(105,989)	(9,455)
Net cash provided by/(used in) financing activities	(326,535)	(128,846)	(221,483)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the years ended December 31, 2018,  2017, and 2016.

Net Income/(Loss) Attributable to OP Unitholders

2018 -vs- 2017

Net income/(loss) attributable to OP unitholders was $229.8 million ($1.25 per diluted OP Unit) for the year ended December 31, 2018 as compared to net income of $106.3 million ($0.58 per diluted OP Unit) for the comparable period in the prior year.  The increase in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

•

gains of $75.5 million on the sale of an operating community in Orange County, California with a total of 264 apartment homes and a commercial office building in Fairfax, Virginia, as compared to gains of $41.3 million on the sale of two operating communities with a total of 218 homes during the year ended December 31, 2017;

•

income from unconsolidated entities of $43.5 million for the year ended December 31, 2018 as compared to losses of $19.3 million for the year ended December 31, 2017,  primarily due to the sale of an operating community held in the DownREIT Partnership;

•	an increase in total property NOI of $10.5 million primarily due to higher revenue per occupied home, partially offset by a decrease from sold communities;

•

a decrease in real estate depreciation and amortization expense of $9.0 million primarily due to the sale of an operating community and a commercial office building in 2018 and fully depreciated assets; and

•

a decrease in interest expense of $7.5 million due to lower debt balances as a result of the prepayment of debt during the year ended December 31, 2018 and higher prepayment penalties incurred during the year ended December 31, 2017.

2017 -vs- 2016

Net income/(loss) attributable to OP unitholders was $106.3 million ($0.58 per diluted OP Unit) for the year ended December 31, 2017 as compared to net income of $77.8 million ($0.42 per diluted OP Unit) for the comparable period in the prior year. The increase in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented:

	Year Ended			Year Ended
	December 31, (a)%			December 31, (b)%
	2018	2017	Change	2017	2016	Change
Same-Store Communities:
Same-Store rental income	$413,081	$398,144	3.8%	$364,158	$349,425	4.2%
Same-Store operating expense (c)	(108,371)	(105,917)	2.3%	(96,589)	(92,542)	4.4%
Same-Store NOI	304,710	292,227	4.3%	267,569	256,883	4.2%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (d)	11,759	9,219	27.6%	29,566	28,312	4.4%
Acquired communities NOI	—	—	—%	1,180	—	—
Non-residential/other NOI	—	—	—%	5,153	6,052	(14.9)%
Sold and held for disposition communities NOI	911	5,395	(83.1)%	3,373	5,874	(42.6)%
Total Non-Mature Communities/Other NOI	12,670	14,614	(13.3)%	39,272	40,238	(2.4)%
Total property NOI	$317,380	$306,841	3.4%	$306,841	$297,121	3.3%

(a)	Same-Store consists of 16,216 apartment homes.
(b)	Same-Store consists of 14,840 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.

The following table is our reconciliation of Net income/(loss) attributable to OP unitholders to total property NOI for the years ended December 31, 2018,  2017 and 2016 (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income/(loss) attributable to OP unitholders	$229,763	$106,307	$77,818
Property management	11,878	11,533	11,122
Other operating expenses	8,864	6,833	6,059
Real estate depreciation and amortization	143,481	152,473	147,074
General and administrative	16,889	17,875	18,808
Casualty-related charges/(recoveries), net	951	1,922	484
(Income)/loss from unconsolidated entities	(43,496)	19,256	37,425
Interest expense	22,835	30,366	30,067
(Gain)/loss on sale of real estate owned	(75,507)	(41,272)	(33,180)
Net income/(loss) attributable to noncontrolling interests	1,722	1,548	1,444
Total property NOI	$317,380	$306,841	$297,121

Same-Store Communities

2018 -vs- 2017

Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2017 and held as of December 31, 2018) consisted of 16,216 apartment homes and provided 96.0% of our total NOI for the year ended December 31, 2018.

NOI for our Same-Store Community properties increased 4.3%, or $12.5 million, for the year ended December 31, 2018 compared to 2017.  The increase in property NOI was primarily attributable to a 3.8%, or $14.9 million, increase in property rental income, which was partially offset by a 2.3%, or $2.5 million, increase in operating expenses. The increase in property income was primarily driven by a 2.3%, or $8.7 million, increase in rental rates and an 11.1%, or $4.2 million, increase in reimbursements and ancillary and fee income. Physical occupancy increased 0.2% to 96.8% and total income per occupied home increased 3.5 % to $2,194.

The increase in operating expenses was primarily driven by a 6.6%, or $2.5 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) was 73.8% and 73.4% for the years ended December 31, 2018 and 2017, respectively.

2017 -vs- 2016

Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2016 and held as of December 31, 2017) consisted of 14,840 apartment homes and provided 87.2% of our total NOI for the year ended December 31, 2017.

NOI for our Same-Store Community properties increased 4.2%, or $10.7 million, for the year ended December 31, 2017 compared to the same period in 2016. The increase in property NOI was primarily attributable to a 4.2%, or $14.7 million, increase in property rental income, which was partial offset by a 4.4%, or $4.0 million, increase in operating expenses. The increase in property income was primarily driven by a 3.0%, or $9.9 million, increase in rental rates and a 11.6%, or $3.3 million, increase in reimbursements and ancillary and fee income. Physical occupancy increased 0.1% to 96.7% and total income per occupied home increased 4.1% to $2,114.

The increase in operating expenses was primarily driven by a 10.0%, or $3.1 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

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

2018 -vs- 2017

The remaining 4.0%, or $12.7 million, of our total NOI during the year ended December 31, 2018 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased 13.3%, or $1.9 million, for the year ended December 31, 2018 as compared to the same period in 2017. The decrease was primarily driven by a decrease in NOI of $4.5 million from sold communities, which was partially offset by an increase in NOI of $2.5 million from stabilized, nonmature communities.

2017 -vs- 2016

The remaining 12.8%, or $39.3 million, of our total NOI during the year ended December 31, 2017 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased 2.4%, or $1.0 million, for the year ended December 31, 2017 as compared to the same period in 2016. The decrease was primarily driven by a decrease in NOI of $2.5 million from sold communities, which was partially offset by an increase in NOI of $1.2 million from acquired communities.

Real Estate Depreciation and Amortization

For the year ended December 31, 2018, real estate depreciation and amortization decreased by 5.9% or $9.0 million as compared to the same period in 2017. The decrease was primarily due to the sale of an operating community and a commercial office building in 2018 and fully depreciated assets.

For the year ended December 31, 2017, real estate depreciation and amortization increased by 3.7% or $5.4 million as compared to 2016. The increase was primarily due to acquisitions during 2017 and homes delivered from our redevelopment property.

Income/(Loss) in Unconsolidated Entities

For the years ended December 31, 2018 and 2017, we recognized income/(loss) from unconsolidated entities of $43.5 million and $(19.3) million, respectively. The increase in income from unconsolidated entities as compared to the prior year was primarily attributable to the sale of an operating community held in the DownREIT Partnership.

For the years ended December 31, 2017 and 2016, we recognized income/(loss) from unconsolidated entities of $(19.3) million and $(37.4) million, respectively. The decrease in loss from unconsolidated entities as compared to the prior year was primarily attributable to a reduction in depreciation and amortization at the DownREIT Partnership as a result of fully depreciated assets.

Interest Expense

For the year ended December 31, 2018, interest expense decreased by 24.8% or $7.5 million as compared to 2017, which was primarily due to lower debt balances as a result of the prepayment of debt during the year ended December 31, 2018 and higher prepayment penalties incurred during the year ended December 31, 2017.

Gain/(Loss) on Sale of Real Estate Owned

During the year ended December 31, 2018, the Operating Partnership recognized total gains of $75.5 million  on the sale of an operating community in Orange County, California with a total of 264 apartment homes and a commercial office building in Fairfax, Virginia.

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

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018  (dollars in thousands):

	Payments Due by Period
Contractual Obligations	2019	2020-2021	2022-2023	Thereafter	Total
Long-term debt obligations	$—	$—	$—	$27,000	$27,000
Interest on debt obligations (a)	655	1,310	1,310	5,385	8,660
Operating lease obligations — ground leases (b)	4,901	9,802	9,802	313,918	338,423
	$5,556	$11,112	$11,112	$346,303	$374,083

(a)	Interest payments on variable rate debt instruments are based on each debt instrument’s respective year-end interest rate at December 31, 2018.
(b)

For purposes of our ground lease contracts, the Operating Partnership uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a rent reset provision based on fair market value or changes in the consumer price index but does not include a specified minimum lease payment, the Operating Partnership uses the current rent over the remainder of the lease term.

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

As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, which is the sole general partner of the Operating Partnership, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a‑15(f) under the Securities Exchange Act of 1934 for the Company and the Operating Partnership. Under the supervision and with the participation of the management, the Chief Executive Officer and Chief Financial Officer of the Company, which is the sole general partner of the Operating Partnership, conducted an assessment of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (2013 Framework) (COSO). Based on such evaluation, management concluded that the Company’s and the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2018.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Report, has audited UDR, Inc.’s internal control over financial reporting as of December 31, 2018. The report of Ernst & Young LLP, which expresses an unqualified opinion on UDR, Inc.’s internal control over financial reporting as of December 31, 2018, is included under the heading “Report of Independent Registered Public Accounting Firm” of UDR, Inc. contained in this Report. Further, an attestation report of the registered public accounting firm of United Dominion Realty, L.P. will not be required as long as United Dominion Realty, L.P. is a non-accelerated filer.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information set forth under the headings “Proposal No. 1 Election of Directors,” “Corporate Governance Matters,” “Audit Committee Report,” “Corporate Governance Matters-Board Leadership Structure and Committees-Audit Committee Financial Expert,” “Corporate Governance Matters-Identification and Selection of Nominees for Directors,” “Corporate Governance Matters-Board of Directors and Committee Meetings,” “Executive Officers” and “Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance” in UDR, Inc.’s definitive proxy statement (our “definitive proxy statement”) for its 2019 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

We have a code of ethics for senior financial officers that applies to our principal executive officer, all members of our finance staff, including the principal financial officer, the principal accounting officer, the treasurer and the controller, our director of investor relations, our corporate secretary, and all other Company officers. We also have a code of business conduct and ethics that applies to all of our employees. Information regarding our codes is available on our website, www.udr.com, and is incorporated by reference to the information set forth under the heading “Corporate Governance Matters” in our definitive proxy statement for UDR’s 2019 Annual Meeting of Stockholders. We intend to satisfy the disclosure requirements under Item 10 of Form 8‑K regarding an amendment to, or a waiver from, a provision of our codes by posting such amendment or waiver on our website.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Board Leadership Structure and Committees-Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation of Directors” and “Executive Compensation-Compensation Committee Report” in the definitive proxy statement for UDR’s 2019 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” and “Executive Compensation-Equity Compensation Plan Information” in the definitive proxy statement for UDR’s 2019 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Corporate Governance Overview,” “Corporate Governance Matters-Director Independence,” “Corporate Governance Matters-Board Leadership Structure and Committees-Independence of the Audit, Compensation, Governance and Nominating Committees,” and “Executive Compensation” in the definitive proxy statement for UDR’s 2019 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership. Information regarding related party transactions between UDR and the Operating Partnership is presented in Note 6, Related Party Transactions, of the Consolidated Financial Statements of United Dominion Realty, L.P. referenced in Part IV, Item 15(a) of this Report.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the headings “Audit Matters-Audit Fees” and “Audit Matters-Pre-Approval Policies and Procedures” in the definitive proxy statement for UDR’s 2019 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

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

Exhibit 2.1 to UDR, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2015.

3.01	Articles of Restatement of UDR, Inc.	Exhibit 3.09 to UDR, Inc.’s Current Report on Form 8‑K dated July 27, 2005 and filed with the Commission on August 1, 2005.

Exhibit	Description	Location
3.02	Articles of Amendment to the Articles of Restatement of UDR, Inc. dated and filed with the State Department of Assessments and Taxation of the State of Maryland on March 14, 2007.	Exhibit 3.2 to UDR, Inc.’s Current Report on Form 8‑K dated March 14, 2007 and filed with the Commission on March 15, 2007.

3.03	Articles of Amendment to the Articles of Restatement of UDR, Inc. dated August 30, 2011 and filed with the State Department of Assessments and Taxation of the State of Maryland on August 31, 2011.	Exhibit 3.1 to UDR, Inc.’s Current Report on Form 8‑K dated August 29, 2011 and filed with the Commission on September 1, 2011.

3.04	Articles of Amendment to the Articles of Restatement of UDR, Inc. dated and filed with the State Department of Assessments and Taxation of the State of Maryland on May 24, 2018.	Exhibit 3.1 to UDR, Inc.’s Current Report on Form 8-K dated May 24, 2018 and filed with the SEC on May 29, 2018.

3.05

Articles Supplementary relating to UDR, Inc.’s 6.75% Series G Cumulative Redeemable Preferred Stock dated and filed with the State Department of Assessments and Taxation of the State of Maryland on May 30, 2007.

Exhibit 3.4 to UDR, Inc.’s Form 8‑A Registration Statement dated and filed with the Commission on May 30, 2007.

3.06	Amended and Restated Bylaws of UDR, Inc. (as amended through May 24, 2018).	Exhibit 3.6 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

3.07	Certificate of Limited Partnership of United Dominion Realty, L.P. dated as of February 19, 2004.	Exhibit 3.4 to United Dominion Realty, L.P.’s Post-Effective Amendment No. 1 to Registration Statement on Form S‑3 dated and filed with the Commission on October 15, 2010.

3.08	Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004.	Exhibit 10.23 to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2003.

3.09	First Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of June 24, 2005.	Exhibit 10.06 to UDR, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2005.

3.10	Second Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2006.	Exhibit 10.6 to UDR, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2006.

3.11	Third Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 2, 2007.	Exhibit 99.1 to UDR, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2009.

3.12	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 27, 2007.	Exhibit 10.25 to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2007.

3.13	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of March 7, 2008.	Exhibit 10.53 to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2008.

Exhibit	Description	Location
3.14	Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 9, 2008.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8‑K dated December 9, 2008 and filed with the Commission on December 10, 2008.

3.15	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of March 13, 2009.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8‑K dated March 18, 2009 and filed with the Commission on March 19, 2009.

3.16	Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of November 17, 2010.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8‑K dated and filed with the Commission on November 18, 2010.

3.17	Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of December 4, 2015.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8‑K dated December 4, 2015 and filed with the Commission on December 10, 2015.

3.18	Tenth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of October 29, 2018.	Exhibit 3.18 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

4.01	Form of UDR, Inc. Common Stock Certificate.	Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8‑K dated March 14, 2007 and filed with the Commission on March 15, 2007.

4.02	Senior Indenture dated as of November 1, 1995, by and between UDR, Inc. and First Union National Bank of Virginia, N.A., as trustee.	Exhibit 4(ii)(h)(1) to UDR, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 1996.

4.03	Supplemental Indenture dated as of June 11, 2003, by and between UDR, Inc. and Wachovia Bank, National Association, as trustee.	Exhibit 4.03 to UDR, Inc.’s Current Report on Form 8‑K dated June 17, 2004 and filed with the Commission on June 18, 2004.

4.04	Subordinated Indenture dated as of August 1, 1994 by and between UDR, Inc. and Crestar Bank, as trustee.	Exhibit 4(i)(m) to UDR, Inc.’s Form S‑3 Registration Statement (Registration No. 33‑64725) filed with the Commission on November 15, 1995.

4.05	Form of UDR, Inc. Senior Debt Security.	Exhibit 4(i)(n) to UDR, Inc.’s Form S‑3 Registration Statement (Registration No. 33‑64725) filed with the Commission on November 15, 1995.

4.06	Form of UDR, Inc. Subordinated Debt Security.	Exhibit 4(i)(p) to UDR, Inc.’s Form S‑3 Registration Statement (Registration No. 33‑55159) filed with the Commission on August 19, 1994.

4.07	Form of UDR, Inc. Fixed Rate Medium-Term Note, Series A.	Exhibit 4.01 to UDR, Inc.’s Current Report on Form 8‑K dated March 20, 2007 and filed with the Commission on March 22, 2007.

4.08	Form of UDR, Inc. Floating Rate Medium-Term Note, Series A.	Exhibit 4.02 to UDR, Inc.’s Current Report on Form 8‑K dated March 20, 2007 and filed with the Commission on March 22, 2007.

Exhibit	Description	Location
4.09	UDR, Inc. 4.625% Medium-Term Note, Series A due January 2022, issued January 10, 2012.	Exhibit 4.17 to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2013.

4.10	UDR, Inc. 3.70% Medium-Term Note, Series A due October 2020, issued September 26, 2013.	Exhibit 4.18 to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2013.

4.11	Indenture dated as of April 1, 1994, by and between UDR, Inc. and Nationsbank of Virginia, N.A., as trustee.	Exhibit 4(ii)(f)(1) to UDR, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 1994.

4.12	Supplemental Indenture dated as of August 20, 2009, by and between UDR, Inc. and U.S. Bank National Association, as trustee, to UDR, Inc.’s Indenture dated as of April 1, 1994.	Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8‑K dated August 20, 2009 and filed with the Commission on August 21, 2009.

4.13	Guaranty of United Dominion Realty, L.P. with respect to UDR, Inc.’s Indenture dated as of November 1, 1995.	Exhibit 99.1 to UDR, Inc.’s Current Report on Form 8‑K dated and filed with the Commission on September 30, 2010.

4.14	Guaranty of United Dominion Realty, L.P. with respect to UDR, Inc.’s Indenture dated as of October 12, 2006.	Exhibit 99.2 to UDR, Inc.’s Current Report on Form 8‑K dated and filed with the Commission on September 30, 2010.

4.15

First Supplemental Indenture among UDR, Inc., United Dominion Realty, L.P. and U.S. Bank National Association, as Trustee, dated as of May 3, 2011, relating to UDR, Inc.’s Medium-Term Notes, Series A, due Nine Months or More from Date of Issue.

Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8‑K filed with the Commission on May 4, 2011.

4.16	UDR, Inc. 3.75% Medium-Term Note, Series A due October 2024, issued June 26, 2014.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014.

4.17	UDR, Inc. 4.00% Medium-Term Note, Series A due October 2025, issued September 22, 2015.	Exhibit 4.23 to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2015.

4.18	UDR, Inc. 2.950% Medium-Term Note, Series A due September 2026, issued August 23, 2016.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2016.

4.19	UDR, Inc. 3.500% Medium-Term Note, Series A due July 2027, issued June 16, 2017.	Exhibit 10.2 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

4.20	UDR, Inc. 3.500% Medium-Term Note, Series A due January 2028, issued December 13, 2017.	Exhibit 4.21 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

4.21	UDR, Inc. 4.400% Medium-Term Note, Series A due January 2029, issued October 26, 2018.	Filed herewith.

10.01*	UDR, Inc. 1999 Long-Term Incentive Plan (as amended and restated February 2, 2017).	Exhibit 10.1 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

Exhibit	Description	Location
10.02*	Form of UDR, Inc. Restricted Stock Award Agreement under the 1999 Long-Term Incentive Plan.	Exhibit 10.2 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.03*	Form of UDR, Inc. Restricted Stock Award Agreement for awards outside of the 1999 Long-Term Incentive Plan.	Exhibit 99.3 to UDR, Inc.’s Current Report on Form 8‑K dated March 19, 2007 and filed with the Commission on March 19, 2007.

10.04*	Form of UDR, Inc. Notice of Performance Contingent Restricted Stock Award.	Exhibit 10.2 to UDR, Inc.’s Current Report on Form 8‑K dated May 2, 2006 and filed with the Commission on May 8, 2006.

10.05*	Description of UDR, Inc. Shareholder Value Plan.	Exhibit 10(x) to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 1999.

10.06*	Description of UDR, Inc. Executive Deferral Plan.	Exhibit 10(xi) to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 1999.

10.07*	Indemnification Agreement by and between UDR, Inc. and each of its directors and officers listed on Schedule A thereto.	Exhibit 10.7 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.08	Amended and Restated Master Credit Facility Agreement dated as of June 24, 2002 by and between UDR, Inc. and Green Park Financial Limited Partnership, as amended through February 14, 2007.	Exhibit 10.41 to UDR, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2006.

10.09	Limited Liability Company Agreement of UDR Texas Ventures LLC, a Delaware limited liability company, dated as of November 5, 2007.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8‑K dated November 5, 2007 and filed with the Commission on November 9, 2007.

10.10*	Letter Agreement between UDR, Inc. and Thomas M. Herzog, dated May 12, 2016.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8‑K dated May 12, 2016 and filed with the Commission on May 18, 2016.

10.11	Subordination Agreement dated as of April 16, 1998, by and between UDR, Inc. and United Dominion Realty, L.P.	Exhibit 10(vi)(a) to UDR, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 1998.

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

Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8‑K dated and filed with the Commission on September 1, 2011.

10.13	First Amended and Restated Credit Agreement, dated as of September 27, 2018, by and among UDR, Inc., as borrower, and the lenders and agents party thereto.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8‑K dated September 27, 2018 and filed with the Commission on October 1, 2018.

Exhibit	Description	Location
10.14	Guaranty of United Dominion Realty, L.P., dated as of September 27, 2018, with respect to the Credit Agreement, dated as of September 27, 2018.	Exhibit 10.2 to UDR, Inc.’s Current Report on Form 8‑K dated September 27, 2018 and filed with the Commission on October 1, 2018.

10.15	Amended and Restated Aircraft Time Sharing Agreement dated as of February 18, 2019, by and between UDR, Inc. and Thomas W. Toomey.	Filed herewith.

10.16	Amended and Restated Aircraft Time Sharing Agreement dated as of February 18, 2019, by and between UDR, Inc. and Warren L. Troupe.	Filed herewith.

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

101

XBRL (Extensible Business Reporting Language). The following materials from this Annual Report on Form 10‑K for the period ended December 31, 2018, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., (vi) notes to consolidated financial statements of UDR, Inc., (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of comprehensive income/(loss) of United Dominion Realty, L.P.; (x) consolidated statements of changes in capital of United Dominion Realty, L.P., (xi) consolidated statements of cash flows of United Dominion Realty, L.P. and (xii) notes to consolidated financial statements of United Dominion Realty, L.P.

*Management Contract or Compensatory Plan or Arrangement

Item 16. FORM 10‑K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UDR, Inc.

Date: February 19, 2019	By:	/s/ Thomas W. Toomey
Thomas W. Toomey
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 19, 2019 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey	/s/ Katherine A. Cattanach
Thomas W. Toomey	Katherine A. Cattanach
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Director

/s/ Joseph D. Fisher	/s/ Mary Ann King
Joseph D. Fisher	Mary Ann King
Senior Vice President and Chief Financial Officer	Director
(Principal Financial Officer)

/s/ Tracy L. Hofmeister	/s/ Robert P. Freeman
Tracy L. Hofmeister	Robert P. Freeman
Vice President – Chief Accounting Officer	Director
(Principal Accounting Officer)

/s/ James D. Klingbeil	/s/ Jon A. Grove
James D. Klingbeil	Jon A. Grove
Lead Independent Director	Director

/s/ Clint D. McDonnough
Clint D. McDonnough
Director

/s/ Robert A. McNamara
Robert A. McNamara
Director

/s/ Mark R. Patterson
Mark R. Patterson
Director

/s/ Lynne B. Sagalyn
Lynne B. Sagalyn
Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED DOMINION REALTY, L.P.

	By:	UDR, Inc., its sole general partner

Date: February 19, 2019	By:	/s/ Thomas W. Toomey
Thomas W. Toomey
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 19, 2019 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey	/s/ Katherine A. Cattanach
Thomas W. Toomey	Katherine A. Cattanach
Chairman of the Board and Chief Executive Officer of the General Partner	Director of the General Partner
(Principal Executive Officer)

/s/ Joseph D. Fisher	/s/ Mary Ann King
Joseph D. Fisher	Mary Ann King
Senior Vice President and Chief Financial Officer	Director of the General Partner
of the General Partner (Principal Financial Officer)

/s/ Tracy L. Hofmeister	/s/ Robert P. Freeman
Tracy L. Hofmeister	Robert P. Freeman
Vice President – Chief Accounting Officer of the General Partner	Director of the General Partner
(Principal Accounting Officer)

/s/ James D. Klingbeil	/s/ Jon A. Grove
James D. Klingbeil	Jon A. Grove
Lead Independent Director of the General Partner	Director of the General Partner

/s/ Clint D. McDonnough
Clint D. McDonnough
Director of the General Partner

/s/ Robert A. McNamara
Robert A. McNamara
Director of the General Partner

/s/ Mark R. Patterson
Mark R. Patterson
Director of the General Partner

/s/ Lynne B. Sagalyn
Lynne B. Sagalyn
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of UDR, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UDR, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income/(loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2019 expressed an unqualified opinion thereon.

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
February 19, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of UDR, Inc.

Opinion on Internal Control over Financial Reporting

We have audited UDR, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, UDR, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income/(loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 19, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Denver, Colorado
February 19, 2019

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2018	2017
ASSETS
Real estate owned:
Real estate held for investment	$10,196,159	$9,584,716
Less: accumulated depreciation	(3,654,160)	(3,326,312)
Real estate held for investment, net	6,541,999	6,258,404
Real estate under development (net of accumulated depreciation of $0 and $3,854, respectively)	—	588,636
Total real estate owned, net of accumulated depreciation	6,541,999	6,847,040
Cash and cash equivalents	185,216	2,038
Restricted cash	23,675	19,792
Notes receivable, net	42,259	19,469
Investment in and advances to unconsolidated joint ventures, net	780,869	720,830
Other assets	137,710	124,104
Total assets	$7,711,728	$7,733,273

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$601,227	$803,269
Unsecured debt, net	2,946,560	2,868,394
Real estate taxes payable	20,608	18,349
Accrued interest payable	38,747	33,432
Security deposits and prepaid rent	35,060	31,916
Distributions payable	97,666	91,455
Accounts payable, accrued expenses, and other liabilities	76,343	102,956
Total liabilities	3,816,211	3,949,771

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	972,740	948,138

Equity:
Preferred stock, no par value; 50,000,000 shares authorized:
8.00% Series E Cumulative Convertible; 2,780,994 shares issued and outstanding at December 31, 2018 and December 31, 2017	46,200	46,200
Series F; 15,802,393 and 15,852,721 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	1	1
Common stock, $0.01 par value; 350,000,000 shares authorized:
275,545,900 and 267,822,069 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	2,755	2,678
Additional paid-in capital	4,920,732	4,651,205
Distributions in excess of net income	(2,063,996)	(1,871,603)
Accumulated other comprehensive income/(loss), net	(67)	(2,681)
Total stockholders’ equity	2,905,625	2,825,800
Noncontrolling interests	17,152	9,564
Total equity	2,922,777	2,835,364
Total liabilities and equity	$7,711,728	$7,733,273

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
REVENUES:
Rental income	$1,035,105	$984,309	$948,461
Joint venture management and other fees	11,754	11,482	11,400
Total revenues	1,046,859	995,791	959,861
OPERATING EXPENSES:
Property operating and maintenance	169,078	164,660	159,947
Real estate taxes and insurance	133,912	121,146	115,429
Property management	28,465	27,068	26,083
Other operating expenses	12,100	9,060	7,649
Real estate depreciation and amortization	429,006	430,054	419,615
General and administrative	46,983	48,566	49,761
Casualty-related charges/(recoveries), net	2,121	4,335	732
Other depreciation and amortization	6,673	6,408	6,023
Total operating expenses	828,338	811,297	785,239
Gain/(loss) on sale of real estate owned	136,197	43,404	226,199
Operating income	354,718	227,898	400,821

Income/(loss) from unconsolidated entities	(5,055)	31,257	52,234
Interest expense	(134,168)	(128,711)	(123,031)
Interest income and other income/(expense), net	6,735	1,971	1,930
Income/(loss) before income taxes	222,230	132,415	331,954
Tax (provision)/benefit, net	(688)	240	(11,574)
Net income/(loss)	221,542	132,655	320,380
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(18,215)	(10,933)	(27,282)
Net (income)/loss attributable to noncontrolling interests	(221)	(164)	(380)
Net income/(loss) attributable to UDR, Inc.	203,106	121,558	292,718
Distributions to preferred stockholders — Series E (Convertible)	(3,868)	(3,708)	(3,717)
Net income/(loss) attributable to common stockholders	$199,238	$117,850	$289,001

Income/(loss) per weighted average common share:
Basic	$0.74	$0.44	$1.09
Diluted	$0.74	$0.44	$1.08

Weighted average number of common shares outstanding:
Basic	268,179	267,024	265,386
Diluted	269,483	268,830	267,311

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income/(loss)	$221,542	$132,655	$320,380
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	4,806	1,802	3,514
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	(1,948)	1,407	3,657
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	2,858	3,209	7,171
Comprehensive income/(loss)	224,400	135,864	327,551
Comprehensive (income)/loss attributable to noncontrolling interests	(18,680)	(11,378)	(27,764)
Comprehensive income/(loss) attributable to UDR, Inc.	$205,720	$124,486	$299,787

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except per share data)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2015	$46,458	$2,618	$4,447,816	$(1,584,459)	$(12,678)	$856	$2,900,611
Net income/(loss) attributable to UDR, Inc.	—	—	—	292,718	—	—	292,718
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	322	322
Disposition of noncontrolling interest of consolidated real estate	—	—	—	—	—	(1,155)	(1,155)
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	102	102
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	3,735	3,735
Other comprehensive income/(loss)	—	—	—	—	7,069	—	7,069
Issuance/(forfeiture) of common and restricted shares, net	—	2	4,973	—	—	—	4,975
Issuance of common shares through public offering	—	50	173,161	—	—	—	173,211
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	3	9,463	—	—	—	9,466
Common stock distributions declared ($1.18 per share)	—	—	—	(315,102)	—	—	(315,102)
Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	(3,717)	—	—	(3,717)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	24,735	—	—	24,735
Balance at December 31, 2016	46,458	2,673	4,635,413	(1,585,825)	(5,609)	3,860	3,096,970
Net income/(loss) attributable to UDR, Inc.	—	—	—	121,558	—	—	121,558
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	147	147
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	125	125
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	5,432	5,432
Other comprehensive income/(loss)	—	—	—	—	2,928	—	2,928
Issuance/(forfeiture) of common and restricted shares, net	—	1	437	—	—	—	438
Cumulative effect upon adoption of ASU 2016-09	—	—	558	(558)	—	—	—
Conversion of Series E Cumulative Convertible Shares	(257)	—	257	—	—	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	4	14,540	—	—	—	14,544
Common stock distributions declared ($1.24 per share)	—	—	—	(331,974)	—	—	(331,974)
Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	(3,708)	—	—	(3,708)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(71,096)	—	—	(71,096)
Balance at December 31, 2017	46,201	2,678	4,651,205	(1,871,603)	(2,681)	9,564	2,835,364
Net income/(loss) attributable to UDR, Inc.	—	—	—	203,106	—	—	203,106
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	175	175
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	108	108
Repurchase of common shares	—	(6)	(19,982)	—	—	—	(19,988)
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	7,305	7,305
Other comprehensive income/(loss)	—	—	—	—	2,614	—	2,614
Exercise of stock options, net	—	8	(23,061)	—	—	—	(23,053)
Issuance/(forfeiture) of common and restricted shares, net	—	(1)	(507)	—	—	—	(508)
Issuance of common shares through public offering	—	72	299,753	—	—	—	299,825
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	4	13,324	—	—	—	13,328
Common stock distributions declared ($1.29 per share)	—	—	—	(348,079)	—	—	(348,079)
Preferred stock distributions declared-Series E ($1.3968 per share)	—	—	—	(3,868)	—	—	(3,868)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(43,552)	—	—	(43,552)
Balance at December 31, 2018	$46,201	$2,755	$4,920,732	$(2,063,996)	$(67)	$17,152	$2,922,777

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

	Year Ended December 31,
	2018	2017	2016
Operating Activities
Net income/(loss)	$221,542	$132,655	$320,380
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	435,679	436,462	425,638
(Gain)/loss on sale of real estate owned	(136,197)	(43,404)	(226,199)
(Income)/loss from unconsolidated entities	5,055	(31,257)	(52,234)
Return on investment in unconsolidated joint ventures	4,248	4,416	57,578
Amortization of share-based compensation	14,244	12,862	13,398
Other	4,998	20,467	39,490
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(13,880)	(9,008)	(29,399)
Increase/(decrease) in operating liabilities	24,987	(4,278)	(12,084)
Net cash provided by/(used in) operating activities	560,676	518,915	536,568

Investing Activities
Acquisition of real estate assets	—	(96,791)	(163,015)
Proceeds from sales of real estate investments, net	247,031	71,235	301,799
Development of real estate assets	(150,238)	(248,546)	(178,279)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(112,359)	(124,728)	(91,740)
Capital expenditures — non-real estate assets	(4,850)	(1,384)	(4,439)
Investment in unconsolidated joint ventures	(112,025)	(123,842)	(40,162)
Distributions received from unconsolidated joint ventures	42,683	116,329	66,116
Purchase deposits on pending acquisitions	(1,000)	—	—
Repayment/(issuance) of notes receivable, net	(22,790)	321	(3,000)
Net cash provided by/(used in) investing activities	(113,548)	(407,406)	(112,720)

Financing Activities
Payments on secured debt	(279,243)	(326,346)	(375,308)
Proceeds from the issuance of secured debt	80,000	—	50,000
Payments on unsecured debt	—	(300,000)	(95,053)
Net proceeds from the issuance of unsecured debt	299,994	598,095	300,000
Net proceeds/(repayment) of commerical paper	(198,885)	300,000	—
Net proceeds/(repayment) of revolving bank debt	(21,751)	417	(128,650)
Proceeds from the issuance of common shares through public offering, net	299,825	—	173,211
Repurchase of common shares	(19,988)	—	—
Distributions paid to redeemable noncontrolling interests	(32,457)	(31,089)	(29,688)
Distributions paid to preferred stockholders	(3,836)	(3,708)	(3,717)
Distributions paid to common stockholders	(342,241)	(327,793)	(308,923)
Other	(41,485)	(21,361)	(11,154)
Net cash provided by/(used in) financing activities	(260,067)	(111,785)	(429,282)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	187,061	(276)	(5,434)
Cash, cash equivalents, and restricted cash, beginning of year	21,830	22,106	27,540
Cash, cash equivalents, and restricted cash, end of year	$208,891	$21,830	$22,106

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$132,466	$126,348	$124,635
Cash paid/(refunds received) for income taxes	625	1,660	693
Non-cash transactions:
Transfer of investment in and advances to unconsolidated joint ventures to real estate owned	$—	$140,549	$80,583
Secured debt assumed in the consolidation of unconsolidated joint ventures	—	—	75,796
Fair value adjustment of secured debt assumed in the consolidation of unconsolidated joint ventures	—	—	4,228
Vesting of LTIP Units	4,397	2,317	—
Development costs and capital expenditures incurred but not yet paid	10,304	43,930	46,285
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (348,057 shares in 2018; 389,033 shares in 2017; and 260,292 shares in 2016)	13,328	14,544	9,466
Dividends declared but not yet paid	97,666	91,455	86,936

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

	Year Ended December 31,
	2018	2017	2016
The following reconciles cash, cash equivalents, and restricted cash to the total of the same amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$2,038	$2,112	$6,742
Restricted cash	19,792	19,994	20,798
Total cash, cash equivalents, and restricted cash as shown above	$21,830	$22,106	$27,540
Cash, cash equivalents, and restricted cash, end of year:
Cash and cash equivalents	$185,216	$2,038	$2,112
Restricted cash	23,675	19,792	19,994
Total cash, cash equivalents, and restricted cash as shown above	$208,891	$21,830	$22,106

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

1. CONSOLIDATION AND BASIS OF PRESENTATION

Organization and Formation

UDR, Inc. (“UDR,” the “Company,” “we,” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities generally in high barrier-to-entry markets located in the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. At December 31, 2018, our consolidated apartment portfolio consisted of 127 consolidated communities located in 19 markets consisting of 39,931 apartment homes. In addition, the Company has an ownership interest in 8,112 apartment homes through unconsolidated joint ventures.

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

The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of December 31, 2018 and 2017, there were 183,636,543 and 183,350,924 units, respectively, in the Operating Partnership (“OP Units”) outstanding, of which 174,248,699, or 94.9% and 174,237,688, or 95.0%, respectively, were owned by UDR and 9,387,844, or 5.1%  and 9,113,236, or 5.0%, respectively, were owned by outside limited partners. As of December 31, 2018 and 2017, there were 32,367,380 units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 17,203,489, or 53.2% and 16,866,443, or 52.1%, respectively, were owned by UDR (of which, 13,470,651, or 41.6%, were held by the Operating Partnership for both periods) and 15,163,891, or 46.8% and 15,500,937, or 47.9%, respectively, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those in Note 2, Significant Accounting Policies,  Note 3, Real Estate Owned, Note 5, Joint Ventures and Partnerships and Note 14, Commitments and Contingencies.

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In August 2018, the Securities and Exchange Commission (“SEC”) adopted amendments to update and simplify disclosure requirements as well as eliminate outdated, superseded and/or redundant requirements with United States generally accepted accounting principles, or GAAP, (“SEC Simplification”).  The amendments are effective for all SEC filings made on or after November 5, 2018. As a result of the amendments, the Company will no longer provide ratios of earnings to fixed charges in our exhibits to our annual and quarterly filings with the SEC. Additionally, the amendments removed certain SEC guidance that conflicted with GAAP guidance, under which the Company previously followed SEC guidance and recorded Gain/(loss) on the sale of real estate owned, net of tax, after Operating income. The Company has reclassified Gain/(loss) on the sale of real estate owned within Operating income, with any income tax impact recorded within Tax (provision)/benefit, net per GAAP for all periods presented.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

Additionally, as a result of the SEC Simplification, for the year ended December 31, 2016, the following retrospective changes were made to the Consolidated Statement of Operations:

Gain/(loss) on the sale of real estate owned, net of tax – as previously reported	$210,851
Tax impact of sales of real estate owned	15,348
Gain/(loss) on the sale of real estate owned – as reported herein	$226,199

Tax (provision)/benefit, net – as previously reported	$3,774
Tax impact of sales of real estate owned	(15,348)
Tax (provision)/benefit, net – as reported herein	$(11,574)

Other than as presented above, no retrospective changes were required for the year ended December 31, 2017.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging, Targeted Improvements to Accounting for Hedging Activities. The ASU aimed to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The updated standard would have been effective for the Company on January 1, 2019 and must be applied using a modified retrospective approach; however, early adoption of the ASU is permitted. The Company early adopted the guidance on January 1, 2018; however, the updated standard did not have a material impact on the consolidated financial statements. Related disclosures were updated pursuant to the requirements of the ASU.

In January 2017, the FASB issued ASU 2017‑01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The ASU changed the definition of a business to assist entities with evaluating whether a set of transferred assets is a business. As a result, the accounting for acquisitions of real estate could be impacted. The updated standard was effective for the Company on January 1, 2018. The ASU was applied prospectively to any transactions occurring after adoption. The Company expects that the updated standard will result in fewer acquisitions of real estate meeting the definition of a business and fewer acquisition-related costs being expensed in the period incurred.

In November 2016, the FASB issued ASU 2016‑18, Statement of Cash Flows (Topic 230), Restricted Cash. The ASU addressed the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The updated standard was effective for the Company on January 1, 2018, and was applied retrospectively to all periods presented. The updated standard did not have a material impact on the consolidated financial statements. Related disclosures were updated pursuant to the requirements of the ASU.

As a result of the adoption of ASU 2016-18, for the years ended December 31, 2017 and 2016, the following line items in the following amounts were reclassified on the Consolidated Statements of Cash Flows (in thousands):

	Year ended December 31,
	2017	2016
(Increase)/decrease in operating assets	$(237)	$(361)
Net cash provided by /(used in) operating activities	$(237)	$(361)

Proceeds from sales of real estate investments, net	$-	$(555)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	35	112
Net cash provided by /(used in) investing activities	$35	$(443)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$(202)	$(804)

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, and to present the net amount of the financial instrument expected to be collected. The updated standard will be effective for the Company on January 1, 2020; however, early adoption of the ASU is permitted on January 1,

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

2019. In November 2016, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which amends the transition requirements and scope of ASU 2016-13 and clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. The Company is currently evaluating the effect that the updated standard will have on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016‑02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases on their balance sheets. Lessees of operating leases will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods, but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. The standard became effective for the Company on January 1, 2019.

The Company is currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures. The Company intends to elect the following package of practical expedients provided by the standard which includes: (i) an entity need not reassess whether any expired or existing contract is a lease or contains a lease, (ii) an entity need not reassess the lease classification of any expired or existing leases, and (iii) an entity need not reassess initial direct costs for any existing leases. The Company also plans to elect the short-term lease exception provided for in the standard and therefore will only recognize right-of-use assets and lease liabilities for leases with a term greater than one year.

The Company anticipates recognizing right-of-use assets and related lease liabilities between $85.0 million and $150.0 million on our consolidated opening balance sheets as of January 1, 2019 upon adoption of the standard. Our anticipated range of right-of-use assets and related lease liabilities to be recognized as disclosed above may change as a result of updates to the projected future minimum lease payments. The lease liabilities represent the present value of the remaining minimum lease payments related to ground leases for communities where we are the lessee. The right-of-use assets represent the lease liabilities plus any prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. The Company plans to continue recognizing lease expense for these leases in a manner similar to current accounting upon adoption of the standard based on our election of the package of practical expedients. However, in the event we modify existing ground leases and/or enter into new ground leases subsequent to the adoption of the standard, such leases would likely be classified as finance leases under the standard and require expense recognition based on the effective interest method. Under the standard, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, subsequent to the adoption of the standard, we will expense internal leasing costs as incurred.

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

In January 2016, the FASB issued ASU No. 2016‑01, Financial Instruments – Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The updated standard required certain equity securities to be measured at fair value on the balance sheet, with changes in fair value recognized in net income. The standard was effective for the Company on January 1, 2018. The Company holds one investment in equity securities subject to the updated guidance. As the investment does not have a readily determinable fair value, the Company elected the measurement alternative under which the investment is measured at cost, less any impairment, plus or minus changes resulting from observable price changes for an identical or similar investment of the same issuer. During the year ended December 31, 2018, the Company recorded gains of $2.1 million, in Interest income and other income/(expense), net on the Consolidated Statements of Operations as a result of measuring the investment using this measurement alternative.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

The Company does not view the impact, as a result of the adoption of the updated standard, to be material to the consolidated financial statements. Disclosures were updated pursuant to the requirements of the ASU.

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers. ASU No. 2014-09 amended the FASB Accounting Standards Codification (“ASC”) by creating ASC Topic 606, Revenue from Contracts with Customers. The standard provided companies with a single model for use in accounting for revenue arising from contracts with customers and replaced most existing revenue recognition guidance in U.S. GAAP, including industry-specific revenue guidance. The standard specifically excluded lease contracts. The ASU allowed for the use of either the full or modified retrospective transition method. ASC Topic 606 was effective for the Company on January 1, 2018, at which time the Company adopted it using the modified retrospective approach. However, as the majority of the Company’s revenue is from rental income related to leases, the ASU did not have a material impact on the consolidated financial statements. Related disclosures have been provided and/or updated pursuant to the requirements of the ASU.

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

UDR purchases real estate investment properties and records the tangible and identifiable intangible assets and liabilities acquired based on their estimated fair value. The primary, although not only, identifiable intangible asset associated with our portfolio is the value of existing lease agreements. When recording the acquisition of a community, we first assign fair value to the estimated intangible value of the existing lease agreements and then to the estimated value of the land, building and fixtures assuming the community is vacant. The Company estimates the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. Depreciation on the building is based on the expected useful life of the asset and the in-place leases are amortized over their remaining average contractual life. Property acquisition costs are capitalized as incurred if the acquisition does not meet the definition of a business.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which are 35 to 55 years for buildings, 10 to 35 years for major improvements, and 3 to 10 years for furniture, fixtures, equipment, and other assets.

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the years ended December 31, 2018,  2017, and 2016 were $7.5 million, $8.8 million and $7.9 million, respectively. During the years ended December 31, 2018,  2017, and 2016, total interest capitalized was $10.6 million, $18.6 million, and $16.5 million, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion and depreciation commences over the estimated useful life.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

Disaggregation of Revenue

Rental income, as disclosed on the Consolidated Statements of Operations, is disaggregated by principal revenue stream and by reportable segment in the following tables (dollars in thousands).  Joint venture management and other fees are not included in the tables as they are not allocable to a specific reportable segment or segments.

	December 31, (a)
	2018	2017	2016
Lease Revenue (b)
Same-Store Communities
West Region	$371,366	$355,904	$328,693
Mid-Atlantic Region	204,733	199,207	194,367
Northeast Region	148,057	146,105	142,249
Southeast Region	109,190	104,106	99,451
Southwest Region	39,567	38,978	37,529
Non-Mature Communities/Other	82,986	65,474	75,478
Total segment and consolidated lease revenue	$955,899	$909,774	$877,767

Reimbursements Revenue
Same-Store Communities
West Region	$17,159	$16,377	$14,797
Mid-Atlantic Region	9,084	8,715	8,123
Northeast Region	2,721	2,775	2,434
Southeast Region	6,821	6,509	6,413
Southwest Region	2,197	2,098	1,930
Non-Mature Communities/Other	8,768	7,781	7,859
Total segment and consolidated reimbursements revenue	$46,750	$44,255	$41,556

Other Revenue
Same-Store Communities
West Region	$10,789	$10,728	$9,831
Mid-Atlantic Region	6,633	6,235	5,733
Northeast Region	3,241	2,856	2,890
Southeast Region	6,223	5,852	5,454
Southwest Region	1,945	1,916	1,814
Non-Mature Communities/Other	3,625	2,693	3,416
Total segment and consolidated other revenue	$32,456	$30,280	$29,138

Total Revenue
Same-Store Communities
West Region	$399,314	$383,009	$353,321
Mid-Atlantic Region	220,450	214,157	208,223
Northeast Region	154,019	151,736	147,573
Southeast Region	122,234	116,467	111,318
Southwest Region	43,709	42,992	41,273
Non-Mature Communities/Other	95,379	75,948	86,753
Total segment and consolidated total revenue	$1,035,105	$984,309	$948,461
(a)	Same-Store Community population consisted of 37,673 apartment homes. Same-Store Community is defined in Note 15, Reportable Segments.
(b)	Lease Revenue is subject to recognition under ASC 840, Leases.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

Notes Receivable

The following table summarizes our Notes receivable, net as of December 31, 2018 and 2017 (dollars in thousands):

	Interest rate at	Balance Outstanding
	December 31,	December 31,	December 31,
	2018	2018	2017
Note due March 2019 (a)	12.00%	$20,000	$—
Note due February 2020 (b)	10.00%	14,659	13,669
Note due October 2020 (c)	8.00%	2,000	2,000
Note due August 2022 (d)	10.00%	5,600	3,800
Total notes receivable, net		$42,259	$19,469

(a)

In March 2018, the Company entered into a secured note receivable with an unaffiliated third party with an aggregate commitment of $20.0 million, of which $20.0 million has been funded. Interest payments are due when the loan matures. The note matures in March 2019 and is secured by a parcel of land.

(b)

The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $16.4 million, of which $14.7 million has been funded, including $1.0 million during the year ended December 31, 2018. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the eighth anniversary of the date of the note (February 2020).

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

(d)

The Company has a secured note receivable with an unaffiliated third party with an aggregate commitment of $10.0 million, of which $5.6 million has been funded, including $1.8 million during the year ended December 31, 2018. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $25.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) August 2022.

In January 2019, the $5.6 million note was repaid in full along with contractual accrued interest of $0.2 million and $8.5 million of promoted interest in conjunction with the unaffiliated third party being acquired.

During the years ended December 31, 2018,  2017, and 2016, the Company recognized $4.1 million,  $1.8 million and $1.8 million, respectively, of interest income from notes receivable, none of which was related party interest income. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

In determining whether a joint venture or partnership is a variable interest entity, the Company considers: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including necessity of subordinated debt; estimates of future cash flows; ours and our partner’s ability to participate in the decision making related to acquisitions, disposition, budgeting and financing of the entity; obligation to absorb losses and preferential returns; nature of our partner’s primary operations; and the degree, if any, of disproportionality between the economic and voting interests of the entity. As of December 31, 2018, the Company did not determine any of our joint ventures or partnerships to be variable interest entities.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of December 31, 2018 and 2017, UDR’s net deferred tax asset/(liability) was less than $(0.1) million and $0.1 million, respectively.

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

UDR had no material unrecognized tax benefit, accrued interest or penalties at December 31, 2018. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2015 through 2017 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

based awards, the Company remeasures the fair value each balance sheet date with adjustments made on a cumulative basis until the award is settled and the final compensation is known. The fair value for market based awards issued by the Company is calculated utilizing a Monte Carlo simulation. For further discussion, see Note 9, Employee Benefit Plans.

Advertising Costs

All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item Property operating and maintenance. During the years ended December 31, 2018,  2017, and 2016, total advertising expense was $6.7 million, $6.2 million, and $6.4 million, respectively.

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

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the years ended December 31, 2018,  2017, and 2016, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 13, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the years ended December 31, 2018,  2017, and 2016 was $0.2 million, $0.3 million, and $0.1 million, respectively.

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

Market Concentration Risk

The Company is subject to increased exposure from economic and other competitive factors specific to markets where the Company holds a significant percentage of the carrying value of its real estate portfolio. At December 31, 2018, the Company held greater than 10% of the carrying value of its real estate portfolio in each of the Orange County, California; Metropolitan D.C. and New York, New York markets.

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of December 31, 2018, the

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

Company owned and consolidated 127 communities in 11 states plus the District of Columbia totaling 39,931 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of December 31, 2018 and 2017 (dollars in thousands):

	December 31,	December 31,
	2018	2017
Land	$1,849,799	$1,780,229
Depreciable property — held and used:
Land improvements	213,224	189,919
Building, improvements, and furniture, fixtures and equipment	8,133,136	7,614,568
Under development:
Land and land improvements	—	109,468
Building, improvements, and furniture, fixtures and equipment	—	483,022
Real estate owned	10,196,159	10,177,206
Accumulated depreciation	(3,654,160)	(3,330,166)
Real estate owned, net	$6,541,999	$6,847,040

Acquisitions

The Company did not have any acquisitions during the year ended December 31, 2018.

In October 2017, the Company acquired an operating community located in Denver, Colorado with a total of 218 apartment homes and 17,000 square feet of retail space for a purchase price of approximately $141.5 million. The Company consolidated the operating community and accounted for the consolidation as a business combination. As a result of the consolidation, the Company increased its real estate owned by approximately $139.0 million, recorded approximately $2.5 million of in-place lease intangibles and recorded a gain on consolidation of approximately $14.8 million, which is included in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations. The acquisition was funded with tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986 (“Section 1031 exchanges”). Prior to acquiring the community, the Company had provided $93.5 million as a participating loan investment to the third-party developer and was entitled to receive, in addition to repayment of principal and interest, contingent interest equal to 50% of the sum of the amount the property was sold for less construction and closing costs, which equaled approximately $14.9 million. The Company had previously accounted for its participating loan investment as an unconsolidated joint venture (see Note 5, Joint Ventures and Partnerships).

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

In January 2019, the Company exercised its fixed-price option to purchase its joint venture partner’s ownership interest in a 386 home operating community in Anaheim, California, thereby increasing its ownership interest from 49% to 100%, for a cash purchase price of approximately $33.5 million. As a result, in January 2019, the Company consolidated the operating community. The Company had previously accounted for its 49% ownership interest as a preferred equity investment in an unconsolidated joint venture (see Note 5, Joint Ventures and Partnerships). As a result of the consolidation, the Company increased its real estate owned by approximately $118.1 million.

In January 2019, the Company exercised its fixed-price option to purchase its joint venture partner’s ownership interest in a 155 home operating community located in Seattle, Washington, thereby increasing its ownership interest from 49% to 100%, for a cash purchase price of approximately $20.0 million. As a result, in January 2019, the Company consolidated the operating community. The Company had previously accounted for its 49% ownership interest as a preferred equity investment in an unconsolidated joint venture (see Note 5, Joint Ventures and Partnerships). As a result of the consolidation, the Company increased its real estate owned by approximately $61.1 million.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

In January 2019, the Company acquired a to-be-developed parcel of land located in Washington D.C. for approximately $27.2 million.

 In February 2019, the Company acquired a to-be-developed parcel of land located in Denver, Colorado for approximately $13.7 million.

In February 2019, the Company acquired a 188 home operating community located in Brooklyn, New York for approximately $132.3 million.

In February 2019, the Company acquired a 381 home operating community located in St. Petersburg, Florida for approximately $98.7 million.

The Company incurred zero,  $0.4 million and $0.2 million of acquisition-related costs during the years ended December 31, 2018,  2017, and 2016, respectively. These expenses are reported within the line item General and administrative on the Consolidated Statements of Operations.

Dispositions

In December 2018, the Company sold an operating community in Fairfax, Virginia with a total of 604 apartment homes for gross proceeds of $160.0 million, resulting in a gain of $65.9 million.

In February 2018, the Company sold an operating community in Orange County, California with a total of 264 apartment homes for gross proceeds of $90.5 million, resulting in a gain of $70.3 million. The proceeds were designated for a tax-deferred Section 1031 exchange that were used to pay a portion of the purchase price for an acquisition in October 2017.

In December 2017, the Company sold two operating communities with a total of 218 apartment homes in Orange County, California and Carlsbad, California for gross proceeds of $69.0 million, resulting in a gain of $41.3 million.

In February 2017, the Company sold a parcel of land in Richmond, Virginia for gross proceeds of $3.5 million, resulting in a gain of $2.1 million.

Developments

During the year ended December 31, 2018, the Company completed the development of two communities, located in Huntington Beach, California and Boston, Massachusetts, with a total of 1,101 apartment homes.

Other Activity

In connection with the acquisition of certain properties, the Company agreed to pay certain of the tax liabilities of certain contributors if the Company sells one or more of the properties contributed in a taxable transaction prior to the expiration of specified periods of time following the acquisition. The Company may, however, sell, without being required to pay any tax liabilities, any of such properties in a non-taxable transaction, including, but not limited to, a tax deferred Section 1031 exchange.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

economic performance and the obligation to absorb potentially significant losses or the right to receive potentially significant benefits of the Operating Partnership and DownREIT Partnership.

See the consolidated financial statements of the Operating Partnership presented within this Report and the financial statements required under Rule 3-09 of Regulation S-X for the DownREIT Partnership included as Exhibit 99.1 to this Report.

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

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of December 31, 2018 and 2017 (dollars in thousands):

				Number of
		Number of		Apartment
		Properties		Homes	Investment at		UDR’s Ownership Interest
	Location of	December 31,		December 31,	December 31,	December 31,	December 31,	December 31,
Joint Venture	Properties	2018		2018	2018	2017	2018	2017
Operating and development:
UDR/MetLife I	Los Angeles, CA	1	operating community	150	$30,839	$34,653	50.0%	50.0%
UDR/MetLife II	Various	18	operating communities	4,059	296,807	303,702	50.0%	50.0%
Other UDR/MetLife	Various	5	operating communities	1,437	115,668	135,563	50.6%	50.6%
Joint Ventures
UDR/MetLife Vitruvian Park®	Addison, TX	4	operating communities;	1,513	71,730	78,404	50.0%	50.0%
		5	land parcels
UDR/KFH	Washington, D.C.	3	operating communities	660	5,507	8,958	30.0%	30.0%
West Coast Development Joint Ventures (c)	Los Angeles, CA	1	operating community	293	36,143	37,916	47.0%	47.0%
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment, preferred equity investments and other investments					$556,694	$599,196

					Investment at		Income from investments
			Years To	UDR	December 31,	December 31,	Year Ended December 31,
Developer Capital Program (a)	Location	Rate	Maturity	Commitment (b)	2018	2017	2018	2017	2016
Preferred equity investments:
West Coast Development Joint Ventures (c)	Various	6.5%	N/A	$—	$65,417	$64,226	$865	$23,230	$2,350
1532 Harrison (d)	San Francisco, CA	11.0%	3.5	24,645	24,986	11,346	2,228	511	—
1200 Broadway (e)	Nashville, TN	8.0%	3.8	55,558	58,982	18,011	2,970	370	—
Junction (f)	Santa Monica, CA	12.0%	3.6	8,800	9,211	—	406	—	—
1300 Fairmount (g)	Philadelphia, PA	9.0%	4.6	51,393	8,318	—	159	—	—
Essex (h)	Orlando, FL	12.5%	4.7	12,886	9,940	—	258	—	—
Other investments:
The Portals (i)	Washington, D.C.	11.0%	2.4	38,559	43,167	26,535	3,692	839	—
Other investment ventures	N/A	N/A	N/A	$18,000	4,154	1,516	$(267)	$(30)	$—
Total Developer Capital Program					224,175	121,634
Total investment in and advances to unconsolidated joint ventures, net					$780,869	$720,830

(a)

The Developer Capital Program is the program through which the Company makes investments, including preferred equity investments, mezzanine loans or other structured investments that may receive a fixed yield on the

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

investment and may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property and/or holds fixed price purchase options.

(b)	Represents UDR’s maximum funding commitment only and therefore excludes other activity such as income from investments.
(c)

In May 2015, the Company entered into a joint venture agreement with an unaffiliated joint venture partner and paid $136.3 million for a 48% ownership interest in a portfolio of five communities that were under construction. The communities are located in three of the Company’s core, coastal markets: Seattle, Washington, Los Angeles, California and Orange County, California. UDR earns a 6.5% preferred return on its investment through each individual community’s date of stabilization, defined as when a community reaches 80% occupancy for 90 consecutive days, while the joint venture partner is allocated all operating income and expense during the pre-stabilization period. Upon stabilization, income and expense are shared based on each partner’s ownership percentage and the Company no longer receives a 6.5% preferred return on its investment in the stabilized community. The Company serves as property manager and earns a management fee during the lease-up phase and subsequent operation of each of the communities. The unaffiliated joint venture partner is the general partner of the joint venture and the developer of the communities.

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

During the year ended December 31, 2018, the fixed-price option to acquire one of the two remaining communities held by the West Coast Development Joint Ventures (as defined below) expired. The community achieved stabilization during 2017, at which time the Company and its joint venture partner began allocating income and expenses based on their ownership percentages. The Company and its joint venture partner plan to continue operating the community.

As of December 31, 2018, construction was completed on the remaining community subject to the fixed-price acquisition option. During the year ended December 31, 2018, the community achieved stabilization, at which time the Company and its joint venture partner began allocating income and expenses based on their ownership percentages.

In January 2019, the Company exercised its fixed-price option to purchase its joint venture partner’s ownership interest in the 386 home operating community in Anaheim, California, thereby increasing its ownership interest from 49% to 100%, for a cash purchase price of approximately $33.5 million. As a result, in January 2019, the Company consolidated the operating community and it will no longer be accounted for as a preferred equity investment in an unconsolidated joint venture (see Note 3, Real Esate Owned). In connection with the purchase, the construction loan on the community was paid in full.

In March 2017 and May 2017, the Company entered into two additional joint venture agreements with the unaffiliated joint venture partner and paid $15.5 million for a 49% ownership interest in a 155 home community in Seattle, Washington, for which construction was complete as of December 31, 2018, and $16.1 million for a 49% ownership interest in a 276 home community in Hillsboro, Oregon, for which construction was complete as of December 31, 2018 (together with the May 2015 joint venture described above, the “West Coast Development Joint Ventures”). UDR earns a 6.5% preferred return on its investments through the communities’ date of stabilization, as

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

defined above, while our joint venture partner is allocated all operating income and expense during the pre-stabilization period. Upon stabilization of the communities, income and expense will be shared based on each partner’s ownership percentage and the Company will no longer receive a 6.5% preferred return on its investment. The Company will serve as property manager and will earn a management fee during the lease-up phase and subsequent operation of the stabilized communities. The unaffiliated joint venture partner is the general partner and the developer of the communities. The Company has concluded it does not control the joint ventures and accounts for them under the equity method of accounting.

During the year ended December 31, 2018, the community in Seattle, Washington achieved stabilization, at which time the Company and its joint venture partner began allocating income and expenses based on their ownership percentages.

The Company has a fixed-price option to acquire the remaining interest in the communities beginning one year after completion for a total price of $61.3 million and $72.3 million, respectively. The unaffiliated joint venture partner is providing certain guaranties and there are construction loans on the communities.

In January 2019, the Company exercised its fixed-price option to purchase its joint venture partner’s ownership interest in one of the two communities, a 155 home operating community in Seattle, Washington, thereby increasing its ownership interest from 49% to 100%, for a cash purchase price of approximately $20.0 million. As a result, in January 2019, the Company consolidated the operating community and it will no longer be accounted for as a preferred equity investment in an unconsolidated joint venture (see Note 3, Real Esate Owned). In connection with the purchase, the construction loan on the community was paid in full.

The Company’s recorded equity investment in the West Coast Development Joint Ventures at December 31, 2018 and 2017 of $101.6 million and $102.1 million, respectively, is inclusive of outside basis costs and our accrued but unpaid preferred return.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

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

As of December 31, 2018 and 2017, the Company had deferred fees of $11.0 million and $10.9 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $11.6 million, $11.4 million, and $11.3 million during the years ended December 31, 2018,  2017, and 2016, respectively, for our management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the years ended December 31, 2018,  2017, and 2016.

Condensed summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share), is presented below for the years ended December 31, 2018, 2017, and 2016 (dollars in thousands):

				UDR/
			Other	MetLife		West Coast
As of and For the	UDR/	UDR/	UDR/MetLife	Vitruvian		Development
Year Ended December 31, 2018	MetLife I	MetLife II	Joint Ventures	Park®	UDR/KFH	Joint Ventures	Total
Condensed Statements of Operations:
Total revenues	$3,187	$158,738	$61,967	$26,096	$20,703	$16,392	$287,083
Property operating expenses	3,066	56,403	21,998	13,732	8,318	8,830	112,347
Real estate depreciation and amortization	3,392	44,721	35,437	9,495	14,487	7,679	115,211
Operating income/(loss)	(3,271)	57,614	4,532	2,869	(2,102)	(117)	59,525
Interest expense	(1,872)	(49,118)	(17,408)	(6,051)	(6,739)	(6,175)	(87,363)
Other income/(loss)	—	—	—	—	—	148	148
Net income/(loss)	$(5,143)	$8,496	$(12,876)	$(3,182)	$(8,841)	$(6,144)	$(27,690)

Condensed Balance Sheets:
Total real estate, net	$124,112	$1,609,903	$653,729	$315,541	$182,970	$281,729	$3,167,984
Cash and cash equivalents	698	11,192	8,242	8,865	1,794	8,614	39,405
Other assets	1,074	18,670	4,904	2,241	1,320	1,610	29,819
Total assets	125,884	1,639,765	666,875	326,647	186,084	291,953	3,237,208
Third party debt, net	70,833	1,089,231	454,647	162,131	165,699	171,879	2,114,420
Accounts payable and accrued liabilities	1,935	21,258	9,753	14,968	1,860	9,943	59,717
Total liabilities	72,768	1,110,489	464,400	177,099	167,559	181,822	2,174,137
Total equity	$53,116	$529,276	$202,475	$149,548	$18,525	$110,131	$1,063,071

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

				UDR/
			Other	MetLife		West Coast
As of and For the	UDR/	UDR/	UDR/MetLife	Vitruvian		Development
Year Ended December 31, 2017	MetLife I	MetLife II	Joint Ventures	Park®	UDR/KFH	Joint Ventures	Total
Condensed Statements of Operations:
Total revenues	$—	$156,920	$48,032	$23,025	$20,327	$18,812	$267,116
Property operating expenses	93	52,450	21,908	11,839	8,159	9,520	103,969
Real estate depreciation and amortization	—	45,144	32,625	7,169	14,480	7,387	106,805
Gain/(loss) on the sale of real estate	(17)	(609)	—	—	—	72,216	71,590
Operating income/(loss)	(110)	58,717	(6,501)	4,017	(2,312)	74,121	127,932
Interest expense	—	(50,603)	(13,894)	(5,030)	(5,264)	(4,038)	(78,829)
Net income attributable to noncontrolling interest	—	—	—	—	—	439	439
Net income/(loss)	$(110)	$8,114	$(20,395)	$(1,013)	$(7,576)	$69,644	$48,664

Condensed Balance Sheets:
Total real estate, net	$108,958	$1,641,338	$687,492	$299,420	$195,625	$252,352	$3,185,185
Cash and cash equivalents	514	11,947	8,596	7,612	829	4,214	33,712
Other assets	2	15,037	4,290	1,972	905	979	23,185
Total assets	109,474	1,668,322	700,378	309,004	197,359	257,545	3,242,082
Third party debt, net	30,555	1,108,156	443,147	131,281	165,801	126,626	2,005,566
Accounts payable and accrued liabilities	12,700	19,477	15,003	16,931	1,745	17,389	83,245
Total liabilities	43,255	1,127,633	458,150	148,212	167,546	144,015	2,088,811
Total equity	$66,219	$540,689	$242,228	$160,792	$29,813	$113,530	$1,153,271

				UDR/
			Other	MetLife		West Coast
For the	UDR/	UDR/	UDR/MetLife	Vitruvian		Development
Year Ended December 31, 2016	MetLife I	MetLife II	Joint Ventures	Park®	UDR/KFH	Joint Ventures	Total
Condensed Statements of Operations:
Total revenues	$278	$169,175	$18,090	$22,916	$19,997	$12,174	$242,630
Property operating expenses	552	52,322	11,655	11,730	7,828	7,117	91,204
Real estate depreciation and amortization	52	46,135	16,353	6,835	14,444	6,218	90,037
Operating income/(loss)	(326)	70,718	(9,918)	4,351	(2,275)	(1,161)	61,389
Interest expense	—	(51,173)	(6,164)	(5,095)	(5,369)	(2,166)	(69,967)
Income/(loss) from discontinued operations	(375)	34,201	—	—	—	—	33,826
Net income attributable to noncontrolling interest	—	—	—	—	—	(62)	(62)
Net income/(loss)	$(701)	$53,746	$(16,082)	$(744)	$(7,644)	$(3,265)	$25,310

Other than the West Coast Development Joint Ventures, the condensed summary financial information relating to the entities in which we have an interest through the Developer Capital Program is not included in the tables above. As of and for the year ended December 31, 2018,  combined total assets, liabilities, equity, revenues, and expenses for such entities were $248.1 million, $22.5 million, $225.6 million, $6.0 million, and $1.8 million, respectively. As of and for the year ended December 31, 2017, combined total assets, liabilities, equity, revenues, and expenses for such entities were $79.1 million, $0.8 million, $78.3 million, $7.8 million, and $9.5 million, respectively. For the year ended December 31, 2016, combined total revenues and expenses for such entities were  $8.5 million, and $12.2 million, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

6. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at December 31, 2018 and 2017  (dollars in thousands):

	Principal Outstanding		As of December 31, 2018
			Weighted	Weighted
			Average	Average	Number of
	December 31,	December 31,	Interest	Years to	Communities
	2018	2017	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$417,989	$395,611	3.82%	5.9	7
Fannie Mae credit facilities (b)	90,000	285,836	3.95%	1.5	1
Deferred financing costs	(1,343)	(1,670)
Total fixed rate secured debt, net	506,646	679,777	3.85%	5.1	8
Variable Rate Debt
Tax-exempt secured notes payable (c)	94,700	94,700	2.33%	4.2	2
Fannie Mae credit facilities (b)	—	29,034	—%	—	—
Deferred financing costs	(119)	(242)
Total variable rate secured debt, net	94,581	123,492	2.33%	4.2	2
Total Secured Debt, net	601,227	803,269	3.61%	5.0	10
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due January 2023 (d) (j)	—	—	—%	4.1
Borrowings outstanding under unsecured commercial paper program due January 2019 (e) (j)	101,115	300,000	2.90%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2021 (f)	16	21,767	3.33%	2.0
Term Loan due September 2023 (d) (j)	35,000	35,000	3.25%	4.8
Fixed Rate Debt
3.70% Medium-Term Notes due October 2020 (net of discounts of $14 and $22, respectively) (j)	299,986	299,978	3.70%	1.8
4.63% Medium-Term Notes due January 2022 (net of discounts of $1,087 and $1,446, respectively) (j)	398,913	398,554	4.63%	3.0
1.93% Term Loan due September 2023 (d) (j)	315,000	315,000	1.93%	4.8
3.75% Medium-Term Notes due July 2024 (net of discounts of $574 and $678, respectively) (g) (j)	299,426	299,322	3.75%	5.5
8.50% Debentures due September 2024	15,644	15,644	8.50%	5.7
4.00% Medium-Term Notes due October 2025 (net of discounts of $465 and $534, respectively) (h) (j)	299,535	299,466	4.00%	6.8
2.95% Medium-Term Notes due September 2026 (j)	300,000	300,000	2.95%	7.7
3.50% Medium-Term Notes due July 2027 (net of discounts of $600 and $670, respectively) (j)	299,400	299,330	3.50%	8.5
3.50% Medium-Term Notes due January 2028 (net of discounts of $1,072 and $1,191, respectively) (j)	298,928	298,809	3.50%	9.0
4.40% Medium-Term Notes due January 2029 (net of discounts of $6 and $0, respectively) (i) (j)	299,994	—	4.40%	10.1
Other	16	19
Deferred financing costs	(16,413)	(14,495)
Total Unsecured Debt, net	2,946,560	2,868,394	3.65%	6.0
Total Debt, net	$3,547,787	$3,671,663	3.72%	5.8

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of December 31, 2018, secured debt encumbered $1.3 billion or

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

12.8% of UDR’s total real estate owned based upon gross book value ($8.9 billion or 87.2% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At December 31, 2018, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from August 2020 through September 2028 and carry interest rates ranging from 3.15% to 4.35%.

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the life of the underlying debt instrument.

During the year ended December 31, 2018, the Company prepaid $50.1 million of its fixed rate mortgage notes payable with proceeds from the issuance of senior unsecured medium-term notes and entered into an $80.0 million fixed rate mortgage note payable.

During the years ended December 31, 2018,  2017, and 2016, the Company had $3.0 million,  $3.0 million, and $2.9 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $5.0 million and $8.2 million at December 31, 2018 and 2017, respectively.

(b) UDR had one secured credit facility with Fannie Mae with a commitment of $90.0 million at December 31, 2018. The Fannie Mae credit facility matures in July 2020 and bears interest at a fixed rate of 3.95%.

During the year ended December 31, 2018, the Company prepaid $29.0 million of its variable rate secured credit facilities with proceeds from the refinance of a mortgage note payable and prepaid $195.8 million of its fixed rate secured credit facilities with proceeds from the issuance of senior unsecured medium-term notes.

Further information related to these credit facilities is as follows (dollars in thousands):

	December 31,	December 31,
	2018	2017
Borrowings outstanding	$90,000	$314,870
Weighted average borrowings during the period ended	253,813	416,653
Maximum daily borrowings during the period ended	314,869	636,782
Weighted average interest rate during the period ended	4.7%	4.3%
Weighted average interest rate at the end of the period	4.0%	4.7%

(c) The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature in August 2019 and March 2032. Interest on these notes is payable in monthly installments. The variable rate mortgage notes have interest rates ranging from 2.29% to 2.43% as of December 31, 2018.

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

The Credit Agreement amended and restated the Company’s prior credit agreement, which provided for: (i) a $1.1 billion revolving credit facility scheduled to mature in January 2020 and (ii) a $350.0 million term loan scheduled to mature in January 2021. The prior credit agreement allowed the total commitments under the revolving credit facility and total borrowings under the term loan to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

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

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at December 31, 2018 and 2017 (dollars in thousands):

	December 31,	December 31,
	2018	2017
Total revolving credit facility	$1,100,000	$1,100,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	—	2,274
Maximum daily borrowings during the period ended	—	120,000
Weighted average interest rate during the period ended	—%	1.6%
Interest rate at end of the period	—%	—%

(1)	Excludes $3.3 million and $3.3 million of letters of credit at December 31, 2018 and 2017, respectively.

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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at December 31, 2018 and 2017 (dollars in thousands):

	December 31,	December 31,
	2018	2017
Total unsecured commercial paper program	$500,000	$500,000
Borrowings outstanding at end of period	101,115	300,000
Weighted average daily borrowings during the period ended	344,235	238,810
Maximum daily borrowings during the period ended	440,000	390,000
Weighted average interest rate during the period ended	2.4%	1.4%
Interest rate at end of the period	2.9%	2.0%

(f) The Company has a working capital credit facility, which provides for a $75.0 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 15, 2021. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to LIBOR plus a margin of 82.5 basis points. Depending on the Company’s credit rating, the margin ranges from 75 to 145 basis points. In February 2018, the Company amended the Working Capital Credit Facility to extend the scheduled maturity date from January 1, 2019 to January 15, 2021. In September 2018, the Company further amended the Working Capital Credit Facility to lower the margin to the ranges disclosed above, which are consistent with the margins for the $1.1 billion unsecured revolving credit facility described above.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at December 31, 2018 and 2017 (dollars in thousands):

	December 31,	December 31,
	2018	2017
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	16	21,767
Weighted average daily borrowings during the period ended	26,101	26,993
Maximum daily borrowings during the period ended	64,633	68,207
Weighted average interest rate during the period ended	2.9%	2.0%
Interest rate at end of the period	3.3%	2.5%

(g) The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $100.0 million of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 3.69%.

(h) The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $200.0 million of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 4.53%.

(i) In October 2018, the Company issued $300.0 million of 4.40% senior unsecured medium-term notes due January 26, 2029. Interest is payable semiannually on January 26 and July 26 of each year, beginning on January 26, 2019. The notes were priced at 99.998% of the principal amount at issuance. The Company used the net proceeds for the repayment of debt, including $195.8 million of the outstanding balance under the Fannie Mae credit facilities, and for general corporate purposes.

The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $150.0 million of this debt. The all in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 4.27%.

(j) The Operating Partnership is a guarantor of this debt.

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten years subsequent to December 31, 2018 are as follows (dollars in thousands):

	Total Fixed	Total Variable	Total	Total	Total
Year	Secured Debt	Secured Debt	Secured Debt	Unsecured Debt	Debt
2019	$3,822	$67,700	$71,522	$101,115	$172,637
2020	198,076	—	198,076	300,000	498,076
2021	1,117	—	1,117	16	1,133
2022	1,157	—	1,157	400,000	401,157
2023	41,245	—	41,245	350,000	391,245
2024	—	—	—	315,644	315,644
2025	127,600	—	127,600	300,000	427,600
2026	50,000	—	50,000	300,000	350,000
2027	—	—	—	300,000	300,000
2028	80,000	—	80,000	300,000	380,000
Thereafter	—	27,000	27,000	300,000	327,000
Subtotal	503,017	94,700	597,717	2,966,775	3,564,492
Non-cash (a)	3,629	(119)	3,510	(20,215)	(16,705)
Total	$506,646	$94,581	$601,227	$2,946,560	$3,547,787

(a)

Includes the unamortized balance of fair market value adjustments, premiums/discounts, and deferred financing costs. For the years ended December 31, 2018 and 2017, the Company amortized $4.2 million and $4.3 million, respectively, of deferred financing costs into Interest expense.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

We were in compliance with the covenants of our debt instruments at December 31, 2018.

7. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Numerator for income/(loss) per share:
Net income/(loss)	$221,542	$132,655	$320,380
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(18,215)	(10,933)	(27,282)
Net (income)/loss attributable to noncontrolling interests	(221)	(164)	(380)
Net income/(loss) attributable to UDR, Inc.	203,106	121,558	292,718
Distributions to preferred stockholders — Series E (Convertible)	(3,868)	(3,708)	(3,717)
Income/(loss) attributable to common stockholders - basic and diluted	$199,238	$117,850	$289,001

Denominator for income/(loss) per share:
Weighted average common shares outstanding	268,513	267,567	266,211
Non-vested restricted stock awards	(334)	(543)	(825)
Denominator for basic income/(loss) per share	268,179	267,024	265,386
Incremental shares issuable from assumed conversion of stock options, unvested LTIP Units and unvested restricted stock	1,304	1,806	1,925
Denominator for diluted income/(loss) per share	269,483	268,830	267,311

Income/(loss) per weighted average common share:
Basic	$0.74	$0.44	$1.09
Diluted	$0.74	$0.44	$1.08

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the years ended December 31, 2018, 2017, and 2016, the effect of the conversion of the OP Units, DownREIT Units and the Company’s Series E preferred stock was not dilutive, and therefore not included in the above calculation.

For the year ended December 31, 2018, the Company did not enter into any forward purchase agreements under its continuous equity program.

The following table sets forth the additional shares of common stock outstanding by equity instrument if converted to common stock for each of the years ended December 31, 2018,  2017, and 2016 (shares in thousands):

	Year Ended December 31,
	2018	2017	2016
OP/DownREIT Units	24,548	24,821	25,130
Convertible preferred stock	3,011	3,021	3,028
Stock options, unvested LTIP Units and unvested restricted stock	1,304	1,806	1,925

8. STOCKHOLDERS’ EQUITY

UDR has an effective registration statement that allows the Company to sell an undetermined number of debt and equity securities as defined in the prospectus. The Company had the ability to issue 350,000,000 shares of common stock and 50,000,000 shares of preferred shares as of December 31, 2018.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

The following table presents the changes in the Company’s issued and outstanding shares of common and preferred stock for the years ended December 31, 2018,  2017 and 2016

	Common	Preferred Stock
	Stock	Series E	Series F
Balance at December 31, 2015	261,844,521	2,796,903	16,452,496
Issuance/(forfeiture) of common and restricted shares, net	154,656	—	—
Issuance of common shares through public offering	5,000,000	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	4,685	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the DownREIT Partnership	255,607	—	—
Forfeiture of Series F shares	—	—	(255,607)
Balance at December 31, 2016	267,259,469	2,796,903	16,196,889
Issuance/(forfeiture) of common and restricted shares, net	69,788	—	—
Issuance of common shares upon exercise of stock options	86,554
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	7,604	—	—
Conversion of Series E Cumulative Convertible shares	17,225	(15,909)
Adjustment for conversion of noncontrolling interest of unitholders in the DownREIT Partnership	381,429	—	—
Forfeiture of Series F shares	—	—	(344,168)
Balance at December 31, 2017	267,822,069	2,780,994	15,852,721
Issuance/(forfeiture) of common and restricted shares, net	47,432	—	—
Issuance of common shares upon exercise of stock options	771,715	—	—
Issuance of common shares through public offering	7,150,000	—	—
Repurchase of common shares	(593,373)	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	11,011	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the DownREIT Partnership	337,046	—	—
Forfeiture of Series F shares	—	—	(50,328)
Balance at December 31, 2018	275,545,900	2,780,994	15,802,393

Common Stock

The Company has an equity distribution agreement which allows it from time to time, through its sales agents, to offer and sell up to 20,000,000 shares of its common stock. Sales of such shares will be made by means of ordinary brokers’ transactions on the NYSE at market prices. In July 2017, the Company updated its equity distribution agreement to also permit the entry into separate forward sales agreements to or through its forward purchasers. As of December 31, 2018,  13,078,931  shares were available for sale under the continuous equity program.

During the year ended December 31, 2018, the Company entered into the following equity transactions for our common stock:

•	Issued 7,150,000 shares of common stock through a public offering at a price per share of $41.98, for aggregate gross proceeds of approximately $300.2 million;
•	Repurchased 593,373 shares of common stock at a weighted average price per share of $33.69, for total consideration of approximately $20.0 million;
•	Issued 212,411 shares of common stock through the Company’s 1999 Long-Term Incentive Plan (the “LTIP”);
•	Issued 11,011 shares of common stock upon redemption of OP Units; and

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

•	Issued 337,046 shares of common stock upon redemption of DownREIT Units, resulting in the forfeiture of 50,328 Series F Preferred Shares.

Distributions are subject to the approval of the Board of Directors and are dependent upon our strategy, financial condition and operating results. UDR’s common distributions for the years ended December 31, 2018,  2017, and 2016 totaled $1.29,  $1.24, and $1.18 per share, respectively.

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

Distributions declared on the Series E for the years ended December 31, 2018,  2017, and 2016 were $1.40,  $1.33, and $1.33 per share, respectively. The Series E is not listed on any exchange. At December 31, 2018 and 2017, a total of 2,780,994 shares of the Series E were outstanding.

UDR is authorized to issue up to 20,000,000 shares of the Series F Preferred Stock (“Series F”). The Series F may be purchased by holders of OP Units and DownREIT Units, at a purchase price of $0.0001 per share. OP/DownREIT Unitholders are entitled to subscribe for and purchase one share of UDR’s Series F for each OP/DownREIT Unit held. During the years ended December 31, 2018 and 2017,  50,328 and 344,168 of the Series F shares were forfeited upon the conversion of DownREIT Units into Company common stock, respectively.

At December 31, 2018 and 2017, a total of 15,802,393 and 15,852,721 shares, respectively, of the Series F were outstanding with an aggregate purchase value of $1,580 and $1,585, respectively. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to dividends or any other rights, privileges or preferences.

Distribution Reinvestment and Stock Purchase Plan

UDR’s Distribution Reinvestment and Stock Purchase Plan (the “Stock Purchase Plan”) allows common and preferred stockholders the opportunity to purchase, through the reinvestment of cash dividends and by making additional cash payments, additional shares of UDR’s common stock. From inception through December 31, 2008, shareholders have elected to utilize the Stock Purchase Plan to reinvest their distribution for the equivalent of 9,957,233 shares of Company common stock. Shares in the amount of 10,963,730 were reserved for issuance under the Stock Purchase Plan as of December 31, 2018. During the year ended December 31, 2018, UDR acquired all shares issued through the open market.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

parity with common stock by operation of special tax rules applicable to profits interests. Until and unless such parity is reached, the value that an executive will realize for a given number of vested LTIP units is less than the value of an equal number of shares of our common stock.

As of December 31, 2018,  19,000,000 shares were reserved on an unadjusted basis for issuance upon the grant or exercise of awards under the LTIP. As of December 31, 2018, there were 7,269,166 common shares available for issuance under the LTIP.

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

A summary of UDR’s stock option and restricted stock activities during the year ended December 31, 2018 is as follows:

	Option Outstanding		Option Exercisable		Restricted Stock
						Weighted
		Weighted		Weighted		Average Fair
		Average		Average		Value Per
	Number of	Exercise	Number of	Exercise	Number	Restricted
	Options	Price	Options	Price	of shares	Stock
Balance, December 31, 2017	1,830,672	$10.06	1,830,672	$10.06	512,516	$36.82
Granted	—	—	—	—	212,358	34.16
Exercised	(1,830,672)	10.06	(1,830,672)	10.06	—	—
Vested	—	—	—	—	(409,839)	32.57
Forfeited	—	—	—	—	(8,208)	36.75
Balance, December 31, 2018	—	$—	—	$—	306,827	$36.58

As of December 31, 2018, the Company had granted 6,141,613 shares of restricted stock and 1,766,550 LTIP Units under the LTIP.

Stock Option Plan

UDR has granted stock options to our employees, subject to certain conditions. Each stock option is exercisable into one common share.

There is  no remaining compensation cost related to unvested stock options as of December 31, 2018.

During the year ended December 31, 2018,  1,830,672 stock options were exercised.

During the years ended December 31, 2018,  2017, and 2016, respectively, we did not recognize any net compensation expense related to outstanding stock options.

Restricted Stock Awards

Restricted stock awards are granted to Company employees, officers, and directors. The restricted stock awards are valued based upon the closing sales price of UDR common stock on the date of grant. Compensation expense is recorded under the straight-line method over the vesting period, which is generally three to four years. Restricted stock awards earn dividends payable in cash. Some of the restricted stock grants are based on the Company’s performance and are subject to adjustment during the initial one year performance period. For the years ended December 31, 2018,  2017, and 2016, we recognized  $4.3 million, $4.0 million, and $3.4 million of compensation expense, net of capitalization, related to the amortization of restricted stock awards, respectively. The total remaining compensation cost on unvested

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

restricted stock awards was $4.8 million and had a weighted average remaining contractual life of 1.9 years as of December 31, 2018.

Long-Term Incentive Compensation

In January 2018, certain officers of the Company were awarded either a restricted stock grant or an LTIP Unit grant, or a combination of both, under the 2018 Long-Term Incentive Program (“2018 LTI”). For both restricted stock grants and LTIP Unit grants, thirty percent of the 2018 LTI award is based upon FFO as Adjusted over a one-year period and will vest fifty percent on the one-year anniversary and fifty percent on the two-year anniversary. Fifteen percent of the 2018 LTI award is based upon relative FFO as Adjusted over a three-year period and will vest 100% at the end of the three-year performance period. The remaining fifty-five percent of the 2018 LTI award is based on Total Shareholder Return (“TSR”) as measured relative to comparable apartment REITs over a three-year period and as measured relative to the NAREIT Equity REITs Total Return Index over a three-year period whereby both will vest 100% at the end of the three-year performance periods. The portion of the restricted stock grant based upon FFO as Adjusted was valued based upon the closing sales price of UDR common stock on the date of grant or $38.06 per share. Because LTIP Units are granted at the maximum potential payout and there is uncertainty associated with an LTIP Unit reaching parity with the value of a share of UDR common stock, the portion of the LTIP Unit grant based upon the one-year FFO as Adjusted was valued at $17.13 per unit on the grant date, inclusive of a 10% discount, and the portion of the LTIP Unit grant based upon the three-year FFO as Adjusted was valued at $18.08 per unit on the grant date, inclusive of a 5% discount. The portion of the restricted stock grant based upon relative TSR was valued at $42.18 per share for the comparable apartment REITs component and $40.49 per share for the NAREIT Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 17.0%. The portion of the LTIP Unit grant based upon relative TSR was valued at $20.12 per unit, inclusive of a 5% discount, for the comparable apartment REITs component and $19.35 per unit, inclusive of a 5% discount, for the NAREIT Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 17.0%.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

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

For the years ended December 31, 2018,  2017,  and 2016, we recognized $9.9 million, $8.9 million and $10.0 million, respectively, of compensation expense, net of capitalization, related to the amortization of the awards. The total remaining compensation cost on unvested LTI awards was $8.2 million and had a weighted average remaining contractual life of 1.7 years as of December 31, 2018.

Profit Sharing Plan

Our profit sharing plan (the “Plan”) is a defined contribution plan covering all eligible full-time employees. Under the Plan, UDR makes discretionary profit sharing and matching contributions to the Plan as determined by the Compensation Committee of the Board of Directors. Aggregate provisions for contributions, both matching and discretionary, which are included in UDR’s Consolidated Statements of Operations for the years ended December 31, 2018,  2017, and 2016, was $1.3 million, $1.3 million, and $1.3 million, respectively.

10. INCOME TAXES

For 2018,  2017, and 2016, UDR believes that we have complied with the REIT requirements specified in the Code. As such, the REIT would generally not be subject to federal income taxes.

For income tax purposes, distributions paid to common stockholders may consist of ordinary income, qualified dividends, capital gains, unrecaptured section 1250 gains, return of capital, or a combination thereof. Distributions that exceed our current and accumulated earnings and profits constitute a return of capital rather than taxable income and reduce the stockholder’s basis in their common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the common shares, it generally will be treated as a gain from the sale or exchange of that stockholder’s common shares. Taxable distributions paid per common share were taxable as follows for the years ended December 31, 2018,  2017 and 2016  (unaudited):

	Year Ended December 31,
	2018	2017	2016
Ordinary income	$0.774	$1.018	$0.708
Qualified ordinary income	0.006	0.011	—
Long-term capital gain	0.058	0.133	0.309
Unrecaptured section 1250 gain	0.233	0.063	0.145
Nondividend distributions	0.207	—	—
Total	$1.278	$1.225	$1.162

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

We have a TRS that is subject to federal and state income taxes. A TRS is a C-corporation which has not elected REIT status and as such is subject to United States federal and state income tax. The components of the provision for income taxes are as follows for the years ended December 31, 2018,  2017, and 2016 (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Income tax (benefit)/provision
Current
Federal	$220	$(1,205)	$69
State	396	407	372
Total current	616	(798)	441
Deferred
Federal	66	568	9,814
State	6	(10)	1,319
Total deferred	72	558	11,133
Total income tax (benefit)/provision	$688	$(240)	$11,574
Classification of income tax (benefit)/provision:
Continuing operations	$688	$(240)	$11,574

As a result of the SEC Simplification, for the year ended December 31, 2016, the following retrospective changes were made (dollars in thousands):

Gain/(loss) on the sale of real estate owned, net of tax – as previously reported	$15,348
Tax impact of sales of real estate owned	(15,348)
Gain/(loss) on the sale of real estate owned – as reported herein	$—

Continuing operations – as previously reported	$(3,774)
Tax impact of sales of real estate owned	15,348
Continuing operations – as reported herein	$11,574

Deferred income taxes are provided for the change in temporary differences between the basis of certain assets and liabilities for financial reporting purposes and income tax reporting purposes. The expected future tax rates are based upon enacted tax laws. The components of our TRS deferred tax assets and liabilities are as follows for the years ended December 31, 2018,  2017, and 2016 (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Deferred tax assets:
Federal and state tax attributes	$28	$8	$536
Other	70	139	190
Total deferred tax assets	98	147	726
Valuation allowance	(16)	(9)	(6)
Net deferred tax assets	82	138	720
Deferred tax liabilities:
Other	(84)	(67)	(92)
Total deferred tax liabilities	(84)	(67)	(92)
Net deferred tax asset	$(2)	$71	$628

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

Income tax provision/(benefit), net from our TRS differed from the amounts computed by applying the U.S. statutory rate of 21% to pretax income/(loss) for the year ended December 31, 2018, and 35% for the years ended December 31, 2017, and 2016 as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Income tax provision/(benefit)
U.S. federal income tax provision/(benefit)	$321	$581	$12,577
State income tax provision	527	493	1,370
Other items	(167)	(188)	134
New tax law benefit	—	(1,129)	—
Conversion of certain TRS entities to REITs	—	—	(2,436)
Valuation allowance	7	3	(71)
Total income tax provision/(benefit)	$688	$(240)	$11,574

As of December 31, 2018, the Company had federal net operating loss carryovers (“NOL”) of $24.0 million expiring in 2032 through 2035 and state NOLs of $69.7 million expiring in 2020 through 2032. A portion of these attributes are still available to the subsidiary REITs, but are carried at a zero effective tax rate.

For the year ended December 31, 2018,  Tax benefit/(provision), net decreased $0.9 million as compared to 2017. The decrease was primarily attributable to a one-time benefit of $1.1 million related to the recording of previously reserved receivables for REIT AMT credits available that became refundable under the Tax Cuts and Jobs Act of 2017. GAAP defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The financial statements reflect expected future tax consequences of income tax positions presuming the taxing authorities’ full knowledge of the tax position and all relevant facts, but without considering time values. GAAP also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

The Company evaluates our tax position using a two-step process. First, we determine whether a tax position is more likely than not (greater than 50 percent probability) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company will then determine the amount of benefit to recognize and record the amount of the benefit that is more likely than not to be realized upon ultimate settlement. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax benefit/(provision), net. As of December 31, 2018 and 2017, UDR has no material unrecognized income tax benefits/(provisions).

The Company files income tax returns in federal and various state and local jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local income tax examination by tax authorities for years prior to 2013. The tax years 2015 through 2017 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

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

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the years ended December 31, 2018 and 2017  (dollars in thousands):

	Year Ended December 31,
	2018	2017
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, beginning of year	$948,138	$909,482
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	43,552	71,096
Conversion of OP Units/DownREIT Units to Common Stock	(13,328)	(14,544)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	18,215	10,933
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(32,798)	(31,427)
OP Units Issued	4,320	—
Vesting of Long-Term Incentive Plan Units	4,397	2,317
Allocation of other comprehensive income/(loss)	244	281
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, end of year	$972,740	$948,138

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners and unvested LTIP Units in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was $(0.2) million, $(0.2) million, and $(0.4) million during the years ended December 31, 2018,  2017, and 2016, respectively.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

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

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of December 31, 2018 and 2017 are summarized as follows (dollars in thousands):

			Fair Value at December 31, 2018, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2018	2018	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable (a)	$42,259	$45,026	$—	$—	$45,026
Derivatives - Interest rate contracts (b)	4,757	4,757	—	4,757	—
Total assets	$47,016	$49,783	$—	$4,757	$45,026

Derivatives - Interest rate contracts (b)	$356	$356	$—	$356	$—
Secured debt instruments - fixed rate: (c)
Mortgage notes payable	417,989	416,314	—	—	416,314
Fannie Mae credit facilities	90,000	90,213	—	—	90,213
Secured debt instruments - variable rate: (c)
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Unsecured debt instruments: (c)
Working capital credit facility	16	16	—	—	16
Commercial paper program	101,115	101,115	—	—	101,115
Unsecured notes	2,861,842	2,829,390	—	—	2,829,390
Total liabilities	$3,566,018	$3,532,104	$—	$356	$3,531,748

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (d)	$972,740	$972,740	$—	$972,740	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

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

There were no transfers into or out of any of the levels of the fair value hierarchy during the year ended December 31, 2018.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2018 and 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At December 31, 2018, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hieracrchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the years ended December 31, 2018,  2017, and 2016.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2018, 2017, and 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

During the year ended December 31, 2017, the Company recognized a loss of $0.1 million, reclassified from Accumulated other comprehensive income/(loss), net to Interest expense due to the de-designation of a cash flow hedge. No amounts were de-designated during the years ended December 31, 2018 and 2016.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through December 31, 2019, the Company estimates that an additional $3.9 million will be reclassified as a decrease to Interest expense.

As of December 31, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps (a)	4	$315,000
Interest rate caps	1	$65,197

(a)

In addition to the interest rate swaps summarized above, the Company entered into an additional interest rate swap during the year ended December 31, 2018 with a notional value of $50.0 million that will become effective in December 2019.

The Company also entered into two additional interest rate swaps during the year ended December 31, 2018 with a notional value totaling $150.0 million that were terminated and settled in conjunction with the October 2018 issuance of $300.0 million of senior unsecured medium-term notes as disclosed in Note 6, Secured and Unsecured Debt, Net. The Company received $3.1 million to settle the swaps. The entire $3.1

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

million was initially deferred as a component of Accumulated other comprehensive income (loss), net and will be recognized as a decrease to Interest expense over the ten-year term of the notes.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in no gain or loss for year ended December 31, 2018 and a loss of less than $0.1 million for the years ended December 31, 2017, and 2016.

As of December 31, 2018, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	1	$19,880

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2018 and 2017  (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017
Derivatives designated as hedging instruments:
Interest rate products	$4,757	$5,743	$356	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2018,  2017, and 2016  (dollars in thousands):

							Gain/(Loss) Recognized in
				Gain/(Loss) Reclassified			Interest expense
	Unrealized holding gain/(loss)			from Accumulated OCI into			(Amount Excluded from
	Recognized in OCI			Interest expense			Effectiveness Testing)
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2018	2017	2016	2018	2017	2016	2018	2017	2016
Interest rate products	$4,806	$1,802	$3,514	$1,948	$(1,271)	$(3,657)	$—	$(136)	$—

	Year Ended
	December 31,
	2018	2017	2018
Total amount of Interest expense presented on the Consolidated Statements of Operations	$134,168	$128,711	$123,031

	Gain/(Loss) Recognized in
	Interest income and other income/(expense), net
	Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	2018	2017	2016
Interest rate products	$—	$(1)	(3)

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

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

As of December 31, 2018, the fair value of derivatives was in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, of $4.7 million.

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of December 31, 2018 and 2017  (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
December 31, 2018	$4,757	$—	$4,757	$—	$—	$4,757

December 31, 2017	$5,743	$—	$5,743	$—	$—	$5,743

(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Liabilities	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Liabilities	Liabilities	Sheets	(a)	Instruments	Posted	Net Amount
December 31, 2018	$356	$—	$356	$—	$—	$356

December 31, 2017	$—	$—	$—	$—	$—	$—

(a)

Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

14. COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Commitments

The following summarizes the Company’s real estate commitments at December 31, 2018 (dollars in thousands):

	Number			UDR's Remaining
	Properties	Investment		Commitment
Joint ventures:
Preferred equity investments	3	$43,244	(a)	$48,892	(b)
Other investments	-	4,154		13,500	(c)
Total		$47,398		$62,392

(a)	Represents UDR’s investment in 1532 Harrison, 1300 Fairmount and Essex for the properties under development as of December 31, 2018.
(b)	Represents UDR’s remaining commitment for 1532 Harrison, 1300 Fairmount and Essex.
(c)	Represents UDR’s remaining commitment for other investment ventures.

Purchase Commitments

During the year ended December 31, 2018, the Company entered into a contract to purchase a $13.7 million development land parcel located in Denver, Colorado. The Company made a $1.0 million deposit on the purchase which, as of December 31, 2018, is generally non-refundable other than due to a failure of closing conditions pursuant to the terms of the agreement. The acquisition closed in February 2019.

Ground and Other Leases

UDR owns six communities which are subject to ground leases expiring between 2043 and 2103, including extension options. In addition, UDR is a lessee to various operating leases related to office space rented by the Company with expiration dates through 2021. Future minimum lease payments as of December 31, 2018 are as follows (dollars in thousands):

	Ground
	Leases (a)	Office Space
2019	$4,901	$76
2020	4,901	76
2021	4,901	32
2022	4,901	—
2023	4,901	—
Thereafter	313,918	—
Total	$338,423	$184

For purposes of our ground lease contracts, the Company uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a rent reset provision based on fair market value or changes in the consumer price index but does not include a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term.

UDR incurred $7.3 million, $6.2 million, and $5.5 million of ground rent expense for the years ended December 31, 2018,  2017, and 2016, respectively. These costs are reported within the line item Other Operating Expenses on the Consolidated Statements of Operations. The Company incurred $0.2 million, $0.2 million, and $0.3

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

million of rent expense related to office space for the years ended December 31, 2018,  2017, and 2016, respectively. These costs are included in General and Administrative on the Consolidated Statements of Operations.

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

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•

Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2017 and held as of December 31, 2018. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the years ended December 31, 2018,  2017, and 2016.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

The following table details rental income and NOI for UDR’s reportable segments for the years ended December 31, 2018,  2017, and 2016, and reconciles NOI to Net income/(loss) attributable to UDR, Inc.  on the Consolidated Statements of Operations (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Reportable apartment home segment rental income
Same-Store Communities
West Region	$399,314	$383,009	$353,321
Mid-Atlantic Region	220,450	214,157	208,223
Northeast Region	154,019	151,736	147,573
Southeast Region	122,234	116,467	111,318
Southwest Region	43,709	42,992	41,273
Non-Mature Communities/Other	95,379	75,948	86,753
Total segment and consolidated rental income	$1,035,105	$984,309	$948,461

Reportable apartment home segment NOI
Same-Store Communities
West Region	$301,098	$286,662	$264,475
Mid-Atlantic Region	153,670	150,126	144,508
Northeast Region	105,998	106,473	106,005
Southeast Region	85,220	80,726	76,359
Southwest Region	26,408	26,455	25,600
Non-Mature Communities/Other	59,721	48,061	56,138
Total segment and consolidated NOI	732,115	698,503	673,085
Reconciling items:
Joint venture management and other fees	11,754	11,482	11,400
Property management	(28,465)	(27,068)	(26,083)
Other operating expenses	(12,100)	(9,060)	(7,649)
Real estate depreciation and amortization	(429,006)	(430,054)	(419,615)
General and administrative	(46,983)	(48,566)	(49,761)
Casualty-related (charges)/recoveries, net	(2,121)	(4,335)	(732)
Other depreciation and amortization	(6,673)	(6,408)	(6,023)
Income/(loss) from unconsolidated entities	(5,055)	31,257	52,234
Interest expense	(134,168)	(128,711)	(123,031)
Interest income and other income/(expense), net	6,735	1,971	1,930
Gain/(loss) on sale of real estate owned	136,197	43,404	226,199
Tax (provision)/benefit, net	(688)	240	(11,574)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(18,215)	(10,933)	(27,282)
Net (income)/loss attributable to noncontrolling interests	(221)	(164)	(380)
Net income/(loss) attributable to UDR, Inc.	$203,106	$121,558	$292,718

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

The following table details the assets of UDR’s reportable segments as of December 31, 2018 and 2017 (dollars in thousands):

	December 31,	December 31,
	2018	2017
Reportable apartment home segment assets:
Same-Store Communities:
West Region	$3,666,169	$3,630,164
Mid-Atlantic Region	2,317,369	2,290,241
Northeast Region	1,874,616	1,865,762
Southeast Region	779,310	762,102
Southwest Region	297,681	292,074
Non-Mature Communities/Other	1,261,014	1,336,863
Total segment assets	10,196,159	10,177,206
Accumulated depreciation	(3,654,160)	(3,330,166)
Total segment assets — net book value	6,541,999	6,847,040
Reconciling items:
Cash and cash equivalents	185,216	2,038
Restricted cash	23,675	19,792
Notes receivable, net	42,259	19,469
Investment in and advances to unconsolidated joint ventures, net	780,869	720,830
Other assets	137,710	124,104
Total consolidated assets	$7,711,728	$7,733,273

Capital expenditures related to our Same-Store Communities totaled $86.2 million, $86.2 million, and $82.9 million for the years ended December 31, 2018,  2017, and 2016, respectively. Capital expenditures related to our Non-Mature Communities/Other totaled $5.8 million, $5.7 million, and $13.4 million for the years ended December 31, 2018,  2017, and 2016, respectively.

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

DECEMBER 31, 2018

16. UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA

Selected consolidated quarterly financial data for the years ended December 31, 2018 and 2017 is summarized in the table below (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2018
Rental income	$250,483	$256,634	$263,256	$264,732
Net income/(loss)	89,225	22,444	20,258	89,615
Net income/(loss) attributable to common stockholders (a)	80,801	19,630	17,639	81,168
Income/(loss) attributable to common stockholders per weighted average common share (a):
Basic	$0.30	$0.07	$0.07	$0.30
Diluted	$0.30	$0.07	$0.07	$0.30
Weighted average number of common shares outstanding:
Basic	267,546	267,311	267,727	270,107
Diluted	269,208	268,890	268,861	270,755
2017
Rental income	$241,271	$244,658	$248,264	$250,116
Net income/(loss)	28,396	11,062	17,570	75,627
Net income/(loss) attributable to common stockholders (a)	25,038	9,228	15,264	68,356
Income/(loss) attributable to common stockholders per weighted average common share (a):
Basic	$0.09	$0.03	$0.06	$0.26
Diluted	$0.09	$0.03	$0.06	$0.25
Weighted average number of common shares outstanding:
Basic	266,790	266,972	267,056	267,270
Diluted	268,688	268,859	269,062	269,221

(a)	Due to the quarterly pro-rata calculation of noncontrolling interest and rounding, the sum of the quarterly per share and/or dollar amounts may not equal the annual totals.
(1)

[This page is intentionally left blank.]

Report of Independent Registered Public Accounting Firm

The Partners
United Dominion Realty, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Dominion Realty, L.P. (the “Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income/loss, changes in capital, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Denver, Colorado
February 19, 2019

UNITED DOMINION REALTY, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit data)

	December 31,	December 31,
	2018	2017
ASSETS
Real estate owned:
Real estate held for investment	$3,811,985	$3,816,956
Less: accumulated depreciation	(1,658,161)	(1,543,652)
Total real estate owned, net of accumulated depreciation	2,153,824	2,273,304
Cash and cash equivalents	125	293
Restricted cash	13,563	12,579
Investment in unconsolidated entities	103,026	76,907
Other assets	34,052	32,490
Total assets	$2,304,590	$2,395,573
LIABILITIES AND CAPITAL
Liabilities:
Secured debt, net	$26,929	$159,845
Notes payable due to the General Partner	700,115	273,334
Real estate taxes payable	2,699	2,683
Accrued interest payable	32	629
Security deposits and prepaid rent	15,250	13,949
Distributions payable	59,461	57,025
Accounts payable, accrued expenses, and other liabilities	14,215	12,978
Total liabilities	818,701	520,443

Commitments and contingencies (Note 10)

Capital:
Partners’ capital:
General partner:
110,883 OP Units outstanding at December 31, 2018 and December 31, 2017	950	955
Limited partners:
183,525,660 and 183,240,041 OP Units outstanding at December 31, 2018 and December 31, 2017, respectively	1,471,120	1,463,340
Total partners’ capital	1,472,070	1,464,295
Advances (to)/from the General Partner	—	397,899
Noncontrolling interests	13,819	12,936
Total capital	1,485,889	1,875,130
Total liabilities and capital	$2,304,590	$2,395,573

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

	Year Ended December 31,
	2018	2017	2016
REVENUES:
Rental income	$431,920	$419,377	$404,415

OPERATING EXPENSES:
Property operating and maintenance	67,400	67,493	65,562
Real estate taxes and insurance	47,140	45,043	41,732
Property management	11,878	11,533	11,122
Other operating expenses	8,864	6,833	6,059
Real estate depreciation and amortization	143,481	152,473	147,074
General and administrative	16,889	17,875	18,808
Casualty-related charges/(recoveries), net	951	1,922	484
Total operating expenses	296,603	303,172	290,841
Gain/(loss) on sale of real estate owned	75,507	41,272	33,180
Operating income	210,824	157,477	146,754

Income/(loss) from unconsolidated entities	43,496	(19,256)	(37,425)
Interest expense	(8,733)	(18,156)	(17,855)
Interest expense on notes payable due to the General Partner	(14,102)	(12,210)	(12,212)
Net income/(loss)	231,485	107,855	79,262
Net (income)/loss attributable to noncontrolling interests	(1,722)	(1,548)	(1,444)
Net income/(loss) attributable to OP unitholders	$229,763	$106,307	$77,818

Net income/(loss) per weighted average OP Unit - basic and diluted	$1.25	$0.58	$0.42

Weighted average OP Units outstanding - basic and diluted	183,609	183,344	183,279

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income/(loss)	$231,485	$107,855	$79,262
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	—	—	(4)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	—	106	12
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	—	106	8
Comprehensive income/(loss)	231,485	107,961	79,270
Comprehensive (income)/loss attributable to noncontrolling interests	(1,722)	(1,548)	(1,444)
Comprehensive income/(loss) attributable to OP unitholders	$229,763	$106,413	$77,826

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL

(In thousands)

		Limited			Accumulated		Advances
	Class A	Partners	UDR, Inc		Other	Total	(to)/from
	Limited	and LTIP	Limited	General	Comprehensive	Partners’	General	Noncontrolling
	Partner	Units	Partner	Partner	Income/(Loss), net	Capital	Partner	Interests	Total
Balance at December 31, 2015	$64,409	$268,481	$1,379,525	$1,110	$(113)	$1,713,412	$(11,270)	$19,188	$1,721,330
Net income/(loss)	743	3,099	73,928	48	—	77,818	—	1,444	79,262
Distributions	(2,328)	(8,831)	(205,472)	(132)	—	(216,763)	—	—	(216,763)
OP Unit redemptions for common shares of UDR	—	(175)	175	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	1,077	3,619	(4,696)	—	—	—	—	—	—
Long-Term Incentive Plan Unit grants	—	3,735	—	—	—	3,735	—	—	3,735
Unrealized gain/(loss) on derivative financial investments	—	—	—	—	—	—	—	6	6
Net change in advances (to)/from the General Partner	—	—	—	—	—	—	30,929	—	30,929
Balance at December 31, 2016	63,901	269,928	1,243,460	1,026	(113)	1,578,202	19,659	20,638	1,618,499
Net income/(loss)	1,015	4,270	100,957	65	—	106,307	—	1,548	107,855
Distributions	(2,328)	(9,704)	(215,922)	(136)	—	(228,090)	—	—	(228,090)
OP Unit redemptions for common shares of UDR	—	(288)	288	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	4,886	11,599	(16,485)	—	—	—	—	—	—
Long-Term Incentive Plan Unit grants	—	7,763	—	—	—	7,763	—	—	7,763
Unrealized gain/(loss) on derivative financial investments	—	—	—	—	113	113	—	(6)	107
Net change in advances (to)/from the General Partner	—	—	—	—	—	—	378,240	(9,244)	368,996
Balance at December 31, 2017	$67,474	$283,568	$1,112,298	$955	$—	$1,464,295	$397,899	$12,936	$1,875,130
Net income/(loss)	2,221	9,977	217,426	139	—	229,763	—	1,722	231,485
Distributions	(2,328)	(10,718)	(224,637)	(144)	—	(237,827)	—	—	(237,827)
OP Unit redemptions for common shares of UDR	—	(416)	416	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	2,034	4,295	(6,329)	—	—	—	—	—	—
Long-Term Incentive Plan Unit grants	—	15,839	—	—	—	15,839	—	—	15,839
Conversion of Advances (to)/from the General Partner to notes payable	—	—	—	—	—	—	(257,204)	—	(257,204)
Net change in advances (to)/from the General Partner	—	—	—	—	—	—	(140,695)	(839)	(141,534)
Balance at December 31, 2018	$69,401	$302,545	$1,099,174	$950	$—	$1,472,070	$—	$13,819	$1,485,889

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating Activities
Net income/(loss)	$231,485	$107,855	$79,262
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	143,481	152,473	147,074
(Gain)/loss on sale of real estate owned	(75,507)	(41,272)	(33,180)
(Income)/loss from unconsolidated entities	(43,496)	19,256	37,425
Other	1,771	5,642	1,769
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(3,260)	(3,992)	(3,251)
Increase/(decrease) in operating liabilities	1,194	(4,705)	(158)
Net cash provided by/(used in) operating activities	255,668	235,257	228,941

Investing Activities
Acquisition of real estate assets	—	(137,332)	—
Proceeds from sales of real estate investments, net	98,533	67,985	44,553
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(44,227)	(53,346)	(69,902)
Distributions received from unconsolidated entities	17,377	16,704	15,894
Net cash provided by/(used in) investing activities	71,683	(105,989)	(9,455)

Financing Activities
Advances (to)/from the General Partner, net	(348,381)	163,196	(180,391)
Payments on secured debt	(133,205)	(275,345)	(30,322)
Issuance of notes payable to the General Partner	169,577	—	—
Distributions paid to partnership unitholders	(12,705)	(11,694)	(10,770)
Other	(1,821)	(5,003)	—
Net cash provided by/(used in) financing activities	(326,535)	(128,846)	(221,483)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	816	422	(1,997)
Cash, cash equivalents, and restricted cash, beginning of year	12,872	12,450	14,447
Cash, cash equivalents, and restricted cash, end of year	$13,688	$12,872	$12,450

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$17,173	$24,331	$22,922
Non-cash transactions:
Reallocation of credit facilities debt from the General Partner	—	—	12,292
Development costs and capital expenditures incurred but not yet paid	2,056	2,032	5,098
LTIP Unit grants	15,839	7,763	3,735
Distributions declared but not yet paid	59,461	57,025	54,192
Conversion of Advances (to)/from the General Partner to notes payable	257,204	—	—

The following reconciles cash, cash equivalents, and restricted cash to the total of the same amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year
Cash and cash equivalents	$293	$756	$3,103
Restricted cash	12,579	11,694	11,344
Total cash, cash equivalents, and restricted cash as shown above	$12,872	$12,450	$14,447
Cash, cash equivalents, and restricted cash, end of year
Cash and cash equivalents	$125	$293	$756
Restricted cash	13,563	12,579	11,694
Total cash, cash equivalents, and restricted cash as shown above	$13,688	$12,872	$12,450

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

1. CONSOLIDATION AND BASIS OF PRESENTATION

United Dominion Realty, L.P. (“UDR, L.P.,” the “Operating Partnership,” “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the years ended December 31, 2018,  2017, and 2016, rental revenues of the Operating Partnership represented 42%,  43%, and 43%, respectively, of the General Partner’s consolidated rental revenues. As of December 31, 2018, the Operating Partnership’s apartment portfolio consisted of 52 communities located in 15 markets consisting of 16,434 apartment homes.

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

As of December 31, 2018, there were 183,636,543 OP Units outstanding, of which 174,248,699, or 94.9%, were owned by UDR and affiliated entities and 9,387,844, or 5.1%, were owned by non-affiliated limited partners. There were 183,350,924 OP Units outstanding as of December 31, 2017, of which 174,237,688,  or 95.0%,  were owned by UDR and affiliated entities and 9,113,236,  or 5.0%,  were owned by non-affiliated limited partners. See Note 9, Capital Structure.

As sole general partner of the Operating Partnership, UDR owned all 110,883 general partner OP units, or 0.1%, of the total OP Units outstanding as of December 31, 2018 and  2017. At December 31, 2018 and 2017, there were 183,525,660 and 183,240,041, respectively, of limited partner OP Units outstanding, of which 1,873,332 were Class A Limited Partnership Units as of both periods. Of the limited partner OP Units outstanding, UDR owned 174,137,816, or 94.8%, and 174,126,805, or 95.0%, at December 31, 2018 and 2017, respectively. The remaining 9,387,844, or 5.1%, and 9,113,236,  or 5.0%,  of the limited partner OP Units outstanding were held by non-affiliated partners at December 31, 2018 and 2017, respectively, of which 1,751,671 were Class A Limited Partnership units as of both periods. See Note 9, Capital Structure.

The Operating Partnership evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted.

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In August 2018, the Securities and Exchange Commission (“SEC”) adopted amendments to update and simplify disclosure requirements as well as eliminate outdated, superseded and/or redundant requirements with US GAAP (“SEC Simplification”).  The amendments are effective for all SEC filings made on or after November 5, 2018. As a result of the amendments, the Operating Partnership will no longer provide ratios of earnings to fixed charges in our exhibits to our annual and quarterly filings with the SEC. Additionally, the amendments removed certain SEC guidance that conflicted with GAAP guidance, under which the Operating Partnership previously followed SEC guidance and recorded Gain/(loss) on the sale of real estate owned after Income from continuing operations. The Operating Partnership has reclassified Gain/(loss) on the sale of real estate owned within Operating income.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging, Targeted Improvements to Accounting for Hedging Activities. The ASU aimed to better align a company’s financial reporting for hedging activities with the economic objectives of those

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

activities. The updated standard would have been effective for the Operating Partnership on January 1, 2019 and must be applied using a modified retrospective approach; however, early adoption of the ASU is permitted. The Operating Partnership early adopted the guidance on January 1, 2018; however, the updated standard did not have a material impact on the consolidated financial statements. Related disclosures were updated pursuant to the requirements of the ASU.

In January 2017, the FASB issued ASU 2017‑01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The ASU changed the definition of a business to assist entities with evaluating whether a set of transferred assets is a business. As a result, the accounting for acquisitions of real estate could be impacted. The updated standard was effective for the Operating Partnership on January 1, 2018. The ASU was applied prospectively to any transactions occurring after adoption. The Operating Partnership expects that the updated standard will result in fewer acquisitions of real estate meeting the definition of a business and fewer acquisition-related costs being expensed in the period incurred.

In November 2016, the FASB issued ASU 2016‑18, Statement of Cash Flows (Topic 230), Restricted Cash. The ASU addressed the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The updated standard was effective for the Operating Partnership on January 1, 2018, and was applied retrospectively to all periods presented. The updated standard did not have a material impact on the consolidated financial statements of the Operating Partnership. Related disclosures were updated pursuant to the requirements of the ASU.

As a result of the adoption of ASU 2016-18, for the years ended December 31, 2017 and 2016, the following line items in the following amounts were reclassified on the Consolidated Statements of Cash Flows (in thousands):

	Year ended December 31,
	2017	2016
(Increase)/decrease in operating assets	$794	$259
Net cash provided by /(used in) operating activities	$794	$259

Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	$91	$91
Net cash provided by /(used in) investing activities	$91	$91

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$885	$350

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, and to present the net amount of the financial instrument expected to be collected. The updated standard will be effective for the Operating Partnership on January 1, 2020; however, early adoption of the ASU is permitted on January 1, 2019. In November 2016, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which amends the transition requirements and scope of ASU 2016-13 and clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. The Operating Partnership is currently evaluating the effect that the updated standard will have on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016‑02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases on their balance sheets. Lessees of operating leases will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods, but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. The standard became effective for the Operating Partnership on January 1, 2019.

The Operating Partnership is currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures. The Operating Partnership intends to elect the following package of practical expedients provided by the standard which includes: (i) an entity need not reassess whether any expired or existing contract is a lease or contains a lease, (ii) an entity need not reassess the lease classification of any

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

expired or existing leases, and (iii) an entity need not reassess initial direct costs for any existing leases. The Operating Partnership also plans to elect the short-term lease exception provided for in the standard and therefore will only recognize right-of-use assets and lease liabilities for leases with a term greater than one year.

The Operating Partnership anticipates recognizing right-of-use assets and related lease liabilities between $85.0 million and $150.0 million on our consolidated opening balance sheets as of January 1, 2019 upon adoption of the standard. Our anticipated range of right-of-use assets and related lease liabilities to be recognized as disclosed above may change as a result of updates to the projected future minimum lease payments. The lease liabilities represent the present value of the remaining minimum lease payments related to ground leases for communities where we are the lessee. The right-of-use assets represent the lease liabilities plus any prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. The Operating Partnership plans to continue recognizing lease expense for these leases in a manner similar to current accounting upon adoption of the standard based on our election of the package of practical expedients. However, in the event we modify existing ground leases and/or enter into new ground leases subsequent to the adoption of the standard, such leases would likely be classified as finance leases under the standard and require expense recognition based on the effective interest method. Under the standard, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, subsequent to the adoption of the standard, we will be required to expense internal leasing costs as incurred.

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

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers.  ASU No. 2014-09 amended the FASB Accounting Standards Codification (“ASC”) by creating ASC Topic 606, Revenue from Contracts with Customers.  The standard provided companies with a single model for use in accounting for revenue arising from contracts with customers and replaced most existing revenue recognition guidance in U.S. GAAP, including industry-specific revenue guidance. The standard specifically excluded lease contracts. The ASU allowed for the use of either the full or modified retrospective transition method. ASC Topic 606 was effective for the Operating Partnership on January 1, 2018, at which time the Operating Partnership adopted it using the modified retrospective approach. However, as the majority of the Operating Partnership’s revenue is from rental income related to leases, the ASU did not have a material impact on the consolidated financial statements. Related disclosures have been provided and/or updated pursuant to the requirements of the ASU.

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

The Operating Partnership purchases real estate investment properties and records the tangible and identifiable intangible assets and liabilities acquired based on their estimated fair value. The primary, although not only, identifiable intangible asset associated with our portfolio is the value of existing lease agreements. When recording the acquisition of a community, we first assign fair value to the estimated intangible value of the existing lease agreements and then to the

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

estimated value of the land, building and fixtures assuming the community is vacant. The Operating Partnership estimates the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. Depreciation on the building is based on the expected useful life of the asset and the in-place leases are amortized over their remaining average contractual life. Property acquisition costs are capitalized as incurred if the acquisition does not meet the definition of a business.

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

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Operating Partnership capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the years ended December 31, 2018,  2017, and 2016 were less than $0.1 million, $0.5 million, and $0.6 million, respectively. During the years ended December 31, 2018,  2017, and 2016, total interest capitalized was less than $0.1 million, less than $0.1 million, and $0.2 million, respectively. As each home in a capital project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization on the related portion and depreciation commences over the estimated useful life.

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

DECEMBER 31, 2018

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

DECEMBER 31, 2018

Disaggregation of Revenue

Rental income, as disclosed on the Consolidated Statements of Operations, is disaggregated by principal revenue stream and by reportable segment in the following tables (dollars in thousands):

	December 31, (a)
	2018	2017	2016
Lease Revenue (b)
Same-Store Communities
West Region	$227,233	$217,033	$206,660
Mid-Atlantic Region	56,168	54,891	53,588
Northeast Region	52,039	51,716	50,314
Southeast Region	46,075	43,993	42,342
Non-Mature Communities/Other	16,421	18,912	20,029
Total segment and consolidated lease revenue	$397,936	$386,545	$372,933

Reimbursements Revenue
Same-Store Communities
West Region	$11,652	$10,994	$10,284
Mid-Atlantic Region	2,456	2,384	2,227
Northeast Region	1,697	1,867	1,682
Southeast Region	3,057	2,953	2,907
Non-Mature Communities/Other	2,084	2,019	1,992
Total segment and consolidated reimbursements revenue	$20,946	$20,217	$19,092

Other Revenue
Same-Store Communities
West Region	$7,162	$6,995	$6,595
Mid-Atlantic Region	1,765	1,731	1,748
Northeast Region	1,013	947	1,040
Southeast Region	2,764	2,640	2,543
Non-Mature Communities/Other	334	302	464
Total segment and consolidated other revenue	$13,038	$12,615	$12,390

Total Revenue
Same-Store Communities
West Region	$246,047	$235,022	$223,539
Mid-Atlantic Region	60,389	59,006	57,563
Northeast Region	54,749	54,530	53,036
Southeast Region	51,896	49,586	47,792
Non-Mature Communities/Other	18,839	21,233	22,485
Total segment and consolidated total revenue	$431,920	$419,377	$404,415
(a)	Same-Store Community population consisted of 16,216 apartment homes. Same-Store Community is defined in Note 11, Reportable Segments.
(b)	Lease Revenue is subject to recognition under ASC 840, Leases.

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

DECEMBER 31, 2018

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

Management of the Operating Partnership has reviewed all open tax years (2015 through 2017) of tax jurisdictions and concluded there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns.

As of December 31, 2017, management of the Operating Partnership had completed its review of the effects of the Tax Cuts and Jobs Act and had determined that the impact to the Operating Partnership was not material.

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

Advertising Costs

All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item Property operating and maintenance. During the years ended December 31, 2018,  2017, and 2016, total advertising expense from continuing operations was $1.9 million, $2.1 million, and $2.2 million, respectively.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in capital during each period from transactions and other events and circumstances from nonowner sources, including all changes in capital during a period except for those resulting from investments by or distributions to unitholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the years ended December 31, 2018,  2017, and 2016, the Operating Partnership’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges and (gain)/loss reclassified from other comprehensive income/(loss) into earnings. The (gain)/loss reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 8, Derivatives and Hedging Activity, for further discussion.

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

Market Concentration Risk

The Operating Partnership is subject to increased exposure from economic and other competitive factors specific to those markets where it holds a significant percentage of the carrying value of its real estate portfolio at December 31, 2018, the Operating Partnership held greater than 10% of the carrying value of its real estate portfolio in each of the Orange County, California, San Francisco, California; Metropolitan D.C. and New York, New York markets.

3. REAL ESTATE OWNED

Real estate assets owned by the Operating Partnership consist of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. At December 31, 2018, the Operating Partnership owned and consolidated 52 communities in nine states plus the District of Columbia totaling 16,434 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of December 31, 2018 and 2017 (dollars in thousands):

	December 31,	December 31,
	2018	2017
Land	$711,256	$719,410
Depreciable property — held and used:
Land improvements	92,000	89,331
Buildings, improvements, and furniture, fixtures and equipment	3,008,729	3,008,215
Real estate owned	3,811,985	3,816,956
Accumulated depreciation	(1,658,161)	(1,543,652)
Real estate owned, net	$2,153,824	$2,273,304

Acquisitions

The Operating Partnership did not have any acquisitions of real estate during the year ended December 31, 2018.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

During the year ended December 31, 2017, the Operating Partnership acquired an operating community located in Denver, Colorado with a total of 218 apartment homes and 17,000 square feet of retail space for a purchase price of approximately $141.5 million. As a result of the acquisition, the Operating Partnership increased its real estate owned by approximately $139.0 million and recorded approximately $2.5 million of in-place lease intangibles. The acquisition was partially funded with tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986 (“Section 1031 exchanges”).

Dispositions

In December 2018, the Operating Partnership sold a commercial office building in Fairfax, Virginia for gross proceeds of $9.3 million, resulting in a gain of $5.2 million.

In February 2018, the Operating Partnership sold an operating community in Orange County, California with a total of 264 apartment homes for gross proceeds of $90.5 million, resulting in a gain of $70.3 million. The proceeds were designated for a tax-deferred Section 1031 exchange that were used to pay a portion of the purchase price for an acquisition in October 2017.

During the year ended December 31, 2017, the Operating Partnership sold two operating communities with a total of 218 apartment homes in Orange County, California and Carlsbad, California for gross proceeds of $69.0 million, resulting in a gain of $41.3 million.

Other Activity

In connection with the acquisition of certain properties, the Operating Partnership agreed to pay certain of the tax liabilities of certain contributors if the Operating Partnership sells one or more of the properties contributed in a taxable transaction prior to the expiration of specified periods of time following the acquisition. The Operating Partnership may, however, sell, without being required to pay any tax liabilities, any of such properties in a non-taxable transaction, including, but not limited to, a tax deferred Section 1031 exchange.

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

As of December 31, 2018, the DownREIT Partnership owned 12 communities with 5,657 apartment homes. The Operating Partnership’s investment in the DownREIT Partnership was $103.0 million and $76.9 million as of December 31, 2018 and 2017, respectively.

In December 2018, the DownREIT Partnership sold an operating community in Fairfax, Virginia with a total of 604 apartment homes for gross proceeds of $150.7 million. As a result, the Operating Partnership recorded a gain of $51.1 million, which is included in Income/(loss) from unconsolidated entities on the Consolidated Statement of Operations.

Financial statements required under Rule 3‑09 of Regulation S-X for the DownREIT Partnership are included as Exhibit 99.1 to this report.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

5. DEBT, NET

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of December 31, 2018 and 2017  (dollars in thousands):

	Principal Outstanding		As of December 31, 2018
				Weighted
			Weighted	Average
	December 31,	December 31,	Average	Years to	Communities
	2018	2017	Interest Rate	Maturity	Encumbered
Fixed Rate Debt
Fannie Mae credit facilities	$—	$133,205	—%	—	—
Deferred financing costs	—	(282)
Total fixed rate secured debt, net	—	132,923	—%	—	—
Variable Rate Debt
Tax-exempt secured note payable	27,000	27,000	2.43%	13.2	1
Deferred financing costs	(71)	(78)
Total variable rate secured debt, net	26,929	26,922	3.03%	13.2	1
Total Secured Debt, Net	$26,929	$159,845	3.03%	13.2	1

During the year ended December 31, 2018,  $133.2 million of funds borrowed under the Fannie Mae credit facilities and owed by the Operating Partnership were prepaid. The Operating Partnership incurred prepayment costs of $1.8 million during the year ended December 31, 2018, which were included in Interest expense on the Consolidated Statements of Operations.

The following information relates to the credit facilities owed by the Operating Partnership (dollars in thousands):

	December 31,	December 31,
	2018	2017
Borrowings outstanding	$—	$133,205
Weighted average borrowings during the period ended	99,904	223,347
Maximum daily borrowings during the period ended	133,205	408,549
Weighted average interest rate during the period ended	5.3%	4.6%
Interest rate at the end of the period	—%	5.3%

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

Variable Rate Debt

Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures March 2032. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 2.43% as of December 31, 2018.

Guarantor on Unsecured Debt

The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, an unsecured commercial paper program with an aggregate borrowing capacity of $500 million, $300 million of medium-term notes due October 2020, $400 million of medium-term notes due January 2022, a $350 million term loan due September 2023, $300 million of medium-term notes due July 2024, $300

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

million of medium-term notes due October 2025, $300 million of medium-term notes due September 2026, $300 million of medium-term notes due July 2027, $300 million of medium-term notes due January 2028, and $300 million of medium-term notes due January 2029. As of December 31, 2018 and 2017, the General Partner did not have an outstanding balance under the unsecured revolving credit facility and had $101.1 million and $300.0 million, respectively, outstanding under its unsecured commercial paper program.

6. RELATED PARTY TRANSACTIONS

Advances (To)/From the General Partner

The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. Prior to December 2018, the net Advances (to)/from the General Partner were reflected as increases/(decreases) of capital on the Consolidated Balance Sheets.

In December 2018, the Operating Partnership converted the net balance of Advances(to)/from the General Partner into a revolving note payable with the General Partner. (See “Notes Payable to the General Partner” section below for further detail).

As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had net Advances (to)/from the General Partner of zero and $397.9 million as of December 31, 2018 and 2017, respectively.

Allocation of General and Administrative Expenses

The General Partner shares various general and administrative costs, employees and other overhead costs with the Operating Partnership including legal assistance, acquisitions analysis, marketing, human resources, IT, accounting, rent, supplies and advertising, and allocates these costs to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on the reasonably anticipated benefits to the parties. The general and administrative expenses allocated to the Operating Partnership by UDR were $13.5 million, $14.0 million, and $15.4 million during the years ended December 31, 2018, 2017 and 2016, respectively, and are included in General and administrative on the Consolidated Statements of Operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.

During the years ended December 31, 2018,  2017 and 2016, the Operating Partnership reimbursed the General Partner $15.2 million, $15.4 million, and $14.5 million, respectively, for shared services related to corporate level property management costs incurred by the General Partner. These shared cost reimbursements are initially recorded within the line item General and administrative on the Consolidated Statements of Operations, and a portion related to management costs is reclassified to Property management on the Consolidated Statements of Operations. (See further discussion below.)

Shared Services

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

Notes Payable to the General Partner

The following table summarizes the Operating Partnership’s Notes payable due to General Partner as of December 31, 2018 and 2017  (dollars in thousands):

	Interest rate at	Balance Outstanding
	December 31,	December 31,	December 31,
	2018	2018	2017
Note due August 2021	5.34%	$5,500	$5,500
Note due December 2023	5.18%	83,196	83,196
Note due April 2026	4.12%	184,638	184,638
Note due November 2028 (a)	4.69%	133,205	—
Note due December 2028 (b)	3.72%	293,576	—
Total notes payable due to General Partner		$700,115	$273,334

(a)

On October 31, 2018, the Operating Partnership entered into an unsecured note payable with the General Partner with an aggregate commitment of $133.2 million. Interest is incurred at a rate of 4.69% and is paid monthly. The note matures on November 1, 2028.

(b)

In December 2018, the Operating Partnership converted the remaining outstanding portion of the Advances (to)/from the General Partner capital balance in connection with entering into an unsecured revolving note payable with the General Partner.  There is no limit on the total commitments under this note. The initial balance upon conversion of the note was $257.2 million and the balance as of December 31, 2018 was $293.6 million. Interest is incurred on the unpaid principal balance at a variable interest rate equivalent to the General Partner’s weighted average interest rate on borrowings, or 3.72% as of December 31, 2018. The note matures on December 1, 2028.  To the extent there is an outstanding principal balance on the revolving note payable, the General Partner, at its discretion, can demand payment at any time prior to the stated maturity date of the note.

Certain limited partners of the Operating Partnership have provided guarantees or reimbursement agreements related to these notes payable. The guarantees were provided by the limited partners in conjunction with their contribution of properties to the Operating Partnership. The Operating Partnership recognized interest expense on the notes payable of $14.1 million, $12.2 million and $12.2 million for the years ended December 31, 2018,  2017, and 2016, respectively.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of December 31, 2018 and 2017 are summarized as follows (dollars in thousands):

Fair Value at December 31, 2018, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2018	2018	(Level 1)	(Level 2)	(Level 3)
Description:
Secured debt instruments - variable rate: (a)
Tax-exempt secured notes payable	$27,000	$27,000	$—	$—	$27,000
Total liabilities	$27,000	$27,000	$—	$—	$27,000

			Fair Value at December 31, 2017, Using
			Quoted
	Total		Prices in
	Carrying		Active
	Amount in		Markets
	Statement of		for Identical	Significant
	Financial	Fair Value	Assets	Other	Significant
	Position at	Estimate at	or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2017	2017	(Level 1)	(Level 2)	(Level 3)
Description:
Secured debt instruments - fixed rate: (a)
Fannie Mae credit facilities	$133,205	$137,150	$—	$—	$137,150
Secured debt instruments - variable rate: (a)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Total liabilities	$160,205	$164,150	$—	$—	$164,150

(a)See Note 5, Debt, Net.

There were no transfers into or out of each of the levels of the fair value hierarchy during the year ended December 31, 2018.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

Although the General Partner, on behalf of the Operating Partnership, has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2018 and 2017, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Financial Instruments Not Carried at Fair Value

As of December 31, 2018, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes debt instruments, are classified in Level 3 of the fair value hieracrchy due to the significant unobservable inputs that are utilized in their respective valuations.

The Operating Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Cash flow estimates are based upon historical results adjusted to reflect management’s best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. The General Partner’s estimates of fair value represent management’s estimates based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Operating Partnership did not incur any other-than-temporary impairments in the value of its investments in unconsolidated entities during the years ended December 31, 2018 and 2017.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of and during the year ended December 31, 2018, no derivatives designated as cash flow hedges were held by the Operating Partnership.

During the year ended December 31, 2017, the Operating Partnership recognized a loss of $0.1 million reclassified from Accumulated other comprehensive income/(loss), net to Interest expense due to the de-designation of a cash flow hedge. No amounts were de-designated during the years ended December 31, 2018 and 2016.

Amounts reported in Accumulated other comprehensive income/(loss), net related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is owed by the Operating Partnership. As of December 31, 2018,  no derivatives designated as cash flow hedges were held by the Operating Partnership and, as a result, no amounts are anticipated to be reclassified as an increase to interest expense through December 31, 2019.

Derivatives not designated as hedges are not speculative and are used to manage the Operating Partnership’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted no gain or loss for the year ended December 31, 2018 and a loss of less than $0.1 million for each of the years ended December 31, 2017 and 2016.

As of December 31, 2018, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	1	$19,880

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

As of December 31, 2018 and December 31, 2017, the fair value of the Operating Partnership’s derivative financial instruments was zero.

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2018,  2017, and 2016  (dollars in thousands):

							Gain/(Loss) Recognized in
				Gain/(Loss) Reclassified			Interest expense
	Unrealized holding gain/(loss)			from Accumulated OCI into			(Amount Excluded from
	Recognized in OCI			Interest expense			Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2018	2017	2016	2018	2017	2016	2018	2017	2016
Interest rate products	$—	$—	$(4)	$—	$—	$(12)	$—	$(106)	$—

	Year Ended
	December 31,
	2018	2017	2016
Total amount of Interest expense presented on the Consolidated Statements of Operations	$8,733	$18,156	17,855

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

	Gain/(Loss) Recognized in
	Interest income and other
	income/(expense), net
Derivatives Not Designated as Hedging Instruments	2018	2017	2016
Interest rate products	$—	$(1)	$(3)

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

9. CAPITAL STRUCTURE

General Partnership Units

The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP Units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Limited Partnership Units. There were 110,883 General Partnership units outstanding at December 31, 2018 and 2017, all of which were held by UDR.

Limited Partnership Units

As of December 31, 2018 and 2017, there were 183,525,660 and 183,240,041, respectively, of limited partnership units outstanding, of which 1,873,332 were Class A Limited Partnership Units for both periods. UDR owned 174,137,816, or 94.8%, and 174,126,805, or 95.0%, of OP Units outstanding at December 31, 2018 and 2017, respectively, of which 121,661 were Class A Limited Partnership Units for both periods. The remaining 9,387,844, or 5.1%, and 9,113,236, or 5.0%, of OP Units outstanding were held by non-affiliated partners at December 31, 2018 and 2017, respectively, of which 1,751,671 were Class A Limited Partnership Units for both periods.

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

The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $371.9 million and $351.0 million as of December 31, 2018 and 2017, respectively, based on the value of UDR’s common stock at each

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.

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

The following table shows OP Units outstanding and OP Unit activity as of and for the years ended December 31, 2018,  2017, and 2016:

			UDR, Inc.
	Class A			Class A
	Limited	Limited	Limited	Limited	General
	Partners	Partners	Partner	Partner	Partner	Total
Ending balance at December 31, 2015	1,751,671	7,301,628	173,992,855	121,661	110,883	183,278,698
OP redemptions for UDR stock	—	(4,685)	4,685	—	—	—
Ending balance at December 31, 2016	1,751,671	7,296,943	173,997,540	121,661	110,883	183,278,698
Vesting of LTIP Units	—	72,226	—	—	—	72,226
OP redemptions for UDR stock	—	(7,604)	7,604	—	—	—
Ending balance at December 31, 2017	1,751,671	7,361,565	174,005,144	121,661	110,883	183,350,924
Vesting of LTIP Units	—	285,619	—	—	—	285,619
OP redemptions for UDR stock	—	(11,011)	11,011	—	—	—
Ending balance at December 31, 2018	1,751,671	7,636,173	174,016,155	121,661	110,883	183,636,543

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

 10. COMMITMENTS AND CONTINGENCIES

Commitments

Ground Leases

The Operating Partnership owns six communities which are subject to ground leases expiring between 2043 and 2103, including extension options. Future minimum lease payments as of December 31, 2018 are $4.9 million for each of the years ending December 31, 2019 to 2023 and a total of $313.9 million for years thereafter. For purposes of our ground lease contracts, the Operating Partnership uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a rent reset provision based on fair market value or changes in the consumer price index but does not include a specified minimum lease payment, the Operating Partnership uses the current rent over the remainder of the lease term.

The Operating Partnership incurred $7.3 million, $6.2 million, and $5.5 million of ground rent expense for the years ended December 31, 2018,  2017, and 2016, respectively.

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

The Operating Partnership’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2017 and held as of December 31, 2018. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the years ended December 31, 2018,  2017, and 2016.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

The following table details rental income and NOI for the Operating Partnership’s reportable segments for the years ended December 31, 2018,  2017, and 2016, and reconciles NOI to Net income/(loss) attributable to OP unitholders  on the Consolidated Statements of Operations (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Reportable apartment home segment rental income
Same-Store Communities
West Region	$246,047	$235,022	$223,539
Mid-Atlantic Region	60,389	59,006	57,563
Northeast Region	54,749	54,530	53,036
Southeast Region	51,896	49,586	47,792
Non-Mature Communities/Other	18,839	21,233	22,485
Total segment and consolidated rental income	$431,920	419,377	$404,415
Reportable apartment home segment NOI
Same-Store Communities
West Region	$187,664	$177,229	$168,762
Mid-Atlantic Region	41,642	40,292	38,711
Northeast Region	39,456	40,524	40,704
Southeast Region	35,948	34,182	32,519
Non-Mature Communities/Other	12,670	14,614	16,425
Total segment and consolidated NOI	317,380	306,841	297,121
Reconciling items:
Property management	(11,878)	(11,533)	(11,122)
Other operating expenses	(8,864)	(6,833)	(6,059)
Real estate depreciation and amortization	(143,481)	(152,473)	(147,074)
General and administrative	(16,889)	(17,875)	(18,808)
Casualty-related (charges)/recoveries, net	(951)	(1,922)	(484)
Income/(loss) from unconsolidated entities	43,496	(19,256)	(37,425)
Interest expense	(22,835)	(30,366)	(30,067)
Gain/(loss) on sale of real estate owned	75,507	41,272	33,180
Net (income)/loss attributable to noncontrolling interests	(1,722)	(1,548)	(1,444)
Net income/(loss) attributable to OP unitholders	$229,763	$106,307	$77,818

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2018

The following table details the assets of the Operating Partnership’s reportable segments as of December 31, 2018 and 2017 (dollars in thousands):

	December 31,	December 31,
	2018	2017
Reportable apartment home segment assets
Same-Store Communities
West Region	$1,981,007	$1,955,962
Mid-Atlantic Region	663,083	655,850
Northeast Region	681,953	677,767
Southeast Region	340,722	334,811
Non-Mature Communities/Other	145,220	192,566
Total segment assets	3,811,985	3,816,956
Accumulated depreciation	(1,658,161)	(1,543,652)
Total segment assets - net book value	2,153,824	2,273,304
Reconciling items:
Cash and cash equivalents	125	293
Restricted cash	13,563	12,579
Investment in unconsolidated entities	103,026	76,907
Other assets	34,052	32,490
Total consolidated assets	$2,304,590	$2,395,573

Capital expenditures related to the Operating Partnership’s Same-Store Communities totaled $41.0 million, $41.8 million and $41.5 million for the years ended December 31, 2018,  2017, and 2016, respectively. Capital expenditures related to the Operating Partnership’s Non-Mature Communities/Other totaled $0.9 million, $1.8 million, and $2.6 million for the years ended December 31, 2018,  2017, and 2016, respectively.

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

DECEMBER 31, 2018

12. UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA

Selected consolidated quarterly financial data for the years ended December 31, 2018 and 2017 is summarized in the table below (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2018
Rental income	$106,592	$107,266	$109,539	$108,523
Income/(loss)	91,845	25,181	28,135	86,324
Income/(loss) attributable to OP unitholders	91,427	24,761	27,695	85,880
Income/(loss) attributable to OP unitholders per weighted average OP Unit — basic and diluted (a)	$0.50	$0.13	$0.15	$0.47
2017
Rental income	$102,605	$104,088	$105,253	$107,431
Income/(loss)	14,007	11,192	21,110	61,546
Income/(loss) attributable to OP unitholders	13,657	10,849	20,736	61,065
Income/(loss) attributable to OP unitholders per weighted average OP Unit — basic and diluted (a)	$0.07	$0.06	$0.11	$0.33

(a)Quarterly net income/(loss) per weighted average OP Unit amounts may not total to the annual amounts.

[This page is intentionally left blank.]

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED

DECEMBER 31, 2018

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
WEST REGION
Harbor at Mesa Verde	$—	20,476	28,538	49,014	20,382	22,134	47,262	69,396	33,329	1965/2003	Jun-03
27 Seventy Five Mesa Verde	—	99,329	110,644	209,973	100,725	114,336	196,362	310,698	128,098	1979/2013	Oct-04
Huntington Vista	—	8,055	22,486	30,541	14,690	9,223	36,008	45,231	24,328	1970	Jun-03
Missions at Back Bay	—	229	14,129	14,358	3,589	10,988	6,959	17,947	5,136	1969	Dec-03
Eight 80 Newport Beach — North	—	62,516	46,082	108,598	42,316	68,320	82,594	150,914	55,777	1968/2000/2016	Oct-04
Eight 80 Newport Beach — South	—	58,785	50,067	108,852	34,335	60,914	82,273	143,187	52,441	1968/2000/2016	Mar-05
Foxborough	—	12,071	6,187	18,258	4,278	12,479	10,057	22,536	6,819	1969	Sep-04
1818 Platinum Triangle	—	16,663	51,905	68,568	2,949	16,962	54,555	71,517	27,099	2009	Aug-10
Beach & Ocean	—	12,878	—	12,878	39,084	13,094	38,868	51,962	10,373	2014	Aug-11
The Residences at Bella Terra	—	25,000	—	25,000	127,395	25,460	126,935	152,395	43,541	2013	Oct-11
Los Alisos at Mission Viejo	—	17,298	—	17,298	70,730	16,525	71,503	88,028	22,756	2014	Jun-04
The Residences at Pacific City	—	78,085	—	78,085	274,002	78,140	273,947	352,087	19,772	2018	Jan-14
ORANGE COUNTY, CA	—	411,385	330,038	741,423	734,475	448,575	1,027,323	1,475,898	429,469
2000 Post Street	—	9,861	44,578	54,439	35,069	14,363	75,145	89,508	40,523	1987/2016	Dec-98
Birch Creek	—	4,365	16,696	21,061	8,868	1,178	28,751	29,929	16,687	1968	Dec-98
Highlands Of Marin	—	5,996	24,868	30,864	28,149	7,889	51,124	59,013	35,474	1991/2010	Dec-98
Marina Playa	—	6,224	23,916	30,140	13,136	1,202	42,074	43,276	23,280	1971	Dec-98
River Terrace	—	22,161	40,137	62,298	6,496	22,839	45,955	68,794	30,364	2005	Aug-05
CitySouth	—	14,031	30,537	44,568	37,297	16,422	65,443	81,865	45,864	1972/2012	Nov-05
Bay Terrace	—	8,545	14,458	23,003	6,139	11,580	17,562	29,142	11,590	1962	Oct-05
Highlands of Marin Phase II	—	5,353	18,559	23,912	11,243	5,772	29,383	35,155	19,339	1968/2010	Oct-07
Edgewater	—	30,657	83,872	114,529	12,097	30,753	95,873	126,626	54,012	2007	Mar-08
Almaden Lake Village	27,000	594	42,515	43,109	8,134	923	50,320	51,243	30,153	1999	Jul-08
388 Beale	—	14,253	74,104	88,357	11,524	14,588	85,293	99,881	37,183	1999	Apr-11
Channel @ Mission Bay	—	23,625	—	23,625	130,550	23,858	130,317	154,175	41,078	2014	Sep-10
SAN FRANCISCO, CA	27,000	145,665	414,240	559,905	308,702	151,367	717,240	868,607	385,547
Crowne Pointe	—	2,486	6,437	8,923	8,830	3,134	14,619	17,753	9,884	1987	Dec-98
Hilltop	—	2,174	7,408	9,582	5,908	2,999	12,491	15,490	8,574	1985	Dec-98
The Hawthorne	—	6,474	30,226	36,700	7,367	7,087	36,980	44,067	24,741	2003	Jul-05
The Kennedy	—	6,179	22,307	28,486	2,996	6,287	25,195	31,482	16,222	2005	Nov-05
Hearthstone at Merrill Creek	—	6,848	30,922	37,770	6,339	7,264	36,845	44,109	21,884	2000	May-08
Island Square	—	21,284	89,389	110,673	6,929	21,660	95,942	117,602	55,430	2007	Jul-08
Borgata	—	6,379	24,569	30,948	5,244	6,443	29,749	36,192	17,528	2001/2016	May-07
elements too	—	27,468	72,036	99,504	18,495	30,301	87,698	117,999	58,588	2010	Feb-10
989elements	—	8,541	45,990	54,531	3,901	8,657	49,775	58,432	25,129	2006	Dec-09
Lightbox	—	6,449	38,884	45,333	962	6,473	39,822	46,295	11,163	2014	Aug-14
Waterscape	—	9,693	65,176	74,869	2,950	9,771	68,048	77,819	16,832	2014	Sep-14
Ashton Bellevue	47,320	8,287	124,939	133,226	2,226	8,380	127,072	135,452	15,831	2009	Oct-16
TEN20	27,590	5,247	76,587	81,834	2,248	5,292	78,790	84,082	9,850	2009	Oct-16
Milehouse	—	5,976	63,041	69,017	298	5,995	63,320	69,315	8,734	2016	Nov-16
CityLine	—	11,220	85,787	97,007	191	11,228	85,970	97,198	10,681	2016	Jan-17
SEATTLE, WA	74,910	134,705	783,698	918,403	74,884	140,971	852,316	993,287	311,071
Rosebeach	—	8,414	17,449	25,863	5,140	8,807	22,196	31,003	15,645	1970	Sep-04
Tierra Del Rey	—	39,586	36,679	76,265	7,627	39,769	44,123	83,892	25,461	1998	Dec-07
The Westerly	67,700	48,182	102,364	150,546	40,209	50,875	139,880	190,755	76,018	1993/2013	Sep-10
Jefferson at Marina del Rey	—	55,651	—	55,651	93,002	61,568	87,085	148,653	47,841	2008	Sep-07
LOS ANGELES, CA	67,700	151,833	156,492	308,325	145,978	161,019	293,284	454,303	164,965
Boronda Manor	—	1,946	8,982	10,928	10,652	3,310	18,270	21,580	11,146	1979	Dec-98
Garden Court	—	888	4,188	5,076	6,189	1,601	9,664	11,265	6,023	1973	Dec-98
Cambridge Court	—	3,039	12,883	15,922	17,695	5,648	27,969	33,617	17,036	1974	Dec-98
Laurel Tree	—	1,304	5,115	6,419	7,147	2,373	11,193	13,566	6,852	1977	Dec-98
The Pointe At Harden Ranch	—	6,388	23,854	30,242	31,779	10,280	51,741	62,021	30,646	1986	Dec-98
The Pointe At Northridge	—	2,044	8,028	10,072	11,449	3,484	18,037	21,521	11,140	1979	Dec-98
The Pointe At Westlake	—	1,329	5,334	6,663	7,454	2,333	11,784	14,117	7,053	1975	Dec-98
MONTEREY PENINSULA, CA	—	16,938	68,384	85,322	92,365	29,029	148,658	177,687	89,896
Verano at Rancho Cucamonga Town Square	—	13,557	3,645	17,202	56,760	23,553	50,409	73,962	40,173	2006	Oct-02

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2018

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
Windemere at Sycamore Highland	—	5,810	23,450	29,260	3,937	6,214	26,983	33,197	20,170	2001	Nov-02
OTHER SOUTHERN CA	—	19,367	27,095	46,462	60,697	29,767	77,392	107,159	60,343
Tualatin Heights	—	3,273	9,134	12,407	8,197	3,983	16,621	20,604	11,989	1989	Dec-98
Hunt Club	—	6,014	14,870	20,884	7,625	6,489	22,020	28,509	16,786	1985	Sep-04
PORTLAND, OR	—	9,287	24,004	33,291	15,822	10,472	38,641	49,113	28,775
TOTAL WEST REGION	169,610	889,180	1,803,951	2,693,131	1,432,923	971,200	3,154,854	4,126,054	1,470,066
MID-ATLANTIC REGION
Dominion Middle Ridge	—	3,311	13,283	16,594	8,928	4,042	21,480	25,522	15,425	1990	Jun-96
Dominion Lake Ridge	—	2,366	8,387	10,753	8,919	3,125	16,547	19,672	12,160	1987	Feb-96
Presidential Greens	—	11,238	18,790	30,028	12,132	11,795	30,365	42,160	23,380	1938	May-02
The Whitmore	—	6,418	13,411	19,829	23,341	7,529	35,641	43,170	27,450	1962/2008	Apr-02
Ridgewood	—	5,612	20,086	25,698	10,764	6,256	30,206	36,462	23,273	1988	Aug-02
DelRay Tower	—	297	12,786	13,083	115,383	9,587	118,879	128,466	32,915	2014	Jan-08
Waterside Towers	—	13,001	49,657	62,658	28,272	49,907	41,023	90,930	26,761	1971	Dec-03
Wellington Place at Olde Town	—	13,753	36,059	49,812	19,895	14,819	54,888	69,707	40,260	1987/2008	Sep-05
Andover House	—	183	59,948	60,131	6,038	316	65,853	66,169	37,742	2004	Mar-07
Sullivan Place	—	1,137	103,676	104,813	10,580	1,708	113,685	115,393	68,821	2007	Dec-07
Delancey at Shirlington	—	21,606	66,765	88,371	4,620	21,713	71,278	92,991	41,618	2006/2007	Mar-08
View 14	—	5,710	97,941	103,651	4,823	5,780	102,694	108,474	43,653	2009	Jun-11
Signal Hill	—	13,290	—	13,290	71,334	25,543	59,081	84,624	37,194	2010	Mar-07
Capitol View on 14th	—	31,393	—	31,393	95,663	31,442	95,614	127,056	35,431	2013	Sep-07
Domain College Park	—	7,300	—	7,300	59,421	7,460	59,261	66,721	19,360	2014	Jun-11
1200 East West	—	9,748	68,022	77,770	2,734	9,880	70,624	80,504	12,693	2010	Oct-15
Courts at Huntington Station	—	27,749	111,878	139,627	3,931	28,067	115,491	143,558	24,125	2011	Oct-15
Eleven55 Ripley	—	15,566	107,539	123,105	2,962	15,820	110,247	126,067	19,818	2014	Oct-15
Arbor Park of Alexandria	85,479	50,881	159,728	210,609	2,824	51,197	162,236	213,433	33,731	1969/2015	Oct-15
Courts at Dulles	—	14,697	83,834	98,531	9,008	14,728	92,811	107,539	19,955	2000	Oct-15
Newport Village	127,600	55,283	177,454	232,737	15,149	55,577	192,309	247,886	41,075	1968	Oct-15
METROPOLITAN, D.C.	213,079	310,539	1,209,244	1,519,783	516,721	376,291	1,660,213	2,036,504	636,840
Gayton Pointe Townhomes	—	826	5,148	5,974	30,746	3,554	33,166	36,720	30,235	1973/2007	Sep-95
Waterside At Ironbridge	—	1,844	13,239	15,083	9,193	2,472	21,804	24,276	15,985	1987	Sep-97
Carriage Homes at Wyndham	—	474	30,997	31,471	9,713	3,997	37,187	41,184	27,445	1998	Nov-03
Legacy at Mayland	—	1,979	11,524	13,503	32,548	5,259	40,792	46,051	36,274	1973/2007	Dec-91
RICHMOND, VA	—	5,123	60,908	66,031	82,200	15,282	132,949	148,231	109,939
Calvert's Walk	—	4,408	24,692	29,100	8,606	4,973	32,733	37,706	23,955	1988	Mar-04
20 Lambourne	—	11,750	45,590	57,340	9,638	12,334	54,644	66,978	32,912	2003	Mar-08
Domain Brewers Hill	—	4,669	40,630	45,299	2,040	4,784	42,555	47,339	20,177	2009	Aug-10
BALTIMORE, MD	—	20,827	110,912	131,739	20,284	22,091	129,932	152,023	77,044
TOTAL MID-ATLANTIC REGION	213,079	336,489	1,381,064	1,717,553	619,205	413,664	1,923,094	2,336,758	823,823
NORTHEAST REGION
10 Hanover Square	—	41,432	218,983	260,415	15,597	41,764	234,248	276,012	90,792	2005	Apr-11
21 Chelsea	—	36,399	107,154	143,553	14,312	36,522	121,343	157,865	49,240	2001	Aug-11
View 34	—	114,410	324,920	439,330	107,401	115,083	431,648	546,731	179,020	1985/2013	Jul-11
95 Wall Street	—	57,637	266,255	323,892	9,794	58,031	275,655	333,686	122,770	2008	Aug-11
NEW YORK, NY	—	249,878	917,312	1,167,190	147,104	251,400	1,062,894	1,314,294	441,822
Garrison Square	—	5,591	91,027	96,618	10,200	5,775	101,043	106,818	47,908	1887/1990	Sep-10
Ridge at Blue Hills	25,000	6,039	34,869	40,908	3,878	6,363	38,423	44,786	18,350	2007	Sep-10
Inwood West	80,000	20,778	88,096	108,874	11,100	19,607	100,367	119,974	45,446	2006	Apr-11
14 North	—	10,961	51,175	62,136	10,746	11,331	61,551	72,882	29,311	2005	Apr-11
100 Pier 4	—	24,584	—	24,584	201,721	24,688	201,617	226,305	40,301	2015	Dec-15
345 Harrison	—	32,938	—	32,938	320,927	44,889	308,976	353,865	7,980	2018	Nov-11
BOSTON, MA	105,000	100,891	265,167	366,058	558,572	112,653	811,977	924,630	189,296
TOTAL NORTHEAST REGION	105,000	350,769	1,182,479	1,533,248	705,676	364,053	1,874,871	2,238,924	631,118
SOUTHEAST REGION
Seabrook	—	1,846	4,155	6,001	9,659	2,977	12,683	15,660	10,891	1984/2004	Feb-96

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2018

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
Altamira Place	—	1,533	11,076	12,609	21,993	3,879	30,723	34,602	28,109	1984/2007	Apr-94
Regatta Shore	—	757	6,608	7,365	17,515	2,235	22,645	24,880	19,641	1988/2007	Jun-94
Alafaya Woods	—	1,653	9,042	10,695	11,258	2,735	19,218	21,953	15,417	1989/2006	Oct-94
Los Altos	—	2,804	12,349	15,153	13,251	4,632	23,772	28,404	18,310	1990/2004	Oct-96
Lotus Landing	—	2,185	8,639	10,824	11,448	3,006	19,266	22,272	14,310	1985/2006	Jul-97
Seville On The Green	—	1,282	6,498	7,780	8,165	1,819	14,126	15,945	10,703	1986/2004	Oct-97
Ashton @ Waterford	—	3,872	17,538	21,410	6,044	4,411	23,043	27,454	15,807	2000	May-98
Arbors at Lee Vista	—	6,692	12,860	19,552	15,000	7,653	26,899	34,552	21,284	1992/2007	Aug-06
ORLANDO, FL	—	22,624	88,765	111,389	114,333	33,347	192,375	225,722	154,472
Summit West	—	2,176	4,710	6,886	11,204	3,664	14,426	18,090	12,677	1972	Dec-92
The Breyley	—	1,780	2,458	4,238	18,397	3,742	18,893	22,635	18,639	1977/2007	Sep-93
Lakewood Place	—	1,395	10,647	12,042	12,198	3,009	21,231	24,240	16,930	1986	Mar-94
Cambridge Woods	—	1,791	7,166	8,957	11,674	3,401	17,230	20,631	13,378	1985	Jun-97
Inlet Bay	—	7,702	23,150	30,852	18,288	10,294	38,846	49,140	31,488	1988/1989	Jun-03
MacAlpine Place	—	10,869	36,858	47,727	10,042	11,836	45,933	57,769	33,490	2001	Dec-04
The Vintage Lofts at West End	—	6,611	37,663	44,274	19,970	15,421	48,823	64,244	31,560	2009	Jul-09
TAMPA, FL	—	32,324	122,652	154,976	101,773	51,367	205,382	256,749	158,162
Legacy Hill	—	1,148	5,867	7,015	10,278	1,890	15,403	17,293	12,627	1977	Nov-95
Hickory Run	—	1,469	11,584	13,053	11,372	2,465	21,960	24,425	16,052	1989	Dec-95
Carrington Hills	—	2,117	—	2,117	37,947	4,753	35,311	40,064	25,412	1999	Dec-95
Brookridge	—	708	5,461	6,169	6,920	1,477	11,612	13,089	8,555	1986	Mar-96
Breckenridge	—	766	7,714	8,480	6,359	1,484	13,355	14,839	9,644	1986	Mar-97
Colonnade	—	1,460	16,015	17,475	8,022	2,109	23,388	25,497	15,205	1998	Jan-99
The Preserve at Brentwood	—	3,182	24,674	27,856	9,673	3,853	33,676	37,529	24,873	1998	Jun-04
Polo Park	—	4,583	16,293	20,876	17,752	5,958	32,670	38,628	26,083	1987/2008	May-06
NASHVILLE, TN	—	15,433	87,608	103,041	108,323	23,989	187,375	211,364	138,451
The Reserve and Park at Riverbridge	—	15,968	56,401	72,369	13,106	16,787	68,688	85,475	47,623	1999/2001	Dec-04
OTHER FLORIDA	—	15,968	56,401	72,369	13,106	16,787	68,688	85,475	47,623
TOTAL SOUTHEAST REGION	—	86,349	355,426	441,775	337,535	125,490	653,820	779,310	498,708
SOUTHWEST REGION
Thirty377	25,000	24,036	32,951	56,987	19,849	26,184	50,652	76,836	30,721	1999/2007	Aug-06
Legacy Village	90,000	16,882	100,102	116,984	19,602	20,652	115,934	136,586	70,195	2005/06/07	Mar-08
Addison Apts at The Park	—	22,041	11,228	33,269	9,723	30,790	12,202	42,992	9,782	1977/78/79	May-07
Addison Apts at The Park II	—	7,903	554	8,457	3,490	8,415	3,532	11,947	2,359	1970	May-07
Addison Apts at The Park I	—	10,440	634	11,074	3,916	11,024	3,966	14,990	2,912	1975	May-07
DALLAS, TX	115,000	81,302	145,469	226,771	56,580	97,065	186,286	283,351	115,969
Barton Creek Landing	—	3,151	14,269	17,420	23,987	5,279	36,128	41,407	28,115	1986/2012	Mar-02
Residences at the Domain	—	4,034	55,256	59,290	13,497	4,515	68,272	72,787	38,447	2007	Aug-08
Red Stone Ranch	—	5,084	17,646	22,730	3,519	5,512	20,737	26,249	10,112	2000	Apr-12
Lakeline Villas	—	4,148	16,869	21,017	2,542	4,507	19,052	23,559	9,001	2002	Apr-12
AUSTIN, TX	—	16,417	104,040	120,457	43,545	19,813	144,189	164,002	85,675
Steele Creek	—	8,586	130,400	138,986	2,932	8,604	133,314	141,918	9,204	2015	Oct-17
DENVER, CO	—	8,586	130,400	138,986	2,932	8,604	133,314	141,918	9,204
TOTAL SOUTHWEST REGION	115,000	106,305	379,909	486,214	103,057	125,482	463,789	589,271	210,848
TOTAL OPERATING COMMUNITIES	602,689	1,769,092	5,102,829	6,871,921	3,198,396	1,999,889	8,070,428	10,070,317	3,634,563
LAND
7 Harcourt	—	884	—	884	5,858	804	5,938	6,742	268
Vitruvian Park®	—	4,325	—	4,325	9,322	11,373	2,274	13,647	2,370
Wilshire at LaJolla		31,105	—	31,105	97	31,202	—	31,202	—
Dublin Land	—	8,922	—	8,922	7,221	8,922	7,221	16,143	—
TOTAL LAND	—	45,236	—	45,236	22,498	52,301	15,433	67,734	2,638
COMMERCIAL
Brookhaven Shopping Center	—	—	—	—	28,604	7,798	20,806	28,604	14,052
TOTAL COMMERCIAL	—	—	—	—	28,604	7,798	20,806	28,604	14,052
Other (b)	—	—	—	—	4,604	—	4,604	4,604	—

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2018

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
1745 Shea Center I	—	3,034	20,534	23,568	1,332	3,035	21,865	24,900	2,907
TOTAL CORPORATE	—	3,034	20,534	23,568	5,936	3,035	26,469	29,504	2,907
TOTAL COMMERCIAL & CORPORATE	—	3,034	20,534	23,568	34,540	10,833	47,275	58,108	16,959
Deferred Financing Costs	(1,462)
TOTAL REAL ESTATE OWNED	$601,227	$1,817,362	$5,123,363	$6,940,725	$3,255,434	$2,063,023	$8,133,136	$10,196,159	$3,654,160

(a)Date of original construction/date of last major renovation, if applicable.

(b)Includes unallocated accruals and capital expenditures.

The aggregate cost for federal income tax purposes was approximately $9.2 billion at December 31, 2018  (unaudited).

The estimated depreciable lives for all buildings in the latest Consolidated Statements of Operations are 35 to 55 years.

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2018

(In thousands)

3‑YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION

The following is a reconciliation of the carrying amount of total real estate owned at December 31, (in thousands):

	2018	2017	2016
Balance at beginning of the year	$10,177,206	$9,615,753	$9,190,276
Real estate acquired	—	235,993	324,104
Capital expenditures and development	214,898	369,029	339,813
Real estate sold	(195,945)	(43,569)	(238,440)
Balance at end of the year	$10,196,159	$10,177,206	$9,615,753

The following is a reconciliation of total accumulated depreciation for real estate owned at December 31, (in thousands):

	2018	2017	2016
Balance at beginning of the year	$3,330,166	$2,923,625	$2,646,874
Depreciation expense for the year	426,006	424,772	398,904
Accumulated depreciation on sales	(102,012)	(18,231)	(122,153)
Balance at end of year	$3,654,160	$3,330,166	$2,923,625

UNITED DOMINION REALTY, L.P.

SCHEDULE III — REAL ESTATE OWNED

DECEMBER 31, 2018

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Cost of
					Improvements
					Capitalized
				Total Initial	Subsequent to		Buildings &			Date of
		Land and Land	Building and	Acquisition	Acquisition	Land and Land	Buildings	Total Carrying	Accumulated	Construction
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	(a)	Date Acquired
WEST REGION
Harbor at Mesa Verde	$—	$20,476	$28,538	$49,014	$20,382	$22,134	$47,262	$69,396	$33,329	1965/2003	Jun-03
27 Seventy Five Mesa Verde	—	99,329	110,644	209,973	100,725	114,336	196,362	310,698	128,098	1979/2013	Oct-04
Huntington Vista	—	8,055	22,486	30,541	14,690	9,223	36,008	45,231	24,328	1970	Jun-03
Missions at Back Bay	—	229	14,129	14,358	3,589	10,988	6,959	17,947	5,136	1969	Dec-03
Eight 80 Newport Beach - North	—	62,516	46,082	108,598	42,316	68,320	82,594	150,914	55,777	1968/2000/2016	Oct-04
Eight 80 Newport Beach - South	—	58,785	50,067	108,852	34,335	60,914	82,273	143,187	52,441	1968/2000/2016	Mar-05
ORANGE COUNTY, CA	—	249,390	271,946	521,336	216,037	285,915	451,458	737,373	299,109
2000 Post Street	—	9,861	44,578	54,439	22,507	11,075	65,871	76,946	33,355	1987/2016	Dec-98
Birch Creek	—	4,365	16,696	21,061	8,868	1,178	28,751	29,929	16,687	1968	Dec-98
Highlands Of Marin	—	5,996	24,868	30,864	28,149	7,889	51,124	59,013	35,474	1991/2010	Dec-98
Marina Playa	—	6,224	23,916	30,140	13,136	1,202	42,074	43,276	23,280	1971	Dec-98
River Terrace	—	22,161	40,137	62,298	6,496	22,839	45,955	68,794	30,364	2005	Aug-05
CitySouth	—	14,031	30,537	44,568	37,297	16,422	65,443	81,865	45,864	1972/2012	Nov-05
Bay Terrace	—	8,545	14,458	23,003	6,139	11,580	17,562	29,142	11,590	1962	Oct-05
Highlands of Marin Phase II	—	5,353	18,559	23,912	11,243	5,772	29,383	35,155	19,339	1968/2010	Oct-07
Edgewater	—	30,657	83,872	114,529	12,097	30,753	95,873	126,626	54,012	2007	Mar-08
Almaden Lake Village	27,000	594	42,515	43,109	8,134	923	50,320	51,243	30,153	1999	Jul-08
SAN FRANCISCO, CA	27,000	107,787	340,136	447,923	154,066	109,633	492,356	601,989	300,118
Crowne Pointe	—	2,486	6,437	8,923	8,830	3,134	14,619	17,753	9,884	1987	Dec-98
Hilltop	—	2,174	7,408	9,582	5,908	2,999	12,491	15,490	8,574	1985	Dec-98
The Kennedy	—	6,179	22,307	28,486	2,996	6,287	25,195	31,482	16,222	2005	Nov-05
Hearthstone at Merrill Creek	—	6,848	30,922	37,770	6,339	7,264	36,845	44,109	21,884	2000	May-08
Island Square	—	21,284	89,389	110,673	6,929	21,660	95,942	117,602	55,430	2007	Jul-08
SEATTLE, WA	—	38,971	156,463	195,434	31,002	41,344	185,092	226,436	111,994
Rosebeach	—	8,414	17,449	25,863	5,140	8,807	22,196	31,003	15,645	1970	Sep-04
Tierra Del Rey	—	39,586	36,679	76,265	7,627	39,769	44,123	83,892	25,461	1998	Dec-07
LOS ANGELES, CA	—	48,000	54,128	102,128	12,767	48,576	66,319	114,895	41,106
Boronda Manor	—	1,946	8,982	10,928	10,652	3,310	18,270	21,580	11,146	1979	Dec-98
Garden Court	—	888	4,188	5,076	6,189	1,601	9,664	11,265	6,023	1973	Dec-98
Cambridge Court	—	3,039	12,883	15,922	17,695	5,648	27,969	33,617	17,036	1974	Dec-98
Laurel Tree	—	1,304	5,115	6,419	7,147	2,373	11,193	13,566	6,852	1977	Dec-98
The Pointe At Harden Ranch	—	6,388	23,854	30,242	31,779	10,280	51,741	62,021	30,646	1986	Dec-98
The Pointe At Northridge	—	2,044	8,028	10,072	11,449	3,484	18,037	21,521	11,140	1979	Dec-98
The Pointe At Westlake	—	1,329	5,334	6,663	7,454	2,333	11,784	14,117	7,053	1975	Dec-98
MONTEREY PENINSULA, CA	—	16,938	68,384	85,322	92,365	29,029	148,658	177,687	89,896
Verano at Rancho Cucamonga Town Square	—	13,557	3,645	17,202	56,760	23,553	50,409	73,962	40,173	2006	Oct-02
OTHER SOUTHERN CA	—	13,557	3,645	17,202	56,760	23,553	50,409	73,962	40,173
Tualatin Heights	—	3,273	9,134	12,407	8,197	3,983	16,621	20,604	11,989	1989	Dec-98
Hunt Club	—	6,014	14,870	20,884	7,625	6,489	22,020	28,509	16,786	1985	Sep-04
PORTLAND, OR	—	9,287	24,004	33,291	15,822	10,472	38,641	49,113	28,775
TOTAL WEST REGION	27,000	483,930	918,706	1,402,636	578,819	548,522	1,432,933	1,981,455	911,171
MID-ATLANTIC REGION
Ridgewood	—	5,612	20,086	25,698	10,764	6,256	30,206	36,462	23,273	1988	Aug-02
DelRay Tower	—	297	12,786	13,083	115,383	9,587	118,879	128,466	32,915	2014	Jan-08
Wellington Place at Olde Town	—	13,753	36,059	49,812	19,895	14,819	54,888	69,707	40,260	1987/2008	Sep-05
Andover House	—	183	59,948	60,131	6,038	316	65,853	66,169	37,742	2004	Mar-07
Sullivan Place	—	1,137	103,676	104,813	10,516	1,708	113,621	115,329	68,757	2007	Dec-07
Courts at Huntington Station	—	27,749	111,878	139,627	3,931	28,067	115,491	143,558	24,125	2011	Oct-15
METROPOLITAN D.C.	—	48,731	344,433	393,164	166,527	60,753	498,938	559,691	227,072
Calvert’s Walk	—	4,408	24,692	29,100	8,606	4,973	32,733	37,706	23,955	1988	Mar-04
20 Lambourne	—	11,750	45,590	57,340	9,638	12,334	54,644	66,978	32,912	2003	Mar-08
BALTIMORE, MD	—	16,158	70,282	86,440	18,244	17,307	87,377	104,684	56,867
TOTAL MID-ATLANTIC REGION	—	64,889	414,715	479,604	184,771	78,060	586,315	664,375	283,939
NORTHEAST REGION

UNITED DOMINION REALTY, L.P.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2018

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Cost of
					Improvements
					Capitalized
				Total Initial	Subsequent to		Buildings &			Date of
		Land and Land	Building and	Acquisition	Acquisition	Land and Land	Buildings	Total Carrying	Accumulated	Construction
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	(a)	Date Acquired
10 Hanover Square	—	41,432	218,983	260,415	15,597	41,764	234,248	276,012	90,792	2005	Apr-11
95 Wall Street	—	57,637	266,255	323,892	9,794	58,031	275,655	333,686	122,770	2008	Aug-11
NEW YORK, NY	—	99,069	485,238	584,307	25,391	99,795	509,903	609,698	213,562
14 North	—	10,961	51,175	62,136	10,746	11,331	61,551	72,882	29,311	2005	Apr-11
BOSTON, MA	—	10,961	51,175	62,136	10,746	11,331	61,551	72,882	29,311
TOTAL NORTHEAST REGION	—	110,030	536,413	646,443	36,137	111,126	571,454	682,580	242,873
SOUTHEAST REGION
Inlet Bay	—	7,702	23,150	30,852	18,288	10,294	38,846	49,140	31,488	1988/1989	Jun-03
MacAlpine Place	—	10,869	36,858	47,727	10,042	11,836	45,933	57,769	33,490	2001	Dec-04
TAMPA, FL	—	18,571	60,008	78,579	28,330	22,130	84,779	106,909	64,978
Legacy Hill	—	1,148	5,867	7,015	10,278	1,890	15,403	17,293	12,627	1977	Nov-95
Hickory Run	—	1,469	11,584	13,053	11,372	2,465	21,960	24,425	16,052	1989	Dec-95
Carrington Hills	—	2,117	—	2,117	37,947	4,753	35,311	40,064	25,412	1999	Dec-95
Brookridge	—	708	5,461	6,169	6,920	1,477	11,612	13,089	8,555	1986	Mar-96
Breckenridge	—	766	7,714	8,480	6,359	1,484	13,355	14,839	9,644	1986	Mar-97
Polo Park	—	4,583	16,293	20,876	17,752	5,958	32,670	38,628	26,083	1987/2008	May-06
NASHVILLE, TN	—	10,791	46,919	57,710	90,628	18,027	130,311	148,338	98,373
The Reserve and Park at Riverbridge	—	15,968	56,401	72,369	13,106	16,787	68,688	85,475	47,623	1999/2001	Dec-04
OTHER FLORIDA	—	15,968	56,401	72,369	13,106	16,787	68,688	85,475	47,623
TOTAL SOUTHEAST REGION	—	45,330	163,328	208,658	132,064	56,944	283,778	340,722	210,974
SOUTHWEST REGION
Steele Creek	—	8,586	130,400	138,986	2,932	8,604	133,314	141,918	9,204	2015	Oct-17
DENVER, CO	—	8,586	130,400	138,986	2,932	8,604	133,314	141,918	9,204
TOTAL SOUTHWEST REGION	—	8,586	130,400	138,986	2,932	8,604	133,314	141,918	9,204
TOTAL OPERATING COMMUNITIES	27,000	712,765	2,163,562	2,876,327	934,723	803,256	3,007,794	3,811,050	1,658,161
Other (b)	—	—	—	—	935	—	935	935	—
TOTAL CORPORATE	—	—	—	—	935	—	935	935	—
Deferred Financing Costs	(71)
TOTAL REAL ESTATE OWNED	$26,929	$712,765	$2,163,562	$2,876,327	$935,658	$803,256	$3,008,729	$3,811,985	$1,658,161

(a)Date of original construction/date of last major renovation, if applicable.

(b)Includes unallocated accruals and capital expenditures.

The aggregate cost for federal income tax purpose was approximately $3.2 billion at December 31, 2018 (unaudited).

The estimated depreciable lives for all buildings in the latest Consolidated Statements of Operations are 35 to 55 years.

3‑YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION

The following is a reconciliation of the carrying amount of total real estate owned at December 31, (in thousands):

	2018	2017	2016
Balance at beginning of the year	$3,816,956	$3,674,704	$3,630,905
Real estate acquired	—	138,986	—
Capital expenditures and development	44,353	45,211	71,720
Real estate sold	(49,324)	(41,945)	(27,921)
Balance at end of year	$3,811,985	$3,816,956	$3,674,704

The following is a reconciliation of total accumulated depreciation for real estate owned at December 31, (in thousands):

	2018	2017	2016
Balance at beginning of the year	$1,543,652	$1,408,815	$1,281,258
Depreciation expense for the year	141,683	153,068	144,942
Accumulated depreciation on sales	(27,174)	(18,231)	(17,385)
Balance at end of year	$1,658,161	$1,543,652	$1,408,815

S - 1