Form 10-Q
period 2019-03-31
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2019-05-01
CIK 74208, 1018254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

UDR, Inc.	☐
United Dominion Realty, L.P.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

UDR, Inc.	Yes ☐ No ☒
United Dominion Realty, L.P.	Yes ☐ No ☒

The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of April 29, 2019 was 281,794,814.

UDR, INC.

UNITED DOMINION REALTY, L.P.

Item 3. Defaults Upon Senior Securities	98

Item 4. Mine Safety Disclosures	98

Item 5. Other Information	98

Item 6. Exhibits	99

Signatures	101

Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4

EXPLANATORY NOTE

This Report combines the quarterly reports on Form 10‑Q for the quarter ended March 31, 2019 of UDR, Inc., a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR, Inc. is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company,” “UDR” or “UDR, Inc.” refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including United Dominion Realty, L.P. and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”), also a Delaware limited partnership of which UDR is the sole general partner. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or the “OP” refer to United Dominion Realty, L.P., together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership and the DownREIT Partnership are referred to as “OP Units” and “DownREIT Units,” respectively, and the holders of the OP Units and DownREIT Units are referred to as “unitholders.” This combined Form 10‑Q is being filed separately by UDR and the Operating Partnership.

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

As of March 31, 2019, UDR owned 110,883 units (100%) of the general partnership interests of the Operating Partnership and 175,946,364 OP Units, representing approximately 95.6% of the total outstanding OP Units in the Operating Partnership. UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and UDR’s role as the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are presented in this report for each of UDR and the Operating Partnership.

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$10,680,555	$10,196,159
Less: accumulated depreciation	(3,764,099)	(3,654,160)
Total real estate owned, net of accumulated depreciation	6,916,456	6,541,999
Cash and cash equivalents	1,043	185,216
Restricted cash	23,111	23,675
Notes receivable, net	36,974	42,259
Investment in and advances to unconsolidated joint ventures, net	749,100	780,869
Operating lease right-of-use assets	94,145	—
Other assets	134,896	137,710
Total assets	$7,955,725	$7,711,728

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$599,796	$601,227
Unsecured debt, net	2,990,033	2,946,560
Operating lease liabilities	88,218	—
Real estate taxes payable	27,205	20,608
Accrued interest payable	29,397	38,747
Security deposits and prepaid rent	36,332	35,060
Distributions payable	105,548	97,666
Accounts payable, accrued expenses, and other liabilities	65,334	76,343
Total liabilities	3,941,863	3,816,211

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	1,051,498	972,740

Equity:
Preferred stock, no par value; 50,000,000 shares authorized:
8.00% Series E Cumulative Convertible; 2,780,994 shares issued and outstanding at March 31, 2019 and December 31, 2018	46,200	46,200
Series F; 15,797,155 and 15,802,393 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1	1
Common stock, $0.01 par value; 350,000,000 shares authorized:
281,791,932 and 275,545,900 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	2,818	2,755
Additional paid-in capital	5,184,195	4,920,732
Distributions in excess of net income	(2,281,262)	(2,063,996)
Accumulated other comprehensive income/(loss), net	(2,970)	(67)
Total stockholders’ equity	2,948,982	2,905,625
Noncontrolling interests	13,382	17,152
Total equity	2,962,364	2,922,777
Total liabilities and equity	$7,955,725	$7,711,728

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
REVENUES:
Rental income	$267,922	$250,483
Joint venture management and other fees	2,751	2,822
Total revenues	270,673	253,305
OPERATING EXPENSES:
Property operating and maintenance	41,939	40,587
Real estate taxes and insurance	36,300	33,282
Property management	7,703	6,888
Other operating expenses	5,646	2,009
Real estate depreciation and amortization	112,468	108,136
General and administrative	12,467	11,759
Casualty-related charges/(recoveries), net	—	940
Other depreciation and amortization	1,656	1,691
Total operating expenses	218,179	205,292
Gain/(loss) on sale of real estate owned	—	70,300
Operating income	52,494	118,313

Income/(loss) from unconsolidated entities	49	(1,677)
Interest expense	(33,542)	(29,943)
Interest income and other income/(expense), net	9,813	2,759
Income/(loss) before income taxes	28,814	89,452
Tax (provision)/benefit, net	(2,212)	(227)
Net income/(loss)	26,602	89,225
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(2,057)	(7,390)
Net (income)/loss attributable to noncontrolling interests	(42)	(79)
Net income/(loss) attributable to UDR, Inc.	24,503	81,756
Distributions to preferred stockholders — Series E (Convertible)	(1,011)	(955)
Net income/(loss) attributable to common stockholders	$23,492	$80,801

Income/(loss) per weighted average common share:
Basic	$0.08	$0.30
Diluted	$0.08	$0.30

Weighted average number of common shares outstanding:
Basic	277,002	267,546
Diluted	277,557	269,208

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income/(loss)	$26,602	$89,225
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(2,210)	1,710
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	(945)	(172)
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	(3,155)	1,538
Comprehensive income/(loss)	23,447	90,763
Comprehensive (income)/loss attributable to noncontrolling interests	(1,847)	(7,602)
Comprehensive income/(loss) attributable to UDR, Inc.	$21,600	$83,161

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

(Unaudited)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2018	$46,201	$2,755	$4,920,732	$(2,063,996)	$(67)	$17,152	$2,922,777
Net income/(loss) attributable to UDR, Inc.	—	—	—	24,503	—	—	24,503
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	30	30
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	125	125
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	(3,925)	(3,925)
Other comprehensive income/(loss)	—	—	—	—	(2,903)	—	(2,903)
Issuance/(forfeiture) of common and restricted shares, net	—	—	(1,499)	—	—	—	(1,499)
Issuance of common shares through public offering, net	—	44	192,135	—	—	—	192,179
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	19	72,827	—	—	—	72,846
Common stock distributions declared ($0.3425 per share)	—	—	—	(96,561)	—	—	(96,561)
Preferred stock distributions declared-Series E ($0.3708 per share)	—	—	—	(1,011)	—	—	(1,011)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(144,197)	—	—	(144,197)
Balance at March 31, 2019	$46,201	$2,818	$5,184,195	$(2,281,262)	$(2,970)	$13,382	$2,962,364

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2017	$46,201	$2,678	$4,651,205	$(1,871,603)	$(2,681)	$9,564	$2,835,364
Net income/(loss) attributable to UDR, Inc.	—	—	—	81,756	—	—	81,756
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	70	70
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	108	108
Repurchase of common shares	—	(6)	(19,982)	—	—	—	(19,988)
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	(1,424)	(1,424)
Other comprehensive income/(loss)	—	—	—	—	1,405	—	1,405
Issuance/(forfeiture) of common and restricted shares, net	—	—	(4,148)	—	—	—	(4,148)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	4	11,691	—	—	—	11,695
Common stock distributions declared ($0.3225 per share)	—	—	—	(86,322)	—	—	(86,322)
Preferred stock distributions declared-Series E ($0.3492 per share)	—	—	—	(955)	—	—	(955)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	68,217	—	—	68,217
Balance at March 31, 2018	$46,201	$2,676	$4,638,766	$(1,808,907)	$(1,276)	$8,318	$2,885,778

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income/(loss)	$26,602	$89,225
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	114,124	109,827
(Gain)/loss on sale of real estate owned	—	(70,300)
(Income)/loss from unconsolidated entities	(49)	1,677
Return on investment in unconsolidated joint ventures	1,977	678
Amortization of share-based compensation	5,937	3,504
Other	3,910	1,745
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	2,295	3,560
Increase/(decrease) in operating liabilities	(17,463)	(7,660)
Net cash provided by/(used in) operating activities	137,333	132,256

Investing Activities
Acquisition of real estate assets	(403,245)	—
Proceeds from sales of real estate investments, net	—	89,433
Development of real estate assets	(6,237)	(63,718)
Capital expenditures and other major improvements — real estate assets	(31,264)	(14,765)
Capital expenditures — non-real estate assets	(3,346)	(433)
Investment in unconsolidated joint ventures	(21,389)	(19,736)
Distributions received from unconsolidated joint ventures	10,797	5,633
Purchase deposits on pending acquisitions	(10,350)	(1,000)
Repayment/(issuance) of notes receivable, net	5,285	(20,000)
Net cash provided by/(used in) investing activities	(459,749)	(24,586)

Financing Activities
Payments on secured debt	(962)	(1,172)
Payments on unsecured debt	—	(25,000)
Net proceeds/(repayment) of commercial paper	(11,115)	—
Net proceeds/(repayment) of revolving bank debt	54,294	35,940
Proceeds from the issuance of common shares through public offering, net	192,179	—
Repurchase of common shares	—	(19,988)
Distributions paid to redeemable noncontrolling interests	(8,553)	(7,990)
Distributions paid to preferred stockholders	(959)	(915)
Distributions paid to common stockholders	(88,911)	(83,051)
Other	1,706	(6,471)
Net cash provided by/(used in) financing activities	137,679	(108,647)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(184,737)	(977)
Cash, cash equivalents, and restricted cash, beginning of year	208,891	21,830
Cash, cash equivalents, and restricted cash, end of period	$24,154	$20,853

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$44,271	$35,155
Cash paid/(refunds received) for income taxes	241	(22)
Non-cash transactions:
Transfer of investment in and advances to unconsolidated joint ventures to real estate owned	$40,433	$—
Recognition of operating lease right-of-use assets	94,349	—
Recognition of operating lease liabilities	88,336	—
Vesting of LTIP Units	14,335	4,397
Development costs and capital expenditures incurred but not yet paid	10,745	39,749
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (1,838,133 shares in 2019 and 303,498 shares in 2018)	72,846	11,695
Dividends declared but not yet paid	105,548	95,122

The following reconciles cash, cash equivalents, and restricted cash to amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$185,216	$2,038
Restricted cash	23,675	19,792
Total cash, cash equivalents, and restricted cash as shown above	$208,891	$21,830
Cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$1,043	$1,083
Restricted cash	23,111	19,770
Total cash, cash equivalents, and restricted cash as shown above	$24,154	$20,853

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

1. BASIS OF PRESENTATION

Basis of Presentation

UDR, Inc., collectively with our consolidated subsidiaries (“UDR,” the “Company,” “we,” “our,” or “us”), is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of March 31, 2019, there were 184,053,122 units in the Operating Partnership (“OP Units”) outstanding, of which 176,057,247 OP Units, or 95.7%, were owned by UDR and 7,995,875 OP Units, or 4.3%, were owned by outside limited partners. As of March 31, 2019, there were 32,367,380 units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 17,233,074, or 53.2%, were owned by UDR (including 13,470,651 DownREIT Units, or 41.6%, that were held by the Operating Partnership) and 15,134,306, or 46.8%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of March 31, 2019, and results of operations for the three months ended March 31, 2019 and 2018, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2018 appearing in UDR’s Annual Report on Form 10‑K, filed with the Securities and Exchange Commission on February 19, 2019.

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

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those noted in Note 3, Real Estate Owned, Note 5, Joint Ventures and Partnerships and Note 13, Commitments and Contingencies.

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016‑13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, and to present the net amount of the financial instrument expected to be collected. The updated standard will be effective for the Company on January 1, 2020. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which amends the transition requirements and scope of ASU 2016-13 and clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. The Company is currently evaluating the effect that the updated standard will have on the consolidated financial statements and related disclosures.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2019

In February 2016, the FASB issued ASU 2016-02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases on their balance sheets. Lessees of operating leases will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods, but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. The standard became effective for the Company on January 1, 2019.

The Company elected the following package of practical expedients provided by the standard: (i) an entity need not reassess whether any expired or existing contract is a lease or contains a lease, (ii) an entity need not reassess the lease classification of any expired or existing leases, and (iii) an entity need not reassess initial direct costs for any existing leases. The Company also elected the short-term lease exception provided for in the standard and therefore will only recognize right-of-use assets and lease liabilities for leases with a term greater than one year.

The Company recognized right-of-use assets of $94.3 million and lease liabilities of $88.3 million as of January 1, 2019 upon adoption of the standard. The right-of-use assets included $6.0 million of prepaid rent and intangible assets that was included within Other assets on our Consolidated Balance Sheets as of December 31, 2018.

The lease liabilities represent the present value of the remaining minimum lease payments as of January 1, 2019 related to ground leases for communities where we are the lessee. The right-of-use assets represent our right to use an underlying asset for the lease term, which are calculated utilizing the lease liabilities plus any prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. Our right-of-use assets and related lease liabilities recognized as of January 1, 2019 may change as a result of updates to the projected future minimum lease payments. Certain of our ground lease agreements where we are the lessee have future minimum lease payments that reset in the future based upon a percentage of the fair market value of the land at the time of the reset. One of these resets is in process as of March 31, 2019 and is estimated to increase our right-of-use assets and lease liabilities up to a maximum of $146.7 million and $140.7 million, respectively, during the remainder of 2019. The Company will continue to recognize lease expense for these leases in a manner similar to previous accounting based on our election of the package of practical expedients. However, in the event we modify existing ground leases and/or enter into new ground leases subsequent to the adoption of the standard, such leases would likely be classified as finance leases under the standard and require expense recognition based on the effective interest method. Under the standard, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, subsequent to the adoption of the standard, we are now expensing non-incremental leasing costs as incurred.

In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements, which provides entities with relief from the costs of implementing certain aspects of ASU 2016-02, Leases. The ASU provides a practical expedient which allows lessors to not separate lease and non-lease components in a contract and allocate the consideration in the contract to the separate components if both: (i) the timing and pattern of revenue recognition for the non-lease component and the related lease component are the same and (ii) the combined single lease component would be classified as an operating lease. The Company elected the practical expedient to account for lease and non-lease components as a single component in lease contracts where we are the lessor. The ASU also provides a transition option that permits entities to not recast the comparative periods presented when transitioning to the standard, which the Company also elected.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2019

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

To the extent that the Company acquires a controlling financial interest in a property that it previously accounted for as an equity method investment, the Company will not remeasure its previously held interest if the acquisition is treated as an asset acquisition. The Company will include the carrying amount of its previously held equity method interest along with the consideration paid and transaction costs incurred in determining the amounts to allocate to the related assets and liabilities acquired on its Consolidated Balance Sheets. When treated as an asset acquisition, the Company will not recognize a gain or loss on consolidation of a property.

Notes Receivable

The following table summarizes our Notes receivable, net as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Interest rate at	Balance Outstanding
	March 31,	March 31,	December 31,
	2019	2019	2018
Note due December 2019 (a)	12.00%	$20,000	$20,000
Note due February 2020 (b)	10.00%	14,974	14,659
Note due October 2020 (c)	8.00%	2,000	2,000
Note due August 2022 (d)	10.00%	—	5,600
Total notes receivable, net		$36,974	$42,259

(a)

In March 2018, the Company entered into a secured note with an unaffiliated third party with an aggregate commitment of $20.0 million, of which $20.0 million has been funded. Interest payments are due when the loan matures. In March 2019, the note’s maturity was extended to December 27, 2019, and the note is secured by a parcel of land.

(b)

The Company has a secured note with an unaffiliated third party with an aggregate commitment of $16.4 million, of which $15.0 million has been funded, including $0.3 million during the three months ended March 31, 2019. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the eighth anniversary of the date of the note (February 2020).

(c)

The Company has a secured note with an unaffiliated third party with an aggregate commitment of $2.0 million, of which $2.0 million has been funded. Interest payments are due when the loan matures. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $10.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (October 2020).

(d)

In January 2019, the $5.6 million secured note was repaid in full along with the contractually accrued interest of $0.2 million and an additional $8.5 million of promoted interest in conjunction with the unaffiliated third party being acquired.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2019

The Company recognized $1.1 million and $0.6 million of interest income and $8.5 million and zero of promoted interest from notes receivable during the three months ended March 31, 2019 and 2018, respectively, none of which was related party interest. Interest income and promoted interest are included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three months ended March 31, 2019 and 2018, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 11, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three months ended March 31, 2019 and 2018, was $(0.3) million and $0.1 million, respectively.

Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as taxable REIT subsidiaries (“TRS”).

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of March 31, 2019 and December 31, 2018, UDR’s net deferred tax asset/(liability) was less than $(0.1) million and less than $(0.1) million, respectively.

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

UDR had no material unrecognized tax benefit, accrued interest or penalties at March 31, 2019. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2015 through 2018 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2019

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of March 31, 2019, the Company owned and consolidated 131 communities in 11 states plus the District of Columbia totaling 41,041 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31,	December 31,
	2019	2018
Land	$1,954,363	$1,849,799
Depreciable property — held and used:
Land improvements	214,483	213,224
Building, improvements, and furniture, fixtures and equipment	8,475,755	8,133,136
Real estate intangible assets	35,954	—
Real estate owned	10,680,555	10,196,159
Accumulated depreciation	(3,764,099)	(3,654,160)
Real estate owned, net	$6,916,456	$6,541,999

Acquisitions

In January 2019, the Company exercised its fixed-price option to purchase its joint venture partner’s ownership interest in a 386 apartment home operating community in Anaheim, California, thereby increasing its ownership interest from 49% to 100%, for a cash purchase price of approximately $33.5 million. In connection with the acquisition, the Company repaid approximately $59.8 million of joint venture construction financing. As a result, in January 2019, the Company consolidated the operating community. The Company had previously accounted for its 49% ownership interest as a preferred equity investment in an unconsolidated joint venture (see Note 5, Joint Ventures and Partnerships). The Company accounted for the consolidation as an asset acquisition resulting in no gain or loss upon consolidation and increased its real estate assets owned by approximately $115.7 million and recorded approximately $2.4 million of in-place lease intangibles.

In January 2019, the Company exercised its fixed-price option to purchase its joint venture partner’s ownership interest in a 155 apartment home operating community located in Seattle, Washington, thereby increasing its ownership interest from 49% to 100%, for a cash purchase price of approximately $20.0 million. In connection with the acquisition, the Company repaid approximately $26.0 million of joint venture construction financing. As a result, in January 2019, the Company consolidated the operating community. The Company had previously accounted for its 49% ownership interest as a preferred equity investment in an unconsolidated joint venture (see Note 5, Joint Ventures and Partnerships). The Company accounted for the consolidation as an asset acquisition resulting in no gain or loss upon consolidation and increased its real estate assets owned by approximately $58.1 million and recorded approximately $2.4 million of real estate intangibles and approximately $0.6 million of in-place lease intangibles.

In January 2019, the Company acquired a to-be-developed parcel of land located in Washington D.C. for approximately $27.1 million.

In February 2019, the Company acquired a to-be-developed parcel of land located in Denver, Colorado for approximately $13.7 million.

In February 2019, the Company acquired a 188 apartment home operating community located in Brooklyn, New York for approximately $132.1 million. The Company increased its real estate assets owned by approximately $97.5 million and recorded approximately $33.6 million of real estate intangibles and approximately $1.0 million of in-place lease intangibles.

In February 2019, the Company acquired a 381 apartment home operating community located in St. Petersburg, Florida for approximately $98.3 million.  The Company increased its real estate assets owned by approximately $96.0 million and recorded approximately $2.3 million of in-place lease intangibles.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2019

In April 2019, the Company acquired a 498 apartment home operating community located in Towson, Maryland for approximately $86.4 million.

Dispositions

The Company did not have any dispositions during the three months ended March 31, 2019.

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the three months ended March 31, 2019 and 2018,  were $3.3 million and $3.4 million, respectively.  Total interest capitalized was $1.1 million and $4.6 million for the three months ended March 31, 2019 and 2018, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2019

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

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of March 31, 2019 and December 31, 2018 (dollars in thousands):

				Number of
		Number of		Apartment
		Properties		Homes	Investment at		UDR’s Ownership Interest
	Location of	March 31,		March 31,	March 31,	December 31,	March 31,	December 31,
Joint Venture	Properties	2019		2019	2019	2018	2019	2018
Operating and development:
UDR/MetLife I	Los Angeles, CA	1	operating community	150	$30,817	$30,839	50.0%	50.0%
UDR/MetLife II	Various	18	operating communities	4,059	303,893	296,807	50.0%	50.0%
Other UDR/MetLife	Various	5	operating communities	1,437	111,377	115,668	50.6%	50.6%
Joint Ventures
UDR/MetLife Vitruvian Park®	Addison, TX	4	operating communities;	1,879	73,199	71,730	50.0%	50.0%
		1	development community (a);
		4	land parcels
UDR/KFH	Washington, D.C.	3	operating communities	660	4,357	5,507	30.0%	30.0%
West Coast Development Joint Ventures (d)	Los Angeles, CA	1	operating community	293	35,994	36,143	47.0%	47.0%
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment, preferred equity investments and other investments					$559,637	$556,694

							Income/(loss) from investments
					Investment at		Three Months Ended
			Years To	UDR	March 31,	December 31,	March 31,
Developer Capital Program (b)	Location	Rate	Maturity	Commitment (c)	2019	2018	2019	2018
Preferred equity investments:
West Coast Development Joint Ventures (d)	Various	6.5%	N/A	$—	$17,298	$65,417	$(161)	$796
1532 Harrison (e)	San Francisco, CA	11.0%	3.3	24,645	28,163	24,986	748	341
1200 Broadway (f)	Nashville, TN	8.0%	3.5	55,558	60,185	58,982	1,169	408
Junction (g)	Santa Monica, CA	12.0%	3.3	8,800	9,486	9,211	275	—
1300 Fairmount (h)	Philadelphia, PA	Variable	4.4	51,393	13,887	8,318	275	—
Essex (i)	Orlando, FL	12.5%	4.4	12,886	11,824	9,940	332	—
Other investments:
The Portals (j)	Washington, D.C.	11.0%	2.2	38,559	44,340	43,167	1,173	679
Other investment ventures	N/A	N/A	N/A	$18,000	4,280	4,154	$125	$(90)
Total Developer Capital Program					189,463	224,175
Total investment in and advances to unconsolidated joint ventures, net					$749,100	$780,869

(a)

The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes upon completion of development. As of March 31, 2019, no apartment homes had been completed in the development community held by UDR/MetLife Vitruvian Park® .

(b)

The Developer Capital Program is the program through which the Company makes investments, including preferred equity investments, mezzanine loans or other structured investments that may receive a fixed or variable yield on the investment and may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property and/or holds fixed price purchase options.

(c)	Represents UDR’s maximum funding commitment only and therefore excludes other activity such as income from investments.
(d)

In 2015, the Company entered into a joint venture agreement with an unaffiliated joint venture partner and paid $136.3 million for a 48% ownership interest in a portfolio of five communities that were under construction. The communities are located in three of the Company’s core, coastal markets: Seattle, Washington, Los Angeles, California and Orange County, California. UDR earns a 6.5% preferred return on its investment through each individual community’s date of stabilization, defined as when a community reaches 80% occupancy for 90 consecutive days, while the joint venture partner is allocated all operating income and expense during the pre-

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2019

stabilization period. Upon stabilization, income and expense are shared based on each partner’s ownership percentage and the Company no longer receives a 6.5% preferred return on its investment in the stabilized community. The Company serves as property manager and earns a management fee during the lease-up phase and subsequent operation of each of the communities. The unaffiliated joint venture partner is the general partner of the joint venture and the developer of the communities. The Company has concluded it does not control the joint ventures and accounts for them under the equity method of accounting.

At inception of the agreement, the Company had a fixed-price option to acquire the remaining interest in each community commencing one year after completion. The unaffiliated joint venture partner is providing certain guaranties.

During 2017, the Company exercised its fixed-price option to purchase the joint venture partner’s ownership interest in one of the five communities, and the joint venture sold two of the four remaining communities.

In January 2019, the Company exercised its fixed-price option to purchase its joint venture partner’s ownership interest in one of the two remaining communities, a 386 apartment home operating community in Orange County, California, thereby increasing its ownership interest from 49% to 100%, for a cash purchase price of approximately $33.5 million. As a result, the Company consolidated the operating community and it is no longer accounted for as a preferred equity investment in an unconsolidated joint venture (see Note 3, Real Estate Owned). In connection with the purchase, the construction loan on the community was paid in full.

The Company and its joint venture partner plan to continue operating the one remaining community.

In 2017, the Company entered into two additional joint venture agreements with the unaffiliated joint venture partner and paid $15.5 million for a 49% ownership interest in a 155 apartment home community in Seattle, Washington and $16.1 million for a 49% ownership interest in a 276 apartment home community in Hillsboro, Oregon (together with the 2015 joint venture described above, the “West Coast Development Joint Ventures”). UDR earns a 6.5% preferred return on its investments through the communities’ date of stabilization, as defined above, while our joint venture partner is allocated all operating income and expense during the pre-stabilization period. Upon stabilization of the communities, income and expense will be shared based on each partner’s ownership percentage and the Company will no longer receive a 6.5% preferred return on its investment. The Company will serve as property manager and will earn a management fee during the lease-up phase and subsequent operation of the stabilized communities. The unaffiliated joint venture partner is the general partner and the developer of the communities. The Company has concluded it does not control the joint ventures and accounts for them under the equity method of accounting.

The Company has a fixed-price option to acquire the remaining interest in the communities beginning one year after completion. The unaffiliated joint venture partner is providing certain guaranties and there are construction loans on the communities.

In January 2019, the Company exercised its fixed-price option to purchase its joint venture partner’s ownership interest in the 155 apartment home operating community in Seattle, Washington, thereby increasing its ownership interest from 49% to 100%, for a cash purchase price of approximately $20.0 million. As a result, the Company consolidated the operating community and it is no longer accounted for as a preferred equity investment in an unconsolidated joint venture (see Note 3, Real Estate Owned). In connection with the purchase, the construction loan on the community was paid in full.

The Company’s recorded equity investment in the West Coast Development Joint Ventures at March 31, 2019 and December 31, 2018, of $53.3 million and $101.6 million, respectively, is inclusive of outside basis costs and our accrued but unpaid preferred return.

(e)

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2019

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

(h)

In August 2018, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 471 apartment home community in Philadelphia, PA. The Company’s preferred equity investment of up to $51.4 million earns a preferred return between 8.5% and 12.0% per annum and receives a variable percentage of the value created from the project upon a capital or liquidating event. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.

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

(j)

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

In April 2019, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 173 apartment home community in Oakland, California. The Company’s preferred equity investment of up to $27.3 million earns a preferred return of 9.0% per annum and receives a variable percentage of the value created from the project upon a capital or liquidating event. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.

As of March 31, 2019 and December 31, 2018, the Company had deferred fees of $10.8 million and $11.0 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $2.8 million and $2.7 million for the three months ended March 31, 2019 and 2018, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the three months ended March 31, 2019 and 2018.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2019

Combined summary balance sheets relating to the unconsolidated joint ventures and partnerships (not just our proportionate share) are presented below as of March 31, 2019 and December 31, 2018  (dollars in thousands):

	March 31,	December 31,
	2019	2018
Total real estate, net	$3,193,477	$3,311,034
Cash and cash equivalents	44,714	49,867
Other assets	127,789	124,428
Total assets	$3,365,980	$3,485,329

Third party debt, net	$2,032,098	$2,125,350
Accounts payable and accrued liabilities	59,096	71,272
Total liabilities	2,091,194	2,196,622
Total equity	$1,274,786	$1,288,707

Combined summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the three months ended March 31, 2019 and 2018  (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018
Total revenues	$81,532	$67,957
Property operating expenses	30,312	26,937
Real estate depreciation and amortization	29,580	26,848
Operating income/(loss)	21,640	14,172
Interest expense	(21,924)	(19,406)
Other income/(loss)	1,625	(5)
Net income/(loss)	$1,341	$(5,239)

6. LEASES

Lessee - Ground and Office Leases

UDR owns six communities that are subject to ground leases, under which UDR is the lessee, expiring between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. In addition, UDR is a lessee to an operating lease related to office space rented by the Company with an expiration date in 2021. All of these leases existed as of the adoption of the new lease accounting guidance on January 1, 2019 and we did not reassess lease classification per the practical expedient provided by the standard. As such, these leases will continue to be classified as operating leases through the lease term expiration. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. We currently do not hold any finance leases.

As of March 31, 2019, the Operating lease right-of-use assets was $94.1 million and the Operating lease liabilities was $88.2 million on our Consolidated Balance Sheets related to our ground and office space leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Company’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 70.9 years at March 31, 2019 and the weighted average discount rate was 5.2% at March 31, 2019.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2019

Future minimum lease payments and total operating lease liabilities from our ground leases and office space as of March 31, 2019 are as follows (dollars in thousands):

	Ground Leases	Office Space	Total
2019	$3,676	$57	$3,733
2020	4,901	76	4,977
2021	4,901	32	4,933
2022	4,901	-	4,901
2023	4,901	-	4,901
Thereafter	313,919	-	313,919
Total future minimum lease payments (undiscounted)	337,199	165	337,364
Difference between future undiscounted cash flows and discounted cash flows	(249,138)	(8)	(249,146)
Total operating lease liabilities (discounted)	$88,061	$157	$88,218

For purposes of recognizing our ground lease contracts, the Company uses the minimum lease payments, if stated in the agreement. For ground lease agreements where there is a rent reset provision based on fair market value or changes in the consumer price index but that does not include a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term. We are currently in a dispute with the lessor of one of our ground lease contracts as it relates to a rent reset provision that requires both parties to agree to a new rent based on the current fair market value of the land or, absent agreement, have it determined by an appraisal process. The current annual lease payment under the ground lease contract to which the dispute relates, exclusive of variable payments, is $0.5 million, which is reflected in the table above. Depending on the outcome of the dispute, the future annual lease payments under such ground lease contract are likely to be between $1.2 million and $4.0 million.

The components of operating lease expenses from our ground leases and office space were as follows (dollars in thousands):

Three Months Ended
March 31, 2019
Ground lease expense:
Contractual lease rent expense	$2,140
Variable ground lease expense (a)	139
Total ground lease expense (b)	2,279
Contractual office space expense (b)	19
Total operating lease expense	$2,298

(a)	Variable ground lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of income of the lessee.
(b)	Ground lease expense is reported within the line item Other operating expenses and office space expense is recorded in General and administrative on the Consolidated Statements of Operations.

Lessor - Apartment Home,  Retail and Commercial Space and Ground Leases

UDR’s communities and retail and commercial space are leased to tenants under operating leases. Nearly all of our apartment home leases have initial terms of 12 months or less. Our retail and commercial space leases expire between 2019 and 2107. (See Note 14, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

We also have one parcel of land subject to a ground lease, under which UDR is the lessor, expiring in 2065. The lease includes a purchase option for the lessee to acquire the land during specific periods of the lease term. The purchase option was not deemed to be a bargain purchase option. This lease existed as of the adoption of the new lease accounting guidance on January 1, 2019 and we did not reassess lease classification per the practical expedient provided by the standard. As such, this lease will continue to be classified as an operating lease through the lease term expiration and the land parcel subject to the ground lease will continue to be recognized in Real estate held for investment on our Consolidated Balance Sheets. Rental income for lease payments related to this lease is recognized on a straight-line basis over the remaining lease term.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2019

Future minimum lease payments from our retail and commercial leases and our ground lease as of March 31, 2019 are as follows (dollars in thousands):

	Retail and Commercial Leases	Ground Lease	Total
2019	$14,826	$1,995	$16,821
2020	19,825	2,660	22,485
2021	18,768	2,660	21,428
2022	17,071	2,660	19,731
2023	15,712	2,660	18,372
Thereafter	85,712	110,168	195,880
Total future minimum lease payments (a)	$171,914	$122,803	$294,717

(a)	We have excluded our apartment home leases from this table as nearly all of our apartment home leases have initial terms of 12 months of less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Company recorded variable percentage rents of less than $0.2 million during the three months ended March 31, 2019.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2019

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at March 31, 2019 and December 31, 2018 (dollars in thousands):

	Principal Outstanding		As of March 31, 2019
			Weighted	Weighted
			Average	Average	Number of
	March 31,	December 31,	Interest	Years to	Communities
	2019	2018	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$416,468	$417,989	3.82%	5.6	7
Fannie Mae credit facilities (b)	90,000	90,000	3.95%	1.3	1
Deferred financing costs	(1,275)	(1,343)
Total fixed rate secured debt, net	505,193	506,646	3.85%	4.8	8
Variable Rate Debt
Tax-exempt secured notes payable (c)	94,700	94,700	2.31%	3.9	2
Deferred financing costs	(97)	(119)
Total variable rate secured debt, net	94,603	94,581	2.31%	3.9	2
Total Secured Debt, net	599,796	601,227	3.60%	4.7	10
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due January 2023 (d) (j)	—	—	—%	3.8
Borrowings outstanding under unsecured commercial paper program due April 2019 (e) (j)	90,000	101,115	2.78%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2021 (f)	54,310	16	3.32%	1.8
Term Loan due September 2023 (d) (j)	35,000	35,000	3.39%	4.5
Fixed Rate Debt
3.70% Medium-Term Notes due October 2020 (net of discounts of $12 and $14, respectively) (j)	299,988	299,986	3.70%	1.5
4.63% Medium-Term Notes due January 2022 (net of discounts of $997 and $1,087, respectively) (j)	399,003	398,913	4.63%	2.8
1.93% Term Loan due September 2023 (d) (j)	315,000	315,000	1.93%	4.5
3.75% Medium-Term Notes due July 2024 (net of discounts of $548 and $574, respectively) (g) (j)	299,452	299,426	3.75%	5.3
8.50% Debentures due September 2024	15,644	15,644	8.50%	5.5
4.00% Medium-Term Notes due October 2025 (net of discounts of $447 and $465, respectively) (h) (j)	299,553	299,535	4.00%	6.5
2.95% Medium-Term Notes due September 2026 (j)	300,000	300,000	2.95%	7.4
3.50% Medium-Term Notes due July 2027 (net of discounts of $582 and $600, respectively) (j)	299,418	299,400	3.50%	8.3
3.50% Medium-Term Notes due January 2028 (net of discounts of $1,043 and $1,072, respectively) (j)	298,957	298,928	3.50%	8.8
4.40% Medium-Term Notes due January 2029 (net of discounts of $6 and $6, respectively) (i) (j)	299,994	299,994	4.40%	9.8
Other	15	16
Deferred financing costs	(16,301)	(16,413)
Total Unsecured Debt, net	2,990,033	2,946,560	3.65%	5.7
Total Debt, net	$3,589,829	$3,547,787	3.73%	5.5

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of March 31, 2019, secured debt encumbered $1.3 billion or 12.2% of UDR’s total real estate owned based upon gross book value ($9.4 billion or 87.8% of UDR’s real estate owned based on gross book value is unencumbered).

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2019

(a) At March 31, 2019, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from August 2020 through September 2028 and carry interest rates ranging from 3.15% to 4.35%.

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the life of the underlying debt instrument.

During the three months ended March 31, 2019 and 2018, the Company had $0.6 million and $0.7 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $4.4 million and $5.0 million at March 31, 2019 and December 31, 2018, respectively.

(b) UDR had one secured credit facility  with Fannie Mae with a commitment of $90.0 million at March 31, 2019.  The Fannie Mae credit facility matures in July 2020  and bears interest at a fixed rate of 3.95%.

Further information related to this credit facility is as follows (dollars in thousands):

	March 31,	December 31,
	2019	2018
Borrowings outstanding	$90,000	$90,000
Weighted average borrowings during the period ended	90,000	253,813
Maximum daily borrowings during the period ended	90,000	314,869
Weighted average interest rate during the period ended	4.0%	4.7%
Weighted average interest rate at the end of the period	4.0%	4.0%

(c) The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature in August 2019 and March 2032. Interest on these notes is payable in monthly installments. The variable rate mortgage notes have interest rates ranging from 2.25% to 2.47% as of March 31, 2019.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2019

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31,	December 31,
	2019	2018
Total revolving credit facility	$1,100,000	$1,100,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	—	—
Maximum daily borrowings during the period ended	—	—
Weighted average interest rate during the period ended	—%	—%
Interest rate at end of the period	—%	—%

(1)	Excludes $3.3 million and $3.3 million of letters of credit at March 31, 2019 and December 31, 2018, respectively.

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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31,	December 31,
	2019	2018
Total unsecured commercial paper program	$500,000	$500,000
Borrowings outstanding at end of period	90,000	101,115
Weighted average daily borrowings during the period ended	149,365	344,235
Maximum daily borrowings during the period ended	330,000	440,000
Weighted average interest rate during the period ended	2.8%	2.4%
Interest rate at end of the period	2.8%	2.9%

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

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31,	December 31,
	2019	2018
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	54,310	16
Weighted average daily borrowings during the period ended	22,967	26,101
Maximum daily borrowings during the period ended	66,170	64,633
Weighted average interest rate during the period ended	3.3%	2.9%
Interest rate at end of the period	3.3%	3.3%

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2019

(i) The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $150.0 million of this debt. The all in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 4.27%.

(j) The Operating Partnership is a guarantor of this debt.

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten calendar years subsequent to March 31, 2019 are as follows (dollars in thousands):

	Total Fixed	Total Variable	Total	Total	Total
Year	Secured Debt	Secured Debt	Secured Debt	Unsecured Debt	Debt
2019	$2,860	$67,700	$70,560	$90,000	$160,560
2020	198,076	—	198,076	300,000	498,076
2021	1,117	—	1,117	54,310	55,427
2022	1,157	—	1,157	400,000	401,157
2023	41,245	—	41,245	350,000	391,245
2024	—	—	—	315,644	315,644
2025	127,600	—	127,600	300,000	427,600
2026	50,000	—	50,000	300,000	350,000
2027	—	—	—	300,000	300,000
2028	80,000	—	80,000	300,000	380,000
Thereafter	—	27,000	27,000	300,000	327,000
Subtotal	502,055	94,700	596,755	3,009,954	3,606,709
Non-cash (a)	3,138	(97)	3,041	(19,921)	(16,880)
Total	$505,193	$94,603	$599,796	$2,990,033	$3,589,829

(a)

Includes the unamortized balance of fair market value adjustments, premiums/discounts and deferred financing costs. For the three months ended March 31, 2019 and 2018, the Company amortized $1.0 million and $1.0 million, respectively, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at March 31, 2019.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2019

8. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	March 31,
	2019	2018
Numerator for income/(loss) per share:
Net income/(loss)	$26,602	$89,225
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(2,057)	(7,390)
Net (income)/loss attributable to noncontrolling interests	(42)	(79)
Net income/(loss) attributable to UDR, Inc.	24,503	81,756
Distributions to preferred stockholders — Series E (Convertible)	(1,011)	(955)
Income/(loss) attributable to common stockholders - basic and diluted	$23,492	$80,801

Denominator for income/(loss) per share:
Weighted average common shares outstanding	277,297	267,963
Non-vested restricted stock awards	(295)	(417)
Denominator for basic income/(loss) per share	277,002	267,546
Incremental shares issuable from assumed conversion of stock options, unvested LTIP Units and unvested restricted stock	555	1,662
Denominator for diluted income/(loss) per share	277,557	269,208

Income/(loss) per weighted average common share:
Basic	$0.08	$0.30
Diluted	$0.08	$0.30

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three months ended March 31, 2019 and 2018, the effect of the conversion of the OP Units, DownREIT Units, LTIP Units and the Company’s Series E preferred stock was not dilutive and therefore not included in the above calculation.

In July 2017, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in April 2017, which replaced the prior at-the-market equity offering program entered into in April 2012. During the three months ended March 31, 2019,  the Company sold 4.4 million shares of common stock through its ATM program for aggregate gross proceeds of approximately $195.0 million at a weighted average price per share of $44.80. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $2.8 million, were approximately $192.2 million, which were primarily used to fund the Company’s recent acquisitions. As of March 31, 2019, we had 15.6 million shares of common stock available for future issuance under the ATM program.

For the three months ended March 31, 2019 and 2018, the Company did not enter into any forward purchase agreements under its continuous equity program.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2019

The following table sets forth the additional shares of common stock outstanding by equity instrument if converted to common stock for each of the three months ended March 31, 2019 and 2018 (in thousands):

	March 31,
	2019	2018
OP/DownREIT Units	24,280	24,506
Convertible preferred stock	3,011	3,011
Stock options, unvested LTIP Units and unvested restricted stock	555	1,662

9. NONCONTROLLING INTERESTS

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

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, December 31, 2018	$972,740
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	144,197
Conversion of OP Units/DownREIT Units to Common Stock	(72,846)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	2,057
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(8,733)
Vesting of Long-Term Incentive Plan Units	14,335
Allocation of other comprehensive income/(loss)	(252)
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, March 31, 2019	$1,051,498

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners and unvested LTIP Units in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was less than $(0.1) million and $(0.1) million during the three months ended March 31, 2019 and 2018, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2019

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2019

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of March 31, 2019 and December 31, 2018, are summarized as follows (dollars in thousands):

			Fair Value at March 31, 2019, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	March 31,	March 31,	Liabilities	Inputs	Inputs
	2019	2019	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable (a)	$36,974	$40,329	$—	$—	$40,329
Derivatives - Interest rate contracts (b)	3,315	3,315	—	3,315	—
Total assets	$40,289	$43,644	$—	$3,315	$40,329

Derivatives - Interest rate contracts (b)	$2,285	$2,285	$—	$2,285	$—
Secured debt instruments - fixed rate: (c)
Mortgage notes payable	416,468	423,329	—	—	423,329
Fannie Mae credit facilities	90,000	90,540	—	—	90,540
Secured debt instruments - variable rate: (c)
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Unsecured debt instruments: (c)
Working capital credit facility	54,310	54,310	—	—	54,310
Commercial paper program	90,000	90,000	—	—	90,000
Unsecured notes	2,862,024	2,897,215	—	—	2,897,215
Total liabilities	$3,609,787	$3,652,379	$—	$2,285	$3,650,094

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (d)	$1,051,498	$1,051,498	$—	$1,051,498	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2019

			Fair Value at December 31, 2018, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2018	2018	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable (a)	$42,259	$45,026	$—	$—	$45,026
Derivatives - Interest rate contracts (b)	4,757	4,757	—	4,757	—
Total assets	$47,016	$49,783	$—	$4,757	$45,026

Derivatives - Interest rate contracts (b)	$356	$356	$—	$356	$—
Secured debt instruments - fixed rate: (c)
Mortgage notes payable	417,989	416,314	—	—	416,314
Fannie Mae credit facilities	90,000	90,213	—	—	90,213
Secured debt instruments - variable rate: (c)
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Unsecured debt instruments: (c)
Working capital credit facility	16	16	—	—	16
Commercial paper program	101,115	101,115	—	—	101,115
Unsecured notes	2,861,842	2,829,390	—	—	2,829,390
Total liabilities	$3,566,018	$3,532,104	$—	$356	$3,531,748

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (d)	$972,740	$972,740	$—	$972,740	$—

(a)	See Note 2, Significant Accounting Policies.
(b)	See Note 11, Derivatives and Hedging Activity.
(c)	See Note 7, Secured and Unsecured Debt, Net.
(d)	See Note 9, Noncontrolling Interests.

There were no transfers into or out of any of the levels of the fair value hierarchy during the three months ended March 31, 2019.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However,

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2019

as of March 31, 2019 and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At March 31, 2019 and December 31, 2018, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the three months ended March 31, 2019 and 2018.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2019

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through March 31, 2020, the Company estimates that an additional $3.2 million will be reclassified as a decrease to Interest expense.

As of March 31, 2019, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps (a)	4	$315,000
Interest rate caps	1	$65,197

(a) In addition to the interest rate swaps summarized above, the Company entered into two additional interest rate swaps with a notional value totaling $75.0 million that will become effective in December 2019.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in no gain or loss and a loss of less than $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	1	$19,880

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2019

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018
Derivatives designated as hedging instruments:
Interest rate products	$3,315	$4,757	$2,285	$356

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2019	2018	2019	2018	2019	2018
Three Months Ended March 31,
Interest rate products	$(2,210)	$1,710	$945	$172	$—	$—

	Three Months Ended
	March 31,
	2019	2018
Total amount of Interest expense presented on the Consolidated Statements of Operations	$33,542	$29,943

The Company did not recognize any gain/(loss) in Interest income and other income/(expense), net related to derivatives not designated during each of the three months ended March 31, 2019 and 2018.

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

As of March 31, 2019, the fair value of derivatives was in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, of $1.4 million.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2019

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of March 31, 2019 and December 31, 2018 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
March 31, 2019	$3,315	$—	$3,315	$—	$—	$3,315

December 31, 2018	$4,757	$—	$4,757	$—	$—	$4,757

(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Liabilities	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Liabilities	Liabilities	Sheets	(a)	Instruments	Posted	Net Amount
March 31, 2019	$2,285	$—	$2,285	$—	$—	$2,285

December 31, 2018	$356	$—	$356	$—	$—	$356
(a)

Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

12. STOCK BASED COMPENSATION

The Company recognized stock based compensation expense, inclusive of awards granted to our non-employee directors, net of capitalization, of $4.2 million and $3.5 million during the three months ended March 31, 2019 and 2018, respectively.

13. COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Commitments

The following summarizes the Company’s real estate commitments at March 31, 2019 (dollars in thousands):

	Number	UDR's		UDR's Remaining
	Properties	Investment (a)		Commitment
Wholly-owned — redevelopment	2	$245		$35,255
Joint ventures:
Unconsolidated joint ventures - development	1	5,471		26,530	(b)
Preferred equity investments	2	25,711	(c)	39,618	(d)
Other investments	-	4,280		13,500	(e)
Total		$35,707		$114,903

(a)	Represents UDR’s investment as of March 31, 2019.
(b)	Represents UDR’s proportionate share of expected remaining costs to complete the development.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2019

(c)	Represents UDR’s investment in 1300 Fairmount and Essex for the properties under development as of March 31, 2019.
(d)	Represents UDR’s remaining commitment for 1300 Fairmount and Essex.
(e)	Represents UDR’s remaining commitment for other investment ventures.

Purchase Commitments

During the three months ended March 31, 2019, the Company entered into a contract to purchase a  313 apartment home operating community located in King of Prussia, Pennsylvania for approximately $108.5 million. The Company made a $5.4 million deposit on the purchase which, as of March 31, 2019, is generally non-refundable other than due to a failure of closing conditions pursuant to the terms of the agreement. The acquisition is expected to close in the second quarter of 2019, subject to customary closing conditions.

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

UDR owns and operates multifamily apartment communities that generate rental and other property related income through the leasing of apartment homes to a diverse base of tenants. The primary financial measures for UDR’s apartment communities are rental income and net operating income (“NOI”). Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. NOI is defined as rental income less direct property rental expenses. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI is property management expense, which is calculated as 2.875% of property revenue to cover the regional supervision and accounting costs related to consolidated property operations, and land rent. UDR’s Chief Operating Decision Maker utilizes NOI as the key measure of segment profit or loss.

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•

Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2018 and held as of March 31, 2019. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2019

services, and tenants. Therefore, the Company’s reportable segments have been aggregated by geography in a manner identical to that which is provided to the Chief Operating Decision Maker.

Revenue is measured based on consideration specified in contracts with customers. The Company recognizes revenue when it satisfies a performance obligation by providing the services specified in a contract to the customer. All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three months ended March 31, 2019 and 2018.

The following is a description of the principal streams from which the Company generates its revenue:

Lease Revenue

Lease revenue related to leases is recognized on an accrual basis when due from residents or tenants in accordance with ASC 842, Leases. Rental payments are generally due on a monthly basis and recognized on a straight-line basis over the noncancellable lease term, inclusive of any periods covered by an option to extend the lease if the lessee is reasonably certain to exercise that option. In addition, in circumstances where a lease incentive is provided to tenants, the incentive is recognized as a reduction of lease revenue on a straight-line basis over the lease term.

Lease revenue also includes all pass-through revenue from retail and residential leases and common area maintenance reimbursements from retail leases. These services represent non-lease components in a contract as the Company transfers a service to the lessee other than the right to use the underlying asset. The Company has elected the practical expedient under the leasing standard to not separate lease and non-lease components from its resident and retail lease contracts as the timing and pattern of revenue recognition for the non-lease component and related lease component are the same and the combined single lease component would be classified as an operating lease.

Other Revenue

Other revenue is generated by services provided by the Company to its retail and residential tenants and other unrelated third parties. These fees are generally recognized as earned.

Joint venture management and other fees

The Joint venture management and other fees revenue consists of management fees charged to our equity method joint ventures per the terms of contractual agreements and other fees. Joint venture fee revenue is recognized monthly as the management services are provided and the fees are earned or upon a transaction whereby the Company earns a fee. Joint venture management and other fees are not allocable to a specific reportable segment or segments.

The following table details rental income and NOI for UDR’s reportable segments for the three months ended March 31, 2019 and 2018, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

	March 31, (a)
	2019	2018
Reportable apartment home segment lease revenue
Same-Store Communities
West Region	$100,565	$96,665
Mid-Atlantic Region	54,300	52,694
Southeast Region	29,532	28,339
Northeast Region	30,192	29,585
Southwest Region	14,152	13,821
Non-Mature Communities/Other	30,162	21,393
Total segment and consolidated rental income	$258,903	$242,497

Reportable apartment home segment other revenue
Same-Store Communities
West Region	$3,154	$2,738

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2019

	March 31, (a)
	2019	2018
Mid-Atlantic Region	2,003	1,736
Southeast Region	1,788	1,697
Northeast Region	630	581
Southwest Region	733	569
Non-Mature Communities/Other	711	665
Total segment and consolidated rental income	$9,019	$7,986

Total reportable apartment home segment rental income
Same-Store Communities
West Region	$103,719	$99,403
Mid-Atlantic Region	56,303	54,430
Southeast Region	31,320	30,036
Northeast Region	30,822	30,166
Southwest Region	14,885	14,390
Non-Mature Communities/Other	30,873	22,058
Total segment and consolidated rental income	$267,922	$250,483

Reportable apartment home segment NOI
Same-Store Communities
West Region	$78,439	$74,979
Mid-Atlantic Region	39,179	37,506
Southeast Region	22,010	21,047
Northeast Region	20,977	20,951
Southwest Region	8,992	8,477
Non-Mature Communities/Other	20,086	13,654
Total segment and consolidated NOI	189,683	176,614
Reconciling items:
Joint venture management and other fees	2,751	2,822
Property management	(7,703)	(6,888)
Other operating expenses	(5,646)	(2,009)
Real estate depreciation and amortization	(112,468)	(108,136)
General and administrative	(12,467)	(11,759)
Casualty-related (charges)/recoveries, net	—	(940)
Other depreciation and amortization	(1,656)	(1,691)
Gain/(loss) on sale of real estate owned	—	70,300
Income/(loss) from unconsolidated entities	49	(1,677)
Interest expense	(33,542)	(29,943)
Interest income and other income/(expense), net	9,813	2,759
Tax (provision)/benefit, net	(2,212)	(227)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(2,057)	(7,390)
Net (income)/loss attributable to noncontrolling interests	(42)	(79)
Net income/(loss) attributable to UDR, Inc.	$24,503	$81,756

(a)	Same-Store Community population consisted of 37,959 apartment homes.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2019

The following table details the assets of UDR’s reportable segments as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31,	December 31,
	2019	2018
Reportable apartment home segment assets:
Same-Store Communities:
West Region	$3,773,413	$3,763,366
Mid-Atlantic Region	2,323,591	2,317,369
Southeast Region	786,575	779,310
Northeast Region	1,494,009	1,491,994
Southwest Region	448,299	447,305
Non-Mature Communities/Other	1,854,668	1,396,815
Total segment assets	10,680,555	10,196,159
Accumulated depreciation	(3,764,099)	(3,654,160)
Total segment assets — net book value	6,916,456	6,541,999
Reconciling items:
Cash and cash equivalents	1,043	185,216
Restricted cash	23,111	23,675
Notes receivable, net	36,974	42,259
Investment in and advances to unconsolidated joint ventures, net	749,100	780,869
Operating lease right-of-use assets	94,145	—
Other assets	134,896	137,710
Total consolidated assets	$7,955,725	$7,711,728

Markets included in the above geographic segments are as follows:

i.	West Region — Orange County, San Francisco, Seattle, Los Angeles, Monterey Peninsula, Other Southern California and Portland
ii.	Mid-Atlantic Region — Metropolitan D.C., Richmond and Baltimore
iii.	Southeast Region — Orlando, Tampa, Nashville and Other Florida
iv.	Northeast Region — New York and Boston
v.	Southwest Region — Dallas, Austin and Denver

[This page is intentionally left blank.]

UNITED DOMINION REALTY, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit data)

	March 31,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$3,827,875	$3,811,985
Less: accumulated depreciation	(1,692,702)	(1,658,161)
Total real estate owned, net of accumulated depreciation	2,135,173	2,153,824
Cash and cash equivalents	59	125
Restricted cash	14,010	13,563
Investment in unconsolidated entities	95,673	103,026
Operating lease right-of-use assets	93,987	—
Other assets	24,425	34,052
Total assets	$2,363,327	$2,304,590
LIABILITIES AND CAPITAL
Liabilities:
Secured debt, net	$26,931	$26,929
Notes payable due to the General Partner	690,974	700,115
Operating lease liabilities	88,061	—
Real estate taxes payable	8,593	2,699
Accrued interest payable	33	32
Security deposits and prepaid rent	14,978	15,250
Distributions payable	63,451	59,461
Accounts payable, accrued expenses, and other liabilities	13,520	14,215
Total liabilities	906,541	818,701

Commitments and contingencies (Note 11)

Capital:
Partners’ capital:
General partner:
110,883 OP Units outstanding at March 31, 2019 and December 31, 2018	926	950
Limited partners:
183,942,239 and 183,525,660 OP Units outstanding at March 31, 2019 and December 31, 2018, respectively	1,441,653	1,471,120
Total partners’ capital	1,442,579	1,472,070
Noncontrolling interests	14,207	13,819
Total capital	1,456,786	1,485,889
Total liabilities and capital	$2,363,327	$2,304,590

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
REVENUES:
Rental income	$108,334	$106,592

OPERATING EXPENSES:
Property operating and maintenance	16,531	16,618
Real estate taxes and insurance	12,664	11,685
Property management	2,979	2,931
Other operating expenses	2,400	1,554
Real estate depreciation and amortization	34,654	37,565
General and administrative	4,661	4,309
Casualty-related charges/(recoveries), net	—	342
Total operating expenses	73,889	75,004
Gain/(loss) on sale of real estate owned	—	70,300
Operating income	34,445	101,888

Income/(loss) from unconsolidated entities	(2,740)	(5,017)
Interest expense	(190)	(1,973)
Interest expense on notes payable due to the General Partner	(7,181)	(3,053)
Net income/(loss)	24,334	91,845
Net (income)/loss attributable to noncontrolling interests	(388)	(418)
Net income/(loss) attributable to OP unitholders	$23,946	$91,427

Net income/(loss) per weighted average OP Unit - basic and diluted	$0.13	$0.50

Weighted average OP Units outstanding - basic and diluted	183,949	183,523

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(In thousands)

(Unaudited)

		Limited
	Class A	Partners	UDR, Inc.		Total
	Limited	and LTIP	Limited	General	Partners’	Noncontrolling
	Partner	Units	Partner	Partner	Capital	Interests	Total
Balance at December 31, 2018	$69,401	$302,545	$1,099,174	$950	$1,472,070	$13,819	$1,485,889
Net income/(loss)	228	812	22,892	14	23,946	388	24,334
Distributions	(599)	(2,570)	(60,262)	(38)	(63,469)	—	(63,469)
OP Unit redemptions for common shares of UDR	—	(71,673)	71,673	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	10,601	44,716	(55,317)	—	—	—	—
Long-Term Incentive Plan Unit grants	—	10,032	—	—	10,032	—	10,032
Balance at March 31, 2019	$79,631	$283,862	$1,078,160	$926	$1,442,579	$14,207	$1,456,786

		Limited				Advances
	Class A	Partners	UDR, Inc.		Total	(to)/from
	Limited	and LTIP	Limited	General	Partners’	General	Noncontrolling
	Partner	Units	Partner	Partner	Capital	Partner	Interests	Total
Balance at December 31, 2017	$67,474	$283,568	$1,112,298	$955	$1,464,295	$397,899	$12,936	$1,875,130
Net income/(loss)	887	4,014	86,471	55	91,427	—	418	91,845
Distributions	(582)	(2,684)	(56,157)	(36)	(59,459)	—	—	(59,459)
OP Unit redemptions for common shares of UDR	—	(320)	320	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	(5,384)	(19,590)	24,974	—	—	—	—	—
Long-Term Incentive Plan Unit grants	—	7,109	—	—	7,109	—	—	7,109
Net change in advances (to)/from the General Partner	—	—	—	—	—	(107,097)	—	(107,097)
Balance at March 31, 2018	$62,395	$272,097	$1,167,906	$974	$1,503,372	$290,802	$13,354	$1,807,528

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income/(loss)	$24,334	$91,845
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	34,654	37,565
(Gain)/loss on sale of real estate owned	—	(70,300)
(Income)/loss from unconsolidated entities	2,740	5,017
Other	1,364	1,091
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	2,529	2,091
Increase/(decrease) in operating liabilities	3,006	3,540
Net cash provided by/(used in) operating activities	68,627	70,849

Investing Activities
Proceeds from sales of real estate investments, net	—	89,433
Capital expenditures and other major improvements — real estate assets	(14,271)	(7,402)
Distributions received from unconsolidated entities	4,613	4,344
Net cash provided by/(used in) investing activities	(9,658)	86,375

Financing Activities
Advances (to)/from the General Partner, net	—	(154,101)
Issuance/(repayment) of notes payable to the General Partner	(55,599)	—
Distributions paid to partnership unitholders	(2,989)	(2,910)
Net cash provided by/(used in) financing activities	(58,588)	(157,011)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	381	213
Cash, cash equivalents, and restricted cash, beginning of year	13,688	12,872
Cash, cash equivalents, and restricted cash, end of period	$14,069	$13,085

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$5,031	$3,368
Non-cash transactions:
Development costs and capital expenditures incurred but not yet paid	3,676	1,903
Recognition of operating lease right-of-use assets	94,174	—
Recognition of operating lease liabilities	88,161	—
LTIP Unit grants	10,032	7,109
Distributions declared but not yet paid	63,451	59,461

The following reconciles cash, cash equivalents, and restricted cash to the total of the same amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year
Cash and cash equivalents	$125	$293
Restricted cash	13,563	12,579
Total cash, cash equivalents, and restricted cash as shown above	$13,688	$12,872
Cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$59	$74
Restricted cash	14,010	13,011
Total cash, cash equivalents, and restricted cash as shown above	$14,069	$13,085

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

1. CONSOLIDATION AND BASIS OF PRESENTATION

Basis of Presentation

United Dominion Realty, L.P. (“UDR, L.P.,” the “Operating Partnership,” “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the three months ended March 31, 2019 and 2018, rental revenues of the Operating Partnership represented 40% and 43%, respectively,  of the General Partner’s consolidated rental revenues. As of March 31, 2019, the Operating Partnership’s apartment portfolio consisted of 52 communities located in 15 markets consisting of 16,434 apartment homes.

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

As of March 31, 2019, there were 184,053,122 OP Units outstanding, of which 176,057,247, or 95.7%, were owned by UDR and affiliated entities and 7,995,875, or 4.3%, were owned by non-affiliated limited partners. There were 183,636,543 OP Units outstanding as of December 31, 2018, of which 174,248,699, or 94.9%, were owned by UDR and affiliated entities and 9,387,844, or 5.1%, were owned by non-affiliated limited partners. See Note 10, Capital Structure.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of March 31, 2019, and results of operations for the three months ended March 31, 2019 and 2018, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2018 included in the Annual Report on Form 10‑K filed by UDR and the Operating Partnership with the SEC on February 19, 2019.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

MARCH 31, 2019

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016‑13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, and to present the net amount of the financial instrument expected to be collected. The updated standard will be effective for the Operating Partnership on January 1, 2020. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which amends the transition requirements and scope of ASU 2016-13 and clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. The Operating Partnership is currently evaluating the effect that the updated standard will have on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases on their balance sheets. Lessees of operating leases will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods, but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. The standard became effective for the Operating Partnership on January 1, 2019.

The Operating Partnership elected the following package of practical expedients provided by the standard: (i) an entity need not reassess whether any expired or existing contract is a lease or contains a lease, (ii) an entity need not reassess the lease classification of any expired or existing leases, and (iii) an entity need not reassess initial direct costs for any existing leases. The Operating Partnership also elected the short-term lease exception provided for in the standard and therefore will only recognize right-of-use assets and lease liabilities for leases with a term greater than one year.

The Operating Partnership recognized right-of-use assets of $94.2 million and lease liabilities of $88.2 million as of January 1, 2019 upon adoption of the standard. The right-of-use assets included $6.0 million of prepaid rent and intangible assets that was included within Other assets on our Consolidated Balance Sheets as of December 31, 2018.

The lease liabilities represent the present value of the remaining minimum lease payments as of January 1, 2019 related to ground leases for communities where we are the lessee. The right-of-use assets represent our right to use an underlying asset for the lease term, which are calculated utilizing the lease liabilities plus any prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. Our right-of-use assets and related lease liabilities recognized as of January 1, 2019 may change as a result of updates to the projected future minimum lease payments. Certain of our ground lease agreements where we are the lessee have future minimum lease payments that reset in the future based upon a percentage of the fair market value of the land at the time of the reset. One of these resets is in process as of March 31, 2019 and is estimated to increase our right-of-use assets and lease liabilities up to a maximum of $146.5 million and $140.5 million, respectively, during the remainder of 2019. The Operating Partnership will continue to recognize lease expense for these leases in a manner similar to previous accounting based on our election of the package of practical expedients. However, in the event we modify existing ground leases and/or enter into new ground leases subsequent to the adoption of the standard, such leases would likely be classified as finance leases under the standard and require expense recognition based on the effective interest method. Under the standard, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, subsequent to the adoption of the standard, we are now expensing non-incremental leasing costs as incurred.

In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements, which provides entities with relief from the costs of implementing certain aspects of ASU 2016-02, Leases. The ASU provides a practical expedient which allows lessors to not separate lease and non-lease components in a contract and allocate the consideration in the contract to the separate components if both: (i) the timing and pattern of revenue recognition for the non-lease component and the related lease component are the same and (ii) the combined single lease component would be

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

MARCH 31, 2019

classified as an operating lease. The Operating Partnership elected the practical expedient to account for lease and non-lease components as a single component in lease contracts where we are the lessor. The ASU also provides a transition option that permits entities to not recast the comparative periods presented when transitioning to the standard, which the Operating Partnership also elected.

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

To the extent that the Operating Partnership acquires a controlling financial interest in a property that it previously accounted for as an equity method investment, the Operating Partnership will not remeasure its previously held interest if the acquisition is treated as an asset acquisition. The Operating Partnership will include the carrying amount of its previously held equity method interest along with the consideration paid and transaction costs incurred in determining the amounts to allocate to the related assets and liabilities acquired on its Consolidated Balance Sheets. When treated as an asset acquisition, the Operating Partnership will not recognize a gain or loss on consolidation of a property.

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to unitholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three months ended March 31, 2019 and 2018, the Operating Partnership’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges and (gain)/loss reclassified from other comprehensive income/(loss) into earnings. The (gain)/loss reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 9, Derivatives and Hedging Activity, for further discussion.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

MARCH 31, 2019

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

Management of the Operating Partnership has reviewed all open tax years (2015 through 2018) of tax jurisdictions and concluded there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns.

3. REAL ESTATE OWNED

Real estate assets owned by the Operating Partnership consist of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. At March 31, 2019, the Operating Partnership owned and consolidated 52 communities in nine states plus the District of Columbia totaling 16,434 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31,	December 31,
	2019	2018
Land	$711,256	$711,256
Depreciable property — held and used:
Land improvements	92,624	92,000
Buildings, improvements, and furniture, fixtures and equipment	3,023,995	3,008,729
Real estate owned	3,827,875	3,811,985
Accumulated depreciation	(1,692,702)	(1,658,161)
Real estate owned, net	$2,135,173	$2,153,824

Acquisitions

The Operating Partnership did not have any acquisitions of real estate during the three months ended March 31, 2019.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

MARCH 31, 2019

Dispositions

The Operating Partnership did not have any dispositions of real estate during the three months ended March 31, 2019.

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Operating Partnership capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, were less than $0.1 million for both the three months ended March 31, 2019 and 2018. During each of the three months ended March 31, 2019 and 2018,  total interest capitalized was less than $0.1 million. As each home in a capital project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

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

As of March 31, 2019, the DownREIT Partnership owned 12 communities with 5,657 apartment homes. The Operating Partnership’s investment in the DownREIT Partnership was $95.7 million and $103.0 million as of March 31, 2019 and December 31, 2018, respectively.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

MARCH 31, 2019

Combined summary balance sheets relating to all of the DownREIT Partnership (not just our proportionate share) are presented below as of March 31, 2019 and December 31, 2018  (dollars in thousands):

	March 31,	December 31,
	2019	2018
Total real estate, net	$1,151,740	$1,167,720
Cash and cash equivalents	21	39
Note receivable from the General Partner	218,520	221,022
Other assets	4,855	5,561
Total assets	$1,375,136	$1,394,342

Secured debt, net	$430,890	$431,735
Other liabilities	23,006	26,597
Total liabilities	453,896	458,332
Total capital	$921,240	$936,010

Combined summary financial information relating to all of the DownREIT Partnership (not just our proportionate share) is presented below for the three months ended March 31, 2019 and 2018  (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018
Rental income	$31,606	$34,012
Property operating expenses	(13,096)	(14,487)
Real estate depreciation and amortization	(20,294)	(21,495)
Operating income/(loss)	(1,784)	(1,970)
Interest expense	(3,888)	(3,574)
Interest income on note receivable from the General Partner	1,988	1,196
Net income/(loss)	$(3,684)	$(4,348)

5. LEASES

Lessee - Ground Leases

The Operating Partnership owns six communities that are subject to ground leases, under which the Operating Partnership is the lessee, expiring between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases existed as of the adoption of the new lease accounting guidance on January 1, 2019 and we did not reassess lease classification per the practical expedient provided by the standard. As such, these leases will continue to be classified as operating leases through the lease term expiration. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. We currently do not hold any finance leases.

As of March 31, 2019, the Operating lease right-of-use assets was $94.0 million and the Operating lease liabilities was $88.1 million on our Consolidated Balance Sheets related to our ground leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Operating Partnership’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 71.1 years at March 31, 2019 and the weighted average discount rate was 5.2% at March 31, 2019.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

MARCH 31, 2019

Future minimum lease payments and total operating lease liabilities from our ground leases as of March 31, 2019 are as follows (dollars in thousands):

Ground Leases
2019	$3,676
2020	4,901
2021	4,901
2022	4,901
2023	4,901
Thereafter	313,919
Total future minimum lease payments (undiscounted)	337,199
Difference between future undiscounted cash flows and discounted cash flows	(249,138)
Total operating lease liabilities (discounted)	$88,061

For purposes of recognizing our ground lease contracts, the Operating Partnership uses the minimum lease payments, if stated in the agreement. For ground lease agreements where there is a rent reset provision based on fair market value or changes in the consumer price index but that does not include a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term. We are currently in a dispute with the lessor of one of our ground lease contracts as it relates to a rent reset provision that requires both parties to agree to a new rent based on the current fair market value of the land or, absent agreement, have it determined by an appraisal process. The current annual lease payment under the ground lease contract to which the dispute relates, exclusive of variable payments, is $0.5 million, which is reflected in the table above. Depending on the outcome of the dispute, the future annual lease payments under such ground lease contract are likely to be between $1.2 million and $4.0 million.

The components of operating lease expenses from our ground leases were as follows (dollars in thousands):

Three Months Ended
March 31, 2019
Ground lease expense:
Contractual lease rent expense	$2,140
Variable ground lease expense (a)	139
Total operating lease expense	$2,279

(a)	Variable ground lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of income of the lessee.
(b)	Ground lease expense is reported within the line item Other operating expenses on the Consolidated Statements of Operations.

Lessor - Apartment Home and Retail and Commercial Leases

The Operating Partnership’s communities and retail and commercial space are leased to tenants under operating leases. Nearly all of our apartment home leases have initial terms of 12 months or less. Our retail and commercial space leases expire between 2019 and 2030. (See Note 12, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

MARCH 31, 2019

Future minimum lease payments from our retail and commercial leases as of March 31, 2019 are as follows (dollars in thousands):

Retail and Commercial Leases
2019	$5,357
2020	7,600
2021	7,270
2022	6,684
2023	6,375
Thereafter	19,578
Total future minimum lease payments (a)	$52,864

(a)	We have excluded our apartment home leases from this table as nearly all of our apartment home leases have initial terms of 12 months of less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Operating Partnership recorded variable percentage rents of less than $0.1 million during the three months ended March 31, 2019.

6. DEBT, NET

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Principal Outstanding		As of March 31, 2019
				Weighted
			Weighted	Average
	March 31,	December 31,	Average	Years to	Communities
	2019	2018	Interest Rate	Maturity	Encumbered
Secured Debt
Tax-exempt secured note payable	$27,000	$27,000	2.47%	13.0	1
Deferred financing costs	(69)	(71)
Total Secured Debt, Net	$26,931	$26,929	2.50%	13.0	1

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

Variable Rate Debt

Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures March 2032. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 2.47% as of March 31, 2019.

Guarantor on Unsecured Debt

The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, an unsecured commercial paper program with an aggregate borrowing capacity of $500 million, $300 million of medium-term notes due October 2020, $400 million of medium-term notes due

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

MARCH 31, 2019

January 2022, a  $350 million term loan due September 2023, $300 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025, $300 million of medium-term notes due September 2026, $300 million of medium-term notes due July 2027, $300 million of medium-term notes due January 2028, and $300 million of medium-term notes due January 2029. As of March 31, 2019 and December 31, 2018, the General Partner did not have an outstanding balance under the unsecured revolving credit facility and had $90.0 million and $101.1 million, respectively, outstanding under its unsecured commercial paper program.

7. RELATED PARTY TRANSACTIONS

Allocation of General and Administrative Expenses

The General Partner shares various general and administrative costs, employees and other overhead costs with the Operating Partnership including legal assistance, acquisitions analysis, marketing, human resources, IT, accounting, rent, supplies and advertising, and allocates these costs to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on the reasonably anticipated benefits to the parties. The general and administrative expenses allocated to the Operating Partnership by UDR were $3.6 million and $3.5 million during the three months ended March 31, 2019 and 2018, respectively, and are included in General and administrative on the Consolidated Statements of Operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.

During the three months ended March 31, 2019 and 2018, the Operating Partnership reimbursed the General Partner $4.0 million and $3.7 million, respectively, for shared services related to corporate level property management costs incurred by the General Partner. These shared cost reimbursements are initially recorded within the line item General and administrative on the Consolidated Statements of Operations, and a portion related to management costs is reclassified to Property management on the Consolidated Statements of Operations. (See further discussion below.)

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

Notes Payable to the General Partner

The following table summarizes the Operating Partnership’s Notes payable due to the General Partner as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Interest rate at	Balance Outstanding
	March 31,	March 31,	December 31,
	2019	2019	2018
Note due August 2021	5.34%	$5,500	$5,500
Note due December 2023	5.18%	83,196	83,196
Note due April 2026	4.12%	184,638	184,638
Note due November 2028	4.69%	133,205	133,205
Note due December 2028 (a)	3.73%	284,435	293,576
Total notes payable due to the General Partner		$690,974	$700,115

(a)

In December 2018, the Operating Partnership converted the remaining outstanding portion of the Advances (to)/from the General Partner capital balance in connection with entering into an unsecured revolving note payable with the General Partner.  There is no limit on the total commitments under this note. Interest is incurred on the unpaid principal balance at a variable interest rate equivalent to the General Partner’s weighted average interest rate on borrowings, or 3.73% as of March 31, 2019. The note matures on December 1, 2028.  To the extent there is an

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

MARCH 31, 2019

outstanding principal balance on the revolving note payable, the General Partner, at its discretion, can demand payment at any time prior to the stated maturity date of the note,

Certain limited partners of the Operating Partnership have provided guarantees or reimbursement agreements related to these notes payable. The guarantees were provided by the limited partners in conjunction with their contribution of properties to the Operating Partnership. The Operating Partnership recognized interest expense on the notes payable of $7.2 million and $3.1 million during the three months ended March 31, 2019 and 2018, respectively.

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

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of March 31, 2019 and December 31, 2018 are summarized as follows (dollars in thousands):

Fair Value at March 31, 2019, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	March 31,	March 31,	Liabilities	Inputs	Inputs
	2019	2019	(Level 1)	(Level 2)	(Level 3)
Description:
Secured debt instruments - variable rate: (a)
Tax-exempt secured notes payable	$27,000	$27,000	$—	$—	$27,000
Total liabilities	$27,000	$27,000	$—	$—	$27,000

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

MARCH 31, 2019

Fair Value at December 31, 2018, Using
Quoted
	Total		Prices in
	Carrying		Active
	Amount in		Markets
	Statement of		for Identical	Significant
	Financial	Fair Value	Assets	Other	Significant
	Position at	Estimate at	or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2018	2018	(Level 1)	(Level 2)	(Level 3)
Description:
Secured debt instruments - variable rate: (a)
Tax-exempt secured notes payable	$27,000	$27,000	$—	$—	$27,000
Total liabilities	$27,000	$27,000	$—	$—	$27,000

(a)	See Note 6, Debt, Net.

There were no transfers into or out of each of the levels of the fair value hierarchy during the three months ended March 31, 2019.

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

Although the General Partner, on behalf of the Operating Partnership, has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2019 and December 31, 2018, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Financial Instruments Not Carried at Fair Value

As of March 31, 2019, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

MARCH 31, 2019

The Operating Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Cash flow estimates are based upon historical results adjusted to reflect management’s best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. The General Partner’s estimates of fair value represent management’s estimates based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Operating Partnership did not incur any other-than-temporary impairments in the value of its investments in unconsolidated entities during the three months ended March 31, 2019 and 2018.

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

Cash Flow Hedges of Interest Rate Risk

The General Partner’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the General Partner primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the General Partner making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium.

A portion of the General Partner’s interest rate derivatives are owed by the Operating Partnership based on the General Partner’s underlying debt instruments owed by the Operating Partnership. (See Note 6, Debt, Net.)

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As of and during the three months ended March 31, 2019 and 2018, no derivatives designated as cash flow hedges were held by the Operating Partnership.

Amounts reported in Accumulated other comprehensive income/(loss), net related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is owed by the Operating Partnership. As of March 31, 2019, no derivatives designated as cash flow hedges were held by the Operating Partnership and, as a result, no amounts are anticipated to be reclassified as an increase to interest expense through March 31, 2020.

Derivatives not designated as hedges are not speculative and are used to manage the Operating Partnership’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in no gain or loss for both the three months ended March 31, 2019 and 2018.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

MARCH 31, 2019

As of March 31, 2019, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	1	$19,880

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

As of March 31, 2019 and December 31, 2018, the fair value of the Operating Partnership’s derivative financial instruments was zero.

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

During the three months ended March 31, 2019 and 2018, the Operating Partnership’s derivative instruments did not impact the Consolidated Statement of Operations.

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

10. CAPITAL STRUCTURE

General Partnership Units

The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP Units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Limited Partnership Units. There were 110,883 General Partnership units outstanding at March 31, 2019 and December 31, 2018, all of which were held by UDR.

Limited Partnership Units

As of March 31, 2019 and December 31, 2018, there were 183,942,239 and 183,525,660, respectively, of limited partnership units outstanding, of which 1,873,332 were Class A Limited Partnership Units for both periods. UDR owned 175,946,364, or 95.7%, and 174,137,816, or 94.9%, of OP Units outstanding at March 31, 2019 and December 31, 2018, respectively, of which 121,661 were Class A Limited Partnership Units for both periods. The remaining 7,995,875, or 4.3%, and 9,387,844, or 5.1%, of OP Units outstanding were held by non-affiliated partners at March 31, 2019 and December 31, 2018, respectively, of which 1,751,671 were Class A Limited Partnership Units for both periods.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

MARCH 31, 2019

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

The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $363.5 million and $371.9 million as of March 31, 2019 and December 31, 2018, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.

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

The following table shows OP Units outstanding and OP Unit activity as of and for the three months ended March 31, 2019:

			UDR, Inc.
	Class A			Class A
	Limited	Limited	Limited	Limited	General
	Partners	Partners	Partner	Partner	Partner	Total
Ending balance at December 31, 2018	1,751,671	7,636,173	174,016,155	121,661	110,883	183,636,543
Vesting of LTIP Units	—	416,579	—	—	—	416,579
OP redemptions for UDR stock	—	(1,808,548)	1,808,548	—	—	—
Ending balance at March 31, 2019	1,751,671	6,244,204	175,824,703	121,661	110,883	184,053,122

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

MARCH 31, 2019

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

11. COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Commitments

The following summarizes the Operating Partnership’s real estate commitments at March 31, 2019 (dollars in thousands):

	Number		Operating Partnership's
	Properties	Investment	Remaining Commitment
Real estate communities - redevelopment	1	$108	$24,892

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

The Operating Partnership’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

•

Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2018 and held as of March 31, 2019. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

MARCH 31, 2019

not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the three months ended March 31, 2019 and 2018.

The following is a description of the principal streams from which the Operating Partnership generates its revenue:

Lease Revenue

Lease revenue related to leases is recognized on an accrual basis when due from residents or tenants in accordance with ASC 842, Leases. Rental payments are generally due on a monthly basis and recognized on a straight-line basis over the noncancellable lease term, inclusive of any periods covered by an option to extend the lease if the lessee is reasonably certain to exercise that option. In addition, in circumstances where a lease incentive is provided to tenants, the incentive is recognized as a reduction of lease revenue on a straight-line basis over the lease term.

Lease revenue also includes all pass-through revenue from retail and residential leases and common area maintenance reimbursements from retail leases. These services represent non-lease components in a contract as the Operating Partnership transfers a service to the lessee other than the right to use the underlying asset. The Operating Partnership has elected the practical expedient under the leasing standard to not separate lease and non-lease components from its resident and retail lease contracts as the timing and pattern of revenue recognition for the non-lease component and related lease component are the same and the combined single lease component would be classified as an operating lease.

Other Revenue

Other revenue is generated by services provided by the Operating Partnership to its retail and residential tenants and other unrelated third parties. These fees are generally recognized as earned.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

MARCH 31, 2019

The following table details rental income and NOI for the Operating Partnership’s reportable segments for the three months ended March 31, 2019 and 2018, and reconciles NOI to Net income/(loss) attributable to OP unitholders on the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	March 31, (a)
	2019	2018
Reportable apartment home segment lease revenue
Same-Store Communities
West Region	$60,782	$58,340
Mid-Atlantic Region	14,810	14,532
Southeast Region	12,462	11,979
Northeast Region	7,972	7,848
Non-Mature Communities/Other	8,650	10,470
Total segment and consolidated rental income	$104,676	$103,169
Reportable apartment home segment other revenue
Same-Store Communities
West Region	$1,994	$1,824
Mid-Atlantic Region	535	495
Southeast Region	776	750
Northeast Region	166	166
Non-Mature Communities/Other	187	188
Total segment and consolidated rental income	$3,658	$3,423
Total reportable apartment home segment rental income
Same-Store Communities
West Region	$62,776	$60,164
Mid-Atlantic Region	15,345	15,027
Southeast Region	13,238	12,729
Northeast Region	8,138	8,014
Non-Mature Communities/Other	8,837	10,658
Total segment and consolidated rental income	$108,334	$106,592
Reportable apartment home segment NOI
Same-Store Communities
West Region	$47,798	$45,829
Mid-Atlantic Region	10,524	10,393
Southeast Region	9,257	8,792
Northeast Region	6,205	6,216
Non-Mature Communities/Other	5,355	7,059
Total segment and consolidated NOI	79,139	78,289
Reconciling items:
Property management	(2,979)	(2,931)
Other operating expenses	(2,400)	(1,554)
Real estate depreciation and amortization	(34,654)	(37,565)
General and administrative	(4,661)	(4,309)
Casualty-related (charges)/recoveries, net	—	(342)
Gain/(loss) on sale of real estate owned	—	70,300
Income/(loss) from unconsolidated entities	(2,740)	(5,017)
Interest expense	(7,371)	(5,026)
Net (income)/loss attributable to noncontrolling interests	(388)	(418)
Net income/(loss) attributable to OP unitholders	$23,946	$91,427

(a)	Same-Store Community population consisted of 15,723 apartment homes.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

MARCH 31, 2019

The following table details the assets of the Operating Partnership’s reportable segments as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31,	December 31,
	2019	2018
Reportable apartment home segment assets
Same-Store Communities
West Region	$1,988,360	$1,981,007
Mid-Atlantic Region	664,103	663,083
Southeast Region	343,520	340,722
Northeast Region	406,759	406,149
Non-Mature Communities/Other	425,133	421,024
Total segment assets	3,827,875	3,811,985
Accumulated depreciation	(1,692,702)	(1,658,161)
Total segment assets - net book value	2,135,173	2,153,824
Reconciling items:
Cash and cash equivalents	59	125
Restricted cash	14,010	13,563
Investment in unconsolidated entities	95,673	103,026
Operating lease right-of-use assets	93,987	—
Other assets	24,425	34,052
Total consolidated assets	$2,363,327	$2,304,590

Markets included in the above geographic segments are as follows:

i.	West Region — Orange County, San Francisco, Seattle, Los Angeles, Monterey Peninsula, Other Southern California and Portland
ii.	Mid-Atlantic Region — Metropolitan, D.C. and Baltimore
iii.	Southeast Region — Tampa, Nashville and Other Florida
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
•

risks that third parties who have an interest in or are otherwise involved in projects in which we have an interest, including mezzanine borrowers, joint venture partners or other investors, do not perform as expected;

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

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the three months ended March 31, 2019 and 2018, of each of UDR, Inc. and United Domination Realty, L.P.

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

At March 31, 2019, our consolidated real estate portfolio included 131 communities in 11 states plus the District of Columbia totaling 41,041 apartment homes, and our total real estate portfolio, inclusive of our unconsolidated communities, included an additional 32 communities with 8,112 apartment homes. The Same-Store Community apartment home population for the three months ended March 31, 2019, was 37,959.

The following table summarizes our market information by major geographic markets as of and for the three months ended March 31, 2019:

		March 31, 2019			Three Months Ended March 31, 2019
			Percentage	Total		Monthly
	Number of	Number of	of Total	Carrying	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)
West Region
Orange County, CA	10	4,434	10.6%	$1,127,647	96.0%	$2,335
San Francisco, CA	11	2,751	8.1%	867,635	97.0%	3,655
Seattle, WA	15	2,837	9.3%	988,074	96.2%	2,470
Los Angeles, CA	4	1,225	4.3%	454,958	96.9%	2,874
Monterey Peninsula, CA	7	1,565	1.7%	178,263	95.9%	1,853
Other Southern California	2	654	1.0%	107,601	96.8%	1,933
Portland, OR	2	476	0.5%	49,235	96.6%	1,570
Mid-Atlantic Region
Metropolitan D.C.	21	7,799	18.9%	2,021,574	97.7%	2,069
Richmond, VA	4	1,358	1.4%	149,506	97.5%	1,363
Baltimore, MD	3	720	1.4%	152,511	97.2%	1,707
Southeast Region
Orlando, FL	9	2,500	2.1%	227,813	96.5%	1,394
Tampa, FL	7	2,287	2.4%	259,490	97.0%	1,445
Nashville, TN	8	2,260	2.0%	213,622	97.0%	1,309
Other Florida	1	636	0.8%	85,650	95.7%	1,646
Northeast Region
New York, NY	3	1,452	9.7%	1,032,244	98.2%	4,483
Boston, MA	4	1,388	4.3%	461,765	96.0%	2,913
Southwest Region
Dallas, TX	7	2,345	2.7%	283,849	96.1%	1,376
Austin, TX	4	1,272	1.5%	164,450	97.4%	1,502
Total/Average Same-Store Communities	122	37,959	82.7%	8,825,887	96.8%	$2,149
Non-Mature, Commercial Properties & Other	9	3,082	17.3%	1,854,668
Total Real Estate Owned	131	41,041	100.0%	10,680,555
Total Accumulated Depreciation				(3,764,099)
Total Real Estate Owned, Net of Accumulated Depreciation				$6,916,456

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2018 and held as of March 31, 2019. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

In July 2017, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in April 2017, which replaced the prior at-the-market equity offering program entered into in April 2012. During the three months ended March 31, 2019,  the Company sold 4.4 million shares of common stock through its ATM program for aggregate gross proceeds of approximately $195.0 million at a weighted average price per share of $44.80. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $2.8 million, were approximately $192.2 million, which were primarily used to fund the Company’s recent acquisitions. As of March 31, 2019, we had 15.6 million shares of common stock available for future issuance under the ATM program.

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

During the remainder of 2019, we have approximately $70.6 million of secured debt maturing, inclusive of principal amortization, and $90.0 million of unsecured debt maturing, comprised solely of unsecured commercial paper. We anticipate repaying the remaining debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

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

Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in UDR’s Annual Report on Form 10‑K, filed with the SEC on February 19, 2019. There have been no significant changes in our critical accounting policies from those reported in our Form 10‑K filed with the SEC on February 19, 2019. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities,  Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018.

Operating Activities

For the three months ended March 31, 2019, our Net cash provided by/(used in) operating activities was $137.3 million, compared to $132.3 million for the comparable period in 2018. The increase in cash flow from operating activities was primarily due to improved net operating income, primarily driven by revenue growth at communities, partially offset by changes in operating assets and liabilities.

Investing Activities

For the three months ended March 31, 2019,  Net cash provided by/(used in) investing activities was $(459.7) million, compared to $(24.6) million for the comparable period in 2018. The increase in cash used in investing activities was primarily due to the acquisitions made during the current period and a decrease in proceeds from the sales of real estate investments, partially offset by a decrease in spend for development of real estate assets.

Acquisitions

In January 2019, the Company exercised its fixed-price option to purchase its joint venture partner’s ownership interest in a 386 apartment home operating community in Anaheim, California, thereby increasing its ownership interest from 49% to 100%, for a cash purchase price of approximately $33.5 million. In connection with the acquisition, the Company repaid approximately $59.8 million of joint venture construction financing. As a result, in January 2019, the Company consolidated the operating community. The Company had previously accounted for its 49% ownership interest as a preferred equity investment in an unconsolidated joint venture (see Note 5, Joint Ventures and Partnerships). The Company accounted for the consolidation as an asset acquisition resulting in no gain or loss upon consolidation and increased its real estate assets owned by approximately $115.7 million and recorded approximately $2.4 million of in-place lease intangibles.

In January 2019, the Company exercised its fixed-price option to purchase its joint venture partner’s ownership interest in a 155 apartment home operating community located in Seattle, Washington, thereby increasing its ownership interest from 49% to 100%, for a cash purchase price of approximately $20.0 million. In connection with the acquisition, the Company repaid approximately $26.0 million of joint venture construction financing. As a result, in January 2019, the Company consolidated the operating community. The Company had previously accounted for its 49% ownership interest as a preferred equity investment in an unconsolidated joint venture (see Note 5, Joint Ventures and Partnerships). The Company accounted for the consolidation as an asset acquisition resulting in no gain or loss upon consolidation and increased its real estate assets owned by approximately $58.1 million and recorded approximately $2.4 million of real estate intangibles and approximately $0.6 million of in-place lease intangibles.

In January 2019, the Company acquired a to-be-developed parcel of land located in Washington D.C. for approximately $27.1 million.

In February 2019, the Company acquired a to-be-developed parcel of land located in Denver, Colorado for approximately $13.7 million.

In February 2019, the Company acquired a 188 apartment home operating community located in Brooklyn, New York for approximately $132.1 million. The Company increased its real estate assets owned by approximately $97.5 million and recorded approximately $33.6 million of real estate intangibles and approximately $1.0 million of in-place lease intangibles.

In February 2019, the Company acquired a 381 apartment home operating community located in St. Petersburg, Florida for approximately $98.3 million.  The Company increased its real estate assets owned by approximately $96.0 million and recorded approximately $2.3 million of in-place lease intangibles.

Dispositions

During the three months ended March 31, 2019, the Company did not have any dispositions.

Capital Expenditures

We capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

For the three months ended March 31, 2019, total capital expenditures of $34.4 million, or $865 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $15.3 million, or $388 per stabilized home, for the comparable period in 2018.

The increase in total capital expenditures was primarily due to:

•	an increase of $12.5 million in spend for our operations platform, which include smart home installations in certain of our properties;
•	an increase of 240.7%, or $5.9 million, in major renovations, which include major structural changes and/or architectural revisions to existing buildings; and
•	an increase of 12.3%, or $0.6 million, in asset preservation expenditures, such as building interiors, building exteriors, and landscaping and grounds.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the three months ended March 31, 2019 and 2018  (dollars in thousands):

				Per Home
	Three Months Ended March 31,			Three Months Ended March 31,
	2019	2018	% Change	2019	2018	% Change
Turnover capital expenditures	$2,046	$2,062	(0.8)%	$51	$52	(1.9)%
Asset preservation expenditures	5,172	4,607	12.3%	131	117	12.0%
Total recurring capital expenditures	7,218	6,669	8.2%	182	169	7.7%
Revenue-enhancing improvements	6,333	6,221	1.8%	159	157	1.3%
Major renovations (a)	8,348	2,450	240.7%	210	62	238.7%
Operations platform	12,500	—	—	314	—	—
Total capital expenditures	$34,399	$15,340	124.2%	$865	$388	123.1%
Repair and maintenance expense	$8,780	$8,088	8.6%	$221	$205	7.8%
Average home count (b)	39,750	39,522	0.6%

(a)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(b)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

The above table includes amounts capitalized during the year. Actual capital spending is impacted by the net change in capital expenditure accruals.

We intend to continue to selectively add revenue enhancing improvements, which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement.

Consolidated Real Estate Under Development and Redevelopment

At March 31, 2019, the Company was not developing any communities.

At March 31, 2019, the Company was redeveloping two communities, located in Boston, Massachusetts and New York, New York, which are expected to be completed in the fourth quarter of 2020 and the first quarter of 2021, respectively. The redevelopments include the renovation of building exteriors, corridors, and common area amenities as well as individual apartment homes.

During the three months ended March 31, 2019, we incurred $8.3 million in major renovations, which include major structural changes and/or architectural revisions to existing buildings, an increase of $5.9 million compared to the three months ended March 31, 2018.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the three months ended March 31, 2019:

•

we made investments totaling $21.4 million in our unconsolidated joint ventures, including contributions of  $9.3 million to three unconsolidated investments under our Developer Capital Program, which earn preferred returns ranging from 8.0% to 12.5%;

•	our proportionate share of the net income/(loss) of the joint ventures and partnerships was less than $0.1 million; and
•	we received distributions of $12.8 million, of which $2.0 million were operating cash flows and $10.8 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the three months ended March 31, 2019 and 2018.

Financing Activities

For the three months ended March 31, 2019, our Net cash provided by/(used in) financing activities was $137.7 million, compared to $(108.6) million for the comparable period of 2018.

The following significant financing activities occurred during the three months ended March 31, 2019:

•	net repayment of $11.1 million from our unsecured commercial paper program;
•	net proceeds of $54.3 million from the Company’s unsecured revolving credit facilities;
•	net proceeds of $192.2 million from sales under our ATM program; and
•	payment of $88.9 million of distributions to our common stockholders.

Credit Facilities and Commercial Paper Program

UDR had one secured credit facility with Fannie Mae with a commitment of $90.0 million at March 31, 2019. The Fannie Mae credit facility matures in July 2020 and bears interest at a fixed rate of 3.95%.

The Company has a $1.1 billion unsecured revolving credit facility and a $350.0 million unsecured term loan. The Credit Agreement for these facilities allows the total commitments under the Revolving Credit Facility and the total borrowings under the Term Loan to be increased to an aggregate maximum amount of up to $2.0 billion, subject to certain conditions, including obtaining commitments from one or more lenders. The Revolving Credit Facility has a scheduled maturity date of January 31, 2023, with two six-month extension options, subject to certain conditions. The Term Loan has a scheduled maturity date of September 30, 2023.

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

As of March 31, 2019,  we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.1 billion of unused capacity (excluding $3.3 million of letters of credit at March 31, 2019), and $350.0 million of outstanding borrowings under the Term Loan.

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

As of March 31, 2019, we had $54.3 million of outstanding borrowings under the Working Capital Credit Facility, leaving $20.7 million of unused capacity.

The Fannie Mae credit facility, the bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at March 31, 2019.

We have an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $500 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of our other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of March 31, 2019, we had issued $90.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 2.78%, leaving $410.0 million of unused capacity.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $274.0 million in variable rate debt that is not subject to interest rate swap contracts as of March 31, 2019. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the three months ended March 31, 2019 would increase by $0.9 million based on the average balance outstanding during the period.

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

The Company also utilizes derivative financial instruments to manage interest rate risk and generally designates these financial instruments as cash flow hedges. See Note 11, Derivatives and Hedging Activities, in the Notes to the UDR Consolidated Financial Statements included in this Report for additional discussion of derivate instruments.

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by/(used in) operating activities	$137,333	$132,256
Net cash provided by/(used in) investing activities	(459,749)	(24,586)
Net cash provided by/(used in) financing activities	137,679	(108,647)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $23.5 million ($0.08 per diluted share) for the three months ended March 31, 2019, as compared to $80.8 million ($0.30 per diluted share) for the comparable period in the prior year. The decrease resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•

no gains recognized on the sale real estate during the three months ended March 31, 2019, as compared to a gain of $70.3 million on the sale of an operating community in Orange County, California during the three months ended March 31, 2018.

This was partially offset by:

•

an increase in interest income and other income/(expense), net of $7.1 million, primarily attributable to an $8.5 million promoted interest on the prepayment of a note to a multifamily technology company; and

•

an increase in total property NOI of $13.1 million primarily due to higher revenue per occupied home and NOI from communities acquired in 2019 and recently developed communities, partially offset by a decrease from sold communities.

Apartment Community Operations

Our net income results are primarily from NOI generated from the operation of our apartment communities. The Company defines NOI, which is a non-GAAP financial measure, as rental income less direct property rental expenses. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI is property management expense which is calculated as 2.875% of property revenue to cover the regional supervision and accounting costs related to consolidated property operations and land rent.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31, (a)
	2019	2018	% Change
Same-Store Communities:
Same-Store rental income	$237,049	$228,425	3.8%
Same-Store operating expense (b)	(67,452)	(65,465)	3.0%
Same-Store NOI	169,597	162,960	4.1%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (c)	1,336	1,282	4.2%
Acquired communities NOI	3,327	—	—%
Redevelopment communities NOI	5,232	5,609	(6.7)%
Development communities NOI	8,130	463	1,655.9%
Non-residential/other NOI	2,061	3,337	(38.2)%
Sold and held for disposition communities NOI	—	2,963	(100.0)%
Total Non-Mature Communities/Other NOI	20,086	13,654	47.1%
Total property NOI	$189,683	$176,614	7.4%

(a)	Same-Store consists of 37,959 apartment homes.
(b)	Excludes depreciation, amortization, and property management expenses.
(c)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net income/(loss) attributable to UDR, Inc.	$24,503	$81,756
Joint venture management and other fees	(2,751)	(2,822)
Property management	7,703	6,888
Other operating expenses	5,646	2,009
Real estate depreciation and amortization	112,468	108,136
General and administrative	12,467	11,759
Casualty-related charges/(recoveries), net	—	940
Other depreciation and amortization	1,656	1,691
(Gain)/loss on sale of real estate owned	—	(70,300)
(Income)/loss from unconsolidated entities	(49)	1,677
Interest expense	33,542	29,943
Interest income and other (income)/expense, net	(9,813)	(2,759)
Tax provision/(benefit), net	2,212	227
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	2,057	7,390
Net income/(loss) attributable to noncontrolling interests	42	79
Total property NOI	$189,683	$176,614

Same-Store Communities

Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2018 and held on  March 31, 2019)  consisted of 37,959 apartment homes and provided 89.4% of our total NOI for the three months ended March 31, 2019, respectively.

Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018

NOI for our Same-Store Community properties increased 4.1%, or $6.6 million, for the three months ended March 31, 2019 compared to the same period in 2018. The increase in property NOI was attributable to a 3.8%, or $8.6 million, increase in property rental income, which was partially offset by a 3.0%, or $2.0 million, increase in operating expenses. The increase in property income was primarily driven by a 2.6%, or $5.6 million, increase in rental rates and a 12.7%, or $2.8 million, increase in reimbursement and ancillary and fee income. Physical occupancy decreased 0.1% to 96.8% and total monthly income per occupied home increased 3.8% to $2,149.

The increase in operating expenses was primarily driven by a 14.1%, or $1.1 million, increase in repair and maintenance expense and a 3.4%, or $0.9 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) was 71.5% and 71.3% for the three months ended March 31, 2019 and 2018, respectively.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018

The remaining 10.6%, or $20.1 million, of our total NOI during the three months ended March 31, 2019 was generated from our Non-Mature Communities/Other.  NOI from Non-Mature Communities/Other increased by 47.1%, or $6.4 million, for the three months ended March 31, 2019 as compared to the same period in 2018. The increase was primarily attributable to a $7.7 million increase in development communities and a $3.3 million increase in NOI from acquired communities, partially offset by a $3.0 million decrease in NOI from sold and held for disposition communities.

Gain/(Loss) on Sale of Real Estate Owned

During the three months ended March 31, 2019, the Company did not recognize any gains on the sale of real estate. During the three months ended March 31, 2018, the Company recognized a gain of $70.3 million on the sale of an operating community in Orange County, California.

Interest income and other income/(expense), net

For the three months ended March 31, 2019 and 2018, we recognized interest income and other income/(expense), net of $9.8 million and $2.8 million, respectively. The increase in 2019 as compared to 2018 was primarily attributable to an $8.5 million promoted interest on the prepayment of a note to a multifamily technology company.

Noncontrolling Interest

For the three months ended March 31, 2019 and 2018, we recognized net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $2.1 million and $7.4 million, respectively. The decrease in 2019 as compared to 2018 was primarily attributable to the noncontrolling interest’s share of the gain on sale associated with the disposition in 2018.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three months ended March 31, 2019.

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

Funds from Operations, Funds from Operations as Adjusted, and Adjusted Funds from Operations

Funds from Operations

Funds from operations (“FFO”) attributable to common stockholders and unitholders is defined as Net income/(loss) attributable to common stockholders (computed in accordance with GAAP), excluding impairment write-downs of depreciable real estate related to the main business of the Company or of investments in non-consolidated investees that are directly attributable to decreases in the fair value of depreciable real estate held by the investee, gains and losses from sales of depreciable real estate related to the main business of the Company and income taxes directly associated with those gains and losses, plus real estate depreciation and amortization, and after adjustments for noncontrolling interests, and the Company’s share of unconsolidated partnerships and joint ventures. This definition conforms with the National Association of Real Estate Investment Trust's (“Nareit”) definition issued in April 2002 and restated in November 2018. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, Nareit created FFO as a supplemental measure of a REIT’s operating performance. In the computation of diluted FFO, if OP Units, DownREIT Units, unvested restricted stock, unvested LTIP Units, stock options, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive, they are included in the diluted share count.

Management considers FFO a useful metric for investors as the Company uses FFO in evaluating property acquisitions and its operating performance, and believes that FFO should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company’s activities in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of funds available to fund our cash needs.

Funds from Operations as Adjusted

FFO as Adjusted (“FFOA”) attributable to common stockholders and unitholders is defined as FFO excluding the impact of non-comparable items including, but not limited to, acquisition-related costs, prepayment costs/benefits associated with early debt retirement, impairment write-downs or gains and losses on sales of real estate or other assets incidental to the main business of the Company and income taxes directly associated with those gains and losses, casualty-related expenses and recoveries, severance costs and legal and other costs.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the three months ended March 31, 2019 and 2018  (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net income/(loss) attributable to common stockholders	$23,492	$80,801
Real estate depreciation and amortization	112,468	108,136
Noncontrolling interests	2,099	7,469
Real estate depreciation and amortization on unconsolidated joint ventures	15,674	14,340
Cumulative effect of change in accounting principle	—	(2,100)
Net gain on the sale of depreciable real estate owned	—	(70,300)
FFO attributable to common stockholders and unitholders, basic	$153,733	$138,346
Distribution to preferred stockholders — Series E (Convertible)	1,011	955
FFO attributable to common stockholders and unitholders, diluted	$154,744	$139,301
Income/(loss) per weighted average common share - diluted	$0.08	$0.30
FFO per weighted average common share and unit, basic	$0.51	$0.47
FFO per weighted average common share and unit, diluted	$0.51	$0.47
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	301,282	292,052
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	304,848	296,725

Impact of adjustments to FFO:
Promoted interest on settlement of note receivable, net of tax	$(6,482)	$—
Legal and other costs	3,431	—
Casualty-related charges/(recoveries), net	15	1,009
Casualty-related charges/(recoveries) on unconsolidated joint ventures, net	146	—
	$(2,890)	$1,009
FFOA attributable to common stockholders and unitholders, diluted	$151,854	$140,310

FFOA per weighted average common share and unit, diluted	$0.50	$0.47

Recurring capital expenditures	(7,218)	(6,669)
AFFO attributable to common stockholders and unitholders, diluted	$144,636	$133,641

AFFO per weighted average common share and unit, diluted	$0.47	$0.45

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 (shares in thousands):

	Three Months Ended
	March 31,
	2019	2018
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	301,282	292,052
Weighted average number of OP/DownREIT Units outstanding	(24,280)	(24,506)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	277,002	267,546

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	304,848	296,725
Weighted average number of OP/DownREIT Units outstanding	(24,280)	(24,506)
Weighted average number of Series E preferred shares outstanding	(3,011)	(3,011)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	277,557	269,208

United Dominion Realty, L.P.:

Business Overview

United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”) is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At March 31, 2019, the Operating Partnership’s real estate portfolio included 52 communities located in nine states and the District of Columbia with a total of 16,434 apartment homes.

As of March 31, 2019, UDR owned 110,883 units of our general partnership interests and 175,946,364 units of our limited partnership interests (the “OP Units”), or approximately 95.6% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this section of this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries, and all references in this section to “UDR” or the “General Partner” refer solely to UDR, Inc.

UDR is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in June 2003. At March 31, 2019, the General Partner’s consolidated real estate portfolio included 131 communities located in 11 states and the District of Columbia with a total of 41,041 apartment homes. In addition, the General Partner had an ownership interest in 32 communities with 8,112 completed apartment homes through unconsolidated operating communities.

The Operating Partnership’s same-store community apartment home population for the three months ended March 31, 2019 was 15,723.

The following table summarizes our market information by major geographic markets as of and for the three months ended March 31, 2019:

		March 31, 2019			Three Months Ended March 31, 2019
			Percentage	Total		Monthly
	Number of	Number of	of Total	Carrying	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)
West Region
Orange County, CA	5	3,119	19.4%	$740,659	96.1%	$2,275
San Francisco, CA	9	2,185	15.8%	604,214	96.8%	3,303
Seattle, WA	5	932	5.9%	226,520	96.2%	2,086
Los Angeles, CA	2	344	3.0%	115,121	96.8%	2,773
Monterey Peninsula, CA	7	1,565	4.7%	178,263	95.9%	1,852
Other Southern California	1	414	2.0%	74,348	96.8%	2,049
Portland, OR	2	476	1.3%	49,235	96.6%	1,569
Mid-Atlantic Region
Metropolitan D.C.	6	2,068	14.6%	558,963	97.3%	2,142
Baltimore, MD	2	540	2.7%	105,140	96.7%	1,540
Southeast Region
Tampa, FL	2	942	2.8%	107,967	97.6%	1,525
Nashville, TN	6	1,612	3.9%	149,903	96.9%	1,286
Other Florida	1	636	2.2%	85,650	95.7%	1,646
Northeast Region
New York, NY	1	503	8.7%	333,391	97.9%	3,928
Boston, MA	1	387	1.9%	73,368	95.5%	2,108
Total/Average Same-Store Communities	50	15,723	88.9%	3,402,742	96.6%	$2,183
Non-Mature, Commercial Properties & Other	2	711	11.1%	425,133
Total Real Estate Owned	52	16,434	100.0%	3,827,875
Total Accumulated Depreciation				(1,692,702)
Total Real Estate Owned, Net of Accumulated Depreciation				$2,135,173

(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2018 held as of March 31, 2019. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

As of March 31, 2019, the Operating Partnership does not have any debt maturing during the remainder of 2019.

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

Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Operating Partnership’s Annual Report on Form 10‑K, filed with the SEC on February 19, 2019. There have been no significant changes in our critical accounting policies from those reported. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities,  Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018.

Operating Activities

For the three months ended March 31, 2019, Net cash provided by/(used in) operating activities was $68.6 million compared to $70.8 million for the comparable period in 2018. The decrease in cash flow from operating activities was primarily due to changes in operating assets and liabilities, partially offset by improved net operating income, primarily driven by revenue growth at communities.

Investing Activities

For the three months ended March 31, 2019,  Net cash provided by/(used in) investing activities was  $(9.7) million compared to $86.4 million for the comparable period in 2018.  The decrease in cash provided by investing activities was primarily due to proceeds received from the sale of an operating community in Orange County, California in 2018 and an increase in capital expenditures during the three months ended March 31, 2019, as compared to the same period in 2018.

Acquisitions and Dispositions

The Operating Partnership did not have any acquisitions or dispositions of real estate during the three months ended March 31, 2019.

Financing Activities

For the three months ended March 31, 2019 and 2018, our Net cash provided by/(used in) financing activities was $(58.6) million compared to $(157.0) million for the comparable period of 2018. The decrease in cash used in financing activities was primarily due to a decrease in advances to the General Partner, partially offset by the repayment of notes payable to the General Partner.

Credit Facilities

The Operating Partnership is a guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, an unsecured commercial paper program with an aggregate borrowing capacity of $500 million, $300 million of medium-term notes due October 2020, $400 million of medium-term notes due January 2022, a $350 million term loan due September 2023, $300 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025, $300 million of medium-term notes due September 2026, $300 million of medium-term notes due July 2027, $300 million of medium-term notes due January 2028 and $300 million of medium-term notes due January 2029. As of March 31, 2019 and December 31, 2018, the General Partner did not have an outstanding balance under the unsecured revolving credit facility and had $90.0 million and $101.1 million, respectively, outstanding under its unsecured commercial paper program.

The credit facilities are subject to customary financial covenants and limitations.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $27.0 million in variable rate debt that is not subject to interest rate swap contracts as of March 31, 2019. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the three months ended March 31, 2019 would increase by $0.1 million based on the average balance outstanding during the period.

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

The General Partner also utilizes derivative financial instruments owed by the Operating Partnership to manage interest rate risk and generally designates these financial instruments as cash flow hedges. See Note 9, Derivatives and Hedging Activities, in the Notes to the Operating Partnership’s Consolidated Financial Statements for additional discussion of derivative instruments.

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by/(used in) operating activities	$68,627	$70,849
Net cash provided by/(used in) investing activities	(9,658)	86,375
Net cash provided by/(used in) financing activities	(58,588)	(157,011)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018.

Net Income/(Loss) Attributable to OP Unitholders

Net income attributable to OP unitholders was $23.9 million ($0.13 per diluted OP Unit) for the three months ended March 31, 2019, as compared to net income of $91.4 million ($0.50 per diluted OP Unit) for the comparable period in the prior year. The decrease in net income attributable to OP unitholders resulted primarily from the following item, which is discussed in further detail elsewhere within this Report:

•

no gains on the sale of real estate during three months ended March 31, 2019, as compared to gains of $70.3 million on the sale of an operating community in Orange County, California during the three months ended March 31, 2018.

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

The following table summarizes the operating performance of our total property NOI for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended
	March 31, (a)%
	2019	2018	Change
Same-Store Communities:
Same-Store rental income	$99,497	$95,934	3.7%
Same-Store operating expense (b)	(25,713)	(24,704)	4.1%
Same-Store NOI	73,784	71,230	3.6%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (c)	1,337	1,283	4.2%
Redeveloped communities NOI	3,547	3,900	(9.1)%
Non-residential/other NOI	471	1,213	(61.2)%
Sold and held for disposition communities NOI	—	663	(100.0)%
Total Non-Mature Communities/Other NOI	5,355	7,059	(24.1)%
Total property NOI	$79,139	$78,289	1.1%

(a)	Same-Store consists of 15,723 apartment homes.
(b)	Excludes depreciation, amortization, and property management expenses.
(c)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.

The following table is our reconciliation of Net income/(loss) attributable to OP unitholders to total property NOI for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net income/(loss) attributable to OP unitholders	$23,946	$91,427
Property management	2,979	2,931
Other operating expenses	2,400	1,554
Real estate depreciation and amortization	34,654	37,565
General and administrative	4,661	4,309
Casualty-related charges/(recoveries), net	—	342
(Gain)/loss on sale of real estate owned	—	(70,300)
(Income)/loss from unconsolidated entities	2,740	5,017
Interest expense	7,371	5,026
Net income/(loss) attributable to noncontrolling interests	388	418
Total property NOI	$79,139	$78,289

Same-Store Communities

Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2018 and held as of March 31, 2019  consisted of 15,723 apartment homes and provided 93.2% of our total NOI for the three months ended March 31, 2019.

Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018

NOI for our Same-Store Community properties increased 3.6%, or $2.6 million, for the three months ended March 31, 2019 compared to the same period in 2018. The increase in property NOI was primarily attributable to a 3.7%, or $3.6 million, increase in property rental income, which was partially offset by a 4.1%, or $1.0 million, increase in operating expenses. The increase in property income was primarily driven by a 2.7%, or $2.4 million, increase in rental rates and a 10.8%, or $1.1 million, increase in reimbursement and ancillary and fee income. Physical occupancy decreased 0.1% to 96.6% and total income per occupied home increased 3.8% to $2,183 for the three months ended March 31, 2019 compared to the same period in 2018.

The increase in operating expenses was primarily driven by a 17.8%, or $0.6 million, increase in repair and maintenance expense and a 5.9%, or $0.5 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income)  was 74.2% for both the three months ended March 31, 2019 and 2018.

Non-Mature Communities/Other

The Operating Partnership’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties and the non-apartment components of mixed use properties.

Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018

The remaining 6.8%, or $5.4 million, of our total NOI during the three months ended March 31, 2019 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased 24.1%, or $1.7 million, for the three months ended March 31, 2019, compared to the same period in 2018. The decrease was primarily attributable to a $0.7 million decrease in NOI from non-residential/other and a decrease of $0.7 million in NOI from sold communities.

Gain/(Loss) on Sale of Real Estate Owned

During the three months ended March 31, 2019, the Operating Partnership did not recognize any gains on the sale of real estate. During the three months ended March 31, 2018, the Operating Partnership recognized a gain of $70.3 million on the sale of an operating community in Orange County, California.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three months ended March 31, 2019.

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

See our Annual Report on Form 10‑K for the year ended December 31, 2018 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2019, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10‑K for the year ended December 31, 2018.

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

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.

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

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the three months ended March

31, 2019, approximately 51.8% of our total NOI was generated from communities located in the Washington, D.C. metropolitan area (16.3%), Orange County, CA (13.8%), the San Francisco Bay Area, CA (11.9%) and New York, NY (9.8%). For the year ended December 31, 2018, approximately 52.3% of our total NOI was generated from communities located in the Washington, D.C. metropolitan area (17.0%), Orange County, CA (12.8%), the San Francisco Bay Area, CA (12.2%) and New York, NY (10.3%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or local real estate market conditions or regulations, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse.

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

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in partnerships and joint ventures, including those in which we own a preferred interest, with other persons or entities when we believe circumstances warrant the use of such structures. As of March 31, 2019, we had active joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $749.1 million. We could become engaged in a dispute with one or more of our partners which could adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners might refuse to make capital contributions when due and we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners’ interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

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

As a result of our substantial real estate holdings, the cost of insuring our apartment communities is a component of expense. Insurance premiums and the terms and conditions of insurance policies are subject to significant fluctuations and changes, which are generally outside of our control. We insure our properties with insurance companies that we believe have a good rating at the time our policies are put into effect. The financial condition of one or more insurance companies that we hold policies with may be negatively impacted, which could result in their inability to pay on future insurance claims. Their inability to pay future claims may have a negative impact on our financial results. In addition, the failure or exit or partial exit from an insurance market of one or more insurance companies may affect our ability to obtain insurance or increase the costs to renew or replace our insurance policies or increase the cost of insuring properties.

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

The Adoption of, or Changes to, Rent Control, Rent Stabilization, Eviction, Tenants’ Rights and Similar Laws and Regulations in Our Markets Could Have an Adverse Effect on Our Results of Operations and Property Values. Various state and local governments have enacted and may continue to enact rent control, rent stabilization and similar laws and regulations that could limit our ability to raise rents or charge certain fees. We have seen a recent increase in governments considering, or being urged to consider, such laws and regulations. State and local governments also may make changes to eviction and other tenants’ rights laws and regulations that could adversely impact our results of operations and the value of our properties. Laws and regulations regarding rent control, rent stabilization, eviction, tenants’ rights, and similar matters, as well as any lawsuits against us arising from such laws and regulations, may limit our ability to charge market rents, increase rents, evict delinquent tenants or recover increases in our operating expenses, which could have an adverse effect on our results of operations and the value of our properties.

Compliance with or Changes in Real Estate Tax and Other Laws and Regulations Could Adversely Affect Our Funds from Operations and Our Ability to Make Distributions to Stockholders. We are subject to federal, state and local laws, regulations, rules and ordinances at locations where we operate regarding a wide variety of matters that could affect, directly or indirectly, our operations. Generally, we do not directly pass through costs resulting from compliance with or changes in real estate tax laws to residential property tenants. We also do not generally pass through increases in income, service or other taxes to tenants under leases. These costs may adversely affect net operating income and the ability to make distributions to stockholders. Similarly, compliance with or changes in (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions or (ii) laws and regulations regulating housing, such as the Americans with Disabilities Act and the Fair Housing Amendments Act of 1988, may result in significant unanticipated expenditures or unanticipated reductions in revenue, which could adversely affect our financial condition and results of operations. In addition, changes in federal and state legislation and regulation on climate change may result in increased capital expenditures to improve the energy efficiency of our existing communities and also may require us to spend more on our new development communities without a corresponding increase in revenue.

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

Risks Related to Ground leases. We have in the past and may in the future enter into, as either landlord or tenant, a long-term ground lease with respect to a property or a portion thereof. Such ground leases may contain a rent reset provision that requires both parties to agree to a new rent or is based upon factors, for example fair market rent, that are not objective and are not within our control. We may not be able to agree with the counterparty to a revised rental rate, or the revised rental rate may be set by external factors, which could result in a different rental rate than we forecasted. In the past we have had disagreements with respect to revised rental rates and the disagreements have gone to arbitration (for resolution as provided in the applicable lease agreement). In addition, the other party may not perform as expected under the ground lease or there may be a dispute with the other party to the ground lease. Any of these circumstances could have an adverse effect on our business, financial condition or operating results.

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of March 31, 2019, UDR had approximately $274.0 million of variable rate indebtedness outstanding, which constitutes approximately 7.6% of total outstanding indebtedness as of such date. As of March 31, 2019, the Operating Partnership had approximately $27.0 million of variable rate indebtedness outstanding, which constitutes all outstanding indebtedness to third parties as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties.

The Phase-Out of LIBOR and Transition to SOFR as a Benchmark Interest Rate Could Have Adverse Effects. In 2018, the Alternative Reference Rate Committee identified the Secured Overnight Financing Rate (“SOFR”) as the alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, published by the Federal Reserve Bank of New York.  By the end of 2021, it is expected that no new contracts will reference LIBOR and will instead use SOFR. Due to the broad use of LIBOR as a reference rate, all financial market participants, including the Company, are impacted by the risks associated with this transition and therefore it could adversely affect our operations and cash flows.

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

During the three months ended March 31, 2019, we issued 4,311 shares of our common stock upon redemption of OP Units in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Repurchase of Equity Securities

In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under these programs during the three months ended March 31, 2019:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (a)
Beginning Balance	10,560,863	$22.66	10,560,863	14,439,137
January 1, 2019 through January 31, 2019	—	—	—	14,439,137
February 1, 2019 through February 28, 2019	—	—	—	14,439,137
March 1, 2019 through March 31, 2019	—	—	—	14,439,137
Balance as of March 31, 2019	10,560,863	$22.66	10,560,863	14,439,137

(a)

This number reflects the amount of shares that were available for purchase under our 10 million share repurchase program authorized in February 2006 and our 15 million share repurchase program authorized in January 2008.

During the three months ended March 31, 2019, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock and the exercise of stock options issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended March 31, 2019:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
January 1, 2019 through January 31, 2019	17,045	$38.39	N/A	N/A
February 1, 2019 through February 28, 2019	47,611	44.45	N/A	N/A
March 1, 2019 through March 31, 2019	—	—	N/A	N/A
Total	64,656	$42.85

(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.

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

3.6

Amended and Restated Bylaws of UDR, Inc. (as amended through May 24, 2018) (incorporated by reference to Exhibit 3.6 to UDR, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2018).

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

3.18

Tenth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of October 29, 2018 (incorporated by reference to Exhibit 3.18 to UDR, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2018).

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

101

XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10‑Q for the periods ended March 31, 2019, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., (vi) notes to consolidated financial statements of UDR, Inc., (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of changes in capital of United Dominion Realty, L.P., (x) consolidated statements of cash flows of United Dominion Realty, L.P., and (xi) notes to consolidated financial statements of United Dominion Realty, L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
Date:	May 1, 2019	/s/ Joseph D. Fisher
Joseph D. Fisher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

United Dominion Realty, L.P.
By: UDR, Inc., its general partner
Date:	May 1, 2019	/s/ Joseph D. Fisher
Joseph D. Fisher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)