Form 10-Q
period 2019-06-30
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2019-07-31
CIK 74208, 1018254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(720) 283-6120

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	UDR	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

UDR, Inc.	Yes ⌧ No ◻
United Dominion Realty, L.P.	Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

UDR, Inc.	Yes ⌧ No ◻
United Dominion Realty, L.P.	Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

⌧
UDR, Inc.:
Large Accelerated Filer ⌧	Accelerated Filer ◻	Non-Accelerated Filer ◻	Smaller Reporting Company ☐
Emerging Growth Company ☐

⌧
United Dominion Realty, L.P.:
Large Accelerated Filer ◻	Accelerated Filer ◻	Non-Accelerated Filer ⌧	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

UDR, Inc.	☐
United Dominion Realty, L.P.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

UDR, Inc.	Yes ☐ No ⌧
United Dominion Realty, L.P.	Yes ☐ No ⌧

The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of July 29, 2019 was 285,282,476.

UDR, INC.

UNITED DOMINION REALTY, L.P.

Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4

EXPLANATORY NOTE

This Report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2019 of UDR, Inc., a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR, Inc. is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company,” “UDR” or “UDR, Inc.” refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including United Dominion Realty, L.P. and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”), also a Delaware limited partnership of which UDR is the sole general partner. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or the “OP” refer to United Dominion Realty, L.P., together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership and the DownREIT Partnership are referred to as “OP Units” and “DownREIT Units,” respectively, and the holders of the OP Units and DownREIT Units are referred to as “unitholders.” This combined Form 10-Q is being filed separately by UDR and the Operating Partnership.

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

As of June 30, 2019, UDR owned 110,883 units (100%) of the general partnership interests of the Operating Partnership and 176,099,189 OP Units, representing approximately 95.7% of the total outstanding OP Units in the Operating Partnership. UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and UDR’s role as the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are presented in this report for each of UDR and the Operating Partnership.

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$11,011,516	$10,196,159
Less: accumulated depreciation	(3,878,897)	(3,654,160)
Total real estate owned, net of accumulated depreciation	7,132,619	6,541,999
Cash and cash equivalents	981	185,216
Restricted cash	23,042	23,675
Notes receivable, net	37,494	42,259
Investment in and advances to unconsolidated joint ventures, net	769,000	780,869
Operating lease right-of-use assets	93,939	—
Other assets	140,191	137,710
Total assets	$8,197,266	$7,711,728

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$598,389	$601,227
Unsecured debt, net	3,272,200	2,946,560
Operating lease liabilities	88,099	—
Real estate taxes payable	23,919	20,608
Accrued interest payable	42,029	38,747
Security deposits and prepaid rent	35,222	35,060
Distributions payable	105,611	97,666
Accounts payable, accrued expenses, and other liabilities	63,250	76,343
Total liabilities	4,228,719	3,816,211

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	1,000,532	972,740

Equity:
Preferred stock, no par value; 50,000,000 shares authorized:
8.00% Series E Cumulative Convertible; 2,780,994 shares issued and outstanding at June 30, 2019 and December 31, 2018	46,200	46,200
Series F; 15,097,917 and 15,802,393 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1	1
Common stock, $0.01 par value; 350,000,000 shares authorized:
283,104,643 and 275,545,900 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	2,831	2,755
Additional paid-in capital	5,244,819	4,920,732
Distributions in excess of net income	(2,336,609)	(2,063,996)
Accumulated other comprehensive income/(loss), net	(7,838)	(67)
Total stockholders’ equity	2,949,404	2,905,625
Noncontrolling interests	18,611	17,152
Total equity	2,968,015	2,922,777
Total liabilities and equity	$8,197,266	$7,711,728

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUES:
Rental income	$278,463	$256,634	$546,385	$507,117
Joint venture management and other fees	2,845	3,109	5,596	5,931
Total revenues	281,308	259,743	551,981	513,048
OPERATING EXPENSES:
Property operating and maintenance	42,894	41,452	84,833	82,039
Real estate taxes and insurance	35,834	31,907	72,134	65,189
Property management	8,006	7,057	15,709	13,945
Other operating expenses	2,735	2,825	8,381	4,834
Real estate depreciation and amortization	117,934	106,520	230,402	214,656
General and administrative	12,338	12,373	24,805	24,132
Casualty-related charges/(recoveries), net	246	746	246	1,686
Other depreciation and amortization	1,678	1,684	3,334	3,375
Total operating expenses	221,665	204,564	439,844	409,856
Gain/(loss) on sale of real estate owned	5,282	—	5,282	70,300
Operating income	64,925	55,179	117,419	173,492

Income/(loss) from unconsolidated entities	6,625	(2,032)	6,674	(3,709)
Interest expense	(34,417)	(31,598)	(67,959)	(61,541)
Interest income and other income/(expense), net	1,310	1,128	11,123	3,887
Income/(loss) before income taxes	38,443	22,677	67,257	112,129
Tax (provision)/benefit, net	(125)	(233)	(2,337)	(460)
Net income/(loss)	38,318	22,444	64,920	111,669
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(2,652)	(1,813)	(4,709)	(9,203)
Net (income)/loss attributable to noncontrolling interests	(47)	(30)	(89)	(109)
Net income/(loss) attributable to UDR, Inc.	35,619	20,601	60,122	102,357
Distributions to preferred stockholders — Series E (Convertible)	(1,031)	(971)	(2,042)	(1,926)
Net income/(loss) attributable to common stockholders	$34,588	$19,630	$58,080	$100,431

Income/(loss) per weighted average common share:
Basic	$0.12	$0.07	$0.21	$0.38
Diluted	$0.12	$0.07	$0.21	$0.37

Weighted average number of common shares outstanding:
Basic	281,960	267,311	279,494	267,428
Diluted	282,575	268,890	280,081	269,002

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income/(loss)	$38,318	$22,444	$64,920	$111,669
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(4,311)	282	(6,522)	1,992
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	(933)	(426)	(1,880)	(598)
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	(5,244)	(144)	(8,402)	1,394
Comprehensive income/(loss)	33,074	22,300	56,518	113,063
Comprehensive (income)/loss attributable to noncontrolling interests	(2,320)	(1,830)	(4,167)	(9,432)
Comprehensive income/(loss) attributable to UDR, Inc.	$30,754	$20,470	$52,351	$103,631

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

(Unaudited)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at March 31, 2019	$46,201	$2,818	$5,184,195	$(2,281,262)	$(2,970)	$13,382	$2,962,364
Net income/(loss) attributable to UDR, Inc.	—	—	—	35,619	—	—	35,619
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	27	27
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	5,202	5,202
Other comprehensive income/(loss)	—	—	—	—	(4,868)	—	(4,868)
Issuance/(forfeiture) of common and restricted shares, net	—	—	1,201	—	—	—	1,201
Issuance of common shares through public offering, net	—	5	20,688	—	—	—	20,693
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	8	38,735	—	—	—	38,743
Common stock distributions declared ($0.3425 per share)	—	—	—	(96,962)	—	—	(96,962)
Preferred stock distributions declared-Series E ($0.3708 per share)	—	—	—	(1,031)	—	—	(1,031)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	7,027	—	—	7,027
Balance at June 30, 2019	$46,201	$2,831	$5,244,819	$(2,336,609)	$(7,838)	$18,611	$2,968,015

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2018	$46,201	$2,755	$4,920,732	$(2,063,996)	$(67)	$17,152	$2,922,777
Net income/(loss) attributable to UDR, Inc.	—	—	—	60,122	—	—	60,122
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	57	57
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	125	125
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	1,277	1,277
Other comprehensive income/(loss)	—	—	—	—	(7,771)	—	(7,771)
Issuance/(forfeiture) of common and restricted shares, net	—	—	(298)	—	—	—	(298)
Issuance of common shares through public offering, net	—	49	212,823	—	—	—	212,872
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	27	111,562	—	—	—	111,589
Common stock distributions declared ($0.6850 per share)	—	—	—	(193,523)	—	—	(193,523)
Preferred stock distributions declared-Series E ($0.7416 per share)	—	—	—	(2,042)	—	—	(2,042)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(137,170)	—	—	(137,170)
Balance at June 30, 2019	$46,201	$2,831	$5,244,819	$(2,336,609)	$(7,838)	$18,611	$2,968,015

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at March 31, 2018	$46,201	$2,676	$4,638,766	$(1,808,907)	$(1,276)	$8,318	$2,885,778
Net income/(loss) attributable to UDR, Inc.	—	—	—	20,601	—	—	20,601
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	16	16
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—	—	—
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	2,922	2,922
Other comprehensive income/(loss)	—	—	—	—	(131)	—	(131)
Issuance/(forfeiture) of common and restricted shares, net	—	—	(583)	—	—	—	(583)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	1	964	—	—	—	965
Common stock distributions declared ($0.3225 per share)	—	—	—	(86,332)	—	—	(86,332)
Preferred stock distributions declared-Series E ($0.3492 per share)	—	—	—	(971)	—	—	(971)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(53,515)	—	—	(53,515)
Balance at June 30, 2018	$46,201	$2,677	$4,639,147	$(1,929,124)	$(1,407)	$11,256	$2,768,750

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2017	$46,201	$2,678	$4,651,205	$(1,871,603)	$(2,681)	$9,564	$2,835,364
Net income/(loss) attributable to UDR, Inc.	—	—	—	102,357	—	—	102,357
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	86	86
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	108	108
Repurchase of common shares	—	(6)	(19,982)	—	—	—	(19,988)
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	1,498	1,498
Other comprehensive income/(loss)	—	—	—	—	1,274	—	1,274
Issuance/(forfeiture) of common and restricted shares, net	—	—	(4,731)	—	—	—	(4,731)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	5	12,655	—	—	—	12,660
Common stock distributions declared ($0.6450 per share)	—	—	—	(172,654)	—	—	(172,654)
Preferred stock distributions declared-Series E ($0.6984 per share)	—	—	—	(1,926)	—	—	(1,926)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	14,702	—	—	14,702
Balance at June 30, 2018	$46,201	$2,677	$4,639,147	$(1,929,124)	$(1,407)	$11,256	$2,768,750

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net income/(loss)	$64,920	$111,669
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	233,736	218,031
(Gain)/loss on sale of real estate owned	(5,282)	(70,300)
(Income)/loss from unconsolidated entities	(6,674)	3,709
Return on investment in unconsolidated joint ventures	3,078	1,371
Amortization of share-based compensation	10,316	7,082
Other	6,587	2,259
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(2,166)	(15,702)
Increase/(decrease) in operating liabilities	(18,094)	(3,018)
Net cash provided by/(used in) operating activities	286,421	255,101

Investing Activities
Acquisition of real estate assets	(730,820)	—
Proceeds from sales of real estate investments, net	38,000	89,433
Development of real estate assets	(10,333)	(108,175)
Capital expenditures and other major improvements — real estate assets	(70,240)	(44,612)
Capital expenditures — non-real estate assets	(7,147)	(1,501)
Investment in unconsolidated joint ventures	(51,874)	(41,545)
Distributions received from unconsolidated joint ventures	26,906	17,385
Purchase deposits on pending acquisitions	(5,250)	(1,000)
Repayment/(issuance) of notes receivable, net	4,765	(21,240)
Net cash provided by/(used in) investing activities	(805,993)	(111,255)

Financing Activities
Payments on secured debt	(1,900)	(2,305)
Net proceeds/(repayment) of commercial paper	290,885	55,000
Net proceeds/(repayment) of revolving bank debt	33,362	28,180
Proceeds from the issuance of common shares through public offering, net	212,872	—
Repurchase of common shares	—	(19,988)
Distributions paid to redeemable noncontrolling interests	(16,805)	(16,140)
Distributions paid to preferred stockholders	(2,001)	(1,894)
Distributions paid to common stockholders	(185,423)	(169,357)
Other	3,714	(8,260)
Net cash provided by/(used in) financing activities	334,704	(134,764)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(184,868)	9,082
Cash, cash equivalents, and restricted cash, beginning of year	208,891	21,830
Cash, cash equivalents, and restricted cash, end of period	$24,023	$30,912

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$67,474	$58,203
Cash paid/(refunds received) for income taxes	1,408	729
Non-cash transactions:
Transfer of investment in and advances to unconsolidated joint ventures to real estate owned	$40,433	$—
Recognition of operating lease right-of-use assets	94,349	—
Recognition of operating lease liabilities	88,336	—
Vesting of LTIP Units	14,742	4,397
Development costs and capital expenditures incurred but not yet paid	12,251	32,613
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (2,690,198 shares in 2019 and 330,573 shares in 2018)	111,589	12,660
Dividends declared but not yet paid	105,611	95,131

The following reconciles cash, cash equivalents, and restricted cash to amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$185,216	$2,038
Restricted cash	23,675	19,792
Total cash, cash equivalents, and restricted cash as shown above	$208,891	$21,830
Cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$981	$1,055
Restricted cash	23,042	29,857
Total cash, cash equivalents, and restricted cash as shown above	$24,023	$30,912

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

1. BASIS OF PRESENTATION

Basis of Presentation

UDR, Inc., collectively with our consolidated subsidiaries (“UDR,” the “Company,” “we,” “our,” or “us”), is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of June 30, 2019, there were 184,063,542 units in the Operating Partnership (“OP Units”) outstanding, of which 176,210,072 OP Units, or 95.7%, were owned by UDR and 7,853,470 OP Units, or 4.3%, were owned by outside limited partners. As of June 30, 2019, there were 32,367,380 units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 17,932,313, or 55.4%, were owned by UDR (including 13,470,651 DownREIT Units, or 41.6%, that were held by the Operating Partnership) and 14,435,067, or 44.6%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of June 30, 2019, and results of operations for the three and six months ended June 30, 2019 and 2018, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2018 appearing in UDR’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 19, 2019.

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

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those noted in Note 5, Joint Ventures and Partnerships, Note 7, Secured and Unsecured Debt, Net, Note 8, Income/(Loss) per Share and Note 13, Commitments and Contingencies.

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, and to present the net amount of the financial instrument expected to be collected. The updated standard will be effective for the Company on January 1, 2020. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which amends the transition requirements and scope of ASU 2016-13 and clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. The Company is currently evaluating the effect that the updated standard will have on the consolidated financial statements and related disclosures.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2019

In February 2016, the FASB issued ASU 2016-02, Leases. The standard amended the existing lease accounting guidance and required lessees to recognize a lease liability and a right-of-use asset for all leases on their balance sheets. Lessees of operating leases continued to recognize lease expense in a manner similar to previous accounting. For lessors, accounting for leases under the new guidance was substantially the same as in prior periods, but eliminated current real estate-specific provisions and changed the treatment of initial direct costs. The standard was effective for the Company on January 1, 2019.

The Company elected the following package of practical expedients provided by the standard: (i) an entity need not reassess whether any expired or existing contract is a lease or contains a lease, (ii) an entity need not reassess the lease classification of any expired or existing leases, and (iii) an entity need not reassess initial direct costs for any existing leases. The Company also elected the short-term lease exception provided for in the standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year.

The Company recognized right-of-use assets of $94.3 million and lease liabilities of $88.3 million as of January 1, 2019 upon adoption of the standard. The right-of-use assets included $6.0 million of prepaid rent and intangible assets that was included within Other assets on our Consolidated Balance Sheets as of December 31, 2018.

The lease liabilities represent the present value of the remaining minimum lease payments as of January 1, 2019 related to ground leases for communities where we are the lessee. The right-of-use assets represent our right to use an underlying asset for the lease term, which are calculated utilizing the lease liabilities plus any prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. Our right-of-use assets and related lease liabilities recognized as of January 1, 2019 may change as a result of updates to the projected future minimum lease payments. Certain of our ground lease agreements where we are the lessee have future minimum lease payments that reset in the future based upon a percentage of the fair market value of the land at the time of the reset. One of these resets is in process as of June 30, 2019 and is estimated to increase our right-of-use assets and lease liabilities up to a maximum of $146.5 million and $140.6 million, respectively, during the remainder of 2019. The Company will continue to recognize lease expense for these leases in a manner similar to previous accounting based on our election of the package of practical expedients. However, in the event we modify existing ground leases and/or enter into new ground leases subsequent to the adoption of the standard, such leases would likely be classified as finance leases under the standard and require expense recognition based on the effective interest method. Under the standard, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, subsequent to the adoption of the standard, we are now expensing non-incremental leasing costs as incurred.

In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements, which provided entities with relief from the costs of implementing certain aspects of ASU 2016-02, Leases. The ASU provided a practical expedient which allowed lessors to not separate lease and non-lease components in a contract and allocate the consideration in the contract to the separate components if both: (i) the timing and pattern of revenue recognition for the non-lease component and the related lease component are the same and (ii) the combined single lease component would be classified as an operating lease. The Company elected the practical expedient to account for lease and non-lease components as a single component in lease contracts where we are the lessor. The ASU also provided a transition option that permitted entities to not recast the comparative periods presented when transitioning to the standard, which the Company also elected.

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

JUNE 30, 2019

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

Notes Receivable

The following table summarizes our Notes receivable, net as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	Interest rate at	Balance Outstanding
	June 30,	June 30,	December 31,
	2019	2019	2018
Note due December 2019 (a)	12.00%	$20,000	$20,000
Note due February 2020 (b)	10.00%	15,244	14,659
Note due October 2020 (c)	8.00%	2,250	2,000
Note due August 2022 (d)	10.00%	—	5,600
Total notes receivable, net		$37,494	$42,259
(a)	In March 2018, the Company entered into a secured note with an unaffiliated third party with an aggregate commitment of $20.0 million, of which $20.0 million has been funded. Interest payments are due when the loan matures. In March 2019, the note’s maturity was extended to December 27, 2019, and the note is secured by a parcel of land.
(b)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $16.4 million, of which $15.2 million has been funded, including $0.6 million funded during the six months ended June 30, 2019. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the eighth anniversary of the date of the note (February 2020).
(c)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $2.3 million, of which $2.3 million has been funded, including $0.3 million funded during the six months ended June 30, 2019. Interest payments are due when the loan matures. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $10.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (October 2020).
(d)	In January 2019, the $5.6 million secured note was repaid in full along with the contractually accrued interest of $0.2 million and an additional $8.5 million of promoted interest in conjunction with the unaffiliated third party being acquired.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2019

The Company recognized $1.2 million and $1.1 million of interest income from notes receivable during the three months ended June 30, 2019 and 2018, respectively, and $2.3 million and $1.7 million of interest income and $8.5 million and zero of promoted interest from notes receivable during the six months ended June 30, 2019 and 2018, respectively, none of which was related party interest. Interest income and promoted interest are included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and six months ended June 30, 2019 and 2018, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 11, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three months ended June 30, 2019 and 2018 was $(0.4) million and $(0.1) million, respectively, and during the six months ended June 30, 2019 and 2018 was $(0.6) million and $0.1 million, respectively.

Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as taxable REIT subsidiaries (“TRS”).

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of June 30, 2019 and December 31, 2018, UDR’s net deferred tax asset/(liability) was less than $(0.1) million and less than $(0.1) million, respectively.

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

UDR had no material unrecognized tax benefit, accrued interest or penalties at June 30, 2019. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2015 through 2018 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2019

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of June 30, 2019, the Company owned and consolidated 135 communities in 12 states plus the District of Columbia totaling 42,292 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30,	December 31,
	2019	2018
Land	$1,965,577	$1,849,799
Depreciable property — held and used:
Land improvements	217,208	213,224
Building, improvements, and furniture, fixtures and equipment	8,792,777	8,133,136
Real estate intangible assets	35,954	—
Real estate owned	11,011,516	10,196,159
Accumulated depreciation	(3,878,897)	(3,654,160)
Real estate owned, net	$7,132,619	$6,541,999

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2019

In April 2019, the Company acquired a 498 apartment home operating community located in Towson, Maryland for approximately $86.4 million. The Company increased its real estate assets owned by approximately $82.5 million and recorded approximately $3.9 million of in-place lease intangibles.

In May 2019, the Company acquired a 313 apartment home operating community located in King of Prussia, Pennsylvania for approximately $107.3 million. The Company increased its real estate assets owned by approximately $106.4 million and recorded approximately $0.9 million of in-place lease intangibles.

In May 2019, the Company acquired a 240 apartment home operating community located in St. Petersburg, Florida for approximately $49.4 million. The Company increased its real estate assets owned by approximately $48.2 million and recorded approximately $1.2 million of in-place lease intangibles.

In June 2019, the Company acquired a 200 apartment home operating community located in Waltham, Massachusetts for approximately $84.6 million. The Company increased its real estate assets owned by approximately $82.6 million and recorded approximately $2.0 million of in-place lease intangibles.

Dispositions

In June 2019, the Company sold a parcel of land located in Los Angeles, California for $38.0 million, resulting in a gain of approximately $5.3 million. Prior to the sale, the parcel of land was subject to a ground lease, under which UDR was the lessor, scheduled to expire in 2065. The ground lease included a purchase option for the lessee to acquire the land during specific periods of the ground lease term. During the second quarter, the lessee exercised the purchase option resulting in this sale by the Company and the ground lease being terminated.

Prior to the sale, the purchase option was not deemed to be a bargain purchase option. This ground lease existed as of the adoption of the new lease accounting guidance on January 1, 2019 and we did not reassess lease classification per the practical expedient provided by the standard. As a result, this ground lease continued to be classified as an operating lease and the land parcel subject to the ground lease continued to be recognized in Real estate held for investment on our Consolidated Balance Sheets until the sale in June 2019.

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the three months ended June 30, 2019 and 2018, were $1.8 million and $1.6 million, respectively, and $5.0 million and $5.0 million for the six months ended June 30, 2019 and 2018, respectively. Total interest capitalized was $1.2 million and $3.6 million for the three months ended June 30, 2019 and 2018, respectively, and $2.3 million and $8.2 million for the six months ended June 30, 2019 and 2018, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2019

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

5. JOINT VENTURES AND PARTNERSHIPS

UDR has entered into joint ventures and partnerships with unrelated third parties to own, operate, acquire, renovate, develop, redevelop, dispose of, and manage real estate assets that are either consolidated and included in Real estate owned on the Consolidated Balance Sheets or are accounted for under the equity method of accounting, and are included in Investment in and advances to unconsolidated joint ventures, net, on the Consolidated Balance Sheets. The Company consolidates the entities that we control as well as any variable interest entity where we are the primary beneficiary. Under the VIE model, the Company consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Company consolidates an entity when it controls the entity through ownership of a majority voting interest.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2019

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of June 30, 2019 and December 31, 2018 (dollars in thousands):

				Number of
		Number of		Apartment
		Properties		Homes	Investment at		UDR’s Ownership Interest
	Location of	June 30,		June 30,	June 30,	December 31,	June 30,	December 31,
Joint Venture	Properties	2019		2019	2019	2018	2019	2018
Operating and development:
UDR/MetLife I	Los Angeles, CA	1	operating community	150	$30,292	$30,839	50.0%	50.0%
UDR/MetLife II	Various	18	operating communities	4,059	302,236	296,807	50.0%	50.0%
Other UDR/MetLife	Various	5	operating communities	1,437	107,350	115,668	50.6%	50.6%
Joint Ventures
UDR/MetLife Vitruvian Park®	Addison, TX	4	operating communities;	1,879	74,049	71,730	50.0%	50.0%
		1	development community (a);
		4	land parcels
UDR/KFH (b)	Washington, D.C.	2	operating communities	443	(2,006)	5,507	30.0%	30.0%
West Coast Development Joint Ventures (c)	Los Angeles, CA	1	operating community	293	35,394	36,143	47.0%	47.0%
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment, preferred equity investments and other investments					$547,315	$556,694

							Income/(loss) from investments
					Investment at		Three Months Ended		Six Months Ended
			Years To	UDR	June 30,	December 31,	June 30,		June 30,
Developer Capital Program (d)	Location	Rate	Maturity	Commitment (e)	2019	2018	2019	2018	2019	2018
Preferred equity investments:
West Coast Development Joint Ventures (c)	Various	6.5%	N/A	$—	$17,295	$65,417	$(10)	$153	$(171)	$949
1532 Harrison (f)	San Francisco, CA	11.0%	3.0	24,645	28,943	24,986	774	430	1,522	771
1200 Broadway (g)	Nashville, TN	8.0%	3.3	55,558	61,395	58,982	1,206	603	2,375	1,011
Junction (h)	Santa Monica, CA	12.0%	3.1	8,800	9,773	9,211	287	—	562	—
1300 Fairmount (i)	Philadelphia, PA	Variable	4.1	51,393	23,373	8,318	519	—	794	—
Essex (j)	Orlando, FL	12.5%	4.2	12,886	13,905	9,940	407	—	739	—
Modera Lake Merritt (k)	Oakland, CA	9.0%	5.0	27,250	14,549	—	256	—	256	—
Other investments:
The Portals (l)	Washington, D.C.	11.0%	1.9	38,559	45,574	43,167	1,234	829	2,407	1,508
Other investment ventures	N/A	N/A	N/A	$18,000	6,878	4,154	$(100)	$(95)	$25	$(185)
Total Developer Capital Program					221,685	224,175
Total investment in and advances to unconsolidated joint ventures, net					$769,000	$780,869
(a)	The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes upon completion of development. As of June 30, 2019, no apartment homes had been completed in the development community held by UDR/MetLife Vitruvian Park®.
(b)	In May 2019, the joint venture sold one community, a 217 home operating community in Arlington, Virginia, for a sales price of approximately $74.8 million. As a result, the Company recorded a gain on the sale of approximately $5.3 million, which is included in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations. As of June 30, 2019, the remaining two communities held by the joint venture were classified as held for disposition.

In July 2019, the joint venture sold the second community, a 151 home operating community in Silver Spring, Maryland, for a sales price of approximately $43.5 million. As a result, the Company recorded a gain on the sale of approximately $5.3 million.

During the three months ended June 30, 2019, the Company entered into a contract to acquire the third community for a purchase price at 100% of approximately $184.0 million. As the Company currently holds a 30% ownership interest in the community, it expects to pay approximately $128.8 million for the remaining 70% ownership interest. As such, the Company has disclosed a purchase price commitment (see Note 13, Commitments and Contingencies). The acquisition is expected to close in 2019, subject to customary closing conditions. Upon closing of the acquisition, the UDR/KFH joint venture will terminate.

(c)	In 2015, the Company entered into a joint venture agreement with an unaffiliated joint venture partner and paid $136.3 million for a 48% ownership interest in a portfolio of five communities that were under construction. The communities are located in three of the Company’s core, coastal markets: Seattle, Washington, Los Angeles, California and Orange County, California. UDR earns a 6.5% preferred return on its investment through each individual community’s date of stabilization, defined as when a community reaches 80% occupancy for 90 consecutive days, while the joint venture partner is allocated all operating income and expense during the pre-

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2019

stabilization period. Upon stabilization, income and expense are shared based on each partner’s ownership percentage and the Company no longer receives a 6.5% preferred return on its investment in the stabilized community. The Company serves as property manager and earns a management fee during the lease-up phase and subsequent operation of each of the communities. The unaffiliated joint venture partner is the general partner of the joint venture and the developer of the communities. The Company has concluded it does not control the joint ventures and, therefore, accounts for them under the equity method of accounting.

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

In 2017, the Company entered into two additional joint venture agreements with the unaffiliated joint venture partner and paid $15.5 million for a 49% ownership interest in a 155 apartment home community in Seattle, Washington and $16.1 million for a 49% ownership interest in a 276 apartment home community in Hillsboro, Oregon (together with the 2015 joint venture described above, the “West Coast Development Joint Ventures”). UDR earns a 6.5% preferred return on its investments through the communities’ date of stabilization, as defined above, while our joint venture partner is allocated all operating income and expense during the pre-stabilization period. Upon stabilization of the communities, income and expense will be shared based on each partner’s ownership percentage and the Company will no longer receive a 6.5% preferred return on its investment. The Company will serve as property manager and will earn a management fee during the lease-up phase and subsequent operation of the stabilized communities. The unaffiliated joint venture partner is the general partner and the developer of the communities. The Company has concluded it does not control the joint ventures and, therefore, accounts for them under the equity method of accounting.

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

The Company’s recorded equity investment in the West Coast Development Joint Ventures at June 30, 2019 and December 31, 2018, of $52.7 million and $101.6 million, respectively, is inclusive of outside basis costs and our accrued but unpaid preferred return.

(d)	The Developer Capital Program is a program through which the Company makes investments, including preferred equity investments, mezzanine loans or other structured investments that may receive a fixed or variable yield on the investment and may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property and/or holds fixed price purchase options.
(e)	Represents UDR’s maximum funding commitment only and therefore excludes other activity such as income from investments.
(f)	In June 2017, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 136 apartment home community in San Francisco, California. The Company’s preferred

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2019

equity investment of up to $24.6 million earns a preferred return of 11.0% per annum. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and, therefore, accounts for it under the equity method of accounting.
(g)	In September 2017, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 313 apartment home community in Nashville, Tennessee. The Company’s preferred equity investment of up to $55.6 million earns a preferred return of 8.0% per annum and receives a variable percentage of the value created from the project upon a capital or liquidating event. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and, therefore, accounts for it under the equity method of accounting.
(h)	In August 2018, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 66 apartment home community in Santa Monica, CA. The Company’s preferred equity investment of $8.8 million earns a preferred return of 12.0% per annum. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and, therefore, accounts for it under the equity method of accounting.
(i)	In August 2018, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 471 apartment home community in Philadelphia, PA. The Company’s preferred equity investment of up to $51.4 million earns a preferred return between 8.5% and 12.0% per annum and receives a variable percentage of the value created from the project upon a capital or liquidating event. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and, therefore, accounts for it under the equity method of accounting.
(j)	In September 2018, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 330 apartment home community in Orlando, FL. The Company’s preferred equity investment of up to $12.9 million earns a preferred return of 12.5% per annum. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and, therefore, accounts for it under the equity method of accounting.
(k)	In April 2019, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 173 apartment home community in Oakland, CA. The Company’s preferred equity investment of up to $27.3 million earns a preferred return of 9.0% per annum and receives a variable percentage of the value created from the project upon a capital or liquidating event. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and, therefore, accounts for it under the equity method of accounting.
(l)	In May 2017, the Company entered into a joint venture agreement with an unaffiliated joint venture partner. The joint venture has made a mezzanine loan to a third party developer of a 373 apartment home community in Washington, D.C. The unaffiliated joint venture partner is the managing member of the joint venture. The mezzanine loan is for up to $71.0 million at an interest rate of 13.5% per annum and carries a term of four years with one 12-month extension option. The Company’s commitment to the joint venture is approximately $38.6 million and earns a weighted average return of approximately 11.0% per annum. The Company has concluded that it does not control the joint venture and, therefore, accounts for it under the equity method of accounting.

As of June 30, 2019 and December 31, 2018, the Company had deferred fees of $10.6 million and $11.0 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $2.8 million and $3.1 million during the three months ended June 30, 2019 and 2018, respectively, and $5.6 million and $5.8 million for the six months ended June 30, 2019 and 2018, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2019

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the three and six months ended June 30, 2019 and 2018.

Combined summary balance sheets relating to the unconsolidated joint ventures and partnerships (not just our proportionate share) are presented below as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30,	December 31,
	2019	2018
Total real estate, net	$3,065,052	$3,311,034
Assets held for disposition	124,037	—
Cash and cash equivalents	41,192	49,867
Other assets	143,228	124,428
Total assets	$3,373,509	$3,485,329

Third party debt, net	$1,886,009	$2,125,350
Liabilities held for disposition	130,938	—
Accounts payable and accrued liabilities	65,565	71,272
Total liabilities	2,082,512	2,196,622
Total equity	$1,290,997	$1,288,707

Combined summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total revenues	$76,926	$70,980	$158,458	$138,937
Property operating expenses	29,256	28,402	59,568	55,339
Real estate depreciation and amortization	28,054	28,670	57,634	55,518
Operating income/(loss)	19,616	13,908	41,256	28,080
Interest expense	(21,606)	(21,665)	(43,530)	(41,071)
Gain/(loss) on sale of property	18,357	—	18,357	—
Other income/(loss)	9	106	1,634	101
Net income/(loss)	$16,376	$(7,651)	$17,717	$(12,890)

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

As of June 30, 2019, the Operating lease right-of-use assets was $93.9 million and the Operating lease liabilities was $88.1 million on our Consolidated Balance Sheets related to our ground and office space leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. The calculation of these

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2019

amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Company’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 70.5 years at June 30, 2019 and the weighted average discount rate was 5.2% at June 30, 2019.

Future minimum lease payments and total operating lease liabilities from our ground leases and office space as of June 30, 2019 are as follows (dollars in thousands):

	Ground Leases	Office Space	Total
2019	$2,451	$39	$2,490
2020	4,901	76	4,977
2021	4,901	32	4,933
2022	4,901	-	4,901
2023	4,901	-	4,901
Thereafter	313,918	-	313,918
Total future minimum lease payments (undiscounted)	335,973	147	336,120
Difference between future undiscounted cash flows and discounted cash flows	(248,014)	(7)	(248,021)
Total operating lease liabilities (discounted)	$87,959	$140	$88,099

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

The components of operating lease expenses from our ground leases and office space were as follows (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Ground lease expense:
Contractual lease rent expense	$2,139	$4,278
Variable ground lease expense (a)	143	282
Total ground lease expense (b)	2,282	4,560
Contractual office space expense (b)	19	38
Total operating lease expense (c)	$2,301	$4,598
(a)	Variable ground lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of income of the lessee.
(b)	Ground lease expense is reported within the line item Other operating expenses and office space expense is recorded in General and administrative on the Consolidated Statements of Operations.
(c)	For the six months ended June 30, 2019, Operating lease right-of-use assets and Operating lease liabilities amortized by $0.4 million and $0.2 million, respectively. The Company recorded $0.1 million and $0.2 million of

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2019

total operating lease expense during the three and six months ended June 30, 2019, respectively, due to the net impact of the amortization.

Lessor - Apartment Home, Retail and Commercial Space Leases

UDR’s communities and retail and commercial space are leased to tenants under operating leases. As of June 30, 2019, our apartment home leases generally have initial terms of 12 months or less and represent approximately 98.2% of our total lease revenue. As of June 30, 2019, our retail and commercial space leases generally have initial terms of between 5 and 15 years and represent approximately 1.8% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential increases in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates and certain other conditions. (See Note 14, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

We previously owned a parcel of land subject to a ground lease under which UDR was the lessor, expiring in 2065. The ground lease included a purchase option for the lessee to acquire the land during specific periods of the ground lease term. In June 2019, the lessee exercised the purchase option and acquired the parcel of land for $38.0 million. (See Note 3, Real Estate for further discussion.)

Future minimum lease payments from our retail and commercial leases as of June 30, 2019 are as follows (dollars in thousands):

Retail and Commercial Leases
2019	$10,041
2020	20,781
2021	19,944
2022	18,214
2023	16,861
Thereafter	92,492
Total future minimum lease payments (a)	$178,333
(a)	We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months of less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Company recorded variable percentage rents of $0.1 million and $0.2 million during the three and six months ended June 30, 2019.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2019

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at June 30, 2019 and December 31, 2018 (dollars in thousands):

	Principal Outstanding		As of June 30, 2019
			Weighted	Weighted
			Average	Average	Number of
	June 30,	December 31,	Interest	Years to	Communities
	2019	2018	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$414,972	$417,989	3.82%	5.4	7
Fannie Mae credit facilities (b)	90,000	90,000	3.95%	1.0	1
Deferred financing costs	(1,208)	(1,343)
Total fixed rate secured debt, net	503,764	506,646	3.84%	4.6	8
Variable Rate Debt
Tax-exempt secured notes payable (c)	94,700	94,700	2.17%	3.7	2
Deferred financing costs	(75)	(119)
Total variable rate secured debt, net	94,625	94,581	2.17%	3.7	2
Total Secured Debt, net	598,389	601,227	3.58%	4.5	10
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due January 2023 (d) (j)	—	—	—%	3.6
Borrowings outstanding under unsecured commercial paper program due July 2019 (e) (j)	392,000	101,115	2.65%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2021 (f)	33,378	16	3.22%	1.5
Term Loan due September 2023 (d) (j)	35,000	35,000	3.34%	4.3
Fixed Rate Debt
3.70% Medium-Term Notes due October 2020 (net of discounts of $10 and $14, respectively) (j)	299,990	299,986	3.70%	1.3
4.63% Medium-Term Notes due January 2022 (net of discounts of $907 and $1,087, respectively) (j)	399,093	398,913	4.63%	2.5
1.93% Term Loan due September 2023 (d) (j)	315,000	315,000	1.93%	4.3
3.75% Medium-Term Notes due July 2024 (net of discounts of $521 and $574, respectively) (g) (j)	299,479	299,426	3.75%	5.0
8.50% Debentures due September 2024	15,644	15,644	8.50%	5.2
4.00% Medium-Term Notes due October 2025 (net of discounts of $430 and $465, respectively) (h) (j)	299,570	299,535	4.00%	6.3
2.95% Medium-Term Notes due September 2026 (j)	300,000	300,000	2.95%	7.2
3.50% Medium-Term Notes due July 2027 (net of discounts of $564 and $600, respectively) (j)	299,436	299,400	3.50%	8.0
3.50% Medium-Term Notes due January 2028 (net of discounts of $1,013 and $1,072, respectively) (j)	298,987	298,928	3.50%	8.5
4.40% Medium-Term Notes due January 2029 (net of discounts of $6 and $6, respectively) (i) (j)	299,994	299,994	4.40%	9.6
Other	14	16
Deferred financing costs	(15,385)	(16,413)
Total Unsecured Debt, net	3,272,200	2,946,560	3.55%	5.0
Total Debt, net	$3,870,589	$3,547,787	3.64%	4.9

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of June 30, 2019, secured debt encumbered $1.3 billion or 11.9%

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2019

of UDR’s total real estate owned based upon gross book value ($9.7 billion or 88.1% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At June 30, 2019, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from August 2020 through September 2028 and carry interest rates ranging from 3.15% to 4.35%.

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the life of the underlying debt instrument.

During the three months ended June 30, 2019 and 2018, the Company had $0.6 million and $0.7 million, respectively, and during the six months ended June 30, 2019 and 2018, the Company had $1.1 million and $1.5 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $3.9 million and $5.0 million at June 30, 2019 and December 31, 2018, respectively.

(b) UDR had one secured credit facility with Fannie Mae with a commitment of $90.0 million at June 30, 2019. The Fannie Mae credit facility matures in July 2020 and bears interest at a fixed rate of 3.95%.

Further information related to this credit facility is as follows (dollars in thousands):

	June 30,	December 31,
	2019	2018
Borrowings outstanding	$90,000	$90,000
Weighted average borrowings during the period ended	90,000	253,813
Maximum daily borrowings during the period ended	90,000	314,869
Weighted average interest rate during the period ended	4.0%	4.7%
Weighted average interest rate at the end of the period	4.0%	4.0%

(c) The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature in August 2019 and March 2032. Interest on these notes is payable in monthly installments. The variable rate mortgage notes have interest rates ranging from 2.13% to 2.18% as of June 30, 2019.
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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2019

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30,	December 31,
	2019	2018
Total revolving credit facility	$1,100,000	$1,100,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	—	—
Maximum daily borrowings during the period ended	—	—
Weighted average interest rate during the period ended	—%	—%
Interest rate at end of the period	—%	—%
(1)	Excludes $2.7 million and $3.3 million of letters of credit at June 30, 2019 and December 31, 2018, respectively.
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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30,	December 31,
	2019	2018
Total unsecured commercial paper program	$500,000	$500,000
Borrowings outstanding at end of period	392,000	101,115
Weighted average daily borrowings during the period ended	217,590	344,235
Maximum daily borrowings during the period ended	435,000	440,000
Weighted average interest rate during the period ended	2.8%	2.4%
Interest rate at end of the period	2.6%	2.9%

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

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30,	December 31,
	2019	2018
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	33,378	16
Weighted average daily borrowings during the period ended	27,768	26,101
Maximum daily borrowings during the period ended	66,170	64,633
Weighted average interest rate during the period ended	3.3%	2.9%
Interest rate at end of the period	3.2%	3.3%

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

JUNE 30, 2019

(i) The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $150.0 million of this debt. The all in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 4.27%.
(j) The Operating Partnership is the guarantor of this debt.

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten calendar years subsequent to June 30, 2019 are as follows (dollars in thousands):

	Total Fixed	Total Variable	Total	Total	Total
Year	Secured Debt	Secured Debt	Secured Debt	Unsecured Debt	Debt
2019	$1,923	$67,700	$69,623	$392,000	$461,623
2020	198,076	—	198,076	300,000	498,076
2021	1,117	—	1,117	33,378	34,495
2022	1,157	—	1,157	400,000	401,157
2023	41,245	—	41,245	350,000	391,245
2024	—	—	—	315,644	315,644
2025	127,600	—	127,600	300,000	427,600
2026	50,000	—	50,000	300,000	350,000
2027	—	—	—	300,000	300,000
2028	80,000	—	80,000	300,000	380,000
Thereafter	—	27,000	27,000	300,000	327,000
Subtotal	501,118	94,700	595,818	3,291,022	3,886,840
Non-cash (a)	2,646	(75)	2,571	(18,822)	(16,251)
Total	$503,764	$94,625	$598,389	$3,272,200	$3,870,589
(a)	Includes the unamortized balance of fair market value adjustments, premiums/discounts and deferred financing costs. The Company amortized $1.1 million and $1.1 million, respectively, during the three months ended June 30, 2019 and 2018, and $2.1 million and $2.1 million, respectively, during the six months ended June 30, 2019 and 2018, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at June 30, 2019.

On July 2, 2019, the Company issued $300.0 million of 3.20% senior unsecured medium-term notes due January 15, 2030. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. The notes were priced at 99.66% of the principal amount at issuance. The Company will use the net proceeds for the repayment of debt, including amounts outstanding under the Company’s commercial paper program, Revolving Credit Facility and Working Capital Credit Facility, or for other general corporate purposes. The Operating Partnership is the guarantor of this debt. The Company previously entered into forward starting interest rate swaps to hedge against the interest rate risk of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 3.46%.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2019

8. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator for income/(loss) per share:
Net income/(loss)	$38,318	$22,444	$64,920	$111,669
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(2,652)	(1,813)	(4,709)	(9,203)
Net (income)/loss attributable to noncontrolling interests	(47)	(30)	(89)	(109)
Net income/(loss) attributable to UDR, Inc.	35,619	20,601	60,122	102,357
Distributions to preferred stockholders — Series E (Convertible)	(1,031)	(971)	(2,042)	(1,926)
Income/(loss) attributable to common stockholders - basic and diluted	$34,588	$19,630	$58,080	$100,431

Denominator for income/(loss) per share:
Weighted average common shares outstanding	282,215	267,620	279,769	267,791
Non-vested restricted stock awards	(255)	(309)	(275)	(363)
Denominator for basic income/(loss) per share	281,960	267,311	279,494	267,428
Incremental shares issuable from assumed conversion of stock options, unvested LTIP Units and unvested restricted stock	615	1,579	587	1,574
Denominator for diluted income/(loss) per share	282,575	268,890	280,081	269,002

Income/(loss) per weighted average common share:
Basic	$0.12	$0.07	$0.21	$0.38
Diluted	$0.12	$0.07	$0.21	$0.37

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three and six months ended June 30, 2019 and 2018, the effect of the conversion of the OP Units, DownREIT Units, LTIP Units and the Company’s Series E preferred stock was not dilutive and therefore not included in the above calculation.

In July 2017, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in April 2017, which replaced the prior at-the-market equity offering program entered into in April 2012. During the three months ended June 30, 2019, the Company sold 0.5 million shares of common stock through its ATM program for aggregate gross proceeds of approximately $21.0 million at a weighted average price per share of $45.64. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $0.3 million, were approximately $20.7 million, which were primarily used to fund the Company’s recent acquisitions. During the six months ended June 30, 2019, the Company sold 4.8 million shares of common stock through its ATM program for aggregate gross proceeds of approximately $216.0 million at a weighted average price per share of $44.88. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $3.0 million, were approximately $212.9 million, which were primarily used to fund the Company’s recent acquisitions. As of June 30, 2019, we had 15.2 million shares of common stock available for future issuance under the ATM program.

In July 2019, the Company sold 2.2 million shares of common stock through its ATM program for aggregate gross proceeds of approximately $100.5 million at a weighted average price per share of $46.19. Aggregate net proceeds

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2019

from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $1.1 million, were approximately $99.4 million, which were primarily used to fund acquisition activity.

For the three and six months ended June 30, 2019 and 2018, the Company did not enter into any forward purchase agreements under its continuous equity program.

The following table sets forth the additional shares of common stock outstanding by equity instrument if converted to common stock for each of the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
OP/DownREIT Units	22,736	24,574	23,504	24,540
Convertible preferred stock	3,011	3,011	3,011	3,011
Stock options, unvested LTIP Units and unvested restricted stock	615	1,579	587	1,574

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2019

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, December 31, 2018	$972,740
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	137,170
Conversion of OP Units/DownREIT Units to Common Stock	(111,589)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	4,709
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(16,609)
Vesting of Long-Term Incentive Plan Units	14,742
Allocation of other comprehensive income/(loss)	(631)
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, June 30, 2019	$1,000,532

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners and unvested LTIP Units in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was less than $(0.1) million during each of the three months ended June 30, 2019 and 2018, and $(0.1) million during each of the six months ended June 30, 2019 and 2018.

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

10. FAIR VALUE OF DERIVATIVES AND FINANCIAL INSTRUMENTS

Fair value is based on the price that would be received to sell an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level valuation hierarchy prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
●	Level 2 — Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.
●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2019

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of June 30, 2019 and December 31, 2018, are summarized as follows (dollars in thousands):

			Fair Value at June 30, 2019, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	June 30,	June 30,	Liabilities	Inputs	Inputs
	2019	2019	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable (a)	$37,494	$41,544	$—	$—	$41,544
Derivatives - Interest rate contracts (b)	1,616	1,616	—	1,616	—
Total assets	$39,110	$43,160	$—	$1,616	$41,544

Derivatives - Interest rate contracts (b)	$253	$253	$—	$253	$—
Secured debt instruments - fixed rate: (c)
Mortgage notes payable	414,972	425,284	—	—	425,284
Fannie Mae credit facilities	90,000	90,605	—	—	90,605
Secured debt instruments - variable rate: (c)
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Unsecured debt instruments: (c)
Working capital credit facility	33,378	33,378	—	—	33,378
Commercial paper program	392,000	392,000	—	—	392,000
Unsecured notes	2,862,207	2,978,114	—	—	2,978,114
Total liabilities	$3,887,510	$4,014,334	$—	$253	$4,014,081

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (d)	$1,000,532	$1,000,532	$—	$1,000,532	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2019

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

There were no transfers into or out of any of the levels of the fair value hierarchy during the six months ended June 30, 2019.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs,

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2019

such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2019 and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At June 30, 2019 and December 31, 2018, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the three and six months ended June 30, 2019 and 2018.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2019

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through June 30, 2020, the Company estimates that an additional $8.5 million will be reclassified as a decrease to Interest expense.

As of June 30, 2019, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps (a)	4	$315,000
Interest rate caps	1	$65,197
(a)

In addition to the interest rate swaps summarized above, the Company entered into an additional interest rate swap with a notional value of $315.0 million that will become effective in January 2020 upon the maturity of the interest rate swaps summarized above. Additionally, the Company had previously entered into two additional interest rate swaps with a notional value totaling $75.0 million that were subsequently terminated and settled during the three months ended June 30, 2019 in conjunction with the July 2019 issuance of $300.0 million of senior unsecured medium-term notes as disclosed in Note 7, Secured and Unsecured, Net.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in no gain or loss for both the three and six months ended June 30, 2019 and 2018.

As of June 30, 2019, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	1	$19,880

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2019

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018
Derivatives designated as hedging instruments:
Interest rate products	$1,616	$4,757	$253	$356

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2019	2018	2019	2018	2019	2018
Three Months Ended June 30,
Interest rate products	$(4,311)	$282	$933	$426	$—	$—

Six Months Ended June 30,
Interest rate products	$(6,522)	$1,992	$1,880	$598	$—	$—

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total amount of Interest expense presented on the Consolidated Statements of Operations	$34,417	$31,598	$67,959	$61,541

The Company did not recognize any gain/(loss) in Interest income and other income/(expense), net related to derivatives not designated during each of the three and six months ended June 30, 2019 and 2018.

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

As of June 30, 2019, the fair value of derivatives was in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, of $1.7 million.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2019

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of June 30, 2019 and December 31, 2018 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
June 30, 2019	$1,616	$—	$1,616	$(253)	$—	$1,363

December 31, 2018	$4,757	$—	$4,757	$—	$—	$4,757
(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Liabilities	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Liabilities	Liabilities	Sheets	(a)	Instruments	Posted	Net Amount
June 30, 2019	$253	$—	$253	$(253)	$—	$—

December 31, 2018	$356	$—	$356	$—	$—	$356
(a)	Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

12. STOCK BASED COMPENSATION

The Company recognized stock based compensation expense, inclusive of awards granted to our non-employee directors, net of capitalization, of $4.4 million and $3.6 million during the three months ended June 30, 2019 and 2018, respectively, and $8.5 million and $7.1 million during the six months ended June 30, 2019 and 2018, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2019

13. COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Commitments

The following summarizes the Company’s real estate commitments at June 30, 2019 (dollars in thousands):

	Number	UDR's		UDR's Remaining
	Properties	Investment (a)		Commitment
Wholly-owned — redevelopment	2	$4,621		$30,879
Joint ventures:
Unconsolidated joint ventures - development	1	11,648		23,536	(b)
Preferred equity investments	2	37,922	(c)	41,937	(d)
Other investments	-	6,879		10,800	(e)
Total		$61,070		$107,152
(a)	Represents UDR’s investment as of June 30, 2019.
(b)	Represents UDR’s proportionate share of expected remaining costs to complete the development.
(c)	Represents UDR’s investment in 1300 Fairmount and Modera Lake Merritt for the properties under development as of June 30, 2019.
(d)	Represents UDR’s remaining commitment for 1300 Fairmount and Modera Lake Merritt.
(e)	Represents UDR’s remaining commitment for other investment ventures.

Purchase Commitments

As described in Note 5, Joint Ventures and Partnerships, during the three months ended June 30, 2019, the Company entered into a contract to acquire a community held by the UDR/KFH joint venture for a purchase price at 100% of approximately $184.0 million. As the Company currently holds a 30% ownership interest in the community, it expects to pay approximately $128.8 million for the remaining 70% ownership. The community will be consolidated upon closing of the acquisition. The Company made a $5.0 million deposit on the purchase which, as of June 30, 2019, is generally non-refundable other than due to the failure to satisfy one of the closing conditions pursuant to the terms of the purchase agreement. The acquisition is expected to close in 2019, subject to customary closing conditions. Upon closing of the acquisition, the UDR/KFH joint venture will terminate.

In July 2019, the Company entered into a contract to acquire a 185 home operating community in Englewood, New Jersey for a purchase price of approximately $83.6 million. The Company made a $5.0 million deposit on the purchase, which is generally non-refundable other than due to the failure to satisfy one of the closing conditions pursuant to the terms of the purchase agreement. The acquisition is expected to close in 2019, subject to customary closing conditions.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2019

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

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to April 1, 2018 (for quarter-to-date comparison) or January 1, 2018 (for year-to-date comparison) and held as of June 30, 2019. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
●	Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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

Revenue is measured based on consideration specified in contracts with customers. The Company recognizes revenue when it satisfies a performance obligation by providing the services specified in a contract to the customer. All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and six months ended June 30, 2019 and 2018.

The following is a description of the principal streams from which the Company generates its revenue:

Lease Revenue

Lease revenue related to leases is recognized on an accrual basis when due from residents or tenants in accordance with ASC 842, Leases. Rental payments are generally due on a monthly basis and recognized on a straight-line basis over the noncancellable lease term because collection of the lease payments was probable at lease commencement, inclusive of any periods covered by an option to extend the lease if the lessee is reasonably certain to exercise that option. In addition, in circumstances where a lease incentive is provided to tenants, the incentive is recognized as a reduction of lease revenue on a straight-line basis over the lease term.

Lease revenue also includes all pass-through revenue from retail and residential leases and common area maintenance reimbursements from retail leases. These services represent non-lease components in a contract as the Company transfers a service to the lessee other than the right to use the underlying asset. The Company has elected the

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2019

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

The following table details rental income and NOI for UDR’s reportable segments for the three and six months ended June 30, 2019 and 2018, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2019

	Three Months Ended		Six Months Ended
	June 30, (a)		June 30, (b)
	2019	2018	2019	2018
Reportable apartment home segment lease revenue
Same-Store Communities
West Region	$97,979	$93,895	$193,978	$186,274
Mid-Atlantic Region	52,390	51,107	104,353	101,576
Southeast Region	28,203	27,109	56,011	53,781
Northeast Region	29,756	29,161	59,454	58,284
Southwest Region	15,453	15,049	27,060	26,302
Non-Mature Communities/Other	33,515	19,751	63,718	40,894
Total segment and consolidated rental income	$257,296	$236,072	$504,574	$467,111

Reportable apartment home segment other revenue
Same-Store Communities
West Region	$7,899	$7,376	$15,619	$14,400
Mid-Atlantic Region	4,241	3,951	8,581	7,912
Southeast Region	3,473	3,342	6,985	6,707
Northeast Region	1,308	1,154	2,433	2,197
Southwest Region	1,520	1,508	2,756	2,608
Non-Mature Communities/Other	2,726	3,231	5,437	6,182
Total segment and consolidated rental income	$21,167	$20,562	$41,811	$40,006

Total reportable apartment home segment rental income
Same-Store Communities
West Region	$105,878	$101,271	$209,597	$200,674
Mid-Atlantic Region	56,631	55,058	112,934	109,488
Southeast Region	31,676	30,451	62,996	60,488
Northeast Region	31,064	30,315	61,887	60,481
Southwest Region	16,973	16,557	29,816	28,910
Non-Mature Communities/Other	36,241	22,982	69,155	47,076
Total segment and consolidated rental income	$278,463	$256,634	$546,385	$507,117

Reportable apartment home segment NOI
Same-Store Communities
West Region	$80,833	$76,829	$159,271	$151,808
Mid-Atlantic Region	40,045	38,739	79,224	76,245
Southeast Region	22,159	21,160	44,169	42,208
Northeast Region	21,475	21,120	42,453	42,070
Southwest Region	10,444	10,064	17,952	17,114
Non-Mature Communities/Other	24,779	15,363	46,349	30,444
Total segment and consolidated NOI	199,735	183,275	389,418	359,889
Reconciling items:
Joint venture management and other fees	2,845	3,109	5,596	5,931
Property management	(8,006)	(7,057)	(15,709)	(13,945)
Other operating expenses	(2,735)	(2,825)	(8,381)	(4,834)
Real estate depreciation and amortization	(117,934)	(106,520)	(230,402)	(214,656)
General and administrative	(12,338)	(12,373)	(24,805)	(24,132)
Casualty-related (charges)/recoveries, net	(246)	(746)	(246)	(1,686)
Other depreciation and amortization	(1,678)	(1,684)	(3,334)	(3,375)
Gain/(loss) on sale of real estate owned	5,282	—	5,282	70,300
Income/(loss) from unconsolidated entities	6,625	(2,032)	6,674	(3,709)
Interest expense	(34,417)	(31,598)	(67,959)	(61,541)
Interest income and other income/(expense), net	1,310	1,128	11,123	3,887
Tax (provision)/benefit, net	(125)	(233)	(2,337)	(460)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(2,652)	(1,813)	(4,709)	(9,203)
Net (income)/loss attributable to noncontrolling interests	(47)	(30)	(89)	(109)
Net income/(loss) attributable to UDR, Inc.	$35,619	$20,601	$60,122	$102,357
(a)	Same-Store Community population consisted of 38,177 apartment homes.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2019

(b)	Same-Store Community population consisted of 37,959 apartment homes.

The following table details the assets of UDR’s reportable segments as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30,	December 31,
	2019	2018
Reportable apartment home segment assets:
Same-Store Communities:
West Region	$3,784,500	$3,763,366
Mid-Atlantic Region	2,330,886	2,317,369
Southeast Region	792,036	779,310
Northeast Region	1,496,248	1,491,994
Southwest Region	594,238	589,188
Non-Mature Communities/Other	2,013,608	1,254,932
Total segment assets	11,011,516	10,196,159
Accumulated depreciation	(3,878,897)	(3,654,160)
Total segment assets — net book value	7,132,619	6,541,999
Reconciling items:
Cash and cash equivalents	981	185,216
Restricted cash	23,042	23,675
Notes receivable, net	37,494	42,259
Investment in and advances to unconsolidated joint ventures, net	769,000	780,869
Operating lease right-of-use assets	93,939	—
Other assets	140,191	137,710
Total consolidated assets	$8,197,266	$7,711,728

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

UNITED DOMINION REALTY, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit data)

	June 30,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$3,842,723	$3,811,985
Less: accumulated depreciation	(1,727,383)	(1,658,161)
Total real estate owned, net of accumulated depreciation	2,115,340	2,153,824
Cash and cash equivalents	50	125
Restricted cash	14,124	13,563
Investment in unconsolidated entities	89,265	103,026
Operating lease right-of-use assets	93,799	—
Other assets	27,872	34,052
Total assets	$2,340,450	$2,304,590
LIABILITIES AND CAPITAL
Liabilities:
Secured debt, net	$26,932	$26,929
Notes payable due to the General Partner	698,182	700,115
Operating lease liabilities	87,959	—
Real estate taxes payable	5,228	2,699
Accrued interest payable	27	32
Security deposits and prepaid rent	14,385	15,250
Distributions payable	63,367	59,461
Accounts payable, accrued expenses, and other liabilities	14,632	14,215
Total liabilities	910,712	818,701

Commitments and contingencies (Note 11)

Capital:
Partners’ capital:
General partner:
110,883 OP Units outstanding at June 30, 2019 and December 31, 2018	905	950
Limited partners:
183,952,659 and 183,525,660 OP Units outstanding at June 30, 2019 and December 31, 2018, respectively	1,411,393	1,471,120
Total partners’ capital	1,412,298	1,472,070
Noncontrolling interests	17,440	13,819
Total capital	1,429,738	1,485,889
Total liabilities and capital	$2,340,450	$2,304,590

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUES:
Rental income	$110,350	$107,266	$218,684	$213,858

OPERATING EXPENSES:
Property operating and maintenance	16,579	16,505	33,110	33,123
Real estate taxes and insurance	12,091	11,226	24,755	22,911
Property management	3,308	2,950	6,287	5,881
Other operating expenses	2,422	2,197	4,822	3,751
Real estate depreciation and amortization	34,921	36,298	69,575	73,863
General and administrative	4,151	4,545	8,812	8,854
Casualty-related charges/(recoveries), net	(81)	574	(81)	916
Total operating expenses	73,391	74,295	147,280	149,299
Gain/(loss) on sale of real estate owned	—	—	—	70,300
Operating income	36,959	32,971	71,404	134,859

Income/(loss) from unconsolidated entities	(1,794)	(2,707)	(4,534)	(7,724)
Interest expense	(161)	(2,030)	(351)	(4,003)
Interest expense on notes payable due to the General Partner	(7,194)	(3,053)	(14,375)	(6,106)
Net income/(loss)	27,810	25,181	52,144	117,026
Net (income)/loss attributable to noncontrolling interests	(416)	(420)	(804)	(838)
Net income/(loss) attributable to OP unitholders	$27,394	$24,761	$51,340	$116,188

Net income/(loss) per weighted average OP Unit - basic and diluted	$0.15	$0.13	$0.28	$0.63

Weighted average OP Units outstanding - basic and diluted	184,058	183,637	184,004	183,580

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(In thousands)

(Unaudited)

		Limited
	Class A	Partners	UDR, Inc.		Total
	Limited	and LTIP	Limited	General	Partners’	Noncontrolling
	Partner	Units	Partner	Partner	Capital	Interests	Total
Balance at March 31, 2019	$79,631	$283,862	$1,078,160	$926	$1,442,579	$14,207	$1,456,786
Net income/(loss)	260	908	26,209	17	27,394	416	27,810
Distributions	(599)	(2,109)	(60,314)	(38)	(63,060)	—	(63,060)
OP Unit redemptions for common shares of UDR	—	(6,949)	6,949	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	(659)	(7,187)	7,846	—	—	—	—
Long-Term Incentive Plan Unit grants	—	5,385	—	—	5,385	—	5,385
Net contributions/(distributions) to/(from) noncontrolling interests	—	—	—	—	—	2,817	2,817
Balance at June 30, 2019	$78,633	$273,910	$1,058,850	$905	$1,412,298	$17,440	$1,429,738

		Limited
	Class A	Partners	UDR, Inc.		Total
	Limited	and LTIP	Limited	General	Partners’	Noncontrolling
	Partner	Units	Partner	Partner	Capital	Interests	Total
Balance at December 31, 2018	$69,401	$302,545	$1,099,174	$950	$1,472,070	$13,819	$1,485,889
Net income/(loss)	488	1,720	49,101	31	51,340	804	52,144
Distributions	(1,198)	(4,679)	(120,576)	(76)	(126,529)	—	(126,529)
OP Unit redemptions for common shares of UDR	—	(78,622)	78,622	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	9,942	37,529	(47,471)	—	—	—	—
Long-Term Incentive Plan Unit grants	—	15,417	—	—	15,417	—	15,417
Net contributions/(distributions) to/(from) noncontrolling interests	—	—	—	—	—	2,817	2,817
Balance at June 30, 2019	$78,633	$273,910	$1,058,850	$905	$1,412,298	$17,440	$1,429,738

		Limited				Advances
	Class A	Partners	UDR, Inc.		Total	(to)/from
	Limited	and LTIP	Limited	General	Partners’	General	Noncontrolling
	Partner	Units	Partner	Partner	Capital	Partner	Interests	Total
Balance at March 31, 2018	$62,395	$272,097	$1,167,906	$974	$1,503,372	$290,802	$13,354	$1,807,528
Net income/(loss)	236	1,030	23,480	15	24,761	—	420	25,181
Distributions	(582)	(2,668)	(56,160)	(36)	(59,446)	—	—	(59,446)
OP Unit redemptions for common shares of UDR	—	(96)	96	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	3,709	13,376	(17,085)	—	—	—	—	—
Long-Term Incentive Plan Unit grants	—	2,923	—	—	2,923	—	—	2,923
Net change in advances (to)/from the General Partner	—	—	—	—	—	8,534	—	8,534
Balance at June 30, 2018	$65,758	$286,662	$1,118,237	$953	$1,471,610	$299,336	$13,774	$1,784,720

		Limited				Advances
	Class A	Partners	UDR, Inc.		Total	(to)/from
	Limited	and LTIP	Limited	General	Partners’	General	Noncontrolling
	Partner	Units	Partner	Partner	Capital	Partner	Interests	Total
Balance at December 31, 2017	$67,474	$283,568	$1,112,298	$955	$1,464,295	$397,899	$12,936	$1,875,130
Net income/(loss)	1,123	5,044	109,951	70	116,188	—	838	117,026
Distributions	(1,164)	(5,352)	(112,317)	(72)	(118,905)	—	—	(118,905)
OP Unit redemptions for common shares of UDR	—	(416)	416	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	(1,675)	(6,214)	7,889	—	—	—	—	—
Long-Term Incentive Plan Unit grants	—	10,032	—	—	10,032	—	—	10,032
Net change in advances (to)/from the General Partner	—	—	—	—	—	(98,563)	—	(98,563)
Balance at June 30, 2018	$65,758	$286,662	$1,118,237	$953	$1,471,610	$299,336	$13,774	$1,784,720

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net income/(loss)	$52,144	$117,026
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	69,575	73,863
(Gain)/loss on sale of real estate owned	—	(70,300)
(Income)/loss from unconsolidated entities	4,534	7,724
Other	1,674	1,690
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(1,397)	(2,826)
Increase/(decrease) in operating liabilities	(123)	(832)
Net cash provided by/(used in) operating activities	126,407	126,345

Investing Activities
Proceeds from sales of real estate investments, net	—	89,433
Capital expenditures and other major improvements — real estate assets	(28,826)	(19,135)
Distributions received from unconsolidated entities	9,227	8,688
Net cash provided by/(used in) investing activities	(19,599)	78,986

Financing Activities
Advances (to)/from the General Partner, net	—	(198,831)
Issuance/(repayment) of notes payable to the General Partner	(103,066)	—
Distributions paid to partnership unitholders	(3,256)	(6,169)
Net cash provided by/(used in) financing activities	(106,322)	(205,000)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	486	331
Cash, cash equivalents, and restricted cash, beginning of year	13,688	12,872
Cash, cash equivalents, and restricted cash, end of period	$14,174	$13,203

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$19,287	$13,096
Non-cash transactions:
Development costs and capital expenditures incurred but not yet paid	$4,009	$3,436
Recognition of operating lease right-of-use assets	94,174	—
Recognition of operating lease liabilities	88,161	—
LTIP Unit grants	15,417	10,032
Distributions declared but not yet paid	63,367	59,461

The following reconciles cash, cash equivalents, and restricted cash to the total of the same amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year
Cash and cash equivalents	$125	$293
Restricted cash	13,563	12,579
Total cash, cash equivalents, and restricted cash as shown above	$13,688	$12,872
Cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$50	$83
Restricted cash	14,124	13,120
Total cash, cash equivalents, and restricted cash as shown above	$14,174	$13,203

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

1. CONSOLIDATION AND BASIS OF PRESENTATION

Basis of Presentation

United Dominion Realty, L.P. (“UDR, L.P.,” the “Operating Partnership,” “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the three months ended June 30, 2019 and 2018, rental revenues of the Operating Partnership represented 40% and 42%, respectively, and for the six months ended June 30, 2019 and 2018, 40% and 42%, respectively, of the General Partner’s consolidated rental revenues. As of June 30, 2019, the Operating Partnership’s apartment portfolio consisted of 52 communities located in 15 markets consisting of 16,434 apartment homes.

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

As of June 30, 2019, there were 184,063,542 OP Units outstanding, of which 176,210,072, or 95.7%, were owned by UDR and affiliated entities and 7,853,470, or 4.3%, were owned by non-affiliated limited partners. There were 183,636,543 OP Units outstanding as of December 31, 2018, of which 174,248,699, or 94.9%, were owned by UDR and affiliated entities and 9,387,844, or 5.1%, were owned by non-affiliated limited partners. See Note 10, Capital Structure.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of June 30, 2019, and results of operations for the three and six months ended June 30, 2019 and 2018, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2018 included in the Annual Report on Form 10-K filed by UDR and the Operating Partnership with the SEC on February 19, 2019.

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

The Operating Partnership evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those noted in Note 6, Debt, Net.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

JUNE 30, 2019

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, and to present the net amount of the financial instrument expected to be collected. The updated standard will be effective for the Operating Partnership on January 1, 2020. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which amends the transition requirements and scope of ASU 2016-13 and clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. The Operating Partnership is currently evaluating the effect that the updated standard will have on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. The standard amended the existing lease accounting guidance and required lessees to recognize a lease liability and a right-of-use asset for all leases on their balance sheets. Lessees of operating leases continued to recognize lease expense in a manner similar to previous accounting. For lessors, accounting for leases under the new guidance was substantially the same as in prior periods, but eliminated current real estate-specific provisions and changed the treatment of initial direct costs. The standard was effective for the Operating Partnership on January 1, 2019.

The Operating Partnership elected the following package of practical expedients provided by the standard: (i) an entity need not reassess whether any expired or existing contract is a lease or contains a lease, (ii) an entity need not reassess the lease classification of any expired or existing leases, and (iii) an entity need not reassess initial direct costs for any existing leases. The Operating Partnership also elected the short-term lease exception provided for in the standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year.

The Operating Partnership recognized right-of-use assets of $94.2 million and lease liabilities of $88.2 million as of January 1, 2019 upon adoption of the standard. The right-of-use assets included $6.0 million of prepaid rent and intangible assets that was included within Other assets on our Consolidated Balance Sheets as of December 31, 2018.

The lease liabilities represent the present value of the remaining minimum lease payments as of January 1, 2019 related to ground leases for communities where we are the lessee. The right-of-use assets represent our right to use an underlying asset for the lease term, which are calculated utilizing the lease liabilities plus any prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. Our right-of-use assets and related lease liabilities recognized as of January 1, 2019 may change as a result of updates to the projected future minimum lease payments. Certain of our ground lease agreements where we are the lessee have future minimum lease payments that reset in the future based upon a percentage of the fair market value of the land at the time of the reset. One of these resets is in process as of June 30, 2019 and is estimated to increase our right-of-use assets and lease liabilities up to a maximum of $146.5 million and $140.5 million, respectively, during the remainder of 2019. The Operating Partnership will continue to recognize lease expense for these leases in a manner similar to previous accounting based on our election of the package of practical expedients. However, in the event we modify existing ground leases and/or enter into new ground leases subsequent to the adoption of the standard, such leases would likely be classified as finance leases under the standard and require expense recognition based on the effective interest method. Under the standard, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, subsequent to the adoption of the standard, we are now expensing non-incremental leasing costs as incurred.

In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements, which provided entities with relief from the costs of implementing certain aspects of ASU 2016-02, Leases. The ASU provided a practical expedient which allowed lessors to not separate lease and non-lease components in a contract and allocate the consideration in the contract to the separate components if both: (i) the timing and pattern of revenue recognition for the non-lease component and the related lease component are the same and (ii) the combined single lease component would be classified as an operating lease. The Operating Partnership elected the practical expedient to account for lease and non-lease components as a single component in lease contracts where we are the lessor. The ASU also provided a transition

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

JUNE 30, 2019

option that permitted entities to not recast the comparative periods presented when transitioning to the standard, which the Operating Partnership also elected.

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

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to unitholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and six months ended June 30, 2019 and 2018, the Operating Partnership’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges and (gain)/loss reclassified from other comprehensive income/(loss) into earnings. The (gain)/loss reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 9, Derivatives and Hedging Activity, for further discussion.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

JUNE 30, 2019

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

3. REAL ESTATE OWNED

Real estate assets owned by the Operating Partnership consist of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. At June 30, 2019, the Operating Partnership owned and consolidated 52 communities in nine states plus the District of Columbia totaling 16,434 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30,	December 31,
	2019	2018
Land	$711,256	$711,256
Depreciable property — held and used:
Land improvements	93,585	92,000
Buildings, improvements, and furniture, fixtures and equipment	3,037,882	3,008,729
Real estate owned	3,842,723	3,811,985
Accumulated depreciation	(1,727,383)	(1,658,161)
Real estate owned, net	$2,115,340	$2,153,824

Acquisitions

The Operating Partnership did not have any acquisitions of real estate during the six months ended June 30, 2019.

Dispositions

The Operating Partnership did not have any dispositions of real estate during the six months ended June 30, 2019.

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Operating Partnership

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

JUNE 30, 2019

capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, were $0.3 million and less than $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and were $0.3 million and less than $0.1 million for the six months ended June 30, 2019 and 2018, respectively. During each of the three and six months ended June 30, 2019 and 2018, total interest capitalized was less than $0.1 million. As each home in a capital project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

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

As of June 30, 2019, the DownREIT Partnership owned 12 communities with 5,657 apartment homes. The Operating Partnership’s investment in the DownREIT Partnership was $89.3 million and $103.0 million as of June 30, 2019 and December 31, 2018, respectively.

Combined summary balance sheets relating to all of the DownREIT Partnership (not just our proportionate share) are presented below as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30,	December 31,
	2019	2018
Total real estate, net	$1,136,216	$1,167,720
Cash and cash equivalents	21	39
Note receivable from the General Partner	220,539	221,022
Other assets	4,288	5,561
Total assets	$1,361,064	$1,394,342

Secured debt, net	$430,059	$431,735
Other liabilities	23,997	26,597
Total liabilities	454,056	458,332
Total capital	$907,008	$936,010

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

JUNE 30, 2019

Combined summary financial information relating to all of the DownREIT Partnership (not just our proportionate share) is presented below for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Rental income	$32,025	$34,761	$63,631	$68,774
Property operating expenses	(12,751)	(14,390)	(25,847)	(28,877)
Real estate depreciation and amortization	(20,510)	(22,113)	(40,804)	(43,608)
Operating income/(loss)	(1,236)	(1,742)	(3,020)	(3,711)
Interest expense	(3,929)	(3,636)	(7,817)	(7,210)
Interest income on note receivable from the General Partner	2,018	1,196	4,006	2,391
Net income/(loss)	$(3,147)	$(4,182)	$(6,831)	$(8,530)

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

As of June 30, 2019, the Operating lease right-of-use assets was $93.8 million and the Operating lease liabilities was $88.0 million on our Consolidated Balance Sheets related to our ground leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Operating Partnership’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 70.6 years at June 30, 2019 and the weighted average discount rate was 5.2% at June 30, 2019.

Future minimum lease payments and total operating lease liabilities from our ground leases as of June 30, 2019 are as follows (dollars in thousands):

Ground Leases
2019	$2,451
2020	4,901
2021	4,901
2022	4,901
2023	4,901
Thereafter	313,918
Total future minimum lease payments (undiscounted)	335,973
Difference between future undiscounted cash flows and discounted cash flows	(248,014)
Total operating lease liabilities (discounted)	$87,959

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

JUNE 30, 2019

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

The components of operating lease expenses from our ground leases were as follows (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Ground lease expense:
Contractual lease rent expense	$2,139	$4,278
Variable ground lease expense (a)	143	282
Total operating lease expense (b)(c)	$2,282	$4,560
(a)	Variable ground lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of income of the lessee.
(b)	Ground lease expense is reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the six months ended June 30, 2019, Operating lease right-of-use assets and Operating lease liabilities amortized by $0.4 million and $0.2 million, respectively. The Operating Partnership recorded $0.1 million and $0.2 million of total operating lease expense during the three and six months ended June 30, 2019, respectively, due to the net impact of the amortization.

Lessor - Apartment Home and Retail and Commercial Leases

The Operating Partnership’s communities and retail and commercial space are leased to tenants under operating leases. As of June 30, 2019, our apartment home leases generally have initial terms of 12 months or less and represent 98.7% of our total lease revenue. As of June 30, 2019, our retail and commercial space leases generally have initial terms between 5 and 15 years and represent approximately 1.3% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential increases in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates and certain other conditions. (See Note 12, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

Future minimum lease payments from our retail and commercial leases as of March 31, 2019 are as follows (dollars in thousands):

Retail and Commercial Leases
2019	$3,620
2020	7,697
2021	7,346
2022	6,741
2023	6,413
Thereafter	19,592
Total future minimum lease payments (a)	$51,409
(a)	We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months of less.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

JUNE 30, 2019

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Operating Partnership recorded variable percentage rents of zero and less than $0.1 million during the three and six months ended June 30, 2019, respectively.

6. DEBT, NET

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	Principal Outstanding		As of June 30, 2019
				Weighted
			Weighted	Average
	June 30,	December 31,	Average	Years to	Communities
	2019	2018	Interest Rate	Maturity	Encumbered
Secured Debt
Tax-exempt secured note payable	$27,000	$27,000	2.13%	12.7	1
Deferred financing costs	(68)	(71)
Total Secured Debt, Net	$26,932	$26,929	2.16%	12.7	1

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

Variable Rate Debt

Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures March 2032. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 2.13% as of June 30, 2019.

Guarantor on Unsecured Debt

The Operating Partnership is the guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, an unsecured commercial paper program with an aggregate borrowing capacity of $500 million, $300 million of medium-term notes due October 2020, $400 million of medium-term notes due January 2022, a $350 million term loan due September 2023, $300 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025, $300 million of medium-term notes due September 2026, $300 million of medium-term notes due July 2027, $300 million of medium-term notes due January 2028, and $300 million of medium-term notes due January 2029. As of June 30, 2019 and December 31, 2018, the General Partner did not have an outstanding balance under the unsecured revolving credit facility and had $392.0 million and $101.1 million, respectively, outstanding under its unsecured commercial paper program.

On July 2, 2019, the General Partner issued $300.0 million of 3.20% senior unsecured medium-term notes due January 15, 2030. The General Partner will use the net proceeds for the repayment of debt, including amounts outstanding under its commercial paper program, Revolving Credit Facility and Working Capital Credit Facility, or for other general corporate purposes. The Operating Partnership is the guarantor of this debt.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

JUNE 30, 2019

7. RELATED PARTY TRANSACTIONS

Allocation of General and Administrative Expenses

The General Partner shares various general and administrative costs, employees and other overhead costs with the Operating Partnership including legal assistance, acquisitions analysis, marketing, human resources, IT, accounting, rent, supplies and advertising, and allocates these costs to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on the reasonably anticipated benefits to the parties. The general and administrative expenses allocated to the Operating Partnership by UDR were $3.4 million and $3.6 million during the three months ended June 30, 2019 and 2018, respectively, and $7.0 million and $7.1 million during the six months ended June 30, 2019 and 2018, respectively, and are included in General and administrative on the Consolidated Statements of Operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.

During the three months ended June 30, 2019 and 2018, the Operating Partnership reimbursed the General Partner $4.0 million and $3.9 million, respectively, and during the six months ended June 30, 2019 and 2018, the Operating Partnership reimbursed the General Partner $8.1 million and $7.6 million, respectively, for shared services related to corporate level property management costs incurred by the General Partner. These shared cost reimbursements are initially recorded within the line item General and administrative on the Consolidated Statements of Operations, and a portion related to management costs is reclassified to Property management on the Consolidated Statements of Operations. (See further discussion below.)

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

Notes Payable to the General Partner

The following table summarizes the Operating Partnership’s Notes payable due to the General Partner as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	Interest rate at	Balance Outstanding
	June 30,	June 30,	December 31,
	2019	2019	2018
Note due August 2021	5.34%	$5,500	$5,500
Note due December 2023	5.18%	83,196	83,196
Note due April 2026	4.12%	184,638	184,638
Note due November 2028	4.69%	133,205	133,205
Note due December 2028 (a)	3.64%	291,643	293,576
Total notes payable due to the General Partner		$698,182	$700,115
(a)	In December 2018, the Operating Partnership converted the remaining outstanding portion of the Advances (to)/from the General Partner capital balance in connection with entering into an unsecured revolving note payable with the General Partner. There is no limit on the total commitments under this note. Interest is incurred on the unpaid principal balance at a variable interest rate equivalent to the General Partner’s weighted average interest rate on borrowings, or 3.64% as of June 30, 2019. The note matures on December 1, 2028. To the extent there is an outstanding principal balance on the revolving note payable, the General Partner, at its discretion, can demand payment at any time prior to the stated maturity date of the note,

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

JUNE 30, 2019

Certain limited partners of the Operating Partnership have provided guarantees or reimbursement agreements related to these notes payable. The guarantees were provided by the limited partners in conjunction with their contribution of properties to the Operating Partnership. The Operating Partnership recognized interest expense on the notes payable of $7.2 million and $3.1 million during the three months ended June 30, 2019 and 2018, respectively, and $14.4 million and $6.1 million during the six months ended June 30, 2019 and 2018, respectively.

8. FAIR VALUE OF DERIVATIVES AND FINANCIAL INSTRUMENTS

Fair value is based on the price that would be received to sell an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level valuation hierarchy prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
●	Level 2 — Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.
●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of June 30, 2019 and December 31, 2018 are summarized as follows (dollars in thousands):

Fair Value at June 30, 2019, Using
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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

JUNE 30, 2019

There were no transfers into or out of each of the levels of the fair value hierarchy during the six months ended June 30, 2019.

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

Although the General Partner, on behalf of the Operating Partnership, has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2019 and December 31, 2018, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Financial Instruments Not Carried at Fair Value

As of June 30, 2019, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

The Operating Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Cash flow estimates are based upon historical results adjusted to reflect management’s best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. The General Partner’s estimates of fair value represent management’s estimates based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Operating Partnership did not incur any other-than-temporary impairments in the value of its investments in unconsolidated entities during the three and six months ended June 30, 2019 and 2018.

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

JUNE 30, 2019

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As of and during the three and six months ended June 30, 2019 and 2018, no derivatives designated as cash flow hedges were held by the Operating Partnership.

Amounts reported in Accumulated other comprehensive income/(loss), net related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is owed by the Operating Partnership. As of June 30, 2019, no derivatives designated as cash flow hedges were held by the Operating Partnership and, as a result, no amounts are anticipated to be reclassified as an increase to interest expense through June 30, 2020.

Derivatives not designated as hedges are not speculative and are used to manage the Operating Partnership’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in no gain or loss for each of the three and six months ended June 30, 2019 and 2018.

As of June 30, 2019, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	1	$19,880

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

As of June 30, 2019 and December 31, 2018, the fair value of the Operating Partnership’s derivative financial instruments was zero.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

JUNE 30, 2019

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

During the three and six months ended June 30, 2019 and 2018, the Operating Partnership’s derivative instruments did not impact the Consolidated Statement of Operations.

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

10. CAPITAL STRUCTURE

General Partnership Units

The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP Units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Limited Partnership Units. There were 110,883 General Partnership units outstanding at June 30, 2019 and December 31, 2018, all of which were held by UDR.

Limited Partnership Units

As of June 30, 2019 and December 31, 2018, there were 183,952,659 and 183,525,660, respectively, of limited partnership units outstanding, of which 1,873,332 were Class A Limited Partnership Units for both periods. UDR owned 176,099,189, or 95.7%, and 174,137,816, or 94.9%, of OP Units outstanding at June 30, 2019 and December 31, 2018, respectively, of which 121,661 were Class A Limited Partnership Units for both periods. The remaining 7,853,470, or 4.3%, and 9,387,844, or 5.1%, of OP Units outstanding were held by non-affiliated partners at June 30, 2019 and December 31, 2018, respectively, of which 1,751,671 were Class A Limited Partnership Units for both periods.

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

The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by non-affiliated limited partners was $352.5 million and $371.9 million as of June 30, 2019 and December 31, 2018, respectively, based on the value of

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

JUNE 30, 2019

UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.

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

The following table shows OP Units outstanding and OP Unit activity as of and for the six months ended June 30, 2019:

			UDR, Inc.
	Class A			Class A
	Limited	Limited	Limited	Limited	General
	Partners	Partners	Partner	Partner	Partner	Total
Ending balance at December 31, 2018	1,751,671	7,636,173	174,016,155	121,661	110,883	183,636,543
Vesting of LTIP Units	—	426,999	—	—	—	426,999
OP redemptions for UDR stock	—	(1,961,373)	1,961,373	—	—	—
Ending balance at June 30, 2019	1,751,671	6,101,799	175,977,528	121,661	110,883	184,063,542

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

JUNE 30, 2019

11. COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Commitments

The following summarizes the Operating Partnership’s real estate commitments at June 30, 2019 (dollars in thousands):

	Number		Operating Partnership's
	Properties	Investment	Remaining Commitment
Real estate communities - redevelopment	1	$2,897	$22,103

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

The Operating Partnership’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to April 1, 2018 (for the quarter-to-date comparison) or January 1, 2018 (for the year-to-date) and held as of June 30, 2019. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
JUNE 30, 2019
●	Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the three and six months ended June 30, 2019 and 2018.

The following is a description of the principal streams from which the Operating Partnership generates its revenue:

Lease Revenue

Lease revenue related to leases is recognized on an accrual basis when due from residents or tenants in accordance with ASC 842, Leases. Rental payments are generally due on a monthly basis and recognized on a straight-line basis over the noncancellable lease term because collection of the lease payments was probable at lease commencement, inclusive of any periods covered by an option to extend the lease if the lessee is reasonably certain to exercise that option. In addition, in circumstances where a lease incentive is provided to tenants, the incentive is recognized as a reduction of lease revenue on a straight-line basis over the lease term.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

JUNE 30, 2019

The following table details rental income and NOI for the Operating Partnership’s reportable segments for the three and six months ended June 30, 2019 and 2018, and reconciles NOI to Net income/(loss) attributable to OP unitholders on the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, (a)		June 30, (b)
	2019	2018	2019	2018
Reportable apartment home segment lease revenue
Same-Store Communities
West Region	$62,298	$59,492	$123,080	$117,832
Mid-Atlantic Region	14,881	14,636	29,691	29,169
Southeast Region	12,686	12,198	25,148	24,178
Northeast Region	7,966	7,757	15,938	15,605
Southwest Region	1,950	1,946	—	—
Non-Mature Communities/Other	7,326	7,855	17,927	20,271
Total segment and consolidated rental income	$107,107	$103,884	$211,784	$207,055
Reportable apartment home segment other revenue
Same-Store Communities
West Region	$1,852	$1,911	$3,846	$3,734
Mid-Atlantic Region	429	423	964	918
Southeast Region	727	691	1,502	1,441
Northeast Region	168	152	334	318
Southwest Region	91	90	—	—
Non-Mature Communities/Other	(24)	115	254	392
Total segment and consolidated rental income	$3,243	$3,382	$6,900	$6,803
Total reportable apartment home segment rental income
Same-Store Communities
West Region	$64,150	$61,403	$126,926	$121,566
Mid-Atlantic Region	15,310	15,059	30,655	30,087
Southeast Region	13,413	12,889	26,650	25,619
Northeast Region	8,134	7,909	16,272	15,923
Southwest Region	2,041	2,036	—	—
Non-Mature Communities/Other	7,302	7,970	18,181	20,663
Total segment and consolidated rental income	$110,350	$107,266	$218,684	$213,858
Reportable apartment home segment NOI
Same-Store Communities
West Region	$49,348	$47,083	$97,145	$92,911
Mid-Atlantic Region	10,555	10,382	21,079	20,775
Southeast Region	9,356	8,851	18,613	17,643
Northeast Region	6,260	6,042	12,466	12,259
Southwest Region	1,484	1,426	—	—
Non-Mature Communities/Other	4,677	5,751	11,516	14,236
Total segment and consolidated NOI	81,680	79,535	160,819	157,824
Reconciling items:
Property management	(3,308)	(2,950)	(6,287)	(5,881)
Other operating expenses	(2,422)	(2,197)	(4,822)	(3,751)
Real estate depreciation and amortization	(34,921)	(36,298)	(69,575)	(73,863)
General and administrative	(4,151)	(4,545)	(8,812)	(8,854)
Casualty-related (charges)/recoveries, net	81	(574)	81	(916)
Gain/(loss) on sale of real estate owned	—	—	—	70,300
Income/(loss) from unconsolidated entities	(1,794)	(2,707)	(4,534)	(7,724)
Interest expense	(7,355)	(5,083)	(14,726)	(10,109)
Net (income)/loss attributable to noncontrolling interests	(416)	(420)	(804)	(838)
Net income/(loss) attributable to OP unitholders	$27,394	$24,761	$51,340	$116,188

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

JUNE 30, 2019

(a)	Same-Store Community population consisted of 15,941 apartment homes.
(b)	Same-Store Community population consisted of 15,723 apartment homes.

The following table details the assets of the Operating Partnership’s reportable segments as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30,	December 31,
	2019	2018
Reportable apartment home segment assets
Same-Store Communities
West Region	$1,995,108	$1,981,007
Mid-Atlantic Region	665,752	663,083
Southeast Region	345,643	340,722
Northeast Region	407,479	406,149
Southwest Region	143,734	141,882
Non-Mature Communities/Other	285,007	279,142
Total segment assets	3,842,723	3,811,985
Accumulated depreciation	(1,727,383)	(1,658,161)
Total segment assets - net book value	2,115,340	2,153,824
Reconciling items:
Cash and cash equivalents	50	125
Restricted cash	14,124	13,563
Investment in unconsolidated entities	89,265	103,026
Operating lease right-of-use assets	93,799	—
Other assets	27,872	34,052
Total consolidated assets	$2,340,450	$2,304,590

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

The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

●	general economic conditions;
●	unfavorable changes in apartment market and economic conditions that could adversely affect occupancy levels and rental rates;
●	the failure of acquisitions to achieve anticipated results;
●	possible difficulty in selling apartment communities;
●	competitive factors that may limit our ability to lease apartment homes or increase or maintain rents;
●	insufficient cash flow that could affect our debt financing and create refinancing risk;
●	failure to generate sufficient revenue, which could impair our debt service payments and distributions to stockholders;
●	development and construction risks that may impact our profitability;
●	potential damage from natural disasters, including hurricanes and other weather-related events, which could result in substantial costs to us;
●	risks from climate change that impacts our properties or operations;
●	risks from extraordinary losses for which we may not have insurance or adequate reserves;
●	risks from cybersecurity breaches of our information technology systems and the information technology systems of our third party vendors and other third parties;
●	uninsured losses due to insurance deductibles, self-insurance retention, uninsured claims or casualties, or losses in excess of applicable coverage;
●	delays in completing developments and lease-ups on schedule;
●	our failure to succeed in new markets;
●	risks that third parties who have an interest in or are otherwise involved in projects in which we have an interest, including mezzanine borrowers, joint venture partners or other investors, do not perform as expected;
●	changing interest rates, which could increase interest costs and affect the market price of our securities;

●	potential liability for environmental contamination, which could result in substantial costs to us;
●	the imposition of federal taxes if we fail to qualify as a REIT under the Code in any taxable year;
●	our internal control over financial reporting may not be considered effective which could result in a loss of investor confidence in our financial reports, and in turn have an adverse effect on our stock price; and
●	changes in real estate laws, tax laws, rent control or stabilization laws or other laws affecting our business.

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

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the three and six months ended June 30, 2019 and 2018, of each of UDR, Inc. and United Domination Realty, L.P.

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

At June 30, 2019, our consolidated real estate portfolio included 135 communities in 12 states plus the District of Columbia totaling 42,292 apartment homes, and our total real estate portfolio, inclusive of our unconsolidated communities, included an additional 31 communities with 7,895 apartment homes. The Same-Store Community apartment home population for the three and six months ended June 30, 2019, was 38,177 and 37,959, respectively.

The following table summarizes our market information by major geographic markets as of and for the three and six months ended June 30, 2019:

		June 30, 2019			Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
			Percentage	Total		Monthly		Monthly
	Number of	Number of	of Total	Carrying	Average	Income per	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	Occupancy	Home (a)
West Region
Orange County, CA	10	4,434	10.3%	$1,131,366	96.0%	$2,358	96.0%	$2,347
San Francisco, CA	11	2,751	7.9%	869,913	97.1%	3,769	97.1%	3,710
Seattle, WA	15	2,837	9.0%	990,069	97.1%	2,523	96.6%	2,498
Los Angeles, CA	4	1,225	4.1%	455,866	95.9%	2,896	96.4%	2,885
Monterey Peninsula, CA	7	1,565	1.6%	178,999	97.2%	1,875	96.6%	1,863
Other Southern California	2	654	1.0%	108,498	96.8%	1,982	96.8%	1,958
Portland, OR	2	476	0.5%	49,789	96.5%	1,582	96.6%	1,575
Mid-Atlantic Region
Metropolitan D.C.	21	7,799	18.4%	2,027,722	97.3%	2,085	97.5%	2,077
Richmond, VA	4	1,358	1.4%	150,352	97.9%	1,390	97.7%	1,377
Baltimore, MD	3	720	1.4%	152,812	96.8%	1,736	97.0%	1,721
Southeast Region
Orlando, FL	9	2,500	2.1%	229,543	96.4%	1,408	96.5%	1,400
Tampa, FL	7	2,287	2.4%	260,809	97.0%	1,458	97.0%	1,452
Nashville, TN	8	2,260	2.0%	215,454	97.5%	1,322	97.3%	1,315
Other Florida	1	636	0.8%	86,230	96.3%	1,662	96.0%	1,654
Northeast Region
New York, NY	3	1,452	9.4%	1,032,930	97.5%	4,549	97.8%	4,518
Boston, MA	4	1,388	4.2%	463,318	96.4%	2,926	96.2%	2,920
Southwest Region
Dallas, TX	7	2,345	2.6%	285,144	97.1%	1,361	96.6%	1,368
Austin, TX	4	1,272	1.5%	165,360	97.4%	1,516	97.4%	1,509
Denver, CO	1	218	1.3%	143,734	94.8%	3,294	—%	—
Total/Average Same-Store Communities	123	38,177	81.9%	8,997,908	96.9%	$2,183	96.9%	$2,162
Non-Mature, Commercial Properties & Other	12	4,115	18.1%	2,013,608
Total Real Estate Owned	135	42,292	100.0%	11,011,516
Total Accumulated Depreciation				(3,878,897)
Total Real Estate Owned, Net of Accumulated Depreciation				$7,132,619
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to April 1, 2018 (for quarter-to-date comparison) or January 1, 2018 (for year-to-date comparison) and held as of June 30, 2019. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

Our Non-Mature Communities/Other segment represents those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

Liquidity and Capital Resources

Liquidity is the ability to meet present and future financial obligations either through operating cash flows, sales of properties, borrowings under our credit agreements, and/or the issuance of debt and/or equity securities. Our primary source of liquidity is our cash flow from operations, as determined by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment homes, and borrowings under our credit agreements. We routinely use our working capital credit facility, our unsecured revolving credit facility and issuances of commercial paper to temporarily fund certain investing and financing activities prior to arranging for longer-term financing or the issuance of equity or debt securities. During the past several years, proceeds from the sale of real estate have been used for both investing and financing activities as we continue to execute on maintaining a diversified portfolio.

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

In July 2017, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in April 2017, which replaced the prior at-the-market equity offering program entered into in April 2012. During the three months ended June 30, 2019, the Company sold 0.5 million shares of common stock through its ATM program for aggregate gross proceeds of approximately $21.0 million at a weighted average price per share of $45.64. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $0.3 million, were approximately $20.7 million, which were primarily used to fund the Company’s recent acquisitions. During the six months ended June 30, 2019, the Company sold 4.8 million shares of common stock through its ATM program for aggregate gross proceeds of approximately $216.0 million at a weighted average price per share of $44.88. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $3.0 million, were approximately $212.9 million, which were primarily used to fund the Company’s recent acquisitions. As of June 30, 2019, we had 15.2 million shares of common stock available for future issuance under the ATM program.

In July 2019, the Company sold 2.2 million shares of common stock through its ATM program for aggregate gross proceeds of approximately $100.5 million at a weighted average price per share of $46.19. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $1.1 million, were approximately $99.4 million, which were primarily used to fund acquisition activity.

On July 2, 2019, the Company issued $300.0 million of 3.20% senior unsecured medium-term notes due January 15, 2030. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. The notes were priced at 99.66% of the principal amount at issuance. The Company will use the net proceeds for the repayment of debt, including amounts outstanding under the Company’s commercial paper program, Revolving Credit Facility and Working Capital Credit Facility, or for other general corporate purposes. The Operating Partnership is the guarantor of this debt. The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 3.46%.

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

During the remainder of 2019, we have approximately $69.6 million of secured debt maturing, inclusive of principal amortization, and $392.0 million of unsecured debt maturing, comprised solely of unsecured commercial paper. We anticipate repaying the remaining debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

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

Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in UDR’s Annual Report on Form 10-K, filed with the SEC on February 19, 2019. There have been no significant changes in our critical accounting policies from those reported in our Form 10-K filed with the SEC on February 19, 2019. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018.

Operating Activities

For the six months ended June 30, 2019, our Net cash provided by/(used in) operating activities was $286.4 million, compared to $255.1 million for the comparable period in 2018. The increase in cash flow from operating activities was primarily due to improved net operating income, primarily driven by revenue growth at communities, partially offset by changes in operating assets and liabilities.

Investing Activities

For the six months ended June 30, 2019, Net cash provided by/(used in) investing activities was $(806.0) million, compared to $(111.3) million for the comparable period in 2018. The increase in cash used in investing activities was primarily due to the acquisitions made during the current period and a decrease in proceeds from the sales of real estate investments, partially offset by a decrease in spend for development of real estate assets.

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

In April 2019, the Company acquired a 498 apartment home operating community located in Towson, Maryland for approximately $86.4 million. The Company increased its real estate assets owned by approximately $82.5 million and recorded approximately $3.9 million of in-place lease intangibles.

In May 2019, the Company acquired a 313 apartment home operating community located in King of Prussia, Pennsylvania for approximately $107.3 million. The Company increased its real estate assets owned by approximately $106.4 million and recorded approximately $0.9 million of in-place lease intangibles.

In May 2019, the Company acquired a 240 apartment home operating community located in St. Petersburg, Florida for approximately $49.4 million. The Company increased its real estate assets owned by approximately $48.2 million and recorded approximately $1.2 million of in-place lease intangibles.

In June 2019, the Company acquired a 200 apartment home operating community located in Waltham, Massachusetts for approximately $84.6 million. The Company increased its real estate assets owned by approximately $82.6 million and recorded approximately $2.0 million of in-place lease intangibles.

Dispositions

In June 2019, the Company sold a parcel of land located in Los Angeles, California for $38.0 million, resulting in a gain of approximately $5.3 million. Prior to the sale, the parcel of land was subject to a ground lease, under which UDR was the lessor, scheduled to expire in 2065. The ground lease included a purchase option for the lessee to acquire the land during specific periods of the ground lease term. During the second quarter, the lessee exercised the purchase option resulting in the sale by the Company and the ground lease being terminated.

Capital Expenditures

We capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

For the six months ended June 30, 2019, total capital expenditures of $70.2 million, or $1,733 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $47.5 million, or $1,205 per stabilized home, for the comparable period in 2018.

The increase in total capital expenditures was primarily due to:

●	an increase of $16.1 million in spend for our operations platform, which include smart home installations in certain of our properties; and
●	an increase of 50.4%, or $5.8 million, in major renovations, which include major structural changes and/or architectural revisions to existing buildings.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the six months ended June 30, 2019 and 2018 (dollars in thousands):

				Per Home
	Six Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Turnover capital expenditures	$4,789	$4,880	(1.9)%	$118	$124	(4.8)%
Asset preservation expenditures	15,179	14,570	4.2%	375	369	1.6%
Total recurring capital expenditures	19,968	19,450	2.7%	493	493	—%
NOI enhancing improvements (a)	16,640	16,485	0.9%	411	418	(1.7)%
Major renovations (b)	17,440	11,593	50.4%	431	294	46.6%
Operations platform	16,130	—	—	398	—	—
Total capital expenditures	$70,178	$47,528	47.7%	$1,733	$1,205	43.8%
Repair and maintenance expense	$19,396	$16,839	15.2%	$479	$427	12.2%
Average home count (c)	40,509	39,478	2.6%
(a)	NOI enhancing improvements are expenditures that result in increased income generation or decreased expense growth.
(b)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(c)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

The above table includes amounts capitalized during the year. Actual capital spending is impacted by the net change in capital expenditure accruals.

We intend to continue to selectively add NOI enhancing improvements, which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement.

Consolidated Real Estate Under Development and Redevelopment

At June 30, 2019, the Company was not developing any communities.

At June 30, 2019, the Company was redeveloping two communities, located in Boston, Massachusetts and New York, New York, which are expected to be completed in the fourth quarter of 2020 and the first quarter of 2021, respectively. The redevelopments include the renovation of building exteriors, corridors, and common area amenities as well as individual apartment homes.

During the six months ended June 30, 2019, we incurred $17.4 million in major renovations, which include major structural changes and/or architectural revisions to existing buildings, an increase of $5.8 million compared to the six months ended June 30, 2018.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the six months ended June 30, 2019:

●	we made investments totaling $51.9 million in our unconsolidated joint ventures, including contributions of $34.2 million to four unconsolidated investments under our Developer Capital Program, which earn preferred returns ranging from 8.0% to 12.5%;
●	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $6.7 million; and
●	we received distributions of $30.0 million, of which $3.1 million were operating cash flows and $26.9 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the six months ended June 30, 2019 and 2018.

Financing Activities

For the six months ended June 30, 2019, our Net cash provided by/(used in) financing activities was $334.7 million, compared to $(134.8) million for the comparable period of 2018.

The following significant financing activities occurred during the six months ended June 30, 2019:

●	net proceeds of $290.9 million from our unsecured commercial paper program;
●	net proceeds of $33.4 million from the Company’s unsecured revolving credit facilities;
●	net proceeds of $212.9 million from sales under our ATM program; and
●	payment of $185.4 million of distributions to our common stockholders.

Credit Facilities and Commercial Paper Program

UDR had one secured credit facility with Fannie Mae with a commitment of $90.0 million at June 30, 2019. The Fannie Mae credit facility matures in July 2020 and bears interest at a fixed rate of 3.95%.

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

As of June 30, 2019, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.1 billion of unused capacity (excluding $2.7 million of letters of credit at June 30, 2019), and $350.0 million of outstanding borrowings under the Term Loan.

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

As of June 30, 2019, we had $33.4 million of outstanding borrowings under the Working Capital Credit Facility, leaving $41.6 million of unused capacity.

The Fannie Mae credit facility, the bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at June 30, 2019.

We have an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $500 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of our other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of June 30, 2019, we had issued $392.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 2.65%, leaving $108.0 million of unused capacity.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $555.1 million in variable rate debt that is not subject to interest rate swap contracts as of June 30, 2019. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the six months ended June 30, 2019 would increase by $2.2 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by/(used in) operating activities	$286,421	$255,101
Net cash provided by/(used in) investing activities	(805,993)	(111,255)
Net cash provided by/(used in) financing activities	334,704	(134,764)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $34.6 million ($0.12 per diluted share) for the three months ended June 30, 2019, as compared to $19.6 million ($0.07 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	an increase in total property NOI of $16.5 million primarily due to higher revenue per occupied home and NOI from operating communities, including those acquired in 2019 and recently developed, partially offset by a decrease from sold communities;

●	an increase in income/(loss) from unconsolidated entities of $8.7 million, primarily attributable to a $5.3 million gain recognized on the sale of an operating property from our UDR/KFH joint venture and an increase in Developer Capital Program investments; and
●	a gain of $5.3 million on the sale of a parcel of land in Los Angeles, California during the three months ended June 30, 2019, as compared to no gains during the three months ended June 30, 2018.

This was partially offset by:

●	an increase in depreciation expense of $11.4 million primarily due to communities acquired in 2019 and homes delivered from our development communities in 2018, partially offset by a decrease from sold communities and fully depreciated assets.

Net income/(loss) attributable to common stockholders was $58.1 million ($0.21 per diluted share) for the six months ended June 30, 2019, as compared to $100.4 million ($0.37 per diluted share) for the comparable period in the prior year. The decrease resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	a gain of $5.3 million on the sale of a parcel of land in Los Angeles, California during the six months ended June 30, 2019, as compared to a gain of $70.3 million on the sale of an operating community in Orange County, California during the six months ended June 30, 2018;
●	an increase in depreciation expense of $15.7 million primarily due to communities acquired in 2019 and homes delivered from our development communities in 2018, partially offset by a decrease from sold communities and fully depreciated assets; and
●	an increase in interest expense of $6.4 million primarily due to higher average debt balances, higher average interest rates and lower capitalized interest.

This was partially offset by:

●	an increase in total property NOI of $29.5 million primarily due to higher revenue per occupied home and NOI from operating communities, including those acquired in 2019 and recently developed, partially offset by a decrease from sold communities;

●	an increase in interest income and other income/(expense), net of $7.2 million, primarily attributable to an $8.5 million promoted interest on the prepayment of a note to a multifamily technology company;
●	an increase in income/(loss) from unconsolidated entities of $10.4 million, primarily attributable to a $5.3 million gain recognized on the sale of an operating property from our UDR/KFH joint venture and an increase in Developer Capital Program investments; and
●	a decrease in net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $4.5 million, primarily attributable to the noncontrolling interest’s share of the gain on sale associated with the disposition in 2018.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30, (a)			June 30, (a)
	2019	2018	% Change	2019	2018	% Change
Same-Store Communities:
Same-Store rental income	$242,222	$233,652	3.7%	$477,230	$460,041	3.7%
Same-Store operating expense (b)	(67,266)	(65,740)	2.3%	(134,161)	(130,596)	2.7%
Same-Store NOI	174,956	167,912	4.2%	343,069	329,445	4.1%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (c)	13,951	863	1,516.6%	11,160	2,709	312.0%
Acquired communities NOI	1,702	—	—%	1,702	—	—%
Redevelopment communities NOI	4,912	5,470	(10.2)%	10,142	11,080	(8.5)%
Development communities NOI	—	—	—%	17,067	1,326	1,187.1%
Non-residential/other NOI	3,590	5,848	(38.6)%	4,992	9,185	(45.7)%
Sold and held for disposition communities NOI	624	3,182	(80.4)%	1,286	6,144	(79.1)%
Total Non-Mature Communities/Other NOI	24,779	15,363	61.3%	46,349	30,444	52.2%
Total property NOI	$199,735	$183,275	9.0%	$389,418	$359,889	8.2%
(a)	Same-Store consists of 38,177 apartment homes.
(b)	Same-Store consists of 37,959 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income/(loss) attributable to UDR, Inc.	$35,619	$20,601	$60,122	$102,357
Joint venture management and other fees	(2,845)	(3,109)	(5,596)	(5,931)
Property management	8,006	7,057	15,709	13,945
Other operating expenses	2,735	2,825	8,381	4,834
Real estate depreciation and amortization	117,934	106,520	230,402	214,656
General and administrative	12,338	12,373	24,805	24,132
Casualty-related charges/(recoveries), net	246	746	246	1,686
Other depreciation and amortization	1,678	1,684	3,334	3,375
(Gain)/loss on sale of real estate owned	(5,282)	—	(5,282)	(70,300)
(Income)/loss from unconsolidated entities	(6,625)	2,032	(6,674)	3,709
Interest expense	34,417	31,598	67,959	61,541
Interest income and other (income)/expense, net	(1,310)	(1,128)	(11,123)	(3,887)
Tax provision/(benefit), net	125	233	2,337	460
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	2,652	1,813	4,709	9,203
Net income/(loss) attributable to noncontrolling interests	47	30	89	109
Total property NOI	$199,735	$183,275	$389,418	$359,889

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to April 1, 2018 (for the quarter-to-date comparison) and January 1, 2018 (for the year-to-date comparison) and held on June 30, 2019, consisted of 38,177 and 37,959 apartment homes and provided 87.6% and 88.1% of our total NOI for the three and six months ended June 30, 2019, respectively.

Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018

NOI for our Same-Store Community properties increased 4.2%, or $7.0 million, for the three months ended June 30, 2019 compared to the same period in 2018. The increase in property NOI was attributable to a 3.7%, or $8.6 million, increase in property rental income, which was partially offset by a 2.3%, or $1.5 million, increase in operating expenses. The increase in property income was primarily driven by a 2.7%, or $5.9 million, increase in rental rates and an 11.5%, or $2.7 million, increase in reimbursement and ancillary and fee income. Physical occupancy remained the same at 96.9% and total monthly income per occupied home increased 3.7% to $2,183.

The increase in operating expenses was primarily driven by a 16.4%, or $1.4 million, increase in repair and maintenance expense, offset by a 9.0%, or $1.4 million, decrease in personnel expense as a result of fewer employees, and a 4.7%, or $1.2 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) was 72.2% and 71.9% for the three months ended June 30, 2019 and 2018, respectively.

Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018

NOI for our Same-Store Community properties increased 4.1%, or $13.6 million, for the six months ended June 30, 2019 compared to the same period in 2018. The increase in property NOI was attributable to a 3.7%, or $17.2 million, increase in property rental income, which was partially offset by a 2.7%, or $3.6 million, increase in operating expenses. The increase in property income was primarily driven by a 2.7%, or $11.6 million, increase in rental rates and a 12.1%, or $5.6 million, increase in reimbursement and ancillary and fee income. Physical occupancy stayed the same at 96.9% and total monthly income per occupied home increased 3.7% to $2,162.

The increase in operating expenses was primarily driven by a 15.4%, or $2.4 million, increase in repair and maintenance expense, partially offset by a 6.6%, or $2.0 million, decrease in personnel expense as a result of fewer employees, and a 4.0%, or $2.2 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) was 71.9% and 71.6% for the six months ended June 30, 2019 and 2018, respectively.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018

The remaining 12.4%, or $24.8 million, of our total NOI during the three months ended June 30, 2019 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 61.3%, or $9.4 million, for the three months ended June 30, 2019 as compared to the same period in 2018. The increase was primarily attributable to a $13.1 million increase in stabilized, non-mature communities NOI and a $1.7 million increase in NOI from acquired communities, partially offset by a $2.6 million decrease in NOI from sold and held for disposition communities and a $2.3 million decrease in NOI from non-residential/other.

Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018

The remaining 11.9%, or $46.3 million, of our total NOI during the six months ended June 30, 2019 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 52.2%, or $15.9 million, for the six months ended June 30, 2019 as compared to the same period in 2018. The increase was primarily attributable to a $15.7 million increase in development communities, an $8.5 million increase in stabilized, non-mature communities NOI and a $1.7 million increase in NOI from acquired communities, partially offset by a $4.9 million decrease in NOI from sold and held for disposition communities and a $4.2 million decrease in NOI from non-residential/other.

Real estate depreciation and amortization

For the three months ended June 30, 2019 and 2018, the Company recognized real estate depreciation and amortization of $117.9 million and $106.5 million, respectively. The increase in 2019 as compared to 2018 was primarily attributable to communities acquired in 2019 and homes delivered from our development communities in 2018, partially offset by a decrease from sold communities and fully depreciated assets.

For the six months ended June 30, 2019 and 2018, the Company recognized real estate depreciation and amortization of $230.4 million and $214.7 million, respectively. The increase in 2019 as compared to 2018 was primarily attributable to communities acquired in 2019 and homes delivered from our development communities in 2018, partially offset by a decrease from sold communities and fully depreciated assets.

Gain/(Loss) on sale of real estate owned

During the six months ended June 30, 2019, the Company recognized a gain of $5.3 million on the sale of a parcel of land in Los Angeles, California. During the six months ended June 30, 2018, the Company recognized a gain of $70.3 million on the sale of an operating community in Orange County, California.

Income/(loss) from unconsolidated entities

For the three months ended June 30, 2019 and 2018, the Company recognized income/(loss) from unconsolidated entities of $6.6 million and $(2.0) million, respectively. The increase in 2019 as compared to 2018 was primarily attributable to a $5.3 million gain recognized for the sale of an operating community in our UDR/KFH joint venture and an increase in Developer Capital Program investments.

For the six months ended June 30, 2019 and 2018, the Company recognized income/(loss) from unconsolidated entities of $6.7 million and $(3.7) million, respectively. The increase in 2019 as compared to 2018 was primarily attributable to a $5.3 million gain recognized for the sale of an operating community in our UDR/KFH joint venture and an increase in Developer Capital Program investments.

Interest expense

For the six months ended June 30, 2019 and 2018, the Company recognized interest expense of $68.0 million and $61.5 million, respectively. The increase in 2019 as compared to 2018 was primarily attributable to higher average debt balances, higher average interest rates and lower capitalized interest.

Interest income and other income/(expense), net

For the six months ended June 30, 2019 and 2018, we recognized interest income and other income/(expense), net of $11.1 million and $3.9 million, respectively. The increase in 2019 as compared to 2018 was primarily attributable to an $8.5 million promoted interest on the prepayment of a note to a multifamily technology company.

Noncontrolling Interest

For the six months ended June 30, 2019 and 2018, we recognized net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $4.7 million and $9.2 million, respectively. The decrease in 2019 as compared to 2018 was primarily attributable to the noncontrolling interest’s share of the gain on sale associated with the disposition in 2018.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and six months ended June 30, 2019.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income/(loss) attributable to common stockholders	$34,588	$19,630	$58,080	$100,431
Real estate depreciation and amortization	117,934	106,520	230,402	214,656
Noncontrolling interests	2,699	1,843	4,798	9,312
Real estate depreciation and amortization on unconsolidated joint ventures	15,211	15,512	30,885	29,852
Cumulative effect of change in accounting principle	—	—	—	(2,100)
Net gain on the sale of unconsolidated depreciable property	(5,251)	—	(5,251)	—
Net gain on the sale of depreciable real estate owned	—	—	—	(70,300)
FFO attributable to common stockholders and unitholders, basic	$165,181	$143,505	$318,914	$281,851
Distribution to preferred stockholders — Series E (Convertible)	1,031	971	2,042	1,926
FFO attributable to common stockholders and unitholders, diluted	$166,212	$144,476	$320,956	$283,777
Income/(loss) per weighted average common share - diluted	$0.12	$0.07	$0.21	$0.37
FFO per weighted average common share and unit, basic	$0.54	$0.49	$1.05	$0.97
FFO per weighted average common share and unit, diluted	$0.54	$0.49	$1.05	$0.96
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	304,696	291,885	302,998	291,968
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	308,322	296,475	306,596	296,553

Impact of adjustments to FFO:
Promoted interest on settlement of note receivable, net of tax	$—	$—	$(6,482)	$—
Legal and other costs	—	625	3,431	625
Net gain on the sale of non-depreciable real estate owned	(5,282)	—	(5,282)	—
Casualty-related charges/(recoveries), net	246	806	261	1,815
Casualty-related charges/(recoveries) on unconsolidated joint ventures, net	81	—	227	—
	$(4,955)	$1,431	$(7,845)	$2,440
FFOA attributable to common stockholders and unitholders, diluted	$161,257	$145,907	$313,111	$286,217

FFOA per weighted average common share and unit, diluted	$0.52	$0.49	$1.02	$0.97

Recurring capital expenditures	(12,750)	(12,781)	(19,968)	(19,450)
AFFO attributable to common stockholders and unitholders, diluted	$148,507	$133,126	$293,143	$266,767

AFFO per weighted average common share and unit, diluted	$0.48	$0.45	$0.96	$0.90

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	304,696	291,885	302,998	291,968
Weighted average number of OP/DownREIT Units outstanding	(22,736)	(24,574)	(23,504)	(24,540)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	281,960	267,311	279,494	267,428

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	308,322	296,475	306,596	296,553
Weighted average number of OP/DownREIT Units outstanding	(22,736)	(24,574)	(23,504)	(24,540)
Weighted average number of Series E Cumulative Convertible Preferred shares outstanding	(3,011)	(3,011)	(3,011)	(3,011)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	282,575	268,890	280,081	269,002

United Dominion Realty, L.P.:

Business Overview

United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”) is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At June 30, 2019, the Operating Partnership’s real estate portfolio included 52 communities located in nine states and the District of Columbia with a total of 16,434 apartment homes.

As of June 30, 2019, UDR owned 110,883 units of our general partnership interests and 176,099,189 units of our limited partnership interests (the “OP Units”), or approximately 95.7% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this section of this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries, and all references in this section to “UDR” or the “General Partner” refer solely to UDR, Inc.

UDR is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in June 2003. At June 30, 2019, the General Partner’s consolidated real estate portfolio included 135 communities located in 12 states and the District of Columbia with a total of 42,292 apartment homes. In addition, the General Partner had an ownership interest in 31 communities with 7,895 completed apartment homes through unconsolidated operating communities.

The Operating Partnership’s same-store community apartment home population for the three and six months ended June 30, 2019 was 15,941 and 15,723, respectively.

The following table summarizes our market information by major geographic markets as of and for the three and six months ended June 30, 2019:

		June 30, 2019			Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
			Percentage	Total		Monthly		Monthly
	Number of	Number of	of Total	Carrying	Average	Income per	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	Occupancy	Home (a)
West Region
Orange County, CA	5	3,119	19.4%	$743,062	96.2%	$2,299	96.2%	$2,287
San Francisco, CA	9	2,185	15.8%	605,777	97.0%	3,401	96.9%	3,352
Seattle, WA	5	932	5.9%	227,206	97.0%	2,121	96.6%	2,104
Los Angeles, CA	2	344	3.0%	115,593	96.1%	2,845	96.4%	2,809
Monterey Peninsula, CA	7	1,565	4.7%	178,999	97.2%	1,875	96.6%	1,863
Other Southern California	1	414	2.0%	74,682	96.7%	2,100	96.8%	2,074
Portland, OR	2	476	1.3%	49,789	96.5%	1,582	96.6%	1,575
Mid-Atlantic Region
Metropolitan D.C.	6	2,068	14.6%	560,343	96.9%	2,144	97.1%	2,143
Baltimore, MD	2	540	2.7%	105,409	96.3%	1,553	96.5%	1,546
Southeast Region
Tampa, FL	2	942	2.8%	108,407	97.5%	1,534	97.6%	1,529
Nashville, TN	6	1,612	3.9%	151,006	97.5%	1,301	97.2%	1,293
Other Florida	1	636	2.2%	86,230	96.3%	1,662	96.0%	1,654
Northeast Region
New York, NY	1	503	8.7%	333,701	97.2%	3,947	97.5%	3,937
Boston, MA	1	387	1.9%	73,778	95.8%	2,111	95.6%	2,109
Southwest Region
Denver, CO	1	218	3.7%	143,734	94.8%	3,294	—%	—
Total/Average Same-Store Communities	51	15,941	92.6%	3,557,716	96.8%	$2,227	96.7%	$2,183
Non-Mature, Commercial Properties & Other	1	493	7.4%	285,007
Total Real Estate Owned	52	16,434	100.0%	3,842,723
Total Accumulated Depreciation				(1,727,383)
Total Real Estate Owned, Net of Accumulated Depreciation				$2,115,340
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to April 1, 2018 (for quarter-to-date comparison) or January 1, 2018 (for year-to-date comparison) and held as of June 30, 2019. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

Our Non-Mature Communities/Other segment represents those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

Liquidity and Capital Resources

Liquidity is the ability to meet present and future financial obligations either through operating cash flows, the sale of properties, and the issuance of debt. Both the coordination of asset and liability maturities and effective capital management are important to the maintenance of liquidity. The Operating Partnership’s primary source of liquidity is cash flow from operations, as determined by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment homes, and borrowings owed by us under the General Partner’s credit agreements. The General Partner will routinely use its working capital credit facility, its unsecured revolving credit facility and issuances of commercial paper to temporarily fund certain investing and financing activities prior to arranging for longer-term financing or the issuance of equity or debt securities. During the past several years, proceeds from the sale of real estate have been used for both investing and financing activities as we continue to execute on maintaining a diversified portfolio.

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

As of June 30, 2019, the Operating Partnership does not have any debt maturing during the remainder of 2019.

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

Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Operating Partnership’s Annual Report on Form 10-K, filed with the SEC on February 19, 2019. There have been no significant changes in our critical accounting policies from those reported. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018.

Operating Activities

For the six months ended June 30, 2019, Net cash provided by/(used in) operating activities was $126.4 million compared to $126.3 million for the comparable period in 2018. The increase in cash flow from operating activities was primarily due to improved net operating income, primarily driven by revenue growth at communities, partially offset by changes in operating assets and liabilities.

Investing Activities

For the six months ended June 30, 2019, Net cash provided by/(used in) investing activities was $(19.6) million compared to $79.0 million for the comparable period in 2018. The decrease in cash provided by investing activities was primarily due to proceeds received from the sale of an operating community in Orange County, California in 2018 and an increase in capital expenditures during the six months ended June 30, 2019, as compared to the same period in 2018.

Acquisitions and Dispositions

The Operating Partnership did not have any acquisitions or dispositions of real estate during the six months ended June 30, 2019.

Financing Activities

For the six months ended June 30, 2019 and 2018, our Net cash provided by/(used in) financing activities was $(106.3) million compared to $(205.0) million for the comparable period of 2018. The decrease in cash used in financing activities was primarily due to a decrease in advances to the General Partner, partially offset by the repayment of notes payable to the General Partner.

Credit Facilities

The Operating Partnership is the guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, an unsecured commercial paper program with an aggregate borrowing capacity of $500 million, $300 million of medium-term notes due October 2020, $400 million of medium-term notes due January 2022, a $350 million term loan due September 2023, $300 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025, $300 million of medium-term notes due September 2026, $300 million of medium-term notes due July 2027, $300 million of medium-term notes due January 2028 and $300 million of medium-term notes due January 2029. As of June 30, 2019 and December 31, 2018, the General Partner did not have an outstanding balance under the unsecured revolving credit facility and had $392.0 million and $101.1 million, respectively, outstanding under its unsecured commercial paper program.

The credit facilities are subject to customary financial covenants and limitations.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $27.0 million in variable rate debt that is not subject to interest rate swap contracts as of June 30, 2019. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the six months ended June 30, 2019 would increase by $0.1 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by/(used in) operating activities	$126,407	$126,345
Net cash provided by/(used in) investing activities	(19,599)	78,986
Net cash provided by/(used in) financing activities	(106,322)	(205,000)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018.

Net Income/(Loss) Attributable to OP Unitholders

Net income attributable to OP unitholders was $27.4 million ($0.15 per diluted OP Unit) for the three months ended June 30, 2019, as compared to net income of $24.8 million ($0.13 per diluted OP Unit) for the comparable period in the prior year. The decrease in net income attributable to OP unitholders resulted primarily from the following item, which is discussed in further detail elsewhere within this Report:

●	an increase in total property NOI of $2.1 million primarily due to higher revenue per occupied home and NOI from operating communities, partially offset by a decrease from sold communities.

Net income attributable to OP unitholders was $51.3 million ($0.28 per diluted OP Unit) for the six months ended June 30, 2019, as compared to net income of $116.2 million ($0.63 per diluted OP Unit) for the comparable period in the prior year. The decrease in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

●	no gains on the sale of real estate during the six months ended June 30, 2019, as compared to gains of $70.3 million on the sale of an operating community in Orange County, California during the six months ended June 30, 2018.

This was partially offset by:

●	an increase in total property NOI of $3.0 million, primarily due to higher revenue per occupied home and NOI from operating communities, partially offset by a decrease from sold communities.

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

The following table summarizes the operating performance of our total property NOI for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30, (a)%			June 30, (b)%
	2019	2018	Change	2019	2018	Change
Same-Store Communities:
Same-Store rental income	$103,048	$99,296	3.8%	$200,503	$193,195	3.8%
Same-Store operating expense (c)	(26,045)	(25,512)	2.1%	(51,200)	(49,607)	3.2%
Same-Store NOI	77,003	73,784	4.4%	149,303	143,588	4.0%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (d)	—	—	—%	2,820	2,709	4.1%
Redeveloped communities NOI	3,451	3,743	(7.8)%	6,998	7,643	(8.4)%
Non-residential/other NOI	1,226	1,890	(35.1)%	1,698	3,103	(45.3)%
Sold and held for disposition communities NOI	—	118	(100.0)%	—	781	(100.0)%
Total Non-Mature Communities/Other NOI	4,677	5,751	(18.7)%	11,516	14,236	(19.1)%
Total property NOI	$81,680	$79,535	2.7%	$160,819	$157,824	1.9%
(a)	Same-Store consists of 15,941 apartment homes.
(b)	Same-Store consists of 15,723 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.

The following table is our reconciliation of Net income/(loss) attributable to OP unitholders to total property NOI for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income/(loss) attributable to OP unitholders	$27,394	$24,761	$51,340	$116,188
Property management	3,308	2,950	6,287	5,881
Other operating expenses	2,422	2,197	4,822	3,751
Real estate depreciation and amortization	34,921	36,298	69,575	73,863
General and administrative	4,151	4,545	8,812	8,854
Casualty-related charges/(recoveries), net	(81)	574	(81)	916
(Gain)/loss on sale of real estate owned	—	—	—	(70,300)
(Income)/loss from unconsolidated entities	1,794	2,707	4,534	7,724
Interest expense	7,355	5,083	14,726	10,109
Net income/(loss) attributable to noncontrolling interests	416	420	804	838
Total property NOI	$81,680	$79,535	$160,819	$157,824

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to April 1, 2018 (for quarter-to-date comparison) or January 1, 2018 (for year-to-date comparison) and held as of June 30, 2019, consisted of 15,941 and 15,723 apartment homes and provided 94.3% and 92.8% of our total NOI for the three and six months ended June 30, 2019, respectively.

Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018

NOI for our Same-Store Community properties increased 4.4%, or $3.2 million, for the three months ended June 30, 2019 compared to the same period in 2018. The increase in property NOI was primarily attributable to a 3.8%, or $3.8 million, increase in property rental income, which was partially offset by a 2.1%, or $0.5 million, increase in operating expenses. The increase in property income was primarily driven by a 2.7%, or $2.5 million, increase in rental rates and an 11.4%, or $1.2 million, increase in reimbursement and ancillary and fee income. Physical occupancy remained the same at 96.8% and total monthly income per occupied home increased 3.8% to $2,227.

The increase in operating expenses was primarily driven by a 19.7%, or $0.7 million, increase in repair and maintenance expense, partially offset by an 8.2%, or $0.5 million, decrease in personnel expense as a result of fewer employees.

The operating margin (property net operating income divided by property rental income) was 74.7% and 74.3% for the three months ended June 30, 2019 and 2018, respectively.

Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018

NOI for our Same-Store Community properties increased 4.0%, or $5.7 million, for the six months ended June 30, 2019 compared to the same period in 2018. The increase in property NOI was primarily attributable to a 3.8%, or $7.3 million, increase in property rental income, which was partially offset by a 3.2%, or $1.6 million, increase in operating expenses. The increase in property income was primarily driven by a 2.8%, or $5.0 million, increase in rental rates and a 11.1%, or $2.3 million, increase in reimbursement and ancillary and fee income. Physical occupancy decreased 0.1% to 96.7% and total monthly income per occupied home increased 3.9% to $2,198.

The increase in operating expenses was primarily driven by a 19.0%, or $1.2 million, increase in repair and maintenance expense, partially offset by a 6.6%, or $0.8 million, decrease in personnel expense as a result of fewer employees, and a 5.1%, or $0.9 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) was 74.5% and 74.3% for the six months ended June 30, 2019 and 2018, respectively.

Non-Mature Communities/Other

The Operating Partnership’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties and the non-apartment components of mixed use properties.

Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018

The remaining 5.7% or $4.7 million, of our total NOI during the three months ended June 30, 2019 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased 18.7%, or $1.1 million, for the three months ended June 30, 2019, compared to the same period in 2018. The decrease was primarily attributable to a $0.7 million decrease in NOI from non-residential/other and a decrease of $0.3 million in NOI from redevelopment communities.

Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018

The remaining 7.2%, or $11.5 million, of our total NOI during the six months ended June 30, 2019 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased 19.1%, or $2.7 million, for the six months ended June 30, 2019, compared to the same period in 2018. The decrease was primarily attributable to a $1.4 million decrease in NOI from non-residential/other and a decrease of $0.8 million in NOI from sold communities.

Gain/(Loss) on Sale of Real Estate Owned

During the six months ended June 30, 2019, the Operating Partnership did not recognize any gains on the sale of real estate. During the six months ended June 30, 2018, the Operating Partnership recognized a gain of $70.3 million on the sale of an operating community in Orange County, California.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and six months ended June 30, 2019.

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

See our Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of June 30, 2019, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.

There have not been any changes in either the Company’s or the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of either the Company or the Operating Partnership.

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

Risks Related to Our Real Estate Investments and Our Operations

Unfavorable Apartment Market and Economic Conditions Could Adversely Affect Occupancy Levels, Rental Revenues and the Value of Our Real Estate Assets. Unfavorable market conditions in the areas in which we operate or unfavorable economic conditions generally may significantly affect our occupancy levels, our rental rates and collections, the value of our properties and our ability to acquire or dispose of apartment communities on economically favorable terms. Our ability to lease our properties at favorable rates is adversely affected by the increase in supply in the multifamily and other rental markets and is dependent upon the overall level in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, housing markets, stock market volatility and uncertainty about the future. Some of our major expenses generally do not decline when related rents decline. We would expect that declines in our occupancy levels, rental revenues and/or the values of our apartment communities would cause us to have less cash available to pay our indebtedness and to distribute to UDR’s stockholders, which could adversely affect our financial condition or the market value of our securities. Factors that may affect our occupancy levels, our rental revenues, and/or the value of our properties include the following, among others:

●	downturns in the global, national, regional and local economic conditions, particularly increases in unemployment;
●	declines in mortgage interest rates, making alternative housing more affordable;
●	government or builder incentives with respect to home ownership, making alternative housing options more attractive;
●	local real estate market conditions, including oversupply of, or reduced demand for, apartment homes;
●	declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;
●	changes in market rental rates;
●	our ability to renew leases or re-lease space on favorable terms;
●	the timing and costs associated with property improvements, repairs or renovations;
●	changes in household formation; and
●	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs.

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the six months ended June 30,

2019, approximately 53.6% of our total NOI was generated from communities located in the Washington, D.C. metropolitan area (17.6%), Orange County, CA (15.5%), the San Francisco Bay Area, CA (13.4%) and New York, NY (7.1%). For the year ended December 31, 2018, approximately 52.3% of our total NOI was generated from communities located in the Washington, D.C. metropolitan area (17.0%), Orange County, CA (12.8%), the San Francisco Bay Area, CA (12.2%) and New York, NY (10.3%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or local real estate market conditions or regulations, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse.

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

We Face Certain Risks Related to Our Retail and Commercial Space. Certain of our properties include retail or commercial space that we lease to third parties. The long term nature of our retail and commercial leases (generally five to ten years with market based renewal options) and the characteristics of many of our tenants (generally small and/or local businesses) may subject us to certain risks. The longer term leases could result in below market lease rates over time. We may not be able to lease new space for rents that are consistent with our projections or for market rates. Also, when leases for our retail or commercial space expire, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the prior lease terms. Our properties compete with other properties with retail or commercial space. The presence of competitive alternatives may adversely affect our ability to lease space and the level of rents we can obtain. If our retail or commercial tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions in order to continue operations, or cease their operations, which could adversely impact our results of operations and financial condition.

Risk of Inflation/Deflation. Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses. The general risk of inflation is that interest on our debt and general and administrative expenses increase at a rate faster than increases in our rental rates, which could adversely affect our financial condition or results of operations.

We Are Subject to Certain Risks Associated with Selling Apartment Communities, Which Could Limit Our Operational and Financial Flexibility. We periodically dispose of apartment communities that no longer meet our strategic objectives, but adverse market conditions may make it difficult to sell apartment communities we own. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. These conditions may limit our ability to dispose of properties and to change our portfolio in order to meet our strategic objectives, which could in turn adversely affect our financial condition, results of operations or our ability to fund other activities in which we may want to engage such as the purchase of properties, development or redevelopment, or funding the Developer Capital Program. We are also subject to the following risks in connection with sales of our apartment communities, among others:

●	a significant portion of the proceeds from property sales may be held by intermediaries in order for some sales to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended, or the “Code,” so that any related capital gain can be deferred for federal income tax purposes. As a result, we may not have immediate access to all of the cash proceeds generated from our property sales; and
●	federal tax laws limit our ability to profit on the sale of communities that we have owned for less than two years, and this limitation may prevent us from selling communities when market conditions are favorable.

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

We May Not Realize the Anticipated Benefits of Past or Future Acquisitions, and the Failure to Integrate Acquired Communities and New Personnel Successfully Could Create Inefficiencies. We have selectively acquired in the past, and if presented with attractive opportunities we intend to selectively acquire in the future, apartment communities that meet our investment criteria. Our acquisition activities and their success are subject to the following risks, among others:

●	we may be unable to obtain financing for acquisitions on favorable terms, including but not limited to interest rates, term and/or loan-to-value ratios, or at all, all of which could cause us to delay or even abandon potential acquisitions;
●	even if we are able to finance the acquisition, cash flow from the acquisition may be insufficient to meet our required principal and interest payments on the debt used to finance the acquisition;
●	even if we enter into an acquisition agreement for an apartment community, we may not complete the acquisition for a variety of reasons after incurring certain acquisition-related costs;
●	we may incur significant costs and divert management attention in connection with the evaluation and negotiation of potential acquisitions, including potential acquisitions that we subsequently do not complete;
●	when we acquire an apartment community, we may invest additional amounts in it with the intention of increasing profitability, and these additional investments may not produce the anticipated improvements in profitability;
●	the expected occupancy rates and rental rates may differ from actual results; and
●	we may be unable to quickly and efficiently integrate acquired apartment communities and new personnel into our existing operations, and the failure to successfully integrate such apartment communities or personnel will result in inefficiencies that could materially adversely affect our expected return on our investments and our overall profitability.

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

Development and Construction Risks Could Impact Our Profitability. In the past we have selectively pursued the development and construction of apartment communities, and we intend to do so in the future as appropriate opportunities arise. Development activities have been, and in the future may be, conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. Our development and construction activities are subject to the following risks, among others:

●	we may be unable to obtain construction financing for development activities on favorable terms, including but not limited to interest rates, term and/or loan-to-value ratios, or at all, which could cause us to delay or even abandon potential developments;
●	we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental or quasi-governmental permits and authorizations, which could result in increased development costs, could delay initial occupancy dates for all or a portion of a development community, and could require us to abandon our activities entirely with respect to a project for which we are unable to obtain permits or authorizations;
●	cost may be higher or yields may be less than anticipated as a result of delays in completing projects, costs that exceed budget and/or higher than expected concessions for lease up and lower rents than expected;
●	we may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring such development opportunities;

●	we may be unable to complete construction and lease-up of a community on schedule, or incur development or construction costs that exceed our original estimates, and we may be unable to charge rents that would compensate for any increase in such costs;
●	occupancy rates, rents and concessions at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, preventing us from meeting our expected return on our investment and our overall profitability goals; and
●	when we sell communities or properties that we developed or renovated to third parties, we may be subject to warranty or construction defect claims that are uninsured or exceed the limits of our insurance.

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

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in partnerships and joint ventures, including those in which we own a preferred interest, with other persons or entities when we believe circumstances warrant the use of such structures. As of June 30, 2019, we had active joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $769.0 million. We could become engaged in a dispute with one or more of our partners which could adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners might refuse to make capital contributions when due and we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners’ interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

We are also subject to other risks in connection with partnerships or joint ventures, including (i) a deadlock if we and our partner are unable to agree upon certain major and other decisions (which could result in litigation or disposing of an asset at a time at which we otherwise would not sell the asset), (ii) limitations on our ability to liquidate our position in the partnership or joint venture without the consent of the other partner, and (iii) requirements to provide guarantees in favor of lenders with respect to the indebtedness of the joint venture.

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

As a result of our substantial real estate holdings, the cost of insuring our apartment communities is a component of expense. Insurance premiums and the terms and conditions of insurance policies are subject to significant fluctuations and changes, which are generally outside of our control. We insure our properties with insurance companies that we believe have a good rating at the time our policies are put into effect. The financial condition of one or more insurance companies that we hold policies with may be negatively impacted, which could result in their inability to pay on future insurance claims. Their inability to pay future claims may have a negative impact on our financial results. In addition, the failure, or exit or partial exit from an insurance market, of one or more insurance companies may affect our ability to obtain insurance or increase the costs to renew or replace our insurance policies or increase the cost of insuring properties.

Failure to Succeed in New Markets May Limit Our Growth. We have acquired in the past, and we may acquire in the future if appropriate opportunities arise, apartment communities that are outside of our existing markets. Entering into new markets may expose us to a variety of risks, and we may not be able to operate successfully in new markets. These risks include, among others:

●	inability to accurately evaluate local apartment market conditions and local economies;
●	inability to hire and retain key personnel;
●	lack of familiarity with local governmental and permitting procedures; and
●	inability to achieve budgeted financial results.

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

We cannot assure you that costs or liabilities incurred as a result of environmental or building condition issues will not adversely affect our financial condition and results of operations.

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

The Adoption of, or Changes to, Rent Control, Rent Stabilization, Eviction, Tenants’ Rights and Similar Laws and Regulations in Our Markets Could Have an Adverse Effect on Our Results of Operations and Property Values. Various state and local governments have enacted and may continue to enact rent control, rent stabilization and similar laws and regulations that could limit our ability to raise rents or charge certain fees, including laws or court orders, either of which could have a retroactive effect. For example, in June 2019, the State of New York enacted new rent control regulations known as the Housing Stability and Tenant Protection Act of 2019. We have seen a recent increase in governments enacting or considering, or being urged to consider, such laws and regulations. State and local governments or courts also may make changes to eviction and other tenants’ rights laws and regulations (including changes that apply retroactively) that could adversely impact our results of operations and the value of our properties. Laws and regulations regarding rent control, rent stabilization, eviction, tenants’ rights, and similar matters, as well as any lawsuits against us arising from such laws and regulations, may limit our ability to charge market rents, increase rents, evict delinquent tenants or recover increases in our operating expenses, which could have an adverse effect on our results of operations and the value of our properties.

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

Risk of Damage from Catastrophic Weather and Natural Events. Our communities are located in areas that may experience catastrophic weather and other natural events from time to time, including mudslides, fires, hurricanes, tornadoes, floods, snow or ice storms, or other severe inclement weather. These adverse weather and natural events could cause damage or losses that may be greater than insured levels. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could adversely affect our financial condition and results of operations.

Risk of Potential Climate Change. To the extent that we experience any significant changes in the climate in areas where our communities are located, we may experience extreme weather conditions and changes in precipitation and temperature, all of which could result in physical damage to, and/or a decrease in demand for, our communities located in these areas or communities that are otherwise affected by these changes. Should the impact of such climate changes be material in nature, or occur for lengthy periods of time, our financial condition and results of operations could be adversely affected.

Risk of Earthquake Damage. Some of our communities are located in areas subject to earthquakes, including in the general vicinity of earthquake faults. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We may also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could adversely affect our financial condition and results of operations. Insurance coverage for earthquakes can be costly due to limited industry capacity. As a result, we may experience shortages in desired coverage levels if market conditions are such that insurance is not available or the cost of insurance makes it, in management’s view, economically impractical.

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

We May Experience a Decline in the Fair Value of Our Assets and Be Forced to Recognize Impairment Charges, Which Could Adversely Impact Our Financial Condition, Liquidity and Results of Operations and the Market Price of UDR’s Common Stock. A decline in the fair value of our assets may require us to recognize an impairment against such assets under generally accepted accounting principles as in effect in the United States (“GAAP”), if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we are required to recognize asset impairment charges in the future, these charges could adversely affect our financial condition, liquidity, results of operations and the per share trading price of UDR’s common stock.

Any Material Weaknesses Identified in Our Internal Control Over Financial Reporting Could Have an Adverse Effect on UDR’s Stock Price. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting. If we have one or more material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on the per share trading price of UDR’s common stock.

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

Failure to Generate Sufficient Income Could Impair Debt Service Payments and Distributions to Stockholders. If our apartment communities do not generate sufficient revenue to meet rental expenses, our ability to make required payments of interest and principal on our debt securities and to pay distributions to UDR’s stockholders or the Operating Partnership’s or the DownREIT Partnership’s unitholders will be adversely affected. The following factors, among others, may affect the income generated by our apartment communities:

●	the national and local economies;
●	local real estate market conditions, such as an oversupply of apartment homes;
●	tenants’ perceptions of the safety, convenience, and attractiveness of our communities and the neighborhoods where they are located;
●	our ability to provide adequate management, maintenance and insurance;
●	rental expenses, including real estate taxes and utilities;
●	competition from other apartment communities;
●	changes in interest rates and the availability of financing;

●	changes in governmental regulations and the related costs of compliance; and
●	changes in tax and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing.

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of June 30, 2019, UDR had approximately $555.1 million of variable rate indebtedness outstanding, which constitutes approximately 14.3% of total outstanding indebtedness as of such date. As of June 30, 2019, the Operating Partnership had approximately $27.0 million of variable rate indebtedness outstanding, which constitutes all outstanding indebtedness to third parties as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties.

The Phase-Out of LIBOR and Transition to SOFR as a Benchmark Interest Rate Could Have Adverse Effects. In 2018, the Alternative Reference Rate Committee identified the Secured Overnight Financing Rate (“SOFR”) as the alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, published by the Federal Reserve Bank of New York.  By the end of 2021, it is expected that new contracts will not reference LIBOR and will instead use SOFR. Due to the broad use of LIBOR as a reference rate, all financial market participants, including us, are impacted by the risks associated with this transition and therefore it could adversely affect our operations and cash flows.

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

Changes to the U.S. Federal Income Tax Laws, including the Enactment of Certain Tax Reform Measures, Could Have an Adverse Impact on Our Business and Financial Results. The Tax Cuts and Jobs Act of 2017 significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. The impact of the Act on us and our stockholders is uncertain, and may not become evident for some period of time. For example, the Act contained provisions that may reduce the relative competitive advantage of operating as a REIT, including the lowering of income tax rates on individuals and corporations, which eases the burden of double taxation on corporate dividends and potentially causes the single level of taxation on REIT distributions to become relatively less attractive. The Act also contains provisions allowing the expensing of capital expenditures, which could result in the bunching of taxable income and required distributions for REITs, and provisions extending the depreciable lives of certain real estate assets and further limiting the deductibility of interest expense, which could negatively impact the real estate market. In addition, there can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are regularly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results.

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

The Operating Partnership and the DownREIT Partnership Intend to Qualify as Partnerships, but Cannot Guarantee That They Will Qualify. The Operating Partnership and the DownREIT Partnership intend to qualify as partnerships for federal income tax purposes, and intend to take that position for all income tax reporting purposes. If classified as partnerships, the Operating Partnership and the DownREIT Partnership generally will not be taxable entities and will not incur federal income tax liability. However, the Operating Partnership and the DownREIT Partnership would be treated as corporations for federal income tax purposes if they were “publicly traded partnerships,” unless at least 90% of their income was qualifying income as defined in the Code. A “publicly traded partnership” is a partnership whose partnership interests are traded on an established securities market or are readily tradable on a secondary market (or the substantial equivalent thereof). Although neither the Operating Partnership’s nor the DownREIT Partnership’s partnership units are traded on an established securities market, because of the redemption rights of their limited partners, the Operating Partnership’s and DownREIT Partnership’s units held by limited partners could be viewed as readily tradable on a secondary market (or the substantial equivalent thereof), and the Operating Partnership and the DownREIT Partnership may not qualify for one of the “safe harbors” under the applicable tax regulations. Qualifying income for the 90% test generally includes passive income, such as real property rents, dividends and interest. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. The Operating Partnership and the DownREIT Partnership may not meet this qualifying income test. If either the Operating Partnership or the DownREIT Partnership were to be taxed as a corporation, it would incur substantial tax liabilities, and UDR would then fail to qualify as a REIT for tax purposes, unless it qualified for relief under certain statutory savings provisions, and our ability to raise additional capital would be impaired. In addition, even if the 90% test were met if the Operating Partnership or the DownREIT Partnership were a publicly traded partnership, there could be adverse tax impacts for certain limited partners.

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

Risks Related to Our Organization and Ownership of UDR’s Stock

Changes in Market Conditions and Volatility of Stock Prices Could Adversely Affect the Market Price of UDR’s Common Stock. The stock markets, including the New York Stock Exchange (“NYSE”), on which we list UDR’s common stock, have experienced significant price and volume fluctuations. As a result, the market price of UDR’s common stock could be similarly volatile, and investors in UDR’s common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect the price per share of UDR’s common stock, including:

●	general market and economic conditions;
●	actual or anticipated variations in UDR’s quarterly operating results or dividends or UDR’s payment of dividends in shares of UDR’s stock;
●	changes in our funds from operations or earnings estimates;
●	difficulties or inability to access capital or extend or refinance existing debt;
●	decreasing (or uncertainty in) real estate valuations;
●	changes in market valuations of similar companies;
●	publication of research reports about us or the real estate industry;
●	the general reputation of real estate investment trusts and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate companies);
●	general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of UDR’s stock to demand a higher annual yield from future dividends;
●	a change in analyst ratings;
●	additions or departures of key management personnel;
●	adverse market reaction to any additional debt we incur in the future;
●	speculation in the press or investment community;
●	terrorist activity which may adversely affect the markets in which UDR’s securities trade, possibly increasing market volatility and causing the further erosion of business and consumer confidence and spending;
●	failure to qualify as a REIT;
●	strategic decisions by us or by our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;
●	failure to satisfy listing requirements of the NYSE;
●	governmental regulatory action and changes in tax laws; and
●	the issuance of additional shares of UDR’s common stock, or the perception that such sales might occur, including under UDR’s at-the-market equity distribution program.

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

During the three months ended June 30, 2019, we did not issue any shares of our common stock upon redemption of OP Units in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Repurchase of Equity Securities

In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under these programs during the three months ended June 30, 2019:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (a)
Beginning Balance	10,560,863	$22.66	10,560,863	14,439,137
April 1, 2019 through April 30, 2019	—	—	—	14,439,137
May 1, 2019 through May 31, 2019	—	—	—	14,439,137
June 1, 2019 through June 30, 2019	—	—	—	14,439,137
Balance as of June 30, 2019	10,560,863	$22.66	10,560,863	14,439,137
(a)	This number reflects the amount of shares that were available for purchase under our 10 million share repurchase program authorized in February 2006 and our 15 million share repurchase program authorized in January 2008.

During the three months ended June 30, 2019, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended June 30, 2019:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
April 1, 2019 through April 30, 2019	281	$45.09	N/A	N/A
May 1, 2019 through May 31, 2019	66	44.38	N/A	N/A
June 1, 2019 through June 30, 2019	—	—	N/A	N/A
Total	347	$44.95
(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Restatement of UDR, Inc. (incorporated by reference to Exhibit 3.09 to UDR, Inc.’s Current Report on Form 8K dated July 27, 2005 and filed with the SEC on August 1, 2005).

3.2

Articles of Amendment to the Articles of Restatement of UDR, Inc. dated and filed with the State Department of Assessments and Taxation of the State of Maryland on March 14, 2007 (incorporated by reference to Exhibit 3.2 to UDR, Inc.’s Current Report on Form 8K dated March 14, 2007 and filed with the SEC on March 15, 2007).

3.3

Articles of Amendment to the Articles of Restatement of UDR, Inc. dated August 30, 2011 and filed with the State Department of Assessments and Taxation of the State of Maryland on August 31, 2011 (incorporated by reference to Exhibit 3.1 to UDR, Inc.’s Current Report on Form 8K dated August 29, 2011 and filed with the SEC on September 1, 2011).

3.4

Articles of Amendment to the Articles of Restatement of UDR, Inc. dated and filed with the State Department of Assessments and Taxation of the State of Maryland on May 24, 2018 (incorporated by reference to Exhibit 3.1 to UDR, Inc.’s Current Report on Form 8-K dated May 24, 2018 and filed with the SEC on May 29, 2018).

3.5

Articles Supplementary relating to UDR, Inc.’s 6.75% Series G Cumulative Redeemable Preferred Stock dated and filed with the State Department of Assessments and Taxation of the State of Maryland on May 30, 2007 (incorporated by reference to Exhibit 3.4 to UDR, Inc.’s Form 8A Registration Statement dated and filed with the SEC on May 30, 2007).

3.6

Amended and Restated Bylaws of UDR, Inc. (as amended through May 24, 2018) (incorporated by reference to Exhibit 3.6 to UDR, Inc.’s Quarterly Report on Form 10Q for the quarter ended September 30, 2018).

3.7

Certificate of Limited Partnership of United Dominion Realty, L.P. dated as of February 19, 2004 (incorporated by reference to Exhibit 3.4 to United Dominion Realty, L.P.’s Post-Effective Amendment No. 1 to Registration Statement on Form S3 dated and filed with the SEC on October 15, 2010).

3.8

Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004 (incorporated by reference to Exhibit 10.23 to UDR, Inc.’s Annual Report on Form 10K for the year ended December 31, 2003).

3.9

First Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of June 24, 2005 (incorporated by reference to Exhibit 10.06 to UDR, Inc.’s Quarterly Report on Form 10Q for the quarter ended June 30, 2005).

3.10

Second Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2006 (incorporated by reference to Exhibit 10.6 to UDR, Inc.’s Quarterly Report on Form 10Q for the quarter ended March 31, 2006).

3.11

Third Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 2, 2007 (incorporated by reference to Exhibit 99.1 to UDR, Inc.’s Quarterly Report on Form 10Q for the quarter ended September 30, 2009).

3.12

Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 27, 2007 (incorporated by reference to Exhibit 10.25 to UDR, Inc.’s Annual Report on Form 10K for the year ended December 31, 2007).

3.13

Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of March 7, 2008 (incorporated by reference to Exhibit 10.53 to UDR, Inc.’s Annual Report on Form 10K for the year ended December 31, 2008).

3.14

Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 9, 2008 (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8K dated December 9, 2008 and filed with the Commission on December 10, 2008).

Exhibit No.	Description
3.15

Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of March 13, 2009 (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8K dated March 18, 2009 and filed with the SEC on March 19, 2009).

3.16

Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of November 17, 2010 (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8K dated and filed with the SEC on November 18, 2010).

3.17

Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of December 4, 2015 (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8K dated December 4, 2015 and filed with the SEC on December 10, 2015).

3.18

Tenth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of October 29, 2018 (incorporated by reference to Exhibit 3.18 to UDR, Inc.’s Quarterly Report on Form 10Q for the quarter ended September 30, 2018).

31.1	Rule 13a14(a) Certification of the Chief Executive Officer of UDR, Inc.

31.2	Rule 13a14(a) Certification of the Chief Financial Officer of UDR, Inc.

31.3	Rule 13a14(a) Certification of the Chief Executive Officer of UDR, Inc., general partner of United Dominion Realty, L.P.

31.4	Rule 13a14(a) Certification of the Chief Financial Officer of UDR, Inc., general partner of United Dominion Realty, L.P.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.

32.3	Section 1350 Certification of the Chief Executive Officer of UDR, Inc., general partner of United Dominion Realty, L.P.

32.4	Section 1350 Certification of the Chief Financial Officer of UDR, Inc., general partner of United Dominion Realty, L.P.

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended June 30, 2019, formatted in Inline XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., (vi) notes to consolidated financial statements of UDR, Inc., (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of changes in capital of United Dominion Realty, L.P., (x) consolidated statements of cash flows of United Dominion Realty, L.P., (xi) notes to consolidated financial statements of United Dominion Realty, L.P. and (xii) the cover page. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
Date:	July 31, 2019	/s/ Joseph D. Fisher
Joseph D. Fisher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

United Dominion Realty, L.P.
By: UDR, Inc., its general partner
Date:	July 31, 2019	/s/ Joseph D. Fisher
Joseph D. Fisher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)