Form 10-Q
period 2019-09-30
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2019-10-30
CIK 74208, 1018254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

UDR, Inc.	☐
United Dominion Realty, L.P.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

UDR, Inc.	Yes ☐ No ⌧
United Dominion Realty, L.P.	Yes ☐ No ⌧

The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of October 28, 2019 was 293,053,423.

UDR, INC.

UNITED DOMINION REALTY, L.P.

Signatures	114

Exhibit 4.1 Exhibit 4.2 Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4

EXPLANATORY NOTE

This Report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2019 of UDR, Inc., a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR, Inc. is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company,” “UDR” or “UDR, Inc.” refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including United Dominion Realty, L.P. and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”), also a Delaware limited partnership of which UDR is the sole general partner. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or the “OP” refer to United Dominion Realty, L.P., together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership and the DownREIT Partnership are referred to as “OP Units” and “DownREIT Units,” respectively, and the holders of the OP Units and DownREIT Units are referred to as “unitholders.” This combined Form 10-Q is being filed separately by UDR and the Operating Partnership.

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

As of September 30, 2019, UDR owned 110,883 units (100%) of the general partnership interests of the Operating Partnership and 176,099,189 OP Units, representing approximately 95.7% of the total outstanding OP Units in the Operating Partnership. UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and UDR’s role as the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are presented in this report for each of UDR and the Operating Partnership.

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$11,542,550	$10,196,159
Less: accumulated depreciation	(4,000,608)	(3,654,160)
Real estate held for investment, net	7,541,942	6,541,999
Real estate under development (net of accumulated depreciation of $0 and $0, respectively)	21,845	—
Total real estate owned, net of accumulated depreciation	7,563,787	6,541,999
Cash and cash equivalents	1,895	185,216
Restricted cash	21,646	23,675
Notes receivable, net	37,899	42,259
Investment in and advances to unconsolidated joint ventures, net	791,180	780,869
Operating lease right-of-use assets	135,889	—
Other assets	145,301	137,710
Total assets	$8,697,597	$7,711,728

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$600,624	$601,227
Unsecured debt, net	3,335,273	2,946,560
Operating lease liabilities	130,135	—
Real estate taxes payable	42,031	20,608
Accrued interest payable	27,577	38,747
Security deposits and prepaid rent	36,382	35,060
Distributions payable	108,939	97,666
Accounts payable, accrued expenses, and other liabilities	72,680	76,343
Total liabilities	4,353,641	3,816,211

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	1,072,181	972,740

Equity:
Preferred stock, no par value; 50,000,000 shares authorized:
8.00% Series E Cumulative Convertible; 2,780,994 shares issued and outstanding at September 30, 2019 and December 31, 2018	46,200	46,200
Series F; 14,986,275 and 15,802,393 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1	1
Common stock, $0.01 par value; 350,000,000 shares authorized:
292,948,423 and 275,545,900 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	2,929	2,755
Additional paid-in capital	5,702,782	4,920,732
Distributions in excess of net income	(2,496,328)	(2,063,996)
Accumulated other comprehensive income/(loss), net	(9,022)	(67)
Total stockholders’ equity	3,246,562	2,905,625
Noncontrolling interests	25,213	17,152
Total equity	3,271,775	2,922,777
Total liabilities and equity	$8,697,597	$7,711,728

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUES:
Rental income	$289,008	$263,256	$835,393	$770,373
Joint venture management and other fees	6,386	2,888	11,982	8,819
Total revenues	295,394	266,144	847,375	779,192
OPERATING EXPENSES:
Property operating and maintenance	46,869	44,090	131,702	126,129
Real estate taxes and insurance	38,490	34,352	110,624	99,541
Property management	8,309	7,240	24,018	21,185
Other operating expenses	2,751	3,314	11,132	8,148
Real estate depreciation and amortization	127,391	107,881	357,793	322,537
General and administrative	12,197	11,896	37,002	36,028
Casualty-related charges/(recoveries), net	(1,088)	678	(842)	2,364
Other depreciation and amortization	1,619	1,682	4,953	5,057
Total operating expenses	236,538	211,133	676,382	620,989
Gain/(loss) on sale of real estate owned	—	—	5,282	70,300
Operating income	58,856	55,011	176,275	228,503

Income/(loss) from unconsolidated entities	12,713	(1,382)	19,387	(5,091)
Interest expense	(42,523)	(34,401)	(110,482)	(95,942)
Interest income and other income/(expense), net	1,875	1,188	12,998	5,075
Income/(loss) before income taxes	30,921	20,416	98,178	132,545
Tax (provision)/benefit, net	(1,499)	(158)	(3,836)	(618)
Net income/(loss)	29,422	20,258	94,342	131,927
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(2,162)	(1,616)	(6,871)	(10,819)
Net (income)/loss attributable to noncontrolling interests	(56)	(32)	(145)	(141)
Net income/(loss) attributable to UDR, Inc.	27,204	18,610	87,326	120,967
Distributions to preferred stockholders — Series E (Convertible)	(1,031)	(971)	(3,073)	(2,897)
Net income/(loss) attributable to common stockholders	$26,173	$17,639	$84,253	$118,070

Income/(loss) per weighted average common share:
Basic	$0.09	$0.07	$0.30	$0.44
Diluted	$0.09	$0.07	$0.30	$0.44

Weighted average number of common shares outstanding:
Basic	288,706	267,727	282,598	267,529
Diluted	289,529	268,861	283,292	269,020

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income/(loss)	$29,422	$20,258	$94,342	$131,927
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(659)	2,320	(7,181)	4,312
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	(624)	(564)	(2,504)	(1,162)
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	(1,283)	1,756	(9,685)	3,150
Comprehensive income/(loss)	28,139	22,014	84,657	135,077
Comprehensive (income)/loss attributable to noncontrolling interests	(2,119)	(1,798)	(6,286)	(11,230)
Comprehensive income/(loss) attributable to UDR, Inc.	$26,020	$20,216	$78,371	$123,847

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

(Unaudited)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at June 30, 2019	$46,201	$2,831	$5,244,819	$(2,336,609)	$(7,838)	$18,611	$2,968,015
Net income/(loss) attributable to UDR, Inc.	—	—	—	27,204	—	—	27,204
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	40	40
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	6,562	6,562
Other comprehensive income/(loss)	—	—	—	—	(1,184)	—	(1,184)
Issuance/(forfeiture) of common and restricted shares, net	—	—	1,175	—	—	—	1,175
Issuance of common shares through public offering, net	—	96	449,041	—	—	—	449,137
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	2	7,747	—	—	—	7,749
Common stock distributions declared ($0.3425 per share)	—	—	—	(100,657)	—	—	(100,657)
Preferred stock distributions declared-Series E ($0.3708 per share)	—	—	—	(1,031)	—	—	(1,031)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(85,235)	—	—	(85,235)
Balance at September 30, 2019	$46,201	$2,929	$5,702,782	$(2,496,328)	$(9,022)	$25,213	$3,271,775

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2018	$46,201	$2,755	$4,920,732	$(2,063,996)	$(67)	$17,152	$2,922,777
Net income/(loss) attributable to UDR, Inc.	—	—	—	87,326	—	—	87,326
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	97	97
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	125	125
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	7,839	7,839
Other comprehensive income/(loss)	—	—	—	—	(8,955)	—	(8,955)
Issuance/(forfeiture) of common and restricted shares, net	—	—	877	—	—	—	877
Issuance of common shares through public offering, net	—	145	661,864	—	—	—	662,009
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	29	119,309	—	—	—	119,338
Common stock distributions declared ($1.0275 per share)	—	—	—	(294,180)	—	—	(294,180)
Preferred stock distributions declared-Series E ($1.1124 per share)	—	—	—	(3,073)	—	—	(3,073)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(222,405)	—	—	(222,405)
Balance at September 30, 2019	$46,201	$2,929	$5,702,782	$(2,496,328)	$(9,022)	$25,213	$3,271,775

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at June 30, 2018	$46,201	$2,677	$4,639,147	$(1,929,124)	$(1,407)	$11,256	$2,768,750
Net income/(loss) attributable to UDR, Inc.	—	—	—	18,610	—	—	18,610
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	21	21
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	2,931	2,931
Other comprehensive income/(loss)	—	—	—	—	1,609	—	1,609
Exercise of stock options, net	—	8	(23,061)	—	—	—	(23,053)
Issuance/(forfeiture) of common and restricted shares, net	—	(1)	2,993	—	—	—	2,992
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	—	491	—	—	—	491
Common stock distributions declared ($0.3225 per share)	—	—	—	(86,560)	—	—	(86,560)
Preferred stock distributions declared-Series E ($0.3492 per share)	—	—	—	(971)	—	—	(971)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(77,357)	—	—	(77,357)
Balance at September 30, 2018	$46,201	$2,684	$4,619,570	$(2,075,402)	$202	$14,208	$2,607,463

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2017	$46,201	$2,678	$4,651,205	$(1,871,603)	$(2,681)	$9,564	$2,835,364
Net income/(loss) attributable to UDR, Inc.	—	—	—	120,967	—	—	120,967
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	107	107
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	108	108
Repurchase of common shares	—	(6)	(19,982)	—	—	—	(19,988)
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	4,429	4,429
Other comprehensive income/(loss)	—	—	—	—	2,883	—	2,883
Exercise of stock options, net	—	8	(23,061)	—	—	—	(23,053)
Issuance/(forfeiture) of common and restricted shares, net	—	(1)	(1,738)	—	—	—	(1,739)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	5	13,146	—	—	—	13,151
Common stock distributions declared ($0.9675 per share)	—	—	—	(259,214)	—	—	(259,214)
Preferred stock distributions declared-Series E ($1.0476 per share)	—	—	—	(2,897)	—	—	(2,897)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(62,655)	—	—	(62,655)
Balance at September 30, 2018	$46,201	$2,684	$4,619,570	$(2,075,402)	$202	$14,208	$2,607,463

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income/(loss)	$94,342	$131,927
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	362,746	327,594
(Gain)/loss on sale of real estate owned	(5,282)	(70,300)
(Income)/loss from unconsolidated entities	(19,387)	5,091
Return on investment in unconsolidated joint ventures	4,104	2,848
Amortization of share-based compensation	13,020	10,694
Other	14,098	2,108
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	49	(13,199)
Increase/(decrease) in operating liabilities	(6,814)	9,961
Net cash provided by/(used in) operating activities	456,876	406,724

Investing Activities
Acquisition of real estate assets	(1,269,618)	—
Proceeds from sales of real estate investments, net	38,000	89,433
Development of real estate assets	(19,248)	(136,170)
Capital expenditures and other major improvements — real estate assets	(113,572)	(76,381)
Capital expenditures — non-real estate assets	(11,147)	(2,963)
Investment in unconsolidated joint ventures	(72,079)	(85,059)
Distributions received from unconsolidated joint ventures	61,412	30,574
Purchase deposits on pending acquisitions	(910)	(1,000)
Repayment/(issuance) of notes receivable, net	4,360	(21,540)
Net cash provided by/(used in) investing activities	(1,382,802)	(203,106)

Financing Activities
Payments on secured debt	(160,547)	(82,472)
Proceeds from the issuance of secured debt	162,500	80,000
Payments on unsecured debt	(300,000)	—
Net proceeds from the issuance of unsecured debt	697,826	—
Net proceeds/(repayment) of commercial paper	(41,115)	115,000
Net proceeds/(repayment) of revolving bank debt	34,431	29,243
Proceeds from the issuance of common shares through public offering, net	662,009	—
Repurchase of common shares	—	(19,988)
Distributions paid to redeemable noncontrolling interests	(24,764)	(24,297)
Distributions paid to preferred stockholders	(3,016)	(2,854)
Distributions paid to common stockholders	(282,709)	(255,683)
Other	(4,039)	(36,317)
Net cash provided by/(used in) financing activities	740,576	(197,368)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(185,350)	6,250
Cash, cash equivalents, and restricted cash, beginning of year	208,891	21,830
Cash, cash equivalents, and restricted cash, end of period	$23,541	$28,080

	Nine Months Ended September 30,
	2019	2018
Supplemental Information:
Interest paid during the period, net of amounts capitalized	$125,298	$104,136
Cash paid/(refunds received) for income taxes	1,953	579
Non-cash transactions:
Transfer of investment in and advances to unconsolidated joint ventures to real estate owned	$15,639	$—
Recognition of operating lease right-of-use assets	94,349	—
Recognition of operating lease liabilities	88,336	—
Right-of-use asset obtained in exchange for operating lease liability remeasurement	42,143	—
Vesting of LTIP Units	14,742	4,397
Development costs and capital expenditures incurred but not yet paid	12,174	23,437
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (2,862,780 shares in 2019 and 343,653 shares in 2018)	119,338	13,151
Dividends declared but not yet paid	108,939	95,372

The following reconciles cash, cash equivalents, and restricted cash to amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$185,216	$2,038
Restricted cash	23,675	19,792
Total cash, cash equivalents, and restricted cash as shown above	$208,891	$21,830
Cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$1,895	$1,084
Restricted cash	21,646	26,996
Total cash, cash equivalents, and restricted cash as shown above	$23,541	$28,080

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

1. BASIS OF PRESENTATION

Basis of Presentation

UDR, Inc., collectively with our consolidated subsidiaries (“UDR,” the “Company,” “we,” “our,” or “us”), is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of September 30, 2019, there were 184,063,542 units in the Operating Partnership (“OP Units”) outstanding, of which 176,210,072 OP Units, or 95.7%, were owned by UDR and 7,853,470 OP Units, or 4.3%, were owned by outside limited partners. As of September 30, 2019, there were 32,367,380 units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 18,104,895, or 55.9%, were owned by UDR (including 13,470,651 DownREIT Units, or 41.6%, that were held by the Operating Partnership) and 14,262,485, or 44.1%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of September 30, 2019, and results of operations for the three and nine months ended September 30, 2019 and 2018, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2018 appearing in UDR’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 19, 2019.

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

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those noted in Note 7, Secured and Unsecured Debt, Net and Note 13, Commitments and Contingencies.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2019

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

The lease liabilities represent the present value of the remaining minimum lease payments as of January 1, 2019 and primarily relate to ground leases for communities where we are the lessee. The right-of-use assets represent our right to use an underlying asset for the lease term, which are calculated utilizing the lease liabilities plus any prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. Our right-of-use assets and related lease liabilities recognized as of January 1, 2019 may change as a result of updates to the projected future minimum lease payments. Certain of our ground lease agreements where we are the lessee have future minimum lease payments that reset in the future based upon a percentage of the fair market value of the land at the time of the reset. The Company will continue to recognize lease expense for these leases in a manner similar to previous accounting based on our election of the package of practical expedients. However, in the event we modify existing ground leases and/or enter into new ground leases subsequent to the adoption of the standard, such leases would likely be classified as finance leases under the standard and require expense recognition based on the effective interest method. Under the standard, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, subsequent to the adoption of the standard, we are now expensing non-incremental leasing costs as incurred.

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

SEPTEMBER 30, 2019

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

Notes Receivable

The following table summarizes our Notes receivable, net as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Interest rate at	Balance Outstanding
	September 30,	September 30,	December 31,
	2019	2019	2018
Note due December 2019 (a)	12.00%	$20,000	$20,000
Note due February 2020 (b)	10.00%	15,649	14,659
Note due October 2020 (c)	8.00%	2,250	2,000
Note due August 2022 (d)	10.00%	—	5,600
Total notes receivable, net		$37,899	$42,259
(a)	In March 2018, the Company entered into a secured note with an unaffiliated third party with an aggregate commitment of $20.0 million, of which $20.0 million has been funded. Interest payments are due when the loan matures. In March 2019, the note’s maturity was extended to December 27, 2019, and the note is secured by a parcel of land.
(b)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $16.4 million, of which $15.6 million has been funded, including $1.0 million funded during the nine months ended September 30, 2019. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the eighth anniversary of the date of the note (February 2020).
(c)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $2.3 million, of which $2.3 million has been funded, including $0.3 million funded during the nine months ended September 30, 2019. Interest payments are due when the loan matures. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $10.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (October 2020).
(d)	In January 2019, the $5.6 million secured note was repaid in full along with the contractually accrued interest of $0.2 million and an additional $8.5 million of promoted interest in conjunction with the unaffiliated third party being acquired.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2019

The Company recognized $1.2 million and $1.2 million of interest income from notes receivable during the three months ended September 30, 2019 and 2018, respectively, and $3.5 million and $2.9 million of interest income and $8.5 million and zero of promoted interest from notes receivable during the nine months ended September 30, 2019 and 2018, respectively, none of which was related party interest. Interest income and promoted interest are included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and nine months ended September 30, 2019 and 2018, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 11, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three months ended September 30, 2019 and 2018 was $(0.1) million and $0.2 million, respectively, and during the nine months ended September 30, 2019 and 2018 was $(0.7) million and $0.3 million, respectively.

Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as taxable REIT subsidiaries (“TRS”).

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of September 30, 2019 and December 31, 2018, UDR’s net deferred tax asset/(liability) was $(1.3) million and less than $(0.1) million, respectively.

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

UDR had no material unrecognized tax benefit, accrued interest or penalties at September 30, 2019. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2016 through 2018 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2019

Forward Sales Agreements

The Company utilizes forward sales agreements for the future issuance of its common stock. When the Company enters into a forward sales agreement, the contract requires the Company to sell its shares to a counterparty at a predetermined price at a future date. The net sales price and proceeds attained by the Company will be determined on the dates of settlement, with adjustments during the term of the contract for the Company’s anticipated dividends as well as for a daily interest factor that varies with changes in the federal funds rate. The Company generally has the ability to determine the dates and method of settlement (i.e., gross physical settlement, net share settlement or cash settlement), subject to certain conditions and the right of the counterparty to accelerate settlement under certain circumstances.

The Company accounts for the shares of common stock reserved for issuance upon settlement as equity in accordance with ASC 815-40, Contracts in Entity's Own Equity, which permits equity classification when a contract is considered indexed to its own stock and the contract requires or permits the issuing entity to settle the contract in shares (either physically or net in shares).

The guidance establishes a two-step process for evaluating whether an equity-linked financial instrument is considered indexed to its own stock by evaluating the instrument’s contingent exercise provisions and settlement provisions. We determined that (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

Based upon our determination that the forward sales agreements are considered indexed to our own stock as well as the agreements permitting us to share settle, we have determined that the forward sales agreements qualify for equity classification.

Before the issuance of shares of common stock, upon physical or net share settlement of the forward sales agreements, the Company expects that the shares issuable upon settlement of the forward sales agreements will be reflected in its diluted income/(loss) per share calculations using the treasury stock method. Under this method, the number of shares of common stock used in calculating diluted income/(loss) per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the forward sales agreements over the number of shares of common stock that could be purchased by the Company in the open market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). When the Company physically or net share settles any forward sales agreement, the delivery of shares of common stock would result in an increase in the number of weighted average common shares outstanding and dilution to basic income/(loss) per share. (See Note 8, Income/(Loss) per Share for further discussion.)

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2019

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of September 30, 2019, the Company owned and consolidated 138 communities in 13 states plus the District of Columbia totaling 43,683 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30,	December 31,
	2019	2018
Land	$2,020,617	$1,849,799
Depreciable property — held and used:
Land improvements	220,654	213,224
Building, improvements, and furniture, fixtures and equipment	9,260,709	8,133,136
Real estate intangible assets	40,570	—
Under development:
Land and land improvements	13,853	—
Building, improvements, and furniture, fixtures and equipment	7,992	—
Real estate owned	11,564,395	10,196,159
Accumulated depreciation	(4,000,608)	(3,654,160)
Real estate owned, net	$7,563,787	$6,541,999

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

SEPTEMBER 30, 2019

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

In August 2019, the Company acquired a 914 apartment home operating community located in Norwood, Massachusetts for approximately $270.2 million. The Company increased its real estate assets owned by approximately $260.1 million and recorded approximately $10.1 million of in-place lease intangibles.

In August 2019, the Company acquired a 185 apartment home operating community located in Englewood, New Jersey for approximately $83.6 million. The Company increased its real estate assets owned by approximately $77.5 million and recorded approximately $4.6 million of real estate intangibles and approximately $1.5 million of in-place lease intangibles.

In August 2019, the Company purchased a 292 apartment home operating community in Washington, D.C., directly from the UDR/KFH joint venture, thereby increasing its ownership interest from 30% to 100%, for a purchase price at 100% of approximately $184.0 million, before $2.8 million of closing costs incurred by UDR at acquisition (see Note 5, Joint Ventures and Partnerships).

Subsequent to the acquisition, the Company received a distribution from the UDR/KFH joint venture of $22.9 million related to the 30% interest it previously held in the community following the payment of closing costs and repayment of the joint venture mortgage debt. As a result of the acquisition, in August 2019, the Company consolidated the operating community. The Company had previously accounted for its 30% ownership interest as an unconsolidated joint venture. The Company accounted for the consolidation as an asset acquisition resulting in no gain or loss upon consolidation and increased its real estate owned by approximately $156.0 million and recorded approximately $5.9 million of in-place lease intangibles.

In August 2019, the Company entered into an agreement with the Metropolitan Life Insurance Company (“MetLife”), its joint venture partner, to acquire the approximately 50% ownership interest not previously owned in 10 UDR/MetLife operating communities, one development community and four land parcels valued at $1.1 billion, or $557 million at UDR’s share. The transaction is expected to close during the fourth quarter of 2019, subject to customary closing conditions and closing price adjustments (see Note 5, Joint Ventures and Partnerships).

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2019

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

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the three months ended September 30, 2019 and 2018, were $1.9 million and $1.6 million, respectively, and $6.9 million and $6.6 million for the nine months ended September 30, 2019 and 2018, respectively. Total interest capitalized was $1.4 million and $1.6 million for the three months ended September 30, 2019 and 2018, respectively, and $3.8 million and $9.8 million for the nine months ended September 30, 2019 and 2018, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2019

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

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of September 30, 2019 and December 31, 2018 (dollars in thousands):

				Number of
		Number of		Apartment
		Properties		Homes	Investment at		UDR’s Ownership Interest
	Location of	September 30,		September 30,	September 30,	December 31,	September 30,	December 31,
Joint Venture	Properties	2019		2019	2019	2018	2019	2018
Operating and development:
UDR/MetLife I	Los Angeles, CA	1	operating community	150	$29,599	$30,839	50.0%	50.0%
UDR/MetLife II (a)	Various	18	operating communities	4,059	300,479	296,807	50.0%	50.0%
Other UDR/MetLife	Various	5	operating communities	1,437	102,435	115,668	50.6%	50.6%
Joint Ventures
UDR/MetLife Vitruvian Park® (a)	Addison, TX	4	operating communities;	1,879	75,858	71,730	50.0%	50.0%
		1	development community (b);
		4	land parcels
UDR/KFH (c)	Washington, D.C.	—		—	156	5,507	—%	30.0%
West Coast Development Joint Ventures (d)	Los Angeles, CA	1	operating community	293	35,165	36,143	47.0%	47.0%
Investment in and advances to unconsolidated joint ventures, net, before participating loan investment, preferred equity investments and other investments					$543,692	$556,694

							Income/(loss) from investments
					Investment at		Three Months Ended		Nine Months Ended
Developer Capital Program			Years To	UDR	September 30,	December 31,	September 30,		September 30,
and Other Investments (e)	Location	Rate	Maturity	Commitment (f)	2019	2018	2019	2018	2019	2018
Preferred equity investments:
West Coast Development Joint Ventures (d)	Various	6.5%	N/A	$—	$17,080	$65,417	$71	$25	$(100)	$974
1532 Harrison (g)	San Francisco, CA	11.0%	2.8	24,645	29,753	24,986	802	721	2,324	1,492
1200 Broadway (h)	Nashville, TN	8.0%	3.0	55,558	62,666	58,982	1,244	859	3,619	1,870
Junction (i)	Santa Monica, CA	12.0%	2.8	8,800	10,072	9,211	299	141	861	141
1300 Fairmount (j)	Philadelphia, PA	Variable	3.9	51,393	36,404	8,318	930	27	1,724	27
Essex (k)	Orlando, FL	12.5%	3.9	12,886	14,347	9,940	443	46	1,182	46
Modera Lake Merritt (l)	Oakland, CA	9.0%	4.6	27,250	17,377	—	366	—	622	—
Other investments:
The Portals (m)	Washington, D.C.	11.0%	1.7	38,559	46,863	43,167	1,287	1,015	3,694	2,523
Other investment ventures	N/A	N/A	N/A	$18,000	12,926	4,154	$4,247	$(77)	$4,272	$(262)
Total Developer Capital Program and Other Investments					247,488	224,175
Total investment in and advances to unconsolidated joint ventures, net					$791,180	$780,869
(a)	In August 2019, the Company entered into an agreement with MetLife, its joint venture partner, to acquire the approximately 50% ownership interest not previously owned in 10 UDR/MetLife operating communities, one development community and four land parcels valued at $1.1 billion, or $557 million at UDR’s share, and to sell its approximately 50% ownership interest in five UDR/MetLife operating communities valued at $645 million, or $323 million at UDR’s share, to MetLife. The transaction is expected to close during the fourth quarter of 2019, subject to customary closing conditions and closing price adjustments. Upon closing of the transaction, the UDR/MetLife II joint venture will hold seven operating communities and the UDR/MetLife Vitruvian Park® joint venture will no longer hold any properties.
(b)	The number of apartment homes for the communities under development presented in the table above is based on the projected number of total homes upon completion of development. As of September 30, 2019, no apartment

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2019

homes had been completed in the development community held by UDR/MetLife Vitruvian Park®.
(c)	As of January 1, 2019, the joint venture held three operating communities.

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

In August 2019, the joint venture sold the third community, a 292 home operating community in Washington, D.C., directly to the Company for a sales price at 100% of approximately $184.0 million, before $2.8 million of closing costs incurred by UDR at acquisition. The Company deferred its share of the gain on sale of approximately $23.8 million and recorded it as a reduction of the carrying amount of real estate assets owned (see Note 3, Real Estate Owned).

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

The Company and its joint venture partner continue to operate the one remaining community.

In 2017, the Company entered into two additional joint venture agreements with the unaffiliated joint venture partner and paid $15.5 million for a 49% ownership interest in a 155 apartment home community in Seattle, Washington and $16.1 million for a 49% ownership interest in a 276 apartment home community in Hillsboro, Oregon (together with the 2015 joint venture described above, the “West Coast Development Joint Ventures”). UDR earns a 6.5% preferred return on its investments through the communities’ date of stabilization, as defined above, while our joint venture partner is allocated all operating income and expense during the pre-stabilization period. Upon stabilization of the communities, income and expense will be shared based on each partner’s ownership percentage and the Company will no longer receive a 6.5% preferred return on its investment. The Company serves as property manager and earns a management fee during the lease-up phase and subsequent operation of the stabilized communities. The unaffiliated joint venture partner is the general partner and the developer of the communities. The Company has concluded it does not control the joint ventures and, therefore, accounts for them under the equity method of accounting.

The Company has a fixed-price option to acquire the remaining interest in the communities beginning one year after completion. The unaffiliated joint venture partner is providing certain guaranties and there are construction loans on

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2019

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

The Company’s recorded equity investment in the West Coast Development Joint Ventures at September 30, 2019 and December 31, 2018, of $52.2 million and $101.6 million, respectively, is inclusive of outside basis costs and our accrued but unpaid preferred return.

(e)	The Developer Capital Program is a program through which the Company makes investments, including preferred equity investments, mezzanine loans or other structured investments that may receive a fixed or variable yield on the investment and may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property and/or holds fixed price purchase options.
(f)	Represents UDR’s maximum funding commitment only and therefore excludes other activity such as income from investments.
(g)	In June 2017, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 136 apartment home community in San Francisco, California. The Company’s preferred equity investment of up to $24.6 million earns a preferred return of 11.0% per annum. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and, therefore, accounts for it under the equity method of accounting.
(h)	In September 2017, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 313 apartment home community in Nashville, Tennessee. The Company’s preferred equity investment of up to $55.6 million earns a preferred return of 8.0% per annum and receives a variable percentage of the value created from the project upon a capital or liquidating event. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and, therefore, accounts for it under the equity method of accounting.
(i)	In August 2018, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 66 apartment home community in Santa Monica, CA. The Company’s preferred equity investment of $8.8 million earns a preferred return of 12.0% per annum. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and, therefore, accounts for it under the equity method of accounting.
(j)	In August 2018, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 471 apartment home community in Philadelphia, PA. The Company’s preferred equity investment of up to $51.4 million earns a preferred return between 8.5% and 12.0% per annum and receives a variable percentage of the value created from the project upon a capital or liquidating event. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and, therefore, accounts for it under the equity method of accounting.
(k)	In September 2018, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 330 apartment home community in Orlando, FL. The Company’s preferred equity investment of up to $12.9 million earns a preferred return of 12.5% per annum. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and, therefore, accounts for it under the equity method of accounting.
(l)	In April 2019, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 173 apartment home community in Oakland, CA. The Company’s preferred equity investment of up to $27.3 million earns a preferred return of 9.0% per annum and receives a variable percentage of the value created from the project upon a capital or liquidating event. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2019

does not control the joint venture and, therefore, accounts for it under the equity method of accounting.
(m)	In May 2017, the Company entered into a joint venture agreement with an unaffiliated joint venture partner. The joint venture has made a mezzanine loan to a third party developer of a 373 apartment home community in Washington, D.C. The unaffiliated joint venture partner is the managing member of the joint venture. The mezzanine loan is for up to $71.0 million at an interest rate of 13.5% per annum and carries a term of four years with one 12-month extension option. The Company’s commitment to the joint venture is approximately $38.6 million and earns a weighted average return of approximately 11.0% per annum. The Company has concluded that it does not control the joint venture and, therefore, accounts for it under the equity method of accounting.

As of September 30, 2019 and December 31, 2018, the Company had deferred fees of $10.6 million and $11.0 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $6.4 million and $2.9 million during the three months ended September 30, 2019 and 2018, respectively, and $12.0 million and $8.7 million for the nine months ended September 30, 2019 and 2018, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the three and nine months ended September 30, 2019 and 2018.

Combined summary balance sheets relating to the unconsolidated joint ventures and partnerships (not just our proportionate share) are presented below as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30,	December 31,
	2019	2018
Total real estate, net	$3,101,213	$3,311,034
Cash and cash equivalents	56,829	49,867
Other assets	165,767	124,428
Total assets	$3,323,809	$3,485,329

Third party debt, net	$1,909,223	$2,125,350
Accounts payable and accrued liabilities	73,803	71,272
Total liabilities	1,983,026	2,196,622
Total equity	$1,340,783	$1,288,707

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2019

Combined summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Total revenues	$75,378	$76,203	$233,836	$215,140
Property operating expenses	27,505	30,096	87,073	85,435
Real estate depreciation and amortization	26,027	29,545	83,661	85,063
Operating income/(loss)	21,846	16,562	63,102	44,642
Interest expense	(20,779)	(22,919)	(64,309)	(63,990)
Gain/(loss) on sale of property (a)	97,201	—	115,558	—
Net unrealized gain/(loss) on held investments	25,669	—	27,191	—
Other income/(loss)	82	40	194	141
Net income/(loss)	$124,019	$(6,317)	$141,736	$(19,207)

(a)	Represent the gains on the sale of three operating communities at the UDR/KFH joint venture level, as described in note (c) to the table above summarizing the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net.

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

As of September 30, 2019, the Operating lease right-of-use assets was $135.9 million and the Operating lease liabilities was $130.1 million on our Consolidated Balance Sheets related to our ground and office space leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Company’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 55.2 years at September 30, 2019 and the weighted average discount rate was 5.1% at September 30, 2019.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2019

Future minimum lease payments and total operating lease liabilities from our ground leases and office space as of September 30, 2019 are as follows (dollars in thousands):

	Ground Leases	Office Space	Total
2019	$1,953	$19	$1,972
2020	7,813	76	7,889
2021	7,813	32	7,845
2022	7,813	-	7,813
2023	7,813	-	7,813
Thereafter	370,467	-	370,467
Total future minimum lease payments (undiscounted)	403,672	127	403,799
Difference between future undiscounted cash flows and discounted cash flows	(273,659)	(5)	(273,664)
Total operating lease liabilities (discounted)	$130,013	$122	$130,135

For purposes of recognizing our ground lease contracts, the Company uses the minimum lease payments, if stated in the agreement. For ground lease agreements where there is a rent reset provision based on a change in an index or a rate (i.e., changes in fair market rental rates or changes in the consumer price index) but that does not include a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term. If there is a contingency upon which some or all of the variable lease payments that will be paid over the remainder of the lease term are based, which is resolved such that those payments now meet the definition of lease payments, the Company will remeasure the right-of-use asset and lease liability on the reset date. For the nine months ended September 30, 2019, Operating lease right-of-use assets and Operating lease liabilities increased by $42.1 million due to future minimum payments on one of our ground leases becoming fixed for the remainder of its term.

The components of operating lease expenses from our ground leases and office space were as follows (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Ground lease expense:
Contractual lease rent expense	$1,954	$6,232
Variable ground lease expense (a)	187	469
Total ground lease expense (b)	2,141	6,701
Contractual office space expense (b)	19	57
Total operating lease expense (c)	$2,160	$6,758
(a)	Variable ground lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of income of the lessee.
(b)	Ground lease expense is reported within the line item Other operating expenses and office space expense is recorded in General and administrative on the Consolidated Statements of Operations.
(c)	For the nine months ended September 30, 2019, Operating lease right-of-use assets and Operating lease liabilities amortized by $0.6 million and $0.3 million, respectively. The Company recorded $0.1 million and $0.3 million of total operating lease expense during the three and nine months ended September 30, 2019, respectively, due to the net impact of the amortization.

Lessor - Apartment Home, Retail and Commercial Space Leases

UDR’s communities and retail and commercial space are leased to tenants under operating leases. As of September 30, 2019, our apartment home leases generally have initial terms of 12 months or less and represent approximately 98.1% of our total lease revenue. As of September 30, 2019, our retail and commercial space leases generally have initial terms of between 5 and 15 years and represent approximately 1.9% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential increases in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2019

and certain other conditions. (See Note 14, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

We previously owned a parcel of land subject to a ground lease under which UDR was the lessor, expiring in 2065. The ground lease included a purchase option for the lessee to acquire the land during specific periods of the ground lease term. In June 2019, the lessee exercised the purchase option and acquired the parcel of land for $38.0 million. (See Note 3, Real Estate for further discussion.)

Future minimum lease payments from our retail and commercial leases as of September 30, 2019 are as follows (dollars in thousands):

Retail and Commercial Leases
2019	$4,958
2020	20,565
2021	19,788
2022	18,094
2023	16,843
Thereafter	92,719
Total future minimum lease payments (a)	$172,967
(a)	We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months of less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Company recorded variable percentage rents of $0.1 million and $0.3 million during the three and nine months ended September 30, 2019.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2019

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at September 30, 2019 and December 31, 2018 (dollars in thousands):

	Principal Outstanding		As of September 30, 2019
			Weighted	Weighted
			Average	Average	Number of
	September 30,	December 31,	Interest	Years to	Communities
	2019	2018	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$575,965	$417,989	3.55%	6.6	9
Fannie Mae credit facilities (b)	—	90,000	—%	—	—
Deferred financing costs	(2,275)	(1,343)
Total fixed rate secured debt, net	573,690	506,646	3.55%	6.6	9
Variable Rate Debt
Tax-exempt secured notes payable (c)	27,000	94,700	2.07%	12.5	1
Deferred financing costs	(66)	(119)
Total variable rate secured debt, net	26,934	94,581	2.07%	12.5	1
Total Secured Debt, net	600,624	601,227	3.49%	6.8	10
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due January 2023 (d) (l)	—	—	—%	3.3
Borrowings outstanding under unsecured commercial paper program due October 2019 (e) (l)	60,000	101,115	2.28%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2021 (f)	34,447	16	2.84%	1.3
Term Loan due September 2023 (d) (l)	35,000	35,000	3.01%	4.0
Fixed Rate Debt
3.70% Medium-Term Notes due October 2020 (net of discounts of $0 and $14, respectively) (k) (l)	—	299,986	—%	—
4.63% Medium-Term Notes due January 2022 (net of discounts of $818 and $1,087, respectively) (l)	399,182	398,913	4.63%	2.3
1.93% Term Loan due September 2023 (d) (l)	315,000	315,000	1.93%	4.0
3.75% Medium-Term Notes due July 2024 (net of discounts of $495 and $574, respectively) (g) (l)	299,505	299,426	3.75%	4.8
8.50% Debentures due September 2024	15,644	15,644	8.50%	5.0
4.00% Medium-Term Notes due October 2025 (net of discounts of $413 and $465, respectively) (h) (l)	299,587	299,535	4.00%	6.0
2.95% Medium-Term Notes due September 2026 (l)	300,000	300,000	2.95%	6.9
3.50% Medium-Term Notes due July 2027 (net of discounts of $547 and $600, respectively) (l)	299,453	299,400	3.50%	7.8
3.50% Medium-Term Notes due January 2028 (net of discounts of $983 and $1,072, respectively) (l)	299,017	298,928	3.50%	8.3
4.40% Medium-Term Notes due January 2029 (net of discounts of $6 and $6, respectively) (i) (l)	299,994	299,994	4.40%	9.3
3.20% Medium-Term Notes due January 2030 (net of discounts of $990 and $0, respectively) (j) (l)	299,010	—	3.20%	10.3
3.00% Medium-Term Notes due August 2031 (net of discounts of $1,148 and $0, respectively) (k) (l)	398,852	—	3.00%	11.9
Other	14	16
Deferred financing costs	(19,432)	(16,413)
Total Unsecured Debt, net	3,335,273	2,946,560	3.54%	6.9
Total Debt, net	$3,935,897	$3,547,787	3.63%	6.9

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2019

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of September 30, 2019, secured debt encumbered $1.2 billion or 10.3% of UDR’s total real estate owned based upon gross book value ($10.4 billion or 89.7% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At September 30, 2019, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from August 2020 through February 2030 and carry interest rates ranging from 2.70% to 4.35%.

During the three months ended September 30, 2019, the Company refinanced a $90.0 million loan with Fannie Mae to a fixed rate mortgage due in October 2029 and took out a new mortgage of $72.5 million due in February 2030. Interest payments are due monthly at interest rates of 2.70% and 3.10%, respectively. The refinancing was accounted for as a debt modification.

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the life of the underlying debt instrument.

During the three months ended September 30, 2019 and 2018, the Company had $0.6 million and $0.9 million, respectively, and during the nine months ended September 30, 2019 and 2018, the Company had $1.7 million and $2.4 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $3.9 million and $5.0 million at September 30, 2019 and December 31, 2018, respectively.

(b) During the three months ended September 30, 2019, the Company prepaid the $90.0 million outstanding balance under its secured credit facility with Fannie Mae from proceeds received from the refinancing of the debt.

Further information related to the Fannie Mae credit facility is as follows (dollars in thousands):

	September 30,	December 31,
	2019	2018
Borrowings outstanding	$—	$90,000
Weighted average borrowings during the period ended	80,000	253,813
Maximum daily borrowings during the period ended	90,000	314,869
Weighted average interest rate during the period ended	4.0%	4.7%
Weighted average interest rate at the end of the period	—%	4.0%

(c) The variable rate mortgage note payable secures a tax-exempt housing bond issue that matures in March 2032. Interest on this note is payable in monthly installments. As of September 30, 2019, the variable interest rate on the mortgage note was 2.07%. During the three months ended September 30, 2019, the Company paid off a $67.7 million variable rate mortgage note due on August 1, 2019.
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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2019

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

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30,	December 31,
	2019	2018
Total revolving credit facility	$1,100,000	$1,100,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	—	—
Maximum daily borrowings during the period ended	—	—
Weighted average interest rate during the period ended	—%	—%
Interest rate at end of the period	—%	—%
(1)	Excludes $2.8 million and $3.3 million of letters of credit at September 30, 2019 and December 31, 2018, respectively.
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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30,	December 31,
	2019	2018
Total unsecured commercial paper program	$500,000	$500,000
Borrowings outstanding at end of period	60,000	101,115
Weighted average daily borrowings during the period ended	163,347	344,235
Maximum daily borrowings during the period ended	435,000	440,000
Weighted average interest rate during the period ended	2.7%	2.4%
Interest rate at end of the period	2.3%	2.9%

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2019

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30,	December 31,
	2019	2018
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	34,447	16
Weighted average daily borrowings during the period ended	24,870	26,101
Maximum daily borrowings during the period ended	66,170	64,633
Weighted average interest rate during the period ended	3.2%	2.9%
Interest rate at end of the period	2.8%	3.3%

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
(j) In July 2019, the Company issued $300.0 million of 3.20% senior unsecured medium-term notes due January 15, 2030. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. The notes were priced at 99.66% of the principal amount at issuance. The Company used the net proceeds for the repayment of debt, including amounts outstanding under the Company’s commercial paper program and Working Capital Credit Facility, and for other general corporate purposes. The Operating Partnership is the guarantor of this debt. The Company previously entered into forward starting interest rate swaps to hedge against the interest rate risk of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 3.42%.
(k) In August 2019, the Company issued $400.0 million of 3.00% senior unsecured medium-term notes due August 15, 2031. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2020. The notes were priced at 99.71% of the principal amount at issuance. In combination with the issuance, the Company entered into a treasury lock agreement to hedge against interest rate risk on $150.0 million of this debt. The all-in weighted average interest rate, inclusive of the impact of the treasury lock, was 3.01%. The Company will use the net proceeds for the repayment of debt, including the repayment of all $300.0 million aggregate principal amount (plus the make-whole amount of approximately $5.4 million) of its 3.70% senior unsecured medium-term notes due October 1, 2020, and to fund potential acquisitions and for other general corporate purposes.
(l) The Operating Partnership is the guarantor of this debt.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2019

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten calendar years subsequent to September 30, 2019 are as follows (dollars in thousands):

	Total Fixed	Total Variable	Total	Total	Total
Year	Secured Debt	Secured Debt	Secured Debt	Unsecured Debt	Debt
2019	$974	$—	$974	$60,000	$60,974
2020	108,077	—	108,077	—	108,077
2021	1,117	—	1,117	34,447	35,564
2022	1,157	—	1,157	400,000	401,157
2023	41,245	—	41,245	350,000	391,245
2024	—	—	—	315,644	315,644
2025	127,600	—	127,600	300,000	427,600
2026	50,000	—	50,000	300,000	350,000
2027	—	—	—	300,000	300,000
2028	80,000	—	80,000	300,000	380,000
Thereafter	162,500	27,000	189,500	1,000,000	1,189,500
Subtotal	572,670	27,000	599,670	3,360,091	3,959,761
Non-cash (a)	1,020	(66)	954	(24,818)	(23,864)
Total	$573,690	$26,934	$600,624	$3,335,273	$3,935,897
(a)	Includes the unamortized balance of fair market value adjustments, premiums/discounts and deferred financing costs. The Company amortized $1.1 million and $1.1 million, respectively, during the three months ended September 30, 2019 and 2018, and $3.1 million and $3.2 million, respectively, during the nine months ended September 30, 2019 and 2018, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at September 30, 2019.

In October 2019, the Company issued $100.0 million of 3.20% senior unsecured medium-term notes due 2030 and $300.0 million of 3.10% senior unsecured medium-term notes due 2034. Interest is payable semi-annually in arrears on January 15 and July 15 for the 2030 notes, and May 1 and November 1 for the 2034 notes. The 2030 notes were priced at 103.32% of the principal amount at issuance, and the 2034 notes were priced at 99.56% of the principal amount at issuance. In combination with the issuance, the Company entered into treasury lock agreements to hedge against interest rate risk on all of this debt. The all-in weighted average interest rate, inclusive of the impact of the treasury locks, was 3.24% for the 2030 notes and 3.13% for the 2034 notes. The Company will use the net proceeds for the repayment of all $400.0 million aggregate principal amount (plus the make-whole amount of approximately $21.5 million and accrued and unpaid interest) of its 4.63% senior unsecured medium-term notes due January 2022. The 2034 notes were issued as “green” bonds and, as a result, the Company intends to allocate the net proceeds from the sale of the 2034 notes to fund eligible green projects, including previously incurred development costs related to properties that have received at least a LEED Silver certification.

The 2030 notes are a further issuance of, and form a single series with, the $300.0 million aggregate principal amount of the Company’s 3.20% notes due 2030 that were issued on July 2, 2019. As of the completion of the offering, the aggregate principal amount of outstanding 2030 notes was $400.0 million.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2019

8. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator for income/(loss) per share:
Net income/(loss)	$29,422	$20,258	$94,342	$131,927
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(2,162)	(1,616)	(6,871)	(10,819)
Net (income)/loss attributable to noncontrolling interests	(56)	(32)	(145)	(141)
Net income/(loss) attributable to UDR, Inc.	27,204	18,610	87,326	120,967
Distributions to preferred stockholders — Series E (Convertible)	(1,031)	(971)	(3,073)	(2,897)
Income/(loss) attributable to common stockholders - basic and diluted	$26,173	$17,639	$84,253	$118,070

Denominator for income/(loss) per share:
Weighted average common shares outstanding	288,957	268,034	282,866	267,873
Non-vested restricted stock awards	(251)	(307)	(268)	(344)
Denominator for basic income/(loss) per share	288,706	267,727	282,598	267,529
Incremental shares issuable from assumed conversion of stock options, unvested LTIP Units, unvested restricted stock, and shares issuable upon settlement of forward sales agreements	823	1,134	694	1,491
Denominator for diluted income/(loss) per share	289,529	268,861	283,292	269,020

Income/(loss) per weighted average common share:
Basic	$0.09	$0.07	$0.30	$0.44
Diluted	$0.09	$0.07	$0.30	$0.44

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three and nine months ended September 30, 2019 and 2018, the effect of the conversion of the OP Units, DownREIT Units, LTIP Units, the Company’s Series E preferred stock and shares issuable upon settlement of forward sales agreements was not dilutive and therefore not included in the above calculation.

In July 2017, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in April 2017, which replaced the prior at-the-market equity offering program entered into in April 2012. During the three months ended September 30, 2019, the Company sold 2.2 million shares of common stock through its ATM program for aggregate gross proceeds of approximately $100.5 million at a weighted average price per share of $46.19. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $1.1 million, were approximately $99.4 million, which were primarily used to fund the Company’s recent acquisitions. During the nine months ended September 30, 2019, the Company sold 7.0 million shares of common stock through its ATM program for aggregate gross proceeds of approximately $316.5 million at a weighted average price per share of $45.29. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $4.0 million, were approximately $312.3 million, which were primarily used to fund the Company’s recent acquisitions. As of September 30, 2019, we had 13.0 million shares of common stock available for future issuance under the ATM program.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2019

In connection with any forward sales agreement under the Company’s ATM program, the relevant forward purchasers will borrow from third parties and, through the relevant sales agent, acting in its role as forward seller, sell a number of shares of the Company’s common stock equal to the number of shares underlying the agreement. The Company does not initially receive any proceeds from any sale of borrowed shares by the forward seller.

In September 2019, the Company entered into a forward sales agreement under its ATM program for 1.3 million shares of common stock at an initial forward price per share of $47.68. The initial forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement. As of September 30, 2019, no shares under the forward sales agreement have been settled. The final date by which shares sold under the forward sales agreement must be settled is March 31, 2020.

The Company generally has the ability to determine the dates and method of settlement (i.e., gross physical settlement, net share settlement or cash settlement), subject to certain conditions and the right of the counterparty to accelerate settlement under certain circumstances. The Company currently expects to fully physically settle each forward sales agreement with the relevant forward purchaser on one or more dates specified by the Company on or prior to the maturity date of that particular forward sales agreement, in which case the Company expects to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward sales agreement multiplied by the relevant forward sale price. However, subject to certain exceptions, the Company may also elect, in its discretion, to cash settle or net share settle a particular forward sales agreement, in which case the Company may not receive any proceeds (in the case of cash settlement) or will not receive any proceeds (in the case of net share settlement), and the Company may owe cash (in the case of cash settlement) or shares of UDR common stock (in the case of net share settlement) to the relevant forward purchaser.

In August 2019, the Company sold 7.5 million shares of its common stock for aggregate gross proceeds of approximately $349.9 million at a price per share of $46.65. Aggregate net proceeds from the sale, after offering-related expenses, were approximately $349.8 million, which were used for planned acquisitions of assets, working capital and general corporate purposes.

The following table sets forth the additional shares of common stock outstanding by equity instrument if converted to common stock for each of the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
OP/DownREIT Units	22,211	24,558	23,068	24,546
Convertible preferred stock	3,011	3,011	3,011	3,011
Stock options, unvested LTIP Units, unvested restricted stock, and forward sales shares	823	1,134	694	1,491

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

SEPTEMBER 30, 2019

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

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, December 31, 2018	$972,740
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	222,405
Conversion of OP Units/DownREIT Units to Common Stock	(119,338)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	6,871
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(24,509)
Vesting of Long-Term Incentive Plan Units	14,742
Allocation of other comprehensive income/(loss)	(730)
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, September 30, 2019	$1,072,181

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners and unvested LTIP Units in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was less than $(0.1) million during each of the three months ended September 30, 2019 and 2018, and $(0.1) million during each of the nine months ended September 30, 2019 and 2018.

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
SEPTEMBER 30, 2019
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

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of September 30, 2019 and December 31, 2018, are summarized as follows (dollars in thousands):

			Fair Value at September 30, 2019, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	September 30,	September 30,	Liabilities	Inputs	Inputs
	2019	2019	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable (a)	$37,899	$42,613	$—	$—	$42,613
Derivatives - Interest rate contracts (b)	730	730	—	730	—
Total assets	$38,629	$43,343	$—	$730	$42,613

Derivatives - Interest rate contracts (b)	$469	$469	$—	$469	$—
Secured debt instruments - fixed rate: (c)
Mortgage notes payable	575,965	569,318	—	—	569,318
Secured debt instruments - variable rate: (c)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (c)
Working capital credit facility	34,447	34,447	—	—	34,447
Commercial paper program	60,000	60,000	—	—	60,000
Unsecured notes	3,260,258	3,415,618	—	—	3,415,618
Total liabilities	$3,958,139	$4,106,852	$—	$469	$4,106,383

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (d)	$1,072,181	$1,072,181	$—	$1,072,181	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2019

			Fair Value at December 31, 2018, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2018	2018	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable (a)	$42,259	$45,026	$—	$—	$45,026
Derivatives - Interest rate contracts (b)	4,757	4,757	—	4,757	—
Total assets	$47,016	$49,783	$—	$4,757	$45,026

Derivatives - Interest rate contracts (b)	$356	$356	$—	$356	$—
Secured debt instruments - fixed rate: (c)
Mortgage notes payable	417,989	416,314	—	—	416,314
Fannie Mae credit facility	90,000	90,213	—	—	90,213
Secured debt instruments - variable rate: (c)
Tax-exempt secured notes payable	94,700	94,700	—	—	94,700
Unsecured debt instruments: (c)
Working capital credit facility	16	16	—	—	16
Commercial paper program	101,115	101,115	—	—	101,115
Unsecured notes	2,861,842	2,829,390	—	—	2,829,390
Total liabilities	$3,566,018	$3,532,104	$—	$356	$3,531,748

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (d)	$972,740	$972,740	$—	$972,740	$—
(a)	See Note 2, Significant Accounting Policies.
(b)	See Note 11, Derivatives and Hedging Activity.
(c)	See Note 7, Secured and Unsecured Debt, Net.
(d)	See Note 9, Noncontrolling Interests.

There were no transfers into or out of any of the levels of the fair value hierarchy during the nine months ended September 30, 2019.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs,

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2019

such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2019 and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At September 30, 2019 and December 31, 2018, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the three and nine months ended September 30, 2019 and 2018.

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

SEPTEMBER 30, 2019

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through September 30, 2020, the Company estimates that an additional $9.8 million will be reclassified as a decrease to Interest expense.

As of September 30, 2019, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps (a)	4	$315,000
(a)

In addition to the interest rate swaps summarized above, the Company entered into an additional interest rate swap with a notional value of $315.0 million that will become effective in January 2020 upon the maturity of the interest rate swaps summarized above. Additionally, the Company had previously entered into two additional interest rate swaps with a notional value totaling $75.0 million that were subsequently terminated and settled during the nine months ended September 30, 2019 in conjunction with the July 2019 issuance of $300.0 million of senior unsecured medium-term notes as disclosed in Note 7, Secured and Unsecured, Net.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in no gain or loss for both the three and nine months ended September 30, 2019 and 2018.

As of September 30, 2019, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	1	$19,880

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2019

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018
Derivatives designated as hedging instruments:
Interest rate products	$730	$4,757	$469	$356

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2019	2018	2019	2018	2019	2018
Three Months Ended September 30,
Interest rate products	$(659)	$2,320	$624	$564	$—	$—

Nine Months Ended September 30,
Interest rate products	$(7,181)	$4,312	$2,504	$1,162	$—	$—

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Total amount of Interest expense presented on the Consolidated Statements of Operations	$42,523	$34,401	$110,482	$95,942

The Company did not recognize any gain/(loss) in Interest income and other income/(expense), net related to derivatives not designated during each of the three and nine months ended September 30, 2019 and 2018.

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

As of September 30, 2019, the fair value of derivatives was in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, of $0.5 million.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2019

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of September 30, 2019 and December 31, 2018 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
September 30, 2019	$730	$—	$730	$(371)	$—	$359

December 31, 2018	$4,757	$—	$4,757	$—	$—	$4,757
(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Liabilities	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Liabilities	Liabilities	Sheets	(a)	Instruments	Posted	Net Amount
September 30, 2019	$469	$—	$469	$(371)	$—	$98

December 31, 2018	$356	$—	$356	$—	$—	$356
(a)	Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

12. STOCK BASED COMPENSATION

The Company recognized stock based compensation expense, inclusive of awards granted to our non-employee directors, net of capitalization, of $4.5 million and $3.6 million during the three months ended September 30, 2019 and 2018, respectively, and $13.0 million and $10.7 million during the nine months ended September 30, 2019 and 2018, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2019

13. COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Commitments

The following summarizes the Company’s real estate commitments at September 30, 2019 (dollars in thousands):

	Number	UDR's		UDR's Remaining
	Properties	Investment (a)		Commitment
Wholly-owned — under development	1	$21,845		$75,655
Wholly-owned — redevelopment	2	11,582		23,918
Joint ventures:
Unconsolidated joint ventures - development	1	14,402		21,496	(b)
Preferred equity investments	2	53,781	(c)	27,390	(d)
Other investments	-	12,926		9,000	(e)
Total		$114,536		$157,459
(a)	Represents UDR’s investment as of September 30, 2019.
(b)	Represents UDR’s proportionate share of expected remaining costs to complete the development.
(c)	Represents UDR’s investment in 1300 Fairmount and Modera Lake Merritt for the properties under development as of September 30, 2019.
(d)	Represents UDR’s remaining commitment for 1300 Fairmount and Modera Lake Merritt.
(e)	Represents UDR’s remaining commitment for other investment ventures.

Purchase Commitments

In 2019, the Company entered into a contract to purchase a development land parcel located in King of Prussia, Pennsylvania for a purchase price of approximately $14.8 million. The Company made a $0.8 million deposit on the purchase, which is generally non-refundable other than due to a failure of closing conditions pursuant to the terms of the purchase agreement. The acquisition is expected to close in 2020, subject to customary closing conditions.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2019

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

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to July 1, 2018 (for quarter-to-date comparison) or January 1, 2018 (for year-to-date comparison) and held as of September 30, 2019. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
●	Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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

Revenue is measured based on consideration specified in contracts with customers. The Company recognizes revenue when it satisfies a performance obligation by providing the services specified in a contract to the customer. All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and nine months ended September 30, 2019 and 2018.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2019

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

The following table details rental income and NOI for UDR’s reportable segments for the three and nine months ended September 30, 2019 and 2018, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2019

	Three Months Ended		Nine Months Ended
	September 30, (a)		September 30, (b)
	2019	2018	2019	2018
Reportable apartment home segment lease revenue
Same-Store Communities
West Region	$99,316	$95,447	$293,294	$281,722
Mid-Atlantic Region	52,826	51,291	157,179	152,867
Southeast Region	28,540	27,773	84,551	81,554
Northeast Region	30,196	29,491	89,650	87,776
Southwest Region	15,451	15,060	40,705	39,586
Non-Mature Communities/Other	40,975	24,237	106,499	66,906
Total segment and consolidated rental income	$267,304	$243,299	$771,878	$710,411

Reportable apartment home segment other revenue
Same-Store Communities
West Region	$7,869	$7,168	$23,488	$21,567
Mid-Atlantic Region	4,376	4,032	12,958	11,944
Southeast Region	3,438	3,211	10,423	9,918
Northeast Region	1,321	1,226	3,753	3,422
Southwest Region	1,527	1,525	4,100	3,986
Non-Mature Communities/Other	3,173	2,795	8,793	9,125
Total segment and consolidated rental income	$21,704	$19,957	$63,515	$59,962

Total reportable apartment home segment rental income
Same-Store Communities
West Region	$107,185	$102,615	$316,782	$303,289
Mid-Atlantic Region	57,202	55,323	170,137	164,811
Southeast Region	31,978	30,984	94,974	91,472
Northeast Region	31,517	30,717	93,403	91,198
Southwest Region	16,978	16,585	44,805	43,572
Non-Mature Communities/Other	44,148	27,032	115,292	76,031
Total segment and consolidated rental income	$289,008	$263,256	$835,393	$770,373

Reportable apartment home segment NOI
Same-Store Communities
West Region	$81,170	$77,321	$240,442	$229,129
Mid-Atlantic Region	39,850	38,220	119,075	114,465
Southeast Region	22,133	21,597	66,301	63,806
Northeast Region	20,560	20,640	63,012	62,710
Southwest Region	10,449	9,899	26,995	25,760
Non-Mature Communities/Other	29,487	17,137	77,242	48,833
Total segment and consolidated NOI	203,649	184,814	593,067	544,703
Reconciling items:
Joint venture management and other fees	6,386	2,888	11,982	8,819
Property management	(8,309)	(7,240)	(24,018)	(21,185)
Other operating expenses	(2,751)	(3,314)	(11,132)	(8,148)
Real estate depreciation and amortization	(127,391)	(107,881)	(357,793)	(322,537)
General and administrative	(12,197)	(11,896)	(37,002)	(36,028)
Casualty-related (charges)/recoveries, net	1,088	(678)	842	(2,364)
Other depreciation and amortization	(1,619)	(1,682)	(4,953)	(5,057)
Gain/(loss) on sale of real estate owned	—	—	5,282	70,300
Income/(loss) from unconsolidated entities	12,713	(1,382)	19,387	(5,091)
Interest expense	(42,523)	(34,401)	(110,482)	(95,942)
Interest income and other income/(expense), net	1,875	1,188	12,998	5,075
Tax (provision)/benefit, net	(1,499)	(158)	(3,836)	(618)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(2,162)	(1,616)	(6,871)	(10,819)
Net (income)/loss attributable to noncontrolling interests	(56)	(32)	(145)	(141)
Net income/(loss) attributable to UDR, Inc.	$27,204	$18,610	$87,326	$120,967
(a)	Same-Store Community population consisted of 38,177 apartment homes.
(b)	Same-Store Community population consisted of 37,959 apartment homes.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2019

The following table details the assets of UDR’s reportable segments as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30,	December 31,
	2019	2018
Reportable apartment home segment assets:
Same-Store Communities (a):
West Region	$3,797,149	$3,763,366
Mid-Atlantic Region	2,338,963	2,317,369
Southeast Region	799,739	779,310
Northeast Region	1,498,500	1,491,994
Southwest Region	595,982	589,188
Non-Mature Communities/Other	2,534,062	1,254,932
Total segment assets	11,564,395	10,196,159
Accumulated depreciation	(4,000,608)	(3,654,160)
Total segment assets — net book value	7,563,787	6,541,999
Reconciling items:
Cash and cash equivalents	1,895	185,216
Restricted cash	21,646	23,675
Notes receivable, net	37,899	42,259
Investment in and advances to unconsolidated joint ventures, net	791,180	780,869
Operating lease right-of-use assets	135,889	—
Other assets	145,301	137,710
Total consolidated assets	$8,697,597	$7,711,728
(a)	Same-Store Community population consisted of 38,177 apartment homes.

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

UNITED DOMINION REALTY, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit data)

	September 30,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$3,861,754	$3,811,985
Less: accumulated depreciation	(1,762,168)	(1,658,161)
Total real estate owned, net of accumulated depreciation	2,099,586	2,153,824
Cash and cash equivalents	40	125
Restricted cash	14,637	13,563
Investment in unconsolidated entities	82,269	103,026
Operating lease right-of-use assets	135,766	—
Other assets	23,321	34,052
Total assets	$2,355,619	$2,304,590
LIABILITIES AND CAPITAL
Liabilities:
Secured debt, net	$99,064	$26,929
Notes payable due to the General Partner	623,967	700,115
Operating lease liabilities	130,013	—
Real estate taxes payable	11,747	2,699
Accrued interest payable	213	32
Security deposits and prepaid rent	14,878	15,250
Distributions payable	63,367	59,461
Accounts payable, accrued expenses, and other liabilities	12,153	14,215
Total liabilities	955,402	818,701

Commitments and contingencies (Note 11)

Capital:
Partners’ capital:
General partner:
110,883 OP Units outstanding at September 30, 2019 and December 31, 2018	883	950
Limited partners:
183,952,659 and 183,525,660 OP Units outstanding at September 30, 2019 and December 31, 2018, respectively	1,381,446	1,471,120
Total partners’ capital	1,382,329	1,472,070
Noncontrolling interests	17,888	13,819
Total capital	1,400,217	1,485,889
Total liabilities and capital	$2,355,619	$2,304,590

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUES:
Rental income	$111,700	$109,539	$330,384	$323,397

OPERATING EXPENSES:
Property operating and maintenance	17,835	17,412	50,945	50,535
Real estate taxes and insurance	13,033	11,979	37,788	34,890
Property management	3,211	3,012	9,498	8,893
Other operating expenses	2,301	2,347	7,123	6,098
Real estate depreciation and amortization	35,155	35,043	104,730	108,906
General and administrative	4,066	4,143	12,878	12,997
Casualty-related charges/(recoveries), net	(1,088)	(10)	(1,169)	906
Total operating expenses	74,513	73,926	221,793	223,225
Gain/(loss) on sale of real estate owned	—	—	—	70,300
Operating income	37,187	35,613	108,591	170,472

Income/(loss) from unconsolidated entities	(2,383)	(2,378)	(6,917)	(10,102)
Interest expense	(538)	(2,047)	(889)	(6,050)
Interest expense on notes payable due to the General Partner	(6,983)	(3,053)	(21,358)	(9,159)
Net income/(loss)	27,283	28,135	79,427	145,161
Net (income)/loss attributable to noncontrolling interests	(448)	(440)	(1,252)	(1,278)
Net income/(loss) attributable to OP unitholders	$26,835	$27,695	$78,175	$143,883

Net income/(loss) per weighted average OP Unit - basic and diluted	$0.15	$0.15	$0.42	$0.78

Weighted average OP Units outstanding - basic and diluted	184,064	183,637	184,024	183,599

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(In thousands)

(Unaudited)

		Limited
	Class A	Partners	UDR, Inc.		Total
	Limited	and LTIP	Limited	General	Partners’	Noncontrolling
	Partner	Units	Partner	Partner	Capital	Interests	Total
Balance at June 30, 2019	$78,633	$273,910	$1,058,850	$905	$1,412,298	$17,440	$1,429,738
Net income/(loss)	255	890	25,674	16	26,835	448	27,283
Distributions	(599)	(2,416)	(60,314)	(38)	(63,367)	—	(63,367)
Adjustment to reflect limited partners’ capital at redemption value	6,632	16,868	(23,500)	—	—	—	—
Long-Term Incentive Plan Unit grants	—	6,563	—	—	6,563	—	6,563
Balance at September 30, 2019	$84,921	$295,815	$1,000,710	$883	$1,382,329	$17,888	$1,400,217

		Limited
	Class A	Partners	UDR, Inc.		Total
	Limited	and LTIP	Limited	General	Partners’	Noncontrolling
	Partner	Units	Partner	Partner	Capital	Interests	Total
Balance at December 31, 2018	$69,401	$302,545	$1,099,174	$950	$1,472,070	$13,819	$1,485,889
Net income/(loss)	743	2,610	74,775	47	78,175	1,252	79,427
Distributions	(1,797)	(7,095)	(180,890)	(114)	(189,896)	—	(189,896)
OP Unit redemptions for common shares of UDR	—	(78,622)	78,622	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	16,574	54,397	(70,971)	—	—	—	—
Long-Term Incentive Plan Unit grants	—	21,980	—	—	21,980	—	21,980
Net contributions/(distributions) to/(from) noncontrolling interests	—	—	—	—	—	2,817	2,817
Balance at September 30, 2019	$84,921	$295,815	$1,000,710	$883	$1,382,329	$17,888	$1,400,217

		Limited				Advances
	Class A	Partners	UDR, Inc.		Total	(to)/from
	Limited	and LTIP	Limited	General	Partners’	General	Noncontrolling
	Partner	Units	Partner	Partner	Capital	Partner	Interests	Total
Balance at June 30, 2018	$65,758	$286,662	$1,118,237	$953	$1,471,610	$299,336	$13,774	$1,784,720
Net income/(loss)	264	1,151	26,263	17	27,695	—	440	28,135
Distributions	(582)	(2,683)	(56,159)	(36)	(59,460)	—	—	(59,460)
Adjustment to reflect limited partners’ capital at redemption value	5,380	20,669	(26,049)	—	—	—	—	—
Long-Term Incentive Plan Unit grants	—	2,932	—	—	2,932	—	—	2,932
Net change in advances (to)/from the General Partner	—	—	—	—	—	(4,882)	—	(4,882)
Balance at September 30, 2018	$70,820	$308,731	$1,062,292	$934	$1,442,777	$294,454	$14,214	$1,751,445

		Limited				Advances
	Class A	Partners	UDR, Inc.		Total	(to)/from
	Limited	and LTIP	Limited	General	Partners’	General	Noncontrolling
	Partner	Units	Partner	Partner	Capital	Partner	Interests	Total
Balance at December 31, 2017	$67,474	$283,568	$1,112,298	$955	$1,464,295	$397,899	$12,936	$1,875,130
Net income/(loss)	1,387	6,195	136,214	87	143,883	—	1,278	145,161
Distributions	(1,746)	(8,035)	(168,476)	(108)	(178,365)	—	—	(178,365)
OP Unit redemptions for common shares of UDR	—	(416)	416	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	3,705	14,455	(18,160)	—	—	—	—	—
Long-Term Incentive Plan Unit grants	—	12,964	—	—	12,964	—	—	12,964
Net change in advances (to)/from the General Partner	—	—	—	—	—	(103,445)	—	(103,445)
Balance at September 30, 2018	$70,820	$308,731	$1,062,292	$934	$1,442,777	$294,454	$14,214	$1,751,445

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income/(loss)	$79,427	$145,161
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	104,730	108,906
(Gain)/loss on sale of real estate owned	—	(70,300)
(Income)/loss from unconsolidated entities	6,917	10,102
Other	843	850
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	2,801	(2,968)
Increase/(decrease) in operating liabilities	3,156	4,747
Net cash provided by/(used in) operating activities	197,874	196,498

Investing Activities
Proceeds from sales of real estate investments, net	—	89,433
Capital expenditures and other major improvements — real estate assets	(45,508)	(31,828)
Distributions received from unconsolidated entities	13,840	13,033
Net cash provided by/(used in) investing activities	(31,668)	70,638

Financing Activities
Advances (to)/from the General Partner, net	—	(256,972)
Proceeds from the issuance of secured debt	72,500	—
Issuance/(repayment) of notes payable to the General Partner	(231,011)	—
Distributions paid to partnership unitholders	(6,330)	(9,438)
Other	(376)	—
Net cash provided by/(used in) financing activities	(165,217)	(266,410)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	989	726
Cash, cash equivalents, and restricted cash, beginning of year	13,688	12,872
Cash, cash equivalents, and restricted cash, end of period	$14,677	$13,598

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$28,755	$20,139
Non-cash transactions:
Development costs and capital expenditures incurred but not yet paid	$4,520	$3,472
Recognition of operating lease right-of-use assets	94,174	—
Recognition of operating lease liabilities	88,161	—
Right-of-use asset obtained in exchange for operating lease liability remeasurement	42,143	—
LTIP Unit grants	21,980	12,964
Distributions declared but not yet paid	63,367	59,461

The following reconciles cash, cash equivalents, and restricted cash to the total of the same amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year
Cash and cash equivalents	$125	$293
Restricted cash	13,563	12,579
Total cash, cash equivalents, and restricted cash as shown above	$13,688	$12,872
Cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$40	$83
Restricted cash	14,637	13,515
Total cash, cash equivalents, and restricted cash as shown above	$14,677	$13,598

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

1. CONSOLIDATION AND BASIS OF PRESENTATION

Basis of Presentation

United Dominion Realty, L.P. (“UDR, L.P.,” the “Operating Partnership,” “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the three months ended September 30, 2019 and 2018, rental revenues of the Operating Partnership represented 39% and 42%, respectively, and for the nine months ended September 30, 2019 and 2018, 40% and 42%, respectively, of the General Partner’s consolidated rental revenues. As of September 30, 2019, the Operating Partnership’s apartment portfolio consisted of 52 communities located in 15 markets consisting of 16,434 apartment homes.

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

As of September 30, 2019, there were 184,063,542 OP Units outstanding, of which 176,210,072, or 95.7%, were owned by UDR and affiliated entities and 7,853,470, or 4.3%, were owned by non-affiliated limited partners. There were 183,636,543 OP Units outstanding as of December 31, 2018, of which 174,248,699, or 94.9%, were owned by UDR and affiliated entities and 9,387,844, or 5.1%, were owned by non-affiliated limited partners. See Note 10, Capital Structure.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of September 30, 2019, and results of operations for the three and nine months ended September 30, 2019 and 2018, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2018 included in the Annual Report on Form 10-K filed by UDR and the Operating Partnership with the SEC on February 19, 2019.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

SEPTEMBER 30, 2019

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, and to present the net amount of the financial instrument expected to be collected. The updated standard will be effective for the Operating Partnership on January 1, 2020. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which amends the transition requirements and scope of ASU 2016-13 and clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. The Operating Partnership is currently evaluating the effect that the updated standard will have on the consolidated financial statements and related disclosures. However, the Operating Partnership does not expect the updated standard to have a material impact on the consolidated financial statements.

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

SEPTEMBER 30, 2019

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

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to unitholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and nine months ended September 30, 2019 and 2018, the Operating Partnership’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges and (gain)/loss reclassified from other comprehensive income/(loss) into earnings. The (gain)/loss reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 9, Derivatives and Hedging Activity, for further discussion.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

SEPTEMBER 30, 2019

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

Management of the Operating Partnership has reviewed all open tax years (2016 through 2018) of tax jurisdictions and concluded there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns.

3. REAL ESTATE OWNED

Real estate assets owned by the Operating Partnership consist of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. At September 30, 2019, the Operating Partnership owned and consolidated 52 communities in nine states plus the District of Columbia totaling 16,434 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30,	December 31,
	2019	2018
Land	$711,256	$711,256
Depreciable property — held and used:
Land improvements	95,096	92,000
Buildings, improvements, and furniture, fixtures and equipment	3,055,402	3,008,729
Real estate owned	3,861,754	3,811,985
Accumulated depreciation	(1,762,168)	(1,658,161)
Real estate owned, net	$2,099,586	$2,153,824

Acquisitions

The Operating Partnership did not have any acquisitions of real estate during the nine months ended September 30, 2019.

Dispositions

The Operating Partnership did not have any dispositions of real estate during the nine months ended September 30, 2019.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

SEPTEMBER 30, 2019

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Operating Partnership capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, were $0.3 million and zero for the three months ended September 30, 2019 and 2018, respectively, and were $0.6 million and less than $0.1 million for the nine months ended September 30, 2019 and 2018, respectively. During both of the three months ended September 30, 2019 and 2018, total interest capitalized was less than $0.1 million, and during the nine months ended September 30, 2019 and 2018, total interest capitalized was $0.1 million and less than $0.1 million, respectively. As each home in a capital project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

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

As of September 30, 2019, the DownREIT Partnership owned 12 communities with 5,657 apartment homes. The Operating Partnership’s investment in the DownREIT Partnership was $82.3 million and $103.0 million as of September 30, 2019 and December 31, 2018, respectively.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

SEPTEMBER 30, 2019

Combined summary balance sheets relating to all of the DownREIT Partnership (not just our proportionate share) are presented below as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30,	December 31,
	2019	2018
Total real estate, net	$1,119,828	$1,167,720
Cash and cash equivalents	22	39
Note receivable from the General Partner	221,789	221,022
Other assets	5,259	5,561
Total assets	$1,346,898	$1,394,342

Secured debt, net	$428,457	$431,735
Other liabilities	25,880	26,597
Total liabilities	454,337	458,332
Total capital	$892,561	$936,010

Combined summary financial information relating to all of the DownREIT Partnership (not just our proportionate share) is presented below for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Rental income	$32,434	$35,069	$96,065	$103,842
Property operating expenses	(13,087)	(14,303)	(38,934)	(43,180)
Real estate depreciation and amortization	(20,620)	(22,097)	(61,424)	(65,704)
Operating income/(loss)	(1,273)	(1,331)	(4,293)	(5,042)
Interest expense	(4,162)	(3,343)	(11,979)	(10,553)
Interest income on note receivable from the General Partner	2,054	1,196	6,060	3,587
Net income/(loss)	$(3,381)	$(3,478)	$(10,212)	$(12,008)

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

As of September 30, 2019, the Operating lease right-of-use assets was $135.8 million and the Operating lease liabilities was $130.0 million on our Consolidated Balance Sheets related to our ground leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Operating Partnership’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

SEPTEMBER 30, 2019

The weighted average remaining lease term for these leases was 55.3 years at September 30, 2019 and the weighted average discount rate was 5.1% at September 30, 2019.

Future minimum lease payments and total operating lease liabilities from our ground leases as of September 30, 2019 are as follows (dollars in thousands):

Ground Leases
2019	$1,953
2020	7,813
2021	7,813
2022	7,813
2023	7,813
Thereafter	370,467
Total future minimum lease payments (undiscounted)	403,672
Difference between future undiscounted cash flows and discounted cash flows	(273,659)
Total operating lease liabilities (discounted)	$130,013

For purposes of recognizing our ground lease contracts, the Operating Partnership uses the minimum lease payments, if stated in the agreement. For ground lease agreements where there is a rent reset provision based on a change in an index or a rate (i.e., changes in fair market rental rates or changes in the consumer price index) but that does not include a specified minimum lease payment, the Operating Partnership uses the current rent over the remainder of the lease term. If there is a contingency, upon which some or all of the variable lease payments that will be paid over the remainder of the lease term are based, which is resolved such that those payments now meet the definition of lease payments, the Operating Partnership will remeasure the right-of-use asset and lease liability on the reset date. For the nine months ended September 30, 2019, Operating lease right-of-use assets and Operating lease liabilities increased by $42.1 million due to future minimum payments on one of our ground leases becoming fixed for the remainder of its term.

The components of operating lease expenses from our ground leases were as follows (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Ground lease expense:
Contractual lease rent expense	$1,954	$6,232
Variable ground lease expense (a)	187	469
Total operating lease expense (b)(c)	$2,141	$6,701
(a)	Variable ground lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of income of the lessee.
(b)	Ground lease expense is reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the nine months ended September 30, 2019, Operating lease right-of-use assets and Operating lease liabilities amortized by $0.6 million and $0.3 million, respectively. The Operating Partnership recorded $0.1 million and $0.3 million of total operating lease expense during the three and nine months ended September 30, 2019, respectively, due to the net impact of the amortization.

Lessor - Apartment Home and Retail and Commercial Leases

The Operating Partnership’s communities and retail and commercial space are leased to tenants under operating leases. As of September 30, 2019, our apartment home leases generally have initial terms of 12 months or less and represent 98.4% of our total lease revenue. As of September 30, 2019, our retail and commercial space leases generally have initial terms between 5 and 15 years and represent approximately 1.6% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential increases in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates and

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

SEPTEMBER 30, 2019

certain other conditions. (See Note 12, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

Future minimum lease payments from our retail and commercial leases as of September 30, 2019 are as follows (dollars in thousands):

Retail and Commercial Leases
2019	$1,810
2020	7,778
2021	7,442
2022	6,841
2023	6,517
Thereafter	19,874
Total future minimum lease payments (a)	$50,262
(a)	We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months of less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Operating Partnership recorded variable percentage rents of less than $0.1 million and $0.1 million during the three and nine months ended September 30, 2019, respectively.

6. DEBT, NET

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Principal Outstanding		As of September 30, 2019
				Weighted
			Weighted	Average
	September 30,	December 31,	Average	Years to	Communities
	2019	2018	Interest Rate	Maturity	Encumbered
Fixed Rate Debt
Mortgage notes payable	$72,500	$—	3.10%	10.3	1
Deferred financing costs	(370)	—
Total fixed rate secured debt, net	72,130	—	3.10%	10.3	1
Secured Debt
Tax-exempt secured note payable	$27,000	$27,000	2.07%	12.5	1
Deferred financing costs	(66)	(71)
Total Secured Debt, Net	$99,064	$26,929	2.85%	10.9	2

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

SEPTEMBER 30, 2019

Fixed Rate Debt

Mortgage notes payable. During the nine months ended September 30, 2019, the Operating Partnership entered into a fixed rate mortgage note payable for $72.5 million with an interest rate of 3.10%. Interest payments are due monthly and the note matures in February 2030.

Variable Rate Debt

Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures March 2032. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 2.07% as of September 30, 2019.

Guarantor on Unsecured Debt

The Operating Partnership is the guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, an unsecured commercial paper program with an aggregate borrowing capacity of $500 million, $400 million of medium-term notes due January 2022, a $350 million term loan due September 2023, $300 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025, $300 million of medium-term notes due September 2026, $300 million of medium-term notes due July 2027, $300 million of medium-term notes due January 2028, $300 million of medium-term notes due January 2029, $300 million of medium-term notes due January 2030, and $400 million of medium-term notes due August 2031. As of September 30, 2019 and December 31, 2018, the General Partner did not have an outstanding balance under the unsecured revolving credit facility and had $60.0 million and $101.1 million, respectively, outstanding under its unsecured commercial paper program.

In October 2019, the General Partner issued $100.0 million of 3.20% senior unsecured medium-term notes due 2030 and $300.0 million of 3.10% senior unsecured medium-term notes due 2034. The General Partner will use the net proceeds for the repayment of its $400.0 million aggregate principal amount (plus the make-whole amount of approximately $21.5 million and accrued and unpaid interest) of its 4.63% senior unsecured medium-term notes due January 2022. The 2034 notes were issued as “green” bonds and, as a result, the General Partner intends to allocate the net proceeds from the sale of the 2034 notes to fund eligible green projects, including previously incurred development costs related to properties that have received at least a LEED Silver certification.

The 2030 notes are a further issuance of, and form a single series with the $300.0 million aggregate principal amounts of the General Partner’s 3.20% notes due 2030 that were issued on July 2, 2019. As of the completion of the offering, the aggregate principal amount of outstanding 2030 notes was $400.0 million.

7. RELATED PARTY TRANSACTIONS

Allocation of General and Administrative Expenses

The General Partner shares various general and administrative costs, employees and other overhead costs with the Operating Partnership including legal assistance, acquisitions analysis, marketing, human resources, IT, accounting, rent, supplies and advertising, and allocates these costs to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on the reasonably anticipated benefits to the parties. The general and administrative expenses allocated to the Operating Partnership by UDR were $2.7 million and $3.3 million during the three months ended September 30, 2019 and 2018, respectively, and $9.7 million and $10.5 million during the nine months ended September 30, 2019 and 2018, respectively, and are included in General and administrative on the Consolidated Statements of Operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.

During the three months ended September 30, 2019 and 2018, the Operating Partnership reimbursed the General Partner $4.6 million and $3.8 million, respectively, and during the nine months ended September 30, 2019 and 2018, the Operating Partnership reimbursed the General Partner $12.7 million and $11.4 million, respectively, for shared services related to corporate level property management costs incurred by the General Partner. These shared cost

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

SEPTEMBER 30, 2019

reimbursements are initially recorded within the line item General and administrative on the Consolidated Statements of Operations, and a portion related to management costs is reclassified to Property management on the Consolidated Statements of Operations. (See further discussion below.)

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

Notes Payable to the General Partner

The following table summarizes the Operating Partnership’s Notes payable due to the General Partner as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Interest rate at	Balance Outstanding
	September 30,	September 30,	December 31,
	2019	2019	2018
Note due August 2021	5.34%	$5,500	$5,500
Note due December 2023	5.18%	83,196	83,196
Note due April 2026	4.12%	184,638	184,638
Note due November 2028	4.69%	133,205	133,205
Note due December 2028 (a)	3.63%	217,428	293,576
Total notes payable due to the General Partner		$623,967	$700,115
(a)	In December 2018, the Operating Partnership converted the remaining outstanding portion of the Advances (to)/from the General Partner capital balance in connection with entering into an unsecured revolving note payable with the General Partner. There is no limit on the total commitments under this note. Interest is incurred on the unpaid principal balance at a variable interest rate equivalent to the General Partner’s weighted average interest rate on borrowings, or 3.63% as of September 30, 2019. The note matures on December 1, 2028. To the extent there is an outstanding principal balance on the revolving note payable, the General Partner, at its discretion, can demand payment at any time prior to the stated maturity date of the note,

Certain limited partners of the Operating Partnership have provided guarantees or reimbursement agreements related to these notes payable. The guarantees were provided by the limited partners in conjunction with their contribution of properties to the Operating Partnership. The Operating Partnership recognized interest expense on the notes payable of $7.0 million and $3.1 million during the three months ended September 30, 2019 and 2018, respectively, and $21.4 million and $9.2 million during the nine months ended September 30, 2019 and 2018, respectively.

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
SEPTEMBER 30, 2019
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

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of September 30, 2019 and December 31, 2018 are summarized as follows (dollars in thousands):

			Fair Value at September 30, 2019, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	September 30,	September 30,	Liabilities	Inputs	Inputs
	2019	2019	(Level 1)	(Level 2)	(Level 3)
Description:
Secured debt instruments - fixed rate: (a)
Mortgage notes payable	$72,500	$68,669	$—	$—	$68,669
Secured debt instruments - variable rate: (a)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Total liabilities	$99,500	$95,669	$—	$—	$95,669

Fair Value at December 31, 2018, Using
Quoted
	Total		Prices in
	Carrying		Active
	Amount in		Markets
	Statement of		for Identical	Significant
	Financial	Fair Value	Assets	Other	Significant
	Position at	Estimate at	or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2018	2018	(Level 1)	(Level 2)	(Level 3)
Description:
Secured debt instruments - variable rate: (a)
Tax-exempt secured notes payable	$27,000	$27,000	$—	$—	$27,000
Total liabilities	$27,000	$27,000	$—	$—	$27,000
(a)	See Note 6, Debt, Net.

There were no transfers into or out of each of the levels of the fair value hierarchy during the nine months ended September 30, 2019.

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

SEPTEMBER 30, 2019

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

Although the General Partner, on behalf of the Operating Partnership, has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2019 and December 31, 2018, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Financial Instruments Not Carried at Fair Value

As of September 30, 2019, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

The Operating Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Cash flow estimates are based upon historical results adjusted to reflect management’s best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. The General Partner’s estimates of fair value represent management’s estimates based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Operating Partnership did not incur any other-than-temporary impairments in the value of its investments in unconsolidated entities during the three and nine months ended September 30, 2019 and 2018.

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

SEPTEMBER 30, 2019

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As of and during the three and nine months ended September 30, 2019 and 2018, no derivatives designated as cash flow hedges were held by the Operating Partnership.

Amounts reported in Accumulated other comprehensive income/(loss), net related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is owed by the Operating Partnership. As of September 30, 2019, no derivatives designated as cash flow hedges were held by the Operating Partnership and, as a result, no amounts are anticipated to be reclassified as an increase to interest expense through September 30, 2020.

Derivatives not designated as hedges are not speculative and are used to manage the Operating Partnership’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in no gain or loss for each of the three and nine months ended September 30, 2019 and 2018.

As of September 30, 2019, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	1	$19,880

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

As of September 30, 2019 and December 31, 2018, the fair value of the Operating Partnership’s derivative financial instruments was zero.

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

During the three and nine months ended September 30, 2019 and 2018, the Operating Partnership’s derivative instruments did not impact the Consolidated Statement of Operations.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

SEPTEMBER 30, 2019

10. CAPITAL STRUCTURE

General Partnership Units

The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP Units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Limited Partnership Units. There were 110,883 General Partnership units outstanding at September 30, 2019 and December 31, 2018, all of which were held by UDR.

Limited Partnership Units

As of September 30, 2019 and December 31, 2018, there were 183,952,659 and 183,525,660, respectively, of limited partnership units outstanding, of which 1,873,332 were Class A Limited Partnership Units for both periods. UDR owned 176,099,189, or 95.7%, and 174,137,816, or 94.9%, of OP Units outstanding at September 30, 2019 and December 31, 2018, respectively, of which 121,661 were Class A Limited Partnership Units for both periods. The remaining 7,853,470, or 4.3%, and 9,387,844, or 5.1%, of OP Units outstanding were held by non-affiliated partners at September 30, 2019 and December 31, 2018, respectively, of which 1,751,671 were Class A Limited Partnership Units for both periods.

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

The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by non-affiliated limited partners was $380.7 million and $371.9 million as of September 30, 2019 and December 31, 2018, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

SEPTEMBER 30, 2019

The following table shows OP Units outstanding and OP Unit activity as of and for the nine months ended September 30, 2019:

			UDR, Inc.
	Class A			Class A
	Limited	Limited	Limited	Limited	General
	Partners	Partners	Partner	Partner	Partner	Total
Ending balance at December 31, 2018	1,751,671	7,636,173	174,016,155	121,661	110,883	183,636,543
Vesting of LTIP Units	—	426,999	—	—	—	426,999
OP redemptions for UDR stock	—	(1,961,373)	1,961,373	—	—	—
Ending balance at September 30, 2019	1,751,671	6,101,799	175,977,528	121,661	110,883	184,063,542

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

11. COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Commitments

The following summarizes the Operating Partnership’s real estate commitments at September 30, 2019 (dollars in thousands):

	Number		Operating Partnership's
	Properties	Investment	Remaining Commitment
Real estate communities - redevelopment	1	$6,254	$18,746

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

SEPTEMBER 30, 2019

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

The Operating Partnership’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to July 1, 2018 (for the quarter-to-date comparison) or January 1, 2018 (for the year-to-date) and held as of September 30, 2019. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
●	Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the three and nine months ended September 30, 2019 and 2018.

The following is a description of the principal streams from which the Operating Partnership generates its revenue:

Lease Revenue

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

SEPTEMBER 30, 2019

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

The following table details rental income and NOI for the Operating Partnership’s reportable segments for the three and nine months ended September 30, 2019 and 2018, and reconciles NOI to Net income/(loss) attributable to OP unitholders on the Consolidated Statements of Operations (dollars in thousands):

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

SEPTEMBER 30, 2019

	Three Months Ended		Nine Months Ended
	September 30, (a)		September 30, (b)
	2019	2018	2019	2018
Reportable apartment home segment lease revenue
Same-Store Communities
West Region	$62,760	$60,569	$185,840	$178,401
Mid-Atlantic Region	14,900	14,645	44,592	43,814
Southeast Region	12,808	12,604	37,957	36,782
Northeast Region	8,098	7,936	24,036	23,541
Southwest Region	1,901	1,865	—	—
Non-Mature Communities/Other	7,468	8,694	27,295	30,830
Total segment and consolidated rental income	$107,935	$106,313	$319,720	$313,368
Reportable apartment home segment other revenue
Same-Store Communities
West Region	$2,063	$1,750	$5,908	$5,484
Mid-Atlantic Region	551	441	1,515	1,359
Southeast Region	799	658	2,301	2,099
Northeast Region	187	178	521	496
Southwest Region	87	58	—	—
Non-Mature Communities/Other	78	141	419	591
Total segment and consolidated rental income	$3,765	$3,226	$10,664	$10,029
Total reportable apartment home segment rental income
Same-Store Communities
West Region	$64,823	$62,319	$191,748	$183,885
Mid-Atlantic Region	15,451	15,086	46,107	45,173
Southeast Region	13,607	13,262	40,258	38,881
Northeast Region	8,285	8,114	24,557	24,037
Southwest Region	1,988	1,923	—	—
Non-Mature Communities/Other	7,546	8,835	27,714	31,421
Total segment and consolidated rental income	$111,700	$109,539	$330,384	$323,397
Reportable apartment home segment NOI
Same-Store Communities
West Region	$49,528	$47,692	$146,673	$140,603
Mid-Atlantic Region	10,611	10,178	31,691	30,953
Southeast Region	9,371	9,336	27,984	26,979
Northeast Region	5,736	6,001	18,201	18,260
Southwest Region	1,405	1,253	—	—
Non-Mature Communities/Other	4,181	5,688	17,102	21,177
Total segment and consolidated NOI	80,832	80,148	241,651	237,972
Reconciling items:
Property management	(3,211)	(3,012)	(9,498)	(8,893)
Other operating expenses	(2,301)	(2,347)	(7,123)	(6,098)
Real estate depreciation and amortization	(35,155)	(35,043)	(104,730)	(108,906)
General and administrative	(4,066)	(4,143)	(12,878)	(12,997)
Casualty-related (charges)/recoveries, net	1,088	10	1,169	(906)
Gain/(loss) on sale of real estate owned	—	—	—	70,300
Income/(loss) from unconsolidated entities	(2,383)	(2,378)	(6,917)	(10,102)
Interest expense	(7,521)	(5,100)	(22,247)	(15,209)
Net (income)/loss attributable to noncontrolling interests	(448)	(440)	(1,252)	(1,278)
Net income/(loss) attributable to OP unitholders	$26,835	$27,695	$78,175	$143,883
(a)	Same-Store Community population consisted of 15,941 apartment homes.
(b)	Same-Store Community population consisted of 15,723 apartment homes.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

SEPTEMBER 30, 2019

The following table details the assets of the Operating Partnership’s reportable segments as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30,	December 31,
	2019	2018
Reportable apartment home segment assets
Same-Store Communities (a):
West Region	$2,003,088	$1,981,007
Mid-Atlantic Region	667,755	663,083
Southeast Region	349,767	340,722
Northeast Region	408,244	406,149
Southwest Region	144,028	141,882
Non-Mature Communities/Other	288,872	279,142
Total segment assets	3,861,754	3,811,985
Accumulated depreciation	(1,762,168)	(1,658,161)
Total segment assets - net book value	2,099,586	2,153,824
Reconciling items:
Cash and cash equivalents	40	125
Restricted cash	14,637	13,563
Investment in unconsolidated entities	82,269	103,026
Operating lease right-of-use assets	135,766	—
Other assets	23,321	34,052
Total consolidated assets	$2,355,619	$2,304,590
(a)	Same-Store Community population consisted of 15,941 apartment homes.

Markets included in the above geographic segments are as follows:

i.	West Region — Orange County, San Francisco, Seattle, Los Angeles, Monterey Peninsula, Other Southern California and Portland
ii.	Mid-Atlantic Region — Metropolitan, D.C. and Baltimore
iii.	Southeast Region — Nashville, Tampa and Other Florida
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

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the three and nine months ended September 30, 2019 and 2018, of each of UDR, Inc. and United Domination Realty, L.P.

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

At September 30, 2019, our consolidated real estate portfolio included 138 communities in 13 states plus the District of Columbia totaling 43,683 apartment homes, and our total real estate portfolio, inclusive of our unconsolidated communities, included an additional 29 communities with 7,453 apartment homes. The Same-Store Community apartment home population for the three and nine months ended September 30, 2019, was 38,177 and 37,959, respectively.

The following table summarizes our market information by major geographic markets as of and for the three and nine months ended September 30, 2019:

		September 30, 2019			Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
			Percentage	Total		Monthly		Monthly
	Number of	Number of	of Total	Carrying	Average	Income per	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	Occupancy	Home (a)
West Region
Orange County, CA	10	4,434	9.8%	$1,134,686	96.5%	$2,361	96.2%	$2,351
San Francisco, CA	11	2,751	7.5%	872,660	96.6%	3,814	96.9%	3,746
Seattle, WA	15	2,837	8.6%	992,694	96.7%	2,591	96.7%	2,527
Los Angeles, CA	4	1,225	4.0%	456,931	96.6%	2,928	96.5%	2,898
Monterey Peninsula, CA	7	1,565	1.6%	181,050	96.7%	1,914	96.6%	1,881
Other Southern California	2	654	0.9%	108,990	96.5%	2,014	96.7%	1,977
Portland, OR	2	476	0.4%	50,138	97.1%	1,623	96.7%	1,592
Mid-Atlantic Region
Metropolitan D.C.	21	7,799	17.6%	2,034,280	97.2%	2,110	97.4%	2,088
Richmond, VA	4	1,358	1.3%	151,145	97.3%	1,406	97.6%	1,386
Baltimore, MD	3	720	1.3%	153,538	96.8%	1,742	96.9%	1,729
Southeast Region
Orlando, FL	9	2,500	2.0%	231,203	96.6%	1,414	96.5%	1,405
Nashville, TN	8	2,260	1.9%	218,651	97.8%	1,354	97.4%	1,329
Tampa, FL	7	2,287	2.3%	262,992	96.9%	1,458	97.0%	1,453
Other Florida	1	636	0.8%	86,893	96.2%	1,668	96.1%	1,658
Northeast Region
New York, NY	3	1,452	8.9%	1,033,515	97.7%	4,608	97.8%	4,547
Boston, MA	4	1,388	4.0%	464,985	96.4%	2,966	96.3%	2,934
Southwest Region
Dallas, TX	7	2,345	2.5%	286,178	96.8%	1,355	96.7%	1,364
Austin, TX	4	1,272	1.4%	165,776	97.6%	1,547	97.5%	1,521
Denver, CO	1	218	1.2%	144,028	94.2%	3,227	—%	—
Total/Average Same-Store Communities	123	38,177	78.0%	9,030,333	96.9%	$2,206	96.9%	$2,175
Non-Mature, Commercial Properties & Other	15	5,506	21.8%	2,512,217
Total Real Estate Held for Investment	138	43,683	99.8%	11,542,550
Real Estate Under Development (b)	—	—	0.2%	21,845
Total Real Estate Owned	138	43,683	100.0%	11,564,395
Total Accumulated Depreciation				(4,000,608)
Total Real Estate Owned, Net of Accumulated Depreciation				$7,563,787
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	As of September 30, 2019, the Company was developing one wholly-owned community with a total of 292 apartment homes, none of which have been completed.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to July 1, 2018 (for quarter-to-date comparison) or January 1, 2018 (for year-to-date comparison) and held as of September 30, 2019. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

In July 2017, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in April 2017, which replaced the prior at-the-market equity offering program entered into in April 2012. During the three months ended September 30, 2019, the Company sold 2.2 million shares of common stock through its ATM program for aggregate gross proceeds of approximately $100.5 million at a weighted average price per share of $46.19. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $1.1 million, were approximately $99.4 million, which were primarily used to fund the Company’s recent acquisitions. During the nine months ended September 30, 2019, the Company sold 7.0 million shares of common stock through its ATM program for aggregate gross proceeds of approximately $316.5 million at a weighted average price per share of $45.29. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $4.0 million, were approximately $312.3 million, which were primarily used to fund the Company’s recent acquisitions. As of September 30, 2019, we had 13.0 million shares of common stock available for future issuance under the ATM program.

In July 2019, the Company issued $300.0 million of 3.20% senior unsecured medium-term notes due January 15, 2030. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. The notes were priced at 99.66% of the principal amount at issuance. The Company used the net proceeds for the repayment of debt, including amounts outstanding under the Company’s commercial paper program and Working Capital Credit Facility, and for other general corporate purposes. The Operating Partnership is the guarantor of this debt. The Company previously entered into forward starting interest rate swaps to hedge against the interest rate risk of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 3.42%.

In August 2019, the Company issued $400.0 million of 3.00% senior unsecured medium-term notes due August 15, 2031. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2020. The notes were priced at 99.71% of the principal amount at issuance. In combination with the issuance, the Company entered into a treasury lock agreement to hedge against interest rate risk of this debt. The all-in weighted average interest rate, inclusive of the impact of the treasury lock, was 3.01%. The Company will use the net proceeds for the repayment of debt, including the repayment of all $300.0 million aggregate principal amount (plus the make whole amount of approximately $5.4 million) of its 3.70% senior unsecured medium-term notes due October 1, 2020, and to fund potential acquisitions or for other general corporate purposes.

In August 2019, the Company sold 7.5 million shares of its common stock for aggregate gross proceeds of approximately $349.9 million at a price per share of $46.65. Aggregate net proceeds from the sale, after offering-related expenses, were approximately $349.8 million, which were used for planned acquisitions of assets, working capital and general corporate purposes.

In September 2019, the Company entered into a forward sales agreement under its ATM program for 1.3 million shares of common stock at an initial forward price per share of $47.68. The initial forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement. The Company does not initially receive any proceeds from any sale of borrowed shares by the forward seller. As of September 30, 2019, no shares under the forward sales agreement have been settled. The final date by which shares sold under the forward sales agreement must be settled is March 31, 2020. See Note 6, Income/(Loss) per Share, in the Notes to the UDR Consolidated Financial Statements included in this Report for additional discussion of forward sales agreements.

In October 2019, the Company issued $100.0 million of 3.20% senior unsecured medium-term notes due 2030 and $300.0 million of 3.10% senior unsecured medium-term notes due 2034. Interest is payable semi-annually in arrears on January 15 and July 15 for the 2030 notes, and May 1 and November 1 for the 2034 notes. The 2030 notes were priced at 103.32% of the principal amount at issuance, and the 2034 notes were priced at 99.56% of the principal amount at issuance. In combination with the issuance, the Company entered into treasury lock agreements to hedge against interest rate risk on $150.0 million of this debt. The all-in weighted average interest rate, inclusive of the impact of the treasury locks, was 3.24% for the 2030 notes and 3.13% for the 2034 notes. The Company will use the net proceeds for the repayment of all $400.0 million aggregate principal amount (plus the make-whole amount of approximately $21.5 million and accrued and unpaid interest) of its 4.63% senior unsecured medium-term notes due January 2022. The 2034 notes were issued as “green” bonds and, as a result, the Company intends to allocate the net proceeds from the sale of the 2034 notes to fund eligible green projects, including previously incurred development costs related to properties that have received at least a LEED Silver certification.

The 2030 notes are a further issuance of, and form a single series with, the $300.0 million aggregate principal amount of the Company’s 3.20% notes due 2030 that were issued on July 2, 2019. As of the completion of the offering, the aggregate principal amount of outstanding 2030 notes was $400.0 million.

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

During the remainder of 2019, we have approximately $1.0 million of secured debt maturing, inclusive of principal amortization, and $60.0 million of unsecured debt maturing, comprised solely of unsecured commercial paper. We anticipate repaying the remaining debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

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

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018.

Operating Activities

For the nine months ended September 30, 2019, our Net cash provided by/(used in) operating activities was $456.9 million, compared to $406.7 million for the comparable period in 2018. The increase in cash flow from operating activities was primarily due to improved net operating income, primarily driven by revenue growth at communities and net operating income from communities acquired in 2019, partially offset by changes in operating assets and liabilities.

Investing Activities

For the nine months ended September 30, 2019, Net cash provided by/(used in) investing activities was $(1.4) billion, compared to $(203.1) million for the comparable period in 2018. The increase in cash used in investing activities was primarily due to the acquisitions made during the current period and a decrease in proceeds from the sales of real estate investments, partially offset by a decrease in spend for development of real estate assets and an increase in distributions received from unconsolidated joint ventures.

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

In August 2019, the Company acquired a 914 apartment home operating community located in Norwood, Massachusetts for approximately $270.2 million. The Company increased its real estate assets owned by approximately $260.1 million and recorded approximately $10.1 million of in-place lease intangibles.

In August 2019, the Company acquired a 185 apartment home operating community located in Englewood, New Jersey for approximately $83.6 million. The Company increased its real estate assets owned by approximately $77.5 million and recorded approximately $4.6 million of real estate intangibles and approximately $1.5 million of in-place lease intangibles.

In August 2019, the Company purchased a 292 apartment home operating community in Washington, D.C., directly from the UDR/KFH joint venture, thereby increasing its ownership interest from 30% to 100%, for a purchase price at 100% of approximately $184.0 million, before $2.8 million of closing costs incurred by UDR at acquisition.

Subsequent to the acquisition, the Company received a distribution from the UDR/KFH joint venture of $22.9 million related to the 30% interest it previously held in the community following the payment of closing costs and repayment of the joint venture mortgage debt. As a result of the acquisition, in August 2019, the Company consolidated the operating community. The Company had previously accounted for its 30% ownership interest as an unconsolidated joint venture. The Company accounted for the consolidation as an asset acquisition resulting in no gain or loss upon consolidation and increased its real estate owned by approximately $156.0 million and recorded approximately $5.9 million of in-place lease intangibles.

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

For the nine months ended September 30, 2019, total capital expenditures of $113.9 million, or $2,735 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $80.4 million, or $2,037 per stabilized home, for the comparable period in 2018.

The increase in total capital expenditures was primarily due to:

●	an increase of $21.6 million in spend for our operations platform, which include smart home installations in certain of our properties; and
●	an increase of 65.9%, or $12.4 million, in major renovations, which include major structural changes and/or architectural revisions to existing buildings.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

				Per Home
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Turnover capital expenditures	$8,284	$8,340	(0.7)%	$199	$211	(5.7)%
Asset preservation expenditures	24,861	26,059	(4.6)%	597	660	(9.5)%
Total recurring capital expenditures	33,145	34,399	(3.6)%	796	871	(8.6)%
NOI enhancing improvements (a)	27,939	27,145	2.9%	670	688	(2.6)%
Major renovations (b)	31,320	18,883	65.9%	752	478	57.3%
Operations platform	21,538	—	—	517	—	—
Total capital expenditures	$113,942	$80,427	41.7%	$2,735	$2,037	34.3%
Repair and maintenance expense	$31,356	$26,116	20.1%	$752	$662	13.6%
Average home count (c)	41,675	39,463	5.6%
(a)	NOI enhancing improvements are expenditures that result in increased income generation or decreased expense growth.
(b)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(c)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

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

Consolidated Real Estate Under Development and Redevelopment

At September 30, 2019, our development pipeline consisted of one wholly-owned community totaling 292 homes, none of which have been completed, with a budget of $97.5 million, in which we have a carrying value of $21.8 million. The community is estimated to be completed during the first quarter of 2022.

At September 30, 2019, the Company was redeveloping two communities, located in Boston, Massachusetts and New York, New York, both of which are expected to be completed in the first quarter of 2021. The redevelopments include the renovation of building exteriors, corridors, and common area amenities as well as individual apartment homes.

During the nine months ended September 30, 2019, we incurred $31.3 million in major renovations, which include major structural changes and/or architectural revisions to existing buildings, an increase of $12.4 million compared to the nine months ended September 30, 2018.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the nine months ended September 30, 2019:

●	we made investments totaling $72.1 million in our unconsolidated joint ventures, including contributions of $48.8 million to four unconsolidated investments under our Developer Capital Program, which earn preferred returns ranging from 8.0% to 12.5%;
●	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $19.4 million, including a $10.6 million gain from the sale of two operating communities from our UDR/KFH joint venture and a $4.7 million unrealized gain recorded on an unconsolidated technology investment; and
●	we received distributions of $65.5 million, of which $4.1 million were operating cash flows and $61.4 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the nine months ended September 30, 2019 and 2018.

Financing Activities

For the nine months ended September 30, 2019, our Net cash provided by/(used in) financing activities was $740.6 million, compared to $(197.4) million for the comparable period of 2018.

The following significant financing activities occurred during the nine months ended September 30, 2019:

●	payments of secured debt of $160.5 million; which was offset by proceeds from the issuance of secured debt of $162.5 million;
●	net repayment of $41.1 million on our unsecured commercial paper program;
●	net proceeds of $34.4 million from the Company’s unsecured revolving credit facilities;
●	net proceeds of $312.3 million from sales under our ATM program;
●	sold 7.5 million shares of common stock for aggregate net proceeds of approximately $349.8 million at a net price per share of $46.63;
●	issued $300 million of 3.20% senior unsecured medium-term notes due January 15, 2030, for net proceeds of approximately $296.6 million;
●	issued $400 million of 3.00% senior unsecured medium-term notes due August 15, 2031, for net proceeds of approximately $395.7 million, $300.0 million of which was used to repay 3.70% medium-term notes due October 1, 2020; and
●	payment of $282.7 million of distributions to our common stockholders.

Credit Facilities and Commercial Paper Program

During the three months ended September 30, 2019, the Company prepaid the $90.0 million outstanding balance under its secured credit facility with Fannie Mae from proceeds received from the refinancing of the debt. This transaction was accounted for as a debt modification.

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

As of September 30, 2019, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.1 billion of unused capacity (excluding $2.8 million of letters of credit at September 30, 2019), and $350.0 million of outstanding borrowings under the Term Loan.

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

As of September 30, 2019, we had $34.4 million of outstanding borrowings under the Working Capital Credit Facility, leaving $40.6 million of unused capacity.

The bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at September 30, 2019.

We have an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $500 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of our other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of September 30, 2019, we had issued $60.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 2.28%, leaving $440.0 million of unused capacity.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $156.4 million in variable rate debt that is not subject to interest rate swap contracts as of September 30, 2019. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the nine months ended September 30, 2019 would increase by $2.6 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by/(used in) operating activities	$456,876	$406,724
Net cash provided by/(used in) investing activities	(1,382,802)	(203,106)
Net cash provided by/(used in) financing activities	740,576	(197,368)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $26.2 million ($0.09 per diluted share) for the three months ended September 30, 2019, as compared to $17.6 million ($0.07 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	an increase in total property NOI of $18.8 million primarily due to higher revenue per occupied home and NOI from operating communities, including those acquired in 2019 and recently developed, partially offset by a decrease from sold communities; and
●	an increase in income/(loss) from unconsolidated entities of $14.1 million, primarily attributable to a $5.3 million gain recognized on the sale of an operating property from our UDR/KFH joint venture and a $4.4 million unrealized gain recorded on an unconsolidated technology investment.

This was partially offset by:

●	an increase in depreciation expense of $19.5 million primarily due to communities acquired in 2019 and homes delivered from our development communities in 2018, partially offset by a decrease from sold communities and fully depreciated assets; and
●	an increase in interest expense of $8.1 million primarily due to the early pay off of debt during 2019, resulting in prepayment costs.

Net income/(loss) attributable to common stockholders was $84.3 million ($0.30 per diluted share) for the nine months ended September 30, 2019, as compared to $118.1 million ($0.44 per diluted share) for the comparable period in the prior year. The decrease resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	a gain of $5.3 million on the sale of a parcel of land in Los Angeles, California during the nine months ended September 30, 2019, as compared to a gain of $70.3 million on the sale of an operating community in Orange County, California during the nine months ended September 30, 2018;
●	an increase in depreciation expense of $35.3 million primarily due to communities acquired in 2019 and homes delivered from our development communities in 2018, partially offset by a decrease from sold communities and fully depreciated assets; and
●	an increase in interest expense of $14.5 million primarily due to higher average debt balances, higher average interest rates, lower capitalized interest, and the early pay off of debt during 2019, resulting in prepayment costs.

This was partially offset by:

●	an increase in total property NOI of $48.4 million primarily due to higher revenue per occupied home and NOI from operating communities, including those acquired in 2019 and recently developed, partially offset by a decrease from sold communities;

●	an increase in interest income and other income/(expense), net of $7.9 million, primarily attributable to an $8.5 million promoted interest on the prepayment of a note to a multifamily technology company; and
●	an increase in income/(loss) from unconsolidated entities of $24.5 million, primarily attributable to a $10.5 million gain recognized on the sale of two operating properties from our UDR/KFH joint venture, a $4.7 million unrealized gain recorded on an unconsolidated technology investment and an increase in Developer Capital Program investment; and
●	a decrease in net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $3.9 million, primarily attributable to the noncontrolling interest’s share of the gain on sale associated with the disposition in 2018.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, (a)			September 30, (b)
	2019	2018	% Change	2019	2018	% Change
Same-Store Communities:
Same-Store rental income	$244,860	$236,224	3.7%	$720,101	$694,342	3.7%
Same-Store operating expense (c)	(70,698)	(68,547)	3.1%	(204,276)	(198,472)	2.9%
Same-Store NOI	174,162	167,677	3.9%	515,825	495,870	4.0%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (d)	16,955	3,049	456.1%	21,849	3,962	451.5%
Acquired communities NOI	3,776	—	—%	4,304	—	—%
Redevelopment communities NOI	3,809	5,284	(27.9)%	13,953	16,364	(14.7)%
Development communities NOI	—	—	—%	25,912	4,374	492.4%
Non-residential/other NOI	4,947	5,728	(13.6)%	9,938	14,913	(33.4)%
Sold and held for disposition communities NOI	—	3,076	(100.0)%	1,286	9,220	(86.1)%
Total Non-Mature Communities/Other NOI	29,487	17,137	72.1%	77,242	48,833	58.2%
Total property NOI	$203,649	$184,814	10.2%	$593,067	$544,703	8.9%
(a)	Same-Store consists of 38,177 apartment homes.
(b)	Same-Store consists of 37,959 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income/(loss) attributable to UDR, Inc.	$27,204	$18,610	$87,326	$120,967
Joint venture management and other fees	(6,386)	(2,888)	(11,982)	(8,819)
Property management	8,309	7,240	24,018	21,185
Other operating expenses	2,751	3,314	11,132	8,148
Real estate depreciation and amortization	127,391	107,881	357,793	322,537
General and administrative	12,197	11,896	37,002	36,028
Casualty-related charges/(recoveries), net	(1,088)	678	(842)	2,364
Other depreciation and amortization	1,619	1,682	4,953	5,057
(Gain)/loss on sale of real estate owned	—	—	(5,282)	(70,300)
(Income)/loss from unconsolidated entities	(12,713)	1,382	(19,387)	5,091
Interest expense	42,523	34,401	110,482	95,942
Interest income and other (income)/expense, net	(1,875)	(1,188)	(12,998)	(5,075)
Tax provision/(benefit), net	1,499	158	3,836	618
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	2,162	1,616	6,871	10,819
Net income/(loss) attributable to noncontrolling interests	56	32	145	141
Total property NOI	$203,649	$184,814	$593,067	$544,703

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to July 1, 2018 (for the quarter-to-date comparison) and January 1, 2018 (for the year-to-date comparison) and held on September 30, 2019 consisted of 38,177 and 37,959 apartment homes and provided 85.5% and 87.0% of our total NOI for the three and nine months ended September 30, 2019, respectively.

Three Months Ended September 30, 2019 vs. Three Months Ended September 30, 2018

NOI for our Same-Store Community properties increased 3.9%, or $6.5 million, for the three months ended September 30, 2019 compared to the same period in 2018. The increase in property NOI was attributable to a 3.7%, or $8.6 million, increase in property rental income, which was partially offset by a 3.1%, or $2.2 million, increase in operating expenses. The increase in property income was primarily driven by a 2.9%, or $6.4 million, increase in rental rates and an 11.4%, or $2.8 million, increase in reimbursement and ancillary and fee income. Physical occupancy increased 0.1% to 96.9% and total monthly income per occupied home increased 3.6% to $2,206.

The increase in operating expenses was primarily driven by a 17.5%, or $1.6 million, increase in repair and maintenance expense, offset by a 10.4%, or $1.6 million, decrease in personnel expense as a result of fewer employees, and a 5.8%, or $1.6 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) was 71.1% and 71.0% for the three months ended September 30, 2019 and 2018, respectively.

Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018

NOI for our Same-Store Community properties increased 4.0%, or $20.0 million, for the nine months ended September 30, 2019 compared to the same period in 2018. The increase in property NOI was attributable to a 3.7%, or $25.8 million, increase in property rental income, which was partially offset by a 2.9%, or $5.8 million, increase in operating expenses. The increase in property income was primarily driven by a 2.8%, or $18.1 million, increase in rental rates and an 11.8%, or $8.3 million, increase in reimbursement and ancillary and fee income. Physical occupancy stayed the same at 96.9% and total monthly income per occupied home increased 3.7% to $2,175.

The increase in operating expenses was primarily driven by a 16.4%, or $4.0 million, increase in repair and maintenance expense, partially offset by a 7.9%, or $3.5 million, decrease in personnel expense as a result of fewer employees, and a 4.6%, or $3.7 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) was 71.6% and 71.4% for the nine months ended September 30, 2019 and 2018, respectively.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

Three Months Ended September 30, 2019 vs. Three Months Ended September 30, 2018

The remaining 14.5%, or $29.5 million, of our total NOI during the three months ended September 30, 2019 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 72.1%, or $12.4 million, for the three months ended September 30, 2019 as compared to the same period in 2018. The increase was primarily attributable to a $13.9 million increase in stabilized, non-mature communities NOI and a $3.8 million increase in NOI from acquired communities, partially offset by a $3.1 million decrease in NOI from sold and held for disposition communities and a $1.5 million decrease in NOI from redevelopment communities.

Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018

The remaining 13.0%, or $77.2 million, of our total NOI during the nine months ended September 30, 2019 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 58.2%, or $28.4 million, for the nine months ended September 30, 2019 as compared to the same period in 2018. The increase was primarily attributable to a $21.5 million increase in development communities, an $17.9 million increase in stabilized, non-mature communities NOI and a $4.3 million increase in NOI from acquired communities, partially offset by a $7.9 million decrease in NOI from sold and held for disposition communities and a $5.0 million decrease in NOI from non-residential/other.

Real estate depreciation and amortization

For the three months ended September 30, 2019 and 2018, the Company recognized real estate depreciation and amortization of $127.4 million and $107.9 million, respectively. The increase in 2019 as compared to 2018 was primarily attributable to communities acquired in 2019 and homes delivered from our development communities in 2018, partially offset by a decrease from sold communities and fully depreciated assets.

For the nine months ended September 30, 2019 and 2018, the Company recognized real estate depreciation and amortization of $357.8 million and $322.5 million, respectively. The increase in 2019 as compared to 2018 was primarily attributable to communities acquired in 2019 and homes delivered from our development communities in 2018, partially offset by a decrease from sold communities and fully depreciated assets.

Gain/(Loss) on sale of real estate owned

During the nine months ended September 30, 2019, the Company recognized a gain of $5.3 million on the sale of a parcel of land in Los Angeles, California. During the nine months ended September 30, 2018, the Company recognized a gain of $70.3 million on the sale of an operating community in Orange County, California.

Income/(loss) from unconsolidated entities

For the three months ended September 30, 2019 and 2018, the Company recognized income/(loss) from unconsolidated entities of $12.7 million and $(1.4) million, respectively. The increase in 2019 as compared to 2018 was primarily attributable to a $5.3 million gain recognized for the sale of an operating community in our UDR/KFH joint venture and a $4.4 million unrealized gain recorded on an unconsolidated technology investment.

For the nine months ended September 30, 2019 and 2018, the Company recognized income/(loss) from unconsolidated entities of $19.4 million and $(5.1) million, respectively. The increase in 2019 as compared to 2018 was primarily attributable to a $10.5 million gain recognized for the sale of two operating communities in our UDR/KFH joint venture, a $4.7 million unrealized gain recorded on an unconsolidated technology investment and an increase in Developer Capital Program investments.

Interest expense

For the nine months ended September 30, 2019 and 2018, the Company recognized interest expense of $110.5 million and $95.9 million, respectively. The increase in 2019 as compared to 2018 was primarily attributable to higher average debt balances, higher average interest rates, lower capitalized interest and the early pay off of debt during 2019, resulting in prepayment costs.

Interest income and other income/(expense), net

For the nine months ended September 30, 2019 and 2018, we recognized interest income and other income/(expense), net of $13.0 million and $5.1 million, respectively. The increase in 2019 as compared to 2018 was primarily attributable to an $8.5 million promoted interest on the prepayment of a note to a multifamily technology company.

Noncontrolling Interest

For the nine months ended September 30, 2019 and 2018, we recognized net income attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership of $6.9 million and $10.8 million, respectively. The decrease in 2019 as compared to 2018 was primarily attributable to the noncontrolling interest’s share of the gain on sale associated with the disposition in 2018.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and nine months ended September 30, 2019.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income/(loss) attributable to common stockholders	$26,173	$17,639	$84,253	$118,070
Real estate depreciation and amortization	127,391	107,881	357,793	322,537
Noncontrolling interests	2,218	1,648	7,016	10,960
Real estate depreciation and amortization on unconsolidated joint ventures	14,615	15,979	45,500	45,831
Cumulative effect of change in accounting principle	—	—	—	(2,100)
Net gain on the sale of unconsolidated depreciable property	(5,259)	—	(10,510)	—
Net gain on the sale of depreciable real estate owned	—	—	—	(70,300)
FFO attributable to common stockholders and unitholders, basic	$165,138	$143,147	$484,052	$424,998
Distribution to preferred stockholders — Series E (Convertible)	1,031	971	3,073	2,897
FFO attributable to common stockholders and unitholders, diluted	$166,169	$144,118	$487,125	$427,895
Income/(loss) per weighted average common share - diluted	$0.09	$0.07	$0.30	$0.44
FFO per weighted average common share and unit, basic	$0.53	$0.49	$1.58	$1.46
FFO per weighted average common share and unit, diluted	$0.53	$0.49	$1.57	$1.44
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	310,917	292,285	305,666	292,075
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	314,751	296,430	309,371	296,577

Impact of adjustments to FFO:
Costs/(benefit) associated with debt extinguishment and other	$6,283	$482	$6,283	$482
Promoted interest on settlement of note receivable, net of tax	—	—	(6,482)	—
Legal and other costs	—	563	3,660	1,188
Net gain on the sale of non-depreciable real estate owned	—	—	(5,282)	—
Unrealized gain on unconsolidated investments, net of tax	(3,144)	—	(3,373)	—
Joint venture development success fee	(3,750)	—	(3,750)	—
Severance costs and other restructuring expense	274	—	274	—
Casualty-related charges/(recoveries), net	(1,088)	740	(827)	2,555
Casualty-related charges/(recoveries) on unconsolidated joint ventures, net	(651)	—	(424)	—
	$(2,076)	$1,785	$(9,921)	$4,225
FFOA attributable to common stockholders and unitholders, diluted	$164,093	$145,903	$477,204	$432,120

FFOA per weighted average common share and unit, diluted	$0.52	$0.49	$1.54	$1.46

Recurring capital expenditures	(13,177)	(14,949)	(33,145)	(34,399)
AFFO attributable to common stockholders and unitholders, diluted	$150,916	$130,954	$444,059	$397,721

AFFO per weighted average common share and unit, diluted	$0.48	$0.44	$1.44	$1.34

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	310,917	292,285	305,666	292,075
Weighted average number of OP/DownREIT Units outstanding	(22,211)	(24,558)	(23,068)	(24,546)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	288,706	267,727	282,598	267,529

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	314,751	296,430	309,371	296,577
Weighted average number of OP/DownREIT Units outstanding	(22,211)	(24,558)	(23,068)	(24,546)
Weighted average number of Series E Cumulative Convertible Preferred shares outstanding	(3,011)	(3,011)	(3,011)	(3,011)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	289,529	268,861	283,292	269,020

United Dominion Realty, L.P.:

Business Overview

United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”) is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At September 30, 2019, the Operating Partnership’s real estate portfolio included 52 communities located in nine states and the District of Columbia with a total of 16,434 apartment homes.

As of September 30, 2019, UDR owned 110,883 units of our general partnership interests and 176,099,189 units of our limited partnership interests (the “OP Units”), or approximately 95.7% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this section of this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries, and all references in this section to “UDR” or the “General Partner” refer solely to UDR, Inc.

UDR is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in June 2003. At September 30, 2019, the General Partner’s consolidated real estate portfolio included 138 communities located in 13 states and the District of Columbia with a total of 43,683 apartment homes. In addition, the General Partner had an ownership interest in 29 communities with 7,453 completed apartment homes through unconsolidated operating communities.

The Operating Partnership’s same-store community apartment home population for the three and nine months ended September 30, 2019 was 15,941 and 15,723, respectively.

The following table summarizes our market information by major geographic markets as of and for the three and nine months ended September 30, 2019:

		September 30, 2019			Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
			Percentage	Total		Monthly		Monthly
	Number of	Number of	of Total	Carrying	Average	Income per	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	Occupancy	Home (a)
West Region
Orange County, CA	5	3,119	19.4%	$745,555	96.7%	$2,305	96.3%	$2,293
San Francisco, CA	9	2,185	15.7%	607,708	96.7%	3,428	96.8%	3,377
Seattle, WA	5	932	5.9%	227,833	96.6%	2,197	96.6%	2,135
Los Angeles, CA	2	344	3.0%	115,900	96.2%	2,853	96.3%	2,824
Monterey Peninsula, CA	7	1,565	4.7%	181,050	96.7%	1,915	96.6%	1,881
Other Southern California	1	414	2.0%	74,904	96.3%	2,128	96.6%	2,092
Portland, OR	2	476	1.3%	50,138	97.1%	1,622	96.7%	1,591
Mid-Atlantic Region
Metropolitan D.C.	6	2,068	14.5%	561,730	97.1%	2,159	97.1%	2,149
Baltimore, MD	2	540	2.7%	106,025	97.0%	1,558	96.7%	1,550
Southeast Region
Nashville, TN	6	1,612	4.0%	153,794	97.7%	1,336	97.4%	1,308
Tampa, FL	2	942	2.8%	109,080	97.3%	1,538	97.5%	1,532
Other Florida	1	636	2.3%	86,893	96.2%	1,667	96.1%	1,658
Northeast Region
New York, NY	1	503	8.6%	333,846	97.9%	4,003	97.7%	3,959
Boston, MA	1	387	1.9%	74,398	95.7%	2,132	95.6%	2,117
Southwest Region
Denver, CO	1	218	3.7%	144,028	94.2%	3,226	—%	—
Total/Average Same-Store Communities	51	15,941	92.5%	3,572,882	96.8%	$2,249	96.8%	$2,210
Non-Mature, Commercial Properties & Other	1	493	7.5%	288,873
Total Real Estate Owned	52	16,434	100.0%	3,861,754
Total Accumulated Depreciation				(1,762,168)
Total Real Estate Owned, Net of Accumulated Depreciation				$2,099,586
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to July 1, 2018 (for quarter-to-date comparison) or January 1, 2018 (for year-to-date comparison) and held as of September 30, 2019. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

As of September 30, 2019, the Operating Partnership does not have any debt maturing during the remainder of 2019.

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

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018.

Operating Activities

For the nine months ended September 30, 2019, Net cash provided by/(used in) operating activities was $197.9 million compared to $196.5 million for the comparable period in 2018. The increase in cash flow from operating activities was primarily due to improved net operating income, primarily driven by revenue growth at communities and changes in operating assets and liabilities.

Investing Activities

For the nine months ended September 30, 2019, Net cash provided by/(used in) investing activities was $(31.7) million compared to $70.6 million for the comparable period in 2018. The decrease in cash provided by investing activities was primarily due to proceeds received from the sale of an operating community in Orange County, California in 2018 and an increase in capital expenditures during the nine months ended September 30, 2019, as compared to the same period in 2018.

Acquisitions and Dispositions

The Operating Partnership did not have any acquisitions or dispositions of real estate during the nine months ended September 30, 2019.

Financing Activities

For the nine months ended September 30, 2019 and 2018, our Net cash provided by/(used in) financing activities was $(165.2) million compared to $(266.4) million for the comparable period of 2018. The decrease in cash used in financing activities was primarily due to an increase in proceeds from the issuance of secured debt and a decrease in advances to the General Partner, partially offset by the repayment of notes payable to the General Partner.

Guarantor on Unsecured Debt

The Operating Partnership is the guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, an unsecured commercial paper program with an aggregate borrowing capacity of $500 million, $400 million of medium-term notes due January 2022, a $350 million term loan due September 2023, $300 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025, $300 million of medium-term notes due September 2026, $300 million of medium-term notes due July 2027, $300 million of medium-term notes due January 2028, $300 million of medium-term notes due January 2029, $300 million of medium-term notes due January 2030, and $400 million of medium-term notes due August 2031. As of September 30, 2019 and December 31, 2018, the General Partner did not have an outstanding balance under the unsecured revolving credit facility and had $60.0 million and $101.1 million, respectively, outstanding under its unsecured commercial paper program.

The credit facilities are subject to customary financial covenants and limitations.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $27.0 million in variable rate debt that is not subject to interest rate swap contracts as of September 30, 2019. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the nine months ended September 30, 2019 would increase by $0.2 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by/(used in) operating activities	$197,874	$196,498
Net cash provided by/(used in) investing activities	(31,668)	70,638
Net cash provided by/(used in) financing activities	(165,217)	(266,410)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018.

Net Income/(Loss) Attributable to OP Unitholders

Net income attributable to OP unitholders was $26.8 million ($0.15 per diluted OP Unit) for the three months ended September 30, 2019, as compared to net income of $27.7 million ($0.15 per diluted OP Unit) for the comparable period in the prior year. The decrease in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

●	an increase in interest expense of $2.4 million primarily due to the conversion in 2018 of the Advances (to)/from the General Partner capital balance into an unsecured note payable and an unsecured revolving note payable, both with the General Partner.

This was partially offset by:

●	an increase in total property NOI of $0.7 million primarily due to higher revenue per occupied home and NOI from operating communities, partially offset by a decrease from sold communities.

Net income attributable to OP unitholders was $78.2 million ($0.42 per diluted OP Unit) for the nine months ended September 30, 2019, as compared to net income of $143.9 million ($0.78 per diluted OP Unit) for the comparable period in the prior year. The decrease in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

●	no gains on the sale of real estate during the nine months ended September 30, 2019, as compared to a gain of $70.3 million on the sale of an operating community in Orange County, California during the nine months ended September 30, 2018; and
●	and increase in interest expense of $7.0 million primarily due to the conversion in 2018 of the Advances (to)/from the General Partner capital balance into an unsecured note payable and an unsecured revolving note payable, both with the General Partner.

This was partially offset by:

●	an increase in total property NOI of $3.7 million, primarily due to higher revenue per occupied home and NOI from operating communities, partially offset by a decrease from sold communities.

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

The following table summarizes the operating performance of our total property NOI for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, (a)%			September 30, (b)%
	2019	2018	Change	2019	2018	Change
Same-Store Communities:
Same-Store rental income	$104,154	$100,704	3.4%	$302,670	$291,976	3.7%
Same-Store operating expense (c)	(27,503)	(26,244)	4.8%	(78,121)	(75,181)	3.9%
Same-Store NOI	76,651	74,460	2.9%	224,549	216,795	3.6%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (d)	—	—	—%	4,226	3,962	6.7%
Redeveloped communities NOI	2,535	3,470	(26.9)%	9,533	11,113	(14.2)%
Non-residential/other NOI	1,646	2,101	(21.7)%	3,343	5,204	(35.8)%
Sold and held for disposition communities NOI	—	117	(100.0)%	—	898	(100.0)%
Total Non-Mature Communities/Other NOI	4,181	5,688	(26.5)%	17,102	21,177	(19.2)%
Total property NOI	$80,832	$80,148	0.9%	$241,651	$237,972	1.5%
(a)	Same-Store consists of 15,941 apartment homes.
(b)	Same-Store consists of 15,723 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.

The following table is our reconciliation of Net income/(loss) attributable to OP unitholders to total property NOI for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income/(loss) attributable to OP unitholders	$26,835	$27,695	$78,175	$143,883
Property management	3,211	3,012	9,498	8,893
Other operating expenses	2,301	2,347	7,123	6,098
Real estate depreciation and amortization	35,155	35,043	104,730	108,906
General and administrative	4,066	4,143	12,878	12,997
Casualty-related charges/(recoveries), net	(1,088)	(10)	(1,169)	906
(Gain)/loss on sale of real estate owned	—	—	—	(70,300)
(Income)/loss from unconsolidated entities	2,383	2,378	6,917	10,102
Interest expense	7,521	5,100	22,247	15,209
Net income/(loss) attributable to noncontrolling interests	448	440	1,252	1,278
Total property NOI	$80,832	$80,148	$241,651	$237,972

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to July 1, 2018 (for quarter-to-date comparison) or January 1, 2018 (for year-to-date comparison) and held as of September 30, 2019, consisted of 15,941 and 15,723 apartment homes and provided 94.8% and 92.9% of our total NOI for the three and nine months ended September 30, 2019.

Three Months Ended September 30, 2019 vs. Three Months Ended September 30, 2018

NOI for our Same-Store Community properties increased 2.9%, or $2.2 million, for the three months ended September 30, 2019 compared to the same period in 2018. The increase in property NOI was primarily attributable to a 3.4%, or $3.5 million, increase in property rental income, which was partially offset by a 4.8%, or $1.3 million, increase in operating expenses. The increase in property income was primarily driven by a 2.8%, or $2.6 million, increase in rental rates and a 12.8%, or $1.4 million, increase in reimbursement and ancillary and fee income. Physical occupancy increased 0.1% to 96.8% and total monthly income per occupied home increased 3.3% to $2,249.

The increase in operating expenses was primarily driven by a 20.8%, or $0.8 million, increase in repair and maintenance expense, partially offset by a 10.6%, or $0.7 million, decrease in personnel expense as a result of fewer employees, and a 9.3%, or $0.9 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) was 73.6% and 73.9% for the three months ended September 30, 2019 and 2018, respectively.

Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018

NOI for our Same-Store Community properties increased 3.6%, or $7.8 million, for the nine months ended September 30, 2019 compared to the same period in 2018. The increase in property NOI was primarily attributable to a 3.7%, or $10.7 million, increase in property rental income, which was partially offset by a 3.9%, or $2.9 million, increase in operating expenses. The increase in property income was primarily driven by a 2.8%, or $7.6 million, increase in rental rates and an 11.7%, or $3.6 million, increase in reimbursement and ancillary and fee income. Physical occupancy remained the same at 96.8% and total monthly income per occupied home increased 3.7% to $2,210.

The increase in operating expenses was primarily driven by a 20.2%, or $2.0 million, increase in repair and maintenance expense, partially offset by a 7.9%, or $1.4 million, decrease in personnel expense as a result of fewer employees, and a 6.5%, or $1.8 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) was 74.2% and 74.3% for the nine months ended September 30, 2019 and 2018, respectively.

Non-Mature Communities/Other

The Operating Partnership’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties and the non-apartment components of mixed use properties.

Three Months Ended September 30, 2019 vs. Three Months Ended September 30, 2018

The remaining 5.2% or $4.2 million, of our total NOI during the three months ended September 30, 2019 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased 26.5%, or $1.5 million, for the three months ended September 30, 2019, compared to the same period in 2018. The decrease was primarily attributable to a $0.9 million decrease in NOI from redevelopment communities and a decrease of $0.5 million in NOI from non-residential/other.

Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018

The remaining 7.1%, or $17.1 million, of our total NOI during the nine months ended September 30, 2019 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased 19.2%, or $4.1 million, for the nine months ended September 30, 2019, compared to the same period in 2018. The decrease was primarily attributable to a $1.9 million decrease in NOI from non-residential/other, a $1.6 million decrease in NOI from redevelopment communities and a decrease of $0.9 million in NOI from sold communities.

Gain/(Loss) on Sale of Real Estate Owned

During the nine months ended September 30, 2019, the Operating Partnership did not recognize any gains on the sale of real estate. During the nine months ended September 30, 2018, the Operating Partnership recognized a gain of $70.3 million on the sale of an operating community in Orange County, California.

Interest Expense

During the three and nine months ended September 30, 2019, interest expense increased by $2.4 million and $7.0 million, respectively, as compared to the same periods in 2018, primarily due to the conversion in 2018 of the Advances (to)/from the General Partner capital balance into an unsecured note payable and an unsecured revolving note payable, both with the General Partner.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and nine months ended September 30, 2019.

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

See our Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2019, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.

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

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the nine months ended

September 30, 2019, approximately 51.0% of our total NOI was generated from communities located in the Washington, D.C. metropolitan area (15.7%), Orange County, CA (13.7%), the San Francisco Bay Area, CA (11.9%) and New York, NY (9.7%). For the year ended December 31, 2018, approximately 52.3% of our total NOI was generated from communities located in the Washington, D.C. metropolitan area (17.0%), Orange County, CA (12.8%), the San Francisco Bay Area, CA (12.2%) and New York, NY (10.3%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or local real estate market conditions or regulations, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse.

We May Be Unable to Renew Leases or Relet Apartment Units as Leases Expire, or the Terms of Renewals or New Leases May Be Less Favorable Than Current Leases. When our residents decide to leave our apartments, whether because they decide not to renew their leases or they leave prior to their lease expiration date, we may not be able to relet their apartment units. Even if the residents do renew or we can relet the apartment units, the terms of renewal or reletting may be less favorable than current lease terms. Furthermore, because the majority of our apartment leases have initial terms of 12 months or less, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms. If we are unable to promptly renew the leases or relet the apartment units, or if the rental rates upon renewal or reletting are lower than expected rates, then our results of operations and financial condition may be adversely affected. If residents do not experience increases in their income, we may be unable to increase rent and/or delinquencies may increase.

We Face Certain Risks Related to Our Retail and Commercial Space. Certain of our properties include retail or commercial space that we lease to third parties. The long term nature of our retail and commercial leases (generally five to ten years with market based renewal options) and the characteristics of many of our tenants (generally small and/or local businesses) may subject us to certain risks. The longer term leases could result in below market lease rates over time. We may not be able to lease new space for rents that are consistent with our projections or for market rates. Also, when leases for our retail or commercial space terminate either at the end of the lease or because a tenant leaves early, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the prior lease terms. Our properties compete with other properties with retail or commercial space. The presence of competitive alternatives may adversely affect our ability to lease space and the level of rents we can obtain. If our retail or commercial tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions in order to continue operations, or cease their operations, which could adversely impact our results of operations and financial condition.

Risk of Inflation/Deflation. Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses. The general risk of inflation is that interest on our debt, general and administrative expenses and other expenses increase at a rate faster than increases in our rental rates, which could adversely affect our financial condition or results of operations.

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

We May Not Realize the Anticipated Benefits of Past or Future Acquisitions, and the Failure to Integrate Acquired Communities and New Personnel Successfully Could Create Inefficiencies. We have selectively acquired in the past, and if presented with attractive opportunities we intend to selectively acquire in the future, apartment communities that meet our investment criteria. Our acquisition activities and their success are subject to the following risks, among others:

●	we may be unable to obtain financing for acquisitions on favorable terms, including but not limited to interest rates, term and/or loan-to-value ratios, or at all, all of which could cause us to delay or even abandon potential acquisitions;
●	even if we are able to finance the acquisition, cash flow from the acquisition may be insufficient to meet our required principal and interest payments on the debt used to finance the acquisition;
●	even if we enter into an acquisition agreement for an apartment community, we may not complete the acquisition for a variety of reasons after incurring certain acquisition-related costs;
●	we may incur significant costs and divert management attention in connection with the evaluation and negotiation of potential acquisitions, including potential acquisitions that we subsequently do not complete;
●	when we acquire an apartment community, we may invest additional amounts in it with the intention of increasing profitability, and these additional investments may not produce the anticipated improvements in profitability;
●	the expected occupancy rates and rental rates may differ from actual results; and
●	we may be unable to quickly and efficiently integrate acquired apartment communities and new personnel into our existing operations, and the failure to successfully integrate such apartment communities or personnel will result in inefficiencies that could materially and adversely affect our expected return on our investments and our overall profitability.

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

Bankruptcy or Defaults of Our Counterparties Could Adversely Affect Our Performance. We have relationships with and, from time to time, we execute transactions with or receive services from many counterparties, such as general contractors engaged in connection with our development activities or joint venture partners, among others. As a result, bankruptcies or defaults by these counterparties or their subcontractors could result in services not being provided, projects not being completed on time, or on budget, or at all, or volatility in the financial markets and economic weakness could affect the counterparties’ ability to complete transactions with us as intended, both of which could result in disruptions to our operations that may adversely affect our financial condition and results of operations.

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in partnerships and joint ventures, including those in which we own a preferred interest, with other persons or entities when we believe circumstances warrant the use of such structures. As of September 30, 2019, we had active joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $791.2 million. We could become engaged in a dispute with one or more of our partners which could adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners might fail to make capital contributions when due and we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners’ interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

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

If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Material losses in excess of insurance proceeds may occur in the future. If one or more of our significant properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could materially and adversely affect our financial condition and results of operations.

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

Our Properties May Contain or Develop Harmful Mold or Suffer from Other Indoor Air Quality Issues, Which Could Lead to Liability for Adverse Health Effects or Property Damage or Cost for Remediation. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants or to increase ventilation, which could adversely affect our results of operations and cash flow. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants or others for property damage or personal injury.

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

The Adoption of, or Changes to, Rent Control, Rent Stabilization, Eviction, Tenants’ Rights and Similar Laws and Regulations in Our Markets Could Have an Adverse Effect on Our Results of Operations and Property Values. Various state and local governments have enacted and may continue to enact rent control, rent stabilization and similar laws and regulations that could limit our ability to raise rents or charge certain fees, including laws or court orders, either of which could have a retroactive effect. For example, in June 2019, the State of New York enacted new rent control regulations known as the Housing Stability and Tenant Protection Act of 2019 and, in October of 2019, the State of California enacted the Tenant Protection Act of 2019. We have seen a recent increase in governments enacting or considering, or being urged to consider, such laws and regulations. State and local governments or courts also may make changes to eviction and other tenants’ rights laws and regulations (including changes that apply retroactively) that could adversely impact our results of operations and the value of our properties. Laws and regulations regarding rent control, rent stabilization, eviction, tenants’ rights, and similar matters, as well as any lawsuits against us arising from such laws and regulations, may limit our ability to charge market rents, increase rents, evict delinquent tenants or recover increases in our operating expenses, which could have an adverse effect on our results of operations and the value of our properties.

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

Mezzanine Loan Assets Involve Greater Risks of Loss than Senior Loans Secured by Income-Producing Properties. We have in the past and may in the future originate mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or subordinated loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. Mezzanine loans may involve a higher degree of risk than a senior mortgage secured by real property, because the security for the loan may lose all or substantially all of its value as a result of foreclosure by the senior lender and because it is in second position and there may not be adequate equity in the property. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some of or all our investment. In addition, mezzanine loans typically have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

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

Risks Related to Ground Leases. We have in the past and may in the future enter into, as either landlord or tenant, a long-term ground lease with respect to a property or a portion thereof. Such ground leases may contain a rent reset provision that requires both parties to agree to a new rent or is based upon factors, for example fair market rent, that are not objective and are not within our control. We may not be able to agree with the counterparty to a revised rental rate, or the revised rental rate may be set by external factors, which could result in a different rental rate than we forecasted. In the past we have had disagreements with respect to revised rental rates and the disagreements have gone to arbitration (for resolution as provided in the applicable lease agreement) and certain of such arbitrations have been resolved in a manner adverse to us. In addition, the other party may not perform as expected under the ground lease or there may be a dispute with the other party to the ground lease. Any of these circumstances could have an adverse effect on our business, financial condition or operating results.

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

A Breach of Information Technology Systems On Which We Rely Could Materially and Adversely Impact Our Business, Financial Condition, Results of Operations and Reputation. We rely on information technology systems, including the Internet and networks and systems maintained and controlled by third party vendors and other third parties, to process, transmit and store information and to manage or support our business processes. Third party vendors collect and hold personally identifiable information and other confidential information of our tenants, prospective tenants and employees. We also maintain confidential financial and business information regarding us and persons and entities with which we do business on our information technology systems. While we take steps, and generally require third party vendors to take steps, to protect the security of the information maintained in our and third party vendors’ information technology systems, including associate training and testing and the use of commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing of the information, it is possible that our or our third party vendors’ security measures will not be able to prevent human error or the systems’ improper functioning, or the loss, misappropriation, disclosure or corruption of personally identifiable information or other confidential or sensitive information, including information about our tenants and employees. Cybersecurity breaches, including physical or electronic break-ins, computer viruses, phishing scams, attacks by hackers, breaches due to employee error or misconduct, and similar breaches, can create system disruptions, shutdowns or unauthorized access to information maintained on our information technology systems or the information technology systems of our third party vendors or other third parties or otherwise cause disruption or negative impacts to occur to our business and adversely affect our financial condition and results of operations. While we maintain cyber risk insurance to provide some coverage for certain risks arising out of cybersecurity breaches, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cybersecurity breach. As the techniques used to obtain unauthorized access to information technology systems become more varied and sophisticated and the occurrence of such breaches becomes more frequent, we and our third party vendors and other third parties may be unable to adequately anticipate these techniques or breaches and implement appropriate preventative measures. Any failure to prevent cybersecurity breaches and maintain the proper function, security and availability of our or our third party vendors’ and other third parties’ information technology systems could interrupt our operations, damage our reputation and brand, damage our competitive position, make it difficult for us to attract and retain tenants, and subject us to liability claims or regulatory penalties, which could adversely affect our business, financial condition and results of operations.

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

Risks Related to Our Indebtedness and Financings

Insufficient Cash Flow Could Affect Our Debt Financing and Create Refinancing Risk. We are subject to the risks normally associated with debt financing, including the risk that our operating income and cash flow will be insufficient to make required payments of principal and interest, or could restrict our borrowing capacity under our line of credit due to debt covenant restraints. Sufficient cash flow may not be available to make all required debt payments and satisfy UDR’s distribution requirements to maintain its status as a REIT for federal income tax purposes. In addition, the amounts under our line of credit may not be available to us and we may not be able to access the commercial paper market if our operating performance falls outside the constraints of our debt covenants. We are also likely to need to refinance substantially all of our outstanding debt as it matures. We may not be able to refinance existing debt, or the terms of any refinancing may not be as favorable as the terms of the existing debt, which could create pressures to sell assets or to issue additional equity when we would otherwise not choose to do so. In addition, our failure to comply with our debt covenants could result in a requirement to repay our indebtedness prior to its maturity, which could have a material adverse effect on our financial condition and cash flow, and increase our financing costs and impact our ability to make distributions to UDR’s stockholders.

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of September 30, 2019, UDR had approximately $156.4 million of variable rate indebtedness outstanding, which constitutes approximately 4.0% of total outstanding indebtedness as of such date. As of September 30, 2019, the Operating Partnership had approximately $27.0 million of variable rate indebtedness outstanding, which constitutes approximately 27.1% of total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties.

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

A Change in U.S. Government Policy or Support Regarding Fannie Mae or Freddie Mac Could Have a Material Adverse Impact on Our Business. While in recent years we have decreased our borrowing from Fannie Mae and Freddie Mac, Fannie Mae and Freddie Mac are a major source of financing to participants in the multifamily housing market including potential purchasers of our properties. Potential options for the future of agency mortgage financing in the U.S. have been, and may in the future be, suggested that could involve a reduction in the amount of financing Fannie Mae and Freddie Mac are able to provide, limitations on the loans that the agencies may make, which may not include loans secured by properties like our properties, or the phase out of Fannie Mae and Freddie Mac. While we believe Fannie Mae and Freddie Mac will continue to provide liquidity to our sector, should they discontinue doing so, have their mandates changed or reduced or be disbanded or reorganized by the government, or if there is reduced government support for multifamily housing generally, it may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily residential real estate and, as a result, may adversely affect our business and results of operations.

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

During the three months ended September 30, 2019, we did not issue any shares of our common stock upon redemption of OP Units in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Repurchase of Equity Securities

In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under these programs during the three months ended September 30, 2019:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (a)
Beginning Balance	10,560,863	$22.66	10,560,863	14,439,137
July 1, 2019 through July 31, 2019	—	—	—	14,439,137
August 1, 2019 through August 31, 2019	—	—	—	14,439,137
September 1, 2019 through September 30, 2019	—	—	—	14,439,137
Balance as of September 30, 2019	10,560,863	$22.66	10,560,863	14,439,137
(a)	This number reflects the amount of shares that were available for purchase under our 10 million share repurchase program authorized in February 2006 and our 15 million share repurchase program authorized in January 2008.

During the three months ended September 30, 2019, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended September 30, 2019:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
July 1, 2019 through July 31, 2019	1,152	$46.26	N/A	N/A
August 1, 2019 through August 31, 2019	—	—	N/A	N/A
September 1, 2019 through September 30, 2019	—	—	N/A	N/A
Total	1,152	$46.26
(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Restatement of UDR, Inc. (incorporated by reference to Exhibit 3.09 to UDR, Inc.’s Current Report on Form 8-K dated July 27, 2005 and filed with the SEC on August 1, 2005).

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

3.6

Amended and Restated Bylaws of UDR, Inc. (as amended through May 24, 2018) (incorporated by reference to Exhibit 3.6 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

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

3.16

Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of November 17, 2010 (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the SEC on November 18, 2010).

3.17

Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of December 4, 2015 (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 4, 2015 and filed with the SEC on December 10, 2015).

3.18

Tenth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of October 29, 2018 (incorporated by reference to Exhibit 3.18 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

4.1	UDR, Inc. 3.200% Medium-Term Note, Series A due January 2030, issued July 2, 2019.

4.2	UDR, Inc. 3.000% Medium-Term Note, Series A due August 2031, issued August 15, 2019.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc., general partner of United Dominion Realty, L.P.

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc., general partner of United Dominion Realty, L.P.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.

32.3	Section 1350 Certification of the Chief Executive Officer of UDR, Inc., general partner of United Dominion Realty, L.P.

32.4	Section 1350 Certification of the Chief Financial Officer of UDR, Inc., general partner of United Dominion Realty, L.P.

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended September 30, 2019, formatted in Inline XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., (vi) notes to consolidated financial statements of UDR, Inc., (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of changes in capital of United Dominion Realty, L.P., (x) consolidated statements of cash flows of United Dominion Realty, L.P., (xi) notes to consolidated financial statements of United Dominion Realty, L.P. and (xii) the cover page. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
Date:	October 30, 2019	/s/ Joseph D. Fisher
Joseph D. Fisher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

United Dominion Realty, L.P.
By: UDR, Inc., its general partner
Date:	October 30, 2019	/s/ Joseph D. Fisher
Joseph D. Fisher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)