Form 10-K
period 2019-12-31
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2020-02-18
CIK 74208, 1018254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (720) 283-6120

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	UDR	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

UDR, Inc.	Yes ☑	No ◻
United Dominion Realty, L.P.	Yes ◻	No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

UDR, Inc.	Yes ◻	No ☑
United Dominion Realty, L.P.	Yes ◻	No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

UDR, Inc.	Yes ☑	No ◻
United Dominion Realty, L.P.	Yes ☑	No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

UDR, Inc.	Yes ☑	No ◻
United Dominion Realty, L.P.	Yes ☑	No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

UDR, Inc.:
Large Accelerated Filer ☑	Accelerated Filer ◻	Non-Accelerated Filer ◻	Smaller Reporting Company ☐
Emerging Growth Company ☐

United Dominion Realty, L.P.:
Large Accelerated Filer ◻	Accelerated Filer ◻	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

UDR, Inc.	Yes ☐	No ☑
United Dominion Realty, L.P.	Yes ☐	No ☑

The aggregate market value of the shares of common stock of UDR, Inc. held by non-affiliates on June 28, 2019 was approximately $4.9 billion. This calculation excludes shares of common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 17, 2020, there were 294,631,463 shares of UDR, Inc.’s common stock outstanding.

There is no public trading market for the partnership units of United Dominion Realty, L.P. As a result, an aggregate market value of the partnership units of United Dominion Realty, L.P. cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from UDR, Inc.’s definitive proxy statement for the 2020 Annual Meeting of Stockholders.

EXPLANATORY NOTE

This Report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2019 of UDR, Inc., a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR, Inc. is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company,” “UDR” or “UDR, Inc.” refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including United Dominion Realty, L.P. and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”), also a Delaware limited partnership of which UDR is the sole general partner. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or the “OP” refer to United Dominion Realty, L.P., together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership and the DownREIT Partnership are referred to as “OP Units” and “DownREIT Units,” respectively, and the holders of the OP Units and DownREIT Units are referred to as “unitholders.” This combined Form 10-K is being filed separately by UDR and the Operating Partnership.

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

As of December 31, 2019, UDR owned 0.1 million units (100%) of the general partnership interests of the Operating Partnership and 176.1 million OP Units, representing approximately 95.7% of the total outstanding OP Units in the Operating Partnership. UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and UDR’s role as the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities” and “Control and Procedures” are presented in this report for each of UDR and the Operating Partnership. In addition, certain disclosures in “Business” are separated by entity to the extent that the discussion relates to UDR’s business outside of the Operating Partnership.

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

Item 1. BUSINESS

General

UDR is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, disposes of, and manages multifamily apartment communities generally located in high barrier-to-entry markets throughout the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement processes, low single-family home affordability and strong employment growth potential. At December 31, 2019, our consolidated real estate portfolio consisted of 148 communities located in 20 markets, consisting of 47,010 completed apartment homes, which are held directly or through our subsidiaries, including the Operating Partnership and the DownREIT Partnership, and consolidated joint ventures. In addition, we have an ownership interest in 5,268 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 2,138 apartment homes owned by entities in which we hold preferred equity investments. At December 31, 2019, the Company was developing three wholly-owned communities totaling 878 homes, none of which have been completed.

At December 31, 2019, the Operating Partnership’s consolidated real estate portfolio included 52 communities located in 15 markets, with a total of 16,434 completed apartment homes. The Operating Partnership owns, operates, acquires, renovates, develops, redevelops, disposes of, and manages multifamily apartment communities generally located in high barrier-to-entry markets located throughout the United States. During the year ended December 31, 2019, rental revenues of the Operating Partnership represented approximately 39% of our total rental revenues.

UDR has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to in this Report as the “Code.” To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our stockholders annually. As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent we distribute such net income to our stockholders annually. In 2019, we declared total distributions of $1.37 per common share and paid dividends of $1.35 per common share.

	Dividends	Dividends
	Declared in	Paid in
	2019	2019
First Quarter	$0.3425	$0.3225
Second Quarter	0.3425	0.3425
Third Quarter	0.3425	0.3425
Fourth Quarter	0.3425	0.3425
Total	$1.3700	$1.3500

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

As of February 17, 2020, we had 1,330 full-time associates and 21 part-time associates, all of whom were employed by UDR.

Reporting Segments

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2018, and held as of December 31, 2019. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

Business Objectives

Our principal business objective is to maximize the economic returns of our apartment communities to provide our stockholders with the greatest possible total return and value. To achieve this objective, we intend to continue to pursue the following goals and strategies:

●	own and operate apartments in high barrier-to-entry markets, which are characterized by limited land for new construction, difficult and lengthy entitlement processes, low single-family home affordability and strong employment growth potential, thus enhancing stability and predictability of returns to our stockholders;
●	manage real estate cycles by taking an opportunistic approach to buying, selling, renovating, redeveloping, and developing apartment communities;
●	empower site associates to manage our communities efficiently and effectively;
●	measure and reward associates based on specific performance targets; and
●	manage our capital structure to help enhance predictability of liquidity, earnings and dividends.

2019 Highlights

● In July 2019, the Company marked its 47th year as a REIT and, in October 2019, paid its 188th consecutive quarterly dividend. The Company’s annualized declared 2019 dividend of $1.37 represented a 6.2% increase over the previous year.

●	Total revenues increased 10.1% over the prior year primarily due to communities acquired during 2019 and rent growth.

● We achieved Same-Store revenue growth of 3.6% and Same-Store net operating income (“NOI”) growth of 4.0%.

● We commenced the development of three communities located in Denver, Colorado, Dublin, California, and Addison, Texas, with a total of 878 apartment homes.

● We acquired eight communities with a total of 2,919 apartment homes located in Brooklyn, New York, St. Petersburg, Florida, Towson, Maryland, King of Prussia, Pennsylvania, Waltham, Massachusetts, Norwood, Massachusetts, and Englewood, New Jersey, for a total of approximately $911.9 million.

● We acquired two to-be-developed land parcels located in Washington, D.C., and Denver, Colorado, for a total of approximately $40.8 million.

● We increased our ownership interest in two communities from our West Coast Development joint venture with a total of 541 apartment homes, located in Anaheim, California and Seattle, Washington, for a total cash purchase price of approximately $53.5 million after the repayment of joint venture construction financing.

● We increased our ownership interest in one community from our UDR/KFH joint venture with a total of 292 apartment homes, located in Washington, D.C., for a total of $186.8 million and sold our 30% ownership interest in two communities from our UDR/KFH joint venture with a total of 368 apartment homes, located in Arlington, Virginia and Silver Spring, Maryland, for a collective sales price of $118.3 million, resulting in a gain on sale of approximately $10.6 million.

● We acquired the approximately 50% ownership interest not previously owned in 10 UDR/MetLife joint venture operating communities, one development community and four land parcels valued at $1.1 billion, or $564.2 million at our share, and sold our approximately 50% ownership interest in five UDR/MetLife joint venture operating communities valued at $645.8 million, or $322.9 million at our share, to MetLife, and recognized a net gain on sale of $114.9 million at our share.

● We recognized a gain of $5.3 million from the sale of a parcel of land in Los Angeles, California.

● We contributed $67.0 million to four investments under our Developer Capital Program, which earn preferred returns ranging between 9.0% to 12.5%.

●	We issued $1.1 billion of senior unsecured medium-term notes (including a $300.0 million “green bond”) at a weighted average interest rate of 3.2%, and prepaid $700.0 million of senior unsecured medium-term notes at a weighted average interest rate of 4.2%.

● We sold 7.0 million shares of common stock for aggregate net proceeds of $312.3 million at a weighted average price per share of $45.29 under our ATM program, and sold 1.3 million shares of common stock through a forward sales agreement for aggregate net proceeds of $63.5 million at a weighted average price per share of $47.41, which was also under our ATM program.

● We sold an additional 7.5 million shares of common stock in an underwritten public offering for net proceeds of $349.8 million at a price per share of $46.65.

Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information on the Company’s and the Operating Partnership’s activities in 2019.

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
3.	Consistently Driving Operating Excellence
4.	Advancing a Strong Corporate Culture and Ensuring High Resident Satisfaction

Maintaining a Diversified Portfolio and Allocating Capital to Accretive Investment Opportunities

We believe greater portfolio diversification, as defined by geographic concentration, location within a market (i.e., urban or suburban) and property quality (i.e., A or B), reduces the volatility of our same-store growth throughout the real estate cycle, appeals to a wider renter and investor audience and lessens the market risk associated with owning a homogenous portfolio. Diversified characteristics of our portfolio include:

●	our consolidated apartment portfolio includes 148 communities located in 20 markets throughout the U.S., including both coastal and sunbelt locations; and
●	our mix of urban/suburban communities is approximately 43%/57% and our mix of A/B quality properties is approximately 57%/43%.

We are focused on increasing our presence in markets with favorable job formation, high propensity to rent, low single-family home affordability, and a favorable demand/supply ratio for multifamily housing. Portfolio investment decisions consider internal analyses and third-party research.

Acquisitions and Dispositions

When evaluating potential acquisitions, we consider a wide variety of factors, including:

●	whether it is located in a high barrier-to-entry market;

●	population growth, cost of alternative housing, overall potential for economic growth and the tax and regulatory environment of the market in which the property is located;
●	geographic location, including proximity to jobs, entertainment, transportation, and our existing communities which can deliver significant economies of scale;
●	construction quality, condition and design of the property;
●	current and projected cash flow of the property and the ability to increase cash flow;
●	ability of the property’s projected returns to exceed our cost of capital;
●	potential for capital appreciation of the property;
●	ability to increase the value and profitability of the property through operations and redevelopment;
●	terms of resident leases, including the potential for rent increases;
●	occupancy and demand by residents for properties of a similar type in the vicinity;
●	prospects for liquidity through sale, financing or refinancing of the property; and
●	competition from existing multifamily communities and the potential for the construction of new multifamily properties in the area.

We regularly monitor our assets to increase the quality and performance of our portfolio. Factors we consider in deciding whether to dispose of a property include:

●	whether it is in a market targeted for divestment or a reduction in investment;
●	current market price for an asset compared to projected economics for that asset;
●	potential increases in new construction in the market area;
●	areas with low job growth prospects;
●	near- and long-term capital expenditure needs for the asset; and
●	operating efficiencies.

The following table summarizes our apartment community acquisitions and dispositions and our consolidated year-end ownership position for the past five years (dollars in thousands):

	2019	2018	2017	2016	2015
Homes acquired	7,079	—	462	508	3,246
Homes disposed	—	868	218	1,782	2,735
Homes owned at December 31,	47,010	39,931	39,998	39,454	40,728
Total real estate owned, at cost	$12,602,101	$10,196,159	$10,177,206	$9,615,753	$9,190,276

The following table summarizes the Operating Partnership’s apartment community acquisitions and dispositions and year-end ownership position for the past five years (dollars in thousands):

	2019	2018	2017	2016	2015
Homes acquired	—	—	218	—	421
Homes disposed	—	264	218	276	4,256	(a)
Homes owned at December 31,	16,434	16,434	16,698	16,698	16,974
Total real estate owned, at cost	$3,875,160	$3,811,985	$3,816,956	$3,674,704	$3,630,905
(a)	Includes 3,107 homes deconsolidated in 2015 upon contribution of communities by the Operating Partnership to the DownREIT Partnership.

Development Activities

Our objective in developing a community is to create value while improving the quality of our portfolio. How demographic trends, economic drivers, and multifamily fundamentals and valuations have trended over the long-term and our portfolio strategy generally govern our review process on where and when to allocate development capital. At December 31, 2019, the Company was developing three wholly-owned communities located in Denver, Colorado, Addison, Texas, and Dublin, California, totaling 878 homes, none of which have been completed, with a budget of $278.5 million, in which we have a carrying value of $69.8 million. The communities are estimated to be completed between the first quarter of 2021 and the second quarter of 2022.

Redevelopment Activities

Our objective in redeveloping a community is twofold: we aim to grow rental rates while also producing a higher yielding and more valuable asset through asset quality improvement. During the year ended December 31, 2019, we incurred $35.6 million in major renovations, which include major structural changes and/or architectural revisions to existing buildings. As of December 31, 2019, the Company was redeveloping 653 apartment homes, 250 of which have been completed, at two wholly-owned communities, located in Boston, Massachusetts and New York, New York, both of which are expected to be completed in the first quarter of 2021. The redevelopments include the renovation of building exteriors, corridors, and common area amenities as well as individual apartment homes.

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

Consistently Driving Operational Excellence

Investment in new technologies continues to drive operating efficiencies in our business and help us to better meet the changing needs of our business and our residents. Our residents can conduct business with us 24 hours a day, 7 days a week and complete online leasing applications and renewals throughout our portfolio using our web-based resident internet portal or, increasingly, a smart-device application.

As a result of transforming our operations through technology, residents’ satisfaction has improved, and our operating teams have become more efficient. Web-based technologies have also resulted in declining marketing and advertising costs, improved cash management, and better pricing management of our available apartment homes.

Operating Partnership Strategies and Vision

The Operating Partnership’s long-term strategic vision is the same as that of the Company described above.

Competitive Conditions

Competition for new residents is generally intense across our markets. Some competing communities offer amenities that our communities do not have. Competing communities can use rental concessions or lower rents to obtain temporary competitive advantages. Also, some competing communities are larger or newer than our communities. The competitive position of each community is different depending upon many factors, including sub-market supply and demand. In addition, other real estate investors compete with us to acquire existing properties, redevelop existing properties, and to develop new properties. These competitors include insurance companies, pension and investment funds, public and private real estate companies, investment companies and other public and private apartment REITs, some of which may have greater resources, or lower capital costs, than we do.

We believe that, in general, we are well-positioned to compete effectively for residents and investments. We believe our competitive advantages include:

●	a fully integrated organization with property management, development, redevelopment, acquisition, marketing, sales and financing expertise;
●	scalable operating and support systems, which include automated systems to meet the changing electronic needs of our residents and to effectively focus on our internet marketing efforts;
●	access to sources of capital;
●	geographic diversification with a presence in 20 markets across the country; and
●	significant presence in many of our major markets that allows us to be a local operating expert.

Moving forward, we will continue to optimize lease management, improve expense control, increase resident retention efforts and align employee incentive plans with metrics that impact our bottom-line performance. We believe this plan of operation, coupled with the portfolio’s strengths in targeting renters across a geographically diverse platform, should position us for continued operational upside.

Communities

At December 31, 2019, our consolidated real estate portfolio included 148 communities with a total of 47,010 completed apartment homes, which included the Operating Partnership’s consolidated real estate portfolio of 52 communities with a total of 16,434 completed apartment homes. The overall quality of our portfolio enables us to raise rents and to attract residents with higher levels of disposable income who are more likely to absorb such rents.

At December 31, 2019, the Company was developing three wholly-owned communities located in Denver, Colorado, Dublin, California, and Addison, Texas, totaling 878 homes, none of which have been completed, with a budget of $278.5 million, in which we have a carrying value of $69.8 million. The communities are estimated to be completed between the first quarter of 2021 and the second quarter of 2022.

At December 31, 2019, the Company was redeveloping 653 apartment homes, 250 of which have been completed, at two wholly-owned communities, located in Boston, Massachusetts and New York, New York, both of which are expected to be completed in the first quarter of 2021. The redevelopments include the renovation of building exteriors, corridors, and common area amenities as well as individual apartment homes.

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

Net income attributable to common stockholders was $180.9 million as compared to $199.2 million in the prior year period. The decrease was primarily driven by higher gains on the sale of real estate in the prior year and an increase in depreciation expense and interest expense in 2019, partially offset by higher total revenue and gains on the sale of unconsolidated real estate.

For the year ended December 31, 2019, our Same-Store NOI increased by $26.7 million compared to the prior year. Our Same-Store Community properties provided 85.4% of our total NOI for the year ended December 31, 2019. The increase in NOI for the 37,959 Same-Store apartment homes, or 80.7% of our portfolio, was primarily driven by an increase in rental rates, an increase in reimbursement, ancillary and fee income and a decrease in personnel expense, partially offset by an increase in repair and maintenance expense and real estate taxes.

For the year ended December 31, 2019, the Operating Partnership’s Same-Store NOI increased by $10.3 million compared to the prior year. The Operating Partnership’s Same-Store Community properties provided 92.9% of its total NOI for the year ended December 31, 2019. The increase in NOI for the 15,723 Same-Store apartment homes, or 95.7% of the Operating Partnership’s portfolio, was primarily driven by an increase in rental rates, an increase in reimbursement, ancillary and fee income and a decrease in personnel expense, partially offset by an increase in repair and maintenance expense and real estate taxes.

Revenue growth in 2020 may be impacted by adverse developments affecting the general economy, reduced occupancy rates, increased rental concessions, new supply, increased bad debt and other factors which may adversely impact our ability to increase rents.

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

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2019.

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

Risks Related to Our Real Estate Investments and Our Operations

Unfavorable Apartment Market and Economic Conditions Could Adversely Affect Occupancy Levels, Rental Revenues and the Value of Our Real Estate Assets. Unfavorable market conditions in the areas in which we operate or unfavorable economic conditions generally may significantly affect our occupancy levels, our rental rates and collections, the value of our properties and our ability to acquire or dispose of apartment communities on economically favorable terms. Our ability to lease our properties at favorable rates is adversely affected by the increase in supply in the multifamily and other rental markets and is dependent upon the overall level in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, debt levels, housing markets, stock market volatility and uncertainty about the future. Some of our major expenses generally do not decline when related rents decline. We would expect that declines in our occupancy levels and rental revenues would cause us to have less cash available to pay our indebtedness and to distribute to UDR’s stockholders, which could adversely affect our financial condition or the market value of our securities. Factors that may affect our occupancy levels, our rental revenues, and/or the value of our properties include the following, among others:

●	downturns in the global, national, regional and local economic conditions, particularly increases in unemployment;
●	declines in mortgage interest rates, making alternative housing more affordable;
●	government or builder incentives with respect to home ownership, making alternative housing options more attractive;
●	local real estate market conditions, including oversupply of, or reduced demand for, apartment homes;
●	declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;
●	changes in market rental rates;
●	our ability to renew leases or re-lease space on favorable terms;
●	the timing and costs associated with property improvements, repairs or renovations;
●	changes in household formation; and
●	rent control or stabilization laws, or other laws regulating or impacting rental housing, which could prevent us from raising rents to offset increases in operating costs or otherwise impact us.

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the year ended December 31, 2019, approximately 52.7% of our total NOI was generated from communities located in the Washington, D.C. metropolitan area (16.2%), Orange County, CA (14.2%), the San Francisco Bay Area, CA (12.2%) and New York, NY (10.1%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or real estate market conditions, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse. In addition, if one or more of these markets is adversely affected by changes in regional or local regulations, including those related to rent control or stabilization, such regulations may have a greater adverse impact on our results of operation than if our portfolio was more geographically diverse.

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

We Face Certain Risks Related to Our Retail and Commercial Space. Certain of our properties include retail or commercial space that we lease to third parties. The long term nature of our retail and commercial leases (generally five to ten years with market-based or fixed-price renewal options) and the characteristics of many of our tenants (generally small and/or local businesses) may subject us to certain risks. The longer term leases could result in below market lease rates over time. Tenants may provide guarantees and other credit support which may prove to be inadequate or uncollectable, and the failure rate of small and/or local businesses may be higher than average. We may not be able to lease new space for rents that are consistent with our projections or for market rates. Also, when leases for our retail or commercial space terminate either at the end of the lease or because a tenant leaves early, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the prior lease terms. Our properties compete with other properties with retail or commercial space. The presence of competitive alternatives may adversely affect our ability to lease space and the level of rents we can obtain. If our retail or commercial tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions in order to continue operations, or cease their operations, which could adversely impact our results of operations and financial condition.

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

We Are Subject to Certain Risks Associated with Selling Apartment Communities, Which Could Limit Our Operational and Financial Flexibility. We periodically dispose of apartment communities that no longer meet our strategic objectives, but adverse market conditions may make it difficult to sell apartment communities we own. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold or the purchase price may be reduced to cover any cost of correcting defects or making improvements. These conditions may limit our ability to dispose of properties and to change our portfolio in order to meet our strategic objectives, which could in turn adversely affect our financial condition, results of operations or our ability to fund other activities in which we may want to engage such as the purchase of properties, development or redevelopment, or funding the Developer Capital Program. We are also subject to the following risks in connection with sales of our apartment communities, among others:

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

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in partnerships and joint ventures, including those in which we own a preferred interest, with other persons or entities when we believe circumstances warrant the use of such structures. As of December 31, 2019, we had active joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $588.3 million. We could become engaged in a dispute with one or more of our partners which could adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners might fail to make capital contributions when due, which may require us to contribute additional capital or may negatively impact the project. In addition, we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

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

The cost of insuring our apartment communities is a component of expense. Insurance premiums and the terms and conditions of insurance policies are subject to significant fluctuations and changes, which are generally outside of our control. We insure our properties with insurance companies that we believe have a good rating at the time our policies are put into effect. The financial condition of one or more insurance companies that we hold policies with may be negatively impacted, which could result in their inability to pay on future insurance claims. Their inability to pay future claims may have a negative impact on our financial results. In addition, the failure, or exit or partial exit from an insurance market, of one or more insurance companies may affect our ability to obtain insurance coverage in the amounts that we seek, or at all, or increase the costs to renew or replace our insurance policies, or cause us to self-insure a portion of the risk, or increase the cost of insuring properties.

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

Failure to Succeed with New Initiatives May Limit Our Ability to Grow Same-Store NOI. We have in the past developed and may in the future develop initiatives that are intended to drive operating efficiencies and grow same-store NOI, including smart home technologies and self-service options that are accessible to residents through smart devices. We may incur significant costs and divert resources in connection with such initiatives, and these initiatives may not perform as projected, which could adversely affect our results of operations and the market price of UDR’s common stock.

Potential Liability for Environmental Contamination Could Result in Substantial Costs. Under various federal, state and local environmental laws, as a current or former owner or operator of real estate, we could be required to investigate and remediate the effects of contamination of currently or formerly owned real estate by hazardous or toxic substances, often regardless of our knowledge of or responsibility for the contamination and solely by virtue of our current or former ownership or operation of the real estate. In addition, we could be held liable to a governmental authority or to third parties for property damage and for investigation and clean-up costs incurred in connection with the contamination or we could be required to incur additional costs to change how the property is constructed or operated due to presence of such substances. These costs could be substantial, and in many cases environmental laws create liens in favor of governmental authorities to secure their payment. The presence of such substances or a failure to properly remediate any resulting contamination could materially and adversely affect our ability to borrow against, sell or rent an affected property.

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

Compliance or Failure to Comply with the Americans with Disabilities Act of 1990 or Other Safety Regulations and Requirements Could Result in Substantial Costs. The Americans with Disabilities Act generally requires that public buildings, including our properties, be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. Claims have been asserted, and in the future claims may be asserted, against us with respect to some of our properties under the Americans with Disabilities Act. If, under the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations. In addition, if claims arise, we may expend resources and incur costs in investigating and resolving such claims even if our property was in compliance with the law.

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

The Adoption of, or Changes to, Rent Control, Rent Stabilization, Eviction, Tenants’ Rights and Similar Laws and Regulations in Our Markets Could Have an Adverse Effect on Our Results of Operations and Property Values. Various state and local governments have enacted and may continue to enact rent control, rent stabilization, or limitations, and similar laws and regulations that could limit our ability to raise rents or charge certain fees, including laws or court orders, either of which could have a retroactive effect. For example, in June 2019, the State of New York enacted new rent control regulations known as the Housing Stability and Tenant Protection Act of 2019 and, in October of 2019, the State of California enacted the Tenant Protection Act of 2019. We have seen a recent increase in governments enacting or considering, or being urged to consider, such laws and regulations. State and local governments or courts also may make changes to laws related to allowable fees, eviction and other tenants’ rights laws and regulations (including changes that apply retroactively) that could adversely impact our results of operations and the value of our properties. Laws and regulations regarding rent control, rent stabilization, eviction, tenants’ rights, and similar matters, as well as any lawsuits against us arising from such laws and regulations, may limit our ability to charge market rents, limit our ability to increase rents, evict delinquent tenants or change fees, or recover increases in our operating expenses, which could have an adverse effect on our results of operations and the value of our properties.

Compliance with or Changes in Real Estate Tax and Other Laws and Regulations Could Adversely Affect Our Funds from Operations and Our Ability to Make Distributions to Stockholders. We are subject to federal, state and local laws, regulations, rules and ordinances at locations where we operate regarding a wide variety of matters that could affect, directly or indirectly, our operations. Generally, we do not directly pass through costs resulting from compliance with or changes in real estate tax laws to residential property tenants. We also do not generally pass through increases in income, service or other taxes to tenants under leases. These costs may adversely affect net operating income and the ability to make distributions to stockholders. Similarly, compliance with or changes in (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions, (ii) laws and regulations regulating housing, such as the Americans with Disabilities Act and the Fair Housing Amendments Act of 1988, or (iii) employment related laws, may result in significant unanticipated expenditures, which could adversely affect our financial condition and results of operations. In addition, changes in federal and state legislation and regulation on climate change may result in increased capital expenditures to improve the energy efficiency of our existing communities and also may require us to spend more on our new development communities without a corresponding increase in revenue.

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

Risk of Potential Climate Change. To the extent significant changes in the climate in areas where our communities are located occur, we may experience extreme weather conditions and changes in precipitation and temperature, all of which could result in physical damage to, and/or a decrease in demand for, our communities located in these areas or communities that are otherwise affected by these changes. Should the impact of such climate changes be material in nature, or occur for lengthy periods of time, our financial condition and results of operations could be adversely affected.

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

Risk of Pandemics or Other Health Crisis. A pandemic, epidemic, or other health crisis where our communities are located or areas in which vendors on which we rely are located, could have an adverse effect on our business and results of operations.

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

Risks Related to Ground Leases. We have in the past and may in the future enter into, as either landlord or tenant, a long-term ground lease with respect to a property or a portion thereof. Such ground leases may contain a rent reset provision that requires both parties to agree to a new rent or is based upon factors, for example fair market rent, that are not objective and are not within our control. We may not be able to agree with the counterparty to a revised rental rate, or the revised rental rate may be set by external factors, which could result in a different rental rate than we forecasted. In the past we have had disagreements with respect to revised rental rates and certain of such disagreements have gone to arbitration (for resolution as provided in the applicable lease agreement) and have been resolved in a manner adverse to us. In addition, the other party may not perform as expected under the ground lease or there may be a dispute with the other party to the ground lease. Any of these circumstances could have an adverse effect on our business, financial condition or operating results.

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

Any Material Weaknesses Identified in Our Internal Control Over Financial Reporting Could Have an Adverse Effect on UDR’s Stock Price. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting. If we fail to maintain the adequacy of our internal controls over financial reporting, including any failure to implement required new or improved controls as a result of changes to our business or otherwise, or if we experience difficulties in their implementation, our business, results of operations and financial condition could be materially adversely harmed and we could fail to meet our reporting obligations. In addition, if we have one or more material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on the per share trading price of UDR’s common stock.

A Breach of Information Technology Systems On Which We Rely Could Materially and Adversely Impact Our Business, Financial Condition, Results of Operations and Reputation. We rely on information technology systems, including the internet and networks and systems maintained and controlled by third party vendors and other third parties, to process, transmit and store information and to manage or support our business processes. Third party vendors collect and hold personally identifiable information and other confidential information of our tenants, prospective tenants and employees. We also maintain confidential financial and business information regarding us and persons and entities with which we do business on our information technology systems. While we take steps, and generally require third party vendors to take steps, to protect the security of the information maintained in our and third party vendors’ information technology systems, including associate training and testing and the use of commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing of the information, it is possible that our or our third party vendors’ security measures will not be able to prevent human error or the systems’ improper functioning, or the loss, misappropriation, disclosure or corruption of personally identifiable information or other confidential or sensitive information, including information about our tenants and employees. Cybersecurity breaches, including physical or electronic break-ins, computer viruses, phishing scams, attacks by hackers, breaches due to employee error or misconduct, and similar breaches, can create system disruptions, shutdowns or unauthorized access to information maintained on our information technology systems or the information technology systems of our third party vendors or other third parties or otherwise cause disruption or negative impacts to occur to our business and adversely affect our financial condition and results of operations. While we maintain cyber risk insurance to provide some coverage for certain risks arising out of cybersecurity breaches, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cybersecurity breach. We have in the past experienced cybersecurity breaches on our information technology systems, and, while none to date have been material, we expect such breaches may occur in the future. As the techniques used to obtain unauthorized access to information technology systems become more varied and sophisticated and the occurrence of such breaches becomes more frequent, we and our third party vendors and other third parties may be unable to adequately anticipate these techniques or breaches and implement appropriate preventative measures. Any failure to prevent cybersecurity breaches and maintain the proper function, security and availability of our or our third party vendors’ and other third parties’ information technology systems could interrupt our operations, damage our reputation and brand, damage our competitive position, make it difficult for us to attract and retain tenants, and subject us to liability claims or regulatory penalties that could adversely affect our business, financial condition and results of operations.

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

Third-Party Expectations Relating to Environmental, Social and Governance Factors May Impose Additional Costs and Expose Us to New Risks. There is an increasing focus from certain investors, tenants, employees, and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third-party provider, some investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, tenants and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be adversely affected.

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of December 31, 2019, UDR had approximately $378.6 million of variable rate indebtedness outstanding, which constitutes approximately 8.0% of total outstanding indebtedness as of such date. As of December 31, 2019, the Operating Partnership had approximately $27.0 million of variable rate indebtedness outstanding, which constitutes approximately 27.1% of total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties.

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

Dividends Paid by REITs Generally Do Not Qualify for Reduced Tax Rates. In general, the maximum U.S. federal income tax rate for dividends paid to individual U.S. stockholders is 20%. Unlike dividends received from a corporation that is not a REIT, our regular dividends (i.e., dividends other than capital gain dividends) paid to individual stockholders generally are not eligible for the reduced rates. However, individual U.S. stockholders generally may deduct 20% of such regular dividends under Section 199A of the Code, reducing the effective tax rate applicable to such dividends (although such provision will expire after 2025 absent future legislation).

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

Changes to the U.S. Federal Income Tax Laws, including the Enactment of Certain Tax Reform Measures, Could Have an Adverse Impact on Our Business and Financial Results. In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in real estate and REITs, including the passage of the Tax Cuts and Jobs Act of 2017, the full impact of which may not become evident for some period of time. There can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are regularly under review by persons involved in the legislative process and by the Internal Revenue Service and the

U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results.

We cannot predict whether, when or to what extent any new U.S. federal tax laws, regulations, interpretations or rulings will impact the real estate investment industry or REITs. Prospective investors are urged to consult their tax advisors regarding the effect of potential future changes to the federal tax laws on an investment in our shares.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

At December 31, 2019, our consolidated apartment portfolio included 148 communities located in 20 markets, with a total of 47,010 completed apartment homes.

The tables below set forth a summary of real estate portfolio by geographic market of the Company and of the Operating Partnership at December 31, 2019.

SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2019

UDR, INC.

			Percentage	Total				Average
	Number of	Number of	of Total	Carrying			Average	Home Size
	Apartment	Apartment	Carrying	Value	Encumbrances	Cost per	Physical	(in square
	Communities	Homes	Value	(in thousands)	(in thousands)	Home	Occupancy	feet)
WEST REGION
Orange County, CA	12	5,336	12.8%	$1,607,866	$—	$301,324	95.9%	868
San Francisco, CA	11	2,751	7.0%	881,394	27,000	320,390	96.8%	841
Seattle, WA	16	2,992	8.4%	1,063,695	70,931	355,513	96.6%	890
Los Angeles, CA	4	1,225	3.6%	458,189	—	374,032	96.6%	967
Monterey Peninsula, CA	7	1,565	1.5%	182,630	—	116,696	96.6%	729
Other Southern California	3	817	1.6%	207,986	42,698	254,573	95.8%	1,014
Portland, OR	2	476	0.4%	50,395	—	105,872	96.6%	903
MID-ATLANTIC REGION
Metropolitan D.C.	23	8,305	18.3%	2,322,872	252,067	279,696	97.4%	909
Richmond, VA	4	1,358	1.2%	151,726	—	111,728	97.4%	1,018
Baltimore, MD	5	1,597	2.6%	331,777	58,600	207,750	95.3%	938
SOUTHEAST REGION
Orlando, FL	9	2,500	1.9%	233,098	—	93,239	96.4%	946
Nashville, TN	8	2,260	1.8%	220,566	—	97,596	97.5%	933
Tampa, FL	9	2,908	3.3%	411,847	—	141,626	96.6%	979
Other Florida	1	636	0.7%	87,518	—	137,607	96.1%	1,130
NORTHEAST REGION
New York, NY	6	2,318	12.3%	1,543,545	—	665,895	97.0%	754
Boston, MA	11	4,299	13.0%	1,640,478	389,639	381,595	95.1%	987
Philadelphia, PA	1	313	0.9%	107,350	—	342,971	82.7%	1,054
SOUTHWEST REGION
Dallas, TX	11	3,864	4.5%	565,356	275,524	146,314	96.3%	868
Austin, TX	4	1,272	1.3%	167,217	—	131,460	97.3%	913
Denver, CO	1	218	1.1%	144,252	—	661,706	94.6%	955
Total Operating Communities	148	47,010	98.2%	12,379,757	1,116,459	$263,343	96.4%	908
Real Estate Under Development (a)	—	—	0.6%	69,777	—
Land	—	—	0.7%	87,615	—
Other	—	—	0.5%	64,952	32,982
Total Real Estate Owned	148	47,010	100.0%	$12,602,101	$1,149,441
(a)	As of December 31, 2019, the Company was developing three wholly owned communities with a total of 878 apartment homes, none of which have been completed.

SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2019

UNITED DOMINION REALTY, L.P.

			Percentage	Total				Average
	Number of	Number of	of Total	Carrying			Average	Home Size
	Apartment	Apartment	Carrying	Value	Encumbrances	Cost per	Physical	(in square
	Communities	Homes	Value	(in thousands)	(in thousands)	Home	Occupancy	feet)
WEST REGION
Orange County, CA	5	3,119	19.3%	$746,564	$—	$239,360	96.6%	805
San Francisco, CA	9	2,185	15.8%	611,361	27,000	279,799	96.7%	829
Seattle, WA	5	932	5.9%	229,423	—	246,162	96.4%	869
Los Angeles, CA	2	344	3.0%	116,446	—	338,506	96.5%	976
Monterey Peninsula, CA	7	1,565	4.7%	182,630	—	116,696	96.6%	729
Other Southern California	1	414	1.9%	75,187	—	181,611	96.7%	989
Portland, OR	2	476	1.3%	50,395	—	105,872	96.6%	903
MID-ATLANTIC REGION
Metropolitan D.C.	6	2,068	14.7%	564,334	—	272,889	96.9%	894
Baltimore, MD	2	540	2.8%	106,373	—	196,987	96.7%	967
SOUTHEAST REGION
Nashville, TN	6	1,612	3.9%	155,207	—	96,282	97.5%	925
Tampa, FL	2	942	2.8%	110,065	—	116,842	97.4%	1,043
Other Florida	1	636	2.3%	87,518	—	137,607	96.1%	1,130
NORTHEAST REGION
New York, NY	2	996	16.0%	619,246	—	621,733	96.3%	687
Boston, MA	1	387	1.9%	74,757	72,500	193,171	95.3%	1,069
SOUTHWEST REGION
Denver, CO	1	218	3.7%	144,252	—	661,706	94.6%	955
Total Operating Communities	52	16,434	100.0%	3,873,758	99,500	$235,716	96.7%	871
Other	—	—	—%	1,402	(429)
Total Real Estate Owned	52	16,434	100.0%	$3,875,160	$99,071

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

On February 17, 2020, there were 3,255 holders of record of the 294,631,463 outstanding shares of our common stock.

We have determined that, for federal income tax purposes, approximately 73% of the distributions for 2019 represented ordinary income, less than 1% represented qualified ordinary income, 1% represented long-term capital gain, 5% represented unrecaptured section 1250 gain, and 21% represented nondividend distributions.

UDR pays regular quarterly distributions to holders of its common stock. Future distributions will be at the discretion of our Board of Directors and will depend on our actual funds from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code, and other factors.

Series E Preferred Stock

The Series E Cumulative Convertible Preferred Stock (“Series E”) has no stated par value and a liquidation preference of $16.61 per share. Subject to certain adjustments and conditions, each share of the Series E is convertible at any time at the holder’s option into 1.083 shares of our common stock. The holders of the Series E are entitled to vote on an as-converted basis as a single class in combination with the holders of common stock at any meeting of our stockholders for the election of directors or for any other purpose on which the holders of common stock are entitled to vote. The Series E has no stated maturity and is not subject to any sinking fund or any mandatory redemption. In connection with a special dividend (declared on November 5, 2008), the Company reserved for issuance upon conversion of the Series E additional shares of common stock to which a holder of the Series E would have received if the holder had converted the Series E immediately prior to the record date for this special dividend.

Distributions declared on the Series E for the years ended December 31, 2019 and 2018 were $1.4832 per share, or $0.3708 per quarter, and $1.3968 per share, or $0.3492 per quarter, respectively. The Series E is not listed on any exchange. At December 31, 2019, a total of 2.8 million shares of the Series E were outstanding.

Series F Preferred Stock

We are authorized to issue up to 20.0 million shares of our Series F Preferred Stock (“Series F”). The Series F may be purchased by holders of our Operating Partnership Units, or OP Units, described below under “Operating Partnership Units,” and holders of limited partnership interests in the DownREIT Partnership at a purchase price of $0.0001 per share. OP/DownREIT unitholders are entitled to subscribe for and purchase one share of the Series F for each OP/DownREIT Unit held.

As of December 31, 2019, a total of 14.7 million shares of the Series F were outstanding. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to any other rights, privileges or preferences.

Distribution Reinvestment and Stock Purchase Plan

We have a Distribution Reinvestment and Stock Purchase Plan under which holders of our common stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of our common stock. Stockholders who do not participate in the plan continue to receive distributions as and when declared. As of February 17, 2020, there were approximately 1,935 participants in the plan.

United Dominion Realty, L.P.:

Operating Partnership Units

There is no established public trading market for United Dominion Realty, L.P.’s Operating Partnership Units. From time to time we issue shares of our common stock in exchange for OP Units tendered to the Operating Partnership for redemption in accordance with the provisions of the Operating Partnership’s limited partnership agreement. At December 31, 2019, there were 184.1 million OP Units outstanding in the Operating Partnership, of which 176.2 million OP Units or 95.7% were owned by UDR and affiliated entities and 7.9 million OP Units or 4.3% were owned by non-affiliated limited partners. Under the terms of the Operating Partnership’s limited partnership agreement, the holders of OP Units have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the holder in exchange for a cash payment based on the market value of our common stock at the time of redemption. However, the Operating Partnership’s obligation to pay the cash amount is subject to the prior right of the Company to acquire such OP Units in exchange for either the cash amount or the number of shares of our common stock equal to the number of OP Units being redeemed.

During the three months ended December 31, 2019, we issued less than 0.1 million shares of our common stock upon redemption of OP Units in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Purchases of Equity Securities

In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, UDR’s Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under these programs during the quarter ended December 31, 2019 (shares in thousands):

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (a)
Beginning Balance	10,561	$22.66	10,561	14,439
October 1, 2019 through October 31, 2019	—	—	—	14,439
November 1, 2019 through November 30, 2019	—	—	—	14,439
December 1, 2019 through December 31, 2019	—	—	—	14,439
Balance as of December 31, 2019	10,561	$22.66	10,561	14,439
(a)	This number reflects the amount of shares that were available for purchase under our 10 million share repurchase program authorized in February 2006 and our 15 million share repurchase program authorized in January 2008.

Comparison of Five-year Cumulative Total Returns

The following graph compares the five-year cumulative total returns for UDR common stock with the comparable cumulative return of the Nareit Equity REIT Index, Standard & Poor’s 500 Stock Index, the Nareit Equity Apartment Index and the MSCI U.S. REIT Index. The graph assumes that $100 was invested on December 31, 2014, in each of our common stock and the indices presented. Historical stock price performance is not necessarily indicative of future stock price performance. The comparison assumes that all dividends are reinvested.

Total Return Performance
200
150
100
50
Index Value
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
UDR, Inc.
Nareit Equity Apartment Index
MSCI US REIT Index
S&P 500 Index
Nareit Equity REIT Index

	Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
UDR, Inc.	100.00	125.96	126.30	137.81	146.64	178.14
Nareit Equity Apartment Index	100.00	116.45	119.78	124.24	128.83	162.74
MSCI U.S. REIT Index	100.00	102.52	111.34	116.98	111.64	140.48
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
Nareit Equity REIT Index	100.00	103.20	111.99	117.84	112.39	141.61

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

Item 6. SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial and other information of UDR, Inc. and of the Operating Partnership as of and for each of the years in the five-year period ended December 31, 2019. The tables should be read in conjunction with each of UDR, Inc.’s and the Operating Partnership’s respective consolidated financial statements and the notes thereto, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report.

	UDR, Inc.
	Year Ended December 31,
	(In thousands, except per share data
	and apartment homes owned)
	2019	2018	2017	2016	2015
OPERATING DATA:
Rental income	$1,138,138	$1,035,105	$984,309	$948,461	$871,928
Net income/(loss)	199,579	221,542	132,655	320,380	357,159
Distributions to preferred stockholders	4,104	3,868	3,708	3,717	3,722
Net income/(loss) attributable to common stockholders	180,861	199,238	117,850	289,001	336,661
Common stock distributions declared	395,113	348,079	331,974	315,102	289,500
Income/(loss) per weighted average common share — basic	$0.63	$0.74	$0.44	$1.09	$1.30
Income/(loss) per weighted average common share — diluted	$0.63	$0.74	$0.44	$1.08	$1.29
Weighted average number of Common Shares outstanding — basic	285,247	268,179	267,024	265,386	258,669
Weighted average number of Common Shares outstanding — diluted	286,015	269,483	268,830	267,311	263,752
Weighted average number of Common Shares outstanding, OP Units/DownREIT Units and Common Stock equivalents outstanding — diluted	311,799	297,042	296,672	295,469	276,699
Common stock distributions declared - per share	$1.37	$1.29	$1.24	$1.18	$1.11
Balance Sheet Data:
Real estate owned, at cost (a)	$12,602,101	$10,196,159	$10,177,206	$9,615,753	$9,190,276
Accumulated depreciation (a)	4,131,353	3,654,160	3,330,166	2,923,625	2,646,874
Total real estate owned, net of accumulated depreciation (a)	8,470,748	6,541,999	6,847,040	6,692,128	6,543,402
Total assets	9,636,472	7,711,728	7,733,273	7,679,584	7,663,844
Secured debt, net (a)	1,149,441	601,227	803,269	1,130,858	1,376,945
Unsecured debt, net	3,558,083	2,946,560	2,868,394	2,270,620	2,193,850
Total liabilities	5,228,493	3,816,211	3,949,771	3,673,132	3,816,797
Total stockholders’ equity	3,358,542	2,905,625	2,825,800	3,093,110	2,899,755
Number of Common Shares outstanding	294,588	275,546	267,822	267,259	261,845
Other Data (a)
Total consolidated apartment homes owned (at end of year)	47,010	39,931	39,998	39,454	40,728
Weighted average number of consolidated apartment homes owned during the year	42,579	39,406	39,692	40,543	39,501
Cash Flow Data:
Cash provided by/(used in) operating activities	$630,704	$560,676	$518,915	$536,568	$457,162
Cash provided by/(used in) investing activities	(1,686,687)	(113,548)	(407,406)	(112,720)	(265,538)
Cash provided by/(used in) financing activities	880,383	(260,067)	(111,785)	(429,282)	(201,648)
Funds from Operations (b):
Funds from operations attributable to common stockholders and unitholders — basic	$629,279	$570,254	$538,916	$527,096	$455,565
Funds from operations attributable to common stockholders and unitholders — diluted	633,383	574,122	542,624	530,813	459,287
(a)	Includes amounts classified as Held for Disposition, where applicable.
(b)	Funds from operations (“FFO”) attributable to common stockholders and unitholders is defined as Net income/(loss) attributable to common stockholders (computed in accordance with GAAP), excluding impairment write-downs of depreciable real estate related to the main business of the Company or of investments in non-consolidated investees that are directly attributable to decreases in the fair value of depreciable real estate held by the investee, gains and losses from sales of depreciable real estate related to the main business of the Company and income taxes directly associated with those gains and losses, plus real estate depreciation and amortization, and after adjustments for noncontrolling interests, and the Company’s share of unconsolidated partnerships and joint ventures. This definition conforms with the National Association of Real Estate Investment Trust’s (“Nareit”) definition issued in April 2002 and restated in November 2018. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, Nareit created FFO as a supplemental measure of a REIT’s operating performance. In the computation of diluted FFO, if OP Units, DownREIT Units, unvested restricted stock, unvested LTIP Units, stock options, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive, they are included in the diluted share count.

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

United Dominion Realty, L.P.

Year Ended December 31,

(In thousands, except per OP unit data

and apartment homes owned)

	2019	2018	2017	2016	2015
OPERATING DATA:
Rental income	$441,773	$431,920	$419,377	$404,415	$440,408
Net income/(loss)	103,995	231,485	107,855	79,262	215,063
Net income/(loss) attributable to OP unitholders	102,163	229,763	106,307	77,818	213,301
Income/(loss) per weighted average OP Unit — basic and diluted	$0.56	$1.25	$0.58	$0.42	$1.16
Weighted average number of OP Units outstanding — basic and diluted	184,034	183,609	183,344	183,279	183,279
Balance Sheet Data:
Real estate owned, at cost (a)	$3,875,160	$3,811,985	$3,816,956	$3,674,704	$3,630,950
Accumulated depreciation (a)	1,796,568	1,658,161	1,543,652	1,408,815	1,281,258
Total real estate owned, net of accumulated depreciation (a)	2,078,592	2,153,824	2,273,304	2,265,889	2,349,647
Total assets	2,398,745	2,304,590	2,395,573	2,415,535	2,554,808
Secured debt, net (a)	99,071	26,929	159,845	433,974	475,964
Total liabilities	1,032,859	818,701	520,443	797,036	833,478
Total partners’ capital	1,348,481	1,472,070	1,464,295	1,578,202	1,713,412
Advances (to)/from the General Partner	—	—	397,899	19,659	(11,270)
Number of OP units outstanding	184,064	183,637	183,351	183,279	183,279
Other Data:
Total consolidated apartment homes owned (at end of year) (a)	16,434	16,434	16,698	16,698	16,974
Cash Flow Data:
Cash provided by/(used in) operating activities	$255,093	$255,668	$235,257	$228,941	$224,396
Cash provided by/(used in) investing activities	(43,906)	71,683	(105,989)	(9,455)	23,485
Cash provided by/(used in) financing activities	(210,853)	(326,535)	(128,846)	(221,483)	(247,747)
(a)	Includes amounts classified as Held for Disposition, where applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the years ended December 31, 2019, and 2018 of each UDR, Inc. and United Domination Realty, L.P.

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018 of UDR, Inc. and United Domination Realty, L.P. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

At December 31, 2019, our consolidated real estate portfolio consisted of 148 communities located in 13 states plus the District of Columbia consisting of 47,010 apartment homes. In addition, we have an ownership interest in 5,268 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 2,138 apartment homes owned by entities in which we hold preferred equity investments.

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

In addition to construction costs, we capitalize costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion. The costs capitalized are reported on the Consolidated Balance Sheets as Total Real Estate Owned, Net of Accumulated Depreciation. Amounts capitalized during the years ended December 31, 2019, 2018, and 2017 were $13.5 million, $18.1 million, and $27.4 million, respectively.

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

REIT Status

We are a Maryland corporation that has elected to be treated for federal income tax purposes as a REIT. A REIT is a legal entity that holds interests in real estate and is required by the Code to meet a number of organizational and operational requirements, including a requirement that a REIT must distribute at least 90% of our REIT taxable income (other than our net capital gain) to our stockholders. If we were to fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at the regular corporate rates and may not be able to qualify as a REIT for four years. Based on the net earnings reported for the year ended December 31, 2019 in our Consolidated Statements of Operations, we would have incurred federal and state GAAP income taxes if we had failed to qualify as a REIT.

Summary of Real Estate Portfolio by Geographic Market

The following table summarizes our market information by major geographic markets as of and for the year ended December 31, 2019:

		December 31, 2019			Year Ended December 31, 2019
			Percentage	Total		Monthly	Net
	Number of	Number of	of Total	Carrying	Average	Income per	Operating
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Income
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	(in thousands)
West Region
Orange County, CA	10	4,434	9.1%	$1,136,843	96.3%	$2,354	$93,659
San Francisco, CA	11	2,751	7.0%	877,780	96.8%	3,749	91,310
Seattle, WA	15	2,837	7.9%	995,474	96.7%	2,536	61,596
Los Angeles, CA	4	1,225	3.6%	458,190	96.6%	2,903	30,433
Monterey Peninsula, CA	7	1,565	1.4%	182,630	96.6%	1,893	26,938
Other Southern California	2	654	0.9%	109,360	96.7%	1,998	11,408
Portland, OR	2	476	0.4%	50,395	96.6%	1,605	6,546
Mid-Atlantic Region
Metropolitan D.C.	21	7,799	16.2%	2,044,663	97.4%	2,094	133,309
Richmond, VA	4	1,358	1.2%	151,727	97.4%	1,392	16,571
Baltimore, MD	3	720	1.2%	153,951	97.0%	1,727	9,785
Southeast Region
Orlando, FL	9	2,500	1.8%	233,098	96.4%	1,409	28,766
Nashville, TN	8	2,260	1.8%	220,568	97.5%	1,333	25,707
Tampa, FL	7	2,287	2.1%	265,646	96.9%	1,453	26,017
Other Florida	1	636	0.7%	87,518	96.1%	1,652	7,977
Northeast Region
New York, NY	3	1,452	8.2%	1,034,350	97.9%	4,550	48,435
Boston, MA	4	1,388	3.7%	466,247	96.1%	2,945	35,397
Southwest Region
Dallas, TX	7	2,345	2.3%	288,923	96.8%	1,365	23,261
Austin, TX	4	1,272	1.3%	167,217	97.3%	1,524	13,328
Total/Average Same-Store Communities	122	37,959	70.8%	8,924,580	96.9%	$2,180	690,443
Non-Mature, Commercial Properties & Other	26	9,051	28.6%	3,607,744			117,866
Total Real Estate Held for Investment	148	47,010	99.4%	12,532,324			808,309
Real Estate Under Development (b)	—	—	0.6%	69,777			(6)
Total Real Estate Owned	148	47,010	100.0%	12,602,101			$808,303
Total Accumulated Depreciation				(4,131,353)
Total Real Estate Owned, Net of Accumulated Depreciation				$8,470,748
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	As of December 31, 2019, the Company was developing three wholly owned communities with a total of 878 apartment homes, none of which have been completed.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2018 and held as of December 31, 2019. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

Our Non-Mature Communities/Other segment represents those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

Liquidity and Capital Resources

Liquidity is the ability to meet present and future financial obligations either through operating cash flows, sales of properties, borrowings under our credit agreements, and/or the issuance of debt and/or equity securities. Our primary source of liquidity is our cash flow from operations, as determined by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment homes, and borrowings under our credit agreements. We routinely use our working capital credit facility and commercial paper program, and may use our unsecured revolving credit facility, to temporarily fund certain investing and financing activities prior to arranging for longer-term financing or the issuance of equity or debt securities. During the past several years, proceeds from the sale of real estate have been used for both investing and financing activities as we continue to execute on maintaining a diversified portfolio.

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

In July 2017, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in April 2017, which replaced the prior at-the-market equity offering program entered into in April 2012. During the year ended December 31, 2019, the Company sold 7.0 million shares of common stock through its ATM program for aggregate gross proceeds of approximately $316.5 million at a weighted average price per share of $45.29. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $4.0 million, were approximately $312.3 million, which were primarily used to fund the Company’s recent acquisitions. As of December 31, 2019, we had 11.7 million shares of common stock available for future issuance under the ATM program.

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

In August 2019, the Company issued $400.0 million of 3.00% senior unsecured medium-term notes due August 15, 2031. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2020. The notes were priced at 99.71% of the principal amount at issuance. In combination with the issuance, the Company entered into a treasury lock agreement to hedge against interest rate risk of this debt. The all-in weighted average interest rate, inclusive of the impact of the treasury lock, was 3.01%. The Company used the net proceeds for the repayment of debt, including the repayment of all $300.0 million aggregate principal amount (plus the make whole amount of approximately $5.4 million) of its 3.70% senior unsecured medium-term notes due October 1, 2020, and to fund potential acquisitions or for other general corporate purposes. The Operating Partnership is the guarantor of this debt.

In August 2019, the Company sold 7.5 million shares of its common stock for aggregate gross proceeds of approximately $349.9 million at a price per share of $46.65. Aggregate net proceeds from the sale, after offering-related expenses, were approximately $349.8 million, which were used for planned acquisitions of assets, working capital and general corporate purposes.

In September 2019, the Company entered into a forward sales agreement under its ATM program for 1.3 million shares of common stock at an initial forward price per share of $47.68. The initial forward price per share received by the Company upon settlement was determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement.

In December 2019, the Company settled all 1.3 million shares sold under the forward sales agreement at a forward price per share of $47.41, which is inclusive of adjustments made to reflect the then-current federal funds rate, the amount of dividends paid to holders of UDR common stock and commissions paid to sales agents of approximately $0.6 million, for net proceeds of $63.5 million. Aggregate net proceeds from such sales, after deducting related expenses, were $63.2 million. As of December 31, 2019, we had 11.7 million shares of common stock available for future issuance under the ATM program.

In October 2019, the Company issued $100.0 million of 3.20% senior unsecured medium-term notes due 2030 and $300.0 million of 3.10% senior unsecured medium-term notes due 2034. Interest is payable semi-annually in arrears on January 15 and July 15 for the 2030 notes, and May 1 and November 1 for the 2034 notes. The 2030 notes were priced at 103.32% of the principal amount at issuance, and the 2034 notes were priced at 99.56% of the principal amount at issuance. In combination with the issuance, the Company entered into treasury lock agreements to hedge against interest rate risk on all of this debt. The all-in weighted average interest rate, inclusive of the impact of the treasury locks, was 3.24% for the 2030 notes and 3.13% for the 2034 notes. The Company used the net proceeds for the repayment of all $400.0 million aggregate principal amount (plus the make-whole amount of approximately $22.0 million and accrued and unpaid interest) of its 4.63% senior unsecured medium-term notes due January 2022. The 2034 notes were issued as “green” bonds and, as a result, the Company allocated the net proceeds from the sale of the 2034 notes to fund eligible green projects, including previously incurred development costs related to properties that have received at least a LEED Silver certification. The Operating Partnership is the guarantor of each of the 2030 notes and the 2034 notes.

The 2030 notes were a further issuance of, and form a single series with, the $300.0 million aggregate principal amount of the Company’s 3.20% notes due 2030 that were issued on July 2, 2019. As of the completion of the offering, the aggregate principal amount of outstanding 2030 notes was $400.0 million.

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

During 2020, we have approximately $110.6 million of secured debt maturing, inclusive of principal amortization, and $300.0 million of unsecured debt maturing, comprised solely of unsecured commercial paper. During 2019, we prepaid $300.0 million of unsecured debt previously due in October 2020 with proceeds from the senior unsecured medium-term notes issued in August 2019, prepaid $400.0 million of unsecured debt previously due in January 2022 with proceeds from the senior unsecured medium-term notes issued in October 2019, and anticipate repaying the remaining debt due in 2020 with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018.

Operating Activities

For the year ended December 31, 2019, our Net cash provided by/(used in) operating activities was $630.7 million compared to $560.7 million for 2018. The increase in cash flow from operating activities was primarily due to improved net operating income, primarily driven by revenue growth at communities, net operating income from communities acquired in 2019, and changes in operating assets and liabilities.

Investing Activities

For the year ended December 31, 2019, Net cash provided by/(used in) investing activities was $(1.7) billion compared to $(113.5) million for 2018. The increase in cash used in investing activities was primarily due to the acquisitions made during the year, a decrease in proceeds from the sales of real estate investments and an increase in the issuance of notes receivable and capital expenditures and other major improvements, partially offset by a decrease in spend for development of real estate assets and investment in unconsolidated joint ventures and an increase in distributions received from unconsolidated joint ventures.

Acquisitions

In January 2019, the Company increased its ownership interest from 49% to 100% in a 386 apartment home operating community located in Anaheim, California, for a cash purchase price of approximately $33.5 million. In connection with the acquisition, the Company repaid approximately $59.8 million of joint venture construction financing. As a result, the Company consolidated the operating community. The Company had previously accounted for its 49% ownership interest as a preferred equity investment in an unconsolidated joint venture. The Company accounted for the consolidation as an asset acquisition resulting in no gain upon consolidation and increased its real estate assets owned by approximately $115.7 million and recorded approximately $2.4 million of in-place lease intangibles.

In January 2019, the Company increased its ownership interest from 49% to 100% in a 155 apartment home operating community located in Seattle, Washington, for a cash purchase price of approximately $20.0 million. In connection with the acquisition, the Company repaid approximately $26.0 million of joint venture construction financing. As a result, the Company consolidated the operating community. The Company had previously accounted for its 49% ownership interest as a preferred equity investment in an unconsolidated joint venture. The Company accounted for the consolidation as an asset acquisition resulting in no gain upon consolidation and increased its real estate assets owned by approximately $58.1 million and recorded approximately $2.4 million of real estate intangibles and approximately $0.6 million of in-place lease intangibles.

In January 2019, the Company acquired a to-be-developed parcel of land located in Washington, D.C. for approximately $27.1 million.

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

In August 2019, the Company purchased a 292 apartment home operating community in Washington, D.C., directly from the UDR/KFH joint venture, thereby increasing its ownership interest from 30% to 100%, for a purchase price at 100% of approximately $184.0 million, before $2.8 million of closing costs incurred by UDR at acquisition. The Company accounted for the consolidation as an asset acquisition, resulting in no gain upon consolidation, and increased its real estate assets owned by approximately $156.0 million and recorded approximately $5.9 million of in-place lease intangibles.

In November 2019, the Company acquired the approximately 50% ownership interest not previously owned in 10 UDR/MetLife operating communities, one development community and four land parcels valued at $1.1 billion, or $564.2 million at UDR’s share, and sold its approximately 50% ownership interest in five UDR/MetLife operating communities valued at $645.8 million, or $322.9 million at UDR’s share, to MetLife. The Company paid $109.2 million directly to MetLife to complete the transaction. As a result, the Company consolidated the 10 operating communities, one development community and four land parcels, and they are no longer accounted for as equity method investments in an unconsolidated joint venture (see Note 5, Joint Ventures and Partnerships). The Company accounted for the consolidation as an asset acquisition resulting in no gain upon consolidation and increased its real estate assets owned by approximately $977.8 million and recorded approximately $30.0 million of in-place lease intangibles. In connection with the acquisition, the Company assumed six secured fixed rate mortgage notes payable and one credit facility secured by four communities with a combined outstanding balance of $518.4 million and estimated fair value of $551.8 million. The Company recorded the debt at its fair value in Secured debt, net on the Consolidated Balance Sheets.

The following table is a summary of the 10 communities, one development community and four land parcels acquired from the UDR/MetLife joint venture:

Property	Type	Number of Homes	Location
Strata	Operating Community	163	San Diego, CA
Crescent Falls Church	Operating Community	214	Washington, D.C.
Charles River Landing	Operating Community	350	Boston, MA
Lodge at Ames Pond	Operating Community	364	Boston, MA
Lenox Farms	Operating Community	338	Boston, MA
Towson Promenade	Operating Community	379	Baltimore, MD
Savoye	Operating Community	394	Addison, TX
Savoye2	Operating Community	351	Addison, TX
Fiori on Vitruvian Park ®	Operating Community	391	Addison, TX
Vitruvian West	Operating Community	383	Addison, TX
Vitruvian West Phase 2 (a)	Development Community	366	Addison, TX
Vitruvian Park ®	4 Land Parcels	N/A	Addison, TX
(a)	The number of apartment homes for the community under development presented in the table above is based on the projected number of total homes upon completion of development. As of December 31, 2019, no apartment homes had been completed.

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

For the year ended December 31, 2019, total capital expenditures of $158.0 million or $3,710 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $112.6 million or $2,857 per stabilized home for the prior year.

The increase in total capital expenditures was primarily due to:

●	an increase of $27.4 million in spend for our operations platform, which includes smart home installations in certain of our properties;
●	an increase of 56.2%, or $12.8 million, in major renovations, which include major structural changes and/or architectural revisions to existing buildings; and
●	an increase of 11.6%, or $4.1 million, in asset preservation expenditures, such as building interiors, building exteriors, and landscaping and grounds.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the years ended December 31, 2019 and 2018 (dollars in thousands):

				Per Home
	Year Ended December 31,			Year Ended December 31,
	2019	2018	% Change	2019	2018	% Change
Turnover capital expenditures	$11,192	$11,009	1.7%	$263	$279	(5.7)%
Asset preservation expenditures	40,054	35,906	11.6%	941	911	3.3%
Total recurring capital expenditures	51,246	46,915	9.2%	1,204	1,190	1.2%
NOI enhancing improvements (a)	43,689	42,905	1.8%	1,026	1,089	(5.8)%
Major renovations (b)	35,569	22,774	56.2%	835	578	44.5%
Operations platform	27,445	—	—	645	—	—
Total capital expenditures	$157,949	$112,594	40.3%	$3,710	$2,857	29.8%
Repair and maintenance expense	$43,525	$35,273	23.4%	$1,022	$895	14.2%
Average home count (c)	42,579	39,406	8.1%
(a)	NOI enhancing improvements are expenditures that result in increased income generation or decreased expense growth.

(b)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(c)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

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

Consolidated Real Estate Under Development and Redevelopment

At December 31, 2019, our development pipeline consisted of three wholly-owned communities located in Denver, Colorado, Dublin, California, and Addison, Texas, totaling 878 homes, none of which have been completed, with a budget of $278.5 million, in which we have a carrying value of $69.8 million. The communities are estimated to be completed between the first quarter of 2021 and the second quarter of 2022. During 2019, we incurred $26.4 million for development costs, a decrease of $123.8 million as compared to costs incurred in 2018 of $150.2 million.

At December 31, 2019, the Company was redeveloping 653 apartment homes, 250 of which have been completed, at two wholly-owned communities, located in Boston, Massachusetts and New York, New York, both of which are expected to be completed in the first quarter of 2021. The redevelopments include the renovation of building exteriors, corridors, and common area amenities as well as individual apartment homes.

During the year ended December 31, 2019, we incurred $35.6 million in major renovations, which include major structural changes and/or architectural revisions to existing buildings, an increase of $12.8 million as compared to $22.8 million incurred in 2018.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the year ended December 31, 2019:

●	we made investments totaling $93.1 million in our unconsolidated joint ventures, including contributions of $67.0 million to four unconsolidated investments under our Developer Capital Program, which earn preferred returns ranging from 9.0% to 12.5%;
●	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $137.9 million, including a $114.9 million gain from the disposition of five operating communities from our UDR/MetLife II joint venture, a $10.6 million gain from the sale of two operating communities from our UDR/KFH joint venture, and a $4.6 million unrealized gain recorded on an unconsolidated technology investment; and
●	we received distributions of $77.6 million, of which $5.2 million were operating cash flows and $72.4 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the years ended December 31, 2019 and 2018.

Notes Receivable, net

Notes receivable relate to financing arrangements that are typically secured by real estate or real estate related projects.

The following significant activities occurred during the year ended December 31, 2019:

●	in January 2019, a $5.6 million secured note was repaid in full along with the contractually accrued interest of $0.2 million and an additional $8.5 million of promoted interest in conjunction with the unaffiliated third party being acquired; and
●	in November 2019, the Company entered into a secured note with an unaffiliated third party with an aggregate commitment of $115.0 million, all of which was funded during the year ended December 31, 2019. Interest payments are due when the loan matures. The note is secured by a first priority deed of trust on a 259 home operating community in Bellevue, Washington, which is expected to be completed in 2020. When the note was funded, the Company also entered into a purchase option agreement and paid a deposit of $10.0 million, which will provide the Company the option to acquire the community at a fixed price of $170.0 million.

Financing Activities

For the years ended December 31, 2019 and 2018, Net cash provided by/(used in) financing activities was $880.4 million and $(260.1) million, respectively.

The following significant financing activities occurred during the year ended December 31, 2019:

●	issuance of $300 million of 3.20% senior unsecured medium-term notes due 2030 (3.42% effective rate after the effect of a cash flow hedge), for net proceeds of approximately $296.6 million;
●	issuance of $400 million of 3.00% senior unsecured medium-term notes due 2031 (3.01% effective rate after the effect of a cash flow hedge), for net proceeds of approximately $395.7 million, $300.0 million of which was used to repay 3.70% medium-term notes due in October 2020;
●	issuance of $100 million of 3.20% senior unsecured medium-term notes due 2030 (3.24% effective rate after the effect of a cash flow hedge), and issuance of $300 million of 3.10% senior unsecured medium-term notes due 2034 (3.13% effective rate after the effect of a cash flow hedge), for net proceeds of approximately $398.6 million, which was used to repay $400.0 million of 4.63% medium-term notes due in January 2022;
●	net proceeds of $198.9 million from the Company’s unsecured commercial paper program;
●	net proceeds of $16.6 million from the Company’s unsecured revolving credit facilities;
●	repayments of $162.3 million of secured debt, which was offset by net proceeds of $162.5 million from the issuance of secured debt;
●	sale of 7.5 million shares of common stock in an underwritten public offering for net proceeds of approximately $349.8 million at a price per share of $46.65;
●	sale of 7.0 million shares of common stock under our ATM program for proceeds of $312.3 million at an weighted average price per share of $45.29;
●	sale of 1.3 million shares of common stock under our forward sales agreement for net proceeds of $63.5 million at a price per share of $47.41; and
●	distributions of $383.1 million to our common stockholders.

The following significant financing activities occurred during the year ended December 31, 2018:

●	issuance of $300.0 million of 4.40% senior unsecured medium-term notes due 2029 (4.27% effective rate after the effect of a cash flow hedge), for net proceeds of approximately $300.0 million;
●	net repayment of $198.9 million on our unsecured commercial paper program;

●	net repayment of $21.8 million on the Company’s unsecured revolving credit facilities;
●	repayment of $279.2 million of secured debt;
●	issuance of $80.0 million of secured debt;
●	sale of 7.2 million shares of common stock for aggregate net proceeds of $299.8 million at a price per share of $41.98;
●	repurchase of common shares for approximately $20.0 million; and
●	distributions of $342.2 million to our common stockholders.

Credit Facilities and Commercial Paper Program

During the year ended December 31, 2019, the Company prepaid the $90.0 million outstanding balance under its secured credit facility with Fannie Mae from proceeds received from the refinancing of the debt. This transaction was accounted for as a debt modification.

In November 2019, the Company assumed a secured credit facility with New York Life with an outstanding balance of $205.0 million and a fair value of $219.3 million in connection with the acquisition of the approximately 50% ownership not previously owned in four operating communities from the UDR/MetLife joint venture. The credit facility is a pooled facility and secured by those four properties. The credit facility is due in January 2023 and has an interest rate of 4.90% (see Note 3, Real Estate Owned).

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

As of December 31, 2019, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.1 billion of unused capacity (excluding $2.9 million of letters of credit at December 31, 2019), and $350.0 million of outstanding borrowings under the Term Loan.

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

As of December 31, 2019, we had $16.6 million of outstanding borrowings under the Working Capital Credit Facility, leaving $58.4 million of unused capacity.

The bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at December 31, 2019.

We have an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $500 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of our other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of December 31, 2019, we had issued $300.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 1.99%, leaving $200.0 million of unused capacity.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $378.6 million in variable rate debt that is not subject to interest rate swap contracts as of December 31, 2019. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $3.5 million based on the average balance outstanding during the year.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by/(used in) operating activities	$630,704	$560,676	$518,915
Net cash provided by/(used in) investing activities	(1,686,687)	(113,548)	(407,406)
Net cash provided by/(used in) financing activities	880,383	(260,067)	(111,785)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the years ended December 31, 2019 and 2018.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $180.9 million ($0.63 per diluted share) for the year ended December 31, 2019, as compared to $199.2 million ($0.74 per diluted share) for the comparable period in the prior year. The decrease resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	a gain of $5.3 million on the sale of a parcel of land in Los Angeles, California during the year ended December 31, 2019, as compared to gains of $136.2 million on the sale of two operating communities with a total of 868 apartment homes in Huntington Beach, California and Fairfax, Virginia, during the year ended December 31, 2018;
●	an increase in depreciation expense of $72.3 million primarily due to communities acquired in 2019 and homes delivered from our development communities in 2018, partially offset by a decrease from sold communities and fully depreciated assets; and
●	an increase in interest expense of $36.7 million primarily due to the early pay off of debt during 2019, resulting in prepayment costs, higher average debt balances, and lower capitalized interest.

This was partially offset by:

●	an increase in total property NOI of $76.2 million primarily due to higher revenue per occupied home and NOI from operating communities, including those acquired in 2019 and recently developed communities, partially offset by a decrease from sold communities in 2018;

●	an increase in interest income and other income/(expense), net of $8.7 million, primarily attributable to an $8.5 million promoted interest on the prepayment of a note to a multifamily technology company; and
●	an increase in income/(loss) from unconsolidated entities of $143.0 million, primarily attributable to a $114.9 million gain from the disposition of five operating communities from our UDR/MetLife II joint venture, a $10.6 million gain recognized on the sale of two operating properties from our UDR/KFH joint venture, a $4.6 million unrealized gain recorded on an unconsolidated technology investment, and an increase in Developer Capital Program investment.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Year Ended			Year Ended
	December 31, (a)			December 31, (b)
	2019	2018	% Change	2018	2017	% Change
Same-Store Communities:
Same-Store rental income	$962,269	$928,849	3.6%	$939,726	$908,361	3.5%
Same-Store operating expense (c)	(271,826)	(265,087)	2.5%	(267,332)	(257,919)	3.6%
Same-Store NOI	690,443	663,762	4.0%	672,394	650,442	3.4%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (d)	79,007	11,968	560.2%	18,427	13,767	33.8%
Acquired communities NOI	5,830	—	—%	—	—	—%
Redevelopment communities NOI	18,571	21,875	(15.1)%	—	—	—%
Development communities NOI	(8)	4,374	(100.2)%	11,221	(295)	NM *
Non-residential/other NOI	13,174	18,609	(29.2)%	20,530	16,640	23.4%
Sold and held for disposition communities NOI	1,286	11,527	(88.8)%	9,543	17,949	(46.8)%
Total Non-Mature Communities/Other NOI	117,860	68,353	72.4%	59,721	48,061	24.3%
Total property NOI	$808,303	$732,115	10.4%	$732,115	$698,503	4.8%
*	Not meaningful
(a)	Same-Store consists of 37,959 apartment homes.
(b)	Same-Store consists of 37,673 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for the periods presented (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income/(loss) attributable to UDR, Inc.	$184,965	$203,106	$121,558
Joint venture management and other fees	(14,055)	(11,754)	(11,482)
Property management	32,721	28,465	27,068
Other operating expenses	13,932	12,100	9,060
Real estate depreciation and amortization	501,257	429,006	430,054
General and administrative	51,533	46,983	48,566
Casualty-related charges/(recoveries), net	474	2,121	4,335
Other depreciation and amortization	6,666	6,673	6,408
(Gain)/loss on sale of real estate owned	(5,282)	(136,197)	(43,404)
(Income)/loss from unconsolidated entities	(137,873)	5,055	(31,257)
Interest expense	170,917	134,168	128,711
Interest income and other (income)/expense, net	(15,404)	(6,735)	(1,971)
Tax provision/(benefit), net	3,838	688	(240)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	14,426	18,215	10,933
Net income/(loss) attributable to noncontrolling interests	188	221	164
Total property NOI	$808,303	$732,115	$698,503

Same-Store Communities

Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2018 and held on December 31, 2019) consisted of 37,959 apartment homes and provided 85.4% of our total NOI for the year ended December 31, 2019.

NOI for our Same-Store Community properties increased 4.0%, or $26.7 million, for the year ended December 31, 2019 compared to the same period in 2018. The increase in property NOI was attributable to a 3.6%, or $33.4 million, increase in property rental income, which was partially offset by a 2.5%, or $6.7 million, increase in operating expenses. The increase in property income was primarily driven by a 2.8%, or $24.3 million, increase in rental rates and a 10.8%, or $10.1 million, increase in reimbursement, ancillary and fee income. Physical occupancy stayed the same at 96.9% and total monthly income per occupied home increased 3.5% to $2,180.

The increase in operating expenses was primarily driven by a 15.4%, or $5.1 million, increase in repair and maintenance expense due to the increased use of third party vendors, partially offset by a 8.3%, or $4.9 million, decrease in personnel expense as a result of fewer employees, and a 4.5%, or $4.8 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) was 71.8% and 71.5% for the years ended December 31, 2019 and 2018, respectively.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

The remaining 14.6%, or $117.9 million, of our total NOI during the year ended December 31, 2019 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 72.4%, or $49.5 million, for the year ended December 31, 2019 as compared to the same period in 2018. The increase was primarily attributable to a $67.0 million increase in NOI from stabilized, non-mature communities, primarily due to communities acquired in 2019 and recently developed communities, partially offset by a $10.2 million decrease in NOI from sold and held for disposition communities in 2018 and a $5.4 million decrease in non-residential/other NOI.

Real estate depreciation and amortization

For the years ended December 31, 2019 and 2018, the Company recognized real estate depreciation and amortization of $501.3 million and $429.0 million, respectively. The increase in 2019 as compared to 2018 was primarily attributable to communities acquired in 2019 and homes delivered from our development communities in 2018, partially offset by a decrease from sold communities and fully depreciated assets.

Gain/(Loss) on Sale of Real Estate Owned

During the year ended December 31, 2019, the Company recognized a gain of $5.3 million on the sale of a parcel of land in Los Angeles, California.

During the year ended December 31, 2018, the Company recognized gains of $136.2 million on the sale of two operating communities in Huntington Beach, California, and Fairfax, Virginia.

Income/(Loss) from Unconsolidated Entities

For the years ended December 31, 2019 and 2018, we recognized income/(loss) from unconsolidated entities of $137.9 million and $(5.1) million, respectively. The increase of $143.0 million was primarily due to:

●	gains of $114.9 million from the disposition of five operating communities from our UDR/MetLife II joint venture, a $10.6 million gain from the sale of two operating communities in our UDR/KFH joint venture, and a $4.6 million unrealized gain recorded on an unconsolidated technology investment during the year ended December 31, 2019.

As compared to:

●	no acquisitions or dispositions from the Company’s unconsolidated entities during the year ended December 31, 2018.

Interest expense

For the years ended December 31, 2019 and 2018, the Company recognized interest expense of $170.9 million and $134.2 million, respectively. The increase in 2019 as compared to 2018 was primarily attributable to higher average debt balances, lower capitalized interest, and the early pay off of debt during 2019, resulting in prepayment costs of $27.4 million.

Interest income and other income/(expense), net

For the years ended December 31, 2019 and 2018, the Company recognized interest income and other income/(expense), net of $15.4 million and $6.7 million, respectively. The increase in 2019 as compared to 2018 was primarily attributable to an $8.5 million promoted interest on the prepayment of a note to a multifamily technology company.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	2020	2021-2022	2023-2024	Thereafter	Total
Long-term debt obligations	$410,645	$24,325	$1,071,797	$3,191,919	$4,698,686
Interest on debt obligations (a)	152,654	296,955	254,358	436,894	1,140,861
Letters of credit	2,894	—	—	—	2,894
Operating lease obligations:
Ground leases (b)	12,584	25,168	25,168	466,436	529,356
	$578,777	$346,448	$1,351,323	$4,095,249	$6,371,797
(a)	Interest payments on variable rate debt instruments are based on each debt instrument’s respective year-end interest rate at December 31, 2019.
(b)	For purposes of our ground lease contracts, the Company uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a rent reset provision based on fair market value or changes in the consumer price index but does not include a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term.

During 2019, we incurred gross interest costs of $176.0 million, of which $5.1 million was capitalized.

Funds from Operations, Funds from Operations as Adjusted, and Adjusted Funds from Operations

Funds from Operations

Funds from operations (“FFO”) attributable to common stockholders and unitholders is defined as Net income/(loss) attributable to common stockholders (computed in accordance with GAAP), excluding impairment write-downs of depreciable real estate related to the main business of the Company or of investments in non-consolidated investees that are directly attributable to decreases in the fair value of depreciable real estate held by the investee, gains and losses from sales of depreciable real estate related to the main business of the Company and income taxes directly associated with those gains and losses, plus real estate depreciation and amortization, and after adjustments for noncontrolling interests, and the Company’s share of unconsolidated partnerships and joint ventures. This definition conforms with the National Association of Real Estate Investment Trust’s (“Nareit”) definition issued in April 2002 and restated in November 2018. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, Nareit created FFO as a supplemental measure of a REIT’s operating performance. In the computation of diluted FFO, if OP Units, DownREIT Units, unvested restricted stock, unvested LTIP Units, stock options, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive, they are included in the diluted share count.

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

Funds from Operations as Adjusted

FFO as Adjusted (“FFOA”) attributable to common stockholders and unitholders is defined as FFO excluding the impact of non-comparable items including, but not limited to, acquisition related costs, prepayment costs/benefits associated with early debt retirement, impairment write downs or gains and losses on sales of real estate or other assets incidental to the main business of the Company and income taxes directly associated with those gains and losses, casualty-related expenses and recoveries, severance costs and legal and other costs.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the years ended December 31, 2019, 2018, and 2017 (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income/(loss) attributable to common stockholders	$180,861	$199,238	$117,850
Real estate depreciation and amortization	501,257	429,006	430,054
Noncontrolling interests	14,614	18,436	11,097
Real estate depreciation and amortization on unconsolidated joint ventures	57,954	61,871	57,102
Cumulative effect of change in accounting principle	—	(2,100)	—
Net gain on the sale of unconsolidated depreciable property	(125,407)	—	(35,363)
Net gain on the sale of depreciable real estate owned	—	(136,197)	(41,824)
FFO attributable to common stockholders and unitholders, basic	$629,279	$570,254	$538,916
Distribution to preferred stockholders — Series E (Convertible)	4,104	3,868	3,708
FFO attributable to common stockholders and unitholders, diluted	$633,383	$574,122	$542,624
Income/(loss) per weighted average common share, diluted	$0.63	$0.74	$0.44
FFO per weighted average common share and unit, basic	$2.04	$1.95	$1.85
FFO per weighted average common share and unit, diluted	$2.03	$1.93	$1.83
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	308,020	292,727	291,845
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	311,799	297,042	296,672

Impact of adjustments to FFO:
Costs/(benefit) associated with debt extinguishment and other	$29,594	$3,476	$9,212
Promoted interest on settlement of note receivable, net of tax	(6,482)	—	—
Acquisition-related costs/(fees)	—	—	371
Legal and other costs	3,660	1,622	—
Net gain on the sale of non-depreciable real estate owned	(5,282)	—	(1,580)
Unrealized gain on unconsolidated investments, net of tax	(3,300)	—	—
Joint venture development success fee	(3,750)	—	—
Severance costs and other restructuring expense	390	114	624
Casualty-related charges/(recoveries), net	636	2,364	4,504
Casualty-related charges/(recoveries) on unconsolidated joint ventures, net	(374)	—	(881)
	$15,092	$7,576	$12,250
FFOA attributable to common stockholders and unitholders, diluted	$648,475	$581,698	$554,874

FFOA per weighted average common share and unit, diluted	$2.08	$1.96	$1.87

Recurring capital expenditures	(51,246)	(46,915)	(46,034)
AFFO attributable to common stockholders and unitholders, diluted	$597,229	$534,783	$508,840

AFFO per weighted average common share and unit, diluted	$1.92	$1.80	$1.72

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017 (shares in thousands):

	Year Ended December 31,
	2019	2018	2017
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	308,020	292,727	291,845
Weighted average number of OP/DownREIT Units outstanding	(22,773)	(24,548)	(24,821)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	285,247	268,179	267,024

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	311,799	297,042	296,672
Weighted average number of OP/DownREIT Units outstanding	(22,773)	(24,548)	(24,821)
Weighted average number of Series E Cumulative Convertible Preferred shares outstanding	(3,011)	(3,011)	(3,021)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	286,015	269,483	268,830

United Dominion Realty, L.P.:

Business Overview

United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”) is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At December 31, 2019, the Operating Partnership’s real estate portfolio included 52 communities located in nine states and the District of Columbia with a total of 16,434 apartment homes.

As of December 31, 2019, UDR owned 0.1 million units of our general partnership interests and 176.1 million units of our limited partnership interests (the “OP Units”), or approximately 95.7% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this section of this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries, and all references in this section to “UDR” or the “General Partner” refer solely to UDR, Inc.

UDR is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in June 2003. At December 31, 2019, the General Partner’s consolidated real estate portfolio included 148 communities located in 13 states and the District of Columbia with a total of 47,010 apartment homes. In addition, the General Partner had an ownership interest in 5,268 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 2,138 apartment homes owned by entities in which we hold preferred equity investments.

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

In addition to construction costs, we capitalize costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. As each home in a capital project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization on the related portion. The costs capitalized are reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. Amounts capitalized during the years ended December 31, 2019, 2018, and 2017 were $1.0 million, less than $0.1 million, and $0.5 million, respectively.

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

Summary of Real Estate Portfolio by Geographic Market

The following table summarizes our market information by major geographic markets as of and for the year ended December 31, 2019:

		December 31, 2019			Year Ended December 31, 2019
			Percentage	Total		Monthly	Net
	Number of	Number of	of Total	Carrying	Average	Income per	Operating
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Income
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	(in thousands)
West Region
Orange County, CA	5	3,119	19.3%	$746,563	96.6%	$2,294	$64,202
San Francisco, CA	9	2,185	15.8%	611,297	96.7%	3,380	66,392
Seattle, WA	5	932	5.9%	228,999	96.4%	2,145	16,450
Los Angeles, CA	2	344	3.0%	116,446	96.5%	2,830	8,165
Monterey Peninsula, CA	7	1,565	4.7%	182,630	96.6%	1,894	26,938
Other Southern California	1	414	2.0%	75,165	96.7%	2,112	7,609
Portland, OR	2	476	1.3%	50,395	96.6%	1,605	6,546
Mid-Atlantic Region
Metropolitan D.C.	6	2,068	14.5%	563,044	96.9%	2,153	35,765
Baltimore, MD	2	540	2.7%	106,373	96.7%	1,551	6,648
Southeast Region
Nashville, TN	6	1,612	4.0%	155,209	97.5%	1,312	18,009
Tampa, FL	2	942	2.8%	110,064	97.4%	1,531	11,354
Other Florida	1	636	2.3%	87,518	96.1%	1,652	7,977
Northeast Region
New York, NY	1	503	8.6%	333,946	97.8%	3,976	17,419
Boston, MA	1	387	1.9%	74,757	95.3%	2,123	6,684
Total/Average Same-Store Communities	50	15,723	88.8%	3,442,406	96.8%	$2,215	$300,158
Non-Mature, Commercial Properties & Other	2	711	11.2%	432,754			22,848
Total Real Estate Owned	52	16,434	100.0%	3,875,160			$323,006
Total Accumulated Depreciation				(1,796,568)
Total Real Estate Owned, Net of Accumulated Depreciation				$2,078,592
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2018 and held as of December 31, 2019. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition at year end. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

Our Non-Mature Communities/Other segment represents those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

Liquidity and Capital Resources

Liquidity is the ability to meet present and future financial obligations either through operating cash flows, the sale of properties, and the issuance of debt. Both the coordination of asset and liability maturities and effective capital management are important to the maintenance of liquidity. The Operating Partnership’s primary source of liquidity is cash flow from operations, as determined by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment homes, and borrowings owed by us under the General Partner’s credit agreements. The General Partner will routinely use its working capital credit facility and commercial paper program, and may use its unsecured revolving credit facility, to temporarily fund certain investing and financing activities prior to arranging for longer-term financing or the issuance of equity or debt securities. During the past several years, proceeds from the sale of real estate have been used for both investing and financing activities as we continue to execute on maintaining a diversified portfolio.

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

As of December 31, 2019, the Operating Partnership did not have any debt maturing in 2020.

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018.

Operating Activities

For the year ended December 31, 2019, Net cash provided by/(used in) operating activities was $255.1 million compared to $255.7 million for 2018. The decrease in cash flow from operating activities was primarily due to an increase in interest expense and changes in operating assets and liabilities, partially offset by an increase in net operating income, primarily driven by revenue growth at communities.

Investing Activities

For the year ended December 31, 2019, Net cash provided by/(used in) investing activities was $(43.9) million compared to $71.7 million for 2018. The decrease in cash provided by investing activities was primarily due to proceeds received from the sale of an operating community and a commercial office building in 2018 and an increase in capital expenditures and other major improvements during the year ended December 31, 2019, compared to the same period in 2018.

Acquisitions

During the years ended December 31, 2019 and 2018, the Operating Partnership did not have any acquisitions of real estate.

Dispositions

During the year ended December 31, 2019, the Operating Partnership did not have any dispositions of real estate.

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

Financing Activities

For the year ended December 31, 2019, Net cash provided by/(used in) financing activities was $(210.9) million compared to $(326.5) million for 2018. The decrease in cash used in financing activities was primarily due to an increase in proceeds from the issuance of secured debt, a decrease in payments on secured debt and a decrease in advances to the General Partner, partially offset by the repayment of notes payable to the General Partner.

Guarantor on Unsecured Debt

The Operating Partnership is the guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, an unsecured commercial paper program with an aggregate borrowing capacity of $500 million, a $350 million term loan due September 2023, $300 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025, $300 million of medium-term notes due September 2026, $300 million of medium-term notes due July 2027, $300 million of medium-term notes due January 2028, $300 million of medium-term notes due January 2029, $400 million of medium-term notes due January 2030, $400 million of medium-term notes due August 2031, and $300 million of medium-term notes due November 2034. As of December 31, 2019 and 2018, the General Partner did not have an outstanding balance under the unsecured revolving credit facility and had $300.0 million and $101.1 million, respectively, outstanding under its unsecured commercial paper program.

The credit facilities are subject to customary financial covenants and limitations.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $27.0 million in variable rate debt that is not subject to interest rate swap contracts as of December 31, 2019. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $0.3 million based on the average balance at December 31, 2019.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by/(used in) operating activities	$255,093	$255,668	$235,257
Net cash provided by/(used in) investing activities	(43,906)	71,683	(105,989)
Net cash provided by/(used in) financing activities	(210,853)	(326,535)	(128,846)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the years ended December 31, 2019 and 2018.

Net Income/(Loss) Attributable to OP Unitholders

Net income/(loss) attributable to OP unitholders was $102.2 million ($0.56 per diluted OP Unit) for the year ended December 31, 2019 as compared to net income of $229.8 million ($1.25 per diluted OP Unit) for the comparable period in the prior year. The decrease in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

●	no gains on the sale of real estate during the year ended December 31, 2019, as compared to gains of $75.5 million on the sale of an operating community in Orange County, California with a total of 264 apartment homes and a commercial office building in Fairfax, Virginia in 2018;
●	losses from unconsolidated entities of $8.3 million for the year ended December 31, 2019 as compared to income of $43.5 million for the year ended December 31, 2018, primarily due to the sale of an operating community held in the DownREIT Partnership in 2018; and
●	an increase in interest expense on notes payable to the General Partner of $13.9 million primarily due to the conversion in 2018 of the Advances (to)/from the General Partner capital balance into an unsecured revolving note payable with the General Partner.

This was partially offset by:

●	an increase in total property NOI of $5.6 million primarily due to higher revenue per occupied home and NOI from operating communities, partially offset by a decrease from communities sold in 2018.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Year Ended			Year Ended
	December 31, (a)%			December 31, (b)%
	2019	2018	Change	2018	2017	Change
Same-Store Communities:
Same-Store rental income	$404,442	$390,647	3.5%	$413,081	$398,144	3.8%
Same-Store operating expense (c)	(104,284)	(100,815)	3.4%	(108,371)	(105,917)	2.3%
Same-Store NOI	300,158	289,832	3.6%	304,710	292,227	4.3%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (d)	5,621	5,125	9.7%	5,125	1,180	334.3%
Redevelopment communities NOI	12,773	14,878	(14.1)%	—	—	—%
Non-residential/other NOI	4,454	6,634	(32.9)%	6,634	4,665	42.2%
Sold and held for disposition communities NOI	—	911	(100.0)%	911	8,769	(89.6)%
Total Non-Mature Communities/Other NOI	22,848	27,548	(17.1)%	12,670	14,614	(13.3)%
Total property NOI	$323,006	$317,380	1.8%	$317,380	$306,841	3.4%
(a)	Same-Store consists of 15,723 apartment homes.
(b)	Same-Store consists of 15,941 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.

The following table is our reconciliation of Net income/(loss) attributable to OP unitholders to total property NOI for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income/(loss) attributable to OP unitholders	$102,163	$229,763	$106,307
Property management	12,701	11,878	11,533
Other operating expenses	9,488	8,864	6,833
Real estate depreciation and amortization	139,975	143,481	152,473
General and administrative	18,014	16,889	17,875
Casualty-related charges/(recoveries), net	853	951	1,922
(Gain)/loss on sale of real estate owned	—	(75,507)	(41,272)
(Income)/loss from unconsolidated entities	8,313	(43,496)	19,256
Interest expense	29,667	22,835	30,366
Net income/(loss) attributable to noncontrolling interests	1,832	1,722	1,548
Total property NOI	$323,006	$317,380	$306,841

Same-Store Communities

Our Same-Store Community properties (those acquired, developed, and stabilized prior to January 1, 2018 and held as of December 31, 2019) consisted of 15,723 apartment homes and provided 92.9% of our total NOI for the year ended December 31, 2019.

NOI for our Same-Store Community properties increased 3.6%, or $10.3 million, for the year ended December 31, 2019 compared to 2018. The increase in property NOI was primarily attributable to a 3.5%, or $13.8 million, increase in property rental income, which was partially offset by a 3.4%, or $3.5 million, increase in operating expenses. The increase in property income was primarily driven by a 2.8%, or $10.2 million, increase in rental rates and a 10.9%, or $4.5 million, increase in reimbursement, ancillary and fee income. Physical occupancy increased 0.1% to 96.8% and total monthly income per occupied home increased 3.5% to $2,215.

The increase in operating expenses was primarily driven by an 18.2%, or $2.5 million, increase in repair and maintenance expense due to the increased use of third party vendors, partially offset by an 8.1%, or $1.9 million, decrease in personnel expense as a result of fewer employees, and a 6.5%, or $2.4 million, increase in real estate taxes, which was primarily due to higher assessed valuations.

The operating margin (property net operating income divided by property rental income) was 74.2% for both of the years ended December 31, 2019 and 2018.

Non-Mature Communities/Other

The Operating Partnership’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties and the non-apartment components of mixed use properties.

The remaining 7.1%, or $22.8 million, of our total NOI during the year ended December 31, 2019 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased 17.1%, or $4.7 million, for the year ended December 31, 2019 as compared to the same period in 2018. The decrease was primarily driven by a decrease in NOI of $2.2 million from non-residential/other communities, a decrease of $2.1 million from redevelopment communities, and a decrease of $0.9 million from sold and held for disposition communities, which was partially offset by an increase in NOI of $0.5 million from stabilized, non-mature communities.

Real Estate Depreciation and Amortization

For the year ended December 31, 2019, real estate depreciation and amortization decreased by 2.5%, or $3.5 million, as compared to the same period in 2018. The decrease was primarily due to the sale of an operating community and a commercial office building in 2018 and fully depreciated assets.

Real Estate Taxes and Insurance

For the year ended December 31, 2019, real estate taxes and insurance increased by 8.3%, or $3.9 million, as compare to 2018, which was primarily due to higher assessed valuations in 2019.

Income/(Loss) in Unconsolidated Entities

For the years ended December 31, 2019 and 2018, we recognized income/(loss) from unconsolidated entities of $(8.3) million and $43.5 million, respectively. The decrease from unconsolidated entities as compared to the prior year was primarily attributable to the sale of an operating community in 2018 held in the DownREIT Partnership.

Gain/(Loss) on Sale of Real Estate Owned

During the year ended December 31, 2019, the Operating Partnership did not recognize any gains on the sale of real estate. During the year ended December 31, 2018, the Operating Partnership recognized total gains of $75.5 million on the sale of an operating community in Orange County, California with a total of 264 apartment homes and a commercial office building in Fairfax, Virginia.

Interest Expense

For the year ended December 31, 2019, interest expense increased by 29.9%, or $6.8 million, as compared to 2018, which was primarily due to the conversion in 2018 of the Advances (to)/from the General Partner capital balance into an unsecured revolving note payable with the General Partner.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	2020	2021-2022	2023-2024	Thereafter	Total
Long-term debt obligations	$—	$—	$—	$99,500	$99,500
Interest on debt obligations (a)	2,732	5,464	5,464	14,922	28,582
Operating lease obligations — ground leases (b)	12,584	25,168	25,168	466,436	529,356
Operating lease obligations — equipment leases	152	315	329	869	1,665
	$15,316	$30,632	$30,632	$580,858	$657,438
(a)	Interest payments on variable rate debt instruments are based on each debt instrument’s respective year-end interest rate at December 31, 2019.
(b)	For purposes of our ground lease contracts, the Operating Partnership uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a rent reset provision based on fair market value or changes in the consumer price index but does not include a specified minimum lease payment, the Operating Partnership uses the current rent over the remainder of the lease term.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The disclosure controls and procedures of the Company and the Operating Partnership are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and disclosed within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, which is the sole general partner of the Operating

Partnership, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 for the Company and the Operating Partnership. Under the supervision and with the participation of the management, the Chief Executive Officer and Chief Financial Officer of the Company, which is the sole general partner of the Operating Partnership, conducted an assessment of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (2013 Framework) (COSO). Based on such evaluation, management concluded that the Company’s and the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2019.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Report, has audited UDR, Inc.’s internal control over financial reporting as of December 31, 2019. The report of Ernst & Young LLP, which expresses an unqualified opinion on UDR, Inc.’s internal control over financial reporting as of December 31, 2019, is included under the heading “Report of Independent Registered Public Accounting Firm” of UDR, Inc. contained in this Report. Further, an attestation report of the registered public accounting firm of United Dominion Realty, L.P. will not be required as long as United Dominion Realty, L.P. is a non-accelerated filer.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information set forth under the headings “Proposal No. 1 Election of Directors,” “Corporate Governance Matters,” “Audit Committee Report,” “Corporate Governance Matters-Board Leadership Structure and Committees-Audit Committee Financial Expert,” “Corporate Governance Matters-Identification and Selection of Nominees for Directors,” “Corporate Governance Matters-Board of Directors and Committee Meetings” and “Executive Officers” in UDR, Inc.’s definitive proxy statement (our “definitive proxy statement”) for its 2020 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

We have a code of ethics for senior financial officers that applies to our principal executive officer, all members of our finance staff, including the principal financial officer, the principal accounting officer, the treasurer and the controller, our director of investor relations, our corporate secretary, and all other Company officers. We also have a code of business conduct and ethics that applies to all of our employees. Information regarding our codes is available on our website, www.udr.com, and is incorporated by reference to the information set forth under the heading “Corporate Governance Matters” in our definitive proxy statement for UDR’s 2020 Annual Meeting of Stockholders. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our codes by posting such amendment or waiver on our website.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Board Leadership Structure and Committees-Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation of Directors” and “Executive Compensation-Compensation Committee Report” in the definitive proxy statement for UDR’s 2020 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” and “Executive Compensation-Equity Compensation Plan Information” in the definitive proxy statement for UDR’s 2020 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Corporate Governance Overview,” “Corporate Governance Matters-Director Independence,” “Corporate Governance Matters-Board Leadership Structure and Committees-Independence of the Audit, Compensation, Governance and Nominating Committees,” and “Executive Compensation” in the definitive proxy statement for UDR’s 2020 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership. Information regarding related party transactions between UDR and the Operating Partnership is presented in Note 7, Related Party Transactions, of the Consolidated Financial Statements of United Dominion Realty, L.P. referenced in Part IV, Item 15(a) of this Report.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the headings “Audit Matters-Audit Fees” and “Audit Matters-Pre-Approval Policies and Procedures” in the definitive proxy statement for UDR’s 2020 Annual Meeting of Stockholders. UDR is the sole general partner of the Operating Partnership.

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

3. Exhibits. The exhibits filed with this Report are set forth in the Exhibit Index appearing immediately below.

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

Exhibit 3.4 to UDR, Inc.’s Form 8-A Registration Statement dated and filed with the Commission on May 30, 2007.

3.06	Amended and Restated Bylaws of UDR, Inc. (as amended through May 24, 2018).	Exhibit 3.6 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

3.07	Certificate of Limited Partnership of United Dominion Realty, L.P. dated as of February 19, 2004.	Exhibit 3.4 to United Dominion Realty, L.P.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 dated and filed with the Commission on October 15, 2010.

3.08	Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004.	Exhibit 10.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.

3.09	First Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of June 24, 2005.	Exhibit 10.06 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

3.10	Second Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2006.	Exhibit 10.6 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

3.11	Third Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 2, 2007.	Exhibit 99.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

3.12	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 27, 2007.	Exhibit 10.25 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

3.13	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of March 7, 2008.	Exhibit 10.53 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.

Exhibit	Description	Location
3.14	Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 9, 2008.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 9, 2008 and filed with the Commission on December 10, 2008.

3.15	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of March 13, 2009.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated March 18, 2009 and filed with the Commission on March 19, 2009.

3.16	Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of November 17, 2010.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on November 18, 2010.

3.17	Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of December 4, 2015.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 4, 2015 and filed with the Commission on December 10, 2015.

3.18	Tenth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of October 29, 2018.	Exhibit 3.18 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

4.01	Form of UDR, Inc. Common Stock Certificate.	Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K dated March 14, 2007 and filed with the Commission on March 15, 2007.

4.02	Senior Indenture dated as of November 1, 1995, by and between UDR, Inc. and First Union National Bank of Virginia, N.A., as trustee.	Exhibit 4(ii)(h)(1) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

4.03	Supplemental Indenture dated as of June 11, 2003, by and between UDR, Inc. and Wachovia Bank, National Association, as trustee.	Exhibit 4.03 to UDR, Inc.’s Current Report on Form 8-K dated June 17, 2004 and filed with the Commission on June 18, 2004.

4.04	Subordinated Indenture dated as of August 1, 1994 by and between UDR, Inc. and Crestar Bank, as trustee.	Exhibit 4(i)(m) to UDR, Inc.’s Form S-3 Registration Statement (Registration No. 33-64725) filed with the Commission on November 15, 1995.

4.05	Form of UDR, Inc. Senior Debt Security.	Exhibit 4(i)(n) to UDR, Inc.’s Form S-3 Registration Statement (Registration No. 33-64725) filed with the Commission on November 15, 1995.

4.06	Form of UDR, Inc. Subordinated Debt Security.	Exhibit 4(i)(p) to UDR, Inc.’s Form S-3 Registration Statement (Registration No. 33-55159) filed with the Commission on August 19, 1994.

4.07	Form of UDR, Inc. Fixed Rate Medium-Term Note, Series A.	Exhibit 4.01 to UDR, Inc.’s Current Report on Form 8-K dated March 20, 2007 and filed with the Commission on March 22, 2007.

4.08	Form of UDR, Inc. Floating Rate Medium-Term Note, Series A.	Exhibit 4.02 to UDR, Inc.’s Current Report on Form 8-K dated March 20, 2007 and filed with the Commission on March 22, 2007.

Exhibit	Description	Location
4.09	Indenture dated as of April 1, 1994, by and between UDR, Inc. and Nationsbank of Virginia, N.A., as trustee.	Exhibit 4(ii)(f)(1) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

4.10	Supplemental Indenture dated as of August 20, 2009, by and between UDR, Inc. and U.S. Bank National Association, as trustee, to UDR, Inc.’s Indenture dated as of April 1, 1994.	Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K dated August 20, 2009 and filed with the Commission on August 21, 2009.

4.11	Guaranty of United Dominion Realty, L.P. with respect to UDR, Inc.’s Indenture dated as of November 1, 1995.	Exhibit 99.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 30, 2010.

4.12	Guaranty of United Dominion Realty, L.P. with respect to UDR, Inc.’s Indenture dated as of October 12, 2006.	Exhibit 99.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 30, 2010.

4.13

First Supplemental Indenture among UDR, Inc., United Dominion Realty, L.P. and U.S. Bank National Association, as Trustee, dated as of May 3, 2011, relating to UDR, Inc.’s Medium-Term Notes, Series A, due Nine Months or More from Date of Issue.

Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K filed with the Commission on May 4, 2011.

4.14	UDR, Inc. 3.75% Medium-Term Note, Series A due October 2024, issued June 26, 2014.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

4.15	UDR, Inc. 4.00% Medium-Term Note, Series A due October 2025, issued September 22, 2015.	Exhibit 4.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

4.16	UDR, Inc. 2.950% Medium-Term Note, Series A due September 2026, issued August 23, 2016.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

4.17	UDR, Inc. 3.500% Medium-Term Note, Series A due July 2027, issued June 16, 2017.	Exhibit 10.2 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

4.18	UDR, Inc. 3.500% Medium-Term Note, Series A due January 2028, issued December 13, 2017.	Exhibit 4.21 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

4.19	UDR, Inc. 4.400% Medium-Term Note, Series A due January 2029, issued October 26, 2018.	Exhibit 4.21 to UDR, Inc’s Annual Report on Form 10-K for the year ended December 31, 2018.

4.20	UDR, Inc. 3.200% Medium-Term Note, Series A due January 2030, issued July 2, 2019.	Exhibit 4.1 to UDR, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

4.21	UDR, Inc. 3.000% Medium-Term Note, Series A due August 2031, issued August 15, 2019.	Exhibit 4.2 to UDR, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

4.22	UDR, Inc. 3.100% Medium-Term Note, Series A due November 2034, issued October 11, 2019.	Filed herewith.

Exhibit	Description	Location
4.23	UDR, Inc. 3.200% Medium-Term Note, Series A due January 2030, issued October 11, 2019.	Filed herewith.

4.24	Description of UDR, Inc’s Securities.	Filed herewith.

10.01*	UDR, Inc. 1999 Long-Term Incentive Plan (as amended and restated February 2, 2017).	Exhibit 10.1 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.02*	Form of UDR, Inc. Restricted Stock Award Agreement under the 1999 Long-Term Incentive Plan.	Filed herewith.

10.03*	Form of UDR, Inc. Restricted Stock Award Agreement for awards outside of the 1999 Long-Term Incentive Plan.	Exhibit 99.3 to UDR, Inc.’s Current Report on Form 8-K dated March 19, 2007 and filed with the Commission on March 19, 2007.

10.04*	Description of UDR, Inc. Shareholder Value Plan.	Exhibit 10(x) to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.05*	Description of UDR, Inc. Executive Deferral Plan.	Exhibit 10(xi) to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.06*	Indemnification Agreement by and between UDR, Inc. and each of its directors and officers listed on Schedule A thereto.	Exhibit 10.7 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.07	Subordination Agreement dated as of April 16, 1998, by and between UDR, Inc. and United Dominion Realty, L.P.	Exhibit 10(vi)(a) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10.08

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

Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 1, 2011.

10.09	First Amended and Restated Credit Agreement, dated as of September 27, 2018, by and among UDR, Inc., as borrower, and the lenders and agents party thereto.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated September 27, 2018 and filed with the Commission on October 1, 2018.

10.10	Guaranty of United Dominion Realty, L.P., dated as of September 27, 2018, with respect to the Credit Agreement, dated as of September 27, 2018.	Exhibit 10.2 to UDR, Inc.’s Current Report on Form 8-K dated September 27, 2018 and filed with the Commission on October 1, 2018.

10.11	Amended and Restated Aircraft Time Sharing Agreement dated as of February 18, 2019, by and between UDR, Inc. and Thomas W. Toomey.	Exhibit 10.15 to UDR, Inc’s Annual Report on Form 10-K for the year ended December 31, 2018.

Exhibit	Description	Location
10.12	Amended and Restated Aircraft Time Sharing Agreement dated as of February 18, 2019, by and between UDR, Inc. and Warren L. Troupe.	Exhibit 10.16 to UDR, Inc’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.13

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

Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated July 29, 2014 and filed with the Commission on July 31, 2014.

10.14	Agreement of Limited Partnership of UDR Lighthouse DownREIT L.P., dated as of October 5, 2015, as amended.	Exhibit 10.21 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

10.15*	Class 1 LTIP Unit Award Agreement.	Exhibit 10.22 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

10.16*	Notice of Class 2 LTIP Unit Award.	Filed herewith.

10.17*	Notice of Restricted Stock Unit Award.	Filed herewith.

10.18

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

Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated April 27, 2017 and filed with the commission on April 27, 2017.

10.19	Letter Agreement, between UDR, Inc. and Warren L. Troupe (including the related release agreement and consulting agreement as exhibits thereto), dated December 31, 2019.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 31, 2019 and filed with the commission on January 3, 2020.

21	Subsidiaries of UDR, Inc. and United Dominion Realty, L.P.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm for UDR, Inc.	Filed herewith.

23.2	Consent of Independent Registered Public Accounting Firm for United Dominion Realty, L.P.	Filed herewith.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.	Filed herewith.

Exhibit	Description	Location
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.	Filed herewith.

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer of United Dominion Realty, L.P.	Filed herewith.

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer of United Dominion Realty, L.P.	Filed herewith.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.	Filed herewith.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.	Filed herewith.

32.3	Section 1350 Certification of the Chief Executive Officer of United Dominion Realty, L.P.	Filed herewith.

32.4	Section 1350 Certification of the Chief Financial Officer of United Dominion Realty, L.P.	Filed herewith.

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Annual Report on Form 10-K for the period ended December 31, 2019, formatted in Inline XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., (vi) notes to consolidated financial statements of UDR, Inc., (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of comprehensive income/(loss) of United Dominion Realty, L.P.; (x) consolidated statements of changes in capital of United Dominion Realty, L.P., (xi) consolidated statements of cash flows of United Dominion Realty, L.P. and (xii) notes to consolidated financial statements of United Dominion Realty, L.P. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

Filed herewith.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
*	Management Contract or Compensatory Plan or Arrangement

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UDR, Inc.

Date: February 18, 2020	By:	/s/ Thomas W. Toomey
Thomas W. Toomey
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 18, 2020 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey	/s/ Katherine A. Cattanach
Thomas W. Toomey	Katherine A. Cattanach
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Director

/s/ Joseph D. Fisher	/s/ Mary Ann King
Joseph D. Fisher	Mary Ann King
Senior Vice President and Chief Financial Officer	Director
(Principal Financial Officer)

/s/ Tracy L. Hofmeister	/s/ Jon A. Grove
Tracy L. Hofmeister	Jon A. Grove
Vice President – Chief Accounting Officer	Director
(Principal Accounting Officer)

/s/ James D. Klingbeil	/s/ Clint D. McDonnough
James D. Klingbeil	Clint D. McDonnough
Lead Independent Director	Director

/s/ Robert A. McNamara
Robert A. McNamara
Director

/s/ Mark R. Patterson
Mark R. Patterson
Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED DOMINION REALTY, L.P.

	By:	UDR, Inc., its sole general partner

Date: February 18, 2020	By:	/s/ Thomas W. Toomey
Thomas W. Toomey
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 18, 2020 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey	/s/ Katherine A. Cattanach
Thomas W. Toomey	Katherine A. Cattanach
Chairman of the Board and Chief Executive Officer of the General Partner	Director of the General Partner
(Principal Executive Officer)

/s/ Joseph D. Fisher	/s/ Mary Ann King
Joseph D. Fisher	Mary Ann King
Senior Vice President and Chief Financial Officer	Director of the General Partner
of the General Partner (Principal Financial Officer)

/s/ Tracy L. Hofmeister	/s/ Jon A. Grove
Tracy L. Hofmeister	Jon A. Grove
Vice President – Chief Accounting Officer of the General Partner	Director of the General Partner
(Principal Accounting Officer)

/s/ James D. Klingbeil	/s/ Clint D. McDonnough
James D. Klingbeil	Clint D. McDonnough
Lead Independent Director of the General Partner	Director of the General Partner

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of UDR, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UDR, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income/(loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the accompanying Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for acquisitions of real estate investment properties
Description of the Matter

During 2019, the Company acquired multiple real estate investment properties, including certain real estate investment properties for which the Company held a previous unconsolidated equity interest. These transactions were accounted for as asset acquisitions. The aggregate increase in real estate due to these acquisitions was approximately $2.2 billion. As more fully described in Note 3 to the consolidated financial statements, the total consideration was allocated to land, land improvements, buildings and improvements, and real estate intangible assets based on their relative fair value.

Auditing the Company’s acquisition of real estate investment properties is complex and requires a higher degree of auditor judgment due to the significant assumptions that are utilized in the determination of the relative fair values of the assets acquired. The significant assumptions used in management’s analysis to estimate the fair value of these components includes capitalization rates, market comparable prices for similar land parcels, market rental rates, leasing commission rates as well as the time it would take to lease any acquired buildings if it were vacant at acquisition.

How We Addressed the Matter in Our Audit

We tested the Company’s internal controls over the acquisition of real estate investment properties and the resulting purchase price allocations. This included testing controls over management’s identification of the assets acquired and liabilities assumed and evaluating the methods and significant assumptions used by the Company to develop such estimates.

Our testing of the fair values of the assets acquired included, among others, evaluating the selection of the Company's valuation model and testing the significant assumptions discussed above as well as the completeness and accuracy of the underlying data. For example, we compared management’s assumptions to observable market transactions and replacement costs associated with the fair value of the land and buildings and improvements. For in-place leases, we compared management’s assumptions to published market data for comparable leases, related leasing commissions and the amount of time it would take to lease up the space to stabilization assuming the space was vacant at acquisition. We involved our real estate valuation specialists to assist in evaluating the significant assumptions listed above.  In addition, we performed sensitivity tests on the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since at least 1984, but we are unable to determine the specific year.

Denver, Colorado

February 18, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of UDR, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited UDR, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, UDR, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income/(loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 18, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Denver, Colorado

February 18, 2020

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2019	2018
ASSETS
Real estate owned:
Real estate held for investment	$12,532,324	$10,196,159
Less: accumulated depreciation	(4,131,330)	(3,654,160)
Real estate held for investment, net	8,400,994	6,541,999
Real estate under development (net of accumulated depreciation of $23 and $0, respectively)	69,754	—
Total real estate owned, net of accumulated depreciation	8,470,748	6,541,999
Cash and cash equivalents	8,106	185,216
Restricted cash	25,185	23,675
Notes receivable, net	153,650	42,259
Investment in and advances to unconsolidated joint ventures, net	588,262	780,869
Operating lease right-of-use assets	204,225	—
Other assets	186,296	137,710
Total assets	$9,636,472	$7,711,728

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$1,149,441	$601,227
Unsecured debt, net	3,558,083	2,946,560
Operating lease liabilities	198,558	—
Real estate taxes payable	29,445	20,608
Accrued interest payable	45,199	38,747
Security deposits and prepaid rent	48,353	35,060
Distributions payable	109,382	97,666
Accounts payable, accrued expenses, and other liabilities	90,032	76,343
Total liabilities	5,228,493	3,816,211

Commitments and contingencies (Note 15)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	1,018,665	972,740

Equity:
Preferred stock, no par value; 50,000,000 shares authorized:
8.00% Series E Cumulative Convertible; 2,780,994 shares issued and outstanding at December 31, 2019 and December 31, 2018	46,200	46,200
Series F; 14,691,274 and 15,802,393 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	1	1
Common stock, $0.01 par value; 350,000,000 shares authorized:
294,588,305 and 275,545,900 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	2,946	2,755
Additional paid-in capital	5,781,975	4,920,732
Distributions in excess of net income	(2,462,132)	(2,063,996)
Accumulated other comprehensive income/(loss), net	(10,448)	(67)
Total stockholders’ equity	3,358,542	2,905,625
Noncontrolling interests	30,772	17,152
Total equity	3,389,314	2,922,777
Total liabilities and equity	$9,636,472	$7,711,728

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
REVENUES:
Rental income	$1,138,138	$1,035,105	$984,309
Joint venture management and other fees	14,055	11,754	11,482
Total revenues	1,152,193	1,046,859	995,791
OPERATING EXPENSES:
Property operating and maintenance	178,947	169,078	164,660
Real estate taxes and insurance	150,888	133,912	121,146
Property management	32,721	28,465	27,068
Other operating expenses	13,932	12,100	9,060
Real estate depreciation and amortization	501,257	429,006	430,054
General and administrative	51,533	46,983	48,566
Casualty-related charges/(recoveries), net	474	2,121	4,335
Other depreciation and amortization	6,666	6,673	6,408
Total operating expenses	936,418	828,338	811,297
Gain/(loss) on sale of real estate owned	5,282	136,197	43,404
Operating income	221,057	354,718	227,898

Income/(loss) from unconsolidated entities	137,873	(5,055)	31,257
Interest expense	(170,917)	(134,168)	(128,711)
Interest income and other income/(expense), net	15,404	6,735	1,971
Income/(loss) before income taxes	203,417	222,230	132,415
Tax (provision)/benefit, net	(3,838)	(688)	240
Net income/(loss)	199,579	221,542	132,655
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(14,426)	(18,215)	(10,933)
Net (income)/loss attributable to noncontrolling interests	(188)	(221)	(164)
Net income/(loss) attributable to UDR, Inc.	184,965	203,106	121,558
Distributions to preferred stockholders — Series E (Convertible)	(4,104)	(3,868)	(3,708)
Net income/(loss) attributable to common stockholders	$180,861	$199,238	$117,850

Income/(loss) per weighted average common share:
Basic	$0.63	$0.74	$0.44
Diluted	$0.63	$0.74	$0.44

Weighted average number of common shares outstanding:
Basic	285,247	268,179	267,024
Diluted	286,015	269,483	268,830

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income/(loss)	$199,579	$221,542	$132,655
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(8,437)	4,806	1,802
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	(2,770)	(1,948)	1,407
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	(11,207)	2,858	3,209
Comprehensive income/(loss)	188,372	224,400	135,864
Comprehensive (income)/loss attributable to noncontrolling interests	(13,788)	(18,680)	(11,378)
Comprehensive income/(loss) attributable to UDR, Inc.	$174,584	$205,720	$124,486

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except per share data)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2016	$46,458	$2,673	$4,635,413	$(1,585,825)	$(5,609)	$3,860	$3,096,970
Net income/(loss) attributable to UDR, Inc.	—	—	—	121,558	—	—	121,558
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	147	147
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	125	125
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	5,432	5,432
Other comprehensive income/(loss)	—	—	—	—	2,928	—	2,928
Issuance/(forfeiture) of common and restricted shares, net	—	1	437	—	—	—	438
Cumulative effect upon adoption of ASU 2016-09	—	—	558	(558)	—	—	—
Conversion of Series E Cumulative Convertible Shares	(257)		257	—	—	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	4	14,540	—	—	—	14,544
Common stock distributions declared ($1.24 per share)	—	—	—	(331,974)	—	—	(331,974)
Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	(3,708)	—	—	(3,708)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(71,096)	—	—	(71,096)
Balance at December 31, 2017	46,201	2,678	4,651,205	(1,871,603)	(2,681)	9,564	2,835,364
Net income/(loss) attributable to UDR, Inc.	—	—	—	203,106	—	—	203,106
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	175	175
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	108	108
Repurchase of common shares	—	(6)	(19,982)	—	—	—	(19,988)
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	7,305	7,305
Other comprehensive income/(loss)	—	—	—	—	2,614	—	2,614
Exercise of stock options, net	—	8	(23,061)	—	—	—	(23,053)
Issuance/(forfeiture) of common and restricted shares, net	—	(1)	(507)	—	—	—	(508)
Issuance of common shares through public offering, net	—	72	299,753	—	—	—	299,825
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	4	13,324	—	—	—	13,328
Common stock distributions declared ($1.29 per share)	—	—	—	(348,079)	—	—	(348,079)
Preferred stock distributions declared-Series E ($1.3968 per share)	—	—	—	(3,868)	—	—	(3,868)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(43,552)	—	—	(43,552)
Balance at December 31, 2018	$46,201	$2,755	$4,920,732	$(2,063,996)	$(67)	$17,152	$2,922,777
Net income/(loss) attributable to UDR, Inc.	—	—	—	184,965	—	—	184,965
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	125	125
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	125	125
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	13,370	13,370
Other comprehensive income/(loss)	—	—	—	—	(10,381)	—	(10,381)
Issuance/(forfeiture) of common and restricted shares, net	—	—	2,088	—	—	—	2,088
Issuance of common shares through public offering, net	—	158	725,157	—	—	—	725,315
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	33	133,998	—	—	—	134,031
Common stock distributions declared ($1.37 per share)	—	—	—	(395,113)	—	—	(395,113)
Preferred stock distributions declared-Series E ($1.4832 per share)	—	—	—	(4,104)	—	—	(4,104)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(183,884)	—	—	(183,884)
Balance at December 31, 2019	$46,201	$2,946	$5,781,975	$(2,462,132)	$(10,448)	$30,772	$3,389,314

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

	Year Ended December 31,
	2019	2018	2017
Operating Activities
Net income/(loss)	$199,579	$221,542	$132,655
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	507,923	435,679	436,462
(Gain)/loss on sale of real estate owned	(5,282)	(136,197)	(43,404)
(Income)/loss from unconsolidated entities	(137,873)	5,055	(31,257)
Return on investment in unconsolidated joint ventures	5,179	4,248	4,416
Amortization of share-based compensation	24,330	14,244	12,862
Other	39,958	4,998	20,467
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(10,956)	(13,880)	(9,008)
Increase/(decrease) in operating liabilities	7,846	24,987	(4,278)
Net cash provided by/(used in) operating activities	630,704	560,676	518,915

Investing Activities
Acquisition of real estate assets	(1,370,770)	—	(96,791)
Proceeds from sales of real estate investments, net	38,000	247,031	71,235
Development of real estate assets	(25,401)	(150,238)	(248,546)
Capital expenditures and other major improvements — real estate assets	(167,188)	(112,359)	(124,728)
Capital expenditures — non-real estate assets	(17,159)	(4,850)	(1,384)
Investment in unconsolidated joint ventures	(93,059)	(112,025)	(123,842)
Distributions received from unconsolidated joint ventures	72,441	42,683	116,329
Purchase deposits on pending acquisitions	(12,160)	(1,000)	—
Repayment/(issuance) of notes receivable, net	(111,391)	(22,790)	321
Net cash provided by/(used in) investing activities	(1,686,687)	(113,548)	(407,406)

Financing Activities
Payments on secured debt	(162,253)	(279,243)	(326,346)
Proceeds from the issuance of secured debt	162,500	80,000	—
Payments on unsecured debt	(700,000)	—	(300,000)
Net proceeds from the issuance of unsecured debt	1,099,816	299,994	598,095
Net proceeds/(repayment) of commercial paper	198,885	(198,885)	300,000
Net proceeds/(repayment) of revolving bank debt	16,567	(21,751)	417
Proceeds from the issuance of common shares through public offering, net	725,315	299,825	—
Repurchase of common shares	—	(19,988)	—
Distributions paid to redeemable noncontrolling interests	(31,580)	(32,457)	(31,089)
Distributions paid to preferred stockholders	(4,063)	(3,836)	(3,708)
Distributions paid to common stockholders	(383,079)	(342,241)	(327,793)
Other	(41,725)	(41,485)	(21,361)
Net cash provided by/(used in) financing activities	880,383	(260,067)	(111,785)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(175,600)	187,061	(276)
Cash, cash equivalents, and restricted cash, beginning of year	208,891	21,830	22,106
Cash, cash equivalents, and restricted cash, end of year	$33,291	$208,891	$21,830

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$169,558	$132,466	$126,348
Cash paid/(refunds received) for income taxes	1,519	625	1,660
Non-cash transactions:
Transfer of investment in and advances to unconsolidated joint ventures to real estate owned	$288,108	$—	$140,549
Transfer of investment in and advances to unconsolidated joint ventures to joint venture member	60,625	—	—
Secured debt assumed in the consolidation of unconsolidated joint ventures	551,800	—	—
Recognition of operating lease right-of-use assets	94,349	—	—
Recognition of operating lease liabilities	88,336	—	—
Right-of-use assets obtained in exchange for operating lease liabilities remeasurement	111,055	—	—
Vesting of LTIP Units	14,742	4,397	2,317
Development costs and capital expenditures incurred but not yet paid	16,635	10,304	43,930
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (3,165,780 shares in 2019; 348,057 shares in 2018; and 389,033 shares in 2017)	134,031	13,328	14,544
Dividends declared but not yet paid	109,382	97,666	91,455

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

	Year Ended December 31,
	2019	2018	2017

The following reconciles cash, cash equivalents, and restricted cash to amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$185,216	$2,038	$2,112
Restricted cash	23,675	19,792	19,994
Total cash, cash equivalents, and restricted cash as shown above	$208,891	$21,830	$22,106
Cash, cash equivalents, and restricted cash, end of year:
Cash and cash equivalents	$8,106	$185,216	$2,038
Restricted cash	25,185	23,675	19,792
Total cash, cash equivalents, and restricted cash as shown above	$33,291	$208,891	$21,830

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

1. CONSOLIDATION AND BASIS OF PRESENTATION

Organization and Formation

UDR, Inc. (“UDR,” the “Company,” “we,” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities generally in high barrier-to-entry markets located in the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. At December 31, 2019, our consolidated apartment portfolio consisted of 148 consolidated communities located in 20 markets consisting of 47,010 apartment homes. In addition, the Company has an ownership interest in 5,268 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 2,138 apartment homes owned by entities in which we hold preferred equity investments.

Basis of Presentation

The accompanying consolidated financial statements of UDR include its wholly-owned and/or controlled subsidiaries (see the “Consolidated Joint Ventures” section of Note 5, Joint Ventures and Partnerships, for further discussion). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of December 31, 2019 and 2018, there were 184.1 million and 183.6 million units, respectively, in the Operating Partnership (“OP Units”) outstanding, of which 176.2 million, or 95.7% and 174.2 million, or 94.9%, respectively, were owned by UDR and 7.9 million, or 4.3% and 9.4 million, or 5.1%, respectively, were owned by outside limited partners. As of December 31, 2019 and 2018, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 18.4 million, or 56.8% and 17.2 million, or 53.2%, respectively, were owned by UDR (including 13.5 million DownREIT Units, or 41.7% and 13.5 million, or 41.6%, that were held by the Operating Partnership as of December 31, 2019 and 2018, respectively) and 14.0 million, or 43.2% and 15.2 million, or 46.8%, respectively, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those in Note 2, Significant Accounting Policies, Note 3, Real Estate Owned and Note 5, Joint Ventures and Partnerships.

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, and to present the net amount of the financial instrument expected to be collected. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which amends the transition requirements and scope of ASU 2016-13 and clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. The updated standard became effective for the Company on January 1, 2020 and is to be adopted on a modified retrospective basis through a cumulative-effect adjustment to retained earnings on that date. While we are currently evaluating the impact ASU 2016-13 will have on our consolidated financial statements and related disclosures, we expect that the adoption will result in recording an allowance for credit losses for our notes receivable. However, we do not expect the updated standard to have a material impact on the consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

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

Upon adoption of the standard on January 1, 2019, the Company recognized right-of-use assets of $94.3 million and lease liabilities of $88.3 million. The right-of-use assets included $6.0 million of prepaid rent and intangible assets that was included within Other assets on our Consolidated Balance Sheets as of December 31, 2018.

The lease liabilities represent the present value of the remaining minimum lease payments as of January 1, 2019 and primarily relate to ground leases for communities where we are the lessee. The right-of-use assets represent our right to use an underlying asset for the lease term, which are calculated utilizing the lease liabilities plus any prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. Our right-of-use assets and related lease liabilities recognized as of January 1, 2019 may change as a result of updates to the projected future minimum lease payments. Certain of our ground lease agreements where we are the lessee have future minimum lease payments that reset in the future based upon a percentage of the fair market value of the land at the time of the reset. The Company will continue to recognize lease expense for these leases in a manner similar to previous accounting based on our election of the package of practical expedients. However, in the event we modify existing ground leases and/or enter into new ground leases subsequent to the adoption of the standard, such leases would likely be classified as finance leases under the standard and require expense recognition based on the effective interest method. Under the standard, initial direct costs for both lessees and lessors will include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, subsequent to the adoption of the standard, we are expensing non-incremental leasing costs as incurred.

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

Real Estate

Real estate assets held for investment are carried at historical cost and consist of land, land improvements, buildings and improvements, furniture, fixtures and equipment and other costs incurred during their development, acquisition and redevelopment.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

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

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which are 30 to 55 years for buildings, 10 to 35 years for major improvements, and 3 to 10 years for furniture, fixtures, equipment, and other assets.

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the years ended December 31, 2019, 2018, and 2017 were $8.4 million, $7.5 million and $8.8 million, respectively. During the years ended December 31, 2019, 2018, and 2017, total interest capitalized was $5.1 million, $10.6 million and $18.6 million, respectively. As each home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion and depreciation commences over the estimated useful life.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short-term, highly liquid investments. We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The majority of the Company’s cash and cash equivalents are held at major commercial banks.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

Restricted Cash

Restricted cash primarily consists of escrow deposits held by lenders for real estate taxes, insurance and replacement reserves, and security deposits.

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

To the extent that the Company acquires a controlling financial interest in a property that it previously accounted for as an equity method investment, the Company will not remeasure its previously held interest if the acquisition is treated as an asset acquisition. The Company will include the carrying amount of its previously held equity method interest along with the consideration paid and transaction costs incurred in determining the amounts to allocate to the related assets and liabilities acquired on its Consolidated Balance Sheets. When treated as an asset acquisition, the Company will not recognize a gain on consolidation of a property.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

Notes Receivable

Notes receivable relate to financing arrangements which are typically secured by real estate or real estate related projects. Certain of the loans we extend may include characteristics such as options to purchase the project within a specific time window following expected project completion. These characteristics can cause the loans to fall under the definition of a variable interest entity (“VIE”), and thus trigger consolidation consideration. We consider the facts and circumstances pertinent to each loan, including the relative amount of financing we are contributing to the overall project cost, decision making rights or control we hold, and our rights to expected residual gains or our obligations to absorb expected residual losses from the project. If we are deemed to be the primary beneficiary of a VIE due to holding a controlling financial interest, the majority of decision making control, or by other means, consolidation of the VIE would be required. The Company has concluded that it is not the primary beneficiary of the borrowing entities which were deemed to be VIEs.

Additionally, we analyze each loan arrangement for consideration of whether the loan qualifies for accounting as a loan or as an investment in a real estate development project. The Company has evaluated its real estate loans, where appropriate, for accounting treatment as loans versus real estate development projects, as required by ASC 310-10. For each loan, the Company has concluded that the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate.

The following table summarizes our Notes receivable, net as of December 31, 2019 and 2018 (dollars in thousands):

	Interest rate at	Balance Outstanding
	December 31,	December 31,	December 31,
	2019	2019	2018
Note due February 2020 (a)	10.00%	$16,400	$14,659
Note due March 2020 (b)	12.00%	20,000	20,000
Note due October 2020 (c)	8.00%	2,250	2,000
Note due August 2022 (d)	10.00%	—	5,600
Note due October 2022 (e)	4.75%	115,000	—
Total notes receivable, net		$153,650	$42,259
(a)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $16.4 million, of which $16.4 million has been funded, including $1.7 million funded during the year ended December 31, 2019. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the eighth anniversary of the date of the note (February 2020).

In January 2020, the terms of this secured note were amended to increase the aggregate commitment from $16.4 million to $19.4 million and to extend the maturity date of the note from the eighth anniversary of the note (February 2020) to January 2023.

(b)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $20.0 million, of which $20.0 million has been funded. The note is secured by a parcel of land and related land improvements. Interest payments are due when the loan matures. In December 2019, the term of the secured note was extended to March 30, 2020, and any interest incurred during the extension period will be due monthly.
(c)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $2.3 million, of which $2.3 million has been funded, including $0.3 million funded during the year ended December 31, 2019. Interest payments are due when the loan matures. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $10.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) the fifth anniversary of the date of the note (October 2020).
(d)	The Company previously had a secured note with an unaffiliated third party under which $5.6 million had been funded. In January 2019, the $5.6 million secured note was repaid in full along with the contractually accrued

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

interest of $0.2 million and an additional $8.5 million of promoted interest in conjunction with the unaffiliated third party being acquired.
(e)

In November 2019, the Company entered into a secured note with an unaffiliated third party with an aggregate commitment of $115.0 million, all of which was funded during the year ended December 31, 2019. Interest payments are due when the loan matures. The note is secured by a first priority deed of trust on a 259 home operating community in Bellevue, Washington, which is expected to be completed in 2020. When the note was funded, the Company also entered into a purchase option agreement and paid a deposit of $10.0 million, which will give the Company the option to acquire the community at a fixed price of $170.0 million. The purchase option must be exercised within 30 days following the date the temporary certificate of occupancy is issued. The deposit is generally nonrefundable other than due to a failure of closing conditions pursuant to the terms of the agreement. If the Company does not exercise the purchase option, or if the Company exercises and fails to close the purchase other than due to seller’s failure or other breaches in the purchase option agreement, per the terms of the agreement, the note will be modified to extend the maturity date to 10 years following the date the temporary certificate of occupancy is issued. Upon modification, the loan will be interest only for the first three years and after such date will be based on a 30 year amortization schedule.

The Company recognized $5.5 million, $4.1 million, and $1.8 million of interest income and $8.5 million, zero, and zero of promoted interest from notes receivable during the years ended December 31, 2019, 2018, and 2017, respectively, none of which was related party interest. Interest income and promoted interest are included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

Investment in Joint Ventures and Partnerships

We use the equity method to account for investments in joint ventures and partnerships that qualify as VIEs where we are not the primary beneficiary and other entities that we do not control or where we do not own a majority of the economic interest but have the ability to exercise significant influence over the operating and financial policies of the investee. Throughout these financial statements we use the term “joint venture” or “partnership” when referring to investments in entities in which we do not have a 100% ownership interest. The Company also uses the equity method when we function as the managing partner and our venture partner has substantive participating rights or where we can be replaced by our venture partner as managing partner without cause. For a joint venture or partnership accounted for under the equity method, our share of net earnings or losses is reflected as income/loss when earned/incurred and distributions are credited against our investment in the joint venture or partnership as received.

In determining whether a joint venture or partnership is a VIE, the Company considers: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including necessity of subordinated debt; estimates of future cash flows; ours and our partner’s ability to participate in the decision making related to acquisitions, disposition, budgeting and financing of the entity; obligation to absorb losses and preferential returns; nature of our partner’s primary operations; and the degree, if any, of disproportionality between the economic and voting interests of the entity. As of December 31, 2019, the Company did not determine any of our joint ventures or partnerships to be VIEs.

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

DECEMBER 31, 2019

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

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets, unrealized gains on other investment ventures and timing of expense recognition for certain accrued liabilities. As of December 31, 2019 and 2018, UDR’s net deferred tax assets/(liabilities) was $(1.6) million and less than $(0.1) million, respectively. The net deferred tax assets/(liabilities) are recorded in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

The Company invests in assets that qualify for federal investment tax credits (“ITC”) through our TRS. An ITC reduces federal income taxes payable when qualifying depreciable property is acquired. The ITC is determined as a percentage of cost of the assets. The Company accounts for ITCs under the deferral method, under which the tax benefit from the ITC is deferred and amortized as a tax benefit into Tax (provision)/benefit, net on the Consolidated Statements of Operations over the book life of the qualifying depreciable property. The ITCs are recorded in Accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

UDR had no material unrecognized tax benefit, accrued interest or penalties at December 31, 2019. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2016 through 2018 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

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

Advertising Costs

All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item Property operating and maintenance. During the years ended December 31, 2019, 2018, and 2017, total advertising expense was $6.5 million, $6.7 million, and $6.2 million, respectively.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

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

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the years ended December 31, 2019, 2018, and 2017, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 14, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the years ended December 31, 2019, 2018, and 2017 was $(0.8) million, $0.2 million, and $0.3 million, respectively.

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

The guidance establishes a two-step process for evaluating whether an equity-linked financial instrument is considered indexed to its own stock, first, evaluating the instrument’s contingent exercise provisions and second, evaluating the instrument’s settlement provisions. When entering into forward sales agreements, we determine that (i) none of the agreement’s exercise contingencies are based on observable markets or indices besides those related to the market for our own stock price; and (ii) none of the settlement provisions preclude the agreements from being indexed to our own stock.

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

DECEMBER 31, 2019

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

Market Concentration Risk

The Company is subject to increased exposure from economic and other competitive factors specific to markets where the Company holds a significant percentage of the carrying value of its real estate portfolio. At December 31, 2019, the Company held greater than 10% of the carrying value of its real estate portfolio in each of the Orange County, California; Metropolitan D.C., New York, New York and Boston, Massachusetts markets.

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of December 31, 2019, the Company owned and consolidated 148 communities in 13 states plus the District of Columbia totaling 47,010 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of December 31, 2019 and 2018 (dollars in thousands):

	December 31,	December 31,
	2019	2018
Land	$2,164,032	$1,849,799
Depreciable property — held and used:
Land improvements	224,964	213,224
Building, improvements, and furniture, fixtures and equipment	10,102,758	8,133,136
Real estate intangible assets	40,570	—
Under development:
Land and land improvements	29,226	—
Building, improvements, and furniture, fixtures and equipment	40,551	—
Real estate owned	12,602,101	10,196,159
Accumulated depreciation	(4,131,353)	(3,654,160)
Real estate owned, net	$8,470,748	$6,541,999

Acquisitions

In January 2019, the Company increased its ownership interest from 49% to 100% in a 386 apartment home operating community located in Anaheim, California, for a cash purchase price of approximately $33.5 million. In connection with the acquisition, the Company repaid approximately $59.8 million of joint venture construction financing. As a result, the Company consolidated the operating community. The Company had previously accounted for its 49% ownership interest as an equity investment in an unconsolidated joint venture (see Note 5, Joint Ventures and Partnerships). The Company accounted for the consolidation as an asset acquisition resulting in no gain upon consolidation and increased its real estate assets owned by approximately $115.7 million and recorded approximately $2.4 million of in-place lease intangibles.

In January 2019, the Company increased its ownership interest from 49% to 100% in a 155 apartment home operating community located in Seattle, Washington, for a cash purchase price of approximately $20.0 million. In connection with the acquisition, the Company repaid approximately $26.0 million of joint venture construction financing. As a result, the Company consolidated the operating community. The Company had previously accounted for its 49% ownership interest as a preferred equity investment in an unconsolidated joint venture (see Note 5, Joint Ventures and Partnerships). The Company accounted for the consolidation as an asset acquisition resulting in no gain upon consolidation and increased its real estate assets owned by approximately $58.1 million and recorded approximately $2.4 million of real estate intangibles and approximately $0.6 million of in-place lease intangibles.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

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

In August 2019, the Company purchased a 292 apartment home operating community in Washington, D.C., directly from the UDR/KFH joint venture, thereby increasing its ownership interest from 30% to 100%, for a purchase price at 100% of approximately $184.0 million, before $2.8 million of closing costs incurred by UDR at acquisition (see Note 5, Joint Ventures and Partnerships). The Company accounted for the consolidation as an asset acquisition, resulting in no gain upon consolidation, and increased its real estate assets owned by approximately $156.0 million and recorded approximately $5.9 million of in-place lease intangibles.

In November 2019, the Company acquired the approximately 50% ownership interest not previously owned in 10 UDR/MetLife operating communities, one development community and four land parcels valued at $1.1 billion, or $564.2 million at UDR’s share, and sold its approximately 50% ownership interest in five UDR/MetLife operating communities valued at $645.8 million, or $322.9 million at UDR’s share, to MetLife, and recognized a net gain on sale of $114.9 million at our share. The Company paid $109.2 million directly to MetLife to complete the transaction. As a result, the Company consolidated the 10 operating communities, one development community and four land parcels, and they are no longer accounted for as equity method investments in an unconsolidated joint venture (see Note 5, Joint Ventures and Partnerships). The Company accounted for the consolidation as an asset acquisition resulting in no gain

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

upon consolidation and increased its real estate assets owned by approximately $977.8 million and recorded approximately $30.0 million of in-place lease intangibles. In connection with the acquisition, the Company assumed six secured fixed rate mortgage notes payable and one credit facility secured by four communities with a combined outstanding balance of $518.4 million and estimated fair value of $551.8 million. The Company recorded the debt at its fair value in Secured debt, net on the Consolidated Balance Sheets.

The following table summarizes the 10 communities, one development community and four land parcels acquired from the UDR/MetLife II and the UDR/MetLife Vitruvian Park® joint ventures:

Property	Type	Number of Homes	Location
Strata	Operating Community	163	San Diego, CA
Crescent Falls Church	Operating Community	214	Washington, D.C.
Charles River Landing	Operating Community	350	Boston, MA
Lodge at Ames Pond	Operating Community	364	Boston, MA
Lenox Farms	Operating Community	338	Boston, MA
Towson Promenade	Operating Community	379	Baltimore, MD
Savoye	Operating Community	394	Addison, TX
Savoye2	Operating Community	351	Addison, TX
Fiori on Vitruvian Park ®	Operating Community	391	Addison, TX
Vitruvian West	Operating Community	383	Addison, TX
Vitruvian West Phase 2 (a)	Development Community	366	Addison, TX
Vitruvian Park ®	4 Land Parcels	N/A	Addison, TX
(a)	The number of apartment homes for the community under development presented in the table above is based on the projected number of total homes upon completion of development. As of December 31, 2019, no apartment homes had been completed.

In January 2020, the Company acquired a 294 home operating community located in Tampa, Florida for approximately $85.2 million.

In January 2020, the Company increased its ownership interest from 49% to 100% in a 276 apartment home operating community located in Hillsboro, Oregon, for a cash purchase price of approximately $21.6 million. In connection with the acquisition, the Company repaid approximately $35.6 million of joint venture construction financing. As a result, in January 2020, the Company consolidated the operating community. The Company had previously accounted for its 49% ownership interest as a preferred equity investment in an unconsolidated joint venture (see Note 5, Joint Ventures and Partnerships).

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

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

Developments

At December 31, 2019, the Company was developing three wholly-owned communities totaling 878 homes, none of which have been completed, with a budget of $278.5 million, in which we have a carrying value of $69.8 million. The communities are estimated to be completed between the first quarter of 2021 and the second quarter of 2022.

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

Amortization of Intangible Assets

The following table provides a summary of the aggregate amortization for the intangible assets acquired in the acquisition of real estate for each of the next five years and thereafter (in thousands):

	Unamortized Balance as of December 31, 2019	2020	2021	2022	2023	2024	Thereafter
Real estate intangible assets, net (a)	$37,844	$3,062	$2,840	$2,740	$2,643	$2,525	$24,034
In-place lease intangible assets, net (b)	43,614	41,179	501	470	386	358	720
Total	$81,458	$44,241	$3,341	$3,210	$3,029	$2,883	$24,754

(a)	Real estate intangible assets, net is recorded net of accumulated amortization of $2.7 million in Real estate held for investment, net on the Consolidated Balance Sheets. For the year ended December 31, 2019, $2.7 million of amortization expense was recorded in Depreciation and Amortization on the Consolidated Statement of Operations.

(b)	In-place lease intangible assets, net is recorded net of accumulated amortization of $23.6 million in Other assets on the Consolidated Balance Sheets. For the year ended December 31, 2019, $20.8 million was recorded in Depreciation and Amortization on the Consolidated Statement of Operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

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

See the consolidated financial statements of the Operating Partnership presented within this Report and Note 4, Unconsolidated Entities, to the Operating Partnership’s consolidated financial statements for condensed summarized financial information of the DownREIT Partnership.

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

UDR’s joint ventures and partnerships are funded with a combination of debt and equity. Our losses are typically limited to our investment and except as noted below, the Company does not guarantee any debt, capital payout or other obligations associated with our joint ventures and partnerships.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of December 31, 2019 and 2018 (dollars in thousands):

				Number of
		Number of		Apartment
		Properties		Homes	Investment at		UDR’s Ownership Interest
	Location of	December 31,		December 31,	December 31,	December 31,	December 31,	December 31,
Joint Venture	Properties	2019		2019	2019	2018	2019	2018
Operating and development:
UDR/MetLife I	Los Angeles, CA	1	operating community	150	$28,812	$30,839	50.0%	50.0%
UDR/MetLife II (a)	Various	7	operating communities	1,250	150,893	296,807	50.0%	50.0%
Other UDR/MetLife Joint Ventures	Various	5	operating communities	1,437	98,441	115,668	50.6%	50.6%
UDR/MetLife Vitruvian Park® (a)	Addison, TX	—		—	—	71,730	—%	50.0%
UDR/KFH (b)	Washington, D.C.	—		—	—	5,507	—%	30.0%
West Coast Development Joint Ventures	Los Angeles, CA	1	operating community	293	34,907	36,143	47.0%	47.0%
Investment in and advances to unconsolidated joint ventures, net, before preferred equity investments and other investments					$313,053	$556,694

					Investment at		Income from investments
Developer Capital Program			Years To	UDR	December 31,	December 31,	Year Ended December 31,
and Other Investments (c)	Location	Rate	Maturity	Commitment (d)	2019	2018	2019	2018	2017
Preferred equity investments:
West Coast Development Joint Ventures (e)	Hillsboro, OR	6.5%	N/A	$—	$17,064	$65,417	$(447)	$865	$23,230
1532 Harrison	San Francisco, CA	11.0%	2.5	24,645	30,585	24,986	3,147	2,228	511
1200 Broadway (f)	Nashville, TN	8.0%	2.8	55,558	63,958	58,982	4,888	2,970	370
Junction (g)	Santa Monica, CA	12.0%	2.6	8,800	10,379	9,211	1,169	406	—
1300 Fairmount (h)	Philadelphia, PA	Variable	3.6	51,393	51,215	8,318	3,098	159	—
Essex (i)	Orlando, FL	12.5%	3.7	12,886	14,804	9,940	1,639	258	—
Modera Lake Merritt (j)	Oakland, CA	9.0%	4.3	27,250	22,653	—	1,067	—	—
Other investments:
The Portals	Washington, D.C.	11.0%	1.4	38,559	48,181	43,167	5,012	3,692	839
Other investment ventures	N/A	N/A	N/A	$18,000	13,598	4,154	$4,053	$(267)	$(30)
Total Developer Capital Program and Other Investments					272,437	224,175
Total investment in and advances to unconsolidated joint ventures, net (k)					$585,490	$780,869
(a)	In November 2019, the Company acquired the approximately 50% ownership interest not previously owned in 10 UDR/MetLife operating communities, one development community and four land parcels valued at $1.1 billion, or $564.2 million at UDR’s share, and sold its approximately 50% ownership interest in five UDR/MetLife operating communities valued at $645.8 million, or $322.9 million at UDR’s share, to MetLife, and recognized a net gain on sale of $114.9 million at our share, which is included in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations. As a result, the Company consolidated the 10 operating communities, one development community and four land parcels, and they are no longer accounted for as equity method investments in an unconsolidated joint venture (see Note 3, Real Estate Owned). Upon closing of the transaction, the UDR/MetLife II joint venture holds seven operating communities and the UDR/MetLife Vitruvian Park® joint venture no longer holds any properties.
(b)	As of January 1, 2019, the joint venture held three operating communities.

During 2019, the joint venture sold two communities with 368 homes, located in Arlington, Virginia, and Silver Spring, Maryland, for a combined sales price of approximately $118.3 million. As a result, the Company recorded total gains on the sales of approximately $10.6 million, which are included in Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations.

In August 2019, the joint venture sold the third community, a 292 home operating community located in Washington, D.C., directly to the Company for a sales price at 100% of approximately $184.0 million, before $2.8 million of closing costs incurred by UDR at acquisition. The Company deferred its share of the gain on sale of approximately $23.8 million and recorded it as a reduction of the carrying amount of real estate assets owned (see Note 3, Real Estate Owned).

(c)	The Developer Capital Program is the program through which the Company makes investments, including preferred equity investments, mezzanine loans or other structured investments that may receive a fixed yield on the investment and may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property and/or holds fixed price purchase options.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

(d)	Represents UDR’s maximum funding commitment only and therefore excludes other activity such as income from investments.
(e)	In January 2019, the Company increased its ownership interest from 49% to 100% in a 386 apartment home operating community located in Anaheim, California, for a cash purchase price of approximately $33.5 million. As a result, the Company consolidated the operating community and it is no longer accounted for as a preferred equity investment in an unconsolidated joint venture (see Note 3, Real Estate Owned). In connection with the purchase, the construction loan on the community was paid in full.

In January 2019, the Company increased its ownership interest from 49% to 100% in a 155 apartment home operating community located in Seattle, Washington, for a cash purchase price of approximately $20.0 million. As a result, the Company consolidated the operating community and it is no longer accounted for as a preferred equity investment in an unconsolidated joint venture (see Note 3, Real Estate Owned). In connection with the purchase, the construction loan on the community was paid in full.

In January 2020, the Company increased its ownership interest from 49% to 100% in a 276 apartment home operating community located in Hillsboro, Oregon, for a cash purchase price of approximately $21.6 million. As a result, in January 2020, the Company consolidated the operating community and it is no longer accounted for as a preferred equity investment in an unconsolidated joint venture (see Note 3, Real Estate Owned).

(f)	The Company’s preferred equity investment receives a variable percentage of the value created from the project upon a capital or liquidating event.
(g)	In August 2018, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 66 apartment home community located in Santa Monica, CA. The Company’s preferred equity investment of $8.8 million earns a preferred return of 12.0% per annum. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and, therefore, accounts for it under the equity method of accounting.
(h)	In August 2018, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 471 apartment home community located in Philadelphia, PA. The Company’s preferred equity investment of up to $51.4 million earns a preferred return between 8.5% and 12.0% per annum and receives a variable percentage of the value created from the project upon a capital or liquidating event. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and, therefore, accounts for it under the equity method of accounting.
(i)	In September 2018, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 330 apartment home community located in Orlando, FL. The Company’s preferred equity investment of up to $12.9 million earns a preferred return of 12.5% per annum. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and, therefore, accounts for it under the equity method of accounting.
(j)	In April 2019, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 173 apartment home community located in Oakland, CA. The Company’s preferred equity investment of up to $27.3 million earns a preferred return of 9.0% per annum and receives a variable percentage of the value created from the project upon a capital or liquidating event. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and, therefore, accounts for it under the equity method of accounting.
(k)	As of December 31, 2019, the Company’s negative investment in 13th and Market Properties LLC of $2.8 million is included in Other UDR/MetLife Joint Ventures in the table above and recorded in Accounts payable, accrued expenses, and other liabilities on the Consolidated Balance Sheet.

As of December 31, 2019 and 2018, the Company had deferred fees of $9.0 million and $11.0 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

The Company recognized management fees of $14.0 million, $11.6 million, and $11.4 million during the years ended December 31, 2019, 2018, and 2017, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the years ended December 31, 2019, 2018, and 2017.

Condensed summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share), is presented below for the years ended December 31, 2019, 2018, and 2017 (dollars in thousands):

				UDR/
			Other	MetLife		West Coast
As of and For the	UDR/	UDR/	UDR/MetLife	Vitruvian		Development
Year Ended December 31, 2019	MetLife I	MetLife II	Joint Ventures	Park®	UDR/KFH	Joint Ventures	Total
Condensed Statements of Operations:
Total revenues	$9,834	$151,226	$64,273	$26,398	$12,217	$14,058	$278,006
Property operating expenses	4,533	54,445	22,019	12,541	4,982	6,829	105,349
Real estate depreciation and amortization	5,787	44,077	35,001	9,832	5,746	5,440	105,883
Gain/(loss) on sale of real estate (a)	—	—	—	—	115,516	—	115,516
Operating income/(loss)	(486)	52,704	7,253	4,025	117,005	1,789	182,290
Interest expense	(3,070)	(44,825)	(17,399)	(5,948)	(4,300)	(4,656)	(80,198)
Net gain/(loss) on revaluation of assets and liabilities (b)	—	458,195	—	25,711	—	—	483,906
Other income/(loss)	—	—	—	—	—	159	159
Net income/(loss)	$(3,556)	$466,074	$(10,146)	$23,788	$112,705	$(2,708)	$586,157

Condensed Balance Sheets:
Total real estate, net	$120,055	$663,492	$621,335	$—	$—	$140,224	$1,545,106
Cash and cash equivalents	2,317	4,208	7,973	—	—	5,692	20,190
Other assets	1,053	9,777	5,400	—	—	1,305	17,535
Total assets	123,425	677,477	634,708	—	—	147,221	1,582,831
Third party debt, net	70,890	425,303	454,972	—	—	90,498	1,041,663
Accounts payable and accrued liabilities	4,037	9,303	9,757	—	—	3,440	26,537
Total liabilities	74,927	434,606	464,729	—	—	93,938	1,068,200
Total equity	$48,498	$242,871	$169,979	$—	$—	$53,283	$514,631
(a)

Represent the gains on the sale of three operating communities at the UDR/KFH joint venture level, as described in note (b) to the table above summarizing the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net.

(b)

Represent the net gains on the revaluation of the assets and liabilities to fair value of 15 operating communities at the UDR/MetLife II joint venture level and one development community and four land parcels at the UDR/MetLife Vitruvian Park® joint venture level prior to their distribution to the Company or MetLife in November 2019, as described in note (a) to the table above summarizing the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net. The net gain on revaluation of assets and liabilities to fair value was recognized at the joint venture level as the respective joint ventures distributed their equity interests in the real estate to the Company or MetLife at fair value.

For the approximately 50% ownership interest acquired in the 10 operating communities, one development community and four land parcels described above, the Company deferred its share of the net gain on revaluation of approximately $131.5 million and recorded it as a reduction of the carrying amount of real estate owned. (see Note 3, Real Estate Owned). For the 50% ownership interest acquired in the five communities by MetLife, the Company recognized a net gain on sale of $114.9 million at our share, when the communities were disposed of by the UDR/MetLife II joint venture.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

				UDR/
			Other	MetLife		West Coast
As of and For the	UDR/	UDR/	UDR/MetLife	Vitruvian		Development
Year Ended December 31, 2018	MetLife I	MetLife II	Joint Ventures	Park®	UDR/KFH	Joint Ventures	Total
Condensed Statements of Operations:
Total revenues	$3,187	$158,738	$61,967	$26,096	$20,703	$16,392	$287,083
Property operating expenses	3,066	56,403	21,998	13,732	8,318	8,830	112,347
Real estate depreciation and amortization	3,392	44,721	35,437	9,495	14,487	7,679	115,211
Operating income/(loss)	(3,271)	57,614	4,532	2,869	(2,102)	(117)	59,525
Interest expense	(1,872)	(49,118)	(17,408)	(6,051)	(6,739)	(6,175)	(87,363)
Other income/(loss)	—	—	—	—	—	148	148
Net income/(loss)	$(5,143)	$8,496	$(12,876)	$(3,182)	$(8,841)	$(6,144)	$(27,690)

Condensed Balance Sheets:
Total real estate, net	$124,112	$1,609,903	$653,729	$315,541	$182,970	$281,729	$3,167,984
Cash and cash equivalents	698	11,192	8,242	8,865	1,794	8,614	39,405
Other assets	1,074	18,670	4,904	2,241	1,320	1,610	29,819
Total assets	125,884	1,639,765	666,875	326,647	186,084	291,953	3,237,208
Third party debt, net	70,833	1,089,231	454,647	162,131	165,699	171,879	2,114,420
Accounts payable and accrued liabilities	1,935	21,258	9,753	14,968	1,860	9,943	59,717
Total liabilities	72,768	1,110,489	464,400	177,099	167,559	181,822	2,174,137
Total equity	$53,116	$529,276	$202,475	$149,548	$18,525	$110,131	$1,063,071

				UDR/
			Other	MetLife		West Coast
For the	UDR/	UDR/	UDR/MetLife	Vitruvian		Development
Year Ended December 31, 2017	MetLife I	MetLife II	Joint Ventures	Park®	UDR/KFH	Joint Ventures	Total
Condensed Statements of Operations:
Total revenues	$—	$156,920	$48,032	$23,025	$20,327	$18,812	$267,116
Property operating expenses	93	52,450	21,908	11,839	8,159	9,520	103,969
Real estate depreciation and amortization	—	45,144	32,625	7,169	14,480	7,387	106,805
	(17)	(609)	—	—	—	72,216	71,590
Operating income/(loss)	(110)	58,717	(6,501)	4,017	(2,312)	74,121	127,932
Interest expense	—	(50,603)	(13,894)	(5,030)	(5,264)	(4,038)	(78,829)
Other income/(loss)	—	—	—	—	—	439	439
Net income/(loss)	$(110)	$8,114	$(20,395)	$(1,013)	$(7,576)	$69,644	$48,664

Other than the West Coast Development Joint Ventures, the condensed summary financial information relating to the entities in which we have an interest through the Developer Capital Program is not included in the tables above. As of and for the year ended December 31, 2019, combined total assets, liabilities, equity, revenues, expenses, and other income/(loss), for such entities were $521.0 million, $135.0 million, $386.0 million, $11.2 million, $3.5 million, and $26.4 million, respectively. As of and for the year ended December 31, 2018, combined total assets, liabilities, equity, revenues, and expenses for such entities were $248.1 million, $22.5 million, $225.6 million, $6.0 million, and $1.8 million, respectively. For the year ended December 31, 2017, combined total revenues and expenses for such entities were $7.8 million, and $9.5 million, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

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

As of December 31, 2019, the Operating lease right-of-use assets was $204.2 million and the Operating lease liabilities was $198.6 million on our Consolidated Balance Sheets related to our ground leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Company’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 44.7 years at December 31, 2019 and the weighted average discount rate was 5.0% at December 31, 2019.

Future minimum lease payments and total operating lease liabilities from our ground leases as of December 31, 2019 are as follows (dollars in thousands):

Ground Leases
2020	$12,442
2021	12,442
2022	12,442
2023	12,442
2024	12,442
Thereafter	455,221
Total future minimum lease payments (undiscounted)	517,431
Difference between future undiscounted cash flows and discounted cash flows	(318,873)
Total operating lease liabilities (discounted)	$198,558

For purposes of recognizing our ground lease contracts, the Company uses the minimum lease payments, if stated in the agreement. For ground lease agreements where there is a rent reset provision based on a change in an index or a rate (i.e., changes in fair market rental rates or changes in the consumer price index) but that does not include a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term. If there is a contingency upon which some or all of the variable lease payments that will be paid over the remainder of the lease term are based, which is resolved such that those payments now meet the definition of lease payments, the Company will remeasure the right-of-use asset and lease liability on the reset date. For the year ended December 31, 2019, Operating lease right-of-use assets and Operating lease liabilities increased by $111.1 million due to future minimum payments on two of our ground leases becoming fixed for the remainder of their terms.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

The components of operating lease expenses from our ground leases and office space were as follows (dollars in thousands):

Year Ended
December 31, 2019
Ground lease expense:
Contractual ground lease rent expense	$8,272
Variable ground lease expense (a)	664
Total ground lease expense (b)	8,936
Contractual office space lease expense (b)	70
Total operating lease expense (c) (d)	$9,006
(a)	Variable ground lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of income of the lessee.
(b)	Ground lease and office space lease expense is reported within the line item Other operating expenses and office space expense is recorded in General and administrative on the Consolidated Statements of Operations.
(c)	For the year ended December 31, 2019, Operating lease right-of-use assets and Operating lease liabilities amortized by $1.2 million and $0.8 million, respectively. The Company recorded $0.4 million of total operating lease expense during the year ended December 31, 2019, due to the net impact of the amortization.
(d)	No leases qualified for the short-term lease exception during the year ended December 31, 2019. As such, short-term lease expense was zero for the year ended December 31, 2019.

As of December 31, 2018, in accordance with previously applicable lease accounting guidance, ASC 840, Leases, the future minimum lease payments from our ground leases and office space were as follows (dollars in thousands):

	Ground
	Leases	Office Space
2019	$4,901	$76
2020	4,901	76
2021	4,901	32
2022	4,901	—
2023	4,901	—
Thereafter	313,918	—
Total	$338,423	$184

UDR incurred $7.3 million and $6.2 million of ground rent expense for the years ended December 31, 2018 and 2017, respectively. These costs are reported within the line item Other Operating Expenses on the Consolidated Statements of Operations. The Company incurred $0.2 million and $0.2 million of rent expense related to office space for the years ended December 31, 2018 and 2017, respectively. These costs are included in General and Administrative on the Consolidated Statements of Operations.

Lessor - Apartment Home, Retail and Commercial Space Leases

UDR’s communities and retail and commercial space are leased to tenants under operating leases. As of December 31, 2019, our apartment home leases generally have initial terms of 12 months or less and represent approximately 98.1% of our total lease revenue. As of December 31, 2019, our retail and commercial space leases generally have initial terms of between 5 and 15 years and represent approximately 1.9% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential increases in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates due to market-based or fixed-price renewal options and certain other conditions. (See Note 16, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

We previously owned a parcel of land subject to a ground lease under which UDR was the lessor, expiring in 2065. The ground lease included a purchase option for the lessee to acquire the land during specific periods of the

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

ground lease term. In June 2019, the lessee exercised the purchase option and acquired the parcel of land for $38.0 million. (See Note 3, Real Estate Owned for further discussion.)

Future minimum lease payments from our retail and commercial leases as of December 31, 2019 are as follows (dollars in thousands):

Retail and Commercial Leases
2020	$22,568
2021	22,055
2022	20,443
2023	19,057
2024	17,304
Thereafter	78,818
Total future minimum lease payments (a)	$180,245
(a)	We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months or less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Company recorded variable percentage rents of $0.4 million during the year ended December 31, 2019.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at December 31, 2019 and 2018 (dollars in thousands):

	Principal Outstanding		As of December 31, 2019
			Weighted	Weighted
			Average	Average	Number of
	December 31,	December 31,	Interest	Years to	Communities
	2019	2018	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$884,869	$417,989	3.61%	6.2	15
Credit facilities (b)	204,590	90,000	4.90%	3.0	4
Deferred financing costs and other non-cash adjustments	33,046	(1,343)
Total fixed rate secured debt, net	1,122,505	506,646	3.85%	5.6	19
Variable Rate Debt
Tax-exempt secured notes payable (c)	27,000	94,700	1.79%	12.2	1
Deferred financing costs	(64)	(119)
Total variable rate secured debt, net	26,936	94,581	1.79%	12.2	1
Total Secured Debt, net	1,149,441	601,227	3.80%	5.7	20
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due January 2023 (d) (m)	—	—	—%	3.1
Borrowings outstanding under unsecured commercial paper program due January 2020 (e) (m)	300,000	101,115	1.99%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2021 (f)	16,583	16	2.59%	1.0
Term Loan due September 2023 (d) (m)	35,000	35,000	2.59%	3.8
Fixed Rate Debt
3.70% Medium-Term Notes due October 2020 (net of discounts of $0 and $14, respectively) (k) (m)	—	299,986	—%	—
4.63% Medium-Term Notes due January 2022 (net of discounts of $0 and $1,087, respectively) (l) (m)	—	398,913	—%	—
1.93% Term Loan due September 2023 (d) (m)	315,000	315,000	1.93%	3.8
3.75% Medium-Term Notes due July 2024 (net of discounts of $470 and $574, respectively) (g) (m)	299,530	299,426	3.75%	4.5
8.50% Debentures due September 2024	15,644	15,644	8.50%	4.7
4.00% Medium-Term Notes due October 2025 (net of discounts of $396 and $465, respectively) (h) (m)	299,604	299,535	4.00%	5.8
2.95% Medium-Term Notes due September 2026 (m)	300,000	300,000	2.95%	6.7
3.50% Medium-Term Notes due July 2027 (net of discounts of $529 and $600, respectively) (l)	299,471	299,400	3.50%	7.5
3.50% Medium-Term Notes due January 2028 (net of discounts of $954 and $1,072, respectively) (m)	299,046	298,928	3.50%	8.0
4.40% Medium-Term Notes due January 2029 (net of discounts of $5 and $6, respectively) (i) (m)	299,995	299,994	4.40%	9.1
3.20% Medium-Term Notes due January 2030 (net of premiums of $2,281 and $0, respectively) (j) (l) (m)	402,281	—	3.20%	10.0
3.00% Medium-Term Notes due August 2031 (net of discounts of $1,123 and $0, respectively) (k) (m)	398,877	—	3.00%	11.6
3.10% Medium-Term Notes due November 2034 (net of discounts of $1,309 and $0, respectively) (l) (m)	298,691	—	3.10%	14.8
Other	13	16
Deferred financing costs	(21,652)	(16,413)
Total Unsecured Debt, net	3,558,083	2,946,560	3.27%	7.5
Total Debt, net	$4,707,524	$3,547,787	3.43%	7.1

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of December 31, 2019, secured debt encumbered $2.1 billion or 16.8% of UDR’s total real estate owned based upon gross book value ($10.5 billion or 83.2% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At December 31, 2019, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from August 2020 through February 2030 and carry interest rates ranging from 2.70% to 4.35%.

During the year ended December 31, 2019, the Company refinanced a $90.0 million credit facility with Fannie Mae to a fixed rate mortgage due in October 2029 and took out a new mortgage of $72.5 million due in February 2030. Interest payments are due monthly at interest rates of 2.70% and 3.10%, respectively. The refinancing was accounted for as a debt modification.

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the life of the underlying debt instrument.

In November 2019, the Company assumed secured fixed rate mortgage notes payable with an outstanding balance of $313.4 million and a fair value of $332.5 million in connection with the acquisition of approximately 50% ownership interest not previously owned in six operating communities from the UDR/MetLife joint venture. The six mortgages had outstanding balances ranging from $32.6 million to $94.1 million and carry interest rates from 3.25% to 4.12% (see Note 3, Real Estate Owned).

(b) During the year ended December 31, 2019, the Company prepaid the $90.0 million outstanding balance under its secured credit facility with Fannie Mae from proceeds received from the refinancing of the debt.

In November 2019, the Company assumed a secured credit facility with New York Life with an outstanding balance of $205.0 million and a fair value of $219.3 million in connection with the acquisition of the approximately 50% ownership not previously owned in four operating communities from the UDR/MetLife joint venture. The credit facility is a pooled facility and secured by those four properties. The credit facility is due in January 2023 and has an interest rate of 4.90% (see Note 3, Real Estate Owned).

Further information related to the credit facility is as follows (dollars in thousands):

	December 31,	December 31,
	2019	2018
Borrowings outstanding	$204,590	$90,000
Weighted average borrowings during the period ended	94,098	253,813
Maximum daily borrowings during the period ended	204,590	314,869
Weighted average interest rate during the period ended	4.3%	4.7%
Weighted average interest rate at the end of the period	4.9%	4.0%

During the years ended December 31, 2019, 2018, and 2017, the Company had $3.0 million, $3.0 million, and $3.0 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties inclusive of its fixed rate mortgage notes payable and credit facilities, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $35.3 million and $5.0 million at December 31, 2019 and 2018, respectively.

(c) The variable rate mortgage note payable secures a tax-exempt housing bond issue that matures in March 2032. Interest on this note is payable in monthly installments. As of December 31, 2019, the variable interest rate

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

on the mortgage note was 1.79%. During the year ended December 31, 2019, the Company paid off a $67.7 million variable rate mortgage note due on August 1, 2019.

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

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at December 31, 2019 and 2018 (dollars in thousands):

	December 31,	December 31,
	2019	2018
Total revolving credit facility	$1,100,000	$1,100,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	55	—
Maximum daily borrowings during the period ended	20,000	—
Weighted average interest rate during the period ended	2.6%	—%
Interest rate at end of the period	—%	—%
(1)	Excludes $2.9 million and $3.3 million of letters of credit at December 31, 2019 and 2018, respectively.

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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at December 31, 2019 and 2018 (dollars in thousands):

	December 31,	December 31,
	2019	2018
Total unsecured commercial paper program	$500,000	$500,000
Borrowings outstanding at end of period	300,000	101,115
Weighted average daily borrowings during the period ended	173,353	344,235
Maximum daily borrowings during the period ended	435,000	440,000
Weighted average interest rate during the period ended	2.5%	2.4%
Interest rate at end of the period	2.0%	2.9%

(f) The Company has a working capital credit facility, which provides for a $75.0 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a scheduled maturity date of January 15, 2021. Based on the

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to LIBOR plus a margin of 82.5 basis points. Depending on the Company’s credit rating, the margin ranges from 75 to 145 basis points.

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at December 31, 2019 and 2018 (dollars in thousands):

	December 31,	December 31,
	2019	2018
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	16,583	16
Weighted average daily borrowings during the period ended	23,487	26,101
Maximum daily borrowings during the period ended	66,170	64,633
Weighted average interest rate during the period ended	3.1%	2.9%
Interest rate at end of the period	2.6%	3.3%

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

(k) In August 2019, the Company issued $400.0 million of 3.00% senior unsecured medium-term notes due August 15, 2031. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2020. The notes were priced at 99.71% of the principal amount at issuance. In combination with the issuance, the Company entered into a treasury lock agreement to hedge against interest rate risk on $150.0 million of this debt. The all-in weighted average interest rate, inclusive of the impact of the treasury lock, was 3.01%. The Company used the net proceeds for the repayment of debt, including the repayment of all $300.0 million aggregate principal amount (plus the make-whole amount of approximately $5.4 million) of its 3.70% senior unsecured medium-term notes due October 1, 2020, and to fund acquisitions and for other general corporate purposes.

(l) In October 2019, the Company issued $100.0 million of 3.20% senior unsecured medium-term notes due 2030 and $300.0 million of 3.10% senior unsecured medium-term notes due 2034. Interest is payable semi-annually in arrears on January 15 and July 15 for the 2030 notes, and May 1 and November 1 for the 2034 notes. The 2030 notes were priced at 103.32% of the principal amount at issuance, and the 2034 notes were priced at 99.56% of the principal amount at issuance. In combination with the issuance, the Company entered into treasury lock agreements to hedge against interest rate risk on all of this debt. The all-in weighted average interest rate, inclusive of the impact of the treasury locks, was 3.24% for the 2030 notes and 3.13% for the 2034 notes. The Company used the net proceeds for the repayment of all $400.0 million aggregate principal amount (plus the make-whole amount of approximately $22.0 million and accrued and unpaid interest) of its 4.63% senior unsecured medium-term notes due January 2022. The 2034 notes were issued as “green” bonds and, as a result, the Company allocated the net proceeds from the sale of the 2034

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

notes to fund eligible green projects, including previously incurred development costs related to properties that have received at least a LEED Silver certification. The Operating Partnership is the guarantor of both the 2030 notes and the 2034 notes.

The 2030 notes are a further issuance of, and form a single series with, the $300.0 million aggregate principal amount of the Company’s 3.20% notes due 2030 that were issued in July 2019. As of the completion of the offering, the aggregate principal amount of outstanding 2030 notes was $400.0 million.

(m) The Operating Partnership is a guarantor of this debt.

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten years subsequent to December 31, 2019 are as follows (dollars in thousands):

	Total Fixed	Total Variable	Total	Total	Total
Year	Secured Debt	Secured Debt	Secured Debt	Unsecured Debt	Debt
2020	$110,645	$—	$110,645	$300,000	$410,645
2021	3,797	—	3,797	16,583	20,380
2022	3,945	—	3,945	—	3,945
2023	310,873	—	310,873	350,000	660,873
2024	95,280	—	95,280	315,644	410,924
2025	173,189	—	173,189	300,000	473,189
2026	51,070	—	51,070	300,000	351,070
2027	1,111	—	1,111	300,000	301,111
2028	122,465	—	122,465	300,000	422,465
2029	144,584	—	144,584	300,000	444,584
Thereafter	72,500	27,000	99,500	1,100,000	1,199,500
Subtotal	1,089,459	27,000	1,116,459	3,582,227	4,698,686
Non-cash (a)	33,046	(64)	32,982	(24,144)	8,838
Total	$1,122,505	$26,936	$1,149,441	$3,558,083	$4,707,524
(a)	Includes the unamortized balance of fair market value adjustments, premiums/discounts, and deferred financing costs. For the years ended December 31, 2019 and 2018, the Company amortized $4.2 million and $4.2 million, respectively, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at December 31, 2019.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

8. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator for income/(loss) per share:
Net income/(loss)	$199,579	$221,542	$132,655
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(14,426)	(18,215)	(10,933)
Net (income)/loss attributable to noncontrolling interests	(188)	(221)	(164)
Net income/(loss) attributable to UDR, Inc.	184,965	203,106	121,558
Distributions to preferred stockholders — Series E (Convertible)	(4,104)	(3,868)	(3,708)
Income/(loss) attributable to common stockholders - basic and diluted	$180,861	$199,238	$117,850

Denominator for income/(loss) per share:
Weighted average common shares outstanding	285,509	268,513	267,567
Non-vested restricted stock awards	(262)	(334)	(543)
Denominator for basic income/(loss) per share	285,247	268,179	267,024
Incremental shares issuable from assumed conversion of stock options, unvested LTIP Units, and unvested restricted stock	768	1,304	1,806
Denominator for diluted income/(loss) per share	286,015	269,483	268,830

Income/(loss) per weighted average common share:
Basic	$0.63	$0.74	$0.44
Diluted	$0.63	$0.74	$0.44

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the years ended December 31, 2019, 2018, and 2017, the effect of the conversion of the OP Units, DownREIT Units, LTIP Units and the Company’s Series E preferred stock was not dilutive and therefore not included in the above calculation.

In July 2017, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in April 2017, which replaced the prior at-the-market equity offering program entered into in April 2012. During the year ended December 31, 2019, the Company sold 7.0 million shares of common stock through its ATM program for aggregate gross proceeds of approximately $316.5 million at a weighted average price per share of $45.29. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $4.0 million, were approximately $312.3 million, which were primarily used to fund the Company’s recent acquisitions.

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

In September 2019, the Company entered into a forward sales agreement under its ATM program for 1.3 million shares of common stock at an initial forward price per share of $47.68. The initial forward price per share received by the Company upon settlement was determined on the applicable settlement date based on adjustments made

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement.

In December 2019, the Company settled all 1.3 million shares sold under the forward sales agreement at a forward price per share of $47.41, which is inclusive of adjustments made to reflect the then-current federal funds rate, the amount of dividends paid to holders of UDR common stock and commissions paid to sales agents of approximately $0.6 million, for net proceeds of $63.5 million. Aggregate net proceeds from such sales, after deducting related expenses, was $63.2 million.

As of December 31, 2019, we had 11.7 million shares of common stock available for future issuance under the ATM program.

In August 2019, the Company sold 7.5 million shares of its common stock for aggregate gross proceeds of approximately $349.9 million at a price per share of $46.65. Aggregate net proceeds from the sale, after offering-related expenses, were approximately $349.8 million, which were used for planned acquisitions of assets, working capital and general corporate purposes.

The following table sets forth the additional shares of common stock outstanding by equity instrument if converted to common stock for each of the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
OP/DownREIT Units	22,773	24,548	24,821
Convertible preferred stock	3,011	3,011	3,021
Stock options, unvested LTIP Units, and unvested restricted stock	768	1,304	1,806

9. STOCKHOLDERS’ EQUITY

UDR has an effective registration statement that allows the Company to sell an undetermined number of debt and equity securities as defined in the prospectus. The Company had the ability to issue 350.0 million shares of common stock and 50.0 million shares of preferred shares as of December 31, 2019.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

The following table presents the changes in the Company’s issued and outstanding shares of common and preferred stock for the years ended December 31, 2019, 2018 and 2017 (shares in thousands)

	Common	Preferred Stock
	Stock	Series E	Series F
Balance at December 31, 2016	267,259	2,797	16,196
Issuance/(forfeiture) of common and restricted shares, net	70	—	—
Issuance of common shares through public offering	87	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	8	—	—
Conversion of Series E Cumulative Convertible shares	17	(16)	—
Adjustment for conversion of noncontrolling interest of unitholders in the DownREIT Partnership	381	—	—
Forfeiture of Series F shares	—	—	(344)
Balance at December 31, 2017	267,822	2,781	15,852
Issuance/(forfeiture) of common and restricted shares, net	47	—	—
Issuance of common shares upon exercise of stock options	772
Issuance of common shares through public offering	7,150
Repurchase of common shares	(593)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	11	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the DownREIT Partnership	337	—	—
Forfeiture of Series F shares	—	—	(50)
Balance at December 31, 2018	275,546	2,781	15,802
Issuance/(forfeiture) of common and restricted shares, net	50	—	—
Issuance of common shares through public offering	7,500	—	—
Issuance of common shares though ATM program	6,988	—	—
Issuance of common shares through forward sales agreement	1,339	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership	1,969	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the DownREIT Partnership	1,196	—	—
Forfeiture of Series F shares	—	—	(1,111)
Balance at December 31, 2019	294,588	2,781	14,691

Common Stock

The Company has an equity distribution agreement which allows it from time to time, through its sales agents, to offer and sell up to 20.0 million shares of its common stock. Sales of such shares will be made by means of ordinary brokers’ transactions on the NYSE at market prices. In July 2017, the Company updated its equity distribution agreement to also permit the entry into separate forward sales agreements to or through its forward purchasers. As of December 31, 2019, 11.7 million shares were available for sale under the continuous equity program.

During the year ended December 31, 2019, the Company entered into the following equity transactions for our common stock:

●	Issued 7.0 million shares of common stock through the Company’s ATM program at an average price per share of $45.29, for aggregate net proceeds of approximately $312.3 million;
●	Issued 7.5 million shares of common stock through a public offering at a price per share of $46.65, for aggregate net proceeds of approximately $349.8 million;

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

●	Issued 1.3 million shares of common stock through a forward sales agreement under the Company’s ATM program at a forward price per share of $47.41, for aggregate net proceeds of approximately $63.2 million after deducting related expenses;
●	Issued 0.1 million shares of common stock through the Company’s 1999 Long-Term Incentive Plan (the “LTIP”);
●	Issued 2.0 million shares of common stock upon redemption of OP Units, none of which resulted in the forfeiture of Series F Preferred Shares; and
●	Issued 1.2 million shares of common stock upon redemption of DownREIT Units, resulting in the forfeiture of 1.1 million Series F Preferred Shares.

Distributions are subject to the approval of the Board of Directors and are dependent upon our strategy, financial condition and operating results. UDR’s common distributions for the years ended December 31, 2019, 2018, and 2017 totaled $1.37, $1.29, and $1.24 per share, respectively.

Preferred Stock

The Series E Cumulative Convertible Preferred Stock (“Series E”) has no stated par value and a liquidation preference of $16.61 per share. Subject to certain adjustments and conditions, each share of the Series E is convertible at any time at the holder’s option into one share of our common stock prior to a “Special Dividend” declared in 2008 (1.083 shares after the Special Dividend). The holders of the Series E are entitled to vote on an as-converted basis as a single class in combination with the holders of common stock at any meeting of our stockholders for the election of directors or for any other purpose on which the holders of common stock are entitled to vote. The Series E has no stated maturity and is not subject to any sinking fund or any mandatory redemption.

Distributions declared on the Series E for the years ended December 31, 2019, 2018, and 2017 were $1.48, $1.40, and $1.33 per share, respectively. The Series E is not listed on any exchange. At December 31, 2019 and 2018, a total of 2,780,994 shares of the Series E were outstanding.

UDR is authorized to issue up to 20.0 million shares of the Series F Preferred Stock (“Series F”). The Series F may be purchased by holders of OP Units and DownREIT Units, at a purchase price of $0.0001 per share. OP/DownREIT Unitholders are entitled to subscribe for and purchase one share of UDR’s Series F for each OP/DownREIT Unit held. During the years ended December 31, 2019 and 2018, 1.1 million and less than 0.1 million of the Series F shares were forfeited upon the conversion of OP Units and DownREIT Units into Company common stock, respectively.

At December 31, 2019 and 2018, a total of 14.7 million and 15.8 million shares, respectively, of the Series F were outstanding with an aggregate purchase value of $1,469 and $1,580, respectively. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to dividends or any other rights, privileges or preferences.

Distribution Reinvestment and Stock Purchase Plan

UDR’s Distribution Reinvestment and Stock Purchase Plan (the “Stock Purchase Plan”) allows common and preferred stockholders the opportunity to purchase, through the reinvestment of cash dividends and by making additional cash payments, additional shares of UDR’s common stock. From inception through December 31, 2008, shareholders have elected to utilize the Stock Purchase Plan to reinvest their distribution for the equivalent of 10.0 million shares of Company common stock. Shares in the amount of 11.0 million were reserved for issuance under the Stock Purchase Plan as of December 31, 2019. During the year ended December 31, 2019, UDR acquired all shares issued through the open market.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

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

As of December 31, 2019, 19.0 million shares were reserved on an unadjusted basis for issuance upon the grant or exercise of awards under the LTIP. As of December 31, 2019, there were 6.3 million common shares available for issuance under the LTIP.

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

A summary of UDR’s LTIP Units and restricted stock activities during the year ended December 31, 2019 is as follows (shares in thousands):

	LTIP Units		Restricted Stock
				Weighted
		Weighted		Average Fair
		Average Fair		Value Per
	Number of	Value Per	Number	Restricted
	LTIP Units	LTIP Unit	of shares	Stock
Balance, December 31, 2018	611	$37.00	307	$36.58
Granted	674	39.74	124	38.35
Vested	(427)	39.33	(176)	36.61
Forfeited	—	37.69	(7)	37.73
Balance, December 31, 2019	858	$37.77	248	$37.29

As of December 31, 2019, the Company had granted 6.3 million shares of restricted stock and 2.9 million LTIP Units under the LTIP.

Stock Option Plan

The Company has no unexercised stock options outstanding and no remaining compensation expense related to unvested stock options as of December 31, 2019.

During the years ended December 31, 2019, 2018, and 2017, respectively, we did not recognize any net compensation expense related to outstanding stock options.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

Restricted Stock Awards

Restricted stock awards are granted to Company employees, officers, and directors. The restricted stock awards are valued based upon the closing sales price of UDR common stock on the date of grant. Compensation expense is recorded under the straight-line method over the vesting period, which is generally three to four years. Restricted stock awards earn dividends payable in cash. Some of the restricted stock grants are based on the Company’s performance and are subject to adjustment during the initial one year performance period. For the years ended December 31, 2019, 2018, and 2017, we recognized $4.8 million, $4.3 million, and $4.0 million of compensation expense, net of capitalization, related to the amortization of restricted stock awards, respectively. The total remaining compensation cost on unvested restricted stock awards was $3.9 million and had a weighted average remaining contractual life of 1.6 years as of December 31, 2019.

Short-Term Incentive Compensation

In January 2019, certain officers of the Company were awarded a STI Unit grant under the 2019 Long-Term Incentive Program (“2019 LTI”). The STI Unit awards represent short-term incentive compensation for the officers and were valued for compensation expense purposes based upon the closing sales price of UDR common stock on the date of grant in accordance with ASC 718, Compensation - Stock Compensation, or $33.40 per unit, inclusive of a discount due to uncertainty associated with the STI Unit reaching parity with the value of a share of UDR common stock. Compensation expense is recorded under the straight-line method over the vesting period, which is one year. The STI Unit awards are primarily based on the Company’s performance and are subject to adjustment based on performance against predefined metrics during the one-year performance period. For the year ended December 31, 2019, we recognized $7.2 million of compensation expense, net of capitalization, related to the amortization of STI Unit awards. For the years ended December 31, 2018 and 2017, no expense was recognized for STI Unit awards. As the STI Unit awards vest over a one-year period, there was no remaining unrecognized compensation expense as of December 31, 2019.

Long-Term Incentive Compensation

In January 2019, certain officers of the Company were awarded either a restricted stock grant or an LTIP Unit grant, or a combination of both, under the 2019 LTI. For both restricted stock grants and LTIP Unit grants, thirty percent of the 2019 LTI award is based upon FFO as Adjusted over a one-year period and will vest fifty percent on the one-year anniversary and fifty percent on the two-year anniversary. Fifteen percent of the 2019 LTI award is based upon relative FFO as Adjusted over a three-year period and will vest 100% at the end of the three-year performance period. The remaining fifty-five percent of the 2019 LTI award is based on Total Shareholder Return (“TSR”) as measured relative to comparable apartment REITs over a three-year period and as measured relative to the Nareit Equity REITs Total Return Index over a three-year period whereby both will vest 100% at the end of the three-year performance periods. The portion of the restricted stock grant based upon FFO as Adjusted was valued for compensation expense purposes based upon the closing sales price of UDR common stock on the date of grant or $38.39 per share. Because LTIP Units are granted at the maximum potential payout and there is uncertainty associated with an LTIP Unit reaching parity with the value of a share of UDR common stock, the portion of the LTIP Unit grant based upon the one-year FFO as Adjusted was valued for compensation expense purposes at $17.47 per unit on the grant date, inclusive of a 9% discount, and the portion of the LTIP Unit grant based upon the three-year FFO as Adjusted was valued for compensation expense purposes at $18.24 per unit on the grant date, inclusive of a 5% discount. The portion of the restricted stock grant based upon relative TSR was valued for compensation expense purposes at $43.63 per share for the comparable apartment REITs component and $43.42 per share for the Nareit Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 21.0%. The portion of the LTIP Unit grant based upon relative TSR was valued for compensation expense purposes at $20.89 per unit, inclusive of a 5% discount, for the comparable apartment REITs component and $20.79 per unit, inclusive of a 5% discount, for the Nareit Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 21.0%.

In January 2018, certain officers of the Company were awarded either a restricted stock grant or an LTIP Unit grant, or a combination of both, under the 2018 Long-Term Incentive Program (“2018 LTI”). For both restricted stock grants and LTIP Unit grants, thirty percent of the 2018 LTI award is based upon FFO as Adjusted over a one-year period and will vest fifty percent on the one-year anniversary and fifty percent on the two-year anniversary. Fifteen percent of

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

the 2018 LTI award is based upon relative FFO as Adjusted over a three-year period and will vest 100% at the end of the three-year performance period. The remaining fifty-five percent of the 2018 LTI award is based on Total Shareholder Return (“TSR”) as measured relative to comparable apartment REITs over a three-year period and as measured relative to the Nareit Equity REITs Total Return Index over a three-year period whereby both will vest 100% at the end of the three-year performance periods. The portion of the restricted stock grant based upon FFO as Adjusted was valued for compensation expense purposes based upon the closing sales price of UDR common stock on the date of grant or $38.06 per share. Because LTIP Units are granted at the maximum potential payout and there is uncertainty associated with an LTIP Unit reaching parity with the value of a share of UDR common stock, the portion of the LTIP Unit grant based upon the one-year FFO as Adjusted was valued for compensation expense purposes at $17.13 per unit on the grant date, inclusive of a 10% discount, and the portion of the LTIP Unit grant based upon the three-year FFO as Adjusted was valued for compensation expense purposes at $18.08 per unit on the grant date, inclusive of a 5% discount. The portion of the restricted stock grant based upon relative TSR was valued for compensation expense purposes at $42.18 per share for the comparable apartment REITs component and $40.49 per share for the Nareit Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 17.0%. The portion of the LTIP Unit grant based upon relative TSR was valued for compensation expense purposes at $20.12 per unit, inclusive of a 5% discount, for the comparable apartment REITs component and $19.35 per unit, inclusive of a 5% discount, for the Nareit Equity REITs Total Return Index component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 17.0%.

In January 2017, certain officers of the Company were awarded either a restricted stock grant or an LTIP Unit grant, or a combination of both, under the 2017 Long-Term Incentive Program (“2017 LTI”). For both restricted stock grants and LTIP Unit grants, thirty percent of the 2017 LTI award is based upon FFO as Adjusted over a one-year period and will vest fifty percent on the one-year anniversary and fifty percent on the two-year anniversary. Ten percent of the 2017 LTI award is based upon FFO as Adjusted over a three-year period and will vest 100% at the end of the three-year performance period. The remaining sixty percent of the 2017 LTI award is based on Total Shareholder Return (“TSR”) as measured relative to comparable apartment REITs over a three-year period and on an absolute basis over a three-year period whereby both will vest 100% at the end of the three-year performance periods. The portion of the restricted stock grant based upon FFO as Adjusted was valued for compensation expense purposes based upon the closing sales price of UDR common stock on the date of grant or $35.95 per share. Because LTIP Units are granted at the maximum potential payout and there is uncertainty associated with an LTIP Unit reaching parity with the value of a share of UDR common stock, the portion of the LTIP Unit grant based upon the one-year FFO as Adjusted was valued for compensation expense purposes at $16.18 per unit on the grant date, inclusive of a 10% discount, and the portion of the LTIP Unit grant based upon the three-year FFO as Adjusted was valued for compensation expense purposes at $16.63 per unit on the grant date, inclusive of a 7.5% discount. The portion of the restricted stock grant based upon TSR was valued for compensation expense purposes at $44.26 per share for the relative component and $31.40 per share for the absolute component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 23.0%. The portion of the LTIP Unit grant based upon TSR was valued for compensation expense purposes at $20.54 per unit, inclusive of a 7.5% discount, for the relative component and $14.71 per unit, inclusive of a 7.5% discount, for the absolute component on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 23.0%.

For the years ended December 31, 2019, 2018, and 2017, we recognized $12.4 million, $9.9 million and $8.9 million, respectively, of compensation expense, net of capitalization, related to the amortization of the awards. The total remaining compensation cost on unvested LTI awards was $9.8 million and had a weighted average remaining contractual life of 1.4 years as of December 31, 2019.

Profit Sharing Plan

Our profit sharing plan (the “Plan”) is a defined contribution plan covering all eligible full-time employees. Under the Plan, UDR makes discretionary profit sharing and matching contributions to the Plan as determined by the Compensation Committee of the Board of Directors. Aggregate provisions for contributions, both matching and discretionary, which are included in UDR’s Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017, was $1.2 million, $1.3 million, and $1.3 million, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

11. INCOME TAXES

For 2019, 2018, and 2017, UDR believes that we have complied with the REIT requirements specified in the Code. As such, the REIT would generally not be subject to federal income taxes.

For income tax purposes, distributions paid to common stockholders may consist of ordinary income, qualified dividends, capital gains, unrecaptured section 1250 gains, return of capital, or a combination thereof. Distributions that exceed our current and accumulated earnings and profits constitute a return of capital rather than taxable income and reduce the stockholder’s basis in their common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the common shares, it generally will be treated as a gain from the sale or exchange of that stockholder’s common shares. Taxable distributions paid per common share were taxable as follows for the years ended December 31, 2019, 2018 and 2017 (unaudited):

	Year Ended December 31,
	2019	2018	2017
Ordinary income	$0.981	$0.774	$1.018
Qualified ordinary income	0.004	0.006	0.011
Long-term capital gain	0.021	0.058	0.133
Unrecaptured section 1250 gain	0.063	0.233	0.063
Nondividend distributions	0.281	0.207	—
Total	$1.350	$1.278	$1.225

We have a TRS that is subject to federal and state income taxes. A TRS is a C-corporation which has not elected REIT status and as such is subject to United States federal and state income tax. The components of the provision for income taxes are as follows for the years ended December 31, 2019, 2018, and 2017 (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Income tax (benefit)/provision
Current
Federal	$1,466	$220	$(1,205)
State	735	396	407
Total current	2,201	616	(798)
Deferred
Federal	1,266	66	568
State	371	6	(10)
Total deferred	1,637	72	558
Total income tax (benefit)/provision	$3,838	$688	$(240)
Classification of income tax (benefit)/provision:
Continuing operations	$3,838	$688	$(240)

Deferred income taxes are provided for the change in temporary differences between the basis of certain assets and liabilities for financial reporting purposes and income tax reporting purposes. The expected future tax rates are based

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

upon enacted tax laws. The components of our TRS deferred tax assets and liabilities are as follows for the years ended December 31, 2019, 2018, and 2017 (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Deferred tax assets:
Federal and state tax attributes	$22	$28	$8
Other	87	70	139
Total deferred tax assets	109	98	147
Valuation allowance	(19)	(16)	(9)
Net deferred tax assets	90	82	138
Deferred tax liabilities:
Book/tax depreciation and basis	(367)	—	—
Other investment ventures	(1,291)	(17)	—
Other	(67)	(67)	(67)
Total deferred tax liabilities	(1,725)	(84)	(67)
Net deferred tax assets/(liabilities)	$(1,635)	$(2)	$71

Income tax provision/(benefit), net from our TRS differed from the amounts computed by applying the U.S. statutory rate of 21% to pretax income/(loss) for the years ended December 31, 2019, and 2018 and 35% for the year ended 2017 as follows (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Income tax provision/(benefit)
U.S. federal income tax provision/(benefit)	$2,905	$321	$581
State income tax provision	1,013	527	493
Other items	(139)	(167)	(188)
New tax law benefit	—	—	(1,129)
ITC basis adjustment	56	—	—
Valuation allowance	3	7	3
Total income tax provision/(benefit)	$3,838	$688	$(240)

As of December 31, 2019, the Company had federal net operating loss carryovers (“NOL”) of $27.1 million expiring in 2032 through 2035 and state NOLs of $68.1 million expiring in 2020 through 2032. A portion of these attributes are still available to the subsidiary REITs, but are carried at a zero effective tax rate.

The Company’s Tax benefit/(provision), net was $(3.8) million and $(0.7) million for the years ended December 31, 2019 and 2018, respectively. The increase of $3.1 million was primarily attributable to a $2.0 million tax on a promoted interest and by $1.3 million on unrealized gains related to other investment ventures. GAAP defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The financial statements reflect expected future tax consequences of income tax positions presuming the taxing authorities’ full knowledge of the tax position and all relevant facts, but without considering time values. GAAP also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

The Company evaluates our tax position using a two-step process. First, we determine whether a tax position is more likely than not (greater than 50 percent probability) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company will then determine the amount of benefit to recognize and record the amount of the benefit that is more likely than not to be realized upon ultimate settlement. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax benefit/(provision), net. As of December 31, 2019 and 2018, UDR has no material unrecognized income tax benefits/(provisions).

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

The Company files income tax returns in federal and various state and local jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local income tax examination by tax authorities for years prior to 2014. The tax years 2016 through 2018 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2019	2018
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, December 31, 2018	$972,740	$948,138
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	183,884	43,552
Conversion of OP Units/DownREIT Units to Common Stock	(134,031)	(13,328)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	14,426	18,215
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(32,270)	(32,798)
OP Units Issued	—	4,320
Vesting of Long-Term Incentive Plan Units	14,742	4,397
Allocation of other comprehensive income/(loss)	(826)	244
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, December 31, 2019	$1,018,665	$972,740

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners and unvested LTIP Units in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was $(0.2) million, $(0.2) million, and $(0.2) million during the years ended December 31, 2019, 2018, and 2017, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of December 31, 2019 and 2018 are summarized as follows (dollars in thousands):

			Fair Value at December 31, 2019, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2019	2019	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable (a)	$153,650	$160,197	$—	$—	$160,197
Derivatives - Interest rate contracts (b)	6	6	—	6	—
Total assets	$153,656	$160,203	$—	$6	$160,197

Derivatives - Interest rate contracts (b)	$142	$142	$—	$142	$—
Secured debt instruments - fixed rate: (c)
Mortgage notes payable	906,228	898,329	—	—	898,329
Credit facilities	218,490	213,661	—	—	213,661
Secured debt instruments - variable rate: (c)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (c)
Working capital credit facility	16,583	16,583	—	—	16,583
Commercial paper program	300,000	300,000	—	—	300,000
Unsecured notes	3,263,152	3,397,622	—	—	3,397,622
Total liabilities	$4,731,595	$4,853,337	$—	$142	$4,853,195

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (d)	$1,018,665	$1,018,665	$—	$1,018,665	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

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

There were no transfers into or out of any of the levels of the fair value hierarchy during the year ended December 31, 2019.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2019 and 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At December 31, 2019, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the years ended December 31, 2019, 2018, and 2017.

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

DECEMBER 31, 2019

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2019, 2018, and 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

During the year ended December 31, 2017, the Company recognized a loss of $0.1 million, reclassified from Accumulated other comprehensive income/(loss), net to Interest expense due to the de-designation of a cash flow hedge. No amounts were de-designated during the years ended December 31, 2019 and 2018.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through December 31, 2020, the Company estimates that an additional $1.7 million will be reclassified as a decrease to Interest expense.

As of December 31, 2019, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps (a)	4	$315,000
(a)	In addition to the interest rate swaps summarized above, the Company entered into an additional interest rate swap with a notional value of $315.0 million that will become effective in January 2020 upon the maturity of the interest rate swaps summarized above. Additionally, the Company had previously entered into two additional interest rate swaps with a notional value totaling $75.0 million that were subsequently terminated and settled during the year ended December 31, 2019 in conjunction with the July 2019 issuance of $300.0 million of senior unsecured medium-term notes as disclosed in Note 7, Secured and Unsecured, Net.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

resulted in no gain or loss for the years ended December 31, 2019 and 2018, and a loss of less than $0.1 million for the year ended December 31, 2017.

As of December 31, 2019, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	1	$19,880

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2019 and 2018 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018
Derivatives designated as hedging instruments:
Interest rate products	$6	$4,757	$142	$356

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017 (dollars in thousands):

							Gain/(Loss) Recognized in
				Gain/(Loss) Reclassified			Interest expense
	Unrealized holding gain/(loss)			from Accumulated OCI into			(Amount Excluded from
	Recognized in OCI			Interest expense			Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2019	2018	2017	2019	2018	2017	2019	2018	2017

Interest rate products	$(8,437)	$4,806	$1,802	$2,770	$1,948	$(1,271)	$—	$—	$(136)

	Year Ended
	December 31,
	2019	2018	2017
Total amount of Interest expense presented on the Consolidated Statements of Operations	$170,917	$134,168	$128,711

	Gain/(Loss) Recognized in
	Interest income and other income/(expense), net
Derivatives Not Designated as Hedging Instruments	2019	2018	2017

Interest rate products	$—	$—	(1)

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

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

As of December 31, 2019, the fair value of derivatives was in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, of less than $0.1 million.

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of December 31, 2019 and 2018 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
December 31, 2019	$6	$—	$6	$(3)	$—	$3

December 31, 2018	$4,757	$—	$4,757	$—	$—	$4,757
(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Liabilities	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Liabilities	Liabilities	Sheets	(a)	Instruments	Posted	Net Amount
December 31, 2019	$142	$—	$142	$(3)	$—	$139

December 31, 2018	$356	$—	$356	$—	$—	$356
(a)	Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

15. COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Commitments

The following summarizes the Company’s real estate commitments at December 31, 2019 (dollars in thousands):

	Number	UDR's		UDR's Remaining
	Properties	Investment (a)		Commitment
Wholly-owned — under development	3	$69,754		$208,723
Wholly-owned — redevelopment	2	15,744		19,756
Joint ventures:
Preferred equity investments	2	73,868	(b)	9,121	(c)
Other investments	-	13,598		8,100	(d)
Total		$172,964		$245,700
(a)	Represents UDR’s investment as of December 31, 2019.
(b)	Represents UDR’s investment in 1300 Fairmount and Modera Lake Merritt, which were under development as of December 31, 2019.
(c)	Represents UDR’s remaining commitment for 1300 Fairmount and Modera Lake Merritt.
(d)	Represents UDR’s remaining commitment for other investment ventures.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

property revenue to cover the regional supervision and accounting costs related to consolidated property operations, and land rent. UDR’s Chief Operating Decision Maker utilizes NOI as the key measure of segment profit or loss.

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2018 and held as of December 31, 2019. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
●	Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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

Revenue is measured based on consideration specified in contracts with customers. The Company recognizes revenue when it satisfies a performance obligation by providing the services specified in a contract to the customer. All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the years ended December 31, 2019, 2018, and 2017.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

monthly as the management services are provided and the fees are earned or upon a transaction whereby the Company earns a fee. Joint venture management and other fees are not allocable to a specific reportable segment or segments.

The following table details rental income and NOI for UDR’s reportable segments for the years ended December 31, 2019, 2018, and 2017, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

	Year Ended December 31,
	2019	2018	2017
Reportable apartment home segment lease revenue
Same-Store Communities (a)
West Region	$392,456	$377,259	$361,277
Mid-Atlantic Region	210,391	204,733	199,206
Southeast Region	113,175	109,189	104,106
Northeast Region	119,910	117,572	115,713
Southwest Region	54,516	52,970	51,949
Non-Mature Communities/Other	162,969	94,176	77,524
Total segment and consolidated lease revenue	$1,053,417	$955,899	$909,775

Reportable apartment home segment other revenue
Same-Store Communities (a)
West Region	$31,045	$28,493	$27,493
Mid-Atlantic Region	17,049	15,717	14,951
Southeast Region	13,557	13,045	12,361
Northeast Region	4,858	4,590	4,307
Southwest Region	5,312	5,281	5,152
Non-Mature Communities/Other	12,900	12,080	10,270
Total segment and consolidated other revenue	$84,721	$79,206	$74,534

Total reportable apartment home segment rental income
Same-Store Communities (a)
West Region	$423,501	$405,752	$388,770
Mid-Atlantic Region	227,440	220,450	214,157
Southeast Region	126,732	122,234	116,467
Northeast Region	124,768	122,162	120,020
Southwest Region	59,828	58,251	57,101
Non-Mature Communities/Other	175,869	106,256	87,794
Total segment and consolidated rental income	$1,138,138	$1,035,105	$984,309

Reportable apartment home segment NOI
Same-Store Communities (a)
West Region	$321,890	$306,307	$291,265
Mid-Atlantic Region	159,665	153,670	150,126
Southeast Region	88,467	85,220	80,726
Northeast Region	83,832	84,059	83,569
Southwest Region	36,589	34,506	34,439
Non-Mature Communities/Other	117,860	68,353	58,378
Total segment and consolidated NOI	808,303	732,115	698,503
Reconciling items:
Joint venture management and other fees	14,055	11,754	11,482
Property management	(32,721)	(28,465)	(27,068)
Other operating expenses	(13,932)	(12,100)	(9,060)
Real estate depreciation and amortization	(501,257)	(429,006)	(430,054)
General and administrative	(51,533)	(46,983)	(48,566)
Casualty-related (charges)/recoveries, net	(474)	(2,121)	(4,335)
Other depreciation and amortization	(6,666)	(6,673)	(6,408)
Gain/(loss) on sale of real estate owned	5,282	136,197	43,404
Income/(loss) from unconsolidated entities	137,873	(5,055)	31,257
Interest expense	(170,917)	(134,168)	(128,711)
Interest income and other income/(expense), net	15,404	6,735	1,971
Tax (provision)/benefit, net	(3,838)	(688)	240
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(14,426)	(18,215)	(10,933)
Net (income)/loss attributable to noncontrolling interests	(188)	(221)	(164)
Net income/(loss) attributable to UDR, Inc.	$184,965	$203,106	$121,558
(a)	Same-Store Community population consisted of 37,959 apartment homes.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2019

The following table details the assets of UDR’s reportable segments as of December 31, 2019 and 2018 (dollars in thousands):

	December 31,	December 31,
	2019	2018
Reportable apartment home segment assets:
Same-Store Communities (a):
West Region	$3,810,672	$3,763,366
Mid-Atlantic Region	2,350,341	2,317,369
Southeast Region	806,830	779,310
Northeast Region	1,500,597	1,491,994
Southwest Region	456,140	447,305
Non-Mature Communities/Other	3,677,521	1,396,815
Total segment assets	12,602,101	10,196,159
Accumulated depreciation	(4,131,353)	(3,654,160)
Total segment assets — net book value	8,470,748	6,541,999
Reconciling items:
Cash and cash equivalents	8,106	185,216
Restricted cash	25,185	23,675
Notes receivable, net	153,650	42,259
Investment in and advances to unconsolidated joint ventures, net	588,262	780,869
Operating lease right-of-use assets	204,225	—
Other assets	186,296	137,710
Total consolidated assets	$9,636,472	$7,711,728
(a)	Same-Store Community population consisted of 37,959 apartment homes.

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

DECEMBER 31, 2019

17. UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA

Selected consolidated quarterly financial data for the years ended December 31, 2019 and 2018 is summarized in the table below (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2019
Rental income	$267,922	$278,463	$289,008	$302,745
Net income/(loss)	26,602	38,318	29,422	105,237
Net income/(loss) attributable to common stockholders (a)	23,492	34,588	26,173	96,928
Income/(loss) attributable to common stockholders per weighted average common share (a):
Basic	$0.08	$0.12	$0.09	$0.33
Diluted	$0.08	$0.12	$0.09	$0.33
Weighted average number of common shares outstanding:
Basic	277,002	281,960	288,706	293,107
Diluted	277,557	282,575	289,529	294,073
2018
Rental income	$250,483	$256,634	$263,256	$264,732
Net income/(loss)	89,225	22,444	20,258	89,615
Net income/(loss) attributable to common stockholders (a)	80,801	19,630	17,639	81,168
Income/(loss) attributable to common stockholders per weighted average common share (a):
Basic	$0.30	$0.07	$0.07	$0.30
Diluted	$0.30	$0.07	$0.07	$0.30
Weighted average number of common shares outstanding:
Basic	267,546	267,311	267,727	270,107
Diluted	269,208	268,890	268,861	270,755
(a)	Due to the quarterly pro-rata calculation of noncontrolling interest and rounding, the sum of the quarterly per share and/or dollar amounts may not equal the annual totals.

(1)

[This page is intentionally left blank.]

Report of Independent Registered Public Accounting Firm

The Partners
United Dominion Realty, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Dominion Realty, L.P. (the “Partnership”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income/loss, changes in capital, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Denver, Colorado

February 18, 2020

UNITED DOMINION REALTY, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit data)

	December 31,	December 31,
	2019	2018
ASSETS
Real estate owned:
Real estate held for investment	$3,875,160	$3,811,985
Less: accumulated depreciation	(1,796,568)	(1,658,161)
Total real estate owned, net of accumulated depreciation	2,078,592	2,153,824
Cash and cash equivalents	24	125
Restricted cash	13,998	13,563
Investment in unconsolidated entities	76,222	103,026
Operating lease right-of-use assets	205,668	—
Other assets	24,241	34,052
Total assets	$2,398,745	$2,304,590
LIABILITIES AND CAPITAL
Liabilities:
Secured debt, net	$99,071	$26,929
Notes payable due to the General Partner	637,233	700,115
Operating lease liabilities	200,001	—
Real estate taxes payable	2,801	2,699
Accrued interest payable	217	32
Security deposits and prepaid rent	17,946	15,250
Distributions payable	63,364	59,461
Accounts payable, accrued expenses, and other liabilities	12,226	14,215
Total liabilities	1,032,859	818,701

Commitments and contingencies (Note 11)

Capital:
Partners’ capital:
General partner:
110,883 OP Units outstanding at December 31, 2019 and December 31, 2018	859	950
Limited partners:
183,952,659 and 183,525,660 OP Units outstanding at December 31, 2019 and December 31, 2018, respectively	1,347,622	1,471,120
Total partners’ capital	1,348,481	1,472,070
Noncontrolling interests	17,405	13,819
Total capital	1,365,886	1,485,889
Total liabilities and capital	$2,398,745	$2,304,590

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

	Year Ended December 31,
	2019	2018	2017
REVENUES:
Rental income	$441,773	$431,920	$419,377

OPERATING EXPENSES:
Property operating and maintenance	67,710	67,400	67,493
Real estate taxes and insurance	51,057	47,140	45,043
Property management	12,701	11,878	11,533
Other operating expenses	9,488	8,864	6,833
Real estate depreciation and amortization	139,975	143,481	152,473
General and administrative	18,014	16,889	17,875
Casualty-related charges/(recoveries), net	853	951	1,922
Total operating expenses	299,798	296,603	303,172
Gain/(loss) on sale of real estate owned	—	75,507	41,272
Operating income	141,975	210,824	157,477

Income/(loss) from unconsolidated entities	(8,313)	43,496	(19,256)
Interest expense	(1,639)	(8,733)	(18,156)
Interest expense on notes payable due to the General Partner	(28,028)	(14,102)	(12,210)
Net income/(loss)	103,995	231,485	107,855
Net (income)/loss attributable to noncontrolling interests	(1,832)	(1,722)	(1,548)
Net income/(loss) attributable to OP unitholders	$102,163	$229,763	$106,307

Net income/(loss) per weighted average OP Unit - basic and diluted	$0.56	$1.25	$0.58

Weighted average OP Units outstanding - basic and diluted	184,034	183,609	183,344

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income/(loss)	$103,995	$231,485	$107,855
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	—	—	106
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	—	—	106
Comprehensive income/(loss)	103,995	231,485	107,961
Comprehensive (income)/loss attributable to noncontrolling interests	(1,832)	(1,722)	(1,548)
Comprehensive income/(loss) attributable to OP unitholders	$102,163	$229,763	$106,413

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL

(In thousands)

		Limited			Accumulated		Advances
	Class A	Partners	UDR, Inc.		Other	Total	(to)/from
	Limited	and LTIP	Limited	General	Comprehensive	Partners’	General	Noncontrolling
	Partner	Units	Partner	Partner	Income/(Loss), net	Capital	Partner	Interests	Total
Balance at December 31, 2016	$63,901	$269,928	$1,243,460	$1,026	$(113)	$1,578,202	$19,659	$20,638	$1,618,499
Net income/(loss)	1,015	4,270	100,957	65	—	106,307	—	1,548	107,855
Distributions	(2,328)	(9,704)	(215,922)	(136)	—	(228,090)	—	—	(228,090)
OP Unit redemptions for common shares of UDR	—	(288)	288	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	4,886	11,599	(16,485)	—	—	—	—	—	—
Long-Term Incentive Plan Unit grants	—	7,763	—	—	—	7,763	—	—	7,763
Unrealized gain/(loss) on derivative financial investments	—	—	—	—	113	113	—	(6)	107
Net change in advances (to)/from the General Partner	—	—	—	—	—	—	378,240	(9,244)	368,996
Balance at December 31, 2017	67,474	283,568	1,112,298	955	—	1,464,295	397,899	12,936	1,875,130
Net income/(loss)	2,221	9,977	217,426	139	—	229,763	—	1,722	231,485
Distributions	(2,328)	(10,718)	(224,637)	(144)	—	(237,827)	—	—	(237,827)
OP Unit redemptions for common shares of UDR	—	(416)	416	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	2,034	4,295	(6,329)	—	—	—	—	—	—
Long-Term Incentive Plan Unit grants	—	15,839	—	—	—	15,839	—	—	15,839
Conversion of Advances (to)/from the General Partner to notes payable	—	—	—	—	—	—	(257,204)	—	(257,204)
Net change in advances (to)/from the General Partner	—	—	—	—	—	—	(140,695)	(839)	(141,534)
Balance at December 31, 2018	69,401	302,545	1,099,174	950	—	1,472,070	—	13,819	1,485,889
Net income/(loss)	971	3,404	97,727	61	—	102,163	—	1,832	103,995
Distributions	(2,396)	(9,063)	(241,207)	(152)	—	(252,818)	—	—	(252,818)
OP Unit redemptions for common shares of UDR	—	(79,010)	79,010	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	13,827	39,638	(53,465)	—	—	—	—	—	—
Long-Term Incentive Plan Unit grants	—	27,066	—	—	—	27,066	—	—	27,066
Net contributions/(distributions) to/(from) noncontrolling interests	—	—	—	—	—	—	—	1,754	1,754
Balance at December 31, 2019	$81,803	$284,580	$981,239	$859	$—	$1,348,481	$—	$17,405	$1,365,886

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating Activities
Net income/(loss)	$103,995	$231,485	$107,855
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	139,975	143,481	152,473
(Gain)/loss on sale of real estate owned	—	(75,507)	(41,272)
(Income)/loss from unconsolidated entities	8,313	(43,496)	19,256
Other	3,534	1,771	5,642
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	1,084	(3,260)	(3,992)
Increase/(decrease) in operating liabilities	(1,808)	1,194	(4,705)
Net cash provided by/(used in) operating activities	255,093	255,668	235,257

Investing Activities
Acquisition of real estate assets	—	—	(137,332)
Proceeds from sales of real estate investments, net	—	98,533	67,985
Capital expenditures and other major improvements — real estate assets	(62,397)	(44,227)	(53,346)
Distributions received from unconsolidated entities	18,491	17,377	16,704
Net cash provided by/(used in) investing activities	(43,906)	71,683	(105,989)

Financing Activities
Advances (to)/from the General Partner, net	—	(348,381)	163,196
Proceeds from the issuance of secured debt	72,500	—	—
Payments on secured debt	—	(133,205)	(275,345)
Issuance/(repayment) of notes payable to the General Partner	(272,913)	169,577	—
Distributions paid to partnership unitholders	(10,064)	(12,705)	(11,694)
Other	(376)	(1,821)	(5,003)
Net cash provided by/(used in) financing activities	(210,853)	(326,535)	(128,846)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	334	816	422
Cash, cash equivalents, and restricted cash, beginning of year	13,688	12,872	12,450
Cash, cash equivalents, and restricted cash, end of year	$14,022	$13,688	$12,872

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$38,400	$17,173	$24,331
Non-cash transactions:
Development costs and capital expenditures incurred but not yet paid	2,913	2,056	2,032
Recognition of operating lease right-of-use assets	94,174	—	—
Recognition of operating lease liabilities	88,161	—	—
Right-of-use assets obtained in exchange for operating lease liabilities remeasurements	112,498	—	—
LTIP Unit grants	27,066	15,839	7,763
Distributions declared but not yet paid	63,364	59,461	57,025
Conversion of Advances (to)/from the General Partner to notes payable	—	257,204	—

The following reconciles cash, cash equivalents, and restricted cash to the total of the same amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year
Cash and cash equivalents	$125	$293	$756
Restricted cash	13,563	12,579	11,694
Total cash, cash equivalents, and restricted cash as shown above	$13,688	$12,872	$12,450
Cash, cash equivalents, and restricted cash, end of year
Cash and cash equivalents	$24	$125	$293
Restricted cash	13,998	13,563	12,579
Total cash, cash equivalents, and restricted cash as shown above	$14,022	$13,688	$12,872

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

1. CONSOLIDATION AND BASIS OF PRESENTATION

United Dominion Realty, L.P. (“UDR, L.P.,” the “Operating Partnership,” “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the years ended December 31, 2019, 2018, and 2017, rental revenues of the Operating Partnership represented 39%, 42%, and 43%, respectively, of the General Partner’s consolidated rental revenues. As of December 31, 2019, the Operating Partnership’s apartment portfolio consisted of 52 communities located in 15 markets consisting of 16,434 apartment homes.

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

As of December 31, 2019, there were 184.1 million OP Units outstanding, of which 176.2 million, or 95.7%, were owned by UDR and affiliated entities and 7.9 million, or 4.3%, were owned by outside limited partners. There were 183.6 million OP Units outstanding as of December 31, 2018, of which 174.2 million, or 94.9%, were owned by UDR and affiliated entities and 9.4 million, or 5.1%, were owned by outside limited partners. See Note 10, Capital Structure.

As sole general partner of the Operating Partnership, UDR owned all 0.1 million general partner OP units, or 0.1%, of the total OP Units outstanding as of December 31, 2019 and 2018. At December 31, 2019 and 2018, there were 184.0 million and 183.5 million, respectively, of limited partner OP Units outstanding, of which 1.9 million were Class A Limited Partnership Units as of both periods. Of the limited partner OP Units outstanding, UDR owned 176.1 million, or 95.7%, and 174.1 million, or 94.8%, at December 31, 2019 and 2018, respectively. The remaining 7.9 million, or 4.3%, and 9.4 million, or 5.1%, of the limited partner OP Units outstanding were held by outside limited partners at December 31, 2019 and 2018, respectively, of which 1.8 million were Class A Limited Partnership units as of both periods. See Note 10, Capital Structure.

The Operating Partnership evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted.

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, and to present the net amount of the financial instrument expected to be collected. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which amends the transition requirements and scope of ASU 2016-13 and clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. The updated standard became effective for the Operating Partnership on January 1, 2020 and is to be adopted on a modified retrospective basis through a cumulative-effect adjustment to retained earnings on that date. While we are currently evaluating the impact ASU 2016-13 will have on our consolidated financial statements and related disclosures, we do not expect the updated standard to have a material impact on the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

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

Upon adoption of the standard on January 1, 2019, the Operating Partnership recognized right-of-use assets of $94.2 million and lease liabilities of $88.2 million. The right-of-use assets included $6.0 million of prepaid rent and intangible assets that was included within Other assets on our Consolidated Balance Sheets as of December 31, 2018.

The lease liabilities represent the present value of the remaining minimum lease payments as of January 1, 2019 related to ground leases for communities where we are the lessee. The right-of-use assets represent our right to use an underlying asset for the lease term, which are calculated utilizing the lease liabilities plus any prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. Our right-of-use assets and related lease liabilities recognized as of January 1, 2019 may change as a result of updates to the projected future minimum lease payments. Certain of our ground lease agreements where we are the lessee have future minimum lease payments that reset in the future based upon a percentage of the fair market value of the land at the time of the reset. The Operating Partnership will continue to recognize lease expense for these leases in a manner similar to previous accounting based on our election of the package of practical expedients. However, in the event we modify existing ground leases and/or enter into new ground leases subsequent to the adoption of the standard, such leases would likely be classified as finance leases under the standard and require expense recognition based on the effective interest method. Under the standard, initial direct costs for both lessees and lessors will include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, subsequent to the adoption of the standard, we are expensing non-incremental leasing costs as incurred.

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

Real Estate

Real estate assets held for investment are carried at historical cost and consist of land, land improvements, buildings and improvements, furniture, fixtures and equipment and other costs incurred during their development, acquisition and redevelopment.

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

DECEMBER 31, 2019

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

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which are 30 to 55 years for buildings, 10 to 35 years for major improvements, and 3 to 10 years for furniture, fixtures, equipment, and other assets.

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Operating Partnership capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the years ended December 31, 2019, 2018, and 2017 were $0.8 million, less than $0.1 million, and $0.5 million, respectively. During the years ended December 31, 2019, 2018, and 2017, total interest capitalized was $0.2 million, less than $0.1 million, and less than $0.1 million, respectively. As each home in a capital project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization on the related portion and depreciation commences over the estimated useful life.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

Restricted Cash

Restricted cash primarily consists of escrow deposits held by lenders for real estate taxes, insurance and replacement reserves, and security deposits.

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

To the extent that the Operating Partnership acquires a controlling financial interest in a property that it previously accounted for as an equity method investment, the Operating Partnership will not remeasure its previously held interest if the acquisition is treated as an asset acquisition. The Operating Partnership will include the carrying amount of its previously held equity method interest along with the consideration paid and transaction costs incurred in determining the amounts to allocate to the related assets and liabilities acquired on its Consolidated Balance Sheets. When treated as an asset acquisition, the Operating Partnership will not recognize a gain on consolidation of a property.

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

DECEMBER 31, 2019

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

Advertising Costs

All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item Property operating and maintenance. During the years ended December 31, 2019, 2018, and 2017, total advertising expense was $1.9 million, $1.9 million, and $2.1 million, respectively.

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in capital during each period from transactions and other events and circumstances from nonowner sources, including all changes in capital during a period except for those resulting from investments by or distributions to unitholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the years ended December 31, 2019, 2018, and 2017, the Operating Partnership’s other comprehensive income/(loss) consisted of the gain/(loss) (effective portion) on derivative instruments that are designated as and qualify as cash flow hedges and (gain)/loss reclassified from other comprehensive income/(loss) into earnings. The (gain)/loss reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 9, Derivatives and Hedging Activity, for further discussion.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

Market Concentration Risk

The Operating Partnership is subject to increased exposure from economic and other competitive factors specific to those markets where it holds a significant percentage of the carrying value of its real estate portfolio at December 31, 2019, the Operating Partnership held greater than 10% of the carrying value of its real estate portfolio in each of the Orange County, California, San Francisco, California; Metropolitan D.C. and New York, New York markets.

3. REAL ESTATE OWNED

Real estate assets owned by the Operating Partnership consist of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. At December 31, 2019, the Operating Partnership owned and consolidated 52 communities in nine states plus the District of Columbia totaling 16,434 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of December 31, 2019 and 2018 (dollars in thousands):

	December 31,	December 31,
	2019	2018
Land	$711,256	$711,256
Depreciable property — held and used:
Land improvements	96,864	92,000
Buildings, improvements, and furniture, fixtures and equipment	3,067,040	3,008,729
Real estate owned	3,875,160	3,811,985
Accumulated depreciation	(1,796,568)	(1,658,161)
Real estate owned, net	$2,078,592	$2,153,824

Acquisitions

The Operating Partnership did not have any acquisitions of real estate during the years ended December 31, 2019 and 2018.

Dispositions

The Operating Partnership did not have any dispositions of real estate during the year ended December 31, 2019.

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

DECEMBER 31, 2019

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

As of December 31, 2019, the DownREIT Partnership owned 12 communities with 5,657 apartment homes. The Operating Partnership’s investment in the DownREIT Partnership was $76.2 million and $103.0 million as of December 31, 2019 and 2018, respectively.

In December 2018, the DownREIT Partnership sold an operating community in Fairfax, Virginia with a total of 604 apartment homes for gross proceeds of $150.7 million. As a result, the Operating Partnership recorded a gain of $51.1 million, which is included in Income/(loss) from unconsolidated entities on the Consolidated Statement of Operations.

Condensed summary financial information relating to the DownREIT Partnership (not just our proportionate share), is presented below for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	December 31,	December 31,
	2019	2018
Total real estate, net	$1,106,703	$1,167,720
Cash and cash equivalents	20	39
Note receivable from the General Partner	222,853	221,022
Other assets	4,829	5,561
Total assets	$1,334,405	$1,394,342

Secured debt, net	$427,592	$431,735
Other liabilities	28,087	26,597
Total liabilities	455,679	458,332
Total capital	$878,726	$936,010

	Year Ended
	December 31,
	2019	2018	2017
Total revenue	$128,621	$138,121	$134,669
Property operating expenses	(51,747)	(56,998)	(55,487)
Real estate depreciation and amortization	(82,283)	(85,872)	(84,000)
Gain/(loss) on sale of real estate	—	24,053	—
Operating income/(loss)	(5,409)	19,304	(4,818)
Interest expense	(15,648)	(14,456)	(14,483)
Other income/(loss)	8,061	4,884	4,718
Net income/(loss)	$(12,996)	$9,732	$(14,583)

5. LEASES

Lessee - Ground and Equipment Leases

The Operating Partnership owns six communities that are subject to ground leases, under which the Operating Partnership is the lessee, expiring between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases existed as of the adoption of the new lease accounting guidance on January 1, 2019 and

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

we did not reassess lease classification per the practical expedient provided by the standard. As such, these leases will continue to be classified as operating leases through the lease term expiration. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. In addition, the Operating Partnership leases equipment at six communities from the General Partner, which expire in 2029. We currently do not hold any finance leases.

As of December 31, 2019, the Operating lease right-of-use assets was $205.7 million and the Operating lease liabilities was $200.0 million on our Consolidated Balance Sheets related to our ground and equipment leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Operating Partnership’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 44.4 years at December 31, 2019 and the weighted average discount rate was 5.0% at December 31, 2019.

Future minimum lease payments and total operating lease liabilities from our ground and equipment leases as of December 31, 2019 are as follows (dollars in thousands):

	Ground Leases	Equipment Leases	Total
2020	$12,442	$152	$12,594
2021	12,442	156	12,598
2022	12,442	159	12,601
2023	12,442	163	12,605
2024	12,442	166	12,608
Thereafter	455,221	869	456,090
Total future minimum lease payments (undiscounted)	517,431	1,665	519,096
Difference between future undiscounted cash flows and discounted cash flows	(318,873)	(222)	(319,095)
Total operating lease liabilities (discounted)	$198,558	$1,443	$200,001

For purposes of recognizing our ground lease contracts, the Operating Partnership uses the minimum lease payments, if stated in the agreement. For ground lease agreements where there is a rent reset provision based on a change in an index or a rate (i.e., changes in fair market rental rates or changes in the consumer price index) but that does not include a specified minimum lease payment, the Operating Partnership uses the current rent over the remainder of the lease term. If there is a contingency, upon which some or all of the variable lease payments that will be paid over the remainder of the lease term are based, which is resolved such that those payments now meet the definition of lease payments, the Operating Partnership will remeasure the right-of-use asset and lease liability on the reset date. For the year ended December 31, 2019, Operating lease right-of-use assets and Operating lease liabilities increased by $111.1 million due to future minimum payments on two of our ground leases becoming fixed for the remainder of their terms. For the year ended December 31, 2019, Operating lease right-of-use assets and Operating lease liabilities increased by $1.4 million due to the Operating Partnership entering into new equipment leases.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

The components of operating lease expenses from our ground and equipment leases were as follows (dollars in thousands):

Year Ended
December 31, 2019
Ground lease expense:
Contractual ground lease rent expense	$8,272
Variable ground lease expense (a)	664
Total ground lease expense (b)	8,936
Contractual equipment lease expense (b)	19
Total operating lease expense (c) (d)	$8,955
(a)	Variable ground lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of income of the lessee.
(b)	Ground lease and equipment lease expense is reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the year ended December 31, 2019, Operating lease right-of-use assets and Operating lease liabilities amortized by $1.0 million and $0.7 million, respectively. The Operating Partnership recorded $0.3 million of total operating lease expense during the year ended December 31, 2019, due to the net impact of the amortization.
(d)	No leases qualified for the short-term lease exception during the year ended December 31, 2019. As such, short-term lease expense was zero for the year ended December 31, 2019.

As of December 31, 2018, in accordance with previously applicable lease accounting guidance, ASC 840, Leases, the future minimum lease payments from our ground leases were as follows;

Future minimum lease payments as of December 31, 2018 were $4.9 million for each of the years ending December 31, 2019 to 2023 and a total of $313.9 million for years thereafter.

The Operating Partnership incurred $7.3 million and $6.2 million of ground rent expense for the years ended December 31, 2018 and 2017, respectively. These costs are reported within the line item Other Operating Expenses on the Consolidated Statements of Operations.

Lessor - Apartment Home, Retail and Commercial Leases

The Operating Partnership’s communities and retail and commercial space are leased to tenants under operating leases. As of December 31, 2019, our apartment home leases generally have initial terms of 12 months or less and represent 98.4% of our total lease revenue. As of December 31, 2019, our retail and commercial space leases generally have initial terms between 5 and 15 years and represent approximately 1.6% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential increases in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates due to market-based or fixed-price renewal options and certain other conditions. (See Note 12, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

Future minimum lease payments from our retail and commercial leases as of December 31, 2019 are as follows (dollars in thousands):

Retail and Commercial Leases
2020	$7,733
2021	7,395
2022	6,791
2023	6,466
2024	5,801
Thereafter	13,826
Total future minimum lease payments (a)	$48,012
(a)	We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months of less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Operating Partnership recorded variable percentage rents of $0.1 million during the year ended December 31, 2019.

6. DEBT, NET

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of December 31, 2019 and 2018 (dollars in thousands):

	Principal Outstanding		As of December 31, 2019
				Weighted
			Weighted	Average
	December 31,	December 31,	Average	Years to	Communities
	2019	2018	Interest Rate	Maturity	Encumbered
Fixed Rate Debt
Mortgage note payable	$72,500	$—	3.10%	10.1	1
Deferred financing costs	(365)	—
Total fixed rate secured debt, net	72,135	—	3.10%	10.1	1
Variable Rate Debt
Tax-exempt secured note payable	$27,000	$27,000	1.79%	12.2	1
Deferred financing costs	(64)	(71)
Total Secured Debt, Net	$99,071	$26,929	2.78%	10.7	2

The Operating Partnership may from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The Operating Partnership did not have any unamortized fair value adjustments associated with the secured debt instruments on the Operating Partnership’s properties.

Fixed Rate Debt

Mortgage notes payable. During the year ended December 31, 2019, the Operating Partnership entered into a fixed rate mortgage note payable for $72.5 million with an interest rate of 3.10%. Interest payments are due monthly and the note matures in February 2030.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

Variable Rate Debt

Tax-exempt secured note payable. The variable rate mortgage note payable that secures a tax-exempt housing bond issue that matures in March 2032. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 1.79% as of December 31, 2019.

Guarantor on Unsecured Debt

The Operating Partnership is the guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, an unsecured commercial paper program with an aggregate borrowing capacity of $500 million, a $350 million term loan due September 2023, $300 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025, $300 million of medium-term notes due September 2026, $300 million of medium-term notes due July 2027, $300 million of medium-term notes due January 2028, $300 million of medium-term notes due January 2029, $400 million of medium-term notes due January 2030, $400 million of medium-term notes due August 2031, and $300 million of medium-term notes due November 2034. As of December 31, 2019 and 2018, the General Partner did not have an outstanding balance under the unsecured revolving credit facility and had $300.0 million and $101.1 million, respectively, outstanding under its unsecured commercial paper program.

7. RELATED PARTY TRANSACTIONS

Shared Services Agreement

The Operating Partnership self-manages its own properties and is party to an Inter-Company Employee and Cost Sharing Agreement with the General Partner. This agreement provides for reimbursements to the General Partner for the Operating Partnership’s allocable share of costs incurred by the General Partner for (a) general and administrative costs, and (b) shared services of corporate level property management employees and related support functions and costs.

Allocation of General and Administrative Expenses

The General Partner shares various general and administrative costs with the Operating Partnership including legal assistance, acquisitions analysis, marketing, human resources, IT, accounting, rent, supplies and advertising, and allocates these costs to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on the reasonably anticipated benefits to the parties. The general and administrative expenses allocated to the Operating Partnership by UDR were $13.8 million, $13.5 million, and $14.0 million during the years ended December 31, 2019, 2018 and 2017, respectively, and are included in General and administrative on the Consolidated Statements of Operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.

During the years ended December 31, 2019, 2018 and 2017, the Operating Partnership also reimbursed the General Partner $16.9 million, $15.2 million, and $15.4 million, respectively, for shared services related to corporate level property management costs incurred by the General Partner. These shared cost reimbursements are initially recorded within the line item General and administrative on the Consolidated Statements of Operations, and a portion related to property management costs is reclassified to Property management on the Consolidated Statements of Operations.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

Notes Payable to the General Partner

The following table summarizes the Operating Partnership’s Notes payable due to General Partner as of December 31, 2019 and 2018 (dollars in thousands):

	Interest rate at	Balance Outstanding
	December 31,	December 31,	December 31,
	2019	2019	2018
Note due August 2021	5.34%	$5,500	$5,500
Note due December 2023	5.18%	83,196	83,196
Note due April 2026	4.12%	184,638	184,638
Note due November 2028	4.69%	133,205	133,205
Note due December 2028 (a)	3.43%	230,694	293,576
Total notes payable due to the General Partner		$637,233	$700,115
(a)	In December 2018, the Operating Partnership converted the remaining outstanding portion of the Advances (to)/from the General Partner capital balance in connection with entering into an unsecured revolving note payable with the General Partner. There is no limit on the total commitments under this note. Interest is incurred on the unpaid principal balance at a variable interest rate equivalent to the General Partner’s weighted average interest rate on borrowings, or 3.43% as of December 31, 2019. The note matures on December 1, 2028. To the extent there is an outstanding principal balance on the revolving note payable, the General Partner, at its discretion, can demand payment at any time prior to the stated maturity date of the note.

Certain limited partners of the Operating Partnership have provided guarantees or reimbursement agreements related to these notes payable. The guarantees were provided by the limited partners in conjunction with their contribution of properties to the Operating Partnership. The Operating Partnership recognized interest expense on the notes payable of $28.0 million, $14.1 million and $12.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of December 31, 2019 and 2018 are summarized as follows (dollars in thousands):

			Fair Value at December 31, 2019, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2019	2019	(Level 1)	(Level 2)	(Level 3)
Description:
Secured debt instrument - fixed rate: (a)
Mortgage note payable	$72,500	$71,976	$—	$—	$71,976
Secured debt instrument - variable rate: (a)
Tax-exempt secured note payable	27,000	27,000	—	—	27,000
Total liabilities	$99,500	$98,976	$—	$—	$98,976

Fair Value at December 31, 2018, Using
Quoted
	Total		Prices in
	Carrying		Active
	Amount in		Markets
	Statement of		for Identical	Significant
	Financial	Fair Value	Assets	Other	Significant
	Position at	Estimate at	or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2018	2018	(Level 1)	(Level 2)	(Level 3)
Description:
Secured debt instrument - variable rate: (a)
Tax-exempt secured note payable	$27,000	$27,000	$—	$—	$27,000
Total liabilities	$27,000	$27,000	$—	$—	$27,000
(a)	See Note 6, Debt, Net.

There were no transfers into or out of each of the levels of the fair value hierarchy during the year ended December 31, 2019.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

Although the General Partner, on behalf of the Operating Partnership, has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2019 and 2018, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Financial Instruments Not Carried at Fair Value

As of December 31, 2019, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

The Operating Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Cash flow estimates are based upon historical results adjusted to reflect management’s best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. The General Partner’s estimates of fair value represent management’s estimates based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Operating Partnership did not incur any other-than-temporary impairments in the value of its investments in unconsolidated entities during the years ended December 31, 2019 and 2018.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

December 31, 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of and during the years ended December 31, 2019 and 2018, no derivatives designated as cash flow hedges were held by the Operating Partnership.

During the year ended December 31, 2017, the Operating Partnership recognized a loss of $0.1 million reclassified from Accumulated other comprehensive income/(loss), net to Interest expense due to the de-designation of a cash flow hedge. No amounts were de-designated during the years ended December 31, 2019 and 2018.

Amounts reported in Accumulated other comprehensive income/(loss), net related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is owed by the Operating Partnership. As of December 31, 2019, no derivatives designated as cash flow hedges were held by the Operating Partnership and, as a result, no amounts are anticipated to be reclassified as an increase to interest expense through December 31, 2020.

Derivatives not designated as hedges are not speculative and are used to manage the Operating Partnership’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in no gain or loss for the years ended December 31, 2019 and 2018 and a loss of less than $0.1 million for the year ended December 31, 2017.

As of December 31, 2019, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	1	$19,880

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

As of December 31, 2019 and December 31, 2018, the fair value of the Operating Partnership’s derivative financial instruments was zero.

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017 (dollars in thousands):

							Gain/(Loss) Recognized in
				Gain/(Loss) Reclassified			Interest expense
	Unrealized holding gain/(loss)			from Accumulated OCI into			(Amount Excluded from
	Recognized in OCI			Interest expense			Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2019	2018	2017	2019	2018	2017	2019	2018	2017
Interest rate products	$—	$—	$—	$—	$—	$—	$—	$—	$(106)

	Year Ended
	December 31,
	2019	2018	2017
Total amount of Interest expense presented on the Consolidated Statements of Operations (a)	$1,639	$8,733	18,156
(a)	Excludes Interest expense on notes payable due to the General Partner for the years ended December 31, 2019, 2018, and 2017.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

	Gain/(Loss) Recognized in
	Interest income and other
	income/(expense), net
Derivatives Not Designated as Hedging Instruments	2019	2018	2017
Interest rate products	$—	$—	$(1)

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

10. CAPITAL STRUCTURE

General Partnership Units

The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP Units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Limited Partnership Units. There were 0.1 million General Partnership units outstanding at December 31, 2019 and 2018, all of which were held by UDR.

Limited Partnership Units

As of December 31, 2019 and 2018, there were 184.0 million and 183.5 million, respectively, of limited partnership units outstanding, of which 1.9 million were Class A Limited Partnership Units for both periods. UDR owned 176.1 million, or 95.7%, and 174.1 million, or 94.9%, of OP Units outstanding at December 31, 2019 and 2018, respectively, of which 0.1 million were Class A Limited Partnership Units for both periods. The remaining 7.9 million, or 4.3%, and 9.4 million, or 5.1%, of OP Units outstanding were held by outside limited partners at December 31, 2019 and 2018, respectively, of which 1.8 million were Class A Limited Partnership Units for both periods.

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

The outside limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by outside limited partners was $366.4 million and $371.9 million as of December 31, 2019 and 2018, respectively, based on the value of UDR’s common stock at each

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.

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

The following table shows OP Units outstanding and OP Unit activity as of and for the years ended December 31, 2019, 2018, and 2017 (units in thousands):

			UDR, Inc.
	Class A			Class A
	Limited	Limited	Limited	Limited	General
	Partners	Partners	Partner	Partner	Partner	Total
Ending balance at December 31, 2016	1,752	7,297	173,998	121	111	183,279
Vesting of LTIP Units	—	72	—	—	—	72
OP redemptions for UDR stock	—	(8)	8	—	—	—
Ending balance at December 31, 2017	1,752	7,361	174,006	121	111	183,351
Vesting of LTIP Units	—	286	—	—	—	286
OP redemptions for UDR stock	—	(11)	11	—	—	—
Ending balance at December 31, 2018	1,752	7,636	174,017	121	111	183,637
Vesting of LTIP Units	—	427	—	—	—	427
OP redemptions for UDR stock	—	(1,969)	1,969	—	—	—
Ending balance at December 31, 2019	1,752	6,094	175,986	121	111	184,064

LTIP Units

UDR grants short-term and long-term incentive plan units (“LTIP Units”) to certain employees and non-employee directors. The LTIP Units represent an ownership interest in the Operating Partnership and have voting and distribution rights consistent with OP Units. The LTIP Units are subject to the terms of UDR’s long-term incentive plan.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

11. COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Commitments

The following summarizes the Operating Partnership’s real estate commitments at December 31, 2019 (dollars in thousands):

	Number		Operating Partnership's
	Properties	Investment	Remaining Commitment
Real estate communities - redevelopment	1	$8,073	$16,927

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

The Operating Partnership’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

● Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2018 and held as of December 31, 2019. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

● Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the years ended December 31, 2019, 2018, and 2017.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

The following table details rental income and NOI for the Operating Partnership’s reportable segments for the years ended December 31, 2019, 2018, and 2017, and reconciles NOI to Net income/(loss) attributable to OP unitholders on the Consolidated Statements of Operations (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Reportable apartment home segment lease revenue
Same-Store Communities (a)
West Region	$248,474	$238,886	$228,027
Mid-Atlantic Region	59,530	58,624	57,275
Southeast Region	50,795	49,132	46,946
Northeast Region	32,224	31,693	31,387
Non-Mature Communities/Other	36,735	40,547	43,127
Total segment and consolidated lease revenue	$427,758	$418,882	$406,762
Reportable apartment home segment other revenue
Same-Store Communities (a)
West Region	$7,873	$7,161	$6,996
Mid-Atlantic Region	1,975	1,765	1,730
Southeast Region	2,925	2,764	2,640
Northeast Region	646	622	589
Non-Mature Communities/Other	596	726	660
Total segment and consolidated other revenue	$14,015	13,038	$12,615
Total reportable apartment home segment rental income
Same-Store Communities (a)
West Region	$256,347	$246,047	$235,023
Mid-Atlantic Region	61,505	60,389	59,005
Southeast Region	53,720	51,896	49,586
Northeast Region	32,870	32,315	31,976
Non-Mature Communities/Other	37,331	41,273	43,787
Total segment and consolidated rental income	$441,773	431,920	$419,377
Reportable apartment home segment NOI
Same-Store Communities (a)
West Region	$196,302	$187,664	$177,228
Mid-Atlantic Region	42,413	41,642	40,292
Southeast Region	37,340	35,948	34,182
Northeast Region	24,103	24,578	24,510
Non-Mature Communities/Other	22,848	27,548	30,629
Total segment and consolidated NOI	$323,006	$317,380	$306,841
Reconciling items:
Property management	(12,701)	(11,878)	(11,533)
Other operating expenses	(9,488)	(8,864)	(6,833)
Real estate depreciation and amortization	(139,975)	(143,481)	(152,473)
General and administrative	(18,014)	(16,889)	(17,875)
Casualty-related (charges)/recoveries, net	(853)	(951)	(1,922)
Gain/(loss) on sale of real estate owned	—	75,507	41,272
Income/(loss) from unconsolidated entities	(8,313)	43,496	(19,256)
Interest expense	(29,667)	(22,835)	(30,366)
Net (income)/loss attributable to noncontrolling interests	(1,832)	(1,722)	(1,548)
Net income/(loss) attributable to OP unitholders	$102,163	$229,763	$106,307
(a)	Same-Store Community population consisted of 15,723 apartment homes.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2019

The following table details the assets of the Operating Partnership’s reportable segments as of December 31, 2019 and 2018 (dollars in thousands):

	December 31,	December 31,
	2019	2018
Reportable apartment home segment assets
Same-Store Communities (a):
West Region	$2,011,495	$1,981,007
Mid-Atlantic Region	669,417	663,083
Southeast Region	352,790	340,722
Northeast Region	408,703	406,149
Non-Mature Communities/Other	432,755	421,024
Total segment assets	3,875,160	3,811,985
Accumulated depreciation	(1,796,568)	(1,658,161)
Total segment assets - net book value	2,078,592	2,153,824
Reconciling items:
Cash and cash equivalents	24	125
Restricted cash	13,998	13,563
Investment in unconsolidated entities	76,222	103,026
Operating lease right-of-use assets	205,668	—
Other assets	24,241	34,052
Total consolidated assets	$2,398,745	$2,304,590
(a)	Same-Store Community population consisted of 15,723 apartment homes.

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

DECEMBER 31, 2019

13. UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA

Selected consolidated quarterly financial data for the years ended December 31, 2019 and 2018 is summarized in the table below (dollars in thousands, except per unit amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2019
Rental income	$108,334	$110,350	$111,700	$111,389
Income/(loss)	24,334	27,810	27,283	24,568
Income/(loss) attributable to OP unitholders	23,946	27,394	26,835	23,988
Income/(loss) attributable to OP unitholders per weighted average OP Unit — basic and diluted (a)	$0.13	$0.15	$0.15	$0.13
2018
Rental income	$106,592	$107,266	$109,539	$108,523
Income/(loss)	91,845	25,181	28,135	86,324
Income/(loss) attributable to OP unitholders	91,427	24,761	27,695	85,880
Income/(loss) attributable to OP unitholders per weighted average OP Unit — basic and diluted (a)	$0.50	$0.13	$0.15	$0.47
(a)	Quarterly net income/(loss) per weighted average OP Unit amounts may not total to the annual amounts.

[This page is intentionally left blank.]

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED

DECEMBER 31, 2019

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
WEST REGION
Harbor at Mesa Verde	$—	$20,476	$28,538	$49,014	$22,350	$22,175	$49,189	$71,364	$35,561	1965/2003	Jun-03
27 Seventy Five Mesa Verde	—	99,329	110,644	209,973	104,036	114,820	199,189	314,009	137,814	1979/2013	Oct-04
Huntington Vista	—	8,055	22,486	30,541	14,117	9,277	35,381	44,658	25,545	1970	Jun-03
Missions at Back Bay	—	229	14,129	14,358	3,822	10,990	7,190	18,180	5,486	1969	Dec-03
Eight 80 Newport Beach - North	—	62,516	46,082	108,598	45,252	69,131	84,719	153,850	60,216	1968/2000/2016	Oct-04
Eight 80 Newport Beach - South	—	58,785	50,067	108,852	35,651	60,953	83,550	144,503	56,092	1968/2000/2016	Mar-05
Foxborough	—	12,071	6,187	18,258	4,701	12,528	10,431	22,959	7,409	1969	Sep-04
1818 Platinum Triangle	—	16,663	51,905	68,568	4,031	17,074	55,525	72,599	30,618	2009	Aug-10
Beach & Ocean	—	12,878	—	12,878	39,374	13,114	39,138	52,252	12,871	2014	Aug-11
The Residences at Bella Terra	—	25,000	—	25,000	129,030	25,476	128,554	154,030	50,709	2013	Oct-11
Los Alisos at Mission Viejo	—	17,298	—	17,298	71,351	16,674	71,975	88,649	26,850	2014	Jun-04
The Residences at Pacific City	—	78,085	—	78,085	276,247	78,143	276,189	354,332	37,475	2018	Jan-14
Parallel	—	15,181	100,595	115,776	705	15,184	101,297	116,481	7,003	2018	Jan-19
ORANGE COUNTY, CA	—	426,566	430,633	857,199	750,667	465,539	1,142,327	1,607,866	493,649
2000 Post Street	—	9,861	44,578	54,439	36,423	14,406	76,456	90,862	43,622	1987/2016	Dec-98
Birch Creek	—	4,365	16,696	21,061	9,895	1,376	29,580	30,956	17,725	1968	Dec-98
Highlands Of Marin	—	5,996	24,868	30,864	28,751	7,995	51,620	59,615	37,583	1991/2010	Dec-98
Marina Playa	—	6,224	23,916	30,140	13,977	1,242	42,875	44,117	24,745	1971	Dec-98
River Terrace	—	22,161	40,137	62,298	7,850	22,911	47,237	70,148	32,060	2005	Aug-05
CitySouth	—	14,031	30,537	44,568	38,610	16,545	66,633	83,178	48,737	1972/2012	Nov-05
Bay Terrace	—	8,545	14,458	23,003	7,231	11,637	18,597	30,234	12,278	1962	Oct-05
Highlands of Marin Phase II	—	5,353	18,559	23,912	11,287	5,777	29,422	35,199	20,313	1968/2010	Oct-07
Edgewater	—	30,657	83,872	114,529	12,736	30,804	96,461	127,265	57,547	2007	Mar-08
Almaden Lake Village	27,000	594	42,515	43,109	9,265	963	51,411	52,374	31,947	1999	Jul-08
388 Beale	—	14,253	74,104	88,357	13,993	14,643	87,707	102,350	42,629	1999	Apr-11
Channel @ Mission Bay	—	23,625	—	23,625	131,471	23,983	131,113	155,096	48,635	2014	Sep-10
SAN FRANCISCO, CA	27,000	145,665	414,240	559,905	321,489	152,282	729,112	881,394	417,821
Crowne Pointe	—	2,486	6,437	8,923	9,323	3,177	15,069	18,246	10,776	1987	Dec-98
Hilltop	—	2,174	7,408	9,582	6,365	3,030	12,917	15,947	9,216	1985	Dec-98
The Hawthorne	—	6,474	30,226	36,700	8,473	7,101	38,072	45,173	26,389	2003	Jul-05
The Kennedy	—	6,179	22,307	28,486	3,261	6,300	25,447	31,747	17,028	2005	Nov-05
Hearthstone at Merrill Creek	—	6,848	30,922	37,770	7,368	7,302	37,836	45,138	23,317	2000	May-08
Island Square	—	21,284	89,389	110,673	7,672	21,667	96,678	118,345	58,376	2007	Jul-08
Borgata	—	6,379	24,569	30,948	5,542	6,452	30,038	36,490	18,943	2001/2016	May-07
elements too	—	27,468	72,036	99,504	19,466	30,331	88,639	118,970	64,466	2010	Feb-10
989elements	—	8,541	45,990	54,531	5,009	8,679	50,861	59,540	28,277	2006	Dec-09
Lightbox	—	6,449	38,884	45,333	1,235	6,474	40,094	46,568	13,689	2014	Aug-14
Waterscape	—	9,693	65,176	74,869	3,222	9,784	68,307	78,091	20,951	2014	Sep-14
Ashton Bellevue	44,594	8,287	124,939	133,226	2,631	8,368	127,489	135,857	23,100	2009	Oct-16
TEN20	26,337	5,247	76,587	81,834	3,635	5,292	80,177	85,469	14,496	2009	Oct-16
Milehouse	—	5,976	63,041	69,017	741	5,995	63,763	69,758	12,863	2016	Nov-16
CityLine	—	11,220	85,787	97,007	348	11,228	86,127	97,355	16,232	2016	Jan-17
CityLine II	—	3,723	56,843	60,566	435	3,723	57,278	61,001	3,947	2018	Jan-19
SEATTLE, WA	70,931	138,428	840,541	978,969	84,726	144,903	918,792	1,063,695	362,066
Rosebeach	—	8,414	17,449	25,863	5,903	8,855	22,911	31,766	16,642	1970	Sep-04
Tierra Del Rey	—	39,586	36,679	76,265	8,415	39,857	44,823	84,680	27,165	1998	Dec-07
The Westerly	—	48,182	102,364	150,546	41,493	50,887	141,152	192,039	83,909	1993/2013	Sep-10
Jefferson at Marina del Rey	—	55,651	—	55,651	94,053	61,580	88,124	149,704	52,782	2008	Sep-07
LOS ANGELES, CA	—	151,833	156,492	308,325	149,864	161,179	297,010	458,189	180,498
Boronda Manor	—	1,946	8,982	10,928	11,332	3,330	18,930	22,260	11,809	1979	Dec-98
Garden Court	—	888	4,188	5,076	6,546	1,613	10,009	11,622	6,382	1973	Dec-98
Cambridge Court	—	3,039	12,883	15,922	18,449	5,695	28,676	34,371	18,243	1974	Dec-98
Laurel Tree	—	1,304	5,115	6,419	7,657	2,449	11,627	14,076	7,337	1977	Dec-98
The Pointe At Harden Ranch	—	6,388	23,854	30,242	33,268	10,345	53,165	63,510	32,804	1986	Dec-98
The Pointe At Northridge	—	2,044	8,028	10,072	12,096	3,623	18,545	22,168	11,851	1979	Dec-98
The Pointe At Westlake	—	1,329	5,334	6,663	7,960	2,361	12,262	14,623	7,544	1975	Dec-98

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2019

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
MONTEREY PENINSULA, CA	—	16,938	68,384	85,322	97,308	29,416	153,214	182,630	95,970
Verano at Rancho Cucamonga Town Square	—	13,557	3,645	17,202	57,985	23,633	51,554	75,187	42,170	2006	Oct-02
Windemere at Sycamore Highland	—	5,810	23,450	29,260	4,934	6,271	27,923	34,194	21,136	2001	Nov-02
Strata	42,698	14,278	84,242	98,520	85	14,278	84,327	98,605	468	2010	Nov-19
OTHER SOUTHERN CA	42,698	33,645	111,337	144,982	63,004	44,182	163,804	207,986	63,774
Tualatin Heights	—	3,273	9,134	12,407	9,090	4,141	17,356	21,497	12,657	1989	Dec-98
Hunt Club	—	6,014	14,870	20,884	8,014	6,516	22,382	28,898	17,520	1985	Sep-04
PORTLAND, OR	—	9,287	24,004	33,291	17,104	10,657	39,738	50,395	30,177
TOTAL WEST REGION	140,629	922,362	2,045,631	2,967,993	1,484,162	1,008,158	3,443,997	4,452,155	1,643,955
MID-ATLANTIC REGION
Dominion Middle Ridge	—	3,311	13,283	16,594	11,745	4,054	24,285	28,339	16,308	1990	Jun-96
Dominion Lake Ridge	—	2,366	8,387	10,753	9,611	3,163	17,201	20,364	12,846	1987	Feb-96
Presidential Greens	—	11,238	18,790	30,028	13,019	11,826	31,221	43,047	24,563	1938	May-02
The Whitmore	—	6,418	13,411	19,829	24,170	7,564	36,435	43,999	28,764	1962/2008	Apr-02
Ridgewood -apts side	—	5,612	20,086	25,698	10,801	6,362	30,137	36,499	24,033	1988	Aug-02
DelRay Tower	—	297	12,786	13,083	116,038	9,652	119,469	129,121	40,394	2014	Jan-08
Waterside Towers	—	13,001	49,657	62,658	31,372	50,603	43,427	94,030	29,028	1971	Dec-03
Wellington Place at Olde Town	—	13,753	36,059	49,812	20,955	14,885	55,882	70,767	41,845	1987/2008	Sep-05
Andover House	—	183	59,948	60,131	6,813	317	66,627	66,944	39,795	2004	Mar-07
Sullivan Place	—	1,137	103,676	104,813	12,102	1,775	115,140	116,915	72,629	2007	Dec-07
Delancey at Shirlington	—	21,606	66,765	88,371	5,930	21,713	72,588	94,301	43,905	2006/2007	Mar-08
View 14	—	5,710	97,941	103,651	5,174	5,780	103,045	108,825	49,727	2009	Jun-11
Signal Hill Apartments	—	13,290	—	13,290	72,169	25,576	59,883	85,459	41,319	2010	Mar-07
Capitol View on 14th	—	31,393	—	31,393	96,501	31,471	96,423	127,894	40,878	2013	Sep-07
Domain College Park	—	7,300	—	7,300	60,095	7,508	59,887	67,395	22,856	2014	Jun-11
1200 East West	—	9,748	68,022	77,770	3,289	9,888	71,171	81,059	16,873	2010	Oct-15
Courts at Huntington Station	—	27,749	111,878	139,627	4,526	28,085	116,068	144,153	31,845	2011	Oct-15
Eleven55 Ripley	—	15,566	107,539	123,105	4,111	15,838	111,378	127,216	26,234	2014	Oct-15
Arbor Park of Alexandria	80,664	50,881	159,728	210,609	5,571	51,347	164,833	216,180	44,595	1969/2015	Oct-15
Courts at Dulles	—	14,697	83,834	98,531	10,035	14,767	93,799	108,566	26,917	2000	Oct-15
Newport Village	127,600	55,283	177,454	232,737	20,485	55,708	197,514	253,222	54,930	1968	Oct-15
1301 Thomas Circle	—	27,836	128,191	156,027	144	27,836	128,335	156,171	2,892	2006	Aug-19
Crescent Falls Church	43,803	13,687	88,692	102,379	27	13,687	88,719	102,406	577	2010	Nov-19
METROPOLITAN, D.C.	252,067	352,062	1,426,127	1,778,189	544,683	419,405	1,903,467	2,322,872	733,753
Gayton Pointe Townhomes	—	826	5,148	5,974	31,396	3,598	33,772	37,370	30,959	1973/2007	Sep-95
Waterside At Ironbridge	—	1,844	13,239	15,083	9,922	2,575	22,430	25,005	16,763	1987	Sep-97
Carriage Homes at Wyndham	—	474	30,997	31,471	10,475	4,056	37,890	41,946	28,644	1998	Nov-03
Legacy at Mayland	—	1,979	11,524	13,503	33,902	5,451	41,954	47,405	37,420	1973/2007	Dec-91
RICHMOND, VA	—	5,123	60,908	66,031	85,695	15,680	136,046	151,726	113,786
Calvert's Walk	—	4,408	24,692	29,100	9,266	4,996	33,370	38,366	25,052	1988	Mar-04
20 Lambourne	—	11,750	45,590	57,340	10,667	12,428	55,579	68,007	34,852	2003	Mar-08
Domain Brewers Hill	—	4,669	40,630	45,299	2,279	4,808	42,770	47,578	22,704	2009	Aug-10
Rodgers Forge	—	15,392	67,958	83,350	3,001	15,392	70,959	86,351	3,367	1945	Apr-19
Towson Promenade	58,600	12,599	78,847	91,446	29	12,599	78,876	91,475	501	2009	Nov-19
BALTIMORE, MD	58,600	48,818	257,717	306,535	25,242	50,223	281,554	331,777	86,476
TOTAL MID-ATLANTIC REGION	310,667	406,003	1,744,752	2,150,755	655,620	485,308	2,321,067	2,806,375	934,015
SOUTHEAST REGION
Seabrook	—	1,846	4,155	6,001	10,276	3,018	13,259	16,277	11,396	1984/2004	Feb-96
Altamira Place	—	1,533	11,076	12,609	22,790	3,887	31,512	35,399	28,929	1984/2007	Apr-94
Regatta Shore	—	757	6,608	7,365	18,177	2,301	23,241	25,542	20,424	1988/2007	Jun-94
Alafaya Woods	—	1,653	9,042	10,695	12,841	2,860	20,676	23,536	16,273	1989/2006	Oct-94
Los Altos	—	2,804	12,349	15,153	13,797	4,710	24,240	28,950	19,347	1990/2004	Oct-96
Lotus Landing	—	2,185	8,639	10,824	12,182	3,050	19,956	23,006	15,091	1985/2006	Jul-97
Seville On The Green	—	1,282	6,498	7,780	8,635	1,872	14,543	16,415	11,259	1986/2004	Oct-97
Ashton @ Waterford	—	3,872	17,538	21,410	6,886	4,406	23,890	28,296	16,848	2000	May-98

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2019

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
Arbors at Lee Vista	—	6,692	12,860	19,552	16,125	7,669	28,008	35,677	21,670	1992/2007	Aug-06
ORLANDO, FL	—	22,624	88,765	111,389	121,709	33,773	199,325	233,098	161,237
Legacy Hill	—	1,148	5,867	7,015	11,083	2,026	16,072	18,098	13,203	1977	Nov-95
Hickory Run	—	1,469	11,584	13,053	14,126	2,592	24,587	27,179	16,915	1989	Dec-95
Carrington Hills	—	2,117	—	2,117	39,283	4,925	36,475	41,400	26,945	1999	Dec-95
Brookridge	—	708	5,461	6,169	7,396	1,492	12,073	13,565	9,211	1986	Mar-96
Breckenridge	—	766	7,714	8,480	6,998	1,539	13,939	15,478	10,241	1986	Mar-97
Colonnade	—	1,460	16,015	17,475	8,865	2,317	24,023	26,340	16,356	1998	Jan-99
The Preserve at Brentwood	—	3,182	24,674	27,856	11,163	4,145	34,874	39,019	26,346	1998	Jun-04
Polo Park	—	4,583	16,293	20,876	18,611	6,140	33,347	39,487	27,026	1987/2008	May-06
NASHVILLE, TN	—	15,433	87,608	103,041	117,525	25,176	195,390	220,566	146,243
Summit West	—	2,176	4,710	6,886	12,423	3,688	15,621	19,309	13,431	1972	Dec-92
The Breyley	—	1,780	2,458	4,238	18,948	3,811	19,375	23,186	19,088	1977/2007	Sep-93
Lakewood Place	—	1,395	10,647	12,042	13,457	3,257	22,242	25,499	17,883	1986	Mar-94
Cambridge Woods	—	1,791	7,166	8,957	12,591	3,514	18,034	21,548	14,194	1985	Jun-97
Inlet Bay	—	7,702	23,150	30,852	19,716	10,421	40,147	50,568	32,988	1988/1989	Jun-03
MacAlpine Place	—	10,869	36,858	47,727	11,770	12,194	47,303	59,497	35,105	2001	Dec-04
The Vintage Lofts at West End	—	6,611	37,663	44,274	21,768	15,826	50,216	66,042	33,876	2009	Jul-09
Peridot Palms	—	6,293	89,752	96,045	1,002	6,301	90,746	97,047	5,481	2017	Feb-19
The Preserve at Gateway	—	4,467	43,723	48,190	961	4,467	44,684	49,151	1,828	2013	May-19
TAMPA, FL	—	43,084	256,127	299,211	112,636	63,479	348,368	411,847	173,874
The Reserve and Park at Riverbridge	—	15,968	56,401	72,369	15,149	16,840	70,678	87,518	50,001	1999/2001	Dec-04
OTHER FLORIDA	—	15,968	56,401	72,369	15,149	16,840	70,678	87,518	50,001
TOTAL SOUTHEAST REGION	—	97,109	488,901	586,010	367,019	139,268	813,761	953,029	531,355
NORTHEAST REGION
10 Hanover Square	—	41,432	218,983	260,415	24,465	41,765	243,115	284,880	103,344	2005	Apr-11
21 Chelsea	—	36,399	107,154	143,553	14,695	36,529	121,719	158,248	55,758	2001	Aug-11
View 34	—	114,410	324,920	439,330	112,238	116,021	435,547	551,568	203,215	1985/2013	Jul-11
95 Wall Street	—	57,637	266,255	323,892	10,474	58,063	276,303	334,366	139,677	2008	Aug-11
Leonard Pointe	—	38,010	93,204	131,214	1,169	38,014	94,369	132,383	5,661	2015	Feb-19
One William	—	6,422	75,527	81,949	151	6,422	75,678	82,100	2,029	2018	Aug-19
NEW YORK, NY	—	294,310	1,086,043	1,380,353	163,192	296,814	1,246,731	1,543,545	509,684
Garrison Square	—	6,475	91,027	97,502	23,062	6,613	113,951	120,564	54,270	1887/1990	Sep-10
Ridge at Blue Hills	25,000	6,039	34,869	40,908	4,884	6,420	39,372	45,792	20,913	2007	Sep-10
Inwood West	80,000	20,778	88,096	108,874	13,326	19,799	102,401	122,200	52,250	2006	Apr-11
14 North	72,500	10,961	51,175	62,136	12,621	11,404	63,353	74,757	33,733	2005	Apr-11
100 Pier 4	—	24,584	—	24,584	202,433	24,689	202,328	227,017	51,639	2015	Dec-15
345 Harrison	—	32,938	—	32,938	326,016	44,889	314,065	358,954	25,913	2018	Nov-11
Currents on the Charles	—	12,580	70,149	82,729	285	12,580	70,434	83,014	2,431	2015	Jun-19
The Commons at Windsor Gardens	—	34,609	225,515	260,124	1,126	34,611	226,639	261,250	7,205	1969	Aug-19
Charles River Landing	69,315	17,068	112,777	129,845	51	17,068	112,828	129,896	722	2010	Nov-19
Lenox Farms	94,050	17,692	115,898	133,590	70	17,692	115,968	133,660	754	2009	Nov-19
Lodge at Ames Pond	48,774	12,645	70,653	83,298	76	12,645	70,729	83,374	466	2010	Nov-19
BOSTON, MA	389,639	196,369	860,159	1,056,528	583,950	208,410	1,432,068	1,640,478	250,296
Park Square	—	10,365	96,050	106,415	935	10,416	96,934	107,350	4,483	2018	May-19
PHILADELPHIA, PA	—	10,365	96,050	106,415	935	10,416	96,934	107,350	4,483
TOTAL NORTHEAST REGION	389,639	501,044	2,042,252	2,543,296	748,077	515,640	2,775,733	3,291,373	764,463
SOUTHWEST REGION
Thirty377	25,000	24,036	32,951	56,987	20,627	26,207	51,407	77,614	33,450	1999/2007	Aug-06
Legacy Village	90,000	16,882	100,102	116,984	22,641	21,394	118,231	139,625	74,746	2005/06/07	Mar-08
Addison Apts at The Park	—	22,041	11,228	33,269	11,058	30,969	13,358	44,327	10,768	1977/78/79	May-07
Addison Apts at The Park II	—	7,903	554	8,457	3,718	8,442	3,733	12,175	2,664	1970	May-07
Addison Apts at The Park I	—	10,440	634	11,074	4,158	11,055	4,177	15,232	3,270	1975	May-07
Savoye	32,575	8,432	50,482	58,914	47	8,432	50,529	58,961	331	2009	Nov-19
Savoye 2	36,023	6,451	56,616	63,067	11	6,451	56,627	63,078	365	2011	Nov-19

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2019

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Costs of
					Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired
Fiori on Vitruvian Park	50,609	7,934	78,574	86,508	59	7,934	78,633	86,567	519	2013	Nov-19
Vitruvian West 1	41,317	6,273	61,418	67,691	86	6,273	61,504	67,777	427	2018	Nov-19
DALLAS, TX	275,524	110,392	392,559	502,951	62,405	127,157	438,199	565,356	126,540
Barton Creek Landing	—	3,151	14,269	17,420	24,444	5,358	36,506	41,864	29,696	1986/2012	Mar-02
Residences at the Domain	—	4,034	55,256	59,290	14,140	4,524	68,906	73,430	41,561	2007	Aug-08
Red Stone Ranch	—	5,084	17,646	22,730	4,740	5,656	21,814	27,470	11,697	2000	Apr-12
Lakeline Villas	—	4,148	16,869	21,017	3,436	4,625	19,828	24,453	10,429	2002	Apr-12
AUSTIN, TX	—	16,417	104,040	120,457	46,760	20,163	147,054	167,217	93,383
Steele Creek	—	8,586	130,402	138,988	5,264	8,614	135,638	144,252	17,097	2015	Oct-17
DENVER, CO	—	8,586	130,402	138,988	5,264	8,614	135,638	144,252	17,097
TOTAL SOUTHWEST REGION	275,524	135,395	627,001	762,396	114,429	155,934	720,891	876,825	237,020
TOTAL OPERATING COMMUNITIES	1,116,459	2,061,913	6,948,537	9,010,450	3,369,307	2,304,308	10,075,449	12,379,757	4,110,808
REAL ESTATE UNDER DEVELOPMENT
Vitruvian West Phase 2	—	6,451	15,798	22,249	2,558	6,451	18,356	24,807	23
Cirrus	—	13,853	—	13,853	12,759	13,853	12,759	26,612	—
Dublin	—	8,922	—	8,922	9,436	8,922	9,436	18,358	—
TOTAL REAL ESTATE UNDER DEVELOPMENT	—	29,226	15,798	45,024	24,753	29,226	40,551	69,777	23
LAND
Vitruvian Park®	—	39,609	4,997	44,606	9,543	46,666	7,483	54,149	2,489
500 Penn	—	27,135	—	27,135	6,331	27,135	6,331	33,466	—
TOTAL LAND	—	66,744	4,997	71,741	15,874	73,801	13,814	87,615	2,489
COMMERCIAL
Brookhaven Shopping Center	—				29,808	7,793	22,015	29,808	14,297
TOTAL COMMERCIAL	—	—	—	—	29,808	7,793	22,015	29,808	14,297
Other (b)	—	—	—	—	9,581	—	9,581	9,581	—
1745 Shea Center I	—	3,034	20,534	23,568	1,995	3,094	22,469	25,563	3,736
TOTAL CORPORATE	—	3,034	20,534	23,568	11,576	3,094	32,050	35,144	3,736
TOTAL COMMERCIAL & CORPORATE	—	3,034	20,534	23,568	41,384	10,887	54,065	64,952	18,033
Deferred Financing Costs and Other Non-Cash Adjustments	32,982
TOTAL REAL ESTATE OWNED	$1,149,441	$2,160,917	$6,989,866	$9,150,783	$3,451,318	$2,418,222	$10,183,879	$12,602,101	$4,131,353
(a)	Date of original construction/date of last major renovation, if applicable.
(b)	Includes unallocated accruals and capital expenditures.

The aggregate cost for federal income tax purposes was approximately $11.7 billion at December 31, 2019 (unaudited).

The estimated depreciable lives for all buildings in the latest Consolidated Statements of Operations are 30 to 55 years.

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2019

(In thousands)

3-YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION

The following is a reconciliation of the carrying amount of total real estate owned at December 31, (in thousands):

	2019	2018	2017
Balance at beginning of the year	$10,196,159	$10,177,206	$9,615,753
Real estate acquired	2,241,163	—	235,993
Capital expenditures and development	195,981	214,898	369,029
Real estate sold	(31,202)	(195,945)	(43,569)
Balance at end of the year	$12,602,101	$10,196,159	$10,177,206

The following is a reconciliation of total accumulated depreciation for real estate owned at December 31, (in thousands):

	2019	2018	2017
Balance at beginning of the year	$3,654,160	$3,330,166	$2,923,625
Depreciation expense for the year	477,193	426,006	424,772
Accumulated depreciation on sales	—	(102,012)	(18,231)
Balance at end of year	$4,131,353	$3,654,160	$3,330,166

UNITED DOMINION REALTY, L.P.

SCHEDULE III — REAL ESTATE OWNED

DECEMBER 31, 2019

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Cost of
					Improvements
					Capitalized
				Total Initial	Subsequent to		Buildings &			Date of
		Land and Land	Building and	Acquisition	Acquisition	Land and Land	Buildings	Total Carrying	Accumulated	Construction
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	(a)	Date Acquired
WEST REGION
Harbor at Mesa Verde	$—	$20,476	$28,538	$49,014	$22,350	$22,175	$49,189	$71,364	$35,561	1965/2003	Jun-03
27 Seventy Five Mesa Verde	—	99,329	110,644	209,973	104,036	114,820	199,189	314,009	137,814	1979/2013	Oct-04
Huntington Vista	—	8,055	22,486	30,541	14,117	9,277	35,381	44,658	25,545	1970	Jun-03
Missions at Back Bay	—	229	14,129	14,358	3,822	10,990	7,190	18,180	5,486	1969	Dec-03
Eight 80 Newport Beach - North	—	62,516	46,082	108,598	45,252	69,131	84,719	153,850	60,216	1968/2000/2016	Oct-04
Eight 80 Newport Beach - South	—	58,785	50,067	108,852	35,651	60,953	83,550	144,503	56,092	1968/2000/2016	Mar-05
ORANGE COUNTY, CA	—	249,390	271,946	521,336	225,228	287,346	459,218	746,564	320,714
2000 Post Street	—	9,861	44,578	54,439	23,836	11,115	67,160	78,275	36,216	1987/2016	Dec-98
Birch Creek	—	4,365	16,696	21,061	9,895	1,376	29,580	30,956	17,725	1968	Dec-98
Highlands Of Marin	—	5,996	24,868	30,864	28,751	7,995	51,620	59,615	37,583	1991/2010	Dec-98
Marina Playa	—	6,224	23,916	30,140	13,977	1,242	42,875	44,117	24,745	1971	Dec-98
River Terrace	—	22,161	40,137	62,298	7,850	22,911	47,237	70,148	32,060	2005	Aug-05
CitySouth	—	14,031	30,537	44,568	38,610	16,545	66,633	83,178	48,737	1972/2012	Nov-05
Bay Terrace	—	8,545	14,458	23,003	7,231	11,637	18,597	30,234	12,278	1962	Oct-05
Highlands of Marin Phase II	—	5,353	18,559	23,912	11,287	5,777	29,422	35,199	20,313	1968/2010	Oct-07
Edgewater	—	30,657	83,872	114,529	12,736	30,804	96,461	127,265	57,547	2007	Mar-08
Almaden Lake Village	27,000	594	42,515	43,109	9,265	963	51,411	52,374	31,947	1999	Jul-08
SAN FRANCISCO, CA	27,000	107,787	340,136	447,923	163,438	110,365	500,996	611,361	319,151
Crowne Pointe	—	2,486	6,437	8,923	9,323	3,177	15,069	18,246	10,776	1987	Dec-98
Hilltop	—	2,174	7,408	9,582	6,365	3,030	12,917	15,947	9,216	1985	Dec-98
The Kennedy	—	6,179	22,307	28,486	3,261	6,300	25,447	31,747	17,028	2005	Nov-05
Hearthstone at Merrill Creek	—	6,848	30,922	37,770	7,368	7,302	37,836	45,138	23,317	2000	May-08
Island Square	—	21,284	89,389	110,673	7,672	21,667	96,678	118,345	58,376	2007	Jul-08
SEATTLE, WA	—	38,971	156,463	195,434	33,989	41,476	187,947	229,423	118,713
Rosebeach	—	8,414	17,449	25,863	5,903	8,855	22,911	31,766	16,642	1970	Sep-04
Tierra Del Rey	—	39,586	36,679	76,265	8,415	39,857	44,823	84,680	27,165	1998	Dec-07
LOS ANGELES, CA	—	48,000	54,128	102,128	14,318	48,712	67,734	116,446	43,807
Boronda Manor	—	1,946	8,982	10,928	11,332	3,330	18,930	22,260	11,809	1979	Dec-98
Garden Court	—	888	4,188	5,076	6,546	1,613	10,009	11,622	6,382	1973	Dec-98
Cambridge Court	—	3,039	12,883	15,922	18,449	5,695	28,676	34,371	18,243	1974	Dec-98
Laurel Tree	—	1,304	5,115	6,419	7,657	2,449	11,627	14,076	7,337	1977	Dec-98
The Pointe At Harden Ranch	—	6,388	23,854	30,242	33,268	10,345	53,165	63,510	32,804	1986	Dec-98
The Pointe At Northridge	—	2,044	8,028	10,072	12,096	3,623	18,545	22,168	11,851	1979	Dec-98
The Pointe At Westlake	—	1,329	5,334	6,663	7,960	2,361	12,262	14,623	7,544	1975	Dec-98
MONTEREY PENINSULA, CA	—	16,938	68,384	85,322	97,308	29,416	153,214	182,630	95,970
Verano at Rancho Cucamonga Town Square	—	13,557	3,645	17,202	57,985	23,633	51,554	75,187	42,170	2006	Oct-02
OTHER SOUTHERN CA	—	13,557	3,645	17,202	57,985	23,633	51,554	75,187	42,170
Tualatin Heights	—	3,273	9,134	12,407	9,090	4,141	17,356	21,497	12,657	1989	Dec-98
Hunt Club	—	6,014	14,870	20,884	8,014	6,516	22,382	28,898	17,520	1985	Sep-04
PORTLAND, OR	—	9,287	24,004	33,291	17,104	10,657	39,738	50,395	30,177
TOTAL WEST REGION	27,000	483,930	918,706	1,402,636	609,370	551,605	1,460,401	2,012,006	970,702
MID-ATLANTIC REGION
Ridgewood -apts side	—	5,612	20,086	25,698	10,801	6,362	30,137	36,499	24,033	1988	Aug-02
DelRay Tower	—	297	12,786	13,083	116,038	9,652	119,469	129,121	40,394	2014	Jan-08
Wellington Place at Olde Town	—	13,753	36,059	49,812	20,955	14,885	55,882	70,767	41,845	1987/2008	Sep-05
Andover House	—	183	59,948	60,131	6,813	317	66,627	66,944	39,795	2004	Mar-07
Sullivan Place	—	1,137	103,676	104,813	12,037	1,775	115,075	116,850	72,564	2007	Dec-07
Courts at Huntington Station	—	27,749	111,878	139,627	4,526	28,085	116,068	144,153	31,845	2011	Oct-15
METROPOLITAN D.C.	—	48,731	344,433	393,164	171,170	61,076	503,258	564,334	250,476
Calvert's Walk	—	4,408	24,692	29,100	9,266	4,996	33,370	38,366	25,052	1988	Mar-04
20 Lambourne	—	11,750	45,590	57,340	10,667	12,428	55,579	68,007	34,852	2003	Mar-08
BALTIMORE, MD	—	16,158	70,282	86,440	19,933	17,424	88,949	106,373	59,904
TOTAL MID-ATLANTIC REGION	—	64,889	414,715	479,604	191,103	78,500	592,207	670,707	310,380

UNITED DOMINION REALTY, L.P.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2019

(In thousands)

						Gross Amount at Which
		Initial Costs				Carried at Close of Period
					Cost of
					Improvements
					Capitalized
				Total Initial	Subsequent to		Buildings &			Date of
		Land and Land	Building and	Acquisition	Acquisition	Land and Land	Buildings	Total Carrying	Accumulated	Construction
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	(a)	Date Acquired
SOUTHEAST REGION
Legacy Hill	—	1,148	5,867	7,015	11,083	2,026	16,072	18,098	13,203	1977	Nov-95
Hickory Run	—	1,469	11,584	13,053	14,126	2,592	24,587	27,179	16,915	1989	Dec-95
Carrington Hills	—	2,117	—	2,117	39,283	4,925	36,475	41,400	26,945	1999	Dec-95
Brookridge	—	708	5,461	6,169	7,396	1,492	12,073	13,565	9,211	1986	Mar-96
Breckenridge	—	766	7,714	8,480	6,998	1,539	13,939	15,478	10,241	1986	Mar-97
Polo Park	—	4,583	16,293	20,876	18,611	6,140	33,347	39,487	27,026	1987/2008	May-06
NASHVILLE, TN	—	10,791	46,919	57,710	97,497	18,714	136,493	155,207	103,541
Inlet Bay	—	7,702	23,150	30,852	19,716	10,421	40,147	50,568	32,988	1988/1989	Jun-03
MacAlpine Place	—	10,869	36,858	47,727	11,770	12,194	47,303	59,497	35,105	2001	Dec-04
TAMPA, FL	—	18,571	60,008	78,579	31,486	22,615	87,450	110,065	68,093
The Reserve and Park at Riverbridge	—	15,968	56,401	72,369	15,149	16,840	70,678	87,518	50,001	1999/2001	Dec-04
OTHER FLORIDA	—	15,968	56,401	72,369	15,149	16,840	70,678	87,518	50,001
TOTAL SOUTHEAST REGION	—	45,330	163,328	208,658	144,132	58,169	294,621	352,790	221,635
NORTHEAST REGION
10 Hanover Square	—	41,432	218,983	260,415	24,465	41,765	243,115	284,880	103,344	2005	Apr-11
95 Wall Street	—	57,637	266,255	323,892	10,474	58,063	276,303	334,366	139,677	2008	Aug-11
NEW YORK, NY	—	99,069	485,238	584,307	34,939	99,828	519,418	619,246	243,021
14 North	72,500	10,961	51,175	62,136	12,621	11,404	63,353	74,757	33,733	2005	Apr-11
BOSTON, MA	72,500	10,961	51,175	62,136	12,621	11,404	63,353	74,757	33,733
TOTAL NORTHEAST REGION	72,500	110,030	536,413	646,443	47,560	111,232	582,771	694,003	276,754
SOUTHWEST REGION
Steele Creek	—	8,586	130,400	138,986	5,266	8,614	135,638	144,252	17,097	2015	Oct-17
DENVER, CO	—	8,586	130,400	138,986	5,266	8,614	135,638	144,252	17,097
TOTAL SOUTHWEST REGION	—	8,586	130,400	138,986	5,266	8,614	135,638	144,252	17,097
TOTAL OPERATING COMMUNITIES	99,500	712,765	2,163,562	2,876,327	997,431	808,120	3,065,638	3,873,758	1,796,568
Other (b)	—	—	—	—	1,402	—	1,402	1,402	—
TOTAL CORPORATE	—	—	—	—	1,402	—	1,402	1,402	—
Deferred Financing Costs	(429)
TOTAL REAL ESTATE OWNED	$99,071	$712,765	$2,163,562	$2,876,327	$998,833	$808,120	$3,067,040	$3,875,160	$1,796,568
(a)	Date of original construction/date of last major renovation, if applicable.
(b)	Includes unallocated accruals and capital expenditures.

The aggregate cost for federal income tax purpose was approximately $3.2 billion at December 31, 2019 (unaudited).

The estimated depreciable lives for all buildings in the latest Consolidated Statements of Operations are 30 to 55 years.

UNITED DOMINION REALTY, L.P.

SCHEDULE III — REAL ESTATE OWNED - (Continued)

DECEMBER 31, 2019

(In thousands)

3-YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION

The following is a reconciliation of the carrying amount of total real estate owned at December 31, (in thousands):

	2019	2018	2017
Balance at beginning of the year	$3,811,985	$3,816,956	$3,674,704
Real estate acquired	—	—	138,986
Capital expenditures and development	63,175	44,353	45,211
Real estate sold	—	(49,324)	(41,945)
Balance at end of year	$3,875,160	$3,811,985	$3,816,956

The following is a reconciliation of total accumulated depreciation for real estate owned at December 31, (in thousands):

	2019	2018	2017
Balance at beginning of the year	$1,658,161	$1,543,652	$1,408,815
Depreciation expense for the year	138,407	141,683	153,068
Accumulated depreciation on sales	—	(27,174)	(18,231)
Balance at end of year	$1,796,568	$1,658,161	$1,543,652