Form 10-Q
period 2020-03-31
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2020-05-07
CIK 74208, 1018254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of May 6, 2020 was 294,886,013.

UDR, INC.

UNITED DOMINION REALTY, L.P.

Exhibit 4.1 Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4

EXPLANATORY NOTE

This Report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2020 of UDR, Inc., a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR, Inc. is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company,” “UDR” or “UDR, Inc.” refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including United Dominion Realty, L.P. and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”), also a Delaware limited partnership of which UDR is the sole general partner. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or the “OP” refer to United Dominion Realty, L.P., together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership and the DownREIT Partnership are referred to as “OP Units” and “DownREIT Units,” respectively, and the holders of the OP Units and DownREIT Units are referred to as “unitholders.” This combined Form 10-Q is being filed separately by UDR and the Operating Partnership.

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

As of March 31, 2020, UDR owned 0.1 million units (100%) of the general partnership interests of the Operating Partnership and 176.1 million OP Units, representing approximately 95.3% of the total outstanding OP Units in the Operating Partnership. UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and UDR’s role as the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are presented in this report for each of UDR and the Operating Partnership.

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$12,608,022	$12,532,324
Less: accumulated depreciation	(4,231,269)	(4,131,330)
Real estate held for investment, net	8,376,753	8,400,994
Real estate under development (net of accumulated depreciation of $81 and $23, respectively)	95,245	69,754
Real estate held for disposition (net of accumulated depreciation of $41,121 and $0, respectively)	73,529	—
Total real estate owned, net of accumulated depreciation	8,545,527	8,470,748
Cash and cash equivalents	980	8,106
Restricted cash	21,949	25,185
Notes receivable, net	151,543	153,650
Investment in and advances to unconsolidated joint ventures, net	588,395	588,262
Operating lease right-of-use assets	203,410	204,225
Other assets	179,301	186,296
Total assets	$9,691,105	$9,636,472

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$1,144,201	$1,149,441
Unsecured debt, net	3,740,937	3,558,083
Operating lease liabilities	197,829	198,558
Real estate taxes payable	33,134	29,445
Accrued interest payable	31,494	45,199
Security deposits and prepaid rent	48,474	48,353
Distributions payable	115,259	109,382
Accounts payable, accrued expenses, and other liabilities	82,254	90,032
Total liabilities	5,393,582	5,228,493

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	819,133	1,018,665

Equity:
Preferred stock, no par value; 50,000,000 shares authorized:
8.00% Series E Cumulative Convertible; 2,780,994 shares issued and outstanding at March 31, 2020 and December 31, 2019	46,200	46,200
Series F; 14,543,281 and 14,691,274 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1	1
Common stock, $0.01 par value; 350,000,000 shares authorized:
294,881,038 and 294,588,305 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	2,949	2,946
Additional paid-in capital	5,788,471	5,781,975
Distributions in excess of net income	(2,360,636)	(2,462,132)
Accumulated other comprehensive income/(loss), net	(12,870)	(10,448)
Total stockholders’ equity	3,464,115	3,358,542
Noncontrolling interests	14,275	30,772
Total equity	3,478,390	3,389,314
Total liabilities and equity	$9,691,105	$9,636,472

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
REVENUES:
Rental income	$320,093	$267,922
Joint venture management and other fees	1,388	2,751
Total revenues	321,481	270,673
OPERATING EXPENSES:
Property operating and maintenance	49,483	41,939
Real estate taxes and insurance	45,145	36,300
Property management	9,203	7,703
Other operating expenses	4,966	5,646
Real estate depreciation and amortization	155,476	112,468
General and administrative	14,978	12,467
Casualty-related charges/(recoveries), net	1,251	—
Other depreciation and amortization	2,025	1,656
Total operating expenses	282,527	218,179

Operating income	38,954	52,494

Income/(loss) from unconsolidated entities	3,367	49
Interest expense	(39,317)	(33,542)
Interest income and other income/(expense), net	2,700	9,813
Income/(loss) before income taxes	5,704	28,814
Tax (provision)/benefit, net	(164)	(2,212)
Net income/(loss)	5,540	26,602
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(313)	(2,057)
Net (income)/loss attributable to noncontrolling interests	(6)	(42)
Net income/(loss) attributable to UDR, Inc.	5,221	24,503
Distributions to preferred stockholders — Series E (Convertible)	(1,066)	(1,011)
Net income/(loss) attributable to common stockholders	$4,155	$23,492

Income/(loss) per weighted average common share:
Basic	$0.01	$0.08
Diluted	$0.01	$0.08

Weighted average number of common shares outstanding:
Basic	294,457	277,002
Diluted	295,160	277,557

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income/(loss)	$5,540	$26,602
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(2,917)	(2,210)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	357	(945)
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	(2,560)	(3,155)
Comprehensive income/(loss)	2,980	23,447
Comprehensive (income)/loss attributable to noncontrolling interests	(181)	(1,847)
Comprehensive income/(loss) attributable to UDR, Inc.	$2,799	$21,600

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

(Unaudited)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2019	$46,201	$2,946	$5,781,975	$(2,462,132)	$(10,448)	$30,772	$3,389,314
Net income/(loss) attributable to UDR, Inc.	—	—	—	5,221	—	—	5,221
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	(10)	(10)
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	(16,487)	(16,487)
Other comprehensive income/(loss)	—	—	—	—	(2,422)	—	(2,422)
Issuance/(forfeiture) of common and restricted shares, net	—	1	(1,332)	—	—	—	(1,331)
Cumulative effect upon adoption of ASC 326	—	—	—	(2,182)	—	—	(2,182)
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	2	7,828	—	—	—	7,830
Common stock distributions declared ($0.36 per share)	—	—	—	(106,190)	—	—	(106,190)
Preferred stock distributions declared-Series E ($0.3898 per share)	—	—	—	(1,066)	—	—	(1,066)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	205,713	—	—	205,713
Balance at March 31, 2020	$46,201	$2,949	$5,788,471	$(2,360,636)	$(12,870)	$14,275	$3,478,390

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2018	$46,201	$2,755	$4,920,732	$(2,063,996)	$(67)	$17,152	$2,922,777
Net income/(loss) attributable to UDR, Inc.	—	—	—	24,503	—	—	24,503
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	30	30
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	125	125
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	(3,925)	(3,925)
Other comprehensive income/(loss)	—	—	—	—	(2,903)	—	(2,903)
Issuance/(forfeiture) of common and restricted shares, net	—	—	(1,499)	—	—	—	(1,499)
Issuance of common shares through public offering, net	—	44	192,135	—	—	—	192,179
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	19	72,827	—	—	—	72,846
Common stock distributions declared ($0.3425 per share)	—	—	—	(96,561)	—	—	(96,561)
Preferred stock distributions declared-Series E ($0.3708 per share)	—	—	—	(1,011)	—	—	(1,011)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(144,197)	—	—	(144,197)
Balance at March 31, 2019	$46,201	$2,818	$5,184,195	$(2,281,262)	$(2,970)	$13,382	$2,962,364

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net income/(loss)	$5,540	$26,602
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	157,501	114,124
(Income)/loss from unconsolidated entities	(3,367)	(49)
Return on investment in unconsolidated joint ventures	1,741	1,977
Amortization of share-based compensation	6,808	5,937
Other	(1,215)	3,910
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	114	2,295
Increase/(decrease) in operating liabilities	(31,666)	(17,463)
Net cash provided by/(used in) operating activities	135,456	137,333

Investing Activities
Acquisition of real estate assets	(141,727)	(403,245)
Development of real estate assets	(23,087)	(6,237)
Capital expenditures and other major improvements — real estate assets	(32,983)	(31,264)
Capital expenditures — non-real estate assets	(2,479)	(3,346)
Investment in unconsolidated joint ventures	(16,139)	(21,389)
Distributions received from unconsolidated joint ventures	3,271	10,797
Purchase deposits on pending acquisitions	—	(10,350)
Repayment/(issuance) of notes receivable, net	(900)	5,285
Net cash provided by/(used in) investing activities	(214,044)	(459,749)

Financing Activities
Payments on secured debt	(2,781)	(962)
Net proceeds from the issuance of unsecured debt	211,320	—
Net proceeds/(repayment) of commercial paper	(85,000)	(11,115)
Net proceeds/(repayment) of revolving bank debt	58,214	54,294
Proceeds from the issuance of common shares through public offering, net	—	192,179
Distributions paid to redeemable noncontrolling interests	(7,618)	(8,553)
Distributions paid to preferred stockholders	(1,015)	(959)
Distributions paid to common stockholders	(100,930)	(88,911)
Other	(3,964)	1,706
Net cash provided by/(used in) financing activities	68,226	137,679
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(10,362)	(184,737)
Cash, cash equivalents, and restricted cash, beginning of year	33,291	208,891
Cash, cash equivalents, and restricted cash, end of period	$22,929	$24,154

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$57,320	$44,271
Cash paid/(refunds received) for income taxes	323	241
Non-cash transactions:
Transfer of investment in and advances to unconsolidated joint ventures to real estate owned	$14,700	$40,433
Acquisition of intellectual property in exchange for cancellation of secured note receivable	2,250	—
Recognition of allowance for credit losses	2,182	—
Recognition of operating lease right-of-use assets	—	94,349
Recognition of operating lease liabilities	—	88,336
Vesting of LTIP Units	23,018	14,335
Development costs and capital expenditures incurred but not yet paid	25,568	10,745
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (167,631 shares in 2020 and 1,838,133 shares in 2019)	7,830	72,846
Dividends declared but not yet paid	115,259	105,548

The following reconciles cash, cash equivalents, and restricted cash to amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$8,106	$185,216
Restricted cash	25,185	23,675
Total cash, cash equivalents, and restricted cash as shown above	$33,291	$208,891
Cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$980	$1,043
Restricted cash	21,949	23,111
Total cash, cash equivalents, and restricted cash as shown above	$22,929	$24,154

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

1. BASIS OF PRESENTATION

Basis of Presentation

UDR, Inc., collectively with our consolidated subsidiaries (“UDR,” the “Company,” “we,” “our,” or “us”), is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of March 31, 2020, there were 184.8 million units in the Operating Partnership (“OP Units”) outstanding, of which 176.2 million OP Units (including 0.1 million of general partnership units), or 95.3%, were owned by UDR and 8.6 million OP Units, or 4.7%, were owned by outside limited partners. As of March 31, 2020, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 18.6 million, or 57.4%, were owned by UDR (including 13.5 million DownREIT Units, or 41.6%, that were held by the Operating Partnership) and 13.8 million, or 42.6%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of March 31, 2020, and results of operations for the three months ended March 31, 2020 and 2019, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year, particularly in light of the novel coronavirus disease (“COVID-19”) pandemic and measures intended to mitigate its spread. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2019 appearing in UDR’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 18, 2020.

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

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those noted in Note 2, Significant Accounting Policies, Note 3, Real Estate Owned, Note 7, Secured and Unsecured Debt, Net and Note 15, Subsequent Event.

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard required entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, and to present the net amount of the financial instrument expected to be collected. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which amended the transition requirements and scope of ASU 2016-13 and clarified that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. The updated standard became effective for the Company on January 1, 2020 and was adopted on a modified retrospective

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2020

basis through a cumulative-effect adjustment to retained earnings of approximately $2.2 million on that date, which was primarily associated with our notes receivable. The Company concluded the cumulative effect was not material to our consolidated financial statements. Disclosures were updated pursuant to the requirements of the ASU.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur. The Company does not expect the ASU to have a material impact on the consolidated financial statements.

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

Allowance for Credit Losses

The Company accounts for allowance for credit losses under the current expected credit loss (“CECL”) impairment model for its financial assets, including trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, and presents the net amount of the financial instrument expected to be collected. The CECL impairment model excludes operating lease receivables. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, we analyze the following criteria, as applicable in developing allowances for credit losses: historical loss information, the borrower’s

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2020

ability to make scheduled payments, the remaining time to maturity, the value of underlying collateral, projected future performance of the borrower and macroeconomic trends.

The Company measures credit losses of financial assets on a collective (pool) basis when similar risk characteristics exist. If the Company determines that a financial asset does not share risk characteristics with its other financial assets, the Company evaluates the financial asset for expected credit losses on an individual basis. Allowance for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in Interest income and other income/(expense), net on the Consolidated Statements of Operations. Recoveries of financial assets previously written off are recorded when received.

The Company has made the optional election provided by the standard not to measure allowance for credit losses for accrued interest receivables as the Company writes off any uncollectible accrued interest receivables in a timely manner. The Company periodically evaluates the collectability of its accrued interest receivables. A write-off is recorded when the Company concludes that all or a portion of its accrued interest receivable balance is no longer collectible.

Notes Receivable

Notes receivable relate to financing arrangements which are typically secured by real estate, real estate related projects or other assets. Certain of the loans we extend may include characteristics such as options to purchase the project within a specific time window following expected project completion. These characteristics can cause the loans to fall under the definition of a VIE, and thus trigger consolidation consideration. We consider the facts and circumstances pertinent to each loan, including the relative amount of financing we are contributing to the overall project cost, decision making rights or control we hold, and our rights to expected residual gains or our obligations to absorb expected residual losses from the project. If we are deemed to be the primary beneficiary of a VIE due to holding a controlling financial interest, the majority of decision making control, or by other means, consolidation of the VIE would be required. The Company has concluded that it is not the primary beneficiary of the borrowing entities which were deemed to be VIEs.

Additionally, we analyze each loan arrangement that involves real estate development to consider whether the loan qualifies for accounting as a loan or as an investment in a real estate development project. The Company has evaluated its real estate loans, where appropriate, for accounting treatment as loans versus real estate development projects, as required by ASC 310-10. For each loan, the Company has concluded that the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate.

The following table summarizes our Notes receivable, net as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	Interest rate at	Balance Outstanding
	March 31,	March 31,	December 31,
	2020	2020	2019
Note due April 2020 (a)	12.00%	$20,000	$20,000
Note due October 2020 (b)	8.00%	—	2,250
Note due October 2022 (c)	4.75%	115,000	115,000
Note due January 2023 (d)	10.00%	17,300	16,400
Notes Receivable		152,300	153,650
Allowance for credit losses		(757)	—
Total notes receivable, net		$151,543	$153,650
(a)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $20.0 million, all of which has been funded. The note is secured by a parcel of land and related land improvements. Interest payments up to December 2019 are due when the loan matures and interest payments after December 2019 are due monthly. In April 2020, the terms of the secured note were amended to extend the term to May 30, 2022, to adjust the interest rate to 8.0% and to add some covenants of the Borrower.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2020

(b)	In March 2020, the Company entered into a purchase agreement to acquire all of the unaffiliated third party’s intellectual property in exchange for cancellation of the secured note and accrued interest. All property acquired was recorded in Other assets on the Consolidated Balance Sheets.
(c)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $115.0 million, all of which has been funded. Interest payments are due when the loan matures. The note is secured by a first priority deed of trust on an under construction 259 apartment home operating community in Bellevue, Washington, which is expected to be completed in 2020. When the note was funded, the Company also entered into a purchase option agreement and paid a deposit of $10.0 million, which gives the Company the option to acquire the community at a fixed price of $170.0 million. The purchase option must be exercised within 30 days following the date the temporary certificate of occupancy for the residential portion of the project is issued. The deposit is generally nonrefundable other than due to a failure of closing conditions pursuant to the terms of the agreement. If the Company does not exercise the purchase option, or if the Company exercises and fails to close the purchase other than due to seller’s failure or other breaches in the purchase option agreement, per the terms of the agreement, the note will be modified to extend the maturity date to 10 years following the date the temporary certificate of occupancy is issued. Upon modification, the loan will be interest only for the first three years and after such date payments will be based on a 30-year amortization schedule.
(d)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $20.0 million, of which $17.3 million has been funded, including $0.9 million funded during the three months ended March 31, 2020. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) January 2023.

During 2020, the terms of this secured note were amended to increase the aggregate commitment from $16.4 million to $20.0 million, to extend the maturity date of the note to January 2023 and for the April 2020 through July 2020 interest payments to be deferred and paid when the note matures.

The Company recognized $2.6 million and $1.1 million of interest income for the notes receivable described above during the three months ended March 31, 2020 and 2019, respectively, none of which was related party interest. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three months ended March 31, 2020 and 2019, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 11, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three months ended March 31, 2020 and 2019 was $(0.1) million and $(0.3) million, respectively.

Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as taxable REIT subsidiaries (“TRS”).

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2020

using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets/(liabilities) are generally the result of differing depreciable lives on capitalized assets, temporary differences between book and tax basis of assets and liabilities and timing of expense recognition for certain accrued liabilities. As of March 31, 2020 and December 31, 2019, UDR’s net deferred tax asset/(liability) was $(1.4) million and $(1.6) million, respectively.

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

UDR had no material unrecognized tax benefit, accrued interest or penalties at March 31, 2020. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2016 through 2018 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

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

The guidance establishes a two-step process for evaluating whether an equity-linked financial instrument is considered indexed to its own stock, first, evaluating the instrument’s contingent exercise provisions and second, evaluating the instrument’s settlement provisions. When entering into forward sales agreements, we determined that (i) none of the agreement’s exercise contingencies are based on observable markets or indices besides those related to the market for our own stock price; and (ii) none of the settlement provisions preclude the agreements from being indexed to our own stock.

Before the issuance of shares of common stock, upon physical or net share settlement of the forward sales agreements, the Company expects that the shares issuable upon settlement of the forward sales agreements will be reflected in its diluted income/(loss) per share calculations using the treasury stock method. Under this method, the

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2020

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

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of March 31, 2020, the Company owned and consolidated 150 communities in 13 states plus the District of Columbia totaling 47,579 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31,	December 31,
	2020	2019
Land	$2,163,055	$2,164,032
Depreciable property — held and used:
Land improvements	225,850	224,964
Building, improvements, and furniture, fixtures and equipment	10,178,547	10,102,758
Real estate intangible assets	40,570	40,570
Under development:
Land and land improvements	29,226	29,226
Building, improvements, and furniture, fixtures and equipment	66,100	40,551
Real estate held for disposition:
Land and land improvements	16,245	—
Building, improvements, and furniture, fixtures and equipment	98,405	—
Real estate owned	12,817,998	12,602,101
Accumulated depreciation	(4,272,471)	(4,131,353)
Real estate owned, net	$8,545,527	$8,470,748

Acquisitions

In January 2020, the Company acquired a 294 apartment home operating community located in Tampa, Florida for approximately $85.2 million. The Company increased its real estate assets owned by approximately $83.1 million and recorded approximately $2.1 million of in-place lease intangibles.

In January 2020, the Company increased its ownership interest from 49% to 100% in a 276 apartment home operating community located in Hillsboro, Oregon, for a cash purchase price of approximately $21.6 million. In connection with the acquisition, the Company repaid approximately $35.6 million of joint venture construction financing. As a result, the Company consolidated the operating community. The Company had previously accounted for its 49% ownership interest as a preferred equity investment in an unconsolidated joint venture (see Note 5, Joint Ventures and Partnerships). The Company accounted for the consolidation as an asset acquisition resulting in no gain or loss upon consolidation and increased its real estate assets owned by approximately $67.8 million and recorded approximately $1.7 million of in-place lease intangibles.

Dispositions

In March 2020, the Company received a nonrefundable deposit on the pending sale of an operating community located in Seattle, Washington. The asset is included in Real estate held for disposition on the Consolidated Balance

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2020

Sheet as of March 31, 2020. The sale is expected to close in the second quarter of 2020 at a gross sales price of $49.7 million.

In May 2020, the Company sold an operating community in Seattle, Washington with a total of 196 apartment homes for gross proceeds of $92.9 million, resulting in a gain of approximately $31.7 million. The asset is included in Real estate held for disposition on the Consolidated Balance Sheet as of March 31, 2020.

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the three months ended March 31, 2020 and 2019, were $6.9 million and $3.3 million, respectively. Total interest capitalized was $1.4 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively. As each apartment home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2020

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

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of March 31, 2020 and December 31, 2019 (dollars in thousands):

		Number of	Number of
		Operating	Apartment					Income/(loss) from investments
		Communities	Homes	Investment at		UDR’s Ownership Interest		Three Months Ended
	Location of	March 31,	March 31,	March 31,	December 31,	March 31,	December 31,	March 31,
Joint Venture	Properties	2020	2020	2020	2019	2020	2019	2020	2019
Operating:
UDR/MetLife I	Los Angeles, CA	1	150	$28,570	$28,812	50.0%	50.0%	$(454)	$(576)
UDR/MetLife II	Various	7	1,250	150,652	150,893	50.0%	50.0%	(91)	434
Other UDR/MetLife Joint Ventures	Various	5	1,437	94,109	98,441	50.6%	50.6%	(1,811)	(1,777)
West Coast Development Joint Ventures	Los Angeles, CA	1	293	34,943	34,907	47.0%	47.0%	(77)	(149)
Sold Joint Ventures				—	—	—%	—%	—	(1,819)
Investment in and advances to unconsolidated joint ventures, net, before preferred equity investments and other investments				$308,274	$313,053			$(2,433)	$(3,887)

							Income/(loss) from investments
					Investment at		Three Months Ended
Developer Capital Program			Years To	UDR	March 31,	December 31,	March 31,
and Other Investments (a)	Location	Rate	Maturity	Commitment (b)	2020	2019	2020	2019
Preferred equity investments:
West Coast Development Joint Ventures (c)	Hillsboro, OR	6.5%	N/A	$—	$—	$17,064	$(46)	$(161)
1532 Harrison	San Francisco, CA	11.0%	2.3	24,645	31,426	30,585	836	748
1200 Broadway (d)	Nashville, TN	8.0%	2.5	55,558	65,254	63,958	1,281	1,169
Junction	Santa Monica, CA	12.0%	2.3	8,800	10,693	10,379	314	275
1300 Fairmount (d)	Philadelphia, PA	Variable	3.4	51,393	55,840	51,215	1,166	275
Essex	Orlando, FL	12.5%	3.4	12,886	15,270	14,804	466	332
Modera Lake Merritt (d)	Oakland, CA	9.0%	4.0	27,250	28,653	22,653	574	—
Thousand Oaks (e)	Thousand Oaks, CA	9.0%	4.9	20,059	5,994	—	24	—
Other investments:
The Portals	Washington, D.C.	11.0%	1.2	38,559	49,323	48,181	1,335	1,173
Other investment ventures	N/A	N/A	N/A	$34,500	14,364	13,598	(150)	125
Total Developer Capital Program and Other Investments					276,817	272,437	5,800	3,936
Total Joint Ventures and Developer Capital Program Investments, net (f)					$585,091	$585,490	$3,367	$49
(a)	The Developer Capital Program is the program through which the Company makes investments, including preferred equity investments, mezzanine loans or other structured investments that may receive a fixed yield on the investment and may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property and/or holds fixed price purchase options.
(b)	Represents UDR’s maximum funding commitment only and therefore excludes other activity such as income from investments.
(c)	In January 2020, the Company increased its ownership interest from 49% to 100% in the 276 apartment home operating community located in Hillsboro, Oregon, for a cash purchase price of approximately $21.6 million. As a result, the Company consolidated the operating community and it is no longer accounted for as a preferred equity investment in an unconsolidated joint venture (see Note 3, Real Estate Owned). In connection with the purchase, the Company repaid the joint venture’s construction loan of approximately $35.6 million.
(d)	The Company’s preferred equity investment receives a variable percentage of the value created from the project upon a capital or liquidating event.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2020

(e)	In February 2020, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 142 apartment home community in Thousand Oaks, CA. The Company’s preferred equity investment of up to $20.1 million earns a preferred return of 9.0% per annum and receives a variable percentage of the value created from the project upon a capital or liquidating event. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and, therefore, accounts for it under the equity method of accounting.
(f)	As of March 31, 2020, the Company’s negative investment in 13th and Market Properties LLC of $3.3 million is included in Other UDR/MetLife Joint Ventures in the table above and recorded in Accounts payable, accrued expenses, and other liabilities on the Consolidated Balance Sheet.

As of March 31, 2020 and December 31, 2019, the Company had deferred fees of $9.0 million and $9.0 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $1.4 million and $2.8 million for the three months ended March 31, 2020 and 2019, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the three months ended March 31, 2020 and 2019.

Combined summary balance sheets relating to the unconsolidated joint ventures’ and partnerships’ (not just our proportionate share) are presented below as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31,	December 31,
	2020	2019
Total real estate, net	$1,868,502	$1,901,081
Cash and cash equivalents	32,486	29,823
Other assets	180,893	172,941
Total assets	$2,081,881	$2,103,845

Third party debt, net	$1,136,306	$1,148,048
Accounts payable and accrued liabilities	50,262	55,114
Total liabilities	1,186,568	1,203,162
Total equity	$895,313	$900,683

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2020

Combined summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019
Total revenues	$41,314	$81,532
Property operating expenses	15,297	30,312
Real estate depreciation and amortization	16,243	29,580
Operating income/(loss)	9,774	21,640
Interest expense	(10,347)	(21,924)
Net unrealized gain/(loss) on held investments	—	1,522
Other income/(loss)	(8)	103
Net income/(loss)	$(581)	$1,341
(1)

6. LEASES

Lessee - Ground Leases

UDR owns six communities that are subject to ground leases, under which UDR is the lessee, expiring between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases are classified as operating leases through the lease term expiration based on our election of the practical expedient provided by the leasing standard. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. We currently do not hold any finance leases. The Company also elected the short-term lease exception provided by the leasing standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. No leases qualified for the short-term lease exception during the three months ended March 31, 2020 and 2019.

As of March 31, 2020, the Operating lease right-of-use assets was $203.4 million and the Operating lease liabilities was $197.8 million on our Consolidated Balance Sheet related to our ground leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Company’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 44.5 years at March 31, 2020 and the weighted average discount rate was 5.0% at March 31, 2020.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2020

Future minimum lease payments and total operating lease liabilities from our ground leases as of March 31, 2020 are as follows (dollars in thousands):

Ground Leases
2020	$9,330
2021	12,442
2022	12,442
2023	12,442
2024	12,442
Thereafter	455,221
Total future minimum lease payments (undiscounted)	514,319
Difference between future undiscounted cash flows and discounted cash flows	(316,490)
Total operating lease liabilities (discounted)	$197,829

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

The components of operating lease expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Lease expense:
Contractual lease expense	$3,170	$2,159
Variable lease expense (a)	43	139
Total operating lease expense (b)(c)	$3,213	$2,298
(a)	Variable lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of income of the lessee.
(b)	Lease expense is reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the three months ended March 31, 2020, Operating lease right-of-use assets and Operating lease liabilities amortized by $0.8 million and $0.7 million, respectively, and for the three months ended March 31, 2019 Operating lease right-of-use assets and Operating lease liabilities amortized by $0.2 million and $0.1 million, respectively. The Company recorded $0.1 million and $0.1 million of total operating lease expense during the three months ended March 31, 2020 and 2019, respectively, due to the net impact of the amortization.

Lessor - Apartment Home, Retail and Commercial Space Leases

UDR’s communities and retail and commercial space are leased to tenants under operating leases. As of March 31, 2020, our apartment home leases generally have initial terms of 12 months or less and represent approximately 98.4% of our total lease revenue. As of March 31, 2020, our retail and commercial space leases generally have initial terms of between 5 and 15 years and represent approximately 1.6% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential increases in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates due to market based or fixed price renewal options and certain other conditions. (See Note 14, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

Future minimum lease payments from our retail and commercial leases as of March 31, 2020 are as follows (dollars in thousands):

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2020

Retail and Commercial Leases
2020	$16,849
2021	22,487
2022	20,781
2023	19,317
2024	17,594
Thereafter	81,662
Total future minimum lease payments (a)	$178,690
(a)	We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months or less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Company recorded variable percentage rents of $0.1 million and less than $0.2 million during the three months ended March 31, 2020 and 2019, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2020

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at March 31, 2020 and December 31, 2019 (dollars in thousands):

	Principal Outstanding		As of March 31, 2020
			Weighted	Weighted
			Average	Average	Number of
	March 31,	December 31,	Interest	Years to	Communities
	2020	2019	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$883,249	$884,869	3.61%	5.9	15
Credit facilities (b)	203,429	204,590	4.90%	2.8	4
Deferred financing costs and other non-cash adjustments	30,585	33,046
Total fixed rate secured debt, net	1,117,263	1,122,505	3.85%	5.3	19
Variable Rate Debt
Tax-exempt secured notes payable (c)	27,000	27,000	1.91%	12.0	1
Deferred financing costs	(62)	(64)
Total variable rate secured debt, net	26,938	26,936	1.91%	12.0	1
Total Secured Debt, net	1,144,201	1,149,441	3.80%	5.5	20
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due January 2023 (d) (m)	50,000	—	1.75%	2.8
Borrowings outstanding under unsecured commercial paper program due April 2020 (e) (m) (n)	215,000	300,000	1.58%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2021 (f)	24,797	16,583	1.82%	0.8
Term Loan due September 2023 (d) (m)	35,000	35,000	2.48%	3.5
Fixed Rate Debt
1.93% Term Loan due September 2023 (d) (m)	315,000	315,000	1.93%	3.5
3.75% Medium-Term Notes due July 2024 (net of discounts of $443 and $470, respectively) (g) (m)	299,557	299,530	3.75%	4.3
8.50% Debentures due September 2024	15,644	15,644	8.50%	4.5
4.00% Medium-Term Notes due October 2025 (net of discounts of $379 and $396, respectively) (h) (m)	299,621	299,604	4.00%	5.5
2.95% Medium-Term Notes due September 2026 (m)	300,000	300,000	2.95%	6.4
3.50% Medium-Term Notes due July 2027 (net of discounts of $511 and $529, respectively) (m)	299,489	299,471	3.50%	7.3
3.50% Medium-Term Notes due January 2028 (net of discounts of $924 and $954, respectively) (m)	299,076	299,046	3.50%	7.8
4.40% Medium-Term Notes due January 2029 (net of discounts of $5 and $5, respectively) (i) (m)	299,995	299,995	4.40%	8.8
3.20% Medium-Term Notes due January 2030 (net of premiums of $13,442 and $2,281, respectively) (j) (m)	613,442	402,281	3.20%	9.8
3.00% Medium-Term Notes due August 2031 (net of discounts of $1,099 and $1,123, respectively) (k) (m)	398,901	398,877	3.00%	11.4
3.10% Medium-Term Notes due November 2034 (net of discounts of $1,287 and $1,309, respectively) (l) (m)	298,713	298,691	3.10%	14.6
Other	12	13
Deferred financing costs	(23,310)	(21,652)
Total Unsecured Debt, net	3,740,937	3,558,083	3.29%	7.5
Total Debt, net	$4,885,138	$4,707,524	3.28%	7.1

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2020

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of March 31, 2020, secured debt encumbered $2.1 billion or 16.6% of UDR’s total real estate owned based upon gross book value ($10.7 billion or 83.4% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At March 31, 2020, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from August 2020 through February 2030 and carry interest rates ranging from 2.70% to 4.35%.

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the life of the underlying debt instrument.

(b) UDR had one secured credit facility with New York Life with an outstanding balance of $203.4 million at March 31, 2020. The New York Life credit facility matures in January 2023 and bears interest at a fixed rate of 4.90%.

During the three months ended March 31, 2020 and 2019, the Company had $2.6 million and $0.6 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties inclusive of its fixed rate mortgage notes payable and credit facilities, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $32.7 million and $35.3 million at March 31, 2020 and December 31, 2019, respectively.

(c) The variable rate mortgage note payable secures a tax-exempt housing bond issue that matures in March 2032. Interest on this note is payable in monthly installments. As of March 31, 2020, the variable interest rate on the mortgage note was 1.91%.
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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2020

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31,	December 31,
	2020	2019
Total revolving credit facility	$1,100,000	$1,100,000
Borrowings outstanding at end of period (1)	50,000	—
Weighted average daily borrowings during the period ended	11,538	55
Maximum daily borrowings during the period ended	50,000	20,000
Weighted average interest rate during the period ended	1.8%	2.6%
Interest rate at end of the period	1.8%	—%
(1)	Excludes $2.5 million and $2.9 million of letters of credit at March 31, 2020 and December 31, 2019, respectively.
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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31,	December 31,
	2020	2019
Total unsecured commercial paper program	$500,000	$500,000
Borrowings outstanding at end of period	215,000	300,000
Weighted average daily borrowings during the period ended	346,978	173,353
Maximum daily borrowings during the period ended	500,000	435,000
Weighted average interest rate during the period ended	1.8%	2.5%
Interest rate at end of the period	1.6%	2.0%

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

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31,	December 31,
	2020	2019
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	24,797	16,583
Weighted average daily borrowings during the period ended	25,212	23,487
Maximum daily borrowings during the period ended	46,419	66,170
Weighted average interest rate during the period ended	2.2%	3.1%
Interest rate at end of the period	1.8%	2.6%

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

MARCH 31, 2020

(i) The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $150.0 million of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 4.27%.
(j) The Company previously entered into forward starting interest rate swaps to hedge against the interest rate risk of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 3.42% for the initial $300.0 million issued. In connection with the additional $100.0 million issued in October 2019, the Company entered into treasury lock agreements to hedge against interest rate risk on all of this debt. The all-in weighted average interest rate, inclusive of the impact of the treasury locks, was 3.24% for the 2030 notes.

In February 2020, the Company issued $200.0 million of 3.20% senior unsecured medium-term notes due 2030. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2020. The notes were priced at 105.660% of the principal amount at issuance. This was a further issuance of the 2030 notes, and forms a single series with, the $300.0 million aggregate principal amount of the Company’s 3.20% notes due 2030 that were issued in July 2019 and the $100.0 million aggregate principal amount of the Company’s 3.20% notes due 2030 that were issued in October 2019. As of the completion of the offering, the aggregate principal amount of outstanding 2030 notes was $600.0 million.

(k) The Company entered into a treasury lock agreement to hedge against interest rate risk on $150.0 million of this debt. The all-in weighted average interest rate, inclusive of the impact of the treasury lock, was 3.01%.
(l) The Company previously entered into forward starting interest rate swaps to hedge against the interest rate risk of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 3.13%.
(m) The Operating Partnership is the guarantor of this debt.

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten calendar years subsequent to March 31, 2020 are as follows (dollars in thousands):

	Total Fixed	Total Variable	Total	Total		Total
Year	Secured Debt	Secured Debt	Secured Debt	Unsecured Debt		Debt
2020	$112,592	$—	$112,592	$215,000	(a)	$327,592
2021	8,763	—	8,763	24,797		33,560
2022	9,159	—	9,159	—		9,159
2023	295,965	—	295,965	400,000		695,965
2024	95,280	—	95,280	315,644		410,924
2025	173,189	—	173,189	300,000		473,189
2026	51,070	—	51,070	300,000		351,070
2027	1,111	—	1,111	300,000		301,111
2028	122,465	—	122,465	300,000		422,465
2029	144,584	—	144,584	300,000		444,584
Thereafter	72,500	27,000	99,500	1,300,000		1,399,500
Subtotal	1,086,678	27,000	1,113,678	3,755,441		4,869,119
Non-cash (b)	30,585	(62)	30,523	(14,504)		16,019
Total	$1,117,263	$26,938	$1,144,201	$3,740,937		$4,885,138
(a)	All unsecured debt due in the remainder of 2020 is related to the Company’s commercial paper program.
(b)	Includes the unamortized balance of fair market value adjustments, premiums/discounts and deferred financing costs. The Company amortized $1.0 million and $1.0 million, respectively, during the three months ended March 31, 2020 and 2019, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at March 31, 2020.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2020

(n) In April 2020, the entire $215.0 million of outstanding unsecured commercial paper as of March 31, 2020 was repaid at maturity with draws on the Company’s Revolving Credit Facility and Working Capital Credit Facility.

8. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended
	March 31,
	2020	2019
Numerator for income/(loss) per share:
Net income/(loss)	$5,540	$26,602
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(313)	(2,057)
Net (income)/loss attributable to noncontrolling interests	(6)	(42)
Net income/(loss) attributable to UDR, Inc.	5,221	24,503
Distributions to preferred stockholders — Series E (Convertible)	(1,066)	(1,011)
Income/(loss) attributable to common stockholders - basic and diluted	$4,155	$23,492

Denominator for income/(loss) per share:
Weighted average common shares outstanding	294,731	277,297
Non-vested restricted stock awards	(274)	(295)
Denominator for basic income/(loss) per share	294,457	277,002
Incremental shares issuable from assumed conversion of unvested LTIP Units and unvested restricted stock	703	555
Denominator for diluted income/(loss) per share	295,160	277,557

Income/(loss) per weighted average common share:
Basic	$0.01	$0.08
Diluted	$0.01	$0.08

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three months ended March 31, 2020 and 2019, the effect of the conversion of the OP Units, DownREIT Units, LTIP Units, the Company’s Series E preferred stock and shares issuable upon settlement of forward sales agreements was not dilutive and therefore not included in the above calculation.

In July 2017, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in April 2017, which replaced the prior at-the-market equity offering program entered into in April 2012. During the three months ended March 31, 2020, the Company did not sell any shares of common stock through its ATM program. As of March 31, 2020, we had 11.7 million shares of common stock available for future issuance under the ATM program, including an aggregate of 2.1 million shares subject to the forward sales agreements described below.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2020

During the three months ended March 31, 2020, the Company entered into forward sales agreements under its ATM program for a total of 2.1 million shares of common stock at a weighted average initial forward price per share of $49.56. The initial forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement. As of March 31, 2020, no shares under the forward sales agreements have been settled. The final dates by which shares sold under the forward sales agreements must be settled range between February 12, 2021 and March 3, 2021.

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

The following table sets forth the additional shares of common stock issuable, by equity instrument, if such equity instrument were converted to or redeemed for common stock for each of the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
OP/DownREIT Units	22,228	24,280
Convertible preferred stock	3,011	3,011
Unvested LTIP Units and unvested restricted stock	703	555

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

MARCH 31, 2020

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, December 31, 2019	$1,018,665
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(205,713)
Conversion of OP Units/DownREIT Units to Common Stock	(7,830)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	313
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(9,182)
Vesting of Long-Term Incentive Plan Units	23,018
Allocation of other comprehensive income/(loss)	(138)
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, March 31, 2020	$819,133

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners and unvested LTIP Units in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was less than $(0.1) million during each of the three months ended March 31, 2020 and 2019.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2020

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of March 31, 2020 and December 31, 2019, are summarized as follows (dollars in thousands):

			Fair Value at March 31, 2020, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	March 31,	March 31,	Liabilities	Inputs	Inputs
	2020 (a)	2020	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable (b)	$151,543	$160,515	$—	$—	$160,515
Total assets	$151,543	$160,515	$—	$—	$160,515

Derivatives - Interest rate contracts (c)	$3,075	$3,075	$—	$3,075	$—
Secured debt instruments - fixed rate: (d)
Mortgage notes payable	903,243	908,088	—	—	908,088
Credit facilities	216,181	213,026	—	—	213,026
Secured debt instruments - variable rate: (d)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (d)
Revolving credit facility	50,000	50,000	—	—	50,000
Working capital credit facility	24,797	24,797	—	—	24,797
Commercial paper program	215,000	215,000	—	—	215,000
Unsecured notes	3,474,450	3,466,082	—	—	3,466,082
Total liabilities	$4,913,746	$4,907,068	$—	$3,075	$4,903,993

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (e)	$819,133	$819,133	$—	$819,133	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2020

			Fair Value at December 31, 2019, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2019 (a)	2019	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable (b)	$153,650	$160,197	$—	$—	$160,197
Derivatives - Interest rate contracts (c)	6	6	—	6	—
Total assets	$153,656	$160,203	$—	$6	$160,197

Derivatives - Interest rate contracts (c)	$142	$142	$—	$142	$—
Secured debt instruments - fixed rate: (d)
Mortgage notes payable	906,228	898,329	—	—	898,329
Credit facilities	218,490	213,661	—	—	213,661
Secured debt instruments - variable rate: (d)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (d)
Working capital credit facility	16,583	16,583	—	—	16,583
Commercial paper program	300,000	300,000	—	—	300,000
Unsecured notes	3,263,152	3,397,622	—	—	3,397,622
Total liabilities	$4,731,595	$4,853,337	$—	$142	$4,853,195

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (e)	$1,018,665	$1,018,665	$—	$1,018,665	$—
(a)	Balances include fair market value adjustments and exclude deferred financing costs.
(b)	See Note 2, Significant Accounting Policies.
(c)	See Note 11, Derivatives and Hedging Activity.
(d)	See Note 7, Secured and Unsecured Debt, Net.
(e)	See Note 9, Noncontrolling Interests.

There were no transfers into or out of any of the levels of the fair value hierarchy during the three months ended March 31, 2020.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2020

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2020 and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At March 31, 2020 and December 31, 2019, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the three months ended March 31, 2020 and 2019.

After determining that an other-than-temporary decrease in the value of an equity method investment has occurred, we estimate the fair value of our investment by estimating the proceeds we would receive upon a hypothetical liquidation of the investment at the date of measurement. Inputs reflect management’s best estimate of what market participants would use in pricing the investment giving consideration to the terms of the joint venture agreement and the estimated discounted future cash flows to be generated from the underlying joint venture assets. The inputs and assumptions utilized to estimate the future cash flows of the underlying assets are based upon the Company’s evaluation of the economy, market trends, operating results, and other factors, including judgments regarding costs to complete any construction activities, lease up and occupancy rates, rental rates, inflation rates, capitalization rates utilized to estimate the projected cash flows at the disposition, and discount rates.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2020

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2020 and 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through March 31, 2021, the Company estimates that an additional $4.6 million will be reclassified as an increase to Interest expense.

As of March 31, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps	1	$315,000

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in no gain or loss for both the three months ended March 31, 2020 and 2019.

As of March 31, 2020, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	1	$19,880

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2020

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Interest rate products	$—	$6	$3,075	$142

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2020	2019	2020	2019	2020	2019
Three Months Ended March 31,
Interest rate products	$(2,917)	$(2,210)	$(357)	$945	$—	$—

	Three Months Ended
	March 31,
	2020	2019
Total amount of Interest expense presented on the Consolidated Statements of Operations	$39,317	$33,542

The Company did not recognize any gain/(loss) in Interest income and other income/(expense), net related to derivatives not designated during each of the three months ended March 31, 2020 and 2019.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2020

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of March 31, 2020 and December 31, 2019 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
March 31, 2020	$—	$—	$—	$—	$—	$—

December 31, 2019	$6	$—	$6	$(3)	$—	$3
(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Liabilities	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Liabilities	Liabilities	Sheets	(a)	Instruments	Posted	Net Amount
March 31, 2020	$3,075	$—	$3,075	$—	$—	$3,075

December 31, 2019	$142	$—	$142	$(3)	$—	$139
(a)	Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

12. STOCK BASED COMPENSATION

The Company recognized stock based compensation expense, inclusive of awards granted to our non-employee directors, net of capitalization, of $6.8 million and $5.9 million during the three months ended March 31, 2020 and 2019, respectively.

13. COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Commitments

The following summarizes the Company’s real estate commitments at March 31, 2020 (dollars in thousands):

	Number	UDR's		UDR's Remaining
	Properties	Investment (a)		Commitment
Wholly-owned — under development	3	$95,326		$183,174
Wholly-owned — redevelopment	2	17,660		7,840
Joint ventures:
Preferred equity investments	2	34,647	(b)	14,348	(c)
Other investments	-	14,364		23,700	(d)
Total		$161,997		$229,062
(a)	Represents UDR’s investment as of March 31, 2020.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2020
(b)	Represents UDR’s investment in Modera Lake Merritt and Thousand Oaks, which were under development as of March 31, 2020.
(c)	Represents UDR’s remaining commitment for Modera Lake Merritt and Thousand Oaks.
(d)	Represents UDR’s remaining commitment for other investment ventures.

Purchase Commitments

In 2019, the Company entered into a contract to purchase a development land parcel located in King of Prussia, Pennsylvania for a purchase price of approximately $14.8 million. The Company made a $0.8 million deposit on the purchase, which is generally non-refundable other than due to a failure of closing conditions pursuant to the terms of the purchase agreement. The acquisition is expected to close in 2020, subject to completion of entitlement and customary closing conditions.

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

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2019 and held as of March 31, 2020. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
●	Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

Management evaluates the performance of each of our apartment communities on a Same-Store Community and Non-Mature Community/Other basis, as well as individually and geographically. This is consistent with the aggregation

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2020

criteria under GAAP as each of our apartment communities generally has similar economic characteristics, facilities, services, and tenants. Therefore, the Company’s reportable segments have been aggregated by geography in a manner identical to that which is provided to the Chief Operating Decision Maker.

Revenue is measured based on consideration specified in contracts with customers. The Company recognizes revenue when it satisfies a performance obligation by providing the services specified in a contract to the customer. All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three months ended March 31, 2020 and 2019.

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

The following table details rental income and NOI for UDR’s reportable segments for the three months ended March 31, 2020 and 2019, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2020

	March 31, (a)
	2020	2019
Reportable apartment home segment lease revenue
Same-Store Communities (a)
West Region	$102,616	$98,633
Mid-Atlantic Region	56,085	54,300
Northeast Region	30,942	30,193
Southeast Region	30,677	29,531
Southwest Region	16,626	16,077
Non-Mature Communities/Other	74,676	30,169
Total segment and consolidated lease revenue	$311,622	$258,903

Reportable apartment home segment other revenue
Same-Store Communities (a)
West Region	$2,774	$3,076
Mid-Atlantic Region	1,573	2,002
Northeast Region	501	629
Southeast Region	1,429	1,790
Southwest Region	590	763
Non-Mature Communities/Other	1,604	759
Total segment and consolidated other revenue	$8,471	$9,019

Total reportable apartment home segment rental income
Same-Store Communities (a)
West Region	$105,390	$101,709
Mid-Atlantic Region	57,658	56,302
Northeast Region	31,443	30,822
Southeast Region	32,106	31,321
Southwest Region	17,216	16,840
Non-Mature Communities/Other	76,280	30,928
Total segment and consolidated rental income	$320,093	$267,922

Reportable apartment home segment NOI
Same-Store Communities (a)
West Region	$79,823	$76,984
Mid-Atlantic Region	40,377	39,179
Northeast Region	20,614	20,977
Southeast Region	22,617	22,010
Southwest Region	11,056	10,328
Non-Mature Communities/Other	50,978	20,205
Total segment and consolidated NOI	225,465	189,683
Reconciling items:
Joint venture management and other fees	1,388	2,751
Property management	(9,203)	(7,703)
Other operating expenses	(4,966)	(5,646)
Real estate depreciation and amortization	(155,476)	(112,468)
General and administrative	(14,978)	(12,467)
Casualty-related (charges)/recoveries, net	(1,251)	—
Other depreciation and amortization	(2,025)	(1,656)
Income/(loss) from unconsolidated entities	3,367	49
Interest expense	(39,317)	(33,542)
Interest income and other income/(expense), net	2,700	9,813
Tax (provision)/benefit, net	(164)	(2,212)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(313)	(2,057)
Net (income)/loss attributable to noncontrolling interests	(6)	(42)
Net income/(loss) attributable to UDR, Inc.	$5,221	$24,503
(a)	Same-Store Community population consisted of 37,910 apartment homes.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2020

The following table details the assets of UDR’s reportable segments as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31,	December 31,
	2020	2019
Reportable apartment home segment assets:
Same-Store Communities (a):
West Region	$3,704,480	$3,696,544
Mid-Atlantic Region	2,356,688	2,350,341
Northeast Region	1,501,767	1,500,597
Southeast Region	810,984	806,830
Southwest Region	603,082	600,350
Non-Mature Communities/Other	3,840,997	3,647,439
Total segment assets	12,817,998	12,602,101
Accumulated depreciation	(4,272,471)	(4,131,353)
Total segment assets — net book value	8,545,527	8,470,748
Reconciling items:
Cash and cash equivalents	980	8,106
Restricted cash	21,949	25,185
Notes receivable, net	151,543	153,650
Investment in and advances to unconsolidated joint ventures, net	588,395	588,262
Operating lease right-of-use assets	203,410	204,225
Other assets	179,301	186,296
Total consolidated assets	$9,691,105	$9,636,472
(a)	Same-Store Community population consisted of 37,910 apartment homes.

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
iv.	Southeast Region — Orlando, Nashville, Tampa and Other Florida
v.	Southwest Region — Dallas, Austin and Denver

15. Subsequent Event

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. The extent of the pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic and the duration of government measures to mitigate the pandemic, all of which are uncertain and difficult to predict. Although the effect on our results of operations and cash flows through the date of issuance of our financial statements was not material, given the uncertainty, we cannot predict the effect on future periods, but the adverse impact on the Company's future financial condition, results of operations and cash flows could be material, including, but not limited to, as a result of eviction moratoriums, rent deferrals, payment plans, lease concessions, waiving late payment fees, charges from potential adjustments of the carrying amount of receivables, and asset impairment charges.

[This page is intentionally left blank.]

UNITED DOMINION REALTY, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit data)

	March 31,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$3,886,613	$3,875,160
Less: accumulated depreciation	(1,831,814)	(1,796,568)
Total real estate owned, net of accumulated depreciation	2,054,799	2,078,592
Cash and cash equivalents	40	24
Restricted cash	14,121	13,998
Investment in unconsolidated entities	69,617	76,222
Operating lease right-of-use assets	204,723	205,668
Other assets	24,042	24,241
Total assets	$2,367,342	$2,398,745
LIABILITIES AND CAPITAL
Liabilities:
Secured debt, net	$99,082	$99,071
Notes payable due to the General Partner	635,738	637,233
Operating lease liabilities	199,149	200,001
Real estate taxes payable	8,639	2,801
Accrued interest payable	219	217
Security deposits and prepaid rent	17,854	17,946
Distributions payable	66,833	63,364
Accounts payable, accrued expenses, and other liabilities	10,426	12,226
Total liabilities	1,037,940	1,032,859

Commitments and contingencies (Note 11)

Capital:
Partners’ capital:
General partner:
110,883 OP Units outstanding at March 31, 2020 and December 31, 2019	833	859
Limited partners:
184,724,677 and 183,952,659 OP Units outstanding at March 31, 2020 and December 31, 2019, respectively	1,310,642	1,347,622
Total partners’ capital	1,311,475	1,348,481
Noncontrolling interests	17,927	17,405
Total capital	1,329,402	1,365,886
Total liabilities and capital	$2,367,342	$2,398,745

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
REVENUES:
Rental income	$112,165	$108,334

OPERATING EXPENSES:
Property operating and maintenance	16,837	16,531
Real estate taxes and insurance	13,773	12,664
Property management	3,225	2,979
Other operating expenses	3,859	2,400
Real estate depreciation and amortization	35,300	34,654
General and administrative	5,308	4,661
Casualty-related charges/(recoveries), net	(2)	—
Total operating expenses	78,300	73,889

Operating income	33,865	34,445

Income/(loss) from unconsolidated entities	(1,761)	(2,740)
Interest expense	(742)	(190)
Interest expense on notes payable due to the General Partner	(6,722)	(7,181)
Net income/(loss)	24,640	24,334
Net (income)/loss attributable to noncontrolling interests	(522)	(388)
Net income/(loss) attributable to OP unitholders	$24,118	$23,946

Net income/(loss) per weighted average OP Unit - basic and diluted	$0.13	$0.13

Weighted average OP Units outstanding - basic and diluted	184,503	183,949

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(In thousands)

(Unaudited)

		Limited
	Class A	Partners	UDR, Inc.		Total
	Limited	and LTIP	Limited	General	Partners’	Noncontrolling
	Partner	Units	Partner	Partner	Capital	Interests	Total
Balance at December 31, 2019	81,803	284,580	981,239	859	1,348,481	17,405	1,365,886
Net income/(loss)	229	896	22,979	14	24,118	522	24,640
Distributions	(631)	(2,588)	(63,399)	(40)	(66,658)	—	(66,658)
Adjustment to reflect limited partners’ capital at redemption value	(17,395)	(37,545)	54,940	—	—	—	—
Long-Term Incentive Plan Unit grants	—	5,534	—	—	5,534	—	5,534
Balance at March 31, 2020	$64,006	$250,877	$995,759	$833	$1,311,475	$17,927	$1,329,402

		Limited
	Class A	Partners	UDR, Inc.		Total
	Limited	and LTIP	Limited	General	Partners’	Noncontrolling
	Partner	Units	Partner	Partner	Capital	Interests	Total
Balance at December 31, 2018	$69,401	$302,545	$1,099,174	$950	$1,472,070	$13,819	$1,485,889
Net income/(loss)	228	812	22,892	14	23,946	388	24,334
Distributions	(599)	(2,570)	(60,262)	(38)	(63,469)	—	(63,469)
OP Unit redemptions for common shares of UDR	—	(71,673)	71,673	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	10,601	44,716	(55,317)	—	—	—	—
Long-Term Incentive Plan Unit grants	—	10,032	—	—	10,032	—	10,032
Balance at March 31, 2019	$79,631	$283,862	$1,078,160	$926	$1,442,579	$14,207	$1,456,786

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net income/(loss)	$24,640	$24,334
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	35,300	34,654
(Income)/loss from unconsolidated entities	1,761	2,740
Other	880	1,364
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(500)	2,529
Increase/(decrease) in operating liabilities	3,324	3,006
Net cash provided by/(used in) operating activities	65,405	68,627

Investing Activities
Capital expenditures and other major improvements — real estate assets	(10,960)	(14,271)
Distributions received from unconsolidated entities	4,844	4,613
Net cash provided by/(used in) investing activities	(6,116)	(9,658)

Financing Activities
Issuance/(repayment) of notes payable to the General Partner	(56,497)	(55,599)
Distributions paid to partnership unitholders	(2,653)	(2,989)
Net cash provided by/(used in) financing activities	(59,150)	(58,588)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	139	381
Cash, cash equivalents, and restricted cash, beginning of year	14,022	13,688
Cash, cash equivalents, and restricted cash, end of period	$14,161	$14,069

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$10,665	$5,031
Non-cash transactions:
Development costs and capital expenditures incurred but not yet paid	3,383	3,676
Recognition of operating lease right-of-use assets	—	94,174
Recognition of operating lease liabilities	—	88,161
LTIP Unit grants	5,534	10,032
Distributions declared but not yet paid	66,833	63,451

The following reconciles cash, cash equivalents, and restricted cash to the total of the same amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year
Cash and cash equivalents	$24	$125
Restricted cash	13,998	13,563
Total cash, cash equivalents, and restricted cash as shown above	$14,022	$13,688
Cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$40	$59
Restricted cash	14,121	14,010
Total cash, cash equivalents, and restricted cash as shown above	$14,161	$14,069

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

1. CONSOLIDATION AND BASIS OF PRESENTATION

Basis of Presentation

United Dominion Realty, L.P. (“UDR, L.P.,” the “Operating Partnership,” “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the three months ended March 31, 2020 and 2019, rental revenues of the Operating Partnership represented 35% and 40%, respectively, of the General Partner’s consolidated rental revenues. As of March 31, 2020, the Operating Partnership’s apartment portfolio consisted of 52 communities located in 15 markets consisting of 16,434 apartment homes.

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

As of March 31, 2020, there were 184.8 million OP Units outstanding, of which 176.2 million, or 95.3%, were owned by UDR and affiliated entities and 8.6 million, or 4.7%, were owned by non-affiliated limited partners. There were 184.1 million OP Units outstanding as of December 31, 2019, of which 176.2 million, or 95.7%, were owned by UDR and affiliated entities and 7.9 million, or 4.3%, were owned by non-affiliated limited partners. See Note 10, Capital Structure.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of March 31, 2020, and results of operations for the three months ended March 31, 2020 and 2019, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year, particularly in light of the novel coronavirus disease (“COVID-19”) pandemic and measures intended to mitigate its spread. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2019 included in the Annual Report on Form 10-K filed by UDR and the Operating Partnership with the SEC on February 18, 2020.

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

The Operating Partnership evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those noted in Note 6, Debt, net and Note 13, Subsequent Event.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

March 31, 2020

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard required entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, and to present the net amount of the financial instrument expected to be collected. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which amended the transition requirements and scope of ASU 2016-13 and clarified that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. The updated standard became effective for the Operating Partnership on January 1, 2020 and was adopted on a modified retrospective basis. However, as the Operating Partnership’s financial assets primarily relate to receivables arising from operating leases, the ASU did not have a material impact on the consolidated financial statements. Disclosures were updated pursuant to the requirements of the ASU.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Operating Partnership elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Operating Partnership continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur. The Operating Partnership does not expect the ASU to have a material impact on the consolidated financial statements.

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

March 31, 2020

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

3. REAL ESTATE OWNED

Real estate assets owned by the Operating Partnership consist of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. At March 31, 2020, the Operating Partnership owned and consolidated 52 communities in nine states plus the District of Columbia totaling 16,434 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31,	December 31,
	2020	2019
Land	$711,256	$711,256
Depreciable property — held and used:
Land improvements	97,807	96,864
Buildings, improvements, and furniture, fixtures and equipment	3,077,550	3,067,040
Real estate owned	3,886,613	3,875,160
Accumulated depreciation	(1,831,814)	(1,796,568)
Real estate owned, net	$2,054,799	$2,078,592

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

March 31, 2020

Acquisitions

The Operating Partnership did not have any acquisitions of real estate during the three months ended March 31, 2020.

Dispositions

The Operating Partnership did not have any dispositions of real estate during the three months ended March 31, 2020.

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Operating Partnership capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, were $0.4 million and less than $0.1 million for the three months ended March 31, 2020 and 2019, respectively. During both of the three months ended March 31, 2020 and 2019, total interest capitalized was less than $0.1 million and less than $0.1 million, respectively. As each apartment home in a capital project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

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

As of March 31, 2020, the DownREIT Partnership owned 12 communities with 5,657 apartment homes. The Operating Partnership’s investment in the DownREIT Partnership was $69.6 million and $76.2 million as of March 31, 2020 and December 31, 2019, respectively.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

March 31, 2020

Combined summary balance sheets relating to all of the DownREIT Partnership (not just our proportionate share) are presented below as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31,	December 31,
	2020	2019
Total real estate, net	$1,088,125	$1,106,703
Cash and cash equivalents	20	20
Note receivable from the General Partner	220,622	222,853
Other assets	5,312	4,829
Total assets	$1,314,079	$1,334,405

Secured debt, net	$426,724	$427,592
Other liabilities	23,628	28,087
Total liabilities	450,352	455,679
Total capital	$863,727	$878,726

Combined summary financial information relating to all of the DownREIT Partnership (not just our proportionate share) is presented below for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019
Total revenue	$32,678	$31,606
Property operating expenses	(13,309)	(13,096)
Real estate depreciation and amortization	(20,986)	(20,294)
Operating income/(loss)	(1,617)	(1,784)
Interest expense	(3,618)	(3,888)
Other income/(loss)	1,889	1,988
Net income/(loss)	$(3,346)	$(3,684)

5. LEASES

Lessee - Ground and Equipment Leases

The Operating Partnership owns six communities that are subject to ground leases, under which the Operating Partnership is the lessee, expiring between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases are classified as operating leases through the lease term expiration based on our election of the practical expedient provided by the leasing standard. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. In addition, the Operating Partnership leases equipment at six communities from the General Partner, pursuant to leases that expire in 2029. We currently do not hold any finance leases. The Operating Partnership also elected the short-term lease exception provided by the leasing standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. No leases qualified for the short-term lease exception during the three months ended March 31, 2020 and 2019.

As of March 31, 2020, the Operating lease right-of-use assets was $204.7 million and the Operating lease liabilities was $199.1 million on our Consolidated Balance Sheets related to our ground and equipment leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Operating Partnership’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

March 31, 2020

The weighted average remaining lease term for these leases was 44.5 years at March 31, 2020 and the weighted average discount rate was 5.0% at March 31, 2020.

Future minimum lease payments and total operating lease liabilities from our ground and equipment leases as of March 31, 2020 are as follows (dollars in thousands):

	Ground Leases	Equipment Leases	Total
2020	$9,330	$108	$9,438
2021	12,442	147	12,589
2022	12,442	150	12,592
2023	12,442	153	12,595
2024	12,442	156	12,598
Thereafter	455,221	795	456,016
Total future minimum lease payments (undiscounted)	514,319	1,509	515,828
Difference between future undiscounted cash flows and discounted cash flows	(316,490)	(189)	(316,679)
Total operating lease liabilities (discounted)	$197,829	$1,320	$199,149

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

The components of operating lease expenses from our ground and equipment leases were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019
Ground lease expense:
Contractual ground lease rent expense	$3,170	$2,140
Variable ground lease expense (a)	43	139
Total ground lease expense (b)	3,213	2,279
Contractual equipment lease expense (b)	36	-
Total operating lease expense (c)	$3,249	$2,279
(a)	Variable ground lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of income of the lessee.
(b)	Ground lease and equipment lease expense are reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the three months ended March 31, 2020, Operating lease right-of-use assets and Operating lease liabilities amortized by $0.9 million and $0.9 million, respectively. The Operating Partnership recorded $0.1 million and $0.1 million of total operating lease expense during the three months ended March 31, 2020 and 2019, respectively, due to the net impact of the amortization.

Lessor - Apartment Home and Retail and Commercial Leases

The Operating Partnership’s communities and retail and commercial space are leased to tenants under operating leases. As of March 31, 2020, our apartment home leases generally have initial terms of 12 months or less and represent 98.4% of our total lease revenue. As of March 31, 2020, our retail and commercial space leases generally have initial terms between 5 and 15 years and represent approximately 1.6% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential increases in rental rates, and our retail and

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

March 31, 2020

commercial space leases generally have renewal options, subject to associated increases in rental rates and certain other conditions. (See Note 12, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

Future minimum lease payments from our retail and commercial leases as of March 31, 2020 are as follows (dollars in thousands):

Retail and Commercial Leases
2020	$5,678
2021	7,311
2022	6,688
2023	6,361
2024	5,693
Thereafter	14,807
Total future minimum lease payments (a)	$46,538
(a)	We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months of less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Operating Partnership recorded variable percentage rents of less than $0.1 million and less than $0.1 million during the three months ended March 31, 2020 and 2019, respectively.

6. DEBT, NET

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	Principal Outstanding		As of March 31, 2020
				Weighted
			Weighted	Average
	March 31,	December 31,	Average	Years to	Communities
	2020	2019	Interest Rate	Maturity	Encumbered
Fixed Rate Debt
Mortgage note payable	$72,500	$72,500	3.10%	9.8	1
Deferred financing costs	(356)	(365)
Total fixed rate secured debt, net	72,144	72,135	3.10%	9.8	1
Variable Rate Debt
Tax-exempt secured note payable	$27,000	$27,000	1.91%	12.0	1
Deferred financing costs	(62)	(64)
Total variable rate secured debt, net	26,938	26,936	1.91%	12.0	1
Total Secured Debt, Net	$99,082	$99,071	2.83%	10.4	2

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

March 31, 2020

Fixed Rate Debt

Mortgage note payable. At March 31, 2020, the Operating Partnership had a fixed rate mortgage note payable for $72.5 million with an interest rate of 3.10%. Interest payments are due monthly and the note matures in February 2030.

Variable Rate Debt

Tax-exempt secured note payable. The variable rate mortgage note payable that secures a tax-exempt housing bond issue matures March 2032. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 1.91% as of March 31, 2020.

Guarantor on Unsecured Debt

The Operating Partnership is the guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, an unsecured commercial paper program with an aggregate borrowing capacity of $500 million, a $350 million term loan due September 2023, $300 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025, $300 million of medium-term notes due September 2026, $300 million of medium-term notes due July 2027, $300 million of medium-term notes due January 2028, $300 million of medium-term notes due January 2029, $600 million of medium-term notes due January 2030, $400 million of medium-term notes due August 2031, and $300 million of medium-term notes due November 2034. As of March 31, 2020 and December 31, 2019, the General Partner had $50.0 million and zero, respectively, outstanding balance under the unsecured revolving credit facility and had $215.0 million and $300.0 million, respectively, outstanding under its unsecured commercial paper program.

In April 2020, the entire $215.0 million of outstanding unsecured commercial paper as of March 31, 2020 was repaid at maturity with draws on the General Partner’s Revolving Credit Facility and Working Capital Credit Facility.

7. RELATED PARTY TRANSACTIONS

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

Allocation of General and Administrative Expenses

The General Partner shares various general and administrative costs, employees and other overhead costs with the Operating Partnership including legal assistance, acquisitions analysis, marketing, human resources, IT, accounting, rent, supplies and advertising, and allocates these costs to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on the reasonably anticipated benefits to the parties. The general and administrative expenses allocated to the Operating Partnership by UDR were $3.6 million and $3.6 million during both of the three months ended March 31, 2020 and 2019, respectively, and are included in General and administrative on the Consolidated Statements of Operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.

During the three months ended March 31, 2020 and 2019, the Operating Partnership reimbursed the General Partner $4.9 million and $4.0 million, respectively, for shared services related to corporate level property management costs incurred by the General Partner. These shared cost reimbursements are initially recorded within the line item General and administrative on the Consolidated Statements of Operations, and a portion related to management costs is reclassified to Property management on the Consolidated Statements of Operations. (See further discussion below.)

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

March 31, 2020

Notes Payable to the General Partner

The following table summarizes the Operating Partnership’s Notes payable due to the General Partner as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	Interest rate at	Balance Outstanding
	March 31,	March 31,	December 31,
	2020	2020	2019
Note due August 2021	5.34%	$5,500	$5,500
Note due December 2023	5.18%	83,196	83,196
Note due April 2026	4.12%	184,638	184,638
Note due November 2028	4.69%	133,205	133,205
Note due December 2028 (a)	3.28%	229,199	230,694
Total notes payable due to the General Partner		$635,738	$637,233
(a)	There is no limit on the total commitments under this unsecured revolving note. Interest is incurred on the unpaid principal balance at a variable interest rate equivalent to the General Partner’s weighted average interest rate on borrowings, or 3.28% as of March 31, 2020. The note matures on December 1, 2028. To the extent there is an outstanding principal balance on the revolving note payable, the General Partner, at its discretion, can demand payment at any time prior to the stated maturity date of the note.

Certain limited partners of the Operating Partnership have provided guarantees or reimbursement agreements related to these notes payable. The guarantees were provided by the limited partners in conjunction with their contribution of properties to the Operating Partnership. The Operating Partnership recognized interest expense on the notes payable of $6.7 million and $7.2 million during the three months ended March 31, 2020 and 2019, respectively.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

March 31, 2020

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of March 31, 2020 and December 31, 2019 are summarized as follows (dollars in thousands):

			Fair Value at March 31, 2020, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	March 31,	March 31,	Liabilities	Inputs	Inputs
	2020 (a)	2020	(Level 1)	(Level 2)	(Level 3)
Description:
Secured debt instrument - fixed rate: (b)
Mortgage note payable	$72,500	$73,663	$—	$—	$73,663
Secured debt instrument - variable rate: (b)
Tax-exempt secured note payable	27,000	27,000	—	—	27,000
Total liabilities	$99,500	$100,663	$—	$—	$100,663

			Fair Value at December 31, 2019, Using
			Quoted
	Total		Prices in
	Carrying		Active
	Amount in		Markets
	Statement of		for Identical	Significant
	Financial	Fair Value	Assets	Other	Significant
	Position at	Estimate at	or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2019 (a)	2019	(Level 1)	(Level 2)	(Level 3)
Description:
Secured debt instruments - fixed rate: (b)
Mortgage notes payable	$72,500	$71,976	$—	$—	$71,976
Secured debt instrument - variable rate: (b)
Tax-exempt secured note payable	$27,000	$27,000	$—	$—	$27,000
Total liabilities	$99,500	$98,976	$—	$—	$98,976
(a)	Balances exclude deferred financing costs.
(b)	See Note 6, Debt, Net.

There were no transfers into or out of each of the levels of the fair value hierarchy during the three months ended March 31, 2020.

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

March 31, 2020

Operating Partnership has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the General Partner, on behalf of the Operating Partnership, has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2020 and December 31, 2019, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Financial Instruments Not Carried at Fair Value

As of March 31, 2020, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

The Operating Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Cash flow estimates are based upon historical results adjusted to reflect management’s best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. The General Partner’s estimates of fair value represent management’s estimates based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Operating Partnership did not incur any impairments on long-lived assets or any other-than-temporary impairments in the value of its investments in unconsolidated entities during the three months ended March 31, 2020 and 2019.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

March 31, 2020

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As of and during the three months ended March 31, 2020 and 2019, no derivatives designated as cash flow hedges were held by the Operating Partnership.

Derivatives not designated as hedges are not speculative and are used to manage the Operating Partnership’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in no gain or loss for each of the three months ended March 31, 2020 and 2019.

As of March 31, 2020, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	1	$19,880

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

As of March 31, 2020 and December 31, 2019, the fair value of the Operating Partnership’s derivative financial instruments was zero.

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

During the three months ended March 31, 2020 and 2019, the Operating Partnership’s derivative instruments did not impact the Consolidated Statement of Operations.

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

10. CAPITAL STRUCTURE

General Partnership Units

The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP Units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Limited Partnership Units. There were 0.1 million General Partnership units outstanding at March 31, 2020 and December 31, 2019, all of which were held by UDR.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

March 31, 2020

Limited Partnership Units

As of March 31, 2020 and December 31, 2019, there were 184.7 million and 184.0 million, respectively, of limited partnership units outstanding, of which 1.9 million were Class A Limited Partnership Units for both periods. UDR owned 176.1 million, or 95.3%, and 176.1 million, or 95.7%, of OP Units outstanding at March 31, 2020 and December 31, 2019, respectively, of which 0.1 million were Class A Limited Partnership Units for both periods. The remaining 8.6 million, or 4.7%, and 7.9 million, or 4.3%, of OP Units outstanding were held by non-affiliated partners at March 31, 2020 and December 31, 2019, respectively, of which 1.8 million were Class A Limited Partnership Units for both periods.

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

The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by non-affiliated limited partners was $314.9 million and $366.4 million as of March 31, 2020 and December 31, 2019, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.

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

The following table shows OP Units outstanding and OP Unit activity as of and for the three months ended March 31, 2020 (units in thousands):

			UDR, Inc.
	Class A			Class A
	Limited	Limited	Limited	Limited	General
	Partners	Partners	Partner	Partner	Partner	Total
Ending balance at December 31, 2019	1,752	6,094	175,986	121	111	184,064
Vesting of LTIP Units	—	772	—	—	—	772
Ending balance at March 31, 2020	1,752	6,866	175,986	121	111	184,836

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

March 31, 2020

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

11. COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Commitments

The following summarizes the Operating Partnership’s real estate commitments at March 31, 2020 (dollars in thousands):

	Number		Operating Partnership's
	Properties	Investment	Remaining Commitment
Real estate communities - redevelopment	1	$9,150	$5,850

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

March 31, 2020

support functions and costs. The Chief Operating Decision Maker of the General Partner utilizes NOI as the key measure of segment profit or loss.

The Operating Partnership’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to January 1, 2019 and held as of March 31, 2020. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
●	Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the three months ended March 31, 2020 and 2019.

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

The following table details rental income and NOI for the Operating Partnership’s reportable segments for the three months ended March 31, 2020 and 2019, and reconciles NOI to Net income/(loss) attributable to OP unitholders on the Consolidated Statements of Operations (dollars in thousands):

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

March 31, 2020

	March 31, (b)
	2020	2019
Reportable apartment home segment lease revenue
Same-Store Communities (a)
West Region	$63,242	$60,782
Mid-Atlantic Region	15,164	14,810
Northeast Region	8,229	7,972
Southeast Region	12,987	12,462
Southwest Region	1,830	1,924
Non-Mature Communities/Other	7,550	6,726
Total segment and consolidated lease revenue	$109,002	$104,676
Reportable apartment home segment other revenue
Same-Store Communities (a)
West Region	$1,779	$1,995
Mid-Atlantic Region	431	535
Northeast Region	101	166
Southeast Region	644	775
Southwest Region	71	31
Non-Mature Communities/Other	137	156
Total segment and consolidated other revenue	$3,163	$3,658
Total reportable apartment home segment rental income
Same-Store Communities (a)
West Region	$65,021	$62,777
Mid-Atlantic Region	15,595	15,345
Northeast Region	8,330	8,138
Southeast Region	13,631	13,237
Southwest Region	1,901	1,955
Non-Mature Communities/Other	7,687	6,882
Total segment and consolidated rental income	$112,165	$108,334
Reportable apartment home segment NOI
Same-Store Communities (a)
West Region	$49,493	$47,797
Mid-Atlantic Region	10,796	10,524
Northeast Region	5,909	6,205
Southeast Region	9,550	9,257
Southwest Region	1,391	1,337
Non-Mature Communities/Other	4,416	4,019
Total segment and consolidated NOI	81,555	79,139
Reconciling items:
Property management	(3,225)	(2,979)
Other operating expenses	(3,859)	(2,400)
Real estate depreciation and amortization	(35,300)	(34,654)
General and administrative	(5,308)	(4,661)
Casualty-related (charges)/recoveries, net	2	—
Income/(loss) from unconsolidated entities	(1,761)	(2,740)
Interest expense	(7,464)	(7,371)
Net (income)/loss attributable to noncontrolling interests	(522)	(388)
Net income/(loss) attributable to OP unitholders	$24,118	$23,946
(a)	Same-Store Community population consisted of 15,941 apartment homes.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

March 31, 2020

The following table details the assets of the Operating Partnership’s reportable segments as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31,	December 31,
	2020	2019
Reportable apartment home segment assets
Same-Store Communities (a):
West Region	$2,017,542	$2,011,495
Mid-Atlantic Region	671,170	669,417
Northeast Region	408,954	408,703
Southeast Region	354,058	352,790
Southwest Region	144,640	144,210
Non-Mature Communities/Other	290,249	288,545
Total segment assets	3,886,613	3,875,160
Accumulated depreciation	(1,831,814)	(1,796,568)
Total segment assets - net book value	2,054,799	2,078,592
Reconciling items:
Cash and cash equivalents	40	24
Restricted cash	14,121	13,998
Investment in unconsolidated entities	69,617	76,222
Operating lease right-of-use assets	204,723	205,668
Other assets	24,042	24,241
Total consolidated assets	$2,367,342	$2,398,745
(a)	Same-Store Community population consisted of 15,941 apartment homes.

Markets included in the above geographic segments are as follows:

i.	West Region — Orange County, San Francisco, Seattle, Los Angeles, Monterey Peninsula, Other Southern California and Portland
ii.	Mid-Atlantic Region — Metropolitan, D.C. and Baltimore
iii.	Northeast Region — New York and Boston
iv.	Southeast Region — Nashville, Tampa and Other Florida
v.	Southwest Region — Denver

13. Subsequent Event

The Operating Partnership is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. The extent of the pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic and the duration of government measures to mitigate the pandemic, all of which are uncertain and difficult to predict. Although the effect on our results of operations and cash flows through the date of issuance of our financial statements was not material, given the uncertainty, we cannot predict the effect on future periods, but the adverse impact on the Operating Partnership's future financial condition, results of operations and cash flows could be material, including, but not limited to, as a result of eviction moratoriums, rent deferrals, payment plans, lease concessions, waiving late payment fees, charges from potential adjustments of the carrying amount of receivables, and asset impairment charges.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy, rental expense growth and expected or potential impacts of the novel coronavirus disease (“COVID-19”) pandemic. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of the COVID-19 pandemic and measures intended to prevent its spread or address its effects, unfavorable changes in the apartment market, changing economic conditions, the impact of inflation/deflation on rental rates and property operating expenses, expectations concerning the availability of capital and the stability of the capital markets, the impact of competition and competitive pricing, acquisitions, developments and redevelopments not achieving anticipated results, delays in completing developments and redevelopments, delays in completing lease-ups on schedule or at expected rent and occupancy levels, expectations on job growth, home affordability and demand/supply ratio for multifamily housing, expectations concerning development and redevelopment activities, expectations on occupancy levels and rental rates, expectations concerning joint ventures and partnerships with third parties, expectations that automation will help grow net operating income, and expectations on annualized net operating income.

The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

●	the impact of the COVID-19 pandemic and measures intended to prevent its spread or address its effects;
●	general economic conditions;
●	unfavorable changes in apartment market and economic conditions that could adversely affect occupancy levels and rental rates, including as a result of COVID-19;
●	the failure of acquisitions to achieve anticipated results;
●	possible difficulty in selling apartment communities;
●	competitive factors that may limit our ability to lease apartment homes or increase or maintain rents;
●	insufficient cash flow that could affect our debt financing and create refinancing risk;
●	failure to generate sufficient revenue, which could impair our debt service payments and distributions to stockholders;
●	development and construction risks that may impact our profitability;
●	potential damage from natural disasters, including hurricanes and other weather-related events, which could result in substantial costs to us;
●	risks from climate change that impacts our properties or operations;
●	risks from extraordinary losses for which we may not have insurance or adequate reserves;
●	risks from cybersecurity breaches of our information technology systems and the information technology systems of our third party vendors and other third parties;
●	uninsured losses due to insurance deductibles, self-insurance retention, uninsured claims or casualties, or losses in excess of applicable coverage;
●	delays in completing developments and lease-ups on schedule;
●	our failure to succeed in new markets;
●	risks that third parties who have an interest in or are otherwise involved in projects in which we have an interest, including mezzanine borrowers, joint venture partners or other investors, do not perform as expected;

●	changing interest rates, which could increase interest costs and affect the market price of our securities;
●	potential liability for environmental contamination, which could result in substantial costs to us;
●	the imposition of federal taxes if we fail to qualify as a REIT under the Code in any taxable year;
●	our internal control over financial reporting may not be considered effective which could result in a loss of investor confidence in our financial reports, and in turn have an adverse effect on our stock price; and
●	changes in real estate laws, tax laws, rent control or stabilization laws or other laws affecting our business.

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

COVID-19 Update

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The pandemic has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place or similar orders.

Our headquarters and all of our properties are located in areas that are or have been subject to shelter-in-place orders and restrictions on the types of businesses that may continue to operate. These orders and restrictions and other impacts of the COVID-19 pandemic may adversely affect the ability of our residents and retail and commercial tenants to pay their rent. It is not yet known how various programs adopted by the federal government and state and local governments will impact the ability of our residents and retail and commercial tenants to pay their rent. The governmental actions intended to prevent the spread of COVID-19 have also caused us to reduce staffing at certain of our locations, and have impacted our ability to conduct our business in the ordinary course. Further, a number of the jurisdictions in which we operate have adopted eviction moratoriums, either directly or indirectly (such as through direction to law enforcement or courts not to serve notices or take actions related to eviction), which may negatively impact our ability to remove residents or retail and commercial tenants who are not paying their rent and our ability to rent their units or other space to new residents or retail and commercial tenants, respectively. We have received more requests from our residents and retail and commercial tenants for assistance with respect to paying rent than we have historically received. In response, we have instituted a number of initiatives to assist residents and other tenants, including rent deferrals, payment plans, and waiving late payment fees when appropriate. We also have experienced a decrease in resident move-outs and turnover on an annualized basis. With respect to leasing activities, while inquiries from potential residents have decreased, our percentage of leases entered into with a prospective tenant has increased.

For April 2020, we have collected 95.5% of billed monthly rents from our multifamily residents. In addition, 95.3% of our multifamily residents have paid April monthly rent in full and 2.7% of our multifamily residents have paid a portion of April monthly rent. 2.0% of our multifamily residents have not paid at least a portion of April monthly rent.

Over the last several years, we have worked to consistently strengthen our balance sheet and improve our liquidity profile, which we believe positions us well to weather the current economic and market challenges. The extent of the COVID-19 pandemic’s effect on our operational and financial performance, however, will depend on future developments, including the duration, spread and intensity of the pandemic and the duration of government measures to mitigate the pandemic, all of which are uncertain and difficult to predict. Although the effect on our operations during the first quarter was not material, given the uncertainty, we cannot predict the effect on future periods, but the adverse impact on our future financial condition, results of operations, and cash flows could be material.

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the three months ended March 31, 2020 and 2019, of each of UDR, Inc. and United Domination Realty, L.P.

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

At March 31, 2020, our consolidated real estate portfolio included 150 communities in 13 states plus the District of Columbia totaling 47,579 apartment homes. In addition, we have an ownership interest in 5,134 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 2,004 apartment homes owned by entities in which we hold preferred equity investments. The Same-Store Community apartment home population for the three months ended March 31, 2020, was 37,910.

The following table summarizes our market information by major geographic markets as of and for the three months ended March 31, 2020:

		March 31, 2020			Three Months Ended March 31, 2020
			Percentage	Total		Monthly
	Number of	Number of	of Total	Carrying	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)
West Region
Orange County, CA	10	4,434	8.9%	$1,139,008	97.2%	$2,379
San Francisco, CA	11	2,751	6.9%	879,361	96.5%	3,752
Seattle, WA	13	2,570	6.9%	883,416	97.6%	2,564
Los Angeles, CA	4	1,225	3.6%	458,776	97.0%	2,940
Monterey Peninsula, CA	7	1,565	1.4%	183,271	95.9%	1,954
Other Southern California	2	654	0.9%	109,793	97.0%	2,047
Portland, OR	2	476	0.4%	50,855	97.0%	1,643
Mid-Atlantic Region
Metropolitan D.C.	21	7,799	16.0%	2,050,050	97.5%	2,125
Richmond, VA	4	1,358	1.2%	152,291	97.1%	1,407
Baltimore, MD	3	720	1.2%	154,347	97.3%	1,725
Northeast Region
Boston, MA	4	1,388	3.6%	467,063	95.9%	2,958
New York, NY	3	1,452	8.1%	1,034,704	98.4%	4,580
Southeast Region
Orlando, FL	9	2,500	1.8%	234,957	96.0%	1,419
Tampa, FL	7	2,287	2.1%	267,124	96.7%	1,480
Nashville, TN	8	2,260	1.7%	221,102	97.7%	1,359
Other Florida	1	636	0.7%	87,801	96.4%	1,661
Southwest Region
Dallas, TX	7	2,345	2.3%	290,327	97.5%	1,391
Austin, TX	4	1,272	1.3%	168,115	97.6%	1,550
Denver, CO	1	218	1.1%	144,640	92.4%	3,145
Total/Average Same-Store Communities	121	37,910	70.1%	8,977,001	97.1%	$2,208
Non-Mature, Commercial Properties & Other	27	9,402	28.3%	3,631,021
Total Real Estate Held for Investment	148	47,312	98.4%	12,608,022
Real Estate Under Development (b)	—	—	0.7%	95,326
Real Estate Held for Disposition (c)	2	267	0.9%	114,650
Total Real Estate Owned	150	47,579	100.0%	12,817,998
Total Accumulated Depreciation				(4,272,471)
Total Real Estate Owned, Net of Accumulated Depreciation				$8,545,527
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	As of March 31, 2020, the Company was developing three wholly-owned communities with a total of 878 apartment homes, none of which have been completed.
(c)	The Company had two communities located in Seattle, Washington that met the criteria to be classified as held for disposition at March 31, 2020.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2019 and held as of March 31, 2020. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

In July 2017, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in April 2017, which replaced the prior at-the-market equity offering program entered into in April 2012. During the three months ended March 31, 2020, the Company did not sell any shares of common stock through its ATM program. As of March 31, 2020, we had 11.7 million shares of common stock available for future issuance under the ATM program, including an aggregate of 2.1 million shares subject to the forward sales agreements described below.

During the three months ended March 31, 2020, the Company entered into forward sales agreements under its ATM program for a total of 2.1 million shares of common stock at a weighted average initial forward price per share of $49.56. The initial forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement. As of March 31, 2020, no shares under the forward sales agreement have been settled. The final date by which shares sold under the forward sales agreements must be settled range between February 12, 2021 and March 3, 2021. See Note 8, Income/(Loss) per Share, in the Notes to the UDR Consolidated Financial Statements included in this Report for additional discussion of forward sales agreements.

In February 2020, the Company issued $200.0 million of 3.20% senior unsecured medium-term notes due 2030. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2020. The notes were priced at 105.660% of the principal amount at issuance. This was a further issuance of the 2030 notes, and form a single series with, the $300.0 million aggregate principal amount of the Company’s 3.20% notes due 2030 that were issued in July 2019 and the $100.0 million aggregate principal amount of the Company’s 3.20% notes due 2030 that were issued in October 2019. As of the completion of the offering, the aggregate principal amount of outstanding 2030 notes was $600.0 million.

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

During the remainder of 2020, we have approximately $112.6 million of secured debt maturing, inclusive of principal amortization, and $215.0 million of unsecured debt maturing, comprised solely of unsecured commercial paper. We anticipate repaying the remaining debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

In April 2020, the entire $215.0 million of outstanding unsecured commercial paper as of March 31, 2020 was repaid at maturity with draws on the Company’s Revolving Credit Facility and Working Capital Credit Facility. As of April 30, 2020, we had $375.0 million outstanding under the Revolving Credit Facility, leaving $725.0 million of unused capacity (excluding $2.5 million of letters of credit), and we had $24.8 million outstanding under the Working Capital Credit Facility, leaving $50.2 million of unused capacity.

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

Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in UDR’s Annual Report on Form 10-K, filed with the SEC on February 18, 2020. There have been no significant changes in our critical accounting policies from those reported in our Form 10-K filed with the SEC on February 18, 2020. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019.

Operating Activities

For the three months ended March 31, 2020, our Net cash provided by/(used in) operating activities was $135.5 million, compared to $137.3 million for the comparable period in 2019. The decrease in cash flow from operating activities was primarily due to changes in operating assets and liabilities, partially offset by improved net operating income, primarily driven by revenue growth at communities and net operating income from communities acquired in 2019.

Investing Activities

For the three months ended March 31, 2020, Net cash provided by/(used in) investing activities was $(214.0) million, compared to $(459.7) million for the comparable period in 2019. The decrease in cash used in investing activities was primarily due to the decrease in acquisitions made during the current period, partially offset by an increase in spend for development of real estate assets.

Acquisitions

In January 2020, the Company acquired a 294 apartment home operating community located in Tampa, Florida for approximately $85.2 million. The Company increased its real estate assets owned by approximately $83.1 million and recorded approximately $2.1 million of in-place lease intangibles.

In January 2020, the Company increased its ownership interest from 49% to 100% in a 276 apartment home operating community located in Hillsboro, Oregon, for a cash purchase price of approximately $21.6 million. In connection with the acquisition, the Company repaid approximately $35.6 million of joint venture construction financing. As a result, the Company consolidated the operating community. The Company had previously accounted for its 49% ownership interest as a preferred equity investment in an unconsolidated joint venture (see Note 5, Joint Ventures and Partnerships). The Company accounted for the consolidation as an asset acquisition resulting in no gain or loss upon consolidation and increased its real estate assets owned by approximately $67.8 million and recorded approximately $1.7 million of in-place lease intangibles.

Capital Expenditures

We capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

For the three months ended March 31, 2020, total capital expenditures of $32.2 million, or $677 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $34.4 million, or $865 per stabilized home, for the comparable period in 2019.

The decrease in total capital expenditures was primarily due to:

●	a decrease of $6.9 million in spend as compared to the comparable period in 2019 for our operations platform, which includes smart home installations in certain of our properties;

partially offset by:

●	an increase of 27.6%, or $2.0 million, in recurring capital expenditures, which include asset preservation and turnover related expenditures.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the three months ended March 31, 2020 and 2019 (dollars in thousands):

				Per Home
	Three Months Ended March 31,			Three Months Ended March 31,
	2020	2019	% Change	2020	2019	% Change
Turnover capital expenditures	$2,491	$2,046	21.7%	$52	$51	2.0%
Asset preservation expenditures	6,718	5,172	29.9%	141	131	7.6%
Total recurring capital expenditures	9,209	7,218	27.6%	193	182	6.0%
NOI enhancing improvements (a)	7,651	6,333	20.8%	161	159	1.3%
Major renovations (b)	9,752	8,348	16.8%	205	210	(2.4)%
Operations platform	5,601	12,500	(55.2)%	118	314	(62.5)%
Total capital expenditures	$32,213	$34,399	(6.4)%	$677	$865	(21.8)%
Repair and maintenance expense	$12,925	$8,780	47.2%	$272	$221	23.1%
Average home count (c)	47,579	39,750	19.7%
(a)	NOI enhancing improvements are expenditures that result in increased income generation or decreased expense growth.
(b)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(c)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

The above table includes amounts capitalized during the year. Cash paid for capital expenditures is impacted by the net change in related accruals.

We intend to continue to selectively add NOI enhancing improvements, which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement.

Consolidated Real Estate Under Development and Redevelopment

At March 31, 2020, our development pipeline consisted of three wholly-owned communities totaling 878 apartment homes, none of which have been completed, with a budget of $278.5 million, in which we have a carrying value of $95.3 million. The communities are estimated to be completed between the first quarter of 2021 and the second quarter of 2022.

At March 31, 2020, the Company was redeveloping two communities, located in New York, New York and Boston, Massachusetts, which are expected to be completed in the third quarter of 2020 and the first quarter of 2021, respectively. The redevelopments include the renovation of building exteriors, corridors, and common area amenities as well as individual apartment homes.

During the three months ended March 31, 2020, we incurred $9.8 million in major renovations, which include major structural changes and/or architectural revisions to existing buildings, an increase of $1.4 million compared to the three months ended March 31, 2019.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the three months ended March 31, 2020:

●	we made investments totaling $16.1 million in our unconsolidated joint ventures, including contributions of $14.8 million to three unconsolidated investments under our Developer Capital Program, which earn preferred returns ranging from 8.5% to 9.0%;
●	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $3.4 million; and
●	we received distributions of $5.0 million, of which $1.7 million were operating cash flows and $3.3 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the three months ended March 31, 2020 and 2019.

Financing Activities

For the three months ended March 31, 2020, our Net cash provided by/(used in) financing activities was $68.2 million, compared to $137.7 million for the comparable period of 2019.

The following significant financing activities occurred during the three months ended March 31, 2020:

●	net repayment of $85.0 million on our unsecured commercial paper program;
●	net proceeds of $58.2 million from the Company’s unsecured revolving credit facilities;
●	issued $200.0 million of 3.20% senior unsecured medium-term notes due January 15, 2030, for net proceeds of approximately $211.3 million; and
●	payment of $100.9 million of distributions to our common stockholders.

Credit Facilities and Commercial Paper Program

UDR had one secured credit facility with New York Life with an outstanding balance of $203.4 million at March 31, 2020. The New York Life credit facility matures in January 2023 and bears interest at a fixed rate of 4.90%.

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

As of March 31, 2020, we had $50.0 million outstanding under the Revolving Credit Facility, leaving $1.1 billion of unused capacity (excluding $2.5 million of letters of credit at March 31, 2020), and $350.0 million of outstanding borrowings under the Term Loan.

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

As of March 31, 2020, we had $24.8 million of outstanding borrowings under the Working Capital Credit Facility, leaving $50.2 million of unused capacity.

The bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at March 31, 2020.

We have an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $500 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of our other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of March 31, 2020, we had issued $215.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 1.58%, leaving $285.0 million of unused capacity. In April 2020, the entire $215.0 million of outstanding unsecured commercial paper as of March 31, 2020 was repaid at maturity with draws on the Company’s Revolving Credit Facility and Working Capital Credit Facility.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets and operations. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $351.8 million in variable rate debt that is not subject to interest rate swap contracts as of March 31, 2020. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the three months ended March 31, 2020 would increase by $1.2 million based on the average balance outstanding during the period.

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

The Company also utilizes derivative financial instruments to manage interest rate risk and generally designates these financial instruments as cash flow hedges. See Note 11, Derivatives and Hedging Activities, in the Notes to the UDR Consolidated Financial Statements included in this Report for additional discussion of derivative instruments.

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by/(used in) operating activities	$135,456	$137,333
Net cash provided by/(used in) investing activities	(214,044)	(459,749)
Net cash provided by/(used in) financing activities	68,226	137,679

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $4.2 million ($0.01 per diluted share) for the three months ended March 31, 2020, as compared to $23.5 million ($0.08 per diluted share) for the comparable period in the prior year. The decrease resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	an increase in depreciation expense of $43.0 million primarily due to communities acquired in 2019, partially offset by a decrease from fully depreciated assets;
●	an increase in interest expense of $5.8 million primarily due to higher average debt balances; and
●	a decrease in interest income and other income/(expense), net of $7.1 million, primarily attributable to an $8.5 million promoted interest on the prepayment of a note to a multifamily technology company in 2019.

This was partially offset by:

●	an increase in total property NOI of $35.8 million primarily due to higher revenue per occupied home and NOI from additional operating communities, including those acquired in 2020 and 2019.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31, (a)
	2020	2019	% Change
Same-Store Communities:
Same-Store rental income	$243,813	$236,994	2.9%
Same-Store operating expense (b)	(69,326)	(67,516)	2.7%
Same-Store NOI	174,487	169,478	3.0%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (c)	40,294	11,456	251.7%
Acquired communities NOI	1,394	—	NM *
Redevelopment communities NOI	4,926	5,232	(5.8)%
Development communities NOI	(40)	—	NM *
Non-residential/other NOI	2,771	1,328	108.7%
Sold and held for disposition communities NOI	1,633	2,189	(25.4)%
Total Non-Mature Communities/Other NOI	50,978	20,205	152.3%
Total property NOI	$225,465	$189,683	18.9%

*Not meaningful

(a)	Same-Store consists of 37,910 apartment homes.
(b)	Excludes depreciation, amortization, and property management expenses.
(c)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net income/(loss) attributable to UDR, Inc.	$5,221	$24,503
Joint venture management and other fees	(1,388)	(2,751)
Property management	9,203	7,703
Other operating expenses	4,966	5,646
Real estate depreciation and amortization	155,476	112,468
General and administrative	14,978	12,467
Casualty-related charges/(recoveries), net	1,251	—
Other depreciation and amortization	2,025	1,656
(Income)/loss from unconsolidated entities	(3,367)	(49)
Interest expense	39,317	33,542
Interest income and other (income)/expense, net	(2,700)	(9,813)
Tax provision/(benefit), net	164	2,212
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	313	2,057
Net income/(loss) attributable to noncontrolling interests	6	42
Total property NOI	$225,465	$189,683

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to January 1, 2019 and held on March 31, 2020 consisted of 37,910 apartment homes and provided 77.4% of our total NOI for the three months ended March 31, 2020.

NOI for our Same-Store Community properties increased 3.0%, or $5.0 million, for the three months ended March 31, 2020 compared to the same period in 2019. The increase in property NOI was attributable to a 2.9%, or $6.8 million, increase in property rental income, which was partially offset by a 2.7%, or $1.8 million, increase in operating expenses. The increase in property income was primarily driven by a 2.6%, or $5.6 million, increase in rental rates and a 4.7%, or $1.2 million, increase in reimbursement and ancillary and fee income. Physical occupancy increased by 0.2% to 97.1% and total monthly income per occupied home increased 0.5% to $2,208.

The increase in operating expenses was primarily driven by a 5.8%, or $1.6 million, increase in real estate taxes, which was primarily due to higher assessed valuations, and a 10.5%, or $0.9 million, increase in repair and maintenance expense due to the increased use of third party vendors, partially offset by an 8.5%, or $1.2 million, decrease in personnel expense as a result of fewer employees.

The operating margin (property net operating income divided by property rental income) was 71.6% and 71.5% for the three months ended March 31, 2020 and 2019, respectively.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

The remaining 22.6%, or $51.0 million, of our total NOI during the three months ended March 31, 2020 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 152.3%, or $30.8 million, for the three months ended March 31, 2020 as compared to the same period in 2019. The increase was primarily attributable to a $28.8 million increase in stabilized, non-mature communities NOI, and a $1.4 million increase in acquired communities, partially offset by a $0.6 million decrease in NOI from sold and held for disposition communities.

Real estate depreciation and amortization

For the three months ended March 31, 2020 and 2019, the Company recognized real estate depreciation and amortization of $155.5 million and $112.5 million, respectively. The increase in 2020 as compared to 2019 was primarily attributable to communities acquired in 2019, partially offset by a decrease from fully depreciated assets.

Interest expense

For the three months ended March 31, 2020 and 2019, the Company recognized interest expense of $39.3 million and $33.5 million, respectively. The increase in 2020 as compared to 2019 was primarily attributable to higher average debt balances.

Interest income and other income/(expense), net

For the three months ended March 31, 2020 and 2019, we recognized interest income and other income/(expense), net of $2.7 million and $9.8 million, respectively. The decrease in 2020 as compared to 2019 was primarily attributable to an $8.5 million promoted interest on the prepayment of a note to a multifamily technology company in 2019.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three months ended March 31, 2020.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net income/(loss) attributable to common stockholders	$4,155	$23,492
Real estate depreciation and amortization	155,476	112,468
Noncontrolling interests	319	2,099
Real estate depreciation and amortization on unconsolidated joint ventures	8,816	15,674
FFO attributable to common stockholders and unitholders, basic	$168,766	$153,733
Distributions to preferred stockholders — Series E (Convertible)	1,066	1,011
FFO attributable to common stockholders and unitholders, diluted	$169,832	$154,744
Income/(loss) per weighted average common share, diluted	$0.01	$0.08
FFO per weighted average common share and unit, basic	$0.53	$0.51
FFO per weighted average common share and unit, diluted	$0.53	$0.51
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	316,685	301,282
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	320,399	304,848

Impact of adjustments to FFO:
Promoted interest on settlement of note receivable, net of tax	$—	$(6,482)
Legal and other costs	758	3,660
Unrealized (gain)/loss on unconsolidated investments, net of tax	32	(229)
Severance costs and other restructuring expense	1,642	—
Casualty-related charges/(recoveries), net	1,399	15
Casualty-related charges/(recoveries) on unconsolidated joint ventures, net	31	146
	$3,862	$(2,890)
FFOA attributable to common stockholders and unitholders, diluted	$173,694	$151,854

FFOA per weighted average common share and unit, diluted	$0.54	$0.50

Recurring capital expenditures	(9,209)	(7,218)
AFFO attributable to common stockholders and unitholders, diluted	$164,485	$144,636

AFFO per weighted average common share and unit, diluted	$0.51	$0.47

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (shares in thousands):

	Three Months Ended
	March 31,
	2020	2019
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	316,685	301,282
Weighted average number of OP/DownREIT Units outstanding	(22,228)	(24,280)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	294,457	277,002

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	320,399	304,848
Weighted average number of OP/DownREIT Units outstanding	(22,228)	(24,280)
Weighted average number of Series E Cumulative Convertible Preferred shares outstanding	(3,011)	(3,011)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	295,160	277,557

United Dominion Realty, L.P.:

Business Overview

United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”) is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At March 31, 2020, the Operating Partnership’s real estate portfolio included 52 communities located in nine states and the District of Columbia with a total of 16,434 apartment homes.

As of March 31, 2020, UDR owned 0.1 million units of our general partnership interests and 176.1 million units of our limited partnership interests (the “OP Units”), or approximately 95.3% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this section of this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries, and all references in this section to “UDR” or the “General Partner” refer solely to UDR, Inc.

UDR is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in June 2003. At March 31, 2020, the General Partner’s consolidated real estate portfolio included 150 communities located in 13 states and the District of Columbia with a total of 47,579 apartment homes. In addition, the General Partner had an ownership interest in 5,134 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 2,004 apartment homes owned by entities in which we hold preferred equity investments.

The Operating Partnership’s same-store community apartment home population for the three months ended March 31, 2020 was 15,941.

The following table summarizes our market information by major geographic markets as of and for the three months ended March 31, 2020:

		March 31, 2020			Three Months Ended March 31, 2020
			Percentage	Total		Monthly
	Number of	Number of	of Total	Carrying	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)
West Region
Orange County, CA	5	3,119	19.3%	$748,432	97.4%	$2,328
San Francisco, CA	9	2,185	15.8%	612,276	96.6%	3,386
Seattle, WA	5	932	5.9%	230,553	97.4%	2,149
Los Angeles, CA	2	344	3.0%	116,667	96.4%	2,856
Monterey Peninsula, CA	7	1,565	4.7%	183,271	95.9%	1,954
Other Southern California	1	414	2.0%	75,488	97.3%	2,154
Portland, OR	2	476	1.3%	50,855	97.0%	1,643
Mid-Atlantic Region
Metropolitan D.C.	6	2,068	14.5%	564,635	96.9%	2,189
Baltimore, MD	2	540	2.7%	106,535	97.0%	1,553
Northeast Region
New York, NY	1	503	8.6%	333,956	99.3%	3,994
Boston, MA	1	387	1.9%	74,998	94.5%	2,141
Southeast Region
Tampa, FL	2	942	2.8%	110,657	97.8%	1,547
Nashville, TN	6	1,612	4.0%	155,600	97.5%	1,336
Other Florida	1	636	2.3%	87,801	96.4%	1,661
Southwest Region
Denver, CO	1	218	3.7%	144,640	92.4%	3,145
Total/Average Same-Store Communities	51	15,941	92.5%	3,596,364	96.9%	$2,254
Non-Mature, Commercial Properties & Other	1	493	7.5%	290,249
Total Real Estate Owned	52	16,434	100.0%	3,886,613
Total Accumulated Depreciation				(1,831,814)
Total Real Estate Owned, Net of Accumulated Depreciation				$2,054,799
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to January 1, 2019 and held as of March 31, 2020. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

As of March 31, 2020, the Operating Partnership does not have any debt maturing during the remainder of 2020.

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

Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Operating Partnership’s Annual Report on Form 10-K, filed with the SEC on February 18, 2020. There have been no significant changes in our critical accounting policies from those reported. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019.

Operating Activities

For the three months ended March 31, 2020, Net cash provided by/(used in) operating activities was $65.4 million compared to $68.6 million for the comparable period in 2019. The decrease in cash flow from operating activities was primarily due to changes in operating assets and liabilities, partially offset by improved net operating income, primarily driven by revenue growth at communities.

Investing Activities

For the three months ended March 31, 2020, Net cash provided by/(used in) investing activities was $(6.1) million compared to $(9.7) million for the comparable period in 2019. The decrease in cash used in investing activities was primarily due to a decrease in capital expenditures during the three months ended March 31, 2020, as compared to the same period in 2019.

Acquisitions and Dispositions

The Operating Partnership did not have any acquisitions or dispositions of real estate during the three months ended March 31, 2020.

Financing Activities

For the three months ended March 31, 2020 and 2019, our Net cash provided by/(used in) financing activities was $(59.2) million compared to $(58.6) million for the comparable period of 2019. The increase in cash used in financing activities was primarily due to an increase in repayments of notes payable to the General Partner.

Guarantor on Unsecured Debt

The Operating Partnership is the guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, an unsecured commercial paper program with an aggregate borrowing capacity of $500 million, a $350 million term loan due September 2023, $300 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025, $300 million of medium-term notes due September 2026, $300 million of medium-term notes due July 2027, $300 million of medium-term notes due January 2028, $300 million of medium-term notes due January 2029, $600 million of medium-term notes due January 2030, $400 million of medium-term notes due August 2031, and $300 million of medium-term notes due November 2034. As of March 31, 2020 and December 31, 2019, the General Partner had $50.0 million and zero, respectively, outstanding balance under the unsecured revolving credit facility and had $215.0 million and $300.0 million, respectively, outstanding under its unsecured commercial paper program.

In April 2020, the entire $215.0 million of outstanding unsecured commercial paper as of March 31, 2020 was repaid at maturity with draws on the General Partner’s Revolving Credit Facility and Working Capital Credit Facility.

The credit facilities are subject to customary financial covenants and limitations.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $27.0 million in variable rate debt that is not subject to interest rate swap contracts as of March 31, 2020. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the three months ended March 31, 2020 would increase by $0.1 million based on the average balance outstanding during the period.

These amounts are determined by considering the impact of hypothetical interest rates on our borrowing cost. These analyses do not consider the effects of the adjusted level of overall economic activity that could exist in such an environment. Further, in the event of a change of such amount, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure.

The General Partner also utilizes derivative financial instruments owed by the Operating Partnership to manage interest rate risk and generally designates these financial instruments as cash flow hedges. See Note 9, Derivatives and Hedging Activities, in the Notes to the Operating Partnership’s Consolidated Financial Statements for additional discussion of derivative instruments.

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by/(used in) operating activities	$65,405	$68,627
Net cash provided by/(used in) investing activities	(6,116)	(9,658)
Net cash provided by/(used in) financing activities	(59,150)	(58,588)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019.

Net Income/(Loss) Attributable to OP Unitholders

Net income attributable to OP unitholders was $24.1 million ($0.13 per diluted OP Unit) for the three months ended March 31, 2020, as compared to net income of $23.9 million ($0.13 per diluted OP Unit) for the comparable period in the prior year. The increase in net income attributable to OP unitholders resulted primarily from the following item, which is discussed in further detail elsewhere within this Report:

●	an increase in total property NOI of $2.4 million, primarily due to higher revenue per occupied home.

This was partially offset by:

●	an increase in other operating expenses of $1.5 million, primarily due to higher ground lease expense.

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

The following table summarizes the operating performance of our total property NOI for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended
	March 31, (a)%
	2020	2019	Change
Same-Store Communities:
Same-Store rental income	$104,478	$101,452	3.0%
Same-Store operating expense (b)	(27,339)	(26,332)	3.8%
Same-Store NOI	77,139	75,120	2.7%

Non-Mature Communities/Other NOI:
Redevelopment communities NOI	3,451	3,547	(2.7)%
Non-residential/other NOI	965	472	104.4%
Total Non-Mature Communities/Other NOI	4,416	4,019	9.9%
Total property NOI	$81,555	$79,139	3.1%
(a)	Same-Store consists of 15,941 apartment homes.
(b)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of Net income/(loss) attributable to OP unitholders to total property NOI for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net income/(loss) attributable to OP unitholders	$24,118	$23,946
Property management	3,225	2,979
Other operating expenses	3,859	2,400
Real estate depreciation and amortization	35,300	34,654
General and administrative	5,308	4,661
Casualty-related charges/(recoveries), net	(2)	—
(Income)/loss from unconsolidated entities	1,761	2,740
Interest expense	7,464	7,371
Net income/(loss) attributable to noncontrolling interests	522	388
Total property NOI	$81,555	$79,139

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to January 1, 2019 and held as of March 31, 2020, consisted of 15,941 apartment homes and provided 94.6% of our total NOI for the three months ended March 31, 2020.

NOI for our Same-Store Community properties increased 2.7%, or $2.0 million, for the three months ended March 31, 2020 compared to the same period in 2019. The increase in property NOI was primarily attributable to a 3.0%, or $3.0 million, increase in property rental income, which was partially offset by a 3.8%, or $1.0 million, increase in operating expenses. The increase in property income was primarily driven by a 2.5%, or $2.3 million, increase in rental rates and a 6.3%, or $0.7 million, increase in reimbursement and ancillary and fee income. Physical occupancy increased 0.3% to 96.9% and total monthly income per occupied home increased 2.6% to $2,254.

The increase in operating expenses was primarily driven by a 6.4%, or $0.6 million, increase in real estate taxes, which was primarily due to higher assessed valuations, and a 12.0%, or $0.5 million, increase in repair and maintenance expense due to the increased use of third party vendors, partially offset by an 7.0%, or $0.4 million, decrease in personnel expense as a result of fewer employees.

The operating margin (property net operating income divided by property rental income) was 73.8% and 74.0% for the three months ended March 31, 2020 and 2019, respectively.

Non-Mature Communities/Other

The Operating Partnership’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties and the non-apartment components of mixed use properties.

The remaining 5.4%, or $4.4 million, of our total NOI during the three months ended March 31, 2020 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased 9.9%, or $0.4 million, for the three months ended March 31, 2020, compared to the same period in 2019. The increase was primarily attributable to a $0.5 million increase in NOI from non-residential/other, partially offset by a $0.1 million decrease in NOI from redevelopment communities.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three months ended March 31, 2020.

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

See our Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2020, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.

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

Risks Related to Our Real Estate Investments and Our Operations

The Ongoing COVID-19 Pandemic and Measures Intended to Prevent its Spread Could Have a Material Adverse Effect on our Business, Results of Operations, Cash Flows and Financial Condition.

Since being first reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The pandemic has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. Our headquarters and all of our properties and our corporate offices are located in areas that are or have been subject to shelter-in-place orders and restrictions on the types of businesses that may continue to operate.

The impact of the COVID-19 pandemic and measures to prevent its spread could materially and adversely affect our business in a number of ways. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our residents and retail and commercial tenants to meet their rent obligations to us, which could be adversely affected by, among other things, job losses, furloughs, store closures, lower incomes and uncertainty about the future as a result of the COVID-19 pandemic. The deterioration of economic conditions as a result of the pandemic may ultimately decrease occupancy levels and rents across our portfolio, which could adversely affect the value of our properties. In addition, numerous state, local, federal and industry-initiated efforts, including eviction moratoriums and shelter-in-place orders, may affect our ability to collect rent or enforce remedies for the failure to pay rent, which may negatively impact our ability to remove residents or retail and commercial tenants who are not paying rent and our ability to rent their units or other space to new residents or retail and commercial tenants, respectively. Our development and construction projects, including those is our Developer Capital Program, also could be adversely affected, including as a result of disruptions in supply chains and government restrictions on the types of projects that may continue during the pandemic or as a result of delayed construction schedules due to social distancing efforts. The COVID-19 pandemic and measures to prevent its spread also could adversely affect the businesses and financial condition of our counterparties, including our joint venture partners, borrowers under our mezzanine loans, and general contractors and their subcontractors, and their ability to satisfy their obligations to us and to complete transactions or projects with us as intended. In addition, a significant number of our retail tenants have been forced to close temporarily as a result of COVID-19 and related government actions, which has resulted in, and could continue to result in, delays in rent payments, rent concessions, early lease terminations or tenant bankruptcies.

The COVID-19 pandemic also has caused, and may continue to cause, severe economic, market and other disruptions worldwide. Disruptions in the financial markets could adversely impact our access to equity and debt financing, including through our commercial paper program, on favorable terms or at all, which could adversely affect our ability to consummate acquisitions, fund developments and capital expenditures, and repay or refinance indebtedness as it becomes due. See “Risks

Related to Our Indebtedness and Financings—Disruptions in Financial Markets May Adversely Impact Availability and Cost of Credit and Have Other Adverse Effects on Us and the Market Price of UDR’s Stock.”

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic and the duration of government measures to mitigate the pandemic, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

Unfavorable Apartment Market and Economic Conditions Could Adversely Affect Occupancy Levels, Rental Revenues and the Value of Our Real Estate Assets. Unfavorable market conditions in the areas in which we operate or unfavorable economic conditions generally, including as a result of COVID-19, may significantly affect our occupancy levels, our rental rates and collections, the value of our properties and our ability to acquire or dispose of apartment communities on economically favorable terms. Our ability to lease our properties at favorable rates is adversely affected by the increase in supply in the multifamily and other rental markets and is dependent upon the overall level in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, debt levels, housing markets, stock market volatility and uncertainty about the future. Some of our major expenses generally do not decline when related rents decline. We would expect that declines in our occupancy levels and rental revenues would cause us to have less cash available to pay our indebtedness and to distribute to UDR’s stockholders, which could adversely affect our financial condition or the market value of our securities. Factors that may affect our occupancy levels, our rental revenues, and/or the value of our properties include the following, among others:

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

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the three months ended March 31, 2020, approximately 51.4% of our total NOI was generated from communities located in the Washington, D.C. metropolitan area (16.0%), Orange County, CA (13.1%), the San Francisco Bay Area, CA (11.0%) and Boston, MA (11.3%). For the year ended December 31, 2019, approximately 52.7% of our total NOI was generated from communities located in the Washington, D.C. metropolitan area (16.2%), Orange County, CA (14.2%), the San Francisco Bay Area, CA (12.2%) and New York, NY (10.1%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or real estate market conditions, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse. In addition, if one or more of these markets is adversely affected by changes in regional or local regulations, including those related to rent control or stabilization, such regulations may have a greater adverse impact on our results of operation than if our portfolio was more geographically diverse.

We May Be Unable to Renew Leases or Relet Apartment Units as Leases Expire, or the Terms of Renewals or New Leases May Be Less Favorable Than Current Leases. When our residents decide to leave our apartments, whether because they decide not to renew their leases or they leave prior to their lease expiration date, we may not be able to relet their apartment units. Even if the residents do renew or we can relet the apartment units, the terms of renewal or reletting may be less favorable than current lease terms. Furthermore, because the majority of our apartment leases have initial terms of 12 months or less, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms. If we are unable to promptly renew the leases or relet the apartment units, or if the rental rates upon renewal or reletting are lower than expected rates, then our results of operations and financial condition may be adversely affected. If residents do not experience increases in their income or if they experience decreases in their income or job losses, we may be unable to increase or maintain rent and/or delinquencies may increase.

We Face Certain Risks Related to Our Retail and Commercial Space. Certain of our properties include retail or commercial space that we lease to third parties. The long term nature of our retail and commercial leases (generally five to ten years with market-based or fixed-price renewal options) and the characteristics of many of our tenants (generally small and/or local businesses) may subject us to certain risks. The longer term leases could result in below market lease rates over time. Tenants may provide guarantees and other credit support which may prove to be inadequate or uncollectable, and the failure rate of small and/or local businesses may be higher than average. We may not be able to lease new space for rents that are consistent with our projections or for market rates. Also, when leases for our retail or commercial space terminate either at the end of the lease or because a tenant leaves early, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the prior lease terms. Our properties compete with other properties with retail or commercial space. The presence of competitive alternatives may adversely affect our ability to lease space and the level of rents we can obtain. If our retail or commercial tenants experience financial distress or bankruptcy, they have in the past and may in the future fail to comply with their contractual obligations, seek concessions in order to continue operations, or cease their operations, which could adversely impact our results of operations and financial condition.

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

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in partnerships and joint ventures, including those in which we own a preferred interest, with other persons or entities when we believe circumstances warrant the use of such structures. As of March 31, 2020, we had active joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $588.4 million. We could become engaged in a dispute with one or more of our partners which could adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners might fail to make capital contributions when due, which may require us to contribute additional capital or may negatively impact the project. In addition, we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of March 31, 2020, UDR had approximately $351.8 million of variable rate indebtedness outstanding, which constitutes approximately 7.1% of total outstanding indebtedness as of such date. As of March 31, 2020, the Operating Partnership had approximately $27.0 million of variable rate indebtedness outstanding, which constitutes approximately 27.1% of total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties.

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

Disruptions in Financial Markets May Adversely Impact Availability and Cost of Credit and Have Other Adverse Effects on Us and the Market Price of UDR’s Stock. Our ability to make scheduled payments on, or to refinance, our debt obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control. The global equity and credit markets are experiencing a period of extraordinary turmoil and volatility as a result of the COVID-19 pandemic, related government actions and uncertainty regarding their duration and impact. These circumstances may materially and adversely impact liquidity in the financial markets at times, making terms for certain financings less attractive or in some cases unavailable. Disruptions and uncertainty in the equity and credit markets may negatively impact our ability to refinance existing indebtedness and access additional financing for acquisitions, development of our properties and other purposes at reasonable terms or at all, which may negatively affect our business and the market price of UDR’s common stock. We also rely on the financial institutions that are parties to our revolving credit facility. If these institutions become capital constrained, tighten their lending standards or become insolvent or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time, they may be unable or unwilling to honor their funding commitments to us, which would adversely affect our ability to draw on our revolving credit facility. If we are not successful in refinancing our existing indebtedness when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of UDR’s common or preferred stock.

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

Changes to the U.S. Federal Income Tax Laws, including the Enactment of Certain Tax Reform Measures, Could Have an Adverse Impact on Our Business and Financial Results. In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in real estate and REITs, including the passage of the Tax Cuts and Jobs Act of 2017. Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), has been enacted that makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the Tax Cut and Jobs Act of 2017, and it is possible that additional such legislation may be enacted in the future. The full impact of the Tax Cut and Jobs Act of 2017 and the CARES Act may not become evident for some period of time. In addition, there can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are regularly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results.

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

Risks Related to Our Organization and Ownership of UDR’s Stock

Changes in Market Conditions and Volatility of Stock Prices Could Adversely Affect the Market Price of UDR’s Common Stock. The stock markets, including the New York Stock Exchange (“NYSE”), on which we list UDR’s common stock, have experienced significant price and volume fluctuations, including recently as a result of the COVID-19 pandemic. As a result, the market price of UDR’s common stock has been, and in the future could be, similarly volatile, and investors in UDR’s common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect the price per share of UDR’s common stock, including:

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

During the three months ended March 31, 2020, we did not issue any shares of our common stock upon redemption of OP Units in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Repurchase of Equity Securities

In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under these programs during the three months ended March 31, 2020:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (a)
Beginning Balance	10,561	$22.66	10,561	14,439
January 1, 2020 through January 31, 2020	—	—	—	14,439
February 1, 2020 through February 29, 2020	—	—	—	14,439
March 1, 2020 through March 31, 2020	—	—	—	14,439
Balance as of March 31, 2020	10,561	$22.66	10,561	14,439
(a)	This number reflects the amount of shares that were available for purchase under our 10 million share repurchase program authorized in February 2006 and our 15 million share repurchase program authorized in January 2008.

During the three months ended March 31, 2020, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended March 31, 2020:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
January 1, 2020 through January 31, 2020	19,319	$46.12	N/A	N/A
February 1, 2020 through February 29, 2020	39,292	48.60	N/A	N/A
March 1, 2020 through March 31, 2020	—	—	N/A	N/A
Total	58,611	$47.78
(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Restatement of UDR, Inc. (incorporated by reference to Exhibit 3.09 to UDR, Inc.’s Current Report on Form 8-K dated July 27, 2005 and filed with the SEC on August 1, 2005).

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

4.1	UDR, Inc. 3.200% Medium-Term Note, Series A due January 2030, issued February 28, 2020.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc., general partner of United Dominion Realty, L.P.

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc., general partner of United Dominion Realty, L.P.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.

32.3	Section 1350 Certification of the Chief Executive Officer of UDR, Inc., general partner of United Dominion Realty, L.P.

32.4	Section 1350 Certification of the Chief Financial Officer of UDR, Inc., general partner of United Dominion Realty, L.P.

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended March 31, 2020, formatted in Inline XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., (vi) notes to consolidated financial statements of UDR, Inc., (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of changes in capital of United Dominion Realty, L.P., (x) consolidated statements of cash flows of United Dominion Realty, L.P. and (xi) notes to consolidated financial statements of United Dominion Realty, L.P.. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
Date:	May 7, 2020	/s/ Joseph D. Fisher
Joseph D. Fisher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

United Dominion Realty, L.P.
By: UDR, Inc., its general partner
Date:	May 7, 2020	/s/ Joseph D. Fisher
Joseph D. Fisher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)