Form 10-Q
period 2020-06-30
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2020-07-29
CIK 74208, 1018254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

UDR, Inc.	☐
United Dominion Realty, L.P.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

UDR, Inc.	Yes ☐ No ⌧
United Dominion Realty, L.P.	Yes ☐ No ⌧

The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of July 27, 2020 was 295,066,874.

UDR, INC.

UNITED DOMINION REALTY, L.P.

Item 6. Exhibits	110

Signatures	112

Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4

EXPLANATORY NOTE

This Report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2020 of UDR, Inc., a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR, Inc. is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company,” “UDR” or “UDR, Inc.” refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including United Dominion Realty, L.P. and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”), also a Delaware limited partnership of which UDR is the sole general partner. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or the “OP” refer to United Dominion Realty, L.P., together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership and the DownREIT Partnership are referred to as “OP Units” and “DownREIT Units,” respectively, and the holders of the OP Units and DownREIT Units are referred to as “unitholders.” This combined Form 10-Q is being filed separately by UDR and the Operating Partnership.

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

As of June 30, 2020, UDR owned 0.1 million units (100%) of the general partnership interests of the Operating Partnership and 176.1 million OP Units, representing approximately 95.3% of the total outstanding OP Units in the Operating Partnership. UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and UDR’s role as the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are presented in this report for each of UDR and the Operating Partnership.

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$12,643,851	$12,532,324
Less: accumulated depreciation	(4,372,321)	(4,131,330)
Real estate held for investment, net	8,271,530	8,400,994
Real estate under development (net of accumulated depreciation of $203 and $23, respectively)	131,585	69,754
Total real estate owned, net of accumulated depreciation	8,403,115	8,470,748
Cash and cash equivalents	833	8,106
Restricted cash	22,043	25,185
Notes receivable, net	155,956	153,650
Investment in and advances to unconsolidated joint ventures, net	598,058	588,262
Operating lease right-of-use assets	202,586	204,225
Other assets	181,880	186,296
Total assets	$9,564,471	$9,636,472

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$1,112,870	$1,149,441
Unsecured debt, net	3,653,934	3,558,083
Operating lease liabilities	197,092	198,558
Real estate taxes payable	31,952	29,445
Accrued interest payable	47,087	45,199
Security deposits and prepaid rent	45,607	48,353
Distributions payable	115,254	109,382
Accounts payable, accrued expenses, and other liabilities	111,264	90,032
Total liabilities	5,315,060	5,228,493

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	834,466	1,018,665

Equity:
Preferred stock, no par value; 50,000,000 shares authorized:
8.00% Series E Cumulative Convertible; 2,695,363 and 2,780,994 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	44,764	46,200
Series F; 14,452,717 and 14,691,274 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1	1
Common stock, $0.01 par value; 350,000,000 shares authorized:
295,067,779 and 294,588,305 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	2,951	2,946
Additional paid-in capital	5,794,428	5,781,975
Distributions in excess of net income	(2,432,882)	(2,462,132)
Accumulated other comprehensive income/(loss), net	(11,940)	(10,448)
Total stockholders’ equity	3,397,322	3,358,542
Noncontrolling interests	17,623	30,772
Total equity	3,414,945	3,389,314
Total liabilities and equity	$9,564,471	$9,636,472

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
REVENUES:
Rental income	$305,982	$278,463	$626,075	$546,385
Joint venture management and other fees	1,274	2,845	2,662	5,596
Total revenues	307,256	281,308	628,737	551,981
OPERATING EXPENSES:
Property operating and maintenance	48,717	42,894	98,200	84,833
Real estate taxes and insurance	45,012	35,834	90,157	72,134
Property management	8,797	8,006	18,000	15,709
Other operating expenses	6,100	2,735	11,066	8,381
Real estate depreciation and amortization	155,056	117,934	310,532	230,402
General and administrative	10,971	12,338	25,949	24,805
Casualty-related charges/(recoveries), net	102	246	1,353	246
Other depreciation and amortization	2,027	1,678	4,052	3,334
Total operating expenses	276,782	221,665	559,309	439,844
Gain/(loss) on sale of real estate owned	61,303	5,282	61,303	5,282
Operating income	91,777	64,925	130,731	117,419

Income/(loss) from unconsolidated entities	8,021	6,625	11,388	6,674
Interest expense	(38,597)	(34,417)	(77,914)	(67,959)
Interest income and other income/(expense), net	2,421	1,310	5,121	11,123
Income/(loss) before income taxes	63,622	38,443	69,326	67,257
Tax (provision)/benefit, net	(1,526)	(125)	(1,690)	(2,337)
Net income/(loss)	62,096	38,318	67,636	64,920
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(4,291)	(2,652)	(4,604)	(4,709)
Net (income)/loss attributable to noncontrolling interests	(34)	(47)	(40)	(89)
Net income/(loss) attributable to UDR, Inc.	57,771	35,619	62,992	60,122
Distributions to preferred stockholders — Series E (Convertible)	(1,062)	(1,031)	(2,128)	(2,042)
Net income/(loss) attributable to common stockholders	$56,709	$34,588	$60,864	$58,080

Income/(loss) per weighted average common share:
Basic	$0.19	$0.12	$0.21	$0.21
Diluted	$0.19	$0.12	$0.21	$0.21

Weighted average number of common shares outstanding:
Basic	294,710	281,960	294,584	279,494
Diluted	295,087	282,575	295,083	280,081

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income/(loss)	$62,096	$38,318	$67,636	$64,920
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(294)	(4,311)	(3,211)	(6,522)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	1,292	(933)	1,649	(1,880)
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	998	(5,244)	(1,562)	(8,402)
Comprehensive income/(loss)	63,094	33,074	66,074	56,518
Comprehensive (income)/loss attributable to noncontrolling interests	(4,393)	(2,320)	(4,574)	(4,167)
Comprehensive income/(loss) attributable to UDR, Inc.	$58,701	$30,754	$61,500	$52,351

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

(Unaudited)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at March 31, 2020	$46,201	$2,949	$5,788,471	$(2,360,636)	$(12,870)	$14,275	$3,478,390
Net income/(loss) attributable to UDR, Inc.	—	—	—	57,771	—	—	57,771
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	19	19
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	3,329	3,329
Other comprehensive income/(loss)	—	—	—	—	930	—	930
Issuance/(forfeiture) of common and restricted shares, net	—	—	1,103	—	—	—	1,103
Conversion of Series E Cumulative Convertible shares	(1,436)	1	1,435	—	—	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	1	3,419	—	—	—	3,420
Common stock distributions declared ($0.36 per share)	—	—	—	(106,232)	—	—	(106,232)
Preferred stock distributions declared-Series E ($0.3898 per share)	—	—	—	(1,062)	—	—	(1,062)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(22,723)	—	—	(22,723)
Balance at June 30, 2020	$44,765	$2,951	$5,794,428	$(2,432,882)	$(11,940)	$17,623	$3,414,945

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2019	$46,201	$2,946	$5,781,975	$(2,462,132)	$(10,448)	$30,772	$3,389,314
Net income/(loss) attributable to UDR, Inc.	—	—	—	62,992	—	—	62,992
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	9	9
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	(13,158)	(13,158)
Other comprehensive income/(loss)	—	—	—	—	(1,492)	—	(1,492)
Issuance/(forfeiture) of common and restricted shares, net	—	1	(229)	—	—	—	(228)
Cumulative effect upon adoption of ASC 326	—	—	—	(2,182)	—	—	(2,182)
Conversion of Series E Cumulative Convertible shares	(1,436)	1	1,435	—	—	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	3	11,247	—	—	—	11,250
Common stock distributions declared ($0.72 per share)	—	—	—	(212,422)	—	—	(212,422)
Preferred stock distributions declared-Series E ($0.7796 per share)	—	—	—	(2,128)	—	—	(2,128)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	182,990	—	—	182,990
Balance at June 30, 2020	$44,765	$2,951	$5,794,428	$(2,432,882)	$(11,940)	$17,623	$3,414,945

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at March 31, 2019	$46,201	$2,818	$5,184,195	$(2,281,262)	$(2,970)	$13,382	$2,962,364
Net income/(loss) attributable to UDR, Inc.	—	—	—	35,619	—	—	35,619
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	27	27
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	5,202	5,202
Other comprehensive income/(loss)	—	—	—	—	(4,868)	—	(4,868)
Issuance/(forfeiture) of common and restricted shares, net	—	—	1,201	—	—	—	1,201
Issuance of common shares through public offering, net	—	5	20,688	—	—	—	20,693
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	8	38,735	—	—	—	38,743
Common stock distributions declared ($0.3425 per share)	—	—	—	(96,962)	—	—	(96,962)
Preferred stock distributions declared-Series E ($0.3708 per share)	—	—	—	(1,031)	—	—	(1,031)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	7,027	—	—	7,027
Balance at June 30, 2019	$46,201	$2,831	$5,244,819	$(2,336,609)	$(7,838)	$18,611	$2,968,015

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2018	$46,201	$2,755	$4,920,732	$(2,063,996)	$(67)	$17,152	$2,922,777
Net income/(loss) attributable to UDR, Inc.	—	—	—	60,122	—	—	60,122
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	57	57
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	125	125
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	1,277	1,277
Other comprehensive income/(loss)	—	—	—	—	(7,771)	—	(7,771)
Issuance/(forfeiture) of common and restricted shares, net	—	—	(298)	—	—	—	(298)
Issuance of common shares through public offering, net	—	49	212,823	—	—	—	212,872
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	27	111,562	—	—	—	111,589
Common stock distributions declared ($0.6850 per share)	—	—	—	(193,523)	—	—	(193,523)
Preferred stock distributions declared-Series E ($0.7416 per share)	—	—	—	(2,042)	—	—	(2,042)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(137,170)	—	—	(137,170)
Balance at June 30, 2019	$46,201	$2,831	$5,244,819	$(2,336,609)	$(7,838)	$18,611	$2,968,015

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net income/(loss)	$67,636	$64,920
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	314,584	233,736
(Gain)/loss on sale of real estate owned	(61,303)	(5,282)
(Income)/loss from unconsolidated entities	(11,388)	(6,674)
Return on investment in unconsolidated joint ventures	2,016	3,078
Amortization of share-based compensation	10,808	10,316
Other	8,203	6,587
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(20,282)	(2,166)
Increase/(decrease) in operating liabilities	6,741	(18,094)
Net cash provided by/(used in) operating activities	317,015	286,421

Investing Activities
Acquisition of real estate assets	(141,727)	(730,820)
Proceeds from sales of real estate investments, net	133,934	38,000
Development of real estate assets	(63,010)	(10,333)
Capital expenditures and other major improvements — real estate assets	(64,083)	(70,240)
Capital expenditures — non-real estate assets	(7,358)	(7,147)
Investment in unconsolidated joint ventures	(20,041)	(51,874)
Distributions received from unconsolidated joint ventures	5,731	26,906
Purchase deposits on pending acquisitions	—	(5,250)
Repayment/(issuance) of notes receivable, net	(5,340)	4,765
Net cash provided by/(used in) investing activities	(161,894)	(805,993)

Financing Activities
Payments on secured debt	(31,621)	(1,900)
Net proceeds from the issuance of unsecured debt	211,320	—
Net proceeds/(repayment) of commercial paper	(115,000)	290,885
Net proceeds/(repayment) of revolving bank debt	597	33,362
Proceeds from the issuance of common shares through public offering, net	—	212,872
Distributions paid to redeemable noncontrolling interests	(15,782)	(16,805)
Distributions paid to preferred stockholders	(2,115)	(2,001)
Distributions paid to common stockholders	(207,095)	(185,423)
Other	(5,840)	3,714
Net cash provided by/(used in) financing activities	(165,536)	334,704
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(10,415)	(184,868)
Cash, cash equivalents, and restricted cash, beginning of year	33,291	208,891
Cash, cash equivalents, and restricted cash, end of period	$22,876	$24,023

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$84,643	$67,474
Cash paid/(refunds received) for income taxes	1,324	1,408
Non-cash transactions:
Transfer of investment in and advances to unconsolidated joint ventures to real estate owned	$14,700	$40,433
Acquisition of intellectual property in exchange for cancellation of secured note receivable	2,250	—
Recognition of allowance for credit losses	2,182	—
Recognition of operating lease right-of-use assets	—	94,349
Recognition of operating lease liabilities	—	88,336
Vesting of LTIP Units	23,018	14,742
Development costs and capital expenditures incurred but not yet paid	26,400	12,251
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (261,196 shares in 2020 and 2,690,198 shares in 2019)	11,250	111,589
Dividends declared but not yet paid	115,254	105,611

The following reconciles cash, cash equivalents, and restricted cash to amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$8,106	$185,216
Restricted cash	25,185	23,675
Total cash, cash equivalents, and restricted cash as shown above	$33,291	$208,891
Cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$833	$981
Restricted cash	22,043	23,042
Total cash, cash equivalents, and restricted cash as shown above	$22,876	$24,023

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

1. BASIS OF PRESENTATION

Basis of Presentation

UDR, Inc., collectively with our consolidated subsidiaries (“UDR,” the “Company,” “we,” “our,” or “us”), is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of June 30, 2020, there were 184.8 million units in the Operating Partnership (“OP Units”) outstanding, of which 176.2 million OP Units (including 0.1 million of general partnership units), or 95.3%, were owned by UDR and 8.6 million OP Units, or 4.7%, were owned by outside limited partners. As of June 30, 2020, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 18.7 million, or 57.6%, were owned by UDR (including 13.5 million DownREIT Units, or 41.6%, that were held by the Operating Partnership) and 13.7 million, or 42.4%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of June 30, 2020, and results of operations for the three and six months ended June 30, 2020 and 2019, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year, particularly in light of the novel coronavirus disease (“COVID-19”) pandemic and measures intended to mitigate its spread. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2019 appearing in UDR’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 18, 2020.

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

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those noted in Note 5, Joint Ventures and Partnerships, and Note 7, Secured and Unsecured Debt, Net.

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In April 2020, the Financial Accounting Standards Board (“FASB”) issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in ASC 842, Leases. The Q&A states that some lease contracts may contain explicit or implicit enforceable rights and obligations that require lease concessions if certain circumstances arise that are beyond the control of the parties to the contract. Therefore, entities would need to perform a lease-by-lease analysis to determine whether contractual provisions in an existing lease agreement provide enforceable rights and obligations related to lease concessions.

The FASB determined it would be acceptable for entities to not perform a lease-by-lease analysis regarding rent concessions resulting from COVID-19, and to instead make a policy election regarding rent concessions, which would

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2020

give entities the option to account or not to account for these rent concessions as lease modifications if the total payments required by the modified contract are substantially the same or less than the total payments required by the original contract. Entities making the election to account for these rent concessions as lease modifications would recognize the effects of rent abatements and rent deferrals on a prospective straight-line basis over the remainder of the modified contract.

We have made the election to not perform a lease-by-lease analysis to determine whether contractual provisions in an existing lease agreement provide enforceable rights and obligations related to lease concessions. By electing the FASB relief, we have also made an accounting policy election to account for rent abatements and rent deferrals given to lessees due to the COVID-19 pandemic as lease modifications. The lease concessions given to lessees due to the COVID-19 pandemic did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard required entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, and to present the net amount of the financial instrument expected to be collected. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which amended the transition requirements and scope of ASU 2016-13 and clarified that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. The updated standard became effective for the Company on January 1, 2020 and was adopted on a modified retrospective basis through a cumulative-effect adjustment to retained earnings of approximately $2.2 million on that date, which was primarily associated with our notes receivable. The Company concluded the cumulative effect was not material to our consolidated financial statements. Disclosures were updated pursuant to the requirements of the ASU.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2020

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

Allowance for Credit Losses

The Company accounts for allowance for credit losses under the current expected credit loss (“CECL”) impairment model for its financial assets, including trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, and presents the net amount of the financial instrument expected to be collected. The CECL impairment model excludes operating lease receivables. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, we analyze the following criteria, as applicable in developing allowances for credit losses: historical loss information, the borrower’s ability to make scheduled payments, the remaining time to maturity, the value of underlying collateral, projected future performance of the borrower and macroeconomic trends.

The Company measures credit losses of financial assets on a collective (pool) basis when similar risk characteristics exist. If the Company determines that a financial asset does not share risk characteristics with its other financial assets, the Company evaluates the financial asset for expected credit losses on an individual basis. Allowance for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in Interest income and other income/(expense), net on the Consolidated Statements of Operations. Recoveries of financial assets previously written off are recorded when received. For the three and six months ended June 30, 2020, the Company recorded less than $0.1 million of credit losses on the Consolidated Statements of Operations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2020

projects, as required by ASC 310-10. For each loan, the Company has concluded that the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate.

The following table summarizes our Notes receivable, net as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	Interest rate at	Balance Outstanding
	June 30,	June 30,	December 31,
	2020	2020	2019
Note due October 2020 (a)	8.00%	$—	$2,250
Note due February 2021 (b)	N/A	4,000	—
Note due May 2022 (c)	8.00%	20,000	20,000
Note due October 2022 (d)	4.75%	115,000	115,000
Note due January 2023 (e)	10.00%	17,740	16,400
Notes Receivable		156,740	153,650
Allowance for credit losses		(784)	—
Total notes receivable, net		$155,956	$153,650
(a)	In March 2020, the Company entered into a purchase agreement to acquire all of the unaffiliated third party’s intellectual property in exchange for cancellation of the secured note and accrued interest. All property acquired was recorded in Other assets on the Consolidated Balance Sheets.
(b)	In May 2020, the Company entered into a promissory note with an unaffiliated third party with an aggregate commitment of $4.0 million, in connection with the sale of an operating community. No interest is due on the promissory note and the note matures in February 2021.
(c)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $20.0 million, all of which has been funded. The note is secured by a parcel of land and related land improvements. Interest payments up to December 2019 are due when the loan matures and interest payments after December 2019 are due monthly. In April 2020, the terms of the secured note were amended to extend the term to May 30, 2022, to adjust the interest rate to 8.0% and require additional borrower covenants.
(d)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $115.0 million, all of which has been funded. Interest payments are due when the loan matures. The note is secured by a first priority deed of trust on an under construction 259 apartment home operating community in Bellevue, Washington, which is expected to be completed in 2020. When the note was funded, the Company also entered into a purchase option agreement and paid a deposit of $10.0 million, which gives the Company the option to acquire the community at a fixed price of $170.0 million. The purchase option must be exercised within 30 days following the date the temporary certificate of occupancy for the residential portion of the project is issued. The deposit is generally nonrefundable other than due to a failure of closing conditions pursuant to the terms of the agreement. If the Company does not exercise the purchase option, or if the Company exercises and fails to close the purchase other than due to seller’s failure or other breaches in the purchase option agreement, per the terms of the agreement, the note will be modified to extend the maturity date to 10 years following the date the temporary certificate of occupancy is issued. Upon modification, the loan will be interest only for the first three years and after such date payments will be based on a 30-year amortization schedule.
(e)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $20.0 million, of which $17.7 million has been funded, including $1.3 million funded during the six months ended June 30, 2020. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) January 2023.

During 2020, the terms of this secured note were amended to increase the aggregate commitment from $16.4 million to $20.0 million, to extend the maturity date of the note to January 2023 and to provide that the April 2020 through July 2020 interest payments are deferred and paid when the note matures.

The Company recognized $2.4 million and $1.2 million of interest income from notes receivable described above during the three months ended June 30, 2020 and 2019, respectively, and $5.0 million and $2.3 million of interest income for the notes receivable described above during the six months ended June 30, 2020 and 2019, respectively, none

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2020

of which was related party interest. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and six months ended June 30, 2020 and 2019, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 11, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three months ended June 30, 2020 and 2019 was $0.1 million and $(0.4) million, respectively, and during the six months ended June 30, 2020 and 2019 was $(0.1) million and $(0.6) million, respectively.

Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as taxable REIT subsidiaries (“TRS”).

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets/(liabilities) are generally the result of differing depreciable lives on capitalized assets, temporary differences between book and tax basis of assets and liabilities and timing of expense recognition for certain accrued liabilities. As of June 30, 2020 and December 31, 2019, UDR’s net deferred tax asset/(liability) was $(2.8) million and $(1.6) million, respectively.

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

UDR had no material unrecognized tax benefit, accrued interest or penalties at June 30, 2020. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2016 through 2018 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2020

recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

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

Impact of COVID-19 Pandemic

The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business. The extent of the pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic and the duration of government measures to mitigate the pandemic, all of which continue to be uncertain and difficult to predict.

Given the uncertainty, we cannot predict the effect on future periods, but the adverse impact that could occur on the Company’s future financial condition, results of operations and cash flows could be material, including, but not limited to, as a result of extended eviction moratoriums, additional rent deferrals, payment plans, lease concessions, waiving late payment fees, charges from potential adjustments to the carrying amount of receivables, and asset impairment charges.

During the three months ended June 30, 2020, the Company performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables in light of the COVID-19 pandemic. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of collection. In accordance with the leases guidance, if lease payments are no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2020

As a result of its analysis, the Company reserved approximately $5.5 million of multifamily tenant lease receivables and approximately $3.5 million of retail tenant lease receivables (inclusive of $2.9 million of reserves on straight-line lease receivables) for its wholly-owned communities and communities held by joint ventures. In aggregate, the reserve is reflected as an $8.5 million reduction to Rental income and a $0.5 million reduction to Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations for the three months ended June 30, 2020. The impact to deferred leasing commissions was not material.

The Company did not recognize any other adjustments to the carrying amounts of assets or asset impairment charges due to the COVID-19 pandemic for the six months ended June 30, 2020.

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of June 30, 2020, the Company owned and consolidated 148 communities in 13 states plus the District of Columbia totaling 47,371 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30,	December 31,
	2020	2019
Land	$2,162,778	$2,164,032
Depreciable property — held and used:
Land improvements	228,452	224,964
Building, improvements, and furniture, fixtures and equipment	10,212,051	10,102,758
Real estate intangible assets	40,570	40,570
Under development:
Land and land improvements	29,226	29,226
Building, improvements, and furniture, fixtures and equipment	102,562	40,551
Real estate owned	12,775,639	12,602,101
Accumulated depreciation	(4,372,524)	(4,131,353)
Real estate owned, net	$8,403,115	$8,470,748

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

Dispositions

In May 2020, the Company sold an operating community located in Bellevue, Washington with a total of 71 apartment homes for gross proceeds of $49.7 million, resulting in a gain of approximately $29.6 million. The sale was partially financed by the Company through the issuance of a promissory note totaling $4.0 million and due in February 2021. (See Note 2, Significant Accounting Policies for further discussion.) The proceeds were designated for a tax-

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2020

deferred Section 1031 exchange that were used to pay a portion of the purchase price for an acquisition of an operating community in Tampa, Florida, in January 2020.

In May 2020, the Company sold an operating community located in Kirkland, Washington with a total of 196 apartment homes for gross proceeds of $92.9 million, resulting in a gain of approximately $31.7 million.

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the three months ended June 30, 2020 and 2019, were $1.8 million and $1.8 million, respectively, and $8.7 million and $5.0 million for the six months ended June 30, 2020 and 2019, respectively. Total capitalized interest was $1.7 million and $1.2 million for the three months ended June 30, 2020 and 2019, respectively, and $3.0 million and $2.3 million for the six months ended June 30, 2020 and 2019, respectively. As each apartment home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. Our estimates of fair value represent our best estimate based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Company did not recognize any impairments in the value of its long-lived assets during the three and six months ended June 30, 2020 and 2019.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2020

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

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of June 30, 2020 and December 31, 2019 (dollars in thousands):

		Number of	Number of
		Operating	Apartment					Income/(loss) from investments
		Communities	Homes	Investment at		UDR’s Ownership Interest		Three Months Ended		Six Months Ended
	Location of	June 30,	June 30,	June 30,	December 31,	June 30,	December 31,	June 30,		June 30,
Joint Venture	Properties	2020	2020	2020	2019	2020	2019	2020	2019	2020	2019
Operating:
UDR/MetLife I	Los Angeles, CA	1	150	$27,927	$28,812	50.0%	50.0%	$(658)	$(548)	$(1,112)	$(1,124)
UDR/MetLife II	Various	7	1,250	149,971	150,893	50.0%	50.0%	10	776	(81)	1,210
Other UDR/MetLife Joint Ventures	Various	5	1,437	90,262	98,441	50.6%	50.6%	(2,312)	(1,684)	(4,124)	(3,461)
West Coast Development Joint Ventures	Los Angeles, CA	1	293	34,428	34,907	47.0%	47.0%	(56)	(359)	(136)	(507)
Sold Joint Ventures				—	—	—%	—%	—	3,867	—	2,047
Investment in and advances to unconsolidated joint ventures, net, before preferred equity investments and other investments				$302,588	$313,053			$(3,016)	$2,052	$(5,453)	$(1,835)

							Income/(loss) from investments
					Investment at		Three Months Ended		Six Months Ended
Developer Capital Program			Years To	UDR	June 30,	December 31,	June 30,		June 30,
and Other Investments (a)	Location	Rate	Maturity	Commitment (b)	2020	2019	2020	2019	2020	2019
Preferred equity investments:
West Coast Development Joint Ventures (c)	Hillsboro, OR	6.5%	N/A	$—	$—	$17,064	$—	$(10)	$(46)	$(171)
1532 Harrison	San Francisco, CA	11.0%	2.0	24,645	32,282	30,585	846	774	1,682	1,522
1200 Broadway (d)	Nashville, TN	8.0%	2.3	55,558	66,575	63,958	1,306	1,206	2,587	2,375
Junction	Santa Monica, CA	12.0%	2.1	8,800	11,016	10,379	323	287	637	562
1300 Fairmount (d)	Philadelphia, PA	Variable	3.1	51,393	57,031	51,215	1,191	519	2,357	794
Essex	Orlando, FL	12.5%	3.2	12,886	15,751	14,804	481	407	947	739
Modera Lake Merritt (d)	Oakland, CA	9.0%	3.8	27,250	29,562	22,653	652	256	1,226	256
Thousand Oaks (e)	Thousand Oaks, CA	9.0%	4.7	20,059	8,872	—	153	—	177	—
Other investments:
The Portals	Washington, D.C.	11.0%	0.9	38,559	50,713	48,181	1,389	1,234	2,724	2,407
Other investment ventures	N/A	N/A	N/A	$34,500	19,885	13,598	4,696	(100)	4,550	25
Total Preferred Equity Investments and Other Investments					291,687	272,437	11,037	4,573	16,841	8,509
Total Joint Ventures and Developer Capital Program Investments, net (f)					$594,275	$585,490	$8,021	$6,625	$11,388	$6,674
(a)	The Developer Capital Program is the program through which the Company makes investments, including preferred

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2020

equity investments, mezzanine loans or other structured investments that may receive a fixed yield on the investment and may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property and/or holds fixed price purchase options.
(b)	Represents UDR’s maximum funding commitment only and therefore excludes other activity such as income from investments.
(c)	In January 2020, the Company increased its ownership interest from 49% to 100% in the 276 apartment home operating community located in Hillsboro, Oregon, for a cash purchase price of approximately $21.6 million. As a result, the Company consolidated the operating community and it is no longer accounted for as a preferred equity investment in an unconsolidated joint venture (see Note 3, Real Estate Owned). In connection with the purchase, the Company repaid the joint venture’s construction loan of approximately $35.6 million.
(d)	The Company’s preferred equity investment receives a variable percentage of the value created from the project upon a capital or liquidating event.
(e)	In February 2020, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 142 apartment home community in Thousand Oaks, CA. The Company’s preferred equity investment of up to $20.1 million earns a preferred return of 9.0% per annum and receives a variable percentage of the value created from the project upon a capital or liquidating event. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and, therefore, accounts for it under the equity method of accounting.
(f)	As of June 30, 2020, the Company’s negative investment in 13th and Market Properties LLC of $3.8 million is included in Other UDR/MetLife Joint Ventures in the table above and recorded in Accounts payable, accrued expenses, and other liabilities on the Consolidated Balance Sheet.

In July 2020, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 534 apartment home community in Queens, New York. The Company’s preferred equity investment of $40.0 million earns a preferred return of 13.0% per annum and receives a variable percentage of the value created from the project upon a capital or liquidating event. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.

As of June 30, 2020 and December 31, 2019, the Company had deferred fees of $8.8 million and $9.0 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $1.3 million and $2.8 million for the three months ended June 30, 2020 and 2019, respectively, and $2.7 million and $5.6 million for the six months ended June 30, 2020 and 2019, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the three and six months ended June 30, 2020 and 2019.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2020

Combined summary balance sheets relating to the unconsolidated joint ventures’ and partnerships’ (not just our proportionate share) are presented below as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30,	December 31,
	2020	2019
Total real estate, net	$1,922,313	$1,901,081
Cash and cash equivalents	30,656	29,823
Other assets	216,356	172,941
Total assets	$2,169,325	$2,103,845

Third party debt, net	$1,156,834	$1,148,048
Accounts payable and accrued liabilities	46,057	55,114
Total liabilities	1,202,891	1,203,162
Total equity	$966,434	$900,683

Combined summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Total revenues	$37,312	$76,926	$78,626	$158,458
Property operating expenses	14,468	29,256	29,765	59,568
Real estate depreciation and amortization	16,913	28,054	33,156	57,634
Operating income/(loss)	5,931	19,616	15,705	41,256
Interest expense	(10,149)	(21,606)	(20,496)	(43,530)
Gain/(loss) on sale of property	—	18,357	—	18,357
Net unrealized gain/(loss) on held investments	29,312	—	29,312	—
Other income/(loss)	117	9	109	1,634
Net income/(loss)	$25,211	$16,376	$24,630	$17,717

6. LEASES

Lessee - Ground Leases

UDR owns six communities that are subject to ground leases, under which UDR is the lessee, expiring between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases are classified as operating leases through the lease term expiration based on our election of the practical expedient provided by the leasing standard. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. We currently do not hold any finance leases. The Company also elected the short-term lease exception provided by the leasing standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. No leases qualified for the short-term lease exception during the three and six months ended June 30, 2020 and 2019.

As of June 30, 2020, the Operating lease right-of-use assets was $202.6 million and the Operating lease liabilities was $197.1 million on our Consolidated Balance Sheet related to our ground leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2020

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Company’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 44.3 years at June 30, 2020 and the weighted average discount rate was 5.0% at June 30, 2020.

Future minimum lease payments and total operating lease liabilities from our ground leases as of June 30, 2020 are as follows (dollars in thousands):

Ground Leases
2020	$6,220
2021	12,442
2022	12,442
2023	12,442
2024	12,442
Thereafter	455,221
Total future minimum lease payments (undiscounted)	511,209
Difference between future undiscounted cash flows and discounted cash flows	(314,117)
Total operating lease liabilities (discounted)	$197,092

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

The components of operating lease expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease expense:
Contractual lease expense	$3,216	$2,139	$6,386	$4,278
Variable lease expense (a)	44	143	87	282
Total operating lease expense (b)(c)	$3,260	$2,282	$6,473	$4,560
(a)	Variable lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of income of the lessee.
(b)	Lease expense is reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the six months ended June 30, 2020, Operating lease right-of-use assets and Operating lease liabilities amortized by $1.6 million and $1.5 million, respectively, and for the six months ended June 30, 2019 Operating lease right-of-use assets and Operating lease liabilities amortized by $0.4 million and $0.2 million, respectively. Due to the net impact of the amortization, the Company recorded $0.1 million and $0.1 million of total operating lease expense during the three months ended June 30, 2020 and 2019, respectively, and $0.2 million and $0.2 million of total operating lease expense during the six months ended June 30, 2020 and 2019, respectively.

Lessor - Apartment Home, Retail and Commercial Space Leases

UDR’s communities and retail and commercial space are leased to tenants under operating leases. As of June 30, 2020, our apartment home leases generally have initial terms of 12 months or less and represent approximately 98.6% of our total lease revenue. As of June 30, 2020, our retail and commercial space leases generally have initial terms of between 5 and 15 years and represent approximately 1.4% of our total lease revenue. Our apartment home

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2020

leases are generally renewable at the end of the lease term, subject to potential increases in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates due to market based or fixed price renewal options and certain other conditions. (See Note 14, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

Future minimum lease payments from our retail and commercial leases as of June 30, 2020 are as follows (dollars in thousands):

Retail and Commercial Leases
2020	$11,020
2021	22,287
2022	20,370
2023	18,885
2024	17,219
Thereafter	80,684
Total future minimum lease payments (a)	$170,465
(a)We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months or less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Company recorded variable percentage rents of zero and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and $0.1 million and $0.2 million during the six months ended June 30, 2020 and 2019, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2020

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at June 30, 2020 and December 31, 2019 (dollars in thousands):

	Principal Outstanding		As of June 30, 2020
			Weighted	Weighted
			Average	Average	Number of
	June 30,	December 31,	Interest	Years to	Communities
	2020	2019	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$855,585	$884,869	3.60%	5.9	14
Credit facilities (b)	202,254	204,590	4.90%	2.5	4
Deferred financing costs and other non-cash adjustments	28,102	33,046
Total fixed rate secured debt, net	1,085,941	1,122,505	3.85%	5.2	18
Variable Rate Debt
Tax-exempt secured notes payable (c)	27,000	27,000	0.85%	11.7	1
Deferred financing costs	(71)	(64)
Total variable rate secured debt, net	26,929	26,936	0.85%	11.7	1
Total Secured Debt, net	1,112,870	1,149,441	3.77%	5.4	19
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due January 2023 (d) (m)	—	—	—%	2.6
Borrowings outstanding under unsecured commercial paper program due July 2020 (e) (m)	185,000	300,000	0.45%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2021 (f)	17,180	16,583	0.99%	0.5
Term Loan due September 2023 (d) (m)	35,000	35,000	1.07%	3.3
Fixed Rate Debt
1.93% Term Loan due September 2023 (d) (m)	315,000	315,000	1.93%	3.3
3.75% Medium-Term Notes due July 2024 (net of discounts of $417 and $470, respectively) (g) (m)	299,583	299,530	3.75%	4.0
8.50% Debentures due September 2024	15,644	15,644	8.50%	4.2
4.00% Medium-Term Notes due October 2025 (net of discounts of $362 and $396, respectively) (h) (m)	299,638	299,604	4.00%	5.3
2.95% Medium-Term Notes due September 2026 (m)	300,000	300,000	2.95%	6.2
3.50% Medium-Term Notes due July 2027 (net of discounts of $494 and $529, respectively) (m)	299,506	299,471	3.50%	7.0
3.50% Medium-Term Notes due January 2028 (net of discounts of $894 and $954, respectively) (m)	299,106	299,046	3.50%	7.5
4.40% Medium-Term Notes due January 2029 (net of discounts of $5 and $5, respectively) (i) (m)	299,995	299,995	4.40%	8.6
3.20% Medium-Term Notes due January 2030 (net of premiums of $13,099 and $2,281, respectively) (j) (m)	613,099	402,281	3.20%	9.5
3.00% Medium-Term Notes due August 2031 (net of discounts of $1,075 and $1,123, respectively) (k) (m)	398,925	398,877	3.00%	11.1
3.10% Medium-Term Notes due November 2034 (net of discounts of $1,265 and $1,309, respectively) (l) (m)	298,735	298,691	3.10%	14.3
Other	12	13
Deferred financing costs	(22,489)	(21,652)
Total Unsecured Debt, net	3,653,934	3,558,083	3.26%	7.4
Total Debt, net	$4,766,804	$4,707,524	3.24%	7.0

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2020

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of June 30, 2020, secured debt encumbered $2.0 billion or 16.0% of UDR’s total real estate owned based upon gross book value ($10.7 billion or 84.0% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At June 30, 2020, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from November 2020 through February 2030 and carry interest rates ranging from 2.70% to 4.35%.

In June 2020, the Company executed a rate lock agreement to refinance a 4.35% fixed rate mortgage note payable due in November 2020 with a balance of $79.5 million at June 30, 2020 with a $160.9 million, 2.62% fixed rate mortgage note payable due in 2031. The Company expects to close on the refinancing transaction during the third quarter of 2020. The incremental proceeds are anticipated to be used to reduce the Company’s borrowings under its unsecured commercial paper program.

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the life of the underlying debt instrument.

(b) UDR had one secured credit facility with New York Life with an outstanding balance of $202.3 million at June 30, 2020. The New York Life credit facility matures in January 2023 and bears interest at a fixed rate of 4.90%.

During the three months ended June 30, 2020 and 2019, the Company had $2.5 million and $0.6 million, respectively, and during the six months ended June 30, 2020 and 2019, the Company had $5.1 million and $1.1 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties inclusive of its fixed rate mortgage notes payable and credit facilities, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $30.2 million and $35.3 million at June 30, 2020 and December 31, 2019, respectively.

(c) The variable rate mortgage note payable for $27.0 million secures a tax-exempt housing bond issue that matures in March 2032. Interest on this note is payable in monthly installments. As of June 30, 2020, the variable interest rate on the mortgage note was 0.85%.
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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2020

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30,	December 31,
	2020	2019
Total revolving credit facility	$1,100,000	$1,100,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	84,836	55
Maximum daily borrowings during the period ended	375,000	20,000
Weighted average interest rate during the period ended	1.4%	2.6%
Interest rate at end of the period	—%	—%
(1)	Excludes $2.9 million and $2.9 million of letters of credit at June 30, 2020 and December 31, 2019, respectively.
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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30,	December 31,
	2020	2019
Total unsecured commercial paper program	$500,000	$500,000
Borrowings outstanding at end of period	185,000	300,000
Weighted average daily borrowings during the period ended	209,863	173,353
Maximum daily borrowings during the period ended	500,000	435,000
Weighted average interest rate during the period ended	1.6%	2.5%
Interest rate at end of the period	0.4%	2.0%

(f) The Company has a working capital credit facility, which provides for a $75.0 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a previously scheduled maturity date of January 15, 2021. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to LIBOR plus a margin of 82.5 basis points. Depending on the Company’s credit rating, the margin ranges from 75 to 145 basis points.

In July 2020, the Company extended its working capital credit facility maturity date from January 15, 2021 to January 14, 2022.

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30,	December 31,
	2020	2019
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	17,180	16,583
Weighted average daily borrowings during the period ended	26,046	23,487
Maximum daily borrowings during the period ended	54,974	66,170
Weighted average interest rate during the period ended	1.7%	3.1%
Interest rate at end of the period	1.0%	2.6%

(g) The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $100.0 million of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 3.69%.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2020

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

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten calendar years subsequent to June 30, 2020 are as follows (dollars in thousands):

	Total Fixed	Total Variable	Total	Total		Total
Year	Secured Debt	Secured Debt	Secured Debt	Unsecured Debt		Debt
2020	$83,752	$—	$83,752	$185,000	(a)	$268,752
2021	8,763	—	8,763	17,180		25,943
2022	9,159	—	9,159	—		9,159
2023	295,965	—	295,965	350,000		645,965
2024	95,280	—	95,280	315,644		410,924
2025	173,189	—	173,189	300,000		473,189
2026	51,070	—	51,070	300,000		351,070
2027	1,111	—	1,111	300,000		301,111
2028	122,466	—	122,466	300,000		422,466
2029	144,584	—	144,584	300,000		444,584
Thereafter	72,500	27,000	99,500	1,300,000		1,399,500
Subtotal	1,057,839	27,000	1,084,839	3,667,824		4,752,663
Non-cash (b)	28,102	(71)	28,031	(13,890)		14,141
Total	$1,085,941	$26,929	$1,112,870	$3,653,934		$4,766,804
(a)	All unsecured debt due in the remainder of 2020 is related to the Company’s commercial paper program.
(b)	Includes the unamortized balance of fair market value adjustments, premiums/discounts and deferred financing costs. The Company amortized $1.1 million and $1.1 million, respectively, during the three months ended

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2020

June 30, 2020 and 2019, and $2.1 million and $2.1 million, respectively, during the six months ended June 30, 2020 and 2019, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at June 30, 2020.

On July 14, 2020, the Company announced that it commenced a cash tender offer for any and all of its outstanding 3.75% unsecured medium-term notes due July 2024 (the “2024 Notes”). Pursuant to the tender offer, on July 21, 2020, the Company completed the purchase of $116.9 million aggregate principal amount of the 2024 Notes, or 39.0% of the $300.0 million aggregate principal amount of the 2024 Notes. The tender offer consideration was $1,101.92 for each $1,000 principal amount of the 2024 Notes, plus accrued and unpaid interest to, but not including, July 21, 2020.

On July 21, 2020, the Company issued $400.0 million of 2.10% senior unsecured medium-term notes due August 1, 2032. Interest is payable semi-annually in arrears on February 1 and August 1. The notes were priced at 99.894% of the principal amount at issuance. The Company used or will use a portion of the net proceeds to fund the purchase of the 2024 Notes accepted pursuant to the tender offer described above and to prepay $245.8 million of 4.64% secured debt due in 2023. The combined prepayment and make-whole amounts for the purchase of the 2024 Notes and the prepayment of the secured debt due in 2023, inclusive of the acceleration of fair market value adjustments originally recorded on secured debt assumed in property acquisitions, totaled approximately $24.0 million.

8. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator for income/(loss) per share:
Net income/(loss)	$62,096	$38,318	$67,636	$64,920
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(4,291)	(2,652)	(4,604)	(4,709)
Net (income)/loss attributable to noncontrolling interests	(34)	(47)	(40)	(89)
Net income/(loss) attributable to UDR, Inc.	57,771	35,619	62,992	60,122
Distributions to preferred stockholders — Series E (Convertible)	(1,062)	(1,031)	(2,128)	(2,042)
Income/(loss) attributable to common stockholders - basic and diluted	$56,709	$34,588	$60,864	$58,080

Denominator for income/(loss) per share:
Weighted average common shares outstanding	294,970	282,215	294,850	279,769
Non-vested restricted stock awards	(260)	(255)	(266)	(275)
Denominator for basic income/(loss) per share	294,710	281,960	294,584	279,494
Incremental shares issuable from assumed conversion of unvested LTIP Units and unvested restricted stock	377	615	499	587
Denominator for diluted income/(loss) per share	295,087	282,575	295,083	280,081

Income/(loss) per weighted average common share:
Basic	$0.19	$0.12	$0.21	$0.21
Diluted	$0.19	$0.12	$0.21	$0.21

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three and six months ended June 30, 2020 and 2019, the effect of the conversion of the OP Units, DownREIT

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2020

Units, LTIP Units, the Company’s Series E preferred stock and shares issuable upon settlement of forward sales agreements was not dilutive and therefore not included in the above calculation.

In July 2017, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in April 2017, which replaced the prior at-the-market equity offering program entered into in April 2012. During the six months ended June 30, 2020, the Company did not sell any shares of common stock through its ATM program. As of June 30, 2020, we had 11.7 million shares of common stock available for future issuance under the ATM program, including an aggregate of 2.1 million shares subject to the forward sales agreements described below.

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

During the six months ended June 30, 2020, the Company entered into forward sales agreements under its ATM program for a total of 2.1 million shares of common stock at a weighted average initial forward price per share of $49.56. The initial forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement. As of June 30, 2020, no shares under the forward sales agreements have been settled. The final dates by which shares sold under the forward sales agreements must be settled range between February 12, 2021 and March 3, 2021.

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

The following table sets forth the additional shares of common stock issuable, by equity instrument, if such equity instrument were converted to or redeemed for common stock for each of the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
OP/DownREIT Units	22,386	22,736	22,307	23,504
Convertible preferred stock	2,953	3,011	2,982	3,011
Unvested LTIP Units and unvested restricted stock	377	615	499	587

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2020

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

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, December 31, 2019	$1,018,665
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(182,990)
Conversion of OP Units/DownREIT Units to Common Stock	(11,250)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	4,604
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(17,511)
Vesting of Long-Term Incentive Plan Units	23,018
Allocation of other comprehensive income/(loss)	(70)
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, June 30, 2020	$834,466

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners and unvested LTIP Units in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was less than $(0.1) million during each of the three months ended June 30, 2020 and 2019, and less than $(0.1) million and $(0.1) million during the six months ended June 30, 2020 and 2019, respectively.

The Company grants LTIP Units to certain employees and non-employee directors. The LTIP Units represent an ownership interest in the Operating Partnership and have vesting terms of between one and three years, specific to the individual grants.

Noncontrolling interests related to long-term incentive plan units represent the unvested LTIP Units of these employees and non-employee directors in the Operating Partnership. The net income/(loss) allocated to the unvested

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2020

LTIP Units are included in Net (income)/loss attributable to noncontrolling interests on the Consolidated Statements of Operations.

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

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of June 30, 2020 and December 31, 2019, are summarized as follows (dollars in thousands):

			Fair Value at June 30, 2020, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	June 30,	June 30,	Liabilities	Inputs	Inputs
	2020 (a)	2020	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$155,956	$166,009	$—	$—	$166,009
Derivatives - Interest rate contracts (b)	8	8	—	8	—
Total assets	$155,964	$166,017	$—	$8	$166,009

Derivatives - Interest rate contracts (c)	$2,414	$2,414	$—	$2,414	$—
Secured debt instruments - fixed rate: (d)
Mortgage notes payable	874,177	911,356	—	—	911,356
Credit facilities	213,857	214,374	—	—	214,374
Secured debt instruments - variable rate: (d)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (d)
Working capital credit facility	17,180	17,180	—	—	17,180
Commercial paper program	185,000	185,000	—	—	185,000
Unsecured notes	3,474,243	3,701,850	—	—	3,701,850
Total liabilities	$4,793,871	$5,059,174	$—	$2,414	$5,056,760

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (e)	$834,466	$834,466	$—	$834,466	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2020

			Fair Value at December 31, 2019, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2019 (a)	2019	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$153,650	$160,197	$—	$—	$160,197
Derivatives - Interest rate contracts (c)	6	6	—	6	—
Total assets	$153,656	$160,203	$—	$6	$160,197

Derivatives - Interest rate contracts (c)	$142	$142	$—	$142	$—
Secured debt instruments - fixed rate: (d)
Mortgage notes payable	906,228	898,329	—	—	898,329
Credit facilities	218,490	213,661	—	—	213,661
Secured debt instruments - variable rate: (d)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (d)
Working capital credit facility	16,583	16,583	—	—	16,583
Commercial paper program	300,000	300,000	—	—	300,000
Unsecured notes	3,263,152	3,397,622	—	—	3,397,622
Total liabilities	$4,731,595	$4,853,337	$—	$142	$4,853,195

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (e)	$1,018,665	$1,018,665	$—	$1,018,665	$—
(a)	Balances include fair market value adjustments and exclude deferred financing costs.
(b)	See Note 2, Significant Accounting Policies.
(c)	See Note 11, Derivatives and Hedging Activity.
(d)	See Note 7, Secured and Unsecured Debt, Net.
(e)	See Note 9, Noncontrolling Interests.

There were no transfers into or out of any of the levels of the fair value hierarchy during the six months ended June 30, 2020.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2020

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2020 and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At June 30, 2020 and December 31, 2019, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2020 and 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2020

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through June 30, 2021, the Company estimates that an additional $3.9 million will be reclassified as an increase to Interest expense.

As of June 30, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps and caps	2	$334,880

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in no gain or loss for both the three and six months ended June 30, 2020 and 2019. As of June 30, 2020, no derivatives not designated as hedges were held by the Company.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	June 30,	December 31,	June 30,	December 31,
	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Interest rate products	$8	$6	$2,414	$142

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2020	2019	2020	2019	2020	2019
Three Months Ended June 30,
Interest rate products	$(294)	$(4,311)	$(1,292)	$933	$—	$—

Six Months Ended June 30,
Interest rate products	$(3,211)	$(6,522)	$(1,649)	$1,880	$—	$—

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Total amount of Interest expense presented on the Consolidated Statements of Operations	$38,597	$34,417	$77,914	$67,959

The Company did not recognize any gain/(loss) in Interest income and other income/(expense), net related to derivatives not designated during each of the three and six months ended June 30, 2020 and 2019.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2020

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

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of June 30, 2020 and December 31, 2019 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
June 30, 2020	$8	$—	$8	$—	$—	$8

December 31, 2019	$6	$—	$6	$(3)	$—	$3
(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Liabilities	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Liabilities	Liabilities	Sheets	(a)	Instruments	Posted	Net Amount
June 30, 2020	$2,414	$—	$2,414	$—	$—	$2,414

December 31, 2019	$142	$—	$142	$(3)	$—	$139
(a)	Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

12. STOCK BASED COMPENSATION

The Company recognized stock based compensation expense, inclusive of awards granted to our non-employee directors, net of capitalization, of $4.0 million and $4.4 million during the three months ended June 30, 2020 and 2019, respectively, and $10.8 million and $10.3 million during the six months ended June 30, 2020 and 2019, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2020

13. COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Commitments

The following summarizes the Company’s real estate commitments at June 30, 2020 (dollars in thousands):

	Number	UDR's		UDR's Remaining
	Properties	Investment (a)		Commitment
Wholly-owned — under development	3	$131,788		$146,712
Wholly-owned — redevelopment	2	18,978		10,272
Joint ventures:
Preferred equity investments	1	8,872	(b)	11,380	(c)
Other investments	-	19,885		22,875	(d)
Total		$179,523		$191,239
(a)	Represents UDR’s investment as of June 30, 2020.
(b)	Represents UDR’s investment in Thousand Oaks, which is under development as of June 30, 2020.
(c)	Represents UDR’s remaining commitment for Thousand Oaks.
(d)	Represents UDR’s remaining commitment for other investment ventures.

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

JUNE 30, 2020

property revenue to cover the regional supervision and accounting costs related to consolidated property operations, and land rent. UDR’s Chief Operating Decision Maker utilizes NOI as the key measure of segment profit or loss.

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to April 1, 2019 (for quarter-to-date comparison) and January 1, 2019 (for year-to-date comparison) and held as of June 30, 2020. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
●	Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and six months ended June 30, 2020 and 2019.

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

JUNE 30, 2020

monthly as the management services are provided and the fees are earned or upon a transaction whereby the Company earns a fee. Joint venture management and other fees are not allocable to a specific reportable segment or segments.

The following table details rental income and NOI for UDR’s reportable segments for the three and six months ended June 30, 2020 and 2019, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2020

	Three Months Ended		Six Months Ended
	June 30, (a)		June 30, (b)
	2020	2019	2020	2019
Reportable apartment home segment lease revenue
Same-Store Communities (a)
West Region	$101,551	$104,196	$200,750	$199,495
Mid-Atlantic Region	54,803	54,905	110,889	109,205
Northeast Region	29,717	32,225	58,774	60,490
Southeast Region	32,715	31,844	61,433	59,565
Southwest Region	16,391	16,294	33,017	32,370
Non-Mature Communities/Other	62,404	30,523	144,340	67,763
Total segment and consolidated lease revenue	$297,581	$269,987	$609,203	$528,888

Reportable apartment home segment other revenue
Same-Store Communities (a)
West Region	$2,842	$3,047	$5,543	$6,045
Mid-Atlantic Region	1,429	1,727	3,001	3,729
Northeast Region	761	789	1,235	1,396
Southeast Region	1,226	1,719	2,593	3,431
Southwest Region	515	678	1,105	1,443
Non-Mature Communities/Other	1,628	516	3,395	1,453
Total segment and consolidated other revenue	$8,401	$8,476	$16,872	$17,497

Total reportable apartment home segment rental income
Same-Store Communities (a)
West Region	$104,393	$107,243	$206,293	$205,540
Mid-Atlantic Region	56,232	56,632	113,890	112,934
Northeast Region	30,478	33,014	60,009	61,886
Southeast Region	33,941	33,563	64,026	62,996
Southwest Region	16,906	16,972	34,122	33,813
Non-Mature Communities/Other	64,032	31,039	147,735	69,216
Total segment and consolidated rental income	$305,982	$278,463	$626,075	$546,385

Reportable apartment home segment NOI
Same-Store Communities (a)
West Region	$78,533	$81,724	$155,876	$156,324
Mid-Atlantic Region	39,102	40,045	79,479	79,225
Northeast Region	19,629	22,943	38,734	42,453
Southeast Region	22,801	23,322	44,257	44,169
Southwest Region	10,467	10,444	21,523	20,772
Non-Mature Communities/Other	41,721	21,257	97,849	46,475
Total segment and consolidated NOI	212,253	199,735	437,718	389,418
Reconciling items:
Joint venture management and other fees	1,274	2,845	2,662	5,596
Property management	(8,797)	(8,006)	(18,000)	(15,709)
Other operating expenses	(6,100)	(2,735)	(11,066)	(8,381)
Real estate depreciation and amortization	(155,056)	(117,934)	(310,532)	(230,402)
General and administrative	(10,971)	(12,338)	(25,949)	(24,805)
Casualty-related (charges)/recoveries, net	(102)	(246)	(1,353)	(246)
Other depreciation and amortization	(2,027)	(1,678)	(4,052)	(3,334)
Gain/(loss) on sale of real estate owned	61,303	5,282	61,303	5,282
Income/(loss) from unconsolidated entities	8,021	6,625	11,388	6,674
Interest expense	(38,597)	(34,417)	(77,914)	(67,959)
Interest income and other income/(expense), net	2,421	1,310	5,121	11,123
Tax (provision)/benefit, net	(1,526)	(125)	(1,690)	(2,337)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(4,291)	(2,652)	(4,604)	(4,709)
Net (income)/loss attributable to noncontrolling interests	(34)	(47)	(40)	(89)
Net income/(loss) attributable to UDR, Inc.	$57,771	$35,619	$62,992	$60,122
(a)	Same-Store Community population consisted of 39,020 apartment homes.
(b)	Same-Store Community population consisted of 37,910 apartment homes.

The following table details the assets of UDR’s reportable segments as of June 30, 2020 and December 31, 2019 (dollars in thousands):

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2020

	June 30,	December 31,
	2020	2019
Reportable apartment home segment assets:
Same-Store Communities (a):
West Region	$3,889,925	$3,874,027
Mid-Atlantic Region	2,363,674	2,350,341
Northeast Region	1,635,118	1,632,980
Southeast Region	913,257	903,878
Southwest Region	605,801	600,349
Non-Mature Communities/Other	3,367,864	3,240,526
Total segment assets	12,775,639	12,602,101
Accumulated depreciation	(4,372,524)	(4,131,353)
Total segment assets — net book value	8,403,115	8,470,748
Reconciling items:
Cash and cash equivalents	833	8,106
Restricted cash	22,043	25,185
Notes receivable, net	155,956	153,650
Investment in and advances to unconsolidated joint ventures, net	598,058	588,262
Operating lease right-of-use assets	202,586	204,225
Other assets	181,880	186,296
Total consolidated assets	$9,564,471	$9,636,472
(a)	Same-Store Community population consisted of 39,020 apartment homes.

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

UNITED DOMINION REALTY, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit data)

	June 30,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$3,898,710	$3,875,160
Less: accumulated depreciation	(1,867,071)	(1,796,568)
Total real estate owned, net of accumulated depreciation	2,031,639	2,078,592
Cash and cash equivalents	38	24
Restricted cash	14,535	13,998
Investment in unconsolidated entities	63,111	76,222
Operating lease right-of-use assets	203,958	205,668
Other assets	25,643	24,241
Total assets	$2,338,924	$2,398,745
LIABILITIES AND CAPITAL
Liabilities:
Secured debt, net	$99,082	$99,071
Notes payable due to the General Partner	655,619	637,233
Operating lease liabilities	198,474	200,001
Real estate taxes payable	5,575	2,801
Accrued interest payable	198	217
Security deposits and prepaid rent	16,838	17,946
Distributions payable	66,833	63,364
Accounts payable, accrued expenses, and other liabilities	11,848	12,226
Total liabilities	1,054,467	1,032,859

Commitments and contingencies (Note 11)

Capital:
Partners’ capital:
General partner:
110,883 OP Units outstanding at June 30, 2020 and December 31, 2019	805	859
Limited partners:
184,724,677 and 183,952,659 OP Units outstanding at June 30, 2020 and December 31, 2019, respectively	1,266,538	1,347,622
Accumulated other comprehensive income/(loss), net	(43)	—
Total partners’ capital	1,267,300	1,348,481
Noncontrolling interests	17,157	17,405
Total capital	1,284,457	1,365,886
Total liabilities and capital	$2,338,924	$2,398,745

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
REVENUES:
Rental income	$105,201	$110,350	$217,366	$218,684

OPERATING EXPENSES:
Property operating and maintenance	16,398	16,579	33,235	33,110
Real estate taxes and insurance	13,679	12,091	27,452	24,755
Property management	3,024	3,308	6,249	6,287
Other operating expenses	3,837	2,422	7,696	4,822
Real estate depreciation and amortization	35,430	34,921	70,730	69,575
General and administrative	3,951	4,151	9,259	8,812
Casualty-related charges/(recoveries), net	190	(81)	188	(81)
Total operating expenses	76,509	73,391	154,809	147,280

Operating income	28,692	36,959	62,557	71,404

Income/(loss) from unconsolidated entities	(1,661)	(1,794)	(3,422)	(4,534)
Interest expense	(708)	(161)	(1,450)	(351)
Interest expense on notes payable due to the General Partner	(6,462)	(7,194)	(13,184)	(14,375)
Net income/(loss)	19,861	27,810	44,501	52,144
Net (income)/loss attributable to noncontrolling interests	(488)	(416)	(1,010)	(804)
Net income/(loss) attributable to OP unitholders	$19,373	$27,394	$43,491	$51,340

Net income/(loss) per weighted average OP Unit - basic and diluted	$0.10	$0.15	$0.24	$0.28

Weighted average OP Units outstanding - basic and diluted	184,836	184,058	184,670	184,004

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income/(loss)	$19,861	$27,810	$44,501	$52,144
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(43)	—	(43)	—
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	(43)	—	(43)	—
Comprehensive income/(loss)	19,818	27,810	44,458	52,144
Comprehensive (income)/loss attributable to noncontrolling interests	(488)	(416)	(1,010)	(804)
Comprehensive income/(loss) attributable to OP unitholders	$19,330	$27,394	$43,448	$51,340

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(In thousands)

(Unaudited)

		Limited			Accumulated
	Class A	Partners	UDR, Inc.		Other	Total
	Limited	and LTIP	Limited	General	Comprehensive	Partners’	Noncontrolling
	Partner	Units	Partner	Partner	Income/(Loss), net	Capital	Interests	Total
Balance at March 31, 2020	$64,006	$250,877	$995,759	$833	$—	$1,311,475	$17,927	$1,329,402
Net income/(loss)	184	719	18,458	12	—	19,373	488	19,861
Distributions	(631)	(2,565)	(63,399)	(40)	—	(66,635)	—	(66,635)
OP Unit redemptions for common shares of UDR	—	(110)	110	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	1,918	4,485	(6,403)	—	—	—	—	—
Long-Term Incentive Plan Unit grants	—	3,130	—	—	—	3,130	—	3,130
Unrealized gain/(loss) on derivative financial investments	—	—	—	—	(43)	(43)	—	(43)
Net contributions/(distributions) to/(from) noncontrolling interests	—	—	—	—	—	—	(1,258)	(1,258)
Balance at June 30, 2020	$65,477	$256,536	$944,525	$805	$(43)	$1,267,300	$17,157	$1,284,457

		Limited			Accumulated
	Class A	Partners	UDR, Inc.		Other	Total
	Limited	and LTIP	Limited	General	Comprehensive	Partners’	Noncontrolling
	Partner	Units	Partner	Partner	Income/(Loss), net	Capital	Interests	Total
Balance at December 31, 2019	81,803	284,580	981,239	859	—	1,348,481	17,405	1,365,886
Net income/(loss)	413	1,615	41,437	26	—	43,491	1,010	44,501
Distributions	(1,262)	(5,153)	(126,798)	(80)	—	(133,293)	—	(133,293)
OP Unit redemptions for common shares of UDR	—	(110)	110	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	(15,477)	(33,060)	48,537	—	—	—	—	—
Long-Term Incentive Plan Unit grants	—	8,664	—	—	—	8,664	—	8,664
Unrealized gain/(loss) on derivative financial investments	—	—	—	—	(43)	(43)	—	(43)
Net contributions/(distributions) to/(from) noncontrolling interests	—	—	—	—	—	—	(1,258)	(1,258)
Balance at June 30, 2020	$65,477	$256,536	$944,525	$805	$(43)	$1,267,300	$17,157	$1,284,457

		Limited
	Class A	Partners	UDR, Inc.		Total
	Limited	and LTIP	Limited	General	Partners’	Noncontrolling
	Partner	Units	Partner	Partner	Capital	Interests	Total
Balance at March 31, 2019	$79,631	$283,862	$1,078,160	$926	$1,442,579	$14,207	$1,456,786
Net income/(loss)	260	908	26,209	17	27,394	416	27,810
Distributions	(599)	(2,109)	(60,314)	(38)	(63,060)	—	(63,060)
OP Unit redemptions for common shares of UDR	—	(6,949)	6,949	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	(659)	(7,187)	7,846	—	—	—	—
Long-Term Incentive Plan Unit grants	—	5,385	—	—	5,385	—	5,385
Net contributions/(distributions) to/from noncontrolling interests	—	—	—	—	—	2,817	2,817
Balance at June 30, 2019	$78,633	$273,910	$1,058,850	$905	$1,412,298	$17,440	$1,429,738

		Limited
	Class A	Partners	UDR, Inc.		Total
	Limited	and LTIP	Limited	General	Partners’	Noncontrolling
	Partner	Units	Partner	Partner	Capital	Interests	Total
Balance at December 31, 2018	$69,401	$302,545	$1,099,174	$950	$1,472,070	$13,819	$1,485,889
Net income/(loss)	488	1,720	49,101	31	51,340	804	52,144
Distributions	(1,198)	(4,679)	(120,576)	(76)	(126,529)	—	(126,529)
OP Unit redemptions for common shares of UDR	—	(78,622)	78,622	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	9,942	37,529	(47,471)	—	—	—	—
Long-Term Incentive Plan Unit grants	—	15,417	—	—	15,417	—	15,417
Net contributions/(distributions) to/from noncontrolling interests	—	—	—	—	—	2,817	2,817
Balance at June 30, 2019	$78,633	$273,910	$1,058,850	$905	$1,412,298	$17,440	$1,429,738

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net income/(loss)	$44,501	$52,144
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	70,730	69,575
(Income)/loss from unconsolidated entities	3,422	4,534
Other	4,775	1,674
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(6,864)	(1,397)
Increase/(decrease) in operating liabilities	1,234	(123)
Net cash provided by/(used in) operating activities	117,798	126,407

Investing Activities
Capital expenditures and other major improvements — real estate assets	(22,893)	(28,826)
Distributions received from unconsolidated entities	9,689	9,227
Net cash provided by/(used in) investing activities	(13,204)	(19,599)

Financing Activities
Issuance/(repayment) of notes payable to the General Partner	(96,891)	(103,066)
Distributions paid to partnership unitholders	(7,142)	(3,256)
Other	(10)	—
Net cash provided by/(used in) financing activities	(104,043)	(106,322)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	551	486
Cash, cash equivalents, and restricted cash, beginning of year	14,022	13,688
Cash, cash equivalents, and restricted cash, end of period	$14,573	$14,174

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$21,117	$19,287
Non-cash transactions:
Development costs and capital expenditures incurred but not yet paid	3,576	4,009
Recognition of operating lease right-of-use assets	—	94,174
Recognition of operating lease liabilities	—	88,161
Right-of-use asset obtained in exchange for new operating lease liability	91	—
LTIP Unit grants	8,664	15,417
Distributions declared but not yet paid	66,833	63,367

The following reconciles cash, cash equivalents, and restricted cash to the total of the same amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year
Cash and cash equivalents	$24	$125
Restricted cash	13,998	13,563
Total cash, cash equivalents, and restricted cash as shown above	$14,022	$13,688
Cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$38	$50
Restricted cash	14,535	14,124
Total cash, cash equivalents, and restricted cash as shown above	$14,573	$14,174

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

1. CONSOLIDATION AND BASIS OF PRESENTATION

Basis of Presentation

United Dominion Realty, L.P. (“UDR, L.P.,” the “Operating Partnership,” “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the three months ended June 30, 2020 and 2019, rental revenues of the Operating Partnership represented 34% and 40%, respectively, and for the six months ended June 30, 2020 and 2019, 35% and 40%, respectively, of the General Partner’s consolidated rental revenues. As of June 30, 2020, the Operating Partnership’s apartment portfolio consisted of 52 communities located in 15 markets consisting of 16,434 apartment homes.

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

As of June 30, 2020, there were 184.8 million OP Units outstanding, of which 176.2 million, or 95.3%, were owned by UDR and affiliated entities and 8.6 million, or 4.7%, were owned by non-affiliated limited partners. There were 184.1 million OP Units outstanding as of December 31, 2019, of which 176.2 million, or 95.7%, were owned by UDR and affiliated entities and 7.9 million, or 4.3%, were owned by non-affiliated limited partners. See Note 10, Capital Structure.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of June 30, 2020, and results of operations for the three and six months ended June 30, 2020 and 2019, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year, particularly in light of the novel coronavirus disease (“COVID-19”) pandemic and measures intended to mitigate its spread. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2019 included in the Annual Report on Form 10-K filed by UDR and the Operating Partnership with the SEC on February 18, 2020.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2020

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In April 2020, the Financial Accounting Standards Board (“FASB”) issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in ASC 842, Leases. The Q&A states that some lease contracts may contain explicit or implicit enforceable rights and obligations that require lease concessions if certain circumstances arise that are beyond the control of the parties to the contract. Therefore, entities would need to perform a lease-by-lease analysis to determine whether contractual provisions in an existing lease agreement provide enforceable rights and obligations related to lease concessions.

The FASB determined it would be acceptable for entities to not perform a lease-by-lease analysis regarding rent concessions resulting from COVID-19, and to instead make a policy election regarding rent concessions, which would give entities the option to account or not to account for these rent concessions as lease modifications if the total payments required by the modified contract are substantially the same or less than the total payments required by the original contract. Entities making the election to account for these rent concessions as lease modifications would recognize the effects of rent abatements and rent deferrals on a prospective straight-line basis over the remainder of the modified contract.

We have made the election to not perform a lease-by-lease analysis to determine whether contractual provisions in an existing lease agreement provide enforceable rights and obligations related to lease concessions. By electing the FASB relief, we have also made an accounting policy election to account for rent abatements and rent deferrals given to lessees due to the COVID-19 pandemic as lease modifications. The lease concessions given to lessees due to the COVID-19 pandemic did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard required entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, and to present the net amount of the financial instrument expected to be collected. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which amended the transition requirements and scope of ASU 2016-13 and clarified that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. The updated standard became effective for the Operating Partnership on January 1, 2020 and was adopted on a modified retrospective basis. However, as the Operating Partnership’s financial assets primarily relate to receivables arising from operating leases, the ASU did not have a material impact on the consolidated financial statements. Disclosures were updated pursuant to the requirements of the ASU.

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

June 30, 2020

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

June 30, 2020

Management of the Operating Partnership has reviewed all open tax years (2016 through 2018) of tax jurisdictions and concluded there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns.

Impact of COVID-19 Pandemic

The Operating Partnership continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business. The extent of the pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic and the duration of government measures to mitigate the pandemic, all of which continue to be uncertain and difficult to predict.

Given the uncertainty, we cannot predict the effect on future periods, but the adverse impact that could occur on the Operating Partnership’s future financial condition, results of operations and cash flows could be material, including, but not limited to, as a result of extended eviction moratoriums, additional rent deferrals, payment plans, lease concessions, waiving late payment fees, charges from potential adjustments to the carrying amount of receivables, and asset impairment charges.

During the three months ended June 30, 2020, the Operating Partnership performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables in light of the COVID-19 pandemic. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of collection. In accordance with the leases guidance, if lease payments are no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

As a result of its analysis, the Operating Partnership reserved approximately $2.0 million of multifamily tenant lease receivables and approximately $2.6 million of retail tenant lease receivables (inclusive of $2.2 million of reserves on straight-line lease receivables) for its wholly-owned communities. In aggregate, the reserve is reflected as a $4.6 million reduction to Rental income on the Consolidated Statements of Operations for the three months ended June 30, 2020. The impact to deferred leasing commissions was not material.

The Operating Partnership did not recognize any other adjustments to the carrying amounts of assets or asset impairment charges due to the COVID-19 pandemic for the six months ended June 30, 2020.

3. REAL ESTATE OWNED

Real estate assets owned by the Operating Partnership consist of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. At June 30, 2020, the Operating Partnership owned and consolidated 52 communities in nine states plus the District of Columbia totaling 16,434 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30,	December 31,
	2020	2019
Land	$711,256	$711,256
Depreciable property — held and used:
Land improvements	99,297	96,864
Buildings, improvements, and furniture, fixtures and equipment	3,088,157	3,067,040
Real estate owned	3,898,710	3,875,160
Accumulated depreciation	(1,867,071)	(1,796,568)
Real estate owned, net	$2,031,639	$2,078,592

Acquisitions

The Operating Partnership did not have any acquisitions of real estate during the six months ended June 30, 2020.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2020

Dispositions

The Operating Partnership did not have any dispositions of real estate during the six months ended June 30, 2020.

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Operating Partnership capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, were $0.2 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and were $0.6 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively. During each of the three and six months ended June 30, 2020 and 2019, total capitalized interest was less than $0.1 million. As each apartment home in a capital project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

The Operating Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Cash flow estimates are based upon historical results adjusted to reflect management’s best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. The General Partner’s estimates of fair value represent management’s estimates based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Operating Partnership did not recognize any impairments in the value of its long-lived assets during the three and six months ended June 30, 2020 and 2019.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2020

As of June 30, 2020, the DownREIT Partnership owned 12 communities with 5,657 apartment homes. The Operating Partnership’s investment in the DownREIT Partnership was $63.1 million and $76.2 million as of June 30, 2020 and December 31, 2019, respectively.

We consider various factors to determine if a decrease in the value of our Investment in unconsolidated entities is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Operating Partnership did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the three and six months ended June 30, 2020 and 2019.

Combined summary balance sheets relating to all of the DownREIT Partnership (not just our proportionate share) are presented below as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30,	December 31,
	2020	2019
Total real estate, net	$1,070,653	$1,106,703
Cash and cash equivalents	20	20
Note receivable from the General Partner	220,937	222,853
Other assets	8,397	4,829
Total assets	$1,300,007	$1,334,405

Secured debt, net	$425,859	$427,592
Other liabilities	25,426	28,087
Total liabilities	451,285	455,679
Total capital	$848,722	$878,726

Combined summary financial information relating to all of the DownREIT Partnership (not just our proportionate share) is presented below for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Total revenue	$32,107	$32,025	$64,785	$63,631
Property operating expenses	(12,680)	(12,751)	(25,989)	(25,847)
Real estate depreciation and amortization	(21,112)	(20,510)	(42,098)	(40,804)
Operating income/(loss)	(1,685)	(1,236)	(3,302)	(3,020)
Interest expense	(3,609)	(3,929)	(7,226)	(7,817)
Other income/(loss)	1,941	2,018	3,830	4,006
Net income/(loss)	$(3,353)	$(3,147)	$(6,698)	$(6,831)

5. LEASES

Lessee - Ground and Equipment Leases

The Operating Partnership owns six communities that are subject to ground leases, under which the Operating Partnership is the lessee, expiring between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases are classified as operating leases through the lease term expiration based on our election of the practical expedient provided by the leasing standard. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. In addition, the Operating Partnership leases equipment at six communities from the General Partner, pursuant to leases that expire in 2030. We currently do not hold any finance leases. The Operating Partnership also elected the short-term lease exception provided by the leasing standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. No leases qualified for the short-term lease exception during the six months ended June 30, 2020 and 2019.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2020

As of June 30, 2020, the Operating lease right-of-use assets was $204.0 million and the Operating lease liabilities was $198.5 million on our Consolidated Balance Sheets related to our ground and equipment leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Operating Partnership’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 44.1 years at June 30, 2020 and the weighted average discount rate was 5.0% at June 30, 2020.

Future minimum lease payments and total operating lease liabilities from our ground and equipment leases as of June 30, 2020 are as follows (dollars in thousands):

	Ground Leases	Equipment Leases	Total
2020	$6,220	$77	$6,297
2021	12,442	156	12,598
2022	12,442	160	12,602
2023	12,442	163	12,605
2024	12,442	167	12,609
Thereafter	455,221	852	456,073
Total future minimum lease payments (undiscounted)	511,209	1,575	512,784
Difference between future undiscounted cash flows and discounted cash flows	(314,117)	(193)	(314,310)
Total operating lease liabilities (discounted)	$197,092	$1,382	$198,474

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2020

The components of operating lease expenses from our ground and equipment leases were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Ground lease expense:
Contractual ground lease rent expense	$3,216	$2,139	$6,386	$4,278
Variable ground lease expense (a)	44	143	87	282
Total ground lease expense (b)	3,260	2,282	6,473	4,560
Contractual equipment lease expense (b)	38	-	74	-
Total operating lease expense (c)	$3,298	$2,282	$6,547	$4,560
(a)	Variable ground lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of income of the lessee.
(b)	Ground lease and equipment lease expense are reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the six months ended June 30, 2020, Operating lease right-of-use assets and Operating lease liabilities amortized by $1.7 million and $1.5 million, respectively. Due to the net impact of the amortization, the Operating Partnership recorded $0.1 million and $0.1 million of total operating lease expense during the three months ended June 30, 2020 and 2019, respectively, and $0.2 million and $0.2 million of total operating lease expense during the six months ended June 30, 2020 and 2019, respectively.

Lessor - Apartment Home and Retail and Commercial Leases

The Operating Partnership’s communities and retail and commercial space are leased to tenants under operating leases. As of June 30, 2020, our apartment home leases generally have initial terms of 12 months or less and represent 99.3% of our total lease revenue. As of June 30, 2020, our retail and commercial space leases generally have initial terms between 5 and 15 years and represent approximately 0.7% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential increases in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates and certain other conditions. (See Note 12, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

Future minimum lease payments from our retail and commercial leases as of June 30, 2020 are as follows (dollars in thousands):

Retail and Commercial Leases
2020	$3,607
2021	7,142
2022	6,471
2023	6,142
2024	5,462
Thereafter	13,951
Total future minimum lease payments (a)	$42,775
(a)	We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months of less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Operating Partnership recorded variable percentage rents of zero during both of the three months ended June 30, 2020 and 2019, and less than $0.1 million during both of the six months ended June 30, 2020 and 2019.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2020

6. DEBT, NET

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	Principal Outstanding		As of June 30, 2020
				Weighted
			Weighted	Average
	June 30,	December 31,	Average	Years to	Communities
	2020	2019	Interest Rate	Maturity	Encumbered
Fixed Rate Debt
Mortgage note payable	$72,500	$72,500	3.10%	9.6	1
Deferred financing costs	(347)	(365)
Total fixed rate secured debt, net	72,153	72,135	3.10%	9.6	1
Variable Rate Debt
Tax-exempt secured note payable	$27,000	$27,000	0.85%	11.7	1
Deferred financing costs	(71)	(64)
Total variable rate secured debt, net	26,929	26,936	0.85%	11.7	1
Total Secured Debt, Net	$99,082	$99,071	2.54%	10.2	2

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

Fixed Rate Debt

Mortgage note payable. At June 30, 2020, the Operating Partnership had a fixed rate mortgage note payable for $72.5 million with an interest rate of 3.10%. Interest payments are due monthly and the note matures in February 2030.

Variable Rate Debt

Tax-exempt secured note payable. The variable rate mortgage note payable for $27.0 million that secures a tax-exempt housing bond issue matures in March 2032. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 0.85% as of June 30, 2020.

Guarantor on Unsecured Debt

The Operating Partnership is the guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, an unsecured commercial paper program with an aggregate borrowing capacity of $500 million, a $350 million term loan due September 2023, $300 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025, $300 million of medium-term notes due September 2026, $300 million of medium-term notes due July 2027, $300 million of medium-term notes due January 2028, $300 million of medium-term notes due January 2029, $600 million of medium-term notes due January 2030, $400 million of medium-term notes due August 2031, and $300 million of medium-term notes due November 2034. As of June 30, 2020 and December 31, 2019, the General Partner did not have an outstanding balance under the unsecured revolving credit facility and had $185.0 million and $300.0 million, respectively, outstanding under its unsecured commercial paper program.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2020

On July 14, 2020, the General Partner announced that it commenced a cash tender offer for any and all of its outstanding 3.75% unsecured medium-term notes due July 2024 (the “2024 Notes”), which the Operating Partnership guarantees. Pursuant to the tender offer, on July 21, 2020, the General Partner completed the purchase of $116.9 million aggregate principal amount of the 2024 Notes, or 39.0% of the $300.0 million aggregate principal amount of the 2024 Notes. The tender offer consideration was $1,101.92 for each $1,000 principal amount of the 2024 Notes, plus accrued and unpaid interest to, but not including, July 21, 2020.

On July 21, 2020, the General Partner issued $400.0 million of 2.10% senior unsecured medium-term notes due August 1, 2032. Interest is payable semi-annually in arrears on February 1 and August 1. The notes were priced at 99.894% of the principal amount at issuance. The General Partner used or will use a portion of the net proceeds to fund the purchase of the 2024 Notes accepted pursuant to the tender offer described above and to prepay $245.8 million of 4.64% secured debt due in 2023. The Operating Partnership is the guarantor of this debt. The combined prepayment and make-whole amounts for the purchase of the 2024 Notes and the prepayment of the secured debt due in 2023, inclusive of the acceleration of fair market value adjustments originally recorded on secured debt assumed in property acquisitions, totaled approximately $24.0 million.

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

Allocation of General and Administrative Expenses

The General Partner shares various general and administrative costs, employees and other overhead costs with the Operating Partnership including legal assistance, acquisitions analysis, marketing, human resources, IT, accounting, rent, supplies and advertising, and allocates these costs to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on the reasonably anticipated benefits to the parties. The general and administrative expenses allocated to the Operating Partnership by UDR were $2.9 million and $3.4 million during the three months ended June 30, 2020 and 2019, respectively, and $6.6 million and $7.0 million during the six months ended June 30, 2020 and 2019, respectively, and are included in General and administrative on the Consolidated Statements of Operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.

During the three months ended June 30, 2020 and 2019, the Operating Partnership reimbursed the General Partner $4.0 million and $4.0 million, respectively, and during the six months ended June 30, 2020 and 2019, the Operating Partnership reimbursed the General Partner $8.9 million and $8.1 million, respectively, for shared services related to corporate level property management costs incurred by the General Partner. These shared cost reimbursements are initially recorded within the line item General and administrative on the Consolidated Statements of Operations, and a portion related to management costs is reclassified to Property management on the Consolidated Statements of Operations. (See further discussion below.)

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2020

Notes Payable to the General Partner

The following table summarizes the Operating Partnership’s Notes payable due to the General Partner as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	Interest rate at	Balance Outstanding
	June 30,	June 30,	December 31,
	2020	2020	2019
Note due August 2021	5.34%	$5,500	$5,500
Note due December 2023	5.18%	83,196	83,196
Note due April 2026	4.12%	184,638	184,638
Note due November 2028	4.69%	133,205	133,205
Note due December 2028 (a)	3.24%	249,080	230,694
Total notes payable due to the General Partner		$655,619	$637,233
(a)	There is no limit on the total commitments under this unsecured revolving note. Interest is incurred on the unpaid principal balance at a variable interest rate equivalent to the General Partner’s weighted average interest rate on borrowings, or 3.24% as of June 30, 2020. The note matures on December 1, 2028. To the extent there is an outstanding principal balance on the revolving note payable, the General Partner, at its discretion, can demand payment at any time prior to the stated maturity date of the note.

Certain limited partners of the Operating Partnership have provided guarantees or reimbursement agreements related to these notes payable. The guarantees were provided by the limited partners in conjunction with their contribution of properties to the Operating Partnership. The Operating Partnership recognized interest expense on the notes payable of $6.5 million and $7.2 million during the three months ended June 30, 2020 and 2019, respectively, and $13.2 million and $14.4 million during the six months ended June 30, 2020 and 2019, respectively.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2020

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of June 30, 2020 and December 31, 2019 are summarized as follows (dollars in thousands):

			Fair Value at June 30, 2020, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	June 30,	June 30,	Liabilities	Inputs	Inputs
	2020 (a)	2020	(Level 1)	(Level 2)	(Level 3)
Description:
Derivatives- Interest rate contracts (b)	$8	$8	$—	$8	$—
Total assets	$8	$8	$—	$8	$—

Secured debt instrument - fixed rate: (c)
Mortgage note payable	$72,500	$78,009	$—	$—	$78,009
Secured debt instrument - variable rate: (c)
Tax-exempt secured note payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (d)
Notes payable due to the General Partner	655,619	655,619	—	—	655,619
Total liabilities	$755,119	$760,628	$—	$—	$760,628

			Fair Value at December 31, 2019, Using
			Quoted
	Total		Prices in
	Carrying		Active
	Amount in		Markets
	Statement of		for Identical	Significant
	Financial	Fair Value	Assets	Other	Significant
	Position at	Estimate at	or	Observable	Unobservable
	December 31,	December 31,	Liabilities	Inputs	Inputs
	2019 (a)	2019	(Level 1)	(Level 2)	(Level 3)
Description:
Secured debt instruments - fixed rate: (c)
Mortgage notes payable	$72,500	$71,976	$—	$—	$71,976
Secured debt instrument - variable rate: (c)
Tax-exempt secured note payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (d)
Notes payable due to the General Partner	637,233	637,233	—	—	637,233
Total liabilities	$736,733	$736,209	$—	$—	$736,209
(a)	Balances exclude deferred financing costs.
(b)	See Note 9, Derivatives and Hedging Activity.
(c)	See Note 6, Debt, Net.
(d)	See Note 7, Related Party Transactions.

There were no transfers into or out of each of the levels of the fair value hierarchy during the six months ended June 30, 2020.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2020

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

Although the General Partner, on behalf of the Operating Partnership, has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2020 and December 31, 2019, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Financial Instruments Not Carried at Fair Value

As of June 30, 2020, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

June 30, 2020

caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended June 30, 2020, one derivative was designated as a cash flow hedge by the Operating Partnership. No derivatives designated as cash flows hedges were held by the Operating Partnership in 2019.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Operating Partnership’s variable-rate debt. Through June 30, 2021, the Operating Partnership estimates that less than $0.1 million will be reclassified as an increase to Interest expense.

As of June 30, 2020, the Operating Partnership had the following outstanding interest rate derivative that was designated as cash flow hedge of interest risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	1	$19,880

Derivatives not designated as hedges are not speculative and are used to manage the Operating Partnership’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in no gain or loss for each of the three and six months ended June 30, 2020 and 2019. As of June 30, 2020, no derivatives not designated as hedges were held by the Operating Partnership.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Operating Partnership’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(Included in Other liabilities)
	Fair Value at:		Fair Value at:
	June 30,	December 31,	June 30,	December 31,
	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Interest rate caps	$8	$—	$—	$—

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2020

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Operating Partnership’s derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2020	2019	2020	2019	2020	2019
Three Months Ended June 30,
Interest rate caps	$(43)	$—	$—	$—	$—	$—
Six Months Ended June 30,
Interest rate caps	$(43)	$—	$—	$—	$—	$—

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Total amount of Interest expense presented on the Consolidated Statements of Operations	$708	$161	$1,450	$351

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

10. CAPITAL STRUCTURE

General Partnership Units

The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP Units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Limited Partnership Units. There were 0.1 million General Partnership units outstanding at June 30, 2020 and December 31, 2019, all of which were held by UDR.

Limited Partnership Units

As of June 30, 2020 and December 31, 2019, there were 184.7 million and 184.0 million, respectively, of limited partnership units outstanding, of which 1.9 million were Class A Limited Partnership Units for both periods.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2020

UDR owned 176.1 million, or 95.3%, and 176.1 million, or 95.7%, of OP Units outstanding at June 30, 2020 and December 31, 2019, respectively, of which 0.1 million were Class A Limited Partnership Units for both periods. The remaining 8.6 million, or 4.7%, and 7.9 million, or 4.3%, of OP Units outstanding were held by non-affiliated partners at June 30, 2020 and December 31, 2019, respectively, of which 1.8 million were Class A Limited Partnership Units for both periods.

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

The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by non-affiliated limited partners was $322.0 million and $366.4 million as of June 30, 2020 and December 31, 2019, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.

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

The following table shows OP Units outstanding and OP Unit activity as of and for the six months ended June 30, 2020 (units in thousands):

			UDR, Inc.
	Class A			Class A
	Limited	Limited	Limited	Limited	General
	Partners	Partners	Partner	Partner	Partner	Total
Ending balance at December 31, 2019	1,752	6,094	175,986	121	111	184,064
Vesting of LTIP Units	—	772	—	—	—	772
OP redemptions for UDR stock	—	(3)	3	—	—	—
Ending balance at June 30, 2020	1,752	6,863	175,989	121	111	184,836

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

June 30, 2020

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

11. COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Commitments

The following summarizes the Operating Partnership’s real estate commitments at June 30, 2020 (dollars in thousands):

	Number		Operating Partnership's
	Properties	Investment	Remaining Commitment
Real estate communities - redevelopment	1	$10,013	$4,987

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2020

The Operating Partnership’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to April 1, 2019 (for the quarter-to-date comparison) and January 1, 2019 (for the year-to-date comparison) and held as of June 30, 2020. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
●	Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the three and six months ended June 30, 2020 and 2019.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2020

The following table details rental income and NOI for the Operating Partnership’s reportable segments for the three and six months ended June 30, 2020 and 2019, and reconciles NOI to Net income/(loss) attributable to OP unitholders on the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, (a)		June 30, (a)
	2020	2019	2020	2019
Reportable apartment home segment lease revenue
Same-Store Communities (a)
West Region	$60,897	$62,298	$124,140	$123,080
Mid-Atlantic Region	14,656	14,881	29,820	29,691
Northeast Region	7,329	7,966	15,558	15,938
Southeast Region	12,949	12,686	25,936	25,148
Southwest Region	1,834	1,950	3,664	3,875
Non-Mature Communities/Other	4,672	7,326	12,222	14,052
Total segment and consolidated lease revenue	$102,337	$107,107	$211,340	$211,784
Reportable apartment home segment other revenue
Same-Store Communities (a)
West Region	$1,603	$1,852	$3,379	$3,846
Mid-Atlantic Region	376	429	807	964
Northeast Region	94	168	196	334
Southeast Region	549	727	1,193	1,502
Southwest Region	35	91	106	122
Non-Mature Communities/Other	207	(24)	345	132
Total segment and consolidated other revenue	$2,864	$3,243	$6,026	$6,900
Total reportable apartment home segment rental income
Same-Store Communities (a)
West Region	$62,500	$64,150	$127,519	$126,926
Mid-Atlantic Region	15,032	15,310	30,627	30,655
Northeast Region	7,423	8,134	15,754	16,272
Southeast Region	13,498	13,413	27,129	26,650
Southwest Region	1,869	2,041	3,770	3,997
Non-Mature Communities/Other	4,879	7,302	12,567	14,184
Total segment and consolidated rental income	$105,201	$110,350	$217,366	$218,684
Reportable apartment home segment NOI
Same-Store Communities (a)
West Region	$47,645	$49,348	$97,138	$97,145
Mid-Atlantic Region	10,231	10,555	21,027	21,079
Northeast Region	5,061	6,260	10,970	12,466
Southeast Region	9,021	9,356	18,572	18,613
Southwest Region	1,334	1,484	2,725	2,820
Non-Mature Communities/Other	1,832	4,677	6,247	8,696
Total segment and consolidated NOI	75,124	81,680	156,679	160,819
Reconciling items:
Property management	(3,024)	(3,308)	(6,249)	(6,287)
Other operating expenses	(3,837)	(2,422)	(7,696)	(4,822)
Real estate depreciation and amortization	(35,430)	(34,921)	(70,730)	(69,575)
General and administrative	(3,951)	(4,151)	(9,259)	(8,812)
Casualty-related (charges)/recoveries, net	(190)	81	(188)	81
Income/(loss) from unconsolidated entities	(1,661)	(1,794)	(3,422)	(4,534)
Interest expense	(7,170)	(7,355)	(14,634)	(14,726)
Net (income)/loss attributable to noncontrolling interests	(488)	(416)	(1,010)	(804)
Net income/(loss) attributable to OP unitholders	$19,373	$27,394	$43,491	$51,340
(a)	Same-Store Community population consisted of 15,941 apartment homes.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

June 30, 2020

The following table details the assets of the Operating Partnership’s reportable segments as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30,	December 31,
	2020	2019
Reportable apartment home segment assets
Same-Store Communities (a):
West Region	$2,023,401	$2,011,495
Mid-Atlantic Region	673,232	669,417
Northeast Region	409,242	408,703
Southeast Region	356,006	352,790
Southwest Region	144,751	144,210
Non-Mature Communities/Other	292,078	288,545
Total segment assets	3,898,710	3,875,160
Accumulated depreciation	(1,867,071)	(1,796,568)
Total segment assets - net book value	2,031,639	2,078,592
Reconciling items:
Cash and cash equivalents	38	24
Restricted cash	14,535	13,998
Investment in unconsolidated entities	63,111	76,222
Operating lease right-of-use assets	203,958	205,668
Other assets	25,643	24,241
Total consolidated assets	$2,338,924	$2,398,745
(a)	Same-Store Community population consisted of 15,941 apartment homes.

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

While operations in certain areas have been allowed to fully or partially re-open, many areas are experiencing new closures subsequent to re-opening and no assurance can be given that such closures will not continue to occur. Our headquarters and all of our properties and our corporate offices are located in areas that are or have been subject to shelter-in-place orders and restrictions on the types of businesses that may continue to operate. These orders and restrictions and other impacts of the COVID-19 pandemic have adversely affected, and could continue to adversely affect, the ability of our residents and retail and commercial tenants to pay their rent. It is still uncertain how various programs adopted by the federal government and state and local governments have impacted, and may continue to impact, the ability of our residents and retail and commercial tenants to pay their rent. The governmental actions intended to prevent the spread of COVID-19 have also caused us to reduce staffing at certain of our locations, and have impacted, and may continue to impact, our ability to conduct our business in the ordinary course. Further, a number of the jurisdictions in which we operate have adopted, and may extend, eviction moratoriums, either directly or indirectly (such as through direction to law enforcement or courts not to serve notices or take actions related to eviction), which have negatively impacted, and may continue to negatively impact, our ability to remove residents or retail and commercial tenants who are not paying their rent and our ability to rent their units or other space to new residents or retail and commercial tenants, respectively. In addition, certain jurisdictions have restricted our ability to charge certain fees, including fees for late payment of rent. We have received, and continue to receive, more requests from our residents and retail and commercial tenants for assistance with respect to paying rent than we have historically received. In response, we have instituted a number of initiatives to assist residents and other tenants, including rent deferrals, payment plans, and waiving late payment fees when appropriate. We also have experienced a decrease in resident move-outs and turnover on an annualized basis. With respect to leasing activities, while inquiries from potential residents have decreased, our percentage of leases entered into with a prospective tenant has increased.

During the three months ended June 30, 2020, the Company performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables in light of the COVID-19 pandemic. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of collection. In accordance with the leases guidance, if lease payments are no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

As a result of its analysis, the Company reserved approximately $5.5 million of multifamily tenant lease receivables and approximately $3.5 million of retail tenant lease receivables (inclusive of $2.9 million of reserves on straight-line lease receivables) for its wholly-owned communities and communities held by joint ventures. In aggregate, the reserve is reflected as an $8.5 million reduction to Rental income and a $0.5 million reduction to Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations for the three months ended June 30, 2020. The impact to deferred leasing commissions was not material.

The Company did not recognize any other adjustments to the carrying amounts of assets or asset impairment charges due to the COVID-19 pandemic for the six months ended June 30, 2020

As of July 24, 2020, we had collected 98.6%, 97.6% and 96.2% of billed monthly rents for our multifamily residents for April, May and June, respectively. July cash rents received are consistent with those for April, May and June at corresponding times of prior months.

Over the last several years, we have worked to consistently strengthen our balance sheet and improve our liquidity profile, which we believe positions us well to weather the current economic and market challenges. The extent of the COVID-19 pandemic’s effect on our operational and financial performance, however, will depend on future developments, including the duration, spread and intensity of the pandemic and the duration of government measures to mitigate the pandemic, all of which are uncertain and difficult to predict. Given this uncertainty, we cannot predict the effect on future periods, but the adverse impact on our future financial condition, results of operations, and cash flows could be material.

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the three and six months ended June 30, 2020 and 2019, of each of UDR, Inc. and United Domination Realty, L.P.

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

At June 30, 2020, our consolidated real estate portfolio included 148 communities in 13 states plus the District of Columbia totaling 47,371 apartment homes. In addition, we have an ownership interest in 5,134 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 2,004 apartment homes owned by entities in which we hold preferred equity investments. The Same-Store Community apartment home population for the three and six months ended June 30, 2020, was 39,020 and 37,910, respectively.

The following table summarizes our market information by major geographic markets as of and for the three and six months ended June 30, 2020:

		June 30, 2020			Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
			Percentage	Total		Monthly		Monthly
	Number of	Number of	of Total	Carrying	Average	Income per	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	Occupancy	Home (a)
West Region
Orange County, CA	11	4,820	9.9%	$1,257,424	96.0%	$2,330	96.6%	$2,357
San Francisco, CA	11	2,751	6.9%	880,914	92.9%	3,646	94.7%	3,700
Seattle, WA	14	2,725	7.4%	946,127	96.6%	2,463	97.1%	2,522
Los Angeles, CA	4	1,225	3.6%	459,917	95.8%	2,793	96.4%	2,867
Monterey Peninsula, CA	7	1,565	1.4%	183,797	96.8%	1,918	96.3%	1,936
Other Southern California	2	654	0.9%	110,416	96.8%	2,026	96.9%	2,036
Portland, OR	2	476	0.4%	51,330	97.3%	1,624	97.1%	1,633
Mid-Atlantic Region
Metropolitan D.C.	21	7,799	16.1%	2,056,263	96.9%	2,075	97.2%	2,100
Richmond, VA	4	1,358	1.2%	152,583	97.4%	1,414	97.3%	1,411
Baltimore, MD	3	720	1.2%	154,828	98.1%	1,700	97.7%	1,713
Northeast Region
Boston, MA	4	1,388	3.7%	467,644	94.7%	2,772	95.3%	2,865
New York, NY	4	1,640	9.1%	1,167,474	92.6%	4,291	95.3%	4,490
Southeast Region
Orlando, FL	9	2,500	1.9%	236,598	97.2%	1,398	96.6%	1,408
Tampa, FL	8	2,668	2.9%	366,493	96.8%	1,513	96.8%	1,470
Nashville, TN	8	2,260	1.7%	222,058	97.9%	1,362	97.8%	1,361
Other Florida	1	636	0.7%	88,108	97.5%	1,604	96.9%	1,632
Southwest Region
Dallas, TX	7	2,345	2.3%	292,031	97.5%	1,364	97.5%	1,377
Austin, TX	4	1,272	1.3%	169,019	97.8%	1,522	97.7%	1,536
Denver, CO	1	218	1.1%	144,751	92.9%	3,079	92.6%	3,112
Total/Average Same-Store Communities	125	39,020	73.7%	9,407,775	96.3%	$2,247	96.7%	$2,174
Non-Mature, Commercial Properties & Other	23	8,292	25.3%	3,236,076
Total Real Estate Held for Investment	148	47,312	99.0%	12,643,851
Real Estate Under Development (b)	—	59	1.0%	131,788
Total Real Estate Owned	148	47,371	100.0%	12,775,639
Total Accumulated Depreciation				(4,372,524)
Total Real Estate Owned, Net of Accumulated Depreciation				$8,403,115
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	As of June 30, 2020, the Company was developing three wholly-owned communities with a total of 878 apartment homes, 59 of which have been completed.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to April 1, 2019 (for quarter-to-date comparison) and January 1, 2019 (for year-to-date comparison) and held as of June 30, 2020. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

In July 2017, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in April 2017, which replaced the prior at-the-market equity offering program entered into in April 2012. During the six months ended June 30, 2020, the Company did not sell any shares of common stock through its ATM program. As of June 30, 2020, we had 11.7 million shares of common stock available for future issuance under the ATM program, including an aggregate of 2.1 million shares subject to the forward sales agreements described below.

During the six months ended June 30, 2020, the Company entered into forward sales agreements under its ATM program for a total of 2.1 million shares of common stock at a weighted average initial forward price per share of $49.56. The initial forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement. As of June 30, 2020, no shares under the forward sales agreement have been settled. The final date by which shares sold under the forward sales agreements must be settled range between February 12, 2021 and March 3, 2021. See Note 8, Income/(Loss) per Share, in the Notes to the UDR Consolidated Financial Statements included in this Report for additional discussion of forward sales agreements.

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

On July 14, 2020, the Company announced that it commenced a cash tender offer for any and all of its outstanding 3.75% unsecured medium-term notes due July 2024 (the “2024 Notes”). Pursuant to the tender offer, on July 21, 2020, the Company completed the purchase of $116.9 million aggregate principal amount of the 2024 Notes, or 39.0% of the $300.0 million aggregate principal amount of the 2024 Notes. The tender offer consideration was $1,101.92 for each $1,000 principal amount of the 2024 Notes, plus accrued and unpaid interest to, but not including, July 21, 2020.

On July 21, 2020, the Company issued $400.0 million of 2.10% senior unsecured medium-term notes due August 1, 2032. Interest is payable semi-annually in arrears on February 1 and August 1. The notes were priced at 99.894% of the principal amount at issuance. The Company used or will use a portion of the net proceeds to fund the purchase of the 2024 Notes accepted pursuant to the tender offer described above and to prepay $245.8 million of 4.64% secured debt due in 2023. The combined prepayment and make-whole amounts for the purchase of the 2024 Notes and the prepayment of the secured debt due in 2023, inclusive of the acceleration of fair market value adjustments originally recorded on secured debt assumed in property acquisitions, totaled approximately $24.0 million.

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

During the remainder of 2020, we have approximately $83.8 million of secured debt maturing, inclusive of principal amortization, and $185.0 million of unsecured debt maturing, comprised solely of unsecured commercial paper. We anticipate repaying the remaining debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

In June 2020, the Company executed a rate lock agreement to refinance a 4.35% fixed rate mortgage note payable due in November 2020 with a balance of $79.5 million at June 30, 2020 with a $160.9 million, 2.62% fixed rate mortgage note payable due in 2031. The Company expects to close on the refinancing transaction during the third quarter of 2020. The incremental proceeds are anticipated to be used to reduce the Company’s borrowings under its unsecured commercial paper program.

In July 2020, the entire $185.0 million of outstanding unsecured commercial paper as of June 30, 2020 was repaid at maturity with additional proceeds of unsecured commercial paper with maturity dates in July and August 2020. As of July 27, 2020, we had no borrowings outstanding under the Revolving Credit Facility, leaving $1.1 billion of unused capacity (excluding $2.9 million of letters of credit), and we had $17.2 million outstanding under the Working Capital Credit Facility, leaving $57.8 million of unused capacity.

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

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019.

Operating Activities

For the six months ended June 30, 2020, our Net cash provided by/(used in) operating activities was $317.0 million, compared to $286.4 million for the comparable period in 2019. The increase in cash flow from operating activities was primarily due to improved net operating income, primarily driven by revenue growth at communities and net operating income from communities acquired in 2020 and 2019, and by changes in operating assets and liabilities.

Investing Activities

For the six months ended June 30, 2020, Net cash provided by/(used in) investing activities was $(161.9) million, compared to $(806.0) million for the comparable period in 2019. The decrease in cash used in investing activities was primarily due to the decrease in acquisitions made during the current period, an increase in proceeds from sales of real estate investments and a decrease in investments in unconsolidated joint ventures, partially offset by an increase in spend for development of real estate assets and a decrease in distributions received from unconsolidated joint ventures.

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

Dispositions

In May 2020, the Company sold an operating community located in Bellevue, Washington with a total of 71 apartment homes for gross proceeds of $49.7 million, resulting in a gain of approximately $29.6 million. The sale was partially financed by the Company through the issuance of a promissory note totaling $4.0 million and due in February 2021. (See Note 2, Significant Accounting Policies for further discussion.) The proceeds were designated for a tax-deferred Section 1031 exchange that were used to pay a portion of the purchase price for an acquisition of an operating community in Tampa, Florida, in January 2020.

In May 2020, the Company sold an operating community located in Kirkland, Washington with a total of 196 apartment homes for gross proceeds of $92.9 million, resulting in a gain of approximately $31.7 million.

Capital Expenditures

We capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

For the six months ended June 30, 2020, total capital expenditures of $65.3 million, or $1,374 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $70.2 million, or $1,733 per stabilized home, for the comparable period in 2019.

The decrease in total capital expenditures was primarily due to:

●	a decrease of $9.7 million in spend as compared to the comparable period in 2019 for our operations platform, which includes smart home installations in certain of our properties;

partially offset by:

●	an increase of 19.2%, or $3.4 million, in major renovations, which include major structural changes and/or architectural revisions to existing buildings; and
●	an increase of 8.7%, or $1.7 million, in recurring capital expenditures, which include asset preservation and turnover related expenditures.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the six months ended June 30, 2020 and 2019 (dollars in thousands):

				Per Home
	Six Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Turnover capital expenditures	$5,330	$4,789	11.3%	$112	$118	(5.1)%
Asset preservation expenditures	16,383	15,179	7.9%	345	375	(8.0)%
Total recurring capital expenditures	21,713	19,968	8.7%	457	493	(7.3)%
NOI enhancing improvements (a)	16,302	16,640	(2.0)%	343	411	(16.5)%
Major renovations (b)	20,797	17,440	19.2%	438	431	1.6%
Operations platform	6,467	16,130	(59.9)%	136	398	(65.8)%
Total capital expenditures	$65,279	$70,178	(7.0)%	$1,374	$1,733	(20.7)%
Repair and maintenance expense	$26,475	$19,396	36.5%	$557	$479	16.3%
Average home count (c)	47,490	40,509	17.2%
(a)	NOI enhancing improvements are expenditures that result in increased income generation or decreased expense growth.
(b)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(c)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

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

Consolidated Real Estate Under Development and Redevelopment

At June 30, 2020, our development pipeline consisted of three wholly-owned communities totaling 878 apartment homes, 59 of which have been completed, with a budget of $278.5 million, in which we have a gross carrying value of $131.8 million. The remaining homes are estimated to be completed between the first quarter of 2021 and the second quarter of 2022.

At June 30, 2020, the Company was redeveloping two communities, located in New York, New York and Boston, Massachusetts, which are expected to be completed in the third quarter of 2020 and the second quarter of 2021, respectively. The redevelopments include the renovation of building exteriors, corridors, and common area amenities as well as individual apartment homes.

During the six months ended June 30, 2020, we incurred $20.8 million in major renovations, which include major structural changes and/or architectural revisions to existing buildings, an increase of $3.4 million compared to the six months ended June 30, 2019.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the six months ended June 30, 2020:

●	we made investments totaling $20.0 million in our unconsolidated joint ventures, including contributions of $17.8 million to three unconsolidated investments under our Developer Capital Program, which earn preferred returns ranging from 8.5% to 9.0%;
●	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $11.4 million; and
●	we received distributions of $7.7 million, of which $2.0 million were operating cash flows and $5.7 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the six months ended June 30, 2020 and 2019.

Financing Activities

For the six months ended June 30, 2020, our Net cash provided by/(used in) financing activities was $(165.5) million, compared to $334.7 million for the comparable period of 2019.

The following significant financing activities occurred during the six months ended June 30, 2020:

●	issued $200.0 million of 3.20% senior unsecured medium-term notes due January 15, 2030, for net proceeds of approximately $211.3 million;
●	net repayment of $115.0 million on our unsecured commercial paper program;
●	repayment of $31.6 million of secured debt; and
●	payment of $207.1 million of distributions to our common stockholders.

Credit Facilities and Commercial Paper Program

UDR had one secured credit facility with New York Life with an outstanding balance of $202.3 million at June 30, 2020. The New York Life credit facility matures in January 2023 and bears interest at a fixed rate of 4.90%.

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

As of June 30, 2020, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.1 billion of unused capacity (excluding $2.9 million of letters of credit at June 30, 2020), and $350.0 million of outstanding borrowings under the Term Loan.

We have a working capital credit facility, which provides for a $75 million unsecured revolving credit facility (the “Working Capital Credit Facility”) with a previously scheduled maturity date of January 15, 2021. In July 2020, the Company extended its working capital credit facility maturity date from January 15, 2021 to January 14, 2022. Based on the Company’s current credit rating, the Working Capital Credit Facility has an interest rate equal to LIBOR plus a margin of 82.5 basis points. Depending on the Company’s credit rating, the margin ranges from 75 to 145 basis points.

As of June 30, 2020, we had $17.2 million of outstanding borrowings under the Working Capital Credit Facility, leaving $57.8 million of unused capacity.

The bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at June 30, 2020.

We have an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $500 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of our other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of June 30, 2020, we had issued $185.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 0.45%, leaving $315.0 million of unused capacity. In July 2020, the entire $185.0 million of outstanding unsecured commercial paper as of June 30, 2020 was repaid at maturity with additional proceeds of unsecured commercial paper with maturity dates in July and August 2020.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets and operations. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $264.2 million in variable rate debt that is not subject to interest rate swap contracts as of June 30, 2020. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the six months ended June 30, 2020 would increase by $2.1 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by/(used in) operating activities	$317,015	$286,421
Net cash provided by/(used in) investing activities	(161,894)	(805,993)
Net cash provided by/(used in) financing activities	(165,536)	334,704

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $56.7 million ($0.19 per diluted share) for the three months ended June 30, 2020, as compared to $34.6 million ($0.12 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	gains of $61.3 million from the sale of two operating communities located in Kirkland, Washington and Bellevue, Washington during the three months ended June 30, 2020, as compared to a gain of $5.3 million on the sale of a parcel of land in Los Angeles, California during the three months ended June 30, 2019; and
●	an increase in total property NOI of $12.5 million primarily due to NOI from additional operating communities, including those acquired in 2020 and 2019, partially offset by an approximately $5.1 million reserve recorded on our multifamily tenant lease receivables.

This was partially offset by:

●	an increase in depreciation expense of $37.1 million primarily due to communities acquired in 2020 and 2019, partially offset by a decrease from fully depreciated assets; and
●	an increase in interest expense of $4.2 million primarily due to higher average debt balances.

Net income/(loss) attributable to common stockholders was $60.9 million ($0.21 per diluted share) for the six months ended June 30, 2020, as compared to $58.1 million ($0.21 per diluted share) for the comparable period in the prior year. The increase resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	gains of $61.3 million from the sale of two operating communities located in Kirkland, Washington and Bellevue, Washington during the six months ended June 30, 2020, as compared to a gain of $5.3 million on the sale of a parcel of land in Los Angeles, California during the six months ended June 30, 2019; and
●	an increase in total property NOI of $48.3 million primarily due to higher revenue per occupied home and NOI from additional operating communities, including those acquired in 2020 and 2019, partially offset by an approximately $5.1 million reserve recorded on our multifamily tenant lease receivables.

This was partially offset by:

●	an increase in depreciation expense of $80.1 million primarily due to communities acquired in 2020 and 2019, partially offset by a decrease from fully depreciated assets;
●	an increase in interest expense of $10.0 million primarily due to higher average debt balances; and
●	a decrease in interest income and other income/(expense), net of $6.0 million, primarily attributable to an $8.5 million promoted interest earned on the prepayment of a note to a multifamily technology company in 2019.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30, (a)			June 30, (b)
	2020	2019	% Change	2020	2019	% Change
Same-Store Communities:
Same-Store rental income	$241,950	$247,424	(2.2)%	$478,340	$477,169	0.2%
Same-Store operating expense (c)	(71,418)	(68,946)	3.6%	(138,471)	(134,226)	3.2%
Same-Store NOI	170,532	178,478	(4.5)%	339,869	342,943	(0.9)%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (d)	33,762	10,640	217.3%	79,206	27,109	192.2%
Acquired communities NOI	1,794	—	NM *	3,188	—	NM *
Redevelopment communities NOI	4,444	4,912	(9.5)%	9,370	10,144	(7.6)%
Development communities NOI	(65)	—	NM *	(105)	—	NM *
Non-residential/other NOI	1,230	3,496	(64.8)%	4,001	4,824	(17.1)%
Sold and held for disposition communities NOI	556	2,209	(74.8)%	2,189	4,398	(50.2)%
Total Non-Mature Communities/Other NOI	41,721	21,257	96.3%	97,849	46,475	110.5%
Total property NOI	$212,253	$199,735	6.3%	$437,718	$389,418	12.4%

* Not meaningful

(a)	Same-Store consists of 39,020 apartment homes.
(b)	Same-Store consists of 37,910 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income/(loss) attributable to UDR, Inc.	$57,771	$35,619	$62,992	$60,122
Joint venture management and other fees	(1,274)	(2,845)	(2,662)	(5,596)
Property management	8,797	8,006	18,000	15,709
Other operating expenses	6,100	2,735	11,066	8,381
Real estate depreciation and amortization	155,056	117,934	310,532	230,402
General and administrative	10,971	12,338	25,949	24,805
Casualty-related charges/(recoveries), net	102	246	1,353	246
Other depreciation and amortization	2,027	1,678	4,052	3,334
(Gain)/loss on sale of real estate owned	(61,303)	(5,282)	(61,303)	(5,282)
(Income)/loss from unconsolidated entities	(8,021)	(6,625)	(11,388)	(6,674)
Interest expense	38,597	34,417	77,914	67,959
Interest income and other (income)/expense, net	(2,421)	(1,310)	(5,121)	(11,123)
Tax provision/(benefit), net	1,526	125	1,690	2,337
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	4,291	2,652	4,604	4,709
Net income/(loss) attributable to noncontrolling interests	34	47	40	89
Total property NOI	$212,253	$199,735	$437,718	$389,418

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to April 1, 2019 (for the quarter-to-date comparison) and January 1, 2019 (for the year-to-date comparison) and held on June 30, 2020, consisted of 39,020 and 37,910 apartment homes and provided 80.3% and 77.6% of our total NOI for the three and six months ended June 30, 2020, respectively.

Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019

NOI for our Same-Store Community properties decreased 4.5%, or $7.9 million, for the three months ended June 30, 2020 compared to the same period in 2019. The decrease in property NOI was attributable to a 2.2%, or $5.5 million, decrease in property rental income and a 3.6%, or $2.5 million, increase in operating expenses. The decrease in property rental income was primarily driven by a $4.1 million increase in our reserve on multifamily tenant lease receivables, an increase of $1.6 million in rent concessions and a decrease of 3.4%, or $0.9 million, in reimbursement and ancillary and fee income, partially offset by a 0.8%, or $1.7 million, increase in rental rates. Physical occupancy decreased by 0.6% to 96.3% and total monthly income per occupied home decreased 4.4% to $2,247.

The increase in operating expenses was primarily driven by an 8.1%, or $2.3 million, increase in real estate taxes, which was primarily due to higher assessed valuations, and a 7.8%, or $0.8 million, increase in repair and maintenance expense due to the increased use of third party vendors, partially offset by a 6.2%, or $0.9 million, decrease in personnel expense as a result of fewer employees.

The operating margin (property net operating income divided by property rental income) was 70.5% and 72.1% for the three months ended June 30, 2020 and 2019, respectively.

Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019

NOI for our Same-Store Community properties decreased 0.9%, or $3.1 million, for the six months ended June 30, 2020 compared to the same period in 2019. The decrease in property NOI was attributable to a 3.2%, or 4.2 million, increase in operating expense, partially offset by a 0.2%, or $1.2 million, increase in property rental income. The increase in property rental income was primarily driven by a 1.7%, or $7.4 million, increase in rental rates and a 0.5%, or $0.3 million, increase in reimbursement and ancillary and fee income, partially offset by a $4.0 million increase in our reserve on multifamily tenant lease receivables and an increase of $1.7 million in rent concessions. Physical occupancy decreased by 0.2% to 96.7% and total monthly income per occupied home increased 0.4% to $2,174.

The increase in operating expenses was primarily driven by a 6.8%, or $3.8 million, increase in real estate taxes, which was primarily due to higher assessed valuations, and a 9.1%, or $1.7 million, increase in repair and maintenance expense due to the increased use of third party vendors, partially offset by a 7.4%, or $2.0 million, decrease in personnel expense as a result of fewer employees.

The operating margin (property net operating income divided by property rental income) was 71.1% and 71.9% for the six months ended June 30, 2020 and 2019, respectively.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019

The remaining 19.7%, or $41.7 million, of our total NOI during the three months ended June 30, 2020 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 96.3%, or $20.5 million, for the three months ended June 30, 2020 as compared to the same period in 2019. The increase was primarily attributable to a $23.1 million increase in stabilized, non-mature communities NOI and a $1.8 million increase in acquired communities, partially offset by a $2.3 million decrease in NOI from non-residential/other.

Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019

The remaining 22.4%, or $97.8 million, of our total NOI during the six months ended June 30, 2020 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 110.5%, or $51.4 million, for the six months ended June 30, 2020 as compared to the same period in 2019. The increase was primarily attributable to a $52.1 million increase in stabilized, non-mature communities NOI and a $3.2 million increase in acquired communities, partially offset by a $2.2 million decrease in NOI from sold and held for disposition communities.

Real estate depreciation and amortization

For the three months ended June 30, 2020 and 2019, the Company recognized real estate depreciation and amortization of $155.1 million and $117.9 million, respectively. The increase in 2020 as compared to 2019 was primarily attributable to communities acquired in 2020 and 2019, partially offset by a decrease from fully depreciated assets.

For the six months ended June 30, 2020 and 2019, the Company recognized real estate depreciation and amortization of $310.5 million and $230.4 million, respectively. The increase in 2020 as compared to 2019 was primarily attributable to communities acquired in 2020 and 2019, partially offset by a decrease from fully depreciated assets.

Gain/(Loss) on sale of real estate owned

During the three and six months ended June 30, 2020, the Company recognized gains of $61.3 million from the sale of two operating communities located in Kirkland, Washington and Bellevue, Washington. During the three and six months ended June 30, 2019, the Company recognized a gain of $5.3 million on the sale of a parcel of land in Los Angeles, California.

Interest expense

For the three months ended June 30, 2020 and 2019, the Company recognized interest expense of $38.6 million and $34.4 million, respectively. The increase in 2020 as compared to 2019 was primarily attributable to higher average debt balances.

For the six months ended June 30, 2020 and 2019, the Company recognized interest expense of $77.9 million and $68.0 million, respectively. The increase in 2020 as compared to 2019 was primarily attributable to higher average debt balances.

Interest income and other income/(expense), net

For the six months ended June 30, 2020 and 2019, we recognized interest income and other income/(expense), net of $5.1 million and $11.1 million, respectively. The decrease in 2020 as compared to 2019 was primarily attributable to an $8.5 million promoted interest earned on the prepayment of a note to a multifamily technology company in 2019.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and six months ended June 30, 2020.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income/(loss) attributable to common stockholders	$56,709	$34,588	$60,864	$58,080
Real estate depreciation and amortization	155,056	117,934	310,532	230,402
Noncontrolling interests	4,325	2,699	4,644	4,798
Real estate depreciation and amortization on unconsolidated joint ventures	8,745	15,211	17,561	30,885
Net gain on the sale of unconsolidated depreciable property	—	(5,251)	—	(5,251)
Net gain on the sale of depreciable real estate owned	(61,303)	—	(61,303)	—
FFO attributable to common stockholders and unitholders, basic	$163,532	$165,181	$332,298	$318,914
Distributions to preferred stockholders — Series E (Convertible)	1,062	1,031	2,128	2,042
FFO attributable to common stockholders and unitholders, diluted	$164,594	$166,212	$334,426	$320,956
Income/(loss) per weighted average common share, diluted	$0.19	$0.12	$0.21	$0.21
FFO per weighted average common share and unit, basic	$0.52	$0.54	$1.05	$1.05
FFO per weighted average common share and unit, diluted	$0.51	$0.54	$1.04	$1.05
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	317,096	304,696	316,891	302,998
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	320,426	308,322	320,372	306,596

Impact of adjustments to FFO:
Promoted interest on settlement of note receivable, net of tax	—	—	$—	$(6,482)
Legal and other costs	1,586	—	2,344	3,660
Net gain on the sale of non-depreciable real estate owned	—	(5,282)	—	(5,282)
Unrealized (gain)/loss on unconsolidated technology investments, net of tax	(3,334)	—	(3,302)	(229)
Severance costs and other restructuring expense	—	—	1,642	—
Casualty-related charges/(recoveries), net	249	246	1,648	261
Casualty-related charges/(recoveries) on unconsolidated joint ventures, net	—	81	31	227
	$(1,499)	$(4,955)	$2,363	$(7,845)
FFOA attributable to common stockholders and unitholders, diluted	$163,095	$161,257	$336,789	$313,111

FFOA per weighted average common share and unit, diluted	$0.51	$0.52	$1.05	$1.02

Recurring capital expenditures	(12,504)	(12,750)	(21,713)	(19,968)
AFFO attributable to common stockholders and unitholders, diluted	$150,591	$148,507	$315,076	$293,143

AFFO per weighted average common share and unit, diluted	$0.47	$0.48	$0.98	$0.96

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	317,096	304,696	316,891	302,998
Weighted average number of OP/DownREIT Units outstanding	(22,386)	(22,736)	(22,307)	(23,504)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	294,710	281,960	294,584	279,494

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	320,426	308,322	320,372	306,596
Weighted average number of OP/DownREIT Units outstanding	(22,386)	(22,736)	(22,307)	(23,504)
Weighted average number of Series E Cumulative Convertible Preferred shares outstanding	(2,953)	(3,011)	(2,982)	(3,011)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	295,087	282,575	295,083	280,081

United Dominion Realty, L.P.:

Business Overview

United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”) is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At June 30, 2020, the Operating Partnership’s real estate portfolio included 52 communities located in nine states and the District of Columbia with a total of 16,434 apartment homes.

As of June 30, 2020, UDR owned 0.1 million units of our general partnership interests and 176.1 million units of our limited partnership interests (the “OP Units”), or approximately 95.3% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this section of this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries, and all references in this section to “UDR” or the “General Partner” refer solely to UDR, Inc.

UDR is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in June 2003. At June 30, 2020, the General Partner’s consolidated real estate portfolio included 148 communities located in 13 states and the District of Columbia with a total of 47,371 apartment homes. In addition, the General Partner had an ownership interest in 5,134 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 2,004 apartment homes owned by entities in which we hold preferred equity investments.

The Operating Partnership’s same-store community apartment home population for both the three and six months ended June 30, 2020 was 15,941.

The following table summarizes our market information by major geographic markets as of and for the three and six months ended June 30, 2020:

		June 30, 2020			Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
			Percentage	Total		Monthly		Monthly
	Number of	Number of	of Total	Carrying	Average	Income per	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	Occupancy	Home (a)
West Region
Orange County, CA	5	3,119	19.2%	$749,975	96.1%	$2,277	96.7%	$2,302
San Francisco, CA	9	2,185	15.7%	613,490	93.7%	3,283	95.1%	3,336
Seattle, WA	5	932	5.9%	231,486	97.1%	2,074	97.2%	2,111
Los Angeles, CA	2	344	3.0%	117,293	97.2%	2,725	96.8%	2,790
Monterey Peninsula, CA	7	1,565	4.7%	183,797	96.8%	1,918	96.3%	1,936
Other Southern California	1	414	2.0%	76,030	96.6%	2,116	96.9%	2,135
Portland, OR	2	476	1.3%	51,330	97.3%	1,624	97.1%	1,633
Mid-Atlantic Region
Metropolitan D.C.	6	2,068	14.5%	566,250	95.7%	2,122	96.3%	2,156
Baltimore, MD	2	540	2.8%	106,982	98.1%	1,535	97.5%	1,544
Northeast Region
New York, NY	1	503	8.6%	334,012	91.5%	3,716	95.4%	3,861
Boston, MA	1	387	1.9%	75,230	96.3%	2,050	95.4%	2,095
Southeast Region
Tampa, FL	2	942	2.9%	111,603	97.5%	1,525	97.6%	1,536
Nashville, TN	6	1,612	4.0%	156,295	97.9%	1,334	97.7%	1,335
Other Florida	1	636	2.3%	88,108	97.5%	1,604	96.9%	1,632
Southwest Region
Denver, CO	1	218	3.7%	144,751	92.9%	3,079	92.6%	3,112
Total/Average Same-Store Communities	51	15,941	92.5%	3,606,632	96.1%	$2,183	96.5%	$2,219
Non-Mature, Commercial Properties & Other	1	493	7.5%	292,078
Total Real Estate Owned	52	16,434	100.0%	3,898,710
Total Accumulated Depreciation				(1,867,071)
Total Real Estate Owned, Net of Accumulated Depreciation				$2,031,639
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to April 1, 2019 (for quarter-to-date comparison) and January 1, 2019 (for year-to-date comparison) and held as of June 30, 2020. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

As of June 30, 2020, the Operating Partnership does not have any debt maturing during the remainder of 2020.

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

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019.

Operating Activities

For the six months ended June 30, 2020, Net cash provided by/(used in) operating activities was $117.8 million compared to $126.4 million for the comparable period in 2019. The decrease in cash flow from operating activities was primarily due to changes in operating assets and liabilities and a decrease in net operating income, primarily driven by a reserve recorded in 2020 on our multifamily tenant lease receivables.

Investing Activities

For the six months ended June 30, 2020, Net cash provided by/(used in) investing activities was $(13.2) million compared to $(19.6) million for the comparable period in 2019. The decrease in cash used in investing activities was primarily due to a decrease in capital expenditures during the six months ended June 30, 2020, as compared to the same period in 2019.

Acquisitions and Dispositions

The Operating Partnership did not have any acquisitions or dispositions of real estate during the six months ended June 30, 2020.

Financing Activities

For the six months ended June 30, 2020 and 2019, our Net cash provided by/(used in) financing activities was $(104.0) million compared to $(106.3) million for the comparable period of 2019. The decrease in cash used in financing activities was primarily due to a decrease in repayments of notes payable to the General Partner, partially offset by an increase in distributions paid to partnership unitholders.

Guarantor on Unsecured Debt

The Operating Partnership is the guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, an unsecured commercial paper program with an aggregate borrowing capacity of $500 million, a $350 million term loan due September 2023, $300 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025, $300 million of medium-term notes due September 2026, $300 million of medium-term notes due July 2027, $300 million of medium-term notes due January 2028, $300 million of medium-term notes due January 2029, $600 million of medium-term notes due January 2030, $400 million of medium-term notes due August 2031, and $300 million of medium-term notes due November 2034. As of June 30, 2020 and December 31, 2019, the General Partner did not have an outstanding balance under the unsecured revolving credit facility and had $185.0 million and $300.0 million, respectively, outstanding under its unsecured commercial paper program.

The credit facilities are subject to customary financial covenants and limitations.

On July 14, 2020, the General Partner announced that it commenced a cash tender offer for any and all of its outstanding 3.75% unsecured medium-term notes due July 2024 (the “2024 Notes”), which the Operating Partnership guarantees. Pursuant to the tender offer, on July 21, 2020, the General Partner completed the purchase of $116.9 million aggregate principal amount of the 2024 Notes, or 39.0% of the $300.0 million aggregate principal amount of the 2024 Notes. The tender offer consideration was $1,101.92 for each $1,000 principal amount of the 2024 Notes, plus accrued and unpaid interest to, but not including, July 21, 2020.

On July 21, 2020, the General Partner issued $400.0 million of 2.10% senior unsecured medium-term notes due August 1, 2032. Interest is payable semi-annually in arrears on February 1 and August 1. The notes were priced at 99.894% of the principal amount at issuance. The General Partner used or will use a portion of the net proceeds to fund the purchase of the 2024 Notes accepted pursuant to the tender offer described above and to prepay $245.8 million of 4.64% secured debt due in 2023. The Operating Partnership is the guarantor of this debt. The combined prepayment and make-whole amounts for the purchase of the 2024 Notes and the prepayment of the secured debt due in 2023, inclusive of the acceleration of fair market value adjustments originally recorded on secured debt assumed in property acquisitions, totaled approximately $24.0 million.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $27.0 million in variable rate debt that is not subject to interest rate swap contracts as of June 30, 2020. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the six months ended June 30, 2020 would increase by $0.1 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by/(used in) operating activities	$117,798	$126,407
Net cash provided by/(used in) investing activities	(13,204)	(19,599)
Net cash provided by/(used in) financing activities	(104,043)	(106,322)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019.

Net Income/(Loss) Attributable to OP Unitholders

Net income attributable to OP unitholders was $19.4 million ($0.10 per diluted OP Unit) for the three months ended June 30, 2020, as compared to net income of $27.4 million ($0.15 per diluted OP Unit) for the comparable period in the prior year. The decrease in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

●	a decrease in total property NOI of $6.6 million, primarily due to an approximately $2.0 million reserve recorded on our multifamily tenant lease receivables and an increase in rent concessions given to tenants; and
●	an increase in other operating expenses of $1.4 million, primarily due to higher ground lease expense.

Net income attributable to OP unitholders was $43.5 million ($0.24 per diluted OP Unit) for the six months ended June 30, 2020, as compared to net income of $51.3 million ($0.28 per diluted OP Unit) for the comparable period in the prior year. The decrease in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

●	a decrease in total property NOI of $4.1 million, primarily due to an approximately $2.0 million reserve recorded on our multifamily tenant lease receivables and an increase in rent concessions given to tenants; and
●	an increase in other operating expenses of $2.9 million, primarily due to higher ground lease expense.

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

The following table summarizes the operating performance of our total property NOI for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30, (a)%			June 30, (a)%
	2020	2019	Change	2020	2019	Change
Same-Store Communities:
Same-Store rental income	$100,322	$103,048	(2.6)%	$204,799	$204,500	0.1%
Same-Store operating expense (b)	(27,030)	(26,045)	3.8%	(54,367)	(52,377)	3.8%
Same-Store NOI	73,292	77,003	(4.8)%	150,432	152,123	(1.1)%

Non-Mature Communities/Other NOI:
Redevelopment communities NOI	2,990	3,451	(13.4)%	6,441	6,998	(8.0)%
Non-residential/other NOI	(1,158)	1,226	(194.5)%	(194)	1,698	(111.4)%
Total Non-Mature Communities/Other NOI	1,832	4,677	(60.8)%	6,247	8,696	(28.2)%
Total property NOI	$75,124	$81,680	(8.0)%	$156,679	$160,819	(2.6)%
(a)	Same-Store consists of 15,941 apartment homes.
(b)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of Net income/(loss) attributable to OP unitholders to total property NOI for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income/(loss) attributable to OP unitholders	$19,373	$27,394	$43,491	$51,340
Property management	3,024	3,308	6,249	6,287
Other operating expenses	3,837	2,422	7,696	4,822
Real estate depreciation and amortization	35,430	34,921	70,730	69,575
General and administrative	3,951	4,151	9,259	8,812
Casualty-related charges/(recoveries), net	190	(81)	188	(81)
(Income)/loss from unconsolidated entities	1,661	1,794	3,422	4,534
Interest expense	7,170	7,355	14,634	14,726
Net income/(loss) attributable to noncontrolling interests	488	416	1,010	804
Total property NOI	$75,124	$81,680	$156,679	$160,819

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to April 1, 2019 (for quarter-to-date comparison) and January 1, 2019 (for year-to-date comparison) and held as of June 30, 2020, consisted of 15,941 apartment homes for both periods and provided 97.6% and 96.0% of our total NOI for the three and six months ended June 30, 2020, respectively.

Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019

NOI for our Same-Store Community properties decreased 4.8%, or $3.7 million, for the three months ended June 30, 2020 compared to the same period in 2019. The decrease in property NOI was primarily attributable to a 2.6%, or $2.7 million, decrease in property rental income and a 3.8%, or $1.0 million, increase in operating expenses. The decrease in property rental income was primarily driven by a $2.0 million increase in our reserve on multifamily tenant lease receivables, a $0.6 million increase in rent concessions and a decrease of $0.6 million in reimbursement and ancillary and fee income, partially offset by a 0.7%, or $0.7 million, increase in rental rates. Physical occupancy decreased 0.7% to 96.1% and total monthly income per occupied home decreased 2.0% to $2,183.

The increase in operating expenses was primarily driven by a 9.3%, or $0.9 million, increase in real estate taxes, which was primarily due to higher assessed valuations and a 9.4%, or $0.4 million, increase in repair and maintenance expense due to the increased use of third party vendors, partially offset by an 8.2%, or $0.5 million, decrease in personnel expense as a result of fewer employees.

The operating margin (property net operating income divided by property rental income) was 73.1% and 74.7% for the three months ended June 30, 2020 and 2019, respectively.

Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019

NOI for our Same-Store Community properties decreased 1.1%, or $1.7 million, for the six months ended June 30, 2020 compared to the same period in 2019. The decrease in property NOI was primarily attributable to a 3.8%, or $2.0 million, increase in operating expenses, which was partially offset by a 0.1%, or $0.3 million, increase in property rental income. The increase in property rental income was primarily driven by a 1.8%, or $3.2 million, increase in rental rates and a 0.4%, or $0.1 million, increase in reimbursement and ancillary and fee income, partially offset by a $2.1 million increase in our reserve on multifamily tenant lease receivables and a $0.6 million increase in rent concessions. Physical occupancy decreased 0.2% to 96.5% and total monthly income per occupied home increased 0.4% to $2,219.

The increase in operating expenses was primarily driven by a 7.8%, or $1.5 million, increase in real estate taxes, which was primarily due to higher assessed valuations and a 10.6%, or $0.8 million, increase in repair and maintenance expense due to the increased use of third party vendors, partially offset by an 7.6%, or $0.9 million, decrease in personnel expense as a result of fewer employees.

The operating margin (property net operating income divided by property rental income) was 73.5% and 74.4% for the six months ended June 30, 2020 and 2019, respectively.

Non-Mature Communities/Other

The Operating Partnership’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties and the non-apartment components of mixed use properties.

Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019

The remaining 2.4%, or $1.8 million, of our total NOI during the three months ended June 30, 2020 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased 60.8%, or $2.8 million, for the three months ended June 30, 2020, compared to the same period in 2019. The decrease was primarily attributable to a $2.4 million decrease in NOI from non-residential/other primarily due to a reserve on retail tenant lease receivables, including reserves on straight-line lease receivables, and a $0.5 million decrease in NOI from redevelopment communities.

Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019

The remaining 4.0%, or $6.2 million, of our total NOI during the six months ended June 30, 2020 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased 28.2%, or $2.4 million, for the six months ended June 30, 2020, compared to the same period in 2019. The decrease was primarily attributable to a $1.9 million decrease in NOI from non-residential/other primarily due to a reserve on retail tenant lease receivables, including reserves on straight-line lease receivables, and a $0.6 million decrease in NOI from redevelopment communities.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and six months ended June 30, 2020.

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

See our Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of June 30, 2020, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.

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

Since being first reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The pandemic has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. While operations in certain areas have been allowed to fully or partially re-open, many areas are experiencing new closures subsequent to re-opening and no assurance can be given that such closures will not continue to occur. Our headquarters and all of our properties and our corporate offices are located in areas that are or have been subject to shelter-in-place orders and restrictions on the types of businesses that may continue to operate.

The impact of the COVID-19 pandemic and measures to prevent its spread could materially and adversely affect our business in a number of ways. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our residents and retail and commercial tenants to meet their rent obligations to us, which have been in certain cases, and could continue to, be adversely affected by, among other things, job losses, furloughs, store closures, lower incomes and uncertainty about the future as a result of the COVID-19 pandemic. The deterioration of economic conditions as a result of the pandemic may ultimately materially decrease occupancy levels and rents across our portfolio, which could adversely affect the value of our properties. In addition, numerous state, local, federal and industry-initiated efforts, including eviction moratoriums, shelter-in-place orders and prohibitions on charging certain fees, have affected, and may continue to affect, our ability to collect rent or enforce remedies for the failure to pay rent, which have negatively impacted, and may continue to negatively impact, our ability to remove residents or retail and commercial tenants who are not paying rent and our ability to rent their units or other space to new residents or retail and commercial tenants, respectively. State, local, and federal governments have increased, and may in the future increase, property taxes or other taxes, or fees, or may enact new taxes or fees, in order to increase revenue, which has in the past, and may in the future, increase our expenses. Our development and construction projects, including those in our Developer Capital Program, also could be adversely affected, including as a result of disruptions in supply chains and government restrictions on the types of projects that may continue during the pandemic or as a result of delayed construction schedules due to social distancing efforts or occurrences of the virus at a construction site. The COVID-19 pandemic and measures to prevent its spread also could adversely affect the businesses and financial condition of our counterparties, including our joint venture partners, borrowers under our mezzanine loans, and general contractors and their subcontractors, and their ability to satisfy their obligations to us and to complete transactions or projects with us as intended. In addition, a significant number of our retail tenants have been forced to close temporarily or operate on a limited basis as a result of COVID-19 and related government actions, which has resulted in, and could continue to result in, delays in rent payments, rent concessions, early lease terminations or tenant bankruptcies.

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

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic and the duration of government measures to mitigate the pandemic or address its effects, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

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

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the six months ended June 30, 2020, approximately 51.9% of our total NOI was generated from communities located in the Washington, D.C. metropolitan area (16.2%), Orange County, CA (13.4%), the San Francisco Bay Area, CA (10.9%) and Boston, MA (11.4%). For the year ended December 31, 2019, approximately 52.7% of our total NOI was generated from communities located in the Washington, D.C. metropolitan area (16.2%), Orange County, CA (14.2%), the San Francisco Bay Area, CA (12.2%) and New York, NY (10.1%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or real estate market conditions, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse. In addition, if one or more of these markets is adversely affected by changes in regional or local regulations, including those related to rent control or stabilization, such regulations may have a greater adverse impact on our results of operation than if our portfolio was more geographically diverse.

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

We Face Certain Risks Related to Our Retail and Commercial Space. Certain of our properties include retail or commercial space that we lease to third parties. The long term nature of our retail and commercial leases (generally five to ten years with market-based or fixed-price renewal options) and the characteristics of many of our tenants (generally small and/or local businesses) may subject us to certain risks, including risks related to such tenants being required not to operate, or to operate on a limited basis, due to the COVID-19 pandemic. The longer term leases could result in below market lease rates over time. Tenants may provide guarantees and other credit support which may prove to be inadequate or uncollectable, and the failure rate of small and/or local businesses may be higher than average. We may not be able to lease new space for rents that are consistent with our projections or for market rates. Also, when leases for our retail or commercial space terminate either at the end of the lease or because a tenant leaves early, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the prior lease terms. Our properties compete with other properties with retail or commercial space. The presence of competitive alternatives may adversely affect our ability to lease space and the level of rents we can obtain. If our retail or commercial tenants experience financial distress or bankruptcy, they have in the past and may in the future fail to comply with their contractual obligations, seek concessions in order to continue operations, or cease their operations, which could adversely impact our results of operations and financial condition.

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

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in partnerships and joint ventures, including those in which we own a preferred interest, with other persons or entities when we believe circumstances warrant the use of such structures. As of June 30, 2020, we had active joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $598.1 million. We could become engaged in a dispute with one or more of our partners which could adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners might fail to make capital contributions when due, which may require us to contribute additional capital or may negatively impact the project. In addition, we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of June 30, 2020, UDR had approximately $264.2 million of variable rate indebtedness outstanding, which constitutes approximately 5.4% of total outstanding indebtedness as of such date. As of June 30, 2020, the Operating Partnership had approximately $27.0 million of variable rate indebtedness outstanding, which constitutes approximately 27.1% of total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties.

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

During the three months ended June 30, 2020, we did not issue any shares of our common stock upon redemption of OP Units in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Repurchase of Equity Securities

In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under these programs during the three months ended June 30, 2020:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (a)
Beginning Balance	10,561	$22.66	10,561	14,439
April 1, 2020 through April 30, 2020	—	—	—	14,439
May 1, 2020 through May 31, 2020	—	—	—	14,439
June 1, 2020 through June 30, 2020	—	—	—	14,439
Balance as of June 30, 2020	10,561	$22.66	10,561	14,439
(a)	This number reflects the amount of shares that were available for purchase under our 10 million share repurchase program authorized in February 2006 and our 15 million share repurchase program authorized in January 2008.

During the three months ended June 30, 2020, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended June 30, 2020:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
April 1, 2020 through April 30, 2020	—	$—	N/A	N/A
May 1, 2020 through May 31, 2020	72	37.78	N/A	N/A
June 1, 2020 through June 30, 2020	—	—	N/A	N/A
Total	72	$37.78
(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Restatement of UDR, Inc. (incorporated by reference to Exhibit 3.09 to UDR, Inc.’s Current Report on Form 8-K dated July 27, 2005 and filed with the SEC on August 1, 2005).

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

10.1

Amendment No. 3, dated May 7, 2020, to the Third Amended and Restated Distribution Agreement, dated September 1, 2011 and as amended July 29, 2014 and April 27, 2017 (incorporated by reference to Exhibit 1.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the SEC on May 7, 2020).

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

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended June 30, 2020, formatted in Inline XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., (vi) notes to consolidated financial statements of UDR, Inc., (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of changes in capital of United Dominion Realty, L.P., (x) consolidated statements of cash flows of United Dominion Realty, L.P. and (xi) notes to consolidated financial statements of United Dominion Realty, L.P.. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
Date:	July 29, 2020	/s/ Joseph D. Fisher
Joseph D. Fisher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

United Dominion Realty, L.P.
By: UDR, Inc., its general partner
Date:	July 29, 2020	/s/ Joseph D. Fisher
Joseph D. Fisher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)