Form 10-Q
period 2020-09-30
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2020-10-30
CIK 74208, 1018254

33

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

UDR, Inc.	☐
United Dominion Realty, L.P.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

UDR, Inc.	Yes ☐ No ⌧
United Dominion Realty, L.P.	Yes ☐ No ⌧

The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of October 27, 2020 was 294,481,498.

UDR, INC.

UNITED DOMINION REALTY, L.P.

Item 5. Other Information	112

Item 6. Exhibits	113

Signatures	115

Exhibit 4.1
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4

EXPLANATORY NOTE

This Report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2020 of UDR, Inc., a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR, Inc. is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company,” “UDR” or “UDR, Inc.” refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including United Dominion Realty, L.P. and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”), also a Delaware limited partnership of which UDR is the sole general partner. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or the “OP” refer to United Dominion Realty, L.P., together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership and the DownREIT Partnership are referred to as “OP Units” and “DownREIT Units,” respectively, and the holders of the OP Units and DownREIT Units are referred to as “unitholders.” This combined Form 10-Q is being filed separately by UDR and the Operating Partnership.

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

As of September 30, 2020, UDR owned 0.1 million units (100%) of the general partnership interests of the Operating Partnership and 176.1 million OP Units, representing approximately 95.3% of the total outstanding OP Units in the Operating Partnership. UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and UDR’s role as the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are presented in this report for each of UDR and the Operating Partnership.

UDR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$12,533,801	$12,532,324
Less: accumulated depreciation	(4,467,108)	(4,131,330)
Real estate held for investment, net	8,066,693	8,400,994
Real estate under development (net of accumulated depreciation of $510 and $23, respectively)	197,313	69,754
Real estate held for disposition (net of accumulated depreciation of $45,153 and $0, respectively)	84,243	—
Total real estate owned, net of accumulated depreciation	8,348,249	8,470,748
Cash and cash equivalents	927	8,106
Restricted cash	23,273	25,185
Notes receivable, net	156,996	153,650
Investment in and advances to unconsolidated joint ventures, net	646,355	588,262
Operating lease right-of-use assets	201,754	204,225
Other assets	173,834	186,296
Total assets	$9,551,388	$9,636,472

LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$933,087	$1,149,441
Unsecured debt, net	3,984,559	3,558,083
Operating lease liabilities	196,346	198,558
Real estate taxes payable	49,239	29,445
Accrued interest payable	30,606	45,199
Security deposits and prepaid rent	46,861	48,353
Distributions payable	115,055	109,382
Accounts payable, accrued expenses, and other liabilities	102,197	90,032
Total liabilities	5,457,950	5,228,493

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	759,986	1,018,665

Equity:
Preferred stock, no par value; 50,000,000 shares authorized:
8.00% Series E Cumulative Convertible; 2,695,363 and 2,780,994 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	44,764	46,200
Series F; 14,442,737 and 14,691,274 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1	1
Common stock, $0.01 par value; 350,000,000 shares authorized:
294,479,942 and 294,588,305 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	2,945	2,946
Additional paid-in capital	5,776,267	5,781,975
Distributions in excess of net income	(2,500,827)	(2,462,132)
Accumulated other comprehensive income/(loss), net	(10,494)	(10,448)
Total stockholders’ equity	3,312,656	3,358,542
Noncontrolling interests	20,796	30,772
Total equity	3,333,452	3,389,314
Total liabilities and equity	$9,551,388	$9,636,472

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
REVENUES:
Rental income	$308,845	$289,008	$934,920	$835,393
Joint venture management and other fees	1,199	6,386	3,861	11,982
Total revenues	310,044	295,394	938,781	847,375
OPERATING EXPENSES:
Property operating and maintenance	53,385	46,869	151,585	131,702
Real estate taxes and insurance	44,328	38,490	134,485	110,624
Property management	8,879	8,309	26,879	24,018
Other operating expenses	5,543	2,751	16,609	11,132
Real estate depreciation and amortization	151,949	127,391	462,481	357,793
General and administrative	11,958	12,197	37,907	37,002
Casualty-related charges/(recoveries), net	—	(1,088)	1,353	(842)
Other depreciation and amortization	3,887	1,619	7,939	4,953
Total operating expenses	279,929	236,538	839,238	676,382
Gain/(loss) on sale of real estate owned	—	—	61,303	5,282
Operating income	30,115	58,856	160,846	176,275

Income/(loss) from unconsolidated entities	2,940	12,713	14,328	19,387
Interest expense	(62,268)	(42,523)	(140,182)	(110,482)
Interest income and other income/(expense), net	2,183	1,875	7,304	12,998
Income/(loss) before income taxes	(27,030)	30,921	42,296	98,178
Tax (provision)/benefit, net	(187)	(1,499)	(1,877)	(3,836)
Net income/(loss)	(27,217)	29,422	40,419	94,342
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	1,990	(2,162)	(2,614)	(6,871)
Net (income)/loss attributable to noncontrolling interests	(31)	(56)	(71)	(145)
Net income/(loss) attributable to UDR, Inc.	(25,258)	27,204	37,734	87,326
Distributions to preferred stockholders — Series E (Convertible)	(1,051)	(1,031)	(3,179)	(3,073)
Net income/(loss) attributable to common stockholders	$(26,309)	$26,173	$34,555	$84,253

Income/(loss) per weighted average common share:
Basic	$(0.09)	$0.09	$0.12	$0.30
Diluted	$(0.09)	$0.09	$0.12	$0.30

Weighted average number of common shares outstanding:
Basic	294,713	288,706	294,627	282,598
Diluted	295,003	289,529	294,938	283,292

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income/(loss)	$(27,217)	$29,422	$40,419	$94,342
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(30)	(659)	(3,241)	(7,181)
(Gain)/loss reclassified into earnings from other comprehensive income/(loss)	1,585	(624)	3,234	(2,504)
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	1,555	(1,283)	(7)	(9,685)
Comprehensive income/(loss)	(25,662)	28,139	40,412	84,657
Comprehensive (income)/loss attributable to noncontrolling interests	1,850	(2,119)	(2,724)	(6,286)
Comprehensive income/(loss) attributable to UDR, Inc.	$(23,812)	$26,020	$37,688	$78,371

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

(Unaudited)

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at June 30, 2020	$44,765	$2,951	$5,794,428	$(2,432,882)	$(11,940)	$17,623	$3,414,945
Net income/(loss) attributable to UDR, Inc.	—	—	—	(25,258)	—	—	(25,258)
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	15	15
Repurchase of common shares	—	(6)	(19,789)	—	—	—	(19,795)
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	3,158	3,158
Other comprehensive income/(loss)	—	—	—	—	1,446	—	1,446
Issuance/(forfeiture) of common and restricted shares, net	—	—	1,255	—	—	—	1,255
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	—	373	—	—	—	373
Common stock distributions declared ($0.36 per share)	—	—	—	(106,020)	—	—	(106,020)
Preferred stock distributions declared-Series E ($0.3898 per share)	—	—	—	(1,051)	—	—	(1,051)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	64,384	—	—	64,384
Balance at September 30, 2020	$44,765	$2,945	$5,776,267	$(2,500,827)	$(10,494)	$20,796	$3,333,452

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2019	$46,201	$2,946	$5,781,975	$(2,462,132)	$(10,448)	$30,772	$3,389,314
Net income/(loss) attributable to UDR, Inc.	—	—	—	37,734	—	—	37,734
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	24	24
Repurchase of common shares	—	(6)	(19,789)	—	—	—	(19,795)
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	(10,000)	(10,000)
Other comprehensive income/(loss)	—	—	—	—	(46)	—	(46)
Issuance/(forfeiture) of common and restricted shares, net	—	1	1,026	—	—	—	1,027
Cumulative effect upon adoption of ASC 326	—	—	—	(2,182)	—	—	(2,182)
Conversion of Series E Cumulative Convertible shares	(1,436)	1	1,435	—	—	—	—
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	3	11,620	—	—	—	11,623
Common stock distributions declared ($1.08 per share)	—	—	—	(318,442)	—	—	(318,442)
Preferred stock distributions declared-Series E ($1.1694 per share)	—	—	—	(3,179)	—	—	(3,179)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	247,374	—	—	247,374
Balance at September 30, 2020	$44,765	$2,945	$5,776,267	$(2,500,827)	$(10,494)	$20,796	$3,333,452

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at June 30, 2019	$46,201	$2,831	$5,244,819	$(2,336,609)	$(7,838)	$18,611	$2,968,015
Net income/(loss) attributable to UDR, Inc.	—	—	—	27,204	—	—	27,204
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	40	40
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	6,562	6,562
Other comprehensive income/(loss)	—	—	—	—	(1,184)	—	(1,184)
Issuance/(forfeiture) of common and restricted shares, net	—	—	1,175	—	—	—	1,175
Issuance of common shares through public offering, net	—	96	449,041	—	—	—	449,137
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	2	7,747	—	—	—	7,749
Common stock distributions declared ($0.3425 per share)	—	—	—	(100,657)	—	—	(100,657)
Preferred stock distributions declared-Series E ($0.3708 per share)	—	—	—	(1,031)	—	—	(1,031)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(85,235)	—	—	(85,235)
Balance at September 30, 2019	$46,201	$2,929	$5,702,782	$(2,496,328)	$(9,022)	$25,213	$3,271,775

				Distributions	Accumulated Other Comprehensive
	Preferred	Common	Paid-in	in Excess of	Income/(Loss),	Noncontrolling
	Stock	Stock	Capital	Net Income	net	Interests	Total
Balance at December 31, 2018	$46,201	$2,755	$4,920,732	$(2,063,996)	$(67)	$17,152	$2,922,777
Net income/(loss) attributable to UDR, Inc.	—	—	—	87,326	—	—	87,326
Net income/(loss) attributable to noncontrolling interests	—	—	—	—	—	97	97
Contribution of noncontrolling interests in consolidated real estate	—	—	—	—	—	125	125
Long Term Incentive Plan Unit grants/(vestings), net	—	—	—	—	—	7,839	7,839
Other comprehensive income/(loss)	—	—	—	—	(8,955)	—	(8,955)
Issuance/(forfeiture) of common and restricted shares, net	—	—	877	—	—	—	877
Issuance of common shares through public offering, net	—	145	661,864	—	—	—	662,009
Adjustment for conversion of noncontrolling interest of unitholders in the Operating Partnership and DownREIT Partnership	—	29	119,309	—	—	—	119,338
Common stock distributions declared ($1.0275 per share)	—	—	—	(294,180)	—	—	(294,180)
Preferred stock distributions declared-Series E ($1.1124 per share)	—	—	—	(3,073)	—	—	(3,073)
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	(222,405)	—	—	(222,405)
Balance at September 30, 2019	$46,201	$2,929	$5,702,782	$(2,496,328)	$(9,022)	$25,213	$3,271,775

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except for share data)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net income/(loss)	$40,419	$94,342
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	470,420	362,746
(Gain)/loss on sale of real estate owned	(61,303)	(5,282)
(Income)/loss from unconsolidated entities	(14,328)	(19,387)
Return on investment in unconsolidated joint ventures	1,832	4,104
Amortization of share-based compensation	15,086	13,020
Loss on extinguishment of debt, net	24,540	6,283
Other	4,771	7,815
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(22,628)	49
Increase/(decrease) in operating liabilities	(2,217)	(6,814)
Net cash provided by/(used in) operating activities	456,592	456,876

Investing Activities
Acquisition of real estate assets	(157,101)	(1,269,618)
Proceeds from sales of real estate investments, net	133,934	38,000
Development of real estate assets	(88,261)	(19,248)
Capital expenditures and other major improvements — real estate assets	(105,257)	(113,572)
Capital expenditures — non-real estate assets	(11,345)	(11,147)
Investment in unconsolidated joint ventures	(66,893)	(72,079)
Distributions received from unconsolidated joint ventures	8,085	61,412
Purchase deposits on pending acquisitions	500	(910)
Repayment/(issuance) of notes receivable, net	(6,393)	4,360
Net cash provided by/(used in) investing activities	(292,731)	(1,382,802)

Financing Activities
Payments on secured debt	(358,098)	(160,547)
Proceeds from the issuance of secured debt	160,930	162,500
Payments on unsecured debt	(116,894)	(300,000)
Net proceeds from the issuance of unsecured debt	610,896	697,826
Net proceeds/(repayment) of commercial paper	(70,000)	(41,115)
Net proceeds/(repayment) of revolving bank debt	5,503	34,431
Proceeds from the issuance of common shares through public offering, net	—	662,009
Repurchase of common shares	(19,795)	—
Distributions paid to redeemable noncontrolling interests	(23,913)	(24,764)
Distributions paid to preferred stockholders	(3,150)	(3,016)
Distributions paid to common stockholders	(313,326)	(282,709)
Payment of prepayment and extinguishment costs	(35,495)	(6,283)
Other	(9,610)	2,244
Net cash provided by/(used in) financing activities	(172,952)	740,576
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(9,091)	(185,350)
Cash, cash equivalents, and restricted cash, beginning of year	33,291	208,891
Cash, cash equivalents, and restricted cash, end of period	$24,200	$23,541

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$141,871	$125,298
Cash paid/(refunds received) for income taxes	864	1,953
Non-cash transactions:
Transfer of investment in and advances to unconsolidated joint ventures to real estate owned	$14,700	$15,639
Acquisition of intellectual property in exchange for cancellation of secured note receivable	2,250	—
Recognition of allowance for credit losses	2,182	—
Recognition of operating lease right-of-use assets	—	94,349
Recognition of operating lease liabilities	—	88,336
Right-of-use assets obtained in exchange for operating lease liabilities remeasurement	—	42,143
Vesting of LTIP Units	23,501	14,742
Development costs and capital expenditures incurred but not yet paid	27,705	12,174
Conversion of Operating Partnership and DownREIT Partnership noncontrolling interests to common stock (271,176 shares in 2020 and 2,862,780 shares in 2019)	11,623	119,338
Dividends declared but not yet paid	115,055	108,939

	Nine Months Ended September 30,
	2020	2019
The following reconciles cash, cash equivalents, and restricted cash to amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year:
Cash and cash equivalents	$8,106	$185,216
Restricted cash	25,185	23,675
Total cash, cash equivalents, and restricted cash as shown above	$33,291	$208,891
Cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$927	$1,895
Restricted cash	23,273	21,646
Total cash, cash equivalents, and restricted cash as shown above	$24,200	$23,541

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

1. BASIS OF PRESENTATION

Basis of Presentation

UDR, Inc., collectively with our consolidated subsidiaries (“UDR,” the “Company,” “we,” “our,” or “us”), is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership” or the “OP”) and UDR Lighthouse DownREIT L.P. (the “DownREIT Partnership”). As of September 30, 2020, there were 184.8 million units in the Operating Partnership (“OP Units”) outstanding, of which 176.2 million OP Units (including 0.1 million of general partnership units), or 95.3%, were owned by UDR and 8.6 million OP Units, or 4.7%, were owned by outside limited partners. As of September 30, 2020, there were 32.4 million units in the DownREIT Partnership (“DownREIT Units”) outstanding, of which 18.7 million, or 57.6%, were owned by UDR (including 13.5 million DownREIT Units, or 41.6%, that were held by the Operating Partnership) and 13.7 million, or 42.4%, were owned by outside limited partners. The consolidated financial statements of UDR include the noncontrolling interests of the unitholders in the Operating Partnership and DownREIT Partnership.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of September 30, 2020, and results of operations for the three and nine months ended September 30, 2020 and 2019, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year, particularly in light of the novel coronavirus disease (“COVID-19”) pandemic and measures intended to mitigate its spread. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2019 appearing in UDR’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 18, 2020.

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

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those noted in Note 3, Real Estate Owned.

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The updated standard will be effective for the Company on January 1, 2022, however, early adoption of the ASU is permitted on January 1, 2021. The Company is currently evaluating the effect that the updated standard will have on the consolidated financial statements and related disclosures.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2020

In April 2020, the FASB issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in ASC 842, Leases. The Q&A states that some lease contracts may contain explicit or implicit enforceable rights and obligations that require lease concessions if certain circumstances arise that are beyond the control of the parties to the contract. Therefore, entities would need to perform a lease-by-lease analysis to determine whether contractual provisions in an existing lease agreement provide enforceable rights and obligations related to lease concessions.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur. The ASU has not had a material impact on the consolidated financial statements and the Company does not expect the ASU to have a material impact on the consolidated financial statements on a prospective basis.

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

SEPTEMBER 30, 2020

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

The Company measures credit losses of financial assets on a collective (pool) basis when similar risk characteristics exist. If the Company determines that a financial asset does not share risk characteristics with its other financial assets, the Company evaluates the financial asset for expected credit losses on an individual basis. Allowance for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in Interest income and other income/(expense), net on the Consolidated Statements of Operations. Recoveries of financial assets previously written off are recorded when received. For the three and nine months ended September 30, 2020, the Company recorded less than $0.1 million of credit losses on the Consolidated Statements of Operations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2020

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

The following table summarizes our Notes receivable, net as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	Interest rate at	Balance Outstanding
	September 30,	September 30,	December 31,
	2020	2020	2019
Note due October 2020 (a)	8.00%	$—	$2,250
Note due February 2021 (b)	N/A	4,000	—
Note due May 2022 (c)	8.00%	20,000	20,000
Note due October 2022 (d)	4.75%	115,000	115,000
Note due January 2023 (e)	10.00%	18,785	16,400
Notes Receivable		157,785	153,650
Allowance for credit losses		(789)	—
Total notes receivable, net		$156,996	$153,650
(a)	In March 2020, the Company entered into a purchase agreement to acquire all of the unaffiliated third party’s intellectual property in exchange for cancellation of the secured note and accrued interest. All property acquired was recorded in Other assets on the Consolidated Balance Sheets.
(b)	In May 2020, the Company entered into a promissory note with an unaffiliated third party with an aggregate commitment of $4.0 million, in connection with the sale of an operating community. No interest is due on the promissory note and the note matures in February 2021.
(c)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $20.0 million, all of which has been funded. The note is secured by a parcel of land and related land improvements. Interest payments up to December 2019 are due when the loan matures and interest payments after December 2019 are due monthly. In April 2020, the terms of the secured note were amended to extend the term to May 30, 2022, to adjust the interest rate to 8.0% and require additional borrower covenants.

In September 2020, the developer defaulted on the loan. As a result of the default, the Company expects to take title to the property pursuant to a deed in lieu of foreclosure. At that time, the Company will reclassify the related balance as Real estate owned on the Consolidated Balance Sheet and anticipates recording a gain on extinguishment of the secured note based upon the property’s fair market value on the date of the title transfer.

(d)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $115.0 million, all of which has been funded. Interest payments are due when the loan matures. The note is secured by a first priority deed of trust on a 259 apartment home operating community in Bellevue, Washington, which was completed in 2020. When the note was funded, the Company also entered into a purchase option agreement and paid a deposit of $10.0 million, which gave the Company the option to acquire the community at a fixed price of $170.0 million. In August 2020, the Company exercised the purchase option. The purchase is expected to close in 2021. The deposit is generally nonrefundable other than due to a failure of closing conditions pursuant to the terms of the agreement. If the Company fails to close the purchase other than due to seller’s failure or other breaches in the purchase option agreement, per the terms of the agreement, the note will be modified to extend the maturity date to 10 years following the date the temporary certificate of occupancy was issued, which was July 2020. Upon

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2020

modification, the loan would be interest only for the first three years and after such date payments will be based on a 30-year amortization schedule.
(e)	The Company has a secured note with an unaffiliated third party with an aggregate commitment of $20.0 million, of which $18.8 million has been funded, including $2.4 million funded during the nine months ended September 30, 2020. Interest payments are due monthly. The note matures at the earliest of the following: (a) the closing of any private or public capital raising in the amount of $5.0 million or greater; (b) an acquisition; (c) acceleration in the event of default; or (d) January 2023.

During 2020, the terms of this secured note were amended to increase the aggregate commitment from $16.4 million to $20.0 million, to extend the maturity date of the note to January 2023 and to provide that the April 2020 through July 2020 interest payments are deferred and paid when the note matures.

The Company recognized $2.0 million and $1.2 million of interest income from notes receivable described above during the three months ended September 30, 2020 and 2019, respectively, and $7.0 million and $3.5 million of interest income for the notes receivable described above during the nine months ended September 30, 2020 and 2019, respectively, none of which was related party interest. Interest income is included in Interest income and other income/(expense), net on the Consolidated Statements of Operations.

Comprehensive Income/(Loss)

Comprehensive income/(loss), which is defined as the change in equity during each period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Comprehensive Income/(Loss). For the three and nine months ended September 30, 2020 and 2019, the Company’s other comprehensive income/(loss) consisted of the gain/(loss) on derivative instruments that are designated as and qualify as cash flow hedges, (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) into earnings, and the allocation of other comprehensive income/(loss) to noncontrolling interests. The (gain)/loss on derivative instruments reclassified from other comprehensive income/(loss) is included in Interest expense on the Consolidated Statements of Operations. See Note 11, Derivatives and Hedging Activity, for further discussion. The allocation of other comprehensive income/(loss) to redeemable noncontrolling interests during the three months ended September 30, 2020 and 2019 was $0.1 million and $(0.1) million, respectively, and during the nine months ended September 30, 2020 and 2019 was less than $0.1 million and $(0.7) million, respectively.

Income Taxes

Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as taxable REIT subsidiaries (“TRS”).

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets/(liabilities) are generally the result of differing depreciable lives on capitalized assets, temporary differences between book and tax basis of assets and liabilities and timing of expense recognition for certain accrued liabilities. As of September 30, 2020 and December 31, 2019, UDR’s net deferred tax asset/(liability) was $(2.8) million and $(1.6) million, respectively.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2020

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

UDR had no material unrecognized tax benefit, accrued interest or penalties at September 30, 2020. UDR and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The tax years 2016 through 2019 remain open to examination by tax jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in Tax (provision)/benefit, net on the Consolidated Statements of Operations.

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

SEPTEMBER 30, 2020

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

During the three and nine months ended September 30, 2020, the Company performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables in light of the COVID-19 pandemic. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of collection. In accordance with the leases guidance, if lease payments are no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

As a result of its analysis, the Company reserved approximately $4.0 million of multifamily tenant lease receivables and approximately $0.8 million of retail tenant lease receivables (inclusive of less than $0.1 million of reserves on straight-line lease receivables) for its wholly-owned communities and communities held by joint ventures. In aggregate, the reserve is reflected as a $4.4 million reduction to Rental income and a $0.4 million reduction to Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations for the three months ended September 30, 2020. For the nine months ended September 30, 2020, the Company reserved approximately $9.5 million of multifamily tenant lease receivables and approximately $4.3 million of retail tenant lease receivables (inclusive of $2.9 million of reserves on straight-line lease receivables) for its wholly-owned communities and communities held by joint ventures. In aggregate, the reserve is reflected as a $12.9 million reduction to Rental income and a $0.9 million reduction to Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations for the nine months ended September 30, 2020. The impact to deferred leasing commissions was not material for the three and nine months ended September 30, 2020.

The Company did not recognize any other adjustments to the carrying amounts of assets or asset impairment charges due to the COVID-19 pandemic for the nine months ended September 30, 2020.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2020

3. REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development, and held for disposition properties. As of September 30, 2020, the Company owned and consolidated 148 communities in 13 states plus the District of Columbia totaling 47,488 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30,	December 31,
	2020	2019
Land	$2,144,489	$2,164,032
Depreciable property — held and used:
Land improvements	230,291	224,964
Building, improvements, and furniture, fixtures and equipment	10,118,451	10,102,758
Real estate intangible assets	40,570	40,570
Under development:
Land and land improvements	56,361	29,226
Building, improvements, and furniture, fixtures and equipment	141,462	40,551
Real estate held for disposition:
Land and land improvements	9,654	—
Building, improvements, and furniture, fixtures and equipment	119,742	—
Real estate owned	12,861,020	12,602,101
Accumulated depreciation	(4,512,771)	(4,131,353)
Real estate owned, net	$8,348,249	$8,470,748

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

In August 2020, the Company acquired a to-be-developed parcel of land located in King of Prussia, Pennsylvania for approximately $16.2 million.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2020

In October 2020, the Company sold an operating community located in Alexandria, Virginia with a total of 332 apartment homes for gross proceeds of $145.0 million, resulting in a gain of approximately $58.0 million. The asset is included in Real estate held for disposition on the Consolidated Balance Sheet as of September 30, 2020.

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Company capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, for the three months ended September 30, 2020 and 2019, were $1.6 million and $1.9 million, respectively, and $10.3 million and $6.9 million for the nine months ended September 30, 2020 and 2019, respectively. Total capitalized interest was $1.8 million and $1.4 million for the three months ended September 30, 2020 and 2019, respectively, and $4.9 million and $3.8 million for the nine months ended September 30, 2020 and 2019, respectively. As each apartment home in a capital project is completed and becomes available for lease-up, the Company ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. Our estimates of fair value represent our best estimate based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Company did not recognize any impairments in the value of its long-lived assets during the three and nine months ended September 30, 2020 and 2019.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2020

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

The following table summarizes the Company’s investment in and advances to unconsolidated joint ventures and partnerships, net, which are accounted for under the equity method of accounting as of September 30, 2020 and December 31, 2019 (dollars in thousands):

		Number of	Number of
		Operating	Apartment					Income/(loss) from investments
		Communities	Homes	Investment at		UDR’s Ownership Interest		Three Months Ended		Nine Months Ended
	Location of	September 30,	September 30,	September 30,	December 31,	September 30,	December 31,	September 30,		September 30,
Joint Venture	Properties	2020	2020	2020	2019	2020	2019	2020	2019	2020	2019
Operating:
UDR/MetLife I	Los Angeles, CA	1	150	$27,192	$28,812	50.0%	50.0%	$(751)	$(500)	$(1,863)	$(1,625)
UDR/MetLife II	Various	7	1,250	149,237	150,893	50.0%	50.0%	(441)	702	(522)	1,912
Other UDR/MetLife Joint Ventures	Various	5	1,437	85,662	98,441	50.6%	50.6%	(3,151)	(1,205)	(7,275)	(4,666)
West Coast Development Joint Ventures	Los Angeles, CA	1	293	34,283	34,907	47.0%	47.0%	(148)	(229)	(284)	(736)
Sold Joint Ventures				—	—	—%	—%	—	4,564	—	6,613
Investment in and advances to unconsolidated joint ventures, net, before preferred equity investments and other investments				$296,374	$313,053			$(4,491)	$3,332	$(9,944)	$1,498

							Income/(loss) from investments
					Investment at		Three Months Ended		Nine Months Ended
Developer Capital Program			Years To	UDR	September 30,	December 31,	September 30,		September 30,
and Other Investments (a)	Location	Rate	Maturity	Commitment (b)	2020	2019	2020	2019	2020	2019
Preferred equity investments:
West Coast Development Joint Ventures (c)	Hillsboro, OR	6.5%	N/A	$—	$—	$17,064	$—	$(237)	$(46)	$(409)
1532 Harrison	San Francisco, CA	11.0%	1.7	24,645	33,162	30,585	875	802	2,557	2,324
1200 Broadway (d)	Nashville, TN	8.0%	2.0	55,558	67,940	63,958	1,347	1,244	3,934	3,619
Junction	Santa Monica, CA	12.0%	1.8	8,800	11,353	10,379	337	299	974	861
1300 Fairmount (d)	Philadelphia, PA	Variable	2.8	51,393	58,286	51,215	1,230	930	3,587	1,724
Essex	Orlando, FL	12.5%	2.9	12,886	16,253	14,804	501	443	1,448	1,182
Modera Lake Merritt (d)	Oakland, CA	9.0%	3.5	27,250	30,238	22,653	675	366	1,901	622
Thousand Oaks (e)	Thousand Oaks, CA	9.0%	4.3	20,059	13,693	—	240	—	417	—
Vernon Boulevard (f)	Queens, NY	13.0%	4.8	40,000	41,002	—	990	—	990	—
Other investments:
The Portals	Washington, D.C.	11.0%	0.7	38,559	52,162	48,181	1,448	1,287	4,172	3,694
Other investment ventures	N/A	N/A	N/A	$34,500	21,395	13,598	(212)	4,247	4,338	4,272
Total Preferred Equity Investments and Other Investments					345,484	272,437	7,431	9,381	24,272	17,889
Total Joint Ventures and Developer Capital Program Investments, net (g)					$641,858	$585,490	$2,940	$12,713	$14,328	$19,387
(a)	The Developer Capital Program is the program through which the Company makes investments, including preferred equity investments, mezzanine loans or other structured investments that may receive a fixed yield on the

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2020

investment and may include provisions pursuant to which the Company participates in the increase in value of the property upon monetization of the applicable property and/or holds fixed price purchase options.
(b)	Represents UDR’s maximum funding commitment only and therefore excludes other activity such as income from investments.
(c)	In January 2020, the Company increased its ownership interest from 49% to 100% in the 276 apartment home operating community located in Hillsboro, Oregon, for a cash purchase price of approximately $21.6 million. As a result, the Company consolidated the operating community and it is no longer accounted for as a preferred equity investment in an unconsolidated joint venture (see Note 3, Real Estate Owned). In connection with the purchase, the Company repaid the joint venture’s construction loan of approximately $35.6 million.
(d)	The Company’s preferred equity investment receives a variable percentage of the value created from the project upon a capital or liquidating event.
(e)	In February 2020, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 142 apartment home community in Thousand Oaks, CA. The Company’s preferred equity investment of up to $20.1 million earns a preferred return of 9.0% per annum and receives a variable percentage of the value created from the project upon a capital or liquidating event. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and, therefore, accounts for it under the equity method of accounting.
(f)	In July 2020, the Company entered into a joint venture agreement with an unaffiliated joint venture partner to develop and operate a 534 apartment home community in Queens, New York. The Company’s preferred equity investment of $40.0 million earns a preferred return of 13.0% per annum and receives a variable percentage of the value created from the project upon a capital or liquidating event. The unaffiliated joint venture partner is the managing member of the joint venture and the developer of the community. The Company has concluded that it does not control the joint venture and accounts for it under the equity method of accounting.
(g)	As of September 30, 2020, the Company’s negative investment in 13th and Market Properties LLC of $4.5 million is included in Other UDR/MetLife Joint Ventures in the table above and recorded in Accounts payable, accrued expenses, and other liabilities on the Consolidated Balance Sheet.

As of September 30, 2020 and December 31, 2019, the Company had deferred fees of $8.6 million and $9.0 million, respectively, which will be recognized through earnings over the weighted average life of the related properties, upon the disposition of the properties to a third party, or upon completion of certain development obligations.

The Company recognized management fees of $1.2 million and $6.4 million for the three months ended September 30, 2020 and 2019, respectively, and $3.9 million and $12.0 million for the nine months ended September 30, 2020 and 2019, respectively, for management of the communities held by the joint ventures and partnerships. The management fees are included in Joint venture management and other fees on the Consolidated Statements of Operations.

The Company may, in the future, make additional capital contributions to certain of our joint ventures and partnerships should additional capital contributions be necessary to fund acquisitions or operations.

We consider various factors to determine if a decrease in the value of our Investment in and advances to unconsolidated joint ventures, net is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the three and nine months ended September 30, 2020 and 2019.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2020

Combined summary balance sheets relating to the unconsolidated joint ventures’ and partnerships’ (not just our proportionate share) are presented below as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30,	December 31,
	2020	2019
Total real estate, net	$1,947,336	$1,901,081
Cash and cash equivalents	30,924	29,823
Other assets	226,578	172,941
Total assets	$2,204,838	$2,103,845

Third party debt, net	$1,194,684	$1,148,048
Accounts payable and accrued liabilities	49,352	55,114
Total liabilities	1,244,036	1,203,162
Total equity	$960,802	$900,683

Combined summary financial information relating to the unconsolidated joint ventures’ and partnerships’ operations (not just our proportionate share) is presented below for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total revenues	$36,335	$75,378	$114,961	$233,836
Property operating expenses	16,697	27,505	46,462	87,073
Real estate depreciation and amortization	16,929	26,027	50,085	83,661
Operating income/(loss)	2,709	21,846	18,414	63,102
Interest expense	(9,955)	(20,779)	(30,451)	(64,309)
Gain/(loss) on sale of property	—	97,201	—	115,558
Net unrealized gain/(loss) on held investments	(17)	25,669	29,295	27,191
Other income/(loss)	18	82	127	194
Net income/(loss)	$(7,245)	$124,019	$17,385	$141,736

6. LEASES

Lessee - Ground Leases

UDR owns six communities that are subject to ground leases, under which UDR is the lessee, expiring between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases are classified as operating leases through the lease term expiration based on our election of the practical expedient provided by the leasing standard. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. We currently do not hold any finance leases. The Company also elected the short-term lease exception provided by the leasing standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. No leases qualified for the short-term lease exception during the three and nine months ended September 30, 2020 and 2019.

As of September 30, 2020, the Operating lease right-of-use assets was $201.8 million and the Operating lease liabilities was $196.3 million on our Consolidated Balance Sheet related to our ground leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below). Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in earnings in the period in which the obligation for those payments is incurred.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2020

As the discount rate implicit in the leases was not readily determinable, we determined the discount rate for these leases utilizing the Company’s incremental borrowing rate at a portfolio level, adjusted for the remaining lease term, and the form of underlying collateral.

The weighted average remaining lease term for these leases was 44.1 years at September 30, 2020 and the weighted average discount rate was 5.0% at September 30, 2020.

Future minimum lease payments and total operating lease liabilities from our ground leases as of September 30, 2020 are as follows (dollars in thousands):

Ground Leases
2020	$3,109
2021	12,442
2022	12,442
2023	12,442
2024	12,442
Thereafter	455,221
Total future minimum lease payments (undiscounted)	508,098
Difference between future undiscounted cash flows and discounted cash flows	(311,752)
Total operating lease liabilities (discounted)	$196,346

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

The components of operating lease expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease expense:
Contractual lease expense	$3,217	$1,954	$9,603	$6,232
Variable lease expense (a)	33	187	120	469
Total operating lease expense (b)(c)	$3,250	$2,141	$9,723	$6,701
(a)	Variable lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of income of the lessee.
(b)	Lease expense is reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the nine months ended September 30, 2020, Operating lease right-of-use assets and Operating lease liabilities amortized by $2.5 million and $2.2 million, respectively, and for the nine months ended September 30, 2019 Operating lease right-of-use assets and Operating lease liabilities amortized by $0.6 million and $0.3 million, respectively. Due to the net impact of the amortization, the Company recorded $0.1 million and $0.1 million of total operating lease expense during the three months ended September 30, 2020 and 2019, respectively, and $0.3 million and $0.3 million of total operating lease expense during the nine months ended September 30, 2020 and 2019, respectively.

Lessor - Apartment Home, Retail and Commercial Space Leases

UDR’s communities and retail and commercial space are leased to tenants under operating leases. As of September 30, 2020, our apartment home leases generally have initial terms of 12 months or less and represent approximately 97.5% of our total lease revenue. As of September 30, 2020, our retail and commercial space leases

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2020

generally have initial terms of between 5 and 15 years and represent approximately 2.5% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential increases in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates due to market based or fixed price renewal options and certain other conditions. (See Note 14, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

Future minimum lease payments from our retail and commercial leases as of September 30, 2020 are as follows (dollars in thousands):

Retail and Commercial Leases
2020	$5,275
2021	22,533
2022	20,692
2023	19,257
2024	17,528
Thereafter	81,856
Total future minimum lease payments (a)	$167,141
(a)We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months or less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Company recorded variable percentage rents of less than $0.1 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $0.1 million and $0.3 million during the nine months ended September 30, 2020 and 2019, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2020

7. SECURED AND UNSECURED DEBT, NET

The following is a summary of our secured and unsecured debt at September 30, 2020 and December 31, 2019 (dollars in thousands):

	Principal Outstanding		As of September 30, 2020
			Weighted	Weighted
			Average	Average	Number of
	September 30,	December 31,	Interest	Years to	Communities
	2020	2019	Rate	Maturity	Encumbered
Secured Debt:
Fixed Rate Debt
Mortgage notes payable (a)	$892,291	$884,869	3.36%	7.1	13
Credit facilities (b)	—	204,590	—%	—	—
Deferred financing costs and other non-cash adjustments (b)	13,866	33,046
Total fixed rate secured debt, net	906,157	1,122,505	3.36%	7.1	13
Variable Rate Debt
Tax-exempt secured notes payable (c)	27,000	27,000	0.77%	11.5	1
Deferred financing costs	(70)	(64)
Total variable rate secured debt, net	26,930	26,936	0.77%	11.5	1
Total Secured Debt, net	933,087	1,149,441	3.28%	7.3	14
Unsecured Debt:
Variable Rate Debt
Borrowings outstanding under unsecured credit facility due January 2023 (d) (n)	—	—	—%	2.3
Borrowings outstanding under unsecured commercial paper program due October 2020 (e) (n)	230,000	300,000	0.30%	0.1
Borrowings outstanding under unsecured working capital credit facility due January 2021 (f)	22,086	16,583	0.97%	1.3
Term Loan due September 2023 (d) (n)	35,000	35,000	1.06%	3.0
Fixed Rate Debt
Term Loan due September 2023 (d) (n)	315,000	315,000	2.55%	3.0
3.75% Medium-Term Notes due July 2024 (net of discounts of $239 and $470, respectively) (g) (n)	182,867	299,530	3.69%	3.8
8.50% Debentures due September 2024	15,644	15,644	8.50%	4.0
4.00% Medium-Term Notes due October 2025 (net of discounts of $344 and $396, respectively) (h) (n)	299,656	299,604	4.53%	5.0
2.95% Medium-Term Notes due September 2026 (n)	300,000	300,000	2.95%	5.9
3.50% Medium-Term Notes due July 2027 (net of discounts of $476 and $529, respectively) (n)	299,524	299,471	3.50%	6.8
3.50% Medium-Term Notes due January 2028 (net of discounts of $865 and $954, respectively) (n)	299,135	299,046	3.50%	7.3
4.40% Medium-Term Notes due January 2029 (net of discounts of $5 and $5, respectively) (i) (n)	299,995	299,995	4.27%	8.3
3.20% Medium-Term Notes due January 2030 (net of premiums of $12,756 and $2,281, respectively) (j) (n)	612,756	402,281	3.32%	9.3
3.00% Medium-Term Notes due August 2031 (net of discounts of $1,051 and $1,123, respectively) (k) (n)	398,949	398,877	3.01%	10.9
2.10% Medium-Term Notes due August 2032 (net of discounts of $417 and $0, respectively) (l) (n)	399,583	—	2.10%	11.8
3.10% Medium-Term Notes due November 2034 (net of discounts of $1,243 and $1,309, respectively) (m) (n)	298,757	298,691	3.13%	14.1
Other	11	13
Deferred financing costs	(24,404)	(21,652)
Total Unsecured Debt, net	3,984,559	3,558,083	3.08%	7.7
Total Debt, net	$4,917,646	$4,707,524	3.01%	7.6

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2020

For purposes of classification of the above table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. As of September 30, 2020, secured debt encumbered $1.5 billion or 11.6% of UDR’s total real estate owned based upon gross book value ($11.4 billion or 88.4% of UDR’s real estate owned based on gross book value is unencumbered).

(a) At September 30, 2020, fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from July 2023 through February 2031 and carry interest rates ranging from 2.62% to 4.12%.

In July 2020, the Company refinanced a 4.35% fixed rate mortgage note payable due in November 2020 with a balance of $79.3 million with a $160.9 million, 2.62% fixed rate mortgage note payable due in 2031. The Company incurred net extinguishment costs of $0.5 million in connection with the refinancing. The incremental proceeds were used to reduce the Company’s borrowings under its unsecured commercial paper program.

During the three months ended September 30, 2020, the Company prepaid $43.9 million of its fixed rate mortgage notes payable with proceeds from the issuance of senior unsecured medium-term notes. The Company incurred net extinguishment costs of $2.2 million during both the three and nine months ended September 30, 2020, which was included in Interest expense on the Consolidated Statements of Operations.

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, the Company records the debt at its estimated fair value and amortizes any difference between the fair value and par value to interest expense over the life of the underlying debt instrument.

(b) During the three months ended September 30, 2020, the Company prepaid the $201.9 million outstanding balance under its secured credit facility with New York Life with proceeds from the issuance of senior unsecured medium-term notes. The Company incurred net extinguishment costs of $9.0 million during both the three and nine months ended September 30, 2020, which was included in Interest expense on the Consolidated Statements of Operations.

During the three months ended September 30, 2020 and 2019, the Company had $14.0 million and $0.6 million, respectively, and during the nine months ended September 30, 2020 and 2019, the Company had $19.1 million and $1.7 million, respectively, of amortization of the fair market adjustment of debt assumed in the acquisition of properties inclusive of its fixed rate mortgage notes payable and credit facilities, which was included in Interest expense on the Consolidated Statements of Operations. The unamortized fair market adjustment was a net premium of $16.2 million and $35.3 million at September 30, 2020 and December 31, 2019, respectively.

(c) The variable rate mortgage note payable for $27.0 million secures a tax-exempt housing bond issue that matures in March 2032. Interest on this note is payable in monthly installments. As of September 30, 2020, the variable interest rate on the mortgage note was 0.77%.
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

SEPTEMBER 30, 2020

Credit Facility ranges from 75 to 145 basis points, the facility fee ranges from 10 to 30 basis points, and the margin under the Term Loan ranges from 80 to 165 basis points.

The Company previously entered into an interest rate swap to hedge against the interest rate risk on the Term Loan. As of September 30, 2020, the all-in weighted average interest rate, inclusive of the impact of the interest rate swap, was 2.55%.

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

The following is a summary of short-term bank borrowings under the Revolving Credit Facility at September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30,	December 31,
	2020	2019
Total revolving credit facility	$1,100,000	$1,100,000
Borrowings outstanding at end of period (1)	—	—
Weighted average daily borrowings during the period ended	56,350	55
Maximum daily borrowings during the period ended	375,000	20,000
Weighted average interest rate during the period ended	1.4%	2.6%
Interest rate at end of the period	—%	—%
(1)	Excludes $2.9 million and $2.9 million of letters of credit at September 30, 2020 and December 31, 2019, respectively.
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

The following is a summary of short-term bank borrowings under the unsecured commercial paper program at September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30,	December 31,
	2020	2019
Total unsecured commercial paper program	$500,000	$500,000
Borrowings outstanding at end of period	230,000	300,000
Weighted average daily borrowings during the period ended	212,682	173,353
Maximum daily borrowings during the period ended	500,000	435,000
Weighted average interest rate during the period ended	1.2%	2.5%
Interest rate at end of the period	0.3%	2.0%

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2020

The following is a summary of short-term bank borrowings under the Working Capital Credit Facility at September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30,	December 31,
	2020	2019
Total working capital credit facility	$75,000	$75,000
Borrowings outstanding at end of period	22,086	16,583
Weighted average daily borrowings during the period ended	21,503	23,487
Maximum daily borrowings during the period ended	54,974	66,170
Weighted average interest rate during the period ended	1.5%	3.1%
Interest rate at end of the period	1.0%	2.6%

(g) The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $100.0 million of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 3.69%.

In July 2020, the Company announced that it commenced a cash tender offer for any and all of its outstanding 3.75% unsecured medium-term notes due July 2024 (the “2024 Notes”). Pursuant to the tender offer, on July 21, 2020, the Company completed the purchase of $116.9 million aggregate principal amount of the 2024 Notes, or 39.0% of the $300.0 million aggregate principal amount of the 2024 Notes. The tender offer consideration was $1,101.92 for each $1,000 principal amount of the 2024 Notes, plus accrued and unpaid interest to, but not including, July 21, 2020. The Company incurred net extinguishment costs of $12.8 million during both the three and nine months ended September 30, 2020, which was included in Interest expense on the Consolidated Statements of Operations.

(h) The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $200.0 million of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 4.53%.
(i) The Company previously entered into forward starting interest rate swaps to hedge against interest rate risk on $150.0 million of the initial $300.0 million issued. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 4.27%.
(j) The Company previously entered into forward starting interest rate swaps to hedge against the interest rate risk of this debt. In connection with the additional $100.0 million issued in October 2019, the Company entered into treasury lock agreements to hedge against interest rate risk on all of this debt.

In February 2020, the Company issued an additional $200.0 million of 3.20% senior unsecured medium-term notes due 2030. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2020. The notes were priced at 105.660% of the principal amount at issuance. This was a further issuance of the 2030 notes, and forms a single series with, the $300.0 million aggregate principal amount of the Company’s 3.20% notes due 2030 that were issued in July 2019 and the $100.0 million aggregate principal amount of the Company’s 3.20% notes due 2030 that were issued in October 2019.

As of the completion of the offerings, the aggregate principal amount of outstanding 2030 notes was $600.0 million. The all-in weighted average interest rate, inclusive of the impact of the forward starting swaps and treasury locks, was 3.32% for the 2030 notes.

(k) The Company entered into a treasury lock agreement to hedge against interest rate risk on $150.0 million of this debt. The all-in weighted average interest rate, inclusive of the impact of the treasury lock, was 3.01%.
(l) In July 2020, the Company issued $400.0 million of 2.10% senior unsecured medium-term notes due August 1, 2032. Interest is payable semi-annually in arrears on February 1 and August 1. The notes were priced at 99.894% of the principal amount at issuance. The Company used a portion of the net proceeds to fund the purchase of the 2024 Notes accepted pursuant to the tender offer described above and to prepay $245.8 million of 4.64% secured debt due in 2023. The combined prepayment and make-whole amounts for the purchase of the 2024 Notes and the prepayment of the secured debt due in 2023, inclusive of the acceleration of fair market value adjustments originally recorded on secured

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2020

debt assumed in property acquisitions, totaled approximately $24.0 million, which was included in Interest expense on the Consolidated Statements of Operations.
(m) The Company previously entered into forward starting interest rate swaps to hedge against the interest rate risk of this debt. The all-in weighted average interest rate, inclusive of the impact of these interest rate swaps, was 3.13%.
(n) The Operating Partnership is the guarantor of this debt.

The aggregate maturities, including amortizing principal payments on secured and unsecured debt, of total debt for the next ten calendar years subsequent to September 30, 2020 are as follows (dollars in thousands):

	Total Fixed	Total Variable	Total	Total		Total
Year	Secured Debt	Secured Debt	Secured Debt	Unsecured Debt		Debt
2020	$655	$—	$655	$230,000	(a)	$230,655
2021	2,680	—	2,680	—		2,680
2022	2,788	—	2,788	22,086		24,874
2023	65,038	—	65,038	350,000		415,038
2024	95,280	—	95,280	198,750		294,030
2025	173,189	—	173,189	300,000		473,189
2026	51,070	—	51,070	300,000		351,070
2027	1,111	—	1,111	300,000		301,111
2028	122,466	—	122,466	300,000		422,466
2029	144,584	—	144,584	300,000		444,584
Thereafter	233,430	27,000	260,430	1,700,000		1,960,430
Subtotal	892,291	27,000	919,291	4,000,836		4,920,127
Non-cash (b)	13,866	(70)	13,796	(16,277)		(2,481)
Total	$906,157	$26,930	$933,087	$3,984,559		$4,917,646
(a)	All unsecured debt due in the remainder of 2020 is related to the Company’s commercial paper program.
(b)	Includes the unamortized balance of fair market value adjustments, premiums/discounts and deferred financing costs. The Company amortized $1.1 million and $1.1 million, respectively, during the three months ended September 30, 2020 and 2019, and $3.2 million and $3.1 million, respectively, during the nine months ended September 30, 2020 and 2019, of deferred financing costs into Interest expense.

We were in compliance with the covenants of our debt instruments at September 30, 2020.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2020

8. INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator for income/(loss) per share:
Net income/(loss)	$(27,217)	$29,422	$40,419	$94,342
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	1,990	(2,162)	(2,614)	(6,871)
Net (income)/loss attributable to noncontrolling interests	(31)	(56)	(71)	(145)
Net income/(loss) attributable to UDR, Inc.	(25,258)	27,204	37,734	87,326
Distributions to preferred stockholders — Series E (Convertible)	(1,051)	(1,031)	(3,179)	(3,073)
Income/(loss) attributable to common stockholders - basic and diluted	$(26,309)	$26,173	$34,555	$84,253

Denominator for income/(loss) per share:
Weighted average common shares outstanding	294,972	288,957	294,891	282,866
Non-vested restricted stock awards	(259)	(251)	(264)	(268)
Denominator for basic income/(loss) per share	294,713	288,706	294,627	282,598
Incremental shares issuable from assumed conversion of unvested LTIP Units and unvested restricted stock	290	823	311	694
Denominator for diluted income/(loss) per share	295,003	289,529	294,938	283,292

Income/(loss) per weighted average common share:
Basic	$(0.09)	$0.09	$0.12	$0.30
Diluted	$(0.09)	$0.09	$0.12	$0.30

Basic income/(loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of the OP Units and DownREIT Units, convertible preferred stock, stock options, unvested long-term incentive plan units (“LTIP Units”), unvested restricted stock and continuous equity program forward sales agreements. Only those instruments having a dilutive impact on our basic income/(loss) per share are included in diluted income/(loss) per share during the periods. For the three and nine months ended September 30, 2020 and 2019, the effect of the conversion of the OP Units, DownREIT Units, LTIP Units, the Company’s Series E preferred stock and shares issuable upon settlement of forward sales agreements was not dilutive and therefore not included in the above calculation.

In July 2017, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in April 2017, which replaced the prior at-the-market equity offering program entered into in April 2012. During the nine months ended September 30, 2020, the Company did not sell any shares of common stock through its ATM program. As of September 30, 2020, we had 11.7 million shares of common stock available for future issuance under the ATM program, including an aggregate of 2.1 million shares subject to the forward sales agreements described below.

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

During the nine months ended September 30, 2020, the Company entered into forward sales agreements under its ATM program for a total of 2.1 million shares of common stock at a weighted average initial forward price per share of $49.56. The initial forward price per share to be received by the Company upon settlement will be determined on the

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2020

applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement. As of September 30, 2020, no shares under the forward sales agreements have been settled. The final dates by which shares sold under the forward sales agreements must be settled range between February 12, 2021 and March 3, 2021.

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

During the three and nine months ended September 30, 2020, the Company repurchased 0.6 million shares of its common stock at an average price of $33.11 per share for total consideration of approximately $19.8 million under its share repurchase program.

The following table sets forth the additional shares of common stock issuable, by equity instrument, if such equity instrument were converted to or redeemed for common stock for each of the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
OP/DownREIT Units	22,321	22,211	22,312	23,068
Convertible preferred stock	2,918	3,011	2,960	3,011
Unvested LTIP Units and unvested restricted stock	290	823	311	694

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

SEPTEMBER 30, 2020

The following table sets forth redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, December 31, 2019	$1,018,665
Mark-to-market adjustment to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(247,374)
Conversion of OP Units/DownREIT Units to Common Stock	(11,623)
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	2,614
Distributions to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(25,836)
Vesting of Long-Term Incentive Plan Units	23,501
Allocation of other comprehensive income/(loss)	39
Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership, September 30, 2020	$759,986

Noncontrolling Interests

Noncontrolling interests represent interests of unrelated partners and unvested LTIP Units in certain consolidated affiliates, and are presented as part of equity on the Consolidated Balance Sheets since these interests are not redeemable. Net (income)/loss attributable to noncontrolling interests was less than $(0.1) million and $(0.1) million during the three months ended September 30, 2020 and 2019, respectively, and $(0.1) million and $(0.1) million during the nine months ended September 30, 2020 and 2019, respectively.

The Company grants LTIP Units to certain employees and non-employee directors. The LTIP Units represent an ownership interest in the Operating Partnership and have vesting terms of between one and three years, specific to the individual grants.

Noncontrolling interests related to long-term incentive plan units represent the unvested LTIP Units of these employees and non-employee directors in the Operating Partnership. The net income/(loss) allocated to the unvested LTIP Units are included in Net (income)/loss attributable to noncontrolling interests on the Consolidated Statements of Operations.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2020

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of September 30, 2020 and December 31, 2019, are summarized as follows (dollars in thousands):

			Fair Value at September 30, 2020, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	September 30,	September 30,	Liabilities	Inputs	Inputs
	2020 (a)	2020	(Level 1)	(Level 2)	(Level 3)
Description:
Notes receivable, net (b)	$156,996	$168,122	$—	$—	$168,122
Derivatives - Interest rate contracts (b)	2	2	—	2	—
Total assets	$156,998	$168,124	$—	$2	$168,122

Derivatives - Interest rate contracts (c)	$1,236	$1,236	$—	$1,236	$—
Secured debt instruments - fixed rate: (d)
Mortgage notes payable	908,493	959,213	—	—	959,213
Secured debt instruments - variable rate: (d)
Tax-exempt secured notes payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (d)
Working capital credit facility	22,086	22,086	—	—	22,086
Commercial paper program	230,000	230,000	—	—	230,000
Unsecured notes	3,756,877	4,094,384	—	—	4,094,384
Total liabilities	$4,945,692	$5,333,919	$—	$1,236	$5,332,683

Redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership (e)	$759,986	$759,986	$—	$759,986	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2020

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

There were no transfers into or out of any of the levels of the fair value hierarchy during the nine months ended September 30, 2020.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2020

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2020 and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Financial Instruments Not Carried at Fair Value

At September 30, 2020 and December 31, 2019, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes notes receivable and debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2020 and 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2020

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through September 30, 2021, the Company estimates that an additional $2.8 million will be reclassified as an increase to Interest expense.

As of September 30, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate swaps and caps	2	$334,880

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2020, no derivatives not designated as hedges were held by the Company.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(included in Other liabilities)
	Fair Value at:		Fair Value at:
	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Interest rate products	$2	$6	$1,236	$142

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2020	2019	2020	2019	2020	2019
Three Months Ended September 30,
Interest rate products	$(30)	$(659)	$(1,585)	$624	$—	$—

Nine Months Ended September 30,
Interest rate products	$(3,241)	$(7,181)	$(3,234)	$2,504	$—	$—

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total amount of Interest expense presented on the Consolidated Statements of Operations	$62,268	$42,523	$140,182	$110,482

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2020

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

Tabular Disclosure of Offsetting Derivatives

The Company has elected not to offset derivative positions on the consolidated financial statements. The tables below present the effect on its financial position had the Company made the election to offset its derivative positions as of September 30, 2020 and December 31, 2019 (dollars in thousands):

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Assets	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Assets	Assets	Sheets	(a)	Instruments	Received	Net Amount
September 30, 2020	$2	$—	$2	$—	$—	$2

December 31, 2019	$6	$—	$6	$(3)	$—	$3
(a)	Amounts reconcile to the aggregate fair value of derivative assets in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

		Gross	Net Amounts of	Gross Amounts Not Offset
		Amounts	Liabilities	in the Consolidated
	Gross	Offset in the	Presented in the	Balance Sheet
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance Sheets	Financial	Collateral
Offsetting of Derivative Liabilities	Liabilities	Sheets	(a)	Instruments	Posted	Net Amount
September 30, 2020	$1,236	$—	$1,236	$—	$—	$1,236

December 31, 2019	$142	$—	$142	$(3)	$—	$139
(a)	Amounts reconcile to the aggregate fair value of derivative liabilities in the “Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets” located in this footnote.

12. STOCK BASED COMPENSATION

The Company recognized stock based compensation expense, inclusive of awards granted to our non-employee directors, net of capitalization, of $4.3 million and $2.7 million during the three months ended September 30, 2020 and 2019, respectively, and $15.1 million and $13.0 million during the nine months ended September 30, 2020 and 2019, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2020

13. COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Commitments

The following summarizes the Company’s real estate commitments at September 30, 2020 (dollars in thousands):

	Number	UDR's		UDR's Remaining
	Properties	Investment (a)		Commitment
Wholly-owned — under development	4	$197,823		$225,677
Wholly-owned — redevelopment	2	20,825		8,425
Joint ventures:
Preferred equity investments	1	13,693	(b)	6,801	(b)
Other investments	-	21,395		21,150
Total		$253,736		$262,053
(a)	Represents UDR’s investment as of September 30, 2020.
(b)	Represents UDR’s investment in and remaining commitment for Thousand Oaks, which is under development as of September 30, 2020.

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

UDR owns and operates multifamily apartment communities that generate rental and other property related income through the leasing of apartment homes to a diverse base of tenants. The primary financial measures for UDR’s apartment communities are rental income and net operating income (“NOI”). Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. NOI is defined as rental income less direct property rental expenses. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI is property management expense, which is calculated as 2.875% of property revenue, and land rent. Property management expense covers costs directly related to consolidated property operations, inclusive of corporate management, regional supervision, accounting and other costs. UDR’s Chief Operating Decision Maker utilizes NOI as the key measure of segment profit or loss.

UDR’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to July 1, 2019 (for quarter-to-date comparison) and January 1, 2019 (for year-to-date comparison) and held as of September 30, 2020. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2020
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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and nine months ended September 30, 2020 and 2019.

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

The following table details rental income and NOI for UDR’s reportable segments for the three and nine months ended September 30, 2020 and 2019, and reconciles NOI to Net income/(loss) attributable to UDR, Inc. on the Consolidated Statements of Operations (dollars in thousands):

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2020

	Three Months Ended		Nine Months Ended
	September 30, (a)		September 30, (b)
	2020	2019	2020	2019
Reportable apartment home segment lease revenue
Same-Store Communities (a)
West Region	$102,609	$110,860	$294,355	$301,291
Mid-Atlantic Region	52,411	53,019	159,015	157,914
Northeast Region	32,705	40,558	83,314	91,203
Southeast Region	34,207	33,283	92,555	89,859
Southwest Region	16,418	16,229	49,435	48,600
Non-Mature Communities/Other	58,848	25,292	227,725	119,262
Total segment and consolidated lease revenue	$297,198	$279,241	$906,399	$808,129

Reportable apartment home segment other revenue
Same-Store Communities (a)
West Region	$3,418	$3,510	$8,788	$9,313
Mid-Atlantic Region	1,831	2,012	4,725	5,611
Northeast Region	1,102	1,008	2,051	2,200
Southeast Region	1,436	1,782	3,949	5,115
Southwest Region	710	749	1,815	2,191
Non-Mature Communities/Other	3,150	706	7,193	2,834
Total segment and consolidated other revenue	$11,647	$9,767	$28,521	$27,264

Total reportable apartment home segment rental income
Same-Store Communities (a)
West Region	$106,027	$114,370	$303,143	$310,604
Mid-Atlantic Region	54,242	55,031	163,740	163,525
Northeast Region	33,807	41,566	85,365	93,403
Southeast Region	35,643	35,065	96,504	94,974
Southwest Region	17,128	16,978	51,250	50,791
Non-Mature Communities/Other	61,998	25,998	234,918	122,096
Total segment and consolidated rental income	$308,845	$289,008	$934,920	$835,393

Reportable apartment home segment NOI
Same-Store Communities (a)
West Region	$77,361	$86,159	$226,538	$235,925
Mid-Atlantic Region	37,258	38,483	113,913	114,892
Northeast Region	18,981	27,962	52,020	63,012
Southeast Region	23,714	24,033	66,029	66,301
Southwest Region	10,496	10,449	32,019	31,221
Non-Mature Communities/Other	43,322	16,563	158,331	81,716
Total segment and consolidated NOI	211,132	203,649	648,850	593,067
Reconciling items:
Joint venture management and other fees	1,199	6,386	3,861	11,982
Property management	(8,879)	(8,309)	(26,879)	(24,018)
Other operating expenses	(5,543)	(2,751)	(16,609)	(11,132)
Real estate depreciation and amortization	(151,949)	(127,391)	(462,481)	(357,793)
General and administrative	(11,958)	(12,197)	(37,907)	(37,002)
Casualty-related (charges)/recoveries, net	—	1,088	(1,353)	842
Other depreciation and amortization	(3,887)	(1,619)	(7,939)	(4,953)
Gain/(loss) on sale of real estate owned	—	—	61,303	5,282
Income/(loss) from unconsolidated entities	2,940	12,713	14,328	19,387
Interest expense	(62,268)	(42,523)	(140,182)	(110,482)
Interest income and other income/(expense), net	2,183	1,875	7,304	12,998
Tax (provision)/benefit, net	(187)	(1,499)	(1,877)	(3,836)
Net (income)/loss attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	1,990	(2,162)	(2,614)	(6,871)
Net (income)/loss attributable to noncontrolling interests	(31)	(56)	(71)	(145)
Net income/(loss) attributable to UDR, Inc.	$(25,258)	$27,204	$37,734	$87,326
(a)	Same-Store Community population consisted of 40,258 apartment homes.
(b)	Same-Store Community population consisted of 37,607 apartment homes.

The following table details the assets of UDR’s reportable segments as of September 30, 2020 and December 31, 2019 (dollars in thousands):

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2020

	September 30,	December 31,
	2020	2019
Reportable apartment home segment assets:
Same-Store Communities (a):
West Region	$4,253,098	$4,228,359
Mid-Atlantic Region	2,244,315	2,222,405
Northeast Region	2,079,168	2,073,052
Southeast Region	967,465	953,029
Southwest Region	607,326	600,349
Non-Mature Communities/Other	2,709,648	2,524,907
Total segment assets	12,861,020	12,602,101
Accumulated depreciation	(4,512,771)	(4,131,353)
Total segment assets — net book value	8,348,249	8,470,748
Reconciling items:
Cash and cash equivalents	927	8,106
Restricted cash	23,273	25,185
Notes receivable, net	156,996	153,650
Investment in and advances to unconsolidated joint ventures, net	646,355	588,262
Operating lease right-of-use assets	201,754	204,225
Other assets	173,834	186,296
Total consolidated assets	$9,551,388	$9,636,472
(a)	Same-Store Community population consisted of 40,258 apartment homes.

Markets included in the above geographic segments are as follows:

i.	West Region — Orange County, San Francisco, Seattle, Monterey Peninsula, Los Angeles, Other Southern California and Portland
ii.	Mid-Atlantic Region — Metropolitan D.C., Richmond and Baltimore
iii.	Northeast Region — New York and Boston
iv.	Southeast Region — Tampa, Orlando, Nashville and Other Florida
v.	Southwest Region — Dallas, Austin and Denver

[This page is intentionally left blank.]

UNITED DOMINION REALTY, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit data)

	September 30,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
Real estate owned:
Real estate held for investment	$3,783,282	$3,875,160
Less: accumulated depreciation	(1,856,928)	(1,796,568)
Real estate held for investment, net	1,926,354	2,078,592
Real estate held for disposition (net of accumulated depreciation of $45,153 and $0, respectively)	84,243	—
Total real estate owned, net of accumulated depreciation	2,010,597	2,078,592
Cash and cash equivalents	81	24
Restricted cash	15,455	13,998
Investment in unconsolidated entities	56,705	76,222
Operating lease right-of-use assets	203,163	205,668
Other assets	26,909	24,241
Total assets	$2,312,910	$2,398,745
LIABILITIES AND CAPITAL
Liabilities:
Secured debt, net	$99,093	$99,071
Notes payable due to the General Partner	665,603	637,233
Operating lease liabilities	197,771	200,001
Real estate taxes payable	12,470	2,801
Accrued interest payable	197	217
Security deposits and prepaid rent	17,444	17,946
Distributions payable	66,833	63,364
Accounts payable, accrued expenses, and other liabilities	13,182	12,226
Total liabilities	1,072,593	1,032,859

Commitments and contingencies (Note 11)

Capital:
Partners’ capital:
General partner:
110,883 OP Units outstanding at September 30, 2020 and December 31, 2019	776	859
Limited partners:
184,724,677 and 183,952,659 OP Units outstanding at September 30, 2020 and December 31, 2019, respectively	1,221,998	1,347,622
Accumulated other comprehensive income/(loss), net	(49)	—
Total partners’ capital	1,222,725	1,348,481
Noncontrolling interests	17,592	17,405
Total capital	1,240,317	1,365,886
Total liabilities and capital	$2,312,910	$2,398,745

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
REVENUES:
Rental income	$107,694	$111,700	$325,060	$330,384

OPERATING EXPENSES:
Property operating and maintenance	18,389	17,835	51,623	50,945
Real estate taxes and insurance	14,556	13,033	42,008	37,788
Property management	3,095	3,211	9,345	9,498
Other operating expenses	4,110	2,301	11,806	7,123
Real estate depreciation and amortization	35,335	35,155	106,065	104,730
General and administrative	4,323	4,066	13,582	12,878
Casualty-related charges/(recoveries), net	—	(1,088)	188	(1,169)
Total operating expenses	79,808	74,513	234,617	221,793

Operating income	27,886	37,187	90,443	108,591

Income/(loss) from unconsolidated entities	(1,562)	(2,383)	(4,984)	(6,917)
Interest expense	(686)	(538)	(2,136)	(889)
Interest expense on notes payable due to the General Partner	(6,581)	(6,983)	(19,765)	(21,358)
Net income/(loss)	19,057	27,283	63,558	79,427
Net (income)/loss attributable to noncontrolling interests	(435)	(448)	(1,445)	(1,252)
Net income/(loss) attributable to OP unitholders	$18,622	$26,835	$62,113	$78,175

Net income/(loss) per weighted average OP Unit - basic and diluted	$0.10	$0.15	$0.34	$0.42

Weighted average OP Units outstanding - basic and diluted	184,836	184,064	184,725	184,024

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income/(loss)	$19,057	$27,283	$63,558	$79,427
Other comprehensive income/(loss), including portion attributable to noncontrolling interests:
Other comprehensive income/(loss) - derivative instruments:
Unrealized holding gain/(loss)	(6)	—	(49)	—
Other comprehensive income/(loss), including portion attributable to noncontrolling interests	(6)	—	(49)	—
Comprehensive income/(loss)	19,051	27,283	63,509	79,427
Comprehensive (income)/loss attributable to noncontrolling interests	(435)	(448)	(1,445)	(1,252)
Comprehensive income/(loss) attributable to OP unitholders	$18,616	$26,835	$62,064	$78,175

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(In thousands)

(Unaudited)

		Limited			Accumulated
	Class A	Partners	UDR, Inc.		Other	Total
	Limited	and LTIP	Limited	General	Comprehensive	Partners’	Noncontrolling
	Partner	Units	Partner	Partner	Income/(Loss), net	Capital	Interests	Total
Balance at June 30, 2020	$65,477	$256,536	$944,525	$805	$(43)	$1,267,300	$17,157	$1,284,457
Net income/(loss)	176	691	17,744	11	—	18,622	435	19,057
Distributions	(631)	(2,564)	(63,400)	(40)	—	(66,635)	—	(66,635)
Adjustment to reflect limited partners’ capital at redemption value	(7,900)	(34,308)	42,208	—	—	—	—	—
Long-Term Incentive Plan Unit grants	—	3,444	—	—	—	3,444	—	3,444
Unrealized gain/(loss) on derivative financial investments	—	—	—	—	(6)	(6)	—	(6)
Balance at September 30, 2020	$57,122	$223,799	$941,077	$776	$(49)	$1,222,725	$17,592	$1,240,317

		Limited			Accumulated
	Class A	Partners	UDR, Inc.		Other	Total
	Limited	and LTIP	Limited	General	Comprehensive	Partners’	Noncontrolling
	Partner	Units	Partner	Partner	Income/(Loss), net	Capital	Interests	Total
Balance at December 31, 2019	81,803	284,580	981,239	859	—	1,348,481	17,405	1,365,886
Net income/(loss)	589	2,306	59,181	37	—	62,113	1,445	63,558
Distributions	(1,893)	(7,717)	(190,198)	(120)	—	(199,928)	—	(199,928)
OP Unit redemptions for common shares of UDR	—	(110)	110	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	(23,377)	(67,368)	90,745	—	—	—	—	—
Long-Term Incentive Plan Unit grants	—	12,108	—	—	—	12,108	—	12,108
Unrealized gain/(loss) on derivative financial investments	—	—	—	—	(49)	(49)	—	(49)
Net contributions/(distributions) to/(from) noncontrolling interests	—	—	—	—	—	—	(1,258)	(1,258)
Balance at September 30, 2020	$57,122	$223,799	$941,077	$776	$(49)	$1,222,725	$17,592	$1,240,317

		Limited
	Class A	Partners	UDR, Inc.		Total
	Limited	and LTIP	Limited	General	Partners’	Noncontrolling
	Partner	Units	Partner	Partner	Capital	Interests	Total
Balance at June 30, 2019	$78,633	$273,910	$1,058,850	$905	$1,412,298	$17,440	$1,429,738
Net income/(loss)	255	890	25,674	16	26,835	448	27,283
Distributions	(599)	(2,416)	(60,314)	(38)	(63,367)	—	(63,367)
Adjustment to reflect limited partners’ capital at redemption value	6,632	16,868	(23,500)	—	—	—	—
Long-Term Incentive Plan Unit grants	—	6,563	—	—	6,563	—	6,563
Balance at September 30, 2019	$84,921	$295,815	$1,000,710	$883	$1,382,329	$17,888	$1,400,217

		Limited
	Class A	Partners	UDR, Inc.		Total
	Limited	and LTIP	Limited	General	Partners’	Noncontrolling
	Partner	Units	Partner	Partner	Capital	Interests	Total
Balance at December 31, 2018	$69,401	$302,545	$1,099,174	$950	$1,472,070	$13,819	$1,485,889
Net income/(loss)	743	2,610	74,775	47	78,175	1,252	79,427
Distributions	(1,797)	(7,095)	(180,890)	(114)	(189,896)	—	(189,896)
OP Unit redemptions for common shares of UDR	—	(78,622)	78,622	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	16,574	54,397	(70,971)	—	—	—	—
Long-Term Incentive Plan Unit grants	—	21,980	—	—	21,980	—	21,980
Net contributions/(distributions) to/from noncontrolling interests	—	—	—	—	—	2,817	2,817
Balance at September 30, 2019	$84,921	$295,815	$1,000,710	$883	$1,382,329	$17,888	$1,400,217

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net income/(loss)	$63,558	$79,427
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	106,065	104,730
(Income)/loss from unconsolidated entities	4,984	6,917
Other	4,382	843
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(8,020)	2,801
Increase/(decrease) in operating liabilities	9,447	3,156
Net cash provided by/(used in) operating activities	180,416	197,874

Investing Activities
Capital expenditures and other major improvements — real estate assets	(36,185)	(45,508)
Distributions received from unconsolidated entities	14,533	13,840
Net cash provided by/(used in) investing activities	(21,652)	(31,668)

Financing Activities
Proceeds from the issuance of secured debt	—	72,500
Issuance/(repayment) of notes payable to the General Partner	(146,899)	(231,011)
Distributions paid to partnership unitholders	(10,340)	(6,330)
Other	(11)	(376)
Net cash provided by/(used in) financing activities	(157,250)	(165,217)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	1,514	989
Cash, cash equivalents, and restricted cash, beginning of year	14,022	13,688
Cash, cash equivalents, and restricted cash, end of period	$15,536	$14,677

Supplemental Information:
Interest paid during the period, net of amounts capitalized	$31,613	$28,755
Non-cash transactions:
Development costs and capital expenditures incurred but not yet paid	3,834	4,520
Recognition of operating lease right-of-use assets	—	94,174
Recognition of operating lease liabilities	—	88,161
Right-of-use assets obtained in exchange for new operating lease liabilities remeasurements	—	42,143
Right-of-use asset obtained in exchange for new operating lease liability	163	—
LTIP Unit grants	12,108	21,980
Distributions declared but not yet paid	66,833	63,367

The following reconciles cash, cash equivalents, and restricted cash to the total of the same amounts as shown above:
Cash, cash equivalents, and restricted cash, beginning of year
Cash and cash equivalents	$24	$125
Restricted cash	13,998	13,563
Total cash, cash equivalents, and restricted cash as shown above	$14,022	$13,688
Cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$81	$40
Restricted cash	15,455	14,637
Total cash, cash equivalents, and restricted cash as shown above	$15,536	$14,677

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

1. CONSOLIDATION AND BASIS OF PRESENTATION

Basis of Presentation

United Dominion Realty, L.P. (“UDR, L.P.,” the “Operating Partnership,” “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier to entry markets located in the United States. The high barrier to entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a self-administered real estate investment trust, or REIT, through which UDR conducts a significant portion of its business. During the three months ended September 30, 2020 and 2019, rental revenues of the Operating Partnership represented 35% and 39%, respectively, and for the nine months ended September 30, 2020 and 2019, 35% and 40%, respectively, of the General Partner’s consolidated rental revenues. As of September 30, 2020, the Operating Partnership’s apartment portfolio consisted of 52 communities located in 15 markets consisting of 16,434 apartment homes.

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

As of September 30, 2020, there were 184.8 million OP Units outstanding, of which 176.2 million, or 95.3%, were owned by UDR and affiliated entities and 8.6 million, or 4.7%, were owned by non-affiliated limited partners. There were 184.1 million OP Units outstanding as of December 31, 2019, of which 176.2 million, or 95.7%, were owned by UDR and affiliated entities and 7.9 million, or 4.3%, were owned by non-affiliated limited partners. See Note 10, Capital Structure.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of September 30, 2020, and results of operations for the three and nine months ended September 30, 2020 and 2019, have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year, particularly in light of the novel coronavirus disease (“COVID-19”) pandemic and measures intended to mitigate its spread. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2019 included in the Annual Report on Form 10-K filed by UDR and the Operating Partnership with the SEC on February 18, 2020.

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

The Operating Partnership evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those noted in Note 3, Real Estate Owned.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

September 30, 2020

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The updated standard will be effective for the Operating Partnership on January 1, 2022, however, early adoption of the ASU is permitted on January 1, 2021. The Operating Partnership is currently evaluating the effect that the updated standard will have on the consolidated financial statements and related disclosures.

In April 2020, the FASB issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in ASC 842, Leases. The Q&A states that some lease contracts may contain explicit or implicit enforceable rights and obligations that require lease concessions if certain circumstances arise that are beyond the control of the parties to the contract. Therefore, entities would need to perform a lease-by-lease analysis to determine whether contractual provisions in an existing lease agreement provide enforceable rights and obligations related to lease concessions.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Operating Partnership elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Operating Partnership continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur. The ASU has not had a material impact on the consolidated financial statements and the Operating Partnership does not expect the ASU to have a material impact on the consolidated financial statements on a prospective basis.

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

September 30, 2020

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

September 30, 2020

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

Management of the Operating Partnership has reviewed all open tax years (2017 through 2019) of tax jurisdictions and concluded there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns.

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

During the three and nine months ended September 30, 2020, the Operating Partnership performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables in light of the COVID-19 pandemic. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of collection. In accordance with the leases guidance, if lease payments are no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

As a result of its analysis, the Operating Partnership reserved approximately $1.6 million of multifamily tenant lease receivables and approximately $0.4 million of retail tenant lease receivables (inclusive of zero reserves on straight-line lease receivables) for its wholly-owned communities. In aggregate, the reserve is reflected as a $2.0 million reduction to Rental income on the Consolidated Statements of Operations for the three months ended September 30, 2020. For the nine months ended September 30, 2020, the Operating Partnership reserved approximately $3.6 million of multifamily tenant lease receivables and approximately $3.0 million of retail tenant lease receivables (inclusive of $2.2 million of reserves on straight-line lease receivables) for its wholly-owned communities. In aggregate, the reserve is reflected as a $6.6 million reduction to Rental income on the Consolidated Statements of Operations for the nine months ended September 30, 2020. The impact to deferred leasing commissions was not material for the three and nine months ended September 30, 2020.

The Operating Partnership did not recognize any other adjustments to the carrying amounts of assets or asset impairment charges due to the COVID-19 pandemic for the nine months ended September 30, 2020.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

September 30, 2020

3. REAL ESTATE OWNED

Real estate assets owned by the Operating Partnership consist of income producing operating properties, properties under development, land held for future development, and sold or held for disposition properties. At September 30, 2020, the Operating Partnership owned and consolidated 52 communities in nine states plus the District of Columbia totaling 16,434 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30,	December 31,
	2020	2019
Land	$702,197	$711,256
Depreciable property — held and used:
Land improvements	100,593	96,864
Buildings, improvements, and furniture, fixtures and equipment	2,980,492	3,067,040
Real estate held for disposition:
Land and land improvements	9,654	—
Building, improvements, and furniture, fixtures and equipment	119,742	—
Real estate owned	3,912,678	3,875,160
Accumulated depreciation	(1,902,081)	(1,796,568)
Real estate owned, net	$2,010,597	$2,078,592

Acquisitions

The Operating Partnership did not have any acquisitions of real estate during the nine months ended September 30, 2020.

Dispositions

The Operating Partnership did not have any dispositions of real estate during the nine months ended September 30, 2020.

In October 2020, the Operating Partnership sold an operating community located in Alexandria, Virginia with a total of 332 apartment homes for gross proceeds of $145.0 million, resulting in a gain of approximately $58.0 million. The asset is included in Real estate held for disposition on the Consolidated Balance Sheet as of September 30, 2020.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

September 30, 2020

Other Activity

Predevelopment, development, and redevelopment projects and related costs are capitalized and reported on the Consolidated Balance Sheets as Total real estate owned, net of accumulated depreciation. The Operating Partnership capitalizes costs directly related to the predevelopment, development, and redevelopment of a capital project, which include, but are not limited to, interest, real estate taxes, insurance, and allocated development and redevelopment overhead related to support costs for personnel working on the capital projects. We use our professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. These costs, excluding the direct costs of development and redevelopment and capitalized interest, were $0.2 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and were $0.8 million and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively. During both of the three months ended September 30, 2020 and 2019, total capitalized interest was less than $0.1 million, and during both of the nine months ended September 30, 2020, and 2019, total capitalized interest was $0.1 million. As each apartment home in a capital project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization on the related portion of the costs and depreciation commences over the estimated useful life.

The Operating Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Cash flow estimates are based upon historical results adjusted to reflect management’s best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. The General Partner’s estimates of fair value represent management’s estimates based upon Level 3 inputs such as industry trends and reference to market rates and transactions. The Operating Partnership did not recognize any impairments in the value of its long-lived assets during the three and nine months ended September 30, 2020 and 2019.

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

As of September 30, 2020, the DownREIT Partnership owned 12 communities with 5,657 apartment homes. The Operating Partnership’s investment in the DownREIT Partnership was $56.7 million and $76.2 million as of September 30, 2020 and December 31, 2019, respectively.

We consider various factors to determine if a decrease in the value of our Investment in unconsolidated entities is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

September 30, 2020

our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Operating Partnership did not incur any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures during the three and nine months ended September 30, 2020 and 2019.

Combined summary balance sheets relating to the DownREIT Partnership (not just our proportionate share) are presented below as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30,	December 31,
	2020	2019
Total real estate, net	$1,053,312	$1,106,703
Cash and cash equivalents	23	20
Note receivable from the General Partner	308,020	222,853
Other assets	6,728	4,829
Total assets	$1,368,083	$1,334,405

Secured debt, net	$506,539	$427,592
Other liabilities	27,817	28,087
Total liabilities	534,356	455,679
Total capital	$833,727	$878,726

Combined summary financial information relating to all of the DownREIT Partnership (not just our proportionate share) is presented below for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total revenue	$33,182	$32,434	$97,967	$96,065
Property operating expenses	(13,345)	(13,087)	(39,334)	(38,934)
Real estate depreciation and amortization	(21,229)	(20,620)	(63,326)	(61,424)
Operating income/(loss)	(1,392)	(1,273)	(4,693)	(4,293)
Interest expense	(4,179)	(4,162)	(11,405)	(11,979)
Other income/(loss)	2,228	2,054	6,057	6,060
Net income/(loss)	$(3,343)	$(3,381)	$(10,041)	$(10,212)

5. LEASES

Lessee - Ground and Equipment Leases

The Operating Partnership owns six communities that are subject to ground leases, under which the Operating Partnership is the lessee, expiring between 2043 and 2103, inclusive of extension options we are reasonably certain will be exercised. All of these leases are classified as operating leases through the lease term expiration based on our election of the practical expedient provided by the leasing standard. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the remaining lease term. In addition, the Operating Partnership leases equipment at six communities from the General Partner, pursuant to leases that expire in 2030. We currently do not hold any finance leases. The Operating Partnership also elected the short-term lease exception provided by the leasing standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. No leases qualified for the short-term lease exception during the nine months ended September 30, 2020 and 2019.

As of September 30, 2020, the Operating lease right-of-use assets was $203.2 million and the Operating lease liabilities was $197.8 million on our Consolidated Balance Sheets related to our ground and equipment leases. The value of the Operating lease right-of-use assets exceeds the value of the Operating lease liabilities due to prepaid lease payments and intangible assets for ground leases acquired in the purchase of real estate. The calculation of these amounts includes minimum lease payments over the remaining lease term (described further in the table below).

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

September 30, 2020

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

The weighted average remaining lease term for these leases was 43.9 years at September 30, 2020 and the weighted average discount rate was 5.0% at September 30, 2020.

Future minimum lease payments and total operating lease liabilities from our ground and equipment leases as of September 30, 2020 are as follows (dollars in thousands):

	Ground Leases	Equipment Leases	Total
2020	$3,109	$41	$3,150
2021	12,442	164	12,606
2022	12,442	167	12,609
2023	12,442	171	12,613
2024	12,442	174	12,616
Thereafter	455,221	901	456,122
Total future minimum lease payments (undiscounted)	508,098	1,618	509,716
Difference between future undiscounted cash flows and discounted cash flows	(311,752)	(193)	(311,945)
Total operating lease liabilities (discounted)	$196,346	$1,425	$197,771

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

September 30, 2020

The components of operating lease expenses from our ground and equipment leases were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Ground lease expense:
Contractual ground lease rent expense	$3,217	$1,954	$9,603	$6,232
Variable ground lease expense (a)	33	187	120	469
Total ground lease expense (b)	3,250	2,141	9,723	6,701
Contractual equipment lease expense (b)	39	-	113	-
Total operating lease expense (c)	$3,289	$2,141	$9,836	$6,701
(a)	Variable ground lease expense includes adjustments such as changes in the consumer price index and payments based on a percentage of income of the lessee.
(b)	Ground lease and equipment lease expense are reported within the line item Other operating expenses on the Consolidated Statements of Operations.
(c)	For the nine months ended September 30, 2020, Operating lease right-of-use assets and Operating lease liabilities amortized by $2.5 million and $2.2 million, respectively. Due to the net impact of the amortization, the Operating Partnership recorded $0.1 million and $0.1 million of total operating lease expense during the three months ended September 30, 2020 and 2019, respectively, and $0.3 million and $0.3 million of total operating lease expense during the nine months ended September 30, 2020 and 2019, respectively.

Lessor - Apartment Home and Retail and Commercial Leases

The Operating Partnership’s communities and retail and commercial space are leased to tenants under operating leases. As of September 30, 2020, our apartment home leases generally have initial terms of 12 months or less and represent 98.0% of our total lease revenue. As of September 30, 2020, our retail and commercial space leases generally have initial terms between 5 and 15 years and represent approximately 2.0% of our total lease revenue. Our apartment home leases are generally renewable at the end of the lease term, subject to potential increases in rental rates, and our retail and commercial space leases generally have renewal options, subject to associated increases in rental rates and certain other conditions. (See Note 12, Reportable Segments for further discussion around our major revenue streams and disaggregation of our revenue.)

Future minimum lease payments from our retail and commercial leases as of September 30, 2020 are as follows (dollars in thousands):

Retail and Commercial Leases
2020	$1,747
2021	6,993
2022	6,365
2023	6,068
2024	5,358
Thereafter	14,047
Total future minimum lease payments (a)	$40,578
(a)	We have excluded our apartment home leases from this table as our apartment home leases generally have initial terms of 12 months of less.

Certain of our leases with retail and commercial tenants provide for the payment by the lessee of additional variable rent based on a percentage of the tenant’s revenue. The amounts shown in the table above do not include these variable percentage rents. The Operating Partnership recorded variable percentage rents of zero and less than $0.1 million during the three months ended September 30, 2020 and 2019, respectively, and less than $0.1 million during both of the nine months ended September 30, 2020 and 2019.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

September 30, 2020

6. DEBT, NET

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	Principal Outstanding		As of September 30, 2020
				Weighted
			Weighted	Average
	September 30,	December 31,	Average	Years to	Communities
	2020	2019	Interest Rate	Maturity	Encumbered
Fixed Rate Debt
Mortgage note payable	$72,500	$72,500	3.10%	9.3	1
Deferred financing costs	(337)	(365)
Total fixed rate secured debt, net	72,163	72,135	3.10%	9.3	1
Variable Rate Debt
Tax-exempt secured note payable	$27,000	$27,000	0.77%	11.5	1
Deferred financing costs	(70)	(64)
Total variable rate secured debt, net	26,930	26,936	0.77%	11.5	1
Total Secured Debt, Net	$99,093	$99,071	2.52%	9.9	2

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

Fixed Rate Debt

Mortgage note payable. At September 30, 2020, the Operating Partnership had a fixed rate mortgage note payable for $72.5 million with an interest rate of 3.10%. Interest payments are due monthly and the note matures in February 2030.

Variable Rate Debt

Tax-exempt secured note payable. The variable rate mortgage note payable for $27.0 million that secures a tax-exempt housing bond issue matures in March 2032. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 0.77% as of September 30, 2020.

Guarantor on Unsecured Debt

The Operating Partnership is the guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, an unsecured commercial paper program with an aggregate borrowing capacity of $500 million, a $350 million term loan due September 2023, $183 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025, $300 million of medium-term notes due September 2026, $300 million of medium-term notes due July 2027, $300 million of medium-term notes due January 2028, $300 million of medium-term notes due January 2029, $600 million of medium-term notes due January 2030, $400 million of medium-term notes due August 2031, $400 million of medium-term notes due August 2032 and $300 million of medium-term notes due November 2034. As of September 30, 2020 and December 31, 2019, the General

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

September 30, 2020

Partner did not have an outstanding balance under the unsecured revolving credit facility and had $230.0 million and $300.0 million, respectively, outstanding under its unsecured commercial paper program.

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

Allocation of General and Administrative Expenses

The General Partner shares various general and administrative costs, employees and other overhead costs with the Operating Partnership including legal assistance, acquisitions analysis, marketing, human resources, IT, accounting, rent, supplies and advertising, and allocates these costs to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on the reasonably anticipated benefits to the parties. The general and administrative expenses allocated to the Operating Partnership by UDR were $3.5 million and $2.7 million during the three months ended September 30, 2020 and 2019, respectively, and $10.1 million and $9.7 million during the nine months ended September 30, 2020 and 2019, respectively, and are included in General and administrative on the Consolidated Statements of Operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.

During the three months ended September 30, 2020 and 2019, the Operating Partnership reimbursed the General Partner $3.9 million and $4.6 million, respectively, and during the nine months ended September 30, 2020 and 2019, the Operating Partnership reimbursed the General Partner $12.8 million and $12.7 million, respectively, for shared services related to corporate level property management costs incurred by the General Partner. These shared cost reimbursements are initially recorded within the line item General and administrative on the Consolidated Statements of Operations, and a portion related to management costs is reclassified to Property management on the Consolidated Statements of Operations. (See further discussion below.)

Notes Payable to the General Partner

The following table summarizes the Operating Partnership’s Notes payable due to the General Partner as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	Interest rate at	Balance Outstanding
	September 30,	September 30,	December 31,
	2020	2020	2019
Note due August 2021	5.34%	$5,500	$5,500
Note due December 2023	5.18%	83,196	83,196
Note due April 2026	4.12%	184,638	184,638
Note due November 2028	4.69%	133,205	133,205
Note due December 2028 (a)	3.01%	259,064	230,694
Total notes payable due to the General Partner		$665,603	$637,233
(a)	There is no limit on the total commitments under this unsecured revolving note. Interest is incurred on the unpaid principal balance at a variable interest rate equivalent to the General Partner’s weighted average interest rate on borrowings, or 3.01% as of September 30, 2020. The note matures on December 1, 2028. To the extent there is an outstanding principal balance on the revolving note payable, the General Partner, at its discretion, can demand payment at any time prior to the stated maturity date of the note.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

September 30, 2020

Certain limited partners of the Operating Partnership have provided guarantees or reimbursement agreements related to these notes payable. The guarantees were provided by the limited partners in conjunction with their contribution of properties to the Operating Partnership. The Operating Partnership recognized interest expense on the notes payable of $6.6 million and $7.0 million during the three months ended September 30, 2020 and 2019, respectively, and $19.8 million and $21.4 million during the nine months ended September 30, 2020 and 2019, respectively.

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

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of September 30, 2020 and December 31, 2019 are summarized as follows (dollars in thousands):

			Fair Value at September 30, 2020, Using
	Total		Quoted
	Carrying		Prices in
	Amount in		Active
	Statement of		Markets	Significant
	Financial	Fair Value	for Identical	Other	Significant
	Position at	Estimate at	Assets or	Observable	Unobservable
	September 30,	September 30,	Liabilities	Inputs	Inputs
	2020 (a)	2020	(Level 1)	(Level 2)	(Level 3)
Description:
Derivatives- Interest rate contracts (b)	$6	$6	$—	$6	$—
Total assets	$6	$6	$—	$6	$—

Secured debt instrument - fixed rate: (c)
Mortgage note payable	$72,500	$78,907	$—	$—	$78,907
Secured debt instrument - variable rate: (c)
Tax-exempt secured note payable	27,000	27,000	—	—	27,000
Unsecured debt instruments: (d)
Notes payable due to the General Partner	665,603	665,603	—	—	665,603
Total liabilities	$765,103	$771,510	$—	$—	$771,510

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

September 30, 2020

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

There were no transfers into or out of each of the levels of the fair value hierarchy during the nine months ended September 30, 2020.

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

Although the General Partner, on behalf of the Operating Partnership, has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2020 and December 31, 2019, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. In conjunction with the FASB’s fair value measurement guidance, the Operating Partnership made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

September 30, 2020

Financial Instruments Not Carried at Fair Value

As of September 30, 2020, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments, which includes debt instruments, are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2020, one derivative was designated as a cash flow hedge by the Operating Partnership. No derivatives designated as cash flows hedges were held by the Operating Partnership in 2019.

Amounts reported in Accumulated other comprehensive income/(loss), net on the Consolidated Balance Sheets related to derivatives that will be reclassified to interest expense as interest payments are made on the Operating Partnership’s variable-rate debt. Through September 30, 2021, the Operating Partnership estimates that less than $0.1 million will be reclassified as an increase to Interest expense.

As of September 30, 2020, the Operating Partnership had the following outstanding interest rate derivative that was designated as cash flow hedge of interest risk (dollars in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	1	$19,880

Derivatives not designated as hedges are not speculative and are used to manage the Operating Partnership’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2020, no derivatives not designated as hedges were held by the Operating Partnership.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

September 30, 2020

The table below presents the fair value of the Operating Partnership’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	(included in Other assets)		(Included in Other liabilities)
	Fair Value at:		Fair Value at:
	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Interest rate caps	$2	$—	$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Operating Partnership’s derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

					Gain/(Loss) Recognized in
			Gain/(Loss) Reclassified		Interest expense
	Unrealized holding gain/(loss)		from Accumulated OCI into		(Amount Excluded from
	Recognized in OCI		Interest expense		Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2020	2019	2020	2019	2020	2019
Three Months Ended September 30,
Interest rate caps	$(6)	$—	$—	$—	$—	$—
Nine Months Ended September 30,
Interest rate caps	$(49)	$—	$—	$—	$—	$—

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total amount of Interest expense presented on the Consolidated Statements of Operations	$686	$538	$2,136	$889

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

10. CAPITAL STRUCTURE

General Partnership Units

The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

September 30, 2020

also approve, with regard to the issuances of OP Units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Limited Partnership Units. There were 0.1 million General Partnership units outstanding at September 30, 2020 and December 31, 2019, all of which were held by UDR.

Limited Partnership Units

As of September 30, 2020 and December 31, 2019, there were 184.7 million and 184.0 million, respectively, of limited partnership units outstanding, of which 1.9 million were Class A Limited Partnership Units for both periods. UDR owned 176.1 million, or 95.3%, and 176.1 million, or 95.7%, of OP Units outstanding at September 30, 2020 and December 31, 2019, respectively, of which 0.1 million were Class A Limited Partnership Units for both periods. The remaining 8.6 million, or 4.7%, and 7.9 million, or 4.3%, of OP Units outstanding were held by non-affiliated partners at September 30, 2020 and December 31, 2019, respectively, of which 1.8 million were Class A Limited Partnership Units for both periods.

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

The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against UDR’s limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by non-affiliated limited partners was $280.9 million and $366.4 million as of September 30, 2020 and December 31, 2019, respectively, based on the value of UDR’s common stock at each period end. A limited partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption of its OP Units.

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

The following table shows OP Units outstanding and OP Unit activity as of and for the nine months ended September 30, 2020 (units in thousands):

			UDR, Inc.
	Class A			Class A
	Limited	Limited	Limited	Limited	General
	Partners	Partners	Partner	Partner	Partner	Total
Ending balance at December 31, 2019	1,752	6,094	175,986	121	111	184,064
Vesting of LTIP Units	—	772	—	—	—	772
OP redemptions for UDR stock	—	(3)	3	—	—	—
Ending balance at September 30, 2020	1,752	6,863	175,989	121	111	184,836

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

September 30, 2020

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

11. COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Commitments

The following summarizes the Operating Partnership’s real estate commitments at September 30, 2020 (dollars in thousands):

	Number		Operating Partnership's
	Properties	Investment	Remaining Commitment
Real estate communities - redevelopment	1	$11,747	$3,253

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

September 30, 2020

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

The Operating Partnership’s two reportable segments are Same-Store Communities and Non-Mature Communities/Other:

●	Same-Store Communities represent those communities acquired, developed, and stabilized prior to July 1, 2019 (for the quarter-to-date comparison) and January 1, 2019 (for the year-to-date comparison) and held as of September 30, 2020. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
●	Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, including, but not limited to, recently acquired, developed and redeveloped communities, and the non-apartment components of mixed use properties.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the three and nine months ended September 30, 2020 and 2019.

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

September 30, 2020

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

September 30, 2020

The following table details rental income and NOI for the Operating Partnership’s reportable segments for the three and nine months ended September 30, 2020 and 2019, and reconciles NOI to Net income/(loss) attributable to OP unitholders on the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, (a)		September 30, (a)
	2020	2019	2020	2019
Reportable apartment home segment lease revenue
Same-Store Communities (a)
West Region	$58,848	$62,760	$182,988	$185,840
Mid-Atlantic Region	12,482	12,805	38,018	38,187
Northeast Region	6,013	8,098	21,572	24,036
Southeast Region	13,189	12,808	39,124	37,957
Southwest Region	1,762	1,901	5,426	5,776
Non-Mature Communities/Other	10,316	9,563	26,822	27,924
Total segment and consolidated lease revenue	$102,610	$107,935	$313,950	$319,720
Reportable apartment home segment other revenue
Same-Store Communities (a)
West Region	$1,996	$2,063	$5,375	$5,908
Mid-Atlantic Region	482	476	1,180	1,308
Northeast Region	168	187	364	521
Southeast Region	663	799	1,856	2,301
Southwest Region	65	87	171	209
Non-Mature Communities/Other	1,710	153	2,164	417
Total segment and consolidated other revenue	$5,084	$3,765	$11,110	$10,664
Total reportable apartment home segment rental income
Same-Store Communities (a)
West Region	$60,844	$64,823	$188,363	$191,748
Mid-Atlantic Region	12,964	13,281	39,198	39,495
Northeast Region	6,181	8,285	21,936	24,557
Southeast Region	13,852	13,607	40,980	40,258
Southwest Region	1,827	1,988	5,597	5,985
Non-Mature Communities/Other	12,026	9,716	28,986	28,341
Total segment and consolidated rental income	$107,694	$111,700	$325,060	$330,384
Reportable apartment home segment NOI
Same-Store Communities (a)
West Region	$45,011	$49,528	$142,148	$146,673
Mid-Atlantic Region	8,781	9,244	26,984	27,508
Northeast Region	3,055	5,736	14,024	18,201
Southeast Region	9,355	9,371	27,926	27,984
Southwest Region	1,266	1,405	3,991	4,226
Non-Mature Communities/Other	7,281	5,548	16,356	17,059
Total segment and consolidated NOI	74,749	80,832	231,429	241,651
Reconciling items:
Property management	(3,095)	(3,211)	(9,345)	(9,498)
Other operating expenses	(4,110)	(2,301)	(11,806)	(7,123)
Real estate depreciation and amortization	(35,335)	(35,155)	(106,065)	(104,730)
General and administrative	(4,323)	(4,066)	(13,582)	(12,878)
Casualty-related (charges)/recoveries, net	—	1,088	(188)	1,169
Income/(loss) from unconsolidated entities	(1,562)	(2,383)	(4,984)	(6,917)
Interest expense	(7,267)	(7,521)	(21,901)	(22,247)
Net (income)/loss attributable to noncontrolling interests	(435)	(448)	(1,445)	(1,252)
Net income/(loss) attributable to OP unitholders	$18,622	$26,835	$62,113	$78,175
(a)	Same-Store Community population consisted of 15,609 apartment homes.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

September 30, 2020

The following table details the assets of the Operating Partnership’s reportable segments as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30,	December 31,
	2020	2019
Reportable apartment home segment assets
Same-Store Communities (a):
West Region	$2,030,008	$2,011,495
Mid-Atlantic Region	547,810	669,417
Northeast Region	409,782	408,703
Southeast Region	358,178	352,790
Southwest Region	144,858	144,210
Non-Mature Communities/Other	422,042	288,545
Total segment assets	3,912,678	3,875,160
Accumulated depreciation	(1,902,081)	(1,796,568)
Total segment assets - net book value	2,010,597	2,078,592
Reconciling items:
Cash and cash equivalents	81	24
Restricted cash	15,455	13,998
Investment in unconsolidated entities	56,705	76,222
Operating lease right-of-use assets	203,163	205,668
Other assets	26,909	24,241
Total consolidated assets	$2,312,910	$2,398,745
(a)	Same-Store Community population consisted of 15,609 apartment homes.

Markets included in the above geographic segments are as follows:

i.	West Region — Orange County, San Francisco, Seattle, Monterey Peninsula, Los Angeles, Other Southern California and Portland
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

While operations in certain areas have been allowed to fully or partially re-open, many areas are experiencing new closures or restrictions subsequent to re-opening and no assurance can be given that such closures or restrictions will not continue to occur. Our headquarters, all of our properties and our corporate offices are located in areas that are or have been subject to shelter-in-place orders and restrictions on the types of businesses that may continue to operate. These orders and restrictions and other impacts of the COVID-19 pandemic have adversely affected, and could continue to adversely affect, the ability of our residents and retail and commercial tenants to pay their rent. It is still uncertain how various legislation or orders adopted by the federal government and state and local governments, or those that may be modified or enacted in the future, have impacted, and may continue to impact, the ability of our residents and retail and commercial tenants to pay their rent. The governmental actions intended to prevent the spread of COVID-19 have also caused us to reduce staffing at certain of our locations, and have impacted, and may continue to impact, our ability to conduct our business in the ordinary course. Further, a number of the jurisdictions in which we operate have adopted, and may extend, eviction moratoriums, either directly or indirectly (such as through direction to law enforcement or courts not to serve notices or take actions related to eviction), which have negatively impacted, and may continue to negatively impact, our ability to remove residents or retail and commercial tenants who are not paying their rent and our ability to rent their units or other space to new residents or retail and commercial tenants, respectively. In addition, certain jurisdictions have restricted our ability to charge certain fees, including fees for late payment of rent. We have received, and continue to receive, more requests from our residents and retail and commercial tenants for assistance with respect to paying rent than we have historically received. In response, we have instituted a number of initiatives to assist residents and other tenants, including rent deferrals, payment plans, and waiving late payment fees when appropriate. In addition, we have seen an increase in tenant rent concessions compared to prior year periods, as discussed further below. In particular, the urban core markets of New York, NY, San Francisco Bay Area, CA, and Boston, MA have been more adversely impacted by the COVID-19 pandemic in comparison to our other markets, resulting in larger decreases in rental income from elevated rent concessions and lower occupancy in those markets. We also have experienced a decrease in resident move-outs and turnover on an annualized basis. With respect to leasing activities, leasing traffic and visits by potential residents had decreased during much of the year; however, they increased during the quarter ended September 30, 2020 as compared to the same quarter in 2019. Our percentage of leases entered into with a prospective tenant has increased year over year.

During the three and nine months ended September 30, 2020, the Company performed an analysis in accordance with the ASC 842, Leases, guidance to assess the collectibility of its operating lease receivables in light of the COVID-19 pandemic. This analysis included an assessment of collectibility of current and future rents and whether those lease payments were no longer probable of collection. In accordance with the leases guidance, if lease payments are no longer deemed to be probable over the life of the lease contract, we recognize revenue only when cash is received, and all existing contractual operating lease receivables and straight-line lease receivables are reserved.

As a result of its analysis, the Company reserved approximately $4.0 million of multifamily tenant lease receivables and approximately $0.8 million of retail tenant lease receivables (inclusive of less than $0.1 million of reserves on straight-line lease receivables) for its wholly-owned communities and communities held by joint ventures. In aggregate, the reserve is reflected as a $4.4 million reduction to Rental income and a $0.4 million reduction to Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations for the three months ended September 30, 2020. For the nine months ended September 30, 2020, the Company reserved approximately $9.5 million of multifamily tenant lease receivables and approximately $4.3 million of retail tenant lease receivables (inclusive of $2.9 million of reserves on straight-line lease receivables) for its wholly-owned communities and communities held by joint ventures. In aggregate, the reserve is reflected as a $12.9 million reduction to Rental income and a $0.9 million reduction to Income/(loss) from unconsolidated entities on the Consolidated Statements of Operations for the nine months ended September 30, 2020. The impact to deferred leasing commissions was not material for the three and nine months ended September 30, 2020.

The Company did not recognize any other adjustments to the carrying amounts of assets or asset impairment charges due to the COVID-19 pandemic for the nine months ended September 30, 2020.

As of October 26, 2020, we had collected 97.7%, 96.8% and 96.0% of billed monthly rents for our multifamily residents for July, August and September, respectively. October cash rents received are consistent with those for July, August and September at corresponding times of prior months.

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

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements for the three and nine months ended September 30, 2020 and 2019, of each of UDR, Inc. and United Domination Realty, L.P.

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

At September 30, 2020, our consolidated real estate portfolio included 148 communities in 13 states plus the District of Columbia totaling 47,488 apartment homes. In addition, we have an ownership interest in 5,668 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 2,538 apartment homes owned by entities in which we hold preferred equity investments. The Same-Store Community apartment home population for the three and nine months ended September 30, 2020, was 40,258 and 37,607, respectively.

The following table summarizes our market information by major geographic markets as of and for the three and nine months ended September 30, 2020:

		September 30, 2020			Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
			Percentage	Total		Monthly		Monthly
	Number of	Number of	of Total	Carrying	Average	Income per	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	Occupancy	Home (a)
West Region
Orange County, CA	12	5,336	12.7%	$1,614,197	96.1%	$2,452	96.5%	$2,340
San Francisco, CA	11	2,751	6.9%	882,555	86.3%	3,455	91.9%	3,623
Seattle, WA	14	2,725	7.4%	948,121	95.6%	2,444	96.6%	2,501
Monterey Peninsula, CA	7	1,565	1.4%	184,439	97.2%	1,935	96.6%	1,936
Los Angeles, CA	4	1,225	3.6%	460,903	95.0%	2,733	95.9%	2,823
Other Southern California	2	654	0.9%	111,056	97.9%	2,066	97.2%	2,046
Portland, OR	2	476	0.4%	51,827	96.8%	1,625	97.0%	1,631
Mid-Atlantic Region
Metropolitan D.C.	20	7,496	15.0%	1,935,192	96.4%	2,068	96.8%	2,082
Richmond, VA	4	1,358	1.2%	153,285	98.1%	1,434	97.5%	1,418
Baltimore, MD	3	720	1.2%	155,838	98.0%	1,736	97.8%	1,721
Northeast Region
Boston, MA	6	2,173	7.1%	911,105	92.3%	2,829	95.3%	2,790
New York, NY	4	1,640	9.1%	1,168,063	87.7%	3,890	92.4%	4,320
Southeast Region
Tampa, FL	9	2,908	3.2%	417,933	96.9%	1,540	96.9%	1,473
Orlando, FL	9	2,500	1.8%	237,769	97.2%	1,408	96.8%	1,408
Nashville, TN	8	2,260	1.7%	223,311	97.8%	1,398	97.8%	1,373
Other Florida	1	636	0.7%	88,452	97.7%	1,659	97.2%	1,641
Southwest Region
Dallas, TX	7	2,345	2.3%	293,018	97.0%	1,385	97.3%	1,380
Austin, TX	4	1,272	1.3%	169,450	97.6%	1,570	97.7%	1,547
Denver, CO	1	218	1.1%	144,858	94.1%	2,968	93.1%	3,063
Total/Average Same-Store Communities	128	40,258	79.0%	10,151,372	95.4%	$2,143	96.3%	$2,148
Non-Mature, Commercial Properties & Other	19	6,751	18.5%	2,382,429
Total Real Estate Held for Investment	147	47,009	97.5%	12,533,801
Real Estate Under Development (b)	—	147	1.5%	197,823
Real Estate Held for Disposition (c)	1	332	1.0%	129,396
Total Real Estate Owned	148	47,488	100.0%	12,861,020
Total Accumulated Depreciation				(4,512,771)
Total Real Estate Owned, Net of Accumulated Depreciation				$8,348,249
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	As of September 30, 2020, the Company was developing four wholly-owned communities with a total of 1,178 apartment homes, 147 of which have been completed.
(c)	The Company had one community located in Metropolitan D.C. that met the criteria to be classified as held for disposition at September 30, 2020.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to July 1, 2019 (for quarter-to-date comparison) and January 1, 2019 (for year-to-date comparison) and held as of September 30, 2020. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not classified as held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

In July 2017, the Company entered into an ATM sales agreement under which the Company may offer and sell up to 20.0 million shares of its common stock, from time to time, to or through its sales agents and may enter into separate forward sales agreements to or through its forward purchasers. Upon entering into the ATM sales agreement, the Company simultaneously terminated the sales agreement for its prior at-the-market equity offering program, which was entered into in April 2017, which replaced the prior at-the-market equity offering program entered into in April 2012. During the nine months ended September 30, 2020, the Company did not sell any shares of common stock through its ATM program, other than the forward sales described below. As of September 30, 2020, we had 11.7 million shares of common stock available for future issuance under the ATM program, including an aggregate of 2.1 million shares subject to the forward sales agreements described below.

During the nine months ended September 30, 2020, the Company entered into forward sales agreements under its ATM program for a total of 2.1 million shares of common stock at a weighted average initial forward price per share of $49.56. The initial forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current federal funds rate and the amount of dividends paid to holders of UDR common stock over the term of the forward sales agreement. As of September 30, 2020, no shares under the forward sales agreement have been settled. The final date by which shares sold under the forward sales agreements must be settled range between February 12, 2021 and March 3, 2021. See Note 8, Income/(Loss) per Share, in the Notes to the UDR Consolidated Financial Statements included in this Report for additional discussion of forward sales agreements.

During the three and nine months ended September 30, 2020, the Company repurchased 0.6 million shares of its common stock at an average price of $33.11 per share for total consideration of approximately $19.8 million under its share repurchase program.

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

In July 2020, the Company refinanced a 4.35% fixed rate mortgage note payable due in November 2020 with a balance of $79.3 million with a $160.9 million, 2.62% fixed rate mortgage note payable due in 2031. The Company incurred net extinguishment costs of $0.5 million in connection with the refinancing. The incremental proceeds were used to reduce the Company’s borrowings under its unsecured commercial paper program.

In July 2020, the Company announced that it commenced a cash tender offer for any and all of its outstanding 3.75% unsecured medium-term notes due July 2024 (the “2024 Notes”). Pursuant to the tender offer, on July 21, 2020, the Company completed the purchase of $116.9 million aggregate principal amount of the 2024 Notes, or 39.0% of the $300.0 million aggregate principal amount of the 2024 Notes. The tender offer consideration was $1,101.92 for each $1,000 principal amount of the 2024 Notes, plus accrued and unpaid interest to, but not including, July 21, 2020.

In July 2020, the Company issued $400.0 million of 2.10% senior unsecured medium-term notes due August 1, 2032. Interest is payable semi-annually in arrears on February 1 and August 1. The notes were priced at 99.894% of the principal amount at issuance. The Company used a portion of the net proceeds to fund the purchase of the 2024 Notes accepted pursuant to the tender offer described above and to prepay $245.8 million of 4.64% secured debt due in 2023. The combined prepayment and make-whole amounts for the purchase of the 2024 Notes and the prepayment of the secured debt due in 2023, inclusive of the acceleration of fair market value adjustments originally recorded on secured debt assumed in property acquisitions, totaled approximately $24.0 million.

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

During the remainder of 2020, we have approximately $0.7 million of secured debt maturing, inclusive of principal amortization, and $230.0 million of unsecured debt maturing, comprised solely of unsecured commercial paper. We anticipate repaying the remaining debt with cash flow from our operations, proceeds from debt or equity offerings, proceeds from dispositions of properties, or from borrowings under our credit agreements and our unsecured commercial paper program.

In October 2020, the entire $230.0 million of outstanding unsecured commercial paper as of September 30, 2020 was repaid at maturity with additional proceeds of unsecured commercial paper with maturity dates in November 2020 and proceeds under the Working Capital Credit Facility. As of October 27, 2020, we had no borrowings outstanding under the Revolving Credit Facility, leaving $1.1 billion of unused capacity (excluding $2.9 million of letters of credit), and we had no borrowings outstanding under the Working Capital Credit Facility, leaving $75.0 million of unused capacity.

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

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019.

Operating Activities

For the nine months ended September 30, 2020, our Net cash provided by/(used in) operating activities was $456.6 million, compared to $456.9 million for the comparable period in 2019. The decrease in cash flow from operating activities was primarily due to changes in operating assets and liabilities, partially offset by improved net operating income, primarily driven by net operating income from communities acquired in 2020 and 2019.

Investing Activities

For the nine months ended September 30, 2020, Net cash provided by/(used in) investing activities was $(292.7) million, compared to $(1.4) billion for the comparable period in 2019. The decrease in cash used in investing activities was primarily due to the decrease in acquisitions made during the current period and an increase in proceeds from sales of real estate investments, partially offset by an increase in spend for development of real estate assets and a decrease in distributions received from unconsolidated joint ventures.

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

In August 2020, the Company acquired a to-be-developed parcel of land located in King of Prussia, Pennsylvania for approximately $16.2 million.

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

For the nine months ended September 30, 2020, total capital expenditures of $106.1 million, or $2,236 per stabilized home, which in aggregate include recurring capital expenditures and major renovations, were spent across our portfolio, excluding development, as compared to $113.9 million, or $2,735 per stabilized home, for the comparable period in 2019.

The decrease in total capital expenditures was primarily due to:

●	a decrease of 63.9%, or $13.8 million, in spend as compared to the comparable period in 2019 for our operations platform, which includes smart home installations in certain of our properties; and
●	a decrease of 10.1%, or 2.8 million, in NOI enhancing improvements, such as kitchen and bath remodels and upgrades to common areas.

This was partially offset by:

●	an increase of 18.0%, or $6.0 million, in recurring capital expenditures, which include asset preservation and turnover related expenditures; and
●	an increase of 8.9%, or $2.8 million, in major renovations, which include major structural changes and/or architectural revisions to existing buildings.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, for the nine months ended September 30, 2020 and 2019 (dollars in thousands except Per Home amounts):

				Per Home
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Turnover capital expenditures	$9,632	$8,284	16.3%	$203	$199	2.0%
Asset preservation expenditures	29,478	24,861	18.6%	621	597	4.0%
Total recurring capital expenditures	39,110	33,145	18.0%	824	796	3.5%
NOI enhancing improvements (a)	25,105	27,939	(10.1)%	529	670	(21.0)%
Major renovations (b)	34,111	31,320	8.9%	719	752	(4.4)%
Operations platform	7,782	21,538	(63.9)%	164	517	(68.3)%
Total capital expenditures (c)	$106,108	$113,942	(6.9)%	$2,236	$2,735	(18.2)%
Repair and maintenance expense	$42,475	$31,356	35.5%	$895	$752	19.0%
Average home count (d)	47,437	41,675	13.8%
(a)	NOI enhancing improvements are expenditures that result in increased income generation or decreased expense growth.
(b)	Major renovations include major structural changes and/or architectural revisions to existing buildings.
(c)	Total capital expenditures includes amounts capitalized during the year. Cash paid for capital expenditures is impacted by the net change in related accruals.
(d)	Average number of homes is calculated based on the number of homes outstanding at the end of each month.

We intend to continue to selectively add NOI enhancing improvements, which we believe will provide a return on investment in excess of our cost of capital. Our objective in redeveloping a community is twofold: we aim to meaningfully grow rental rates while also achieving cap rate compression through asset quality improvement.

Consolidated Real Estate Under Development and Redevelopment

At September 30, 2020, our development pipeline consisted of four wholly-owned communities totaling 1,178 apartment homes, 147 of which have been completed, with a budget of $423.5 million, in which we have a gross carrying value of $197.8 million. The remaining homes are estimated to be completed between the first quarter of 2021 and the second quarter of 2023.

At September 30, 2020, the Company was redeveloping two communities, located in New York, New York and Boston, Massachusetts, which are expected to be completed in the first quarter of 2021 and the second quarter of 2021, respectively. The redevelopments include the renovation of building exteriors, corridors, and common area amenities as well as individual apartment homes.

During the nine months ended September 30, 2020, we incurred $34.1 million in major renovations, which include major structural changes and/or architectural revisions to existing buildings, an increase of $2.8 million compared to the nine months ended September 30, 2019.

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

The Company’s Investment in and advances to unconsolidated joint ventures and partnerships, net, are accounted for under the equity method of accounting. For the nine months ended September 30, 2020:

●	we made investments totaling $66.9 million in our unconsolidated joint ventures, including contributions of $62.4 million to four unconsolidated investments under our Developer Capital Program, which earn preferred returns ranging from 8.5% to 13.0%;
●	our proportionate share of the net income/(loss) of the joint ventures and partnerships was $14.3 million; and
●	we received distributions of $9.9 million, of which $1.8 million were operating cash flows and $8.1 million were investing cash flows.

We evaluate our investments in unconsolidated joint ventures and partnerships when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary impairments in the value of its investments in unconsolidated joint ventures or partnerships during the nine months ended September 30, 2020 and 2019.

Financing Activities

For the nine months ended September 30, 2020, our Net cash provided by/(used in) financing activities was $(173.0) million, compared to $740.6 million for the comparable period of 2019.

The following significant financing activities occurred during the nine months ended September 30, 2020:

●	repayments of secured debt of $358.1 million, which was partially offset by proceeds from the issuance of secured debt of $160.9 million;
●	issued $200.0 million of 3.20% senior unsecured medium-term notes due January 15, 2030, for net proceeds of approximately $211.3 million;
●	issued $400.0 million of 2.10% senior unsecured medium-term notes due August 1, 2032, for net proceeds of approximately $399.6 million;
●	repayment of $116.9 million senior unsecured medium-term notes due July 2024, pursuant to our tender offer;
●	net repayment of $70.0 million on our unsecured commercial paper program;
●	repurchase of 0.6 million common shares for approximately $19.8 million;
●	payment of $313.3 million of distributions to our common stockholders; and
●	payment of prepayment and extinguishment costs of $35.5 million from the early prepayment of debt.

Credit Facilities and Commercial Paper Program

During the three months ended September 30, 2020, the Company prepaid the $201.9 million outstanding balance under its secured credit facility with New York Life with proceeds from the issuance of senior unsecured medium-term notes. The Company incurred net extinguishment costs of $9.0 million during both the three and nine months ended September 30, 2020, which was included in Interest expense on the Consolidated Statements of Operations.

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

As of September 30, 2020, we had no outstanding borrowings under the Revolving Credit Facility, leaving $1.1 billion of unused capacity (excluding $2.9 million of letters of credit at September 30, 2020), and $350.0 million of outstanding borrowings under the Term Loan.

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

As of September 30, 2020, we had $22.1 million of outstanding borrowings under the Working Capital Credit Facility, leaving $52.9 million of unused capacity.

The bank revolving credit facilities and the term loan are subject to customary financial covenants and limitations, all of which we were in compliance with at September 30, 2020.

We have an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper up to a maximum aggregate amount outstanding of $500 million. The notes are sold under customary terms in the United States commercial paper market and rank pari passu with all of our other unsecured indebtedness. The notes are fully and unconditionally guaranteed by the Operating Partnership. As of September 30, 2020, we had issued $230.0 million of commercial paper, for one month terms, at a weighted average annualized rate of 0.30%, leaving $270.0 million of unused capacity. In October 2020, the entire $230.0 million of outstanding unsecured commercial paper as of September 30, 2020 was repaid at maturity with additional proceeds of unsecured commercial paper with maturity dates in November 2020 and proceeds under the Working Capital Credit Facility.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets and operations. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $314.1 million in variable rate debt that is not subject to interest rate swap contracts as of September 30, 2020. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the nine months ended September 30, 2020 would increase by $3.0 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by/(used in) operating activities	$456,592	$456,876
Net cash provided by/(used in) investing activities	(292,731)	(1,382,802)
Net cash provided by/(used in) financing activities	(172,952)	740,576

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019.

Net Income/(Loss) Attributable to Common Stockholders

Net income/(loss) attributable to common stockholders was $(26.3) million ($(0.09) per diluted share) for the three months ended September 30, 2020, as compared to $26.2 million ($0.09 per diluted share) for the comparable period in the prior year. The decrease resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	an increase in depreciation expense of $24.6 million primarily due to communities acquired in 2020 and 2019, partially offset by a decrease from fully depreciated assets;
●	an increase in interest expense of $19.7 million primarily due to $24.5 million from net extinguishment costs from the prepayment of debt during the three months ended September 30, 2020 as compared to $6.3 million for the three months ended September 30, 2019, and higher average debt balances; and
●	a decrease in income/(loss) from unconsolidated entities of $9.8 million primarily due to a $5.3 million gain recognized on the sale of an operating property from our UDR/KFH joint venture in 2019 and a $4.4 million unrealized gain recorded on an unconsolidated technology investment in 2019.

This was partially offset by:

●	an increase in total property NOI of $7.5 million primarily due to NOI from additional operating communities, including those acquired in 2020 and 2019, partially offset by an approximately $3.7 million reserve recorded on our multifamily tenant lease receivables.

Net income/(loss) attributable to common stockholders was $34.6 million ($0.12 per diluted share) for the nine months ended September 30, 2020, as compared to $84.3 million ($0.30 per diluted share) for the comparable period in the prior year. The decrease resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

●	an increase in depreciation expense of $104.7 million primarily due to communities acquired in 2020 and 2019, partially offset by a decrease from fully depreciated assets; and

●	an increase in interest expense of $29.7 million primarily due to $24.5 million from net extinguishment cost from the prepayment of debt during the nine months ended September 30, 2020 as compared to $6.3 million for the nine months ended September 30, 2019, and higher average debt balances.

This was partially offset by:

●	gains of $61.3 million from the sale of two operating communities located in Kirkland, Washington and Bellevue, Washington during the nine months ended September 30, 2020, as compared to a gain of $5.3 million on the sale of a parcel of land in Los Angeles, California during the nine months ended September 30, 2019; and
●	an increase in total property NOI of $55.8 million primarily due to NOI from additional operating communities, including those acquired in 2020 and 2019, partially offset by an approximately $8.8 million reserve recorded on our multifamily tenant lease receivables.

Apartment Community Operations

Our net income results are primarily from NOI generated from the operation of our apartment communities. The Company defines NOI, which is a non-GAAP financial measure, as rental income less direct property rental expenses. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. Excluded from NOI is property management expense, which is calculated as 2.875% of property revenue, and land rent. Property management expense covers costs directly related to consolidated property operations, inclusive of corporate management, regional supervision, accounting and other costs.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, (a)			September 30, (b)
	2020	2019	% Change	2020	2019	% Change
Same-Store Communities:
Same-Store rental income	$246,847	$263,010	(6.1)%	$700,002	$713,297	(1.9)%
Same-Store operating expense (c)	(79,037)	(75,924)	4.1%	(209,483)	(201,946)	3.7%
Same-Store NOI	167,810	187,086	(10.3)%	490,519	511,351	(4.1)%

Non-Mature Communities/Other NOI:
Stabilized, non-mature communities NOI (d)	22,277	4,107	442.4%	115,815	49,894	132.1%
Acquired communities NOI	1,807	762	137.1%	4,996	762	555.6%
Redevelopment communities NOI	2,152	3,809	(43.5)%	11,522	13,953	(17.4)%
Development communities NOI	(4)	(2)	100.0%	(109)	(2)	NM *
Non-residential/other NOI (e)	15,850	4,712	236.4%	19,639	9,536	105.9%
Sold and held for disposition communities NOI	1,240	3,175	(60.9)%	6,468	7,573	(14.6)%
Total Non-Mature Communities/Other NOI	43,322	16,563	161.6%	158,331	81,716	93.8%
Total property NOI	$211,132	$203,649	3.7%	$648,850	$593,067	9.4%

* Not meaningful

(a)	Same-Store consists of 40,258 apartment homes.
(b)	Same-Store consists of 37,607 apartment homes.
(c)	Excludes depreciation, amortization, and property management expenses.
(d)	Represents non-mature communities that have achieved 90% occupancy for three consecutive months but do not meet the criteria to be included in Same-Store Communities.
(e)	Primarily non-residential revenue and expense and straight-line adjustment for concessions.

The following table is our reconciliation of Net income/(loss) attributable to UDR, Inc. to total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income/(loss) attributable to UDR, Inc.	$(25,258)	$27,204	$37,734	$87,326
Joint venture management and other fees	(1,199)	(6,386)	(3,861)	(11,982)
Property management	8,879	8,309	26,879	24,018
Other operating expenses	5,543	2,751	16,609	11,132
Real estate depreciation and amortization	151,949	127,391	462,481	357,793
General and administrative	11,958	12,197	37,907	37,002
Casualty-related charges/(recoveries), net	—	(1,088)	1,353	(842)
Other depreciation and amortization	3,887	1,619	7,939	4,953
(Gain)/loss on sale of real estate owned	—	—	(61,303)	(5,282)
(Income)/loss from unconsolidated entities	(2,940)	(12,713)	(14,328)	(19,387)
Interest expense	62,268	42,523	140,182	110,482
Interest income and other (income)/expense, net	(2,183)	(1,875)	(7,304)	(12,998)
Tax provision/(benefit), net	187	1,499	1,877	3,836
Net income/(loss) attributable to redeemable noncontrolling interests in the Operating Partnership and DownREIT Partnership	(1,990)	2,162	2,614	6,871
Net income/(loss) attributable to noncontrolling interests	31	56	71	145
Total property NOI	$211,132	$203,649	$648,850	$593,067

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to July 1, 2019 (for the quarter-to-date comparison) and January 1, 2019 (for the year-to-date comparison) and held on September 30, 2020 consisted of 40,258 and 37,607 apartment homes and provided 79.5% and 75.6% of our total NOI for the three and nine months ended September 30, 2020, respectively.

Three Months Ended September 30, 2020 vs. Three Months Ended September 30, 2019

NOI for our Same-Store Community properties decreased 10.3%, or $19.3 million, for the three months ended September 30, 2020 compared to the same period in 2019. The decrease in property NOI was attributable to a 6.1%, or $16.2 million, decrease in property rental income and a 4.1%, or $3.1 million, increase in operating expenses. The decrease in property rental income was primarily driven by a $3.4 million increase in our reserve on multifamily tenant lease receivables, an increase of $7.2 million in rent concessions and an increase of $5.7 million in occupancy loss, partially offset by a 0.1%, or $0.3 million, increase in rental rates and a 0.6%, or $0.2 million, increase in reimbursement and ancillary and fee income. Physical occupancy decreased by 1.4% to 95.4% and total monthly income per occupied home decreased 4.8% to $2,143.

The increase in operating expenses was primarily driven by a 5.4%, or $1.7 million, increase in real estate taxes, which was primarily due to higher assessed valuations, and an 18.0%, or $2.0 million, increase in repair and maintenance expense due to the increased use of third party vendors, partially offset by a 6.4%, or $1.0 million, decrease in personnel expense as a result of fewer employees.

The operating margin (property net operating income divided by property rental income) was 68.0% and 71.1% for the three months ended September 30, 2020 and 2019, respectively.

Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019

NOI for our Same-Store Community properties decreased 4.1%, or $20.8 million, for the nine months ended September 30, 2020 compared to the same period in 2019. The decrease in property NOI was attributable to a 1.9%, or $13.3 million, decrease in property rental income and a 3.7%, or $7.5 million, increase in operating expenses. The decrease in property rental income was primarily driven by a $7.5 million increase in our reserve on multifamily tenant lease receivables, an increase of $8.2 million in rent concessions and an increase of $8.0 million in occupancy loss, partially offset by a 1.6%, or $10.4 million, increase in rental rates and a 0.4%, or $0.3 million, increase in reimbursement and ancillary and fee income. Physical occupancy decreased by 0.5% to 96.3% and total monthly income per occupied home decreased 1.3% to $2,148.

The increase in operating expenses was primarily driven by a 6.7%, or $5.6 million, increase in real estate taxes, which was primarily due to higher assessed valuations, and a 12.4%, or $3.5 million, increase in repair and maintenance expense due to the increased use of third party vendors, partially offset by a 7.1%, or $2.9 million, decrease in personnel expense as a result of fewer employees.

The operating margin (property net operating income divided by property rental income) was 70.1% and 71.7% for the nine months ended September 30, 2020 and 2019, respectively.

Non-Mature Communities/Other

UDR’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties, and non-apartment components of mixed use properties.

Three Months Ended September 30, 2020 vs. Three Months Ended September 30, 2019

The remaining 20.5%, or $43.3 million, of our total NOI during the three months ended September 30, 2020 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 161.6%, or $26.8 million, for the three months ended September 30, 2020 as compared to the same period in 2019. The increase was primarily attributable to an $18.2 million increase in stabilized, non-mature communities NOI due to operating communities acquired in 2020 and 2019 and an $11.1 million increase in non-residential/other primarily due to changes in straight-line rent as a result of increased tenant rent concessions during the period, partially offset by a $1.9 million decrease in NOI from sold and held for disposition communities.

Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019

The remaining 24.4%, or $158.3 million, of our total NOI during the nine months ended September 30, 2020 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased by 93.8%, or $76.6 million, for the nine months ended September 30, 2020 as compared to the same period in 2019. The increase was primarily attributable to a $65.9 million increase in stabilized, non-mature communities NOI due to operating communities acquired in 2020 and 2019, a $10.1 million increase in non-residential/other primarily due to changes in straight-line rent as a result of increased tenant rent concessions during the period and a $4.2 million increase in acquired communities, partially offset by a $2.4 million decrease in NOI from redevelopment communities.

Real estate depreciation and amortization

For the three months ended September 30, 2020 and 2019, the Company recognized real estate depreciation and amortization of $151.9 million and $127.4 million, respectively. The increase in 2020 as compared to 2019 was primarily attributable to communities acquired in 2020 and 2019, partially offset by a decrease from fully depreciated assets.

For the nine months ended September 30, 2020 and 2019, the Company recognized real estate depreciation and amortization of $462.5 million and $357.8 million, respectively. The increase in 2020 as compared to 2019 was primarily attributable to communities acquired in 2020 and 2019, partially offset by a decrease from fully depreciated assets.

Gain/(Loss) on sale of real estate owned

During the nine months ended September 30, 2020, the Company recognized gains of $61.3 million from the sale of two operating communities located in Kirkland, Washington and Bellevue, Washington. During the nine months ended September 30, 2019, the Company recognized a gain of $5.3 million on the sale of a parcel of land in Los Angeles, California.

Interest expense

For the three months ended September 30, 2020 and 2019, the Company recognized interest expense of $62.3 million and $42.5 million, respectively. The increase in 2020 as compared to 2019 was primarily due to $24.5 million from net extinguishment cost from the prepayment of debt during the three months ended September 30, 2020 as compared to $6.3 million for the three months ended September 30, 2019, and higher average debt balances.

For the nine months ended September 30, 2020 and 2019, the Company recognized interest expense of $140.2 million and $110.5 million, respectively. The increase in 2020 as compared to 2019 was primarily due to $24.5 million from net extinguishment cost from the prepayment of debt during the nine months ended September 30, 2020 as compared to $6.3 million for the nine months ended September 30, 2019, and higher average debt balances.

Income/(loss) from unconsolidated entities

For the three months ended September 30, 2020 and 2019, we recognized income/(loss) from unconsolidated entities of $2.9 million and $12.7 million, respectively. The decrease in 2020 as compared to 2019 was primarily due to a $5.3 million gain recognized on the sale of an operating property from our UDR/KFH joint venture in 2019 and a $4.4 million unrealized gain recorded on an unconsolidated technology investment in 2019.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and nine months ended September 30, 2020.

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

The following table outlines our reconciliation of Net income/(loss) attributable to common stockholders to FFO, FFOA, and AFFO for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income/(loss) attributable to common stockholders	$(26,309)	$26,173	$34,555	$84,253
Real estate depreciation and amortization	151,949	127,391	462,481	357,793
Noncontrolling interests	(1,959)	2,218	2,685	7,016
Real estate depreciation and amortization on unconsolidated joint ventures	8,738	14,615	26,299	45,500
Net gain on the sale of unconsolidated depreciable property	—	(5,259)	—	(10,510)
Net gain on the sale of depreciable real estate owned	—	—	(61,303)	—
FFO attributable to common stockholders and unitholders, basic	$132,419	$165,138	$464,717	$484,052
Distributions to preferred stockholders — Series E (Convertible)	1,051	1,031	3,179	3,073
FFO attributable to common stockholders and unitholders, diluted	$133,470	$166,169	$467,896	$487,125
Income/(loss) per weighted average common share, diluted	$(0.09)	$0.09	$0.12	$0.30
FFO per weighted average common share and unit, basic	$0.42	$0.53	$1.47	$1.58
FFO per weighted average common share and unit, diluted	$0.42	$0.53	$1.46	$1.57
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	317,034	310,917	316,939	305,666
Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	320,242	314,751	320,210	309,371

Impact of adjustments to FFO:
Costs associated with debt extinguishment and other	$24,540	$6,283	$24,540	$6,283
Promoted interest on settlement of note receivable, net of tax	—	—	—	(6,482)
Legal and other costs	1,570	—	3,914	3,660
Net gain on the sale of non-depreciable real estate owned	—	—	—	(5,282)
Unrealized (gain)/loss on unconsolidated technology investments, net of tax	155	(3,144)	(3,147)	(3,373)
Joint venture development success fee	—	(3,750)	—	(3,750)
Severance costs and other restructuring expense	254	274	1,896	274
Casualty-related charges/(recoveries), net	74	(1,088)	1,722	(827)
Casualty-related charges/(recoveries) on unconsolidated joint ventures, net	—	(651)	31	(424)
	$26,593	$(2,076)	$28,956	$(9,921)
FFOA attributable to common stockholders and unitholders, diluted	$160,063	$164,093	$496,852	$477,204

FFOA per weighted average common share and unit, diluted	$0.50	$0.52	$1.55	$1.54

Recurring capital expenditures	(17,397)	(13,177)	(39,110)	(33,145)
AFFO attributable to common stockholders and unitholders, diluted	$142,666	$150,916	$457,742	$444,059

AFFO per weighted average common share and unit, diluted	$0.45	$0.48	$1.43	$1.44

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the UDR Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Weighted average number of common shares and OP/DownREIT Units outstanding — basic	317,034	310,917	316,939	305,666
Weighted average number of OP/DownREIT Units outstanding	(22,321)	(22,211)	(22,312)	(23,068)
Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	294,713	288,706	294,627	282,598

Weighted average number of common shares, OP/DownREIT Units, and common stock equivalents outstanding — diluted	320,242	314,751	320,210	309,371
Weighted average number of OP/DownREIT Units outstanding	(22,321)	(22,211)	(22,312)	(23,068)
Weighted average number of Series E Cumulative Convertible Preferred shares outstanding	(2,918)	(3,011)	(2,960)	(3,011)
Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	295,003	289,529	294,938	283,292

United Dominion Realty, L.P.:

Business Overview

United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”) is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At September 30, 2020, the Operating Partnership’s real estate portfolio included 52 communities located in nine states and the District of Columbia with a total of 16,434 apartment homes.

As of September 30, 2020, UDR owned 0.1 million units of our general partnership interests and 176.1 million units of our limited partnership interests (the “OP Units”), or approximately 95.3% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this section of this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries, and all references in this section to “UDR” or the “General Partner” refer solely to UDR, Inc.

UDR is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in June 2003. At September 30, 2020, the General Partner’s consolidated real estate portfolio included 148 communities located in 13 states and the District of Columbia with a total of 47,488 apartment homes. In addition, the General Partner had an ownership interest in 5,668 completed or to-be-completed apartment homes through unconsolidated joint ventures or partnerships, including 2,538 apartment homes owned by entities in which we hold preferred equity investments.

The Operating Partnership’s same-store community apartment home population for both the three and nine months ended September 30, 2020 was 15,609.

The following table summarizes our market information by major geographic markets as of and for the three and nine months ended September 30, 2020:

		September 30, 2020			Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
			Percentage	Total		Monthly		Monthly
	Number of	Number of	of Total	Carrying	Average	Income per	Average	Income per
	Apartment	Apartment	Carrying	Value (in	Physical	Occupied	Physical	Occupied
Same-Store Communities	Communities	Homes	Value	thousands)	Occupancy	Home (a)	Occupancy	Home (a)
West Region
Orange County, CA	5	3,119	19.2%	$751,816	96.5%	$2,258	96.7%	$2,287
San Francisco, CA	9	2,185	15.7%	615,236	87.9%	3,193	92.7%	3,291
Seattle, WA	5	932	5.9%	232,569	96.3%	2,093	96.9%	2,105
Monterey Peninsula, CA	7	1,565	4.7%	184,439	97.2%	1,935	96.6%	1,936
Los Angeles, CA	2	344	3.0%	117,646	96.4%	2,697	96.7%	2,759
Other Southern California	1	414	2.0%	76,475	97.6%	2,199	97.2%	2,157
Portland, OR	2	476	1.3%	51,827	96.8%	1,625	97.0%	1,631
Mid-Atlantic Region
Metropolitan D.C.	5	1,736	11.2%	439,939	95.7%	2,489	96.3%	2,535
Baltimore, MD	2	540	2.9%	107,871	98.1%	1,585	97.7%	1,557
Northeast Region
New York, NY	1	503	8.5%	334,110	80.5%	3,219	90.4%	3,670
Boston, MA	1	387	1.9%	75,672	96.7%	2,024	95.8%	2,071
Southeast Region
Tampa, FL	2	942	2.9%	112,445	97.6%	1,550	97.6%	1,541
Nashville, TN	6	1,612	4.0%	157,281	97.6%	1,374	97.6%	1,348
Other Florida	1	636	2.3%	88,452	97.7%	1,659	97.2%	1,641
Southwest Region
Denver, CO	1	218	3.7%	144,858	94.1%	2,968	93.1%	3,063
Total/Average Same-Store Communities	50	15,609	89.2%	3,490,636	95.0%	$2,194	96.1%	$2,241
Non-Mature, Commercial Properties & Other	1	493	7.5%	292,646
Total Real Estate Held for Investment	51	16,102	96.7%	3,783,282
Real Estate Held for Disposition (b)	1	332	3.3%	129,396
Total Real Estate Owned	52	16,434	100.0%	3,912,678
Total Accumulated Depreciation				(1,902,081)
Total Real Estate Owned, Net of Accumulated Depreciation				$2,010,597
(a)	Monthly Income per Occupied Home represents total monthly revenues divided by the average physical number of occupied apartment homes in our Same-Store portfolio.
(b)	The Operating Partnership had one community located in Metropolitan D.C. that met the criteria to be classified as held for disposition at September 30, 2020.

We report in two segments: Same-Store Communities and Non-Mature Communities/Other.

Our Same-Store Communities segment represents those communities acquired, developed, and stabilized prior to July 1, 2019 (for quarter-to-date comparison) and January 1, 2019 (for year-to-date comparison) and held as of September 30, 2020. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior period, there is no plan to conduct substantial redevelopment activities, and the communities are not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

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

As of September 30, 2020, the Operating Partnership does not have any debt maturing during the remainder of 2020.

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

Statements of Cash Flows

The following discussion explains the changes in Net cash provided by/(used in) operating activities, Net cash provided by/(used in) investing activities, and Net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019.

Operating Activities

For the nine months ended September 30, 2020, Net cash provided by/(used in) operating activities was $180.4 million compared to $197.9 million for the comparable period in 2019. The decrease in cash flow from operating activities was primarily due to changes in operating assets and liabilities and a decrease in net operating income, primarily driven by a reserve recorded in 2020 on our multifamily tenant lease receivables.

Investing Activities

For the nine months ended September 30, 2020, Net cash provided by/(used in) investing activities was $(21.7) million compared to $(31.7) million for the comparable period in 2019. The decrease in cash used in investing activities was primarily due to a decrease in capital expenditures during the nine months ended September 30, 2020, as compared to the same period in 2019.

Acquisitions and Dispositions

The Operating Partnership did not have any acquisitions or dispositions of real estate during the nine months ended September 30, 2020.

Financing Activities

For the nine months ended September 30, 2020 and 2019, our Net cash provided by/(used in) financing activities was $(157.3) million compared to $(165.2) million for the comparable period of 2019. The decrease in cash used in financing activities was primarily due to a decrease in repayments of notes payable to the General Partner, partially offset by proceeds from the issuance of secured debt in 2019.

Guarantor on Unsecured Debt

The Operating Partnership is the guarantor on the General Partner’s unsecured revolving credit facility with an aggregate borrowing capacity of $1.1 billion, an unsecured commercial paper program with an aggregate borrowing capacity of $500 million, a $350 million term loan due September 2023, $183 million of medium-term notes due July 2024, $300 million of medium-term notes due October 2025, $300 million of medium-term notes due September 2026, $300 million of medium-term notes due July 2027, $300 million of medium-term notes due January 2028, $300 million of medium-term notes due January 2029, $600 million of medium-term notes due January 2030, $400 million of medium-term notes due August 2031, $400 million of medium-term notes due August 2032 and $300 million of medium-term notes due November 2034. As of September 30, 2020 and December 31, 2019, the General Partner did not have an outstanding balance under the unsecured revolving credit facility and had $230.0 million and $300.0 million, respectively, outstanding under its unsecured commercial paper program.

The credit facilities are subject to customary financial covenants and limitations.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $27.0 million in variable rate debt that is not subject to interest rate swap contracts as of September 30, 2020. If market interest rates for variable rate debt increased by 100 basis points, our interest expense for the nine months ended September 30, 2020 would increase by $0.2 million based on the average balance outstanding during the period.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by/(used in) operating activities	$180,416	$197,874
Net cash provided by/(used in) investing activities	(21,652)	(31,668)
Net cash provided by/(used in) financing activities	(157,250)	(165,217)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019.

Net Income/(Loss) Attributable to OP Unitholders

Net income attributable to OP unitholders was $18.6 million ($0.10 per diluted OP Unit) for the three months ended September 30, 2020, as compared to net income of $26.8 million ($0.15 per diluted OP Unit) for the comparable period in the prior year. The decrease in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

●	a decrease in total property NOI of $6.1 million, primarily due to an approximately $1.6 million reserve recorded on our multifamily tenant lease receivables, an increase in real estate taxes due to higher assessed valuations, and an increase in repair and maintenance expenses due to increased use of third party vendors, partially offset by a decrease in personnel expense as result of fewer employees; and
●	an increase in other operating expenses of $1.8 million, primarily due to higher ground lease expense.

Net income attributable to OP unitholders was $62.1 million ($0.34 per diluted OP Unit) for the nine months ended September 30, 2020, as compared to net income of $78.2 million ($0.42 per diluted OP Unit) for the comparable period in the prior year. The decrease in net income attributable to OP unitholders resulted primarily from the following items, which are discussed in further detail elsewhere within this Report:

●	a decrease in total property NOI of $10.2 million, primarily due to an approximately $3.6 million reserve recorded on our multifamily tenant lease receivables, an increase in real estate taxes due to higher assessed valuations, and an increase in repair and maintenance expenses due to increased use of third party vendors, partially offset by a decrease in personnel expense as result of fewer employees; and
●	an increase in other operating expenses of $4.7 million, primarily due to higher ground lease expense.

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

The following table summarizes the operating performance of our total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, (a)%			September 30, (a)%
	2020	2019	Change	2020	2019	Change
Same-Store Communities:
Same-Store rental income	$95,668	$101,984	(6.2)%	$296,074	$302,043	(2.0)%
Same-Store operating expense (b)	(28,200)	(26,700)	5.6%	(81,001)	(77,451)	4.6%
Same-Store NOI	67,468	75,284	(10.4)%	215,073	224,592	(4.2)%

Non-Mature Communities/Other NOI:
Redevelopment communities NOI	965	2,535	(61.9)%	7,408	9,533	(22.3)%
Non-residential/other NOI (c)	5,076	1,589	219.4%	4,669	3,199	46.0%
Sold and held for disposition communities NOI	1,240	1,424	(12.9)%	4,279	4,327	(1.1)%
Total Non-Mature Communities/Other NOI	7,281	5,548	31.2%	16,356	17,059	(4.1)%
Total property NOI	$74,749	$80,832	(7.5)%	$231,429	$241,651	(4.2)%
(a)	Same-Store consists of 15,609 apartment homes.
(b)	Excludes depreciation, amortization, and property management expenses.
(c)	Primarily non-residential revenue and expense and straight-line adjustment for concessions.

The following table is our reconciliation of Net income/(loss) attributable to OP unitholders to total property NOI for each of the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income/(loss) attributable to OP unitholders	$18,622	$26,835	$62,113	$78,175
Property management	3,095	3,211	9,345	9,498
Other operating expenses	4,110	2,301	11,806	7,123
Real estate depreciation and amortization	35,335	35,155	106,065	104,730
General and administrative	4,323	4,066	13,582	12,878
Casualty-related charges/(recoveries), net	—	(1,088)	188	(1,169)
(Income)/loss from unconsolidated entities	1,562	2,383	4,984	6,917
Interest expense	7,267	7,521	21,901	22,247
Net income/(loss) attributable to noncontrolling interests	435	448	1,445	1,252
Total property NOI	$74,749	$80,832	$231,429	$241,651

Same-Store Communities

Our Same-Store Community properties, those acquired, developed, and stabilized prior to July 1, 2019 (for quarter-to-date comparison) and January 1, 2019 (for year-to-date comparison) and held as of September 30, 2020, consisted of 15,609 apartment homes for both periods and provided 90.3% and 92.9% of our total NOI for the three and nine months ended September 30, 2020, respectively.

Three Months Ended September 30, 2020 vs. Three Months Ended September 30, 2019

NOI for our Same-Store Community properties decreased 10.4%, or $7.8 million, for the three months ended September 30, 2020 compared to the same period in 2019. The decrease in property NOI was primarily attributable to a 6.2%, or $6.3 million, decrease in property rental income and a 5.6%, or $1.5 million, increase in operating expenses. The decrease in property rental income was primarily driven by a $1.7 million increase in our reserve on multifamily tenant lease receivables, a $2.5 million increase in rent concessions and a $2.7 million increase in occupancy loss, partially offset by a $0.4 million increase in rental rates and a $0.1 million increase in reimbursement and ancillary and fee income. Physical occupancy decreased 1.8% to 95.0% and total monthly income per occupied home decreased 4.4% to $2,194.

The increase in operating expenses was primarily driven by a 7.8%, or $0.8 million, increase in real estate taxes, which was primarily due to higher assessed valuations and a 23.2%, or $1.0 million, increase in repair and maintenance expense due to the increased use of third party vendors, partially offset by an 8.6%, or $0.5 million, decrease in personnel expense as a result of fewer employees.

The operating margin (property net operating income divided by property rental income) was 70.5% and 73.8% for the three months ended September 30, 2020 and 2019, respectively.

Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019

NOI for our Same-Store Community properties decreased 4.2%, or $9.5 million, for the nine months ended September 30, 2020 compared to the same period in 2019. The decrease in property NOI was primarily attributable to a 2.0%, or $6.0 million, decrease in property rental income and a 4.6%, or $3.6 million, increase in operating expenses. The decrease in property rental income was primarily driven by a $3.8 million increase in our reserve on multifamily tenant lease receivables, a $3.1 million increase in rent concessions and a $3.9 million increase in occupancy loss, partially offset by a 1.7%, or $4.6 million, increase in rental rates and a 0.4%, or $0.2 million, increase in reimbursement and ancillary and fee income. Physical occupancy decreased 0.7% to 96.1% and total monthly income per occupied home increased 1.3% to $2,241.

The increase in operating expenses was primarily driven by an 8.1%, or $2.3 million, increase in real estate taxes, which was primarily due to higher assessed valuations and a 15.3%, or $1.9 million, increase in repair and maintenance expense due to the increased use of third party vendors, partially offset by a 7.9%, or $1.3 million, decrease in personnel expense as a result of fewer employees.

The operating margin (property net operating income divided by property rental income) was 72.6% and 74.4% for the nine months ended September 30, 2020 and 2019, respectively.

Non-Mature Communities/Other

The Operating Partnership’s Non-Mature Communities/Other represent those communities that do not meet the criteria to be included in Same-Store Communities, which include communities recently developed or acquired, redevelopment properties, sold or held for disposition properties and the non-apartment components of mixed use properties.

Three Months Ended September 30, 2020 vs. Three Months Ended September 30, 2019

The remaining 9.7%, or $7.3 million, of our total NOI during the three months ended September 30, 2020 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other increased 31.2%, or $1.7 million, for the three months ended September 30, 2020, compared to the same period in 2019. The increase was primarily attributable to a $3.5 million increase in NOI from non-residential/other primarily due to changes in straight-line rent as a result of increased tenant rent concessions during the period, partially offset by a $1.6 million decrease in NOI from redevelopment communities.

Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019

The remaining 7.1%, or $16.4 million, of our total NOI during the nine months ended September 30, 2020 was generated from our Non-Mature Communities/Other. NOI from Non-Mature Communities/Other decreased 4.1%, or $0.7 million, for the nine months ended September 30, 2020, compared to the same period in 2019. The decrease was primarily attributable to a $2.1 million decrease in NOI from redevelopment communities, partially offset by an $1.5 million increase in NOI from non-residential/other primarily due to changes in straight-line rent as a result of increased tenant rent concessions during the period.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and material costs, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for any inflationary effects by increasing rental rates on our apartment homes. Although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and nine months ended September 30, 2020.

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

See our Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2020, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.

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

Since being first reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The pandemic has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. While operations in certain areas have been allowed to fully or partially re-open, many areas are experiencing new closures or restrictions subsequent to re-opening and no assurance can be given that such closures or restrictions will not continue to occur. Our headquarters and all of our properties and our corporate offices are located in areas that are or have been subject to shelter-in-place orders and restrictions on the types of businesses that may continue to operate.

The impact of the COVID-19 pandemic and measures to prevent its spread could materially and adversely affect our business in a number of ways. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our residents and retail and commercial tenants to meet their rent obligations to us, which have been in certain cases, and could continue to be, adversely affected by, among other things, job losses, furloughs, store closures, lower incomes and uncertainty about the future as a result of the COVID-19 pandemic. The deterioration of economic conditions as a result of the pandemic in certain locations have materially decreased, and in other locations may ultimately materially decrease, occupancy levels and rents in our portfolio, which could adversely affect the value of our properties. In addition, numerous state, local, federal and industry-initiated efforts, including eviction moratoriums, shelter-in-place orders and prohibitions on charging certain fees, have affected, and may continue to affect, our ability to collect rent or enforce remedies for the failure to pay rent, which have negatively impacted, and may continue to negatively impact, our ability to remove residents or retail and commercial tenants who are not paying rent and our ability to rent their units or other space to new residents or retail and commercial tenants, respectively. Even if these measures are lifted, additional cases of COVID-19 may result in governments reinstating these or similar measures. State, local, and federal governments also have increased, and may in the future increase, property taxes or other taxes, or fees, or may enact new taxes or fees, in order to increase revenue, which has in the past, and may in the future, increase our expenses. Our development and construction projects, including those in our Developer Capital Program, also could be adversely affected, including as a result of disruptions in supply chains and government restrictions on the types of projects that may continue during the pandemic or as a result of delayed construction schedules due to social distancing efforts or occurrences of the virus at a construction site. The COVID-19 pandemic and measures to prevent its spread also could adversely affect the businesses and financial condition of our counterparties, including our joint venture partners, borrowers under our mezzanine loans, and general contractors and their subcontractors, and their ability to satisfy their obligations to us and to complete transactions or projects with us as intended. In addition, a significant number of our retail tenants were, or have been, forced to close temporarily or operate on a limited basis as a result of COVID-19 and related government actions, which has resulted in, and could continue to result in, delays in rent payments, rent concessions, early lease terminations or tenant bankruptcies.

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

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic and the duration of, or the reinstatement of, government measures to mitigate the pandemic or address its effects, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the full effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

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

The Geographic Concentration of Our Communities in Certain Markets Could Have an Adverse Effect on Our Operations if a Particular Market is Adversely Impacted by Economic or Other Conditions. For the nine months ended September 30, 2020, approximately 51.4% of our total NOI was generated from communities located in the Washington, D.C. metropolitan area (15.9%), Orange County, CA (13.7%), the San Francisco Bay Area, CA (10.4%) and Boston, MA (11.4%). For the year ended December 31, 2019, approximately 52.7% of our total NOI was generated from communities located in the Washington, D.C. metropolitan area (16.2%), Orange County, CA (14.2%), the San Francisco Bay Area, CA (12.2%) and New York, NY (10.1%). As a result, if any one or more of these markets is adversely impacted by regional or local economic conditions or real estate market conditions, such conditions may have a greater adverse impact on our results of operations than if our portfolio was more geographically diverse. For example, the urban core markets of New York, NY, San Francisco Bay

Area, CA, and Boston, MA have been more adversely impacted by the COVID-19 pandemic in comparison to our other markets, resulting in larger decreases in rental income from elevated rent concessions and lower occupancy in those markets. In addition, if one or more of these markets is adversely affected by changes in regional or local regulations, including those related to rent control or stabilization, such regulations may have a greater adverse impact on our results of operation than if our portfolio was more geographically diverse.

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

We Face Certain Risks Related to Our Retail and Commercial Space. Certain of our properties include retail or commercial space that we lease to third parties. The long term nature of our retail and commercial leases (generally five to ten years with market-based or fixed-price renewal options) and the characteristics of many of our tenants (generally small and/or local businesses) may subject us to certain risks, including risks related to such tenants being required not to operate, or to operate on a limited basis, due to the COVID-19 pandemic. The longer term leases could result in below market lease rates over time. Tenants may provide guarantees and other credit support which may prove to be inadequate or uncollectable, and the failure rate of small and/or local businesses may be higher than average. We may not be able to lease new space for rents that are consistent with our projections or for market rates. Also, when leases for our retail or commercial space terminate either at the end of the lease or because a tenant leaves early, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the prior lease terms or we may incur additional expenses related to modifications of the spaces in order to satisfy new tenants. Our properties compete with other properties with retail or commercial space. The presence of competitive alternatives may adversely affect our ability to lease space and the level of rents we can obtain. If our retail or commercial tenants experience financial distress or bankruptcy, they have in the past and may in the future fail to comply with their contractual obligations, seek concessions in order to continue operations, or cease their operations, which could adversely impact our results of operations and financial condition.

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

Bankruptcy or Defaults of Our Counterparties Could Adversely Affect Our Performance. We have relationships with and, from time to time, we execute transactions with or receive services from many counterparties, such as general contractors engaged in connection with our development activities, borrowers, or joint venture partners, among others. As a result, bankruptcies or defaults by these counterparties or their subcontractors could result in services not being provided, projects not being completed on time, or on budget, or at all, or contractual obligations to us not being satisfied, or volatility in the financial markets and economic weakness could affect the counterparties’ ability to complete transactions with us as intended, both of which could result in disruptions to our operations that may adversely affect our financial condition and results of operations.

Property Ownership Through Partnerships and Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and/or acquire properties in partnerships and joint ventures, including those in which we own a preferred interest, with other persons or entities when we believe circumstances warrant the use of such structures. As of September 30, 2020, we had active joint ventures and partnerships, including our preferred equity investments, with a total equity investment of $646.4 million. We could become engaged in a dispute with one or more of our partners which could adversely impact us. Moreover, our partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners may have competing interests in our markets that could create conflicts of interest. Also, our partners might fail to make capital contributions when due, which may require us to contribute additional capital or may negatively impact the project. In addition, we may be responsible to our partners for indemnifiable losses. In general, we and our partners may each have the right to trigger a buy-sell or other similar arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the partnership or joint venture (if we are the seller) or of the other partner’s interest in the partnership or joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income.

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

The Adoption of, or Changes to, Rent Control, Rent Stabilization, Eviction, Tenants’ Rights and Similar Laws and Regulations in Our Markets Could Have an Adverse Effect on Our Results of Operations and Property Values. Various state and local governments have enacted and may continue to enact rent control, rent stabilization, or limitations, and similar laws and regulations that could limit our ability to raise rents or charge certain fees, including laws or court orders, either of which could have a retroactive effect. For example, in June 2019, the State of New York enacted new rent control regulations known as the Housing Stability and Tenant Protection Act of 2019 and, in October of 2019, the State of California enacted the Tenant Protection Act of 2019. We have seen a recent increase in governments enacting or considering, or being urged to consider, such laws and regulations. State and local governments or courts also may make changes to laws related to allowable fees, eviction and other tenants’ rights laws and regulations (including changes in response to COVID-19 and other changes that apply retroactively) that could adversely impact our results of operations and the value of our properties. Laws and regulations regarding rent control, rent stabilization, eviction, tenants’ rights, and similar matters, as well as any lawsuits against us arising from such laws and regulations, may limit our ability to charge market rents, limit our ability to increase rents, evict delinquent tenants or change fees, or recover increases in our operating expenses, which could have an adverse effect on our results of operations and the value of our properties.

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt, including unsecured commercial paper, at rates that vary with market interest rates. As of September 30, 2020, UDR had approximately $314.1 million of variable rate indebtedness outstanding, which constitutes approximately 6.3% of total outstanding indebtedness as of such date. As of September 30, 2020, the Operating Partnership had approximately $27.0 million of variable rate indebtedness outstanding, which constitutes approximately 27.1% of total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt, including unsecured commercial paper. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties.

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

During the three months ended September 30, 2020, we did not issue any shares of our common stock upon redemption of OP Units in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Repurchase of Equity Securities

In February 2006, UDR’s Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table summarizes all of UDR’s repurchases of shares of common stock under these programs during the three months ended September 30, 2020:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs (a)
Beginning Balance	10,561	$22.66	10,561	14,439
July 1, 2020 through July 31, 2020	—	—	—	14,439
August 1, 2020 through August 31, 2020	150	33.80	150	14,289
September 1, 2020 through September 30, 2020	447	32.88	447	13,842
Balance as of September 30, 2020	11,158	$23.22	11,158	13,842
(a)	This number reflects the amount of shares that were available for purchase under our 10 million share repurchase program authorized in February 2006 and our 15 million share repurchase program authorized in January 2008.

During the three months ended September 30, 2020, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 1999 Long-Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended September 30, 2020:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
July 1, 2020 through July 31, 2020	3,674	$36.63	N/A	N/A
August 1, 2020 through August 31, 2020	—	—	N/A	N/A
September 1, 2020 through September 30, 2020	—	—	N/A	N/A
Total	3,674	$36.63
(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Restatement of UDR, Inc. (incorporated by reference to Exhibit 3.09 to UDR, Inc.’s Current Report on Form 8-K dated July 27, 2005 and filed with the SEC on August 1, 2005).

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

4.1	UDR, Inc. 2.100% Medium-Term Note, Series A due August 2032, issued July 21, 2020.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc., general partner of United Dominion Realty, L.P.

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc., general partner of United Dominion Realty, L.P.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.

32.3	Section 1350 Certification of the Chief Executive Officer of UDR, Inc., general partner of United Dominion Realty, L.P.

32.4	Section 1350 Certification of the Chief Financial Officer of UDR, Inc., general partner of United Dominion Realty, L.P.

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended September 30, 2020, formatted in Inline XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of comprehensive income/(loss) of UDR, Inc., (iv) consolidated statements of changes in equity of UDR, Inc., (v) consolidated statements of cash flows of UDR, Inc., (vi) notes to consolidated financial statements of UDR, Inc., (vii) consolidated balance sheets of United Dominion Realty, L.P., (viii) consolidated statements of operations of United Dominion Realty, L.P., (ix) consolidated statements of comprehensive income/(loss) of United Dominion Realty, L.P., (x) consolidated statements of changes in capital of United Dominion Realty, L.P., (xi) consolidated statements of cash flows of United Dominion Realty, L.P. and (xii) notes to consolidated financial statements of United Dominion Realty, L.P.. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
Date:	October 30, 2020	/s/ Joseph D. Fisher
Joseph D. Fisher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

United Dominion Realty, L.P.
By: UDR, Inc., its general partner
Date:	October 30, 2020	/s/ Joseph D. Fisher
Joseph D. Fisher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)